Form 10-Q
period 2012-03-31
HomeTrust Bancshares, Inc.
filed 2012-06-28
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission file number:   333-178817

HOMETRUST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-5055422
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

10 Woodfin Street, Asheville, North Carolina 28801
(Address of principal executive offices; Zip Code)

(828) 259-3939
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [   ]No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                                         Accelerated filer [  ]

Non-accelerated filer   [X] (Do not check if a smaller reporting company)      Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

At June 27, 2012, there were no issued and outstanding shares of the issuer’s common stock.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q
TABLE OF CONTENTS

HomeTrust Bancshares, Inc., a Maryland corporation, was formed in connection with the conversion of HomeTrust Bank from the mutual to the stock form of organization.  As of the date hereof, the conversion has not been completed and HomeTrust Bancshares, Inc. has not issued any shares of its common stock, and has no assets or liabilities, and has not conducted any business other than that of an organizational nature.  For a further discussion of HomeTrust Bancshares, Inc.’s formation and operations, see the Registration Statement (SEC Registration No. 333-178817).  Based on the foregoing, the information presented in this Form 10-Q is for HomeTrust Bank, the proposed subsidiary of HomeTrust Bancshares, Inc.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOMETRUST BANK AND SUBSIDIARY
Consolidated Balance Sheets
 (Dollar amounts in thousands)

	(Unaudited)
	March 31,	June 30,
	2012	2011
Assets

Cash	$16,089	$12,556
Interest-bearing deposits	29,193	22,115
Cash and cash equivalents	45,282	34,671
Certificates of deposit in other banks	108,588	118,846
Securities available for sale, at fair value	32,291	59,016
Loans held for sale	11,770	4,570
Total loans	1,257,310	1,326,517
Allowance for loan losses	(36,121)	(50,140)
Net loans	1,221,189	1,276,377
Premises and equipment, net	23,158	22,406
Federal Home Loan Bank stock, at cost	7,698	9,630
Accrued interest receivable	6,033	7,119
Real estate owned	12,433	13,857
Deferred income taxes	48,926	48,489
Current taxes receivable	2,222	2,400
Other assets	44,761	40,262
TOTAL	$1,564,351	$1,637,643

Liabilities and Equity Capital

Deposits	$1,251,279	$1,264,585
Other borrowings	83,271	145,278
Advances by borrowers for taxes and insurance	2,167	2,734
Capital lease obligations	2,026	2,031
Other liabilities	54,606	55,246
Total liabilities	1,393,349	1,469,874
Commitments and contingencies (see note 5)
Retained earnings	139,553	136,410
Additional paid in capital	31,367	31,367
Accumulated other comprehensive income (loss)	82	(8)
Total equity capital	171,002	167,769
TOTAL	$1,564,351	$1,637,643

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANK AND SUBSIDIARY
Consolidated Statements of Income
(Dollar amounts in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Interest and Dividend Income:
Loans	$16,164	$17,107	$49,715	$52,729
Securities available for sale	123	226	320	843
Certificates of deposit and other interest-bearing deposits	336	201	1,006	966
Federal Home Loan Bank stock	25	20	62	42
Total interest and dividend income	16,648	17,554	51,103	54,580

Interest Expense:
Deposits	2,353	3,252	8,093	11,689
Other borrowings	388	1,435	1,156	4,382
Total interest expense	2,741	4,687	9,249	16,071

Net Interest Income	13,907	12,867	41,854	38,509
Provision for Loan Losses	4,500	2,500	13,600	17,600
Net Interest Income after Provision for Loan Losses	9,407	10,367	28,254	20,909

Other Income:
Service charges on deposit accounts	646	706	2,013	2,164
Mortgage banking income and fees	1,090	544	2,770	2,781
Rental income	140	34	209	98
Loss on sale and impairment of real estate owned	(710)	(1,612)	(2,695)	(1,898)
Gain from sales of securities available for sale	-	-	-	430
Gain from business combination	-	-	-	5,844
Gain on sale of premises and equipment	1,231	-	1,228	-
Other, net	801	362	1,413	3,886
Total other income	3,198	34	4,938	13,305

Other Expense:
Salaries and employee benefits	5,693	5,444	16,092	17,993
Net occupancy expense	1,220	1,291	3,594	3,537
Marketing and advertising	449	634	1,207	1,741
Telephone, postage, and supplies	357	397	1,049	1,155
Deposit insurance premiums	510	605	1,551	1,716
Computer services	497	516	1,318	1,349
Other	2,162	1,602	5,734	9,061
Total other expense	10,888	10,489	30,545	36,552

Income (Loss) Before Income Taxes	1,717	(88)	2,647	(2,338)
Income Tax Benefit	(299)	(730)	(496)	(4,330)

Net Income	$2,016	$642	$3,143	$1,992

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANK AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
 (Dollar amounts in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net Income	$2,016	$642	$3,143	$1,992
Other Comprehensive Income:
Unrealized holding gains (losses) on securities available for sale:
Reclassification of securities losses (gains) recognized in net income	$-	$-	$-	538
Deferred income tax benefit (expense)	-	-	-	(183)
Gains arising during the period	(6)	(53)	136	(1,864)
Deferred income tax expense	2	18	(46)	634
Total other comprehensive income (loss)	$(4)	$(35)	$90	$(875)

Comprehensive Income	$2,012	$607	$3,233	$1,117

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANK AND SUBSIDIARY
Consolidated Statement of Changes in Equity Capital
(Dollar amounts in thousands)

			Accumulated
		Additional	Other
	Retained	Paid In	Comprehensive	Total Equity
	Earnings	Capital	Income (Loss)	Capital

Balance at June 30, 2010	$151,147	$23,054	$614	$174,815

Net income	1,992	-	-	1,992
Capital from business combination	-	8,313	-	8,313
Other comprehensive income	-	-	(875)	(875)

Balance at March 31, 2011 (unaudited)	$153,139	$31,367	$(261)	$184,245

Balance at June 30, 2011	$136,410	$31,367	$(8)	$167,769

Net income	3,143	-	-	3,143
Other comprehensive income	-	-	90	90

Balance at March 31, 2012 (unaudited)	$139,553	$31,367	$82	$171,002

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANK AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	(Unaudited)
	Nine Months Ended
	March 31,
	2012	2011
Operating Activities:
Net income	$3,143	$1,992
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	13,600	17,600
Depreciation	1,621	1,580
Deferred income tax benefit	(485)	708
Net amortization and accretion	(159)	26
Gain on sale of premises and equipment	(1,228)	-
Loss on sale and impairment of real estate owned	2,695	1,898
Gain from sales of securities available for sale	-	(430)
Gain from business combination	-	(5,844)
Gain on sale of loans held for sale	(2,144)	(2,387)
Origination of loans held for sale	(148,029)	(132,038)
Proceeds from sales of loans held for sale	142,973	139,383
Decrease in deferred loan fees, net	(49)	(228)
Decrease (increase) in accrued interest receivable and other assets	(3,413)	3,601
Decrease (increase) in income taxes receivable	178	(2,821)
Increase (decrease) in other liabilities	(1,207)	3,772
Net cash provided by operating activities	7,496	26,812

Investing Activities:
Purchase of securities available for sale	(12,539)	(35,260)
Proceeds from sales of securities available for sale	-	8,555
Proceeds from maturities of securities available for sale	37,132	21,022
Purchase of certificates of deposit in other banks	(25,312)	(82,227)
Maturities of certificates of deposit in other banks	35,570	58,935
Principal repayments of mortgage-backed securities	2,179	4,939
Net redemptions of Federal Home Loan Bank Stock	1,932	1,161
Net decrease (increase) in loans	31,594	(18,409)
Cash received from business combination	-	8,190
Purchase of premises and equipment	(2,545)	(2,025)
Capital improvements to real estate owned	(302)	(434)
Proceeds from sales of premises and equipment	1,400	-
Proceeds from sale of real estate owned	9,324	3,751
Net cash provided by (used in) investing activities	78,433	(31,802)

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANK AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)
(Dollar amounts in thousands)

	(Unaudited)
	Nine Months Ended
	March 31,
	2012	2011
Financing Activities:
Net decrease in deposits	$(13,306)	$(97,884)
Net increase (decrease) in other borrowings	(62,007)	8,542
Decrease in capital lease obligations	(5)	(5)
Net cash used in financing activities	(75,318)	(89,347)
Net Increase (Decrease) in Cash and Cash Equivalents	10,611	(94,337)
Cash and Cash Equivalents at Beginning of Period	34,671	116,830
Cash and Cash Equivalents at End of Period	$45,282	$22,493

Supplemental Disclosures:

Cash paid during the period for:
Interest	$9,186	$13,849
Income taxes	97	23
Noncash transactions:
Unrealized gain in value of securities available for sale,
net of income taxes	90	875
Transfers of loans to real estate owned	11,223	8,713
Loans originated to finance the sale of real estate owned	930	5,952
Business combination:
Assets acquired	-	105,126
Liabilities assumed	-	90,969
Net assets acquired	-	14,157

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
 (Dollar amounts in thousands)

1.	Summary of Significant Accounting Policies

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United State of America (“US GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Prospectus of HomeTrust Bancshares, Inc. filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2012. These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to US GAAP. The results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012 or any other future period.

Description of Business – HomeTrust Bank (the “Bank”) is a federally chartered mutual savings bank with twenty retail offices located in North Carolina.  The current business of the Bank is conducted through its seven operating divisions – HomeTrust Bank, Cherryville Federal Bank, Home Savings Bank of Eden, Industrial Federal Bank of Lexington, Shelby Savings Bank, Tryon Federal Bank, and Rutherford County Bank.  All divisions operate under a single set of corporate policies and procedures and are recognized as a single banking segment for financial reporting purposes.

Accounting Principles – The accounting and reporting policies of the Bank conform to US GAAP.

Principles of Consolidation and Subsidiary Activities – The accompanying consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiary, Western North Carolina Service Corporation (“WNCSC”).  WNCSC owns office buildings in Asheville and Hendersonville, North Carolina that are leased to the Bank and several other tenants.  All intercompany items have been eliminated.

Use of Estimates in Financial Statements – The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Securities – Premiums and discounts are amortized or accreted over the life of the security as an adjustment to yield.  Dividend and interest income are recognized when earned.  Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

Declines in the fair value of individual securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  In estimating other-than temporary impairment losses, the Bank considers among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of the unrealized loss, and in the case of debt securities, whether it is more likely than not that the Bank will be required to sell the security prior to a recovery.

Loans – Loans are carried at their outstanding principal amount, less unearned income and deferred nonrefundable loan fees, net of certain origination costs.  Interest income is recorded as earned on an accrual basis.  Net deferred loan origination fees/costs are deferred and amortized to interest income over the life of the related loan.  The premium or discount on purchased loans is amortized over the expected life of the loans and is included in interest income.

Loan Segments and Classes

The Bank’s loan portfolio is grouped into two segments (retail consumer loans and commercial loans) and into four classes within each segment.  The Bank originates, services, and manages its loans based on these segments and classes.  The Bank’s portfolio segments and classes within those segments are subject to risks that could have an adverse impact on the credit quality of the loan portfolio. Management identified the risks described below as significant risks that are generally similar among the loan segments and classes.

Retail Consumer loan segment

The Bank underwrites its retail consumer loans using automated credit scoring and analysis tools. These credit scoring tools take into account factors such as payment history, credit utilization, length of credit history, types of credit currently in use, and recent credit inquiries. To the extent that the loan is secured by collateral, the value of the collateral is also evaluated. Common risks to each class of retail consumer loans include general economic conditions within the Bank’s markets, such as unemployment and potential declines in collateral values, and the personal circumstances of the borrowers. In addition to these common risks for the Bank’s retail consumer loans, various retail consumer loan classes may also have certain risks specific to them.

One to four family and construction and land/lot loans are to individuals and are typically secured by 1-4 family residential property, undeveloped land, and partially developed land in anticipation of pending construction of a personal residence. Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral. Recent declines in value have led to unprecedented levels of foreclosures and losses within the banking industry. Construction and land/lot loans often experience delays in completion and cost overruns that exceed the borrower’s financial ability to complete the project. Such cost overruns can routinely result in foreclosure of partially completed and unmarketable collateral.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
 (Dollar amounts in thousands)

Home equity lines of credit are often secured by second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render the Bank’s second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lien holders that may further weaken collateral positions. Further, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination.

Consumer loans include loans secured by deposit accounts or personal property such as automobiles, boats, and motorcycles, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since date of loan origination in excess of principal repayment.

Commercial loan segment

The Bank’s commercial loans are centrally underwritten based primarily on the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. The Bank’s commercial lenders and underwriters work to understand the borrower’s businesses and management experiences. The majority of the Bank’s commercial loans are secured by collateral, so collateral values are important to the transaction. In commercial loan transactions where the principals or other parties provide personal guarantees, the Bank’s commercial lenders and underwriters analyze the relative financial strength and liquidity of each guarantor. Risks that are common to the Bank’s commercial loan classes include general economic conditions, demand for the borrowers’ products and services, the personal circumstances of the principals, and reductions in collateral values. In addition to these common risks for the Bank’s commercial loans, the various commercial loan classes also have certain risks specific to them.

Construction and development loans are highly dependent on the supply and demand for commercial real estate in the Bank’s markets as well as the demand for the newly constructed residential homes and lots being developed by the Bank’s commercial loan customers. Prolonged deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for the Bank’s commercial borrowers.

Commercial real estate and commercial and industrial loans are primarily dependent on the ability of the Bank’s commercial loan customers to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a borrower’s actual business results significantly underperform the original projections, the ability of that borrower to service the Bank’s loan on a basis consistent with the contractual terms may be at risk. While these loans and leases are generally secured by real property, personal property, or business assets such as inventory or accounts receivable, it is possible that the liquidation of the collateral will not fully satisfy the obligation.

Municipal leases are primarily made to volunteer fire departments and depend on the tax revenues received from the county or municipality.  These leases are mainly secured by vehicles, fire stations, land, or equipment.  The underwriting of the municipal leases is based on the cash flows of the fire department as well as projections of income for the future.

Credit Quality Indicators

Loans are monitored for credit quality on a recurring basis and the composition of the loans outstanding by credit quality indicator is provided below. Loan credit quality indicators are developed through review of individual borrowers on an ongoing basis. Generally, loans are monitored for performance on a quarterly basis with the credit quality indicators adjusted as needed.  The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. These credit quality indicators are defined as follows:

Pass—A pass rated asset is not adversely classified because it does not display any of the characteristics for adverse classification.

Special Mention—A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, such potential weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention assets are not adversely classified and do not warrant adverse classification.

Substandard—A substandard asset is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets classified as substandard generally have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These assets are characterized by the distinct possibility of loss if the deficiencies are not corrected.

Doubtful—An asset classified doubtful has all the weaknesses inherent in an asset classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.

Loss—Assets classified loss are considered uncollectible and of such little value that their continuing to be carried as an asset is not warranted. This classification is not necessarily equivalent to no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be effected in the future.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
 (Dollar amounts in thousands)

Loans Held for Sale—Loans held for sale are residential mortgages and are valued at the lower of cost or fair value less estimated costs to sell as determined by outstanding commitments from investors on a “best efforts” basis or current investor yield requirements, calculated on the aggregate loan basis.  Loans sold are generally sold at par value and sold with servicing released.

Allowance for Loan Losses—The allowance for loan losses is management’s estimate of probable credit losses that are inherent in the Bank’s loan portfolios at the balance sheet date. The allowance increases when the Bank provides for loan losses through charges to operating earnings and when the Bank recovers amounts from loans previously written down or charged off. The allowance decreases when the Bank writes down or charges off loans amounts that are deemed uncollectible.

Management determines the allowance for loan losses based on periodic evaluations that are inherently subjective and require substantial judgment because the evaluations require the use of material estimates that are susceptible to significant change. The Bank generally uses two allowance methodologies that are primarily based on management’s determination as to whether or not a loan is considered to be impaired.

All classified loans above a certain threshold are evaluated for impairment on a loan-by-loan basis and are considered impaired when it is probable, based on current information, that the borrower will be unable to pay contractual interest or principal as required by the loan agreement. Loans that experience insignificant payment delays and payment shortfalls are not necessarily considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment history, and the amount of the shortfall relative to the principal and interest owed. Impaired loans are measured at their estimated net realizable value based on either the value of the loan’s expected future cash flows discounted at the loan’s effective interest rate or on the collateral value, net of the estimated costs of disposal, if the loan is collateral dependent. For loans considered impaired, an individual allowance for loan losses is recorded when the loan principal balance exceeds the estimated net realizable value.

For loans not considered impaired, management determines the allowance for loan losses based on estimated loss percentages that are determined by and applied to the various classes of loans that comprise the segments of the Bank’s loan portfolio. The estimated loss percentages by loan class are based on a number of factors that include by class (i) average historical losses over the past three years, (ii) levels and trends in delinquencies, impairments, and net charge-offs, (iii) trends in the volume, terms, and concentrations, (iv) trends in interest rates, (v) effects of changes in the Bank’s risk tolerance, underwriting standards, lending policies, procedures, and practices, and (vi) national and local business and economic conditions.

Future material adjustments to the allowance for loan losses may be necessary due to changing economic conditions or declining collateral values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require the Bank to make adjustments to the allowance for loan losses based upon judgments that differ significantly from those of management.

Nonperforming Assets—Nonperforming assets can include loans that are past due 90 days or more and continue to accrue interest, loans on which interest is not being accrued, and foreclosed real estate.

Loans Past Due 90 Days or More, Nonaccruing, Impaired, or Restructured—The Bank’s policies related to when loans are placed on nonaccruing status conform to guidelines prescribed by bank regulatory authorities. Generally, the Bank suspends the accrual of interest on loans (i) that are maintained on a cash basis because of the deterioration of the financial condition of the borrower, (ii) for which payment in full of principal or interest is not expected (impaired loans), or (iii) on which principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. Under the Bank’s cost recovery method, interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accruing status when all principal and interest amounts contractually due are brought current and concern no longer exists as to the future collectability of principal and interest, which is generally confirmed when the loan demonstrates performance for six consecutive months or payment cycles.

Restructured loans to borrowers who are experiencing financial difficulty, and on which the Bank has granted concessions that modify the terms of the loan are accounted for as troubled debt restructurings. These loans remain as troubled debt restructurings until the loan has been paid in full, modified to its original terms, or charged off.  The Bank may place these loans on accrual or nonaccrual status depending on the individual facts and circumstances of the borrower.  Generally, these loans are put on nonaccrual status until there is adequate performance that evidences the ability of the borrower to make the contractual payments.  This period of performance is normally at least nine months, and may include performance immediately prior to or after the modification, depending on the specific facts and circumstances of the borrower.

Loan Charge-offs—The Bank charges off loan balances, in whole or in part, when available, verifiable, and documentable information confirms that specific loans, or portions of specific loans, are uncollectible or unrecoverable. For unsecured loans, losses are confirmed when it can be determined that the borrower, or any guarantors, are unwilling or unable to pay the amounts as agreed. When the borrower, or any guarantor, is unwilling or unable to pay the amounts as agreed on a loan secured by collateral and any recovery will be realized upon the sale of the collateral, the loan is deemed to be collateral dependent. Repayments or recoveries for collateral dependent loans are directly affected by the value of the collateral at liquidation. As such, loan repayment can be affected by factors that influence the amount recoverable, the timing of the recovery, or a combination of the two. Such factors include economic conditions that affect the markets in which the loan or its collateral is sold, bankruptcy, repossession and foreclosure laws, and consumer banking regulations. Losses are also confirmed when the loan, or a portion of the loan, is classified as loss resulting from loan reviews conducted by the Bank or its regulatory examiners.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
 (Dollar amounts in thousands)

Charge-offs of loans in the commercial loan segment are recognized when the uncollectibility of the loan balance and the inability to recover sufficient value from the sale of any collateral securing the loan is confirmed. The uncollectibility of the loan balance is evidenced by the inability of the commercial borrower to generate cash flows sufficient to repay the loan as agreed causing the loan to become delinquent. For collateral dependent commercial loans, the Bank determines the net realizable value of the collateral based on appraisals, current market conditions, and estimated costs to sell the collateral. For collateral dependent commercial loans where the loan balance, including any accrued interest, net deferred fees or costs, and unamortized premiums or discounts, exceeds the net realizable value of the collateral securing the loan, the deficiency is identified as unrecoverable, is deemed to be a confirmed loss, and is charged off.

Charge-offs of loans in the retail consumer loan segment are generally confirmed and recognized in a manner similar to loans in the commercial loan segment. Secured retail consumer loans that are identified as uncollectible and are deemed to be collateral dependent are confirmed as loss to the extent the net realizable value of the collateral is insufficient to recover the loan balance. Consumer loans  not secured by real estate that become 90 cumulative days past due are charged off to the extent that the fair value of any collateral, less estimated costs to sell the collateral, is insufficient to recover the loan balance. Consumer loans secured by residential real estate that become 120 days past due are charged off to the extent that the fair value of the residential real estate securing the loan, less estimated costs to sell the collateral, is insufficient to recover the loan balance. Loans to borrowers in bankruptcy are subject to modification by the bankruptcy court and are charged off to the extent that the fair value of any collateral securing the loan, less estimated costs to sell the collateral, is insufficient to recover the loan balance, unless the Bank expects repayment is likely to occur. Such loans are charged off within 60 days of the receipt of notification from a bankruptcy court or when the loans become 120 days past due, whichever is shorter.

Real Estate Owned—Real estate owned consists of real estate acquired as a result of customers’ loan defaults. Foreclosed real estate is stated at the lower of the related loan balance or the fair value of the property net of the estimated costs of disposal with a charge to the allowance for loan losses upon foreclosure. Any write-downs subsequent to foreclosure are charged against operating earnings. To the extent recoverable, costs relating to the development and improvement of property are capitalized, whereas those costs relating to holding the property are charged to expense.

Income Taxes – The Bank accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence.

The Bank recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of March 31, 2012 (unaudited) and June 30, 2011, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Bank and its subsidiary file a consolidated United States federal income tax return, as well as separate unconsolidated North Carolina state income tax returns.  The Bank’s filed income tax returns are no longer subject to examination by taxing authorities for years before June 30, 2008.

Recent Accounting Pronouncements – Accounting Standards Update ASU 2011-04 – In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”). The amendments improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and IFRSs. The effective date is the first interim or annual period beginning on or after December 15, 2011. Early application is not permitted. The adoption of the new guidance did not have a significant impact on the Bank’s financial statements.

Accounting Standards Update ASU 2011-05 – In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments improve the comparability, consistency and transparency of financial reporting to increase the prominence of items reported on other comprehensive income. The effective date is the first interim or annual period beginning on or after December 15, 2011. Early application is permitted. The adoption of the new guidance did not have a significant impact on the Bank’s financial statements.

Accounting Standards Update ASU 2011-11 – In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between US GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The adoption of the new guidance is not expected to have an impact on the Bank’s financial statements.

Accounting Standards Update ASU 2011-12 – In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. The adoption of the new guidance is not expected to have a significant impact on the Bank’s financial statements.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
 (Dollar amounts in thousands)

2.	Business Combinations

Effective October 1, 2010, the Bank completed a business combination with Cherryville Savings and Loan Association (Cherryville) of Cherryville, NC.  Cherryville was a mutually-chartered savings bank operating one full service banking office in Gaston County, NC.  This combination continued the Bank’s strategy to combine with other institutions to better respond to increasing regulatory burdens while preserving the value and culture of community banks.  This business combination was accounted for under the acquisition method of accounting.  The acquired assets, assumed liabilities, and identifiable intangible assets were recorded at their respective acquisition date fair values.  The Bank recognized $8,313 as the fair value of Cherryville’s equity as a separate component to equity capital as required for business combinations of mutual institutions.  In determining this fair value, both the market approach and the income approach were used and weighted as deemed appropriate for the valuation of a mutual institution.  The fair value of Cherryville’s equity was less than the fair value of net assets due to its distinct characteristics as a mutual institution and current market conditions that had an overall negative impact on the valuation of financial institutions.  As a result, the Bank recorded a gain of $5,844 which represented the excess of the net fair value of assets and liabilities over the fair value of Cherryville’s equity.

The statement of net assets as of the effective date is presented in the following table.

As of
October 1, 2010
Net assets acquired at fair value from the business combination with Cherryville:
Cash and cash equivalents	$8,190
Investment securities	31,817
Loans, net	59,037
Premises and equipment	760
Other assets	5,112
Core deposit intangible	40
Deposits	(86,460)
Other liabilities	(4,339)
Total identifiable net assets at fair value	14,157
Fair value of the equity of Cherryville	8,313
Gain on business combination	$5,844

The purchase accounting adjustments related to investments, loans, and deposits are being accreted or amortized into income using methods that approximate a level yield over their respective estimated lives.  Purchase accounting adjustments related to core deposit intangibles are being amortized and recorded as noninterest expense over their respective estimated lives using accelerated methods.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
 (Dollar amounts in thousands)

The carrying amount of acquired loans from Cherryville as of October 1, 2010 consisted of purchased performing loans and purchased impaired loans as detailed in the following table:

	Purchased	Purchased
	Performing	Impaired	Total
	Loans	Loans	Loans
One to four family loans	$44,812	$2,094	$46,906
Commercial real estate loans	7,433	55	7,488
Home equity lines of credit	3,130	202	3,332
Commercial loans	823	205	1,028
Consumer loans	282	-	282
Total	$56,480	$2,556	$59,036

The following table presents the purchased performing loans and purchased impaired loans receivable for Cherryville at March 31, 2012 (unaudited), June 30, 2011, and October 1, 2010 (the combination date).  The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond:

	Purchased Performing Loans
	March 31,	June 30,	October 1,
	2012 (Unaudited)	2011	2010
Contractually required principal payments receivable	$42,590	$44,987	$56,445
Fair value adjustment for credit, interest rate, and liquidity	93	85	35
Fair value of purchased loans receivable	$42,683	$45,072	$56,480

	Purchased Impaired Loans
	March 31,	June 30,	October 1,
	2012 (Unaudited)	2011	2010
Contractually required principal payments receivable	$2,547	$2,812	$2,992
Non-accretable fair value adjustment	(365)	(416)	(436)
Fair value of purchased loans receivable	$2,182	$2,396	$2,556

The amounts of Cherryville’s net interest income and net income included in the Bank’s consolidated income statement for the year ended June 30, 2011 and the net interest income and net income of the combined entity had the acquisition date been July 1, 2010, July 1, 2009, or July 1, 2008 are:

	Net Interest	Net
	Income	Income/(Loss)
Actual from October 1, 2010 to June 30, 2011	$39,415	$(15,780)
Supplemental pro forma from July 1, 2010 to June 30, 2011	52,168	(15,021)
Supplemental pro forma from July 1, 2009 to June 30, 2010	48,350	7,570

3.	Securities Available for Sale

Securities available for sale consist of the following:

	March 31, 2012 (Unaudited)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$6,307	$2	$(5)	$6,304
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	25,860	143	(16)	25,987
Total	$32,167	$145	$(21)	$32,291

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
 (Dollar amounts in thousands)

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$37,494	$31	$(121)	$37,404
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	21,534	131	(53)	21,612
Total	$59,028	$162	$(174)	$59,016

Debt securities available for sale by contractual maturity are shown below.  Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	March 31, 2012 (Unaudited)
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$6,000	$6,002
Due after one year through five years	102	101
Due after five years through ten years	205	201
Due after ten years	-	-
Mortgage-backed securities	25,860	25,987
Total	$32,167	$32,291

	June 30, 2011
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$8,002	$8,003
Due after one year through five years	18,663	18,642
Due after five years through ten years	6,198	6,140
Due after ten years	4,631	4,619
Mortgage-backed securities	21,534	21,612
Total	$59,028	$59,016

Gross proceeds and gross realized gains and losses from sales of securities recognized in net income follow:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Gross proceeds from sales of securities	$-	$-	$-	$8,555
Gross realized gains from sales of securities	-	-	-	443
Gross realized losses from sales of securities	-	-	-	13

Securities available for sale with costs totaling $15,692 (unaudited) and $10,081 (market value of $15,711 (unaudited) and $10,103) at March 31, 2012 and June 30, 2011, respectively, were pledged as collateral to secure various public deposits and retail repurchase agreements.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
 (Dollar amounts in thousands)

The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2012 and June 30, 2011 are as follows:

	March 31, 2012 (Unaudited)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$-	$-	$302	$(5)	$302	$(5)
Residential Mortgage-
backed Securities of U.S.
Government Agencies and
Government-Sponsored
Enterprises	12,048	(13)	109	(3)	12,157	(16)
Total	$12,048	$(13)	$411	$(8)	$12,459	$(21)

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$20,304	$(121)	$-	$-	$20,304	$(121)
Residential Mortgage-
backed Securities of U.S.
Government Agencies and
Government-Sponsored
Enterprises	10,278	(52)	63	(1)	10,341	(53)
Total	$30,582	$(173)	$63	$(1)	$30,645	$(174)

The total number of securities with unrealized losses at March 31, 2012, and June 30, 2011 were 18 (unaudited) and 71, respectively.  Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Bank will be required to sell the securities prior to a recovery in value. The decline in fair value is largely due to decreases in market interest rates. The Bank had no other than temporary impairment losses during the nine month period ended March 31, 2012 (unaudited) or the year ended June 30, 2011.  The Bank, as a member of the FHLB, is required to maintain an investment in FHLB capital stock.  No ready market exists for the FHLB stock and the carrying value approximates its fair value based on the redemption provisions of the FHLB.

4.      Loans

Loans consist of the following:

	(Unaudited)
	March 31,	June 30,
	2012	2011
Retail consumer loans:
One to four family	$623,961	$610,528
Home equity lines of credit	145,637	156,720
Construction and land/lots	58,681	68,199
Consumer	3,930	4,265
Total retail consumer loans	832,209	839,712
Commercial loans:
Commercial real estate	247,361	269,449
Construction and development	46,760	79,458
Commercial and industrial	15,294	19,250
Municipal leases	119,035	122,921
Total commercial loans	428,450	491,078
Total loans	1,260,659	1,330,790
Less:
Allowance for loan and lease losses	(36,121)	(50,140)
Deferred loan fees, net	(2,040)	(2,713)
Discount on loans from business combination	(1,309)	(1,560)
Loans, net	$1,221,189	$1,276,377

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
 (Dollar amounts in thousands)

All the qualifying first mortgage loans, home equity lines of credit, and FHLB Stock were pledged as collateral to secure the FHLB advances.

The Bank’s total loans by segment, class, and grade follow:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
March 31, 2012 (unaudited)
Retail consumer loans:
One to four family	$560,099	$6,408	$51,421	$6,030	$3	$623,961
Home equity lines of credit	137,250	2,115	5,069	1,201	2	145,637
Construction and land/lots	53,125	964	3,152	1,440	-	58,681
Consumer	3,687	3	220	20	-	3,930
Commercial loans:
Commercial real estate	197,994	20,177	26,791	2,399	-	247,361
Construction and development	22,355	5,462	18,942	-	1	46,760
Commercial and industrial	10,882	767	3,484	157	4	15,294
Municipal leases	117,348	243	1,444	-	-	119,035
Total loans	$1,102,740	$36,139	$110,523	$11,247	$10	$1,260,659

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
June 30, 2011
Retail consumer loans:
One to four family	$546,232	$5,922	$58,328	$46	$-	$610,528
Home equity lines of credit	147,769	907	7,903	141	-	156,720
Construction and land/lots	60,040	814	7,345	-	-	68,199
Consumer	3,873	115	254	15	8	4,265
Commercial loans:
Commercial real estate	217,701	26,090	25,646	12	-	269,449
Construction and development	28,789	7,070	43,599	-	-	79,458
Commercial and industrial	15,240	1,017	2,836	157	-	19,250
Municipal leases	121,551	547	823	-	-	122,921
Total loans	$1,141,195	$42,482	$146,734	$371	$8	$1,330,790

The Bank’s total loans by segment, class, and delinquency status follows:

	Past Due				Total
	30-89 Days	90 Days +	Total	Current	Loans
March 31, 2012 (unaudited)
Retail consumer loans:
One to four family	$10,227	$17,761	$27,988	$595,973	$623,961
Home equity lines of credit	535	2,632	3,167	142,470	145,637
Construction and land/lots	751	1,820	2,571	56,110	58,681
Consumer	25	50	75	3,855	3,930
Commercial loans:
Commercial real estate	4,391	8,057	12,448	234,913	247,361
Construction and development	4,341	4,936	9,277	37,483	46,760
Commercial and industrial	49	234	283	15,011	15,294
Municipal leases	-	-	-	119,035	119,035
Total loans	$20,319	$35,490	$55,809	$1,204,850	$1,260,659

	Past Due				Total
	30-89 Days	90 Days +	Total	Current	Loans
June 30, 2011
Retail consumer loans:
One to four family	$13,569	$15,082	$28,651	$581,877	$610,528
Home equity lines of credit	824	1,984	2,808	153,912	156,720
Construction and land/lots	594	2,766	3,360	64,839	68,199
Consumer	4	22	26	4,239	4,265
Commercial loans:
Commercial real estate	2,594	8,045	10,639	258,810	269,449
Construction and development	1,511	15,788	17,299	62,159	79,458
Commercial and industrial	19	2	21	19,229	19,250
Municipal leases	-	474	474	122,447	122,921
Total loans	$19,115	$44,163	$63,278	$1,267,512	$1,330,790

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
 (Dollar amounts in thousands)

The Bank’s recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follow:

	(Unaudited)
	March 31, 2012		June 30, 2011
		90 Days + &		90 Days + &
	Nonaccruing	still accruing	Nonaccruing	still accruing
Retail consumer loans:
One to four family	$33,536	$-	$17,821	$-
Home equity lines of credit	4,100	-	2,536	-
Construction and land/lots	3,747	-	2,766	-
Consumer	75	-	23	-
Commercial loans:
Commercial real estate	18,761	-	8,197	-
Construction and development	16,320	-	16,620	-
Commercial and industrial	581	-	40	-
Municipal Leases	-	-	474	-
Total loans	$77,120	$-	$48,477	$-

The Bank’s loans that were performing under the terms of troubled debt restructurings (TDRs) that were excluded from nonaccruing loans above follow:

	(Unaudited)
	March 31,	June 30,
	2012	2011
Performing restructured loans included in impaired loans	$18,503	$49,379

An analysis of the allowance for loan losses follows:

	(Unaudited)	(Unaudited)
	Three Months Ended	Nine Months Ended
	March 31, 2012	March 31, 2012
Balance at beginning of period	$36,774	$50,140
Provision for loan losses	4,500	13,600
Charge-offs	(5,447)	(28,807)
Recoveries	294	1,188
Balance at end of period	$36,121	$36,121

An analysis of the allowance for loan losses by segment follows:

	(Unaudited)			(Unaudited)
	Three Months Ended March 31, 2012			Nine Months Ended March 31, 2012
	Retail			Retail
	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at beginning of period	$21,156	$15,618	$36,774	$23,511	$26,629	$50,140
Provision for loan losses	3,526	974	4,500	11,449	2,151	13,600
Charge-offs	(3,130)	(2,317)	(5,447)	(13,563)	(15,244)	(28,807)
Recoveries	185	109	294	340	848	1,188
Balance at end of period	$21,737	$14,384	$36,121	$21,737	$14,384	$36,121

At March 31, 2012, the Bank revised its methodology for the allowance for loan losses to better reflect the risks within each loan class.  These changes included reducing the historic look back period to 2 years (8 quarters) from 2.5 years (10 quarters), adding new concentration adjustments for Cherryville Federal and Industrial Federal pre-partnership loans.  In addition, the qualitative factors on the one to four family, commercial real estate, construction and land/lots, and construction and development classes were adjusted to better reflect the overall risk in each of these classes as a result of the change to the historic look back period.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
 (Dollar amounts in thousands)

The Bank’s ending balances of loans and the related allowance, by segment and class, follows:

	Allowance for Loan Losses			Total Loans Receivable
	Loans			Loans
	individually	Loans		individually	Loans
	evaluated for	Collectively		evaluated for	Collectively
March 31, 2012 (unaudited)	impairment	Evaluated	Total	impairment	Evaluated	Total
Retail consumer loans:
One- to four-family	$1,189	$13,480	$14,669	$39,951	$584,010	$623,961
Home equity	301	3,173	3,474	3,650	141,987	145,637
Construction and land/lots	398	3,087	3,485	4,210	54,471	58,681
Consumer	-	109	109	1	3,929	3,930
Commercial loans:
Commercial real estate	360	6,057	6,417	21,843	225,518	247,361
Construction and development	272	6,554	6,826	17,199	29,561	46,760
Commercial and industrial	145	200	345	2,969	12,325	15,294
Municipal leases	-	796	796	386	118,649	119,035
Total	$2,665	$33,456	$36,121	$90,209	$1,170,450	$1,260,659

June 30, 2011
Retail consumer loans:
One- to four-family	$3,240	$10,868	$14,108	$29,319	$581,209	$610,528
Home equity	623	3,087	3,710	6,310	150,410	156,720
Construction and land/lots	1,489	4,018	5,507	4,842	63,357	68,199
Consumer	-	213	213	-	4,265	4,265
Commercial loans:
Commercial real estate	1,997	7,430	9,427	21,203	248,246	269,449
Construction and development	10,712	4,887	15,599	41,126	38,332	79,458
Commercial and industrial	176	277	453	2,823	16,427	19,250
Municipal leases	-	1,123	1,123	-	122,921	122,921
Total	$18,237	$31,903	$50,140	$105,623	$1,225,167	$1,330,790

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
 (Dollar amounts in thousands)

The Bank’s impaired loans and the related allowance, by segment and class, follows:

	Total Impaired Loans
	With a	With No		Related
	Recorded	Recorded		Recorded
March 31, 2012 (unaudited)	Allowance	Allowance	Total	Allowance
Retail consumer loans:
One to four family	$6,659	$37,850	$44,509	$1,275
Home equity lines of credit	413	4,198	4,611	320
Construction and land/lots	1,248	3,090	4,338	405
Consumer	-	75	75	2
Commercial loans:
Commercial real estate	2,844	19,229	22,073	366
Construction and development	2,005	15,658	17,663	361
Commercial and industrial	276	2,945	3,221	144
Municipal leases	-	385	385	-
Total impaired loans	$13,445	$83,430	$96,875	$2,873

June 30, 2011
Retail consumer loans:
One to four family	$28,467	$15,297	$43,764	$3,748
Home equity lines of credit	3,168	3,680	6,848	646
Construction and land/lots	4,662	2,199	6,861	1,733
Consumer	23	-	23	2
Commercial loans:
Commercial real estate	9,952	12,176	22,128	2,041
Construction and development	25,329	16,412	41,741	10,786
Commercial and industrial	278	2,564	2,842	176
Municipal leases	710	-	710	10
Total impaired loans	$72,589	$52,328	$124,917	$19,142

The table above includes $6,666 (unaudited) and $19,294, of impaired loans that were not individually evaluated at March 31, 2012 and June 30, 2011, respectively, because these loans did not meet the Bank’s threshold for individual impairment evaluation.  The recorded allowance above includes $218 (unaudited) and $905 related to these loans that were not individually evaluated at March 31, 2012 and June 30, 2011, respectively.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
 (Dollar amounts in thousands)

For the three and nine months ended March 31, 2012, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended			Nine Months Ended
	March 31, 2012 (Unaudited)			March 31, 2012 (Unaudited)
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Below market interest rate:
Retail consumer:
One to four family	9	$3,028	$3,641	26	$8,052	$7,837
Home equity lines of credit	2	81	81	2	81	81
Construction and land/lots	-	-	-	2	172	172
Commercial:
Commercial real estate	-	-	-	1	286	281
Construction and development	-	-	-	1	260	256
Total	11	$3,109	$3,722	32	$8,851	$8,627

Extended payment terms:
Retail consumer:
One to four family	3	$568	$577	13	$2,424	$2,295
Home equity lines of credit	-	-	-	2	73	71
Commercial:
Commercial real estate	-	-	-	2	405	321
Construction and development	-	-	-	2	2,694	2,694
Commercial and industrial	1	14	-	3	119	101
Total	4	$582	$577	22	$5,715	$5,482

Other TDRs:
Retail consumer:
One to four family	2	$168	$167	9	$1,702	$1,678
Home equity lines of credit	-	-	-	1	35	35
Construction and land/lots	-	-	-	1	182	175
Commercial:
Commercial real estate	2	254	247	5	945	884
Construction and development	1	265	265	6	2,413	1,744
Total	5	$687	$679	22	$5,277	$4,516

Total	20	$4,378	$4,978	76	$19,843	$18,625

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
 (Dollar amounts in thousands)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended March 31, 2012.

	Three Months Ended		Nine Months Ended
	March 31, 2012 (Unaudited)		March 31, 2012 (Unaudited)
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Below market interest rate:
Retail consumer:
One to four family	2	$56	7	$1,609
Construction and land/lots	-	-	2	393
Total	2	$56	9	$2,002

Extended payment terms:
Retail consumer:
One to four family	2	$423	6	$772
Commercial:
Construction and development	3	2,782	3	2,782
Total	5	$3,205	9	$3,554

Other TDRs:
Commercial:
Commercial real estate	-	-	2	$242
Total	-	$-	2	$242

Total	7	$3,261	20	$5,798

Other TDRs include TDRs that have a below market interest rate and extended payment terms.  The Bank does not typically forgive principal when restructuring troubled debt.  In order to comply with the requirements of ASU 2011-02, the Bank reviewed modifications occurring since July 1, 2011 that were previously measured under the subtopic 450-20.  From this review, no new TDRs were identified.

In the determination of the allowance for loan losses, management considers TDRs for all loan classes, and the subsequent nonperformance in accordance with their modified terms, by measuring impairment on a loan-by-loan basis based on either the value of the loan’s expected future cash flows discounted at the loan’s effective interest rate or on the collateral value, net of the estimated costs of disposal, if the loan is collateral dependent.

5.	Commitments and Contingencies

Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements.  At March 31, 2012 and June 30, 2011, respectively, loan commitments (excluding $12,236 (unaudited) and $22,518 of undisbursed portions of construction loans) totaled $58,104 (unaudited) and $45,074 of which $8,492 (unaudited) and $13,625 were variable rate commitments and $49,612 (unaudited) and $31,449 were fixed rate commitments.  The fixed rate loans had interest rates ranging from 2.875% (unaudited) to 5.00% (unaudited) at March 31, 2012 and 3.59% to 5.75% at June 30, 2011, and terms ranging from 6 to 30 years.  Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $159,308 (unaudited) and $173,164.  These amounts represent the Bank’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Bank commits to its borrowers.  The Bank has freestanding derivative instruments consisting of commitments to originate fixed rate conforming loans and commitments to sell fixed rate conforming loans.  The fair value of these commitments was not material at March 31, 2012 (unaudited) or June 30, 2011.

The Bank grants construction and permanent loans collateralized primarily by residential and commercial real estate to customers throughout its primary market area.  In addition, the Bank grants municipal leases to customers throughout North and South Carolina.  The Bank’s loan portfolio can be affected by the general economic conditions within these market areas.  Management believes that the Bank has no concentration of credit in the loan portfolio.

Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System.  The daily average calculated cash reserve required as of March 31, 2012 and June 30, 2011 was $598 (unaudited), and $8,492, respectively, which was satisfied by vault cash and balances held at the Federal Reserve.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
 (Dollar amounts in thousands)

Guarantees – Standby letters of credit obligate the Bank to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so.  The financial standby letters of credit issued by the Bank are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary.  Total commitments under standby letters of credit as of March 31, 2012 and June 30, 2011 were $106 (unaudited) and $1,301.  The Bank recorded a $375 liability for the current carrying amount of the obligation to perform as guarantor at June 30, 2011.  There was no liability recorded for these letters of credit at March 31, 2012.

Litigation – We are currently involved in several litigation matters in the ordinary course of business. One matter, originally filed in March, 2012, involves claims of $12.5 million in compensatory damages and a request for additional punitive treble damages resulting from the purported failure of the Bank and a third party brokerage firm to discover a Ponzi scheme conducted by a customer holding accounts at each entity. The Bank believes that the lawsuit is without merit and intends to defend itself vigorously. Management, after review with its legal counsel, is of the opinion that this litigation should not have a material effect on the Bank’s financial position or results of operations, although new developments could result in management modifying its assessment. There can be no assurance that we will successfully defend or resolve this litigation matter.

We are also subject to a variety of other legal matters that have arisen in the ordinary course of our business. In the current economic environment, our involvement in litigation has increased significantly, primarily as a result of defaulted borrowers asserting claims to defeat or delay foreclosure proceedings. There can be no assurance that our loan workout and other activities will not expose us to additional legal actions, including lender liability or environmental claims. Therefore, we may be exposed to substantial liabilities, which could adversely affect our results of operations and financial condition. Moreover, the expenses of legal proceedings will adversely affect our results of operations until they are resolved.

6.      Fair Value of Financial Instruments

The Bank utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Bank may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy
The Bank groups assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1:	Valuation is based upon quoted prices for identical instruments traded in active markets.
Level 2:
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3:
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets recorded at fair value.  The Bank does not have any liabilities recorded at fair value.

Investment Securities Available for Sale
Securities available for sale are valued on a recurring basis at quoted market prices where available.  If quoted market prices are not available, fair values are based on quoted prices of comparable securities.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities and debentures issued by government sponsored enterprises, municipal bonds, and corporate debt securities.

Loans
The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, the fair value is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. The Bank reviews all impaired loans each quarter to determine if an allowance is necessary.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
 (Dollar amounts in thousands)

At March 31, 2012 and June 30, 2011, most of the total impaired loans were evaluated based on the fair value of the collateral.  For these collateral dependent impaired loans, the Bank obtains updated appraisals at least annually.  These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary.  As part of the quarterly review of impaired loans, the Bank reviews these appraisals to determine if any additional discounts to the fair value are necessary.  If a current appraisal is not obtained, the Bank determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals.  Impaired loans where a charge off has occurred or an allowance is established require classification in the fair value hierarchy.  The Bank records all impaired loans with an allowance as nonrecurring Level 3.

Real Estate Owned
Real estate owned is considered held for sale and is adjusted to fair value less estimated selling costs upon transfer of the loan to foreclosed assets.  Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral.  The Bank considers all real estate owned carried at fair value as nonrecurring Level 3.

The following table presents financial assets measured at fair value on a recurring basis:

	Nine Months Ended
	March 31, 2012 (Unaudited)
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$6,304	$-	$6,304	$-
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government
sponsored Enterprises	25,987	-	25,987	-
Total	$32,291	$-	$32,291	$-

	June 30, 2011
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$37,404	$-	$37,404	$-
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government
sponsored Enterprises	21,612	-	21,612	-
Total	$59,016	$-	$59,016	$-

The following table presents financial assets measured at fair value on a non-recurring basis:

	March 31, 2012 (Unaudited)
Description	Total	Level 1	Level 2	Level
Impaired loans	$47,298	$-	$-	$47,298
Foreclosed real estate	12,205	-	-	12,205

Total	$59,503	$-	$-	$59,503

	June 30, 2011
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$34,091	$-	$-	$34,091
Foreclosed real estate	13,188	-	-	13,188

Total	$47,279	$-	$-	$47,279

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
 (Dollar amounts in thousands)

Quantitative information about Level 3 fair value measurements are in the table below:

	Fair Value at	Valuation	Unobservable
	March 31, 2012	Techniques	Input	Range
Nonrecurring measurements:
Impaired loans, net	$47,298	Discounted Appraisals	Collateral discounts	5% - 40%
Other real estate owned	12,205	Discounted Appraisals	Collateral discounts	10% - 15%

The stated carrying value and estimated fair value amounts of financial instruments as of March 31, 2012 and June 30, 2011, are summarized below:

	(unaudited)
	March 31, 2012
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$45,282	$45,282	$45,282	$-	$-
Certificates of deposit in other banks	108,588	108,588	-	108,588	-
Securities available for sale	32,291	32,291	-	32,291	-
Loans, net	1,221,189	1,161,000	-	1,113,702	47,298
Loans held for sale	11,770	11,947	-	11,947	-
Federal Home Loan Bank stock	7,698	7,698	7,698	-	-
Accrued interest receivable	6,033	6,033	-	6,033	-

Noninterest-bearing and NOW deposits	233,699	233,699	-	233,699	-
Money market accounts	267,017	267,017	-	267,017	-
Savings accounts	80,024	80,024	-	80,024	-
Certificates of deposit	670,539	675,258	-	675,258	-
Other borrowings	83,271	88,259	-	88,259	-
Accrued interest payable	509	509	-	509	-

	June 30, 2011
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$34,671	$34,671	$34,671	$-	$-
Certificates of deposit in other banks	118,846	118,846	-	118,846	-
Securities available for sale	59,016	59,016	-	59,016	-
Loans, net	1,276,377	1,263,036	-	1,228,945	34,091
Loans held for sale	4,570	4,639	-	4,639	-
Federal Home Loan Bank stock	9,630	9,630	9,630	-	-
Accrued interest receivable	7,119	7,119	-	7,119	-
Noninterest-bearing and NOW deposits	203,964	203,964	-	203,964	-
Money market accounts	247,010	247,010	-	247,010	-
Savings accounts	75,921	75,921	-	75,921	-
Certificates of deposit	737,690	751,100	-	751,100	-
Other borrowings	145,278	152,141	-	152,141	-
Accrued interest payable	446	446	-	446	-

The Bank had off-balance sheet financial commitments, which include approximately $229,648 (unaudited) and $240,756 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at March 31, 2012 and June 30, 2011 (see Note 5).  Since these commitments are based on current rates, the carrying amount approximates the fair value.

Estimated fair values were determined using the following methods and assumptions:

Cash and interest-bearing deposits – The stated amounts approximate fair values as maturities are less than 90 days.

Certificates of deposit in other banks – The stated amounts approximate fair values.

Securities available for sale and investment securities – Fair values are based on quoted market prices where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
 (Dollar amounts in thousands)

Loans, net – Fair values for loans are estimated by segregating the portfolio by type of loan and discounting scheduled cash flows using current market interest rates for loans with similar terms and credit quality.  A prepayment assumption is used as an estimate of the portion of loans that will be repaid prior to their scheduled maturity.  Both the carrying value and estimated fair value amounts are shown net of the allowance for loan losses.

Loans held for sale - The fair value of loans held for sale is determined by outstanding commitments from investors on a “best efforts” basis or current investor yield requirements, calculated on the aggregate loan basis.

Federal Home Loan Bank Stock – No ready market exists for this stock and it has no quoted market value.  However, redemption of this stock has historically been at par value.  Accordingly, cost is deemed to be a reasonable estimate of fair value.

Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of March 31, 2012 and June 30, 2011.  The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.

Other borrowings – The fair value of advances from the Federal Home Loan Bank is estimated based on current rates for borrowings with similar terms.  Fair values for retail repurchase agreements are the amounts payable as of March 31, 2012 and June 30, 2011.

Accrued interest receivable and payable – The stated amounts of accrued interest receivable and payable approximate the fair value.

Limitations – Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  For example, a significant asset not considered a financial asset is premises and equipment.  In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

7.      Plan of Conversion and Change in Corporate Form

On December 22, 2011, the Board of Directors of the Bank adopted a plan of conversion (“Plan”). The Plan was approved on May 14, 2012 by the OCC and the Board of Governors of the Federal Reserve System. The Plan must also be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting to be held on June 28, 2012. The Plan sets forth that the Bank proposes to convert into a stock savings bank structure with the establishment of a stock holding company, HomeTrust Bancshares, Inc. (the “Company”), as parent of the Bank. The Bank will convert to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to the Company. The Company is offering up to 21,160,000 shares of common stock for sale to the public at $10.00 per share based upon a valuation by an independent appraiser. The Bank’s Board of Directors will adopt an employee stock ownership plan (ESOP) which will subscribe 5% of the common stock sold in the offering.  The Company is being organized as a corporation incorporated under the laws of the State of Maryland and will own all of the outstanding common stock of the Bank upon completion of the conversion.

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. The Bank has $762 (unaudited) and $0 in deferred conversion costs as of March 31, 2012 and June 30, 2011, respectively. At the completion of the conversion to stock form, the Bank will establish a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefits of eligible savings account holders who maintain deposit accounts in the Bank after conversion.

The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions.  Forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

    These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•
the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;

•	changes in general economic conditions, either nationally or in our market areas;
•	changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;
•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;
•	decreases in the secondary market for the sale of loans that we originate;
•
results of examinations of us by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•
legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

•	our ability to attract and retain deposits;
•	increases in premiums for deposit insurance;
•	management’s assumptions in determining the adequacy of the allowance for loan losses;
•	our ability to control operating costs and expenses, especially new costs associated with our operation as a public company;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	computer systems on which we depend could fail or experience a security breach;

•	our ability to retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	adverse changes in the securities markets;
•	inability of key third-party providers to perform their obligations to us;
•	statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”);
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report.

Any of the forward-looking statements that we make in this report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.  Any of the forward-looking statements are based upon management's beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to HomeTrust Bancshares, Inc. and its proposed consolidated subsidiaries, including HomeTrust Bank, unless the context otherwise requires.

Overview

Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds in loans secured primarily by first and second mortgages on one- to four-family residences, including home equity loans and construction and land/lot loans, commercial real estate loans, construction and development loans, and municipal leases. Municipal leases are secured primarily by a ground lease for a firehouse or an equipment lease for fire trucks and firefighting equipment to fire departments located throughout North and South Carolina.  We also purchase investment securities consisting primarily of mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises.

We offer a variety of deposit accounts for individuals, businesses and nonprofit organizations.  Deposits are our primary source of funds for our lending and investing activities.  We have adopted a plan of conversion, primarily to increase our capital to grow our loan portfolio organically and through acquisitions and to continue to build our franchise.

HomeTrust Bank is significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions.  Deposit flows are influenced by a number of factors, including interest rates paid on competing time deposits, other investments, account maturities, and the overall level of personal income and savings.  Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles.  Our primary source of pre-tax income is net interest income.  Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings.  Changes in levels of interest rates affect our net interest income.  A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, mortgage banking income and gains and losses from sales of securities.

Our noninterest expenses consist primarily of salaries and employee benefits, expenses for occupancy, marketing and computer services and FDIC deposit insurance premiums.  Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits.  Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and costs of utilities.

Weak economic conditions and ongoing strains in the financial and housing markets which accelerated in 2008 and have generally continued through 2011 have presented an unusually challenging environment for banks and their holding companies, including HomeTrust Bank.  This has been particularly evident in our need to provide for credit losses during these periods at significantly higher levels than our historical experience and has also adversely affected our net interest income and other operating revenues and expenses.  Our provision for loan losses was significant in all periods and reflects material levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for the acquisition and development of land for residential properties.  For most of the past three years, housing markets remained weak in many of our primary market areas, resulting in elevated levels of delinquencies and non-performing assets, deterioration in property values, particularly for residential land and building lots, and the need to provide for realized and anticipated losses.  As a result of these factors, for the nine months ended March 31, 2012 we had net income of $3.1 million and for the year ended June 30, 2011, we had a net loss of $14.7 million.

We currently have 20 banking offices serving nine counties in Western North Carolina, including the Asheville metropolitan area, and the “Piedmont” region of North Carolina. After the offering, although we intend to expand primarily through organic growth, we will continue to explore opportunities to expand our unique “HomeTrust Banking Partnership” through the acquisition of other financial institutions and/or bank branches.  Our goal is to continue to enhance our franchise value and earnings through strategic, planned growth in our banking operations, while maintaining the community-focused, relationship style of exceptional customer service that has differentiated our brand and characterized our success to date.

Regulatory Developments

Due to the challenging environment in which we have been operating, our elevated levels of nonperforming assets, delinquencies and adversely classified assets, as well as net losses from operations, HomeTrust Bank’s primary federal bank regulator, the Office of the Comptroller of the Currency, (the “OCC”) established in February 2012, an Individual Minimum Capital Requirement (“IMCR”) for HomeTrust Bank, requiring a core or tier 1 capital requirement of 7.5% and a total risk-based capital requirement of 11.5%.  At March 31, 2012, HomeTrust Bank’s tier 1 capital and total risk-based capital were at  7.98% and 12.08%, respectively, which were in excess of the levels required by the IMCR and HomeTrust Bank has remained in compliance with the IMCR from its date of issuance.

HomeTrust Bank has also been separately notified that HomeTrust Bank may not pay cash dividends to HomeTrust Bancshares, without prior approval from the OCC, and must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer or  entering  into any new contractual arrangement or renewing or extending any existing arrangement relating to compensation or benefits with any director or senior executive officer, or make any golden parachute payments.

Critical Accounting Policies and Estimates

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, the fair value of real estate owned and the need for a valuation allowance related to the deferred tax asset.

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation.  In addition, bank regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Business Combinations.  We use the acquisition method of accounting for all business combinations.  The acquisition method of accounting requires us as acquirer to recognize the fair value of assets acquired and liabilities assumed at the acquisition date as well as recognize goodwill or a gain from a bargain purchase, if appropriate.  In addition, we recognize the fair value of the acquired institution’s equity as a separate component to equity capital on the balance sheet as required for business combinations of mutual institutions.  Any acquisition-related costs and restructuring costs are recognized as period expenses as incurred.

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized.  We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income.  The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Comparison of Financial Condition at March 31, 2012 and June 30, 2011

Assets.  Total assets decreased $73.3 million to $1.56 billion at March 31, 2012 primarily due to net loans receivable decreasing to $1.22 billion at March 31, 2012 from $1.28 billion at June 30, 2011.

Loans.  The decrease in net loans was primarily due to a $32.7 million decrease in commercial construction and development loans and a $22.1 million decrease in commercial real estate loans partially offset by a $13.4 million increase in one- to four-family loans since June 30, 2011.  We also continued to reduce our exposure to weaker credits as we aggressively managed problem assets. Most other categories of loans also decreased during the last nine months, as demand for new loans from creditworthy borrowers was weak and utilization of existing credit lines was low despite the modest recovery in the general economy. Total loan originations decreased $26.6 million or 7.7% to $319.7 million during the nine months ended March 31, 2012 compared to $346.3 million during the nine months ended March 31, 2011.

Allowance for loan losses.  Our allowance for loan losses at March 31, 2012 was $36.1 million or 2.87% of total loans, compared to $50.1 million or 3.77% of total loans at June 30, 2011.  The decline in the allowance for loan losses was due primarily to loan charge-offs.  We recorded net charge-offs of $27.6 million for the nine months ended March 31, 2012, compared to $24.5 million for the same period in the prior fiscal year.  In accordance with regulatory guidance, during the nine months ended March 31, 2012, we charged-off an additional $16.7 million related to impaired loans for which we previously had recorded specific reserves.  As a result, specific reserves included in the allowance for loan losses decreased $15.5 million from $18.2 million at June 30, 2011 to $2.7 million at March 31, 2012.  In addition, during the quarter ended December 31, 2011, we reclassified $25.7 million of impaired loans from impaired loans still accruing interest to non-accruing loans pursuant to regulatory guidance.  Generally, these loans are paying as agreed, except that liquidation of the underlying collateral has been significantly delayed as compared to the schedule contemplated in our initial underwriting.  At March 31,

2012, $30.8 million or 40.0% of total non-accruing loans (including the $25.7 million referred to above) were current on their loan payments.  Primarily as a result of this reclassification, non-performing loans increased to $77.1 million at March 31, 2012 from $48.5 million at June 30, 2011.  Non-performing loans to total loans increased to 6.12% at March 31, 2012 from 3.64% at June 30, 2011.

Investments.  Securities available for sale decreased $26.7 million, to $32.3 million at March 31, 2012 compared to $59.0 million at June 30, 2011, as proceeds from maturities were used to repay FHLB advances.

Real estate owned.  REO decreased $1.4 million, to $12.4 million at March 31, 2012.  The total balance of REO included $4.3 million in land, construction and development projects (both residential and commercial), $1.3 million in commercial real estate and $6.8 million in single-family homes at March 31, 2012.  During the nine months ended March 31, 2012, we transferred $11.2 million of loans into REO, disposed of $9.3 million of properties and recognized a net loss of $2.7 million on sales and valuation adjustments.

Deposits.  Deposits decreased $13.3 million to $1.25 billion at March 31, 2012, primarily due to a $66.8 million decrease in certificates of deposit, partially offset by a $20.0 million increase in money market accounts and a $24.6 million increase in interest-earning checking accounts.

Borrowings.  Borrowings, including FHLB advances and retail repurchase agreements, decreased 42.7% to $83.3 million at March 31, 2012.  As a result of scheduled maturities, FHLB advances decreased $64.0 million, to $75.1 million at March 31, 2012 from $139.1 million at June 30, 2011. Other borrowings at March 31, 2012 increased $2.0 million to $8.2 million and consist of retail repurchase agreements that are primarily related to customer cash management accounts.

Equity.  Total equity at March 31, 2012 increased to $171.0 million.  The increase in equity reflected net income of $3.1 million and a $90,000 increase in accumulated other comprehensive income recognized for the nine months ended March 31, 2012.

Comparison of Results of Operation for the Three Months Ended March 31, 2012 and 2011

General.  During the three months ended March 31, 2012, we had net income of $2.0 million as compared to net income of $642,000 for the three months ended March 31, 2011. This increase was primarily due to a $1.0 million increase in net interest income, a $1.2 million gain from the sale of a former branch office building, a $546,000 increase in mortgage banking income, and a reduction of $902,000 in losses and impairments on real estate owned.   These increases were partially offset by a $2.0 million increase in the provision for loan losses.

Net Interest Income.  Net interest income before provision for loan losses increased by $1.0 million, or 8.1%, to $13.9 million for the three months ended March 31, 2012, compared to $12.9 million for the same three month period during the last fiscal year, as a result of an increase in the net interest margin and despite a decrease in average interest-earning assets.  The net interest margin of 4.09% for the three months ended March 31, 2012 was 54 basis points higher than the same period in the prior fiscal year, largely as a result of the effect of a much lower cost of deposits and other borrowings.

Interest Income.  Interest income for the three months ended March 31, 2012 was $16.6 million, compared to $17.6 million for the three months ended March 31, 2011, a decrease of $906,000 or 5.2%.  The decrease in interest income occurred primarily as a result of the $103.4 million decline in average interest-earning assets partially offset by a nine basis point increase in the yield on average interest-earning assets reflecting the decline in lower yielding investment securities and deposits in other financial institutions. The yield on average interest-earning assets increased to 4.85% for the three months ended

March 31, 2012, compared to 4.76% for the same three month period one year earlier.  Interest income on loans decreased by $943,000 or 5.5% to $16.2 million for the three months ended March 31, 2012 from $17.1 million for the three months ended March 31, 2011, reflecting the impact of a 10 basis point decrease in the average yield on loans.  The decrease in average loan yields reflects the continuing very low level of market interest rates, the maturity or repayment of higher yielding loans, and downward repricing of adjustable rate loans to current market rates. The average yield on loans was 5.32% for the three months ended March 31, 2012, compared to 5.42% for the same three month period one year earlier.

Interest Expense.  Interest expense for the three months ended March 31, 2012 was $2.7 million, compared to $4.7 million for the three months ended March 31, 2011, a decrease of $2.0 million, or 41.5%.  The decrease in interest expense occurred as a result of a 50 basis point decrease in the average cost of interest-bearing liabilities to 0.86% for the three months ended March 31, 2012, from 1.36% for the same period one year earlier, and a $96.9 million decrease in average interest-bearing liabilities.  This decrease reflects repayments upon scheduled maturity and the restructuring of our FHLB advances during the last fiscal year, as well as a managed decline in certificates of deposit as our pricing decreases were designed to allow higher rate certificates of deposit to run off. During fiscal 2011 we restructured our FHLB advances to reduce the interest rate paid on our FHLB advances by refinancing $64.0 million of longer term, higher rate FHLB advances into short-term FHLB advances at current low market interest rates. The longer-term, fixed-rate FHLB advances had an average cost of 4.47%.

Deposit interest expense decreased $899,000, or 27.6%, to $2.4 million for the three months ended March 31, 2012 compared to $3.3 million for the same three month period in the prior fiscal year primarily as a result of a 20 basis point decrease in the cost of certificates of deposit and a $108.9 million decrease in the average balance of certificates of deposit.  Average borrowings decreased to $102.4 million for the three months ended March 31, 2012, from $122.3 million for the three months ended March 31, 2011, while the average rate paid on borrowings decreased to 1.52% in the current three month period from 4.70% for the three months ended March 31, 2011 primarily as a result of the refinancing of our FHLB advances during the last fiscal year.  While we do not anticipate further significant reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further downward repricing opportunities and competitive pricing has been reduced in response to modest loan demand in the current economic environment.

Provision for Loan Losses.  During the three months ended March 31, 2012, the provision for loan losses was $4.5 million, compared to $2.5 million for the three months ended March 31, 2011.  The provision for loan losses in the three months ended March 31, 2012 remained significantly elevated in relation to historical loss rates prior to the economic downturn.  Our provision for loan losses continues to reflect high levels of delinquencies, non-performing loans and net charge-offs, particularly for speculative commercial construction loans for construction of one- to four-family homes and for acquisition and development of land for residential properties.  Non-performing loans decreased slightly to $77.1 million at March 31, 2012 from $78.8 million at December 31, 2011. Delinquent loans declined to $55.8 million at March 31, 2012, from $62.4 million at December 31, 2011.

We recorded net charge-offs of $5.2 million for the three months ended March 31, 2012, compared to $7.3 million for the same period in the prior fiscal year. A comparison of the allowance at March 31, 2012 and 2011 reflects an increase of $1.3 million to $36.1 million at March 31, 2012, from $34.8 million at March 31, 2011.  The allowance as a percentage of total loans increased to 2.87% at March 31, 2012, compared to 2.60% at March 31, 2011.  The allowance as a percentage of non-performing loans decreased to 46.84% at March 31, 2012, compared to 70.92% at March 31, 2011 due primarily to the reclassification of $25.7 million of loans reclassified from impaired loans still accruing interest to non-accruing loans pursuant to regulatory guidance during the quarter ended December 31, 2011. At March 31, 2012, $30.8 million or 40.0% of total non-accruing loans (including the $25.7 million referred to above) were current on their loan payments.

We believe that the allowance for loan losses as of March 31, 2012 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income.  Noninterest income was $3.2 million for the three months ended March 31, 2012, compared to $34,000 for the same three month period in the prior fiscal year.  Noninterest income for the three months ended March 31, 2012, included a $1.2 million gain from the sale of a former branch office building.  In addition, mortgage banking income increased $546,000 for the three months ended March 31, 2012 as loans originated for sale increased to $58.4 million from $20.8 million for the three months ended March 31, 2012 and 2011, respectively.  Further, the loss on sale and impairments on real estate owned decreased $902,000 to $710,000 for the three months ended March 31, 2012 from $1.6 million for the three months ended March 31, 2011.

Noninterest Expense.  Noninterest expense for the three months ended March 31, 2012 increased $399,000 or 3.8% to $10.9 million compared to $10.5 million for the three months ended March 31, 2011.  Salaries and employee benefits expense increased $249,000 or 4.6% to $5.7 million during the three months ended March 31, 2012 compared to $5.4 million for the three months ended March 31, 2011. Salaries and employee benefits expense increased due primarily to additional personnel. In addition, other noninterest expense increased $560,000 to $2.2 million primarily due to additional expenses related to real estate owned. Noninterest expenses as a percentage of average assets increased to 2.79% for the three months ended March 31, 2012, as compared to 2.53% for the same period one year earlier.

Income Taxes.  For the three months ended March 31, 2012, we recorded an income tax benefit of $299,000 compared to a benefit of $730,000 for the three months ended March 31, 2011.  These benefits are primarily due to the tax-free income received on our municipal leases as well as our significant provision for loan losses which has reduced our earnings before income tax.  The reduction in the tax benefit primarily reflects income before the provision for income taxes recorded during the recent period.  At March 31, 2012 and June 30, 2011, our deferred tax asset valuation allowance was $2.7 million and $2.5 million, respectively, reducing our net deferred tax asset to $48.9 million and $48.5 million, respectively.  Given the positive developments in net income during the three months ended March 31, 2012, management has noted no events that would change the conclusions reached at December 31, 2011 that the recorded deferred tax asset is realizable.

Comparison of Results of Operation for the Nine Months Ended March 31, 2012 and 2011

General.  During the nine months ended March 31, 2012, we had net income of $3.1 million as compared to net income of $2.0 million for the nine months ended March 31, 2011. This increase was primarily due to a $3.3 million increase in net interest income, a reduction of $4.0 million in the provision for loan losses and a $6.0 million decrease in noninterest expense partially offset by an $8.4 million decrease in noninterest income and a decrease in the tax benefit of $3.8 million.

Net Interest Income.  Net interest income before provision for loan losses increased by $3.4 million, or 8.7%, to $41.9 million for the nine months ended March 31, 2012, compared to $38.5 million for the same nine month period last year, as a result of the increase in the net interest margin and despite a decrease in average interest-earning assets.  The net interest margin of 4.00% for the nine months ended March 31, 2012 was 51 basis points higher than the same period in the prior fiscal year, largely as a result of the effect of a much lower cost of deposits and other borrowings.

Interest Income.  Interest income for the nine months ended March 31, 2012 was $51.1 million, compared to $54.6 million for the nine month period in the prior fiscal year, a decrease of $3.5 million or 6.4%.  The decrease in interest income occurred primarily as a result of the decline in average interest-earning assets.  The yield on average interest-earning assets decreased to 4.83% for the nine months ended March 31, 2012, compared to 4.86% for the same nine month period one year earlier.  Interest income on loans decreased by $3.0 million or 5.7% to $49.7 million for the nine months ended March 31, 2012 from $52.7 million for the nine months ended March 31, 2011.  This reduction reflected the impact of a 24 basis point decrease in the average yield on loans to 5.34% for the nine months ended March 31, 2012, compared to 5.58% for the same nine month period one year earlier.

The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets decreased by $68.6 million for the nine months ended March 31, 2012, while the interest and dividend income from those investments decreased by $463,000 compared to the same nine month period in the prior fiscal year.

Interest Expense.  Interest expense for the nine months ended March 31, 2012 was $9.2 million, compared to $16.1 million for the nine months ended March 31, 2011, a decrease of $6.9 million, or 42.4%.  The decrease in interest expense occurred as a result of a 60 basis point decrease in the average cost of all interest-bearing liabilities to 0.94% for the nine months ended March 31, 2012, from 1.54% for the same period one fiscal year earlier, and an $84.2 million decrease in average interest-bearing liabilities.  This decrease reflects the restructuring of our FHLB advances and a managed decline in certificates of deposit as our pricing decreases were designed to allow higher rate certificates of deposit to run off.

Deposit interest expense decreased $3.6 million, or 30.8%, to $8.1 million for the nine months ended March 31, 2012 compared to $11.7 million for the same nine months in the prior fiscal year primarily as a result of a 34 basis point decrease in the cost of certificates of deposit and a $107.9 million decrease in the average balance of certificates of deposit.  Average borrowings decreased to $95.7 million for the nine months ended March 31, 2012, from $121.6 million for the nine months ended March 31, 2011, while the average rate paid on borrowings decreased to 1.61% in the current nine month period from 4.81% for the nine months ended March 31, 2011 primarily as a result of the refinancing of our FHLB advances.

Provision for Loan Losses.  During the nine months ended March 31, 2012, the provision for loan losses was $13.6 million, compared to $17.6 million for the nine months ended March 31, 2011.  The provision for loan losses in the nine months ended March 31, 2012 remained significantly elevated in relation to historical loss rates prior to the economic downturn.  Our provision for loan losses continues to reflect high levels of delinquencies, non-performing loans and net charge-offs, particularly for speculative commercial construction loans for construction of one- to four-family homes and for acquisition and development of land for residential properties.  We recorded net charge-offs of $27.6 million for the nine months ended March 31, 2012, compared to $24.5 million for the same period in the prior fiscal year.  In accordance with regulatory guidance, during the nine months ended March 31, 2012, we charged-off an additional $16.7 million related to impaired loans for which we previously had recorded specific reserves.  As a result, specific reserves included in the allowance for loan losses decreased $15.5 million from $18.2 million at June 30, 2011 to $2.7 million at March 31, 2012. Despite the increase in charge-offs, the allowance as a percentage of total loans increased to 2.87% at March 31, 2012, compared to 2.60% at March 31, 2011.

Noninterest Income.  Noninterest income was $4.9 million for the nine months ended March 31, 2012, compared to $13.3 million for the same nine month period in the prior fiscal year.  Noninterest income for the nine months ended March 31, 2012, included a $1.2 million gain for the sale of a former branch office building.  In addition, our loss on sale and impairment of REO properties increased $797,000 as compared to the same period a year earlier.  Further, the nine months ended March 31, 2011 included a gain from our acquisition of Cherryville Federal Bank of $5.8 million and a $2.9 million gain from the payoff of a loan participation purchased at a discount which is included in other non-interest income during the nine months ended March 31, 2011.

Noninterest Expense.  Noninterest expense for the nine months ended March 31, 2012 decreased $6.1 million or 16.4% to $30.5 million compared to $36.6 million for the nine months ended March 31, 2011.  Salaries and employee benefits expense decreased $1.9 million or 10.6% to $16.1 million during the nine months ended March 31, 2012 compared to $18.0 million for the nine months ended March 31, 2011.  The nine months ended March 31, 2011 included $2.6 million of non-recurring expenses related to the acquisition of Cherryville Federal Bank.  Expenses reflected in other noninterest expense included a $4.5 million loss during the nine months ended March 31, 2011 related to a check kiting scheme by one of our customers, costs incurred related to our no origination cost mortgage loan promotion as well as continued higher costs related to REO.  Noninterest expenses as a percentage of average assets decreased to 2.56% for the nine months ended March 31, 2012, as compared to 2.91% for the same period one year earlier.

Income Taxes.  For the nine months ended March 31, 2012, we recorded an income tax benefit of $496,000 compared to a benefit of $4.3 million for the nine months ended March 31, 2011. The reduction in the tax benefit primarily reflects income before the provision for income taxes recorded during the recent period.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business.  HomeTrust Bank relies on a number of different sources in order to meet its potential liquidity demands.  The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements.  As of March 31, 2012, HomeTrust Bank had an additional borrowing capacity of $221.7 million with the Federal Home Loan Bank of Atlanta, a $181.1 million line of credit with the Federal Reserve Bank of Richmond and a $5.0 million line of credit with another unaffiliated bank.  At March 31, 2012, we had $75.1 million in Federal Home Loan Bank advances outstanding and nothing outstanding under our other lines of credit.  Additionally, HomeTrust Bank has classified its securities portfolio as available for sale, providing an additional source of liquidity.  Management believes that our security portfolio is of high quality and the securities would therefore be marketable.  In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.  From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.  HomeTrust Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At March 31, 2012, the total approved loan commitments and unused lines of credit outstanding amounted to $70.3 million and $159.3 million, respectively, as compared to $67.5 million and $173.2 million, respectively, as of June 30, 2011.  Certificates of deposit scheduled to mature in one year or less at March 31, 2012, totaled $480.1 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with HomeTrust Bank.

During the first nine months of fiscal 2012, cash and cash equivalents increased $10.6 million, or 30.6%, from $34.7 million as of June 30, 2011 to $45.3 million as of March 31, 2012.  Cash used for financing activities of $75.3 million partially offset cash provided by operating activities of $7.5 million and investing activities of $78.4 million.  Primary sources of cash for the first nine months of fiscal 2012 included proceeds from maturities of securities available for sale of $37.1 million, a net decrease in portfolio loans of $31.6 million, and maturities of certificates of deposit in other banks, net of purchases, of $10.3 million.  Primary uses of cash included repayments of Federal Home Loan Bank advances of $62.0 million and a $13.3 million net decrease in deposits during the period.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the year ended June 30, 2011, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at March 31, 2012, is as follows (in thousands):

Commitments to make loans	$70.3
Unused lines of credit	159.3
Total loan commitments	$229.6

Capital Resources

At March 31, 2012, equity totaled $171.0 million.  Management monitors the capital levels of HomeTrust Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.  HomeTrust Bank is subject to minimum capital requirements imposed by the OCC.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HomeTrust Bank’s financial statements. As of March 31, 2012, HomeTrust Bank was “well capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” HomeTrust Bank must maintain the minimum capital ratios set forth in the table below. In the third quarter of fiscal 2012, the OCC established an IMCR for HomeTrust Bank, requiring a core or tier 1 capital requirement of 7.5% and a total risk-based capital requirement of 11.5%.  These higher capital requirements will remain in effect until the IMCR with HomeTrust Bank is terminated.

Management believes HomeTrust Bank met all capital adequacy requirements to which it was subject as of March 31, 2012.  HomeTrust Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

    The Bank’s capital ratios as of March 31, 2012 (unaudited) and June 30, 2011, are presented below:

			To Be Well
			Capitalized Under		Individual
			Prompt Corrective		Minimum Capital
	Actual		Action Provisions		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(unaudited)
As of March 31, 2012:
Tier I Capital (to Total Adjusted Assets)	$120,887	7.98%	$75,722	5.00%	$113,583	7.50%
Tier I Capital (to Risk-weighted Assets)	$120,887	10.80%	$67,144	6.00%	-	-%
Total Risk-based Capital (to Risk-weighted Assets)	$135,153	12.08%	$111,906	10.00%	$128,692	11.50%

As of June 30, 2011:
Tier I Capital (to Total Adjusted Assets)	$134,884	8.40%	$80,244	5.00%
Tier I Capital (to Risk-weighted Assets)	$134,884	11.19%	$72,345	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$150,148	12.45%	$120,574	10.00%

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions.  While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact.  Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates.  The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding effect on interest rates or upon the cost of those goods and services normally purchased by HomeTrust Bank.  In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans.  In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds.  In other years, the opposite may occur.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

    There has not been any material change in the market risk disclosures contained in HomeTrust Bancshares, Inc.’s Registration Statement (SEC Registration No. 333-178817).

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2012, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2012, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

    In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

On March 14, 2012, a civil suit was filed (which was amended on April 25, 2012) in the County of Buncombe, North Carolina, Civil Superior Court Division, Twenty-Eighth Judicial Circuit, case number 2012CV-01206, by Leslie A. Whittington and 20 other plaintiffs against HomeTrust Bank and a third party brokerage firm.  The plaintiffs seek actual damages of $12.5 million and additional treble or such other punitive damages as determined by the court.  The suit alleges that the defendants should have been aware of the Ponzi scheme perpetrated by Mr. William Bailey through his company, Southern Financial Services, as a result of the transactions into and from the accounts at HomeTrust Bank and the brokerage firm.   The suit further alleges that the defendants were negligent and reckless in not monitoring, discovering and reporting the unlawful conduct of Mr. Bailey, including that he was kiting checks and converting funds for his own use.  In addition, the suit claims the defendants were unjustly enriched by the fees they received from their business relationship with Mr. Bailey. Mr. Bailey pled guilty to federal criminal charges of securities fraud, mail fraud and filing false income taxes related to this matter in February, 2011.

HomeTrust Bank believes that the lawsuit is without merit and intends to defend itself vigorously. Based on the information available to HomeTrust Bank’s litigation counsel at this time, they believe that the claims in this case are legally and factually without merit.  Because this lawsuit has just been filed, such counsel is unable to give an opinion as to the likely outcome.

Apart from the foregoing, from time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  We do not anticipate incurring any material liability as a result of any such litigation.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus dated May 14, 2012, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on May 24, 2012.  As of March 31, 2012, the risk factors of the Company have not changed materially from those disclosed in the prospectus

Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

Nothing to report.

Item 3.     Defaults Upon Senior Securities

Nothing to report.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Nothing to report.

Item 6.     Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: June 27, 2012	By:	/s/ F. Edward Broadwell
F. Edward Broadwell,
Chairman and Chief Executive Officer
(Duly Authorized Officer)

Date: June 27, 2012	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:
2.0	Amended Plan of Conversion (incorporated herein by reference to Exhibit 2.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))
3.1	Articles of Incorporation of HomeTrust Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))
3.2	Bylaws of HomeTrust Bancshares, Inc.
4.0
Form of Common Stock Certificate of HomeTrust Bancshares, Inc. (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))

10.1
Form of Employment Agreement to be entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))

10.2
Form of Employment Agreement to be entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))

10.3
Form of Employment Agreement to be entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon, Howard L. Sellinger and Charles I. Abbitt, Jr. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))

10.4
Employment Agreement between HomeTrust Bank and Sidney A. Biesecker (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))

10.5	Employment Agreement between HomeTrust Bank and Stan Allen (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))
10.6
HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”) (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))

10.6A	SERP Joinder Agreement for F. Edward Broadwell, Jr. (incorporated herein by reference to Exhibit 10.6A to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))
10.6B	SERP Joinder Agreement for Dana L. Stonestreet (incorporated herein by reference to Exhibit 10.6B to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))
10.6C	SERP Joinder Agreement for Tony J. VunCannon (incorporated herein by reference to Exhibit 10.6C to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))
10.6D	SERP Joinder Agreement for Howard L. Sellinger (incorporated herein by reference to Exhibit 10.6D to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))
10.6E	SERP Joinder Agreement for Stan Allen (incorporated herein by reference to Exhibit 10.6E to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))
10.6F	SERP Joinder Agreement for Sidney A. Biesecker (incorporated herein by reference to Exhibit 10.6F to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))
10.6G	SERP Joinder Agreement for Peggy C. Melville (incorporated herein by reference to Exhibit 10.6G to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))
10.6H	SERP Joinder Agreement for William T. Flynt (incorporated herein by reference to Exhibit 10.6H to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))
10.6I
Amended Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker (incorporated herein by reference to Exhibit 10.6I to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))

10.7
HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”) (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))

10.7A
Director Emeritus Plan Joinder Agreement for Franklin V. Beam (incorporated herein by reference to Exhibit 10.7A to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))

10.7B
Director Emeritus Plan Joinder Agreement for William T. Flynt (incorporated herein by reference to Exhibit 10.7B to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))

10.7C
Director Emeritus Plan Joinder Agreement for J. Steven Goforth (incorporated herein by reference to Exhibit 10.7C to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))

10.7D
Director Emeritus Plan Joinder Agreement for Craig C. Koontz (incorporated herein by reference to Exhibit 10.7D to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))

10.7E
Director Emeritus Plan Joinder Agreement for Larry S. McDevitt (incorporated herein by reference to Exhibit 10.7E to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))

10.7F
Director Emeritus Plan Joinder Agreement for F.K. McFarland, III (incorporated herein by reference to Exhibit 10.7F to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))

10.7G
Director Emeritus Plan Joinder Agreement for Peggy C. Melville (incorporated herein by reference to Exhibit 10.7G to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))

10.7H
Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr. (incorporated herein by reference to Exhibit 10.7H to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))

10.8
HomeTrust Bank Defined Contribution Executive Medical Care Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-178817))

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification
101	Interactive Data File*

  * In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.