Form 10-K
period 2012-06-30
HomeTrust Bancshares, Inc.
filed 2012-09-28
CIK 1538263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________________ To __________________

Commission File Number 1-35593

HOMETRUST BANCSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	45-5055422
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Woodfin Street, Asheville, North Carolina	28801
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (828) 259-3939

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:

Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X].

As of September 21, 2012, there were issued and outstanding 21,160,000 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 21, 2012, computed by reference to the closing price of such stock as of September 21, 2012, was $267.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

HOMETRUST BANCSHARES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

Forward-Looking Statements

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:  the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Office of the Comptroller of the Currency (“OCC”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; increases in premiums for deposit insurance; management’s assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially new costs associated with our operation as a public company; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets;  inability of key third-party providers to perform their obligations to us; statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Strategies Act of 2012 (“JOBS Act”); changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission, including this report on Form 10-K.

Any of the forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we”, “our”, “us”, “HomeTrust Bancshares” or the “Company” refer to HomeTrust Bancshares, Inc. and its consolidated subsidiaries, including HomeTrust Bank (“HomeTrust”) unless the context indicates otherwise.

PART I
Item 1. Business

General

HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the bank holding company for HomeTrust Bank in connection with HomeTrust Bank’s conversion from mutual to stock form, which was completed on July 10, 2012 (the “Conversion”).  In connection with the Conversion, HomeTrust Bancshares issued an aggregate of 21,160,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $211.6 million. HomeTrust Bancshares received $208.4 million in net proceeds from the stock offering of which $104.2 million or 50% of the net proceeds were contributed to HomeTrust Bank upon completion of the Conversion.  HomeTrust Bancshares’ business activities generally are limited to passive investment activities and oversight of its investment in HomeTrust Bank.  Since the Conversion was not completed as of June 30, 2012, the information set forth in this report, including consolidated financial statements and related data, relates primarily to HomeTrust Bank. HomeTrust Bank is the largest thrift headquartered in North Carolina and the tenth largest banking institution headquartered in North Carolina based on asset size.  Our headquarters is located in Asheville, North Carolina.

HomeTrust Bancshares is a bank holding company and is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”).  HomeTrust Bank is regulated by the OCC, its primary federal regulator, and by the Federal Deposit Insurance Corporation (“FDIC”), the insurer of its deposits.  HomeTrust Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB” or “FHLB of Atlanta”), which is one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB System”).  At June 30, 2012, HomeTrust Bank had total assets of $1.7 billion, total deposits of $1.5 billion and total stockholders' equity of $172.5 million.

HomeTrust Bank was originally chartered in 1926, in Clyde, North Carolina, as Clyde Building & Loan Association.  We expanded our product offerings over the years and changed our name to Clyde Savings Bank.  As we continued to grow beyond a single market area, on July 22, 2003, we rebranded by changing our name to HomeTrust Bank.

In 1996, HomeTrust Bank’s board of directors and executive management implemented their vision of a new banking partnership which is branded as the HomeTrust Banking Partnership.  Our mission has been to create a unique partnership, where hometown community banks could combine their financial resources while retaining their separate identities.  Together, we can better respond to the continuous changes in the banking industry and offer all the products, services and technology needed to be relevant and competitive in all of our communities- while better preserving our hometown values and culture focused on building caring relationships with our employees, customers and communities while delivering on our brand promise that “It’s Just Better Here.”

Between fiscal years 1996 and 2011, five hometown mutual saving banks joined the HomeTrust Banking Partnership.  In addition, in 2007 we formed a de novo branch, known as the Rutherford County Bank, as another partner.  Each now operates as a banking division of HomeTrust Bank under its hometown name, brand and local management, board of directors and employees.  HomeTrust Bank and its banking divisions are set forth below:

•	HomeTrust Bank, since 1926, Asheville, North Carolina

•	Tryon Federal Bank, since 1935, Tryon, North Carolina

•	Shelby Savings Bank, since 1905, Shelby, North Carolina

•	Home Savings Bank, since 1909, Eden, North Carolina

•	Industrial Federal Bank, since 1929, Lexington, North Carolina

•	Cherryville Federal Bank, since 1912, Cherryville, North Carolina

•	Rutherford County Bank, since 2007, Forest City, North Carolina

Each banking division, which we sometimes refer to as a “partner bank” in this report, also has at least one representative from its board of directors serving on the board of directors of HomeTrust Bank and HomeTrust Bancshares.

Brought together by shared values, trust and mutual respect, these partner banks have combined their resources to build a technology and operations center, develop new products and services for retail and business customers and achieve organic growth by attracting new loan customers and related core deposits in the communities that they serve.  Through the HomeTrust Banking Partnership, we created a more efficient operating structure with greater capabilities to compete with larger, out of town competitors.

We currently have 20 banking offices serving nine counties in Western North Carolina and the “Piedmont” region of North Carolina.  Although we intend to expand primarily through organic growth, we continue to explore opportunities to expand our unique HomeTrust Banking Partnership through the acquisition of other financial institutions and/or bank branches.  Our goal is to continue to enhance our franchise value and earnings through strategic, planned growth in our banking operations, while maintaining the community-focused, relationship style of exceptional customer service that has differentiated our brand and characterized our success to date.

Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in loans secured primarily by first and second mortgages on one- to four-family residences including home equity loans and construction and land/lot loans, commercial real estate loans, construction and development loans, and municipal leases. Municipal leases are secured primarily by a ground lease for a firehouse or an equipment lease for fire trucks and firefighting equipment to fire departments located throughout North and South Carolina.  We also purchase investment securities consisting primarily of mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises.

We offer a variety of deposit accounts for individuals, businesses and nonprofit organizations.  Deposits are our primary source of funds for our lending and investing activities.

Market Areas

Through our seven banking divisions we operate in nine counties in North Carolina, three of which, Buncombe, Haywood and Henderson Counties, are located in the Asheville, North Carolina, metropolitan area. Asheville is the county seat of Buncombe County, North Carolina and we consider Buncombe, Haywood, Henderson, Polk, Rutherford, western Gaston, and Cleveland Counties in Western North Carolina and Davidson and Rockingham counties in the Piedmont region of North Carolina, as well as the surrounding areas, to be our primary market areas.  Asheville is situated in the Blue Ridge Mountains at the confluence of the Swannanoa River and French Broad River and is known for its natural beauty and scenic surroundings.  In addition, the Asheville metropolitan area has a vibrant cultural and arts community that parallels that of many larger cities in the United States and is home to a number of historical attractions, the most prominent of which is the Biltmore Estate, a historic mansion with gardens and a winery that draws approximately 900,000 tourists each year.  Due to its scenic location and diverse cultural and historical offerings, the Asheville metropolitan area has become a popular destination for tourists, which has historically positively impacted our local economy. In addition, affordable housing prices compared to many bigger cities, combined with the region’s favorable climate, scenic surroundings and cultural attractions, have also made the Asheville metropolitan area an increasingly attractive destination for retirees seeking to relocate from other parts of the United States.

The Asheville metropolitan area benefits from a diverse economy, and there is no single employer or industry upon which a significant number of our customers are dependent. In addition to the tourism industry, Western North Carolina is also home to a number of manufacturing and technology companies, including Wilsonart International, Inc., Eaton Corporation, Thermo Fischer Scientific and Arvato Digital Services.  Furthermore, the region is home to a number of educational organizations, private colleges and large public universities, such as the University of North Carolina at Asheville. Mission Health System, a leading employer in the Asheville metropolitan area, has also been nationally recognized as a top hospital network for cardiovascular and orthopedic medicine.

The Asheville Economic Development Coalition and Chamber of Commerce are actively pursuing initiatives to attract and expand employment opportunities and economic growth to the area.  On June 30, 2011, in conjunction with the Economic Development Coalition for Asheville-Buncombe County, Canadian-based Linamar

Corporation announced its newest manufacturing facility will be located in Asheville, with the creation of 400 jobs and an investment of $125 million by 2020.  The Asheville community was selected following an exhaustive search of major southeastern markets, which evaluated skilled workforce availability, manufacturing specialization, and proximity to Linamar’s major customers.  Linamar sought a community which could accommodate its continued plan of expansion into the North American marketplace. The long history of metals machining in Western North Carolina coupled with the presence of a significant customer base played a key role in the site selection process. In addition, Thermo Fischer Scientific recently expanded their Asheville operations to create over 100 additional jobs.

Not unlike many areas across the country, the recent economic recession has caused the Asheville metropolitan area to experience a decline in tourism and a reduced influx of retirees from other parts of the country.  In addition, the recent economic recession has also resulted in increased job losses in the manufacturing services sector.  Over the course of the past year, the tourism industry in the Asheville metropolitan area has largely recovered, which has positively impacted the economy in a number of our local markets, such as Buncombe and Henderson Counties, that directly benefit from this industry.  However, the Asheville metropolitan area has continued to experience a reduced number of relocating retirees and a decline in the manufacturing industry. Based on information from the North Carolina Association of Realtors, the average home price in the Asheville metropolitan area in 2011 was $216,000, an 8% decrease from 2010 and an 11% decrease from 2009.  Existing home sales in the Asheville metropolitan area in 2011 increased by 3.3% and 2.3% as compared to 2010 and 2009, respectively.

Our Industrial Federal Bank division, located in Davidson County and our Home Savings Bank division, with banking offices in the cities of Eden and Reidsville, in Rockingham County, operate in the Piedmont region of our North Carolina market area.

Davidson County has provided a strong foundation for industry in the area.  After beginning with a focus on furniture and textiles, the area’s industries now include companies such as PPG Industries, Inc. and Kimberly-Clark Corporation.  Davidson County is just a few hours from the beaches of both North and South Carolina and less than two hours from the Blue Ridge Parkway.  Also, within roughly an hour’s drive from Davidson County are over two dozen colleges and universities, including North Carolina State, the University of North Carolina, Wake Forest University, Duke University, and UNC-Charlotte.  Closer to home, the Yadkin River borders the county to the west with High Rock Lake serving as one of its primary reservoirs and one of the area's best recreational facilities.

Rockingham County is located in the northern part of the Piedmont region, just south of the Virginia border.  Covering over 500 square miles, it is approximately a one-hour drive to the mountains in the west or a three-hour drive to North Carolina’s beaches in the east.  Eden and Reidsville have a combined population of just over 30,000 persons.  Reidsville is rapidly growing with a 411-acre technology and industrial park that is home to two international companies:  AFG Wipes (based in Israel) and Alcan Packaging (based in Canada).  Businesses are attracted to the area with its low cost of living, construction costs over 30% less than the national average and state tax credits that include a 25% credit for research and development, as well as its close proximity to Piedmont Triad International Airport and Raleigh-Durham International Airport.

There are indications over the past year that the U.S. job market, including the job market in our market areas, is improving.  According to the Department of Labor, the average unemployment rate in the Asheville metropolitan area in 2011 was 8.1%, a decrease from 8.6% in 2010, a decrease from 8.8% in 2009.  During 2011, the average unemployment rate for Davidson and Rockingham counties was 11.3% as compared to 12.7% and 12.9% in 2010 and 2009, respectively.  In June 2012, the unemployment rate in the Asheville metropolitan area and the average unemployment rate in Davidson and Rockingham counties was 7.9% and 10.5% and 11.1%, respectively.  In June 2012, the national and state unemployment rates were 8.4% and 9.9%, respectively.  The national unemployment rate was 9.3% and 9.4%, and the state unemployment rate was 10.9% and 9.8% as of June 2011 and 2010, respectively.

Through the HomeTrust Banking Partnership, we have built a strong foundation in the communities we serve.  The directors of each partner bank work with their management team and employees to support local nonprofit and community organizations.  Each partner bank helps provide critical services to meet the financial needs of its customers and improve the quality of life for individuals and businesses in its community.  Initiatives supporting the core business include affordable housing, education and financial education and building healthy communities.  We support these initiatives through both financial and people resources in all of our communities.

Collectively,  partner bank employees volunteer thousands of hours annually in their local communities; from helping to build homes to teaching grade school youth how to start healthy savings habits,  partner bank employees are making a positive difference in the lives of others every day.

Competition

We face strong competition in originating real estate and other loans and in attracting deposits.  Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies and mortgage bankers.  Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.  Commercial and industrial loan competition is primarily from local commercial banks.  We believe that we compete effectively because we consistently deliver high-quality, personal service to our customers that results in a high level of customer satisfaction. We are currently in the process of adding significant technology resources to expand our capabilities and increase our efficiencies in residential lending.

We attract our deposits through our branch office system.  Competition for deposits is principally from other savings institutions, commercial banks and credit unions located in the same communities, as well as mutual funds and other alternative investments.  We believe that we compete for deposits by offering superior service and a variety of deposit accounts at competitive rates.  We also have a highly competitive suite of cash management services, technology solutions, and internal support expertise specific to the needs of small to mid-sized commercial business customers.  Based on the most recent branch deposit data provided by the FDIC, HomeTrust Bank was third in share of deposits in the Asheville, North Carolina Metropolitan Statistical Area, fourth in deposit share in the nine counties in which we operate and had a deposit market share of 0.45% of all banks and thrifts in North Carolina.

Overall, we believe that we distinguish ourselves from larger, national banks operating in our market areas by offering quicker decision-making in the delivery of our products and services and competitive customer-driven products with excellent service and responsiveness, and by providing customer access to our senior managers.  In addition, our larger capital base and product mix enable us to compete effectively against smaller banks.  Our lending staff is experienced and knowledgeable about local lending in our markets, enabling us to build on the relationship-style banking that is our hallmark.

In addition, the way we create differentiation from our competition to fuel organic growth is by focusing on “HOW” we deliver our products and services. When we promise our customers that ‘It’s Just Better Here’, more than anything, it refers to the care and responsiveness our employees provide to each and every customer.  Teamwork is key to our success.  Many of our employees have been a part of the HomeTrust Banking Partnership for decades, while just as many employees have more recently brought their industry knowledge and expertise to us in recent years because of their desire to be a part of a high performing team that works well together to make a difference for customers.  Our culture includes relationship training and coaching with respect to banking and adding value to our customers.  This “culture model” includes four key principles:

•           making a difference for customers every day is fun and rewarding;

•           success is built on relationships;

•           we must continually add value to relationships with our customers and with each other; and

•           we need to grow ourselves and our ability to make a difference and add value to relationships.

In implementing these principles, the directors, management team and employees of each partner bank work to support local nonprofit and community organizations and strive to provide critical services to meet the financial needs of its customers and improve the quality of life for individuals and businesses in our communities.  We support affordable housing and education initiatives to help build healthy communities where our partner banks do business through both financial assistance and employees volunteering thousands of hours annually in their local communities. We believe the opportunity to stay close to our customers gives us a unique position in the banking industry as compared to our larger competitors and we are committed to continuing to build strong relationships with our employees, customers and communities for generations to come.

Lending Activities

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for losses) at the dates indicated.

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Retail Consumer loans:
One- to four-family	$620,486	50.36%	$610,528	45.88%	$509,464	39.50%	$407,310	33.32%	$411,833	34.54%
Home equity	143,052	11.61	156,720	11.78	157,050	12.18	151,925	12.43	130,652	10.96
Construction and land/lots	53,572	4.35	68,199	5.12	79,007	6.13	79,945	6.54	90,911	7.62
Consumer	3,819	0.31	4,265	0.32	3,769	0.29	2,719	0.22	2,892	0.24
Total retail consumer loans	820,929	66.63	839,712	63.10	749,290	58.09	641,899	52.51	636,288	53.36

Commercial loans:
Commercial real estate	238,644	19.37	269,449	20.24	270,272	20.95	277,476	22.70	243,768	20.44
Construction and development	42,362	3.44	79,458	5.97	127,054	9.85	164,797	13.48	179,344	15.04
Commercial and industrial	14,578	1.18	19,250	1.45	20,117	1.56	24,157	1.98	23,159	1.94
Municipal leases	115,516	9.38	122,921	9.24	123,099	9.54	114,041	9.33	109,912	9.22
Total commercial loans	411,100	33.37	491,078	36.90	540,542	41.91	580,471	47.49	556,183	46.64

Total loans	1,232,029	100.00%	1,330,790	100.00%	1,289,832	100.00%	1,222,370	100.00%	1,192,471	100.00%

Less:
Deferred fees and discounts	(2,984)		(4,273)		(4,509)		(2,920)		(3,359)
Allowance for losses	(35,100)		(50,140)		(41,713)		(24,996)		(13,623)
Total loans receivable, net	$1,193,945		$1,276,377		$1,243,610		$1,194,454		$1,175,489

The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for loan losses) at the dates indicated.

	At June 30,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-rate loans:
Retail consumer loans:
One- to four-family	$329,171	26.72%	$309,602	23.26%	$240,991	18.68%
Home equity	201	0.02	100	0.01	77	0.01
Construction and
land/lots	24,652	2.00	29,360	2.21	32,165	2.49
Consumer	3,797	0.31	4,207	0.32	3,703	0.29
Commercial loans:
Commercial real estate	157,209	12.76	164,490	12.36	145,000	11.24
Construction and
development	21,566	1.75	29,845	2.24	34,762	2.70
Commercial and industrial	8,660	0.70	11,905	0.89	9,501	0.74
Municipal leases	115,516	9.38	122,921	9.24	123,099	9.54
Total fixed-rate loans	660,772	53.63	672,430	50.53	589,298	45.69

Adjustable-rate loans:
Retail consumer loans:
One- to four-family	291,315	23.65	300,926	22.61	268,473	20.81
Home equity	142,851	11.59	156,620	11.77	156,973	12.17
Construction and
land/lots	28,920	2.35	38,839	2.92	46,842	3.63
Consumer	22	-	58	-	66	0.01
Commercial loans:
Commercial real estate	81,435	6.61	104,959	7.89	125,272	9.71
Construction and
development	20,796	1.69	49,613	3.73	92,292	7.16
Commercial and industrial	5,918	0.48	7,345	0.55	10,616	0.82
Municipal leases	-	-	-	-	-	-
Total adjustable-rate loans	571,257	46.37	658,360	49.47	700,534	54.31

Total loans	1,232,029	100.00%	1,330,790	100.00%	1,289,832	100.00%

Less:
Deferred fees and discounts	(2,984)		(4,273)		(4,509)
Allowance for losses	(35,100)		(50,140)		(41,713)
Total loans receivable, net	$1,193,945		$1,276,377		$1,243,610

Loan Maturity.  The following table sets forth certain information at June 30, 2012 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Retail Consumer
	One- to Four-Family		Home Equity		Construction and land/lots		Consumer
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending June 30,
2013	$10,574	5.39%	$487	5.94%	$3,153	4.63%	$569	3.79%
2014	8,492	5.93	808	5.50	202	5.21	612	4.47
2015	5,718	5.18	654	5.14	157	6.14	629	4.81
2016 and 2017	16,691	5.66	4,820	4.69	1,057	5.16	1,138	3.75
2018 to 2021	87,587	4.52	38,345	4.65	3,391	5.64	228	3.80
2022 to 2026	99,371	4.57	91,583	4.08	10,852	5.81	72	1.93
2027 and following	392,053	4.92	6,355	4.39	34,760	5.18	571	15.17
Total	$620,486	4.85%	$143,052	4.29%	$53,572	5.31%	$3,819	5.72%

	Commercial Loans
	Commercial Real Estate		Construction and Development		Commercial and Industrial		Municipal Leases
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending June 30,
2013	$34,726	6.15%	$16,705	5.08%	$5,883	5.20%	$564	7.90%
2014	28,234	5.56	3,011	5.51	1,583	5.79	2,451	7.14
2015	26,420	5.78	7,042	5.37	2,462	5.63	948	6.75
2016 and 2017	49,385	5.31	7,894	4.75	1,978	5.04	8,464	7.51
2018 to 2021	38,723	5.66	2,456	4.65	1,918	5.26	22,414	7.58
2022 to 2026	34,910	4.62	3,438	5.67	464	4.24	34,093	7.97
2027 and following	26,246	5.30	1,816	6.23	290	5.56	46,582	8.25
Total	$238,644	5.47%	$42,362	5.17%	$14,578	5.30%	$115,516	7.95%

	Total
	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending June 30,
2013	$72,661	5.64%
2014	45,393	5.70
2015	44,030	5.63
2016 and 2017	91,427	5.47
2018 to 2021	195,062	5.15
2022 to 2026	274,783	4.90
2027 and following	508,673	5.27
Total	$1,232,029	5.23%

(1)	The weighted average rate of municipal loans is adjusted for a 34% federal tax rate since the interest income from these leases is tax exempt.

The total amount of loans due after June 30, 2013, which have predetermined interest rates is $613.6 million, while the total amount of loans due after such dates which have adjustable interest rates is $545.7 million.

Lending Authority.  Residential real estate loans up to $2.5 million may be approved at varying levels by certain officers of HomeTrust Bank.  Our Chief Executive Officer, President and Chief Operating Officer and Chief Risk Officer may approve loans up to $2.5 million.  Loans outside our general underwriting guidelines generally must be approved by the board of directors, or our Chief Executive Officer, President and Chief Operating Officer, Chief Risk Officer, Assistant Credit Officer, or Credit Risk Manager. Effective September 30, 2010, only the board of directors, Chief Executive Officer, President and Chief Operating Officer, Chief Credit Officer, Assistant Credit Officer, or Credit Risk Manager is authorized to approve a land or lot loan of any amount.  Lending authority is also granted to certain other bank officers at lower amounts, generally up to $300,000 in total credit exposure for real estate secured loan relationships, provided the loan has no policy exceptions.

Beginning in fiscal year 2008, we have implemented continuously more stringent underwriting policies and procedures related to residential lending as the economy and housing market continued to deteriorate, which included an increased emphasis on a borrower’s ongoing ability to repay a loan by requiring lower debt to income ratios, higher credit scores and lower loan to value ratios than our previous lending policies had required.  As a result, the percentage of one-to four-family residential loans and home equity lines of credit made to borrowers with a credit score greater than 675 has increased from 78.6% during fiscal 2007 to 92.3% during fiscal 2012.  This has also resulted in a reduced percentage of loans approved as compared to loan applications, from 83.9% during fiscal 2007 to 69.8% in fiscal 2012.

At June 30, 2012, the maximum amount under federal regulation that we could lend to any one borrower and the borrower’s related entities was approximately $23.7 million.  Our five largest lending relationships are with commercial borrowers and totaled $37.3 million in the aggregate, or 3.1% of our $1.19 billion net loan portfolio at June 30, 2012.  The largest relationship at June 30, 2012 consisted of $16.7 million in eighteen loans.  The largest loan in this borrower relationship had an outstanding balance of $3.1 million as of June 30, 2012 and was secured by a non-owner-occupied retail property located in Buncombe County.  The remaining relationship exposure primarily consisted of various non-owner-occupied commercial real estate properties located throughout Buncombe County, and owner-occupied residential property located throughout Buncombe County.  At June 30, 2012 these loans were performing in accordance with their original repayment terms.

The second largest lending relationship at June 30, 2012 was $6.6 million consisting of nine loans including a $2.1 million loan for a non-owner-occupied medical office building and the construction to permanent financing of a contiguous non-owner-occupied medical office building, four additional loans totaling $3.4 million which are also secured by non-owner-occupied medical office buildings with the remaining $1.2 million secured by owner-occupied residences and one owner-occupied commercial real estate property.  All properties securing these loans are located in Cleveland County.  At June 30, 2012, these loans were performing in accordance with their original repayment terms.

The third largest lending relationship at June 30, 2012 was $5.4 million consisting of eight loans, the largest of which is a $2.3 million loan secured by three non-owner-occupied retail buildings, land, and cash.  The remaining loans are secured by an additional lien on the above mentioned collateral, an owner-occupied residence, and a multiunit retail center.  As of June 30, 2012, all loans in the relationship were performing in accordance with their original repayment terms.

The fourth largest lending relationship at June 30, 2012 was $4.4 million, consisting of one loan secured by a leasehold mortgage interest in an anchored multiunit retail center located in Jackson County, NC. As of June 30, 2012 this loan was performing in accordance with its original repayment terms.

The fifth largest lending relationship at June 30, 2012 was $4.3 million consisting of seventeen loans, the largest of which is a $2.5 million loan secured by an owner occupied professional office building. The remaining loans are secured by various one-to four-family rental properties, the largest of which was $237,000, as of June 30, 2012. As of June 30, 2012, all loans in the lending relationship were performing in accordance with their respective original repayment terms.

At June 30, 2012, we had 35 additional relationships that exceeded $2.0 million, for a total of $91.7 million.

Retail Consumer Loans

One-to Four-Family Real Estate Lending.  We originate loans secured by first mortgages on one-to four-family residences typically for the purchase or refinance of owner-occupied primary or secondary residences located primarily in our market areas.  We originate one-to four-family residential mortgage loans primarily through referrals from real estate agents, builders and from existing customers.  Walk-in customers are also important sources of loan originations.  At June 30, 2012, $620.5 million, or 50.4%, of our loan portfolio consisted of loans secured by one-to four-family residences.

We originate both fixed-rate loans and adjustable-rate loans.  We generally originate mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 95%.  For loans exceeding an 80% loan-to-value ratio we generally require the borrower to obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 80% in the event of foreclosure.

The majority of our one-to four-family residential loans are originated with fixed rates and have terms of ten to 30 years.  At June 30, 2012 our one-to four-family residential loan portfolio included $329.2 million in fixed rate loans, of which $103.8 million were ten year fixed rate loans.  We generally originate fifteen and thirty year fixed rate mortgage loans for sale to various secondary market investors on a servicing released basis.  We also originate adjustable-rate mortgage, or ARM, loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin.  Most of our ARM loans are hybrid loans, which after an initial fixed rate period of one, five or seven years will convert to an annual adjustable interest rate for the remaining term of the loan.  Our ARM loans have terms up to 30 years.  Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our asset/liability management objectives.  Our ARM loans generally have a floor interest rate set at the initial interest rate, and a cap of two percentage points on rate adjustments during any one year and six percentage points over the life of the loan.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.

We generally retain ARM loans that we originate in our loan portfolio rather than selling them in the secondary market.  The retention of ARM loans in our loan portfolio helps us reduce our exposure to changes in interest rates.  There are, however, unquantifiable credit risks resulting from the potential of increased interest to be paid by the customer as a result of increases in interest rates.  It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower.  We attempt to reduce the potential for delinquencies and defaults on ARM loans by qualifying the borrower based on the borrower’s ability to repay the ARM loan assuming that the maximum interest rate that could be charged at the first adjustment period remains constant during the loan term.  Another consideration is that although ARM loans allow us to increase the sensitivity of our asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits.  Because of these considerations, we have no assurance that yield increases on ARM loans will be sufficient to offset increases in our cost of funds.

Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors.  Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.  The average size of our one-to four-family residential loans was $107,000 at June 30, 2012.

A portion of our loans are “non-conforming” because they do not satisfy credit or other requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other requirements, imposed by secondary market purchasers.  Many of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements.  We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans.  We believe that these loans satisfy a need in our local market areas.  As a result, subject to market conditions, we intend to continue to originate these types of loans.

Property appraisals on real estate securing our one-to four-family loans in excess of $250,000 that are not originated for sale are made by a state-licensed or state-certified independent appraiser approved by the board of directors.  Appraisals are performed in accordance with applicable regulations and policies.  For loans that are less than $250,000, we may use the tax assessed value, broker price opinions, and/or a property inspection in lieu of an appraisal.  We generally require title insurance policies on all first mortgage real estate loans originated.  Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to four-family loans.  We do not originate permanent one-to four- family mortgage loans with a negatively amortizing payment schedule, and currently do not offer interest-only mortgage loans.  We have not typically originated stated income or low or no documentation one-to four- family loans.  At June 30, 2012, $22.5 million of our one-to four-family loans were interest-only.

At June 30, 2012, $101.2 million of our one-to four-family loan portfolio consisted of loans secured by non-owner occupied residential properties. Loans secured by residential rental properties represent a unique credit risk to us and, as a result, we adhere to specific underwriting guidelines for such loans. Additionally, we have established specific loan portfolio concentration limits for loans secured by residential rental property to prevent excessive credit risk that could result from an elevated concentration of these loans. A primary risk factor in non-owner occupied residential real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the successful operation and management of the properties, as well as the ability of tenants to pay rent. As a result, repayment of such loans may be subject to adverse economic conditions and unemployment trends, and may be sensitive to changes in the supply and demand for such properties. We consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases. We periodically monitor the performance and cash flow sufficiency of certain residential rental property borrowers based on a number of factors such as loan performance, loan size, total borrower credit exposure, and risk grade.

Home Equity Lines of Credit.  Our home equity loans, consisting of adjustable-rate lines of credit, have been the second largest component of our retail loan portfolio over the past several years.  At June 30, 2012, home equity lines of credit totaled $143.1 million or 11.6% of our loan portfolio of which $55.8 million was secured by a first lien on owner-occupied residential property.  The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, typically up to 80% of the value of the property securing the loan (less any prior mortgage loans).  Approximately 41.8% of these loans were secured by a first lien held by us on the residential property. Home equity lines of credit are originated with an adjustable-rate of interest, based on The Wall Street Journal prime rate plus a margin.  Currently, our home equity lines of credit have a floor interest rate set at 4.75%, and a cap of 18% over the life of the loan.  Home equity lines of credit generally have up to a fifteen-year draw period and amounts may be reborrowed after payment at any time during the draw period.  Once the draw period has lapsed, the payment is amortized over a fifteen year period based on the loan balance at that time.  At June 30, 2012, unfunded commitments on these lines of credit totaled $142.5 million.

Our underwriting standards for home equity lines of credit are similar to our one-to four-family loan underwriting standards and include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.

Home equity lines of credit generally entail greater risk than do one-to four-family residential mortgage loans where we are in the first lien position. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.

Construction and Land/Lots. We have been an active originator of construction to permanent loans to homeowners building a residence. In addition, we originate land/lot loans predominately for the purchase or refinance of an improved lot for the construction of a residence to be occupied by the borrower. All of our construction and land/lot loans were made on properties located in North Carolina.

At June 30, 2012, our construction and land/lot loan portfolio was $53.6 million compared to $68.2 million at June 30, 2011 and $79.0 million at June 30, 2010.  At June 30, 2012, unfunded loan commitments totaled $13.5 million, compared to $17.7 million at June 30, 2011.  Construction-to-permanent loans are made for the construction of a one-to four-family property which is intended to be occupied by the borrower as either a primary or secondary residence.  Construction-to-permanent loans are originated to the homeowner rather than the homebuilder and are structured to be converted to a first lien fixed or adjustable rate permanent loan at the completion of the construction phase.  We do not originate construction phase only or junior lien construction-to-permanent loans.  The permanent loan is generally underwritten to the same standards as our one-to four-family residential loans and may be held by us for portfolio investment or sold in the secondary market.  At June 30, 2012 our construction-to-permanent loans totaled $17.9 million and the average loan size was $141,000.  During the construction phase, which typically lasts for six to twelve months, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses.  Typically, disbursements are made in monthly draws during the construction period.  Loan proceeds are disbursed based on a percentage of completion.  Construction-to-permanent loans require payment of interest only during the construction phase.  Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser.  Construction loans may be originated up to 95% of the cost or of the appraised value upon completion, whichever is less; however, we generally do not originate construction loans which exceed the lower of 80% loan to cost or appraised value without securing adequate private mortgage insurance or other form of credit enhancement such as the Federal Housing Administration or other governmental guarantee.  We also require general liability, builder’s risk hazard insurance, title insurance, and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) on all construction loans.  Subject to market conditions, we expect this type of lending to continue and grow as the economy improves.  At June 30, 2012, the largest construction to permanent loan had an outstanding balance of $526,000 and was performing according to the original repayment terms.

Included in our construction and land/lot loan portfolio are land/lot loans, which are typically loans secured by developed lots in residential subdivisions located in our market areas.  We originate these loans to individuals intending to construct their primary or secondary residence on the lot within one year from the date of origination.  This portfolio may also include loans for the purchase or refinance of unimproved land that is generally less than or equal to five acres, and for which the purpose is to commence the improvement of the land and construction of an owner-occupied primary or secondary residence within one year from the date of loan origination.  We do not currently originate interest-only land loans or loans for the speculative purchase or investment in land or lots.

Land/lot loans are typically originated in an amount up to 70% of the lower of the purchase price or appraisal, are secured by a first lien on the property, for up to a 20 year term, require payments of interest only and are structured with an adjustable rate of interest on terms similar to our one-to four-family residential mortgage loans.  At June 30, 2012, our land/lot loans totaled $35.8 million and the average land/lot loan size was $74,000.  At June 30, 2012, the largest land/lot loan had an outstanding balance of $1.0 million and was performing according to the original repayment terms.

Construction and land/lot lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than the rates and fees generated by our one-to four-family permanent mortgage lending.  Construction/permanent loans, however, generally involve a higher degree of risk than our one-to four-family permanent mortgage lending. If our appraisal of the value of the completed residence proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction and may incur a loss. Land/lot loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can also be significantly impacted by supply and demand conditions.

Consumer Lending.  Our consumer loans consist principally of loans secured by savings deposits; however, we also originate automobile loans and other consumer loans.  At June 30, 2012, our consumer loans totaled $3.8 million, or less than one percent of our loan portfolio.  We originate our consumer loans primarily in our market areas.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates.  In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.

Consumer loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciable assets, such as automobiles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Loans

Commercial Real Estate Lending.  We originate commercial real estate loans, including loans secured by hotels, office space, office/warehouse, retail strip centers, vehicle dealerships, mini-storage facilities, medical and professional buildings, retail sites and churches located in our market areas.  As of June 30, 2012, $238.6 million or 19.4% of our total loan portfolio was secured by commercial real estate property, including multifamily loans totaling $22.3 million, or 1.8% of our total loan portfolio.  Of that amount, $111.6 million was identified as owner occupied commercial real estate, and the remainder of $127.0 million was secured by income producing, or non-owner-occupied commercial real estate.  Commercial real estate loans generally are priced at a higher rate of interest than one- to four-family residential loans.  Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one- to four-family residential loans.  Often payments on loans secured by commercial or multi-family properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements.  If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.

The average outstanding loan size in our commercial real estate portfolio was $302,000 as of June 30, 2012. We target individual commercial real estate loans between $250,000 and $2.5 million to small and mid-size owner occupants and investors in our market areas.  At June 30, 2012, the largest commercial real estate loan in our portfolio was a $4.4 million loan secured by a leasehold deed of trust on an anchored retail shopping center and three contiguous out parcels located in Jackson County, North Carolina. Our largest multi-family loan as of June 30, 2012 was a multi-unit apartment building with an outstanding balance of $1.7 million located in Haywood County, North Carolina.  These loans were performing according to their original repayment terms as of June 30, 2012.

We offer both fixed and adjustable rate loans on commercial real estate loans.  Our commercial real estate mortgage loans generally include a balloon maturity of five years or less.  Amortization terms are generally limited to 20 years.  Adjustable rate based loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, plus or minus an interest rate margin and rates generally adjust daily.  The maximum loan to value ratio for commercial real estate loans is generally up to 80% on purchases and refinances.  We require appraisals of all non-owner occupied commercial real estate securing loans in excess of $250,000, and all owner-occupied commercial real estate securing loans in excess of $500,000, performed by independent appraisers.  For loans less than these amounts, we may use the tax assessed value, broker price opinions, and/or a property inspection in lieu of an appraisal.

If we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral.  Further, our commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers.  Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our retail loan portfolios.

Construction and Development Lending. For many years, we have been an active originator of commercial real estate construction loans in our market areas to builders; however, as housing markets weakened in recent years we significantly reduced our origination of new construction and development loans.  Our construction and development loans are predominately for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes and for the future construction of speculative one-to-four-family or commercial real estate.  We also originate construction loans for the development of business properties and multi-family dwellings. All of our construction and development loans were made on properties located in North Carolina.

We have worked diligently to manage our construction and development loan portfolio and have continued to be successful at reducing our overall exposure to construction and development loans.  At June 30, 2012, the balance of our construction and development loan portfolio was $42.4 million compared to $79.5 million at June 30, 2011.  At June 30, 2012 $8.9 million or 21.0% of our construction and development loans required interest-only payments.  Unfunded commitments at June 30, 2012 totaled $1.4 million compared to $4.8 million at June 30, 2011 and $4.2 million at June 30, 2010.  We have virtually ceased the origination of new speculative construction and development loans related to residential properties except for loan renewals and on a very limited basis to select borrowers with whom we have long-standing lending relationships.  The majority of these loans were for the speculative construction of residential properties, improved lots or development of land into residential lots and were originated prior to June 30, 2008.  Effective September 30, 2010, only the board of directors, Chief Executive Officer, President and Chief Operating Officer, and Chief Credit Officer are authorized to approve speculative one-to-four-family construction loans, or loans for the development of land into residential lots.

Since fiscal 2009 we have not originated a significant amount of builder construction loans to fund the speculative construction of one- to four-family residential properties.  These homes typically have an average price ranging from $200,000 to $500,000.  Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either us or another lender for the finished home.  The home buyer may be identified either during or after the construction period, with the risk that the builder will have to fund the debt service on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant period of time after the completion of construction, until a home buyer is identified.  Loans to finance the construction of speculative single-family homes and subdivisions were generally offered to experienced builders in our primary market areas.  All builders are qualified using the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and sale of the project.  These loans require payment of interest-only during the construction phase.  At June 30, 2012, loans for the speculative construction of single family properties totaled $15.9 million compared to $12.2 million at June 30, 2011 and $24.4 million at June 30, 2010.  At June 30, 2012, we had one borrower with aggregate outstanding loan balances of more than $1.5 million, which totaled $1.6 million and were secured by properties located in our market areas. At June 30, 2012, nine speculative construction loans totaling $2.4 million were on non-accrual status.

Land acquisition and development loans are included in the construction and development loan portfolio, and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots.  Such loans typically finance land purchase and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sale to consumers or builders for ultimate construction of residential units.  The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans.  Strong demand for housing led to loan growth in this category in recent years.  However, the recent downturn in real estate has slowed lot and home sales within our market areas.  This has impacted certain developers by lengthening the marketing period of their projects and negatively affecting borrower’s liquidity and collateral values.  We have focused on reducing these loans during the past two fiscal years and plan to continue to reduce these portfolios.

Land acquisition and development loans are generally secured by property in our primary market areas.  In addition, these loans are secured by a first lien on the property, are generally limited up to 65% of the lower of the acquisition price or the appraised value of the land and generally have a maximum amortization term of 10 years with a balloon maturity of up to three years.  We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste. At June 30, 2012, our land acquisition and development loans in our commercial construction and development portfolio totaled $26.5 million.  The largest land acquisition and development loan had an outstanding balance at June 30, 2012 of $2.3 million and was performing according to its repayment terms.  The subject loan is secured by property located in Buncombe County, North Carolina.  At June 30, 2012, 42 land acquisition and development loans totaling $10.2 million were on non-accrual status.  We are currently not originating new loans for the speculative purchase, refinance, or development of land other than loan renewals.

We have made construction loans for commercial development projects.  These projects include multi-family, apartment, retail, office/warehouse and office buildings.  We generally do not originate commercial real estate construction loans without a satisfactory permanent financing (“take-out”) commitment or non-contingent arm’s length purchase contract from a reputable lender or qualified purchaser.  Commercial construction and construction to permanent loans are offered on an adjustable interest rate or fixed interest rate basis.  Adjustable interest rate based loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, plus or minus an interest rate margin.  The initial construction period is generally limited to twelve months from the date of origination, and amortization terms are generally limited to 20 years; however, amortization terms of up to 25 years may be available for certain property types based on elevated underwriting and qualification criteria.  Construction to permanent loans generally include a balloon maturity of five years or less; however, balloon maturities of greater than five years are allowed on a limited basis depending on factors such as property type, amortization term, lease terms, pricing, or the availability of credit enhancements.  Construction loan proceeds are disbursed commensurate with the percentage of completion of work in place, as documented by periodic internal or third party inspections.  The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised post-construction value.  Disbursement of funds is at our sole discretion and is based on the progress of construction.  At June 30, 2012 we had $10.1 million of non-residential construction loans included in our commercial construction and development loan portfolio.

We require all real estate securing construction and development loans to be appraised by an independent HomeTrust Bank-approved state-licensed or state-certified real estate appraiser.  General liability, builder’s risk hazard insurance, title insurance, and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) are also required on all construction and development loans.

Construction and development lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than the rates and fees generated by its single-family permanent mortgage lending.  Construction lending, however, generally involves a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project, as well as the time needed to sell the property at completion.  The nature of these loans is such that they are generally more difficult to evaluate and monitor.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders.  Land acquisition and development loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by the supply and demand conditions.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Commercial and Industrial Loans.  We typically offer commercial and industrial loans to small businesses located in our primary market areas.  These loans are primarily originated as conventional loans to business borrowers, which include lines of credit, term loans and letters of credit.  These loans are typically secured by collateral and are used for general business purposes, including working capital financing, equipment financing, capital investment and general investments.  Loan terms vary from typically one to five years.  The interest rates on such loans are either fixed rate or adjustable rate indexed to The Wall Street Journal prime rate plus a margin.  Inherent with our extension of business credit is the business deposit relationship which frequently includes multiple accounts and related services from which we realize low cost deposits plus service and ancillary fee income.

Commercial and industrial loans typically have shorter maturity terms and higher interest rates than real estate loans, but generally involve more credit risk because of the type and nature of the collateral.  We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market areas.  At June 30, 2012, commercial and industrial loans totaled $14.6 million, which represented 1.2% of our total loan portfolio.  Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis.  We generally obtain personal guarantees on our commercial business loans.

Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.  Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral consists of equipment, inventory or accounts receivable.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any.  As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Municipal Leases.  We offer ground and equipment lease financing to fire departments located primarily throughout North Carolina and, to a lesser extent, South Carolina.  Municipal leases are secured primarily by a ground lease in our name with a sublease to the borrower for a firehouse or an equipment lease for fire trucks and firefighting equipment.  We originate these loans primarily through a third party that assigns the lease to us after we fund the loan.  All leases are underwritten directly by us prior to funding.  These leases are at a fixed rate of interest and may have a term to maturity of up to 20 years.

At June 30, 2012, municipal leases totaled $115.5 million, which represented 9.4% of our total loan portfolio.  At that date, $81.1 million, or 71.6% of our municipal leases were secured by fire trucks, $16.5 million, or 14.6%, were secured by firehouses, $12.7 million or 11.2%, were secured by both with the remaining $5.2 million or 2.6% secured by miscellaneous firefighting equipment.  At June 30, 2012, the average outstanding municipal lease size was $314,000. These loans are our highest yielding loans since the interest earned is tax-exempt and this portfolio has the lowest delinquency rate of any of our loans.

Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department.  Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for such purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2012, $4.0 million of our municipal leases contained a non-appropriation clause.

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market area.  Demand is affected by competition and the interest rate environment.  During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.  In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.  We do not generally purchase loans or loan participations except for leases.  We actively sell the majority of our long-term fixed-rate residential first mortgage loans to the secondary market at the time of origination and retain our adjustable rate residential mortgages and fixed rate mortgages with terms to maturity less than 15 years and other consumer and commercial loans.  During the years ended June 30, 2012 and 2011 we sold $191.4 million and $157.3 million, respectively, in whole loans to the secondary market. We release the servicing on the loans we sell into the secondary market. Loans are generally sold on a non-recourse basis.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.  The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Years Ended June 30,
	2012	2011	2010
	(In thousands)
Originations by type:
Retail Consumer:
One- to four-family	$330,106	$307,613	$219,539
Home equity	17,782	27,762	23,563
Construction and land/lots	33,668	41,704	49,889
Consumer	2,963	3,734	4,185

Commercial Loans:
Commercial real estate	16,008	26,251	24,107
Construction and development	1,636	10,976	10,839
Commercial and industrial	2,993	6,757	8,199
Total loans originated	$405,156	$424,797	$340,321

Purchases:
Commercial Loans:
Commercial real estate	$580	$571	$240
Municipal leases	16,428	15,390	28,524
Loans acquired through business combination	-	59,037	88,810
Total loans purchased or acquired	$17,008	$74,998	$117,574

Sales and repayments:
One- to four-family sales	$192,383	$157,280	$141,802
Home equity	95	-	-
Commercial real estate	534	-	-
Construction and development	6,273	-	-
Total sales	199,285	157,280	141,802
Principal repayments	315,423	303,747	258,802
Total reductions	$514,708	$461,027	$400,604
Net increase (decrease)	$(92,544)	$38,768	$57,291

Asset Quality

Loan Delinquencies and Collection Procedure.  When a borrower fails to make a required payment on a residential real estate loan, we attempt to cure the delinquency by contacting the borrower.  A late notice is sent 15 days after the due date, and the borrower may also be contacted by phone at this time.  If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent.  When a loan is 90 days delinquent, we may commence repossession or a foreclosure action.  Reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection.  In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

Delinquent consumer loans are handled in a similar manner, except that late notices are sent at 30 days after the due date.  Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.

Delinquent commercial loans are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower.  The collections department also works with the commercial loan officers to see that the necessary steps are taken to collect delinquent loans, while ensuring that standard delinquency notices and letters are mailed to the borrower.  No later than 90 days past the due date, a collection officer takes over the loan for further collection activities.  In addition, we have a management loan committee that meets as needed and reviews past due and classified commercial real estate loans, as well as other loans that management believes may present possible collection problems.  If an acceptable workout of a delinquent commercial loan cannot be reached, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.

The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 2012.

	Loans Delinquent For:
							Total Loans Delinquent
	30-89 Days			90 Days and Over			30 Days or More
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in thousands)
Retail Consumer Loans:
One-to four-family	93	$10,532	1.70%	97	$11,629	1.87%	190	$22,161	3.57%
Home equity	7	388	0.27%	42	2,613	1.83%	49	3,001	2.10%
Construction and land/lots	11	789	1.47%	19	1,405	2.62%	30	2,194	4.09%
Consumer	6	54	1.41%	9	35	0.92%	15	89	2.33%
Commercial Loans:
Commercial real estate	11	4,188	1.76%	20	6,071	2.54%	31	10,259	4.30%
Construction and development	3	331	0.78%	21	6,001	14.17%	24	6,332	14.95%
Commercial and industrial	6	155	1.06%	14	266	1.82%	20	421	2.88%
Municipal leases	-	-	-%	-	-	-%	-	-	-%
Total	137	$16,437	1.33%	222	$28,020	2.27%	359	$44,457	3.60%

Non-performing Assets.  Non-performing assets increased to $80.3 million, or 4.7% of total assets, at June 30, 2012, from $62.3 million, or 3.81% of total assets at June 30, 2011 and $63.6 million, or 3.87% of total assets, at June 30, 2010.  Slow sales and excess inventory in most housing markets, along with declines in property values, have been the primary cause of the elevated levels of delinquencies and foreclosures, particularly for construction and development loans, which, including related real estate owned  and other foreclosed assets (“REO”), represented $17.4 million, or 21.6% of our non-performing assets at June 30, 2012.  In addition, during the year ended June 30, 2012 we reclassified $25.7 million of impaired loans from impaired loans still accruing interest to non-accruing loans pursuant to regulatory guidance. Generally, these loans are paying as agreed, except that liquidation of the underlying collateral has been significantly delayed as compared to the schedule contemplated in our initial underwriting.  At June 30, 2012, $28.1 million or 43.8% of total non-accruing loans (including the $25.7 million referred to above) were current on their loan payments.

Reflecting the weak housing market and value declines, the level of our provision for loan losses has remained elevated in recent periods even though total construction and development loans outstanding have declined substantially.  We continue to believe our level of non-performing loans and assets is manageable, and we believe that we have sufficient capital and human resources to manage the collection of our one- to four-family residential construction and related land and land development loans and other non-performing assets in an orderly fashion.  However, our operating results will continue to be adversely impacted until we are able to significantly reduce the level of our non-performing assets.

Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status.  Troubled debt restructurings are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity.  During the fiscal year ended June 30, 2012, 88 loans for $24.4 million were modified from their original terms and were identified in our asset quality reports as a troubled debt restructuring.  This compares to 157 loans for $41.5 million that were modified in the fiscal year ended June 30, 2011.  As of June 30, 2012, the outstanding balance of troubled debt restructured loans was $48.7 million, comprised of 239 loans as compared to $62.1 million comprised of 233 loans at June 30, 2011. Once a non-accruing troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, the troubled debt restructuring is removed from nonaccrual status.   At June 30, 2012, $25.0 million of troubled debt restructurings were classified as nonaccrual, including $6.3 million of construction and development loans.  As of June 30, 2012, 42.3%, or $20.6 million of the restructured loans have a current payment status as compared to $49.4 million at June 30, 2011.  Performing troubled debt restructurings decreased $28.8 million or 58.3% from June 30, 2011 to June 30, 2012 primarily due to the reclassification of $22.1 million in troubled debt restructurings to nonaccrual status, the pay-off of $3.8 million, and transfers of $3.8 million to REO, partially offset by the addition of $9.5 million in new performing troubled debt restructurings.   The table below sets forth the amounts and categories of non-performing assets.

	At June 30,
	2012	2011	2010	2009	2008
	(In thousands)
Non-accruing loans: Retail consumer loans:
One-to four-family	$27,659	$17,821	$9,076	$8,343	$2,465
Home equity	4,781	2,536	4,059	2,987	1,060
Construction and land/lots	3,437	2,766	2,549	2,638	352
Consumer	76	23	28	74	279
Commercial loans:
Commercial real estate	15,008	8,197	12,097	7,078	-
Construction and development	12,583	16,620	18,005	5,451	1,030
Commercial and industrial	637	40	-	5	318
Municipal leases	-	474	486	879	998
Total non-accruing loans	64,181	48,477	46,300	27,455	6,502

Foreclosed assets:
Retail consumer loans:
One-to four-family	7,297	4,299	6,764	610	550
Home equity	-	32	268	38	-
Construction and land/lots	1,616	1,326	416	305	-
Consumer	-	-	-	-	-
Commercial loans:
Commercial real estate	2,449	2,023	4,095	974	-
Construction and development	4,768	6,177	5,744	1,497	-
Commercial and industrial	-	-	-	-	-
Municipal leases	-	-	-	-	-
Total foreclosed assets	16,130	13,857	17,287	3,424	550

Total non-performing assets	$80,311	$62,334	$63,587	$30,879	$7,052

Total non-performing assets as a percentage of total assets	4.67%	3.81%	3.87%	2.10%	0.52%

Performing Troubled Debt Restructurings	$20,588	$49,379	$28,655	$7,754	$7,602

For the years ended June 30, 2012 and 2011, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $3.1 million and $2.7 million, respectively.  The amount that was included in interest income on such loans was $2.2 million and $1.0 million, respectively, including interest not recorded in prior periods due to a small number of large loans either becoming current or being sold.  At June 30, 2012, $81.8 million in non-performing loans were individually evaluated for impairment; $1.6 million of the allowance for loan losses was allocated to these individually impaired loans at period-end. A loan is impaired when it is probable, based on current information and events, that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreements.  Troubled debt restructurings are also considered impaired.  Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

We record REO (acquired through a lending relationship) at fair value on a non-recurring basis.  All REO properties are recorded at amounts which are equal to the lower of the related loan balance or the fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO.  From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the years ended June 30, 2012 and 2011, we recognized $2.4 million and $3.0 million, respectively, of impairment charges related to these types of assets.

Within our non-performing loans, as of June 30, 2012 we had a total of 12 nonaccrual lending relationships, each with aggregate loan exposures in excess of $1.0 million that collectively comprised $17.4 million, or 27.2% of our total non-performing loans. The single largest relationship was $2.8 million at that date.  Our non-performing loan exposures in excess of $1.0 million are included in the following table (dollars in thousands):

Amount	Percent of Total Non-Performing Loans	Collateral Securing the Indebtedness	Geographic Location

$2,794	4.4%	28 acres of developed land	Buncombe County
2,044	3.2	Owner occupied commercial property	Buncombe County
1,748	2.7	Residential and commercial properties	Buncombe County
1,357	2.1	Owner occupied commercial property	Cleveland County
1,354	2.1	Speculative residential properties and lots	Buncombe County
1,259	2.0	Speculative residential property	Buncombe County
1,223	1.9	Residential property	Buncombe County
1,178	1.8	Multi-unit commercial property	Haywood County
1,147	1.8	Undeveloped land	Polk County
1,130	1.8	Non-owner occupied commercial property	Anderson County(1)
1,116	1.7	Residential properties	Buncombe County
1,093	1.7	Non-owner occupied commercial property	Buncombe County
$17,443	27.2%
_______
 (1)  Located in South Carolina

At June 30, 2012, we had $16.1 million of REO, the most significant of which is $1.6 million of undeveloped land located in Buncombe County.  The second and third largest REO properties are single family homes in Buncombe County with book values of $1.2 million and $829,000, respectively.  At June 30, 2012 all other REO properties have individual book values of less than $650,000.

Our recovery experience in liquidating REO is shown in the following table.  This table measures REO sales proceeds for the periods indicated, expressed as a percentage of the REO book value at the time of foreclosure.

	As a percentage of recorded balances at time of foreclosure
	Real estate owned disposals, net proceeds for the quarter ended
	Eight Quarter weighted avg. value	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010

One-to four-family	91.8%	81.4%	98.1%	77.2%	73.6%	91.0%	92.7%	106.9%	95.9%
Home Equity	97.4	134.9	0.0	-	-	-	-	-	69.9
Construction and land/lots	54.7	41.3	99.0	87.0	93.9	35.1	99.3	82.2	-
Commercial real estate	94.1	0.0	91.8	100.0	110.4	74.3	97.8	77.7	104.5
Construction and development	91.4	69.0	83.7	98.1	80.7	-	86.9	115.5	96.7
Total	87.5%	70.5%	94.3%	93.2%	82.9%	68.2%	94.1%	98.7%	97.6%

In fiscal 2012, we liquidated $28.1 million in REO based on loan values at the time of foreclosure, realizing $11.1 million in net proceeds or 39.5% of the foreclosed loan balances.  As of June 30, 2012, the book value of our REO, expressed as a percentage of the related loan balances at the time the properties were transferred to REO was 40.1%.  During the year ended June 30, 2012, we disposed of $9.0 million of REO in construction and development, and realized $2.3 million, which equated to 25.6% of the related loan balances at the time of foreclosure.

Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of June 30, 2012, there were 667 loans totaling $88.1 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories. These loans have been considered in management’s determination of our allowance for loan losses.

Classified Assets.  Loans and other assets, such as debt and equity securities considered to be of lesser quality, are classified as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When we classify a problem asset as either substandard or doubtful, we may establish a specific allowance for loan losses in an amount deemed prudent by management. When we classify problem assets as “loss,” we either establish a specific allowance for losses equal to 100% of that portion of the asset so classified or charge off such amount.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by our bank regulators, which may order the establishment of additional general or specific loss allowances.  Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weakness are designated by us as “special mention.”

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management's review of our assets, at June 30, 2012, our classified assets (consisting of $117.3 million of loans and $16.1 million of REO) totaled $133.4 million and represented 84.8% of our Tier I capital plus allowance for loan losses and 7.8% of our assets, of which $64.2 million was included in nonperforming assets and nonaccruing loans. Nonperforming classified assets represent 51.0% of our Tier 1 capital plus allowance for loan losses and 4.7% of our assets.  The aggregate amounts of our classified assets and special mention loans at the dates indicated (as determined by management), were as follows:

	At June 30,
	2012	2011
	(In thousands)
Classified Assets:
Loss	$29	$8
Doubtful	5,956	371
Substandard – performing	52,855	98,627
– non-performing	58,291	48,107
Total Classified Loans	117,131	147,113
Real Estate Owned	16,130	13,857
Total Classified Assets	133,261	160,970
Special Mention loans	35,067	42,482
Total Classified Assets and Special Mention Loans	$168,328	$203,452

Allowance for Loan Losses.  The allowance for loan losses is a valuation account that reflects our estimation of the losses in our loan portfolio to the extent they are reasonable to estimate.  The allowance is maintained through provisions for loan losses that are charged to earnings in the period they are established.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely.  Recoveries on loans previously charged off are added back to the allowance.

Over the past three-year period as housing markets continued to weaken in many of our market  areas, we have experienced significantly increased delinquencies and non-performing assets, primarily in our construction and development loan portfolios.  While recently improved, home and lot sales activity has still been slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which is reflected in our non-performing asset totals.  Further, property values generally declined during the last three year period, reducing the value of the collateral securing loans.  In addition, other non-housing-related segments of the loan portfolio developed signs of stress and increased levels of non-performing loans as the effects of the weak economy became more evident and the pace of recovery has remained slow.  As a result, for the last three fiscal years our provision for loan losses was still at a higher level than our normal expectations.  The level of delinquencies and non-accruals also has had a material adverse effect on our operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs and valuation adjustments for REO.  Although our future results will depend on the course of recovery from the economic recession, we are actively engaged with our borrowers in resolving problem loans and many of our credit quality indicators have shown improvement in recent quarters.  We believe our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates.

There were $30.6 million and $34.4 million in net loan charge-offs during the fiscal years ended June 30, 2012 and 2011, respectively.  During the year ended June 30, 2012 we charged-off specific reserves totaling $16.7 million related to impaired loans in accordance with regulatory guidance.   In addition, during this period we reclassified $25.7 million of impaired loans from impaired loans still accruing interest to non-accruing loans pursuant to regulatory guidance. Generally, these loans are paying as agreed, except that liquidation of the underlying collateral has been significantly delayed as compared to the schedule contemplated in our initial underwriting.  At June 30, 2012, $28.1 million or 43.8% of total non-accruing loans (including the $25.7 million referred to above) were current on their loan payments.  We evaluated the decline in collateral value for each of these loans and recorded no additional reserves related to these loans during the year ended June 30, 2012.  Primarily as a result of this reclassification, non-accruing loans increased to $64.2 million at June 30, 2012 from $48.5 million at June 30, 2011.

At June 30, 2012, our allowance for loan losses was $35.1 million or 2.9% of our total loan portfolio, and 54.7% of total nonperforming loans.  Management’s estimation of an appropriate allowance for loan losses is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change.  The level of allowance is based on estimates and the ultimate losses may vary from these estimates.  Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions.  Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received.  In the opinion of management, the allowance, when taken as a whole, reflects estimated loan losses in our loan portfolio.

During the year ended June 30, 2012, we revised our calculation for the allowance for loan losses to better reflect the risks within each loan class.  These enhancements included:  (1) dividing the land loan category previously used by HomeTrust Bank into two classes:  retail consumer construction and land/lots loans and commercial construction and development loans; (2) adding new concentration adjustments for Cherryville and Industrial pre-combination loans; and (3) adjusting the qualitative factors on most of the loan classes to better reflect the overall risk in each  class as a result of  changes in the quantitative factors based on net historical charge-offs.  In addition, as noted above we charged-off $16.7 million of specific reserves related to impaired loans in accordance with regulatory guidance which decreased the allowance for loan losses for loans individually evaluated for impairment as of June 30, 2012.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment.  In addition, the OCC as an integral part of its examination process periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate.  The OCC may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on its review of information available at the time of the examination, which would negatively affect our earnings.

The following table summarizes the distribution of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:

Retail consumer loans:
One- to four-family	$14,557	50.36%	$14,108	45.88%	$9,188	39.50%	$5,223	33.32%	$3,058	34.54%
Home equity	3,531	11.61	3,710	11.78	3,251	12.18	2,588	12.43	1,508	10.96
Construction and land/lots	2,955	4.35	5,507	5.12	2,177	6.13	1,513	6.54	1,183	7.62
Consumer	129	0.31	213	0.32	132	0.29	389	0.22	310	0.24
Commercial loans:
Commercial real estate	6,454	19.37	9,427	20.24	10,668	20.95	6,385	22.70	3,774	20.44
Construction and
development	6,253	3.44	15,599	5.97	14,648	9.85	7,394	13.48	2,497	15.04
Commercial and industrial	315	1.18	453	1.45	411	1.56	303	1.98	434	1.94
Municipal leases	906	9.38	1,123	9.24	1,238	9.54	1,201	9.33	859	9.22

Total loans	$35,100	100.00%	$50,140	100.00%	$41,713	100.00%	$24,996	100.00%	$13,623	100.00%

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Years Ended June 30,
	2012		2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of period:	$50,140		$41,713	$24,996	$13,623	$10,372
Provision for loan losses	15,600		42,800	38,600	15,000	3,315
Charge-offs:

Retail consumer loans:
One- to four-family	9,355		3,572	8,450	158	70
Home equity	3,573		743	1,473	406	7
Construction and land/lots	3,690		2,510	3,275	236	-
Consumer	131		10	71	29	5
Total retail consumer loans	16,749		6,835	13,269	829	82

Commercial loans:
Commercial real estate	3,083		6,736	4,978	1,398	-
Construction and development	12,770		21,629	3,574	1,345	-
Commercial and industrial	210		130	299	80	-
Municipal leases	-		-	-	-	-
Total commercial loans	16,063		28,495	8,851	2,823	-
Total charge-offs	32,812		35,330	22,120	3,652	82

Recoveries:
Retail consumer loans:
One-to four-family	120		189	156	-	-
Home equity	59		31	-	-	-
Construction and land/lots	183		1	-	-	-
Consumer	-		-	27	-	2
Total retail consumer loans	362		221	183	-	2

Commercial loans:
Commercial real estate	1,202		581	13	-	-
Construction and development	516		48	-	-	-
Commercial and industrial	92		107	41	25	16
Municipal leases	-		-	-	-	-
Total commercial loans	1,810		736	54	25	16
Total recoveries	2,172		957	237	25	18

Net charge-offs	30,640		34,373	21,883	3,627	64

Balance at end of period	$35,100		$50,140	$41,713	$24,996	$13,623

Net charge-offs during the period to average loans outstanding during the period	2.34	%(1)	2.59%	1.71%	0.29%	0.01%

Net charge-offs during the period to average non-performing assets	38.73	%(1)	54.59%	46.33%	19.12%	1.16%

Allowance as a percentage of non- performing assets	43.71%		80.44%	65.60%	80.95%	193.18%

Allowance as a percentage of total loans (end of period)	2.85%		3.77%	3.23%	2.04%	1.14%
______________
 (1)In accordance with regulatory guidance, we charged-off $16.7 million related to impaired loans for which we previously had recorded valuation allowances.

Investment Activities

Federal savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds.  Subject to various restrictions, federal savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that the institution is otherwise authorized to make directly.  See “How We Are Regulated - HomeTrust Bank” for a discussion of additional restrictions on our investment activities.

Our chief executive officer, president and chief operating officer and chief financial officer have the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the board of directors.  These officers consider various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  At June 30, 2012, our investment portfolio consisted primarily of U.S. government and agency securities as well as mortgage-backed securities all held as available for sale. We currently do not have any investments held to maturity or for trading.

These securities are of high quality, possess minimal credit risk and have an aggregate market value in excess of total amortized cost as of June 30, 2012.  For more information, please see Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” in this report.

We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments and have no present intention to do so.  Further, we do not invest in securities which are not rated investment grade.

As a member of the FHLB of Atlanta, we had $6.3 million in stock of the FHLB of Atlanta at June 30, 2012.  For the years ended June 30, 2012 and 2011, we received $91,000 and $62,000, respectively, in dividends from the FHLB of Atlanta.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  All securities at the dates indicated have been classified as available for sale.  At June 30, 2012, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States government or its agencies or United States government sponsored entities.

	At June 30,
	2012		2011		2010
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available for sale:
U.S. government and federal agency	$6,102	$6,102	$37,494	$37,404	$21,288	$21,555
Mortgage-backed securities	24,958	25,233	21,535	21,612	8,092	8,449
Mutual funds	-	-	-	-	6,173	6,479
Total securities available for sale	31,060	31,335	59,029	59,016	35,553	36,483
Federal Home Loan Bank stock	6,300	6,300	9,630	9,630	10,790	10,790
Total securities	$37,360	$37,635	$68,659	$68,646	$46,343	$47,273

The composition and contractual maturities of the investment securities portfolio as of June 30, 2012, excluding Federal Home Loan Bank stock, are indicated in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	June 30, 2012
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. government and federal agency	$6,000	0.25%	$102	2.45%	$-	-%	$-	-%	$6,102	0.29%	$6,102
Mortgage-backed securities	26	4.83%	376	5.33%	80	5.57%	24,476	1.59%	24,958	1.67%	25,233
Total investment securities	$6,026	0.27%	$478	4.71%	$80	5.57%	$24,476	1.59%	$31,060	1.40%	$31,335

Sources of Funds

General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans and funds provided from operations.

Deposits.  We offer a variety of deposit accounts with a wide range of interest rates and terms to both consumers and businesses.  Our deposits consist of savings, money market and demand accounts and certificates of deposit.  We solicit deposits primarily in our market areas.  At June 30, 2012, 2011 and 2010, we had $34.6 million, $48.8 million, and $28.8 million in brokered deposits, respectively, which included certificates of deposit made under our participation in the Certificate of Deposit Account Registry Service® (“CDARS”).  Through CDARS, we can provide a depositor the ability to place up to $50.0 million on deposit with us while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS network.  In return, these financial institutions place customer funds with us on a reciprocal basis.  As of June 30, 2012, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 57.0% of total deposits.

We primarily rely on competitive pricing policies, marketing, and customer service to attract and retain deposits.  The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.  The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  We have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious.  We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors.  Based on our experience, we believe that our deposits are relatively stable sources of funds.  Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

A large percentage of our deposits are in certificates of deposit.  Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed.  Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue.  However, the need to retain these time deposits could result in an increase in our cost of funds.

The following table sets forth our deposit flows during the periods indicated.

	Years Ended June 30,
	2012	2011	2010

Beginning balance	$1,264,585	$1,289,549	$1,012,926
Deposits acquired from business combination	-	86,460	129,049
Net deposits (withdrawals)	191,199	(126,299)	127,961
Interest credited	10,391	14,875	19,613
Ending balance	$1,466,175	$1,264,585	$1,289,549

Net increase (decrease)	$201,590	$(24,964)	$276,623

Percent increase (decrease)	15.94%	(1.94)%	27.31%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

	At June 30,
	2012			2011		2010
	Amount		Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transactions and Savings Deposits:

Interest-bearing checking	$173,574		11.84%	$155,500	12.30%	$142,823	11.07%
Noninterest-bearing checking	57,109		3.90	48,464	3.83	37,344	2.90
Savings	347,669	(1)	23.71	75,921	6.00	65,219	5.06
Money market	257,865		17.59	247,010	19.54	195,820	15.18

Total non-certificates	$836,217		57.03%	$526,895	41.67%	$441,206	34.21%

Certificates:

0.00–0.99%	$320,476		21.86%	$315,962	24.99%	$6,041	0.47%
1.00–1.99%	205,728		14.03	240,499	19.02	570,076	44.21
2.00–2.99%	75,766		5.17	131,798	10.42	193,974	15.04
3.00–3.99%	13,688		0.93	31,263	2.47	54,359	4.22
4.00–4.99%	13,263		0.90	16,621	1.31	22,235	1.72
5.00 and over	1,037		0.07	1,547	0.12	1,658	0.13

Total certificates	$629,958		42.97%	$737,690	58.33%	$848,343	65.79%

Total deposits	$1,466,175		100.00%	$1,264,585	100.00%	$1,289,549	100.00%

(1)                      Includes $264.2 million of deposits held in escrow pending the close of the Conversion.

The following table shows rate and maturity information for our certificates of deposit at June 30, 2012.

	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	4.00- 4.99%	5.00% or greater	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing
in quarter ending:
September 30, 2012	$187,787	$36,646	$16,180	$1,660	$2,251	$90	$244,614	38.83%
December 31, 2012	52,476	26,420	6,688	318	966	-	86,868	13.79
March 31, 2013	32,704	26,533	4,945	698	698	-	65,578	10.41
June 30, 2013	23,620	18,775	2,384	274	2,845	153	48,051	7.63
September 30, 2013	12,034	15,154	6,809	521	881	693	36,092	5.73
December 31, 2013	7,694	13,533	598	785	1,195	101	23,906	3.79
March 31, 2014	2,006	9,581	527	1,405	-	-	13,519	2.15
June 30, 2014	2,111	9,700	1,495	299	-	-	13,605	2.16
September 30, 2014	-	8,342	2,461	41	12	-	10,856	1.72
December 31, 2014	44	7,566	2,938	86	-	-	10,634	1.69
March 31, 2015	-	5,014	2,555	-	-	-	7,569	1.20
June 30, 2015	-	3,181	4,036	-	-	-	7,217	1.15
Thereafter	-	25,283	24,150	7,601	4,415	-	61,449	9.75

Total	$320,476	$205,728	$75,766	$13,688	$13,263	$1,037	$629,958	100.00%

Percent of total	50.87%	32.66%	12.03%	2.17%	2.11%	0.16%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of June 30, 2012.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$119,671	$42,040	$34,482	$88,158	$284,351
Certificates of deposit of $100,000 or more	111,944	40,040	62,430	87,832	302,246
Public funds(1)	12,999	4,788	16,717	8,857	43,361
Total certificates of deposit	$244,614	$86,868	$113,629	$184,847	$629,958
_______________________________
(1) Deposits from government and other public entities.

Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings to manage interest rate risk or as a cost-effective source of funds when they can be invested at a positive interest rate spread for additional capacity to fund loan demand according to our asset/liability management goals.  Our borrowings consist primarily of advances from the FHLB of Atlanta and retail repurchase agreements.

We may obtain advances from the FHLB of Atlanta upon the security of certain of our mortgage loans and mortgage-backed and other securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing.  As of June 30, 2012, we had $15.1 million in FHLB advances outstanding and the ability to borrow an additional $294.5 million. In addition to FHLB advances, at June 30, 2012 we had a $180.0 million line of credit with the Federal Reserve Bank of Richmond, subject to qualifying collateral, and a $5.0 million line of credit with another unaffiliated bank. See Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information about FHLB advances, and other borrowings.

The following tables set forth information regarding our borrowing at the end of and during the periods indicated.  The tables include both long- and short-term borrowings.

	Years ended June 30,
	2012	2011	2010
	(Dollars in thousands)
Maximum balance:
Federal Home Loan Bank advances	$111,082	$149,085	$115,094
Securities sold under agreements to repurchase	8,190	9,702	9,723
Federal Reserve Bank	5,000	5,000	135,000

Average balances:
Federal Home Loan Bank advances	$85,521	$122,794	$115,451
Securities sold under agreements to repurchase	6,772	5,938	6,856
Federal Reserve Bank	13	13	48,006

Weighted average interest rate:
Federal Home Loan Bank advances	1.77%	4.64%	5.02%
Securities sold under agreements to repurchase	0.35	0.61	1.08
Federal Reserve Bank	0.75	0.75	0.27

	At June 30,
	2012	2011	2010
	(Dollars in thousands)

Balance outstanding at end of period:
Federal Home Loan Bank advances	$15,080	$139,085	$115,090
Securities sold under agreements to repurchase	7,185	6,193	7,109
Federal Reserve Bank	-	-	-

Weighted average interest rate of:
Federal Home Loan Bank advances	4.94%	1.13%	5.04%
Securities sold under agreements to repurchase	0.24	0.43	0.98
Federal Reserve Bank	-	-	-

Subsidiary and Other Activities

As a federally chartered savings bank, we are permitted by OCC regulations to invest up to 2% of our assets, or $34.4 million at June 30, 2012, in the stock of, or unsecured loans to, service corporation subsidiaries.  We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.  HomeTrust Bank has one operating subsidiary, Western North Carolina Service Corporation (“WNCSC”), whose primary purpose is to own several office buildings in Asheville, North Carolina which are leased to HomeTrust Bank and other tenants. Our capital investment in WNCSC as of June 30, 2012 was $898,000.

Employees

At June 30, 2012, we had a total of 293 full-time employees and 21 part-time employees. Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.  Management also considers our employees to be a great team of highly engaged, competent and caring people who effectively deliver our brand promise to customers every day that "It's Just Better Here."  Their performance creates word-of-mouth referrals that result in the growth of new customers and expanded customer relationships.

Internet Website

We maintain a website with the address www.hometrustbanking.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

HOW WE ARE REGULATED

General.  As a savings and loan holding company, HomeTrust Bancshares is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve.  HomeTrust Bancshares is also subject to the rules and regulations of the SEC under the federal securities laws.

As a federal savings association, HomeTrust is subject to examination and regulation primarily by the Office of the Comptroller of the Currency and also by the Federal Deposit Insurance Corporation.  The federal system of regulation and supervision establishes a comprehensive framework of activities in which HomeTrust may engage and is intended primarily for the protection of depositors and the FDIC’s deposit insurance fund.  HomeTrust is periodically examined by the OCC to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  HomeTrust also is regulated to a lesser extent by the Federal Reserve, which governs the reserves to be maintained against deposits and other matters.  In addition, HomeTrust is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System.  HomeTrust’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of HomeTrust’s loan documents. In addition, the branching authority of HomeTrust Bank is regulated by the OCC.  HomeTrust Bank is generally authorized to branch nationwide.

The following is a brief description of certain laws and regulations applicable to HomeTrust Bancshares and HomeTrust Bank.  Descriptions of laws and regulations here and elsewhere in this report do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations.  Legislation is introduced from time to time in the United States Congress that may affect the operations of HomeTrust Bancshares and HomeTrust Bank.  In addition, the regulations governing us may be amended from time to time.  Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.

Recently Enacted Regulatory Reform. On July 21, 2010, the President signed into law the Dodd-Frank Act.  The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions.  In addition, the new law changed the jurisdictions of the federal bank regulatory agencies and in particular transferred the regulation of federal savings associations from the OTS to the OCC effective July 21, 2011.  At the same time, responsibility for regulation of savings and loan holding companies was transferred to the Federal Reserve.  The new law also established a Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve.  The following discussion summarizes significant aspects of the new law that may affect HomeTrust Bank and HomeTrust Bancshares.  Regulations implementing many of these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the Dodd-Frank Act are related to the operations of HomeTrust Bank:

•
The OTS was merged into the OCC and the authority of the FDIC and Federal Reserve restructured. The federal thrift charter is preserved with the Federal Reserve given authority over savings and loan holding companies.  The regulations of the OTS remain in effect except as modified by the OCC or the Federal Reserve.  There have been no substantial modifications to these regulations to date.

•
The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws.  Smaller financial institutions, like HomeTrust Bank, will be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws.

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•
Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.  The federal banking agencies must promulgate new rules on regulatory capital, for both depository institutions and their holding companies, to include leverage capital and risk-based capital measures at least as stringent as those now applicable to HomeTrust Bank under the prompt corrective action regulations.

•	The prohibition on payment of interest on demand deposits was repealed.

•
State consumer financial protection law will be preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law.  The OCC must make a preemption determination with respect to a state consumer financial protection law on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts applies through December 31, 2012.

•	The deposit insurance assessment base for FDIC insurance is the depository institution's total average assets minus the sum of its average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

•	The SEC is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•
Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a "say on pay" vote every one, two or three years.

•
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain "significant" matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•
Stock exchanges, not including the OTC Bulletin Board, are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•
Item 402 of Regulation S-K is amended to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees.

Regulation of HomeTrust Bank

HomeTrust Bank.  HomeTrust Bank, as a federally chartered savings bank, is subject to regulation and oversight by the OCC extending to all aspects of its operations.  HomeTrust Bank is required to maintain minimum levels of regulatory capital and will be subject to some limitations on the payment of dividends to HomeTrust

Bancshares See "- Capital Requirements for HomeTrust Bank" and "-Limitations on Dividends and Other Capital Distributions." HomeTrust Bank also is subject to regulation and examination by the FDIC, which insures the deposits of HomeTrust Bank to the maximum extent permitted by law.

Office of the Comptroller of the Currency.  The investment and lending authority of HomeTrust Bank is prescribed by federal laws and regulations and HomeTrust Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

As a federally chartered savings bank, HomeTrust Bank is required to meet a qualified thrift lender test.  This test requires HomeTrust Bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, HomeTrust Bank may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code.  Under either test, HomeTrust Bank is required to maintain a significant portion of its assets in residential-housing-related loans and investments.  Any institution that fails to meet the qualified thrift lender (“QTL”) test must become subject to certain restrictions on its operations and limit its dividends to amounts approved by the OCC and the Federal Reserve that are necessary to meet obligations of a company that controls the institution and would be permissible for a national bank, unless within one year it meets the test, and thereafter remains a qualified thrift lender.  An institution that fails the test a second time must be subjected to the restrictions and is subject to enforcement action.  Any holding company of an institution that fails the test and does not re-qualify within a year must become a bank holding company.  If such an institution has not converted to a bank within three years after it failed the test, it must divest all investments and cease all activities not permissible for both a national bank and a savings association.  As of June 30, 2012, HomeTrust Bank met the QTL test.

HomeTrust Bank is subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, a 20% limit on commercial loans, a 10% limit on certain leases, and a 400% of total capital limit on non-residential real property loans.  At June 30, 2012, HomeTrust Bank had 0.2% of its assets in consumer loans, commercial paper and corporate debt securities, 0.8% of its assets in commercial loans, 6.9% of its assets in leases subject to the 10% limit, and 182.6% of its total capital in non-residential real property loans.

HomeTrust Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain common interests.  That limit is equal to 15% of our unimpaired capital and surplus, except that for loans fully secured by readily marketable collateral, the limit is increased to 25%.  At June 30, 2012, HomeTrust Bank's lending limit under this restriction was $23.7 million.  We have no lending relationships in excess of our lending limit.

We are subject to periodic examinations by the OCC. During these examinations, the examiners may require HomeTrust Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings.  As a federally chartered savings bank, HomeTrust Bank is subject to a semi-annual assessment, based upon its total assets, to fund the operations of the OCC.

The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution that fails to comply with these standards must submit a compliance plan.

The OCC has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings association.  If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

Insurance of Accounts and Regulation by the FDIC.  The Deposit Insurance Fund (“DIF”) of the FDIC insures deposit accounts in HomeTrust Bank up to $250,000 per separately insured depositor.  Non-interest bearing transaction accounts have unlimited coverage until December 31, 2012.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits, subject to certain adjustments.  Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.

As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter due on December 30, 2009).  We prepaid $6.3 million in FDIC assessments during the fourth quarter of 2009, which will be expensed over a three year period.  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments were measured at the institution's assessment rate as of September 30, 2009, with uniform increases of 3 basis points effective January 1, 2011, and were based on the institution's assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system.

The Dodd-Frank Act requires FDIC’s deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules for this purpose, under which the assessment base for a bank is average total assets minus Tier 1 capital, effective in the second quarter of 2011.  For banks with assets of less than $18 billion, assessments are as follows.  For Risk Category I, initial base assessment rates are 5-9 basis points, and after adjustments for unsecured debt issued by an institution, total base assessment rates would be 2.5 to 9 basis points, subject to increases for institutions that hold unsecured debt of other FDIC-insured institutions.  For Risk Categories II – IV, initial base assessment rates are 14 to 35 basis points, subject to adjustments for unsecured debt issued by an institution and brokered deposits, such that total base assessment rates are 9 to 45 basis points, subject to increases for institutions that hold unsecured debt of other FDIC-insured institutions.

Transactions with Related Parties.  Transactions between HomeTrust Bank and its affiliates are required to be on terms as favorable to HomeTrust Bank as transactions with non-affiliates.  Certain of these transactions, such as loans to an affiliate, are restricted to a percentage of HomeTrust Bank's capital, and loans to affiliates require eligible collateral in specified amounts. In addition, HomeTrust Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. HomeTrust Bancshares is an affiliate of HomeTrust Bank.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) generally prohibits loans by HomeTrust Bancshares to its executive officers and directors.  However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, HomeTrust Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such person’s control, is limited.  The laws limit both the individual and aggregate amount of loans that HomeTrust Bank may make to insiders based, in part, on HomeTrust Bank’s capital level and requires that certain board approval procedures be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Loans to executive officers are subject to additional limitations based on the type of loan involved.

Capital Requirements for HomeTrust Bank.  HomeTrust Bank is required to maintain specified levels of regulatory capital under regulations of the OCC.  OCC regulations state that to be "adequately capitalized," an institution must have a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be "well capitalized," an institution must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.  At June 30, 2012, HomeTrust Bank was considered a "well-capitalized" institution under OCC regulations.

The term "leverage ratio" means the ratio of Tier 1 capital to adjusted total assets.  The term "Tier 1 risk-based capital ratio" means the ratio of Tier 1 capital to risk-weighted assets.  The term "total risk-based capital ratio" means the ratio of total capital to risk-weighted assets.

The term "Tier 1 capital" generally consists of common shareholders' equity and retained earnings and certain noncumulative perpetual preferred stock and related earnings, excluding most intangible assets.  At June 30, 2012, HomeTrust Bank had $205,000 of intangible assets, $898,000 of other assets, and $48.9 million of deferred tax assets excluded from Tier 1 capital.

"Total capital" consists of the sum of an institution's Tier 1 capital and the amount of its Tier 2 capital up to the amount of its Tier 1 capital.  Tier 2 capital consists generally of certain cumulative and other perpetual preferred stock, certain subordinated debt and other maturing capital instruments, the amount of the institution's allowance for loan and lease losses up to 1.25% of risk-weighted assets and certain unrealized gains on equity securities.

Risk-weighted assets are determined under the OCC capital regulations, which assign to every asset, including certain off-balance sheet items, a risk weight ranging from 0% to 200% based on the inherent risk of the asset.  The OCC is authorized to require HomeTrust Bank to maintain an additional amount of total capital to account for concentrations of credit risk, levels of interest rate risk, equity investments in non-financial companies and the risks of non-traditional activities or other supervisory concerns. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.

The OCC is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet the minimum ratios for an "adequately capitalized institution."  Any such institution must submit a capital restoration plan and, until such plan is approved by the OCC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OCC is authorized to impose the additional restrictions on institutions that are less than adequately capitalized.

OCC regulations state that any institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered "significantly undercapitalized" and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution.  An institution with tangible equity to total assets of less than 2.0% is "critically undercapitalized" and becomes subject to further mandatory restrictions on its operations.  The OCC generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the OCC of any of these measures on HomeTrust Bank may have a substantial adverse effect on its operations and profitability. In general, the FDIC must be appointed receiver for a critically undercapitalized institution whose capital is not restored within the time provided.  When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution.

New Proposed Capital Rules. In  June  2012, the Federal Reserve, the OCC and the FDIC issued proposed rules that would substantially amend the regulatory risk-based capital requirements  applicable to HomeTrust Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision.  The proposed rules are subject to a public comment period prior to adoption of final rules.

The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to HomeTrust Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conservation buffer” of 2.5% above each of the new regulatory minimum capital ratios resulting in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement other revisions to the current capital rules such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including HomeTrust, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. The proposed rule utilizes an increased number of credit risk and other exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; and (iv) revised capital treatment for derivatives and repo-style transactions.

In particular, the proposed rules would expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures. Higher risk weights would apply to a variety of exposure categories. Specifics include, among others:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•
For residential mortgage exposures, the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk weight of between 35% and 200% depending upon the mortgage’s loan-to-value ratio and whether the mortgage is a “category 1” or “category 2” residential mortgage exposure (based on eight criteria that include, among others, the term, seniority of the lien, use of negative amortization, balloon payments and certain rate increases).

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•	Providing for a 100% risk weight for claims on securities firms.

•	Eliminating the current 50% cap on the risk weight for OTC derivatives.

    We cannot predict when or in what form new capital regulations will be finally adopted.

    Community Reinvestment and Consumer Protection Laws.  In connection with its lending and other activities, HomeTrust Bank is subject to a number of federal laws designed to protect customers and promote lending to various sectors of the economy and population.  These include the Equal Credit Opportunity Act, the

Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act ("CRA").  In addition, federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties.  The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank's record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods.  Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance."  HomeTrust Bank received an "outstanding" rating in its most recent CRA evaluation.

Bank Secrecy Act / Anti-Money Laundering Laws.  HomeTrust Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001.  These laws and regulations require HomeTrust Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers.  Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

Limitations on Dividends and Other Capital Distributions.  OCC regulations impose various restrictions on the ability of savings institutions, including HomeTrust Bank, to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  HomeTrust Bank must file a notice with the OCC and the Federal Reserve before making any capital distribution.  HomeTrust Bank generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution.  If HomeTrust Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC’s approval prior to making such distribution.  The OCC may object to any distribution based on safety and soundness concerns.  Additional restrictions on HomeTrust Bank dividends may apply if the bank fails the QTL test.

Dividends from HomeTrust Bancshares may depend, in part, upon its receipt of dividends from HomeTrust Bank. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

Federal Home Loan Bank System.  HomeTrust is a member of the Federal Home Loan Bank of Atlanta, one of the 12 regional Federal Home Loan Banks in the Federal Home Loan Bank System.  The Federal Home Loan Bank System provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta, HomeTrust is required to hold shares of capital stock in the Federal Home Loan Bank.

Holding Company Regulation

HomeTrust Bancshares.  HomeTrust Bancshares is a savings and loan holding company, subject to regulation, supervision and examination by the Federal Reserve.  The Federal Reserve has enforcement authority with respect to HomeTrust Bancshares similar to that of the OCC.  Applicable federal law and regulations limit the activities of HomeTrust Bancshares and require the approval of the Federal Reserve for any acquisition of a subsidiary, including another financial institution or holding company thereof, or a merger or acquisition of HomeTrust Bancshares.  Under the Dodd-Frank Act, the federal banking regulators require any company that controls an FDIC-insured depository institution such as HomeTrust to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress.  These and other Federal Reserve policies may restrict HomeTrust Bancshares’ ability to pay dividends.

Permissible Activities.  As a savings and loan company, the business activities of HomeTrust Bancshares are generally limited to those activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act and certain additional activities authorized by the Federal Reserve regulations.

Federal law prohibits a savings and loan holding company, including HomeTrust Bancshares, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not deemed to be financial in nature or permissible for a multiple savings and loan holding company, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire depository institutions, the Federal Reserve must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except for supervisory acquisitions or acquisitions permitted by applicable state laws.

Capital Requirements for HomeTrust Bancshares.  The proposed new capital regulations provide that HomeTrust Bancshares as a savings and loan holding company will be subject to the same leverage and risk-based capital requirements as will apply to a bank holding company when the new capital regulations are adopted in final form.  For a description of the proposed new capital regulations, see “Regulation of HomeTrust Bank – New Proposed Capital Rules.”

Federal Securities Law.  The stock of HomeTrust Bancshares is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  HomeTrust Bancshares is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

The SEC has adopted regulations and policies under the Sarbanes-Oxley Act that apply to HomeTrust Bancshares as a registered company under the Exchange Act.  The stated goals of these Sarbanes-Oxley requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The SEC and Sarbanes-Oxley-related regulations and policies include very specific additional disclosure requirements and new corporate governance rules.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) comply with any requirement that may be adopted by the Public Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Federal Taxation

General.  HomeTrust Bancshares and HomeTrust Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to HomeTrust Bancshares and HomeTrust.

Method of Accounting.  For federal income tax purposes, HomeTrust Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on June 30th for filing its federal income tax return.  The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of the regular tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At June 30, 2012, HomeTrust had alternative minimum tax credit carryforwards of approximately $3.4 million.

Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  In 2009, Internal Revenue Code Section 172 (b) (1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years.  At June 30, 2012, we had $43.7 million of net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  HomeTrust Bancshares will elect to file a consolidated return with HomeTrust Bank.  As a result, any dividends HomeTrust Bancshares receives from HomeTrust Bank will not be included as income to HomeTrust Bancshares.  The corporate dividends-received deduction is 100%, or 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend.

An audit of our federal tax returns for the tax years ending June 30, 2010 and 2009 was completed recently, resulting in a total adjustment of $94,000, which was paid in October 2011.

State Taxation

North Carolina.  North Carolina imposes corporate income and franchise taxes. North Carolina’s corporate income tax is 6.9% of the portion of a corporation’s net income allocable to the state.  If a corporation in North Carolina does business in North Carolina and in one or more other states, North Carolina taxes a fraction of the corporation’s income based on the amount of sales, payroll and property it maintains within North Carolina.  North Carolina franchise tax is levied on business corporations at the rate of $1.50 per $1,000 of the largest of the following three alternate bases: (i) the amount of the corporation’s capital stock, surplus and undivided profits apportionable to the state; (ii) 55% of the appraised value of the corporation’s property in the state subject to local taxation; or (iii) the book value of the corporation’s real and tangible personal property in the state less any outstanding debt that was created to acquire or improve real property in the state.

Any cash dividends, in excess of a certain exempt amount, that would be paid with respect to HomeTrust Bancshares common stock to a shareholder (including a partnership and certain other entities) who is a resident of North Carolina will be subject to the North Carolina income tax.  Any distribution by a corporation from earnings according to percentage ownership is considered a dividend, and the definition of a dividend for North Carolina income tax purposes may not be the same as the definition of a dividend for federal income tax purposes.  A corporate distribution may be treated as a dividend for North Carolina income tax purposes if it is paid from funds that exceed the corporation’s earned surplus and profits under certain circumstances.

EXECUTIVE OFFICERS

The following individuals are executive officers of HomeTrust Bancshares and HomeTrust Bank and hold the offices set forth below opposite their names.

Name	Age(1)	Position
F. Edward Broadwell, Jr.	73	Chairman and Chief Executive Officer
Dana L. Stonestreet	58	President and Chief Operating Officer
Tony J. VunCannon	47	Senior Vice President, Chief Financial Officer and Treasurer
Howard L. Sellinger	58	Senior Vice President and Chief Information Officer
Charles I. Abbitt, Jr.	60	Senior Vice President and Chief Risk Officer
C. Hunter Westbrook	49	Senior Vice President and Chief Banking Officer
Teresa White	54	Senior Vice President, Chief Administration Officer and Corporate Secretary
_________________________
(1)	As of June 30, 2012.

Biographical Information. Set forth below is certain information regarding the executive officers of HomeTrust Bancshares and HomeTrust Bank.  There are no family relationships among or between the executive officers.

F. Edward Broadwell, Jr.  Mr. Broadwell has served as Chief Executive Officer and as a director of HomeTrust Bank since 1965, and has served as Chairman of the Board since 2002.  Mr. Broadwell also served as President of HomeTrust Bank from 1965 to 2008.  During the span of his 47 years with HomeTrust Bank, Mr. Broadwell has overseen an increase in the number of employees from six to over 300, an increase in the number of banking offices from one to 20 and an increase in asset size from $10 million to over $1.7 billion.  Throughout his career, Mr. Broadwell has served on the boards of numerous industry associations including America’s Community Banks, the American Bankers Association, Chairman of the NC Bankers Association, and other financial services companies, including the Federal Home Loan Bank of Atlanta from 1987 to 1991 and Republic Mortgage Insurance Corporation and its affiliate, RMIC Corporation, from 1972 to 2008.  Mr. Broadwell also served on the Federal Reserve Board’s Thrift Institutions Advisory Council from 2008 to 2010, and served as its President in 2010.  He currently serves on the Federal Reserve Bank of Richmond’s Community Depository Institution Advisory Council.  In addition, Mr. Broadwell has served on the boards of numerous community organizations and has held several board positions with the University of North Carolina system, including its Board of Governors from 1995 to 2007 and the UNC-Chapel Hill Board of Visitors from 1992 to 1996 and currently serves on the Board of Trustees of Western Carolina University.

Dana L. Stonestreet.  Since 2008, Mr. Stonestreet has served as President and Chief Operating Officer and as a director of HomeTrust Bank.  Mr. Stonestreet joined HomeTrust Bank in 1989 as its Chief Financial Officer and was promoted to Chief Operating Officer in 2003.  Mr. Stonestreet began his career with Hurdman & Cranston (an accounting firm that was later merged into KPMG) as a certified public accountant.  Mr. Stonestreet also serves as a director and vice chair for the Asheville Area Chamber of Commerce, a director of United Way and a director of the HUB Community Economic Development Alliance Board. In addition, Mr. Stonestreet has served as a director for RiverLink, the North Carolina Bankers Association and other community organizations.

Tony J. VunCannon.  Mr. VunCannon is a certified public accountant and has served as Senior Vice President, Chief Financial Officer, and Treasurer of HomeTrust Bank since July 2006. From March 1997 to June 2006, Mr. VunCannon served as Vice President and Treasurer of HomeTrust Bank and from April 1992 to February 1997, Mr. VunCannon served as Controller of HomeTrust Bank.  Previously, Mr. VunCannon was employed by KPMG in Charlotte, North Carolina.

Howard L. Sellinger.  Mr. Sellinger has served as Senior Vice President and Chief Information Officer of HomeTrust Bank since July 2006.  Mr. Sellinger joined HomeTrust Bank in 1975 as a management trainee.  In 1988, he was named Operations Manager and was promoted to Vice President and Chief Information Officer in 1997.

Charles I. Abbitt, Jr.  Mr. Abbitt became Senior Vice President and Chief Risk Officer of HomeTrust Bank in December 2011, after having served as Senior Vice President and Chief Credit Officer of HomeTrust Bank since 2008. In his new role as Chief Risk Officer, Mr. Abbitt will be responsible for enterprise risk management, including credit risk.  Prior to joining HomeTrust Bank, Mr. Abbitt served as Senior Vice President and Chief Credit Officer with the Federal Home Loan Bank of Atlanta from 2003 to 2007.  From 2002 to 2003, Mr. Abbitt served as a Senior Vice President and Senior Real Estate Credit Officer for Regions Financial Corp., Birmingham, Alabama.  From 1997 to 2002, Mr. Abbitt served as Senior Vice President and Senior Real Estate Credit Officer for First Union Corporation, Charlotte, North Carolina.

C. Hunter Westbrook.  Mr. Westbrook joined HomeTrust Bank in June 2012 as Senior Vice President and Chief Banking Officer.  He began his career in banking with TCF Bank in Minneapolis and later joined TCF National Bank Illinois as Senior Vice President of Finance.  In 2004 he was promoted to Executive Vice President of Retail Banking for Illinois, Wisconsin and Indiana markets that included 250 branches and $4 billion in deposits.  He also served as President and Chief Executive Officer of First Community Bancshares in Texas, from 2006 to 2008, where he was responsible for repositioning the bank’s retail operating model and implemented the bank’s retail and corporate lending product offerings.  In his most recent role, Mr. Westbrook served as President and Chief Executive Officer of Second Federal Savings and Loan Association of Chicago, from 2010 to 2012, where he significantly grew core operating revenue, net checking account balances, and repositioned the bank’s entire product line.

Teresa White.  Ms. White joined HomeTrust Bank in May 2011 as Senior Vice President and Chief Administration Officer.  Ms. White was also appointed as Corporate Secretary of HomeTrust Bank in December 2011.  Prior to joining HomeTrust Bank, since 2006, Ms. White served as Senior Vice President, Chief of Human Resources and Training Officer for Capital Bank, Raleigh, North Carolina, a publicly held community bank with approximately $1.7 billion in assets.  From 2005 to 2006, Ms. White served as Director, Corporate Human Resources, for Nash Finch Company, Edina, Minnesota, a leading food retail and distribution company.  From 2002 to 2005, Ms. White served as Director of Human Resources for ConAgra Foods Snack Foods Group, Edina, Minnesota, a division of ConAgra Foods.

Item 1A.  Risk Factors

An investment in our common stock is subject to risks inherent in our business.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.  The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Risks Related to Our Business

Changes in economic conditions, particularly a further economic slowdown in the Western and Piedmont regions of North Carolina, could hurt our business.

Our business is directly affected by market conditions, trends in industries located in our market areas and financial, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2008, the housing and real estate sectors experienced an economic slowdown that has continued.  Further deterioration in economic conditions, particularly within our primary market areas within Western North Carolina and the Piedmont region, could result in the following consequences, among others, any of which could materially hurt our business:

•	loan delinquencies may increase;
•	problem assets and foreclosures may increase;
•	demand for our products and services may decline;
•	collateral for our loans may decline in value, in turn reducing a customer’s borrowing power and reducing the value of collateral securing our loans; and
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Deterioration in the housing real estate market has resulted in and may continue to result in increased loan-to-value ratios on a significant portion of our one- to four-family loans and home equity lines of credit, which exposes us to greater risk of loss.

Economic deterioration throughout 2008 and weakness in the economy since then has been accompanied by continued stress in the housing markets, including declines in home prices. These declines in the housing market, with falling home prices and increasing foreclosures, compounded with weakness in the economy, have resulted in significant increases in our non-performing assets, provision for loan losses and net charge-offs. See “--Our provision for loan losses and net loan charge-offs have increased significantly in recent years and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.” According to the Department of Labor, the average unemployment rate in the Asheville metropolitan area in 2011 was 8.1%, a decrease from 8.6% and 8.8% in 2010 and 2009, respectively, and an increase from 4.9% for 2008. There have been indications over the past year that the U.S. job market, including the job market in our market areas, is improving.  Based on information from the North Carolina Association of Realtors, the average home price in the Asheville metropolitan area in 2011 was $216,000, an 8% decrease from 2010 and a 22% decrease from 2008.  The average home price in the Triad metropolitan area (which includes Davidson and Rockingham counties) in 2011 was $146,000, a 5% decrease from 2010 and a 15% decrease from 2008.  While there were continued indications throughout the past year that the U.S. economy is stabilizing and may be improving, if housing market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the loss severities of loans in default, and the net realizable value of real estate owned.

Many of our one- to four-family loans and home equity lines of credit are secured by liens on mortgage properties in which the borrowers have little or no equity because of these declines in home values in our market areas.  Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses.  In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale.  Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.  For these reasons, we may experience higher rates of delinquencies, defaults and losses.

Our non-owner-occupied real estate loans may expose us to increased credit risk.

At June 30, 2012, $101.2 million, or 16.3% of our one-to four-family loans and 8.2% of our total loan portfolio, consisted of loans secured by non-owner-occupied residential properties. Loans secured by non-owner-occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied residential loan borrowers have more than one loan outstanding with HomeTrust Bank which may expose us to a greater risk of loss compared to an adverse development with respect to an owner-occupied residential mortgage loan.

Our construction and development loans and construction and land/lot loans have a higher risk of loss than residential or commercial real estate loans.

At June 30, 2012, construction and land/lot loans in our retail consumer loan portfolio was $53.6 million or 4.4% of our total loan portfolio.  At that date, construction and development loans in our commercial loan portfolio totaled $42.4 million or 3.4% of our total loan portfolio.  Construction and development lending includes the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are for homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction as well as lot loans made to individuals for the future construction of a residence also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to independently repay principal and interest.  While our origination of construction and development loans has decreased significantly in the last three years, we continue to have significant levels of construction and development loan balances.  Most of our construction loans are for the construction of single family residences.  Reflecting the current slowdown in the residential market, the secondary market for construction and development loans is depressed, so we have less opportunity to mitigate our credit risk by selling part or all of our interest in these loans.  If we foreclose on a construction and development loan, our holding period for the collateral typically may be longer than we have historically experienced because there are fewer potential purchasers of the collateral.  The decline in the number of potential purchasers has contributed to the decline in the value of these loans.  Accordingly, charge-offs on construction and development loans have recently been and may continue to be larger than those incurred by other segments of our loan portfolio.  At June 30, 2012, $5.8 million of our construction and development loans were for speculative construction loans. Also at June 30, 2012, $3.4 million or 6.4%, and $12.6 million, or 29.7%, of our total construction and land/lot loans and construction and development loans, respectively, were non-performing.

Our commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

At June 30, 2012, commercial real estate loans were $238.6 million, or 19.4% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans.  Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial real estate loans may expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

Repayment of our municipal leases is dependent on the fire department receiving tax revenues from the county/municipality.

At June 30, 2012, municipal leases were $115.5 million or 9.4% of our total loan portfolio.  We offer ground and equipment lease financing to fire departments located throughout North Carolina and, to a lesser extent, South Carolina.  Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department.  Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department.  However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for that purpose on a yearly basis.  In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult.  At June 30, 2012, $4.0 million of our municipal leases contained a non-appropriation clause.

Our provision for loan losses and net loan charge-offs have increased significantly in recent years and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the year ended June 30, 2012, we recorded a provision for loan losses of $15.6 million, as compared to $42.8 million and $38.6 million for the years ended June 30, 2011 and 2010, respectively.  We also recorded net loan charge-offs of $30.6 million for the year ended June 30, 2012 compared to net loan charge-offs of $34.4 million and $21.9 million, for the years ended June 30, 2011 and 2010 respectively.  We are still experiencing elevated levels of loan delinquencies and credit losses.  Slower sales, excess inventory and declining prices in the housing market have been the primary causes of the increase in delinquencies and foreclosures in our loan portfolio, particularly for construction and development loans which, including related real estate owned and other foreclosed assets (“REO”), represented $17.4 million or 21.6% of our non-performing assets at June 30, 2012.  At June 30, 2012, our total non-performing assets had increased to $80.3 million compared to $62.3 million at June 30, 2011, primarily as a result of our reclassifying $25.7 million of impaired loans still accruing interest to non-accruing loans during the year ended June 30, 2012, pursuant to regulatory guidance.  If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience further delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms, or that any underlying collateral will not be sufficient to assure repayment.  This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;
•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the duration of the loan;
•	the character and creditworthiness of a particular borrower; and
•	changes in economic and industry conditions.

We maintain an allowance for loan losses, which we believe is an appropriate reserve to provide for probable losses in our loan portfolio.  The allowance is funded by provisions for loan losses charged to expense.  The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience, certain macroeconomic factors, and management’s expectations of future events;
•	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral; and
•	an unallocated reserve to provide for other credit losses inherent in our portfolio that may not have been contemplated in the other loss factors.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses we will need additional provisions to replenish the allowance for loan losses.  Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

If our nonperforming assets increase, our earnings will be adversely affected.

At June 30, 2012, June 30, 2011 and June 30, 2010, our nonperforming assets (which consist of non-accruing loans and REO) were $80.3 million, $62.3 million and $63.6 million, respectively, or 4.7%, 3.8% and 3.9% of total assets, respectively.  Our nonperforming assets adversely affect our net income in various ways:

•	we record interest income only on a cash basis for nonaccrual loans and any nonperforming investment securities; and do not record interest income for REO;
•	we must provide for probable loan losses through a current period charge to the provision for loan losses;
•
non-interest expense increases when we write down the value of properties in our REO portfolio to reflect changing market values or recognize other-than-temporary impairment (“OTTI”) on nonperforming investment securities;

•	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our REO; and
•	the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.  We have also classified $20.6 million in loans as performing troubled debt restructurings at June 30, 2012.

If our REO is not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as REO and at certain other times during the asset’s holding period.  Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value).  A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If our valuation process is incorrect, or if property values decline, the fair value of our REO may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs.  Significant charge-offs to our REO could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our REO and may require us to recognize further charge-offs.  Any increase in our charge-offs may have a material adverse effect on our financial condition and results of operations.

Impairment of our investment securities or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the decline in market value was affected by macroeconomic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery.  There can be no assurance that future declines in market value of our investment securities will not result in OTTI of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized.  Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period.  At June 30, 2012, our net deferred tax asset was $48.9 million, all of which was disallowed for regulatory capital purposes.  Based on the levels of taxable income in prior years, our current year profitability, and management’s expectation of profitability in future years, management has determined that no additional valuation allowance was required at June 30, 2012.  If we are required in the future to take an additional valuation allowance with respect to our deferred tax asset, our financial condition and results of operations would be negatively affected.

Decreased volumes and lower gains on sales of mortgage loans sold could adversely impact our non-interest income.

We originate and sell one- to four-family mortgage loans. Our mortgage banking income is a significant portion of our non-interest income.  We generate gains on the sale of one- to four-family mortgage loans pursuant to programs currently offered by investors other than governmental sponsored entities such as Fannie Mae or Freddie Mac.  These investors account for a substantial portion of the secondary market in residential mortgage loans.  Any future changes in their programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such investors could, in turn, materially adversely affect our results of operations.  Further, in a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors.  This would result in a decrease in mortgage banking revenues and a corresponding decrease in non-interest income.

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term certificates of deposit and other deposits yielding no or a relatively low rate of interest. At June 30, 2012, we had $445.1 million in certificates of deposit that mature within one year and $662.6 million in non-interest bearing checking, savings and money market accounts.  We would incur a higher cost of funds to retain these deposits in a rising interest rate environment.

Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.  Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.  We regularly review interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and our present value equity (“PVE”), which is defined as the net present value of our existing assets and liabilities.  At June 30, 2012 our interest rate simulation model indicated that PVE would decline by $29.0 million, $53.3 million and $73.4 million, or 12%, 22% and 30% if there were instantaneous increases in interest rates of 100 basis points, 200 basis points and 300 basis points, respectively.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, the sale of loans or other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the North Carolina markets in which our loans are concentrated or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.  Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. In addition, the need to replace funds in the event of large-scale withdrawals of brokered deposits could require us to pay significantly higher interest rates on retail deposits or other wholesale funding sources, which would have an adverse impact on our net interest income and net income. A decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could adversely affect us.

We are pursuing a strategy of supplementing organic growth by acquiring other financial institutions or their businesses that we believe will help us fulfill our strategic objectives and enhance our earnings.  There are risks associated with this strategy, however, including the following:

•
We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets and liabilities we acquire.  If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;

•	Prices at which future acquisitions can be made may not be acceptable to us;
•
Our growth initiatives may require us to recruit experienced personnel to assist in such initiatives. The failure to identify and retain such personnel would place significant limitations on our ability to execute our growth strategy;

•	Our strategic efforts may divert resources or management’s attention from ongoing business operations and may subject us to additional regulatory scrutiny;
•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful.  This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business.  If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of

•
particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business.  We may also experience greater than anticipated customer losses even if the integration process is successful;
To finance a future acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders;

•
We have completed two mergers during the past three fiscal years that enhanced our rate of growth.  We may not be able to continue to sustain our past rate of growth or to grow at all in the future; and

•
We expect our net income will increase following our acquisitions, however, we also expect our general and administrative expenses and consequently our efficiency rates will also increase.  Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisitions or branching activities may not be accretive to earnings in the short or long-term.

We may engage in FDIC-assisted transactions, which could present additional risks to our business.

We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we are (and would be in future transactions) subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect.  In addition, because these acquisitions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital.  We cannot give assurance that we will be successful in overcoming these risks or any other problems encountered in connection with a FDIC-assisted transaction.  Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive industry and market areas.

We face substantial competition in all phases of our operations from a variety of different competitors.  Our future growth and success will depend on our ability to compete effectively in this highly competitive environment.  To date, we have been competitive by focusing on our business lines in our market areas and emphasizing the high level of service and responsiveness desired by our customers.  We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies and specialized finance companies.  Many of our competitors offer products and services which we do not offer, and many have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business.  In addition, larger competitors may be able to price loans and deposits more aggressively than we do, and newer competitors may also be more aggressive in terms of pricing loan and deposit products than we are in order to obtain a share of the market.  Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured state-chartered banks and national banks and federal savings banks.  As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services.

Our ability to compete successfully depends on a number of factors including the following:

•	the ability to develop, maintain and build upon long-term customer relationships based on top-quality service, high ethical standards and safe, sound assets;
•	the ability to expand our market position;
•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;
•	the rate at which we introduce new products and services relative to our competitors;
•	customer satisfaction with our level of service; and
•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.

HomeTrust Bank is currently subject to extensive examination, supervision and comprehensive regulation by the OCC and as a bank holding company, HomeTrust Bancshares is subject to examination, supervision and regulation by the Federal Reserve.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution’s operations, reclassify assets, determine the adequacy of an institution’s allowance for loan losses and determine the level of deposit insurance premiums assessed.

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us.  For example, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, and non-interest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidate using a company’s proxy materials.  The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Financial institutions such as HomeTrust Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.

In June 2012, the Federal Reserve and the OCC issued  proposed rules that would substantially amend the regulatory risk-based capital requirements  applicable to both HomeTrust Bank and HomeTrust Bancshares. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The proposed rules include new higher minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would limit the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us or what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at minimum they will increase our operating and compliance costs and could increase our interest expense.  The application of more stringent capital requirements could, among other things, result in lower returns on invested capital, over time require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares. Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations, could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

The Dodd-Frank Act established 1.35% of total insured deposits as the minimum reserve ratio.  The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%.  The FDIC has not announced how it will implement this offset.  In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio or DRR, which may exceed the statutory minimum.  The FDIC has set 2.0% as the DRR.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's total assets minus its tangible equity instead of its deposits.  While our FDIC insurance premiums initially may be reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations.

We are subject to potentially significant litigation and our legal related costs might increase.

We are currently involved in several litigation matters in the ordinary course of business. One matter, originally filed in March, 2012, involves claims of $12.5 million in compensatory damages and a request for additional punitive treble damages resulting from the purported failure of HomeTrust Bank and a third party brokerage firm to discover a Ponzi scheme conducted by a customer holding accounts at each entity.  HomeTrust Bank believes that the lawsuit is without merit and intends to defend itself vigorously. Management, after review with its legal counsel, is of the opinion that this litigation should not have a material effect on HomeTrust Bank’s financial position or results of operations, although new developments could result in management modifying its assessment. There can be no assurance that we will successfully defend or resolve this litigation matter.

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

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes.  Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced an increase in losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems.

We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including our internet banking services and data processing systems.  Any failure or interruption of these services or systems or breaches in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems.  The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all.

New or changes in existing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated.  Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our shareholders. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us.  These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures.  These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

We may have losses and significant variations in our results.

Net income was $4.5 million for the year ended June 30, 2012 as compared to a net loss of $14.7 million for the year ended June 30, 2011 and net income of $7.0 million for the year ended June 30, 2010.  Without gains from business combinations, our loss in fiscal 2011 would have been greater and we would have had a loss in fiscal 2010.  These losses primarily resulted from our high level of nonperforming assets and the resultant increased provision for loan losses and REO related expenses and write-downs.  In addition, several other factors affecting our business can cause significant variations in our results of operations.  In particular, variations in the volume of our loan originations and sales, the differences between our cost of funds and the average interest rate earned on investments, special FDIC insurance charges, significant changes in real estate valuations and the fair valuation of investment securities portfolio could have a material adverse effect on our results of operations and financial condition.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

As of June 30, 2012 we had approximately $43.7 million of federal operating losses (“NOLs”). Our ability to use our NOLs and other pre-ownership change losses (collectively, “Pre-Change Losses”) to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended from time to time (the “Code”). In general, an ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and U.S. Treasury regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a rolling three-year period.  If we experience an ownership change our Pre-Change Losses will be subject to an annual limitation on their use, which is generally equal to the fair market value of our outstanding stock immediately before the ownership change multiplied by the long-term tax-exempt rate, which was 3.26% for ownership changes occurring in June 2012.  Depending on the size of the annual limitation (which is in part a function of our market capitalization at the time of the ownership change) and the remaining carryforward period for our Pre-Change Losses (U.S. federal net operating losses generally may be carried forward for a period of 20 years), we could realize a permanent loss of some or all of our Pre-Change Losses, which could have a material adverse effect on our results of operations and financial condition.

In September 2012, we adopted a shareholder rights plan (the “Rights Plan”), which provides an economic disincentive for any person or group to become an owner, for relevant tax purposes, of 4.99% or more of our stock. While adoption of the Rights Plan should reduce the likelihood that future transactions in our stock will result in an ownership change under Section 382, there can be no assurance that the Rights Plan will be effective to deter a shareholder from increasing its ownership interests beyond the limits set by the Rights Plan or that an ownership change will not occur in the future.

We are an emerging growth company within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 ( the “JOBS Act”).  We are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure about our executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a non-binding advisory vote on executive compensation. In addition, we will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), including the additional level of review of our internal control over financial reporting as may occur when outside auditors attest as to our internal control over financial reporting. As a result, our stockholders may not have access to certain information they may deem important. Further, we are eligible to delay adoption of new or revised accounting standards applicable to public companies and we intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards. We could remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our administrative office, which is owned by us, in Asheville, North Carolina.  In total, as of June 30, 2012, we have 20 branch offices located in North Carolina.  Of those offices, three are leased facilities. The lease terms for our branch offices are not individually material.  Lease expirations range from one to five years.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

We maintain depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by us at June 30, 2012 was $236,000. Management has a disaster recovery plan in place with respect to the data processing system, as well as our operations as a whole.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “HTBI.” The common stock was issued at a price of $10.00 per share in connection with the Conversion. The Conversion  was completed on July 10, 2012 and the Company’s  common stock commenced trading on the Nasdaq Global Market on July 11, 2012. As of the close of business on September 21, 2012, there were 21,160,000 shares of common stock outstanding held by 949 holders of record. As a result, there is no sale price information for any quarterly period in the fiscal years ended June 30, 2012 and 2011 and the Company did not declare any dividends on its common stock during the fiscal years ended June 30, 2012 and 2011. See Item 1, “Business—How We Are Regulated,” for more information regarding the restrictions on the Company’s and the Bank’s abilities to pay dividends.

The Company did not purchase any shares of its common stock during the quarter ended June 30, 2012. Under current OCC regulations, the Company may not repurchase shares of its common stock during the first year following the Company’s initial public offering, except to fund stockholder-approved equity benefit plans or, with prior regulatory approval, when extraordinary circumstances exist.

Item 6.  Selected Financial and Other Data.

The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for the years ended June 30, 2012, 2011 and 2010 are derived in part from the audited consolidated financial statements that appear in this annual report.  The following information is only a summary and you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report and “Financial Statements and Supplementary Data” under Item 8 of this report below.

	At June 30,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,720,056	$1,637,643	$1,641,145	$1,470,368	$1,348,413
Loans receivable, net(1)	1,193,945	1,276,377	1,243,610	1,194,454	1,175,489
Allowance for loan losses	35,100	50,140	41,713	24,996	13,623
Certificates of deposit in other banks	108,010	118,846	99,140	106,317	4,786
Securities available for sale, at fair value	31,335	59,016	36,483	20,508	36,789
Federal Home Loan Bank stock	6,300	9,630	10,790	10,390	12,496
Deposits	1,466,175	1,264,585	1,289,549	1,012,926	882,431
Other borrowings	22,265	145,278	122,199	267,696	274,482
Equity capital	172,485	167,769	174,815	144,532	141,116

	Years Ended June 30,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Operations Data:
Total interest and dividend income	$67,491	$72,087	$71,300	$75,818	$76,148
Total interest expense	11,778	20,529	25,617	33,637	38,994
Net interest income	55,713	51,558	45,683	42,181	37,154
Provision for loan losses	15,600	42,800	38,600	15,000	3,315
Net interest income after provision
for loan losses	40,113	8,758	7,083	27,181	33,839
Fees and service charges	2,679	2,929	2,986	3,064	3,041
Mortgage banking income and fees	3,846	3,211	2,692	4,249	2,558
Gain (loss) on sale of securities	-	430	191	(2,006)	(854)
Gain from business combination	-	5,844	17,391	-	-
Gain on sale of fixed assets	1,503	-	-	(30)	-
Other non-interest income	2,400	4,382	1,292	1,444	2,213
Total non-interest income	10,428	16,796	24,552	6,721	6,958
Total non-interest expense	46,661	53,554	42,171	31,680	28,961
Income (loss) before provision
(benefit) for income taxes	3,880	(28,000)	(10,536)	2,222	11,836
Income tax benefit	(647)	(13,263)	(17,577)	(1,224)	700
Net income (loss)	$4,527	$(14,737)	$7,041	$3,446	$11,136

	At or For the
	Years Ended June 30,
	2012	2011		2010	2009	2008
Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to
average total assets)	0.29%	(0.88	) %	0.46%	0.24%	0.91%
Return on equity (ratio of net income
to average equity)	2.67	(8.15)		4.50	2.39	8.23
Tax equivalent yield on earning assets(2)	4.82	4.83		5.06	5.78	6.77
Rate paid on interest-bearing liabilities	0.91	1.48		1.99	2.79	3.73
Tax equivalent average interest rate spread(2)	3.91	3.35		3.07	2.99	3.04
Tax equivalent net interest margin(2)(3)	4.02	3.52		3.33	3.32	3.45
Operating expense to average total assets	2.95	3.21		2.75	2.21	2.35
Average interest-earning assets to average
interest-bearing liabilities	113.61	113.01		115.06	113.59	116.10
Efficiency ratio(4)	67.36	72.97		67.34	59.03	64.41

Asset quality ratios:
Non-performing assets to total assets(5)	4.67%	3.81%		3.87%	2.10%	0.52%
Non-performing loans to total loans(5)	5.21	3.64		3.59	2.25	0.55
Total classified assets to total assets	7.75	9.83		9.20	4.00	0.92
Allowance for loan losses to non-performing loans(5)(6)	54.69	103.43		90.09	91.04	209.52
Allowance for loan losses to total loans	2.85	3.77		3.23	2.04	1.14
Net charge-offs to average loans	2.34	2.59		1.71	0.29	0.01

Capital ratios:
Equity to total assets at end of period(7)	10.03%	10.24%		10.65%	9.83%	10.47%
Average equity to average assets	10.71	10.82		10.21	10.06	10.99
______________________
(1)	Net of allowances for loan losses, loans in process and deferred loan fees.
(2)	The weighted average rate for municipal leases is adjusted for a 34% federal tax rate since the interest from these leases is tax exempt.
(3)	Net interest income divided by average interest earning assets.
(4)
A non-GAAP measure calculated by dividing total non-interest expense, net of FHLB advance prepayment penalties, by the sum of net interest income and total non-interest income, net of realized gain/loss on securities. Management believes that by excluding FHLB advance prepayment penalties and realized gain/loss on securities from the non-interest expense and non-interest income components, respectively, of the efficiency ratio, this ratio better reflects our core operating performance and is therefore useful to investors. This non-GAAP financial measure should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. Set forth below is a reconciliation to GAAP of the non-GAAP efficiency ratio shown in the table:

	At or for the years ended June 30,
	2012	2011	2010	2009	2008

Non-interest expense	$46,661	$53,554	$42,171	$31,680	$28,961
Adjustment for FHLB advance prepayment expense	2,111	3,988	-	1,630	-
Non-interest expense – as adjusted	44,550	49,566	42,171	30,050	28,961

Net interest income	55,713	51,558	45,683	42,181	37,154
Plus non-interest income	10,428	16,796	24,552	6,721	6,958
Less realized gain/loss on securities	-	430	191	(2,006)	(853)
Net interest income plus non-interest income – as adjusted	66,141	67,924	70,044	50,908	44,965

Efficiency ratio	67.36%	72.97%	67.34%	59.03%	64.41%

Efficiency ratio (without adjustments)	83.75%	103.87%	92.31%	75.11%	77.95%

(5)
Non-performing assets include non-performing loans and real estate owned. Non-performing loans consist of non-accruing loans and accruing loans more than 90 days past due.  In the quarter ended December 31, 2011, $25.7 million of loans were reclassified from impaired loans still accruing interest to non-accruing loans pursuant to regulatory guidance. At June 30, 2012, $28.1 million, or $43.8%, of non-accruing loans were current on their loan payments.

(6)
The decline in the allowance for loan losses during the year ended June 30, 2012 occurred primarily as a result of the charge-off of specific reserves, totaling $16.7 million, in accordance with regulatory guidance.  The ratio of allowance for loan losses to non-performing loans was reduced during this period by the charge-off, as well as by the reclassification of impaired loans discussed in note (6) above.

(7)	Does not include proceeds from the Conversion consummated on July 10, 2012.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial conditions and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto, which are included in Item 8 of this Form 10-K.  You should read the information in this section in conjunction with the business and financial information regarding us as provided in this Form 10-K.  Since the Conversion of HomeTrust Bank did not occur until after the June 30, 2012 fiscal year end, unless otherwise indicated, the financial information presented in this section reflects the consolidated financial condition and results of operations of HomeTrust Bank and its subsidiary.

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

Weak economic conditions and ongoing strains in the financial and housing markets which accelerated in 2008 and have generally continued through 2012 have presented an unusually challenging environment for banks and their holding companies, including HomeTrust Bank.  This has been particularly evident in our need to provide for credit losses during these periods at significantly higher levels than our historical experience and has also adversely affected our net interest income and other operating revenues and expenses.  Our provision for loan losses was significant in all periods and reflects material levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for the acquisition and development of land for residential properties.  For most of the past three years, housing markets remained weak in many of our primary market areas, resulting in elevated levels of delinquencies and non-performing assets, deterioration in property values, particularly for residential land and building lots, and the need to provide for realized and anticipated losses.  As a result of these factors, for the year ended June 30, 2012 we had net income of $4.5 million and for the year ended June 30, 2011, we had a net loss of $14.7 million.

Business and Operating Strategy and Goals

Our primary objective is to continue to operate and grow HomeTrust Bank as a well-capitalized, profitable, independent, community banking organization.  Our mission is to continue serving individuals, businesses and community organizations in our primary markets in the Western and Piedmont regions of North Carolina through exceptional service.  To accomplish our objectives, we will also need to continue building caring relationships with our employees, customers and communities while delivering on our brand promise that “It’s Just Better Here.”  We will also need to continue providing our partner banks with the tools necessary to effectively deliver our products and services to customers in order to compete effectively with other financial institutions operating in our market areas.

Improving our asset quality.  Our goal is to improve upon our level of nonperforming assets by managing credit risk.  As real estate markets have weakened since 2008, we have experienced a significant increase in delinquencies and non-performing assets, primarily in our construction and land development loan portfolio.  We have implemented an internal problem loan resolution process that is managed by a group of experienced senior banking officers to focus on early detection and timely solutions.  We are focused on actively monitoring and managing all segments of our loan portfolio in order to proactively identify and mitigate risk.  We will continue to devote significant efforts and resources to reducing problem assets to levels consistent with our historical experience.  We also implemented in fiscal years 2007 through 2009 continuously more stringent underwriting policies and procedures as the economy continued to deteriorate, which included an increased emphasis on a borrower’s ongoing ability to repay a loan by requiring lower debt to income ratios, higher credit scores and lower loan to value ratios than our previous lending policies had required.  Our percentage of nonperforming assets to total assets was 4.67%, 3.81% and 3.87% at June 30, 2012, June 30, 2011 and 2010, respectively.

Continuing to originate residential and owner-occupied commercial mortgage loans and municipal leases.  Our primary lending focus has been, and will continue to be, on operating as a residential and commercial mortgage lender.  We originate both fixed and adjustable-rate residential and commercial mortgage loans.  Most of the long term fixed-rate residential mortgage loans that we originate are sold into the secondary market with servicing released, while most of the residential adjustable rate mortgages and fixed rate mortgages with terms to maturity less than 15 years, the commercial mortgages and all of the municipal leases that we originate, are retained in our portfolio.  Although our loan originations have declined during recent periods as we focused on our asset quality problems and experienced lower demand for residential and commercial mortgage loans reflecting both the weak housing market and overall weak economic conditions, we intend to continue to emphasize these lending activities while reducing our exposure to construction and land development loans.  We have strictly limited the origination of speculative construction, land development and land loans in favor of loans that possess credit profiles presenting lower risk to us.  We believe the continuing changes in the secondary market as a result of the uncertainty that is surrounding Fannie Mae and Freddie Mac will result in increased opportunities in the coming years to originate high quality residential loans with more attractive pricing for our loan portfolio. With our long experience and expertise in residential lending we believe we can be effective in capturing the opportunities of these market changes in residential lending.

Expanding our presence within our existing and contiguous market areas and by capturing business opportunities resulting from changes in the competitive environment.  We believe that the significant changes that are impacting the financial services industry in the current economic environment, including failures and consolidations of community banks, may create opportunities to grow our business.  Our increased capital position from our recent stock offering has positioned us to be able to expand our market presence within our existing geographic footprint at the appropriate time.  In the past, we have successfully opened de novo branches and integrated five community banks into the HomeTrust Banking Partnership, including the January 31, 2010 addition of Industrial Federal Bank and the October 1, 2010 addition of Cherryville Federal Bank.  Going forward, while exercising appropriate discipline, we expect to strengthen our market position by capturing a portion of the market share arising from the expected consolidation of community banks in our market areas, including through FDIC-assisted transactions. We believe that the new regulatory and technology environment, as well as the revenue and growth challenges in banking, will result in many community banks seeking to affiliate with strongly capitalized larger community banks such as HomeTrust Bank.  In addition, by delivering high quality, customer-focused products and services, we expect to attract additional borrowers and depositors and thus increase our market share and revenue generation.

Emphasizing lower cost core deposits to manage the funding costs of our loan growth.  We offer personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less sensitive to withdrawal when interest rates fluctuate.  To build our core deposit base, over the past several years, we have sought to reduce our dependence on traditional higher cost deposits in favor of stable lower cost demand deposits.  We have utilized additional product offerings, technology and a focus on customer service in working toward this goal.  In addition, we intend to increase demand deposits by growing business banking relationships.  We are pursuing a number of strategies that include sales promotions on savings and checking accounts to encourage the growth of lower cost deposits.

Improving profitability through disciplined pricing, expense control and balance sheet management.  We have achieved many milestones over the last five years as we have grown total assets from $926.5 million at June 30, 2006 to $1.7 billion at June 30, 2012.  Over that time, we expanded our retail branch network to twenty locations by adding six branches, including two de novo branch openings and four branches through two separate acquisitions, as well as relocating and upgrading six additional branches. We have also focused significant efforts and invested heavily in creating brand awareness, competitive products and a strong and experienced workforce.  We believe these initiatives have positioned us well to implement a strategy focused on improving operating efficiency and earnings as we exercise a disciplined approach to product pricing, expense control and balance sheet mix.

Hiring and retaining experienced employees with a customer service focus.  We have been successful in attracting and retaining banking professionals with strong community relationships and significant knowledge of our markets, through both individual hires and business combinations, which is central to our business strategy.  Exceptional service, local involvement and timely decision-making are integral parts of our business strategy, and we continue to seek additional highly qualified and motivated individuals.  We believe that by focusing on experienced bankers who are established in their communities, we enhance our market position and add profitable growth opportunities.  Our compensation and incentive systems are aligned with our strategies to grow core deposits and our loan portfolio as the economy improves, while improving asset quality.  We have a strong corporate culture based on personal accountability, high ethical standards and significant training opportunities, which is supported by our commitment to career development and promotion from within the organization.

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this prospectus.

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

The following represent our critical accounting policies:

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation.  In addition, bank regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Business Combinations.  We use the acquisition method of accounting for all business combinations.  The acquisition method of accounting requires us as acquirer to recognize the fair value of assets acquired and liabilities assumed at the acquisition date as well as recognize goodwill or a gain from a bargain purchase, if appropriate.  In addition, we recognize the fair value of the acquired institution’s equity as a separate component to equity capital on the balance sheet as required for business combinations of mutual institutions.  Any acquisition-related costs and restructuring costs are recognized as period expenses as incurred.  For more information on our most recent Cherryville Federal Bank and Industrial Federal Bank business combinations, see Note 2 of the Notes to Consolidated Financial Statements.

Real Estate Owned.  REO represents real estate acquired as a result of customers’ loan defaults.  At the time of foreclosure, REO is recorded at the fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses.  After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.  Revenue and expenses from operations and subsequent valuation adjustments to the carrying amount of the property are included in non-interest expense in the consolidated statements of income.  In some instances, we may make loans to facilitate the sales of other real estate owned. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by ASC Topic 360, “Accounting for Sales of Real Estate”.  Any gains related to sales of REO may be deferred until the buyer has a sufficient initial and continuing investment in the property.

Post Retirement Plan Assumptions.  We have various post retirement plans for the benefit of our directors, executive officers and employees.  For some of these plans, the computations include assumptions with regard to discount rates and expected rates of return, which are used to calculate benefit expense and the accrued benefit plan obligation. Changes in management’s assumptions can materially affect amounts recognized in our Consolidated Financial Statements.

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

Comparison of Financial Condition at June 30, 2012 and June 30, 2011

Assets.  Total assets increased $82.4 million to $1.72 billion at June 30, 2012 from $1.64 billion at June 30, 2011 primarily due to an increase in interest-bearing deposits as a result of the $264.2 million in funds held on deposit for orders to purchase shares of HomeTrust Bancshares’s common stock in the Conversion, which was consummated on July 10, 2012. Net loans receivable decreased $82.4 million or 6.5% to $1.19 billion at June 30, 2012 from $1.28 billion at June 30, 2011 as new loan originations during the year were offset by normal loan repayments, refinances, chargeoffs, and foreclosures.

Loans.  Although one- to four-family loans increased $10.0 million since June 30, 2011, commercial loans decreased $80.0 million in the aggregate, including a $37.1 million decrease in commercial construction and development loans.  Due to continuing weakness in the economy, during the year ended June 30, 2012, new loan demand was modest and utilization of existing credit lines was low.  Although we actively pursue commercial loans, new loan originations other than retail consumer and municipal leases were modest since fiscal year 2009, reflecting the weak economic conditions in our market areas resulting in weak loan demand and a decline in creditworthy borrowers.  We also continued to reduce our exposure to weaker credits as we aggressively managed problem assets.  Primarily, we continued to reduce our investment in construction and land development loans, as we resolved problem loans and limited new originations of these types of loans.  As a result of the much slower pace of new originations, continuing payoffs on existing loans, and transfers to REO and charge-offs, commercial loans to finance construction and development, which totaled $42.4 million at June 30, 2012, have decreased by $137.0 million, or 76.4%, since their peak year-end balance of $179.4 million at June 30, 2008.  Given the current housing and economic environment, we anticipate that construction and development loan balances will continue to decline for the foreseeable future.

Investments.  Securities available for sale decreased $27.7 million, to $31.3 million at June 30, 2012 compared to $59.0 million at June 30, 2011, as proceeds from maturities were used to repay FHLB advances.

Allowance for loan losses.  Our allowance for loan losses at June 30, 2012 was $35.1 million or 2.85% of total loans, compared to $50.1 million or 3.77% of total loans at June 30, 2011.  The decline in the allowance for loan losses was due primarily to the charge-off of $16.7 million of specific reserves in accordance with regulatory guidance during the quarter ended December 31, 2011. As a result, specific reserves included in the allowance for loan losses decreased $16.7 million from $18.2 million at June 30, 2011 to $1.6 million at June 30, 2012.  In addition, during the year ended June 30, 2012, we revised our calculation for the allowance for loan losses to better reflect the risks within each loan class.  These enhancements included:  (1) dividing the land loan category previously used by HomeTrust Bank into two classes:  retail consumer construction and land/lots loans and commercial construction and development loans; (2) adding new concentration adjustments for Cherryville and Industrial pre-combination loans; and (3) adjusting the qualitative factors on most of the loan classes to better reflect the overall risk in each  class as a result of  changes in the quantitative factors based on net historical charge-offs.  In addition, as noted above we charged-off $16.7 million of specific reserves related to impaired loans in accordance with regulatory guidance which decreased the allowance for loan losses for loans individually evaluated for impairment as of June 30, 2012.

We recorded net charge-offs of $30.6 million for the year ended June 30, 2012, compared to $34.4 million for the prior fiscal year.  In addition, we reclassified $25.7 million of impaired loans from impaired loans still accruing interest to non-accruing loans pursuant to regulatory guidance.  Generally, these loans are paying as agreed, except that liquidation of the underlying collateral has been significantly delayed as compared to the schedule contemplated in our initial underwriting.  At June 30, 2012, $28.1 million or 43.8% of total non-accruing loans (including the $25.7 million referred to above) were current on their loan payments.  We evaluated the decline in collateral value for each of these loans and recorded no additional reserves related to these loans during the year ended June 30, 2012.  Primarily as a result of this reclassification, non-performing loans increased to $64.2 million at June 30, 2012 from $48.5 million at June 30, 2011.  Non-performing loans to total loans increased to 5.21% at June 30, 2012 from 3.64% at June 30, 2011.  Impaired loans decreased to $88.7 million at June 30, 2012 from $124.9 million at June 30, 2011. At June 30, 2012, impaired loans, net of charge-offs and specific reserves, represented 73.9% of the original contractual loan balance.

Real estate owned.  REO increased $2.3 million, to $16.1 million at June 30, 2012.  The total balance of REO included $6.1 million in land, construction and development projects (both residential and commercial), $2.2 million in commercial real estate and $7.8 million in single-family homes at June 30, 2012.  During the year ended June 30, 2012, we transferred $16.1 million of loans into REO, disposed of $9.7 million of properties and recognized a net loss of $3.0 million on sales and valuation adjustments.

Deposits.  Deposits decreased $62.6 million to $1.20 billion at June 30, 2012 (excluding $264.2 million of deposits held in escrow pending the close of the Conversion) primarily due to a $107.8 million decrease in certificates of deposit partially offset by a $10.9 million increase in money market accounts, an $18.1 million increase in interest-earning checking accounts, and an $8.6 million increase in non-interest checking accounts.  Much of the decrease in deposits reflects management’s pricing decision to allow maturing higher priced retail certificates to run off as part of its efforts to expand core deposits and reduce our cost of funds. We elected to increase lower rate short-term brokered deposits by $15.6 million during the year ended June 30, 2012 to supplement our repayment of FHLB advances. At June 30, 2012 brokered deposits totaled $34.6 million or approximately 5.5% of our total certificates of deposit.

Borrowings.  Borrowings, including FHLB advances and retail repurchase agreements, decreased 84.7% to $22.3 million at June 30, 2012.  As a result of scheduled maturities and prepayments of higher-rate borrowings, FHLB advances decreased $124.0 million, to $15.1 million at June 30, 2012 from $139.1 million at June 30, 2011. Other borrowings at June 30, 2012 increased $992,000 to $7.2 million at June 30, 2012 and consist of retail repurchase agreements that are primarily related to customer cash management accounts.

Equity.  Total equity at June 30, 2012 increased to $172.5 million.  The increase in equity reflected the impact of the net income of $4.5 million and a $189,000 increase in accumulated other comprehensive income recognized for the year ended June 30, 2012.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities.  All average balances are daily average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	Years Ended June 30,
	2012			2011			2010
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$1,293,747	$69,195	5.35%	$1,327,507	$73,429	5.53%	$1,276,466	$70,933	5.56%
Deposits in other financial institutions	133,905	1,331	0.99%	155,633	1,090	0.70%	158,999	2,435	1.53%
Investment securities	37,905	413	1.09%	58,007	923	1.59%	25,927	1,193	4.60%
Other	8,003	91	1.14%	24,260	199	0.82%	17,191	297	1.73%
Total interest-earning assets	1,473,560	71,030	4.82%	1,565,407	75,641	4.83%	1,478,583	74,858	5.06%

Interest-bearing liabilities:
Interest-bearing checking accounts	161,780	320	0.20%	143,652	457	0.32%	123,745	546	0.44%
Money market accounts	255,513	1,397	0.55%	228,141	1,852	0.81%	172,703	2,194	1.27%
Savings accounts	84,106	314	0.37%	72,353	508	0.70%	55,686	462	0.83%
Certificate accounts	705,537	8,213	1.16%	812,329	11,981	1.47%	762,626	16,419	2.15%
Borrowings	90,060	1,534	1.70%	128,746	5,731	4.45%	170,313	5,996	3.52%
Total interest-bearing liabilities	1,296,996	11,778	0.91%	1,385,221	20,529	1.48%	1,285,073	25,617	1.99%

Tax-equivalent net interest income		$59,252			$55,112			$49,241
Tax equivalent interest rate spread			3.91%			3.35%			3.07%
Net earning assets	$176,564			$180,186			$193,510
Tax equivalent yield on average
interest-earning assets			4.02%			3.52%			3.33%

Average interest-earning assets to average interest-bearing liabilities	113.61%			113.01%			115.06%
___________________
(1) The average loans receivable, net balances include loans held for sale and non-accruing loans.
(2)  Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $3.5 million, $3.5 million and $3.6 million for fiscal years ended June 30, 2012, 2011, and 2010, respectively, calculated based on a federal tax rate of 34%.

Rate/Volume Analysis

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended June 30,			Years Ended June 30,
	2012 vs. 2011			2011 vs. 2010
	Increase/ (decrease) due to		Total increase/ (decrease)	Increase/ (decrease) due to		Total increase/ decrease
	Volume	Rate		Volume	Rate

Interest-earning assets:
Loans receivable	$(1,867)	$(2,367)	$(4,234)	$2,836	$(340)	$2,496
Deposits in other financial institutions	(152)	393	241	(52)	(1,293)	(1,345)
Investment securities	(320)	(190)	(510)	1,476	(1,746)	(270)
Other	(133)	25	(108)	122	(220)	(98)

Total interest-earning assets	$(2,472)	$(2,139)	$(4,611)	$4,382	$(3,599)	$783

Interest-bearing liabilities:
Interest-bearing checking accounts	$58	$(195)	$(137)	$88	$(177)	$(89)
Money market accounts	222	(677)	(455)	704	(1,046)	(342)
Savings accounts	83	(277)	(194)	138	(92)	46
Certificate accounts	(1,575)	(2,193)	(3,768)	1,070	(5,508)	(4,438)
Borrowings	(1,722)	(2,475)	(4,197)	(1,463)	1,198	(265)

Total interest-bearing liabilities	$(2,934)	$(5,817)	$(8,751)	$537	$(5,625)	$(5,088)

Net increase in tax equivalent interest income			$4,140			$5,871

Comparison of Results of Operation for the Year Ended June 30, 2012 and 2011

General.  During the year ended June 30, 2012, we had net income of $4.5 million as compared to a net loss of $14.7 million for the year ended June 30, 2011.

Our net income continues to reflect an elevated level of loan loss provisioning compared to our experience prior to the economic downturn.  During the year ended June 30, 2012, however, our net interest margin improved significantly compared to the same period in the prior year, primarily as a result of substantially declining deposit costs over the prior year period.  This improvement in our net interest margin has been the most important factor driving our year-over-year increases in net interest income in recent periods.  As more fully explained below, our provision for loan losses was $15.6 million for the year ended June 30, 2012, compared to $42.8 million for the prior fiscal year.  Our provision for loan losses continues to reflect high levels of delinquencies, non-performing loans and net charge-offs, particularly for speculative commercial construction loans for construction of one- to four-family homes and for acquisition and development of land for residential properties.

Non-interest income decreased $6.4 million to $10.4 million for the year ended June 30, 2012 compared to $16.8 million for the year ended June 30, 2011.  Non-interest income declined primarily due to the $5.8 million gain from our business combination with Cherryville Federal Bank in the prior fiscal year and a $2.9 million gain from the payoff of a loan participation purchased at a discount, which is included in other non-interest income during the year ended June 30, 2011.  Noninterest expenses decreased $6.9 million to $46.7 million for year ended June 30,

2012 from $53.6 million for the year ended June 30, 2011, primarily due to a $1.9 million decrease in FHLB advance prepayment penalties and a $4.5 million expense recorded in other non-interest expense during fiscal 2011 related to a check kiting scheme by one of our customers.

Net Interest Income.  Net interest income before provision for loan losses increased by $4.2 million, or 8.1%, to $55.7 million for the year ended June 30, 2012, compared to $51.6 million for the prior fiscal year, as a result of the increase in the net interest margin and despite a decrease in average interest-earning assets.  The net interest margin of 4.02% for the year ended June 30, 2012 was 50 basis points higher than the prior fiscal year, largely as a result of the effect of a much lower cost of deposits and other borrowings.  Generally, our balance sheet interest rate sensitivity achieves better net interest rate margins in a stable or increasing interest rate environment.  However, due to a significant number of loans in the loan portfolio with interest rate floors, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors.

The positive impact to our net interest margin from lower funding costs was partially offset by the adverse effect of continued high levels of nonaccrual loans and other non-performing assets.  Although a significant amount of nonaccruing loans were current on their loan payments at June 30, 2012, we only record interest on these loans as cash payments are received.  Nonaccruing loans reduced the margin by 21 basis points in the year ended June 30, 2012 compared to a 17 basis point reduction for the year ended June 30, 2011.  The yield on earning assets for the year ended June 30, 2012 decreased by one basis point compared to the prior fiscal year.  As a result of funding costs for fiscal 2012 decreasing by 57 basis points compared to the prior fiscal year, the net interest spread expanded to 3.91% at June 30, 2012 compared to 3.35% at June 30, 2011.

Interest Income.  Interest income for the year ended June 30, 2012 was $67.5 million, compared to $72.1 million for the prior fiscal year, a decrease of $4.6 million or 6.4%.  The decrease in interest income occurred as a result of the decline in both the yield and average balance of interest-earning assets.  The yield on average interest-earning assets decreased to 4.82% for the year ended June 30, 2012, compared to 4.83% for the prior fiscal year.  Interest income on loans decreased by $4.2 million or 6.0% to $65.7 million for the year ended June 30, 2012 from $69.9 million for the year ended June 30, 2011, reflecting the impact of an 18 basis point decrease in the average yield on loans and a $33.8 million decrease in average loans.  The decrease in average loan yields reflects the continuing very low level of market interest rates during the past fiscal year, the maturity or repayment of higher yielding loans, and downward repricing of adjustable rate loans to current market rates.  The average yield on loans was 5.35% for the year ended June 30, 2012, compared to 5.53% for the prior fiscal year.

The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets decreased by $58.1 million for the year ended June 30, 2012, while the interest and dividend income from those investments decreased by $377,000 compared to the prior fiscal year.  This decrease was primarily due to the reduction in the average yield on invested securities to 1.09% during the year ended June 30, 2012 from 1.59% during the last fiscal year as investments repriced to current lower market interest rates. The decrease was partially offset by the increase in the average yield on deposits in other financial institutions to 0.99% for the year ended June 30, 2012, compared to 0.70% for the prior fiscal year.

Interest Expense.  Interest expense for the year ended June 30, 2012 was $11.8 million, compared to $20.5 million for the year ended June 30, 2011, a decrease of $8.8 million, or 42.6%.  The decrease in interest expense occurred as a result of a 57 basis point decrease in the average cost of all interest-bearing liabilities to 0.91% for the year ended June 30, 2012, from 1.48% for the prior fiscal year, and a $88.2 million decrease in average interest-bearing liabilities.  This decrease reflects the restructuring of our FHLB advances and a managed decline in certificates of deposit as our pricing decreases were designed to allow higher rate certificates of deposit to run off.

Deposit interest expense decreased $4.6 million, or 30.8%, to $10.2 million for the year ended June 30, 2012 compared to $14.8 million for the prior fiscal year primarily as a result of a 31 basis point decrease in the cost of certificates of deposit and a $106.8 million decrease in the average balance of certificates of deposit.  Average borrowings decreased to $90.1 million for the year ended June 30, 2012, from $128.8 million for the year ended June 30, 2011, while the average rate paid on borrowings decreased to 1.70% in fiscal 2012 from 4.45% for fiscal 2011 primarily as a result of the repayments of our FHLB advances.  While we do not anticipate further significant reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further downward repricing opportunities and competitive pricing has been reduced in response to modest loan demand in the current economic environment.

Average FHLB advances decreased to $85.5 million for the year ended June 30, 2012, compared to $122.8 million for the prior fiscal year.  The average rate paid on FHLB advances for the year ended June 30, 2012 decreased by 263 basis points to 1.77%, compared to 4.64% during the prior fiscal year as a result of the repayment of our FHLB advances.  As a result, the interest expense on FHLB advances decreased to $1.5 million for the year ended June 30, 2012 from $5.7 million for the prior fiscal year.  Other borrowings consist of retail repurchase agreements with customers, secured by certain investment securities.  The average balance of retail repurchase agreements increased $834,000 to $6.8 million during the year ended June 30, 2012 from $5.9 million during the prior fiscal year, while the average rate on these retail repurchase agreements decreased to 0.35% from 0.61% a year earlier.

Provision for Loan Losses.  We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect estimated credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current risk factors specifically related to each loan type.  See “- Critical Accounting Policies -- Allowance for Loan Loss” for a description of the manner in which the provision for loan losses is established.

During the year ended June 30, 2012, the provision for loan losses was $15.6 million, compared to $42.8 million for the year ended June 30, 2011.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

The provision for loan losses in the year ended June 30, 2012 remained significantly elevated in relation to historical loss rates prior to the economic downturn.  The provision for loan losses at June 30, 2012 primarily reflected  material levels of delinquent and non-performing construction and development loans for one- to four-family properties, additional declines in property values and continuing high levels of net charge-offs.  It also reflects our continued concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These concerns have remained elevated over the past four years as price declines for housing and related lot and land markets have occurred.  Aside from housing-related construction and development loans, non-performing loans generally reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity has also become a significant contributing factor to more recent late-cycle defaults in other non-housing-related segments of the portfolio which also factored into our provision calculation.  The recent recession caused our market areas to experience a decline in tourism and a reduced influx of retirees from other parts of the country.  In addition, the recent recession has also resulted in increased job losses in the manufacturing services sector.  Our commercial loans, in particular construction and development loans, exposed us to losses as the economy worsened.  The adverse effects of the weak economy, although delayed in impacting our market areas, has resulted in higher net charge-offs and nonperforming loans since fiscal 2009, as businesses and developers in our market areas were adversely effected and second home buyers defaulted on their mortgages at a higher than historical rate.

We recorded net charge-offs of $30.6 million for the year ended June 30, 2012, compared to $34.4 million for the prior fiscal year. In accordance with regulatory guidance, during the year ended June 30, 2012, we charged-off an additional $16.7 million related to impaired loans for which we previously had recorded specific reserves.  As a result, specific reserves included in the allowance for loan losses decreased $16.6 million from $18.2 million at June 30, 2011 to $1.6 million at June 30, 2012. In addition, we reclassified $25.7 million of impaired loans from impaired loans still accruing interest to non-accruing loans pursuant to regulatory guidance.  Generally, these loans are paying as agreed, except that liquidation of the underlying collateral has been significantly delayed as compared to the schedule contemplated in our initial underwriting. At June 30, 2012, $28.1 million or 43.82% of total non-accruing loans (including the $25.7 million referred to above) were current on their loan payments. We evaluated the decline in collateral value for each of these loans and recorded no additional reserves related to these loans during the year ended June 30, 2012. Primarily as a result of this reclassification, non-performing loans increased by $15.7 million to $64.2 million at June 30, 2012. A comparison of the allowance at June 30, 2012 and 2011 reflects a decrease of $15.0 million to $35.1 million at June 30, 2012, from $50.1 million at June 30, 2011.  Specific valuation allowances included in the allowance for loan losses decreased $16.6 million from $18.2 million at June 30, 2011 to $1.6 million at June 30, 2012 due to the additional charge-offs discussed above.  The allowance as a percentage of total loans decreased to 2.85% at June 30, 2012, compared to 3.77% at June 30, 2011.  Likewise, the allowance as a percentage of non-performing loans decreased to 54.69% at June 30, 2012, compared to 103.43% a year earlier.

As of June 30, 2012, we had identified $88.7 million of impaired loans.  Our impaired loans are comprised of loans on nonaccrual and TDRs that are performing under their restructured terms.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools.  For more information on these impaired loans, see Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this report.

We believe that the allowance for loan losses as of June 30, 2012 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income.  Noninterest income was $10.4 million for the year ended June 30, 2012, compared to $16.8 million for the prior fiscal year.  Revenues from mortgage banking operations increased $635,000 or 19.8% to $3.8 million due to higher sales volume from greater refinancing activity.  In addition, the gain on sale of premises and equipment increased $1.5 million as compared to a year earlier due to the sale of two former branch office buildings. In addition, the year ended June 30, 2011 included a gain from our business combination with Cherryville Federal Bank of $5.8 million and a $2.9 million gain from the payoff of a loan participation purchased at a discount, which is included in other income.

Noninterest Expense.  Noninterest expense for the year ended June 30, 2012 decreased $6.9 million or 12.9% to $46.7 million compared to $53.6 million for the year ended June 30, 2011.  Salaries and employee benefits expense decreased $386,000 or 1.7% to $21.7 million during the year ended June 30, 2012 compared to $22.1 million for the year ended June 30, 2011.  In addition, our loss on sale and impairment of real estate owned decreased $785,000, or 20.5%, as compared to a year earlier. For the year ended June 30, 2012, FHLB prepayment penalties decreased $1.9 million or 47.1% to $2.1 million compared to $4.0 million for the year ended June 30, 2011. Expenses reflected in other noninterest expense included a $4.5 million loss during the year ended June 30, 2011 related to a check kiting scheme by one of our customers, costs incurred related to our no origination cost mortgage loan promotion as well as continued higher costs related to REO.  Noninterest expenses as a percentage of average assets decreased to 2.95% for the year ended June 30, 2012, as compared to 3.21% for the same period one fiscal year earlier.

Income Taxes.  For the year ended June 30, 2012, we recorded an income tax benefit of $647,000 compared to a benefit of $13.3 million for the year ended June 30, 2011.  These benefits are primarily due to the tax-free income received on our municipal leases as well as our significant provision for loan losses which has reduced our earnings before income tax.  We performed a robust evaluation of our deferred tax assets at June 30, 2012 and June 30, 2011.  In making the determination whether a deferred tax asset is more likely than not to be realized, we seek to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. At June 30, 2012 and June 30, 2011, our deferred tax asset valuation allowance was $2.6 million and $2.5 million, respectively, reducing our net deferred tax assets to $48.9 million and $48.5 million, respectively. The deferred tax asset valuation allowance relates primarily to North Carolina state income taxes due primarily to limitations on state net operating loss carry-forwards.  The net deferred tax asset was the amount that we determined was more likely than not to be realized, based on an analysis of positive and negative evidence at June 30, 2012 and June 30, 2011.

Negative evidence considered included our recent pre-tax losses, and relatively high level of net loan charge-offs. We experienced a cumulative pre-tax loss for the past three years, including:

•
a pretax loss of $28.0 million for the year ended June 30, 2011 due to a $42.8 million provision for loan losses as well as a $3.8 million FHLB prepayment penalty and a $4.5 million check kiting loss; and

•
$34.4 million in net loan charge-offs for the year ended June 30, 2011, the highest in our history. Net charge-offs for the year ended June 30, 2012 were $30.6 million, $16.7 million of which related to loans for which specific reserves had been previously recorded as of June 30, 2011.

Higher levels of provision expense were the primary cause of the recent loss experience.  Our local markets were negatively impacted by the recent recession, causing significant declines in real estate values that led to the need for the charge-offs and provisions.  As discussed in more detail below, we believe that our current loan portfolio and credit quality trends indicate that most of the losses resulting from the recent recession have been identified.  Therefore, we assumed that our level of credit losses would not continue at the same rate as in fiscal years 2011 and 2012.

Positive evidence reviewed included our strong historical earnings performance, our projected earnings forecast, and tax planning strategies. In developing our projected earnings forecast at June 30, 2012, we assumed economic conditions will continue to be very challenging in the year ending June 30, 2013, followed by gradual improvement in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, our estimates included credit losses at a higher level than our normal expectations in the year ending June 30, 2013, but at lower levels than those experienced in 2011 and 2012, followed by improvement in ensuing years as the economy improves and higher risk commercial construction and development loans continue to decrease.

The positive evidence that led us to conclude that the income tax benefits of our deferred tax assets would be realized included:

•
our long sustained history prior to 2010 (more than twenty consecutive years) of generating taxable income and realizing the income tax benefits of our deferred tax assets and income tax credits.  This history provided evidence, as supported by our net income of $4.5 million during the year ended June 30, 2012, that we would be able to return to a profitability level that will allow full utilization of deferred tax assets.

•
no prior history of generating loss carry forwards or of expiration of loss carry forwards.  Taxable losses generated in fiscal 2010 were carried back to prior years, to realize approximately $4.3 million of the deferred tax asset at June 30, 2010;

•	HomeTrust Bank was “well capitalized” under regulatory definitions, allowing management sufficient resources to continue to manage through the current economic conditions and return to profitability;

•
based on certain improving credit quality indicators, the credit quality issues that gave rise to the net operating loss carry forward and deferred tax asset related to the loan loss allowance were believed to a large extent limited to fiscal years 2010 and 2011. Additional loan loss provisions are expected to decline in fiscal years 2013 and 2014 from these elevated levels as the economy stabilizes and our risk profile continues to be reduced. Specifically, we reduced our higher risk commercial construction and development loan portfolio by 76.4% from $179.3 million at June 30, 2008 to $42.4 million at June 30, 2012.  This portfolio accounted for 43.4% of all net loan charge-offs over the past four years.  Further, the consumer construction and land/lot loan portfolio decreased by 41.1% from $90.9 million at June 30, 2008 to $53.6 million at June 30, 2012.  This portfolio accounted for 10.7% of all net loan charge-offs over the past four years.  Lastly, our overall credit risk was reduced by the growth in our one-to four-family loan portfolio. The growth in the one-to four-family loan portfolio was primarily through the origination of 10 year fixed rate owner occupied refinance home loans.  These loans are made to customers in HomeTrust Bank’s market area and have an extremely low risk profile, with average balances of $100,000, average loan to value ratios of 50%, and borrowers with generally higher credit scores. Given their shorter maturities, these loans pay down quicker as well, further adding strength to their low credit risk profile.

•
the deferred compensation deferred tax asset will reverse as those plans are paid, which generally will be at least over twenty years or more based on the retirement dates of the individuals in the plans. The deferred tax asset related to the net operating loss carry-forwards has a 20 year life, which will allow a significant amount of time for us to utilize the asset.  The other significant deferred tax asset relates to the allowance for loan losses.  This asset is expected to reverse over the next five years as we realize these losses through charge-offs; and

•
the tax-free municipal lease portfolio could be sold to generate a taxable gain as well as provide over $100 million to reinvest into taxable investments; in doing so, we could convert substantial tax-free income into taxable income.

Based on our analysis, there is more positive evidence than negative regarding the utilization of our deferred tax asset and the realization of our recorded deferred tax asset at June 30, 2012.

Comparison of Results of Operations for the Years Ended June 30, 2011 and June 30, 2010

General.  Net loss for the year ended June 30, 2011 was $14.7 million compared to net income of $7.0 million for the year ended June 30, 2010.  Our net loss in fiscal 2011 was due to the elevated level of loan loss provisioning compared to our experience prior to the economic downturn reflecting the continued weakness in the economy, ongoing strains in housing markets and further deterioration of property values during the year ended June 30, 2011.  As more fully explained below, our provision for loan losses was $42.8 million for fiscal 2011 as compared to $38.6 million for fiscal 2010.  Other noninterest income declined primarily due to the difference in the amount of gain from business combination, $5.8 million in fiscal 2011 as compared to $17.4 million in fiscal 2010 as a result of our acquisitions of Cherryville Federal Bank in fiscal 2011 and Industrial Federal Bank in fiscal 2010, respectively. Noninterest expense increased $11.4 million to $53.6 million for fiscal 2011 from $42.2 million for fiscal 2010. Noninterest expense was adversely impacted in fiscal 2011 by the $4.0 million FHLB prepayment penalty, discussed above, a $3.6 million increase in loss on sale and impairment of REO properties, and a $4.5 million loss incurred related to a check kiting fraud.

Net Interest Income.  Net interest income before provision for loan losses increased $5.9 million or 12.9%, to $51.6 million in fiscal 2011 from $45.7 million in fiscal 2010, as a result of the increase in the net interest margin and an increase in average interest-earning assets.  The net interest margin of 3.52% for the year ended June 30, 2011 was 19 basis points higher than for the prior year, largely as a result of the effect of a much lower cost of deposits.  The positive impact to our net interest margin from lower funding costs was partially offset by the adverse effect of continued high levels of nonaccrual loans and other non-performing assets.  Nonaccruing loans reduced the margin by 17 basis points in fiscal 2011 compared to a 14 basis point reduction for fiscal 2010.  Average interest-earning assets increased $86.8 million or 5.9%, reflecting both the January 31, 2010 acquisition of Industrial Federal Bank and the October 1, 2010 acquisition of Cherryville Federal Bank, offsetting the 23 basis point reduction in the yield on earning assets for the year ended June 30, 2011 as compared to the prior fiscal year.  Likewise, average interest-bearing liabilities increased $100.1 million as compared to the prior fiscal year, however, funding costs for fiscal 2011 decreased by 51 basis points compared to the year earlier and more than offset the adverse effect of increased liabilities and a lower asset yield.  As a result, the net interest spread expanded to 3.35% for the year ended June 30, 2011 compared to 3.07% for the year ended June 30, 2010.

Interest Income.  Interest income for fiscal 2011 was $72.1 million, compared to $71.3 million for the prior fiscal year, an increase of $787,000, or 1.1%.  The increase in interest income occurred as a result of the increase in average interest-earning assets offsetting the decline in the yield earned on interest-earning assets.  The yield on average interest-earning assets decreased to 4.83% for fiscal 2011 compared to 5.06% for the prior fiscal year. In addition, the mix of earning assets changed to include more securities at lower yielding rates than the rate earned on our loans, contributing to the adverse effect on earning asset yields. Interest income on loans increased by $2.5 million, or 3.7%, to $69.9 million for the year ended June 30, 2011 from $67.4 million for the year ended June 30, 2010, most of which was due to the positive impact of our two business combinations on our interest-earning assets. The average yield on loans remained virtually the same between fiscal 2011 and fiscal 2010.

The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $35.8 million for the year ended June 30, 2011 primarily due to the addition of these assets from our business combinations with Cherryville Federal Bank and Industrial Federal Bank, while the interest and dividend income from those investments decreased by $1.7 million compared to the prior fiscal year.  The average yield on these assets decreased 1.01%, from 1.94% for fiscal year 2010 to 0.93% for fiscal year 2011 as a result of reductions in market interest rates.

Interest Expense.  Interest expense for fiscal 2011 was $20.5 million, compared to $25.6 million for fiscal 2010, a decrease of $5.1 million, or 19.9%.  The decrease in interest expense occurred as a result of a 51 basis point decrease in the average cost of all interest-bearing liabilities to 1.48% for fiscal 2011 from 1.99% for the prior fiscal year, offsetting a $100.1 million increase in average interest-bearing liabilities.  This decrease reflects a managed decline in certificates of deposit, including brokered deposits as our pricing decreases were designed to allow higher rate certificates of deposit to run off.

Deposit interest expense decreased $4.8 million, or 24.6%, to $14.8 million for fiscal 2011 compared to $19.6 million for the prior fiscal year primarily as a result of a 68 basis point decrease in the cost of certificates of deposit.  Average borrowings decreased to $128.8 million for the year ended June 30, 2011, from $170.3 million for the prior fiscal year, while the average rate paid on borrowings increased to 4.45% in fiscal 2011 from 3.52% for fiscal 2010 as lower rate short-term borrowings from the Federal Reserve Bank were paid off with funds from the acquisitions of Cherryville Federal Bank and Industrial Federal Bank.

Average FHLB advances increased to $122.8 million for the year ended June 30, 2011, compared to $115.5 million for fiscal 2010.  The average rate paid on FHLB advances for the year ended June 30, 2011 decreased by 38 basis points to 4.64%, compared to 5.02% during the prior year as a result of our FHLB advances being refinanced.  Likewise, the interest expense on FHLB advances decreased to $5.7 million for fiscal 2011 from $5.8 million during fiscal 2010.  The average balance for retail repurchase agreements decreased $1.0 million to $5.9 million during fiscal 2011 from $6.9 million during the prior fiscal year, while the average rate on these retail repurchase agreements decreased to 0.61% from 1.08% a year earlier.

Provision for Loan Losses.  During the year ended June 30, 2011, the provision for loan losses was $42.8 million, compared to $38.6 million for the year ended June 30, 2010.  The provision for loan losses in both fiscal years was significantly elevated in relation to historical loss rates prior to the economic downturn and was $4.2 million higher in fiscal 2011 than the prior fiscal year.  The provision for loan losses at June 30, 2011 primarily was due to material levels of delinquent and non-performing construction and land development loans for  both retail consumer and commercial loans, additional declines in property values and continuing high levels of net charge offs.  It also reflected our continued concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  We recorded net charge-offs of $34.4 million for the year ended June 30, 2011, compared to $21.9 million for the prior fiscal year.  Non-performing loans increased by $2.2 million during the year ended June 30, 2011 to $48.5 million at June 30, 2011.  A comparison of the allowance at June 30, 2011 and 2010 reflects an increase of $8.4 million to $50.1 million at June 30, 2011, from $41.7 million at June 30, 2010.  The allowance as a percentage of total loans increased to 3.77% at June 30, 2011, compared to 3.23% at June 30, 2010.  Likewise, the allowance as a percentage of non-performing loans increased to 103.43% at June 30, 2011, compared to 90.09% a year earlier.

Noninterest Income.  Noninterest income was $16.8 million for the year ended June 30, 2011, compared to $24.6 million for the prior fiscal year.  Noninterest income declined primarily due to the difference in the amount of gain from business combination, $5.8 million in fiscal 2011 as compared to $17.4 million in fiscal 2010 as a result of our acquisitions of Cherryville Federal Bank in fiscal 2011 and Industrial Federal Bank in fiscal 2010, respectively.  These gains represent the excess of the net fair value of the assets and liabilities acquired over the fair value of their equity.  For more information, see Note 2 of the Notes to Consolidated Financial Statements.  Revenues from mortgage banking operations increased $519,000 or 19.3% to $3.2 million due to higher sales volume as borrowers refinancing increased due to the low interest rate environment.  Other noninterest income increased to $4.4 million in fiscal 2011 from $1.3 million in fiscal 2010 due to a $2.9 million gain from the payoff of a loan participation originally purchased at a discount.

Noninterest Expense.  Noninterest expense for the year ended June 30, 2011 increased $11.4 million or 27.0% to $53.6 million compared to $42.2 million for the year ended June 30, 2010.  Salaries and employee benefits expense decreased $4.1 million, or 15.7% to $22.1 million during the year ended June 30, 2011 compared to $26.2 million for the year ended June 30, 2010 primarily as a result of higher benefit plan expenses in fiscal 2010 related to our acquisition of Industrial Federal Bank.  In addition, we incurred $3.8 million of loss on sale and impairment of REO properties as compared to $205,000 in the prior fiscal year. As a result of paying off higher interest rate advances, prepayment penalties for FHLB advances were $4.0 million for the year ended June 30, 2012 compared to none for the prior fiscal year end. Expenses reflected in other noninterest expense included continued higher costs associated with problem loan collection activities including, in particular, charges related to REO, which increased $843,000 or 82.1% to $1.9 million for the year ended June 30, 2011 from $1.0 million during the prior fiscal year.  Additionally, other noninterest expense included $4.5 million relating to the uninsured portion of a loss incurred due to a check kiting fraud.

Income Taxes.  For the year ended June 30, 2011, we recorded an income tax benefit of $13.3 million on a before tax loss of $28.0 million.  For the year ended June 30, 2010, we recorded an income tax benefit of $17.6 million on a before tax loss of $10.5 million.  These benefits are primarily due to the tax-free income received on our municipal leases, the tax-free gains on our business combinations, as well as our significant provision for loan losses which has reduced our earnings before income tax. In addition, the valuation allowance for deferred tax assets was reduced by $4.8 million in fiscal 2010.  As a result of our business combination with Industrial Federal in fiscal 2010, we determined that our future earnings ability was enhanced and solidified to the point that we met the more-likely-than not recognition threshold for certain longer-term deferred tax assets.  Therefore, we released our valuation allowance on those assets in 2010.  In addition, we performed a robust evaluation of our deferred tax assets at June 30, 2011.  As a result, given HomeTrust Bank’s strong historical earnings performance, projected earnings forecast, and tax planning strategies, we concluded that the more likely than not recognition threshold for deferred tax assets was met.

Asset/Liability Management

Our Risk When Interest Rates Change.  The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time.  Market interest rates change over time.  Our loans generally have longer maturities than our deposits.  Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities.  The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.  If interest rates rise, our net interest income could be reduced because interest paid on interest-bearing liabilities, including deposits and borrowings, could increase more quickly than interest received on interest-earning assets, including loans and other investments.  In addition, rising interest rates may hurt our income because they may reduce the demand for loans. In the alternative, if interest rates decrease, our net interest income could increase.

How We Measure Our Risk of Interest Rate Changes.  As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk.  In monitoring interest rate risk we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.  The board of directors sets the asset and liability policy of HomeTrust Bank, which is implemented by management and an asset/liability committee whose members include certain members of senior management.

The purpose of this committee is to communicate, coordinate and control asset/liability management consistent with our business plan and board approved policies.  The committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs.  The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals.

The committee generally meets on a quarterly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis and income simulations.  The committee recommends appropriate strategy changes based on this review.  The committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors at least quarterly.

Among the techniques we use to manage interest rate risk are: (i) increasing our portfolio of hybrid and adjustable-rate one- to four-family residential loans; (ii) maintaining a strong capital position, which provides for a favorable level of interest-earning assets relative to interest-bearing liabilities; and (iii) emphasizing less interest rate sensitive and lower-costing “core deposits.” We also maintain a portfolio of short-term or adjustable-rate assets and use fixed-rate Federal Home Loan Bank advances and brokered deposits to extend the term to repricing of our liabilities.

We consider the relatively short duration of our deposits in our overall asset/liability management process.  Should short-term rates increase, we have assets and liabilities that will increase with the market.  This is reflected in the small change in our PVE when rates increase (see the table below).  In addition, we have historically demonstrated an ability to maintain retail deposits through various interest rate cycles.  If local retail deposit rates increase dramatically, we also have access to wholesale funding through our lines of credit with the FHLB and Federal Reserve, as well as through the brokered deposit market to replace retail deposits, as needed.

Depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the committee may in the future determine to increase our interest rate risk position somewhat in order to maintain or increase our net interest margin.  In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our assets and liabilities portfolios can, during periods of stable or declining interest rates, provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates. As a result of this philosophy, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines due to differences between long- and short-term interest rates.

The committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and our present value equity (“PVE”), which is defined as the net present value of our existing assets and liabilities.  The committee also valuates these impacts against the potential changes in net interest income and market value of our portfolio equity that are monitored by the board of directors of HomeTrust Bank generally on a quarterly basis.

Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates.  The table presented here, as of June 30, 2012, is forward-looking information about our sensitivity to changes in interest rates.  The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities.  Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up and down 300 basis points.  Given the relatively low level of market interest rates, a PVE calculation for a decrease of greater than 100 basis points has not been prepared.  An increase in rates would negatively impact our PVE as a result of costs of deposit accounts increasing more rapidly than yields on loans due to the fixed rate nature of a large portion of our loan portfolio.  As rates rise, the market value of fixed rate assets generally declines due to both the rate increases and slowing prepayments. In addition, due to a number of loans in our loan portfolio with interest rate floors, our net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors.  Conversely, in a falling interest rate environment these interest rate floors will assist in maintaining our net interest income. As of June 30, 2012, our loans with interest rate floors totaled approximately $530.6 million and had a weighted average floor rate of 4.73%.

June 30, 2012
Change in Interest Rates in	Present Value Equity			PVE
Basis Points	Amount	$ Change	% Change	Ratio
(Dollars in Thousands)

+300	$168,600	$(73,354)	(30)%	10.51%
+200	188,614	(53,341)	(22)	11.48
+100	212,986	(28,969)	(12)	12.62
Base	241,955	-	-	13.91
-100	255,042	13,087	5	14.27

    In evaluating our exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered.  For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates.  Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above.  Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.  We consider all of these factors in monitoring our exposure to interest rate risk.

    The board of directors and management of HomeTrust Bank believe that certain factors afford HomeTrust Bank the ability to operate successfully despite its exposure to interest rate risk. HomeTrust Bank manages its interest rate risk by originating and retaining adjustable rate loans in its portfolio, by borrowing from the Federal Home Loan Bank to match the duration of our funding to the duration of originated fixed rated one- to four-family real estate loans held in portfolio and by selling on an ongoing basis certain currently originated fixed rate one- to four-family real estate loans.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business.  We rely on a number of different sources in order to meet its potential liquidity demands.  The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements.  As of June 30, 2012, HomeTrust Bank had an additional borrowing capacity of $294.5 million with the Federal Home Loan Bank of Atlanta, a $179.6 million line of credit with the Federal Reserve Bank of Richmond and a $5.0 million line of credit with another unaffiliated bank.  At June 30, 2012, we had $15.1 million in Federal Home Loan Bank advances outstanding and nothing outstanding under our other lines of credit.  Additionally, HomeTrust Bank has classified its securities portfolio as available for sale, providing an additional source of liquidity.  Management believes that our security portfolio is of high quality and the securities would therefore be marketable.  In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.  From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.  We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At June 30, 2012, the total approved loan commitments and unused lines of credit outstanding amounted to $60.0 million and $154.3 million, respectively, as compared to $67.5 million and $173.2 million, respectively, as of June 30, 2011.  Certificates of deposit scheduled to mature in one year or less at June 30, 2012, totaled $445.1 million.  It is management's policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with HomeTrust Bank.

    During fiscal 2012, cash and cash equivalents increased $190.1 million, or 548.4%, from $34.7 million as of June 30, 2011 to $224.8 million as of June 30, 2012, as a result of deposits held in escrow pending the close of the Conversion.  Cash provided by financing activities of $78.6 million and by operating activities of $8.3 million augmented cash provided by investing activities of $103.2 million.  Primary sources of cash for fiscal 2012 included proceeds from maturities of available for sale securities of $37.3 million, a decrease in loans of $53.3 million, and an increase in deposits of $201.6 million.  Primary uses of cash included purchases of securities available for sale of $12.5 million and repayments of Federal Home Loan Bank advances and other borrowings of $123.0 million.

    During fiscal 2011, cash and cash equivalents decreased $82.2 million, or 70.3%, from $116.8 million as of June 30, 2010 to $34.7 million as of June 30, 2011.  Cash provided from operating activities of $28.7 million was more than offset by cash used for financing activities of $91.1 million and cash used for investing activities of $19.8 million for the year ended June 30, 2011.  Primary sources of cash for fiscal 2011 included proceeds from sales and maturities of available for sale securities totaling $38.4 million, and an increase in FHLB advances of $24.0 million.  Primary uses of cash included net increases of portfolio loans totaling $23.2 million, decreases in deposits of $111.4 million, and purchases of certificates of deposit in other banks, net of maturities, of $19.7 million.

    Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.  Further, management is not aware of any current recommendations by regulatory agencies which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

    In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the year ended June 30, 2012, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

    A summary of our off-balance sheet commitments to extend credit at June 30, 2012, is as follows (in thousands):

Commitments to make loans	$59,696
Unused lines of credit	154,283
Total loan commitments	$213,979

Capital Resources

    HomeTrust Bank is subject to minimum capital requirements imposed by the OCC.  OCC regulations state that to be "adequately capitalized," an institution must have a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be "well capitalized," an institution must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.  As of June 30, 2012, HomeTrust Bank exceeded all regulatory capital requirements with leverage, Tier 1 risk-based capital and total risk-based capital ratios of 7.32%, 11.18%, and 12.45%, respectively.  Subsequent to June 30, 2012 the Conversion was completed and $104.2 million or 50% of the net proceeds were contributed to HomeTrust Bank as additional capital.  If the capital contribution had occurred as of June 30, 2012, HomeTrust Bank would have had leverage, Tier 1 risk-based capital and total risk-based capital ratios of 12.93%, 19.74%, and 21.01%, respectively.  Consistent with our goals to operate a sound and profitable organization, our policy is for HomeTrust Bank to maintain its “well-capitalized” status under the capital categories of the OCC.

    At June 30, 2012, equity totaled $172.5 million.  Management monitors the capital levels of HomeTrust Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.  Subject to favorable market conditions, it is currently our goal to continue to open additional branch offices in our market areas.  In addition, we are interested in pursuing opportunities to acquire other financial institutions, including FDIC-assisted transactions, and branches of financial institutions, in our market areas and in new markets, although we currently have no definitive plans or commitments regarding potential acquisition opportunities.

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

Recent Accounting Pronouncements

    For a discussion of recent accounting pronouncements, see Note 1 of the Notes to our Financial Statements beginning on page F-1 of Item 8 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises principally from interest rate risk inherent in our lending, investing, deposit and borrowings activities.  Management actively monitors and manages its interest rate risk exposure.  In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could have a potentially material effect on our financial condition and result of operations. The information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Liability Management” in this Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
HomeTrust Bank
Asheville, North Carolina

We have audited the accompanying consolidated balance sheets of HomeTrust Bank and Subsidiary (the “Bank”) as of June 30, 2012 and 2011 and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity capital and cash flows for the years ended June 30, 2012, 2011 and 2010.   These consolidated financial statements are the responsibility of the Bank’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeTrust Bank and Subsidiary at June 30, 2012 and 2011, and the results of their operations and their cash flows for the years ended June 30, 2012, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina
September 28, 2012

HOMETRUST BANK AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2012 and 2011
(Dollar amounts in thousands)

	June 30,
	2012	2011
Assets
Cash	$13,909	$12,556
Interest-bearing deposits	210,892	22,115
Certificates of deposit in other banks	108,010	118,846
Securities available for sale (amortized cost of $31,060 at June 30, 2012 and $59,028 at June 30, 2011)	31,335	59,016
Loans held for sale	10,787	4,570
Loans receivable	1,229,045	1,326,517
Allowance for loan losses	(35,100)	(50,140)
Loans, net	1,193,945	1,276,377
Premises and equipment, net	23,106	22,406
Federal Home Loan Bank stock, at cost	6,300	9,630
Accrued interest receivable	6,008	7,119
Real estate owned	16,130	13,857
Deferred income taxes	48,927	48,489
Other assets	50,707	42,662
TOTAL	$1,720,056	$1,637,643

Liabilities and Equity Capital
Deposits	$1,466,175	$1,264,585
Other borrowings	22,265	145,278
Capital lease obligations	2,024	2,031
Other liabilities	57,107	57,980
Total liabilities	1,547,571	1,469,874
Commitments and contingencies (See Note 13)
Retained earnings	140,937	136,410
Additional paid in capital	31,367	31,367
Accumulated other comprehensive income (loss)	181	(8)
Total equity capital	172,485	167,769
TOTAL	$1,720,056	$1,637,643

See notes to consolidated financial statements

HOMETRUST BANK AND SUBSIDIARY
Consolidated Statements of Income (Loss)
Years Ended June 30, 2012, 2011 and 2010
(Dollar amounts in thousands)

	June 30,
	2012	2011	2010
Interest and Dividend Income:
Loans	$65,656	$69,874	$67,374
Securities available for sale	413	1,016	1,444
Certificates of deposit and other interest-bearing deposits	1,331	1,135	2,435
Federal Home Loan Bank stock	91	62	47
Total interest and dividend income	67,491	72,087	71,300

Interest Expense:
Deposits	10,244	14,798	19,621
Other borrowings	1,534	5,731	5,996
Total interest expense	11,778	20,529	25,617

Net Interest Income	55,713	51,558	45,683
Provision for Loan Losses	15,600	42,800	38,600

Net Interest Income after Provision for Loan Losses	40,113	8,758	7,083

Noninterest Income:
Service charges on deposit accounts	2,679	2,929	2,986
Mortgage banking income and fees	3,846	3,211	2,692
Gain from sales of securities available for sale	-	430	191
Gain from business combination	-	5,844	17,391
Gain on sale of premises and equipment	1,503	-	-
Other	2,400	4,382	1,292
Total noninterest income	10,428	16,796	24,552

Noninterest Expense:
Salaries and employee benefits	21,679	22,065	26,177
Net occupancy expense	4,975	4,855	4,531
Marketing and advertising	1,546	2,317	1,373
Telephone, postage, and supplies	1,459	1,491	1,385
Deposit insurance premiums	2,097	2,193	2,003
Computer services	1,853	1,785	1,600
Loss on sale and impairment of real estate owned	3,040	3,825	205
Federal Home Loan Bank advance prepayment penalty	2,111	3,988	-
Other	7,901	11,035	4,897
Total noninterest expense	46,661	53,554	42,171

Income (Loss) Before Income Taxes	3,880	(28,000)	(10,536)
Income Tax Benefit	(647)	(13,263)	(17,577)

Net Income (Loss)	$4,527	$(14,737)	$7,041

See notes to consolidated financial statements

HOMETRUST BANK AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
Years Ended June 30, 2012, 2011 and 2010
(Dollar amounts in thousands)

	June 30,
	2012	2011	2010
Net Income (Loss)	$4,527	$(14,737)	$7,041
Other Comprehensive Income:
Unrealized holding gains (losses) on securities available for sale:
Reclassification of securities losses (gains) recognized in net income	-	(538)	-
Deferred income tax benefit (expense)	-	183	-
Gains (losses) arising during the period	286	(404)	285
Deferred income tax expense (benefit)	(97)	137	(97)
Total other comprehensive income (loss)	189	(622)	188
Comprehensive Income (Loss)	$4,716	$(15,359)	$7,229

See notes to consolidated financial statements

HOMETRUST BANK AND SUBSIDIARY
Consolidated Statements of Changes in Equity Capital
Years Ended June 30, 2012, 2011 and 2010
(Dollar amounts in thousands)

	Retained Earnings	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity Capital
Balance at June 30, 2009	$144,106	$-	$426	$144,532
Net income	7,041	-	-	7,041
Additional paid in capital from business combination	-	23,054	-	23,054
Other comprehensive income	-	-	188	188

Balance at June 30, 2010	$151,147	$23,054	$614	$174,815
Net loss	(14,737)	-	-	(14,737)
Additional paid in capital from business combination	-	8,313	-	8,313
Other comprehensive loss	-	-	(622)	(622)

Balance at June 30, 2011	$136,410	$31,367	$(8)	$167,769
Net income	4,527	-	-	4,527
Other comprehensive income	-	-	189	189

Balance at June 30, 2012	$140,937	$31,367	$181	$172,485

See notes to consolidated financial statements

HOMETRUST BANK AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended June 30, 2012, 2011 and 2010
(Dollar amounts in thousands)

	June 30,
	2012	2011	2010
Operating Activities:
Net income (loss)	$4,527	$(14,737)	$7,041
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	15,600	42,800	38,600
Depreciation	2,276	2,195	2,115
Deferred income tax benefit	(537)	(11,695)	(13,050)
Net amortization and accretion	(187)	(170)	(72)
Gain on sale of premises and equipment	(1,503)	-	-
Loss on sale and impairment of real estate owned	3,040	3,825	205
Gain from sales of securities available for sale	-	(430)	(191)
Gain from business combination	-	(5,844)	(17,391)
Gain on sale of loans held for sale	(2,900)	(2,729)	(2,079)
Origination of loans held for sale	(196,708)	(155,090)	(131,632)
Proceeds from sales of loans held for sale	193,391	160,009	143,881
Increase (decrease) in deferred loan fees, net	(853)	(285)	77
Decrease (increase) in accrued interest receivable and other assets	(8,238)	4,211	(4,980)
Decrease (increase) in income taxes receivable	1,304	2,839	(6,967)
Increase (decrease) in other liabilities	(873)	3,820	7,656
Net cash provided by operating activities	8,339	28,719	23,213

Investing Activities:
Purchase of securities available for sale	(12,539)	(35,260)	(16,828)
Proceeds from sales of securities available for sale	-	8,555	24,916
Proceeds from maturities of securities available for sale	37,332	29,833	22,000
Purchase of certificates of deposit in other banks	(35,816)	(103,057)	(96,314)
Maturities of certificates of deposit in other banks	46,652	83,351	103,491
Principal repayments of mortgage-backed securities	3,067	5,500	7,574
Net redemptions of Federal Home Loan Bank Stock	3,330	1,450	-
Net decrease (increase) in loans	53,296	(23,195)	(13,112)
Cash received from business combinations	-	8,190	22,815
Purchase of premises and equipment	(3,218)	(2,399)	(1,542)
Capital improvements to real estate owned	(316)	(696)	(237)
Proceeds from sales of premises and equipment	1,745	-	-
Proceeds from sale of real estate owned	9,688	7,925	1,822
Net cash provided by (used in) investing activities	103,221	(19,803)	54,585

See notes to consolidated financial statements

HOMETRUST BANK AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)
June 30, 2012 and 2011
(Dollar amounts in thousands)

	June 30,
	2012	2011	2010
Financing Activities:
Net increase (decrease) in deposits	$201,590	$(111,424)	$147,574
Net increase (decrease) in other borrowings	(112,013)	84,356	(147,501)
Repayment of long-term FHLB advances	(11,000)	(64,000)	-
Decrease in capital lease obligations	(7)	(7)	(7)
Net cash provided by (used in) financing activities	78,570	(91,075)	66
Net Increase (Decrease) in Cash and Cash Equivalents	190,130	(82,159)	77,864
Cash and Cash Equivalents at Beginning of Period	34,671	116,830	38,966
Cash and Cash Equivalents at End of Period	$224,801	$34,671	$116,830

Supplemental Disclosures:

Cash paid during the period for:
Interest	$11,981	$18,990	$25,648
Income taxes	97	52	2,475
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	189	(622)	188
Transfers of loans to real estate owned	16,137	13,473	17,857
Loans originated to finance the sale of real estate owned	1,452	6,209	3,611
Business combination:
Assets acquired	-	105,126	173,216
Liabilities assumed	-	90,969	132,771
Net assets acquired	-	14,157	40,445

See notes to consolidated financial statements

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

1.           Summary of Significant Accounting Policies

Description of Business – HomeTrust Bank (the “Bank”) is a federally chartered savings bank with twenty retail offices located in North Carolina. The current business of HomeTrust Bank is conducted through its seven operating divisions – HomeTrust Bank, Cherryville Federal Bank, Home Savings Bank of Eden, Industrial Federal Bank of Lexington, Shelby Savings Bank, Tryon Federal Bank, and Rutherford County Bank. All divisions operate under a single set of corporate policies and procedures and are recognized as a single banking segment for financial reporting purposes.

The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank effective July 10, 2012 (the “Conversion”). HomeTrust Bancshares, Inc., a Maryland corporation organized by the Bank, acquired all of the capital stock of the Bank issued in the Conversion; the transaction was recorded on a book value basis. The Conversion is discussed further in Note 17.

Accounting Principles – The accounting and reporting policies of HomeTrust Bank and subsidiary (the “Bank”) conform to accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation and Subsidiary Activities – The accompanying consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiary, Western North Carolina Service Corporation (“WNCSC”). WNCSC owns office buildings in Asheville, North Carolina that are leased to the Bank. All intercompany items have been eliminated.

Cash Flows – Cash and cash equivalents include cash and interest-bearing deposits with initial terms to maturity of ninety days or less.

Securities – The Bank classifies investment securities as trading, available for sale or held to maturity.

Securities available for sale are carried at fair value. Such securities are used to execute asset/liability management strategies, manage liquidity, and leverage capital, and therefore may be sold prior to maturity. Adjustments for unrealized gains or losses, net of the income tax effect, are made to accumulated other comprehensive income, a separate component of total equity capital.

Securities held to maturity are stated at cost, net of unamortized balances of premiums and discounts. When such securities are purchased, the Bank intends to and has the ability to hold such securities until maturity.

Declines in the fair value of individual securities available for sale or held to maturity below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than temporary impairment losses, the Bank considers among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of the unrealized loss, and in the case of debt securities, whether it is more likely than not that the Bank will be required to sell the security prior to a recovery.

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

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Allowance for Loan Losses—The allowance for loan losses is management’s estimate of probable credit losses that are inherent in the Bank’s loan portfolios at the balance sheet date. The allowance increases when the Bank provides for loan losses through charges to operating earnings and when the Bank recovers amounts from loans previously written down or charged off. The allowance decreases when the Bank writes down or charges off loan amounts that are deemed uncollectible.

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

For loans not considered impaired, management determines the allowance for loan losses based on estimated loss percentages that are determined by and applied to the various classes of loans that comprise the segments of the Bank’s loan portfolio. The estimated loss percentages by loan class are based on a number of factors that include by class (i) average historical losses over the past two years, (ii) levels and trends in delinquencies, impairments, and net charge-offs, (iii) trends in the volume, terms, and concentrations, (iv) trends in interest rates, (v) effects of changes in the Bank’s risk tolerance, underwriting standards, lending policies, procedures, and practices, and (vi) national and local business and economic conditions.

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

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

These loans remain as troubled debt restructurings until the loan has been paid in full or charged off. The Bank may place these loans on accrual or nonaccrual status depending on the individual facts and circumstances of the borrower. Generally, these loans are put on nonaccrual status until there is adequate performance that evidences the ability of the borrower to make the contractual payments. This period of performance is normally at least six months, and may include performance immediately prior to or after the modification, depending on the specific facts and circumstances of the borrower.

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

Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the 150% declining balance method and the straight-line method over the estimated useful lives which range from fifteen to forty years for buildings and three to ten years for furniture, fixtures, and equipment. Maintenance and repair costs are expensed as incurred.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Federal Home Loan Bank Stock—As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at June 30, 2012 and 2011.

Business Combinations—Effective July 1, 2009, the Bank adopted a new accounting standard which requires the acquisition method of accounting, formerly referred to as the purchase method, be used for all business combinations. An acquirer must be identified for each business combination, and the acquisition date is the date the acquirer achieves control. The acquisition method of accounting requires the Bank as acquirer to recognize the fair value of assets acquired and liabilities assumed at the acquisition date as well as recognize goodwill or a gain from a bargain purchase, if appropriate. In addition, the Bank recognizes the fair value of the acquired institution’s equity as a separate component to equity capital on the balance sheet as required for business combinations of mutual institutions. Any acquisition-related costs and restructuring costs are recognized as period expenses as incurred. Business combinations are discussed further in Note 2.

Purchased Performing Loans—The Bank accounts for performing loans acquired in business combinations using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded are fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the combination.

Purchased Impaired Loans—Purchased loans acquired in a business combination are recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses. Purchased impaired loans are accounted for under the Receivables topic of the Financial Accounting Standards Board Accounting Standards Codification when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Bank will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due and nonaccrual status. Purchased impaired loans generally meet the Bank’s definition of nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive impact on interest income over the remaining term of the loan. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

Additional Paid In Capital—Additional paid in capital consists of capital received from business combinations using the acquisition method of accounting for mutual institutions. See note 2 for a full description of these business combinations.

Income Taxes—The Bank accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence.

The Bank recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of June 30, 2012 and June 30, 2011, there were no accruals for

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

uncertain tax positions and no accruals for interest and penalties. The Bank and its subsidiary file a consolidated United States federal income tax return, as well as separate unconsolidated North Carolina state income tax returns. The Bank’s filed income tax returns are no longer subject to examination by taxing authorities for years before June 30, 2009.

Comprehensive Income (Loss)—Comprehensive income consists of net income (loss) and net unrealized gains (losses) on securities available for sale and is presented in the consolidated statements of comprehensive income (loss).

Derivative Instruments and Hedging—The Bank recognizes all derivatives as either assets or liabilities in the balance sheet, and measures those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. Loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments. The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). The Bank also enters into forward sales commitments for the mortgage loans underlying the rate lock commitments. The fair values of these two derivative financial instruments are collectively insignificant to the consolidated financial statements.

Use of Estimates in Financial Statements—The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications—Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the statement presentation for 2012. Such reclassifications have no effect on net income or retained earnings as previously reported.

Recent Accounting Pronouncements— Accounting Standards Update (“ASU”) 2011-02. In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The provisions of this standard were effective for the first interim or annual period beginning on or after June 15, 2011. The Bank’s adoption of this ASU did not have a material effect on its consolidated financial statements.

ASU 2011-03- In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The ASU amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 was effective for the Bank’s reporting period beginning on or after December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date. The Bank’s adoption of this ASU did not have a material effect on its consolidated financial statements.

ASU 2011-04 – In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”). The amendments improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and IFRSs. The effective date is the first interim or annual period beginning on or after December 15, 2011. Early application is not permitted. The adoption of the new guidance did not have a significant impact on the Bank’s consolidated financial statements.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

ASU 2011-05 – In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments improve the comparability, consistency and transparency of financial reporting to increase the prominence of items reported on other comprehensive income. The effective date is the first interim or annual period beginning on or after December 15, 2011. Early application is permitted. The adoption of the new guidance did not have a significant impact on the Bank’s consolidated financial statements.

ASU 2011-11 – In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between US GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The adoption of the new guidance is not expected to have an impact on the Bank’s consolidated financial statements.

ASU 2011-12 – In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011- 05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. The adoption of the new guidance is not expected to have a significant impact on the Bank’s consolidated financial statements.

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

The carrying amount of acquired loans from Cherryville as of October 1, 2010 consisted of purchased performing loans and purchased impaired loans as detailed in the following table:

	Purchased Performing Loans	Purchased Impaired Loans	Total Loans
One to four family loans	$44,813	$2,094	$46,907
Commercial real estate loans	7,433	55	7,488
Home equity lines of credit	3,130	202	3,332
Commercial loans	823	205	1,028
Consumer loans	282	-	282
Total	$56,481	$2,556	$59,037

The following table presents the purchased performing loans and purchased impaired loans receivable for Cherryville at June 30, 2012, June 30, 2011, and October 1, 2010 (the combination date). The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond:

	Purchased Performing Loans
	June 30, 2012	June 30, 2011	October 1, 2010
Contractually required principal payments receivable	$36,770	$44,987	$56,445
Fair value adjustment for credit, interest rate, and liquidity	82	85	36
Fair value of purchased loans receivable	$36,852	$45,072	$56,481

	Purchased Impaired Loans
	June 30, 2012	June 30, 2011	October 1, 2010
Contractually required principal payments receivable	$1,608	$2,812	$2,992
Non-accretable fair value adjustment	(238)	(416)	(436)
Fair value of purchased loans receivable	$1,370	$2,396	$2,556

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Bank has not disclosed any additional information regarding the accretable and non accretable fair value adjustments for the purchased performing and purchased impaired loans above because they are considered immaterial.

Effective January 31, 2010, the Bank completed a business combination with Industrial Federal Savings Bank (Industrial) of Lexington, NC. Industrial was a mutually-chartered savings bank operating three full service banking offices in Davidson County, NC. This business combination was accounted for under the acquisition method of accounting. The acquired assets, assumed liabilities, and identifiable intangible assets were recorded at their respective acquisition date fair values. The Bank recognized $23,054 as the fair value of Industrial’s equity as a separate component to equity capital as required for business combinations of mutual institutions. In determining this fair value, both the market approach and the income approach were used and weighted as deemed appropriate for the valuation of a mutual institution. The fair value of Industrial’s equity was less than the fair value of net assets due to its distinct characteristics as a mutual institution and current market conditions that had an overall negative impact on the valuation of financial institutions. As a result, the Bank recorded a gain of $17,391.  The statement of net assets as of the effective date is presented in the following table:

Net assets acquired at fair value from the business combination with Industrial:	As of January 31, 2010
Cash and cash equivalents	$22,815
Investment securities	53,237
Loans, net	88,810
Premises and equipment	2,189
Other assets	5,595
Core deposit intangible	570
Deposits	(129,049)
Other liabilities	(3,722)
Total identifiable net assets at fair value	40,445
Fair value of the equity of Industrial	23,054
Gain on business combination	$17,391

The purchase accounting adjustments related to investments, loans, and deposits are being accreted or amortized into income using methods that approximate a level yield over their respective estimated lives. Purchase accounting adjustments related to core deposit intangibles are being amortized and recorded as noninterest expense over their respective estimated lives using accelerated methods.

The carrying amount and fair value of acquired loans from Industrial as of January 31, 2010 consisted of the following:

	Purchased Performing Loans	Fair Value Adjustments	Fair Value of Purchased Performing Loans
One to four family loans	$87,273	$(1,617)	$85,656
Multifamily loans	1,179	4	1,183
Commercial real estate loans	856	7	863
Home equity lines of credit	468	36	504
Consumer loans	610	(6)	604
Total	$90,386	$(1,576)	$88,810

The remaining fair value adjustments for loans as of June 30, 2012, and June 30, 2011 were $968 and $1,229, respectively. The Bank did not purchase any material impaired loans related to this business combination with Industrial.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

3.           Securities Available for Sale

Securities available for sale consist of the following:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$6,102	$2	$(2)	$6,102
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	24,958	286	(11)	25,233
Total	$31,060	$288	$(13)	$31,335
	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$37,494	$31	$(121)	$37,404
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	21,534	131	(53)	21,612
Total	$59,028	$162	$(174)	$59,016

Debt securities available for sale by contractual maturity are shown below. Mortgage-backed securities are not included in the maturity categories because they do not have a single maturity date.

	June 30, 2012
	Amortized Cost	Estimated Fair Value
Due within one year	$6,000	$6,002
Due after one year through five years	102	100
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	24,958	25,233
Total	$31,060	$31,335

	June 30, 2011
	Amortized Cost	Estimated Fair Value
Due within one year	$8,002	$8,003
Due after one year through five years	18,663	18,642
Due after five years through ten years	6,198	6,140
Due after ten years	4,631	4,619
Mortgage-backed securities	21,534	21,612
Total	$59,028	$59,016

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Gross proceeds and gross realized gains and losses from sales of securities recognized in net income follow:

	June 30,
	2012	2011	2010
Gross proceeds from sales of securities	$-	$8,555	$24,916
Gross realized gains from sales of securities	-	443	239
Gross realized losses from sales of securities	-	13	48

Securities available for sale at cost of $15,563 and $10,081 (market value of $15,727 and $10,103) at June 30, 2012 and June 30, 2011, respectively, were pledged as collateral to secure various public deposits and retail repurchase agreements.

The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2012 and June 30, 2011 are as follows:

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$-	$-	$100	$(2)	$100	$(2)
Residential Mortgage- backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	2,908	(8)	100	(3)	3,008	(11)
Total	$2,908	$(8)	$200	$(5)	$3,108	$(13)

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$20,304	$(121)	$-	$-	$20,304	$(121)
Residential Mortgage- backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	10,278	(52)	63	(1)	10,341	(53)
Total	$30,582	$(173)	$63	$(1)	$30,645	$(174)

The total number of securities with unrealized losses at June 30, 2012 and June 30, 2011 were 22 and 71, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities until a recovery of value or maturity, and the decline in fair value is largely due to decreases in market interest rates. The Bank had no other than temporary impairment losses during the years ended June 30, 2012, 2011, or 2010.

The Bank, as a member of the FHLB, is required to maintain an investment in FHLB capital stock. No ready market exists for the FHLB stock and the carrying value approximates its fair value based on the redemption provisions of the FHLB.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

4.           Loans

Loans consist of the following:

	June 30,
	2012	2011

One to four family	$620,486	$610,528
Home equity lines of credit	143,052	156,720
Construction and land/lots	53,572	68,199
Consumer	3,819	4,265
Total retail consumer loans	820,929	839,712
Commercial loans:
Commercial real estate	238,644	269,449
Construction and development	42,362	79,458
Commercial and industrial	14,578	19,250
Municipal leases	115,516	122,921
Total commercial loans	411,100	491,078
Total loans	1,232,029	1,330,790
Less:
Allowance for loan and lease losses	(35,100)	(50,140)
Deferred loan fees, net	(1,860)	(2,713)
Discount on loans from business combination	(1,124)	(1,560)
Loans, net	$1,193,945	$1,276,377

The Bank’s total loans by segment, class, and grade follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2012
Retail consumer loans:
One to four family	$553,457	$9,305	$55,338	$2,366	$20	$620,486
Home equity lines of credit	134,959	1,267	5,620	1,204	2	143,052
Construction and land/lots	48,759	704	3,084	1,025	-	53,572
Consumer	3,563	55	159	39	3	3,819
Commercial loans:
Commercial real estate	195,372	16,291	25,958	1,023	-	238,644
Construction and development	20,074	5,739	16,406	142	1	42,362
Commercial and industrial	9,818	1,073	3,527	157	3	14,578
Municipal leases	113,829	633	1,054	-	-	115,516
Total loans	$1,079,831	$35,067	$111,146	$5,956	$29	$1,232,029

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2011
Retail consumer loans:
One to four family	$546,232	$5,922	$58,328	$46	$-	$610,528
Home equity lines of credit	147,769	907	7,903	141	-	156,720
Construction and land/lots	60,040	814	7,345	-	-	68,199
Consumer	3,873	115	254	15	8	4,265
Commercial loans:
Commercial real estate	217,701	26,090	25,646	12	-	269,449
Construction and development	28,789	7,070	43,599	-	-	79,458
Commercial and industrial	15,240	1,017	2,836	157	-	19,250
Municipal leases	121,551	547	823	-	-	122,921
Total loans	$1,141,195	$42,482	$146,734	$371	$8	$1,330,790

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Bank’s total loans by segment, class, and delinquency status follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2012
Retail consumer loans:
One to four family	$10,532	$11,629	$22,161	$598,325	$620,486
Home equity lines of credit	388	2,613	3,001	140,051	143,052
Construction and land/lots	789	1,405	2,194	51,378	53,572
Consumer	54	35	89	3,730	3,819
Commercial loans:
Commercial real estate	4,188	6,071	10,259	228,385	238,644
Construction and development	331	6,001	6,332	36,030	42,362
Commercial and industrial	155	266	421	14,157	14,578
Municipal leases	-	-	-	115,516	115,516
Total loans	$16,437	$28,020	$44,457	$1,187,572	$1,232,029

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2012
Retail consumer loans:
One to four family	$13,569	$15,082	$28,651	$581,877	$610,528
Home equity lines of credit	824	1,984	2,808	153,912	156,720
Construction and land/lots	594	2,766	3,360	64,839	68,199
Consumer	4	22	26	4,239	4,265
Commercial loans:
Commercial real estate	2,594	8,045	10,639	258,810	269,449
Construction and development	1,511	15,788	17,299	62,159	79,458
Commercial and industrial	19	2	21	19,229	19,250
Municipal leases	-	474	474	122,447	122,921
Total loans	$19,115	$44,163	$63,278	$1,267,512	$1,330,790

The Bank’s recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follow:

	June 30, 2012		June 30, 2011
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing

One to four family	$27,659	$-	$17,821	$-
Home equity lines of credit	4,781	-	2,536	-
Construction and land/lots	3,437	-	2,766	-
Consumer	76	-	23	-
Commercial loans:
Commercial real estate	15,008	-	8,197	-
Construction and development	12,583	-	16,620	-
Commercial and industrial	637	-	40	-
Municipal leases	-	-	474	-
Total loans	$64,181	$-	$48,477	$-

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

An analysis of the allowance for loan losses follows:

	June 30,
	2012	2011	2010
Balance at beginning of period	$50,140	$41,713	$24,996
Provision for loan losses	15,600	42,800	38,600
Charge-offs	(32,812)	(35,330)	(22,120)
Recoveries	2,172	957	237
Balance at end of period	$35,100	$50,140	$41,713

An analysis of the allowance for loan losses by segment follows:

	June 30, 2012			June 30, 2011
	Retail Consumer	Commercial	Total	Retail Consumer	Commercial	Total
Balance at beginning of period	$23,538	$26,602	$50,140	$14,748	$26,965	$41,713
Provision for loan losses	14,021	1,579	15,600	15,404	27,396	42,800
Charge-offs	(16,749)	(16,063)	(32,812)	(6,835)	(28,495)	(35,330)
Recoveries	362	1,810	2,172	221	736	957
Balance at end of period	$21,172	$13,928	$35,100	$23,538	$26,602	$50,140

During the year ended June 30, 2012, the Bank revised its calculation for the allowance for loan losses to better reflect the risks within each loan class.  These enhancements included:  1) dividing the land loan category previously used by the Bank into two classes:  retail consumer construction and land/lots loans and commercial construction and development loans; 2) adding new concentration adjustments for Cherryville and Industrial pre-combination loans; and 3) adjusting the qualitative factors on most of the loan classes to better reflect the overall risk in each  class as a result of  changes in the quantitative factors based on net historical charge-offs.  In addition, the Bank changed its impairment methodology per regulatory guidance which increased its charge offs for the year ended June 30, 2012 and decreased the allowance for loan losses for loans individually evaluated for impairment as of June 30, 2012.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Bank’s ending balances of loans and the related allowance, by segment and class, follows:

	Allowance for Loan Losses			Total Loans Receivable
	Loans individually evaluated for impairment	Loans Collectively Evaluated	Total	Loans individually evaluated for impairment	Loans Collectively Evaluated	Total
June 30, 2012
Retail consumer loans:
One- to four-family	$596	$13,961	$14,557	$36,011	$584,475	$620,486
Home equity	238	3,293	3,531	4,382	138,670	143,052
Construction and land/lots	68	2,887	2,955	3,772	49,800	53,572
Consumer	2	127	129	3	3,816	3,819
Commercial loans:
Commercial real estate	407	6,047	6,454	20,266	218,378	238,644
Construction and development	154	6,099	6,253	14,389	27,973	42,362
Commercial and industrial	111	204	315	2,965	11,613	14,578
Municipal leases	-	906	906	-	115,516	115,516
Total	$1,576	$33,524	$35,100	$81,788	$1,150,241	$1,232,029

June 30, 2011
Retail consumer loans:
One- to four-family	$3,240	$10,868	$14,108	$29,319	$581,209	$610,528
Home equity	623	3,087	3,710	6,310	150,410	156,720
Construction and land/lots	1,489	4,018	5,507	4,842	63,357	68,199
Consumer	-	213	213	-	4,265	4,265
Commercial loans:
Commercial real estate	1,997	7,430	9,427	21,203	248,246	269,449
Construction and development	10,712	4,887	15,599	41,126	38,332	79,458
Commercial and industrial	176	277	453	2,823	16,427	19,250
Municipal leases	-	1,123	1,123	-	122,921	122,921
Total	$18,237	$31,903	$50,140	$105,623	$1,225,167	$1,330,790

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Bank’s impaired loans and the related allowance, by segment and class, follows:

	Total Impaired Loans
	With a Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance
June 30, 2012
Retail consumer loans:
One to four family	$7,787	$32,802	$40,589	$685
Home equity lines of credit	1,163	4,093	5,256	256
Construction and land/lots	462	3,440	3,902	75
Consumer	73	3	76	4
Commercial loans:
Commercial real estate	2,281	18,214	20,495	413
Construction and development	1,616	13,461	15,077	289
Commercial and industrial	501	2,779	3,280	115
Municipal leases	-	-	-	-
Total impaired loans	$13,883	$74,792	$88,675	$1,837

June 30, 2011
Retail consumer loans:
One to four family	$28,467	$15,297	$43,764	$3,748
Home equity lines of credit	3,168	3,680	6,848	646
Construction and land/lots	4,662	2,199	6,861	1,733
Consumer	23	-	23	2
Commercial loans:
Commercial real estate	9,952	12,176	22,128	2,041
Construction and development	25,329	16,412	41,741	10,786
Commercial and industrial	278	2,564	2,842	176
Municipal leases	710	-	710	10
Total impaired loans	$72,589	$52,328	$124,917	$19,142

The table above includes $6,887 and $19,294, of impaired loans that were not individually evaluated at June 30, 2012 and June 30, 2011, respectively, because these loans did not meet the Bank’s threshold for individual impairment evaluation. The recorded allowance above includes $261 and $905 related to these loans that were not individually evaluated at June 30, 2012 and June 30, 2011, respectively.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Bank’s average recorded investment in impaired loans, period end unpaid principal balance and interest income recognized on impaired loans follows:

	June 30, 2012			June 30, 2011
	Average Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Average Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Retail consumer loans:
One to four family	$42,829	$41,006	$1,799	$30,292	$32,475	$1,070
Home equity lines of credit	5,531	8,329	208	6,460	7,551	184
Construction and land/lots	4,926	8,244	253	5,567	7,535	142
Consumer	48	98	1	-	-	-
Commercial loans:
Commercial real estate	21,249	25,679	1,184	23,965	29,150	964
Construction and development	26,994	23,070	763	50,623	61,519	1,307
Commercial and industrial	3,138	4,535	218	2,868	3,862	161
Municipal leases	531	-	-	-	-	-
Total loans	$105,246	$110,961	$4,426	$119,775	$142,092	$3,828

The Bank’s loans that were performing under the terms of troubled debt restructurings (TDRs) that were excluded from nonaccruing loans above follow:

	June 30,
	2012	2011
Performing restructured loans included in impaired loans	$20,588	$49,379

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

For the year ended June 30, 2012, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One to four family	27	$9,347	$9,057
Home equity lines of credit	3	83	81
Construction and land/lots	2	175	171
Consumer	-	-	-
Commercial:
Commercial real estate	1	285	280
Construction and development	2	760	254
Commercial and industrial	-	-	-
Municipal leases	-	-	-
Total	35	$10,650	$9,843

Extended payment terms:
Retail consumer:
One to four family	15	$1,784	$1,738
Home equity lines of credit	2	73	70
Construction and land/lots	-	-	-
Consumer	-	-	-
Commercial:
Commercial real estate	3	965	891
Construction and development	2	2,694	2,694
Commercial and industrial	3	106	100
Municipal leases	-	-	-
Total	25	$5,622	$5,493

Other TDRs:
Retail consumer:
One to four family	12	$2,261	$2,348
Home equity lines of credit	1	35	35
Construction and land/lots	1	181	170
Consumer	-	-	-
Commercial:
Commercial real estate	7	2,786	2,435
Construction and development	7	2,827	1,704
Commercial and industrial	-	-	-
Municipal leases	-	-	-
Total	28	$8,090	$6,692

Total	88	$24,362	$22,028

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents loans that were modified as TDRs within the previous twelve months and for which there was a payment default during the year ended June 30, 2012.

	Year Ended June 30, 2012
Below market interest rate:	Number of Loans	Recorded Investment
Retail consumer:
One to four family	8	$2,713
Home equity lines of credit	-	-
Construction and land/lots	-	-
Consumer	1	55
Commercial:
Commercial real estate	-	-
Construction and development	-	-
Commercial and industrial	-	-
Municipal leases	-	-
Total	9	$2,768
Extended payment terms:
Retail consumer:
One to four family	5	$501
Home equity lines of credit	-	-
Construction and land/lots	-	-
Consumer	-	-
Commercial:
Commercial real estate	-	-
Construction and development	2	2,694
Commercial and industrial	-	-
Municipal leases	-	-
Total	7	$3,195
Other TDRs:
Retail consumer:
One to four family	3	$404
Home equity lines of credit	-	-
Construction and land/lots	1	171
Consumer	-	-
Commercial:
Commercial real estate	4	640
Construction and development	1	531
Commercial and industrial	-	-
Municipal leases	-	-
Total	9	$1,746

Total	25	$7,709

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

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

5.           Premises and Equipment

Premises and equipment consist of the following:

	June 30,
	2012	2011
Land	$5,720	$5,219
Land held under capital lease	2,052	2,052
Office buildings	25,855	25,350
Furniture, fixtures and equipment	11,521	11,816
Total	45,148	44,437
Less accumulated depreciation	(22,042)	(22,031)
Premises and equipment, net	$23,106	$22,406

6.           Accrued Interest Receivable

Accrued interest receivable consists of the following:

	June 30
	2012	2011
Loans	$5,871	$6,860
Securities available for sale	42	160
Other	95	99
Total	$6,008	$7,119

7.           Deposit Accounts

Deposit accounts consist of the following:

			Weighted Average Interest Rates
	June 30		June 30
	2012	2011	2012	2011
Noninterest-bearing accounts	$57,109	$48,464	0.00%	0.00%
NOW accounts	173,574	155,500	0.19%	0.23%
Money market accounts	257,865	247,010	0.39%	0.66%
Savings accounts	347,669	75,921	0.17%	0.54%
Certificates of deposit	629,958	737,690	1.22%	1.40%
Total	$1,466,175	$1,264,585	0.66%	1.00%

Maturities of certificates of deposit are as follows:

	June 30, 2012	June 30, 2011
Within 1 year	$445,111	$544,068
1 year to 2 years	87,122	108,839
2 years to 3 years	36,276	29,947
3 years to 4 years	31,046	17,491
4 years to 5 years	30,403	37,345
Total	$629,958	$737,690

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Certificates of deposit with balances of $100 or greater totaled $302,246 and $378,968 at June 30, 2012 and June 30, 2011, respectively. Generally, deposit amounts in excess of $250,000 are not federally insured.

Interest expense on deposits consists of the following:

	June 30,
	2012	2011	2010
NOW accounts	$320	$457	$546
Money market accounts	1,397	1,852	2,194
Savings accounts	314	508	462
Certificates of deposit	8,213	11,981	16,419
Total	$10,244	$14,798	$19,621

In December 2010, the Bank incurred a loss of approximately $4,500 related to a check kiting scheme by one of its customers. This loss is included in other expense on the consolidated statements of income for June 30, 2011.

8.           Other borrowings

Other borrowings consist of the following:

	June 30,
	2012		2011
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Advances from the Federal Home Loan Bank of Atlanta (FHLB) maturing:
Within one year	$-	0.00%	$113,000	0.15%
One year to five years	80	2.00%	11,085	5.99%
Five to ten years	15,000	4.96%	15,000	4.96%
Retail repurchase agreements	7,185	0.24%	6,193	0.43%
Total	$22,265	3.43%	$145,278	1.11%

All FHLB advances have fixed rates for the remaining term. All other borrowings have variable interest rates. $15,000 of FHLB advances are subject to calls at par at the option of the FHLB.

Securities available for sale with costs totaling $11,868 and $8,553 (market value of $11,931 and $8,602) were pledged as collateral for the retail repurchase agreements at June 30, 2012 and June 30, 2011. All qualifying first mortgage loans, home equity lines of credit, and FHLB Stock were pledged as collateral to secure the FHLB advances.

In June 2012, the Bank prepaid $11,000 of FHLB advances with maturity dates between February 2016 and March 2016 and a weighted average interest rate of 6.02%. In June 2011, the Bank prepaid $64,000 of FHLB advances with maturity dates between July 2012 and July 2014 and a weighted average interest rate of 4.47%. The Bank incurred prepayment penalties on these transactions of $2,111 and $3,988, respectively, which is disclosed in the consolidated statements of income.

9.           Capital lease obligations

The Bank currently leases land for one of its retail office locations under a capital lease. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected as capital lease obligations on the accompanying balance sheets, because the lease has been deemed to have a bargain

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

purchase option. Included in premises and equipment at June 30, 2012 and June 30, 2011 is $2,052 as the capitalized cost of the leased land.

Aggregate future minimum lease payments due under this capital lease obligation are as follows:

Fiscal year ending:	June 30, 2012
2013	$112
2014	122
2015	123
2016	123
2017-2029	3,052
Total minimum lease payments	3,532
Less: amount representing interest	(1,508)
Present value of net minimum lease payments	$2,024

10.          Income Taxes

Income tax expense (benefit) consists of:

	June 30,
	2012	2011	2010
Current:
Federal	$(118)	$(1,619)	$(4,410)
State	8	51	62
Total current benefit	(110)	(1,568)	(4,348)
Deferred:
Federal	(769)	(9,664)	(11,238)
State	232	(2,031)	(1,991)
Total deferred benefit	(537)	(11,695)	(13,229)
Total income tax benefit	$(647)	$(13,263)	$(17,577)

Income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations before income taxes as a result of the following:

	Year Ended June 30,
	2012		2011		2010
	$	Rate	$	Rate	$	Rate

Tax at federal income tax rate	$1,319	34%	$(9,520)	(34)%	$(3,582)	(34)%
Increase (decrease) resulting from:
Tax exempt income	(2,136)	(55)	(2,049)	(7)	(2,051)	(20)
Gain from business combination	-	-	(1,987)	(7)	(5,913)	(56)
Change in valuation allowance for deferred tax assets, allocated to income tax expense	28	1	2,028	7	(4,758)	(45)
State tax, net of federal benefit	156	4	(1,306)	(5)	(1,273)	(12)
Other	(14)	(1)	(429)	(1)	-	-
Total	$(647)	(17)%	$(13,263)	(47)%	$(17,577)	(167)%

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at June 30, 2012 and 2011 are presented below:

	June 30,
	2012	2011
Deferred tax assets:
Alternative minimum tax credit	$3,422	$3,481
Allowance for loan losses	13,281	18,996
Deferred compensation and post-retirement benefits	17,067	17,066
Accrued vacation and sick leave	361	578
Impairments on real estate owned	1,177	1,145
Capital loss carryforward	579	899
Net operating loss carryforward	16,920	10,529
Discount from business combination	571	771
Other	896	454
Total gross deferred tax assets	54,274	53,919
Less valuation allowance	(2,570)	(2,542)
Deferred tax assets	51,704	51,377

Deferred tax (liabilities):
Depreciable basis of fixed assets	(1,257)	(1,425)
Deferred loan fees	(546)	(541)
FHLB stock, book basis in excess of tax	(777)	(777)
Unrealized gain on securities available for sale	(93)	-
Other	(104)	(145)
Total gross deferred tax liabilities	(2,777)	(2,888)
Net deferred tax assets	$48,927	$48,489

The Bank’s has net operating loss carry forwards of $43.7 million and $25.6 million as of June 30, 2012 and June 30, 2011, respectively, with a recorded tax benefit of $16.9 million and $10.5 million included in deferred tax assets. These loss carryforwards will begin to expire for federal tax purposes as of June 30, 2031.

The valuation allowance for deferred tax assets as of June 30, 2012 and 2011 was $2,570 and $2,542, respectively. The net change in the total valuation allowance for June 30, 2012 and 2011 was $28 and $2,028, respectively, which relates primarily to North Carolina state income taxes due to limitations on state net operating loss carry forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management performed a robust evaluation of the Bank’s deferred tax assets at June 30, 2012 and June 30, 2011. Management considered all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial performance in making this assessment. Negative evidence considered included the Bank’s pre-tax losses and relatively high net loan chargeoffs during the past several years. Positive evidence considered included the Bank’s history of generating taxable income, no prior history of generating loss carry forwards or expiration of loss carry forwards, its regulatory “well capitalized” status, the long-term nature of the deferred compensation deferred tax asset, its improving credit quality indicators, and its ability to sell its municipal lease portfolio to convert current tax-free income to future taxable income. Based upon this evaluation, management believes there is more positive evidence than negative evidence and it is more likely than not the Bank will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2012 and June 30, 2011. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if negative trends occur with credit quality and earnings during the carryforward period.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Retained earnings at June 30, 2012 and 2011 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank.

Income tax returns subsequent to 2008 are subject to examination by the taxing authorities.

11.          Employee Benefit Plans

The Bank has a 401(k) savings/profit-sharing plan for its employees. The Bank matches employee contributions dollar for dollar up to 6% of each employee’s compensation. The Bank may also make discretionary profit sharing contributions for the benefit of all eligible participants as long as total contributions do not exceed applicable limitations. Employees become fully vested in the Bank’s contributions after six years of service. The Bank’s expense for 401(k) contributions to this plan was $320, $450, and $200 for the years ended June 30, 2012, 2011, and 2010, respectively.

Post-retirement health care benefits are provided to certain key officers under the Bank’s Executive Medical Care Plan (“EMCP”). The EMCP is unfunded and is not qualified under the Internal Revenue Code. Plan expense (benefit) for the years ended June 30, 2012, 2011, and 2010 was $197, ($766), and $608, respectively. The decrease in expense for 2011 was due to a change in the cost estimate of the rate of increase of future medical care premiums for certain participants in the plan. Total accrued expenses related to this plan included in other liabilities were $4,846 and $4,755, respectively, as of June 30, 2012 and 2011.

As part of the business combination discussed in Note 2, the Cherryville Federal Savings and Loan Employees’ Pension Plan was terminated effective December 31, 2010. At that date, total assets in this plan were $981 which equaled the lump sum benefits to be paid to participants. Distribution of these benefits was made in December 2011.

12.          Deferred Compensation Agreements

The Bank’s Director Emeritus Plans (“Plans”) provides certain benefits to future Emeritus Directors for providing current advisory services to the Bank. The Plans are unfunded and are not qualified under the Internal Revenue Code. Plan benefits vary by participant and are payable to a designated beneficiary in the event of death. The Bank records an expense based on the present value of expected future benefits. The Plans were revised during 2011 and 2010 to add new participants and change future benefits. These revisions were approved by the Board of Directors. Plan expenses for the years ended June 30, 2012, 2011, and 2010 were $553, $2,369, and $5,108 respectively. Total accrued expenses related to these plans included in other liabilities were $11,700 and $11,731, respectively, as of June 30, 2012 and 2011.

The Bank has deferred compensation agreements with certain members of the Bank’s Board of Directors. The future payments related to these agreements are to be funded with life insurance contracts which are payable to the Bank in the event of the director’s death. For the years ended June 30, 2012, 2011, and 2010 deferred compensation expense including the net cost of the insurance contracts was ($82), $43, and $250, respectively.

The net cash surrender value of the related life insurance policies and deferred compensation liability are detailed below:

	June 30,
	2012	2011
Net cash surrender value of life insurance, included in other assets	$6,533	$6,123
Deferred compensation liability, included in other liabilities	1,931	2,103

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Long term deferred compensation and supplemental retirement plans are provided to certain key current and former officers. These plans are unfunded and are not qualified under the Internal Revenue Code. The benefits will vary by participant and are payable to a designated beneficiary in the event of death. These plans were revised during 2011 and 2010 to add new participants and change future benefits. These revisions were approved by the Board of Directors. Plan expenses for the years ended June 30, 2012, 2011, and 2010 were $1,155, $1,681, and $3,608, respectively. Total accrued expenses related to these plans included in other liabilities were $20,386 and $19,931, respectively, as of June 30, 2012 and 2011.

In addition, the Bank has a deferred compensation plan provided to certain officers and directors. The plan allows the participants to defer any of their annual compensation, including bonus payments, up to the maximum allowed for each participant. The plan is unfunded and is not qualified under the Internal Revenue Code. Plan expenses for the years ended June 30, 2012, 2011, and 2010 were $260, $254, and $257 respectively. The total deferred compensation plan payable included in other liabilities was $5,679 and $5,369 June 30, 2012 and 2011.

13.          Commitments and Contingencies

Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At June 30, 2012 and June 30, 2011, respectively, loan commitments (excluding $14,960 and $22,518 of undisbursed portions of construction loans) totaled $44,736 and $45,074 of which $5,322 and $13,625 were variable rate commitments and $39,413 and $31,449 were fixed rate commitments. The fixed rate loans had interest rates ranging from 2.75% to 5.125% at June 30, 2012 and 3.59% to 5.75% at June 30, 2011, and terms ranging from 6 to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $154,283 and $173,164. These amounts represent the Bank’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Bank commits to its borrowers. The Bank has freestanding derivative instruments consisting of commitments to originate fixed rate conforming loans and commitments to sell fixed rate conforming loans on a best efforts basis. The fair value of these commitments was not material at June 30, 2012 or June 30, 2011.

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

Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System. The daily average calculated cash reserve required as of June 30, 2012 and 2011 was $1,466 and $8,492, respectively, which was satisfied by vault cash and balances held at the Federal Reserve.

Guarantees – Standby letters of credit obligate the Bank to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Bank are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of June 30, 2012 and June 30, 2011 were $75 and $1,301. The Bank recorded a $375 liability for the current carrying amount of the obligation to perform as guarantor at June 30, 2011. There was no liability recorded for these letters of credit at June 30, 2012.

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Litigation – The Bank is involved in legal actions in the normal course of business. Management, based on advice of counsel, does not expect significant losses from current litigation that would be significant to the financial condition of the Bank.

14.          Capital

To be categorized as well capitalized, the Bank must maintain various minimum capital ratios established by banking regulators. Failure of the Bank to maintain these minimum capital ratios may be deemed to constitute an unsafe and unsound banking practice and could subject the Bank to regulatory action. In February 2012, the Bank’s primary regulator, the Office of the Comptroller of the Currency (“OCC”), issued to the Bank an Individual Minimum Capital Requirement (“IMCR”) requiring the Bank to maintain a Tier I (leverage) capital to adjusted total assets ratio of at least 7.50% and a total risk-based capital to risk-weighted assets ratio of at least 11.50%. On June 28, 2012, the OCC extended the due date for compliance with the IMCR until July 31, 2012. On August 15, 2012, the Bank received notice that the OCC terminated the IMCR as a result of the Bank’s improved capital position from the Conversion (see note 17). As a result, as of June 30, 2012, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s capital ratios as of June 30, 2012 and 2011, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012:
Tier I Capital (to Total Adjusted Assets)	$122,273	7.32%	$66,801	4.00%	$83,502	5.00%
Tier I Capital (to Risk-weighted Assets)	$122,273	11.18%	$-	-%	$65,634	6.00%
Total Risk-based Capital (to Risk- weighted Assets)	$136,216	12.45%	$87,512	8.00%	$109,390	10.00%

As of June 30, 2011:
Tier I Capital (to Total Adjusted Assets)	$134,884	8.40%	$65,646	4.00%	$80,244	5.00%
Tier I Capital (to Risk-weighted Assets)	$134,884	11.19%	$-	-%	$72,345	6.00%
Total Risk-based Capital (to Risk- weighted Assets)	$150,148	12.45%	$98,566	8.00%	$120,574	10.00%

A reconciliation of total equity capital under US GAAP and regulatory capital amounts follows:

	June 30,
	2012	2011
Total equity capital under US GAAP	$172,485	$167,769
Accumulated other comprehensive (income) loss, net of tax	(182)	8
Investment in nonincludable subsidiary	(898)	(738)
Disallowed deferred tax assets	(48,927)	(31,819)
Other	(205)	(336)
Tier I Capital	122,273	134,884
Allowable portion of allowance for loan losses	13,943	15,264
Total Risk-based Capital	$136,216	$150,148

15.          Fair Value of Financial Instruments

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

At June 30, 2012 and June 30, 2011, most of the total impaired loans were evaluated based on the fair value of the collateral. For these collateral dependent impaired loans, the Bank obtains updated appraisals at least annually. These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary. As part of the quarterly review of impaired loans, the Bank reviews these appraisals to determine if any additional discounts to the fair value are necessary. If a current appraisal is not obtained, the Bank determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals. Impaired loans where an allowance or partial charge off is established require classification in the fair value hierarchy. The Bank records all impaired loans with an allowance as nonrecurring Level 3.

Real Estate Owned
Real estate owned is considered held for sale and is measured and recorded at the lower of cost or fair value less estimated selling costs. Fair value is based upon independent market prices, appraised value of the

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

collateral or management’s estimation of the value of the collateral. The Bank considers all real estate owned carried at fair value as nonrecurring Level 3.

The following table presents financial assets measured at fair value on a recurring basis:

	June 30, 2012
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$6,102	$-	$6,102	$-
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	25,233	-	25,233	-
Total	$31,335	$-	$31,335	$-

	June 30, 2011
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$37,404	$-	$37,404	$-
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	21,612	-	21,612	-
Total	$59,016	$-	$59,016	$-

The following table presents financial assets measured at fair value on a non-recurring basis:

	June 30, 2012
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$30,585	$-	$-	$30,585
Foreclosed real estate	12,093	-	-	12,093
Total	$42,678	$-	$-	$42,678

	June 30, 2011
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$34,091	$-	$-	$34,091
Foreclosed real estate	13,188	-	-	13,188
Total	$47,279	$-	$-	$47,279

Quantitative information about Level 3 fair value measurements are in the table below:

	Fair Value at June 30, 2012	Valuation Techniques	Unobservable Input	Range
Nonrecurring measurements:
Impaired loans, net	$30,585	Discounted Appraisals	Collateral discounts	5% - 40%
Foreclosed real estate	12,093	Discounted Appraisals	Collateral discounts	10% - 15%

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The stated carrying value and estimated fair value amounts of financial instruments as of June 30, 2012 and 2011, are summarized below:

	June 30, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$224,801	$224,801	$224,801	$-	$-
Certificates of deposit in other banks	108,010	108,010	-	108,010	-
Securities available for sale	31,335	31,335	-	31,335	-
Loans, net	1,204,732	1,155,429	-	1,105,974	49,455
Loans held for sale	10,787	10,949	-	10,949	-
Federal Home Loan Bank stock	6,300	6,300	6,300	-	-
Accrued interest receivable	6,008	6,008	-	6,008	-
Noninterest-bearing and NOW deposits	230,683	230,683	-	230,683	-
Money market accounts	257,865	257,865	-	257,865	-
Savings accounts	347,669	347,669	-	347,669	-
Certificates of deposit	629,958	634,379	-	634,379	-
Other borrowings	22,265	24,998	-	24,998	-
Accrued interest payable	242	242	-	242	-

	June 30, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$34,671	$34,671	$34,671	$-	$-
Certificates of deposit in other banks	118,846	118,846	-	118,846	-
Securities available for sale	59,016	59,016	-	59,016	-
Loans, net	1,276,377	1,263,036	-	1,228,945	34,091
Loans held for sale	4,570	4,639	-	4,639	-
Federal Home Loan Bank stock	9,630	9,630	9,630	-	-
Accrued interest receivable	7,119	7,119	-	7,119	-
Noninterest-bearing and NOW deposits	203,964	203,964	-	203,964	-
Money market accounts	247,010	247,010	-	247,010	-
Savings accounts	75,921	75,921	-	75,921	-
Certificates of deposit	737,690	751,100	-	751,100	-
Other borrowings	145,278	152,141	-	152,141	-
Accrued interest payable	446	446	-	446	-

The Bank had off-balance sheet financial commitments, which include approximately $213,979 and $240,756 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at June 30, 2012 and June 30, 2011 (see Note 13). Since these commitments are based on current rates, the carrying amount approximates the fair value.

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

Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of June 30, 2012 and 2011. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.

Other borrowings – The fair value of advances from the Federal Home Loan Bank is estimated based on current rates for borrowings with similar terms. Fair values for retail repurchase agreements are the amounts payable as of June 30, 2012 and 2011.

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

HOMETRUST BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

16.         Unaudited Interim Financial Information

The unaudited statements of income for each of the quarters during the fiscal years ended June 30, 2012 and 2011 are summarized below:

	Three months ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Interest and dividend income	$16,388	$16,648	$17,248	$17,207
Interest expense	2,529	2,741	3,129	3,379
Net interest income	13,859	13,907	14,119	13,828
Provision for loan losses	2,000	4,500	3,800	5,300
Net interest income after provision for loan losses	11,859	9,407	10,319	8,528
Noninterest income	2,795	3,908	2,051	1,674
Noninterest expense	13,421	11,598	11,610	10,032
Net income before provision for income taxes	1,233	1,717	760	170
Income tax benefit	(151)	(299)	(83)	(114)
Net income	$1,384	$2,016	$843	$284

	Three months ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Interest and dividend income	$17,507	$17,554	$18,895	$18,131
Interest expense	4,458	4,687	5,396	5,988
Net interest income	13,049	12,867	13,499	12,143
Provision for loan losses	25,200	2,500	11,100	4,000
Net interest income after provision for loan losses	(12,151)	10,367	2,399	8,143
Noninterest income	1,594	1,646	11,664	1,892
Noninterest expense	15,105	12,101	17,215	9,133
Net income before provision for income taxes	(25,662)	(88)	(3,152)	902
Income tax benefit	(8,933)	(730)	(3,458)	(142)
Net income	$(16,729)	$642	$306	$1,044

17.         Subsequent events

On July 10, 2012, in accordance with a Plan of Conversion (“Plan”) adopted by its Board of Directors and as approved by its depositors and borrower members, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank, and became the wholly-owned subsidiary of HomeTrust Bancshares, Inc., (the “Company”), a unitary savings and loan holding company registered with the Board of Governors of the Federal Reserve System. In connection with the Conversion, the Company issued an aggregate of 21,160,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $211.6 million. The Company received $208.4 million in net proceeds from the stock offering of which $104.2 million or 50% of the net proceeds were contributed to the Bank at Conversion.

Pursuant to the Plan, the Bank’s Board of Directors adopted an employee stock ownership plan (“ESOP”), which subscribed for 5% of the common stock sold in the offering or 1,058,000 shares. As provided for in the Plan, the Bank also established a liquidation account in the amount of retained earnings as of December 31, 2011. The liquidation account will be maintained for the benefits of eligible savings account holders as of November 30, 2010 and supplemental eligible account holders as of March 31, 2012 who maintain deposit accounts in the Bank after Conversion. The Conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities, and equity unchanged as a result.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Report of Management on Internal Control over Financial Reporting:  The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2012 was effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)           Changes in Internal Controls:  There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business.  While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent every error or instance of fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

The following individuals are executive officers of HomeTrust Bancshares and HomeTrust Bank and hold the offices set forth below opposite their names.

Name	Age(1)	Position
F. Edward Broadwell, Jr.	73	Chairman and Chief Executive Officer
Dana L. Stonestreet	58	President and Chief Operating Officer
Tony J. VunCannon	47	Senior Vice President, Chief Financial Officer and Treasurer
Howard L. Sellinger	59	Senior Vice President and Chief Information Officer
Charles I. Abbitt, Jr.	61	Senior Vice President and Chief Risk Officer
C. Hunter Westbrook	49	Senior Vice President and Chief Banking Officer
Teresa White	55	Senior Vice President, Chief Administration Officer and Corporate Secretary
_________________________
(1)	As of June 30, 2012

Set forth below is certain biographical information regarding the executive officers of HomeTrust Bancshares and HomeTrust Bank other than Messrs. Broadwell and Stonestreet, whose biographical information is provided below under “Directors.”  There are no family relationships among or between our executive officers and directors.

Tony J. VunCannon.  Mr. VunCannon is a certified public accountant and has served as Senior Vice President, Chief Financial Officer and Treasurer of HomeTrust Bank since July 2006. From March 1997 to June 2006, Mr. VunCannon served as Vice President and Treasurer of HomeTrust Bank and from April 1992 to February 1997, Mr. VunCannon served as Controller of HomeTrust Bank.  In addition, Mr. VunCannon has served as Senior Vice President, Chief Financial Officer and Treasurer of HomeTrust Bancshares since HomeTrust Bank’s mutual-to-stock conversion.  Previously, Mr. VunCannon was employed by KPMG in Charlotte, North Carolina.

Howard L. Sellinger.  Mr. Sellinger has served as Senior Vice President and Chief Information Officer of HomeTrust Bank since July 2006.  Mr. Sellinger joined HomeTrust Bank in 1975 as a management trainee.  In 1988, he was named Operations Manager and was promoted to Vice President and Chief Information Officer in 1997.  In addition, Mr. Sellinger has served as Senior Vice President and Chief Information Officer of HomeTrust Bancshares since HomeTrust Bank’s mutual-to-stock conversion.

Charles I. Abbitt, Jr.  Mr. Abbitt became Senior Vice President and Chief Risk Officer of HomeTrust Bank in December 2011, after having served as Senior Vice President and Chief Credit Officer of HomeTrust Bank since 2008. In his role as Chief Risk Officer, Mr. Abbitt is responsible for enterprise risk management, including credit risk.  In addition, Mr. Abbitt has served as Senior Vice President and Chief Risk Officer of HomeTrust Bancshares since HomeTrust Bank’s mutual-to-stock conversion.  Prior to joining HomeTrust Bank, Mr. Abbitt served as Senior Vice President and Chief Credit Officer with the Federal Home Loan Bank of Atlanta from 2003 to 2007.  From 2002 to 2003, Mr. Abbitt served as a Senior Vice President and Senior Real Estate Credit Officer for Regions Financial Corp., Birmingham, Alabama.  From 1997 to 2002, Mr. Abbitt served as Senior Vice President and Senior Real Estate Credit Officer for First Union Corporation, Charlotte, North Carolina.

C. Hunter Westbrook.  Mr. Westbrook joined HomeTrust Bank in June 2012 as Senior Vice President and Chief Banking Officer.  Mr. Westbrook also holds these positions with HomeTrust Bancshares.  He began his career in banking with TCF Bank in Minneapolis and later joined TCF National Bank Illinois as Senior Vice President of Finance.  In 2004 he was promoted to Executive Vice President of Retail Banking for Illinois, Wisconsin and Indiana markets that included 250 branches and $4 billion in deposits.  He also served as President and Chief Executive Officer of First Community Bancshares in Texas, from 2006 to 2008, where he was responsible for repositioning the bank’s retail operating model and implemented the bank’s retail and corporate lending product offerings.  In his most recent role, Mr. Westbrook served as Executive Vice President and Chief Operations Officer

from 2008 to 2010 and as President and Chief Executive Officer from 2010 to 2012 of Second Federal Savings and Loan Association of Chicago, where he significantly grew core operating revenue, net checking account balances, and repositioned the bank’s entire product line.

Teresa White.  Ms. White joined HomeTrust Bank in May 2011 as Senior Vice President and Chief Administration Officer.  Ms. White was also appointed as Corporate Secretary of HomeTrust Bank in December 2011.  In addition, Ms. White has served as Senior Vice President, Chief Administration Officer and Corporate Secretary of HomeTrust Bancshares since HomeTrust Bank’s mutual-to-stock conversion.  Prior to joining HomeTrust Bank, since 2006, Ms. White served as Senior Vice President, Chief of Human Resources and Training Officer for Capital Bank, Raleigh, North Carolina, a publicly held community bank with approximately $1.7 billion in assets.  From 2005 to 2006, Ms. White served as Director, Corporate Human Resources, for Nash Finch Company, Edina, Minnesota, a leading food retail and distribution company.  From 2002 to 2005, Ms. White served as Director of Human Resources for ConAgra Foods Snack Foods Group, Edina, Minnesota, a division of ConAgra Foods.

Directors

There are currently 13 members of the HomeTrust Bancshares board of directors, each of whom, except for Robert G. Dinsmore, Jr., also is a director of HomeTrust Bank.  The directors are divided into three classes, with approximately one-third of the directors elected annually.  Because HomeTrust Bancshares owns all the issued and outstanding capital stock of HomeTrust Bank, the board of directors of HomeTrust Bancshares controls the election of the directors of HomeTrust Bank.  There are no arrangements or understandings between any director and any other person pursuant to which he was selected as a director.

The following table sets forth certain information regarding the board of directors of HomeTrust Bancshares.

Name	Age(1)	Positions Currently Held With HomeTrust	Director Since(2)	Term of Office Expires in Fiscal
Franklin V. Beam	75	Vice Chairman and Lead Director	2000	2013
Sidney A. Biesecker	61	Director, Senior Vice President and President for Industrial Federal Bank Division	2010	2013
Robert G. Dinsmore, Jr.	67	Director	2012	2013
Peggy C. Melville	68	Director	2006	2013
Larry S. McDevitt	70	Director	1987	2013
Stan Allen	59	Director, Senior Vice President and President for Cherryville Federal Bank Division	2010	2014
J. Steven Goforth	67	Director	2002	2014
Robert E. Shepherd, Sr.	71	Director	1988	2014
Dana L. Stonestreet	58	Director, President and Chief Operating Officer	2007	2014
F. Edward Broadwell, Jr.	73	Chairman and Chief Executive Officer	1965	2015
William T. Flynt	71	Director	2005	2015
Craig C. Koontz	62	Director	2010	2015
F.K. McFarland, III	55	Director	2003	2015
_________________________
(1)	As of June 30, 2012.
(2)
Includes service as a director of HomeTrust Bank.  All directors other than Mr. Dinsmore, who was appointed as a director of HomeTrust Bancshares in August 2012, have served as directors of HomeTrust Bancshares since its formation in connection with HomeTrust Bank’s mutual-to-stock conversion and also serve as directors of HomeTrust Bank.

The bylaws of HomeTrust Bancshares provide that a non-employee director is not eligible for election, re-election, appointment or re-appointment to the board of directors and also may not serve beyond the annual meeting of stockholders immediately following the director’s attainment of age 70, subject to the discretion of the board of directors to exempt any non-employee director who served as a director of HomeTrust Bank as of June 30, 2010 and who is between age 70 and 74 from mandatory retirement until the next annual meeting.  The bylaws of HomeTrust Bancshares further provide that a person who is age 75 or older and an employee of HomeTrust Bank is not eligible for election, re-election, appointment or re-appointment to the board of directors of HomeTrust Bancshares, and also may not serve as a director beyond the annual meeting of stockholders immediately following attainment of age 75.  Because he turned age 75 in February 2012, Franklin V. Beam may no longer serve as a director following the first annual meeting of stockholders.

The background and business experience of each director for at least the past five years is set forth below.  The biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the board of directors to determine that the person should serve as a director.

Franklin V. Beam. Mr. Beam, Vice Chairman and Lead Director of HomeTrust Bancshares and HomeTrust Bank, retired in 2002 from Lowe’s Home Centers after working for Lowe’s for 41 years. His most recent position was Regional Vice President of Operations, in which he oversaw store operations for Lowe’s Southeastern Region and had direct responsibility for an annual budget of over $2 billion. In that position, he also was responsible for directly supervising the 30-member management team for the Southeastern Region and, ultimately, the region’s 15,000-plus employees. Since 1963, Mr. Beam also has been co-owner and operator of Quality Insulation and Siding Company, a local insulation, siding, guttering and window installation company with over 20 employees. Mr. Beam has served on various community boards over the past 40 years, and currently serves on the board of trustees of Gardner Webb University, as board chairman of the Cleveland Regional Medical Center Foundation and as a board member of the North Carolina Rural Economic Development Board.  Mr. Beam became a director of HomeTrust Bank in 2000 and currently serves as Chairman of the Governance and Nominating Committee of the board of directors. He also serves as Chairman of the partner bank board for the Shelby Savings Bank division.

From his career with Lowe’s, Mr. Beam gained over 30 years of experience in compliance management through administration of corporate compliance policies and procedures, as well as executive level management experience in accounting, budgeting and other financial matters. Mr. Beam also has nearly 50 years of experience as a small business owner. His work experience was supplemented with over 40 years of experience serving on various community boards, including as a member of finance, audit and compliance committees. Mr. Beam’s broad and extensive business experience, as well as his strong ties to the local community, makes him a valuable member of the board of directors.

Sidney A. Biesecker.  Mr. Biesecker is a Senior Vice President of HomeTrust Bank and serves as President for HomeTrust Bank’s Industrial Federal Bank division, positions he has held since HomeTrust Bank’s acquisition of Industrial Federal Bank in February 2010.  Prior to the acquisition, Mr. Biesecker held various officer positions for Industrial Federal Bank since 1974, including President and Chief Executive Officer since 1990.  Mr. Biesecker has served as a director of Industrial Federal Bank since 1992.  Mr. Biesecker was appointed to the board of directors of HomeTrust Bank in 2010 and currently serves as Chairman of the Investment Committee of the board of directors.

From over 38 years working for Industrial Federal Bank, Mr. Biesecker brings to the board extensive knowledge of nearly all areas of banking operations and experience in all aspects of risk management.

Robert G. Dinsmore, Jr.  Mr. Dinsmore was appointed as a director of HomeTrust Bancshares in August 2012.  He is a certified public accountant and worked in various roles for KPMG for nearly 30 years, retiring as a partner in 1999.  Subsequent to that, Mr. Dinsmore worked as a consultant on general corporate matters and on U.S. and international tax and merger and acquisition matters for Zellweger Luwa, AG, a multi-national equipment manufacturer and air engineering services company based in Zurich, Switzerland (from 1999 to 2008), and for Bahnson Holdings, Inc., a specialty engineering, manufacturing and mechanical contracting company based in Winston-Salem, North Carolina (from 2008 to 2011).  From 2001 until it was acquired by another company in 2009, Mr. Dinsmore served as a director and audit committee chair of American Community Bancshares, Inc., the publicly held parent of Monroe, North Carolina-based American Community Bank.

Mr. Dinsmore’s background as a certified public accountant and his other business experience, including having previously served as a director and audit committee chair in the banking industry, are of great benefit to the board of directors.

Peggy C. Melville.  Ms. Melville retired as Senior Vice President and Chief Administration Officer of HomeTrust Bank in 2008, having joined the Bank in 1970.  Ms. Melville became a director of HomeTrust Bank in 2006 and served as Corporate Secretary of HomeTrust Bank until December 2011.  Ms. Melville has served as a leader and board member for numerous community organizations, including as Chair of the board of trustees of Haywood Community College, as a board member of AdvantageWest, a regional economic development partnership for Western North Carolina, as a board member of the Pigeon River Fund and as a former board member of Western North Carolina Tomorrow.

From her 38 years of working for HomeTrust Bank, Ms. Melville has invaluable institutional knowledge of HomeTrust Bank’s operations and its history, which serve her well as a board member.

Larry S. McDevitt.  Mr. McDevitt has been an attorney in private practice in Asheville, North Carolina since 1968. He is a principal of, and past President of, The Van Winkle Law Firm.  While Mr. McDevitt’s principal focus as an attorney is civil litigation, he also has significant experience in representing businesses in general corporate matters, antitrust issues, mergers and acquisitions.  Mr. McDevitt has been recognized by his peers through designation or election to the American College of Trial Lawyers, The International Society of Barristers, American Corporate Counsel, Best Lawyers in America, Super Lawyer, and Legal Elite.  Mr. McDevitt also has headed or overseen numerous governmental and non-governmental agencies and organizations with substantial operating budgets, including through his past service as Mayor of Asheville, as an Asheville City Councilman, and as County Attorney for Buncombe County. Mr. McDevitt became a director of HomeTrust Bank in 1987 and currently serves as Chair of the Compensation Committee of the board of directors.

Mr. McDevitt brings to the board a strong legal background from his nearly 45-year career as a practicing attorney.  In addition, his involvement with local government for over 35 years has given him a solid understanding of budgetary matters and issues facing the communities in which HomeTrust Bank operates.

Stan Allen.  Mr. Allen is a Senior Vice President of HomeTrust Bank and serves as President for HomeTrust Bank’s Cherryville Federal Bank division, positions he has held since the acquisition of Cherryville Federal Bank in September 2010.  Prior to the acquisition, Mr. Allen held various officer positions for Cherryville Federal Bank since 1978, including Senior Vice President, Secretary and Treasurer from 1990 to 1995, Senior Vice President and Secretary from 1995 to1996, Executive Vice President and Senior Loan Officer from 1996 to 1999 and President and Chief Executive Officer from 1999 to 2010.  Mr. Allen also has served as a director of Cherryville Federal Bank since 1989.  Mr. Allen was appointed to the board of directors of HomeTrust Bank in 2010.

From his 34 years at Cherryville Federal Bank, Mr. Allen brings a wealth of knowledge and experience to the board in nearly all areas of banking operations as well as risk management.

J. Steven Goforth.  Since 1965, Mr. Goforth has served as President of Southco Industries, Inc., Shelby, North Carolina, which manufactures forestry truck bodies, serves as a dealer for truck equipment manufacturers and provides material handling products for the custom steel fabrication industry.  Mr. Goforth has served as a director of Shelby Savings Bank since 1988.  Mr. Goforth became a director of HomeTrust Bank in 2002.

As the owner and operator of several businesses outside of the banking industry, Mr. Goforth brings a different perspective to the HomeTrust Bank board.

Robert E. Shepherd, Sr.  Mr. Shepherd retired in 2002 after serving for 29 years as Chief Executive Officer of Land-of-Sky Regional Council, a Western North Carolina planning and development organization comprised of four counties and 15 municipalities.  From 1969 to 1973, Mr. Shepherd served as Director of Development Planning and Research for the seven-county Economic Development Council of Northeastern Pennsylvania.  From 1966 to 1969, Mr. Shepherd worked as an agricultural economist for the U.S. Department of Agriculture and worked as an economist for the Department of Agriculture from 1963 to 1964.  From 1964 to 1966, Mr. Shepherd served as an intelligence officer for the U.S. Army at the Defense Intelligence Agency.  Mr. Shepherd has served as Chairman of national, state and regional church and civic groups, including the Blue Ridge Parkway Foundation, Western North Carolina Tomorrow, and the Givens Estates United Methodist Retirement Community.  Mr. Shepherd became a director of HomeTrust Bank in 1988.

From his career in government service, Mr. Shepherd brings to the board extensive knowledge and experience in budgeting and other financial matters.  This background has served him well as a director of the Bank and as a member of the Audit, Compliance and Enterprise Risk Management Committee, of which he currently serves as Chairman.

Dana L. Stonestreet.  Since 2008, Mr. Stonestreet has served as President and Chief Operating Officer and as a director of HomeTrust Bank.  Mr. Stonestreet joined HomeTrust Bank in 1989 as its Chief Financial Officer and was promoted to Chief Operating Officer in 2003.  In addition, Mr. Stonestreet has served as President and Chief Operating Officer of HomeTrust Bancshares since HomeTrust Bank’s mutual-to-stock conversion.  Mr. Stonestreet began his career with Hurdman & Cranston (an accounting firm that was later merged into KPMG) as a certified public accountant.  Mr. Stonestreet also serves as a director and vice chair for the Asheville Area Chamber of Commerce, a director of United Way and a director of the HUB Community Economic Development Alliance Board.  In addition, Mr. Stonestreet has served as a director for RiverLink, the North Carolina Bankers Association and other community organizations.

Mr. Stonestreet’s 23 years of service with HomeTrust Bank give him in-depth knowledge of nearly all aspects of its operations.  Mr. Stonestreet’s accounting background and prior service as HomeTrust Bank’s Chief Financial Officer also provide him with a strong understanding of the various financial matters brought before the board.

F. Edward Broadwell, Jr.  Mr. Broadwell has served as Chief Executive Officer and as a director of HomeTrust Bank since 1965, and has served as Chairman of the Board since 2002.  Mr. Broadwell also served as President of HomeTrust Bank from 1965 to 2008.  In addition, Mr. Broadwell has served as Chairman and Chief Executive Officer of HomeTrust Bancshares since HomeTrust Bank’s mutual-to-stock conversion.  During the span of his 47 years with HomeTrust Bank, Mr. Broadwell has overseen an increase in the number of employees from six to over 300, an increase in the number of banking offices from one to 20 and an increase in asset size from $10 million to over $1.7 billion.  Throughout his career, Mr. Broadwell has served on the boards of numerous industry associations including America’s Community Banks, the American Bankers Association, Chairman of the NC Bankers Association, and other financial services companies, including the Federal Home Loan Bank of Atlanta from 1987 to 1991 and Republic Mortgage Insurance Corporation and its affiliate, RMIC Corporation, from 1972 to 2008.  Mr. Broadwell also served on the Federal Reserve Board’s Thrift Institutions Advisory Council from 2008 to 2010, and served as its President in 2010.  He currently serves on the Federal Reserve Bank of Richmond’s Community Depository Institution Advisory Council.  In addition, Mr. Broadwell has served on the boards of numerous community organizations and has held several board positions with the University of North Carolina system, including its Board of Governors from 1995 to 2007 and the UNC-Chapel Hill Board of Visitors from 1992 to 1996 and currently serves on the Board of Trustees of Western Carolina University.

From his 47 years as Chief Executive Officer of HomeTrust Bank, Mr. Broadwell brings to the board invaluable institutional knowledge, strong leadership skills and a wealth of industry experience.

William T. Flynt.  Mr. Flynt retired as Senior Vice President of HomeTrust Bank and President of its Home Savings Bank division in 2007, having held those positions since HomeTrust Bank’s acquisition of Home Savings Bank in March 2005 (after which Mr. Flynt became a director of HomeTrust Bank).   Prior to the acquisition, Mr. Flynt served as President of Home Savings Bank since 1976 and for the nine years prior to that served in administrative roles, including Vice President, prior to his appointment as President of Home Savings Bank.  Mr. Flynt continues to serve as Chairman of the Home Savings Bank partner bank board.  Mr. Flynt serves on the boards of numerous community organizations and is a Rockingham County commissioner.

Mr. Flynt’s 40 years of service with Home Savings Bank and then HomeTrust Bank have given him a strong understanding of banking operations and a deep understanding of industry issues, particularly in the mortgage lending area.

Craig C. Koontz.  In 2011, Mr. Koontz became the Information Technology Director of Eastern Region for Atrium Windows and Doors, Inc., a manufacturer of residential vinyl and aluminum windows and patio doors.  Prior to being promoted to this position, Mr. Koontz served as IT Director for Atrium’s North Carolina operations since 2002.  From 1999 to 2002, Mr. Koontz served as Corporate IT Project Manager for Lifestyle Furnishings International, and from 1978 to 1999 served as Vice President of Information Technology and Customer Service for

Lexington Furniture Industries.  Mr. Koontz has served as a director of Industrial Federal Bank since 1990.  Mr. Koontz became a director of HomeTrust Bank in 2010.

Mr. Koontz has worked in the information technology field for approximately 40 years, 34 of which he has been involved with supporting systems that provide information used in financial reporting systems.  This has given Mr. Koontz a sound understanding of internal and external auditing matters, especially with regard to information technology.  Coupled with his knowledge of and experience with information technology matters in general, this has made Mr. Koontz a valued member of the board.

F.K. McFarland, III. Since 1982, Mr. McFarland has been President and owner of McFarland Funeral Chapel, Inc.  Mr. McFarland has served on a number of other community boards, including the board of trustees of St. Luke’s Hospital, the zoning board for Tryon, North Carolina, the Hospice of the Carolina Foothills, the Polk County, North Carolina Chamber of Commerce, the American Cancer Society – Polk County Unit (as Chairman) and the McAlister Foundation, a philanthropic organization.  Mr. McFarland joined the board of directors of HomeTrust Bank in 2003.

Mr. McFarland adds value to the board through his experience as a small business owner and operator for nearly 30 years and his strong ties to the local community from his other board service.

Audit Committee Membership

    The Audit, Compliance and Enterprise Risk Management Committee of the board of directors consists of Directors Shepherd (Chairman), Beam, Dinsmore, Flynt, Goforth, McFarland, Melville and Koontz.  The board of directors has determined that Mr. Dinsmore is an “audit committee financial expert,” as defined in Item 407(d)(5) of SEC Regulation S-K and that Mr. Dinsmore is “independent,” as independence is defined in the listing standards of the NASDAQ Stock Market.

Code of Ethics

    We have adopted a code of ethics and conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors.  A copy of our code of ethics is available on our website, located at www.hometrustbanking.com, by clicking “Investor Relations” then “Governance Documents.”

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of HomeTrust Bancshares. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

    Because our common stock became registered under the Securities Exchange Act of 1934 subsequent to June 30, 2012, the Section 16(a) filing requirements were not applicable during the fiscal year ended June 30, 2012 to our officers, directors and any greater than 10% beneficial owners.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction. In this section, we provide an overview and analysis of our compensation programs, the material compensation policy decisions we have made under those programs, and the material factors that we considered in making those decisions. Following this section, you will find a series of tables containing specific information about compensation paid or payable to the following individuals, whom we refer to as our “named executive officers”:

•	F. Edward Broadwell, Jr., Chairman and Chief Executive Officer;

•	Dana L. Stonestreet, President and Chief Operating Officer;

•	Tony J. VunCannon, Senior Vice President, Chief Financial Officer and Treasurer;

•	Howard L. Sellinger, Senior Vice President and Chief Information Officer; and

•	Charles I. Abbitt, Jr., Senior Vice President and Chief Risk Officer.

The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

Compensation Philosophy and Objectives.  The Compensation Committee of the Board of Directors administers our compensation and benefit programs.  The Compensation Committee is responsible for setting and administering the policies which govern executive compensation. Our current compensation philosophy is designed to:

•	attract the right people and differentiate compensation based on performance;

•	retain top performers and reward them for helping us build and sustain our culture and values and achieve our business strategy and goals;

•	compensate our people in ways that inspire and motivate them, both individually and as a team, to execute our vision and drive for enduring customer satisfaction;

•	provide total compensation and learning and development opportunities that are competitive with that of other companies of similar size and complexity; and

•
properly align risk-taking and compensation.   While the primary components of our compensation program have been base salary and bonuses, the Compensation Committee also takes into account the full compensation package provided to the individual, including deferred compensation and retirement plan benefits, health benefits and other benefits. In setting the named executive officers’ compensation levels, the Compensation Committee typically reviews surveys of compensation paid to the executive officers of other community banks and thrifts based in North Carolina comparable to us in size.  The most recent such survey, which was reviewed in conjunction with a review of our compensation program subsequent to June 30, 2012 conducted by Pearl Meyer & Partners (see “-Role of Compensation Consultant”) included the following institutions, which ranged in asset size from $910 million to $3.7 billion:

First Financial Holdings, Inc.	First Bancorp
ViewPoint Financial Group, Inc.	Stellar One Corporation
Hampton Roads Bankshares, Inc.	Virginia Commerce Bancorp, Inc.
Yadkin Valley Financial Corporation	First Community Bancshares, Inc.
BNC Bancorp	Cardinal Financial Corporation
S.Y. Bancorp, Inc.	New Bridge Bancorp
Palmetto Bancshares, Inc.	Charter Financial Corporation
OmniAmerican Bancorp, Inc.	Middleburg Financial Corporation
HopFed Bancorp, Inc.	Peoples Bancorp of North Carolina, Inc.
Citizens South Banking Corporation	National Bankshares, Inc.
Franklin Financial Corporation	Security Federal Corporation
ECB Bancorp, Inc.

Base Salaries.  We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary. We do so in order to attract and retain an appropriate caliber of talent for the position. Our base salary levels reflect a combination of factors, including competitive pay levels, the executive’s experience and tenure, the executive’s individual performance and changes in responsibility. We generally review salary levels annually to recognize these factors. We do not target base salary at any particular percentage of total compensation.

Subsequent to June 30, 2012, each of Messrs. Broadwell, Stonestreet, VunCannon, Sellinger and Abbitt entered into an employment agreement with HomeTrust Bancshares, which provides for a minimum annual base salary of not less than $400,000, $317,500, $180,000, $180,000 and $180,000, respectively.  Prior to entering into their employment agreements with HomeTrust Bancshares, each of Messrs. Broadwell and Stonestreet had an employment agreement with HomeTrust Bank, which provided for a minimum annual base salary of $400,000 and $317,500, respectively.  Effective October 1, 2011, the base salaries of Messrs. VunCannon, Sellinger and Abbitt were increased by 20.0%, 9.8% and 9.8%, respectively (to $180,000 each), and, effective October 1, 2012, will further increase by 2.7% each, so that each of Messrs. VunCannon, Sellinger and Abbitt will have an annual base salary of $184,860.  These increases were based on merit and the need to stay market competitive.  Effective October 1, 2012, the base salaries of Messrs. Broadwell and Stonestreet will increase by 5%, to $420,000 and $333,375, respectively.  These represent the first increases in the base salaries of Messrs. Broadwell and Stonestreet since 2009.  The Compensation Committee believes that the increases will keep the salary amounts of Messrs. Broadwell and Stonestreet competitive and at levels that appropriately reflect their experience and the breadth of their responsibilities.

Bonuses. Historically, annual incentive compensation has been paid to executives and other employees from an incentive compensation pool based on the adjusted pre-tax income of HomeTrust Bank.  In determining the amount of adjusted pre-tax income to be allocated to the incentive compensation pool, the Compensation Committee, subject to the approval of the HomeTrust Bank board of directors, has taken into account the overall strength of HomeTrust Bank’s financial performance. The bonuses, if any, awarded to Messrs. Broadwell and Stonestreet from this pool have been set by the Compensation Committee, after giving consideration to bank performance and individual performance, subject to approval by the board of directors. The bonuses, if any, awarded to the other executive officers have been awarded from the pool in amounts recommended by Messrs. Broadwell and Stonestreet, after giving consideration to bank performance and individual performance. For fiscal 2012, Messrs. Broadwell and Stonestreet were each awarded a bonus of $150,000 and Messrs. VunCannon, Sellinger and Abbitt were each awarded a bonus of $54,000. The bonuses reflect HomeTrust Bank’s overall improved operating performance in fiscal 2012, the completion of HomeTrust Bank’s mutual-to-stock conversion and the raising of over $200 million in capital through HomeTrust Bancshares’s initial public stock offering and each named executive officer’s relative contributions to these successes.

In August 2012, the HomeTrust Bancshares Board of Directors, based on the recommendation of the Compensation Committee, adopted the HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan (the “SOC Incentive Plan”).  Under the SOC Incentive Plan, beginning with the fiscal year ending June 30, 2013, each member of our strategic operating committee (comprised of our executive officers), will be eligible to earn an annual cash bonus ranging from 50% to 150% of his or her targeted incentive award opportunity based upon the extent to which certain weighted performance goals have been achieved relative to a targeted level of performance.  An executive officer will receive a payout of 50% of his or her targeted incentive award opportunity if actual performance under all performance goals is at the threshold (minimum) level of performance, 100% of his or her targeted incentive award opportunity if actual performance under all performance goals is at the targeted level of performance, and 150% of his or her targeted incentive award opportunity if actual performance under all performance goals is at or above the stretch (maximum) level of performance.

For fiscal 2013, the targeted incentive award opportunities under the SOC Incentive Plan for the named executive officers are as follows: Mr. Broadwell, 55% of annual base salary; Mr. Stonestreet, 55% of annual base salary; Mr. VunCannon, 30% of annual base salary; Mr. Abbitt, 30% of annual base salary; and Mr. Sellinger, 30% of annual base salary.  For Messrs. Broadwell and Stonestreet, the SOC Incentive Plan performance measures and weightings are as follows: net income (40% weighting); return on assets compared to peers (40% weighting); and subjective assessment of company performance by the Compensation Committee (20% weighting).  For each of the other executive officers, the performance measures and weightings are as follows: net income (24% weighting); return on assets compared to peers (24% weighting); subjective assessment of company performance by the Compensation Committee (12% weighting); and team/individual goals (40% weighting).

The Committee may award discretionary bonuses in addition to the incentive award opportunities under the SOC Incentive Plan as well as reduce or eliminate any bonuses under the SOC Incentive Plan at the Committee’s discretion. The SOC Incentive Plan contains a clawback provision, which provides that if we are required to restate our financial statements due to our material non-compliance with any financial reporting requirement, a participant must, unless otherwise determined in the sole discretion of the Committee, reimburse us to the extent any incentive payment to the participant was calculated based on financial results that were required to be restated.

Deferred Compensation Plan.  Under HomeTrust Bank’s non-qualified deferred compensation plan (the “Deferred Compensation Plan”), directors and a select group of employees can elect to defer a portion of their cash compensation.  Each of the named executive officers other than Mr. Abbitt participates in this plan.  See “—Deferred Compensation Plan.”

Executive Medical Care Plan.  HomeTrust Bank maintains an Executive Medical Care Plan (the “EMCP”), which is a nonqualified, deferred compensation plan under which certain key employees are given the opportunity to contribute toward, and to receive employer contributions toward, certain health and long-term care benefits, including the payment of health and long-term care plan premiums and the reimbursement of medical expenses.   Each of the named executive officers other than Mr. Abbitt currently participates in the EMCP.  For additional information regarding the EMCP and the EMCP benefits of each of the participating named executive officers, see “—Executive Medical Care Plan.”

Executive Supplemental Retirement Income Plan (SERP).  Under HomeTrust Bank’s Executive Supplemental Retirement Income Plan (the “SERP”), a participating executive is entitled to receive an annual supplemental retirement income benefit as specified in his or her joinder agreement to the SERP master agreement, payable monthly, commencing on his or her benefit eligibility date or on the date specified in his or her joinder agreement.  Unless a different date is specified in the executive’s joinder agreement, the benefit eligibility date is the first day of the month next following the later of the month in which the executive attains age 55 or separates from service with the Bank (subject to a six-month delay for employees subject to Section 409A of the Internal Revenue Code to the extent necessary to comply with Section 409A) for any reason other than cause.  Each of the named executive officers other than Mr. Abbitt currently participates in the SERP.  For additional information regarding the SERP and the specific terms of the SERP benefits of each of the participating named executive officers, see “—Executive Supplemental Retirement Income Plan.”

401(k) Plan. Participation in our tax-qualified 401(k) and profit sharing account plan (“401(k) plan”) is available to all of our employees who meet minimum eligibility requirements. This plan allows our employees to save money for retirement in a tax-advantaged manner.  During fiscal 2012, we matched employee contributions, to the extent allowed under qualified plan limitations, dollar for dollar up to 6% of compensation. Our matching contributions for fiscal 2012 under this plan to the named executive officers are reflected in the summary compensation table under the “All Other Compensation” column.  See “—401(k) Plan” for additional information on our 401(k) plan.

Other Employee Benefits. Other benefits, in which all employees generally may participate, include the following: medical and dental insurance coverage, vision care coverage, group life insurance coverage and long- and short-term disability insurance coverage.  HomeTrust Bank reimburses executive officers for the premium paid for long-term disability insurance.

Perquisites and Other Personal Benefits. Other than providing each of Messrs. Broadwell and Stonestreet with a company automobile, we currently do not provide the named executive officers with any perquisites or other personal benefits.

Equity-Based Plans.  In connection with HomeTrust Bank’s mutual-to-stock conversion and HomeTrust Bancshares’s initial public stock offering, we established an employee stock ownership plan.  The employee stock ownership plan gives eligible employees an equity interest in HomeTrust Bancshares and an additional retirement benefit in the form of HomeTrust Bancshares common stock.  We also plan to submit to HomeTrust Bancshares stockholders for their approval one or more equity incentive plans that will allow for the grant of stock options and restricted stock awards to eligible participants. We believe that the establishment of the employee stock ownership plan and an equity incentive plan is consistent with our compensation philosophy and objectives in that these plans will help us to attract and retain qualified personnel and motivate these individuals to enhance our long-term performance by aligning their interests with the interests of our shareholders.  For additional information regarding these plans, see “—Other Benefits-Employee Stock Ownership Plan” and “—Other Benefits-Equity Incentive Plan.”

Payments upon Termination or Change in Control.  Each of the named executive officers has entered into an employment agreement with HomeTrust Bancshares that provides for certain payments and benefits if the executive’s employment is terminated under certain scenarios, including, but not limited to, following a change in control.  See “—Employment Agreements with Named Executive Officers.”  These employment agreements thus require a “double trigger” in order for any payments or benefits under the agreements to be provided to the executive in connection with or following a change in control - in other words, both a change in control and an involuntary termination of employment (which includes a voluntary termination by the executive following a material reduction in his duties, responsibilities or benefits) must occur.  The purpose of providing the change in control payments is to attract and retain top level executives of the highest caliber and mitigate the risk to these executives that their employment will be involuntarily terminated in the event we are acquired.  At the same time, a change in control, by itself, will not automatically trigger a payout, as our intention is to induce the executive to remain employed following a change in control so long as the acquiror so desires without a material reduction in the executive’s duties, responsibilities or benefits.

Role of Executive Officers in Determining Compensation.  Messrs. Broadwell and Stonestreet recommend to the Compensation Committee compensation of the named executive officers other than themselves.  Messrs. Broadwell and Stonestreet are not involved with any aspect of determining their own compensation.

Role of Compensation Consultant.  During fiscal 2012, the Compensation Committee engaged Pearl Meyer & Partners to review our compensation programs and arrangements.  As a result of this review, the base salaries of the named executive officers were increased.  See “-Base Salaries.”  The Compensation Committee also consulted with Pearl Meyer & Partners in connection with the adoption of the SOC Incentive Plan.  See “-Bonuses.”

Summary Compensation Table

The following table sets forth information concerning the compensation paid to or earned by the named executive officers for fiscal years 2012 and 2011:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)		All Other Compensation ($)(3)	Total Compensation ($)

F. Edward Broadwell, Jr.,	2012	$400,000		$150,000		$93,594	$102,189	$745,783
Chairman and Chief Executive Officer	2011	$400,000	$	---		$2,614	$126,243	$528,857

Dana L. Stonestreet,	2012	$317,500		$150,000		$102,857	$136,572	$706,929
President and Chief Oerating Officer	2011	$317,500	$	---		$10,776	$72,238	$400,514

Tony J. VunCannon,	2012	$172,500		$54,000		$13,051	$56,284	$295,835
Senior Vice President, Chief Financial Officer and Treasurer	2011	$146,875		$45,000		$8,930	$35,830	$236,635

Howard L. Sellinger,	2012	$176,000		$54,000		$20,627	$69,346	$319,973
Senior Vice President and Chief Information Officer	2011	$163,000		$35,000		$1,111	$33,305	$232,416

Charles I. Abbitt, Jr.,	2012	$176,000		$54,000	$	---	$24,461	$254,461
Senior Vice President and Chief Risk Officer	2011	$163,000		$35,000	$	---	$14,028	$212,028

_____________________
(1)	Amounts under this column represent bonuses awarded in the discretion of the board of directors.
(2)
Amounts under this column for fiscal 2012 present the aggregate of (i) the change in the actuarial present value of the named executive officer’s accumulated benefit under the SERP from June 30, 2011 to June 30, 2012, (ii) above market interest  on amounts deferred under the Deferred Compensation Plan and (iii) above market interest on amounts deferred under the EMCP, respectively, as follows: Mr. Broadwell – (i) $59,475; (ii) 19,105; and (iii) $15,014; Mr. Stonestreet – (i) $65,661; (ii) $25,078; and (iii) $12,118; Mr. VunCannon – (i) $7,673; (ii) $3,747; and (iii) $1,631; Mr. Sellinger – (i) $5,645; (ii) $6,991; and (iii) $7,991; and Mr. Abbitt - (i) $0; (ii) $0; and (iii) $0.   Per SEC rules, above market interest is defined as interest in excess of 120% of the applicable federal long-term rate under the Internal Revenue Code.  For purposes of this table, for fiscal 2012, 120% of the long-term applicable federal rate for June 2012 was used, which was 3.12%.
Amounts under this column for fiscal 2011 present the aggregate of (i) the change in the actuarial present value of the named executive officer’s accumulated benefit under the SERP from June 30, 2010 to June 30, 2011, (ii) above market interest  on amounts deferred under the Deferred Compensation Plan and (iii) above market interest on amounts deferred under the EMCP, respectively, as follows: Mr. Broadwell – (i) $(5,117), reflected as zero in the table per SEC rules; (ii) $1,598; and (iii) $1,016; Mr. Stonestreet – (i) $8,049; (ii) $2,004; and (iii) $723; Mr. VunCannon – (i) $8,574; (ii) $310; and (iii) $46; Mr. Sellinger – (i) $5,645; (ii) $6,991; and (iii) $7,991; and Mr. Abbitt - (i) $0; (ii) $0; and (iii) $0.   Per SEC rules, above market interest is defined as interest in excess of 120% of the applicable federal long-term rate under the Internal Revenue Code.  For purposes of this table, for fiscal 2011, 120% of the long-term applicable federal rate for June 2011 was used, which was 4.76% .

(3)
For Messrs. Broadwell, Stonestreet, VunCannon, Sellinger and Abbitt, amounts under this column for fiscal 2012 consist of the following: Mr. Broadwell – payout for unused time off of $43,258; tax related reimbursements of $16,032;  life insurance premiums paid by HomeTrust Bank of $94; reimbursement for long-term disability insurance premium paid by Mr. Broadwell of $2,951; employer contributions under HomeTrust Bank’s 401(k) plan of $14,700; and distributions under the SERP of $25,154;  Mr. Stonestreet – payout for unused time off of $110,188; tax related reimbursements of $8,607; life insurance premiums paid by HomeTrust Bank of $126; reimbursement for long-term disability insurance premium paid by Mr. Stonestreet of $2,951; and employer contributions under HomeTrust Bank’s 401(k) plan of $14,700; Mr. VunCannon – payout for unused time off of $40,148; tax related reimbursements of $1,188; life insurance premiums paid by HomeTrust Bank of $78; reimbursement for long-term disability insurance premium paid by Mr. VunCannon of $2,660; and employer contributions under HomeTrust Bank’s 401(k) plan of $12,210;  Mr. Sellinger – payout for unused time off of $51,106; tax related reimbursements of $1,276; life insurance premiums paid by HomeTrust Bank of $78; reimbursement for long-term disability insurance premium paid by Mr. Sellinger of $2,720 and employer contributions under HomeTrust Bank’s 401(k) plan of $14,166; and Mr. Abbitt – payout for unused time off of $9,741; tax related reimbursements of $731; reimbursement for long-term disability insurance premium paid by Mr. Abbitt of $2,292; life insurance premiums paid by HomeTrust Bank of $71 and employer contributions under HomeTrust Bank’s 401(k) plan of $11,626.

For Messrs. Broadwell, Stonestreet, VunCannon, Sellinger and Abbitt, amounts under this column for fiscal 2011 consist of the following: Mr. Broadwell – payout for unused time off of $43,258; tax related reimbursements of $46,734; life insurance premiums paid by HomeTrust Bank of $111; reimbursement for long-term disability insurance premium paid by Mr. Broadwell of $2,951; employer contributions under

Bank of $111; reimbursement for long-term disability insurance premium paid by Mr. Broadwell of $2,951; employer contributions under HomeTrust Bank’s 401(k) plan of $14,700 ($4,165 of which was refunded to Mr. Broadwell); and distributions under the SERP of $24,660;  Mr. Stonestreet – payout for unused time off of $9,359; tax related reimbursements of $45,058; life insurance premiums paid by HomeTrust Bank of $171; reimbursement for long-term disability insurance premium paid by Mr. Stonestreet of $2,950; and employer contributions under HomeTrust Bank’s 401(k) plan of $14,700 ($4,165 of which was refunded to Mr. Stonestreet); Mr. VunCannon – payout for unused time off of $16,315; tax related reimbursements of $4,070; life insurance premiums paid by HomeTrust Bank of $103; reimbursement for long-term disability insurance premium paid by Mr. VunCannon of $2,459; and employer contributions under HomeTrust Bank’s 401(k) plan of $12,883 ($2,348 of which was refunded to Mr. VunCannon);  Mr. Sellinger – payout for unused time off of $17,242; tax related reimbursements of $338; life insurance premiums paid by HomeTrust Bank of $105; reimbursement for long-term disability insurance premium paid by Mr. Sellinger of $2,533 and employer contributions under HomeTrust Bank’s 401(k) plan of $13,087 ($2,552 of which was refunded to Mr. Sellinger); and Mr. Abbitt – reimbursement for long-term disability insurance premium paid by Mr. Abbitt of $1,942; life insurance premiums paid by HomeTrust Bank of $89 and employer contributions under HomeTrust Bank’s 401(k) plan of $11,997 ($1,461 of which was refunded to Mr. Abbitt).

Employment Agreements with Named Executive Officers

Effective as of July 10, 2012, each of the named executive officers entered into an employment agreement with HomeTrust Bancshares (which, in the case of Messrs. Broadwell and Stonestreet, replaced existing employment agreements that they had with HomeTrust Bank).  The term of Mr. Broadwell’s agreement will end on December 17, 2013 (his 75th birthday).  Mr. Stonestreet’s agreement has a three-year term, and each of the agreements with Messrs. VunCannon, Sellinger and Abbitt has a two-year term.  The terms of the agreements with Messrs. Stonestreet, VunCannon, Sellinger and Abbitt will be extended by one year on each anniversary of the effective date of the agreement, provided that HomeTrust Bancshares has not given written notice to the contrary to the executive at least 90 days before the anniversary date and provided further that the executive has not received an unsatisfactory performance review by the board of directors of HomeTrust Bancshares or HomeTrust Bank.  In the case of Mr. Stonestreet (currently age 58), the term of the agreement may not be automatically extended beyond his 75th birthday, and in the case of Messrs. VunCannon, Sellinger and Abbitt (currently ages 47, 59 and 61), the terms of their agreements may not be automatically extended beyond their 65th birthday.

The agreements with Messrs. Broadwell and Stonestreet provide for a minimum annual base salary of not less than their base salary in effect on the effective date of the agreements ($400,000 and $317,500, respectively) and the agreements with Messrs. VunCannon, Sellinger and Abbitt provide for a minimum annual base salary of $180,000.  Each executive is entitled under his employment agreement to participate in an equitable manner with all other executive officers HomeTrust Bancshares and HomeTrust Bank in such performance-based and discretionary bonuses, if any, as are authorized by the boards of directors of HomeTrust Bancshares and HomeTrust Bank.  Each executive also is entitled to participate, to the same extent as executive officers of HomeTrust Bancshares and HomeTrust Bank generally, in all retirement and other employee benefits and any fringe benefits, and is entitled to such other benefits as the board of directors may provide in its discretion.

Each agreement provides that if the executive is “involuntarily terminated,” he will be entitled to receive continued compensation payments and certain health and other insurance benefits during the remaining term of the agreement.  In the case of Messrs. Broadwell and Stonestreet, these payments and benefits will consist of (i) monthly payments of one-twelfth of the executive’s “total compensation” and (ii) substantially the same group life or key man life insurance, hospitalization, medical, dental, prescription drug and other health benefits, as well as long-term disability insurance coverage (if any) for the executive and his dependents and beneficiaries, and on terms substantially as favorable to the executive as those in effect immediately prior to the involuntary termination.  In the case of Messrs. VunCannon, Sellinger and Abbitt, these payments and benefits will consist of (i) monthly payments of one-twelfth of the executive’s then-current base salary plus one-twelfth of the average annual amount of cash bonus and cash incentive compensation earned by the executive for the two full fiscal years preceding the termination date (the “Salary and Average Bonus Benefit”) and (ii) substantially the same hospitalization, medical, dental, prescription drug and other health benefits offered by HomeTrust Bancshares from time to time to its employees generally to comply with the continuation requirements of Section 4980B(f) of the Internal Revenue Code (commonly referred to as “COBRA” coverage) for the executive and his eligible dependents.  The term “involuntary termination” includes a specified diminution in the executive’s duties, responsibilities or benefits.  In the case of the agreements with Messrs. Broadwell and Stonestreet, the term “total compensation” is defined as Mr. Broadwell’s or Mr. Stonestreet’s highest annual base salary rate at any time during his employment with HomeTrust

Bancshares or HomeTrust Bank plus the higher of (i) his annual bonus paid during the previous year or (ii) the average of the seven highest annual bonuses paid to him at any time during his employment by HomeTrust Bancshares or HomeTrust Bank or a predecessor institution.

Each agreement provides that in the event the executive is involuntarily terminated within the six months preceding, at the time of or within 12 months following a change in control of HomeTrust Bancshares, in addition to the applicable payments and benefits described in the immediately preceding paragraph, he will be entitled to a lump sum payment of 299% of his “base amount,” as defined in Section 280G of the Internal Revenue Code, subject to cutback to the extent such payment would, or together with other payments would, be nondeductible under Section 280G of the Internal Revenue Code.

If the executive dies during the term of his agreement, his estate or designated beneficiary will be entitled to: (i) his “total compensation” (in the case of Messrs. Broadwell and Stonestreet) or his Salary and Average Bonus Benefit (in the case of Messrs. VunCannon, Sellinger and Abbitt) through the last day of calendar month in which his death occurred, plus the greater of either (A) an additional three months of “total compensation” (in the case of Messrs. Broadwell and Stonestreet) or Salary and Average Bonus Benefit (in the case of Messrs. VunCannon, Sellinger and Abbitt) or (B) 299% of the executive’s base amount under Section 280G of the Internal Revenue Code (subject to cutback as described above), if his death occurred during the six months before or 12 months following a change in control; and (ii) the amounts of any benefits or awards which were earned with respect to the fiscal year in which the executive died and to which the executive would have been entitled to receive had he remained employed.  Each agreement provides that if HomeTrust Bancshares terminates the executive’s employment after having established that the executive is permanently disabled, then after the exhaustion of all paid time off days allocated for the calendar year, HomeTrust Bancshares will pay to the executive for the remaining term of the agreement his “total compensation” (in the case of Messrs. Broadwell and Stonestreet) or his Salary and Average Bonus Benefit (in the case of Messrs. VunCannon, Sellinger and Abbitt), in each case reduced by the proceeds of any disability insurance policy under a disability program sponsored by HomeTrust Bancshares.  If the executive terminates employment due to permanent disability during the first year after a change in control, then he will be entitled to the greater in value (as determined on a present value basis) of the disability benefit described in the immediately preceding sentence and the change in control benefit described in the immediately preceding paragraph.

Deferred Compensation Plan

The Deferred Compensation Plan is a nonqualified deferred compensation plan under which directors and a select group of employees can elect to defer a portion of their cash compensation.  At the end of each calendar month, each participant’s account balance is credited with earnings based on the value of the participant’s account balance on the last day of such month.  Earnings are currently credited at a rate equal to the average rate of HomeTrust Bank’s earning assets determined as of the last day of the preceding calendar month.  Each participant who is a director of HomeTrust Bank, which consists of all directors other than Messrs. Allen, Biesecker, Dinsmore and Koontz, is entitled to a $5,000 annual contribution from HomeTrust Bank through the 2014 calendar year.  A participant is always 100% vested in his or her account, which will be distributed in cash following his or her separation from service with HomeTrust Bank at the time and in the manner specified in the plan and the participant's election form.  Each named executive officer other than Mr. Abbitt currently participates in the Deferred Compensation Plan.

During fiscal 2012, no contributions were made under the Deferred Compensation Plan by the named executive officers.  During fiscal 2012, no employer contributions were made under the Deferred Compensation Plan to the participating named executive officers other than $5,000 to each of Messrs. Broadwell and Stonestreet for their service as directors.  Aggregate earnings during fiscal 2012 under the Deferred Compensation Plan by the participating executive officers were as follows: Mr. Broadwell - $56,715; Mr. Stonestreet - $74,298; Mr. VunCannon - $11,124; and Mr. Sellinger - $20,754.  As of June 30, 2012, the aggregate Deferred Compensation Plan balances held by the participating named executive officers were as follows:  Mr. Broadwell - $1,231,478; Mr. Stonestreet - $1,544,583; Mr. VunCannon - $241,544; and Mr. Sellinger - $450,629.  During fiscal 2012, there were no withdrawals from the Deferred Compensation Plan by, or distributions under the Deferred Compensation Plan to, the participating named executive officers.

Executive Medical Care Plan

The EMCP is a nonqualified, deferred compensation plan under which certain key employees are given the opportunity to receive employer-provided health and long-term care benefits through the payment of health and long-term care plan premiums and to receive reimbursement of medical expenses.  Under the EMCP, a participant may be provided with an initial benefit amount set forth in his or her individual joinder agreement and, if the participant is fully vested under the plan, may elect to defer a portion of his base salary, bonuses or other compensation (including unearned and unused vacation pay and paid time off).  Following the “benefit commencement date,” a participant’s benefit account under the EMCP may be used to reimburse the participant for medical expenses (but only using the pre-2005 portion of the account) or pay insurance premiums under any health or qualified long-term care plan.  Any such reimbursement or premium payment results in a charge to the participant’s account balance.  At the end of each plan year, each participant’s account is credited with a 5% adjustment, based on the average balance of the account during the plan year.  The “benefit commencement date” means (1) with respect to the payment of health plan premiums, the first day of the month next following (a) the date of the participant’s termination of employment after age 65, unless the participant, having attained age 65, requests that his benefits commence sooner, (b) if the participant’s employment terminates before age 65, the earlier of the date he or she requests payment of the health plan premiums subsequent to termination of employment or the date the participant attains age 65, or (c) in the case of the participant’s death before age 65, the first day of the month next following the date of the participant’s death; and (2) with respect to qualified long-term care coverage and the reimbursement of medical expenses, the date the participant is first designated to participate in the EMCP, provided that with respect to the reimbursement of medical expenses, the participant must be 100% vested before benefits may commence.  A participant may request that his benefit commencement date be delayed (except for the reimbursement of medical expenses) or, with respect to the payment of health care plan premiums, accelerated, in each case subject to the approval of the committee administering the EMCP.

Each of the named executive officers other than Mr. Abbitt currently participates in the EMCP, and each such named executive officer is fully vested in his account.  During fiscal 2012, contributions by the participating named executive officers under the EMCP were as follows: Mr. Broadwell - $0; Mr. Stonestreet - $0; Mr. VunCannon - $18,000; and Mr. Sellinger - $0.  During fiscal 2012, there were no employer contributions under the EMCP to the participating named executive officers. Aggregate earnings for both employer and participant contributions during fiscal 2012 under the EMCP by the participating executive officers were as follows: Mr. Broadwell - $39,202; Mr. Stonestreet - $27,603; Mr. VunCannon - $4,624; and Mr. Sellinger - $21,253.  Aggregate withdrawals/distributions during fiscal 2012 under the EMCP by the participating executive officers were as follows: Mr. Broadwell - $15,147; Mr. Stonestreet - $16,565; Mr. VunCannon - $4,937; and Mr. Sellinger - $0. As of June 30, 2012, the aggregate EMCP balances, including both participant and employer contributions, held by the participating named executive officers were as follows:  Mr. Broadwell - $814,458; Mr. Stonestreet - $643,280; Mr. VunCannon - $100,535; and Mr. Sellinger - $446,312.

Executive Supplemental Retirement Income Plan

General.  Under the SERP, a participating executive is entitled to receive an annual supplemental retirement income benefit as specified in his or her joinder agreement to the SERP master agreement, payable monthly, commencing on his or her benefit eligibility date or on the date specified in his or her joinder agreement.  Unless a different date is specified in the executive’s joinder agreement, the benefit eligibility date is the first day of the month next following the later of the month in which the executive attains age 55 or separates from service with HomeTrust Bank (subject to a six-month delay for employees subject to Section 409A of the Internal Revenue Code to the extent necessary to comply with Section 409A) for any reason other than cause.  Each of the named executive officers other than Mr. Abbitt currently participates in the SERP.  The specific terms of the SERP benefits of each of the participating named executive officers, the present values of their respective accumulated benefits and any payments under the SERP to the participating named executive officers during the last fiscal year are described below.  Solely for purposes of calculating the present values of such accumulated benefits, it was assumed that Mr. Broadwell will retire in 2014, Mr. Stonestreet will retire in 2019, Mr. Sellinger will retire in 2018 and Mr. VunCannon will retire in 2020, in each case using a discount rate of 5%.   These assumptions are the same as those used in preparing the financial statements included in this report.

Mr. Broadwell. Under his joinder agreement, Mr. Broadwell’s supplemental retirement income benefit is comprised of the following: (1) a 20-year annual benefit, payable monthly, equal to 60% of his highest average compensation (taking into account only base salary, bonuses and amounts deferred at his election) for a three (consecutive or nonconsecutive) calendar year period preceding the date Mr. Broadwell separates from service with HomeTrust Bank, provided that this annual benefit may not be less than $350,000 or more than $425,000 (“Main Retirement Benefit”); (2) a separate, additional 20-year annual retirement benefit, payable monthly, with the annual payout amount starting at $7,200 in Year 1 and increasing to $36,326 in Year 20 (“Additional Retirement Benefit”); and (3) in consideration for the cancellation of Mr. Broadwell’s right to participate in HomeTrust Bank’s Director Emeritus Plan (the “Director Emeritus Plan”), another separate, 20-year retirement benefit (“Additional SERP Benefit”), payable monthly, in the annual amount of $22,800 subject to an increase of 4% per year commencing with the second year of the payout period and continuing through the 15th year of the payout period. Under Mr. Broadwell’s joinder agreement, the payout period for the Additional SERP Benefit commenced one month after he attained age 70 (in 2008).  Mr. Broadwell is fully vested in each of his Main Retirement Benefit, Additional Retirement Benefit and Additional SERP Benefit.  As of June 30, 2012, the present value of Mr. Broadwell’s accumulated benefit under the SERP was $5,347,976.

Mr. Stonestreet.  Under his joinder agreement, Mr. Stonestreet’s supplemental retirement income benefit is comprised of the following: (1) a 20-year annual benefit, payable monthly, equal to 60% of his highest average compensation (taking into account only base salary, bonuses and amounts deferred at his election) for a three (consecutive or nonconsecutive) calendar year period preceding the date Mr. Stonestreet separates from service with HomeTrust Bank, provided that this annual benefit may not be less than $350,000 or more than $425,000 (“Main Retirement Benefit”); and (2) a separate, additional 20-year retirement benefit, payable monthly, in the annual amount of $16,193, subject to an adjustment of 5% per year commencing with the second year of the payout period.  Mr. Stonestreet is fully vested in both his Main Retirement Benefit and his Additional Retirement Benefit.  As of June 30, 2012, the present value of Mr. Stonestreet’s accumulated benefit under the SERP was $4,469,727.

Mr. VunCannon.  Under his joinder agreement, Mr. VunCannon supplemental retirement income benefit is comprised of a 15-year annual benefit of $25,000, payable monthly.  Mr. VunCannon is fully vested in his supplemental retirement income benefit.  As of June 30, 2012, the present value of Mr. VunCannon’s accumulated benefit under the SERP was $187,714.

Mr. Sellinger.  Under his joinder agreement, Mr. Sellinger’s supplemental retirement income benefit is comprised of a 15-year annual benefit totaling $60,000, payable monthly.  Mr. Sellinger is fully vested in his supplemental retirement income benefit.  As of June 30, 2012, the present value of Mr. Sellinger’s accumulated benefit under the SERP was $574,840.

Potential Payments upon Termination of Employment or Change in Control

The following tables summarize the approximate value of the termination payments and benefits that the named executive officers would have received if their employment had been terminated on June 30, 2012 under the circumstances shown.  For purposes of the tables, it is assumed that the employment agreements between the named executive officers and HomeTrust Bancshares that were entered into effective as of July 10, 2012 were in effect as of June 30, 2012.  See “—Employment Agreements with Named Executive Officers.”  The tables exclude (i) amounts accrued through June 30, 2012 that would be paid in the normal course of continued employment, such as accrued but unpaid salary, and (ii) account balances under HomeTrust Bank’s 401(k) plan, Deferred Compensation Plan, EMCP and SERP.  Each named executive officer is fully vested in his account balances under the 401(k) plan, Deferred Compensation Plan, EMCP and SERP to the extent that he participates in those plans, and the forms and amounts of his benefits under those plans would not be enhanced by a termination of his employment with HomeTrust Bank or a change in control.  For information regarding the benefits of the named executive officers under the Deferred Compensation Plan, EMCP and SERP, see “—Deferred Compensation Plan,” “—Executive Medical Care Plan” and “—Executive Supplemental Retirement Income Plan.”

F. Edward Broadwell, Jr.

Termination Scenario	Total Compensation and Health and Other Insurance Benefits Continuation ($)			Payout of Unused Paid Time Off ($)			Life Insurance Benefit ($)		Payment of 299% of “Base Amount” ($)

If termination for cause occurs	$	---			$10,000		$	---	$	---

If voluntary termination occurs that does not constitute “involuntary termination” under Employment Agreement	$	---			$10,000		$	---	$	---

If “involuntary termination” under Employment Agreement occurs, but not within the six months preceding, at the time of or following a change in control		$1,012,578	(1)		$10,000		$	---	$	---

If “involuntary termination” under Employment Agreement occurs within the six months preceding, at the time of or following a change in control	$	---			$10,000		$	---		$3,204,770	(2)

If termination occurs as a result of death, not within six months before, or 12 months after, a change in control		$169,402	(3)		$10,000			$585,000	$	---

If termination occurs as a result of death within six months before, or 12 months after, a change in control	$	---			$10,000			$585,000		$3,204,770	(4)

If termination occurs as a result of disability, not during the one year period following a change in control		$715,677	(5)	$	---	(6)	$	---	$	---

If termination occurs as a result of disability during the one year period following a change in control	$	---	(7)		$10,000		$	---		$3,204,770	(7)
________________
(1)
Represents the continuation of “total compensation” (payable monthly) and health and other insurance benefits under Mr. Broadwell’s employment agreement, as described under “—Employment Agreements with Named Executive Officers,” for the remaining term of Mr. Broadwell’s employment agreement (i.e., through December 17, 2013), assuming Mr. Broadwell’s employment is, on June 30, 2012, “involuntarily terminated” but not within the six months preceding, at the time of or following a change in control.  For purposes of the above table, Mr. Broadwell’s annual “total compensation” is calculated as $677,607, and the annual amount of his health and other insurance benefits is calculated at $24,401.

(2)
Represents the amount payable to Mr. Broadwell under his employment agreement in the event that his employment is “involuntarily terminated” within the six months preceding, at the time of or following a change in control.

(3)
Represents continued payment of Mr. Broadwell’s “total compensation” for a period of three months following his death, as provided in his employment agreement.  The amount shown is 25% of his “total compensation” ($677,607).

(4)
Represents the amount payable under Mr. Broadwell’s employment agreement to his estate or designated beneficiary in the event that during the six months before, or 12 months after, a change in control, his employment terminates due to death.

(5)
Represents continued payment of Mr. Broadwell’s “total compensation” for the remaining term of his employment agreement (i.e., through December 17, 2013), assuming that Mr. Broadwell’s employment is terminated by HomeTrust Bancshares on June 30, 2012 after having established that he is permanently disabled ($677,607 per year), less the amount of his unused time off allocated for the 2012 calendar year ($10,000) and less the proceeds of the disability insurance policy maintained for him by HomeTrust Bank or HomeTrust Bancshares ($262,500).  As provided in Mr. Broadwell’s employment agreement, this disability benefit is not payable until after the exhaustion of all paid time off days allocated for the calendar year and is reduced by the proceeds of any disability insurance policy then in effect pursuant to a disability insurance program sponsored by HomeTrust Bank or HomeTrust Bancshares.

(6)	Under his employment agreement, Mr. Broadwell is not entitled to any disability benefits until after the exhaustion of his paid time off allocated for the current calendar year.
(7)
Under his employment agreement, if Mr. Broadwell’s employment terminates due to permanent disability during the one-year period following a change in control, Mr. Broadwell is entitled to either the continuation of his “total compensation” for the remaining term of the agreement (reduced by the proceeds of any disability insurance policy then in effect pursuant to a disability insurance program sponsored by HomeTrust Bank or HomeTrust Bancshares) or 299% of his “base amount,” whichever is greater in value as determined on a present value basis.

Dana L. Stonestreet

Termination Scenario	Total Compensation and Health and Other Insurance Benefits Continuation ($)			Payout of Unused Paid Time Off ($)			Life Insurance Benefit ($)		Payment of 299% of “Base Amount” ($)

If termination for cause occurs	$	---			$10,000		$	---	$	---

If voluntary termination occurs that does not constitute “involuntary termination” under Employment Agreement	$	---			$10,000		$	---	$	---

If “involuntary termination” under Employment Agreement occurs, but not within the six months preceding, at the time of or following a change in control		$1,681,429	(1)		$10,000		$	---	$	---

If “involuntary termination” under Employment Agreement occurs within the six months preceding, at the time of or following a change in control	$	---			$10,000		$	---		$2,077,955	(2)

If termination occurs as a result of death, not within six months before, or 12 months after, a change in control		$135,828	(3)		$10,000			$788,000	$	---

If termination occurs as a result of death within six months before, or 12 months after, a change in control	$	---			$10,000			$788,000		$2,077,955	(4)

If termination occurs as a result of disability, not during the one year period following a change in control		$1,079,934	(5)	$	---	(6)	$	---	$	---

If termination occurs as a result of disability during the one year period following a change in control	$	---	(7)		$10,000		$	---		$2,077,955	(7)
________________
(1)
Represents the continuation of “total compensation” (payable monthly) and health and other insurance benefits under Mr. Stonestreet’s employment agreement, as described under “—Employment Agreements with Named Executive Officers,” for the remaining term of Mr. Stonestreet’s employment agreement (i.e., through June 30, 2015, assuming that his agreement became effective on June 30, 2012), assuming Mr. Stonestreet’s employment is, on June 30, 2012, “involuntarily terminated” but not within the six months preceding, at the time of or following a change in control.  For purposes of the above table, Mr. Stonestreet’s annual “total compensation” is calculated as $543,311, and the annual amount of his health and other insurance benefits is calculated at $17,165.

(2)
Represents the amount payable to Mr. Stonestreet under his employment agreement in the event that his employment is “involuntarily terminated” within the six months preceding, at the time of or following a change in control.

(3)
Represents continued payment of Mr. Stonestreet’s “total compensation” for a period of three months following his death, as provided in his employment agreement.  The amount shown is 25% of his “total compensation” ($543,311).

(4)
Represents the amount payable under Mr. Stonestreet’s employment agreement to his estate or designated beneficiary in the event that during the six months before, or 12 months after, a change in control, his employment terminates due to death.

(5)
Represents continued payment of Mr. Stonestreet’s “total compensation” for the remaining term of his employment agreement (i.e., through June 30, 2015, assuming that his agreement became effective on June 30, 2012), assuming that Mr. Stonestreet’s employment is terminated by HomeTrust Bancshares on June 30, 2012 after having established that he is permanently disabled ($543,311 per year), less the payout amount of his unused time off allocated for the 2012 calendar year ($10,000) and less the proceeds of the disability insurance policy maintained for him by HomeTrust Bank or HomeTrust Bancshares ($540,000).  As provided in Mr. Stonestreet’s employment agreement, this disability benefit is not payable until after the exhaustion of all paid time off days allocated for the calendar year and is reduced by the proceeds of any disability insurance policy then in effect pursuant to a disability insurance program sponsored by HomeTrust Bank or HomeTrust Bancshares.

(6)	Under his employment agreement, Mr. Stonestreet is not entitled to any disability benefits until after the exhaustion of his paid time off for the current calendar year.
(7)
Under his employment agreement, if Mr. Stonestreet’s employment terminates due to permanent disability during the one-year period following a change in control, Mr. Stonestreet is entitled to either the continuation of his “total compensation” for the remaining term of the agreement (reduced by the proceeds of any disability insurance policy then in effect pursuant to a disability insurance program sponsored by HomeTrust Bank or HomeTrust Bancshares) or 299% of his “base amount,” whichever is greater in value as determined on a present value basis.

Tony J. VunCannon

Termination Scenario	Total Compensation and Health and Other Insurance Benefits Continuation ($)			Payout of Unused Paid Time Off ($)			Life Insurance Benefit ($)		Payment of 299% of “Base Amount” ($)

If termination for cause occurs	$	---			$10,000		$	---	$	---

If voluntary termination occurs that does not constitute “involuntary termination” under Employment Agreement	$	---			$10,000		$	---	$	---

If “involuntary termination” under Employment Agreement occurs, but not within the six months preceding, at the time of or following a change in control		$530,174	(1)		$10,000		$	---	$	---

If “involuntary termination” under Employment Agreement occurs within the six months preceding, at the time of or following a change in control	$	---			$10,000		$	---		$773,172	(2)

If termination occurs as a result of death, not within six months before, or 12 months after, a change in control		$61,250	(3)		$10,000			$490,000	$	---

If termination occurs as a result of death within six months before, or 12 months after, a change in control	$	---			$10,000			$490,000		$773,172	(4)

If termination occurs as a result of disability, not during the one year period following a change in control		$120,000	(5)	$	---	(6)	$	---	$	---

If termination occurs as a result of disability during the one year period following a change in control	$	---	(7)		$10,000		$	---		$773,172	(7)
________________
(1)
Represents the continuation of (i) Mr. VunCannon’s then-current base salary and the average annual amount of cash bonus and cash incentive compensation earned by Mr. VunCannon for the two full fiscal years preceding the termination date (payable monthly) (the “Salary and Average Bonus Benefit”) and (ii) health and other insurance benefits under Mr. VunCannon’s employment agreement, as described under “—Employment Agreements,” for the remaining term of Mr. VunCannon’s employment agreement (i.e., through June 30, 2014, assuming that his agreement became effective on June 30, 2012), assuming Mr. VunCannon’s employment is, on June 30, 2012, “involuntarily terminated” but not within the six months preceding, at the time of or following a change in control.  For purposes of the above table, Mr. VunCannon’s annual salary is assumed to be $180,000, the average annual amount of his cash bonus and cash incentive compensation is calculated at $65,000 and the annual amount of his health and other insurance benefits is calculated at $20,087.

(2)
Represents the amount payable to Mr. VunCannon under his employment agreement in the event that his employment is “involuntarily terminated” within the six months preceding, at the time of or following a change in control.

(3)
Represents continued payment of Mr. VunCannon’s Salary and Average Bonus Benefit (payable monthly) for a period of three months following his death, as provided in his employment agreement.  The amount shown is 25% of the annual amount of his Salary and Average Bonus Benefit ($245,000).

(4)
Represents the amount payable under Mr. VunCannon’s employment agreement to his estate or designated beneficiary in the event that during the six months before, or 12 months after, a change in control, his employment terminates due to death.

(5)
Represents the continuation of Mr. VunCannon’s Salary and Average Bonus Benefit (payable monthly) for the remaining term of his employment agreement (i.e., through June 30, 2014, assuming that his agreement became effective on June 30, 2012), assuming that Mr. VunCannon’s employment is terminated by HomeTrust Bancshares on June 30, 2012 after having established that he is permanently disabled ($245,000 per year), less the payout amount of his unused time off allocated for the 2012 calendar year ($10,000) and less the proceeds of the disability insurance policy maintained for him by HomeTrust Bank or HomeTrust Bancshares ($360,000).  As provided in Mr. VunCannon’s employment agreement, this disability benefit is not payable until after the exhaustion of all paid time off days allocated for the calendar year and is reduced by the proceeds of any disability insurance policy then in effect pursuant to a disability insurance program sponsored by HomeTrust Bank or HomeTrust Bancshares.

(6)	Under his employment agreement, Mr. VunCannon is not entitled to any disability benefits until after the exhaustion of his paid time off for the current calendar year.
(7)
Under his employment agreement, if Mr. VunCannon’s employment terminates due to disability during the one-year period following a change in control, Mr. VunCannon is entitled to either (i) continuation of his Salary and Average Bonus Benefit (payable monthly) for the remaining term of the agreement (reduced by the proceeds of any disability insurance policy then in effect pursuant to a disability insurance program sponsored by HomeTrust Bank or HomeTrust Bancshares) or (ii) 299% of his “base amount,” whichever is greater in value as determined on a present value basis.

Howard L. Sellinger

Termination Scenario	Total Compensation and Health and Other Insurance Benefits Continuation ($)			Payout of Unused Paid Time Off ($)			Life Insurance Benefit ($)		Payment of 299% of “Base Amount” ($)

If termination for cause occurs	$	---			$10,000		$	---	$	---

If voluntary termination occurs that does not constitute “involuntary termination” under Employment Agreement	$	---			$10,000		$	---	$	---

If “involuntary termination” under Employment Agreement occurs, but not within the six months preceding, at the time of or following a change in control		$503,528	(1)		$10,000		$	---	$	---

If “involuntary termination” under Employment Agreement occurs within the six months preceding, at the time of or following a change in control	$	---			$10,000		$	---		$1,121,760	(2)

If termination occurs as a result of death, not within six months before, or 12 months after, a change in control		$60,625	(3)		$10,000			$485,000	$	---

If termination occurs as a result of death within six months before, or 12 months after, a change in control	$	---			$10,000			$485,000		$1,121,760	(4)

If termination occurs as a result of disability, not during the one year period following a change in control		$115,000	(5)	$	---	(6)	$	---	$	---

If termination occurs as a result of disability during the one year period following a change in control	$	---	(7)		$10,000		$	---		$1,121,760	(7)
________________
(1)
Represents the continuation of (i) Mr. Sellinger’s then-current base salary and the average annual amount of cash bonus and cash incentive compensation earned by Mr. Sellinger for the two full fiscal years preceding the termination date (payable monthly) (the “Salary and Average Bonus Benefit”) and (ii) health and other insurance benefits under Mr. Sellinger’s employment agreement, as described under “—Employment Agreements,” for the remaining term of Mr. Sellinger’s employment agreement (i.e., through June 30, 2014, assuming that his agreement became effective on June 30, 2012), assuming Mr. Sellinger’s employment is, on June 30, 2012, “involuntarily terminated” but not within the six months preceding, at the time of or following a change in control.  For purposes of the above table, Mr. Sellinger’s annual salary is assumed to be $180,000, the average annual amount of his cash bonus and cash incentive compensation is calculated at $62,500 and the annual amount of his health and other insurance benefits is calculated at $9,264.

(2)
Represents the amount payable to Mr. Sellinger under his employment agreement in the event that his employment is “involuntarily terminated” within the six months preceding, at the time of or following a change in control.

(3)
Represents continued payment of Mr. Sellinger’s Salary and Average Bonus Benefit (payable monthly) for a period of three months following his death, as provided in his employment agreement.  The amount shown is 25% of the annual amount of his Salary and Average Bonus Benefit ($242,500).

(4)
Represents the amount payable under Mr. Sellinger’s employment agreement to his estate or designated beneficiary in the event that during the six months before, or 12 months after, a change in control, his employment terminates due to death.

(5)
Represents the continuation of Mr. Sellinger’s Salary and Average Bonus Benefit (payable monthly) for the remaining term of his employment agreement (i.e., through June 30, 2014, assuming that his agreement became effective on June 30, 2012), assuming that Mr. Sellinger’s employment is terminated by HomeTrust Bancshares on June 30, 2012 after having established that he is permanently disabled ($242,500 per year), less the payout amount of his unused time off allocated for the 2012 calendar year ($10,000) and less the proceeds of the disability insurance policy maintained for him by HomeTrust Bank or HomeTrust Bancshares ($360,000).  As provided in Mr. Sellinger’s employment agreement, this disability benefit is not payable until after the exhaustion of all paid time off days allocated for the calendar year and is reduced by the proceeds of any disability insurance policy then in effect pursuant to a disability insurance program sponsored by HomeTrust Bank or HomeTrust Bancshares.

(6)	Under his employment agreement, Mr. Sellinger is not entitled to any disability benefits until after the exhaustion of his paid time off for the current calendar year.
(7)
Under his employment agreement, if Mr. Sellinger’s employment terminates due to disability during the one-year period following a change in control, Mr. Sellinger is entitled to either (i) continuation of his Salary and Average Bonus Benefit (payable monthly) for the remaining term of the agreement (reduced by the proceeds of any disability insurance policy then in effect pursuant to a disability insurance program sponsored by HomeTrust Bank or HomeTrust Bancshares) or (ii) 299% of his “base amount,” whichever is greater in value as determined on a present value basis.

Charles I. Abbitt, Jr.

Termination Scenario	Total Compensation and Health and Other Insurance Benefits Continuation ($)			Payout of Unused Paid Time Off ($)		Life Insurance Benefit ($)		Payment of 299% of “Base Amount” ($)

If termination for cause occurs	$	---		$14,374		$	---	$	---

If voluntary termination occurs that does not constitute “involuntary termination” under Employment Agreement	$	---		$14,374		$	---	$	---

If “involuntary termination” under Employment Agreement occurs, but not within the six months preceding, at the time of or following a change in control		$474,215	(1)	$14,374		$	---	$	---

If “involuntary termination” under Employment Agreement occurs within the six months preceding, at the time of or following a change in control	$	---		$14,374		$	---		$542,742	(2)

If termination occurs as a result of death, not within six months before, or 12 months after, a change in control		$55,625	(3)	$14,374			$445,000	$	---

If termination occurs as a result of death within six months before, or 12 months after, a change in control	$	---		$14,374			$445,000		$542,742	(4)

If termination occurs as a result of disability, not during the one year period following a change in control		$75,000	(5)	$11,851	(6)	$	---	$	---

If termination occurs as a result of disability during the one year period following a change in control	$	---	(7)	$14,374		$	---		$542,742	(7)
________________
(1)
Represents the continuation of (i) Mr. Abbitt’s then-current base salary and the average annual amount of cash bonus and cash incentive compensation earned by Mr. Abbitt for the two full fiscal years preceding the termination date (payable monthly) (the “Salary and Average Bonus Benefit”) and (ii) health and other insurance benefits under Mr. Abbitt’s employment agreement, as described under “—Employment Agreements,” for the remaining term of Mr. Abbitt’s employment agreement (i.e., through June 30, 2014, assuming that his agreement became effective on June 30, 2012), assuming Mr. Abbitt’s employment is, on June 30, 2012, “involuntarily terminated” but not within the six months preceding, at the time of or following a change in control.  For purposes of the above table, Mr. Abbitt’s annual salary is assumed to be $180,000, the average annual amount of his cash bonus and cash incentive compensation is calculated at $42,500 and the annual amount of his health and other insurance benefits is calculated at $14,608.

(2)
Represents the amount payable to Mr. Abbitt under his employment agreement in the event that his employment is “involuntarily terminated” within the six months preceding, at the time of or following a change in control.

(3)
Represents continued payment of Mr. Abbitt’s Salary and Average Bonus Benefit (payable monthly) for a period of three months following his death, as provided in his employment agreement.  The amount shown is 25% of the annual amount of his Salary and Average Bonus Benefit ($222,500).

(4)
Represents the amount payable under Mr. Abbitt’s employment agreement to his estate or designated beneficiary in the event that during the six months before, or 12 months after, a change in control, his employment terminates due to death.

(5)
Represents the continuation of Mr. Abbitt’s Salary and Average Bonus Benefit (payable monthly) for the remaining term of his employment agreement (i.e., through June 30, 2014, assuming that his agreement became effective on June 30, 2012), assuming that Mr. Abbitt’s employment is terminated by HomeTrust Bancshares on June 30, 2012 after having established that he is permanently disabled ($222,500 per year), less the payout amount of his unused time off allocated for the 2012 calendar year ($10,000) and less the proceeds of the disability insurance policy maintained for him by HomeTrust Bank or HomeTrust Bancshares ($360,000).  As provided in Mr. Abbitt’s employment agreement, this disability benefit is not payable until after the exhaustion of all paid time off days allocated for the calendar year and is reduced by the proceeds of any disability insurance policy then in effect pursuant to a disability insurance program sponsored by HomeTrust Bank or HomeTrust Bancshares.

(6)	Under his employment agreement, Mr. Abbitt is not entitled to any disability benefits until after the exhaustion of his paid time off for the current calendar year.
(7)
Under his employment agreement, if Mr. Abbitt’s employment terminates due to disability during the one-year period following a change in control, Mr. Abbitt is entitled to either (i) continuation of his Salary and Average Bonus Benefit (payable monthly) for the remaining term of the agreement (reduced by the proceeds of any disability insurance policy then in effect pursuant to a disability insurance program sponsored by HomeTrust Bank or HomeTrust Bancshares) or (ii) 299% of his “base amount,” whichever is greater in value as determined on a present value basis.

Other Benefits

401(k) Plan.  The 401(k) provides HomeTrust Bank employees with an opportunity to save for retirement on a tax-advantaged basis plan.  All employees are eligible to participate for purposes of elective deferrals on their date of hire, with participation commencing on the first day of the plan year quarter coinciding with or next following the employee’s date of hire.  Effective July 1, 2012, an employee becomes eligible to participate for purposes of matching contributions and nonelective contributions at the same time they are eligible to participate in the Plan.  During 2011, participants were permitted to make salary reduction contributions to the 401(k) Plan of up to 100% of their annual salary, up to a maximum of $16,500.  In addition, participants who have attained age 50 may defer an additional $5,500 annually as a 401(k) “catch-up” contribution.  All contributions made by participants are before-tax contributions.  During fiscal 2012, HomeTrust Bank matched employee contributions dollar for dollar up to 6% of compensation.  All participant 401(k) contributions and earnings are fully and immediately vested.  All matching contributions and nonelective contributions and earnings thereon vest in 20% annual increments after two years of service (with full vesting after six years of service), provided that a participant is always 100% vested in his or her matching and nonelective contributions if the participant is employed on or after age 59 ½ or if the participant’s employment terminates due to death or disability.  Participants may invest amounts contributed by them, as well as employer contributions, to their 401(k) accounts in one or more investment options available under the 401(k) plan.  Participants are permitted to borrow against their account balance in the 401(k) plan.  Hardship distributions are also permitted.

Health and Other Employee Benefits.  HomeTrust Bank provides health benefits to its employees, including comprehensive medical insurance, dental insurance and vision insurance. HomeTrust Bank also provides life and short- and long-term disability insurance coverage for its employees.  In addition, HomeTrust Bank offers an employee assistance program through a third party provider to provide support to employees facing personal difficulties, as well as an interest free loan program for personal computer purchases and a tuition reimbursement program of up to $1,250 per year.

Employee Stock Ownership Plan.  The board of directors adopted an employee stock ownership plan for employees of HomeTrust Bancshares and HomeTrust Bank, which became effective upon completion of HomeTrust Bank’s mutual-to-stock conversion and HomeTrust Bancshares’s initial public stock offering.  Employees of HomeTrust Bancshares and HomeTrust Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the employee stock ownership plan  on the next following July 1 or January 1.

As part of the conversion and offering, the employee stock ownership plan borrowed funds from HomeTrust Bancshares for the purpose of acquiring common stock.  The employee stock ownership plan used these funds to purchase 1,058,000 shares of common stock, representing 5.0% of the shares of common stock outstanding after the offering.  This loan is equal to 100% of the aggregate purchase price of the common stock that was acquired by the employee stock ownership plan.  The loan to the employee stock ownership plan will be repaid primarily from contributions made by HomeTrust Bank to the employee stock ownership plan over a period of 20 years and from dividends on common stock held by the employee stock ownership plan.  Collateral for the loan is the common stock purchased by the employee stock ownership plan with the loan proceeds.  The interest rate for the loan is 2.30%, which is equal to the applicable federal long-term rate under the Internal Revenue Code determined as of the date of the loan, and such interest rate is expected to remain fixed over the term of the loan.  HomeTrust Bancshares or HomeTrust Bank may, in any plan year, make additional discretionary contributions for the benefit of plan participants.  These contributions may be made either in cash or in shares of common stock, which may be acquired through the purchase of outstanding shares in the market or from individual stockholders, or upon the issuance of additional shares by HomeTrust Bancshares.  The timing, amount and manner of future contributions to the employee stock ownership plan will be affected by various factors, including the terms of the employee stock ownership loan, prevailing regulatory policies, the requirements of applicable laws and regulations and market conditions.

Shares purchased by the employee stock ownership plan with the proceeds of the loan will be held in a suspense account and released to participants’ accounts as debt service payments are made. Shares released from the employee stock ownership plan will be allocated to each eligible participant’s employee stock ownership plan account based on the ratio of each such participant’s eligible compensation to the total eligible compensation of all eligible employee stock ownership plan participants.  An employee is eligible for an employee stock ownership allocation if he is credited with 1,000 or more hours of service during the plan year, and either is actually employed on the last day of the plan year or terminates employment during the plan year on account of death, disability or attaining normal retirement age (age 59 1/2).  Forfeitures will be reallocated among remaining participating employees in the same manner as an employer contribution (or released common stock).  The account balances of participants within the employee stock ownership plan will become vested at a rate of 20% for each year of service, beginning with the second year of service, so that full vesting occurs after six years of service or upon attaining normal retirement age or upon termination of employment due to death or disability while actively employed.  Credit for eligibility and vesting is given for years of service prior to adoption of the employee stock ownership plan.  In the case of a “change in control,” as defined in the employee stock ownership plan, which triggers a termination of the employee stock ownership plan, participants immediately will become fully vested in their account balances.  Benefits are payable upon retirement or other separation from service (including death or disability), or upon termination of the plan.  HomeTrust Bancshares’ contributions to the employee stock ownership plan are not fixed and the value of the common stock cannot be determined in advance, so benefits payable under the employee stock ownership plan cannot be estimated.

Principal Trust Company currently serves as trustee of the employee stock ownership plan.  Under the employee stock ownership plan, the trustee must vote all allocated shares held in the employee stock ownership plan in accordance with the instructions of the participating employees, and unallocated shares generally will be voted in the same ratio on any matter as those allocated shares for which instructions are given.

Accounting principles generally accepted in the United States require that any third party borrowing by the employee stock ownership plan be reflected as a liability on HomeTrust Bancshares’ statement of financial condition.  Since the employee stock ownership plan is borrowing from HomeTrust Bancshares, such obligation is not treated as a liability, but will be excluded from stockholders’ equity.  If the employee stock ownership plan purchases newly issued shares from HomeTrust Bancshares, total stockholders’ equity would neither increase nor decrease, but per share stockholders’ equity and per share net income would decrease as the newly issued shares are allocated to the employee stock ownership plan participants.

The employee stock ownership plan is subject to the requirements of the Internal Revenue Code and ERISA, and the regulations and guidance of general applicability issued thereunder.

Equity Incentive Plan.   We intend to adopt one or more equity incentive plans that will provide for grants of stock options and restricted common stock awards.  If the equity incentive plans are adopted within one year following the conversion, the number of shares of common stock reserved for issuance pursuant to option grants or restricted stock awards under the plans may not exceed 10% and 4%, respectively, of the shares sold in the offering.

It is expected that the equity incentive plan(s) will not be established sooner than six months after the stock offering and if adopted within one year after the stock offering would require the approval by stockholders owning a majority of the outstanding shares of HomeTrust Bancshares common stock eligible to be cast.  If the equity incentive plan(s) are established more than one year after the stock offering, they would require the approval of our stockholders by a majority of the votes cast.  The following additional restrictions would apply to our equity incentive plan(s) if the plan(s) are adopted within one year after the stock offering:

•	non-employee directors in the aggregate may not receive more than 30% of the options and restricted stock awards authorized under the plan(s);

•	any one non-employee director may not receive more than 5% of the options and restricted stock awards authorized under the plan(s);

•	no individual receives more than 25% of the shares authorized under any plan;

•
any tax-qualified employee stock benefit plans and management stock award plans, in the aggregate, may not encompass more than 10% of the shares sold in the offering, unless HomeTrust Bank has tangible capital of 10% or more, in which case any tax-qualified employee stock benefit plans and management stock award plans, may be increased to up to 12% of the shares sold in the offering;

•	stock options and restricted stock awards may not vest more rapidly than 20% per year, beginning on the first anniversary of the grant;

•	accelerated vesting is not permitted except for death, disability or upon a change in control of HomeTrust Bank or HomeTrust Bancshares; and

•
our executive officers or directors must exercise or forfeit their options in the event that HomeTrust Bank becomes critically undercapitalized, is subject to enforcement action or receives a capital directive.

In the event our primary federal regulators change their regulations or policies regarding equity incentive plans, including any regulations or policies restricting the size of awards and vesting of benefits as described above, the restrictions described above may not be applicable.

Compensation Committee Report

    The Compensation Committee of the HomeTrust Bancshares board of directors has reviewed and discussed the Compensation Discussion and Analysis contained above with management and, based on such review and discussion, the Compensation Committee recommended to the HomeTrust Bancshares board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

    Submitted by the Compensation Committee of the HomeTrust Bancshares board of directors:

Franklin V. Beam
Craig C. Koontz
Peggy C. Melville
Larry S. McDevitt
Robert E. Shepherd, Sr.

Compensation Committee Interlocks and Insider Participation

    The members of the Compensation Committee of the board of directors during the fiscal year ended June 30, 2012 consisted of Directors McDevitt (Chairman), Beam, Koontz, Melville and Shepherd.  Ms. Melville is a former officer of HomeTrust Bank, having retired as Senior Vice President and Chief Administration Officer in 2008.  As discussed under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons,” Mr. McDevitt is a principal of a law firm to which HomeTrust Bank made payments during the fiscal year ended June 30, 2012.

Director Compensation

The following table sets forth certain information regarding the compensation earned by each individual who served on the board of directors of HomeTrust Bank during fiscal 2012 for his or her service as a director.

Name	Fees Earned Or Paid in Cash ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)		All Other Compensa- tion ($)(5)		Total ($)

Stan Allen(1)	$39,100	$	---	$	---	$39,100
Franklin V. Beam	$50,000		$3,165		$34,299	$87,464
Sidney A. Biesecker(1)	$39,100	$	---	$	---	$39,100
F. Edward Broadwell, Jr.(2)	$38,500		$739		$5,000	$44,239
William T. Flynt(3)	$40,900		$9,893		$23,480	$74,273
J. Steven Goforth	$40,900		$6,478		$32,710	$80,008
Craig C. Koontz	$40,300		$18,236	$	---	$58,536
Larry S. McDevitt	$47,600		$27,928		$5,000	$80,528
F.K. McFarland, III	$40,800		$7,991		$5,000	$53,791
Peggy C. Melville(3)	$49,400		$14,805		$5,000	$69,205
Robert E. Shepherd, Sr.	$50,000		$1,751		$5,000	$56,751
Dana L. Stonestreet(2)	$38,500		$209		$5,000	$43,709
_______________
(1)
Each of Messrs. Allen and Biesecker also is employed by HomeTrust Bank as President of a partner bank operating division but is not considered an executive officer of HomeTrust Bank.  Information regarding compensation provided to Messrs. Allen and Biesecker during 2012 for their service as employees is provided under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons.”

(2)
Compensation provided to Messrs. Broadwell and Stonestreet during fiscal 2012 for their service as executive officers is included in the summary compensation table, under “—Executive Compensation-Summary Compensation Table.”

(3)
Mr. Flynt and Ms. Melville are former employees of HomeTrust Bank.  Information regarding compensation provided to them during fiscal 2012 relating to their service as former employees is provided under “Item 13. Certain Relationships and Related Transactions, and Director Independence —Transactions with Related Persons.”

(4)
Represents the aggregate of (i) the change in the actuarial present value of the director’s accumulated benefit under the Director Emeritus Plan from June 30, 2011 to June 30, 2012 and (ii) above market interest  on amounts deferred under the Deferred Compensation Plan, respectively, as follows: Mr. Allen – (i) $0 and (ii) $0; Mr. Beam – (i) $2,426 and (ii) $739; Mr. Biesecker – (i) $0 and (ii) $0; Mr. Broadwell – (i) $0 and (ii) $739; Mr. Flynt – (i) $8,008 and (ii) $1,885; Mr. Goforth – (i) $(6,193), reflected as zero in the table per SEC rules and (ii) $6,478; Mr. Koontz - $18,125 and $111; Mr. McDevitt – (i) $26,779 and (ii) $1,149; Mr. McFarland – (i) $7,301 and (ii) $690; Ms. Melville – (i) $13,766 and (ii) 1,039; Mr. Shepherd – (i) $0 and (ii) $1,751; and Mr. Stonestreet – (i) 0 and (ii) $209.    Messrs. Allen, Biesecker, Broadwell and Stonestreet currently do not participate in the Director Emeritus Plan.  Mr. Allen was a participant in the Director Emeritus Plan but his participation terminated during fiscal 2012.  See “—Director Emeritus Plan.”

(5)
For Messrs. Beam, Flynt and Goforth consists of (i) of contribution by HomeTrust Bank under the Deferred Compensation Plan of $5,000 each and (ii) distributions under the Director Emeritus Plan of $29,299, $18,480 and $27,710, respectively.  For Messrs. Broadwell, McDevitt, McFarland, Shepherd and Stonestreet and Ms. Melville, consists of contribution by HomeTrust Bank under the Deferred Compensation Plan of $5,000 each.

Director Retainer and Fees

During fiscal 2012, each director of HomeTrust Bank was paid an annual retainer of $7,000, $1,950 for each board meeting attended and $600 for each board committee meeting attended.  In November 2011, the board reduced the fees for meetings attended by telephone, as follows: meeting length less than two hours, $100; meeting length two to four hours, $250; and meeting length over four hours, $600.  Certain of the directors of HomeTrust Bank serve on the partner boards of the partner banking divisions.  Mr. Flynt is a member of the Home Savings Bank partner board, Messrs. Beam and Goforth are members of the Shelby Savings Bank partner board, Mr. McFarland is a member of the Tryon Federal Bank partner board, Messrs. Biesecker and Koontz are members of the Industrial Federal Bank partner board and Mr. Allen is a member of the Cherryville Federal Bank partner board.  During fiscal 2012, the directors of HomeTrust Bank who serve as partner board members were not provided with additional compensation for such service. In addition, Mr. Broadwell and Ms. Melville serve as members of the Haywood West community advisory board and Mr. Biesecker is a member of the Industrial Federal community advisory board.  Messrs. Broadwell and Biesecker are not provided any additional compensation for their service on these community advisory boards and Ms. Melville is paid a fee of $200 for each meeting of the Haywood West community advisory board that she attends.

Director Emeritus Plan

Under the Director Emeritus Plan, upon termination of service as a director other than for cause, a participating director becomes an emeritus director and is entitled to be paid a monthly director emeritus fee as set forth in his or her joinder agreement to the Director Emeritus Plan, for the benefit period specified in the joinder agreement.  Directors Broadwell, Stonestreet, Allen and Biesecker do not currently participate in the Director Emeritus Plan, but instead are entitled to additional benefits under the SERP.  Mr. Allen’s participation in the Director Emeritus Plan terminated during fiscal 2012 in exchange for an additional benefit under the SERP that is identical to the benefit he would have been entitled to under the Director Emeritus Plan.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Stan Allen.”  The specific Director Emeritus Plan benefits of each of the directors who currently participate in the Director Emeritus Plan are described below.  Each participating director is 100% vested in his or her benefits under the Director Emeritus Plan.

Directors Koontz, McDevitt and Shepherd.  Under their joinder agreements, each of Directors Koontz, McDevitt and Shepherd is entitled to a 20-year director emeritus benefit in the annual amount of $30,000, with such amount increasing 5% per year after the first year of the benefit period.

Directors Melville and McFarland.   Under their joinder agreements, each of Directors Melville and McFarland is entitled to a 20-year director emeritus benefit in the annual amount of $16,193, with such amount increasing 5% per year after the first year of the benefit period.  Ms. Melville, who retired from HomeTrust Bank as an employee in 2008, also is entitled to a benefit under the SERP.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons-Peggy C. Melville.”

Directors Beam and Goforth.  Under their joinder agreements, each of Directors Beam and Goforth is entitled to (i) a 20-year director emeritus benefit in the annual amount of $18,000, with such amount increasing 5% per year after the first year of the benefit period, and (ii) a 20-year director emeritus benefit, with the annual payout amount starting at $12,000 in Year 1 and increasing to $44,638 in Year 20.

Director Flynt.  Under his joinder agreement, Director Flynt is entitled to a 20-year director emeritus benefit, with the annual payout amount starting at $12,000 in Year 1 and increasing to $44,638 in Year 20.  Mr. Flynt, who retired from HomeTrust Bank as an employee in 2007, also is entitled to a benefit under the SERP.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence —Transactions with Related Persons-William T. Flynt.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The following table sets forth, as of September 12, 2012, certain information as to those persons who were known by management to be beneficial owners of five percent or more of the outstanding shares of our common stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

HomeTrust Bancshares, Inc. Employee Stock Ownership Plan 10 Woodfin Street Asheville, North Carolina 28801	1,058,000	5.00%

The following table sets forth, as of September 12, 2012, certain information as to the shares of common stock beneficially owned by our directors and named executive officers and by all directors and executive officers as a group.

Name	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Charles I. Abbitt, Jr.	5,265	(2)	0.02%
Stan Allen	5,000		0.02%
Franklin V. Beam	20,000		0.09%
Sidney A. Biesecker	20,000		0.09%
F. Edward Broadwell, Jr.	179,500	(2)(3)	0.85%
Robert. G. Dinsmore, Jr.	0		---
William T. Flynt	10,000		0.05%
J. Steven Goforth	10,000		0.05%
Craig C. Koontz	20,000		0.09%
Larry S. McDevitt	10,000		0.05%
F.K. McFarland, III	5,000		0.02%
Peggy C. Melville	20,000		0.09%
Howard L. Sellinger	24,250	(2)	0.11%
Robert E. Shepherd, Sr.	5,000		0.02%
Dana L. Stonestreet	177,090	(2)(4)	0.84%
Tony J. VunCannon	28,925	(2)	0.14%
Directors and Executive Officers as a Group (18 persons)	541,005	(2)	2.56%
_______________
(1)
Amounts include shares held directly, as well as shares held jointly with family members, in retirement accounts, in a fiduciary capacity, by certain family members, by certain related entities or by trusts of which the directors and executive officers are trustees or substantial beneficiaries, with respect to which shares the respective director or executive officer may be deemed to have sole or shared voting and/or dispositive powers. The holders may disclaim beneficial ownership of the included shares which are owned by or with family members, trusts or other entities.

(2)
Includes shares held in accounts under the 401(k) Plan, as follows: Mr. Broadwell – 28,500 shares; Mr. Stonestreet – 55,290 shares; Mr. VunCannon – 20,425 shares; Mr. Abbitt – 5,265 shares; Mr. Sellinger – 14,250 shares; and all directors and executive officers as a group - 124,680 shares.

(3)	Includes 30,600 shares held by Mr. Broadwell’s spouse and 400 shares held by Mr. Broadwell’s spouse as custodian for their grandchildren.
(4)	Includes 10,800 shares held by Mr. Stonestreet’s spouse and 60,000 shares held in a brokerage account pursuant to which they may serve as security for a margin loan.

We currently do not have any compensation plans under which our equity securities are authorized for issuance other than our 401(k) plan and employee stock ownership plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Review and Approval of Related Party Transactions.  The charter of the Audit, Compliance and Enterprise Risk Management Committee of the HomeTrust Bancshares board of directors provides that the committee is to review and approve all related party transactions (defined as transactions requiring disclosure under Item 404 of SEC Regulation S-K) on an ongoing basis.

Loans. HomeTrust Bank has followed a policy of granting loans to officers and directors, which fully complies with all applicable federal regulations.  Loans to directors and executive officers are made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with persons not related to HomeTrust Bank prevailing at the time, in accordance with our underwriting guidelines, and do not involve more than the normal risk of collectibility or present other unfavorable features.

All loans to directors and executive officers and their related persons totaled approximately $726,325 at June 30, 2012, and were performing in accordance with their terms at that date.

Stan Allen. Director Stan Allen is employed by HomeTrust Bank as President of the Cherryville Federal Bank banking division.  For his services as an employee of HomeTrust Bank during fiscal 2012, Mr. Allen received a salary of $127,813, a bonus of $19,500, a payout for unused time off of $6,724, an employer contribution to his 401(k) plan account of $9,374, tax related reimbursements of $14,430, life insurance premiums paid on his behalf of $54 and reimbursement of long-term disability insurance premiums that he paid of $1,229.  Mr. Allen also received above market interest on amounts deferred under the EMCP of $2,926.  In addition, during fiscal 2012, Mr. Allen received a payout of his benefit under the Cherryville Federal Savings Bank Director Emeritus Plan of $44,026.  Mr. Allen participated in the HomeTrust Bank Director Emeritus Plan during fiscal 2012, but his participation terminated during fiscal 2012 in exchange for an additional benefit under the SERP that is identical to the benefit he would have been entitled to under the HomeTrust Bank Director Emeritus Plan.  Under his joinder agreement to the SERP, Mr. Allen’s supplemental retirement income benefit will be comprised of the following: (1) a 20-year annual benefit, payable monthly, of $84,500; and (2) a separate, additional 15-year retirement benefit, payable monthly, in the annual amount of $43,500.  The additional benefit was added subsequent to June 30, 2011 in exchange for the termination of his participation in the HomeTrust Bank Director Emeritus Plan as described above.  Mr. Allen first became a participant in the SERP during fiscal 2011.  The increase from June 30, 2011 to June 30, 2012 in the actuarial present value of his accumulated benefit under the SERP was $192,734, using a 5% discount rate and assuming that he will retire in 2014.

Sidney A. Biesecker. Director Sidney A. Biesecker is employed by HomeTrust Bank as President of the Industrial Federal Bank banking division.  For his services as an employee during fiscal 2012, Mr. Biesecker received a salary of $170,100, a bonus of $26,000, a payout for unused time off of $6,000, an employer contribution to his 401(k) plan account of $11,469, tax related reimbursements of $9,945, life insurance premiums paid on his behalf of $80 and reimbursement of long-term disability insurance premiums that he paid of $2,144.  Mr. Biesecker also received above market interest on amounts deferred under the Deferred Compensation Plan and the EMCP of $92 and $5,542, respectively.  In addition, Mr. Biesecker is a participant in the SERP.  Under his joinder agreement to the SERP, Mr. Biesecker’s supplemental retirement income benefit will be comprised of the following: (1) a 20-year annual benefit, payable monthly, of $150,000; and (2) a separate, additional 20-year retirement benefit, payable monthly, in the initial annual amount of $30,000 subject to an annual increase of 5% per year commencing with the second year of the payout period.  Mr. Biesecker first became a participant in the SERP during fiscal 2010.  Mr. Biesecker has an additional retirement benefit under a Supplemental Income Agreement that he originally entered into with Industrial Federal Bank in 1996, which HomeTrust Bank assumed in connection with its acquisition of Industrial Federal Bank in fiscal 2010.  The increase from June 30, 2011 to June 30, 2012 in the actuarial present value of his aggregate accumulated benefit under the SERP and the Supplemental Income Agreement was $356,593, using a 5% discount rate and assuming that he will retire in 2016.

William T. Flynt. Director William T. Flynt retired as an employee of HomeTrust Bank in 2007.  Mr. Flynt is a participant in the SERP.  Under his joinder agreement to the SERP, Mr. Flynt’s supplemental retirement income benefit is comprised of the following: (1) a 20-year annual benefit, payable monthly, of $133,200; and (2) a separate, additional 20-year retirement benefit, payable monthly, in the initial annual amount of $18,000 subject to an annual increase of 4% per year commencing with the second year of the payout period and continuing through the 15th year of the payout period.  The actuarial present value of Mr. Flynt’s accumulated benefit under the SERP decreased by $61,783 from June 30, 2011 to June 30, 2012.  During fiscal 2012, Mr. Flynt received a payout under the SERP of $133,200.  In addition, during fiscal 2012, Mr. Flynt received above-market interest on amounts deferred under the EMCP of $6,508.

Peggy C. Melville.  Director Peggy C. Melville retired as an employee of HomeTrust Bank in 2008.  Ms. Melville is a participant in the SERP.  Under her joinder agreement to the SERP, Ms. Melville’s supplemental retirement income benefit is comprised of a 20-year annual benefit, payable monthly, of $172,650.  During fiscal 2012, Ms. Melville received payments under the SERP totaling $172,650. The actuarial present value of Ms. Melville’s accumulated benefit under the SERP decreased by $69,072 from June 30, 2011 to June 30, 2012.  During fiscal 2012, Ms. Melville also received payments under HomeTrust Bank’s Management Capital Growth Recognition Plan of $75,219, which she earned while an employee of HomeTrust Bank.  In addition, during fiscal 2012, Ms. Melville received above-market interest of $10,253 on amounts earned while an employee that were deferred under the Deferred Compensation Plan and above-market interest of $9,681 on amounts deferred under the EMCP while an employee under the  EMCP.

Larry S. McDevitt.  Director Larry S. McDevitt is a principal of The Van Winkle Law Firm, which has represented HomeTrust Bank in connection with various matters.  During the fiscal year ended June 30, 2012, the fees paid by HomeTrust Bank to The Van Winkle Law Firm totaled $645,797.

Director Independence

    We have determined that the following directors of HomeTrust Bancshares are “independent directors” under the listing standards of The NASDAQ Stock Market, comprising a majority of the HomeTrust Bancshares Board of Directors: Directors Beam, Dinsmore, Flynt, Goforth, Koontz, McFarland, Melville, McDevitt and Shepherd.

Item 14. Principal Accountant Fees and Services

    During the fiscal years ended June 30, 2012 and 2011, Dixon Hughes Goodman LLP provided various audit, audit related and non-audit services to the Company. Set forth below are the aggregate fees billed for these services:

(a)
Audit Fees: Aggregate fees billed for professional services rendered during both fiscal years for the audit of HomeTrust Bank’s annual financial statements and statutory internal control attestation and, in fiscal 2012 only, reviews of interim financial statements included in HomeTrust Bancshares’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and in the Form S-1 Registration Statement for HomeTrust Bancshares’ initial public offering: $162,111 – fiscal 2012; $129,329 – fiscal 2011.

(b)
Audit Related Fees: Aggregate fees billed for professional services rendered during both fiscal years for the audit of HomeTrust Bank’s 401(k) plan and, in fiscal 2012 only, review and assistance in connection with the filing of HomeTrust Bancshares’ Form S-1 Registration Statement for its initial public offering, consents for such registration statement, comfort letter in connection with the initial public offering, and opinion issued in connection with regulatory application for HomeTrust Bank’s mutual-to-stock conversion:  $194,656 – fiscal 2012; $14,250 – fiscal 2011.

(c)
Tax Fees: Aggregate fees billed for professional services rendered during both fiscal years related to tax compliance and tax return preparation and, in fiscal 2012 only, issuance of opinion on state tax consequences of HomeTrust Bank’s mutual-to-stock conversion: $24,475 – fiscal 2012; $21,775 – fiscal 2011.

(d)	All other fees: None.

The Audit, Compliance and Enterprise Risk Management Committee pre-approves all audit and permissible non-audit services to be provided by Dixon Hughes Goodman LLP and the estimated fees for these services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements: See Part II--Item 8. Financial Statements and Supplementary Data.

(a)(2)	Financial Statement Schedules: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits: See Exhibit Index.

(b)	Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETRUST BANCSHARES, INC.

Date: September 28, 2012	By:	/s/ F. Edward Broadwell, Jr.
F. Edward Broadwell, Jr.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. Edward Broadwell, Jr.	Chairman of the Board and Chief Executive Officer	September 28, 2012
F. Edward Broadwell, Jr.	(Principal Executive Officer)

/s/ Tony J. VunCannon	Senior Vice President, Chief Financial Officer and Treasurer	September 28, 2012
Tony J. VunCannon	(Principal Financial and Accounting Officer)

/s/ Dana L. Stonestreet	Director and Chief Operating Officer	September 28, 2012
Dana L. Stonestreet

/s/ H. Stanford Allen	Director and Senior Vice President and Partner President for	September 28, 2012
H. Stanford Allen	Cherryville Federal Bank Division

/s/ Sidney A. Biesecker	Director and Senior Vice President and Partner President	September 28, 2012
Sidney A. Biesecker	For Industrial Federal Bank Division

/s/ Franklin V. Beam	Director	September 28, 2012
Franklin V. Beam

/s/ Robert G. Dinsmore, Jr.	Director	September 28, 2012
Robert G. Dinsmore, Jr.

/s/ William T. Flynt	Director	September 28, 2012
William T. Flynt

/s/ J. Steven Goforth	Director	September 28, 2012
J. Steven Goforth

/s/ Craig C. Koontz	Director	September 28, 2012
Craig C. Koontz

/s/ Larry S. McDevitt	Director	September 28, 2012
Larry S. McDevitt

/s/ F.K. McFarland, III	Director	September 28, 2012
F.K. McFarland, III

/s/ Peggy C. Melville	Director	September 28, 2012
Peggy C. Melville

/s/ Robert E. Shepherd, Sr.	Director	September 28, 2012
Robert E. Shepherd, Sr.

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Charter of HomeTrust Bancshares, Inc.	*
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.’s Junior Participating Preferred Stock, Series A	**
3.3	Bylaws of HomeTrust Bancshares, Inc.	***
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Registrar and Transfer Company, as Rights Agent	**
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	*
10.2	Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	*
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon, Howard L. Sellinger and Charles I. Abbitt, Jr.	*
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	10.4
10.5	Employment Agreement between HomeTrust Bank and Sidney A.Biesecker	*
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	*
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	*
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	*
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	*
10.7C	SERP Joinder Agreement for Tony J. VunCannon	*
10.7D	SERP Joinder Agreement for Howard L. Sellinger	*
10.7E	SERP Joinder Agreement for Stan Allen	*
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	*
10.7G	SERP Joinder Agreement for Peggy C. Melville	*
10.7H	SERP Joinder Agreement for William T. Flynt	*
10.7I	Amended Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	****
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	*
10.8A	Director Emeritus Plan Joinder Agreement for Franklin V. Beam	*
10.8B	Director Emeritus Plan Joinder Agreement for William T. Flynt	*
10.8C	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	*
10.8D	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	*
10.8E	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	*
10.8F	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	*
10.8G	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	*
10.8H	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	*
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	*
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	*
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	*
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	10.12
21.0	Subsidiaries of the Registrant.	21.0
23.0	Consent of Dixon Hughes Goodman LLP	23.0
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.0

101	The following materials from HomeTrust Bancshares’ Annual Report on Form 10-K for the year ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements. *****	101

____________________
*	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed with the Commission December 29, 2011, pursuant to Section 5 of the Securities Act of 1933.
**	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).
***	Filed as an exhibit to HomeTrust Bancshares’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-35593)
****
Filed as an exhibit to Amendment No. One to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed with the Commission on March 9, 2012, pursuant to Section 5 of the Securities Act of 1933.

*****
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.