Form 10-Q
period 2012-09-30
HomeTrust Bancshares, Inc.
filed 2012-11-14
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission file number:                                            001-35593

HOMETRUST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-5055422
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

10 Woodfin Street, Asheville, North Carolina 28801
(Address of principal executive offices; Zip Code)

(828) 259-3939
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [X]	(Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 21,160,000 shares of common stock, par value of $.01 per share, issued and outstanding as of November 12, 2012.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
 (Dollar amounts in thousands)

	(Unaudited) September 30, 2012	June 30, 2012
Assets
Cash	$15,871	$13,909
Interest-bearing deposits	101,846	210,892
Cash and cash equivalents	117,717	224,801
Certificates of deposit in other banks	122,245	108,010
Securities available for sale, at fair value	30,534	31,335
Loans held for sale	19,120	10,787
Total loans, net of deferred loan fees and discount	1,203,021	1,229,045
Allowance for loan losses	(35,887)	(35,100)
Net loans	1,167,134	1,193,945
Premises and equipment, net	22,730	23,106
Federal Home Loan Bank stock, at cost	3,047	6,300
Accrued interest receivable	6,206	6,008
Real estate owned	13,076	16,130
Deferred income taxes	49,076	48,927
Other assets	52,099	50,707
Total Assets	$1,602,984	$1,720,056

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,160,309	$1,466,175
Other borrowings	14,225	22,265
Capital lease obligations	2,022	2,024
Other liabilities	54,885	57,107
Total liabilities	1,231,441	1,547,571
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or
Outstanding	-	-
Common stock, $0.01 par value, 60,000,000 shares authorized, 21,160,000 shares
issued and outstanding at September 30, 2012; none at June 30, 2012	212	-
Additional paid in capital	239,392	31,367
Retained earnings	142,089	140,937
Unearned Employee Stock Ownership Plan (ESOP) shares	(10,448)	-
Accumulated other comprehensive income	298	181
Total stockholders’ equity	371,543	172,485
Total Liabilities and Stockholders’ Equity	$1,602,984	$1,720,056

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
 (Dollar amounts in thousands except per share data)

	(Unaudited) Three Months Ended
	September 30,
	2012	2011
Interest and Dividend Income
Loans	$15,216	$16,903
Securities available for sale	96	123
Certificates of deposit and other interest-bearing deposits	391	163
Federal Home Loan Bank stock	25	18
Total interest and dividend income	15,728	17,207

Interest Expense
Deposits	2,020	2,989
Other borrowings	189	390
Total interest expense	2,209	3,379

Net Interest Income	13,519	13,828
Provision for Loan Losses	1,500	5,300

Net Interest Income after Provision for Loan Losses	12,019	8,528

Noninterest Income
Service charges on deposit accounts	653	709
Mortgage banking income and fees	1,176	672
Loss on sale of premises and equipment	-	(3)
Other, net	514	296
Total other income	2,343	1,674

Noninterest Expense
Salaries and employee benefits	6,329	5,179
Net occupancy expense	1,259	1,156
Marketing and advertising	314	367
Telephone, postage, and supplies	364	331
Deposit insurance premiums	522	465
Computer services	552	382
Loss on sale and impairment of real estate owned	327	386
Federal Home Loan Bank advance prepayment penalty	1,561	-
Other	2,165	1,766
Total other expense	13,393	10,032

Income Before Income Taxes	969	170
Income Tax Benefit	(183)	(114)

Net Income	$1,152	$284

Per Share Data:
Net income per common share:
Basic	$0.06	n/a
Diluted	$0.06	n/a
Average shares outstanding:
Basic	20,108,612	n/a
Diluted	20,108,612	n/a

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
 (Dollar amounts in thousands)

	(Unaudited) Three Months Ended September 30,
	2012	2011

Net Income	$1,152	$284
Other Comprehensive Income
Unrealized holding gains on securities available for sale
Gains arising during the period	$177	$188
Deferred income tax expense	(60)	(64)
Total other comprehensive income	$117	$124

Comprehensive Income	$1,269	$408

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(Unaudited)
Balance at June 30, 2011	$-	$31,367	$136,410	$-	$(8)	$167,769
Net income	-	-	284	-	-	284
Other comprehensive income	-	-	-	-	124	124
Balance at September 30, 2011	$-	$31,367	$136,694	$-	$116	$168,177

Balance at June 30, 2012	$-	$31,367	$140,937	$-	$181	$172,485
Net income	-	-	1,152	-	-	1,152
Issuance of common stock	212	211,388	-	-	-	211,600
Common stock issuance costs	-	(3,396)	-	-	-	(3,396)
Loan to ESOP for purchase of shares	-	-	-	(10,580)	-	(10,580)
ESOP shares allocated	-	33	-	132	-	165
Other comprehensive income	-	-	-	-	117	117

Balance at September 30, 2012	$212	$239,392	$142,089	$(10,448)	$298	$371,543

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	(Unaudited) Three Months Ended September 30,
	2012	2011
Operating Activities:
Net income	$1,152	$284
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	1,500	5,300
Depreciation	565	538
Deferred income tax benefit	(209)	(40)
Net amortization and accretion	76	(106)
Loss on sale of premises and equipment	-	3
Loss on sale and impairment of real estate owned	327	386
Gain on sale of loans held for sale	(921)	(506)
Origination of loans held for sale	(64,006)	(30,325)
Proceeds from sales of loans held for sale	56,594	27,569
Decrease in deferred loan fees, net	(164)	(194)
Increase in accrued interest receivable and other assets	(1,590)	(7,363)
ESOP compensation expense	165	-
Decrease in other liabilities	(2,222)	(1,979)
Net cash used in operating activities	(8,733)	(6,433)

Investing Activities:
Purchase of securities available for sale	(6,000)	(5,999)
Proceeds from maturities of securities available for sale	6,000	26,862
Purchase of certificates of deposit in other banks	(30,545)	(10,636)
Maturities of certificates of deposit in other banks	16,310	14,551
Principal repayments of mortgage-backed securities	866	659
Net redemptions of Federal Home Loan Bank Stock	3,253	950
Net decrease in loans	23,295	4,328
Purchase of premises and equipment	(189)	(440)
Capital improvements to real estate owned	(118)	-
Proceeds from sale of real estate owned	5,061	193
Net cash provided by investing activities	17,933	30,468

Financing Activities:
Net increase (decrease) in deposits	(305,866)	40,560
Net decrease in other borrowings	(8,040)	(66,162)
Proceeds from stock conversion	208,204	-
Loan to ESOP for purchase of shares	(10,580)	-
Decrease in capital lease obligations	(2)	(2)
Net cash used in financing activities	(116,284)	(25,604)
Net Decrease in Cash and Cash Equivalents	(107,084)	(1,569)
Cash and Cash Equivalents at Beginning of Period	224,801	34,671
Cash and Cash Equivalents at End of Period	$117,717	$33,102

Supplemental Disclosures:

Cash paid during the period for:
Interest	$2,287	$3,941
Income taxes	-	94
Noncash transactions:
Unrealized gain in value of securities available for sale,
net of income taxes	117	124
Transfers of loans to real estate owned	2,708	2,410
Loans originated to finance the sale of real estate owned	492	2,238

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

1.	Summary of Significant Accounting Policies

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Form 10-K of HomeTrust Bancshares, Inc. filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2012 (“2012 Form 10-K”). These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to accounting principles generally accepted in the United States of America (“US  GAAP”). The results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013 or any other future period.

Organization and Description of Business – HomeTrust Bancshares, Inc. was incorporated in Maryland on December 27, 2011 and became the holding company for HomeTrust Bank (the “Bank”) (collectively, the “Company”),   on July 10, 2012 upon the completion of the Bank’s conversion from the mutual to stock form of organization (the “Conversion”) .  In connection with the Conversion, the Company issued an aggregate of 21,160,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $211.6 million.  The Company received $208.2 million in net proceeds from the stock offering of which $104.1 million or 50% of the net proceeds were contributed to the Bank upon Conversion.  Included in the issuance of shares was 1,058,000 shares to a newly formed ESOP for which the Company loaned the ESOP $10,580,000 to purchase the shares.  The Bank is a federally chartered savings bank headquartered in Asheville, North Carolina with twenty retail offices located in western and central North Carolina.  The current business of the Bank is conducted through its seven operating divisions – HomeTrust Bank, Cherryville Federal Bank, Home Savings Bank of Eden, Industrial Federal Bank of Lexington, Shelby Savings Bank, Tryon Federal Bank, and Rutherford County Bank.  All divisions operate under a single set of corporate policies and procedures and are recognized as a single banking segment for financial reporting purposes.

Accounting Principles – The accounting and reporting policies of the Company conform to US GAAP.

Principles of Consolidation and Subsidiary Activities – The accompanying consolidated financial statements include the accounts of the Company, the Bank, and its wholly-owned subsidiary, Western North Carolina Service Corporation (“WNCSC”) at or for the three months ended September 30, 2012 and of the Bank and WNCSC only for the three months ended September 30, 2011 and at June 30, 2012.  WNCSC owns office buildings in Asheville, North Carolina that are leased to the Bank.  All intercompany items have been eliminated.

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

Securities – The Company classifies investment securities as trading, available for sale or held to maturity.

Securities available for sale are carried at fair value. Such securities are used to execute asset/liability management strategies, manage liquidity, and leverage capital, and therefore may be sold prior to maturity. Adjustments for unrealized gains or losses, net of the income tax effect, are made to accumulated other comprehensive income, a separate component of total stockholders’ equity.

Securities held to maturity are stated at cost, net of unamortized balances of premiums and discounts. When such securities are purchased, the Company intends to and has the ability to hold such securities until maturity.

Declines in the fair value of individual securities available for sale or held to maturity below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than temporary impairment losses, the Company considers among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of the unrealized loss, and in the case of debt securities, whether it is more likely than not that the Company will be required to sell the security prior to a recovery.

Premiums and discounts are amortized or accreted over the life of the security as an adjustment to yield.  Dividend and interest income are recognized when earned.  Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

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

Loan Segments and Classes

The Company’s loan portfolio is grouped into two segments (retail consumer loans and commercial loans) and into four classes within each segment.  The Company originates, services, and manages its loans based on these segments and classes.  The Company’s portfolio segments and classes within those segments are subject to risks that could have an adverse impact on the credit quality of the loan portfolio. Management identified the risks described below as significant risks that are generally similar among the loan segments and classes.

Retail Consumer loan segment

The Company underwrites its retail consumer loans using automated credit scoring and analysis tools. These credit scoring tools take into account factors such as payment history, credit utilization, length of credit history, types of credit currently in use, and recent credit inquiries. To the extent that the loan is secured by collateral, the value of the collateral is also evaluated. Common risks to each class of retail consumer loans include general economic conditions within the Company’s markets, such as unemployment and potential declines in collateral values, and the personal circumstances of the borrowers. In addition to these common risks for the Company’s retail consumer loans, various retail consumer loan classes may also have certain risks specific to them.

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

Home equity lines of credit are often secured by second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render the Company’s second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lien holders that may further weaken collateral positions. Further, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination.

Consumer loans include loans secured by deposit accounts or personal property such as automobiles, boats, and motorcycles, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since date of loan origination in excess of principal repayment.

Commercial loan segment

The Company’s commercial loans are centrally underwritten based primarily on the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. The Company’s commercial lenders and underwriters work to understand the borrower’s businesses and management experiences. The majority of the Company’s commercial loans are secured by collateral, so collateral values are important to the transaction. In commercial loan transactions where the principals or other parties provide personal guarantees, the Company’s commercial lenders and underwriters analyze the relative financial strength and liquidity of each guarantor. Risks that are common to the Company’s commercial loan classes include general economic conditions, demand for the borrowers’ products and services, the personal circumstances of the principals, and reductions in collateral values. In addition to these common risks for the Company’s commercial loans, the various commercial loan classes also have certain risks specific to them.

Construction and development loans are highly dependent on the supply and demand for commercial real estate in the Company’s markets as well as the demand for the newly constructed residential homes and lots being developed by the Company’s commercial loan customers. Prolonged deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for the Company’s commercial borrowers.

Commercial real estate and commercial and industrial loans are primarily dependent on the ability of the Company’s commercial loan customers to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a borrower’s actual business results significantly underperform the original projections, the ability of that borrower to service the Company’s loan on a basis consistent with the contractual terms

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

may be at risk. While these loans and leases are generally secured by real property, personal property, or business assets such as inventory or accounts receivable, it is possible that the liquidation of the collateral will not fully satisfy the obligation.

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

Allowance for Loan Losses—The allowance for loan losses is management’s estimate of probable credit losses that are inherent in the Company’s loan portfolios at the balance sheet date. The allowance increases when the Company provides for loan losses through charges to operating earnings and when the Company recovers amounts from loans previously written down or charged off. The allowance decreases when the Company writes down or charges off loan amounts that are deemed uncollectible.

Management determines the allowance for loan losses based on periodic evaluations that are inherently subjective and require substantial judgment because the evaluations require the use of material estimates that are susceptible to significant change. The Company generally uses two allowance methodologies that are primarily based on management’s determination as to whether or not a loan is considered to be impaired.

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

For loans not considered impaired, management determines the allowance for loan losses based on estimated loss percentages that are determined by and applied to the various classes of loans that comprise the segments of the Company’s loan portfolio. The estimated loss percentages by loan class are based on a number of factors that include by class (i) average historical losses over the past three years, (ii) levels and trends in delinquencies, impairments, and net charge-offs, (iii) trends in the volume, terms, and

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

concentrations, (iv) trends in interest rates, (v) effects of changes in the Company’s risk tolerance, underwriting standards, lending policies, procedures, and practices, and (vi) national and local business and economic conditions.

Future material adjustments to the allowance for loan losses may be necessary due to changing economic conditions or declining collateral values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to make adjustments to the allowance for loan losses based upon judgments that differ significantly from those of management.

Nonperforming Assets—Nonperforming assets can include loans that are past due 90 days or more and continue to accrue interest, loans on which interest is not being accrued, and foreclosed real estate.

Loans Past Due 90 Days or More, Nonaccruing, Impaired, or Restructured—The Company’s policies related to when loans are placed on nonaccruing status conform to guidelines prescribed by bank regulatory authorities. Generally, the Company suspends the accrual of interest on loans (i) that are maintained on a cash basis because of the deterioration of the financial condition of the borrower, (ii) for which payment in full of principal or interest is not expected (impaired loans), or (iii) on which principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. Under the Company’s cost recovery method, interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accruing status when all principal and interest amounts contractually due are brought current and concern no longer exists as to the future collectability of principal and interest, which is generally confirmed when the loan demonstrates performance for six consecutive months or payment cycles.

Restructured loans to borrowers who are experiencing financial difficulty, and on which the Company has granted concessions that modify the terms of the loan are accounted for as troubled debt restructurings. These loans remain as troubled debt restructurings until the loan has been paid in full, modified to its original terms, or charged off.  The Company may place these loans on accrual or nonaccrual status depending on the individual facts and circumstances of the borrower.  Generally, these loans are put on nonaccrual status until there is adequate performance that evidences the ability of the borrower to make the contractual payments.  This period of performance is normally at least nine months, and may include performance immediately prior to or after the modification, depending on the specific facts and circumstances of the borrower.

Loan Charge-offs—The Company charges off loan balances, in whole or in part, when available, verifiable, and documentable information confirms that specific loans, or portions of specific loans, are uncollectible or unrecoverable. For unsecured loans, losses are confirmed when it can be determined that the borrower, or any guarantors, are unwilling or unable to pay the amounts as agreed. When the borrower, or any guarantor, is unwilling or unable to pay the amounts as agreed on a loan secured by collateral and any recovery will be realized upon the sale of the collateral, the loan is deemed to be collateral dependent. Repayments or recoveries for collateral dependent loans are directly affected by the value of the collateral at liquidation. As such, loan repayment can be affected by factors that influence the amount recoverable, the timing of the recovery, or a combination of the two. Such factors include economic conditions that affect the markets in which the loan or its collateral is sold, bankruptcy, repossession and foreclosure laws, and consumer banking regulations. Losses are also confirmed when the loan, or a portion of the loan, is classified as loss resulting from loan reviews conducted by the Company or its regulatory examiners.

Charge-offs of loans in the commercial loan segment are recognized when the uncollectibility of the loan balance and the inability to recover sufficient value from the sale of any collateral securing the loan is confirmed. The uncollectibility of the loan balance is evidenced by the inability of the commercial borrower to generate cash flows sufficient to repay the loan as agreed causing the loan to become delinquent. For collateral dependent commercial loans, the Company determines the net realizable value of the collateral based on appraisals, current market conditions, and estimated costs to sell the collateral. For collateral dependent commercial loans where the loan balance, including any accrued interest, net deferred fees or costs, and unamortized premiums or discounts, exceeds the net realizable value of the collateral securing the loan, the deficiency is identified as unrecoverable, is deemed to be a confirmed loss, and is charged off.

Charge-offs of loans in the retail consumer loan segment are generally confirmed and recognized in a manner similar to loans in the commercial loan segment. Secured retail consumer loans that are identified as uncollectible and are deemed to be collateral dependent are confirmed as loss to the extent the net realizable value of the collateral is insufficient to recover the loan balance. Consumer loans  not secured by real estate that become 90 cumulative days past due are charged off to the extent that the fair value of any collateral, less estimated costs to sell the collateral, is insufficient to recover the loan balance. Consumer loans secured by residential real estate that become 120 days past due are charged off to the extent that the fair value of the residential real estate securing the loan, less estimated costs to sell the collateral, is insufficient to recover the loan balance. Loans to borrowers in bankruptcy are subject to modification by the bankruptcy court and are charged off to the extent that the fair value of any collateral securing the loan, less estimated costs to sell the collateral, is insufficient to recover the loan balance, unless the Company expects repayment is likely to occur. Such loans are charged off within 60 days of the receipt of notification from a bankruptcy court or when the loans become 120 days past due, whichever is shorter.

Real Estate Owned—Real estate owned consists of real estate acquired as a result of customers’ loan defaults. Foreclosed real estate is stated at the lower of the related loan balance or the fair value of the property net of the estimated costs of disposal with a

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

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

Federal Home Loan Bank Stock—As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at September 30, 2012 and 2011.

Business Combinations—Effective July 1, 2009, the Company adopted a new accounting standard which requires the acquisition method of accounting, formerly referred to as the purchase method, be used for all business combinations. An acquirer must be identified for each business combination, and the acquisition date is the date the acquirer achieves control. The acquisition method of accounting requires the Company as acquirer to recognize the fair value of assets acquired and liabilities assumed at the acquisition date as well as recognize goodwill or a gain from a bargain purchase, if appropriate. In addition, prior to our stock conversion in July 2012, we recognized the fair value of the acquired institution’s equity as a separate component to equity capital on the balance sheet as required for business combinations of mutual institutions.  Any acquisition-related costs and restructuring costs are recognized as period expenses as incurred.

Income Taxes – The Company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence.

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of September 30, 2012 (unaudited) and June 30, 2012, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Company and its subsidiary file a consolidated United States federal income tax return, as well as separate unconsolidated North Carolina state income tax returns.  The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before June 30, 2008.

Comprehensive Income (Loss)—Comprehensive income consists of net income (loss) and net unrealized gains (losses) on securities available for sale and is presented in the consolidated statements of comprehensive income (loss).

Derivative Instruments and Hedging—The Company recognizes all derivatives as either assets or liabilities in the balance sheet, and measures those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. Loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments. The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). The Company also enters into forward sales commitments for the mortgage loans underlying the rate lock commitments. The fair values of these two derivative financial instruments are collectively insignificant to the consolidated financial statements.

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

Recent Accounting Pronouncements –In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 amends Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 became effective for the first interim or annual period beginning on or after December 15, 2011 and did not have a significant impact on the Company’s Consolidated Financial Statements.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  The amendments in this ASU were effective for fiscal years and interim periods within those years beginning after December 15, 2011 and were to be applied

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

retrospectively.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, the amendments require the consecutive presentation of the statement of net income and other comprehensive income and require the presentation of reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The adoption of this ASU did not have a material effect on the Company’s Consolidated Financial Statements.

In December 2011, FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.  This ASU was made to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments, and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassification out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  The amendments in this ASU were effective at the same time as the amendments in ASU 2011-05 so that entities will not be required to comply with the presentation requirements effective at the same time as the amendments in ASU 2011-05 that this ASU is deferring.  The amendments in this ASU were effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this ASU did not have a material effect on the Company’s Consolidated Financial Statements.

2.	Securities Available for Sale

Securities available for sale consist of the following at the dates indicated:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$6,000	$-	$(1)	$5,999
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	24,082	464	(11)	24,535
Total	$30,082	$464	$(12)	$30,534

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$6,102	$2	$(2)	$6,102
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	24,958	286	(11)	25,233
Total	$31,060	$288	$(13)	$31,335

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Debt securities available for sale by contractual maturity at the dates indicated are shown below.  Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	September 30, 2012
	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-
Due after one year through five years	6,000	5,999
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	24,082	24,535
Total	$30,082	$30,534

	June 30, 2012
	Amortized Cost	Estimated Fair Value
Due within one year	$6,000	$6,002
Due after one year through five years	102	100
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	24,958	25,233
Total	$31,060	$31,335

The Company had no sales of securities during the three months ended September 30, 2012 or 2011.

Securities available for sale with costs totaling $15,103 (unaudited) and $15,563 (market value of $15,613 (unaudited) and $15,727) at September 30, 2012 and June 30, 2012, respectively, were pledged as collateral to secure various public deposits and retail repurchase agreements.

The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2012 and June 30, 2012 are as follows:

	September 30, 2012 (Unaudited)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$5,999	$(1)	$-	$-	$5,999	$(1)
Residential Mortgage- backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	49	(1)	2,695	(10)	2,744	(11)
Total	$6,048	$(2)	$2,695	$(10)	$8,743	$(12)

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$-	$-	$100	$(2)	$100	$(2)
Residential Mortgage- backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	2,908	(8)	100	(3)	3,008	(11)
Total	$2,908	$(8)	$200	$(5)	$3,108	$(13)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The total number of securities with unrealized losses at September 30, 2012, and June 30, 2012 were 19 (unaudited) and 22, respectively.  Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to decreases in market interest rates. The Company had no other than temporary impairment losses during the three month period ended September 30, 2012 (unaudited) or the year ended June 30, 2012.  The Bank, as a member of the FHLB, is required to maintain an investment in FHLB capital stock.  No ready market exists for the FHLB stock and the carrying value approximates its fair value based on the redemption provisions of the FHLB.

3.          Loans

Loans consist of the following at the dates indicated:
	(Unaudited)
	September 30,	June 30,
	2012	2012
Retail consumer loans:
One to four family	$611,470	$620,486
Home equity lines of credit	139,766	143,052
Construction and land/lots	52,150	53,572
Consumer	3,768	3,819
Total retail consumer loans	807,154	820,929
Commercial loans:
Commercial real estate	231,992	238,644
Construction and development	38,745	42,362
Commercial and industrial	13,222	14,578
Municipal leases	114,691	115,516
Total commercial loans	398,650	411,100
Total loans	1,205,804	1,232,029
Deferred loan fees, net	(1,696)	(1,860)
Discount on loans from business combination	(1,087)	(1,124)
Total loans, net of deferred loan fees and discount	1,203,021	1,229,045
Allowance for loan and lease losses	(35,887)	(35,100)
Loans, net	$1,167,134	$1,193,945

All the qualifying first mortgage loans, home equity lines of credit, and FHLB Stock were pledged as collateral to secure the FHLB advances.

The Company’s total loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2012 (Unaudited)
Retail consumer loans:
One to four family	$543,948	$9,201	$56,703	$1,598	$20	$611,470
Home equity lines of credit	131,605	1,319	5,636	1,204	2	139,766
Construction and land/lots	48,220	566	3,038	326	-	52,150
Consumer	3,179	99	457	31	2	3,768
Commercial loans:
Commercial real estate	182,916	15,023	33,622	431	-	231,992
Construction and development	19,461	5,742	13,259	282	1	38,745
Commercial and industrial	8,878	1,062	3,124	157	1	13,222
Municipal leases	113,015	918	758	-	-	114,691
Total loans	$1,051,222	$33,930	$116,597	$4,029	$26	$1,205,804

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2012
Retail consumer loans:
One to four family	$553,457	$9,305	$55,338	$2,366	$20	$620,486
Home equity lines of credit	134,959	1,267	5,620	1,204	2	143,052
Construction and land/lots	48,759	704	3,084	1,025	-	53,572
Consumer	3,563	55	159	39	3	3,819
Commercial loans:
Commercial real estate	195,372	16,291	25,958	1,023	-	238,644
Construction and development	20,074	5,739	16,406	142	1	42,362
Commercial and industrial	9,818	1,073	3,527	157	3	14,578
Municipal leases	113,829	633	1,054	-	-	115,516
Total loans	$1,079,831	$35,067	$111,146	$5,956	$29	$1,232,029

The Company’s total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
September 30, 2012 (unaudited)
Retail consumer loans:
One to four family	$7,933	$13,968	$21,901	$589,569	$611,470
Home equity lines of credit	350	2,248	2,598	137,168	139,766
Construction and land/lots	611	1,241	1,852	50,298	52,150
Consumer	4	77	81	3,687	3,768
Commercial loans:
Commercial real estate	2,179	6,790	8,969	223,023	231,992
Construction and development	1,150	5,546	6,696	32,049	38,745
Commercial and industrial	131	288	419	12,803	13,222
Municipal leases	-	-	-	114,691	114,691
Total loans	$12,358	$30,158	$42,516	$1,163,288	$1,205,804

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2012
Retail consumer loans:
One to four family	$10,532	$11,629	$22,161	$598,325	$620,486
Home equity lines of credit	388	2,613	3,001	140,051	143,052
Construction and land/lots	789	1,405	2,194	51,378	53,572
Consumer	54	35	89	3,730	3,819
Commercial loans:
Commercial real estate	4,188	6,071	10,259	228,385	238,644
Construction and development	331	6,001	6,332	36,030	42,362
Commercial and industrial	155	266	421	14,157	14,578
Municipal leases	-	-	-	115,516	115,516
Total loans	$16,437	$28,020	$44,457	$1,187,572	$1,232,029

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	September 30, 2012 (unaudited)		June 30, 2012
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One to four family	$29,350	$-	$27,659	$-
Home equity lines of credit	4,476	-	4,781	-
Construction and land/lots	3,064	-	3,437	-
Consumer	80	-	76	-
Commercial loans:
Commercial real estate	21,486	-	15,008	-
Construction and development	10,582	-	12,583	-
Commercial and industrial	689	-	637	-
Municipal leases	-	-	-	-
Total loans	$69,727	$-	$64,181	$-

The Company’s loans that were performing under the terms of troubled debt restructurings (“TDRs”) that were excluded from nonaccruing loans above at the dates indicated follow:

	(Unaudited) September 30, 2012	June 30, 2012
Performing restructured loans included in impaired loans	$17,628	$20,588

An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	(Unaudited) Three Months Ended September 30, 2012			(Unaudited) Three Months Ended September 30, 2011
	Retail			Retail Consumer	Commercial	Total
	Consumer	Commercial	Total
Balance at beginning of period	$21,172	$13,928	$35,100	$26,629	$23,511	$50,140
Provision for loan losses	689	811	1,500	1,831	3,469	5,300
Charge-offs	(611)	(718)	(1,329)	(8,699)	(6,292)	(14,991)
Recoveries	124	492	616	57	1	58
Balance at end of period	$21,374	$14,513	$35,887	$19,818	$20,689	$40,507

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses			Total Loans Receivable
	Loans individually evaluated for impairment	Loans Collectively Evaluated	Total	Loans individually evaluated for impairment	Loans Collectively Evaluated	Total
September 30, 2012 (unaudited)
Retail consumer loans:
One- to four-family	$425	$14,211	$14,636	$35,863	$575,607	$611,470
Home equity	207	3,389	3,596	4,566	135,200	139,766
Construction and land/lots	9	3,002	3,011	3,002	49,148	52,150
Consumer	2	128	130	3	3,765	3,768
Commercial loans:
Commercial real estate	1,313	5,983	7,296	26,545	205,447	231,992
Construction and development	100	5,817	5,917	11,354	27,391	38,745
Commercial and industrial	109	188	297	2,705	10,517	13,222
Municipal leases	-	1,004	1,004	-	114,691	114,691
Total	$2,165	$33,722	$35,887	$84,038	$1,121,766	$1,205,804

June 30, 2012
Retail consumer loans:
One- to four-family	$596	$13,961	$14,557	$36,011	$584,475	$620,486
Home equity	238	3,293	3,531	4,382	138,670	143,052
Construction and land/lots	68	2,887	2,955	3,772	49,800	53,572
Consumer	2	127	129	3	3,816	3,819
Commercial loans:
Commercial real estate	407	6,047	6,454	20,266	218,378	238,644
Construction and development	154	6,099	6,253	14,389	27,973	42,362
Commercial and industrial	111	204	315	2,965	11,613	14,578
Municipal leases	-	906	906	-	115,516	115,516
Total	$1,576	$33,524	$35,100	$81,788	$1,150,241	$1,232,029

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
	With a Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance
September 30, 2012 (unaudited)
Retail consumer loans:
One to four family	$8,065	$33,123	$41,188	$524
Home equity lines of credit	960	4,312	5,272	222
Construction and land/lots	223	2,956	3,179	20
Consumer	78	2	80	2
Commercial loans:
Commercial real estate	7,823	19,370	27,193	1,330
Construction and development	1,259	10,772	12,031	231
Commercial and industrial	551	2,524	3,075	114
Municipal leases	-	-	-	-
Total impaired loans	$18,959	$73,059	$92,018	$2,443

June 30, 2012
Retail consumer loans:
One to four family	$7,787	$32,802	$40,589	$685
Home equity lines of credit	1,163	4,093	5,256	256
Construction and land/lots	462	3,440	3,902	75
Consumer	73	3	76	4
Commercial loans:
Commercial real estate	2,281	18,214	20,495	413
Construction and development	1,616	13,461	15,077	289
Commercial and industrial	501	2,779	3,280	115
Municipal leases	-	-	-	-
Total impaired loans	$13,883	$74,792	$88,675	$1,837

The table above includes $7,980 (unaudited) and $6,887, of impaired loans that were not individually evaluated at September 30, 2012 and June 30, 2012, respectively, because these loans did not meet the Company’s threshold for individual impairment evaluation.  The recorded allowance above includes $278 (unaudited) and $261 related to these loans that were not individually evaluated at September 30, 2012 and June 30, 2012, respectively.

The Company’s average recorded investment in loans individually evaluated for impairment, period end unpaid principal balance and interest income recognized on impaired loans at the dates indicated follows:

	September 30, 2012 (Unaudited)			June 30, 2012
	Average Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Average Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Retail consumer loans:
One to four family	$42,314	$40,568	$426	$42,829	$41,006	$1,799
Home equity lines of credit	5,216	8,493	36	5,531	8,329	208
Construction and land/lots	4,190	7,057	36	4,926	8,244	253
Consumer	59	97	1	48	98	1
Commercial loans:
Commercial real estate	22,262	34,200	412	21,249	25,679	1,184
Construction and development	21,052	19,090	142	26,994	23,070	763
Commercial and industrial	3,184	4,315	42	3,138	4,535	218
Municipal leases	389	-	-	531	-	-
Total loans	$98,666	$113,820	$1,095	$105,246	$110,961	$4,426

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

For the three months ended September 30, 2012, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended September 30, 2012 (Unaudited)			Three Months Ended September 30, 2011 (Unaudited)
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One to four family	2	$171	$170	9	$2,543	$2,543
Commercial:
Commercial real estate	1	236	236	-	-	-
Total	3	$407	$406	9	$2,543	$2,543

Extended payment terms:
Retail consumer:
One to four family	-	$-	$-	12	$2,336	$2,202
Construction and land/lots	-	-	-	1	158	158
Commercial:
Commercial real estate	-	-	-	1	8	8
Commercial and industrial	-	-	-	1	86	86
Total	-	$-	$-	15	$2,588	$2,454

Other TDRs:
Retail consumer:
One to four family	-	$-	$-	2	276	276
Commercial:
Commercial real estate	-	-	-	2	767	767
Total	-	$-	$-	4	$1,043	$1,043

Total	3	$407	$406	28	$6,174	$6,040

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended September 30, 2012 and 2011.

	Three Months Ended		Three Months Ended
	September 30, 2012 (Unaudited)		September 30, 2011 (Unaudited)
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Below market interest rate:
Retail consumer:
One to four family	2	$1,590	1	$275
Home equity lines of credit	-	-	1	911
Total	2	$1,590	2	$1,186

Extended payment terms:
Retail consumer:
One to four family	2	$106	6	$386
Construction and land/lots	-	-	1	346
Commercial:
Commercial real estate	-	-	3	914
Construction and development	-	-	1	293
Total	2	$106	11	$1,939

Other TDRs:
Retail consumer:
One to four family	-	$-	1	$227
Commercial:
Commercial real estate	1	247	-	-
Total	1	$247	1	$227

Total	5	$1,943	14	$3,352

Other TDRs include TDRs that have a below market interest rate and extended payment terms.  The Company does not typically forgive principal when restructuring troubled debt.

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

4.	Employee Stock Ownership Plan

In connection with the Conversion, the Bank established an Employee Stock Ownership Plan (“ESOP”) for the benefit of all of its eligible employees.  Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP.  It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to the Company over a 20 year period.

Unearned ESOP shares are shown as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, if paid, will be considered to be compensation expense.  The Company will recognize compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential will be recognized as additional paid in capital.  The Company will recognize a tax deduction equal to the cost of the shares released.  Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Compensation expense related to the ESOP for the three months ended September 30, 2012 was $165.  Shares held by the ESOP include the following:

September 30,
2012
Unallocated ESOP shares	1,044,775
ESOP shares committed to be released	13,225
Total ESOP shares	1,058,000
Fair value of unallocated ESOP shares	$13,843

5.	Commitments and Contingencies

Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements.  At September 30, 2012 and June 30, 2012, respectively, loan commitments (excluding $14,873 (unaudited) and $22,518 of undisbursed portions of construction loans) totaled $33,853 (unaudited) and $44,736 of which $4,099 (unaudited) and $5,322 were variable rate commitments and $29,754 (unaudited) and $39,413 were fixed rate commitments.  The fixed rate loans had interest rates ranging from 2.50% (unaudited) to 7.75% (unaudited) at September 30, 2012 and 3.59% to 5.75% at June 30, 2012, and terms ranging from 6 to 30 years.  Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $154,260 (unaudited) and $154,283.  These amounts represent the Company’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers.  The Company has freestanding derivative instruments consisting of commitments to originate fixed rate conforming loans and commitments to sell fixed rate conforming loans.  The fair value of these commitments was not material at September 30, 2012 (unaudited) or June 30, 2012.

The Company grants construction and permanent loans collateralized primarily by residential and commercial real estate to customers throughout its primary market area.  In addition, the Company grants municipal leases to customers throughout North and South Carolina.  The Company’s loan portfolio can be affected by the general economic conditions within these market areas.  Management believes that the Company has no concentration of credit in the loan portfolio.

Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System.  The daily average calculated cash reserve required as of September 30, 2012 and June 30, 2012 was $1,056 (unaudited), and $1,466, respectively, which was satisfied by vault cash and balances held at the Federal Reserve.

Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so.  The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary.  Total commitments under standby letters of credit as of September 30, 2012 and June 30, 2012 were $252 (unaudited) and $75.  There was no liability recorded for these letters of credit at September 30, 2012 or June 30, 2012.

Litigation – The Company is involved in several litigation matters in the ordinary course of business. One matter, originally filed in March 2012, involves claims of $12.5 million in compensatory damages and a request for additional punitive treble damages resulting from the purported failure of the Company and a third party brokerage firm to discover a Ponzi scheme conducted by a customer holding accounts at each entity. The Company believes that the lawsuit is without merit and intends to defend itself vigorously. Management, after review with its legal counsel, is of the opinion that this litigation should not have a material effect on the Company’s financial position or results of operations, although new developments could result in management modifying its assessment. There can be no assurance that the Company will successfully defend or resolve this litigation matter.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company is also subject to a variety of other legal matters that have arisen in the ordinary course of our business. In the current economic environment, litigation has increased significantly, primarily as a result of defaulted borrowers asserting claims to defeat or delay foreclosure proceedings. There can be no assurance that loan workouts and other activities will not expose the Company to additional legal actions, including lender liability or environmental claims. Therefore, the Company may be exposed to substantial liabilities, which could adversely affect its results of operations and financial condition. Moreover, the expenses of legal proceedings will adversely affect its results of operations until they are resolved.

6.      Fair Value of Financial Instruments

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy
The Company groups assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Following is a description of valuation methodologies used for assets recorded at fair value.  The Company does not have any liabilities recorded at fair value.

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

Loans
The Company does not record loans at fair value on a recurring basis. From time to time, however, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, the fair value is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. The Company reviews all impaired loans each quarter to determine if an allowance is necessary.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

At September 30, 2012 and June 30, 2012, most of the total impaired loans were evaluated based on the fair value of the collateral.  For these collateral dependent impaired loans, the Company obtains updated appraisals at least annually.  These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary.  As part of the quarterly review of impaired loans, the Company reviews these appraisals to determine if any additional discounts to the fair value are necessary.  If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals.  Impaired loans where a charge off has occurred or an allowance is established require classification in the fair value hierarchy.  The Company records all impaired loans with an allowance as nonrecurring Level 3.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Real Estate Owned
Real estate owned is considered held for sale and is adjusted to fair value less estimated selling costs upon transfer of the loan to foreclosed assets.  Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral.  The Company considers all real estate owned carried at fair value as nonrecurring Level 3.

The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	September 30, 2012 (Unaudited)
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$5,999	$-	$5,999	$-
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	24,535	-	24,535	-
Total	$30,534	$-	$30,534	$-

	June 30, 2012
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$6,102	$-	$6,102	$-
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	25,233	-	25,233	-
Total	$31,335	$-	$31,335	$-

The following table presents financial assets measured at fair value on a non-recurring basis during the periods indicated:

	Three Months Ended September 30, 2012 (Unaudited)
Description	Total	Level 1	Level 2	Level 3
Impaired Loans	$3,298	$-	$-	$3,298
Other real estate owned	791	-	-	791
Total	$4,089	$-	$-	$4,089

	Year Ended June 30, 2012
Description	Total	Level 1	Level 2	Level 3
Impaired Loans	$30,585	$-	$-	$30,585
Other real estate owned	12,093	-	-	12,093
Total	$42,678	$-	$-	$42,678

Quantitative information about Level 3 fair value measurements during the period ended September 30, 2012 are in the table below:

	Fair Value at	Valuation	Unobservable
	September 30, 2012	Techniques	Input	Range
Nonrecurring measurements:
Impaired loans, net	$3,298	Discounted Appraisals	Collateral discounts	5% - 40%
Other real estate owned	791	Discounted Appraisals	Collateral discounts	10% - 15%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The stated carrying value and estimated fair value amounts of financial instruments as of September 30, 2012 and June 30, 2012, are summarized below:

	September 30, 2012 (Unaudited)
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$117,717	$117,717	$117,717	$-	$-
Certificates of deposit in other banks	122,245	122,245	-	122,245	-
Securities available for sale	30,534	30,534	-	30,534	-
Loans, net	1,167,134	1,103,680	-	1,050,927	52,753
Loans held for sale	19,120	19,407	-	19,407	-
Federal Home Loan Bank stock	3,047	3,047	3,047	-	-
Accrued interest receivable	6,206	6,206	-	6,206	-
Noninterest-bearing and NOW deposits	239,329	239,329	-	239,329	-
Money market accounts	259,844	259,844	-	259,844	-
Savings accounts	77,133	77,133	-	77,133	-
Certificates of deposit	584,003	587,810	-	587,810	-
Other borrowings	14,225	15,519	-	15,519	-
Accrued interest payable	166	166	-	166	-

	June 30, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$224,801	$224,801	$224,801	$-	$-
Certificates of deposit in other banks	108,010	108,010	-	108,010	-
Securities available for sale	31,335	31,335	-	31,335	-
Loans, net	1,204,732	1,155,429	-	1,105,974	49,455
Loans held for sale	10,787	10,949	-	10,949	-
Federal Home Loan Bank stock	6,300	6,300	6,300	-	-
Accrued interest receivable	6,008	6,008	-	6,008	-
Noninterest-bearing and NOW deposits	230,683	230,683	-	230,683	-
Money market accounts	257,865	257,865	-	257,865	-
Savings accounts	347,669	347,669	-	347,669	-
Certificates of deposit	629,958	634,379	-	634,379	-
Other borrowings	22,265	24,998	-	24,998	-
Accrued interest payable	242	242	-	242	-

The Company had off-balance sheet financial commitments, which include approximately $202,986 (unaudited) and $213,979 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at September 30, 2012 and June 30, 2012 (see Note 5).  Since these commitments are based on current rates, the carrying amount approximates the fair value.

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Federal Home Loan Bank Stock – No ready market exists for this stock and it has no quoted market value.  However, redemption of this stock has historically been at par value.  Accordingly, cost is deemed to be a reasonable estimate of fair value.

Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of September 30, 2012 and June 30, 2012.  The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.

Other borrowings – The fair value of advances from the Federal Home Loan Bank is estimated based on current rates for borrowings with similar terms.  Fair values for retail repurchase agreements are the amounts payable as of September 30, 2012 and June 30, 2012.

Accrued interest receivable and payable – The stated amounts of accrued interest receivable and payable approximate the fair value.

Limitations – Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:  the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Office of the Comptroller of the Currency (“OCC”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; increases in premiums for deposit insurance; management’s assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially new costs associated with our operation as a public company; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets;  inability of key third-party providers to perform their obligations to us; statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”); changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission, including our 2012 Form 10-K.

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

Municipal leases are secured primarily by a ground lease for a firehouse or an equipment lease for fire trucks and firefighting equipment to fire departments located throughout North and South Carolina.  We also purchase investment securities consisting primarily of mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises, as well as, certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”).

We offer a variety of deposit accounts for individuals, businesses and nonprofit organizations.  Deposits are our primary source of funds for our lending and investing activities.  We adopted a plan of conversion, primarily to increase our capital to grow our loan portfolio organically and through acquisitions and to continue to build our franchise.

We are significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions.  Deposit flows are influenced by a number of factors, including interest rates paid on competing time deposits, other investments, account maturities, and the overall level of personal income and savings.  Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles.  Our primary source of pre-tax income is net interest income.  Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings.  Changes in levels of interest rates affect our net interest income.  A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, mortgage banking income and gains and losses from sales of securities.

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

Weak economic conditions and ongoing strains in the financial and housing markets which accelerated in 2008 and have generally continued through 2012 have presented an unusually challenging environment for banks and their holding companies, including us.  This has been particularly evident in our need to provide for credit losses during these periods at significantly higher levels than our historical experience and has also adversely affected our net interest income and other operating revenues and expenses.  Our provision for loan losses was significant in all periods and reflects material levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for the acquisition and development of land for residential properties.  For most of the past four years, housing markets remained weak in many of our primary market areas, resulting in elevated levels of delinquencies and non-performing assets, deterioration in property values, particularly for residential land and building lots, and the need to provide for realized and anticipated losses.  As a result of these factors, for the three months ended September 30, 2012 we had net income of $1.2 million and for the year ended June 30, 2012, we had net income of $4.5 million as compared to net income of $284,000 for the three months ended September 30, 2011 and a net loss of $14.7 million for the 2011 fiscal year.

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

Business Combinations.  We use the acquisition method of accounting for all business combinations.  The acquisition method of accounting requires us as acquirer to recognize the fair value of assets acquired and liabilities assumed at the acquisition date as well as recognize goodwill or a gain from a bargain purchase, if appropriate.  In addition, prior to our stock conversion in July 2012, we recognized the fair value of the acquired institution’s equity as a separate component to equity capital on the balance sheet as required for business combinations of mutual institutions.  Any acquisition-related costs and restructuring costs are recognized as period expenses as incurred.

Real Estate Owned (“REO”).  REO represents real estate acquired as a result of customers’ loan defaults.  At the time of foreclosure, REO is recorded at the fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses.  After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.  Revenue and expenses from operations and subsequent valuation adjustments to the carrying amount of the property are included in non-interest expense in the consolidated statements of income.  In some instances, we may make loans to facilitate the sales of other real estate owned. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by ASC Topic 360, “Accounting for Sales of Real Estate”.  Any gains related to sales of REO may be deferred until the buyer has a sufficient initial and continuing investment in the property.

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

Comparison of Financial Condition at September 30, 2012 and June 30, 2012

Assets.  Total assets decreased $117.1 million to $1.60 billion at September 30, 2012 from $1.72 billion at June 30, 2012 primarily due to the refunding of $76.0 million in funds held on deposit for orders to purchase shares of the Company’s common stock in its recent oversubscribed stock offering, which was consummated on July 10, 2012.

Loans.  Net loans decreased $26.8 million, or 2.2%, to $1.17 billion at September 30, 2012 compared to $1.19 billion at June 30, 2012 as new loan originations during the quarter were offset by normal loan repayments, refinances, charge-offs and foreclosures . The decrease in net loans was primarily due to a $9.0 million decrease in one-to four-family loans, a $6.7 million decrease in commercial real estate loans, and a $3.6 million decrease in commercial construction and development loans since June 30, 2012. We also continued to reduce our exposure to weaker credits as we aggressively managed problem assets. All other categories of loans also decreased during the last three months, as demand for new loans from creditworthy borrowers was weak and utilization of existing credit lines was low despite the modest recovery in the general economy. Total loan originations increased $25.5 million, or 29.7%, to $111.2 million during the three months ended September 30, 2012 compared to $85.7 million during the three months ended September 30, 2011.

Allowance for loan losses.  Our allowance for loan losses at September 30, 2012 was $35.9 million or 2.98% of total loans, compared to $35.1 million or 2.85% of total loans at June 30, 2012.  We recorded net charge-offs of $713,000 for the three months ended September 30, 2012, compared to $3.0 million for the three months ended June 30, 2012. Net charge-offs as a percentage of average loans also decreased to 0.23% for the three months ended September 30, 2012 from 0.96% for the quarter ended June 30, 2012. Non-performing loans increased to $69.7 million at September 30, 2012 from $64.2 million at June 30, 2012 due to increases in non-performing commercial real estate loans.  Non-performing loans to total loans increased to 5.78% at September 30, 2012 from 5.21% at June 30, 2012. At September 30, 2012, $34.2 million or 48.9% of total non-accruing loans were current on their loan payments.

The ratio of classified assets to total assets increased to 8.40% at September 30, 2012 from 7.75% at June 30, 2012. Classified assets totaled $134.7 million at September 30, 2012, compared to $133.4 million at June 30, 2012.

Investments.  Securities available for sale decreased $801,000, to $30.5 million at September 30, 2012 compared to $31.3 million at June 30, 2012, as proceeds from maturities were used to repay FHLB advances.  FHLB stock decreased $3.3 million due to redemptions by the FHLB during the period.

Real estate owned.  REO decreased $3.1 million, to $13.1 million at September 30, 2012.  The total balance of REO included $6.0 million in land, construction and development projects (both residential and commercial), $2.3 million in commercial real estate and $4.8 million in single-family homes at September 30, 2012.  During the three months ended September 30, 2012, we transferred $2.7 million of loans into REO, disposed of $5.1 million of properties and recognized a net loss of $327,000 on sales and valuation adjustments.

Deposits.  Deposits decreased $305.9 million to $1.16 billion at September 30, 2012, primarily due to the reduction of $264.2 million in funds held on deposit at June 30, 2012 for orders to purchase shares of the Company’s common stock. In addition, certificates of deposit decreased $45.9 million during the quarter as a result of the managed decline of higher rate certificates of deposit consistent with the Company’s strategy to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.

Borrowings.  Borrowings, including FHLB advances and retail repurchase agreements, decreased 36.1% to $14.2 million at September 30, 2012 from $22.3 million at June 30, 2012.  FHLB advances decreased $7.5 million, to $7.6 million at September 30, 2012 from $15.1 million at June 30, 2012 from prepayments of higher rate long-term FHLB advances during the quarter. We recognized a $1.6 million loss, included in noninterest expense, as a result of these prepayments. Other borrowings at September 30, 2012 decreased $600,000 to $6.6 million and consisted of retail repurchase agreements that are primarily related to customer cash management accounts.

Equity.  Total equity at September 30, 2012 increased to $371.5 million.  The increase in equity reflected a $208.2 million increase in common stock and additional paid in capital due to the consummation of the Company’s common stock offering on July 10, 2012, net income of $1.2 million and a $117,000 increase in accumulated other comprehensive income recognized for the three months ended September 30, 2012.

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

	For the Three Months Ended September 30,
	2012			2011
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$1,237,419	$16,052	5.19%	$1,326,897	$17,770	5.36%
Deposits in other financial institutions	229,419	380	0.66%	138,785	163	0.47%
Investment securities	31,237	96	1.23%	49,562	124	1.00%
Other	15,646	36	0.92%	9,303	18	0.77%
Total interest-earning assets	1,513,721	16,564	4.38%	1,524,547	18,075	4.74%

Interest-bearing liabilities:
Interest-bearing checking accounts	170,935	57	0.13%	155,378	78	0.20%
Money market accounts	257,981	245	0.38%	250,733	414	0.66%
Savings accounts	121,737	70	0.23%	76,289	100	0.52%
Certificate accounts	598,930	1,648	1.10%	760,948	2,397	1.26%
Borrowings	21,682	189	3.49%	99,403	390	1.57%
Total interest-bearing liabilities	1,171,265	2,209	0.75%	1,342,751	3,379	1.00%

Tax-equivalent net interest income		$14,355			$14,696
Tax-equivalent interest rate spread			3.63%			3.74%
Net earning assets	$342,456			$181,796
Tax-equivalent yield on average interest-earning assets			3.79%			3.86%

Average interest-earning assets to average interest-bearing liabilities	129.24%			113.54%
___________________
(1) The average loans receivable, net balances include loans held for sale and non-accruing loans.
(2)  Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $860,000 for both three months ended September 30, 2012 and 2011, respectively, calculated based on a federal tax rate of 34%.

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

	Three Months Ended September 30, 2012
	Compared to
	Three Months Ended September 30, 2011
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)

Interest-earning assets:
Loans receivable	$(1,198)	$(520)	$(1,718)
Deposits in other financial institutions	106	111	217
Investment securities	(46)	18	(28)
Other	12	6	18

Total interest-earning assets	$(1,126)	$(385)	$(1,511)

Interest-bearing liabilities:
Interest-bearing checking accounts	$8	$(29)	$(21)
Money market accounts	12	(181)	(169)
Savings accounts	60	(90)	(30)
Certificate accounts	(510)	(239)	(749)
Borrowings	(305)	104	(201)

Total interest-bearing liabilities	$(735)	$(435)	$(1,170)

Net decrease in tax equivalent interest income			$(341)

Comparison of Results of Operation for the Three Months Ended September 30, 2012 and 2011

General.  During the three months ended September 30, 2012, we had net income of $1.2 million as compared to net income of $284,000 for the three months ended September 30, 2011. This increase was primarily as a result of the $3.8 million decrease in the provision for losses on loans over the same period the prior fiscal year.

Net Interest Income.  Net interest income before provision for loan losses decreased by $309,000, or 2.2%, to $13.5 million for the three months ended September 30, 2012, compared to $13.8 million for the same three month period during the last fiscal year, as a result of decreases in average interest-earning assets and net interest margin. The net interest margin of 3.79% for the three months ended September 30, 2012 was seven basis points lower than the same period in the prior fiscal year, primarily due to a 36 basis point decrease in the yield on interest-earning assets to 4.38%, partially offset by a 25 basis point decrease in the rate paid on interest-bearing liabilities to 0.75%. The decline in the yield on interest-earning assets was primarily due to the investment of the proceeds from our July 2012 stock conversion at current (lower) market rates.  Due to a significant number of loans in the loan portfolio with interest rate floors, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors.

Interest Income.  Interest income for the three months ended September 30, 2012 was $15.7 million, compared to $17.2 million for the three months ended September 30, 2011, a decrease of $1.5 million or 8.6%.  The decrease in interest income occurred primarily as a result of the $10.8 million decline in average interest-earning assets coupled with a 36 basis point decrease in the yield on average interest-earning assets. Interest income on loans decreased by $1.7 million or 10.0% to $15.2 million for the three months ended September 30, 2012 from $16.9 million for the three months ended September 30, 2011, reflecting the impact of a 17 basis point decrease in the average yield on loans.  The decrease in average loan yields reflects the continuing very low level of market interest rates, the maturity or repayment of higher yielding loans, and downward repricing of adjustable rate loans to current market rates. The average yield on loans was 5.19% for the three months ended September 30, 2012, compared to 5.36% for the same three month period one year earlier.

The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $78.7 million or 40% to $276.3 million for the three months ended September 30, 2012, while the interest and dividend income from those investments increased by $207,000 compared to the prior fiscal year.  This increase was primarily due to the increase in the average balance and yield on deposits in other financial institutions.

Interest Expense.  Interest expense for the three months ended September 30, 2012 was $2.2 million, compared to $3.4 million for the three months ended September 30, 2011, a decrease of $1.2 million, or 34.6%.  The decrease in interest expense occurred as a result of a $171.5 million decrease in average interest-bearing liabilities and a 25 basis point decrease in the average cost of interest-bearing liabilities to 0.75% for the three months ended September 30, 2012, from 1.00% for the same period one year earlier.  These decreases reflect repayments upon scheduled maturity and the prepayment of higher rate FHLB advances during the last two quarters, as well as, a managed decline in certificates of deposit as our pricing decreases were designed to allow higher rate certificates of deposit to run off.

Deposit interest expense decreased $969,000, or 32.4%, to $2.0 million for the three months ended September 30, 2012 compared to $3.0 million for the same three month period in the prior fiscal year primarily as a result of a $162.0 million decrease in the average balance of certificates of deposit and a 16 basis point decrease in the cost of these deposits.  Average borrowings decreased to $21.7 million for the three months ended September 30, 2012, from $99.4 million for the three months ended September 30, 2011, while the average rate paid on borrowings increased to 3.49% in the current three month period from 1.57% for the three months ended September 30, 2011. This increase in the average rate paid on borrowings was primarily a result of the repayment of $46.0 million in lower-rate, short-term advances during the past year. While we do not anticipate further significant reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further downward repricing opportunities and competitive pricing has been reduced in response to modest loan demand in the current economic environment.

Provision for Loan Losses.  We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect estimated credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current risk factors specifically related to each loan type.  See “- Critical Accounting Policies -- Allowance for Loan Losses” for a description of the manner in which the provision for loan losses is established.

During the three months ended September 30, 2012, the provision for loan losses was $1.5 million, compared to $5.3 million for the three months ended September 30, 2011.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

The provision for loan losses in the three months ended September 30, 2012 remained elevated in relation to historical loss rates prior to the economic downturn.  The provision for loan losses at September 30, 2012 primarily reflected  material levels of delinquent and non-performing construction and development loans for one- to four-family properties, additional declines in property values and continuing high levels of net charge-offs.  It also reflected our continued concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These concerns have remained elevated over the past four years as price declines for housing and related lot and land markets have occurred.  Aside from housing-related construction and development loans, non-performing loans generally reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity has also become a significant contributing factor to more recent late-cycle defaults in other non-housing-related segments of the portfolio which also factored into our provision calculation.  The recent recession caused our market areas to experience a decline in tourism and a reduced influx of retirees from other parts of the country.  In addition, the recent recession has also resulted in increased job losses in the manufacturing services sector.  Our commercial loans, in particular construction and development loans, exposed us to losses as the economy worsened.  The adverse effects of the weak economy, although delayed in impacting our market areas, has resulted in higher net charge-offs and nonperforming loans since fiscal 2009, as businesses and developers in our market areas were adversely effected and second home buyers defaulted on their mortgages at a higher than historical rate.

Non-performing loans increased to $69.7 million at September 30, 2012 from $60.4 million at September 30, 2011. Delinquent loans declined to $42.5 million at September 30, 2012, from $64.0 million at September 30, 2011.

We recorded net charge-offs of $713,000 for the three months ended September 30, 2012, compared to $14.9 million for the same period in the prior fiscal year. A comparison of the allowance at September 30, 2012 and 2011 reflects a decrease of $4.6 million to $35.9 million at September 30, 2012, from $40.5 million at September 30, 2011.  The allowance as a percentage of total loans decreased to 2.98% at September 30, 2012, compared to 3.09% at September 30, 2011.  The allowance as a percentage of non-performing loans decreased to 51.47% at September 30, 2012, compared to 67.05% at September 30, 2011 due primarily to a decrease in the balance of the allowance for loan losses. At September 30, 2012, $34.2 million or 48.9% of total non- accruing loans were current on their loan payments.

As of September 30, 2012, we had identified $88.7 million of impaired loans.  Our impaired loans are comprised of loans on nonaccrual and TDRs that are performing under their restructured terms.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools.  For more information on these impaired loans, see Note 3 of the Notes to Consolidated Financial Statements under Item 1 of this report.

We believe that the allowance for loan losses as of September 30, 2012 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income.  Noninterest income was $2.3 million for the three months ended September 30, 2012, compared to $1.7 million for the same three month period in the prior fiscal year.  Mortgage banking income increased $504,000 for the three months ended September 30, 2012 as loans originated for sale increased to $64.0 million from $30.0 million for the three months ended September 30, 2012 and 2011, respectively.  Mortgage banking loan origination volume remains favorable from a historical perspective as a result of continuing loan refinancing due to very low mortgage interest rates. Other noninterest income net increased $218,000 for the three months ended September 30, 2012 as compared to the same period last year primarily due to income from additional bank-owned life insurance purchased in the past 12 months.

Noninterest Expense.  Noninterest expense for the three months ended September 30, 2012 increased $3.4 million or 33.5% to $13.4 million compared to $10.0 million for the three months ended September 30, 2011.  This increase was primarily related to $1.6 million in prepayment penalties on FHLB borrowings repaid during the first fiscal quarter of 2013 and a $1.2 million, or 22%, increase in salaries and employee benefits as compared to the same period in the prior fiscal year. Salaries and employee benefits increased as a direct result of hiring an additional 30 full time employees (primarily in mortgage banking and credit administration) coupled with additional expense related to the Company’s new employee stock ownership plan. Noninterest expenses as a percentage of average assets increased to 3.27% for the three months ended September 30, 2012, as compared to 2.48% for the same period one year earlier.

Income Taxes.  For the three months ended September 30, 2012, we recorded an income tax benefit of $183,000 compared to a benefit of $114,000 for the three months ended September 30, 2011.  These benefits are primarily due to the tax-free income received on our municipal leases. At September 30, 2012 and September 30, 2011, our deferred tax asset valuation allowance was $2.5 million and $2.8 million, respectively, reducing our net deferred tax asset to $49.1 million and $48.5 million, respectively.  Given the positive trend in net income during the three months ended September 30, 2012, management has noted no events that would change the conclusions reached at June 30, 2012 that the recorded deferred tax asset is realizable.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business.  We rely on a number of different sources in order to meet our potential liquidity demands.  The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements.  As of September 30, 2012, HomeTrust Bank had an additional borrowing capacity of $313.4 million with the Federal Home Loan Bank of Atlanta, a $170.0 million line of credit with the Federal Reserve Bank of Richmond and a $5.0 million line of credit with another unaffiliated bank.  At September 30, 2012, we had $7.6 million in Federal Home Loan Bank advances outstanding and nothing outstanding under our other lines of credit.  Additionally, HomeTrust Bank has classified its securities portfolio as available for sale, providing an additional source of liquidity.  Management believes that our security portfolio is of high quality and the securities would therefore be marketable.  In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.  From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.  We use our sources of funds primarily to meet  our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At September 30, 2012, the total approved loan commitments and unused lines of credit outstanding amounted to $48.7 million and $154.3 million, respectively, as compared to $59.7 million and $154.3 million, respectively, as of June 30, 2012.  Certificates of deposit scheduled to mature in one year or less at September 30, 2012, totaled $406.0 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

During the first three months of fiscal 2013, cash and cash equivalents decreased $107.1 million, or 47.6%, from $224.8 million as of June 30, 2012 to $117.7 million as of September 30, 2012 primarily due to the refunding of $76.0 million in funds held on deposit for orders to purchase shares of the Company’s common stock in its recent oversubscribed offering, which was consummated on July 10, 2012. Cash used for financing activities of $116.3 million and operating activities of $8.7 million was partially offset by cash provided by investing activities of $17.9 million.  Primary sources of cash for the first three months of fiscal 2013 included proceeds from the stock conversion of $208.2 million, a net decrease in portfolio loans of $23.3 million, and proceeds from the sale of real estate owned of $5.1 million.  Primary uses of cash during the period included a $305.9 million decrease in net deposits and the purchase of certificates of deposit in other banks, net of maturities, of $14.2 million. The decrease in net deposits was primarily due to the reduction of $264.2 million in funds held on deposit at June 30, 2012 for orders to purchase shares of the Company’s common stock.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the three months ended September 30, 2012, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at September 30, 2012, is as follows (in thousands):

Commitments to make loans	$48.7
Unused lines of credit	154.3
Total loan commitments	$203.0

Capital Resources

At September 30, 2012, equity totaled $371.5 million.  Management monitors the capital levels of HomeTrust Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.  HomeTrust Bank is subject to minimum capital requirements imposed by the OCC.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HomeTrust Bank’s financial statements. As of September 30, 2012, HomeTrust Bank was “well capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” HomeTrust Bank must maintain the minimum capital ratios set forth in the table below.

Management believes HomeTrust Bank met all capital adequacy requirements to which it was subject as of September 30, 2012.  HomeTrust Bank’s actual and required minimum capital amounts and ratios to be categorized “adequately” and “well capitalized” are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(unaudited)
As of September 30, 2012:
Tier I Capital (to Total Adjusted Assets)	$217,081	14.39%	$60,340	4.00%	$75,425	5.00%
Tier I Capital (to Risk-weighted Assets)	$217,081	20.56%	$42,242	4.00%	$63,364	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$230,566	21.83%	$84,485	8.00%	$105,606	10.00%

As of June 30, 2012:
Tier I Capital (to Total Adjusted Assets)	$122,273	7.32%	$66,801	4.00%	$83,502	5.00%
Tier I Capital (to Risk-weighted Assets)	$122,273	11.18%	$43,756	4.00%	$65,634	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$136,216	12.45%	$87,512	8.00%	$109,390	10.00%

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions.  While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact.  Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates.  The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding effect on interest rates or upon the cost of those goods and services normally purchased by the Company.  In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans.  In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds.  In other years, the opposite may occur.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has not been any material change in the market risk disclosures contained in our 2012 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2012, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2012, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company believes that the lawsuit is without merit and intends to defend itself vigorously. Based on the information available to the Company’s litigation counsel at this time, they believe that the claims in this case are legally and factually without merit.  Because this lawsuit is still in discovery, such counsel is unable to give an opinion as to the likely outcome.

Apart from the foregoing, from time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  We do not anticipate incurring any material liability as a result of any such litigation.

Item 1A.   Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s 2012 Form 10-K.

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

HomeTrust Bancshares, Inc.

Date: November 14, 2012	By:	/s/ F. Edward Broadwell
F. Edward Broadwell,
Chairman and Chief Executive Officer
(Duly Authorized Officer)

Date: November 14, 2012	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Charter of HomeTrust Bancshares, Inc.	*
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.’s Junior Participating Preferred Stock, Series A	**
3.3	Bylaws of HomeTrust Bancshares, Inc.	***
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Registrar and Transfer Company, as Rights Agent	**
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	*
10.2	Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	*
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon, Howard L. Sellinger and Charles I. Abbitt, Jr.	*
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	******
10.5	Employment Agreement between HomeTrust Bank and Sidney A.Biesecker	*
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	*
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	*
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	*
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	*
10.7C	SERP Joinder Agreement for Tony J. VunCannon	*
10.7D	SERP Joinder Agreement for Howard L. Sellinger	*
10.7E	SERP Joinder Agreement for Stan Allen	*
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	*
10.7G	SERP Joinder Agreement for Peggy C. Melville	*
10.7H	SERP Joinder Agreement for William T. Flynt	*
10.7I	Amended Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	****
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	*
10.8A	Director Emeritus Plan Joinder Agreement for Franklin V. Beam	*
10.8B	Director Emeritus Plan Joinder Agreement for William T. Flynt	*
10.8C	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	*
10.8D	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	*
10.8E	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	*
10.8F	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	*
10.8G	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	*
10.8H	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	*
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	*
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	*
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	*
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	******
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.0
101	The following materials from HomeTrust Bancshares’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements. (To be filed by Amendment)*****	101

_________________
*	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed with the Commission December 29, 2011, pursuant to Section 5 of the Securities Act of 1933.
**	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).
***	Filed as an exhibit to HomeTrust Bancshares’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-35593)
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

******	Filed as an exhibit to HomeTrust Bancshares’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593)