Form 10-Q
period 2012-12-31
HomeTrust Bancshares, Inc.
filed 2013-02-14
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X]No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 21,160,000 shares of common stock, par value of $.01 per share, issued and outstanding as of February 11, 2013.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
 (Dollar amounts in thousands except per share data)

	(Unaudited)
	December 31,	June 30,
	2012	2012
Assets
Cash	$17,462	$13,909
Interest-bearing deposits	99,288	210,892
Cash and cash equivalents	116,750	224,801
Certificates of deposit in other banks	124,914	108,010
Securities available for sale, at fair value	28,977	31,335
Loans held for sale	11,728	10,787
Total loans, net of deferred loan fees and discount	1,181,370	1,229,045
Allowance for loan losses	(34,249)	(35,100)
Net loans	1,147,121	1,193,945
Premises and equipment, net	22,356	23,106
Federal Home Loan Bank stock, at cost	2,368	6,300
Accrued interest receivable	5,693	6,008
Real estate owned	12,731	16,130
Deferred income taxes	48,662	48,927
Other assets	65,560	50,707
Total Assets	$1,586,860	$1,720,056

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,149,247	$1,466,175
Other borrowings	7,167	22,265
Capital lease obligations	2,020	2,024
Other liabilities	54,525	57,107
Total liabilities	1,212,959	1,547,571
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or
outstanding	-	-
Common stock, $0.01 par value, 60,000,000 shares authorized, 21,160,000 shares
issued and outstanding at December 31, 2012; none at June 30, 2012	212	-
Additional paid in capital	239,435	31,367
Retained earnings	144,357	140,937
Unearned Employee Stock Ownership Plan (ESOP) shares	(10,316)	-
Accumulated other comprehensive income	213	181
Total stockholders’ equity	373,901	172,485
Total Liabilities and Stockholders’ Equity	$1,586,860	$1,720,056

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
 (Dollar amounts in thousands except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Interest and Dividend Income
Loans	$14,980	$16,649	$30,196	$33,552
Securities available for sale	80	73	177	197
Certificates of deposit and other interest-bearing deposits	392	507	783	669
Federal Home Loan Bank stock	29	19	53	37
Total interest and dividend income	15,481	17,248	31,209	34,455

Interest Expense
Deposits	1,817	2,751	3,837	5,739
Other borrowings	87	378	276	769
Total interest expense	1,904	3,129	4,113	6,508

Net Interest Income	13,577	14,119	27,096	27,947
Provision for Loan Losses	300	3,800	1,800	9,100

Net Interest Income after Provision for Loan Losses	13,277	10,319	25,296	18,847

Noninterest Income
Service charges on deposit accounts	650	658	1,303	1,367
Mortgage banking income and fees	1,509	1,008	2,685	1,680
Loss on sale of premises and equipment	-	-	-	(3)
Other, net	694	385	1,208	681
Total other income	2,853	2,051	5,196	3,725

Noninterest Expense
Salaries and employee benefits	6,329	5,220	12,658	10,399
Net occupancy expense	1,356	1,218	2,615	2,374
Marketing and advertising	425	391	739	758
Telephone, postage, and supplies	452	361	816	692
Deposit insurance premiums	331	440	853	1,041
Computer services	601	576	1,154	822
Loss on sale and impairment of real estate owned	288	1,599	615	1,985
Federal Home Loan Bank advance prepayment penalty	1,509	-	3,069	-
Other	2,090	1,805	4,255	3,571
Total other expense	13,381	11,610	26,774	21,642

Income Before Income Taxes	2,749	760	3,718	930
Income Tax Expense (Benefit)	481	(83)	298	(197)

Net Income	$2,268	$843	$3,420	$1,127

Per Share Data:
Net income per common share:
Basic	$0.11	n/a	$0.17	n/a
Diluted	$0.11	n/a	$0.17	n/a
Average shares outstanding:
Basic	20,121,837	n/a	20,115,225	n/a
Diluted	20,121,837	n/a	20,115,225	n/a

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
 (Dollar amounts in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net Income	$2,268	$843	$3,420	$1,127
Other Comprehensive Income (Loss)
Unrealized holding gains on securities available for sale
Gains (losses) arising during the period	$(129)	$(45)	$48	$142
Deferred income tax benefit (expense)	44	15	(16)	(48)
Total other comprehensive income (loss)	$(85)	$(30)	$32	$94

Comprehensive Income	$2,183	$813	$3,452	$1,221

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid In	Retained	ESOP	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity
(Unaudited)
Balance at June 30, 2011	$-	$31,367	$136,410	$-	$(8)	$167,769
Net income	-	-	1,127	-	-	1,127
Other comprehensive income	-	-	-	-	94	94

Balance at December 31, 2011	$-	$31,367	$137,537	$-	$86	$168,990

(Unaudited)
Balance at June 30, 2012	$-	$31,367	$140,937	$-	$181	$172,485
Net income	-	-	3,420	-	-	3,420
Issuance of common stock	212	211,388	-	-	-	211,600
Common stock issuance costs	-	(3,396)	-	-	-	(3,396)
Loan to ESOP for purchase
of shares	-	-	-	(10,580)	-	(10,580)
ESOP shares allocated	-	76	-	264	-	340
Other comprehensive income	-	-	-	-	32	32

Balance at December 31, 2012	$212	$239,435	$144,357	$(10,316)	$213	$373,901

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	(Unaudited)
	Six Months Ended
	December 31,
	2012	2011
Operating Activities:
Net income	$3,420	$1,127
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	1,800	9,100
Depreciation	1,132	1,088
Deferred income tax expense (benefit)	249	(144)
Net amortization and accretion	(64)	(313)
Federal Home Loan Bank advance prepayment penalty	3,069	-
Loss on sale of premises and equipment	-	3
Loss on sale and impairment of real estate owned	615	1,985
Gain on sale of loans held for sale	(2,160)	(1,294)
Origination of loans held for sale	(127,213)	(89,650)
Proceeds from sales of loans held for sale	128,432	77,307
Decrease in deferred loan fees, net	(325)	(472)
Increase in accrued interest receivable and other assets	1,462	5,861
ESOP compensation expense	340	-
Decrease in other liabilities	(2,582)	(3,734)
Net cash provided by operating activities	8,175	864

Investing Activities:
Purchase of securities available for sale	(6,000)	(12,539)
Proceeds from maturities of securities available for sale	6,100	33,241
Purchase of certificates of deposit in other banks	(50,253)	(17,652)
Maturities of certificates of deposit in other banks	33,349	26,543
Principal repayments of mortgage-backed securities	2,273	1,375
Net redemptions of Federal Home Loan Bank Stock	3,932	2,027
Net decrease in loans	42,623	17,341
Purchase of bank owned life insurance	(16,000)	(31,000)
Proceeds from redemption of bank owned life insurance	-	21,580
Purchase of premises and equipment	(382)	(2,130)
Capital improvements to real estate owned	(216)	(258)
Proceeds from sale of real estate owned	5,823	5,646
Net cash provided by investing activities	21,249	44,174

Financing Activities:
Net decrease in deposits	(316,928)	(19,672)
Net decrease in other borrowings	(18,167)	(37,062)
Proceeds from stock conversion	208,204	-
Loan to ESOP for purchase of shares	(10,580)	-
Decrease in capital lease obligations	(4)	(4)
Net cash used in financing activities	(137,475)	(56,738)
Net Decrease in Cash and Cash Equivalents	(108,051)	(11,700)
Cash and Cash Equivalents at Beginning of Period	224,801	34,671
Cash and Cash Equivalents at End of Period	$116,750	$22,971

Supplemental Disclosures:

Cash paid during the period for:
Interest	$4,307	$7,283
Income taxes	20	96
Noncash transactions:
Unrealized gain in value of securities available for sale,
net of income taxes	32	94
Transfers of loans to real estate owned	4,014	4,898
Loans originated to finance the sale of real estate owned	1,191	623

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

1.	Summary of Significant Accounting Policies

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Form 10-K of HomeTrust Bancshares, Inc. filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2012 (“2012 Form 10-K”). These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to accounting principles generally accepted in the United States of America (“US  GAAP”). The results for the three months and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013 or any other future period.

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

Principles of Consolidation and Subsidiary Activities – The accompanying consolidated financial statements include the accounts of the Company, the Bank, and its wholly-owned subsidiary, Western North Carolina Service Corporation (“WNCSC”) at or for the three months and six months ended December 31, 2012 and of the Bank and WNCSC only for the three months and six months ended December 31, 2011 and at June 30, 2012.  WNCSC owns office buildings in Asheville, North Carolina that are leased to the Bank.  All intercompany items have been eliminated.

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

One-to-four family and construction and land/lot loans are to individuals and are typically secured by 1-4 family residential property, undeveloped land, and partially developed land in anticipation of pending construction of a personal residence. Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral. Recent declines in value have led to unprecedented levels of foreclosures and losses within the banking industry. Construction and land/lot loans often experience delays in completion and cost overruns that exceed the borrower’s financial ability to complete the project. Such cost overruns can routinely result in foreclosure of partially completed and unmarketable collateral.

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

Commercial real estate and commercial and industrial loans are primarily dependent on the ability of the Company’s commercial loan customers to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a borrower’s actual business results significantly underperform the original projections, the ability of that borrower to service the Company’s loan on a basis consistent with the contractual terms may be at risk. While these loans and leases are generally secured by real property, personal property, or business assets such as inventory or accounts receivable, it is possible that the liquidation of the collateral will not fully satisfy the obligation.

Municipal leases are primarily made to volunteer fire departments and depend on the tax revenues received from the county or municipality.  These leases are mainly secured by vehicles, fire stations, land, or equipment.  The underwriting of the municipal leases is based on the cash flows of the fire department as well as projections of future income.

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

Loan Charge-offs—The Company charges off loan balances, in whole or in part to fair market value, when available, verifiable, and documentable information confirms that specific loans, or portions of specific loans, are uncollectible or unrecoverable. For unsecured loans, losses are confirmed when it can be determined that the borrower, or any guarantors, are unwilling or unable to pay the amounts as agreed. When the borrower, or any guarantor, is unwilling or unable to pay the amounts as agreed on a loan secured by collateral and any recovery will be realized upon the sale of the collateral, the loan is deemed to be collateral dependent. Repayments or recoveries for collateral dependent loans are directly affected by the value of the collateral at liquidation. As such, loan repayment can be affected by factors that influence the amount recoverable, the timing of the recovery, or a combination of the two. Such factors include economic conditions that affect the markets in which the loan or its collateral is sold, bankruptcy, repossession and foreclosure laws, and consumer banking regulations. Losses are also confirmed when the loan, or a portion of the loan, is classified as loss resulting from loan reviews conducted by the Company or its regulatory examiners.

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

Charge-offs of loans in the retail consumer loan segment are generally confirmed and recognized in a manner similar to loans in the commercial loan segment. Secured retail consumer loans that are identified as uncollectible and are deemed to be collateral dependent are confirmed as loss to the extent the net realizable value of the collateral is insufficient to recover the loan balance. Consumer loans  not secured by real estate that become 90 days past due are charged off to the extent that the fair value of any collateral, less estimated costs to sell the collateral, is insufficient to recover the loan balance. Consumer loans secured by residential real estate that become 120 days past due are charged off to the extent that the fair value of the residential real estate securing the loan, less estimated costs to sell the collateral, is insufficient to recover the loan balance. Loans to borrowers in bankruptcy are subject to modification by the bankruptcy court and are charged off to the extent that the fair value of any collateral securing the loan, less estimated costs to sell the collateral, is insufficient to recover the loan balance, unless the Company expects repayment is likely to occur. Such loans are charged off within 60 days of the receipt of notification from a bankruptcy court or when the loans become 120 days past due, whichever is shorter.

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

Federal Home Loan Bank Stock—As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at December 31, 2012 and June 30, 2012.

Business Combinations—Effective July 1, 2009, the Company adopted a new accounting standard which requires the acquisition method of accounting, formerly referred to as the purchase method, be used for all business combinations. An acquirer must be identified for each business combination, and the acquisition date is the date the acquirer achieves control. The acquisition method of accounting requires the Company as acquirer to recognize the fair value of assets acquired and liabilities assumed at the acquisition date as well as recognize goodwill or a gain from a bargain purchase, if appropriate. In addition, prior to the Conversion in July 2012, the Company recognized the fair value of the acquired institution’s equity as a separate component to equity capital on the balance sheet as required for business combinations of mutual institutions.  Any acquisition-related costs and restructuring costs are recognized as period expenses as incurred.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of December 31, 2012 (unaudited) and June 30, 2012, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Company and its subsidiary file a consolidated United States federal income tax return, as well as separate unconsolidated North Carolina state income tax returns.  The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before June 30, 2008.

Comprehensive Income—Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale and is presented in the consolidated statements of comprehensive income.

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

Recent Accounting Pronouncements –In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.  This ASU was made to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments, and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassification out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  The amendments in this ASU were effective at the same time as the amendments in ASU 2011-05 so that entities will not be required to comply with the presentation requirements effective at the same time as the amendments in ASU 2011-05 that this ASU is deferring.  The amendments in this ASU were effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this ASU did not have a material effect on the Company’s Consolidated Financial Statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

In July 2012, the FASB issued ASU No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment”, regarding goodwill which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before July 27, 2012, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

2.	Securities Available for Sale

Securities available for sale consist of the following at the dates indicated:

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$6,000	$4	$-	$6,004
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	22,654	331	(12)	22,973
Total	$28,654	$335	$(12)	$28,977

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$6,102	$2	$(2)	$6,102
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	24,958	286	(11)	25,233
Total	$31,060	$288	$(13)	$31,335

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

	December 31, 2012
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$-	$-
Due after one year through five years	6,000	6,004
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	22,654	22,973
Total	$28,654	$28,977

	June 30, 2012
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$6,000	$6,002
Due after one year through five years	102	100
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	24,958	25,233
Total	$31,060	$31,335

The Company had no sales of securities during the three months or six months ended December 31, 2012 or 2011.

Securities available for sale with costs totaling $14,321 (unaudited) and $15,563 (market value of $14,723 (unaudited) and $15,727) at December 31, 2012 and June 30, 2012, respectively, were pledged as collateral to secure various public deposits and retail repurchase agreements.

The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2012 and June 30, 2012 are as follows:

	December 31, 2012 (Unaudited)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$-	$-	$-	$-	$-	$-
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	114	(2)	2,444	(10)	2,558	(12)
Total	$114	$(2)	$2,444	$(10)	$2,558	$(12)

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$-	$-	$100	$(2)	$100	$(2)
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	2,908	(8)	100	(3)	3,008	(11)
Total	$2,908	$(8)	$200	$(5)	$3,108	$(13)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The total number of securities with unrealized losses at December 31, 2012, and June 30, 2012 were 15 (unaudited) and 22, respectively.  Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to decreases in market interest rates. The Company had no other than temporary impairment losses during the three months or six months ended December 31, 2012 (unaudited) or the year ended June 30, 2012.  The Bank, as a member of the FHLB, is required to maintain an investment in FHLB capital stock.  No ready market exists for the FHLB stock and the carrying value approximates its fair value based on the redemption provisions of the FHLB.

3.	Loans

Loans consist of the following at the dates indicated:

	(Unaudited)
	December 31,	June 30,
	2012	2012
Retail consumer loans:
One to four family	$605,482	$620,486
Home equity lines of credit	133,874	143,052
Construction and land/lots	49,773	53,572
Consumer	3,593	3,819
Total retail consumer loans	792,722	820,929
Commercial loans:
Commercial real estate	229,491	238,644
Construction and development	33,526	42,362
Commercial and industrial	13,124	14,578
Municipal leases	115,069	115,516
Total commercial loans	391,210	411,100
Total loans	1,183,932	1,232,029
Deferred loan fees, net	(1,535)	(1,860)
Discount on loans from business combination	(1,027)	(1,124)
Total loans, net of deferred loan fees and discount	1,181,370	1,229,045
Allowance for loan and lease losses	(34,249)	(35,100)
Loans, net	$1,147,121	$1,193,945

All the qualifying first mortgage loans, home equity lines of credit, and FHLB Stock were pledged as collateral to secure the FHLB advances.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s total loans by segment, class, and risk grade at the dates indicated follow:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
December 31, 2012 (Unaudited)
Retail consumer loans:
One to four family	$536,272	$13,982	$50,269	$4,938	$21	$605,482
Home equity lines of credit	124,679	1,605	5,430	2,156	4	133,874
Construction and land/lots	46,320	349	2,333	771	-	49,773
Consumer	3,053	113	320	106	1	3,593
Commercial loans:
Commercial real estate	181,098	14,543	33,727	123	-	229,491
Construction and development	15,665	5,155	12,559	146	1	33,526
Commercial and industrial	10,188	1,043	1,735	157	1	13,124
Municipal leases	112,436	2,633	-	-	-	115,069
Total loans	$1,029,711	$39,423	$106,373	$8,397	$28	$1,183,932

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
June 30, 2012
Retail consumer loans:
One to four family	$553,457	$9,305	$55,338	$2,366	$20	$620,486
Home equity lines of credit	134,959	1,267	5,620	1,204	2	143,052
Construction and land/lots	48,759	704	3,084	1,025	-	53,572
Consumer	3,563	55	159	39	3	3,819
Commercial loans:
Commercial real estate	195,372	16,291	25,958	1,023	-	238,644
Construction and development	20,074	5,739	16,406	142	1	42,362
Commercial and industrial	9,818	1,073	3,527	157	3	14,578
Municipal leases	113,829	633	1,054	-	-	115,516
Total loans	$1,079,831	$35,067	$111,146	$5,956	$29	$1,232,029

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
December 31, 2012 (unaudited)
Retail consumer loans:
One to four family	$8,684	$12,671	$21,355	$584,127	$605,482
Home equity lines of credit	658	2,846	3,504	130,370	133,874
Construction and land/lots	347	1,188	1,535	48,238	49,773
Consumer	6	75	81	3,512	3,593
Commercial loans:
Commercial real estate	5,181	6,101	11,282	218,209	229,491
Construction and development	1,476	5,239	6,715	26,811	33,526
Commercial and industrial	22	207	229	12,895	13,124
Municipal leases	219	-	219	114,850	115,069
Total loans	$16,593	$28,327	$44,920	$1,139,012	$1,183,932

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2012
Retail consumer loans:
One to four family	$10,532	$11,629	$22,161	$598,325	$620,486
Home equity lines of credit	388	2,613	3,001	140,051	143,052
Construction and land/lots	789	1,405	2,194	51,378	53,572
Consumer	54	35	89	3,730	3,819
Commercial loans:
Commercial real estate	4,188	6,071	10,259	228,385	238,644
Construction and development	331	6,001	6,332	36,030	42,362
Commercial and industrial	155	266	421	14,157	14,578
Municipal leases	-	-	-	115,516	115,516
Total loans	$16,437	$28,020	$44,457	$1,187,572	$1,232,029

The Company’s recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	December 31, 2012 (unaudited)		June 30, 2012
		90 Days + &		90 Days + &
	Nonaccruing	still accruing	Nonaccruing	still accruing
Retail consumer loans:
One to four family	$30,456	$-	$27,659	$-
Home equity lines of credit	4,974	-	4,781	-
Construction and land/lots	2,734	-	3,437	-
Consumer	81	-	76	-
Commercial loans:
Commercial real estate	22,986	-	15,008	-
Construction and development	10,662	-	12,583	-
Commercial and industrial	503	-	637	-
Municipal leases	-	-	-	-
Total loans	$72,396	$-	$64,181	$-

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s loans that were performing under the terms of troubled debt restructurings (“TDRs”) that were excluded from nonaccruing loans above at the dates indicated follow:

	(Unaudited)
	December 31,	June 30,
	2012	2012
Performing restructured loans included in
impaired loans	$20,828	$20,588

An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	(Unaudited)			(Unaudited)
	Three Months Ended December 31, 2012			Three Months Ended December 31, 2011
	Retail			Retail
	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at beginning of period	$21,374	$14,513	$35,887	$20,689	$19,818	$40,507
Provision for loan losses	2,149	(1,849)	300	2,394	1,406	3,800
Charge-offs	(1,465)	(1,322)	(2,787)	(2,057)	(6,312)	(8,369)
Recoveries	115	734	849	130	706	836
Balance at end of period	$22,173	$12,076	$34,249	$21,156	$15,618	$36,774

	(Unaudited)			(Unaudited)
	Six Months Ended December 31, 2012			Six Months Ended December 31, 2011
	Retail			Retail
	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at beginning of period	$21,172	$13,928	$35,100	$23,538	$26,602	$50,140
Provision for loan losses	2,839	(1,039)	1,800	8,080	1,020	9,100
Charge-offs	(2,076)	(2,040)	(4,116)	(10,617)	(12,743)	(23,360)
Recoveries	238	1,227	1,465	155	739	894
Balance at end of period	$22,173	$12,076	$34,249	$21,156	$15,618	$36,774

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses			Total Loans Receivable
	Loans			Loans
	individually	Loans		individually	Loans
	evaluated for	Collectively		evaluated for	Collectively
	impairment	Evaluated	Total	impairment	Evaluated	Total
December 31, 2012 (unaudited)
Retail consumer loans:
One- to four-family	$354	$14,750	$15,104	$41,228	$564,254	$605,482
Home equity	260	3,621	3,881	4,708	129,166	133,874
Construction and land/lots	11	3,036	3,047	2,591	47,182	49,773
Consumer	1	140	141	2	3,591	3,593
Commercial loans:
Commercial real estate	588	6,231	6,819	28,824	200,667	229,491
Construction and development	69	3,920	3,989	11,098	22,428	33,526
Commercial and industrial	52	191	243	2,610	10,514	13,124
Municipal leases	-	1,025	1,025	-	115,069	115,069
Total	$1,335	$32,914	$34,249	$91,061	$1,092,871	$1,183,932

June 30, 2012
Retail consumer loans:
One- to four-family	$596	$13,961	$14,557	$36,011	$584,475	$620,486
Home equity	238	3,293	3,531	4,382	138,670	143,052
Construction and land/lots	68	2,887	2,955	3,772	49,800	53,572
Consumer	2	127	129	3	3,816	3,819
Commercial loans:
Commercial real estate	407	6,047	6,454	20,266	218,378	238,644
Construction and development	154	6,099	6,253	14,389	27,973	42,362
Commercial and industrial	111	204	315	2,965	11,613	14,578
Municipal leases	-	906	906	-	115,516	115,516
Total	$1,576	$33,524	$35,100	$81,788	$1,150,241	$1,232,029

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
	With a	With No		Related
	Recorded	Recorded		Recorded
	Allowance	Allowance	Total	Allowance
December 31, 2012 (unaudited)
Retail consumer loans:
One to four family	$9,456	$39,402	$48,858	$500
Home equity lines of credit	2,240	4,346	6,586	304
Construction and land/lots	183	2,591	2,774	11
Consumer	80	2	82	4
Commercial loans:
Commercial real estate	4,717	24,458	29,175	600
Construction and development	1,490	10,509	11,999	221
Commercial and industrial	433	2,497	2,930	56
Municipal leases	-	-	-	-
Total impaired loans	$18,599	$83,805	$102,404	$1,696

June 30, 2012
Retail consumer loans:
One to four family	$7,787	$32,802	$40,589	$685
Home equity lines of credit	1,163	4,093	5,256	256
Construction and land/lots	462	3,440	3,902	75
Consumer	73	3	76	4
Commercial loans:
Commercial real estate	2,281	18,214	20,495	413
Construction and development	1,616	13,461	15,077	289
Commercial and industrial	501	2,779	3,280	115
Municipal leases	-	-	-	-
Total impaired loans	$13,883	$74,792	$88,675	$1,837

The table above includes $11,343 (unaudited) and $6,887, of impaired loans that were not individually evaluated at December 31, 2012 and June 30, 2012, respectively, because these loans did not meet the Company’s threshold for individual impairment evaluation.  The recorded allowance above includes $361 (unaudited) and $261 related to these loans that were not individually evaluated at December 31, 2012 and June 30, 2012, respectively.

The Company’s average recorded investment in loans individually evaluated for impairment, period end unpaid principal balance as of the dates indicated below and interest income recognized on impaired loans for the six and twelve months ended as follows:

	December 31, 2012 (Unaudited)			June 30, 2012
	Average	Unpaid	Interest	Average	Unpaid	Interest
	Recorded	Principal	Income	Recorded	Principal	Income
	Investment	Balance	Recognized	Investment	Balance	Recognized
Retail consumer loans:
One to four family	$42,479	$46,360	$986	$42,829	$41,006	$1,799
Home equity lines of credit	5,271	8,559	82	5,531	8,329	208
Construction and land/lots	3,672	6,554	81	4,926	8,244	253
Consumer	76	133	2	48	98	1
Commercial loans:
Commercial real estate	23,504	34,923	795	21,249	25,679	1,184
Construction and development	16,344	18,206	255	26,994	23,070	763
Commercial and industrial	3,148	4,289	93	3,138	4,535	218
Municipal leases	155	-	-	531	-	-
Total loans	$94,649	$119,024	$2,294	$105,246	$110,961	$4,426

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

For the three and six months ended December 31, 2012, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended December 31, 2012 (Unaudited)			Three Months Ended December 31, 2011 (Unaudited)
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One to four family	1	$523	$523	3	$675	$674
Commercial:
Construction and development	-	-	-	1	260	258
Total	1	$523	$523	4	$935	$932

Extended payment terms:
Retail consumer:
One to four family	-	$-	$-	1	$60	$59
Home equity lines of credit	-	-	-	1	5	5
Commercial:
Commercial and industrial	-	-	-	1	19	19
Total	-	$-	$-	3	$84	$83

Other TDRs:
Retail consumer:
One to four family	77	$4,852	$4,794	6	1,498	1,536
Home equity lines of credit	41	1,184	1,179	1	35	35
Construction and land/lots	5	195	192	1	538	535
Commercial:
Commercial real estate	2	224	223	1	443	443
Construction and development	-	-	-	1	895	895
Total	125	$6,455	$6,388	10	$3,409	$3,444

Total	126	$6,978	$6,911	17	$4,428	$4,459

During the three months ended December 31, 2012, one to four family TDRs increased by 77 loans or $4.9 million and home equity lines of credit TDRs increased by  41 loans or $1.2 million due to the addition of loans where the borrower’s obligation to the Company has been discharged in bankruptcy, per regulatory guidance.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

	Six Months Ended December 31, 2012 (Unaudited)			Six Months Ended December 31, 2011 (Unaudited)
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One to four family	3	$694	$691	10	$2,691	$2,691
Commercial:
Commercial real estate	1	236	235	1	283	283
Construction and development	-	-	-	2	1,259	1,259
Total	4	$930	$926	13	$4,233	$4,233

Extended payment terms:
Retail consumer:
One to four family	-	$-	$-	8	$1,890	$1,890
Home equity lines of credit	-	-	-	2	72	72
Commercial:
Commercial real estate	-	-	-	2	491	491
Commercial and industrial	-	-	-	2	105	105
Total	-	$-	$-	14	$2,558	$2,558

Other TDRs:
Retail consumer:
One to four family	77	$4,852	$4,794	7	1,586	1,586
Home equity lines of credit	41	1,184	1,179	1	35	35
Construction and land/lots	7	209	205	1	535	535
Commercial:
Commercial real estate	2	224	223	1	443	443
Construction and development	-	-	-	3	1,661	1,661
Total	127	$6,469	$6,401	13	$4,260	$4,260

Total	131	$7,399	$7,327	40	$11,051	$11,051

During the six months ended December 31, 2012, one to four family TDRs increased by 77 loans or $4.9 million and home equity lines of credit TDRs increased by  41 loans or $1.2 million due to the addition of loans where the borrower’s obligation to the Company has been discharged in bankruptcy, per regulatory guidance.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and six months ended December 31, 2012 and 2011.

	Three Months Ended		Three Months Ended
	December 31, 2012 (Unaudited)		December 31, 2011 (Unaudited)
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Below market interest rate:
Retail consumer:
One to four family	4	$2,374	2	$83
Total	4	$2,374	2	$83

Extended payment terms:
Retail consumer:
One to four family	-	$-	4	$269
Commercial:
Commercial real estate	-	-	2	800
Total	-	$-	6	$1,069

Other TDRs:
Retail consumer:
One to four family	16	$1,185	-	$-
Home equity lines of credit	7	77	-	-
Construction and land/lots	5	176	-	-
Commercial:
Commercial real estate	-	-	1	443
Construction and development	-	-	2	-
Total	28	$1,438	3	$443
Total	32	$3,812	11	$1,595

	Six Months Ended		Six Months Ended
	December 31, 2012 (Unaudited)		December 31, 2011 (Unaudited)
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Below market interest rate:
Retail consumer:
One to four family	4	$2,374	2	$83
Commercial:	-	-	-	-
Total	4	$2,374	2	$83

Extended payment terms:
Retail consumer:
One to four family	-	$-	10	$841
Commercial:
Commercial real estate	-	-	2	800
Construction and development	-	-	2	347
Commercial and industrial	-	-	1	-
Total	-	$-	15	$1,988

Other TDRs:
Retail consumer:
One to four family	17	$1,187	1	$61
Home equity lines of credit	7	77	-	-
Construction and land/lots	5	176	-	-
Commercial:
Commercial real estate	-	-	1	443
Commercial and industrial	-	-	2	-
Total	29	$1,440	4	$504
Total	33	$3,814	21	$2,575

Loans that were modified as TDRs within the previous 12 months for which there was a payment default during the three and six months ended December 31, 2012 increased by 23 loans or $1.3 million due to the addition of loans where the borrower’s obligation to the Company has been discharged in bankruptcy, per regulatory guidance.  Other TDRs include TDRs that have a below market interest rate and extended payment terms.  The Company does not typically forgive principal when restructuring troubled debt.

In the determination of the allowance for loan losses, management considers TDRs for all loan classes, and the subsequent nonperformance in accordance with their modified terms, by measuring impairment on a loan-by-loan basis based on either the value of the loan’s expected future cash flows discounted at the loan’s original effective interest rate or on the collateral value, net of the estimated costs of disposal, if the loan is collateral dependent.

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

Compensation expense related to the ESOP for the three months and six months ended December 31, 2012 was $175 and $340, respectively.  Shares held by the ESOP include the following:

December 31,
2012
Unallocated ESOP shares	1,031,550
ESOP shares committed to be released	26,450
Total ESOP shares	1,058,000
Fair value of unallocated ESOP shares	$13,936

5.	Commitments and Contingencies

Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements.  At December 31, 2012 and June 30, 2012, respectively, loan commitments (excluding $16,973 (unaudited) and $14,960 of undisbursed portions of construction loans) totaled $26,755 (unaudited) and $44,736 of which $4,061 (unaudited) and $5,322 were variable rate commitments and $22,694 (unaudited) and $39,413 were fixed rate commitments.  The fixed rate loans had interest rates ranging from 2.50% (unaudited) to 7.75% (unaudited) at December 31, 2012 and 3.59% to 5.75% at June 30, 2012, and terms ranging from 6 to 30 years.  Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $149,858 (unaudited) and $154,283.  These amounts represent the Company’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers.  The Company has freestanding derivative instruments consisting of commitments to originate fixed rate conforming loans and commitments to sell fixed rate conforming loans.  The fair value of these commitments was not material at December 31, 2012 (unaudited) or June 30, 2012.

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

Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System.  The daily average calculated cash reserve required as of December 31, 2012 and June 30, 2012 was $943 (unaudited), and $1,466, respectively, which was satisfied by vault cash and balances held at the Federal Reserve.

Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so.  The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary.  Total commitments under standby letters of credit as of December 31, 2012 and June 30, 2012 were $252 (unaudited) and $75.  There was no liability recorded for these letters of credit at December 31, 2012 or June 30, 2012.

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

Investment Securities Available for Sale
Securities available for sale are valued on a recurring basis at quoted market prices where available.  If quoted market prices are not available, fair values are based on quoted prices of comparable securities.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or U.S. Treasury securities that are traded by dealers or brokers in active over

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities and debentures issued by government sponsored enterprises, municipal bonds, and corporate debt securities.

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

At December 31, 2012 and June 30, 2012, most of the total impaired loans were evaluated based on the fair value of the collateral.  For these collateral dependent impaired loans, the Company obtains updated appraisals at least annually.  These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary.  As part of the quarterly review of impaired loans, the Company reviews these appraisals to determine if any additional discounts to the fair value are necessary.  If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals.  Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification in the fair value hierarchy.  The Company records all impaired loans with an allowance as nonrecurring Level 3.

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

The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	December 31, 2012 (Unaudited)
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$6,004	$-	$6,004	$-
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	22,973	-	22,973	-
Total	$28,977	$-	$28,977	$-

	June 30, 2012
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$6,102	$-	$6,102	$-
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	25,233	-	25,233	-
Total	$31,335	$-	$31,335	$-

The following table presents financial assets measured at fair value on a non-recurring basis during the periods indicated:

	Six Months Ended December 31, 2012 (Unaudited)
Description	Total	Level 1	Level 2	Level 3
Impaired Loans	$7,572	$-	$-	$7,572
Other real estate owned	1,921	-	-	1,921
Total	$9,493	$-	$-	$9,493

	Year Ended June 30, 2012
Description	Total	Level 1	Level 2	Level 3
Impaired Loans	$30,585	$-	$-	$30,585
Other real estate owned	12,093	-	-	12,093
Total	$42,678	$-	$-	$42,678

Quantitative information about Level 3 fair value measurements during the period ended December 31, 2012 is shown in the table below:

	Fair Value at
	December 31,	Valuation	Unobservable
	2012	Techniques	Input	Range
Nonrecurring measurements:
Impaired loans, net	$7,572	Discounted Appraisals	Collateral discounts	5% - 40%
Other real estate owned	1,921	Discounted Appraisals	Collateral discounts	10% - 15%

The stated carrying value and estimated fair value amounts of financial instruments as of December 31, 2012 and June 30, 2012, are summarized below:

	December 31, 2012 (Unaudited)
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$116,750	$116,750	$116,750	$-	$-
Certificates of deposit in other banks	124,914	124,914	-	124,914	-
Securities available for sale	28,977	28,977	-	28,977	-
Loans, net	1,147,121	1,109,913	-	1,057,072	52,841
Loans held for sale	11,728	11,904	-	11,904	-
Federal Home Loan Bank stock	2,368	2,368	2,368	-	-
Accrued interest receivable	5,693	5,693	-	5,693	-
Noninterest-bearing and NOW deposits	246,345	246,345	-	246,345	-
Money market accounts	261,885	261,885	-	261,885	-
Savings accounts	78,734	78,734	-	78,734	-
Certificates of deposit	562,282	567,713	-	567,713	-
Other borrowings	7,167	7,167	-	7,167	-
Accrued interest payable	49	49	-	49	-

	June 30, 2012
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$224,801	$224,801	$224,801	$-	$-
Certificates of deposit in other banks	108,010	108,010	-	108,010	-
Securities available for sale	31,335	31,335	-	31,335	-
Loans, net	1,204,732	1,155,429	-	1,105,974	49,455
Loans held for sale	10,787	10,949	-	10,949	-
Federal Home Loan Bank stock	6,300	6,300	6,300	-	-
Accrued interest receivable	6,008	6,008	-	6,008	-
Noninterest-bearing and NOW deposits	230,683	230,683	-	230,683	-
Money market accounts	257,865	257,865	-	257,865	-
Savings accounts	347,669	347,669	-	347,669	-
Certificates of deposit	629,958	634,379	-	634,379	-
Other borrowings	22,265	24,998	-	24,998	-
Accrued interest payable	242	242	-	242	-

The Company had off-balance sheet financial commitments, which include approximately $193,586 (unaudited) and $213,979 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at December 31, 2012 and June 30, 2012 (see Note 5).  Since these commitments are based on current rates, the carrying amount approximates the fair value.

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

Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of December 31, 2012 and June 30, 2012.  The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.

Other borrowings – The fair value of advances from the Federal Home Loan Bank is estimated based on current rates for borrowings with similar terms.  Fair values for retail repurchase agreements are the amounts payable as of December 31, 2012 and June 30, 2012.

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

Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:  the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Office of the Comptroller of the Currency (“OCC”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; increases in premiums for deposit insurance; management’s assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially new costs associated with our operation as a public company; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets;  inability of key third-party providers to perform their obligations to us; statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”); changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission, including our 2012 Form 10-K.

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

Weak economic conditions and ongoing strains in the financial and housing markets which accelerated in 2008 and have generally continued through the present have created an unusually challenging environment for banks and their holding companies, including us.  This has been particularly evident in our need to provide for credit losses during these periods at significantly higher levels than our historical experience and has also adversely affected our net interest income and other operating revenues and expenses.  Our provision for loan losses reflects material levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for the acquisition and development of land for residential properties.  For most of the past four years, housing markets remained weak in many of our primary market areas, resulting in elevated levels of delinquencies and non-performing assets, deterioration in property values, particularly for residential land and building lots, and the need to provide for realized and anticipated losses.  Recently, however, during the six months ended December 31, 2012, our provision for loan losses has decreased due to lower net loan charge-offs, decreasing net loans receivable, and stabilizing real estate values.  As a result of these factors, for the three and six months ended December 31, 2012 we had net income of $2.3 and $3.4 million, respectively, as compared to net income of $843,000 and $1.1 million for the three and six months ended December 31, 2011.

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

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period, although we have not done so to date. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Business Combinations.  We use the acquisition method of accounting for all business combinations.  The acquisition method of accounting requires us as acquirer to recognize the fair value of assets acquired and liabilities assumed at the acquisition date as well as recognize goodwill or a gain from a bargain purchase, if appropriate.  In addition, prior to our Conversion, we recognized the fair value of the acquired institution’s equity as a separate component to equity capital on the balance sheet as required for business combinations of mutual institutions.  Any acquisition-related costs and restructuring costs are recognized as period expenses as incurred.

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

Comparison of Financial Condition at December 31, 2012 and June 30, 2012

Assets.  Total assets decreased $133.2 million to $1.59 billion at December 31, 2012 from $1.72 billion at June 30, 2012 primarily due to the refunding of $76.0 million in funds held on deposit for orders to purchase shares of the Company’s common stock in the Conversion.

   Cash and cash equivalents.  Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of Richmond, decreased $108.1 million, or 48.1%, to $116.8 million at December 31, 2012 from $224.8 million at June 30, 2012.  The decrease was primarily attributable to the refunding of excess orders to purchase shares of the Company's common stock upon completion of the Conversion and an increase in certificates of deposit in other banks.  As a part of the Company's liquidity strategy, the Company invests a portion of its excess cash in certificates of deposit in other banks which have a higher yield than cash held in interest-earning accounts in order to maximize earnings.  All of the certificates of deposit in other banks are fully insured under the FDIC.  At December 31, 2012, certificates of deposits in other banks totaled $124.9 million compared to $108.0 million at June 30, 2012.  The Company has been maintaining a higher liquidity position consistent with the Company's strategy of managing credit and liquidity risk.

Loans.  Net loans decreased $46.8 million, or 3.9%, to $1.15 billion at December 31, 2012 compared to $1.19 billion at June 30, 2012 as new loan originations during the quarter were offset by normal loan repayments, charge-offs and foreclosures . The decrease in net loans was primarily due to a $15.0 million decrease in one-to four-family loans, a $9.2 million decrease in commercial real estate loans, and an $8.8 million decrease in commercial construction and development loans since June 30, 2012. We also continued to reduce our exposure to weaker credits as we aggressively managed problem assets. All other categories of loans also decreased during the last six months, as demand for new loans from creditworthy borrowers was weak and utilization of existing credit lines was low despite the modest recovery in the general economy. Total loan originations increased $21.3 million, or 10.3%, to $228.7 million during the six months ended December 31, 2012 compared to $207.3 million during the six months ended December 31, 2011.

Allowance for loan losses.  Our allowance for loan losses at December 31, 2012 was $34.2 million or 2.89% of total loans, compared to $35.1 million or 2.85% of total loans at June 30, 2012.  We recorded net loan charge-offs of $1.9 million and $2.7 million for the three and six months ended December 31, 2012, respectively, as compared to $7.5 million and $22.5 million, respectively, for the same periods last year. Net loan charge-offs as a percentage of average loans also decreased significantly to 0.64% and 0.43% for the three and six months ended December 31, 2012, respectively, from 2.30% and 3.41%, respectively, for the three and six months ended December 31, 2011. Non-performing loans increased to $72.4 million at December 31, 2012 from $64.2 million at June 30, 2012 due primarily to three commercial real estate loans totaling $7.0 million, including a previously classified $3.4 million commercial real estate loan which became non-performing during the three months ended December 31, 2012.  Non-performing loans to total loans increased to 6.11% at December 31, 2012 from 5.21% at June 30, 2012. At December 31, 2012, $35.2 million or 48.7% of total non-accruing loans were current on their loan payments.

    The ratio of classified assets to total assets increased to 8.04% at December 31, 2012 from 7.75% at June 30, 2012. Classified assets totaled $127.6 million at December 31, 2012, compared to $133.4 million at June 30, 2012.

Investments.  Securities available for sale decreased $2.4 million, to $29.0 million at December 31, 2012 compared to $31.3 million at June 30, 2012.  FHLB stock decreased $3.9 million due to redemptions by the FHLB during the period.

Real estate owned.  REO decreased $3.4 million, to $12.7 million at December 31, 2012.  The total balance of REO included $5.6 million in land, construction and development projects (both residential and commercial), $2.0 million in commercial real estate and $5.1 million in single-family homes at December 31, 2012.  During the six months ended December 31, 2012, we transferred $4.0 million of loans into REO, disposed of $7.0 million of properties and recognized a net loss of $615,000 on sales and valuation adjustments.

Deposits.  Deposits decreased $316.9 million to $1.15 billion at December 31, 2012, primarily due to the withdrawal of $264.2 million in funds held on deposit at June 30, 2012 for orders to purchase shares of the Company’s common stock. In addition, certificates of deposit decreased $67.6 million during the six month period as a result of the managed decline of higher rate certificates of deposit, consistent with the Company’s strategy to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.

Borrowings.  Borrowings, including FHLB advances and retail repurchase agreements, decreased 67.8% to $7.2 million at December 31, 2012 from $22.3 million at June 30, 2012.  FHLB advances decreased $15.0 million, to none at December 31, 2012 as all outstanding FHLB advances were repaid. We recognized a $3.1 million prepayment penalty, included in noninterest expense, as a result of these prepayments. Other borrowings at December 31, 2012 decreased $17,000 to $7.2 million and consisted of retail repurchase agreements that are primarily related to customer cash management accounts.

Equity.  Total equity at December 31, 2012 increased to $373.9 million.  The increase in equity reflected a $208.2 million increase in common stock and additional paid in capital due to the consummation of the Conversion on July 10, 2012, net income of $3.4 million and a $32,000 increase in accumulated other comprehensive income recognized for the six months ended December 31, 2012.

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

	For the Three Months Ended December 31,
	2012			2011
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid(2)	Rate(2)	Outstanding	Paid(2)	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$1,215,968	$15,830	5.21%	$1,309,618	$17,507	5.35%
Deposits in other financial
institutions	209,136	371	0.71%	127,988	507	1.58%
Investment securities	29,639	80	1.08%	36,231	73	0.81%
Other	22,757	50	0.88%	8,165	19	0.93%
Total interest-earning assets	1,477,500	16,331	4.42%	1,482,002	18,106	4.89%

Interest-bearing liabilities:
Interest-bearing checking accounts	180,008	52	0.12%	162,829	83	0.20%
Money market accounts	263,009	244	0.37%	252,887	377	0.60%
Savings accounts	77,869	48	0.25%	75,129	96	0.51%
Certificate accounts	571,056	1,473	1.03%	730,822	2,195	1.20%
Borrowings	13,062	87	2.66%	85,442	378	1.77%
Total interest-bearing liabilities…….	1,105,004	1,904	0.69%	1,307,109	3,129	0.96%

Net earning assets	$372,496			$174,893

Average interest-earning assets to
average interest-bearing liabilities	133.71%			113.38%

Tax-equivalent:
Net interest income		$14,427			$14,977
Interest rate spread			3.73%			3.93%
Net interest margin (3)			3.91%			4.04%

Non-tax-equivalent:
Net interest income		$13,577			$14,119
Interest rate spread			3.50%			3.70%
Net interest margin (3)			3.68%			3.81%

___________________
(1) The average loans receivable, net balances include loans held for sale and non-accruing loans.
(2)  Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $850,000 and $858,000 for the three months ended December 31, 2012 and 2011, respectively, calculated based on a federal tax rate of 34%.
(3) Net interest income divided by average interest-earning assets.

	For the Six Months Ended December 31,
	2012			2011
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid(2)	Rate(2)	Outstanding	Paid(2)	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$1,226,693	$31,881	5.20%	$1,318,257	$35,277	5.35%
Deposits in other financial
institutions	219,277	751	0.68%	133,431	669	1.00%
Investment securities	30,438	177	1.16%	42,897	197	0.92%
Other	19,202	85	0.89%	8,734	37	0.85%
Total interest-earning assets	1,495,610	32,894	4.40%	1,503,319	36,180	4.81%

Interest-bearing liabilities:
Interest-bearing checking accounts	175,472	109	0.12%	158,949	161	0.20%
Money market accounts	260,495	489	0.38%	251,810	791	0.63%
Savings accounts	99,803	118	0.24%	75,709	195	0.52%
Certificate accounts	584,992	3,121	1.07%	739,490	4,592	1.24%
Borrowings	17,372	276	3.18%	92,423	769	1.66%
Total interest-bearing liabilities	1,138,134	4,113	0.72%	1,318,381	6,508	0.99%

Net earning assets	$357,476			$184,938

Average interest-earning assets to
average interest-bearing liabilities	131.41%			114.03%

Tax-equivalent:
Net interest income		$28,781			$29,672
Interest rate spread			3.68%			3.82%
Net interest margin (3)			3.85%			3.95%

Non-tax-equivalent:
Net interest income		$27,096			$27,947
Interest rate spread			3.45%			3.60%
Net interest margin (3)			3.62%			3.72%

___________________
(1) The average loans receivable, net balances include loans held for sale and non-accruing loans.
(2)  Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $1.7 million for both six months ended December 31, 2012 and 2011, respectively, calculated based on a federal tax rate of 34%.
(3) Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended December 31, 2012
	Compared to
	Three Months Ended December 31, 2011
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
Interest-earning assets:
Loans receivable	$(1,252)	$(425)	$(1,677)
Deposits in other financial institutions	321	(457)	(136)
Investment securities	(13)	20	7
Other	34	(3)	31

Total interest-earning assets	$(910)	$(865)	$(1,775)

Interest-bearing liabilities:
Interest-bearing checking accounts	$9	$(40)	$(31)
Money market accounts	15	(148)	(133)
Savings accounts	4	(52)	(48)
Certificate accounts	(480)	(242)	(722)
Borrowings	(320)	29	(291)

Total interest-bearing liabilities	$(772)	$(453)	$(1,225)

Net decrease in tax equivalent interest income	$(138)	$(412)	$(550)

	Six Months Ended December 31, 2012
	Compared to
	Six Months Ended December 31, 2011
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
Interest-earning assets:
Loans receivable	$(2,450)	$(945)	$(3,395)
Deposits in other financial institutions	430	(348)	82
Investment securities	(57)	36	(21)
Other	44	4	48

Total interest-earning assets	$(2,033)	$(1,253)	$(3,286)

Interest-bearing liabilities:
Interest-bearing checking accounts	$17	$(69)	$(52)
Money market accounts	27	(329)	(302)
Savings accounts	62	(139)	(77)
Certificate accounts	(959)	(512)	(1,471)
Borrowings	(624)	131	(493)

Total interest-bearing liabilities	$(1,477)	$(918)	$(2,395)

Net decrease in tax equivalent interest income	$(556)	$(335)	$(891)

Comparison of Results of Operation for the Three Months Ended December 31, 2012 and 2011

General.  During the three months ended December 31, 2012, we had net income of $2.3 million as compared to net income of $843,000 for the three months ended December 31, 2011. This increase was primarily as a result of the $3.5 million decrease in the provision for losses on loans over the same period of the prior fiscal year.

Net Interest Income.  Net interest income before provision for loan losses decreased by $542,000, or 3.8%, to $13.6 million for the three months ended December 31, 2012, compared to $14.1 million for the same three month period during the last fiscal year, as a result of decreases in average interest-earning assets and net interest margin. The net interest margin (on a fully taxable-equivalent basis) of 3.91% for the three months ended December 31, 2012 was 13 basis points lower than the same period in the prior fiscal year, primarily due to a 47 basis point decrease in the yield on interest-earning (on a fully taxable-equivalent basis) assets to 4.42%, partially offset by a 27 basis point decrease in the rate paid on interest-bearing liabilities to 0.69%. The decline in the yield on interest-earning assets was primarily due to the investment of the proceeds from the Conversion at currently low market rates.  Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans' contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors.  As of December 31, 2012, our loans with interest rate floors totaled approximately $451.4 million and had a weighted average floor rate of 4.64% of which $173.0 million or 38.3% had yields that would begin floating again once the prime rate increases at least 200 basis points.

Interest Income.  Interest income for the three months ended December 31, 2012 was $15.5 million, compared to $17.2 million for the three months ended December 31, 2011, a decrease of $1.8 million or 10.2%.  The decrease in interest income occurred primarily as a result of the $4.5 million decline in average interest-earning assets coupled with a 47 basis point decrease in the tax-equivalent yield on average interest-earning assets. Interest income on loans decreased by $1.7 million or 10.0% to $15.0 million for the three months ended December 31, 2012 from $16.6 million for the three months ended December 31, 2011, reflecting the decline in the average loans receivable balance and the impact of a 14 basis point decrease in the average tax-equivalent yield on loans.  Average loans receivable decreased $93.7 million, or 7.2%, to $1.22 billion in the second quarter of fiscal 2013 from $1.31 billion for the same quarter of fiscal 2012. The decrease in average tax-equivalent loan yields reflects the continuing very low level of market interest rates, the maturity or repayment of higher yielding loans, and downward repricing of adjustable rate loans to current market rates. The average tax-equivalent yield on loans was 5.21% for the three months ended December 31, 2012, compared to 5.35% for the same three month period one year earlier.

    The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $89.1 million or 51.7% to $261.5 million for the three months ended December 31, 2012, while the interest and dividend income from those investments decreased by $98,000 compared to the prior fiscal year.  The increase in average balance was primarily due to the investment of the proceeds from the Conversion at currently relatively low interest rates.

Interest Expense.  Interest expense for the three months ended December 31, 2012 was $1.9 million, compared to $3.1 million for the three months ended December 31, 2011, a decrease of $1.2 million, or 39.1%.  The decrease in interest expense occurred as a result of a $202.1 million decrease in average interest-bearing liabilities and a 27 basis point decrease in the average cost of interest-bearing liabilities to 0.69% for the three months ended December 31, 2012, from 0.96% for the same period one year earlier.  These decreases reflect repayments upon scheduled maturity and the prepayment of higher rate longer term FHLB advances as well as the managed decline in certificates of deposit as our pricing decreases were designed to allow higher rate certificates of deposit to run off.

Deposit interest expense decreased $934,000, or 34.0%, to $1.8 million for the three months ended December 31, 2012 compared to $2.8 million for the same three month period in the prior fiscal year primarily as a result of a $159.8 million decrease in the average balance of certificates of deposit and a 17 basis point decrease in the cost of these deposits.  Average borrowings decreased to $13.1 million for the three months ended December 31, 2012, from $85.4 million for the three months ended December 31, 2011, while the average rate paid on borrowings increased to 2.66% in the current three month period from 1.77% for the three months ended December 31, 2011. This increase in the average rate paid on borrowings was primarily a result of the repayment of $75.0 million in lower-rate, short-term advances during the past year. While we do not anticipate further significant reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further downward repricing opportunities and competitive pricing has been reduced in response to modest loan demand in the current economic environment.

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

    During the three months ended December 31, 2012, the provision for loan losses was $300,000, compared to $3.8 million for the three months ended December 31, 2011. The decrease in the provision for loan losses was due to the combination of significantly lower net loan charge-offs and lower average loan balances compared to the same period during the prior fiscal year.

In addition, the commercial loan segment provision for loan losses decreased for the three months ended December 31, 2012 due primarily to decreases in higher risk commercial construction and development loans. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

    The allowance for loan losses at December 31, 2012 primarily reflected the continued elevated level of delinquent, non-performing and classified loans, charge-offs as well as declines in real estate values as compared to historical levels. It also reflected our continued concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These concerns have remained elevated over the past four years as price declines for housing and related lot and land markets have occurred.  Aside from housing-related construction and development loans, non-performing loans generally reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity has also become a significant contributing factor to more recent late-cycle defaults in other non-housing-related segments of the portfolio which also factored into our provision calculation.  The recent recession caused our market areas to experience a decline in tourism and a reduced influx of retirees from other parts of the country.  In addition, the recent recession has also resulted in increased job losses in the manufacturing services sector.  Our commercial loans, in particular construction and development loans, exposed us to losses as the economy worsened.  The adverse effects of the weak economy, although delayed in impacting our market areas, has resulted in higher net charge-offs and nonperforming loans since fiscal 2009, as businesses and developers in our market areas were adversely effected and second home buyers defaulted on their mortgages at a higher than historical rate.

Non-performing loans decreased to $72.4 million at December 31, 2012 from $78.8 million at December 31, 2011. Delinquent loans declined to $44.9 million at December 31, 2012, from $62.4 million at December 31, 2011.

    We recorded net charge-offs of $1.9 for the three months ended December 31, 2012, compared to $7.5 million for the same period in the prior fiscal year. A comparison of the allowance at December 31, 2012 and 2011 reflects a decrease of $2.6 million to $34.2 million at December 31, 2012, from $36.8 million at December 31, 2011.  The allowance as a percentage of total loans increased to 2.89% at December 31, 2012, compared to 2.86% at December 31, 2011.  The allowance as a percentage of non-performing loans increased to 47.31% at December 31, 2012, compared to 46.69% at December 31, 2011. At December 31, 2012, $35.2 million or 48.7% of total non- accruing loans were current on their loan payments, of which $14.8 million were TDRs.

As of December 31, 2012, we had identified $102.4 million of impaired loans.  Our impaired loans are comprised of loans on nonaccrual and TDRs that are performing under their restructured terms.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools.  For more information on these impaired loans, see Note 3 of the Notes to Consolidated Financial Statements under Item 1 of this report.

We believe that the allowance for loan losses as of December 31, 2012 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income.  Noninterest income was $2.9 million for the three months ended December 31, 2012, compared to $2.1 million for the same three month period in the prior fiscal year.  Mortgage banking income and fees increased $501,000 for the three months ended December 31, 2012 as proceeds from loans held for sale increased to $71.8 million from $49.7 million for the three months ended December 31, 2012 and 2011, respectively.  Mortgage banking loan origination volume remains favorable from a historical perspective as a result of continuing loan refinancing due to very low mortgage interest rates. Other noninterest income net increased $309,000 for the three months ended December 31, 2012 as compared to the same period last year primarily due to income from additional bank-owned life insurance purchased in the past 12 months.

Noninterest Expense.  Noninterest expense for the three months ended December 31, 2012 increased $1.8 million or 15.3% to $13.4 million compared to $11.6 million for the three months ended December 31, 2011.  This increase was primarily related to $1.5 million in prepayment penalties on FHLB borrowings repaid during the second fiscal quarter of 2013 and a $1.1 million, or 21.2%, increase in salaries and employee benefits as compared to the same period in the prior fiscal year. Salaries and employee benefits increased as a direct result of hiring an additional 40 full time employees (primarily in mortgage banking, credit administration, and regulatory compliance) coupled with additional expense related to the Company’s new ESOP. Noninterest expenses as a percentage of average assets increased to 3.35% for the three months ended December 31, 2012, as compared to 2.93% for the same period one year earlier.

Income Taxes.  For the three months ended December 31, 2012, we recorded an income tax expense of $481,000 compared to a benefit of $83,000 for the three months ended December 31, 2011. This increase was primarily due to higher pretax income. At December 31, 2012 and December 31, 2011, our deferred tax asset valuation allowance was $2.5 million and $2.8 million, respectively, reducing our net deferred tax asset at these dates to $48.7 million and $48.6 million, respectively.  Given the positive trend in net income during the three months ended December 31, 2012, management has noted no events that would change the conclusions reached at June 30, 2012 that the recorded deferred tax asset is realizable.

Comparison of Results of Operation for the Six Months Ended December 31, 2012 and 2011

General.  During the six months ended December 31, 2012, we had net income of $3.4 million as compared to net income of $1.1 million for the six months ended December 31, 2011. This increase was primarily as a result of the $7.3 million decrease in the provision for losses on loans over the same period of the prior fiscal year.

Net Interest Income.  Net interest income was $27.1 million for the six months ended December 31, 2012 compared to $27.9 million for the six months ended December 31, 2011. Net interest income decreased $851,000, or 3.0%, compared to the same period in the prior year as declines in interest income on loans of $3.4 million outpaced a decrease in deposit and other borrowing costs of $2.4 million. Net interest margin (on a fully taxable-equivalent basis) for the six months ended December 31, 2012 decreased 10 basis points to 3.85% over the same period last year, primarily due to a 41 basis point decline in the yield on interest-earning assets (on a fully taxable-equivalent basis) to 4.40%, partially offset by a 27 basis point decline in the rate paid on interest-bearing liabilities to 0.72%. The decline in the yield on interest-earning assets during the six months ended December 31, 2012 was primarily due to significant increases in interest-earning deposits as a result of the investment of the proceeds from our Conversion at relatively low interest rates.

Interest Income.  Interest income for the six months ended December 31, 2012 was $31.2 million, compared to $34.5 million for the six months ended December 31, 2011, a decrease of $3.2 million or 9.4%.  The decrease in interest income occurred primarily as a result of the $7.7 million decline in average interest-earning assets coupled with a 41 basis point decrease in the tax-equivalent yield on average interest-earning assets. Interest income on loans decreased by $3.4 million or 10.0% to $30.2 million for the six months ended December 31, 2012 from $33.6 million for the six months ended December 31, 2011, reflecting the decline in the average loans receivable balance and the impact of a 15 basis point decrease in the average tax-equivalent yield on loans.  Average loans receivable decreased $91.6 million, or 6.9%, to $1.23 billion for the six months ended December 31, 2012 from $1.32 billion for the same quarter of fiscal 2012. The decrease in average tax-equivalent loan yields reflects the continuing very low level of market interest rates, the maturity or repayment of higher yielding loans, and downward repricing of adjustable rate loans to current market rates. The average tax-equivalent yield on loans was 5.20% for the six months ended December 31, 2012, compared to 5.35% for the same six month period one year earlier.

    The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $83.9 million or 45.3% to $268.9 million for the six months ended December 31, 2012, while the interest and dividend income from those investments increased by $110,000 compared to the prior fiscal year.  The increase in average balance was primarily due to the investment of the proceeds from our Conversion at currently relatively low rates.

Interest Expense.  Interest expense for the six months ended December 31, 2012 was $4.1 million, compared to $6.5 million for the six months ended December 31, 2011, a decrease of $2.4 million, or 36.8%.  The decrease in interest expense occurred as a result of a $180.2 million decrease in average interest-bearing liabilities and a 27 basis point decrease in the average cost of interest-bearing liabilities to 0.72% for the six months ended December 31, 2012, from 0.99% for the same period one year earlier.  These decreases reflect repayments upon scheduled maturity and the prepayment of higher rate longer term FHLB, as well as, a managed decline in certificates of deposit as our pricing decreases were designed to allow higher rate certificates of deposit to run off.

Deposit interest expense decreased $1.9 million, or 33.1%, to $3.8 million for the six months ended December 31, 2012 compared to $5.7 million for the same six month period in the prior fiscal year primarily as a result of a $154.5 million decrease in the average balance of certificates of deposit and a 17 basis point decrease in the cost of these deposits.  Average borrowings decreased to $17.4 million for the six months ended December 31, 2012, from $92.4 million for the six months ended December 31, 2011, while the average rate paid on borrowings increased to 3.18% in the current six month period from 1.66% for the six months ended December 31, 2011. This increase in the average rate paid on borrowings was primarily a result of the repayment of $75.0 million in lower-rate, short-term advances during the past year.

Provision for Loan Losses.  During the six months ended December 31, 2012, the provision for loan losses was $1.8 million, compared to $9.1 million for the six months ended December 31, 2011.  The decrease in the provision was primarily due to significantly lower net loan charge-offs, which decreased $19.8 million, or 88.2%, to $2.7 million during the first six month period of fiscal 2013 compared to $22.5 million for the same period in the prior fiscal year. In addition, the commercial loan segment provision for loan losses decreased for the six months ended December 31, 2012 due primarily to decreases in higher risk commercial construction and development loans. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

Noninterest Income.  Noninterest income was $5.2 million for the six months ended December 31, 2012, compared to $3.7 million for the same six month period in the prior fiscal year.  Mortgage banking income increased $1.0 million for the six months ended December 31, 2012 as proceeds from loans held for sale increased to $128.4 million from $77.3 million for the six months ended December 31, 2012 and 2011, respectively.  Mortgage banking loan origination volume remains favorable from a historical perspective as a result of continuing loan refinancing due to very low mortgage interest rates. Other noninterest income net increased $527,000 for the six months ended December 31, 2012 as compared to the same period last year primarily due to income from additional bank-owned life insurance purchased in the past 12 months.

Noninterest Expense.  Noninterest expense for the six months ended December 31, 2012 increased $5.1 million or 23.7% to $26.8 million compared to $21.6 million for the six months ended December 31, 2011.  This increase was primarily related to $3.1 million in prepayment penalties on FHLB borrowings repaid during the six month period and a $2.3 million, or 21.7%, increase in salaries and employee benefits as compared to the same period in the prior fiscal year. Salaries and employee benefits increased as a direct result of hiring an additional 40 full time employees (primarily in mortgage banking, credit administration, and regulatory compliance) coupled with additional expense related to the Company’s new ESOP. Noninterest expenses as a percentage of average assets increased to 3.31% for the six months ended December 31, 2012, as compared to 2.70% for the same period one year earlier.

Income Taxes.  For the six months ended December 31, 2012, we recorded an income tax expense of $298,000 compared to a benefit of $197,000 for the six months ended December 31, 2011. This increase was primarily due to higher pretax income. At December 31, 2012 and December 31, 2011, our deferred tax asset valuation allowance was $2.5 million and $2.8 million, respectively, reducing our net deferred tax asset to $48.7 million and $48.6 million, respectively.  Given the positive trend in net income during the six months ended December 31, 2012, management has noted no events that would change the conclusions reached at June 30, 2012 that the recorded deferred tax asset is realizable.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business.  We rely on a number of different sources in order to meet our potential liquidity demands.  The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements.  As of December 31, 2012, HomeTrust Bank had an additional borrowing capacity of $334.4 million with the Federal Home Loan Bank of Atlanta, a $162.1 million line of credit with the Federal Reserve Bank of Richmond and a $5.0 million line of credit with another unaffiliated bank.  At December 31, 2012, we had no Federal Home Loan Bank advances outstanding and nothing outstanding under our other lines of credit.  Additionally, HomeTrust Bank has classified its securities portfolio as available for sale, providing an additional source of liquidity.  Management believes that our security portfolio is of high quality and the securities would therefore be marketable.  In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.  From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors.  At December 31, 2012 brokered deposits totaled $19.5 million or 1.7% of total deposits.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.  We use our sources of funds primarily to meet  our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At December 31, 2012, the total approved loan commitments and unused lines of credit outstanding amounted to $43.7 million and $149.9 million, respectively, as compared to $59.7 million and $154.3 million, respectively, as of June 30, 2012.  Certificates of deposit scheduled to mature in one year or less at December 31, 2012, totaled $388.6 million, including $9.3 million of brokered certificates of deposit. It is management's policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

During the six months ended December 31, 2012, cash and cash equivalents decreased $108.1 million, or 48.1%, from $224.8 million as of June 30, 2012 to $116.8 million as of December 31, 2012 primarily due to the refunding of $76.0 million in funds held on deposit for orders to purchase shares of the Company’s common stock in its recent oversubscribed. Cash used for financing activities of $137.5 million was partially offset by cash provided by operating activities of $8.2 million and by investing activities of $21.2 million.  Primary sources of cash for the six months ended December 31, 2012 included proceeds from the Conversion of $208.2 million, a net decrease in portfolio loans of $42.6 million, and proceeds from the sale of real estate owned of $5.8 million.  Primary uses of cash during the period included a $316.9 million decrease in net deposits and the purchase of certificates of deposit in other banks, net of maturities, of $16.9 million. The decrease in net deposits was primarily due to the reduction of $264.2 million in funds held on deposit at June 30, 2012 for orders to purchase shares of the Company’s common stock.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the three months or six months ended December 31, 2012, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at December 31, 2012, is as follows (in thousands):

Commitments to make loans	$43.7
Unused lines of credit	149.9
Total loan commitments	$193.6

Capital Resources

At December 31, 2012, equity totaled $373.9 million.  Management monitors the capital levels of the Company to provide for current and future business opportunities and to ensure HomeTrust Bank meets regulatory guidelines for “well-capitalized” institutions.  HomeTrust Bank is subject to minimum capital requirements imposed by the OCC.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on HomeTrust Bank’s financial statements. As of December 31, 2012, HomeTrust Bank was “well capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” HomeTrust Bank must maintain the minimum capital ratios set forth in the table below.

HomeTrust Bank’s actual and required minimum capital amounts and ratios to be categorized “adequately” and “well capitalized” are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(unaudited)
As of December 31, 2012:
Tier I Capital (to Total Adjusted Assets)	$220,149	14.73%	$59,797	4.00%	$74,746	5.00%
Tier I Capital (to Risk-weighted Assets)	$220,149	20.70%	$42,540	4.00%	$63,810	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$233,705	21.98%	$85,080	8.00%	$106,350	10.00%

As of June 30, 2012:
Tier I Capital (to Total Adjusted Assets)	$122,273	7.32%	$66,801	4.00%	$83,502	5.00%
Tier I Capital (to Risk-weighted Assets)	$122,273	11.18%	$43,756	4.00%	$65,634	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$136,216	12.45%	$87,512	8.00%	$109,390	10.00%

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

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2012, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of December 31, 2012, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    The Company believes that the lawsuit is without merit and intends to defend itself vigorously, however, there can be no assurance that the Company will successfully defend or resolve this litigation matter. Based on the information available to the Company’s litigation counsel at this time, they believe that the claims in this case are legally and factually without merit.  Because this lawsuit is still in discovery, such counsel is unable to give an opinion at this time as to the likely outcome. Management, after review with its legal counsel, is of the opinion that this litigation should not have a material effect on the Company’s financial position or results of operations, although new developments could result in management modifying its assessment.

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

HomeTrust Bancshares, Inc.

Date: February 14, 2013	By:	/s/ F. Edward Broadwell
F. Edward Broadwell
Chairman and Chief Executive Officer
(Duly Authorized Officer)

Date: February 14, 2013	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Charter of HomeTrust Bancshares, Inc.	*
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.’s Junior Participating Preferred Stock, Series A	**
3.3	Bylaws of HomeTrust Bancshares, Inc.	***
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Registrar and Transfer Company, as Rights Agent	**
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	*
10.2	Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	*
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon, Howard L. Sellinger and Charles I. Abbitt, Jr.	*
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	****
10.5	Employment Agreement between HomeTrust Bank and Sidney A.Biesecker	*
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	*
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	*
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	*
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	*
10.7C	SERP Joinder Agreement for Tony J. VunCannon	*
10.7D	SERP Joinder Agreement for Howard L. Sellinger	*
10.7E	SERP Joinder Agreement for Stan Allen	*
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	*
10.7G	SERP Joinder Agreement for Peggy C. Melville	*
10.7H	SERP Joinder Agreement for William T. Flynt	*
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	*****
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	*
10.8A	Director Emeritus Plan Joinder Agreement for Franklin V. Beam	*
10.8B	Director Emeritus Plan Joinder Agreement for William T. Flynt	*
10.8C	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	*
10.8D	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	*
10.8E	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	*
10.8F	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	*
10.8G	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	*
10.8H	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	*
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	*
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	*
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	*
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	****
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	******
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	*******
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	*******
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	*******
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	*******
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	*******
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.0
101	The following materials from HomeTrust Bancshares’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements. ********	101

*	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.
**	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).
***	Filed as an exhibit to HomeTrust Bancshares’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-35593).
****	Filed as an exhibit to HomeTrust Bancshares’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).
*****	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.
******	Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on December 5, 2012 (File No. 001-35593).
*******	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.
********
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.