Form 10-Q
period 2013-03-31
HomeTrust Bancshares, Inc.
filed 2013-05-14
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 20,824,900 shares of common stock, par value of $.01 per share, issued and outstanding as of May 9, 2013.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
 (Dollar amounts in thousands except per share data)

	(Unaudited)
	March 31,	June 30,
	2013	2012
Assets
Cash	$9,507	$13,909
Interest-bearing deposits	122,271	210,892
Cash and cash equivalents	131,778	224,801
Certificates of deposit in other banks	132,300	108,010
Securities available for sale, at fair value	27,851	31,335
Loans held for sale	8,997	10,787
Total loans, net of deferred loan fees and discount	1,171,584	1,229,045
Allowance for loan losses	(32,961)	(35,100)
Net loans	1,138,623	1,193,945
Premises and equipment, net	22,587	23,106
Federal Home Loan Bank stock, at cost	1,854	6,300
Accrued interest receivable	5,470	6,008
Real estate owned	13,441	16,130
Deferred income taxes	48,516	48,927
Other assets	64,784	50,707
Total Assets	$1,596,201	$1,720,056

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,166,374	$1,466,175
Other borrowings	-	22,265
Capital lease obligations	2,018	2,024
Other liabilities	55,453	57,107
Total liabilities	1,223,845	1,547,571
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or
outstanding	-	-
Common stock, $0.01 par value, 60,000,000 shares authorized, 20,785,783 shares
issued and outstanding at March 31, 2013; none at June 30, 2012	214	-
Additional paid in capital	235,184	31,367
Retained earnings	146,972	140,937
Unearned Employee Stock Ownership Plan (ESOP) shares	(10,183)	-
Accumulated other comprehensive income	169	181
Total stockholders’ equity	372,356	172,485
Total Liabilities and Stockholders’ Equity	$1,596,201	$1,720,056

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
 (Dollar amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Interest and Dividend Income
Loans	$14,208	$16,164	$44,403	$49,715
Securities available for sale	81	123	258	320
Certificates of deposit and other interest-bearing deposits	377	336	1,160	1,006
Federal Home Loan Bank stock	17	25	70	62
Total interest and dividend income	14,683	16,648	45,891	51,103

Interest Expense
Deposits	1,643	2,353	5,480	8,093
Other borrowings	4	388	280	1,156
Total interest expense	1,647	2,741	5,760	9,249

Net Interest Income	13,036	13,907	40,131	41,854
Provision for Loan Losses	500	4,500	2,300	13,600

Net Interest Income after Provision for Loan Losses	12,536	9,407	37,831	28,254

Noninterest Income
Service charges on deposit accounts	621	646	1,924	2,013
Mortgage banking income and fees	1,239	1,090	3,925	2,770
Gain on sale of premises and equipment	-	1,231	-	1,228
Other, net	767	941	1,975	1,622
Total other income	2,627	3,908	7,824	7,633

Noninterest Expense
Salaries and employee benefits	6,729	5,693	19,388	16,092
Net occupancy expense	1,397	1,220	4,012	3,594
Marketing and advertising	488	449	1,227	1,207
Telephone, postage, and supplies	468	357	1,283	1,049
Deposit insurance premiums	216	510	1,069	1,551
Computer services	594	497	1,748	1,318
Loss on sale and impairment of real estate owned	315	710	930	2,695
Federal Home Loan Bank advance prepayment penalty	-	-	3,069	-
Other	1,851	2,162	6,106	5,734
Total other expense	12,058	11,598	38,832	33,240

Income Before Income Taxes	3,105	1,717	6,823	2,647
Income Tax Expense (Benefit)	490	(299)	788	(496)

Net Income	$2,615	$2,016	$6,035	$3,143

Per Share Data:
Net income per common share:
Basic	$0.13	n/a	$0.30	n/a
Diluted	$0.13	n/a	$0.30	n/a
Average shares outstanding:
Basic	20,019,609	n/a	20,083,915	n/a
Diluted	20,036,875	n/a	20,089,586	n/a

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
 (Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net Income	$2,615	$2,016	$6,035	$3,143
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	$(67)	$(6)	$(18)	$136
Deferred income tax benefit (expense)	23	2	6	(46)
Total other comprehensive income (loss)	$(44)	$(4)	$(12)	$90

Comprehensive Income	$2,571	$2,012	$6,023	$3,233

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid In	Retained	ESOP	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity

Balance at June 30, 2011	$-	$31,367	$136,410	$-	$(8)	$167,769
Net income	-	-	3,143	-	-	3,143
Other comprehensive income	-	-	-	-	90	90

Balance at March 31, 2012	$-	$31,367	$139,553	$-	$82	$171,002

Balance at June 30, 2012	$-	$31,367	$140,937	$-	$181	$172,485
Net income	-	-	6,035	-	-	6,035
Issuance of common stock	212	211,388	-	-	-	211,600
Common stock issuance cost	-	(3,396)	-	-	-	(3,396)
Loan to ESOP for purchase of shares	-	-	-	(10,580)	-	(10,580)
Stock repurchased for equity incentive plan	(3)	(4,755)	-	-	-	(4,758)
Granted restricted stock	5	(5)		-	-	-
Stock option expense	-	216	-	-	-	216
Restricted stock expense	-	229	-	-	-	229
ESOP shares allocated	-	140	-	397	-	537
Other comprehensive loss	-	-	-	-	(12)	(12)

Balance at March 31, 2013	$214	$235,184	$146,972	$(10,183)	$169	$372,356

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Nine Months Ended
	March 31,
	2013	2012
Operating Activities:
Net income	$6,035	$3,143
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,300	13,600
Depreciation	1,638	1,621
Deferred income tax expense (benefit)	418	(485)
Net amortization and accretion	(129)	(159)
Federal Home Loan Bank advance prepayment penalty	3,069	-
Gain on sale of premises and equipment	-	(1,228)
Loss on sale and impairment of real estate owned	930	2,695
Gain on sale of loans held for sale	(2,897)	(2,144)
Origination of loans held for sale	(178,762)	(148,029)
Proceeds from sales of loans held for sale	183,449	142,973
Decrease in deferred loan fees, net	(402)	(49)
Decrease in accrued interest receivable and other assets	2,461	6,185
ESOP compensation expense	537	-
Restricted stock and stock option expense	445	-
Decrease in other liabilities	(1,654)	(1,207)
Net cash provided by operating activities	17,438	16,916

Investing Activities:
Purchase of securities available for sale	(6,000)	(12,539)
Proceeds from maturities of securities available for sale	6,100	37,132
Purchase of certificates of deposit in other banks	(38,975)	(25,312)
Maturities of certificates of deposit in other banks	14,685	35,570
Principal repayments of mortgage-backed securities	3,319	2,179
Net redemptions of Federal Home Loan Bank Stock	4,446	1,932
Net decrease in loans	48,026	31,594
Purchase of bank owned life insurance	(16,000)	(31,000)
Proceeds from redemption of bank owned life insurance	-	21,580
Purchase of premises and equipment	(1,119)	(2,545)
Capital improvements to real estate owned	(380)	(302)
Proceeds from sale of premises and equipment	-	1,400
Proceeds from sale of real estate owned	7,712	9,324
Net cash provided by investing activities	21,814	69,013

Financing Activities:
Net decrease in deposits	(299,801)	(13,306)
Net decrease in other borrowings	(25,334)	(62,007)
Proceeds from stock conversion	208,204	-
Loan to ESOP for purchase of shares	(10,580)	-
Common stock repurchased	(4,758)	-
Decrease in capital lease obligations	(6)	(5)
Net cash used in financing activities	(132,275)	(75,318)
Net Increase/(Decrease) in Cash and Cash Equivalents	(93,023)	10,611
Cash and Cash Equivalents at Beginning of Period	224,801	34,671
Cash and Cash Equivalents at End of Period	$131,778	$45,282

Supplemental Disclosures:

Cash paid during the period for:
Interest	$5,907	$9,186
Income taxes	59	97
Noncash transactions:
Unrealized gain in value of securities available for sale,
net of income taxes	(12)	90
Transfers of loans to real estate owned	6,224	11,223
Loans originated to finance the sale of real estate owned	651	930

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

1.	Summary of Significant Accounting Policies

The consolidated financial statements presented in this report include the accounts of HomeTrust Bancshares, Inc., a Maryland corporation (“HomeTrust”), and its wholly-owned subsidiary, HomeTrust Bank (the “Bank”).  As used throughout this report, the term the “Company” refers to HomeTrust and its consolidated subsidiary, unless the context otherwise requires.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2012 (“2012 Form 10-K”) filed with the SEC on September 28, 2012.  The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2013. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported net income (loss) or equity.

Organization and Description of Business – HomeTrust was incorporated in Maryland on December 27, 2011 and became the holding company for the Bank on July 10, 2012 upon the completion of the Bank’s conversion from the mutual to stock form of organization (the “Conversion”).  In connection with the Conversion, HomeTrust issued an aggregate of 21,160,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $211.6 million.  HomeTrust received $208.2 million in net proceeds from the stock offering of which $104.1 million or 50% of the net proceeds were contributed to the Bank upon Conversion.  Included in the issuance of shares was 1,058,000 shares to a newly formed ESOP for which HomeTrust loaned the ESOP $10,580,000 to purchase the shares. The Bank is a federally chartered savings bank headquartered in Asheville, North Carolina with twenty retail offices located in western and central North Carolina. The current business of the Bank is conducted through its seven operating divisions – HomeTrust Bank, Cherryville Federal Bank, Home Savings Bank of Eden, Industrial Federal Bank of Lexington, Shelby Savings Bank, Tryon Federal Bank, and Rutherford County Bank.  All divisions operate under a single set of corporate policies and procedures and are recognized as a single banking segment for financial reporting purposes.

Accounting Principles – The accounting and reporting policies of the Company conform to US GAAP.

Principles of Consolidation and Subsidiary Activities – The accompanying consolidated financial statements include the accounts of the Company, the Bank, and its wholly-owned subsidiary, Western North Carolina Service Corporation (“WNCSC”) at or for the three months and nine months ended March 31, 2013 and of the Bank and WNCSC only for the three months and nine months ended March 31, 2012 and at June 30, 2012.  WNCSC owns office buildings in Asheville, North Carolina that are leased to the Bank.  All intercompany items have been eliminated.

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

Declines in the fair value of individual securities available for sale or held to maturity below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of the unrealized loss, and in the case of debt securities, whether it is more likely than not that the Company will be required to sell the security prior to a recovery.

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

Federal Home Loan Bank Stock—As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at March 31, 2013 and June 30, 2012.

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

Income Taxes—The Company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence.

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of March 31, 2013 and June 30, 2012, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Company and its subsidiary file a consolidated United States federal income tax return, as well as separate unconsolidated North Carolina state income tax returns.  The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before June 30, 2009.

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

Recent Accounting Pronouncements—In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.  This ASU was made to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments, and the needs of

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

financial statement users for additional information about reclassification adjustments, entities should continue to report reclassification out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  The amendments in this ASU were effective at the same time as the amendments in ASU 2011-05 so that entities will not be required to comply with the presentation requirements effective at the same time as the amendments in ASU 2011-05 that this ASU is deferring.  The amendments in this ASU were effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this ASU did not have a material effect on the Company’s Consolidated Financial Statements.

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

In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. The new guidance was effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

2.	Securities Available for Sale

Securities available for sale consist of the following at the dates indicated:

	March 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$6,000	$4	$-	$6,004
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	21,594	265	(12)	21,847
Total	$27,594	$269	$(12)	$27,851

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$6,102	$2	$(2)	$6,102
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	24,958	286	(11)	25,233
Total	$31,060	$288	$(13)	$31,335

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

	March 31, 2013
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$-	$-
Due after one year through five years	6,000	6,004
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	21,594	21,847
Total	$27,594	$27,851

The Company had no sales of securities during the three months or nine months ended March 31, 2013 or 2012.

Securities available for sale with costs totaling $22,144 and $15,563 with market values of $22,355  and $15,727 at March 31, 2013 and June 30, 2012, respectively, were pledged as collateral to secure various public deposits and retail repurchase agreements.

The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013 and June 30, 2012 are as follows:

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$-	$-	$-	$-	$-	$-
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	57	(1)	2,234	(11)	2,291	(12)
Total	$57	$(1)	$2,234	$(11)	$2,291	$(12)

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$-	$-	$100	$(2)	$100	$(2)
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	2,908	(8)	100	(3)	3,008	(11)
Total	$2,908	$(8)	$200	$(5)	$3,108	$(13)

The total number of securities with unrealized losses at March 31, 2013, and June 30, 2012 were 16 and 22, respectively.  Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to decreases in market interest rates. The Company had no other than temporary impairment losses during the three months or nine months ended March 31, 2013 or the year ended June 30, 2012.  The Bank, as a member of the FHLB, is required to maintain an investment in FHLB capital stock.  No ready market exists for the FHLB stock and the carrying value approximates its fair value based on the redemption provisions of the FHLB.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

3.      Loans

Loans consist of the following at the dates indicated:

	March 31,	June 30,
	2013	2012
Retail consumer loans:
One to four family	$608,277	$620,486
Home equity lines of credit	128,795	143,052
Construction and land/lots	47,559	53,572
Consumer	3,362	3,819
Total retail consumer loans	787,993	820,929
Commercial loans:
Commercial real estate	228,714	238,644
Construction and development	32,084	42,362
Commercial and industrial	11,893	14,578
Municipal leases	113,330	115,516
Total commercial loans	386,021	411,100
Total loans	1,174,014	1,232,029
Deferred loan fees, net	(1,458)	(1,860)
Discount on loans from business combination	(972)	(1,124)
Total loans, net of deferred loan fees and discount	1,171,584	1,229,045
Allowance for loan and lease losses	(32,961)	(35,100)
Loans, net	$1,138,623	$1,193,945

All the qualifying first mortgage loans, home equity lines of credit, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s total loans by segment, class, and risk grade at the dates indicated follow:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
March 31, 2013
Retail consumer loans:
One to four family	$540,237	$15,145	$49,304	$3,551	$40	$608,277
Home equity lines of credit	120,596	1,519	5,037	1,639	4	128,795
Construction and land/lots	44,340	414	2,151	654	-	47,559
Consumer	2,526	576	249	10	1	3,362
Commercial loans:
Commercial real estate	172,461	20,444	31,515	4,293	1	228,714
Construction and development	13,710	6,418	11,814	142	-	32,084
Commercial and industrial	10,620	863	250	157	3	11,893
Municipal leases	110,991	2,339	-	-	-	113,330
Total loans	$1,015,481	$47,718	$100,320	$10,446	$49	$1,174,014

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
June 30, 2012
Retail consumer loans:
One to four family	$553,457	$9,305	$55,338	$2,366	$20	$620,486
Home equity lines of credit	134,959	1,267	5,620	1,204	2	143,052
Construction and land/lots	48,759	704	3,084	1,025	-	53,572
Consumer	3,563	55	159	39	3	3,819
Commercial loans:
Commercial real estate	195,372	16,291	25,958	1,023	-	238,644
Construction and development	20,074	5,739	16,406	142	1	42,362
Commercial and industrial	9,818	1,073	3,527	157	3	14,578
Municipal leases	113,829	633	1,054	-	-	115,516
Total loans	$1,079,831	$35,067	$111,146	$5,956	$29	$1,232,029

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
March 31, 2013
Retail consumer loans:
One to four family	$6,952	$10,855	$17,807	$590,470	$608,277
Home equity lines of credit	483	2,220	2,703	126,092	128,795
Construction and land/lots	357	677	1,034	46,525	47,559
Consumer	2	51	53	3,309	3,362
Commercial loans:
Commercial real estate	1,342	9,570	10,912	217,802	228,714
Construction and development	132	5,633	5,765	26,319	32,084
Commercial and industrial	83	172	255	11,638	11,893
Municipal leases	338	-	338	112,992	113,330
Total loans	$9,689	$29,178	$38,867	$1,135,147	$1,174,014

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2012
Retail consumer loans:
One to four family	$10,532	$11,629	$22,161	$598,325	$620,486
Home equity lines of credit	388	2,613	3,001	140,051	143,052
Construction and land/lots	789	1,405	2,194	51,378	53,572
Consumer	54	35	89	3,730	3,819
Commercial loans:
Commercial real estate	4,188	6,071	10,259	228,385	238,644
Construction and development	331	6,001	6,332	36,030	42,362
Commercial and industrial	155	266	421	14,157	14,578
Municipal leases	-	-	-	115,516	115,516
Total loans	$16,437	$28,020	$44,457	$1,187,572	$1,232,029

The Company’s recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	March 31, 2013		June 30, 2012
		90 Days + &		90 Days + &
	Nonaccruing	still accruing	Nonaccruing	still accruing
Retail consumer loans:
One to four family	$29,085	$-	$27,659	$-
Home equity lines of credit	4,137	-	4,781	-
Construction and land/lots	2,437	-	3,437	-
Consumer	53	-	76	-
Commercial loans:
Commercial real estate	24,031	-	15,008	-
Construction and development	10,567	-	12,583	-
Commercial and industrial	1,396	-	637	-
Municipal leases	-	-	-	-
Total loans	$71,706	$-	$64,181	$-

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Troubled debt restructurings (“TDRs”) are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity.  Additionally, all TDRs are considered impaired.

The Company’s loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	March 31,	June 30,
	2013	2012
Performing TDRs included in
impaired loans	$17,133	$20,588

An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Retail			Retail
	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at beginning of period	$22,173	$12,076	$34,249	$21,156	$15,618	$36,774
Provision for loan losses	350	150	500	3,526	974	4,500
Charge-offs	(1,219)	(918)	(2,137)	(3,130)	(2,317)	(5,447)
Recoveries	308	41	349	185	109	294
Balance at end of period	$21,612	$11,349	$32,961	$21,737	$14,384	$36,121

	Nine Months Ended March 31, 2013			Nine Months Ended March 31, 2012
	Retail			Retail
	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at beginning of period	$21,172	$13,928	$35,100	$23,511	$26,629	$50,140
Provision for loan losses	3,189	(889)	2,300	11,449	2,151	13,600
Charge-offs	(3,295)	(2,958)	(6,253)	(13,563)	(15,244)	(28,807)
Recoveries	546	1,268	1,814	340	848	1,188
Balance at end of period	$21,612	$11,349	$32,961	$21,737	$14,384	$36,121

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses			Total Loans Receivable
	Loans			Loans
	individually	Loans		individually	Loans
	evaluated for	Collectively		evaluated for	Collectively
	impairment	Evaluated	Total	impairment	Evaluated	Total
March 31, 2013
Retail consumer loans:
One- to four-family	$648	$14,350	$14,998	$36,940	$571,337	$608,277
Home equity	409	3,432	3,841	4,492	124,303	128,795
Construction and land/lots	3	2,635	2,638	2,214	45,345	47,559
Consumer	1	134	135	1	3,361	3,362
Commercial loans:
Commercial real estate	506	6,188	6,694	26,043	202,671	228,714
Construction and development	271	3,211	3,482	10,698	21,386	32,084
Commercial and industrial	52	171	223	2,499	9,394	11,893
Municipal leases	-	950	950	-	113,330	113,330
Total	$1,890	$31,071	$32,961	$82,887	$1,091,127	$1,174,014

June 30, 2012
Retail consumer loans:
One- to four-family	$596	$13,961	$14,557	$36,011	$584,475	$620,486
Home equity	238	3,293	3,531	4,382	138,670	143,052
Construction and land/lots	68	2,887	2,955	3,772	49,800	53,572
Consumer	2	127	129	3	3,816	3,819
Commercial loans:
Commercial real estate	407	6,047	6,454	20,266	218,378	238,644
Construction and development	154	6,099	6,253	14,389	27,973	42,362
Commercial and industrial	111	204	315	2,965	11,613	14,578
Municipal leases	-	906	906	-	115,516	115,516
Total	$1,576	$33,524	$35,100	$81,788	$1,150,241	$1,232,029

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
	With a	With No		Related
	Recorded	Recorded		Recorded
	Allowance	Allowance	Total	Allowance
March 31, 2013
Retail consumer loans:
One to four family	$14,704	$30,485	$45,189	$840
Home equity lines of credit	3,321	2,958	6,279	458
Construction and land/lots	310	2,166	2,476	17
Consumer	52	1	53	3
Commercial loans:
Commercial real estate	4,248	22,633	26,881	535
Construction and development	804	10,342	11,146	271
Commercial and industrial	110	2,705	2,815	52
Municipal leases	-	-	-	-
Total impaired loans	$23,549	$71,290	$94,839	$2,176

June 30, 2012
Retail consumer loans:
One to four family	$7,787	$32,802	$40,589	$685
Home equity lines of credit	1,163	4,093	5,256	256
Construction and land/lots	462	3,440	3,902	75
Consumer	73	3	76	4
Commercial loans:
Commercial real estate	2,281	18,214	20,495	413
Construction and development	1,616	13,461	15,077	289
Commercial and industrial	501	2,779	3,280	115
Municipal leases	-	-	-	-
Total impaired loans	$13,883	$74,792	$88,675	$1,837

The table above includes $11,952 and $6,887, of impaired loans that were not individually evaluated at March 31, 2013 and June 30, 2012, respectively, because these loans did not meet the Company’s threshold for individual impairment evaluation.  The recorded allowance above includes $286 and $261 related to these loans that were not individually evaluated at March 31, 2013 and June 30, 2012, respectively.

The Company’s average recorded investment in loans individually evaluated for impairment, period end unpaid principal balance as of the dates indicated below and interest income recognized on impaired loans for the nine and twelve months ended as follows:

	March 31, 2013			June 30, 2012
	Average	Unpaid	Interest	Average	Unpaid	Interest
	Recorded	Principal	Income	Recorded	Principal	Income
	Investment	Balance	Recognized	Investment	Balance	Recognized
Retail consumer loans:
One to four family	$44,079	$41,687	$1,403	$42,829	$41,006	$1,799
Home equity lines of credit	5,601	8,345	130	5,531	8,329	208
Construction and land/lots	3,334	5,418	125	4,926	8,244	253
Consumer	73	146	2	48	98	1
Commercial loans:
Commercial real estate	25,173	32,601	1,020	21,249	25,679	1,184
Construction and development	13,583	18,101	367	26,994	23,070	763
Commercial and industrial	3,077	3,576	130	3,138	4,535	218
Municipal leases	77	-	-	531	-	-
Total loans	$94,997	$109,874	$3,177	$105,246	$110,961	$4,426

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

For the three and nine months ended March 31, 2013, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One to four family	-	$-	$-	9	$3,028	$3,641
Home equity lines of credit	-	-	-	2	81	81
Commercial:
Construction and development	-	-	-	-	-	-
Total	-	$-	$-	11	$3,109	$3,722

Extended payment terms:
Retail consumer:
One to four family	-	$-	$-	3	$568	$577
Home equity lines of credit	3	45	44	-	-	-
Construction and land/lots	1	188	187	-	-	-
Commercial:
Commercial and industrial	1	30	29	1	14	-
Total	5	$263	$260	4	$582	$577

Other TDRs:
Retail consumer:
One to four family	7	$824	$798	2	168	167
Home equity lines of credit	2	152	152	-	-	-
Commercial:
Commercial real estate	-	-	-	2	254	247
Construction and development	-	-	-	1	265	265
Total	9	$976	$950	5	$687	$679

Total	14	$1,239	$1,210	20	$4,378	$4,978

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

	Nine Months Ended			Nine Months Ended
	March 31, 2013			March 31, 2012
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One to four family	3	$694	$686	26	$8,052	$7,837
Home equity lines of credit	-	-	-	2	81	81
Construction and land/lots	-	-	-	2	172	172
Commercial:
Commercial real estate	1	237	233	1	286	281
Construction and development	-	-	-	1	260	256
Total	4	$931	$919	32	$8,851	$8,627

Extended payment terms:
Retail consumer:
One to four family	1	$13	$12	13	$2,424	$2,295
Home equity lines of credit	4	85	83	2	73	71
Construction and land/lots	1	188	187	-	-	-
Commercial:
Commercial real estate	-	-	-	2	405	321
Construction and development	-	-	-	2	2,694	2,694
Commercial and industrial	1	30	29	3	119	101
Total	7	$316	$311	22	$5,715	$5,482

Other TDRs:
Retail consumer:
One to four family	82	$5,591	$5,512	9	1,702	1,678
Home equity lines of credit	42	1,337	1,326	1	35	35
Construction and land/lots	7	209	202	1	182	175
Commercial:
Commercial real estate	4	332	127	5	945	884
Construction and development	-	-	-	6	2,413	1,744
Total	135	$7,469	$7,167	22	$5,277	$4,516

Total	146	$8,716	$8,397	76	$19,843	$18,625

During the nine months ended March 31, 2013, one to four family TDRs increased by 82 loans or $5.6 million and home equity lines of credit TDRs increased by 42 loans or $1.3 million, including $4.9 million or 77 one to four family TDRs and $1.2 million or 41 home equity lines of credit TDRs representing loans classified as TDRs as a result of recent regulatory reporting requirements of the Office of the Comptroller of the Currency ("OCC"), the Bank's primary federal regulator, requiring that banks classify mortgages and other loans discharged by troubled borrowers in bankruptcy as TDRs.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended March 31, 2013 and 2012.

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Below market interest rate:
Retail consumer:
One to four family	4	$482	2	$56
Total	4	$482	2	$56

Extended payment terms:
Retail consumer:
One to four family	2	$90	2	$423
Home equity lines of credit	1	12	-	-
Commercial:
Construction and development	1	29	3	2,782
Total	4	$131	5	$3,205

Other TDRs:
Retail consumer:
One to four family	19	$1,711	-	$-
Home equity lines of credit	7	121	-	-
Construction and land/lots	5	92	-	-
Commercial:
Commercial real estate	2	124	-	-
Total	33	$2,048	-	$-
Total	41	$2,661	7	$3,261

	Nine Months Ended		Nine Months Ended
	March 31, 2013		March 31, 2012
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Below market interest rate:
Retail consumer:
One to four family	4	$482	7	$1,609
Construction and land/lots	-	-	2	393
Total	4	$482	9	$2,002

Extended payment terms:
Retail consumer:
One to four family	3	$213	6	$772
Home equity lines of credit	1	12	-	-
Commercial:
Construction and development	-	-	3	2,782
Commercial and industrial	1	29	-	-
Total	5	$254	9	$3,554

Other TDRs:
Retail consumer:
One to four family	24	$2,125	-	$-
Home equity lines of credit	8	131	-	-
Construction and land/lots	5	174	-	-
Commercial:
Commercial real estate	2	124	2	242
Construction and development	1	68	-	-
Total	40	$2,622	2	$242
Total	49	$3,358	20	$5,798

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Loans that were modified as TDRs within the previous 12 months for which there was a payment default during the nine months ended March 31, 2013 increased by 23 loans or $1.3 million due to the addition of loans where the borrower’s obligation to the Company has been discharged in bankruptcy, per regulatory guidance. Other TDRs include TDRs that have a below market interest rate and extended payment terms.  The Company does not typically forgive principal when restructuring troubled debt.

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

Compensation expense related to the ESOP for the three months and nine months ended March 31, 2013 was $196 and $537, respectively.  Shares held by the ESOP include the following:

March 31,
2013
Unallocated ESOP shares	1,018,325
ESOP shares committed to be released	39,675
Total ESOP shares	1,058,000
Fair value of unallocated ESOP shares	$16,090

5.	Net income per Share

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Numerator:
Net income available to common stockholders	$2,615	$2,016	$6,035	$3,143
Denominator:
Weighted-average common shares outstanding - basic	20,019,609	-	20,083,915	-
Effect of dilutive shares	17,266	-	5,671	-
Weighted-average common shares outstanding - diluted	20,036,875	-	20,089,586	-
Net income per share - basic	$0.13	$-	$0.30	$-
Net income per share - diluted	$0.13	$-	$0.30	$-

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

6.	Equity Incentive Plan

On January 17, 2013, the Company’s stockholders approved the HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”), which provides for awards of restricted stock, restricted stock units, stock options, stock appreciation rights and cash awards to directors, emeritus directors, officers, employees and advisory directors. The cost of equity-based awards under the 2013 Omnibus Incentive Plan generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the plan is 2,962,400, including 2,116,000 for stock options and stock appreciation rights and 846,400 for awards of restricted stock and restricted stock units.

Shares of common stock issued under the 2013 Omnibus Incentive Plan may be authorized but unissued shares or, in the case of restricted stock awards, may be repurchased shares.  As of March 31, 2013, the Company had repurchased 306,217 shares on the open market for issuance under the 2013 Omnibus Incentive Plan, for $4.8 million, at an average cost of $15.54 per share.

Share based compensation expense related to stock options and restricted stock recognized for the three months ended March 31, 2013 was $445.

The table below presents stock option activity for the three months ended March 31, 2013:

		Weighted-	Remaining
		average	contractual life
	Options	exercise price	(years)
Options outstanding at December 31, 2012	-	-	-
Granted	1,557,000	$14.37	9.8
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at March 31, 2013	1,557,000	$14.37	9.8

At March 31, 2013, the Company had $6.8 million of unrecognized compensation expense related to 1,557,000 stock options scheduled to vest over five- and seven-year vesting periods.  The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 4.8 years at March 31, 2013.  No awards were vested as of March 31, 2013.

The table below presents restricted stock award activity for the three months ended March 31, 2013:

Weighted-
	Restricted	average grant
	stock awards	date fair value
Non-vested at December 31, 2012	-	-
Granted	511,300	$14.37
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2013	511,300	$14.37

At March 31, 2013, unrecognized compensation expense was $7.1 million related to 511,300 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 4.8 years at March 31, 2013.

7.	Commitments and Contingencies

Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements.  At March 31, 2013 and June 30, 2012,

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

respectively, loan commitments (excluding $25,190 and $14,960 of undisbursed portions of construction loans) totaled $37,664 and $44,736 of which $3,641 and $5,322 were variable rate commitments and $34,023 and $39,413 were fixed rate commitments.  The fixed rate loans had interest rates ranging from 2.50% to 7.75% at March 31, 2013 and 3.59% to 5.75% at June 30, 2012, and terms ranging from 6 to 30 years.  Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $155,974 and $154,283.  These amounts represent the Company’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers.  The Company has freestanding derivative instruments consisting of commitments to originate fixed rate conforming loans and commitments to sell fixed rate conforming loans.  The fair value of these commitments was not material at March 31, 2013 or June 30, 2012.

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

Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System.  The daily average calculated cash reserve required as of March 31, 2013 and June 30, 2012 was $1,121, and $1,466, respectively, which was satisfied by vault cash and balances held at the Federal Reserve.

Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so.  The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary.  Total commitments under standby letters of credit as of March 31, 2013 and June 30, 2012 were $46 and $75.  There was no liability recorded for these letters of credit at March 31, 2013 or June 30, 2012.

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

8.      Fair Value of Financial Instruments

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

At March 31, 2013 and June 30, 2012, most of the total impaired loans were evaluated based on the fair value of the collateral.  For these collateral dependent impaired loans, the Company obtains updated appraisals at least annually.  These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary.  As part of the quarterly review of impaired loans, the Company reviews these appraisals to determine if any additional discounts to the fair value are necessary.  If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals.  Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification in the fair value hierarchy.  The Company records all impaired loans with an allowance as nonrecurring Level 3.

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

The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	March 31, 2013
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$6,004	$-	$6,004	$-
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	21,847	-	21,847	-
Total	$27,851	$-	$27,851	$-

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

	June 30, 2012
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$6,102	$-	$6,102	$-
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	25,233	-	25,233	-
Total	$31,335	$-	$31,335	$-

The following table presents financial assets measured at fair value on a non-recurring basis during the periods indicated:

	Nine Months Ended March 31, 2013
Description	Total	Level 1	Level 2	Level 3
Impaired Loans	$13,784	$-	$-	$13,784
Other real estate owned	2,904	-	-	2,904
Total	$16,688	$-	$-	$16,688

	Year Ended June 30, 2012
Description	Total	Level 1	Level 2	Level 3
Impaired Loans	$30,585	$-	$-	$30,585
Other real estate owned	12,093	-	-	12,093
Total	$42,678	$-	$-	$42,678

Quantitative information about Level 3 fair value measurements during the period ended March 31, 2013 is shown in the table below:

	Fair Value at
	March 31,	Valuation	Unobservable
	2013	Techniques	Input	Range
Nonrecurring measurements:
Impaired loans, net	$13,784	Discounted Appraisals	Collateral discounts	5% - 40%
Other real estate owned	2,904	Discounted Appraisals	Collateral discounts	10% - 15%

The stated carrying value and estimated fair value amounts of financial instruments as of March 31, 2013 and June 30, 2012, are summarized below:

	March 31, 2013
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$131,778	$131,778	$131,778	$-	$-
Certificates of deposit in other banks	132,300	132,300	-	132,300	-
Securities available for sale	27,851	27,851	-	27,851	-
Loans, net	1,138,623	1,090,207	-	-	1,090,207
Loans held for sale	8,997	9,132	-	-	9,132
Federal Home Loan Bank stock	1,854	1,854	1,854	-	-
Accrued interest receivable	5,470	5,470	-	156	5,315
Noninterest-bearing and NOW deposits	252,577	252,577	-	252,577	-
Money market accounts	268,261	268,261	-	268,261	-
Savings accounts	81,580	81,580	-	81,580	-
Certificates of deposit	563,956	568,160	-	568,160	-
Accrued interest payable	96	96	-	96	-

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

	June 30, 2012
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$224,801	$224,801	$224,801	$-	$-
Certificates of deposit in other banks	108,010	108,010	-	108,010	-
Securities available for sale	31,335	31,335	-	31,335	-
Loans, net	1,204,732	1,155,429	-	-	1,155,429
Loans held for sale	10,787	10,949	-	-	10,949
Federal Home Loan Bank stock	6,300	6,300	6,300	-	-
Accrued interest receivable	6,008	6,008	-	137	5,871
Noninterest-bearing and NOW deposits	230,683	230,683	-	230,683	-
Money market accounts	257,865	257,865	-	257,865	-
Savings accounts	347,669	347,669	-	347,669	-
Certificates of deposit	629,958	634,379	-	634,379	-
Other borrowings	22,265	24,998	-	24,998	-
Accrued interest payable	242	242	-	242	-

The Company had off-balance sheet financial commitments, which include approximately $218,828 and $213,979 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at March 31, 2013 and June 30, 2012 (see Note 5).  Since these commitments are based on current rates, the carrying amount approximates the fair value.

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

Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of March 31, 2013 and June 30, 2012.  The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.

Other borrowings – The fair value of advances from the Federal Home Loan Bank is estimated based on current rates for borrowings with similar terms.  Fair values for retail repurchase agreements are the amounts payable as of June 30, 2012.

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

9.      Subsequent Events

On May 3, 2013, the Company and BankGreenville Financial Corporation (“BankGreenville”) entered into an Agreement and Plan of Merger, pursuant to which BankGreenville will be merged with and into the Company, with the Company as the surviving entity.  The merger agreement has been unanimously approved by the boards of directors of both companies.  The transaction is anticipated to close in the third calendar quarter of 2013, subject to customary closing conditions, including regulatory approvals and BankGreenville shareholder approval.  Under the terms of the agreement, BankGreenville shareholders will receive $6.60 per share in cash consideration.  This represents approximately $7.8 million of aggregate deal consideration.  Additional contingent cash consideration of up to $0.78 per share (or approximately $0.9 million) may be realized at the expiration of twenty four months following the closing of this transaction.  The contingent consideration is based on the performance of a select pool of loans totaling approximately $8.0 million.  BankGreenville had total assets of $111.2 million, total deposits of $92.9 million, and stockholders’ equity of $10.5 million at March 31, 2013.

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

Weak economic conditions and ongoing strains in the financial and housing markets which accelerated in 2008 and have generally continued through the present have created an unusually challenging environment for banks and their holding companies, including us.  This has been particularly evident in our need to provide for credit losses during these periods at significantly higher levels than our historical experience and has also adversely affected our net interest income and other operating revenues and expenses.  Our provision for loan losses reflects material levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for the acquisition and development of land for residential properties.  For most of the past four years, housing markets remained weak in many of our primary market areas, resulting in elevated levels of delinquencies and non-performing assets, deterioration in property values, particularly for residential land and building lots, and the need to provide for realized and anticipated losses.  Recently, however, during the nine months ended March 31, 2013, our provision for loan losses has decreased due to lower net loan charge-offs, decreasing net loans receivable, and stabilizing real estate values.  As a result of these factors, for the three and nine months ended March 31, 2013 we had net income of $2.6 and $6.0 million, respectively, as compared to net income of $2.0 million and $3.1 million for the three and nine months ended March 31, 2012, respectively.

We currently have 20 banking offices serving nine counties in Western North Carolina, including the Asheville metropolitan area, and the “Piedmont” region of North Carolina. Although we intend to expand primarily through organic growth, we will continue to explore opportunities to expand our unique “HomeTrust Banking Partnership” through the acquisition of other financial institutions and/or bank branches such as our pending acquisition of BankGreenville.  Our goal is to continue to enhance our franchise value and earnings through strategic, planned growth in our banking operations, while maintaining the community-focused, relationship style of exceptional customer service that has differentiated our brand and characterized our success to date.

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

Comparison of Financial Condition at March 31, 2013 and June 30, 2012

Assets.  Total assets decreased $123.9 million or 7.2% to $1.60 billion at March 31, 2013 from $1.72 billion at June 30, 2012 primarily due to the refunding of $76.0 million in funds held on deposit for orders to purchase shares of the Company’s common stock in the Conversion and a $55.3 million decrease in net loans.

Cash and cash equivalents.  Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of Richmond, decreased $93.0 million, or 41.4%, to $131.8 million at March 31, 2013 from $224.8 million at June 30, 2012.  The decrease was primarily attributable to the refunding of excess orders to purchase shares of the Company’s common stock upon completion of the Conversion and an increase in certificates of deposit in other banks.  As a part of the Company’s liquidity strategy, the Company invests a portion of its excess cash in certificates of deposit in other banks which have a higher yield than cash held in interest-earning accounts in order to maximize earnings. All of the certificates of deposit in other banks are fully insured under the FDIC. At March 31, 2013, certificates of deposits in other banks totaled $132.3 million compared to $108.0 million at June 30, 2012. The Company has been maintaining a higher liquidity position consistent with the Company’s strategy of managing credit and liquidity risk.

Loans.  Net loans decreased $55.3 million, or 4.6%, to $1.14 billion at March 31, 2013 compared to $1.19 billion at June 30, 2012 as new loan originations during the quarter were offset by normal loan repayments, charge-offs and foreclosures. The decrease in net loans was primarily due to a $12.2 million decrease in one-to four-family loans, a $10.3 million decrease in commercial construction and development loans, and a $9.9 million decrease in commercial real estate loans since June 30, 2012. We also continued to reduce our exposure to weaker credits as we aggressively managed problem assets. All other categories of loans also decreased during the last nine months, as demand for new loans from creditworthy borrowers was relatively weak and utilization of existing credit lines was low despite the modest recovery in the general economy. Total loan originations increased $29.1 million, or 9.1%, to $348.8 million during the nine months ended March 31, 2013 compared to $319.7 million during the nine months ended March 31, 2012.

Allowance for loan losses.  Our allowance for loan losses at March 31, 2013 was $33.0 million or 2.81% of total loans, compared to $35.1 million or 2.85% of total loans at June 30, 2012.  We recorded net loan charge-offs of $1.8 million and $4.4 million for the three and nine months ended March 31, 2013, respectively, as compared to $5.2 million and $27.6 million, respectively, for the same periods last year. Net loan charge-offs as a percentage of average loans also decreased significantly to 0.60% and 0.49% for the three and nine months ended March 31, 2013, respectively, from 1.60% and 2.82%, respectively, for the three and nine months ended March 31, 2012. Non-performing loans increased to $71.7 million at March 31, 2013 from $64.2 million at June 30, 2012 due primarily to two commercial real estate loans totaling $6.0 million, including a previously classified $3.4 million commercial real estate loan, and one commercial and industrial loan totaling $2.1 million which became non-performing during the nine months ended March 31, 2013.  Non-performing loans to total loans increased to 6.11% at March 31, 2013 from 5.21% at June 30, 2012. At March 31, 2013, $39.1 million or 54.5% of total non-accruing loans were current on their loan payments.

The ratio of classified assets to total assets increased to 7.86% at March 31, 2013 from 7.75% at June 30, 2012. Classified assets decreased to $125.5 million at March 31, 2013, compared to $133.4 million at June 30, 2012. Delinquent loans (loans delinquent 30 days or more) declined to $38.9 million at March 31, 2013, from $44.5 million at June 30, 2012.

Investments.  Securities available for sale decreased $3.5 million, to $27.8 million at March 31, 2013 compared to $31.3 million at June 30, 2012.  FHLB stock decreased $4.4 million due to redemptions by the FHLB of Atlanta during the period.

Real estate owned.  REO decreased $2.7 million, to $13.4 million at March 31, 2013.  The total balance of REO included $5.5 million in land, construction and development projects (both residential and commercial), $2.1 million in commercial real estate and $5.8 million in single-family homes at March 31, 2013.  During the nine months ended March 31, 2013, we transferred $6.2 million of loans into REO, disposed of $8.4 million of properties and recognized a net loss of $930,000 on sales and impairment adjustments.

Deposits.  Deposits decreased $299.8 million or 20.4% to $1.17 billion at March 31, 2013 from $1.47 billion at June 30, 2012, primarily due to the withdrawal of $264.2 million in funds held on deposit at June 30, 2012 for orders to purchase shares of the Company’s common stock. In addition, certificates of deposit decreased $66.0 million during the nine month period as a result of the managed decline of higher rate certificates of deposit, consistent with the Company’s strategy to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.

Borrowings.  Borrowings, including FHLB advances and retail repurchase agreements, decreased from $22.3 million at June 30, 2012 to none at March 31, 2013.  FHLB advances decreased $15.0 million, to none at March 31, 2013 as all outstanding FHLB advances were repaid. We recognized a $3.1 million prepayment penalty, included in noninterest expense, during the nine months ended March 31, 2013, as a result of these prepayments. All other borrowings, consisting of retail repurchase agreements related to customer cash management accounts, were also repaid during the nine months ended March 31, 2013, and were retained as deposits at March 31, 2013.

    Equity.  Stockholders’ equity at March 31, 2013 increased to $372.4 million from $172.5 million at June 30, 2012.  The increase in stockholders’ equity primarily reflected a $208.2 million increase in common stock and additional paid in capital due to the Company’s initial stock offering consummated on July 10, 2012, and net income of $6.0 million. This increase was partially offset by $4.8 million of shares repurchased for the Company’s 2013 Omnibus Incentive Plan.

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

	For the Three Months Ended March 31,
	2013			2012
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid(2)	Rate(2)	Outstanding	Paid(2)	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$1,198,623	$15,057	5.02%	$1,284,775	$17,098	5.32%
Deposits in other financial
institutions	213,136	353	0.66%	122,180	336	1.10%
Investment securities	28,219	82	1.16%	34,036	123	1.45%
Other	27,825	40	0.58%	8,934	25	1.12%
Total interest-earning assets	1,467,803	15,532	4.23%	1,449,925	17,582	4.85%

Interest-bearing liabilities:
Interest-bearing checking accounts	185,270	50	0.11%	159,620	78	0.20%
Money market accounts	265,502	216	0.33%	258,755	330	0.51%
Savings accounts	80,021	42	0.21%	74,739	67	0.36%
Certificate accounts	561,160	1,335	0.95%	682,537	1,878	1.10%
Borrowings	6,811	4	0.23%	102,418	388	1.52%
Total interest-bearing liabilities	1,098,764	1,647	0.60%	1,278,069	2,741	0.86%

Net earning assets	$369,039			$171,856

Average interest-earning assets to
average interest-bearing liabilities	133.59%			113.45%

Tax-equivalent:
Net interest income		$13,885			$14,841
Interest rate spread			3.63%			3.99%
Net interest margin(3)			3.78%			4.09%

Non-tax-equivalent:
Net interest income		$13,036			$13,907
Interest rate spread			3.40%			3.73%
Net interest margin(3)			3.55%			3.84%

___________________
(1) The average loans receivable, net balances include loans held for sale and non-accruing loans.
(2)  Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $849,000 and $934,000 for the three months ended March 31, 2013 and 2012, respectively, calculated based on a federal tax rate of 34%.
(3)  Net interest income divided by average interest-earning assets.

	For the Nine Months Ended March 31,
	2013			2012
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid(2)	Rate(2)	Outstanding	Paid(2)	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$1,217,337	$46,939	5.14%	$1,307,097	$52,375	5.34%
Deposits in other financial
institutions	217,230	1,104	0.68%	129,651	1,006	1.03%
Investment securities	29,699	258	1.16%	39,943	320	1.07%
Other	22,076	125	0.75%	8,387	62	0.99%
Total interest-earning assets	1,486,342	48,426	4.34%	1,485,078	53,763	4.83%

Interest-bearing liabilities:
Interest-bearing checking accounts	178,698	159	0.12%	159,274	239	0.20%
Money market accounts	262,139	704	0.36%	254,108	1,122	0.59%
Savings accounts	93,308	160	0.23%	75,388	262	0.46%
Certificate accounts	577,171	4,457	1.03%	724,923	6,470	1.19%
Borrowings	13,899	280	2.69%	95,730	1,156	1.61%
Total interest-bearing liabilities…….	1,125,215	5,760	0.68%	1,309,423	9,249	0.94%

Net earning assets	$361,127			$175,655

Average interest-earning assets to
average interest-bearing liabilities	132.09%			113.41%

Tax-equivalent:
Net interest income		$42,666			$44,514
Interest rate spread			3.66%			3.89%
Net interest margin(3)			3.83%			4.00%

Non-tax-equivalent:
Net interest income		$40,131			$41,854
Interest rate spread			3.43%			3.65%
Net interest margin(3)……….			3.60%			3.76%

___________________
(1) The average loans receivable, net balances include loans held for sale and non-accruing loans.
(2)  Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $2.5 million for the nine months ended March 31, 2013 and $2.7 million for the nine months ended March 31, 2012, respectively, calculated based on a federal tax rate of 34%.
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

	Three Months Ended March 31, 2013
	Compared to
	Three Months Ended March 31, 2012
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)

Interest-earning assets:
Loans receivable	$(1,147)	$(894)	$(2,041)
Deposits in other financial institutions	250	(233)	17
Investment securities	(21)	(20)	(41)
Other	53	(38)	15

Total interest-earning assets	$(865)	$(1,185)	$(2,050)

Interest-bearing liabilities:
Interest-bearing checking accounts	$13	$(41)	$(28)
Money market accounts	9	(123)	(114)
Savings accounts	5	(30)	(25)
Certificate accounts	(334)	(209)	(543)
Borrowings	(362)	(22)	(384)

Total interest-bearing liabilities	$(669)	$(425)	$(1,094)

Net decrease in tax equivalent interest income	$(196)	$(760)	$(956)

	Nine Months Ended March 31, 2013
	Compared to
	Nine Months Ended March 31, 2012
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)

Interest-earning assets:
Loans receivable	$(3,597)	$(1,839)	$(5,436)
Deposits in other financial institutions	680	(582)	98
Investment securities	(82)	20	(62)
Other	101	(38)	63

Total interest-earning assets	$(2,898)	$(2,439)	$(5,337)

Interest-bearing liabilities:
Interest-bearing checking accounts	$29	$(109)	$(80)
Money market accounts	35	(453)	(418)
Savings accounts	62	(164)	(102)
Certificate accounts	(1,319)	(694)	(2,013)
Borrowings	(988)	112	(876)

Total interest-bearing liabilities	$(2,181)	$(1,308)	$(3,489)

Net decrease in tax equivalent interest income	$(717)	$(1,131)	$(1,848)

Comparison of Results of Operation for the Three Months Ended March 31, 2013 and 2012

General.  During the three months ended March 31, 2013, we had net income of $2.6 million as compared to net income of $2.0 million for the three months ended March 31, 2012. This increase was primarily as a result of the $4.0 million decrease in the provision for losses on loans partially offset by a $1.2 million reduction in gain on sale of fixed assets over the same period of the prior fiscal year. On a basic and diluted per share basis, the Company earned $0.13 per share for the three months ended March 31, 2013, while it had no shares outstanding during the same period last year.

Net Interest Income.  Net interest income before provision for loan losses decreased by $871,000, or 6.3%, to $13.0 million for the three months ended March 31, 2013, compared to $13.9 million for the same three month period during the last fiscal year, as a result of decreases in average interest-earning assets and net interest margin. The net interest margin (on a fully taxable-equivalent basis) of 3.78% for the three months ended March 31, 2013 was 31 basis points lower than the same period in the prior fiscal year, primarily due to a 62 basis point decrease in the yield on interest-earning assets (on a fully taxable-equivalent basis) to 4.23%, partially offset by a 26 basis point decrease in the rate paid on interest-bearing liabilities to 0.60%. The decline in the yield on interest-earning assets was primarily due to the investment of the proceeds from the Conversion at currently low market rates and lower average loans receivable.  Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans’ contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors.  As of March 31, 2013, our loans with interest rate floors totaled approximately $437.4 million and had a weighted average floor rate of 4.60% of which $244.8 million or 56.0% had yields that would begin floating again once prime rates increase at least 200 basis points.

Interest Income.  Interest income for the three months ended March 31, 2013 was $14.7 million, compared to $16.6 million for the three months ended March 31, 2012, a decrease of $1.9 million or 11.8%.  The decrease in interest income occurred primarily as a result of the $86.2 million decrease in average loans receivable coupled with a 62 basis point decrease in the tax-equivalent yield on average interest-earning assets. Interest income on loans decreased by $2.0 million or 12.1% to $14.2 million for the three months ended March 31, 2013 from $16.2 million for the three months ended March 31, 2012, reflecting the decline in the average loans receivable balance and the impact of a 30 basis point decrease in the average tax-equivalent yield on loans.  Average loans receivable decreased $86.2 million, or 6.7%, to $1.20 billion in the third quarter of fiscal 2013 from $1.28 billion for the same quarter of fiscal 2012. The decrease in average tax-equivalent loan yields reflects the continuing very low level of market interest rates, the maturity or repayment of higher yielding loans, and downward repricing of adjustable rate loans to current market rates. The average tax-equivalent yield on loans was 5.02% for the three months ended March 31, 2013, compared to 5.32% for the same three month period one year earlier.

The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $104.0 million or 63.0% to $269.2 million for the three months ended March 31, 2013, while the interest and dividend income from those investments decreased by $9,000 compared to the prior fiscal year.  The increase in average balance was primarily due to the investment of the proceeds from the Conversion at currently relatively low interest rates.

Interest Expense.  Interest expense for the three months ended March 31, 2013 was $1.6 million, compared to $2.7 million for the three months ended March 31, 2012, a decrease of $1.1 million, or 39.9%.  The decrease in interest expense occurred as a result of a $179.3 million decrease in average interest-bearing liabilities and a 26 basis point decrease in the average cost of interest-bearing liabilities to 0.60% for the three months ended March 31, 2013, from 0.86% for the same period one year earlier.  These decreases reflect repayments upon scheduled maturity and the prepayment of all FHLB advances as well as the managed decline in certificates of deposit as our pricing decreases were designed to allow higher rate certificates of deposit to run off.

Deposit interest expense decreased $710,000, or 30.2%, to $1.6 million for the three months ended March 31, 2013 compared to $2.4 million for the same three month period in the prior fiscal year primarily as a result of a $121.4 million decrease in the average balance of certificates of deposit and a 15 basis point decrease in the cost of these deposits.  Average borrowings decreased to $6.8 million for the three months ended March 31, 2013, from $102.4 million for the three months ended March 31, 2012, while the average rate paid on borrowings decreased to 0.23% in the current three month period from 1.52% for the three months ended March 31, 2012. This decrease in the average rate paid on borrowings was primarily a result of the repayment of  $75.0 million in FHLB advances since March 31, 2012.  While we do not anticipate further significant reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further downward repricing opportunities and competitive pricing has been reduced in response to modest loan demand in the current economic environment.

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

During the three months ended March 31, 2013, the provision for loan losses was $500,000, compared to $4.5 million for the three months ended March 31, 2012. The decrease in the provision for loan losses was due to the combination of significantly lower net loan charge-offs and lower average loan balances compared to the same period during the prior fiscal year. In addition, the commercial loan segment provision for loan losses decreased for the three months ended March 31, 2013 due primarily to decreases in higher risk commercial construction and development and commercial real estate loan balances.   The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

The allowance for loan losses at March 31, 2013 primarily reflected the continued elevated level of delinquent, non-performing and classified loans, charge-offs as well as declines in real estate values as compared to historical levels. It also reflected our continued concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These concerns have remained elevated over the past four years as price declines for housing and related lot and land markets have occurred.  Aside from housing-related construction and development loans, non-performing loans generally reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity has also become a significant contributing factor to more recent late-cycle defaults in other non-housing-related segments of the portfolio which also factored into our provision calculation.  The recent recession caused our market areas to experience a decline in tourism and a reduced influx of retirees from other parts of the country.  In addition, the recent recession has also resulted in increased job losses in the manufacturing services sector.  Our commercial loans, in particular construction and development loans, exposed us to losses as the economy worsened.  The adverse effects of the weak economy, although delayed in impacting our market areas, has resulted in higher net charge-offs and nonperforming loans since fiscal 2009, as businesses and developers in our market areas were adversely effected and second home buyers defaulted on their mortgages at a higher than historical rate.

Non-performing loans decreased to $71.7 million at March 31, 2013 from $77.1 million at March 31, 2012. Delinquent loans (loans delinquent 30 days or more) declined to $38.9 million at March 31, 2013, from $55.8 million at March 31, 2012.

We recorded net charge-offs of $1.8 for the three months ended March 31, 2013, compared to $5.2 million for the same period in the prior fiscal year. A comparison of the allowance at March 31, 2013 and 2012 reflects a decrease of $3.1 million to $33.0 million at March 31, 2013, from $36.1 million at March 31, 2012.  The allowance as a percentage of total loans decreased to 2.81% at March 31, 2013, compared to 2.87% at March 31, 2012.  The allowance as a percentage of non-performing loans decreased to 45.97% at March 31, 2013, compared to 46.84% at March 31, 2012. At March 31, 2013, $39.1 million or 54.5% of total non- accruing loans were current on their loan payments, of which $17.8 million were TDRs.

As of March 31, 2013, we had identified $94.8 million of impaired loans.  Our impaired loans are comprised of loans on nonaccrual status and all TDRs, whether performing or on nonaccrual status under their restructured terms.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools.  For more information on these impaired loans, see Note 3 of the Notes to Consolidated Financial Statements under Item 1 of this report.

We believe that the allowance for loan losses as of March 31, 2013 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income.  Noninterest income was $2.6 million for the three months ended March 31, 2013, compared to $3.9 million for the same three month period in the prior fiscal year.  Mortgage banking income and fees increased $149,000 for the three months ended March 31, 2013 from $1.1 million to $1.2 million for the three months ended March 31, 2012.  Mortgage banking loan origination volume remains favorable from a historical perspective as a result of continuing loan refinancing due to very low mortgage interest rates.  Gain on sale of fixed assets decreased $1.2 million due to the sale of a branch office building during the same quarter in the prior fiscal year.

Noninterest Expense.  Noninterest expense for the three months ended March 31, 2013 increased $460,000 or 4.0% to $12.1 million compared to $11.6 million for the three months ended March 31, 2012.  This increase was primarily related to a $1.0 million, or 18.2%, increase in salaries and employee benefits as compared to the same period in the prior fiscal year. Salaries and employee benefits increased as a direct result of hiring an additional 35 full time employees (primarily in mortgage banking, credit administration, and regulatory compliance) coupled with additional expense related to the Company’s new ESOP and 2013 Omnibus Incentive Plan. Noninterest expenses as a percentage of average assets increased to 3.04% for the three months ended March 31, 2013, as compared to 2.79% for the same period one year earlier.

Income Taxes.  For the three months ended March 31, 2013, we recorded income tax expense of $490,000, which was an effective tax rate of 15.78%, compared to a benefit of $299,000 for the three months ended March 31, 2012. This increase was primarily due to higher pretax income. At March 31, 2013 and March 31, 2012, our deferred tax asset valuation allowance was $2.2 million and $2.7 million, respectively, reducing our net deferred tax asset at these dates to $48.5 million and $48.9 million, respectively.  Given the positive trend in net income during the current fiscal year, management has noted no events that would change the conclusions reached at June 30, 2012 that the recorded deferred tax asset is realizable.

Comparison of Results of Operation for the Nine Months Ended March 31, 2013 and 2012

General.  During the nine months ended March 31, 2013, we had net income of $6.0 million as compared to net income of $3.1 million for the nine months ended March 31, 2012. This increase was primarily as a result of the $11.3 million decrease in the provision for losses on loans over the same period of the prior fiscal year. On a basic and diluted per share basis, the Company earned $0.30 per share for the nine months ended March 31, 2013, while it had no shares outstanding during the same period last year.

Net Interest Income.  Net interest income was $40.1 million for the nine months ended March 31, 2013 compared to $41.9 million for the nine months ended March 31, 2012. Net interest income decreased $1.7 million, or 4.1%, compared to the same period in the prior year as declines in interest income on loans of $5.3 million outpaced a decrease in deposit and other borrowing costs of $3.5 million. Net interest margin (on a fully taxable-equivalent basis) for the nine months ended March 31, 2013 decreased 17 basis points to 3.83% over the same period last year, primarily due to a 49 basis point decrease in the yield on interest-earning assets (on a fully taxable-equivalent basis) to 4.34%, partially offset by a 26 basis point decline in the rate paid on interest-bearing liabilities to 0.68%. The decline in the yield on interest-earning assets during the nine months ended March 31, 2013 was primarily due to declines in both the average balance and tax-equivalent yields on loans receivable.

Interest Income.  Interest income for the nine months ended March 31, 2013 was $45.9 million, compared to $51.1 million for the nine months ended March 31, 2012, a decrease of $5.2 million or 10.2%.  The decrease in interest income occurred primarily as a result of declines in both the tax-equivalent yield and average balance of loans receivable. Interest income on loans receivable decreased by $5.3 million or 10.7% to $44.4 million for the nine months ended March 31, 2013 from $49.7 million for the nine months ended March 31, 2012, reflecting the decline in the average loans receivable balance and the impact of a 20 basis point decrease in the average tax-equivalent yield on loans.  Average loans receivable decreased $89.8 million, or 6.9%, to $1.22 billion for the nine months ended March 31, 2013 from $1.31 billion for the same period of fiscal 2012. The decrease in average tax-equivalent loan yields reflects the continuing very low level of market interest rates, the maturity or repayment of higher yielding loans, and downward repricing of adjustable rate loans to current market rates. The average tax-equivalent yield on loans was 5.14% for the nine months ended March 31, 2013, compared to 5.34% for the same nine month period one year earlier.

The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $91.0 million or 51.1% to $269.0 million for the nine months ended March 31, 2013, while the interest and dividend income from those investments increased by $99,000 compared to the prior fiscal year.  The increase in average balance was primarily due to the investment of the proceeds from our Conversion at currently relatively low rates.

Interest Expense.  Interest expense for the nine months ended March 31, 2013 was $5.8 million, compared to $9.2 million for the nine months ended March 31, 2012, a decrease of $3.5 million, or 37.7%.  The decrease in interest expense occurred as a result of a $184.2 million decrease in average interest-bearing liabilities and a 26 basis point decrease in the average cost of interest-bearing liabilities to 0.68% for the nine months ended March 31, 2013, from 0.94% for the same period one year earlier.  These decreases reflect repayments upon scheduled maturity and the prepayment of all FHLB advances during the nine months ended March 31, 2013, as well as, a managed decline in certificates of deposit as our pricing decreases were designed to allow higher rate certificates of deposit to run off.

Deposit interest expense decreased $2.6 million, or 32.3%, to $5.5 million for the nine months ended March 31, 2013 compared to $8.1 million for the same nine month period in the prior fiscal year primarily as a result of a $147.8 million decrease in the average balance of certificates of deposit and a 16 basis point decrease in the rate paid on  these deposits.  In addition, the cost of our money market accounts declined $418,000 due a 23 basis point decrease in the rate paid on these deposits compared to the same period last year. Average borrowings decreased to $13.9 million for the nine months ended March 31, 2013, from $95.7 million for the nine months ended March 31, 2012, while the average rate paid on borrowings increased to 2.69% in the current nine month period from 1.61% for the nine months ended March 31, 2012. This increase in the average rate paid on borrowings was primarily a result of the repayment of $75.0 million in lower-rate, short-term advances during the first quarter of the fiscal year.

Provision for Loan Losses.  During the nine months ended March 31, 2013, the provision for loan losses was $2.3 million, compared to $13.6 million for the nine months ended March 31, 2012, a decrease of $11.3 million or 83.1%.  The decrease in the provision was primarily due to significantly lower net loan charge-offs, which decreased $23.2 million, or 84.1%, to $4.4 million during the first nine month period of fiscal 2013 compared to $27.6 million for the same period in the prior fiscal year. In addition, the commercial loan segment provision for loan losses decreased for the nine months ended March 31, 2013 due primarily to decreases in higher risk commercial construction and development and commercial real estate loan balances.

 Noninterest Income.  Noninterest income was $7.8 million for the nine months ended March 31, 2013, compared to $7.6 million for the same nine month period in the prior fiscal year.  Mortgage banking income and fees increased $1.2 million for the nine months ended March 31, 2013 as proceeds from loans held for sale increased to $183.4 million from $143.0 million for the nine months ended March 31, 2013 and 2012, respectively.  Mortgage banking loan origination volume remains favorable from a historical perspective as a result of continuing loan refinancing due to very low mortgage interest rates. Gain on sale of fixed assets decreased $1.2 million due to the sale of a branch office during the same period in the prior fiscal year.  Other noninterest income net increased $353,000 for the nine months ended March 31, 2013 as compared to the same period last year primarily due to income from additional bank-owned life insurance purchased since March 31, 2012.

Noninterest Expense.  Noninterest expense for the nine months ended March 31, 2013 increased $5.6 million or 16.8% to $38.8 million compared to $33.2 million for the nine months ended March 31, 2012.  This increase was primarily related to $3.1 million in prepayment penalties on FHLB borrowings repaid during the current nine month period and a $3.3 million, or 20.5%, increase in salaries and employee benefits as compared to the same period in the prior fiscal year. Salaries and employee benefits increased as a direct result of hiring an additional 35 full time employees (primarily in mortgage banking, credit administration, and regulatory compliance) coupled with additional expense related to the Company’s new ESOP and 2013 Omnibus Incentive Plan. Noninterest expenses as a percentage of average assets increased to 3.22% for the nine months ended March 31, 2013, as compared to 2.79% for the same period one year earlier.

Income Taxes.  For the nine months ended March 31, 2013, we recorded income tax expense of $788,000 which was an effective tax rate of 11.55%, compared to a benefit of $496,000 for the nine months ended March 31, 2012. This increase was primarily due to higher pretax income.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business.  We rely on a number of different sources in order to meet our potential liquidity demands.  The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements.  As of March 31, 2013, HomeTrust Bank had an additional borrowing capacity of $242.8 million with the Federal Home Loan Bank of Atlanta, a $145.5 million line of credit with the Federal Reserve Bank of Richmond and a $5.0 million line of credit with another unaffiliated bank.  At March 31, 2013, we had no Federal Home Loan Bank advances outstanding and nothing outstanding under our other lines of credit.  Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity.  Management believes that our security portfolio is of high quality and the securities would therefore be marketable.  In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.  From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At March 31, 2013 brokered deposits totaled $12.7 million or 1.1% of total deposits.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.  HomeTrust on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. HomeTrust’s primary source of funds consists of the net proceeds retained by HomeTrust from the Conversion. We also have the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2013, the Company (on an unconsolidated basis) had liquid assets of $46.7 million.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2013, the total approved loan commitments and unused lines of credit outstanding amounted to $37.7 million and $181.2 million, respectively, as compared to $59.7 million and $154.3 million, respectively, as of June 30, 2012.  Certificates of deposit scheduled to mature in one year or less at March 31, 2013, totaled $392.8 million, including $2.7 million of brokered certificates of deposit. It is management's policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

During the nine months ended March 31, 2013, cash and cash equivalents decreased $93.0 million, or 41.4%, from $224.8 million as of June 30, 2012 to $131.8 million as of March 31, 2013 primarily due to the refunding of $76.0 million in funds held on deposit for orders to purchase shares of the Company’s common stock in its recent oversubscribed Conversion. Cash used for financing activities of $132.3 million was partially offset by cash provided by operating activities of $17.4 million and by investing activities of $21.8 million.  Primary sources of cash for the nine months ended March 31, 2013 included proceeds from the Conversion of $208.2 million, a net decrease in portfolio loans of $48.0 million, and proceeds from the sale of real estate owned of $7.7 million.  Primary uses of cash during the period included a $299.8 million decrease in net deposits and the purchase of certificates of deposit in other banks, net of maturities, of $24.3 million. The decrease in net deposits was primarily due to the reduction of $264.2 million in funds held on deposit at June 30, 2012 for orders to purchase shares of the Company’s common stock.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the three months or nine months ended March 31, 2013, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at March 31, 2013, is as follows (in thousands):

Commitments to make loans	$37.7
Unused lines of credit	181.2
Total loan commitments	$218.9

Capital Resources

At March 31, 2013, equity totaled $372.1 million.  Management monitors the capital levels of the Company to provide for current and future business opportunities and to ensure HomeTrust Bank meets regulatory guidelines for “well-capitalized” institutions.  HomeTrust Bank is subject to minimum capital requirements imposed by the OCC.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on HomeTrust Bank’s financial statements. As of March 31, 2013, HomeTrust Bank was “well-capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” HomeTrust Bank must maintain the minimum capital ratios set forth in the table below.

HomeTrust Bank’s actual and required minimum capital amounts and ratios to be categorized “adequately” and “well capitalized” are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2013:
Tier I Capital (to Total Adjusted Assets)	$223,865	14.87%	$60,229	4.00%	$75,286	5.00%
Tier I Capital (to Risk-weighted Assets)	$223,865	21.38%	$41,875	4.00%	$62,812	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$237,199	22.66%	$83,750	8.00%	$104,687	10.00%

As of June 30, 2012:
Tier I Capital (to Total Adjusted Assets)	$122,273	7.32%	$66,801	4.00%	$83,502	5.00%
Tier I Capital (to Risk-weighted Assets)	$122,273	11.18%	$43,756	4.00%	$65,634	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$136,216	12.45%	$87,512	8.00%	$109,390	10.00%

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

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2013, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2013, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company believes that the lawsuit is without merit and intends to defend itself vigorously; however, there can be no assurance that the Company will successfully defend or resolve this litigation matter. Based on the information available to the Company’s litigation counsel at this time, they believe that the claims in this case are legally and factually without merit.  Because this lawsuit is still in discovery, such counsel is unable to give an opinion at this time as to the likely outcome. Management, after review with its legal counsel, is of the opinion that this litigation should not have a material effect on the Company’s financial position or results of operations, although new developments could result in management modifying its assessment.

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

Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

The table below sets forth information regarding HomeTrust Bancshares' common stock repurchase plan which was approved by its Board of Directors.  On February 14, 2013, HomeTrust Bancshares announced its intention to repurchase up to 846,400 shares of its outstanding common stock.  The Company's Board of Directors approved the repurchase program in order to fund the restricted stock portion of the Company's 2013 Omnibus Incentive Plan, which was approved at the Company's annual meeting of stockholders held on January 17, 2013.

			Total Number	Maximum
			Of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	Of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
Jan 1 – Mar 31	306,217	$15.54	306,217	540,183

Total	306,217	$15.54	306,217	540,183

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

HomeTrust Bancshares, Inc.

Date: May 14, 2013	By:	/s/ F. Edward Broadwell
F. Edward Broadwell
Chairman and Chief Executive Officer
(Duly Authorized Officer)

Date: May 14, 2013	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Charter of HomeTrust Bancshares, Inc.	*
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.’s Junior Participating Preferred Stock, Series A	**
3.3	Bylaws of HomeTrust Bancshares, Inc.	***
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Registrar and Transfer Company, as Rights Agent	**
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	*
10.2	Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	*
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon, Howard L. Sellinger and Charles I. Abbitt, Jr.	*
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	****
10.5	Employment Agreement between HomeTrust Bank and Sidney A.Biesecker	*
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	*
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	*
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	*
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	*
10.7C	SERP Joinder Agreement for Tony J. VunCannon	*
10.7D	SERP Joinder Agreement for Howard L. Sellinger	*
10.7E	SERP Joinder Agreement for Stan Allen	*
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	*
10.7G	SERP Joinder Agreement for Peggy C. Melville	*
10.7H	SERP Joinder Agreement for William T. Flynt	*
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	*****
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	*
10.8A	Director Emeritus Plan Joinder Agreement for Franklin V. Beam	*
10.8B	Director Emeritus Plan Joinder Agreement for William T. Flynt	*
10.8C	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	*
10.8D	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	*
10.8E	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	*
10.8F	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	*
10.8G	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	*
10.8H	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	*
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	*
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	*
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	*
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	****
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	******
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	*******
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	*******
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	*******
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	*******
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	*******
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .	31.2

32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.0
101	The following materials from HomeTrust Bancshares’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements. ********	101
_________________
*	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.
**	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).
***	Filed as an exhibit to HomeTrust Bancshares’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-35593).
****	Filed as an exhibit to HomeTrust Bancshares’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).
*****	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.
******	Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on December 5, 2012 (File No. 001-35593).
*******	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.
********
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.