Form 10-K
period 2013-06-30
HomeTrust Bancshares, Inc.
filed 2013-09-13
CIK 1538263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

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

Large Accelerated Filer [ ]	Accelerated Filer [X]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X].

As of September 6, 2013, there were issued and outstanding 20,301,359 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock as of December 31, 2012, was $271.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

HOMETRUST BANCSHARES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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

PART I
Item 1. Business

General

HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the bank holding company for HomeTrust Bank in connection with HomeTrust Bank’s conversion from mutual to stock form, which was completed on July 10, 2012 (the “Conversion”). In connection with the Conversion, HomeTrust Bancshares issued an aggregate of 21,160,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $211.6 million. HomeTrust Bancshares received $208.4 million in net proceeds from the stock offering of which $104.2 million or 50% of the net proceeds were contributed to HomeTrust Bank upon completion of the Conversion. HomeTrust Bancshares’ business activities generally are limited to passive investment activities and oversight of its investment in HomeTrust Bank. HomeTrust Bank is the largest thrift headquartered in North Carolina and the fourteenth largest banking institution headquartered in North Carolina based on asset size. Our headquarters is located in Asheville, North Carolina.

HomeTrust Bancshares is a bank holding company and is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). HomeTrust Bank is regulated by the OCC, its primary federal regulator, and by the Federal Deposit Insurance Corporation (“FDIC”), the insurer of its deposits. HomeTrust Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB” or “FHLB of Atlanta”), which is one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB System”).  At June 30, 2013, HomeTrust Bank had total assets of $1.58 billion, total deposits of $1.15 billion and total stockholders' equity of $367.5 million.

HomeTrust Bank was originally chartered in 1926, in Clyde, North Carolina, as Clyde Building & Loan Association. We expanded our product offerings over the years and changed our name to Clyde Savings Bank. As we continued to grow beyond a single market area, on July 22, 2003, we rebranded by changing our name to HomeTrust Bank.

In 1996, HomeTrust Bank’s board of directors and executive management implemented their vision of a new banking partnership which is branded as the HomeTrust Banking Partnership. Our mission has been to create a unique partnership, where hometown community banks could combine their financial resources to achieve our shared vision. Together, we can better respond to the continuous changes in the banking industry and offer all the products, services and technology needed to be relevant and competitive in all of our communities- while better preserving our hometown values and culture focused on building caring relationships with our employees, customers and communities while delivering on our brand promise that “It’s Just Better Here.”

Between fiscal years 1996 and 2011, five hometown mutual saving banks joined the HomeTrust Banking Partnership. In addition, in 2007 we formed a de novo branch, known as the Rutherford County Bank, as another partner. Each now operates as a banking division of HomeTrust Bank with a local management team, board of directors and employees. HomeTrust Bank and its banking divisions, which we sometimes refer to as “partner banks”, are set forth below:

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

Brought together by shared values, trust and mutual respect, these partner banks have combined their resources to build a technology and operations center, develop new products and services for retail and business customers and seek to achieve organic growth by attracting new loan customers and related core deposits in the communities they serve. Through the HomeTrust Banking Partnership, we created a more efficient operating structure with greater capabilities to compete with larger, out of town competitors.

At June 30, 2013 we had 20 banking offices serving nine counties in Western North Carolina and the “Piedmont” region of North Carolina. We intend to expand through organic growth and through the acquisition of other community financial institutions and/or bank branches. Our goal is to continue to enhance our franchise value and earnings through strategic, planned growth in our banking operations, while maintaining the community-focused, relationship style of exceptional customer service that has differentiated our brand and characterized our success to date. As part of this strategy, on July 31, 2013, we completed our acquisition of BankGreenville Financial Corporation (“BankGreenville”), holding company for BankGreenville, with one office in Greenville, South Carolina.

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

Recent Developments

On July 31, 2013, the Company completed its acquisition of BankGreenville with the Company as the surviving entity. Under the terms of the merger agreement, BankGreenville shareholders received $6.63 per share in cash consideration, representing approximately $7.8 million of aggregate deal consideration. Additional contingent cash consideration of up to $0.75 per share (or approximately $885,000) may be realized at the expiration of twenty four months following the closing of this transaction. The contingent consideration is based on the performance of a select pool of loans totaling approximately $8.0 million. BankGreenville reported total assets of $105.1 million, total deposits of $90.0 million, and stockholders’ equity of $9.6 million at June 30, 2013.

Market Areas

Through our seven banking divisions we operate in nine counties in North Carolina, three of which, Buncombe, Haywood and Henderson Counties, are located in the Asheville, North Carolina, metropolitan area. Asheville is the county seat of Buncombe County, North Carolina and we consider Buncombe, Haywood, Henderson, Polk, Rutherford, western Gaston, and Cleveland Counties in Western North Carolina and Davidson and Rockingham counties in the Piedmont region of North Carolina, as well as the surrounding areas, to be our primary market areas. Asheville is situated in the Blue Ridge Mountains at the confluence of the Swannanoa River and French Broad River and is known for its natural beauty and scenic surroundings. In addition, the Asheville metropolitan area has a vibrant cultural and arts community that parallels that of many larger cities in the United States and is home to a number of historical attractions, the most prominent of which is the Biltmore Estate, a historic mansion with gardens and a winery that draws approximately one million tourists each year. Due to its scenic location and diverse cultural and historical offerings, the Asheville metropolitan area has become a popular destination for tourists, which has historically positively impacted our local economy. In addition, affordable housing prices compared to many bigger cities, combined with the region’s favorable climate, scenic surroundings and cultural attractions, have also made the Asheville metropolitan area an increasingly attractive destination for retirees seeking to relocate from other parts of the United States.

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

The Asheville Economic Development Coalition and Chamber of Commerce are actively pursuing initiatives to attract and expand employment opportunities and economic growth to the area. On June 16, 2013, Mission Hospital, the region’s largest health care provider network, which employs more than 7,000 in the Asheville metropolitan area, announced a $350 million expansion project to build a new hospital tower. Mission Health was also recently named one of the nation’s Top 15 Health Systems by Truven Health Analytics. In addition, on June 17, 2013, GE Aviation, a company that specializes in jet engines and aircraft system production, announced it plans to break ground on a parts factory that could employ more than 340 people within five years. Due to the access to fresh mountain water, Asheville is becoming the location of choice to a growing number of breweries. Sierra Nevada is building a new production facility that will employ 90 people by early 2014. Additionally, New Belgium is planning to employ 50 people by mid- to late 2014 when its new production facility is completed.

Not unlike many areas across the country, the recent economic recession has caused the Asheville metropolitan area to experience a decline in tourism and a reduced influx of retirees from other parts of the country.  In addition, the recent economic recession has also resulted in increased job losses in the manufacturing services sector. Over the course of the past two years, the tourism industry in the Asheville metropolitan area has largely recovered, which has positively impacted the economy in a number of our local markets, such as Buncombe and Henderson Counties, which directly benefit from this industry. Based on information from the North Carolina Association of Realtors, the average existing home price in the Asheville metropolitan area in June 2013 was $258,920, a 1% increase from June 2012 and a 14% increase from June 2011. Existing home sales in the Asheville metropolitan area for June 2013 increased by 13% and 28% as compared to June 2012 and 2011, respectively.

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

Rockingham County is located in the northern part of the Piedmont region, just south of the Virginia border. Covering over 500 square miles, it is approximately a one-hour drive to the mountains in the west or a three-hour drive to North Carolina’s beaches in the east. Eden and Reidsville have a combined population of just over 30,000 persons. Reidsville is rapidly growing with a 411-acre technology and industrial park that is home to two international companies:  Albaad USA (formerly AFG Wipes and based in Israel) and AMCOR Tobacco Packaging Americas, Inc. (formerly ALCAN Packaging and based in Australia). On May 3, 2013, Albaad USA and AMCOR Tobacco Packaging Americas, Inc. announced a $1.3 million and a $9.5 million investment, respectively, in their existing facilities by the end of 2013. Businesses are attracted to the area due to its low cost of living, construction costs over 30% less than the national average and state tax credits that include a 25% credit for research and development, as well as its close proximity to Piedmont Triad International Airport and Raleigh-Durham International Airport.

There are indications over the past year that the U.S. job market, including the job market in our market areas, is improving. According to the Department of Labor, the average unemployment rate in the Asheville metropolitan area in 2012 was 7.7%, a decrease from 8.1% in 2011, a decrease from 8.6% in 2010. During 2012, the average unemployment rate for Davidson County was 10.2% as compared to 11.3% and 12.7% in 2011 and 2010, respectively. The average unemployment rate for Rockingham County in 2012 was 11.3% as compared to 12.0% and 13.1% in 2011 and 2010, respectively. In June 2013, the average unemployment rate in the Asheville metropolitan area, Davidson County, and Rockingham County was 7.1% and 9.8% and 10.3%, respectively.  In June 2013, the national and state unemployment rates were 7.6% and 9.3%, respectively. The national unemployment rates were 8.4% and 9.3%, and the state unemployment rates were 9.9% and 10.9% as of June 2012 and 2011, respectively.

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

Competition

We face strong competition in originating real estate and other loans and in attracting deposits.  Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.  Commercial and industrial loan competition is primarily from local commercial banks. We believe that we compete effectively because we consistently deliver high-quality, personal service to our customers that results in a high level of customer satisfaction. We recently added significant technology resources to expand our capabilities and increase our efficiencies in residential lending.

We attract our deposits through our branch office system. Competition for deposits is principally from other savings institutions, commercial banks and credit unions located in the same communities, as well as mutual funds and other alternative investments. We believe that we compete for deposits by offering superior service and a variety of deposit accounts at competitive rates. We also have a highly competitive suite of cash management services, technology solutions, and internal support expertise specific to the needs of small to mid-sized commercial business customers. Based on the most recent branch deposit data provided by the FDIC, HomeTrust Bank was third in share of deposits in the Asheville, North Carolina Metropolitan Statistical Area, third in deposit share in the nine counties in which we operate and had a deposit market share of 0.43% of all banks and thrifts in North Carolina.

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

	At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Retail consumer loans:
One- to four-family	$602,980	51.69%	$620,486	50.36%	$610,528	45.88%	$509,464	39.50%	$407,310	33.32%
Home equity	125,676	10.77	143,052	11.61	156,720	11.78	157,050	12.18	151,925	12.43
Construction and land/lots	51,546	4.42	53,572	4.35	68,199	5.12	79,007	6.13	79,945	6.54
Consumer	3,349	0.29	3,819	0.31	4,265	0.32	3,769	0.29	2,719	0.22
Total retail consumer loans	783,551	67.17	820,929	66.63	839,712	63.10	749,290	58.09	641,899	52.51

Commercial loans:
Commercial real estate	231,086	19.81	238,644	19.37	269,449	20.24	270,272	20.95	277,476	22.70
Construction and development	23,994	2.06	42,362	3.44	79,458	5.97	127,054	9.85	164,797	13.48
Commercial and industrial	11,452	0.98	14,578	1.18	19,250	1.45	20,117	1.56	24,157	1.98
Municipal leases	116,377	9.98	115,516	9.38	122,921	9.24	123,099	9.54	114,041	9.33
Total commercial loans	382,909	32.83	411,100	33.37	491,078	36.90	540,542	41.91	580,471	47.49

Total loans	1,166,460	100.00%	1,232,029	100.00%	1,330,790	100.00%	1,289,832	100.00%	1,222,370	100.00%

Less:
Deferred fees and discounts	(2,277)		(2,984)		(4,273)		(4,509)		(2,920)
Allowance for losses	(32,073)		(35,100)		(50,140)		(41,713)		(24,996)
Total loans receivable, net	$1,132,110		$1,193,945		$1,276,377		$1,243,610		$1,194,454

The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for loan losses) at the dates indicated.

	At June 30,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-rate loans:
Retail consumer loans:
One- to four-family	$340,399	29.18%	$329,171	26.72%	$309,602	23.26%
Home equity	711	0.06	201	0.02	100	0.01
Construction and
land/lots	30,163	2.59	24,652	2.00	29,360	2.21
Consumer	3,327	0.29	3,797	0.31	4,207	0.32
Commercial loans:
Commercial real estate	167,168	14.33	157,209	12.76	164,490	12.36
Construction and
development	15,933	1.37	21,566	1.75	29,845	2.24
Commercial and industrial	8,732	0.75	8,660	0.70	11,905	0.89
Municipal leases	116,377	9.98	115,516	9.38	122,921	9.24
Total fixed-rate loans	682,810	58.54	660,772	53.63	672,430	50.53

Adjustable-rate loans:
Retail consumer loans:
One- to four-family	262,581	22.51	291,315	23.65	300,926	22.61
Home equity	124,965	10.71	142,851	11.59	156,620	11.77
Construction and
land/lots	21,383	1.83	28,920	2.35	38,839	2.92
Consumer	22	-	22	-	58	-
Commercial loans:
Commercial real estate	63,918	5.48	81,435	6.61	104,959	7.89
Construction and
development	8,061	0.69	20,796	1.69	49,613	3.73
Commercial and industrial	2,720	0.23	5,918	0.48	7,345	0.55
Municipal leases	-	-	-	-	-	-
Total adjustable-rate loans	483,650	41.46	571,257	46.37	658,360	49.47

Total loans	1,166,460	100.00%	1,232,029	100.00%	1,330,790	100.00%

Less:
Deferred fees and discounts	(2,277)		(2,984)		(4,273)
Allowance for losses	(32,073)		(35,100)		(50,140)
Total loans receivable, net	$1,132,110		$1,193,945		$1,276,377

Loan Maturity.  The following table sets forth certain information at June 30, 2013 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Retail Consumer
	One- to Four-Family		Home Equity		Construction and land/lots		Consumer
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending June 30,
2014	$11,069	5.84%	$594	5.63%	$1,120	4.93%	$612	3.67%
2015	4,847	5.08	395	5.74	190	4.22	539	4.80
2016	7,131	5.41	1,220	5.07	731	4.62	524	3.43
2017 and 2018	15,157	5.18	9,760	4.46	287	6.85	752	3.57
2019 to 2022	95,857	4.26	45,766	4.66	3,983	5.53	176	3.09
2023 to 2027	91,297	4.29	63,071	3.95	11,671	5.88	280	4.60
2028 and following	377,622	4.55	4,870	3.94	33,564	4.49	466	17.57
Total	$602,980	4.52%	$125,676	4.27%	$51,546	4.91%	$3,349	5.77%

	Commercial Loans
	Commercial Real Estate		Construction and Development		Commercial and Industrial		Municipal Leases(1)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending June 30,
2014	$35,946	5.91%	$11,599	5.42%	$5,432	4.91%	$1,561	7.37%
2015	18,935	5.55	5,227	5.31	1,292	5.28	679	6.64
2016	19,851	5.32	2,703	4.50	891	4.93	2,889	7.22
2017 and 2018	54,123	4.70	2,280	4.16	2,573	5.02	7,380	7.45
2019 to 2022	43,583	4.75	1,326	4.64	762	4.18	18,611	7.33
2023 to 2027	37,470	4.44	188	4.77	233	3.95	34,018	7.79
2028 and following	21,178	4.45	671	4.25	269	5.71	51,239	7.59
Total	$231,086	4.96%	$23,994	5.09%	$11,452	4.93%	$116,377	7.58%

	Total
	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending June 30,
2014	$67,933	5.67%
2015	32,104	5.38
2016	35,940	5.17
2017 and 2018	92,312	4.76
2019 to 2022	210,064	4.52
2023 to 2027	238,228	4.42
2028 and following	489,879	4.59
Total	$1,166,460	4.66%

(1)	The weighted average rate of municipal loans is adjusted for a 34% federal tax rate since the interest income from these leases is tax exempt.

The total amount of loans due after June 30, 2014, which have predetermined interest rates is $638.4 million, while the total amount of loans due after such dates which have adjustable interest rates is $460.1 million.

Lending Authority.  Residential real estate loans up to $2.0 million may be approved at varying levels by certain officers of HomeTrust Bank. Our Chairman of the Board and Co-Chief Executive Officer may approve loans up to $2.0 million. Our President and Co-Chief Executive Officer may approve loans up to $1.5 million. Our Chief Risk Officer may approve loans up to $1.25 million. Loans outside our general underwriting guidelines generally must be approved by the board of directors, or our Co-Chief Executive Officers, Chief Risk Officer, Chief Banking Officer, or Credit Risk Manager. Lending authority is also granted to certain other bank officers at lower amounts, generally up to $300,000 in total credit exposure for real estate secured loan relationships, provided the loan has no policy exceptions.

Beginning in fiscal year 2008, we implemented continuously more stringent underwriting policies and procedures related to residential lending as the economy and housing market continued to deteriorate, which included an increased emphasis on a borrower’s ongoing ability to repay a loan by requiring lower debt to income ratios, higher credit scores and lower loan to value ratios than our previous lending policies had required. As a result, the percentage of one-to four-family residential loans and home equity lines of credit made to borrowers with a credit score greater than 675 has increased from 78.6% during fiscal 2007 to 94.4% during fiscal 2013. This has also resulted in a reduced percentage of loans approved as compared to loan applications, from 83.9% during fiscal 2007 to 67.2% in fiscal 2013.

At June 30, 2013, the maximum amount under federal regulation that we could lend to any one borrower and the borrower’s related entities was approximately $39.1 million. Our five largest lending relationships are with commercial borrowers and totaled approximately $38.1 million in the aggregate, or 3.4% of our $1.13 billion net loan portfolio at June 30, 2013. The largest lending relationship at June 30, 2013 consisted of approximately $18.3 million in twenty loans. The largest loan in this relationship had an outstanding balance of $3.0 million as of June 30, 2013 and was secured by a non-owner-occupied retail property located in Buncombe County. The remaining relationship exposure primarily consisted of various non-owner-occupied commercial real estate properties located throughout Buncombe County, and owner-occupied residential property located in Buncombe County, NC. At June 30, 2013 these loans were performing in accordance with their original repayment terms.

The second largest lending relationship at June 30, 2013 was approximately $5.3 million consisting of eight loans, the largest of which is a $2.3 million loan secured by three non-owner-occupied retail buildings and land. The remaining loans are secured by additional liens on the above mentioned collateral, an owner-occupied residence, a multiunit retail center, and cash. All properties securing the loans are located in Buncombe County, NC. As of June 30, 2013, all loans in the relationship were performing in accordance with their original repayment terms.

The third largest lending relationship at June 30, 2013 was approximately $5.2 million consisting of two leases, the largest of which was a $3.3 million lease secured by three fire station buildings, a heavy rescue vehicle, two fire trucks, and affiliated machinery and equipment. The remaining lease is secured by two fire substations, two fire trucks and affiliated machinery and equipment, land, and two squad trucks. All collateral is located in Chatham County, NC. As of June 30, 2013 these leases were performing in accordance with their original repayment terms.

The fourth largest lending relationship at June 30, 2013 was approximately $5.0 million consisting of nine loans. The largest loan in the relationship was a $1.9 million loan secured by a non-owner-occupied medical office building. Four loans totaling $3.0 million are secured by an additional four non-owner-occupied medical office buildings. The remaining loans are secured by owner-occupied residences. All properties securing these loans are located in Cleveland County, NC. At June 30, 2013 these loans were performing in accordance with their original repayment terms.

The fifth largest lending relationship at June 30, 2013 was $4.3 million, consisting of one loan secured by a leasehold mortgage interest in an anchored multiunit retail center located in Jackson County, NC. As of June 30, 2013 this loan was performing in accordance with its original repayment terms.

At June 30, 2013, we had 32 additional relationships that exceeded $2.0 million, for a total of $82.9 million.

Retail Consumer Loans

One-to Four-Family Real Estate Lending. We originate loans secured by first mortgages on one-to four-family residences typically for the purchase or refinance of owner-occupied primary or secondary residences located primarily in our market areas. We originate one-to four-family residential mortgage loans primarily through referrals from real estate agents, builders and from existing customers. Walk-in customers are also important sources of loan originations. At June 30, 2013, $603.0 million, or 51.7%, of our loan portfolio consisted of loans secured by one-to four-family residences.

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

The majority of our one-to four-family residential loans are originated with fixed rates and have terms of ten to 30 years. At June 30, 2013 our one-to four-family residential loan portfolio included $340.4 million in fixed rate loans, of which $100.2 million were ten year fixed rate loans. We generally originate fixed rate mortgage loans with terms greater than fifteen years for sale to various secondary market investors on a servicing released basis. We also originate adjustable-rate mortgage, or ARM, loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin. Most of our ARM loans are hybrid loans, which after an initial fixed rate period of one, five or seven years will convert to an annual adjustable interest rate for the remaining term of the loan. Our ARM loans have terms up to 30 years. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our asset/liability management objectives. Our ARM loans generally have a floor interest rate set at the initial interest rate, and a cap of two percentage points on rate adjustments during any one year and six percentage points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.

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

Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average size of our one-to four-family residential loans was $108,000 at June 30, 2013.

A portion of our loans are “non-conforming” because they do not satisfy credit or other requirements because of personal and financial reasons (i.e. divorce, bankruptcy, length of time employed, etc.), and other requirements, imposed by secondary market purchasers. Many of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy a need in our local market areas. As a result, subject to market conditions, we intend to continue to originate these types of loans.

Property appraisals on real estate securing our one-to four-family loans in excess of $250,000 that are not originated for sale are made by a state-licensed or state-certified independent appraiser approved by the board of directors. Appraisals are performed in accordance with applicable regulations and policies. For loans that are less than $250,000, we may use the tax assessed value, broker price opinions, and/or a property inspection in lieu of an appraisal. We generally require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to four-family loans. We do not originate permanent one-to four- family mortgage loans with a negatively amortizing payment schedule, and currently do not offer interest-only mortgage loans. We have not typically originated stated income or low or no documentation one-to four- family loans. At June 30, 2013, $3.4 million of our one-to four-family loans were interest-only.

At June 30, 2013, $88.4 million of our one-to four-family loan portfolio consisted of loans secured by non-owner occupied residential properties. Loans secured by residential rental properties represent a unique credit risk to us and, as a result, we adhere to specific underwriting guidelines for such loans. Additionally, we have established specific loan portfolio concentration limits for loans secured by residential rental property to prevent excessive credit risk that could result from an elevated concentration of these loans. A primary risk factor in non-owner occupied residential real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the successful operation and management of the properties, as well as, the ability of tenants to pay rent. As a result, repayment of such loans may be subject to adverse economic conditions and unemployment trends, and may be sensitive to changes in the supply and demand for such properties. We consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases. We periodically monitor the performance and cash flow sufficiency of certain residential rental property borrowers based on a number of factors such as loan performance, loan size, total borrower credit exposure, and risk grade.

Home Equity Lines of Credit.  Our home equity loans, consisting of adjustable-rate lines of credit, have been the second largest component of our retail loan portfolio over the past several years. At June 30, 2013, home equity lines of credit totaled $125.7 million or 10.8% of our loan portfolio of which $45.5 million was secured by a first lien on owner-occupied residential property. The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, typically up to 85% of the value of the property securing the loan (less any prior mortgage loans). Home equity lines of credit are originated with an adjustable-rate of interest, based on The Wall Street Journal prime rate plus a margin. Currently, our home equity line of credit floor interest rate is dependent on the overall loan to value, and has a cap of 18% above the floor rate over the life of the loan. Home equity lines of credit generally have up to a fifteen-year draw period and amounts may be reborrowed after payment at any time during the draw period. Once the draw period has lapsed, the payment is amortized over a fifteen year period based on the loan balance at that time. At June 30, 2013, unfunded commitments on these lines of credit totaled $135.2 million.

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

At June 30, 2013, our construction and land/lot loan portfolio was $51.5 million compared to $53.6 million at June 30, 2012 and $68.2 million at June 30, 2011. At June 30, 2013, unfunded loan commitments totaled $24.7 million, compared to $13.5 million at June 30, 2012. Construction-to-permanent loans are made for the construction of a one-to four-family property which is intended to be occupied by the borrower as either a primary or secondary residence. Construction-to-permanent loans are originated to the homeowner rather than the homebuilder and are structured to be converted to a first lien fixed or adjustable rate permanent loan at the completion of the construction phase. We do not originate construction phase only or junior lien construction-to-permanent loans. The permanent loan is generally underwritten to the same standards as our one-to four-family residential loans and may be held by us for portfolio investment or sold in the secondary market. At June 30, 2013 our construction-to-permanent loans totaled $24.0 million and the average loan size was $134,000. During the construction phase, which typically lasts for six to twelve months, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in monthly draws during the construction period.  Loan proceeds are disbursed based on a percentage of completion. Construction-to-permanent loans require payment of interest only during the construction phase. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. Construction loans may be originated up to 95% of the cost or of the appraised value upon completion, whichever is less; however, we generally do not originate construction loans which exceed the lower of 80% loan to cost or appraised value without securing adequate private mortgage insurance or other form of credit enhancement such as the Federal Housing Administration or other governmental guarantee. We also require general liability, builder’s risk hazard insurance, title insurance, and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) on all construction loans. Subject to market conditions, we expect this type of lending to continue and grow as the economy improves. At June 30, 2013, the largest construction to permanent loan had an outstanding balance of $525,000 and was performing according to the original repayment terms.

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

Land/lot loans are typically originated in an amount up to 70% of the lower of the purchase price or appraisal, are secured by a first lien on the property, for up to a 20 year term, require payments of interest only and are structured with an adjustable rate of interest on terms similar to our one-to four-family residential mortgage loans. At June 30, 2013, our land/lot loans totaled $27.6 million and the average land/lot loan size was $68,000. At June 30, 2013, the largest land/lot loan had an outstanding balance of $934,000 and was performing according to the original repayment terms.

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

Consumer Lending.  Our consumer loans consist principally of loans secured by savings deposits; however, we also originate automobile loans and other consumer loans. At June 30, 2013, our consumer loans totaled $3.3 million, or less than 1% of our loan portfolio. We originate our consumer loans primarily in our market areas.

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

Commercial Loans

Commercial Real Estate Lending.  We originate commercial real estate loans, including loans secured by hotels, office space, office/warehouse, retail strip centers, vehicle dealerships, mini-storage facilities, medical and professional buildings, retail sites and churches located in our market areas. As of June 30, 2013, $231.1 million or 19.8% of our total loan portfolio was secured by commercial real estate property, including multifamily loans totaling $23.8 million, or 2.0% of our total loan portfolio. Of that amount, $101.5 million was identified as owner occupied commercial real estate, and the remainder of $129.6 million was secured by income producing, or non-owner-occupied commercial real estate.  Commercial real estate loans generally are priced at a higher rate of interest than one- to four-family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one- to four-family residential loans. Often payments on loans secured by commercial or multi-family properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.

The average outstanding loan size in our commercial real estate portfolio was $301,000 as of June 30, 2013. We target individual commercial real estate loans between $250,000 and $2.5 million to small and mid-size owner occupants and investors in our market areas. At June 30, 2013, the largest commercial real estate loan in our portfolio was a $4.3 million loan secured by a leasehold deed of trust on an anchored retail shopping center and three contiguous out parcels located in Jackson County, North Carolina. Our largest multi-family loan as of June 30, 2013 was a multi-unit apartment building with an outstanding balance of $1.6 million located in Haywood County, North Carolina. These loans were performing according to their original repayment terms as of June 30, 2013.

We offer both fixed and adjustable rate commercial real estate loans.  Our commercial real estate mortgage loans generally include a balloon maturity of five years or less. Amortization terms are generally limited to 20 years. Adjustable rate based loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, plus or minus an interest rate margin and rates generally adjust daily. The maximum loan to value ratio for commercial real estate loans is generally up to 80% on purchases and refinances. We require appraisals of all non-owner occupied commercial real estate securing loans in excess of $250,000, and all owner-occupied commercial real estate securing loans in excess of $500,000, performed by independent appraisers. For loans less than these amounts, we may use the tax assessed value, broker price opinions, and/or a property inspection in lieu of an appraisal.

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

Construction and Development Lending. For many years, we had been an active originator of commercial real estate construction loans in our market areas to builders; however, as housing markets weakened in recent years we significantly reduced our origination of new construction and development loans. Our construction and development loans are predominately for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes and for the future construction of speculative one-to-four-family or commercial real estate. We also originate construction loans for the development of business properties and multi-family dwellings. All of our construction and development loans were made on properties located in North Carolina.

We have worked diligently to manage our construction and development loan portfolio and have continued to be successful at reducing our overall exposure to construction and development loans. At June 30, 2013, the balance of our construction and development loan portfolio was $24.0 million compared to $42.4 million at June 30, 2012. At June 30, 2013 $5.3 million or 22.1% of our construction and development loans required interest-only payments. Unfunded commitments at June 30, 2013 totaled $2.3 million compared to $1.4 million at June 30, 2012 and $4.8 million at June 30, 2011. We have virtually ceased the origination of new speculative construction and development loans related to residential properties except for loan renewals and on a very limited basis to select borrowers with whom we have long-standing lending relationships. The majority of these loans were for the speculative construction of residential properties, improved lots or development of land into residential lots and were originated prior to June 30, 2008. Currently, only the board of directors and certain senior officers are authorized to approve speculative one-to-four-family construction loans or loans for the development of land into residential lots.

Since fiscal 2009 we have not originated a significant amount of builder construction loans to fund the speculative construction of one- to four-family residential properties. These homes typically have an average price ranging from $200,000 to $500,000. Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either us or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to fund the debt service on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant period of time after the completion of construction, until a home buyer is identified. Loans to finance the construction of speculative single-family homes and subdivisions were generally offered to experienced builders in our primary market areas. All builders are qualified using the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and sale of the project. These loans require payment of interest-only during the construction phase. At June 30, 2013, loans for the speculative construction of single family properties totaled $4.8 million compared to $15.9 million at June 30, 2012 and $12.2 million at June 30, 2011. At June 30, 2013, we had one borrower with aggregate outstanding loan balances of more than $1.5 million, which totaled $1.6 million and were secured by properties located in our market areas. At June 30, 2013, six speculative construction loans totaling $1.6 million were on non-accrual status.

Land acquisition and development loans are included in the construction and development loan portfolio, and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchase and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sale to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans. Strong demand for housing led to loan growth in this category in recent years. However, the recent downturn in real estate has slowed lot and home sales within our market areas. This has impacted certain developers by lengthening the marketing period of their projects and negatively affecting borrower’s liquidity and collateral values. We have focused on reducing these loans during the past three fiscal years and plan to continue to reduce these portfolios.

Land acquisition and development loans are generally secured by property in our primary market areas. In addition, these loans are secured by a first lien on the property, are generally limited up to 65% of the lower of the acquisition price or the appraised value of the land and generally have a maximum amortization term of 10 years with a balloon maturity of up to three years. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste. At June 30, 2013, our land acquisition and development loans in our commercial construction and development portfolio totaled $18.3 million. The largest land acquisition and development loan had an outstanding balance at June 30, 2013 of $1.9 million and was performing according to its repayment terms. The subject loan is secured by property located in Buncombe County, North Carolina. At June

30, 2013, 41 land acquisition and development loans totaling $8.6 million were on non-accrual status. We are currently not originating new loans for the speculative purchase, refinance, or development of land other than loan renewals.

We have made construction loans for commercial development projects. These projects include multi-family, apartment, retail, office/warehouse and office buildings. We generally do not originate commercial real estate construction loans without a satisfactory permanent financing (“take-out”) commitment or non-contingent arm’s length purchase contract from a reputable lender or qualified purchaser. Commercial construction and construction to permanent loans are offered on an adjustable interest rate or fixed interest rate basis. Adjustable interest rate based loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, plus or minus an interest rate margin. The initial construction period is generally limited to twelve months from the date of origination, and amortization terms are generally limited to 20 years; however, amortization terms of up to 25 years may be available for certain property types based on elevated underwriting and qualification criteria. Construction to permanent loans generally include a balloon maturity of five years or less; however, balloon maturities of greater than five years are allowed on a limited basis depending on factors such as property type, amortization term, lease terms, pricing, or the availability of credit enhancements. Construction loan proceeds are disbursed commensurate with the percentage of completion of work in place, as documented by periodic internal or third party inspections. The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised post-construction value. Disbursement of funds is at our sole discretion and is based on the progress of construction. At June 30, 2013 we had $952,000 of non-residential construction loans included in our commercial construction and development loan portfolio.

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

Construction and development lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than the rates and fees generated by its single-family permanent mortgage lending. Construction lending, however, generally involves a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project, as well as the time needed to sell the property at completion. The nature of these loans is such that they are generally more difficult to evaluate and monitor. Because of the uncertainties inherent in estimating construction costs, as well as, the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. Land acquisition and development loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by the supply and demand conditions. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

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

Commercial and industrial loans typically have shorter maturity terms and higher interest rates than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market areas. At June 30, 2013, commercial and industrial loans totaled $11.5 million, which represented 1.0% of our total loan portfolio. Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.

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

At June 30, 2013, municipal leases totaled $116.4 million, which represented 10.0% of our total loan portfolio. At that date, $64.5 million, or 56.6% of our municipal leases were secured by fire trucks, $15.1 million, or 13.2%, were secured by firehouses, $29.4 million or 25.8%, were secured by both with the remaining $5.0 million or 4.4% secured by miscellaneous firefighting equipment. At June 30, 2013, the average outstanding municipal lease size was $318,000. These loans are our highest yielding loans since the interest earned is tax-exempt and this portfolio has the lowest delinquency rate of any of our loan types.

Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for such purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2013, $3.0 million of our municipal leases contained a non-appropriation clause.

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market area. Demand is affected by competition and the interest rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. We do not generally purchase loans or loan participations except for leases. We actively sell the majority of our long-term fixed-rate residential first mortgage loans to the secondary market at the time of origination and retain our adjustable rate residential mortgages and fixed rate mortgages with terms to maturity less than 15 years and other consumer and commercial loans. During the years ended June 30, 2013 and 2012 we sold $227.1 million and $191.4 million, respectively, in whole loans to the secondary market. We release the servicing on the loans we sell into the secondary market. Loans are generally sold on a non-recourse basis.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Years Ended June 30,
	2013	2012	2011
	(In thousands)
Originations by type:
Retail consumer:
One- to four-family	$347,925	$330,106	$307,613
Home equity	13,716	17,782	27,762
Construction and land/lots	35,907	33,668	41,704
Consumer	2,123	2,963	3,734

Commercial loans:
Commercial real estate	28,649	16,008	26,251
Construction and development	3,971	1,636	10,976
Commercial and industrial	4,013	2,993	6,757
Total loans originated	$436,304	$405,156	$424,797

Purchases:
Commercial loans:
Commercial real estate	$205	$580	$571
Municipal leases	23,540	16,428	15,390
Loans acquired through business combination	-	-	59,037
Total loans purchased or acquired	$23,745	$17,008	$74,998

Sales and repayments:
One- to four-family sales	$227,117	$192,383	$157,280
Home equity	141	95	-
Commercial real estate	827	534	-
Construction and development	500	6,273	-
Total sales	228,585	199,285	157,280
Principal repayments	297,033	315,423	303,747
Total reductions	$525,618	$514,708	$461,027
Net increase (decrease)	$(65,569)	$(92,544)	$38,768

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

Delinquent consumer loans are handled in a similar manner, except that late notices are sent at 30 days after the due date. Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws, as well as, other applicable laws and the determination by us that it would be beneficial from a cost basis.

Delinquent commercial loans are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. The collections department also works with the commercial loan officers to see that the necessary steps are taken to collect delinquent loans, while ensuring that standard delinquency notices and letters are mailed to the borrower. No later than 90 days past the due date, a collection officer takes over the loan for further collection activities. In addition, we have a management loan committee that meets as needed and reviews past due and classified commercial real estate loans, as well as, other loans that management believes may present possible collection problems. If an acceptable workout of a delinquent commercial loan cannot be reached, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.

The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 2013.

	Loans Delinquent For:
							Total Loans Delinquent
	30-89 Days			90 Days and Over			30 Days or More
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in thousands)
Retail consumer loans:
One-to four-family	77	$7,056	1.17%	104	$8,906	1.48%	181	$15,962	2.65%
Home equity	12	450	0.36%	27	1,656	1.32%	39	2,106	1.68%
Construction and land/lots	8	242	0.47%	13	429	0.83%	21	671	1.30%
Consumer	6	4	0.12%	8	35	1.05%	14	39	1.16%
Commercial loans:
Commercial real estate	12	3,805	1.65%	12	7,085	3.07%	24	10,890	4.71%
Construction and development	0	-	-%	17	5,420	22.59%	17	5,420	22.59%
Commercial and industrial	5	193	1.69%	9	172	1.50%	14	365	3.19%
Municipal leases	0	-	-%	0	-	-%	0	-	-%
Total	120	$11,750	1.01%	190	$23,703	2.03%	310	$35,453	3.04%

Non-performing Assets.  Non-performing assets remained unchanged at $80.3 million, or 5.1% and 4.7% of total assets at June 30, 2013 and 2012, respectively increasing from $62.3 million, or 3.81% of total assets at June 30, 2011. Slow sales and excess inventory in most housing markets, along with declines in property values, have been the primary cause of the elevated levels of delinquencies and foreclosures in recent years, particularly for construction and development loans, which, including related real estate owned and other foreclosed assets (“REO”), represented $11.7 million, or 14.6% of our non-performing assets at June 30, 2013. In addition, during the year ended June 30, 2012 we reclassified $25.7 million of impaired loans from impaired loans still accruing interest to non-accruing loans pursuant to regulatory guidance. At June 30, 2013, $39.6 million or 57.7% of total non-accruing loans were current on their loan payments.

Although economic conditions have improved since the recent recession resulting in a material decrease in our provision for loan losses in recent periods, the pace of recovery has been modest and uneven and ongoing stress in the economy, reflected in high unemployment, tepid consumer spending, modest loan demand and very low interest rates, will likely continue to create a challenging operating environment going forward. Nonetheless, over the past year we have significantly improved our risk profile by aggressively managing and reducing our problem assets, and our total construction and development loans outstanding have declined substantially. We continue to believe our level of non-performing assets is manageable, and we believe that we have sufficient capital and human resources to manage the collection of our one- to four-family residential construction and related land and land development loans and other non-performing assets in an orderly fashion. However, our operating results will continue to be adversely impacted until we are able to significantly reduce the level of our non-performing assets.

Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. Troubled debt restructurings are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. During the fiscal year ended June 30, 2013, 149 loans for $11.7 million were modified from their original terms and were identified in our asset quality reports as a troubled debt restructuring. This compares to 88 loans for

$24.4 million that were modified in the fiscal year ended June 30, 2012. As of June 30, 2013, the outstanding balance of troubled debt restructured loans was $44.1 million, comprised of 341 loans as compared to $48.7 million comprised of 239 loans at June 30, 2012. Although economic conditions have improved since the recent recession resulting in a material decrease in our provision for loan losses in recent periods, the pace of recovery has been modest and uneven and ongoing stress in the economy, reflected in high unemployment, tepid consumer spending, modest loan demand and very low interest rates, will likely continue to create a challenging operating environment going forward.

Once a non-accruing troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, the troubled debt restructuring is removed from nonaccrual status. At June 30, 2013, $28.8 million of troubled debt restructurings were classified as nonaccrual, including $5.2 million of construction and development loans. As of June 30, 2013, $14.0 million or 31.7% of the restructured loans have a current payment status as compared to $20.6 million or 42.3% at June 30, 2012. Performing troubled debt restructurings decreased $6.6 million or 31.9% from June 30, 2012 to June 30, 2013. Of this amount, $9.3 million performing TDRs moved to non-accruing, $1.6 million paid off, and $812,000 transferred to REO, partially offset by the addition of $7.9 million in new performing troubled debt restructurings. The table below sets forth the amounts and categories of non-performing assets.

	At June 30,
	2013	2012	2011	2010	2009
	(In thousands)
Non-accruing loans: Retail consumer loans:
One-to four-family	$29,811	$27,659	$17,821	$9,076	$8,343
Home equity	3,793	4,781	2,536	4,059	2,987
Construction and land/lots	2,172	3,437	2,766	2,549	2,638
Consumer	42	76	23	28	74
Commercial loans:
Commercial real estate	21,149	15,008	8,197	12,097	7,078
Construction and development	10,172	12,583	16,620	18,005	5,451
Commercial and industrial	1,422	637	40	-	5
Municipal leases	-	-	474	486	879
Total non-accruing loans	68,561	64,181	48,477	46,300	27,455

REO assets:
Retail consumer loans:
One-to four-family	4,276	7,297	4,299	6,764	610
Home equity	642	-	32	268	38
Construction and land/lots	1,861	1,616	1,326	416	305
Consumer	-	-	-	-	-
Commercial loans:
Commercial real estate	2,016	2,449	2,023	4,095	974
Construction and development	2,943	4,768	6,177	5,744	1,497
Commercial and industrial	-	-	-	-	-
Municipal leases	-	-	-	-	-
Total foreclosed assets	11,738	16,130	13,857	17,287	3,424

Total non-performing assets	$80,299	$80,311	$62,334	$63,587	$30,879

Total non-performing assets as a percentage of total assets	5.07%	4.67%	3.81%	3.87%	2.10%

Performing Troubled Debt Restructurings	$14,012	$20,588	$49,379	$28,655	$7,754

For the years ended June 30, 2013 and 2012, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $3.6 million and $3.1 million, respectively. The amount that was included in interest income on such loans was $6.4 million and $2.2 million, respectively. The amount included in interest income during fiscal year 2013 exceeds the amount of foregone interest in fiscal year 2013 due to interest payments received in fiscal year 2013 that related to prior periods. At June 30, 2013, $73.1 million in non-accruing loans were individually evaluated for impairment; $1.9 million of the allowance for loan losses was allocated to these individually impaired loans at period-end. A loan is impaired when it is probable, based on current information and events, that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreements. Troubled debt restructurings are also considered impaired. Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

We record REO (acquired through a lending relationship) at fair value less cost to sell on a non-recurring basis. All REO properties are recorded at amounts which are equal to the lower of the related loan balance or the fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the years ended June 30, 2013 and 2012, we recognized $1.2 million and $2.4 million, respectively, of impairment charges related to these types of assets.

Within our non-accruing loans, as of June 30, 2013 we had a total of 13 nonaccrual lending relationships, each with aggregate loan exposures in excess of $1.0 million that collectively comprised $23.6 million, or 34.4% of our total non-accruing loans. The single largest relationship was $3.2 million at that date. Our non-accruing loan exposures in excess of $1.0 million are included in the following table (dollars in thousands):

Amount	Percent of Total Non-Accruing Loans	Collateral Securing the Indebtedness	Geographic Location

$3,165	4.62%	Owner occupied commercial property	Buncombe County, NC
2,654	3.87	Non-owner occupied commercial property	Buncombe County, NC
2,412	3.52	Commercial improved land	Buncombe County, NC
2,125	3.10	Commercial unimproved land and marketable securities	Buncombe County, NC
2,001	2.92	Owner occupied commercial property	Buncombe County, NC
1,897	2.77	Speculative residential property and lots	Buncombe County, NC
1,559	2.27	Residential property	Buncombe County, NC
1,536	2.24	Non-owner occupied commercial property and residential property	Buncombe County, NC and Transylvania County, NC
1,417	2.07	Residential property	Haywood County, NC
1,357	1.98	Owner occupied commercial property	Cleveland County, NC
1,306	1.90	Speculative residential property and lots	Buncombe County, NC and Jackson County, NC
1,147	1.67	Undeveloped land	Polk County, NC
1,061	1.55	Speculative residential property	Madison County, NC and Buncombe County, NC

$23,637	34.48%

At June 30, 2013, we had $11.7 million of REO, the most significant of which is $1.6 million of undeveloped land located in Buncombe County. The second and third largest REO properties are single family homes in Buncombe County and Haywood County with book values of $796,000 and $648,000, respectively. At June 30, 2013 all other REO properties have individual book values of less than $500,000.

REO decreased $4.4 million, or 27.2%, to $11.7 million at June 30, 2013 compared to $16.1 million at June 30, 2012. The proceeds from the sale of REO for the fiscal year ended June 30, 2013 increased to $11.1 million compared to $9.7 million for the fiscal year ended June 30, 2012. This represented an increase of $1.4 million or 14.2%. The loss on sale and impairment of REO was $951,000 for the year ended June 30, 2013 compared to $3.0 million for the year ended June 30, 2012. The decrease of $2.1 million, or 68.7%, was due to fewer REO write-downs during fiscal year 2013 coupled with a $235,000 net gain on sales in fiscal 2013 compared to a $618,000 net loss on sales in fiscal 2012.

In fiscal 2013, we liquidated $23.8 million in REO based on loan values at the time of foreclosure, realizing $11.7 million in net proceeds or 49.2% of the foreclosed loan balances. As of June 30, 2013, the book value of our REO, expressed as a percentage of the related loan balances at the time the properties were transferred to REO was 75.3%. During the year ended June 30, 2013, we disposed of $6.2 million of REO in construction and development, and realized $2.1 million, which equated to 33.5% of the related loan balances at the time of foreclosure.

Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of June 30, 2013, there were 617 loans totaling $78.1 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories. These loans have been considered in management’s determination of our allowance for loan losses.

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

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at June 30, 2013, our classified assets (consisting of $105.8 million of loans and $11.7 million of REO) totaled $117.5 million and 7.4% of our assets, of which $68.6 million was included in non-accruing loans. The aggregate amounts of our classified assets and special mention loans at the dates indicated (as determined by management), were as follows:

	At June 30,
	2013	2012
	(In thousands)
Classified Assets:
Loss	$43	$29
Doubtful	9,159	5,956
Substandard – performing	36,710	52,855
– non-accruing	59,911	58,291
Total Classified Loans	105,823	117,131
Real Estate Owned	11,738	16,130
Total Classified Assets	117,561	133,261
Special Mention loans	41,402	35,067
Total Classified Assets and Special Mention Loans	$158,963	$168,328

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

Beginning in fiscal year 2009 and continuing since then throughout much of fiscal year 2012, housing markets deteriorated in many of our market areas and we experienced significantly higher levels of delinquencies and non-performing assets, primarily in our construction and land development loan portfolios. During this period, home and lot sales activity was exceptionally slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which was reflected in our increased non-performing asset totals. Further, property values generally declined, reducing the value of the collateral securing loans. In addition, other non-housing-related segments of the loan portfolio developed signs of stress and increasing levels of non-accruing loans as the effects of the recessionary economy became more evident and the pace of the recovery remained slow. As a result, during these periods our provision for loan losses was significantly higher than historical levels and our normal expectations. This higher than normal level of delinquencies and non-accruals also had a material adverse effect on operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs and valuation adjustments for REO. During fiscal 2013, home and lot sales activity and real estate values have modestly improved along with general economic conditions resulting in materially lower loan charge-offs. At June 30, 2013, our non-accruing loans increased to $68.6 million as compared to $64.2 million at June 30, 2012. Contributing to this increase were two commercial real estate loans totaling $6.0 million, including a previously classified $3.4 million commercial real estate loan for which reserves had previously been taken and a previously classified one-to-four-family loan totaling $1.4 million that became non-accruing during the year, for which reserves had previously been taken.  Although non-accruing loans increased during the year ended June 30, 2013, the percentage of our performing non-accruing loans increased significantly. At June 30, 2013, $39.6 million or 57.7% of our total non-accruing loans were current on their loan payments as compared to $28.1 million or 43.8% of total non-accruing loans at June 30, 2012. During fiscal 2013 classified assets decreased $15.7 million or 11.8% to $117.6 million and delinquent loans (loans delinquent 30 days or more) declined $9.0 million or 20.2% to $35.5 million at June 30, 2013. As a result of these factors, combined with our decreasing loan portfolio, in particular declines in commercial construction and development and commercial real estate loan balances, our provision for loan losses significantly decreased during fiscal 2013. Although we continue to actively engage our borrowers in resolving remaining problem assets, future additions to our allowance for loan losses will be meaningfully influenced by the course of recovery from the recent economic recession. We believe our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates.

There were $4.1 million and $30.6 million in net loan charge-offs during the fiscal years ended June 30, 2013 and 2012, respectively. During the year ended June 30, 2012 we charged-off specific reserves totaling $16.7 million related to impaired loans in accordance with regulatory guidance. In addition, during fiscal 2012 we reclassified $25.7 million of impaired loans from impaired loans still accruing interest to non-accruing loans pursuant to regulatory guidance. Generally, these loans were paying as agreed, except that liquidation of the underlying collateral has been significantly delayed as compared to the schedule contemplated in our initial underwriting. We evaluated the decline in collateral value for each of these loans and recorded no additional reserves related to these loans during the year ended June 30, 2013.

At June 30, 2013, our allowance for loan losses was $32.1 million or 2.8% of our total loan portfolio, and 46.8% of total non-accruing loans. Management’s estimation of an appropriate allowance for loan losses is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. The level of allowance is based on estimates and the ultimate losses may vary from these estimates. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received. In the opinion of management, the allowance, when taken as a whole, reflects estimated loan losses in our loan portfolio.

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

The following table summarizes the distribution of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:

Retail consumer loans:
One- to four-family	$15,098	51.69%	$14,557	50.36%	$14,108	45.88%	$9,188	39.50%	$5,223	33.32%
Home equity	3,827	10.77	3,531	11.61	3,710	11.78	3,251	12.18	2,588	12.43
Construction and land/lots	2,890	4.42	2,955	4.35	5,507	5.12	2,177	6.13	1,513	6.54
Consumer	138	0.29	129	0.31	213	0.32	132	0.29	389	0.22
Commercial loans:
Commercial real estate	6,583	19.81	6,454	19.37	9,427	20.24	10,668	20.95	6,385	22.70
Construction and
development	2,399	2.06	6,253	3.44	15,599	5.97	14,648	9.85	7,394	13.48
Commercial and industrial	156	0.98	315	1.18	453	1.45	411	1.56	303	1.98
Municipal leases	982	9.98	906	9.38	1,123	9.24	1,238	9.54	1,201	9.33

Total loans	$32,073	100.00%	$35,100	100.00%	$50,140	100.00%	$41,713	100.00%	$24,996	100.00%

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Years Ended June 30,
	2013	2012		2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period:	$35,100	$50,140		$41,713	$24,996	$13,623
Provision for loan losses	1,100	15,600		42,800	38,600	15,000
Charge-offs:

Retail consumer loans:
One- to four-family	1,855	9,355		3,572	8,450	158
Home equity	1,023	3,573		743	1,473	406
Construction and land/lots	770	3,690		2,510	3,275	236
Consumer	67	131		10	71	29
Total retail consumer loans	3,715	16,749		6,835	13,269	829

Commercial loans:
Commercial real estate	1,624	3,083		6,736	4,978	1,398
Construction and development	1,568	12,770		21,629	3,574	1,345
Commercial and industrial	84	210		130	299	80
Municipal leases	-	-		-	-	-
Total commercial loans	3,276	16,063		28,495	8,851	2,823
Total charge-offs	6,991	32,812		35,330	22,120	3,652

Recoveries:
Retail consumer loans:
One-to four-family	617	120		189	156	-
Home equity	95	59		31	-	-
Construction and land/lots	137	183		1	-	-
Consumer	5	-		-	27	-
Total retail consumer loans	854	362		221	183	-

Commercial loans:
Commercial real estate	252	1,202		581	13	-
Construction and development	1,656	516		48	-	-
Commercial and industrial	102	92		107	41	25
Municipal leases	-	-		-	-	-
Total commercial loans	2,010	1,810		736	54	25
Total recoveries	2,864	2,172		957	237	25

Net charge-offs	4,127	30,640		34,373	21,883	3,627

Balance at end of period	$32,073	$35,100		$50,140	$41,713	$24,996

Net charge-offs during the period to average loans outstanding during the period	0.34%	2.34	%(1)	2.59%	1.71%	0.29%

Net charge-offs during the period to average non-performing assets	4.99%	38.73	%(1)	54.59%	46.33%	19.12%

Allowance as a percentage of non- performing assets	39.94%	43.71%		80.44%	65.60%	80.95%

Allowance as a percentage of total loans (end of period)	2.75%	2.85%		3.77%	3.23%	2.04%
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

Our co-chief executive officers and chief financial officer have the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the board of directors. These officers consider various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. At June 30, 2013, our investment portfolio consisted primarily of U.S. government and agency securities, as well as, mortgage-backed securities all held as available for sale. We currently do not have any investments held to maturity or for trading.

These securities are of high quality, possess minimal credit risk and have an aggregate market value in excess of total amortized cost as of June 30, 2013. For more information, please see Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” in this report.

We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments and have no present intention to do so.  Further, we do not invest in securities which are not rated investment grade.

As a member of the FHLB of Atlanta, we had $1.9 million in stock of the FHLB of Atlanta at June 30, 2013. For the years ended June 30, 2013 and 2012, we received $83,000 and $91,000, respectively, in dividends from the FHLB of Atlanta.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. All securities at the dates indicated have been classified as available for sale. At June 30, 2013, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States government or its agencies or United States government sponsored entities.

	At June 30,
	2013		2012		2011
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available for sale:
U.S. government and federal agency	$6,000	$6,002	$6,102	$6,102	$37,494	$37,404
Mortgage-backed securities	18,794	18,748	24,958	25,233	21,535	21,612
Total securities available for sale	24,794	24,750	31,060	31,335	59,029	59,016
Federal Home Loan Bank stock	1,854	1,854	6,300	6,300	9,630	9,630
Total securities	$26,648	$26,604	$37,360	$37,635	$68,659	$68,646

The composition and contractual maturities of the investment securities portfolio as of June 30, 2013, excluding Federal Home Loan Bank stock, are indicated in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	June 30, 2013
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. government and federal agency	$-	0.00%	$6,000	0.30%	$-	0.00%	$-	0.00%	$6,000	0.30%	$6,002
Mortgage-backed securities	11	1.26%	183	5.38%	45	6.41%	18,555	1.61%	18,794	1.66%	18,748
Total investment securities	$11	1.26%	$6,183	0.45%	$45	6.41%	$18,555	1.61%	$24,794	1.33%	$24,750

Sources of Funds

General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans and funds provided from operations.

Deposits.  We offer a variety of deposit accounts with a wide range of interest rates and terms to both consumers and businesses. Our deposits consist of savings, money market and demand accounts and certificates of deposit. We solicit deposits primarily in our market areas. At June 30, 2013, 2012 and 2011, we had $16.6 million, $34.6 million, and $48.8 million in brokered deposits, respectively, which included certificates of deposit made under our participation in the Certificate of Deposit Account Registry Service® (“CDARS”). Through CDARS, we can provide a depositor the ability to place up to $50.0 million on deposit with us while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS network. In return, these financial institutions place customer funds with us on a reciprocal basis. As of June 30, 2013, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 53.2% of total deposits.

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

The following table sets forth our deposit flows during the periods indicated.

	Years Ended June 30,
	2013	2012	2011

Beginning balance	$1,466,175	$1,264,585	$1,289,549
Deposits acquired from business combination	-	-	86,460
Net deposits (withdrawals)	(318,392)	191,199	(126,299)
Interest credited	6,967	10,391	14,875
Ending balance	$1,154,750	$1,466,175	$1,264,585

Net increase (decrease)	$(311,425)	$201,590	$(24,964)

Percent increase (decrease)	(21.24)%	15.94%	(1.94)%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

	At June 30,
	2013		2012			2011
	Amount	Percent of Total	Amount		Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transactions and Savings Deposits:

Interest-bearing checking	$195,659	16.94%	$173,574		11.84%	$155,500	12.30%
Noninterest-bearing checking	60,828	5.27	57,109		3.90	48,464	3.83
Savings	82,158	7.11	347,669	(1)	23.71	75,921	6.00
Money market	275,718	23.88	257,865		17.59	247,010	19.54

Total non-certificates	$614,363	53.20%	$836,217		57.03%	$526,895	41.67%

Certificates:

0.00-0.99%	$351,093	30.40%	$320,476		21.86%	$315,962	24.99%
1.00-1.99%	126,914	10.99	205,728		14.03	240,499	19.02
2.00-2.99%	44,245	3.83	75,766		5.17	131,798	10.42
3.00-3.99%	10,815	0.94	13,688		0.93	31,263	2.47
4.00-4.99%	6,498	0.56	13,263		0.90	16,621	1.31
5.00% and over	822	0.07	1,037		0.07	1,547	0.12

Total certificates	$540,387	46.80%	$629,958		42.97%	$737,690	58.33%

Total deposits	$1,154,750	100.00%	$1,466,175		100.00%	$1,264,585	100.00%
_________________________
(1)   Includes $264.2 million of deposits held in escrow pending the close of the Conversion.

The following table shows rate and maturity information for our certificates of deposit at June 30, 2013.

	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	4.00- 4.99%	5.00% or greater	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing
in quarter ending:
September 30, 2013	$176,404	$16,065	$6,951	$535	$896	$716	$201,567	37.30%
December 31, 2013	51,366	13,660	601	764	1,173	106	67,670	12.52
March 31, 2014	46,052	12,191	512	1,432	-	-	60,187	11.14
June 30, 2014	30,724	12,592	1,472	302	-	-	45,090	8.34
September 30, 2014	12,383	10,145	2,398	42	13	-	24,981	4.62
December 31, 2014	9,008	8,065	2,810	89	-	-	19,972	3.70
March 31, 2015	9,819	6,765	2,380	-	-	-	18,964	3.51
June 30, 2015	4,334	3,943	3,750	-	-	-	12,027	2.23
September 30, 2015	3,681	4,143	5,671	560	-	-	14,055	2.60
December 31, 2015	3,072	748	10,412	-	-	-	14,232	2.63
March 31, 2016	1,617	5,662	3,565	-	-	-	10,844	2.01
June 30, 2016	962	1,010	2,994	-	-	-	4,966	0.92
Thereafter	1,671	31,925	729	7,091	4,416	-	45,832	8.48

Total	$351,093	$126,914	$44,245	$10,815	$6,498	$822	$540,387	100.00%

Percent of total	64.97%	23.49%	8.19%	2.00%	1.20%	0.15%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of June 30, 2013.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$102,483	$26,441	$22,163	$78,152	$229,239
Certificates of deposit of $100,000 or more	91,877	34,200	61,434	78,947	266,458
Public funds(1)	7,207	7,029	21,680	8,774	44,690
Total certificates of deposit	$201,567	$67,670	$105,277	$165,873	$540,387
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

We may obtain advances from the FHLB of Atlanta upon the security of certain of our mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. As of June 30, 2013, we had no FHLB advances outstanding and the ability to borrow $213.8 million. In addition to FHLB advances, at June 30, 2013 we had a $146.2 million line of credit with the Federal Reserve Bank of Richmond, subject to qualifying collateral, and a $5.0 million line of credit with another unaffiliated bank. See Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information about FHLB advances, and other borrowings.

The following tables set forth information regarding our borrowing at the end of and during the periods indicated. The tables include both long- and short-term borrowings.

	Years ended June 30,
	2013	2012	2011
	(Dollars in thousands)
Maximum balance:
Federal Home Loan Bank advances	$15,080	$111,082	$149,085
Securities sold under agreements to repurchase	8,475	8,190	9,702
Federal Reserve Bank	-	5,000	5,000

Average balances:
Federal Home Loan Bank advances	$5,378	$85,521	$122,794
Securities sold under agreements to repurchase	5,015	6,772	5,938
Federal Reserve Bank	-	13	13

Weighted average interest rate:
Federal Home Loan Bank advances	4.93%	1.77%	4.64%
Securities sold under agreements to repurchase	0.24	0.35	0.61
Federal Reserve Bank	-	0.75	0.75

	At June 30,
	2013	2012	2011
	(Dollars in thousands)

Balance outstanding at end of period:
Federal Home Loan Bank advances	$-	$15,080	$139,085
Securities sold under agreements to repurchase	-	7,185	6,193
Federal Reserve Bank	-	-	-

Weighted average interest rate of:
Federal Home Loan Bank advances	-%	4.94%	1.13%
Securities sold under agreements to repurchase	-	0.24	0.43
Federal Reserve Bank	-	-	-

Subsidiary and Other Activities

As a federally chartered savings bank, HomeTrust Bank is permitted by OCC regulations to invest up to 2% of its assets, or $30.9 million at June 30, 2013, in the stock of, or unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes. HomeTrust Bank has one operating subsidiary, Western North Carolina Service Corporation (“WNCSC”), whose primary purpose is to own several office buildings in Asheville, North Carolina which are leased to HomeTrust Bank and other tenants. Our capital investment in WNCSC as of June 30, 2013 was $696,000.

Employees

At June 30, 2013, we had a total of 316 full-time employees and 12 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. Management also considers our employees to be a great team of highly engaged, competent and caring people who effectively deliver our brand promise to customers every day that "It's Just Better Here." Their performance creates word-of-mouth referrals that result in the growth of new customers and expanded customer relationships.

Internet Website

We maintain a website with the address www.hometrustbancshares.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

HOW WE ARE REGULATED

General.  As a savings and loan holding company, HomeTrust Bancshares is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve. HomeTrust Bancshares is also subject to the rules and regulations of the SEC under the federal securities laws.

As a federal savings association, HomeTrust Bank is subject to examination and regulation primarily by the OCC and, to a lesser extent, by the FDIC. This system of regulation and supervision establishes a comprehensive framework of activities in which HomeTrust Bank may engage and is intended primarily for the protection of depositors and the FDIC deposit insurance fund. HomeTrust Bank is periodically examined by the OCC to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The OCC also regulates the branching authority of HomeTrust Bank, which generally permits nationwide branching. HomeTrust Bank’s relationship with its depositors and borrowers is regulated by federal consumer protection laws. The Consumer Financial Protection Bureau (“CFPB”) issues regulations under those laws that HomeTrust Bank must comply with. HomeTrust Bank also is regulated to a lesser extent by the Federal Reserve, which governs the reserves to be maintained against deposits and other matters. HomeTrust Bank’s relationship with its depositors and borrowers is regulated to a much lesser extent by state laws, including in matters concerning the ownership of deposit accounts and the enforceability of loan documents.

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

Financial Regulatory Reform. The Dodd-Frank Act, which was enacted in July 2010, imposed new restrictions and an expanded framework of regulatory oversight for financial entities, including depository institutions and their holding companies. Effective July 2011, it changed the jurisdictions of the federal bank regulatory agencies, transferring the regulation of federal savings associations from the Office of Thrift Supervision (“OTS”) to the OCC and transferring the regulation of savings and loan holding companies from the OTS to the Federal Reserve.

The following summarizes significant aspects of the Dodd-Frank Act that may materially affect the operations and condition of HomeTrust Bank and HomeTrust Bancshares:

•
Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. HomeTrust Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, HomeTrust Bank is generally subject to OCC supervision and enforcement with respect to its compliance with consumer financial protection laws and CFPB regulations.

•	Savings and loan holding companies, like HomeTrust Bancshares, are required to serve as a source of strength for their savings association subsidiaries.

•
The federal banking agencies must promulgate new rules on regulatory capital, for both depository institutions and their holding companies, to include leverage capital and risk-based capital measures at least as stringent as those that were applicable to HomeTrust Bank in 2010.

•	The prohibition on payment of interest on demand deposits was repealed.

•
State consumer financial protection laws are preempted only if they would have a discriminatory effect on a federal savings association or are specifically preempted by any federal law. The OCC is more limited in its ability to preempt the application of state law to federally chartered financial institutions, because it must make a preemption determination with respect to a state consumer financial protection law on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

•	Deposit insurance was permanently increased to $250,000.

•	Unlimited deposit insurance for noninterest-bearing transaction accounts expired on December 31, 2012.

•
The deposit insurance assessment base for FDIC insurance became the depository institution's total average assets minus the sum of its average tangible equity during the assessment period, rather than being based on the level of deposits.

•
The minimum reserve ratio of the FDIC deposit insurance fund increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10.0 billion.

Regulation of HomeTrust Bank

HomeTrust Bank, as a federally chartered, stock savings bank, is subject to regulation and oversight by the OCC extending to all aspects of its operations. HomeTrust Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to HomeTrust Bancshares. See "- Current Capital Requirements for HomeTrust Bank" and "-Limitations on Dividends and Other Capital Distributions." HomeTrust Bank also is subject to some regulation and examination by the FDIC, which insures the deposits of HomeTrust Bank to the maximum extent permitted by law.

Office of the Comptroller of the Currency.  The investment and lending authority of HomeTrust Bank is prescribed by federal laws and OCC regulations, and HomeTrust Bank is prohibited from engaging in any activities not permitted by such laws and regulations. HomeTrust Bank is subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, a 20% limit on commercial loans, a 10% limit on certain leases, and a 400% of total capital limit on non-residential real property loans. At June 30, 2013, HomeTrust Bank had 1.5% of its assets in consumer loans, commercial paper and corporate debt securities, 0.7% of its assets in commercial loans, 7.5% of its assets in leases subject to the 10% limit, and 91.0% of its total capital in non-residential real property loans.

As a federal savings association, HomeTrust Bank is required to meet a qualified thrift lender (“QTL”) test.  This test requires HomeTrust Bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, HomeTrust Bank may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code. Under either test, HomeTrust Bank is required to maintain a significant portion of its assets in residential-housing-related loans and investments. Any institution that fails to meet the QTL test may become subject to restrictions on its operations and limits its ability to pay dividends to amounts approved by the OCC and the Federal Reserve that are necessary to meet obligations of a company that controls the institution and would be permissible for a national bank, unless, it meets the test within one year and then remains a QTL. An institution that fails the test a second time must be subjected to these restrictions permanently and is subject to enforcement action.  Any holding company of an institution that fails the test and does not re-qualify within a year must become a bank holding company. If such an institution has not converted to a commercial bank charter within three years after it fails the test, it must divest all investments and cease all activities not permissible for both a national bank and a savings association. As of June 30, 2013, HomeTrust Bank met the QTL test.

HomeTrust Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain relationships and common interests. That limit is generally equal to 15% of our unimpaired capital and surplus, which for HomeTrust Bank was $39.0 million. The limit is increased to 25% for loans fully secured by readily marketable collateral. We have no lending relationships in excess of our lending limit.

We are subject to periodic examinations by the OCC. During these examinations, the examiners may require HomeTrust Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. As a federal savings association, HomeTrust Bank is subject to a semi-annual assessment based upon its total assets and regulatory risk to fund the operations of the OCC.

The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and employee compensation and benefits. Any institution that fails to comply with these standards must submit a compliance plan.

The OCC has primary enforcement responsibility over federal savings associations and has authority to bring actions against HomeTrust Bank and certain institution-affiliated parties, including our officers, directors and employees, for violations of laws or regulations and for engaging in unsafe and unsound practices. Formal enforcement actions include the issuance of a capital directive or cease and desist order, civil money penalties, removal of officers and/or directors and receivership or conservatorship of the institution. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings association. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations or improper conduct.

Insurance of Accounts and Regulation by the FDIC.  The deposit insurance fund of the FDIC insures deposit accounts in HomeTrust Bank up to $250,000 per separately insured depositor. The FDIC may initiate an action for termination of deposit insurance, if it is deemed warranted based on violations or other unsafe and unsound conduct at the institution.

The Dodd-Frank Act requires that FDIC deposit insurance assessments be based on assets instead of deposits. The FDIC has issued rules for this purpose, under which the assessment base for an institution is average total assets minus Tier 1 capital. The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV involve progressively greater risks to the deposit insurance fund, due to weaknesses at the insured institution. For an institution with assets of less than $18 billion, assessments are as follows. For Risk Category I, initial base assessment rates are 5 to 9 basis points, and after adjustments for unsecured debt issued by an institution, total base assessment rates would be 2.5 to 9 basis points, subject to increases for institutions that hold unsecured debt of other FDIC-insured institutions. For Risk Categories II to IV, initial base assessment rates are 14 to 35 basis points, subject to adjustments for unsecured debt issued by an institution and brokered deposits, such that total base assessment rates are 9 to 45 basis points, subject to increases for institutions that hold unsecured debt of other FDIC-insured institutions. The FDIC may change assessment rates or revise its risk-based assessment system if deemed necessary to maintain an adequate reserve ratio for the fund.

As a result of a decline in the reserve ratio (the ratio of the net worth of the deposit insurance fund to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the deposit insurance fund, the FDIC required each insured institution to prepay an estimated amount of its quarterly assessments at the end of 2009 covering the period through the end of 2012. We prepaid $6.3 million in FDIC assessments, which were expensed over the three-year period. The prepaid amount was determined based on our assessment rate and base as of September 30, 2009, with uniform increases of 3 basis points in the rate beginning in 2011 and a 5% annual growth rate in the base. In June 2013, it was determined that our estimated prepaid amount was in excess of the actual assessments due, and we received a rebate of $450,000. The FDIC returned to collecting quarterly assessments beginning with the first quarter of 2013.

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

Federal law generally prohibits loans by HomeTrust Bancshares to its executive officers and directors, but there is a specific exception for loans made by HomeTrust Bank to its executive officers and directors in compliance with federal banking laws. However, HomeTrust Bank’s authority to extend credit to its executive officers, directors and 10% shareholders (“insiders”), as well as, entities those insiders control, is limited. The individual and aggregate amounts of loans that HomeTrust Bank may make to insiders are based, in part, on HomeTrust Bank’s capital level and require that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Current Capital Requirements for HomeTrust Bank.  HomeTrust Bank is required to maintain specified levels of regulatory capital under regulations of the OCC. OCC regulations state that to be "adequately capitalized," HomeTrust Bank must have a leverage ratio of at least 4.0%, a Tier 1 capital ratio of at least 4.0% and a total capital ratio of at least 8.0%. To be "well capitalized," HomeTrust Bank must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%. At June 30, 2013, HomeTrust Bank was considered a "well-capitalized" institution under OCC regulations.

The term "leverage ratio" means the ratio of Tier 1 capital to adjusted total assets. The term "Tier 1 capital ratio" means the ratio of Tier 1 capital to risk-weighted assets. The term "total capital ratio" means the ratio of total capital to risk-weighted assets.

The term "Tier 1 capital" generally consists of common shareholders' equity and retained earnings and certain noncumulative perpetual preferred stock and related earnings, excluding most intangible assets. At June 30, 2013, HomeTrust Bank had $120,000 of intangible assets, $47.4 million of deferred tax assets and $696,000 of other assets excluded from Tier 1 capital.

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

Risk-weighted assets are determined under the OCC capital regulations that assign to every asset, including certain off-balance sheet items, a risk weight ranging from 0% to 200% based on the inherent risk of the asset. The OCC is authorized to require HomeTrust Bank to maintain an additional amount of total capital to account for concentrations of credit risk, levels of interest rate risk, equity investments in non-financial companies and the risks of non-traditional activities or other supervisory concerns.

Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. The OCC is authorized and, under certain circumstances, required to take certain actions against savings associations that fail to meet the minimum ratios for an "adequately capitalized institution." Any such institution must submit a capital restoration plan and, until such plan is approved by the OCC, may not increase its assets, acquire another depository institution, establish a branch or engage in any new activities, or make capital distributions. The OCC is authorized to impose the additional restrictions on savings associations that are less than adequately capitalized.

OCC regulations state that any savings association that fails to comply with its capital plan or has Tier 1 or leverage ratio of less than 3.0% or a total capital ratio of less than 6.0% is considered "significantly undercapitalized" and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. A savings association with tangible equity to total assets of less than 2.0% is "critically undercapitalized" and becomes subject to further mandatory restrictions on its operations. The OCC generally is authorized to reclassify a savings association into a lower capital category and impose the restrictions applicable to such category if the savings association is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the OCC of any of these measures on HomeTrust Bank may have a substantial adverse effect on our operations and profitability. In general, the FDIC must be appointed receiver for a critically undercapitalized institution whose capital is not restored within the time provided. When the FDIC as receiver liquidates an insured institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution.

New Capital Rules.  Effective in 2015 (with some changes transitioned into full effectiveness over two to four years), HomeTrust Bank will be subject to new capital requirements adopted by the OCC, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. HomeTrust Bank will be required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends, repurchase shares or pay discretionary bonuses.

When these new requirements become effective in 2015, HomeTrust Bank’s leverage ratio of 4% of adjusted total assets and total capital ratio of 8% of risk-weighted assets will remain the same; however the Tier 1 capital ratio will increase from 4.0% to 6.5% of risk-weighted assets. In addition, HomeTrust Bank will have to meet the new common equity Tier 1 (“CET1”) ratio of 4.5% of risk-weighted assets, with CET1 consisting of Tier 1 capital less all capital components that are not considered common equity.

For all of these capital requirements, there are a number of changes in what constitutes regulatory capital, subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. HomeTrust Bank does not have any of these instruments. Mortgage servicing and deferred tax assets over designated percentages of CET1 will be deducted from capital, subject to a two-year transition period. In addition, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a two-year transition period. Because of its asset size, HomeTrust Bank has the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations. HomeTrust Bank is considering whether to take advantage of this opt-out to reduce the impact of market volatility on its regulatory capital levels.

The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, HomeTrust Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

The OCC’s prompt corrective action framework changes when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, HomeTrust Bank would have to have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

HomeTrust Bank has conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2013. We have determined that HomeTrust Bank meets all these new requirements, including the full 2.5% capital conservation buffer, and remains well-capitalized, if these new requirements had been in effect on that date.

Community Reinvestment and Consumer Protection Laws.  In connection with its deposit-taking, lending and other activities, HomeTrust Bank is subject to a number of federal laws designed to protect consumers and promote lending to various sectors of the economy and population. The CFPB issues regulations and standards under these federal consumer protection laws, which include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. Through its rulemaking authority, the CFPB has promulgated several proposed and final regulations under these laws that will affect our consumer businesses. Among these regulatory initiatives, are final regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards. HomeTrust Bank is evaluating these recent CFPB regulations and proposals and devotes substantial compliance, legal and operational business resources to ensure compliance with these consumer protection standards. In addition, the OCC has enacted customer privacy regulations that limit the ability of HomeTrust Bank to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

The Community Reinvestment Act ("CRA") requires that the OCC assess HomeTrust Bank's record in meeting the credit needs of the communities it serves, especially low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." HomeTrust Bank received an "outstanding" rating in its most recent CRA evaluation.

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

Limitations on Dividends and Other Capital Distributions.  OCC regulations impose various restrictions on the ability of savings associations, including HomeTrust Bank, to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. HomeTrust Bank must file a notice with the Federal Reserve before making any capital distribution, and depending on the circumstances, may also have to file a notice or application with the OCC. HomeTrust Bank generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If HomeTrust Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC’s approval prior to making such distribution. The Federal Reserve or OCC may object to a proposed distribution based on safety and soundness concerns. Additional restrictions on HomeTrust Bank dividends may apply if it fails the QTL test. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized. In addition, as noted above, beginning in 2016, if HomeTrust Bank does not have the required capital conservation buffer, its ability to pay dividends to HomeTrust Bancshares would be limited.

Holding Company Regulation

HomeTrust Bancshares is a savings and loan holding company, subject to regulation, supervision and examination by the Federal Reserve. The Federal Reserve has enforcement authority with respect to HomeTrust Bancshares similar to that of the OCC over HomeTrust Bank. Applicable federal law and regulations limit the activities of HomeTrust Bancshares and require the approval of the Federal Reserve for any acquisition of a subsidiary, including another financial institution or holding company thereof, or a merger or acquisition of HomeTrust Bancshares. HomeTrust Bancshares must serve as a source of strength for HomeTrust Bank, maintaining the ability to provide financial assistance if HomeTrust Bank suffers financial distress. These and other Federal Reserve policies may restrict HomeTrust Bancshares’ ability to pay dividends. In addition, dividends from HomeTrust Bancshares may depend, in part, upon its receipt of dividends from HomeTrust Bank. As noted below, beginning in 2016, if HomeTrust Bancshares does not have the required capital conservation buffer or otherwise meet its new capital requirements, its ability to pay dividends to its stockholders would be limited.

Permissible Activities.  As a savings and loan holding company, the business activities of HomeTrust Bancshares are generally limited to those activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act and certain additional activities authorized by the Federal Reserve regulations.

Federal law prohibits a savings and loan holding company, including HomeTrust Bancshares, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings association or holding company thereof, without prior written approval of the Federal Reserve. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not deemed to be financial in nature or permissible for a multiple savings and loan holding company, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire depository institutions, the Federal Reserve must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the FDIC deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except for supervisory acquisitions or acquisitions permitted by applicable state laws.

Capital Requirements for HomeTrust Bancshares.  HomeTrust Bancshares is not subject to any minimum regulatory capital requirements. However, beginning in 2015, it will be subject to regulatory capital requirements adopted by the Federal Reserve, which generally are the same as the new capital requirements for HomeTrust Bank.  These new capital requirements include provisions that might limit the ability of HomeTrust Bancshares to pay dividends to its stockholders or repurchase its shares. For a description of these capital requirements, see “Regulation of HomeTrust Bank – Current Capital Requirements for HomeTrust Bank and – New Capital Rules.”

HomeTrust Bancshares has conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2013. We have determined that HomeTrust Bancshares, Inc. meets all these new requirements, including the full 2.5% capital conservation buffer, and remains well-capitalized, if these new requirements had been effect on that date.

Federal Securities Law.  The stock of HomeTrust Bancshares is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). HomeTrust Bancshares is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

The SEC has adopted regulations and policies applicable to a registered company under the Exchange Act that seek to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties and protect investors by improving the accuracy and reliability of corporate disclosures in SEC filings. These regulations and policies include very specific additional disclosure requirements and mandate new corporate governance practices.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) comply with any requirement that may be adopted by the Public Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of the regular tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At June 30, 2013, HomeTrust had alternative minimum tax credit carryforwards of approximately $3.7 million.

Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. In 2009, Internal Revenue Code Section 172 (b) (1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years. At June 30, 2013, we had $42.9 million of net operating loss carryforwards for federal income tax purposes.

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

State Taxation

North Carolina.  North Carolina imposes corporate income and franchise taxes. North Carolina’s corporate income tax is 6.9% of the portion of a corporation’s net income allocable to the state. On July 24, 2013, The Tax Simplification and Reduction Act of 2013 was signed into law. With this act, corporate income tax rates in North Carolina will be reduced. For tax years beginning on or after January 1, 2014, the tax rate will decrease from 6.9% to 6%. For tax years beginning on or after January 1, 2015, the tax rate will decrease to 5%. The statutory tax rate will continue to decrease in 1% increments to 4% in 2016 and 3% in 2017, if declared net General Fund tax collection revenue goals are met based on projected economic growth. Therefore, the decrease in the North Carolina corporate tax rate is expected to reduce the deferred tax assets currently recorded on our balance sheet with a corresponding increase to our income tax provision, as temporary tax differences are reversed at lower state tax rates. At this time, we are still quantifying the potential impact. The impact is, however, expected to significantly increase our income tax provision in the first quarter of fiscal 2014.

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

EXECUTIVE OFFICERS

The following individuals are executive officers of HomeTrust Bancshares and HomeTrust Bank and hold the offices set forth below opposite their names.

Name	Age(1)	Position
F. Edward Broadwell, Jr.	74	Chairman and Co-Chief Executive Officer
Dana L. Stonestreet	59	President and Co-Chief Executive Officer
Tony J. VunCannon	48	Senior Vice President, Chief Financial Officer and Treasurer
Howard L. Sellinger	60	Senior Vice President and Chief Information Officer
Charles I. Abbitt, Jr.	62	Senior Vice President and Chief Risk Officer
C. Hunter Westbrook	50	Senior Vice President and Chief Banking Officer
Teresa White	56	Senior Vice President, Chief Administration Officer and Corporate Secretary
_________________________
(1)	As of June 30, 2013.

Biographical Information. Set forth below is certain information regarding the executive officers of HomeTrust Bancshares and HomeTrust Bank.  There are no family relationships among or between the executive officers.

F. Edward Broadwell, Jr.  Mr. Broadwell has served as Chief Executive Officer and as a director of HomeTrust Bank since 1965, and has served as Chairman of the Board since 2002. Mr. Broadwell also served as President of HomeTrust Bank from 1965 to 2008. In addition, Mr. Broadwell has served as Chairman and Chief Executive Officer of HomeTrust Bancshares since HomeTrust Bank’s mutual-to-stock conversion. Pursuant to the Company’s Chief Executive Officer succession plan, Mr. Broadwell currently serves as co-Chief Executive Officer of the Company and the Bank with Mr. Dana L. Stonestreet and will retire as Chairman and Chief Executive Officer of the Company and the Bank effective at the Company’s next annual meeting of shareholders, which is being held on November 25, 2013. During the span of his 48 years with HomeTrust Bank, Mr. Broadwell has overseen an increase in the number of employees from six to over 300, an increase in the number of banking offices from one to 21 and an increase in asset size from $10 million to $1.6 billion. Throughout his career, Mr. Broadwell has served on the boards of numerous industry associations including America’s Community Banks, the American Bankers Association, Chairman of the NC Bankers Association, and other financial services companies, including the Federal Home Loan Bank of Atlanta from 1987 to 1991 and Republic Mortgage Insurance Corporation and its affiliate, RMIC Corporation, from 1972 to 2008. Mr. Broadwell also served on the Federal Reserve Board’s Thrift Institutions Advisory Council from 2008 to 2010, and served as its President in 2010. He served on the Federal Reserve Bank of Richmond’s Community Depository Institution Advisory Council from 2010 to 2013, and served as its President in 2010. He currently serves as the vice chair for the North Carolina State Bar IOLTA Board of Trustees. In addition, Mr. Broadwell has served on the boards of numerous community organizations and has held several board positions with the University of North Carolina system, including its Board of Governors from 1995 to 2007 and the UNC-Chapel Hill Board of Visitors from 1992 to 1996 and currently serves as the vice chairman for the Board of Trustees of Western Carolina University.

Dana L. Stonestreet.  Since 2008, Mr. Stonestreet has served as President and Chief Operating Officer and as a director of HomeTrust Bank. Mr. Stonestreet joined HomeTrust Bank in 1989 as its Chief Financial Officer and was promoted to Chief Operating Officer in 2003. In addition, Mr. Stonestreet has served as President and Chief Operating Officer of HomeTrust Bancshares since HomeTrust Bank’s mutual-to-stock conversion. Pursuant to the Company’s Chief Executive Officer succession plan, Mr. Stonestreet currently serves as a co-Chief Executive Officer with Mr. Broadwell of the Company and the Bank and will become Chief Executive Officer of the Company and the Bank upon Mr. Broadwell’s retirement effective at the Company’s next annual meeting of shareholders, which is being held on November 25, 2013. Mr. Stonestreet began his career with Hurdman & Cranston (an accounting firm that was later merged into KPMG) as a certified public accountant. Mr. Stonestreet also serves as a director and chairman for the Asheville Area Chamber of Commerce, a director of United Way and a director of the HUB Community Economic Development Alliance Board. In addition, Mr. Stonestreet has served as a director for RiverLink, the North Carolina Bankers Association and other community organizations.

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

Our primary market areas are concentrated within Western North Carolina and the Piedmont region of North Carolina. Adverse economic conditions in our market areas can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. Weak economic conditions and ongoing strains in the financial and housing markets have resulted in higher levels of loan and lease delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans.

Although the U.S. economy and housing market, including in our market areas, appears to be improving, further deterioration in economic conditions, particularly within our primary market areas could result in the following consequences, among others, any of which could materially hurt our business:

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

A continued weak economic recovery or a return to recessionary conditions could increase our level of nonperforming assets, lower real estate values in our market and reduce demand for loans, which would result in increased loan losses and lower earnings.

Our markets have been adversely impacted by the severe national economic recession of 2008 and 2009, and the weak economic recovery has resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions continuing through 2013. Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. While it is impossible to predict how long these conditions may exist, the current economic weaknesses could present substantial risks for some time for the banking industry and for us. A continued weak recovery or a return to recessionary conditions would result in higher than expected nonperforming assets, decreased real estate values in our market, and a decrease in demand for our products and services. These negative events would lead to higher loan losses and lower earnings, and could adversely impact our capital, liquidity and financial condition.

Declines in property values have increased loan-to-value ratios on a significant portion of our one- to four-family loans and home equity lines of credit, which exposes us to greater risk of loss.

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

At June 30, 2013, $88.4 million, or 14.7% of our one-to four-family loans and 7.6% of our total loan portfolio, consisted of loans secured by non-owner-occupied residential properties. Loans secured by non-owner-occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied residential loan borrowers have more than one loan outstanding with HomeTrust Bank which may expose us to a greater risk of loss compared to an adverse development with respect to an owner-occupied residential mortgage loan.

Our construction and development loans and construction and land/lot loans have a higher risk of loss than residential or commercial real estate loans.

At June 30, 2013, construction and land/lot loans in our retail consumer loan portfolio was $51.5 million or 4.4% of our total loan portfolio. At that date, construction and development loans in our commercial loan portfolio totaled $24.0 million or 2.1% of our total loan portfolio. Construction and development lending includes the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, we may advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. In addition, speculative construction loans to a builder are for homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Loans on land under development or held for future construction as well as lot loans made to individuals for the future construction of a residence also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to independently repay principal and interest. While our origination of construction and development loans has decreased significantly over the last four years, we continue to have significant levels of construction and development loan balances. Most of our construction loans are for the construction of single family residences. Reflecting the current slowdown in the residential market, the secondary market for construction and development loans is depressed, so we have less opportunity to mitigate our credit risk by selling part or all of our interest in these loans. If we foreclose on a construction and development loan, our holding period for the collateral typically may be longer than we have historically experienced because there are fewer potential purchasers of the collateral. The decline in the number of potential purchasers has contributed to the decline in the value of these loans. Accordingly, charge-offs on construction and development loans have recently been and may continue to be larger than those incurred by other segments of our loan portfolio. At June 30, 2013, $4.8 million of our construction and development loans were for speculative construction loans. Also at June 30,

2013, $2.2 million or 4.2%, of our total construction and land/lot loans and $10.2 million, or 42.4%, of our construction and development loans were non-accruing.

Our commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

At June 30, 2013, commercial real estate loans were $231.1 million, or 19.8% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans. Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans may expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

Repayment of our municipal leases is dependent on the fire department receiving tax revenues from the county/municipality.

At June 30, 2013, municipal leases were $116.4 million or 10.0% of our total loan portfolio. We offer ground and equipment lease financing to fire departments located throughout North Carolina and, to a lesser extent, South Carolina. Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for that purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2013, $3.0 million of our municipal leases contained a non-appropriation clause.

Our provision for loan losses and net loan charge-offs have increased significantly in recent years and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the year ended June 30, 2013, we recorded a provision for loan losses of $1.1 million, as compared to $15.6 million and $42.8 million for the years ended June 30, 2012 and 2011, respectively. We also recorded net loan charge-offs of $4.1 million for the year ended June 30, 2013 compared to net loan charge-offs of $30.6 million and $34.4 million, for the years ended June 30, 2012 and 2011, respectively. We are still experiencing elevated levels of loan delinquencies and credit losses as compared to historical standards. At both June 30, 2013 and 2012, our non-performing assets totaled $80.3 million. If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience further delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

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

We maintain an allowance for loan losses, which we believe is an appropriate reserve to provide for probable losses in our loan portfolio. The allowance is funded by provisions for loan losses charged to expense.  The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience, certain macroeconomic factors, and management’s expectations of future events;
•	our specific reserve, based on our evaluation of non-accruing loans and their underlying collateral; and
•	an unallocated reserve to provide for other credit losses inherent in our portfolio that may not have been contemplated in the other loss factors.

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

Our nonperforming assets (which consist of non-accruing loans and REO) remained unchanged at $80.3 million, or 5.1% and 4.7% of total assets, at June 30, 2013 and 2012, respectively, while at June 30, 2011, our nonperforming assets were $62.3 million, or 3.8% of total assets. Our nonperforming assets adversely affect our net income in various ways:

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

•	there are legal fees associated with the resolution of problem assets, as well as, carrying costs, such as taxes, insurance, and maintenance fees related to our REO; and
•	the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. We have also classified $14.0 million in loans as performing troubled debt restructurings at June 30, 2013.

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

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At June 30, 2013, our net deferred tax asset was $47.4 million, all of which was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years, our current year profitability, and management’s expectation of profitability in future years, management has determined that no additional valuation allowance was required at June 30, 2013. If we are required in the future to take an additional valuation allowance with respect to our deferred tax asset, our financial condition and results of operations would be negatively affected.

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

Historically low interest rates may adversely affect our net interest income and profitability.

During the past five years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and to a lesser extent, market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. Our interest rate spread for fiscal 2013 decreased to 3.65% from 3.91% for fiscal 2012.

The Board of Governors of the Federal Reserve System has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income may decrease, which may have an adverse effect on our profitability. For information with respect to changes in interest rates, see “—We are subject to interest rate risk.” below.

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term certificates of deposit and other deposits yielding no or a relatively low rate of interest. At June 30, 2013, we had $374.5 million in certificates of deposit that mature within one year and $418.7 million in checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the North Carolina markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. In addition, the need to replace funds in the event of large-scale withdrawals of brokered deposits could require us to pay significantly higher interest rates on retail deposits or other wholesale funding sources, which would have an adverse impact on our net interest income and net income. A decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

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
•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;

•
To finance a future acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders;

•
We have completed three mergers during the past four fiscal years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future; and

•
We expect our net income will increase following our acquisitions, however, we also expect our general and administrative expenses and consequently our efficiency rates will also increase. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisitions or branching activities may not be accretive to earnings in the short or long-term.

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

The financial services industry is extensively regulated. HomeTrust Bank is currently subject to extensive examination, supervision and comprehensive regulation by the OCC, our primary federal regulator, and the FDIC, as insurer of our deposits. As a bank holding company, HomeTrust Bancshares is subject to examination, supervision and regulation by the Federal Reserve. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the deposit insurance fund and consumers and not to benefit our shareholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on our operations, the classification of our assets, and the determination of the level of our allowance for loan losses and level of deposit insurance premiums assessed. Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

As discussed under “Business-How We are Regulated-Financial Regulatory Reform” in Item I of this Form 10-K, the Dodd-Frank Act has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. It is difficult at this time to predict when or how any new standards will ultimately be applied to us or what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

As discussed under “Business-How We are Regulated-Regulation of HomeTrust Bank-New Capital Rules” in Item I of this Form 10-K, effective January 1, 2015, HomeTrust Bancshares and HomeTrust Bank will be subject to new capital requirements under regulations adopted by the federal banking regulators to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. These new requirements establish the following minimum capital ratios: (1) a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%.  In addition, there is a new requirement to maintain a capital conservation buffer, comprised of CET1 capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization’s ability to pay dividends, repurchase shares or pay discretionary bonuses.  The capital conservation buffer requirement will be phased in, beginning January 1, 2016, requiring during 2016 a buffer amount greater than 0.625% in order to avoid these limitations, and increasing the amount each year until beginning January 1, 2019, the buffer amount must be greater than 2.5% in order to avoid the limitation.

The new regulations also change what qualifies as capital for purposes of meeting these various capital requirements, as well as the risk-weights of certain assets for purposes of the risk-based capital ratios.

Under the new regulations, in order to be considered well-capitalized for prompt corrective action purposes, HomeTrust Bank will be required to maintain the following ratios: (1) a CET1 ratio of at least 6.5% of risk-weighted assets; (2) a Tier 1 capital ratio of at least 8.0% of risk-weighted assets; (3) a total capital ratio of at least 10.0% of risk-weighted assets; and (4) a leverage ratio of at least 5.0%.

We have conducted a pro forma analysis of these new requirements as of June 30, 2013.  We have determined that if these requirements were in effect on that date, HomeTrust Bancshares and HomeTrust Bank would be considered well-capitalized and HomeTrust Bancshares and HomeTrust Bank each would have a capital conservation buffer greater than 2.5%.

The application of these more stringent capital requirements could, among other things, result in lower returns on invested capital, over time require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

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

Our exposure to operational risks may adversely affect us.

Similar to other financial institutions, we are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, the risk that sensitive customer or Company data is compromised, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced an increase in losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur. If any of these risks occur, it could result in material adverse consequences for us.

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

As of June 30, 2013 we had approximately $42.9 million of federal net operating losses (“NOLs”). Our ability to use our NOLs and other pre-ownership change losses (collectively, “Pre-Change Losses”) to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended from time to time (the “Code”). In general, an ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and U.S. Treasury regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a rolling three-year period. If we experience an ownership change our Pre-Change Losses will be subject to an annual limitation on their use, which is generally equal to the fair market value of our outstanding stock immediately before the ownership change multiplied by the long-term tax-exempt rate, which was 2.70% for ownership changes occurring in June 2013. Depending on the size of the annual limitation (which is in part a function of our market capitalization at the time of the ownership change) and the remaining carryforward period for our Pre-Change Losses (U.S. federal net operating losses generally may be carried forward for a period of 20 years), we could realize a permanent loss of some or all of our Pre-Change Losses, which could have a material adverse effect on our results of operations and financial condition.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 ( the “JOBS Act”). We are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, an exemption from the requirement of holding a non-binding advisory vote on executive compensation. In addition, we will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), including the additional level of review of our internal control over financial reporting as may occur when outside auditors attest as to our internal control over financial reporting. As a result, our stockholders may not have access to certain information they may deem important. Further, we are eligible to delay adoption of new or revised accounting standards applicable to public companies and we may take advantage of the benefits of this extended transition period, although to date we have not done so. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards. We could remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our administrative office, which is owned by us, in Asheville, North Carolina. In total, as of June 30, 2013, we have 20 branch offices located in North Carolina. Of those offices, three are leased facilities. We also own an operations center located in Asheville, North Carolina. We lease additional space, which is adjacent to the facility we own, for administrative and operations personnel. The lease terms for our branch offices, operations center and other offices are not individually material. Lease expirations range from one to five years. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

We maintain depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by us at June 30, 2013 was $307,000. Management has a disaster recovery plan in place with respect to the data processing system, as well as our operations as a whole.

Item 3. Legal Proceedings

On March 14, 2012, a civil suit was filed (which was amended on April 25, 2012) in the County of Buncombe, North Carolina, Civil Superior Court Division, Twenty-Eighth Judicial Circuit, case number 2012CV-01206, by Leslie A. Whittington and 20 other plaintiffs against HomeTrust Bank and a third party brokerage firm. The plaintiffs seek actual damages of $12.5 million and additional treble or such other punitive damages as determined by the court. The suit alleges that the defendants should have been aware of the Ponzi scheme perpetrated by Mr. William Bailey through his company, Southern Financial Services, as a result of the transactions into and from the accounts at HomeTrust Bank and the brokerage firm. The suit further alleges that the defendants were negligent and reckless in not monitoring, discovering and reporting the unlawful conduct of Mr. Bailey, including that he was kiting checks and converting funds for his own use. In addition, the suit claims the defendants were unjustly enriched by the fees they received from their business relationship with Mr. Bailey. Mr. Bailey pled guilty to federal criminal charges of securities fraud, mail fraud and filing false income taxes related to this matter in February, 2011 and was sentenced on February 27, 2013.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “HTBI.” The common stock was issued at a price of $10.00 per share in connection with the Conversion. The Conversion was completed on July 10, 2012 and the Company’s common stock commenced trading on the Nasdaq Global Market on July 11, 2012. As a result, there is no sale price information for any quarterly period in the fiscal year ended June 30, 2012. As of the close of business on June 30, 2013, there were 20,824,900 shares of common stock outstanding held by 905 holders of record. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for the Company’s common stock for the year ended June 30, 2013.

Year Ended June 30, 2013	High	Low	Cash Dividend Declared
First quarter	$13.29	$11.24	$--
Second quarter	13.75	12.55	--
Third quarter	16.24	13.37	--
Fourth quarter	17.00	15.05	--

The Company did not declare any dividends on its common stock during the fiscal year ended June 30, 2013. The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. We also have the ability to receive dividends or capital distributions from HomeTrust Bank, our wholly owned subsidiary. There are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. See Item 1, “Business—How We Are Regulated,” for more information regarding the restrictions on the Company’s and the Bank’s abilities to pay dividends.

Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2013, the Company announced its intention to repurchase up to 846,400 shares of its common stock, representing 4% of the Company’s outstanding shares. The Company’s Board of Directors approved our first repurchase program in order to fund the restricted stock portion of the Company’s 2013 Omnibus Incentive Plan, which was approved at the Company’s annual meeting of stockholders held on January 17, 2013. We completed this stock repurchase program during the fourth fiscal quarter of 2013.

The table below sets forth information regarding the Company’s common stock repurchases during the quarter pursuant to its existing stock repurchase plan.

				Total Number of	Maximum Number of
				Shares Purchased as	Shares that May
	Total Number	Average		Part of Publicly	Yet Be Purchased
	of Shares	Price Paid per		Announced Plans or	Under the Plans or
Period	Purchased	Share		Programs	Programs
Oc April 1 to April 30, 2013	540,083	$15.81		540,083	0
N May 1 to May 30, 2013	0	0		0	0
D June 1 to June 30, 2013	0	0		0	0
			1
T Total	540,083	$15.81		540,083	0

On August 27, 2013 the Company announced that its Board of Directors had authorized the repurchase of up to 1,041,245 shares of the Company’s common stock, representing 5% of the Company’s outstanding shares.

Equity Compensation Plans

The equity compensation plan information presented under Part III, Item 12 of this report is incorporated herein by reference.

Shareholder Return Performance Graph Presentation

Our shares of common stock began trading on the NASDAQ Global Select Market on July 11, 2012.  Accordingly, no comparative stock performance information is available for periods ending prior to this date.  The performance graph below compares the Company’s cumulative shareholder return on its common stock since the inception of trading on July 11, 2012 to the cumulative total return of the Nasdaq Composite and the SNL U.S. Thrift Index for the periods indicated. The information presented below assumes $100 was invested on July 11, 2012, in the Company’s common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance. Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on July 11, 2012.

	Period Ended
	07/11/2012	09/30/2012	12/31/2012	03/31/2013	06/30/2013
HomeTrust Bancshares, Inc	100.00	113.25	115.47	135.04	144.96
SNL U.S. Thrift Index	100.00	108.27	109.86	116.95	121.41
NASDAQ Composite	100.00	107.90	104.55	113.14	117.84

Item 6.  Selected Financial and Other Data.

The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for the years ended June 30, 2013, 2012 and 2011 are derived in part from the audited consolidated financial statements that appear in this annual report. The following information is only a summary and you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report and “Financial Statements and Supplementary Data” under Item 8 of this report below.

	At June 30,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,583,323	$1,720,056	$1,637,643	$1,641,145	$1,470,368
Loans receivable, net(1)	1,132,110	1,193,945	1,276,377	1,243,610	1,194,454
Allowance for loan losses	32,073	35,100	50,140	41,713	24,996
Certificates of deposit in other banks	136,617	108,010	118,846	99,140	106,317
Securities available for sale, at fair value	24,750	31,335	59,016	36,483	20,508
Federal Home Loan Bank stock	1,854	6,300	9,630	10,790	10,390
Deposits	1,154,750	1,466,175	1,264,585	1,289,549	1,012,926
Other borrowings	-	22,265	145,278	122,199	267,696
Stockholders’ equity	367,515	172,485	167,769	174,815	144,532

	Years Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Operations Data:
Total interest and dividend income	$60,389	$67,491	$72,087	$71,300	$75,818
Total interest expense	7,255	11,778	20,529	25,617	33,637
Net interest income	53,134	55,713	51,558	45,683	42,181
Provision for loan losses	1,100	15,600	42,800	38,600	15,000
Net interest income after provision
for loan losses	52,034	40,113	8,758	7,083	27,181
Fees and service charges	2,589	2,679	2,929	2,986	3,064
Mortgage banking income and fees	5,107	3,846	3,211	2,692	4,249
Gain (loss) on sale of securities	-	-	430	191	(2,006)
Gain from business combination	-	-	5,844	17,391	-
Gain on sale of fixed assets	-	1,503	-	-	(30)
Other non-interest income	2,691	2,400	4,382	1,292	1,444
Total non-interest income	10,387	10,428	16,796	24,552	6,721
Total non-interest expense	51,393	46,661	53,554	42,171	31,680
Income (loss) before provision
(benefit) for income taxes	11,028	3,880	(28,000)	(10,536)	2,222
Income tax expense (benefit)	1,975	(647)	(13,263)	(17,577)	(1,224)
Net income (loss)	$9,053	$4,527	$(14,737)	$7,041	$3,446

Per Share Data:
Net income per common share:
Basic	$0.45	n/a	n/a	n/a	n/a
Diluted	$0.45	n/a	n/a	n/a	n/a

	At or For the
	Years Ended June 30,
	2013	2012	2011		2010	2009
Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to
average total assets)	0.56%	0.29%	(0.88	) %	0.46%	0.24%
Return on equity (ratio of net income
to average equity)	2.48	2.67	(8.15)		4.50	2.39
Tax equivalent yield on earning assets(2)	4.30	4.82	4.83		5.06	5.78
Rate paid on interest-bearing liabilities	0.65	0.91	1.48		1.99	2.79
Tax equivalent average interest rate spread(2)	3.65	3.91	3.35		3.07	2.99
Tax equivalent net interest margin(2)(3)	3.81	4.02	3.52		3.33	3.32
Operating expense to average total assets	3.21	2.95	3.21		2.75	2.21
Average interest-earning assets to average
interest-bearing liabilities	132.54	113.61	113.01		115.06	113.59
Efficiency ratio(4)	67.63	56.77	61.94		55.59	54.97

Asset quality ratios:
Non-performing assets to total assets(5)	5.07%	4.67%	3.81%		3.87%	2.10%
Non-accruing loans to total loans(5)	5.88	5.21	3.64		3.59	2.25
Total classified assets to total assets	7.43	7.75	9.83		9.20	4.00
Allowance for loan losses to non-accruing loans(5)(6)	46.78	54.69	103.43		90.09	91.04
Allowance for loan losses to total loans	2.75	2.85	3.77		3.23	2.04
Net charge-offs to average loans	0.34	2.34	2.59		1.71	0.29

Capital ratios:
Equity to total assets at end of period(7)	23.21%	10.03%	10.24%		10.65%	9.83%
Average equity to average assets	23.09	10.71	10.82		10.21	10.06
Dividend payout to common shareholders	-	n/a	n/a		n/a	n/a
______________________
(1)	Net of allowances for loan losses, loans in process and deferred loan fees.
(2)	The weighted average rate for municipal leases is adjusted for a 34% federal tax rate since the interest from these leases is tax exempt.
(3)	Net interest income divided by average interest earning assets.
(4)
As presented, this is a non-GAAP (Generally Accepted Accounting Principles) measure calculated by dividing total non-interest expense, net of FHLB advance prepayment penalties and loss on sale and impairment of real estate owned and real estate owned expense (“REO-related expenses”), by the sum of net interest income, total non-interest income and the tax equivalent adjustment, net of realized gain/loss on securities. Management has presented this non-GAAP financial measure because it believes that it provides useful and comparative information to assess trends in core operations reflected in fiscal year-end results and facilitates the comparison of the Company’s performance with others in the banking industry. This non-GAAP financial measure should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. Set forth below is a reconciliation to GAAP of the non-GAAP efficiency ratio shown in the table:

	At or for the years ended June 30,
	2013	2012	2011	2010	2009

Non-interest expense	$51,393	$46,661	$53,554	$42,171	$31,680
Adjustment for FHLB advance prepayment expense	3,069	2,111	3,988	-	1,630
REO-related expenses	3,086	4,991	5,306	1,231	273
Non-interest expense – as adjusted	45,238	39,559	44,260	40,940	29,777

Net interest income	53,134	55,713	51,558	45,683	42,181
Plus non-interest income	10,387	10,428	16,796	24,552	6,721
Plus tax equivalent adjustment	3,371	3,539	3,527	3,598	3,266
Less realized gain/loss on securities	-	-	430	191	(2,006)
Net interest income plus non-interest income – as adjusted	66,892	69,680	71,451	73,642	54,174

Efficiency ratio	67.63%	56.77%	61.94%	55.59%	54.97%

Efficiency ratio (without adjustments)	80.91%	70.55%	78.35%	60.04%	64.78%

(5)
Non-performing assets include non-accruing loans including certain restructured loans and real estate owned. In the year ended June 30, 2012, $25.7 million of loans were reclassified from impaired loans still accruing interest to non-accruing loans pursuant to regulatory guidance. At June 30, 2013, there were $27.6 million of restructured loans included in non-accruing loans and $39.6 million, or 57.7%, of non-accruing loans were current on their loan payments.

(6)
The decline in the allowance for loan losses during the year ended June 30, 2012 occurred primarily as a result of the charge-off of specific reserves, totaling $16.7 million, in accordance with regulatory guidance. The ratio of allowance for loan losses to non-accruing loans was reduced during this period by the charge-off, as well as by the reclassification of impaired loans discussed in note (5) above.

(7)	Does not include proceeds from the Conversion consummated on July 10, 2012 for years ended prior to June 30, 2013.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

    This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto, which are included in Item 8 of this Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding us as provided in this Form 10-K. Since the conversion of HomeTrust Bank did not occur until after the June 30, 2012 fiscal year end, unless otherwise indicated, the financial information presented in this section prior to this date reflects the consolidated financial condition and results of operations of HomeTrust Bank and its subsidiary.

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

We are significantly affected by prevailing economic conditions, as well as, government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing time deposits, other investments, account maturities, and the overall level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, mortgage banking income and gains and losses from sales of securities.

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

Beginning in fiscal year 2009 and continuing since then throughout much of fiscal year 2012, housing markets deteriorated in many of our market areas and we experienced significantly higher levels of delinquencies and non-performing assets, primarily in our construction and land development loan portfolios. During this period, home and lot sales activity was exceptionally slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which was reflected in our increased non-performing asset totals. Further, property values generally declined, reducing the value of the collateral securing loans. In addition, other non-housing-related segments of the loan portfolio developed signs of stress and increasing levels of non-accruing loans as the effects of the recent recession became more evident and the pace of the recovery remained slow. As a result, during these periods our provision for loan losses was significantly higher than historical levels and our normal expectations. This higher than normal level of delinquencies and non-accruals also had a material adverse effect on operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs and valuation adjustments for REO. During fiscal 2013, home and lot sales activity and real estate values have modestly improved along with general economic conditions resulting in materially lower loan charge-offs and write-downs of real estate owned in fiscal 2013. As a result, during the year ended June 30, 2013, our provision for loan losses decreased $14.5 million primarily due to lower net loan charge-offs and our loss on sale and impairment of real estate owned declined $2.1 million due to improving real estate values. For the year ended June 30, 2013 we had net income of $9.1 million, as compared to net income of $4.5 million for the year ended June 30, 2012.

At June 30, 2013, we had 20 banking offices serving nine counties in Western North Carolina, including the Asheville metropolitan area, and the “Piedmont” region of North Carolina. On July 31, 2013, we completed our acquisition of BankGreenville, with one office in Greenville, South Carolina. We intend to expand through organic growth and through the acquisition of other community financial institutions and/or bank branches. Our goal is to continue to enhance our franchise value and earnings through strategic, planned growth in our banking operations, while maintaining the community-focused, relationship style of exceptional customer service that has differentiated our brand and characterized our success to date.

Business and Operating Strategy and Goals

Our primary objective is to continue to operate and grow HomeTrust Bank as a well-capitalized, profitable, independent, community banking organization. Our mission is to continue serving individuals, businesses and community organizations in our primary markets in the Western and Piedmont regions of North Carolina and upstate South Carolina through exceptional service. To accomplish our objectives, we will also need to continue building caring relationships with our employees, customers and communities while delivering on our brand promise that “It’s Just Better Here.” We will also need to continue providing our partner banks with the tools necessary to effectively deliver our products and services to customers in order to compete effectively with other financial institutions operating in our market areas.

Improving our asset quality.  Our goal is to improve upon our level of nonperforming assets by managing credit risk. As real estate markets have weakened since 2008, we have experienced a significant increase in delinquencies and non-performing assets. We have implemented an internal problem loan resolution process that is managed by a group of experienced senior banking officers to focus on early detection and timely solutions. We are focused on actively monitoring and managing all segments of our loan portfolio in order to proactively identify and mitigate risk. We will continue to devote significant efforts and resources to reducing problem assets to levels consistent with our historical experience. We also implemented in fiscal years 2007 through 2009 continuously more stringent underwriting policies and procedures as the economy continued to deteriorate, which included an increased emphasis on a borrower’s ongoing ability to repay a loan by requiring lower debt to income ratios, higher credit scores and lower loan to value ratios than our previous lending policies had required. Our percentage of nonperforming assets to total assets was 5.07%, 4.67% and 3.81% at June 30, 2013, 2012 and 2011, respectively.

Continuing to originate residential and owner-occupied commercial mortgage loans and municipal leases.  Our primary lending focus has been, and will continue to be, on operating as a residential and commercial mortgage lender. We originate both fixed and adjustable-rate residential and commercial mortgage loans. Most of the long term fixed-rate residential mortgage loans that we originate are sold into the secondary market with servicing released, while most of the residential adjustable rate mortgages and fixed rate mortgages with terms to maturity of 15 years or less, the commercial mortgages and all of the municipal leases that we originate, are retained in our portfolio. Although our loan originations have declined during recent periods as we focused on our asset quality problems and experienced lower demand for residential and commercial mortgage loans reflecting both the weak housing market and overall weak economic conditions, we intend to continue to emphasize these lending activities while reducing our exposure to construction and land development loans. We have strictly limited the origination of speculative construction, land development and land loans in favor of loans that possess credit profiles presenting lower risk to us. We believe the continuing changes in the secondary market as a result of the uncertainty that is surrounding Fannie Mae and Freddie Mac will result in increased opportunities in the coming years to originate high quality residential loans with more attractive pricing for our loan portfolio. With our long experience and expertise in residential lending we believe we can be effective in capturing the opportunities of these market changes in residential lending.

Expanding our presence within our existing and contiguous market areas and by capturing business opportunities resulting from changes in the competitive environment.  We believe that the significant changes that are impacting the financial services industry in the current economic environment, including failures and consolidations of community banks, may create opportunities to grow our business. Our increased capital position from our recent stock offering has positioned us to be able to expand our market presence within our existing geographic footprint at the appropriate time. In the past, we have successfully opened de novo branches and integrated five community banks into the HomeTrust Banking Partnership, including the January 31, 2010 addition of Industrial Federal Bank and the October 1, 2010 addition of Cherryville Federal Bank. We recently expanded into South Carolina through our July 31, 2013 acquisition of BankGreenville. Going forward, while exercising appropriate discipline, we expect to strengthen our market position by capturing a portion of the market share arising from the expected consolidation of community banks in our market areas, including through FDIC-assisted transactions. We believe that the new regulatory and technology environment, as well as, the revenue and growth challenges in banking, will result in many community banks seeking to affiliate with strongly capitalized larger community banks such as HomeTrust Bank. In addition, by delivering high quality, customer-focused products and services, we expect to attract additional borrowers and depositors and thus increase our market share and revenue generation.

Emphasizing lower cost core deposits to manage the funding costs of our loan growth.  We offer personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less sensitive to withdrawal when interest rates fluctuate. To build our core deposit base, over the past several years, we have sought to reduce our dependence on traditional higher cost deposits in favor of stable lower cost demand deposits. We have utilized additional product offerings, technology and a focus on customer service in working toward this goal. In addition, we intend to increase demand deposits by growing business banking relationships through a recently expanded product line tailored to our target business customers’ needs. We are also pursuing a number of strategies that include product offerings such as mobile banking and sales promotions on savings and checking accounts to encourage the growth of lower cost deposits.

    Improving profitability through customer growth and balance sheet management.  We have focused and are continuing to focus significant efforts on creating brand awareness, offering competitive products and employing a strong and experienced workforce. In order to deepen the relationships with our customers and increase individual customer profitability, we have implemented a new cross-marketing program and further augmented our new account opening process to better identify and discuss the individual customer’s product and service needs. In addition, we have targeted our direct mail campaigns to take advantage of competitor mergers and/or branch closures to acquire new customer core deposits. We believe these initiatives have positioned us well to implement a strategy focused on improving revenue growth and non-interest income.

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

    On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period, although we have not done so to date. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards or disclosures.

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

Business Combinations.  We use the acquisition method of accounting for all business combinations. The acquisition method of accounting requires us as acquirer to recognize the fair value of assets acquired and liabilities assumed at the acquisition date, as well as, recognize goodwill or a gain from a bargain purchase, if appropriate. In addition, prior to our Conversion, we recognized the fair value of the acquired institution’s equity as a separate component to equity capital on the balance sheet as required for business combinations of mutual institutions. Any acquisition-related costs and restructuring costs are recognized as period expenses as incurred.

Real Estate Owned (“REO”).  REO represents real estate acquired as a result of customers’ loan defaults.  At the time of foreclosure, REO is recorded at the fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Revenue and expenses from operations and subsequent valuation adjustments to the carrying amount of the property are included in non-interest expense in the consolidated statements of income. In some instances, we may make loans to facilitate the sales of REO. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by ASC Topic 360, “Accounting for Sales of Real Estate”. Any gains related to sales of REO may be deferred until the buyer has a sufficient initial and continuing investment in the property.

Post Retirement Plan Assumptions.  We have various post retirement plans for the benefit of our directors, executive officers and employees. For some of these plans, the computations include assumptions with regard to discount rates, which are used to calculate benefit expense and the accrued benefit plan obligation. Changes in management’s assumptions can materially affect amounts recognized in our Consolidated Financial Statements.

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

Comparison of Financial Condition at June 30, 2013 and June 30, 2012

Assets.  Total assets decreased $136.7 million or 7.9% to $1.58 billion at June 30, 2013 from $1.72 billion at June 30, 2012 primarily due to the refunding of $76.0 million in funds held on deposit for orders to purchase shares of the Company’s common stock in the Conversion and a $61.8 million decrease in net loans.

Cash and cash equivalents.  Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of Richmond, decreased $99.1 million, or 44.1%, to $125.7 million at June 30, 2013 from $224.8 million at June 30, 2012. The decrease was primarily attributable to the refunding of excess orders to purchase shares of the Company’s common stock upon completion of the Conversion and an increase in certificates of deposit in other banks. As a part of the Company’s liquidity strategy, the Company invests a portion of its excess cash in certificates of deposit in other banks which have a higher yield than cash held in interest-earning accounts in order to maximize earnings. All of the certificates of deposit in other banks are fully insured under the FDIC. At June 30, 2013, certificates of deposits in other banks totaled $136.6 million compared to $108.0 million at June 30, 2012. The Company has been maintaining a higher liquidity position consistent with the Company’s strategy of managing credit and liquidity risk.

Loans.  Net loans decreased $61.8 million, or 5.2%, to $1.13 billion at June 30, 2013 compared to $1.19 billion at June 30, 2012 as new loan originations during the fiscal year were offset by normal loan repayments, charge-offs and foreclosures. The decrease in net loans was primarily due to an $18.4 million decrease in commercial construction and development loans, a $17.5 million decrease in one-to four-family loans, a $17.4 million decrease in home equity loans, and a $7.6 million decrease in commercial real estate loans since June 30, 2012. We also continued to reduce our exposure to weaker credits as we aggressively managed problem assets. With the exception of municipal leases, all other categories of loans also decreased during the last fiscal year, as demand for new loans from creditworthy borrowers was relatively weak and utilization of existing credit lines was low despite the modest recovery in the general economy. Total loan originations increased $31.1 million, or 7.7%, to $436.3 million during the year ended June 30, 2013 compared to $405.2 million during the year ended June 30, 2012.

Allowance for loan losses.  Our allowance for loan losses at June 30, 2013 was $32.1 million or 2.75% of total loans, compared to $35.1 million or 2.85% of total loans at June 30, 2012. We recorded net loan charge-offs of $4.1 million for the year ended June 30, 2013, as compared to $30.6 million for the prior fiscal year. Net loan charge-offs as a percentage of average loans also decreased significantly to 0.34% for the year ended June 30, 2013 from 2.34%, for the year ended June 30, 2012. Non-accruing loans increased to $68.6 million at June 30, 2013 from $64.2 million at June 30, 2012. Contributing to this increase were two commercial real estate loans totaling $6.0 million, including a previously classified $3.4 million commercial real estate loan, and a previously classified one-to-four-family loan totaling $1.4 million that became non-accruing during the year. Non-accruing loans to total loans increased to 5.88% at June 30, 2013 from 5.21% at June 30, 2012. Although non-accruing loans increased during the year, at June 30, 2013, $39.6 million, or 57.7%, of total non-accruing loans were current on their loan payments, as compared to $28.1 million or 43.8% of total non-accruing loans at June 30, 2012.

In addition, the ratio of classified assets to total assets decreased to 7.43% at June 30, 2013 from 7.75% at June 30, 2012. Classified assets decreased 11.8% to $117.6 million at June 30, 2013, compared to $133.3 million at June 30, 2012. Delinquent loans (loans delinquent 30 days or more) declined 20.2% to $35.5 million at June 30, 2013, from $44.5 million at June 30, 2012. Impaired loans increased to $89.7 million at June 30, 2013 from $88.7 million at June 30, 2012. At June 30, 2013, impaired loans, net of charge-offs and specific reserves, represented 77.6% of the original contractual loan balance.

Investments.  Securities available for sale decreased $6.6 million, to $24.7 million at June 30, 2013 compared to $31.3 million at June 30, 2012. A total of $6.1 million of principal payments were received on mortgage-backed securities. No securities available for sale were called by the issuer and $6.0 million was purchased during the year ended June 30, 2013. The principal reduction of mortgage-backed securities was primarily attributable to mortgage prepayments and the scheduled principal payments of the underlying mortgage loans.  We evaluate individual investment securities quarterly for other-than-temporary declines in market value.  We do not believe that there are any other-than-temporary impairments at June 30, 2013; therefore, no impairment losses have been recorded for fiscal 2013. FHLB stock decreased $4.4 million due to redemptions by the FHLB of Atlanta during the period.

Real estate owned.  REO decreased $4.4 million, to $11.7 million at June 30, 2013. The total balance of REO included $5.0 million in land, construction and development projects (both residential and commercial), $1.8 million in commercial real estate and $4.9 million in single-family homes at June 30, 2013. During the year ended June 30, 2013, we transferred $7.7 million of loans into REO, disposed of $11.1 million of properties and recognized a net loss of $951,000 on sales and impairment adjustments.

Deposits.  Deposits decreased $311.4 million or 21.2% to $1.15 billion at June 30, 2013 from $1.47 billion at June 30, 2012, primarily due to the withdrawal of $264.2 million in funds held on deposit at June 30, 2012 for orders to purchase shares of the Company’s common stock. In addition, certificates of deposit decreased $89.6 million during the fiscal year as a result of our managed decline of higher rate certificates of deposit, consistent with the Company’s strategy to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.

Borrowings.  Borrowings, including FHLB advances and retail repurchase agreements, decreased from $22.3 million at June 30, 2012 to none at June 30, 2013. FHLB advances decreased $15.1 million, to none at June 30, 2013 as all outstanding FHLB advances were repaid. We recognized a $3.1 million prepayment penalty, included in noninterest expense, during the fiscal year ended June 30, 2013, as a result of these prepayments. All other borrowings, consisting of $7.2 million in retail repurchase agreements related to customer cash management accounts, were also repaid during the fiscal year ended June 30, 2013, and were retained as deposits at June 30, 2013.

Equity.  Stockholders’ equity at June 30, 2013 increased to $367.5 million from $172.5 million at June 30, 2012. The increase in stockholders’ equity primarily reflected a $196.2 million increase in common stock and additional paid in capital due to the Company’s initial stock offering consummated on July 10, 2012. This increase was partially offset by the repurchase of 846,400 shares or 4% of the outstanding stock for $13.3 million for the Company’s 2013 Omnibus Incentive Plan.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities, as well as, the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Years Ended June 30,
	2013			2012			2011
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$1,210,153	$61,775	5.10%	$1,293,747	$69,195	5.35%	$1,327,507	$73,429	5.53%
Deposits in other financial institutions	221,943	1,509	0.68%	133,905	1,331	0.99%	155,633	1,090	0.70%
Investment securities	28,862	324	1.12%	37,905	413	1.09%	58,007	923	1.59%
Other	20,769	152	0.73%	8,003	91	1.14%	24,260	199	0.82%
Total interest-earning assets	1,481,727	63,760	4.30%	1,473,560	71,030	4.82%	1,565,407	75,641	4.83%

Interest-bearing liabilities:
Interest-bearing checking accounts	181,849	212	0.12%	161,780	320	0.20%	143,652	457	0.32%
Money market accounts	263,826	895	0.34%	255,513	1,397	0.55%	228,141	1,852	0.81%
Savings accounts	90,545	199	0.22%	84,106	314	0.37%	72,353	508	0.70%
Certificate accounts	571,324	5,669	0.99%	705,537	8,213	1.16%	812,329	11,981	1.47%
Borrowings	10,434	280	2.68%	90,060	1,534	1.70%	128,746	5,731	4.45%
Total interest-bearing liabilities	1,117,978	7,255	0.65%	1,296,996	11,778	0.91%	1,385,221	20,529	1.48%

Tax-equivalent net interest income		$56,505			$59,252			$55,112
Tax equivalent interest rate spread			3.65%			3.91%			3.35%
Net earning assets	$363,749			$176,564			$180,186
Tax equivalent yield on average
interest-earning assets			3.81%			4.02%			3.52%

Average interest-earning assets to average interest-bearing liabilities	132.54%			113.61%			113.01%
___________________
(1) The average loans receivable, net balances include loans held for sale and non-accruing loans.
(2)  Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $3.4 million, $3.5 million and $3.5 million for fiscal years ended June 30, 2013, 2012, and 2011, respectively, calculated based on a federal tax rate of 34%.

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

	Year Ended June 30,			Years Ended June 30,
	2013 vs. 2012			2012 vs. 2011
	Increase/ (decrease) due to		Total increase/ (decrease)	Increase/ (decrease) due to		Total increase/ decrease
	Volume	Rate		Volume	Rate

Interest-earning assets:
Loans receivable	$(4,471)	$(2,949)	$(7,420)	$(1,867)	$(2,367)	$(4,234)
Deposits in other financial institutions	875	(697)	178	(152)	393	241
Investment securities	(99)	10	(89)	(320)	(190)	(510)
Other	145	(84)	61	(133)	25	(108)

Total interest-earning assets	$(3,550)	$(3,720)	$(7,270)	$(2,472)	$(2,139)	$(4,611)

Interest-bearing liabilities:
Interest-bearing checking accounts	$40	$(148)	$(108)	$58	$(195)	$(137)
Money market accounts	45	(547)	(502)	222	(677)	(455)
Savings accounts	24	(139)	(115)	83	(277)	(194)
Certificate accounts	(1,562)	(982)	(2,544)	(1,575)	(2,193)	(3,768)
Borrowings	(1,356)	102	(1,254)	(1,722)	(2,475)	(4,197)

Total interest-bearing liabilities	$(2,809)	$(1,714)	$(4,523)	$(2,934)	$(5,817)	$(8,751)

Net increase (decrease) in tax equivalent interest income			$(2,747)			$4,140

Comparison of Results of Operations for the Years Ended June 30, 2013 and June 30, 2012

General.  During the year ended June 30, 2013, we had net income of $9.1 million as compared to net income of $4.5 million for the year ended June 30, 2012. This increase was primarily as a result of the $14.5 million decrease in the provision for losses on loans over the prior fiscal year partially offset by a $4.7 million increase in noninterest expense. On a basic and diluted per share basis, the Company earned $0.45 per share for the year ended June 30, 2013, while it had no shares outstanding at June 30, 2012.

Net Interest Income.  Net interest income was $53.1 million for the year ended June 30, 2013 compared to $55.7 million for the year ended June 30, 2012. Net interest income decreased $2.6 million, or 4.6%, compared to the same period in the prior year as declines in interest income on loans of $7.3 million outpaced a decrease in deposit and other borrowing costs of $4.5 million. Net interest margin (on a fully taxable-equivalent basis) for the year ended June 30, 2013 decreased 21 basis points to 3.81% over the same period last year, primarily due to a 52 basis point decrease in the yield on interest-earning assets (on a fully taxable-equivalent basis) to 4.30%, partially offset by a 26 basis point decline in the rate paid on interest-bearing liabilities to 0.65%. The decline in the yield on interest-earning assets during the year ended June 30, 2013 was primarily due to declines in both the average balance and tax-equivalent yields on loans receivable. Generally, our balance sheet interest rate sensitivity achieves better net interest rate margins in a stable or increasing interest rate environment.  However, due to $410.4 million of loans in the loan portfolio with interest rate floors, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors.

Interest Income.  Interest income for the year ended June 30, 2013 was $60.4 million, compared to $67.5 million for the year ended June 30, 2012, a decrease of $7.1 million or 10.5%. The decrease in interest income occurred primarily as a result of declines in both the tax-equivalent yield and average balance of loans receivable. Interest income on loans receivable decreased by $7.3 million or 11.0% to $58.4 million for the year ended June 30, 2013 from $65.7 million for the year ended June 30, 2012, reflecting the decline in the average loans receivable balance and the impact of a 25 basis point decrease in the average tax-equivalent yield on loans. Average loans receivable decreased $83.6 million, or 6.5%, to $1.21 billion for the year ended June 30, 2013 from $1.29 billion for the same period of fiscal 2012. The decrease in average tax-equivalent loan yields reflects the continuing very low level of market interest rates, the maturity or repayment of higher yielding loans, and downward repricing of adjustable rate loans to current market rates. The average tax-equivalent yield on loans was 5.10% for the year ended June 30, 2013, compared to 5.35% for the year ended June 30, 2012.

The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $91.8 million or 51.0% to $271.6 million for the year ended June 30, 2013, while the interest and dividend income from those investments increased by $150,000 compared to the prior fiscal year. The increase in average balance was primarily due to the investment of the proceeds from our Conversion at currently relatively low rates.

Interest Expense.  Interest expense for the year ended June 30, 2013 was $7.3 million, compared to $11.8 million for the year ended June 30, 2012, a decrease of $4.5 million, or 38.4%. The decrease in interest expense occurred as a result of a $179.0 million decrease in average interest-bearing liabilities and a 26 basis point decrease in the average cost of interest-bearing liabilities to 0.65% for the year ended June 30, 2013, from 0.91% for the same period one year earlier. These decreases reflect repayments upon scheduled maturity and the prepayment of all FHLB advances during the year ended June 30, 2013, as well as, a managed decline in certificates of deposit as our pricing decreases were designed to allow higher rate certificates of deposit to run off.

Deposit interest expense decreased $3.3 million, or 31.9%, to $7.0 million for the year ended June 30, 2013 compared to $10.2 million for the same period one year earlier primarily as a result of a $134.2 million decrease in the average balance of certificates of deposit and a 17 basis point decrease in the rate paid on these deposits. In addition, the cost of our money market accounts declined $502,000 due a 21 basis point decrease in the rate paid on these deposits compared to the same period last year. Average borrowings decreased to $10.4 million for the year ended June 30, 2013, from $90.1 million for the year ended June 30, 2012, while the average rate paid on borrowings increased to 2.68% for the year ended June 30, 2013 from 1.70% for the year ended June 30, 2012. This increase in the average rate paid on borrowings was primarily a result of the repayment of all $113.0 million of lower rate, short term FHLB advances during the prior fiscal year.

Provision for Loan Losses.  We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect estimated credit losses in the loan portfolio. In evaluating the level of the allowance for loans losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current risk factors specifically related to each loan type. See “Critical Accounting Policies – Allowance for Loan Losses” for a description of the manner in which the provision for loan losses is established.

During the year ended June 30, 2013, the provision for loan losses was $1.1 million, compared to $15.6 million for the year ended June 30, 2012, a decrease of $14.5 million or 92.9%. During fiscal 2013, home and lot sales activity and real estate values have modestly improved along with general economic conditions, resulting in materially lower loan charge-offs, which was the primary factor in the  $26.5 million or 86.5% decrease in the provision for loan losses to $4.1 million during fiscal 2013 compared to $30.6 million for the prior fiscal year. Although our non-accruing loans increased $4.4 million during the year ended June 30, 2013 our classified assets declined $15.7 million during the year. In addition, at June 30, 2013, $39.6 million or 57.7% of our total non-accruing loans were current on their loan payments as compared to $28.1 million or 43.8% of total non-accruing loans at June 30, 2012. As a result of these factors, combined with our decreasing loan portfolio, in particular declines in commercial construction and development and commercial real estate loan balances, our provision for loan losses significantly decreased during fiscal 2013.

A comparison of the allowance at June 30, 2013 and 2012 reflects a decrease of $3.0 million to $32.1 million at June 30, 2013, from $35.1 million at June 30, 2012. The allowance as a percentage of total loans decreased to 2.75% at June 30, 2013, compared to 2.85% at June 30, 2012. Likewise, the allowance as a percentage of non-accruing loans decreased to 46.78% at June 30, 2013, compared to 54.69% a year earlier. The decline in the allowance for loan losses as a percentage from the prior year was due to the significant decline in net charge-offs year over year.

As of June 30, 2013, we had identified $89.7 million of impaired loans. Our impaired loans are comprised of loans on nonaccrual and TDRs that are performing under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. For more information on these impaired loans, see Note 3 of the Notes to Consolidated Financial Statements under Item 8 of this report.

We believe that the allowance for loan losses as of June 30, 2013 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income.  Noninterest income remained unchanged at $10.4 million for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012. Mortgage banking income and fees increased $1.3 million for the year ended June 30, 2013 as proceeds from loans held for sale increased to $227.2 million from $193.4 million for the year ended June 30, 2012. Mortgage banking loan origination volume remains favorable from a historical perspective as a result of continuing loan refinancing due to very low mortgage interest rates although the recent rise in mortgage interest rates may result in lower refinance activity in the future resulting in reduced income. Gain on sale of fixed assets decreased $1.5 million due to the sale of a branch office during the prior fiscal year. Other noninterest income increased $291,000 for the year ended June 30, 2013 as compared to the prior fiscal year primarily due to income from additional bank-owned life insurance purchased since June 30, 2012.

Noninterest Expense.  Noninterest expense for the year ended June 30, 2013 increased $4.7 million or 10.1% to $51.4 million compared to $46.7 million for the year ended June 30, 2012. This increase was primarily related to $3.1 million in prepayment penalties on FHLB borrowings repaid during the year ended June 30, 2013 and a $4.8 million, or 22.0%, increase in salaries and employee benefits as compared to the prior fiscal year. Salaries and employee benefits increased as a direct result of hiring 25 additional full time employees (primarily in mortgage banking, regulatory compliance, and information technology) coupled with additional expense related to the Company’s new ESOP and 2013 Omnibus Incentive Plan. These increases were partially offset by a $2.1 million reduction in loss on sale and impairment of real estate owned reflecting the modest improvement in real estate values in our market areas. Noninterest expenses as a percentage of average assets increased to 3.21% for the year ended June 30, 2013, as compared to 2.95% for the prior fiscal year.

Income Taxes.  The provision for income taxes was $2.0 million for fiscal 2013, representing an effective tax rate of 17.9%, as compared to a tax benefit of ($647,000) in fiscal 2012.  The tax benefit in fiscal 2012 was primarily due to the tax-free income received on our municipal leases as well as our significant provision for loan losses which reduced our earnings before income tax.

We performed a robust evaluation of our deferred tax assets at June 30, 2013 and June 30, 2012. In making the determination whether a deferred tax asset is more likely than not to be realized, we seek to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. At June 30, 2013 and June 30, 2012, our deferred tax asset valuation allowance was $2.2 million and $2.6 million, respectively, reducing our net deferred tax assets to $47.4 million and $48.9 million, respectively. The deferred tax asset valuation allowance relates primarily to North Carolina state income taxes due primarily to limitations on state net operating loss carry-forwards. The net deferred tax asset was the amount that we determined was more likely than not to be realized, based on an analysis of positive and negative evidence at June 30, 2013 and June 30, 2012. Negative evidence considered included:

•
a cumulative pre-tax loss for the past three years due to a pretax loss of $28.0 million for the year ended June 30, 2011. This loss was due to a $42.8 million provision for loan losses as well as a $3.8 million FHLB prepayment penalty and a $4.5 million check kiting loss; and

•	a high level of net chargeoffs, totaling $30.6 million and $34.4 million for the years ended June 30, 2012 and 2011, respectively.

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

Positive evidence reviewed included pre-tax income for the years ended June 30, 2013 and 2012, strong historical earnings performance, our projected earnings forecast, and tax planning strategies. In developing our projected earnings forecast at June 30, 2013, we assumed gradual improvements in economic conditions for the year ending June 30, 2014, with continued improvements in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, our estimates included credit losses at more normal levels in the year ending June 30, 2014 followed by improvement in ensuing years as the economy improves and higher risk commercial construction and development loans continue to decrease. This is supported by the decrease in net chargeoffs for the fiscal year 2013 to $4.1 million.

The positive evidence that led us to conclude that the income tax benefits of our deferred tax assets would be realized included:

•	pre-tax income of $11.0 million and $3.9 million for the years ended June 30, 2013 and 2012;

•
our long sustained history prior to 2010 (more than twenty consecutive years) of generating taxable income and realizing the income tax benefits of our deferred tax assets and income tax credits. This history provided evidence, as supported by recent profitability, that we would be able to return to a profitability level that will allow full utilization of deferred tax assets;

•
no prior history of generating loss carry forwards or of expiration of loss carry forwards. Taxable losses generated in fiscal 2010 were carried back to prior years, to realize approximately $4.3 million of the deferred tax asset at June 30, 2010;

•	HomeTrust Bank was “well capitalized” under regulatory definitions, allowing management sufficient resources to continue to manage through the current economic conditions and return to profitability;

•	The Company raised $208.2 million of additional capital in its recent Conversion.

•
based on certain improving credit quality indicators, the credit quality issues that gave rise to the net operating loss carry forward and deferred tax asset related to the loan loss allowance were believed to a large extent limited to fiscal years 2010 and 2011. Provision for loan losses decreased to $1.1 million for fiscal year 2013. Additional loan loss provisions are expected to decline in fiscal years 2014 and 2015 as the economy stabilizes and our risk profile continues to be reduced. Specifically, we reduced our higher risk commercial construction and development loan portfolio by 86.6% from $179.3 million at June 30, 2008 to $24.0 million at June 30, 2013. This portfolio accounted for 40.8% of all net loan charge-offs over the past five years. Further, the consumer construction and land/lot loan portfolio decreased by 43.3% from $90.9 million at June 30, 2008 to $51.5 million at June 30, 2013. This portfolio accounted for 10.7% of all net loan charge-offs over the past five years. Lastly, our overall credit risk was reduced by the growth in our one-to four-family loan portfolio. This growth was primarily through the origination of 10 year fixed rate owner occupied refinance home loans. These loans are made to customers in the Company’s market area and have an extremely low risk profile, with average balances of $100,000, average loan to value ratios of 50%, and borrowers with generally higher credit scores. Given their shorter maturities, these loans pay down quicker as well, further adding strength to their low credit risk profile.

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

Based on our analysis, there is more positive evidence than negative regarding the utilization of our deferred tax asset and the realization of our recorded deferred tax asset at June 30, 2013 and 2012.

On July 24, 2013, The Tax Simplification and Reduction Act of 2013 was signed into law. With this act, corporate income tax rates in North Carolina will be reduced. For tax years beginning on or after January 1, 2014, the tax rate will decrease from 6.9% to 6%. For tax years beginning on or after January 1, 2015, the tax rate will decrease to 5%. The statutory tax rate will continue to decrease in 1% increments to 4% in 2016 and 3% in 2017, if declared net General Fund tax collection revenue goals are met based on projected economic growth. Therefore, the decrease in the North Carolina corporate tax rate is expected to reduce the deferred tax assets currently recorded on our balance sheet with a corresponding increase to our income tax provision, as temporary tax differences are reversed at lower state tax rates. At this time, we are still quantifying the potential impact, however, the impact is expected to significantly increase our income tax provision in the first quarter of fiscal 2014.

Comparison of Results of Operation for the Year Ended June 30, 2012 and 2011

General.  During the year ended June 30, 2012, we had net income of $4.5 million as compared to a net loss of $14.7 million for the year ended June 30, 2011.

Our net income continues to reflect an elevated level of loan loss provisioning compared to our experience prior to the economic downturn. During the year ended June 30, 2012, however, our net interest margin improved significantly compared to the same period in the prior year, primarily as a result of substantially declining deposit costs over the prior year period. This improvement in our net interest margin has been the most important factor driving our year-over-year increases in net interest income in recent periods. As more fully explained below, our provision for loan losses was $15.6 million for the year ended June 30, 2012, compared to $42.8 million for the prior fiscal year. Our provision for loan losses continued to reflect high levels of delinquencies, non-accruing loans and net charge-offs, particularly for speculative commercial construction loans for construction of one- to four-family homes and for acquisition and development of land for residential properties.

Non-interest income decreased $6.4 million to $10.4 million for the year ended June 30, 2012 compared to $16.8 million for the year ended June 30, 2011. Non-interest income declined primarily due to the $5.8 million gain from our business combination with Cherryville Federal Bank in the prior fiscal year and a $2.9 million gain from the payoff of a loan participation purchased at a discount, which is included in other non-interest income during the year ended June 30, 2011. Noninterest expenses decreased $6.9 million to $46.7 million for the year ended June 30, 2012 from $53.6 million for the year ended June 30, 2011, primarily due to a $1.9 million decrease in FHLB advance prepayment penalties and a $4.5 million expense recorded in other non-interest expense during fiscal 2011 related to a check kiting scheme by one of our customers.

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

The positive impact to our net interest margin from lower funding costs was partially offset by the adverse effect of continued high levels of nonaccrual loans and other non-performing assets. Although a significant amount of non-accruing loans were current on their loan payments at June 30, 2012, we only record interest on these loans as cash payments are received. Non-accruing loans reduced the margin by 21 basis points in the year ended June 30, 2012 compared to a 17 basis point reduction for the year ended June 30, 2011. The yield on earning assets for the year ended June 30, 2012 decreased by one basis point compared to the prior fiscal year. As a result of funding costs for fiscal 2012 decreasing by 57 basis points compared to the prior fiscal year, the net interest spread expanded to 3.91% at June 30, 2012 compared to 3.35% at June 30, 2011.

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

Interest Expense.  Interest expense for the year ended June 30, 2012 was $11.8 million, compared to $20.5 million for the year ended June 30, 2011, a decrease of $8.8 million, or 42.6%. The decrease in interest expense occurred as a result of a 57 basis point decrease in the average cost of all interest-bearing liabilities to 0.91% for the year ended June 30, 2012, from 1.48% for the prior fiscal year, and an $88.2 million decrease in average interest-bearing liabilities. This decrease reflects the restructuring of our FHLB advances and a managed decline in certificates of deposit as our pricing decreases were designed to allow higher rate certificates of deposit to run off.

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

The provision for loan losses in the year ended June 30, 2012 remained significantly elevated in relation to historical loss rates prior to the economic downturn. The provision for loan losses at June 30, 2012 primarily reflected material levels of delinquent and non-accruing construction and development loans for one- to four-family properties, additional declines in property values and continuing high levels of net charge-offs. It also reflects our continued concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots. These concerns have remained elevated since 2008 as price declines for housing and related lot and land markets have occurred. Aside from housing-related construction and development loans, non-accruing loans generally reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity has also become a significant contributing factor to more recent late-cycle defaults in other non-housing-related segments of the portfolio which also factored into our provision calculation. The recent recession caused our market areas to experience a decline in tourism and a reduced influx of retirees from other parts of the country. In addition, the recent recession has also resulted in increased job losses in the manufacturing services sector. Our commercial loans, in particular construction and development loans, exposed us to losses as the economy worsened. The adverse effects of the weak economy, although delayed in impacting our market areas, has resulted in higher net charge-offs and non-accruing loans since fiscal 2009, as businesses and developers in our market areas were adversely effected and second home buyers defaulted on their mortgages at a higher than historical rate.

We recorded net charge-offs of $30.6 million for the year ended June 30, 2012, compared to $34.4 million for the prior fiscal year. In accordance with regulatory guidance, during the year ended June 30, 2012, we charged-off an additional $16.7 million related to impaired loans for which we previously had recorded specific reserves. As a result, specific reserves included in the allowance for loan losses decreased $16.6 million from $18.2 million at June 30, 2011 to $1.6 million at June 30, 2012. In addition, we reclassified $25.7 million of impaired loans from impaired loans still accruing interest to non-accruing loans pursuant to regulatory guidance. Generally, these loans are paying as agreed, except that liquidation of the underlying collateral has been significantly delayed as compared to the schedule contemplated in our initial underwriting. At June 30, 2012, $28.1 million or 43.82% of total non-accruing loans (including the $25.7 million referred to above) were current on their loan payments. We evaluated the decline in collateral value for each of these loans and recorded no additional reserves related to these loans during the year ended June 30, 2012. Primarily as a result of this reclassification, non-accruing loans increased by $15.7 million to $64.2 million at June 30, 2012. A comparison of the allowance at June 30, 2012 and 2011 reflects a decrease of $15.0 million to $35.1 million at June 30, 2012, from $50.1 million at June 30, 2011. Specific valuation allowances included in the allowance for loan losses decreased $16.6 million from $18.2 million at June 30, 2011 to $1.6 million at June 30, 2012 due to the additional charge-offs discussed above. The allowance as a percentage of total loans decreased to 2.85% at June 30, 2012, compared to 3.77% at June 30, 2011. Likewise, the allowance as a percentage of non-accruing loans decreased to 54.69% at June 30, 2012, compared to 103.43% a year earlier.

As of June 30, 2012, we had identified $88.7 million of impaired loans. Our impaired loans are comprised of loans on nonaccrual and TDRs that are performing under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. For more information on these impaired loans, see Note 3 of the Notes to Consolidated Financial Statements under Item 8 of this report.

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

Income Taxes.  For the year ended June 30, 2012, we recorded an income tax benefit of $647,000 compared to a benefit of $13.3 million for the year ended June 30, 2011. These benefits were primarily due to the tax-free income received on our municipal leases as well as our significant provision for loan losses which reduced our earnings before income tax.

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

Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates. The table presented here, as of June 30, 2013, is forward-looking information about our sensitivity to changes in interest rates. The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up and down 400 basis points. Given the relatively low level of market interest rates, a PVE calculation for a decrease of greater than 100 basis points has not been prepared. An increase in rates would negatively impact our PVE as a result of costs of deposit accounts increasing more rapidly than yields on loans due to the fixed rate nature of a large portion of our loan portfolio. As rates rise, the market value of fixed rate assets generally declines due to both the rate increases and slowing prepayments. In addition, due to a number of loans in our loan portfolio with interest rate floors, our net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. Conversely, in a falling interest rate environment these interest rate floors will assist in maintaining our net interest income. As of June 30, 2013, our loans with interest rate floors totaled approximately $410.4 million and had a weighted average floor rate of 4.54%.

June 30, 2013
Change in Interest Rates in	Present Value Equity			PVE
Basis Points	Amount	$ Change	% Change	Ratio
(Dollars in Thousands)

+400	$265,387	$(60,248)	(19)%	19.30%
+300	275,737	(49,898)	(15)	19.60
+200	288,865	(36,770)	(11)	20.02
+100	305,410	(20,225)	(6)	20.57
Base	325,635	-	-	21.24
-100	333,866	8,231	3	21.13

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

The board of directors and management of HomeTrust Bank believe that certain factors afford HomeTrust Bank the ability to operate successfully despite its exposure to interest rate risk. HomeTrust Bank may manage its interest rate risk by originating and retaining adjustable rate loans in its portfolio, by borrowing from the Federal Home Loan Bank to match the duration of our funding to the duration of originated fixed rate one- to four-family real estate loans held in portfolio and by selling on an ongoing basis certain currently originated fixed rate one- to four-family real estate loans.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2013, HomeTrust Bank had an additional borrowing capacity of $213.8 million with the Federal Home Loan Bank of Atlanta, a $146.2 million line of credit with the Federal Reserve Bank of Richmond and a $5 million line of credit with another unaffiliated bank. At June 30, 2013, we had no Federal Home Loan Bank advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At June 30, 2013 brokered deposits totaled $10.0 million or 0.87% of total deposits.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Company on a stand-alone level is a separate legal entity from HomeTrust Bank and must provide for its own liquidity and pay its own operating expenses. The Company’s primary source of funds consists of the net proceeds retained by the Company from the Conversion. We also have the ability to receive dividends or capital distributions from HomeTrust Bank, although there are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. At June 30, 2013, the Company (on an unconsolidated basis) had liquid assets of $53.2 million.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2013, the total approved loan commitments and unused lines of credit outstanding amounted to $54.2 million and $151.6 million, respectively, as compared to $60.0 million and $154.3 million, respectively, as of June 30, 2012. Certificates of deposit scheduled to mature in one year or less at June 30, 2013, totaled $374.5 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

During fiscal 2013, cash and cash equivalents decreased $99.1 million, or 44.1%, from $224.8 million as of June 30, 2012 to $125.7 million as of June 30, 2013 primarily due to the refunding of $76.0 million in funds held on deposit for orders to purchase shares of the Company’s common stock in its recent oversubscribed Conversion. Cash used for financing activities of $152.4 million was partially offset by cash provided by operating activities of $23.9 million and by investing activities of $29.4 million. Primary sources of cash for the year ended June 30, 2013 included proceeds from the Conversion of $208.2 million, a net decrease in portfolio loans of $54.4 million, and proceeds from the sale of real estate owned of $11.1 million. Primary uses of cash during the period included a $311.4 million decrease in net deposits, purchases of bank-owned life insurance of $16.0 million, and the purchase of certificates of deposit in other banks, net of maturities, of $28.6 million. The decrease in net deposits was primarily due to the reduction of $264.2 million in funds held on deposit at June 30, 2012 for orders to purchase shares of the Company’s common stock.

During fiscal 2012, cash and cash equivalents increased $190.1 million, or 548.4%, from $34.7 million as of June 30, 2011 to $224.8 million as of June 30, 2012, as a result of deposits held in escrow pending the close of the Conversion. Cash provided by financing activities of $76.5 million and by operating activities of $19.9 million augmented cash provided by investing activities of $93.8 million. Primary sources of cash for fiscal 2012 included proceeds from maturities of available for sale securities of $37.3 million, a decrease in loans of $53.3 million, and an increase in deposits of $201.6 million. Primary uses of cash included purchases of bank-owned life insurance of $31.0 million, purchases of securities available for sale of $12.5 million, and repayments of Federal Home Loan Bank advances and other borrowings of $125.1 million.

At June 30, 2013, equity totaled $367.5 million. Management monitors the capital levels of the Company to provide for current and future business opportunities and to ensure HomeTrust Bank meets regulatory guidelines for “well-capitalized” institutions. As a savings and loan holding company regulated by the Federal Reserve Board, the Company is not currently subject to any separate regulatory capital requirements, however, HomeTrust Bank must maintain various minimum capital ratios established by the OCC to be categorized as well capitalized. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on HomeTrust Bank’s financial statements. As of June 30, 2013, HomeTrust Bank was “well-capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” HomeTrust Bank must maintain the minimum capital ratios set forth in the table below.

HomeTrust Bank’s actual and required minimum capital amounts and ratios to be categorized “adequately” and “well capitalized” are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2013:
Tier I Capital (to Total Adjusted Assets)	$228,454	15.25%	$59,920	4.00%	$74,901	5.00%
Tier I Capital (to Risk-weighted Assets)	$228,454	21.89%	$-	-%	$62,620	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$241,736	23.16%	$83,493	8.00%	$104,367	10.00%

As of June 30, 2012:
Tier I Capital (to Total Adjusted Assets)	$122,273	7.32%	$66,801	4.00%	$83,502	5.00%
Tier I Capital (to Risk-weighted Assets)	$122,273	11.18%	$-	-%	$65,634	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$136,216	12.45%	$87,512	8.00%	$109,390	10.00%

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
HomeTrust Bancshares, Inc.
Asheville, North Carolina

We have audited the accompanying consolidated balance sheets of HomeTrust Bancshares, Inc. and subsidiary (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeTrust Bancshares, Inc. and subsidiary as of June, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina
September 13, 2013

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
 (Dollar amounts in thousands except per share data)

	June 30,
	2013	2012
Assets
Cash	$13,251	$13,909
Interest-bearing deposits	112,462	210,892
Cash and cash equivalents	125,713	224,801
Certificates of deposit in other banks	136,617	108,010
Securities available for sale, at fair value	24,750	31,335
Loans held for sale	10,770	10,787
Total loans, net of deferred loan fees and discount	1,164,183	1,229,045
Allowance for loan losses	(32,073)	(35,100)
Net loans	1,132,110	1,193,945
Premises and equipment, net	22,400	23,106
Federal Home Loan Bank stock, at cost	1,854	6,300
Accrued interest receivable	5,549	6,008
Real estate owned	11,739	16,130
Deferred income taxes	47,428	48,927
Bank owned life insurance	62,242	44,614
Other assets	2,151	6,093
Total Assets	$1,583,323	$1,720,056

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,154,750	$1,466,175
Other borrowings	-	22,265
Capital lease obligations	2,016	2,024
Other liabilities	59,042	57,107
Total liabilities	1,215,808	1,547,571
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
or outstanding	-	-
Common stock, $0.01 par value, 60,000,000 shares authorized, 20,824,900
shares issued and outstanding at June 30, 2013; none at June 30, 2012	208	-
Additional paid in capital	227,397	31,367
Retained earnings	149,990	140,937
Unearned Employee Stock Ownership Plan (ESOP) shares	(10,051)	-
Accumulated other comprehensive income (loss)	(29)	181
Total stockholders’ equity	367,515	172,485
Total Liabilities and Stockholders’ Equity	$1,583,323	$1,720,056

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income (Loss)
 (Dollar amounts in thousands except per share data)

	June 30,
	2013	2012	2011

Interest and Dividend Income
Loans	$58,404	$65,656	$69,874
Securities available for sale	324	413	1,016
Certificates of deposit and other interest-bearing deposits	1,578	1,331	1,135
Federal Home Loan Bank stock	83	91	62
Total interest and dividend income	60,389	67,491	72,087

Interest Expense
Deposits	6,975	10,244	14,798
Other borrowings	280	1,534	5,731
Total interest expense	7,255	11,778	20,529

Net Interest Income	53,134	55,713	51,558
Provision for Loan Losses	1,100	15,600	42,800

Net Interest Income after Provision for Loan Losses	52,034	40,113	8,758

Noninterest Income
Service charges on deposit accounts	2,589	2,679	2,929
Mortgage banking income and fees	5,107	3,846	3,211
Gain from sales of securities available for sale	-	-	430
Gain from business combination	-	-	5,844
Gain on sale of premises and equipment	-	1,503	-
Other, net	2,691	2,400	4,382
Total other income	10,387	10,428	16,796

Noninterest Expense
Salaries and employee benefits	26,438	21,679	22,065
Net occupancy expense	5,497	4,975	4,855
Marketing and advertising	1,705	1,546	2,317
Telephone, postage, and supplies	1,737	1,459	1,491
Deposit insurance premiums	1,407	2,097	2,193
Computer services	2,386	1,853	1,785
Federal Home Loan Bank advance prepayment penalty	3,069	2,111	3,988
Loss on sale and impairment of real estate owned	951	3,040	3,825
Real estate owned expense	2,135	1,951	1,868
Other	6,068	5,950	9,167
Total other expense	51,393	46,661	53,554

Income (Loss) Before Income Taxes	11,028	3,880	(28,000)
Income Tax Expense (Benefit)	1,975	(647)	(13,263)

Net Income (Loss)	$9,053	$4,527	$(14,737)

Per Share Data:
Net income per common share:
Basic	$0.45	n/a	n/a
Diluted	$0.45	n/a	n/a
Average shares outstanding:
Basic	19,922,283	n/a	n/a
Diluted	19,941,687	n/a	n/a

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
 (Dollar amounts in thousands)

	June 30,
	2013	2012	2011

Net Income (Loss)	$9,053	$4,527	$(14,737)
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Reclassification of securities losses (gains) recognized in net income	$-	$-	$(538)
Deferred income tax benefit (expense)	-	-	183
Gains (losses) arising during the period	(318)	286	(404)
Deferred income tax benefit (expense)	108	(97)	137
Total other comprehensive income (loss)	$(210)	$189	$(622)

Comprehensive Income (Loss)	$8,843	$4,716	$(15,359)

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
 (Dollar amounts in thousands)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid In	Retained	ESOP	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity

Balance at June 30, 2010	$-	$23,054	$151,147	$-	$614	$174,815
Net loss	-	-	(14,737)	-	-	(14,737)
Additional paid in capital from business combination	-	8,313	-	-	-	8,313
Other comprehensive loss	-	-	-	-	(622)	(622)

Balance at June 30, 2011	$-	$31,367	$136,410	$-	$(8)	$167,769
Net income	-	-	4,527	-	-	4,527
Other comprehensive income	-	-	-	-	189	189

Balance at June 30, 2012	$-	$31,367	$140,937	$-	$181	$172,485
Net income	-	-	9,053	-	-	9,053
Issuance of common stock	212	211,388	-	-	-	211,600
Common stock issuance cost	-	(3,396)	-	-	-	(3,396)
Loan to ESOP for purchase of shares	-	-	-	(10,580)	-	(10,580)
Stock repurchased for equity incentive plan	(9)	(13,290)	-	-	-	(13,299)
Granted restricted stock	5	(5)		-	-	-
Stock option expense	-	541	-	-	-	541
Restricted stock expense	-	572	-	-	-	572
ESOP shares allocated	-	220	-	529	-	749
Other comprehensive loss	-	-	-	-	(210)	(210)

Balance at June 30, 2013	$208	$227,397	$149,990	$(10,051)	$(29)	$367,515

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	June 30,
	2013	2012	2011
Operating Activities:
Net income (loss)	$9,053	$4,527	$(14,737)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,100	15,600	42,800
Depreciation	2,287	2,276	2,195
Deferred income tax expense (benefit)	1,607	(537)	(11,695)
Net amortization and accretion	(210)	(187)	(170)
Federal Home Loan Bank advance prepayment penalty	3,069	2,111	3,988
Gain on sale of premises and equipment	-	(1,503)	-
Loss on sale and impairment of real estate owned	951	3,040	3,825
Gain from sales of securities available for sale	-	-	(430)
Gain from business combination	-	-	(5,844)
Gain on sale of loans held for sale	(3,751)	(2,900)	(2,729)
Origination of loans held for sale	(227,117)	(196,708)	(155,090)
Proceeds from sales of loans held for sale	230,885	193,391	160,009
Decrease in deferred loan fees, net	(513)	(853)	(285)
Decrease in accrued interest receivable and other assets	2,773	2,486	7,050
ESOP compensation expense	749	-	-
Restricted stock and stock option expense	1,113	-	-
Increase (decrease) in other liabilities	1,935	(873)	3,820
Net cash provided by operating activities	23,931	19,870	32,707

Investing Activities:
Purchase of securities available for sale	(6,000)	(12,539)	(35,260)
Proceeds from sales of securities available for sale	-	-	8,555
Proceeds from maturities of securities available for sale	6,100	37,332	29,833
Purchase of certificates of deposit in other banks	(79,927)	(35,816)	(103,057)
Maturities of certificates of deposit in other banks	51,320	46,652	83,351
Principal repayments of mortgage-backed securities	6,101	3,067	5,500
Net redemptions of Federal Home Loan Bank Stock	4,446	3,330	1,450
Net decrease (increase) in loans	54,445	53,296	(23,195)
Purchase of bank owned life insurance	(16,000)	(31,000)	-
Proceeds from redemption of bank owned life insurance	-	21,580	-
Cash received from business combination	-	-	8,190
Purchase of premises and equipment	(1,581)	(3,218)	(2,399)
Capital improvements to real estate owned	(542)	(316)	(696)
Proceeds from sale of premises and equipment	-	1,745	-
Proceeds from sale of real estate owned	11,061	9,688	7,925
Net cash provided by (used in) investing activities	29,423	93,801	(19,803)

Financing Activities:
Net increase (decrease) in deposits	(311,425)	201,590	(111,424)
Net increase (decrease) in other borrowings	(25,334)	(125,124)	16,368
Proceeds from stock conversion	208,204	-	-
Loan to ESOP for purchase of shares	(10,580)	-	-
Common stock repurchased	(13,299)	-	-
Decrease in capital lease obligations	(8)	(7)	(7)
Net cash provided by (used in) financing activities	(152,442)	76,459	(95,063)
Net Increase (Decrease) in Cash and Cash Equivalents	(99,088)	190,130	(82,159)
Cash and Cash Equivalents at Beginning of Period	224,801	34,671	116,830
Cash and Cash Equivalents at End of Period	$125,713	$224,801	34,671

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollar amounts in thousands)

	June 30,
	2013	2012	2011
Supplemental Disclosures:

Cash paid during the period for:
Interest	$7,414	$11,981	18,990
Income taxes	123	97	52
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	(210)	189	(622)
Transfers of loans to real estate owned	7,730	16,137	13,473
Loans originated to finance the sale of real estate owned	651	1,452	6,209
Business combination:
Assets acquired	-	-	105,126
Liabilities assumed	-	-	90,969
Net assets acquired	-	-	14,157

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

Organization and Description of Business – HomeTrust was incorporated in Maryland on December 27, 2011 and became the holding company for the Bank on July 10, 2012 upon the completion of the Bank’s conversion from the mutual to stock form of organization (the “Conversion”).  In connection with the Conversion, HomeTrust issued an aggregate of 21,160,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $211.6 million.  HomeTrust received $208.2 million in net proceeds from the stock offering of which $104.1 million or 50% of the net proceeds were contributed to the Bank upon Conversion.  Included in the issuance of shares was 1,058,000 shares to a newly formed “ESOP” for which HomeTrust loaned the ESOP $10,580,000 to purchase the shares. The Bank is a federally chartered savings bank headquartered in Asheville, North Carolina with twenty retail offices located in western and central North Carolina. The business of the Bank is conducted through its seven operating divisions – HomeTrust Bank, Cherryville Federal Bank, Home Savings Bank of Eden, Industrial Federal Bank of Lexington, Shelby Savings Bank, Tryon Federal Bank, and Rutherford County Bank.  All divisions operate under a single set of corporate policies and procedures and are recognized as a single banking segment for financial reporting purposes.

Accounting Principles – The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States (“US GAAP”).

Principles of Consolidation and Subsidiary Activities – The accompanying consolidated financial statements include the accounts of HomeTrust, the Bank, and its wholly-owned subsidiary, Western North Carolina Service Corporation (“WNCSC”) at or for the year ended June 30, 2013 and of the Bank and WNCSC only at June 30, 2012 and for the years ended June 30, 2012 and 2011.  WNCSC owns office buildings in Asheville, North Carolina that are leased to the Bank.  All intercompany items have been eliminated.

Cash Flows – Cash and cash equivalents include cash and interest-bearing deposits with initial terms to maturity of ninety days or less.

Securities – The Company classifies investment securities as trading, available for sale or held to maturity.

Securities available for sale are carried at fair value. These securities are used to execute asset/liability management strategies, manage liquidity, and leverage capital, and therefore may be sold prior to maturity. Adjustments for unrealized gains or losses, net of the income tax effect, are made to accumulated other comprehensive income, a separate component of total stockholders’ equity.

Securities held to maturity are stated at cost, net of unamortized balances of premiums and discounts. When these securities are purchased, the Company intends to and has the ability to hold such securities until maturity.

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

Loans – Loans are carried at their outstanding principal amount, less unearned income and deferred nonrefundable loan fees, net of certain origination costs.  Interest income is recorded as earned on an accrual basis except for non-accruing loans where interest is recorded as earned on a cash basis. Net deferred loan origination fees/costs are deferred and amortized to interest income over the life of the related loan.  The premium or discount on purchased loans is amortized over the expected life of the loans and is included in interest income.

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

Loans Held for Sale—Loans held for sale are residential mortgages and are valued at the lower of cost or fair value less estimated costs to sell as determined by outstanding commitments from investors on a “best efforts” basis or current investor yield requirements, calculated on the aggregate loan basis.  Loans sold are generally sold at par value and with servicing released.

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

All classified loans above a certain threshold meeting certain criteria are evaluated for impairment on a loan-by-loan basis and are considered impaired when it is probable, based on current information, that the borrower will be unable to pay contractual interest or principal as required by the loan agreement. Impaired loans below the threshold are evaluated as a pool with additional adjustments to the allowance for loan losses. Loans that experience insignificant payment delays and payment shortfalls are not necessarily considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment history, and the amount of the shortfall relative to the principal and interest owed. Impaired loans are measured at their estimated net realizable value based on either the value of the loan’s expected future cash flows discounted at the loan’s effective interest rate or on the collateral value, net of the estimated costs of disposal, if the loan is collateral dependent. For loans considered impaired, an individual allowance for loan losses is recorded when the loan principal balance exceeds the estimated net realizable value.

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

Future material adjustments to the allowance for loan losses may be necessary due to changing economic conditions or declining collateral values. In addition, bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to make adjustments to the allowance for loan losses based upon judgments that differ significantly from those of management.

Nonperforming Assets—Nonperforming assets can include loans that are past due 90 days or more and continue to accrue interest, loans on which interest is not being accrued, and real estate owned ("REO").

Loans Past Due 90 Days or More, Non-accruing, Impaired, or Restructured—The Company’s policies related to when loans are placed on non-accruing status conform to guidelines prescribed by bank regulatory authorities. Generally, the Company

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)
suspends the accrual of interest on loans (i) that are maintained on a cash basis because of the deterioration of the financial condition of the borrower, (ii) for which payment in full of principal or interest is not expected (impaired loans), or (iii) on which principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. Under the Company’s cost recovery method, interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accruing status when all principal and interest amounts contractually due are brought current and concern no longer exists as to the future collectability of principal and interest, which is generally confirmed when the loan demonstrates performance for six consecutive months or payment cycles.

Restructured loans to borrowers who are experiencing financial difficulty, and on which the Company has granted concessions that modify the terms of the loan, are accounted for as troubled debt restructurings ("TDRs"). These loans remain as troubled debt restructurings until the loan has been paid in full, modified to its original terms, or charged off.  The Company may place these loans on accrual or nonaccrual status depending on the individual facts and circumstances of the borrower.  Generally, these loans are put on nonaccrual status until there is adequate performance that evidences the ability of the borrower to make the contractual payments.  This period of performance is normally at least six months, and may include performance immediately prior to or after the modification, depending on the specific facts and circumstances of the borrower.

Loan Charge-offs—The Company charges off loan balances, in whole or in part to fair market value, when available, verifiable, and documentable information confirms that specific loans, or portions of specific loans, are uncollectible or unrecoverable. For unsecured loans, losses are confirmed when it can be determined that the borrower, or any guarantors, are unwilling or unable to pay the amounts as agreed. When the borrower, or any guarantor, is unwilling or unable to pay the amounts as agreed on a loan secured by collateral and any recovery will be realized upon the sale of the collateral, the loan is deemed to be collateral dependent. Repayments or recoveries for collateral dependent loans are directly affected by the value of the collateral at liquidation. As such, loan repayment can be affected by factors that influence the amount recoverable, the timing of the recovery, or a combination of the two. Such factors include economic conditions that affect the markets in which the loan or its collateral is sold, bankruptcy, repossession and foreclosure laws, and consumer banking regulations. Losses are also confirmed when the loan, or a portion of the loan, is classified as loss resulting from loan reviews conducted by the Company or its bank regulatory examiners.

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

Charge-offs of loans in the retail consumer loan segment are generally confirmed and recognized in a manner similar to loans in the commercial loan segment. Secured retail consumer loans that are identified as uncollectible and are deemed to be collateral dependent are confirmed as loss to the extent the net realizable value of the collateral is insufficient to recover the loan balance. Consumer loans  not secured by real estate that become 90 days past due are charged off to the extent that the fair value of any collateral, less estimated costs to sell the collateral, is insufficient to recover the loan balance. Consumer loans secured by real estate that become 120 days past due are charged off to the extent that the fair value of the real estate securing the loan, less estimated costs to sell the collateral, is insufficient to recover the loan balance. Loans to borrowers in bankruptcy are subject to modification by the bankruptcy court and are charged off to the extent that the fair value of any collateral securing the loan, less estimated costs to sell the collateral, is insufficient to recover the loan balance, unless the Company expects repayment is likely to occur. Such loans are charged off within 60 days of the receipt of notification from a bankruptcy court or when the loans become 120 days past due, whichever is shorter.

Real Estate Owned—REO consists of real estate acquired as a result of customers’ loan defaults. REO is stated at the lower of the related loan balance or the fair value of the property net of the estimated costs of disposal with a charge to the allowance for loan losses upon foreclosure. Any write-downs subsequent to foreclosure are charged against operating earnings. To the extent recoverable, costs relating to the development and improvement of property are capitalized, whereas those costs relating to holding the property are charged to expense.

Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the 150% declining balance method and the straight-line method over the estimated useful lives which range from fifteen to forty years for buildings and three to ten years for furniture, fixtures, and equipment. Maintenance and repair costs are expensed as incurred.

Federal Home Loan Bank Stock—As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at June 30, 2013 and June 30, 2012.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Business Combinations—The Company uses the acquisition method of accounting, formerly referred to as the purchase method, for all business combinations. An acquirer must be identified for each business combination, and the acquisition date is the date the acquirer achieves control. The acquisition method of accounting requires the Company as acquirer to recognize the fair value of assets acquired and liabilities assumed at the acquisition date as well as recognize goodwill or a gain from a bargain purchase, if appropriate. In addition, prior to the Conversion in July 2012, the Company recognized the fair value of the acquired institution’s equity as a separate component to equity capital on the balance sheet as required for business combinations of mutual institutions.  Any acquisition-related costs and restructuring costs are recognized as period expenses as incurred.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of June 30, 2013 and June 30, 2012, there were no accruals for uncertain tax positions and no accruals for interest and penalties. HomeTrust and the Bank file a consolidated United States federal income tax return, as well as separate unconsolidated North Carolina state income tax returns.  The Company’s income tax returns subsequent to 2009 are subject to examination by the taxing authorities.

Employee Stock Ownership Plan—In connection with the Conversion, the Bank established an Employee Stock Ownership Plan (“ESOP”) for the benefit of all of its eligible employees.  Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP.  It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to the Company over a 20 year period.

Unearned ESOP shares are shown as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, if paid, will be considered to be compensation expense. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital.  The Company recognizes a tax deduction equal to the cost of the shares released.  Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Equity Incentive Plan—The Company issues restricted stock and stock options under the HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”) to key officers and outside directors. In accordance with the requirements of Accounting Standards Codification ("ASC") 718, Compensation – Stock Compensation, the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period. The Company estimates forfeitures when recognizing compensation expense and this estimate is adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimate. Changes in estimated forfeitures in future periods are recognized through a cumulative catch-up adjustment, which is recognized in the period of change and also will affect the amount of estimated unamortized compensation expense to be recognized in future periods.

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

In July 2012, the FASB issued ASU No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment”, regarding goodwill which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before July 27, 2012, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about these amounts. The new guidance was effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

2.	Securities Available for Sale

Securities available for sale consist of the following at the dates indicated:

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$6,000	$2	$-	$6,002
Residential Mortgage-backed Securities
of U.S. Government Agencies and
Government-Sponsored Enterprises	18,794	81	(127)	18,748
Total	$24,794	$83	$(127)	$24,750

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$6,102	$2	$(2)	$6,102
Residential Mortgage-backed Securities
of U.S. Government Agencies and
Government-Sponsored Enterprises	24,958	286	(11)	25,233
Total	$31,060	$288	$(13)	$31,335

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

	June 30, 2013
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$-	$-
Due after one year through five years	6,000	6,002
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	18,794	18,748
Total	$24,794	$24,750

	June 30, 2012
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$6,000	$6,002
Due after one year through five years	102	100
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	24,958	25,233
Total	$31,060	$31,335

Gross proceeds and gross realized gains and losses from sales of securities recognized in net income follow:

	June 30,
	2013	2012	2011
Gross proceeds from sales of securities	$-	$-	$8,555
Gross realized gains from sales of securities	-	-	443
Gross realized losses from sales of securities	-	-	13

Securities available for sale with costs totaling $21,429 and $15,563 with market values of $21,500 and $15,727 at June 30, 2013 and June 30, 2012, respectively, were pledged as collateral to secure various public deposits and retail repurchase agreements.

The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2013 and June 30, 2012 were as follows:

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	5,707	(122)	745	(5)	6,452	(127)
Total	$5,707	$(122)	$745	$(5)	$6,452	$(127)

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$-	$-	$100	$(2)	$100	$(2)
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	2,908	(8)	100	(3)	3,008	(11)
Total	$2,908	$(8)	$200	$(5)	$3,108	$(13)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The total number of securities with unrealized losses at June 30, 2013, and June 30, 2012 were 26 and 22, respectively.  Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the years ended June 2013, 2012 or 2011.

The Bank, as a member of the FHLB, is required to maintain an investment in FHLB capital stock.  No ready market exists for the FHLB stock and the carrying value approximates its fair value based on the redemption provisions of the FHLB.

3.	Loans

Loans consist of the following at the dates indicated:

	June 30,	June 30,
	2013	2012
Retail consumer loans:
One- to four-family	$602,980	$620,486
Home equity lines of credit	125,676	143,052
Construction and land/lots	51,546	53,572
Consumer	3,349	3,819
Total retail consumer loans	783,551	820,929
Commercial loans:
Commercial real estate	231,086	238,644
Construction and development	23,994	42,362
Commercial and industrial	11,452	14,578
Municipal leases	116,377	115,516
Total commercial loans	382,909	411,100
Total loans	1,166,460	1,232,029
Deferred loan fees, net	(1,347)	(1,860)
Discount on loans from business combination	(930)	(1,124)
Total loans, net of deferred loan fees and discount	1,164,183	1,229,045
Allowance for loan and lease losses	(32,073)	(35,100)
Net loans	$1,132,110	$1,193,945

All the qualifying first mortgage loans, home equity lines of credit, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s total loans by segment, class, and risk grade at the dates indicated follow:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
June 30, 2013
Retail consumer loans:
One- to four-family	$537,329	$14,003	$47,896	$3,715	$37	$602,980
Home equity lines of credit	117,438	1,374	6,679	184	1	125,676
Construction and land/lots	48,914	209	2,199	224	-	51,546
Consumer	3,144	62	134	6	3	3,349
Commercial loans:
Commercial real estate	179,310	20,105	27,116	4,555	-	231,086
Construction and development	9,872	2,853	10,950	318	1	23,994
Commercial and industrial	8,812	835	1,647	157	1	11,452
Municipal leases	114,418	1,959	-	-	-	116,377
Total loans	$1,019,237	$41,402	$96,621	$9,159	$43	$1,166,460

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
June 30, 2012
Retail consumer loans:
One- to four-family	$553,457	$9,305	$55,338	$2,366	$20	$620,486
Home equity lines of credit	134,959	1,267	5,620	1,204	2	143,052
Construction and land/lots	48,759	704	3,084	1,025	-	53,572
Consumer	3,563	55	159	39	3	3,819
Commercial loans:
Commercial real estate	195,372	16,291	25,958	1,023	-	238,644
Construction and development	20,074	5,739	16,406	142	1	42,362
Commercial and industrial	9,818	1,073	3,527	157	3	14,578
Municipal leases	113,829	633	1,054	-	-	115,516
Total loans	$1,079,831	$35,067	$111,146	$5,956	$29	$1,232,029

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2013
Retail consumer loans:
One- to four-family	$7,056	$8,906	$15,962	$587,018	$602,980
Home equity lines of credit	450	1,656	2,106	123,570	125,676
Construction and land/lots	242	429	671	50,875	51,546
Consumer	4	35	39	3,310	3,349
Commercial loans:
Commercial real estate	3,805	7,085	10,890	220,196	231,086
Construction and development	-	5,420	5,420	18,574	23,994
Commercial and industrial	193	172	365	11,087	11,452
Municipal leases	-	-	-	116,377	116,377
Total loans	$11,750	$23,703	$35,453	$1,131,007	$1,166,460

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2012
Retail consumer loans:
One- to four-family	$10,532	$11,629	$22,161	$598,325	$620,486
Home equity lines of credit	388	2,613	3,001	140,051	143,052
Construction and land/lots	789	1,405	2,194	51,378	53,572
Consumer	54	35	89	3,730	3,819
Commercial loans:
Commercial real estate	4,188	6,071	10,259	228,385	238,644
Construction and development	331	6,001	6,332	36,030	42,362
Commercial and industrial	155	266	421	14,157	14,578
Municipal leases	-	-	-	115,516	115,516
Total loans	$16,437	$28,020	$44,457	$1,187,572	$1,232,029

The Company’s recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	June 30, 2013		June 30, 2012
		90 Days + &		90 Days + &
	Non-accruing	still accruing	Non-accruing	still accruing
Retail consumer loans:
One- to four-family	$29,811	$-	$27,659	$-
Home equity lines of credit	3,793	-	4,781	-
Construction and land/lots	2,172	-	3,437	-
Consumer	42	-	76	-
Commercial loans:
Commercial real estate	21,149	-	15,008	-
Construction and development	10,172	-	12,583	-
Commercial and industrial	1,422	-	637	-
Municipal leases	-	-	-	-
Total loans	$68,561	$-	$64,181	$-

TDRs are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity.  Additionally, all TDRs are considered impaired.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s loans that were performing under the payment terms of TDRs that were excluded from non-accruing loans above at the dates indicated follow:

	June 30,	June 30,
	2013	2012
Performing TDRs included in
impaired loans	$14,012	$20,588

An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	June 30, 2013
	Retail
	Consumer	Commercial	Total
Balance at beginning of period	$21,172	$13,928	$35,100
Provision for loan losses	3,641	(2,541)	1,100
Charge-offs	(3,715)	(3,276)	(6,991)
Recoveries	854	2,010	2,864
Balance at end of period	$21,952	$10,121	$32,073

	June 30, 2012
	Retail
	Consumer	Commercial	Total
Balance at beginning of period	$23,538	$26,602	$50,140
Provision for loan losses	14,021	1,579	15,600
Charge-offs	(16,749)	(16,063)	(32,812)
Recoveries	362	1,810	2,172
Balance at end of period	$21,172	$13,928	$35,100

	June 30, 2011
	Retail
	Consumer	Commercial	Total
Balance at beginning of period	$14,748	$26,965	$41,713
Provision for loan losses	15,404	27,396	42,800
Charge-offs	(6,835)	(28,495)	(35,330)
Recoveries	221	736	957
Balance at end of period	$23,538	$26,602	$50,140

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses			Total Loans Receivable
	Loans			Loans
	individually	Loans		individually	Loans
	evaluated for	Collectively		evaluated for	Collectively
	impairment	Evaluated	Total	impairment	Evaluated	Total
June 30, 2013
Retail consumer loans:
One- to four-family	$1,028	$14,070	$15,098	$35,426	$567,554	$602,980
Home equity	479	3,348	3,827	4,322	121,354	125,676
Construction and land/lots	19	2,871	2,890	1,844	49,702	51,546
Consumer	3	135	138	3	3,346	3,349
Commercial loans:
Commercial real estate	110	6,473	6,583	19,446	211,640	231,086
Construction and development	255	2,144	2,399	9,780	14,214	23,994
Commercial and industrial	1	155	156	2,305	9,147	11,452
Municipal leases	-	982	982	-	116,377	116,377
Total	$1,895	$30,178	$32,073	$73,126	$1,093,334	$1,166,460

June 30, 2012
Retail consumer loans:
One- to four-family	$596	$13,961	$14,557	$36,011	$584,475	$620,486
Home equity	238	3,293	3,531	4,382	138,670	143,052
Construction and land/lots	68	2,887	2,955	3,772	49,800	53,572
Consumer	2	127	129	3	3,816	3,819
Commercial loans:
Commercial real estate	407	6,047	6,454	20,266	218,378	238,644
Construction and development	154	6,099	6,253	14,389	27,973	42,362
Commercial and industrial	111	204	315	2,965	11,613	14,578
Municipal leases	-	906	906	-	115,516	115,516
Total	$1,576	$33,524	$35,100	$81,788	$1,150,241	$1,232,029

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
	With a	With No		Related
	Recorded	Recorded		Recorded
	Allowance	Allowance	Total	Allowance
June 30, 2013
Retail consumer loans:
One- to four-family	$14,194	$30,219	$44,413	$1,176
Home equity lines of credit	3,303	2,651	5,954	518
Construction and land/lots	551	1,649	2,200	38
Consumer	39	3	42	4
Commercial loans:
Commercial real estate	998	22,716	23,714	119
Construction and development	518	10,034	10,552	256
Commercial and industrial	-	2,864	2,864	-
Municipal leases	-	-	-	-
Total impaired loans	$19,603	$70,136	$89,739	$2,111

June 30, 2012
Retail consumer loans:
One- to four-family	$7,787	$32,802	$40,589	$685
Home equity lines of credit	1,163	4,093	5,256	256
Construction and land/lots	462	3,440	3,902	75
Consumer	73	3	76	4
Commercial loans:
Commercial real estate	2,281	18,214	20,495	413
Construction and development	1,616	13,461	15,077	289
Commercial and industrial	501	2,779	3,280	115
Municipal leases	-	-	-	-
Total impaired loans	$13,883	$74,792	$88,675	$1,837

The table above includes $16,613 and $6,887, of impaired loans that were not individually evaluated at June 30, 2013 and June 30, 2012, respectively, because these loans did not meet the Company’s threshold for individual impairment evaluation.  The recorded allowance above includes $216 and $261 related to these loans that were not individually evaluated at June 30, 2013 and June 30, 2012, respectively.

The Company’s average recorded investment in loans individually evaluated for impairment, period end unpaid principal balance as of the dates indicated below and interest income recognized on impaired loans for the year ended as follows:

	June 30, 2013			June 30, 2012
	Average	Unpaid	Interest	Average	Unpaid	Interest
	Recorded	Principal	Income	Recorded	Principal	Income
	Investment	Balance	Recognized	Investment	Balance	Recognized
Retail consumer loans:
One- to four-family	$44,060	$49,176	$1,867	$42,829	$41,006	$1,799
Home equity lines of credit	5,869	9,405	194	5,531	8,329	208
Construction and land/lots	2,906	4,617	169	4,926	8,244	253
Consumer	67	184	3	48	98	1
Commercial loans:
Commercial real estate	25,501	28,136	1,014	21,249	25,679	1,184
Construction and development	12,161	17,986	425	26,994	23,070	763
Commercial and industrial	3,006	3,801	153	3,138	4,535	218
Municipal leases	-	-	-	531	-	-
Total loans	$93,570	$113,305	$3,825	$105,246	$110,961	$4,426

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Year Ended June 30, 2013			Year Ended June 30, 2012
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One- to four-family	4	$1,121	$1,103	27	$9,347	$9,057
Home equity lines of credit	-	-	-	3	83	81
Construction and land/lots	-	-	-	2	175	171
Commercial:
Commercial real estate	1	237	231	1	285	280
Construction and development	-	-	-	2	760	254
Total	5	$1,358	$1,334	35	$10,650	$9,843

Extended payment terms:
Retail consumer:
One- to four-family	2	$87	$83	15	$1,784	$1,738
Home equity lines of credit	4	85	80	2	73	70
Commercial:
Commercial real estate	-	-	-	3	965	891
Construction and development	-	-	-	2	2,694	2,694
Commercial and industrial	1	10	10	3	106	100
Total	7	$182	$173	25	$5,622	$5,493

Other TDRs:
Retail consumer:
One- to four-family	85	$6,830	$6,456	12	2,261	2,348
Home equity lines of credit	39	1,232	1,157	1	35	35
Construction and land/lots	8	395	377	1	181	170
Commercial:
Commercial real estate	4	1,651	1,119	7	2,786	2,435
Construction and development	-	-	-	7	2,827	1,704
Commercial and industrial	1	30	27	-	-	-
Total	137	$10,138	$9,136	28	$8,090	$6,692

Total	149	$11,678	$10,643	88	$24,362	$22,028

During the year ended June 30, 2013, one- to four-family TDRs increased by 91 loans or $8.0 million and home equity lines of credit TDRs increased by 43 loans totaling $1.3 million, including 77 one-to four-family TDRs totaling $4.9 million and 41 home equity lines of credit TDRs totaling $1.2 million representing loans classified as TDRs as a result of recent regulatory reporting requirements of the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary federal regulator, requiring that banks classify mortgages and other loans discharged by troubled borrowers in bankruptcy as TDRs.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents loans that were modified as TDRs within the previous twelve months and for which there was a payment default during the years ended June 30, 2013 and 2012.

	Year Ended June 30, 2013		Year Ended June 30, 2012
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Below market interest rate:
Retail consumer:
One- to four-family	-	$-	8	$2,713
Consumer	-	-	1	55
Total	-	$-	9	$2,768

Extended payment terms:
Retail consumer:
One- to four-family	2	$83	5	$501
Home equity lines of credit	1	12	-	-
Commercial:
Construction and development	-	-	2	2,694
Commercial and industrial	1	10	-	-
Total	4	$105	7	$3,195

Other TDRs:
Retail consumer:
One- to four-family	27	$2,510	3	$404
Home equity lines of credit	6	111	-	-
Construction and land/lots	5	164	1	171
Commercial:
Commercial real estate	3	126	4	640
Construction and development	-	-	1	531
Commercial and industrial	1	27	-	-
Total	42	$2,938	9	$1,746
Total	46	$3,043	25	$7,709
Loans that were modified as TDRs within the previous twelve months for which there was a payment default during the year ended June 30, 2013 included 23 one- to four-family loans totaling $1.3 million due to the addition of loans where the borrower’s obligation to the Company has been discharged in bankruptcy, per regulatory guidance. Other TDRs include TDRs that have a below market interest rate and extended payment terms.  The Company does not typically forgive principal when restructuring troubled debt.

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

4.	Premises and Equipment

Premises and equipment consist of the following:

	June 30,
	2013	2012
Land	$5,720	$5,720
Land held under capital lease	2,052	2,052
Office buildings	26,286	25,855
Furniture, fixtures and equipment	12,456	11,521
Total	46,514	45,148
Less accumulated depreciation	(24,114)	(22,042)
Premises and equipment, net	$22,400	$23,106

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

5.	Accrued Interest Receivable

Accrued interest receivable consists of the following:

	June 30,
	2013	2012
Loans	$5,392	$5,871
Securities available for sale	35	42
Other	122	95
Total	$5,549	$6,008

6.	Deposit Accounts

Deposit accounts consist of the following:

			Weighted Average Interest Rates
	June 30,		June 30,
	2013	2012	2013	2012
Noninterest-bearing accounts	$60,828	$57,109	0.00%	0.00%
NOW accounts	195,659	173,574	0.11%	0.19%
Money market accounts	275,718	257,865	0.28%	0.39%
Savings accounts	82,158	347,669	0.19%	0.17%
Certificates of deposit	540,387	629,958	0.90%	1.22%
Total	$1,154,750	$1,466,175	0.52%	0.66%

Maturities of certificates of deposit are as follows:

	June 30, 2013	June 30, 2012
Within 1 year	$374,514	$445,111
1 year to 2 years	75,944	87,122
2 years to 3 years	44,097	36,276
3 years to 4 years	25,321	31,046
4 years to 5 years	20,511	30,403
Total	$540,387	$629,958

Certificates of deposit with balances of $100 or greater totaled $266,458 and $302,246 at June 30, 2013 and 2012, respectively.  Generally, deposit amounts in excess of $250,000 are not federally insured.

Interest expense on deposits consists of the following:

	June 30,
	2013	2012	2011
NOW accounts	$212	$320	$457
Money market accounts	895	1,397	1,852
Savings accounts	199	314	508
Certificates of deposit	5,669	8,213	14,981
Total	$6,975	$10,244	$14,798

In December 2010, the Bank incurred a loss of approximately $4,500 related to a check kiting scheme by one of its customers. This loss is included in other expense on the consolidated statements of income for June 30, 2011.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

7.	Other Borrowings

Other borrowings consist of:

	June 30,
	2013		2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances maturing:
Within one year	$-	-	$-	0.00%
One year to five years	-	-	80	2.00%
Five to ten years	-	-	15,000	4.96%
Retail repurchase agreements	-	-	7,185	0.24%
Total	$-	-	$22,265	3.43%

Securities available for sale with costs totaling $11,868 (market value of $11,931) were pledged as collateral for the retail repurchase agreements at June 30, 2012.  No retail repurchase agreements existed at June 30, 2013.  All qualifying first mortgage loans, home equity lines of credit, and FHLB Stock were pledged as collateral to secure the FHLB advances.

In fiscal years ended June 2013 and 2012 and 2011, the Company prepaid $15,100, $11,000, and $64,000 of FHLB advances with weighted average interest rates of 4.88%, 6.02%, and 4.47%, respectively.  The Company incurred prepayment penalties on these transactions of $3,069, $2,111, and $3,988, respectively, which is disclosed in the consolidated statements of income.

8.	Leases

The Company leases certain real property under long-term operating lease agreements. Rent expense under operating leases was $653, $403, and $250 for the years ended June 30, 2013, 2012, and 2011, respectively.

The following schedule summarizes aggregate future minimum lease payments under these operating leases at June 30, 2013.

Fiscal year ending:	June 30, 2013
2014	$698
2015	692
2016	699
2017	613
Thereafter	774
Present value of net minimum lease payments	$3,476

The Company currently leases land for one of its retail office locations under a capital lease. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected as capital lease obligations on the accompanying balance sheets, because the lease has been deemed to have a bargain purchase option. Included in premises and equipment at June 30, 2013 and June 30, 2012 is $2,052 as the capitalized cost of the leased land.

Aggregate future minimum lease payments due under this capital lease obligation are as follows:

Fiscal year ending:	June 30, 2013
2014	$122
2015	122
2016	122
2017	123
2018-2029	2,930
Total minimum lease payments	3,419
Less: amount representing interest	(1,403)
Present value of net minimum lease payments	$2,016

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

9.	Income Taxes

Income tax expense (benefit) consists of:

	June 30,
	2013	2012	2011
Current:
Federal	$324	$(118)	$(1,619)
State	44	8	51
Total current expense (benefit)	368	(110)	(1,568)
Deferred:
Federal	911	(769)	(9,664)
State	696	232	(2,031)
Total deferred expense (benefit)	1,607	(537)	(11,695)
Total income tax expense (benefit)	$1,975	$(647)	$(13,263)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations before income taxes as a result of the following:

	Year Ended June 30,
	2013		2012		2011
	$	Rate	$	Rate	$	Rate

Tax at federal income tax rate	$3,749	34%	$1,319	34%	$(9,520)	(34)%
Increase (decrease) resulting from:
Tax exempt income	(1,946)	(18)	(2,136)	(55)	(2,049)	(7)
Gain from business combination	-	-	-	-	(1,987)	(7)
Change in valuation allowance for deferred tax assets, allocated to income tax expense	(390)	(4)	28	1	2,028	7
State tax, net of federal benefit	489	4	156	4	(1,306)	(5)
Other	73	1	(14)	(1)	(429)	(1)
Total	$1,975	18%	$(647)	(17)%	$(13,263)	(47)%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at June 30, 2013 and 2012 are presented below:

	June 30,
	2013	2012
Deferred tax assets:
Alternative minimum tax credit	$3,650	$3,422
Allowance for loan losses	12,564	13,281
Deferred compensation and post-retirement benefits	16,998	17,067
Accrued vacation and sick leave	358	361
Impairments on real estate owned	972	1,177
Capital loss carryforward	10	579
Net operating loss carryforward	16,336	16,920
Discount from business combination	509	571
Unrealized loss on securities held for sale	16	-
Other	590	896
Total gross deferred tax assets	52,003	54,274
Less valuation allowance	(2,178)	(2,570)
Deferred tax assets	49,825	51,704

Deferred tax (liabilities):
Depreciable basis of fixed assets	(1,026)	(1,257)
Deferred loan fees	(530)	(546)
FHLB stock, book basis in excess of tax	(147)	(777)
Stock Compensation Plans	(694)	-
Unrealized gain on securities available for sale	-	(93)
Other	-	(104)
Total gross deferred tax liabilities	(2,397)	(2,777)
Net deferred tax assets	$47,428	$48,927

The Company has net operating loss carry forwards of $42.9 million and $43.7 million as of June 30, 2013 and June 30, 2012, respectively, with a recorded tax benefit of $16.3 million and $16.9 million included in deferred tax assets. These loss carryforwards will begin to expire for federal tax purposes as of June 30, 2031.

The valuation allowance for deferred tax assets as of June 30, 2013 and 2012 was $2,178 and $2,570, respectively. The net change in the total valuation allowance for June 30, 2013 and 2012 was ($392) and $28, respectively, which relates primarily to North Carolina state income taxes due to limitations on state net operating loss carry forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management performed a robust evaluation of the Company’s deferred tax assets at June 30, 2013 and June 30, 2012. Management considered all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial performance in making this assessment. Negative evidence considered included the Company’s pre-tax loss for the year ended June 30, 2011 and relatively high net loan chargeoffs during the years ended June 30, 2012 and 2011. Positive evidence considered included pre-tax income for the year ended June 30, 2013 and 2012, the Company’s history of generating taxable income, no prior history of generating loss carry forwards or expiration of loss carry forwards, its regulatory “well capitalized” status, the long-term nature of the deferred compensation deferred tax asset, the Company’s improving credit quality indicators, and its ability to sell its municipal lease portfolio to convert current tax-free income to future taxable income. Based upon this evaluation, management believes there is more positive evidence than negative evidence and it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2013 and June 30, 2012. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if negative trends occur with credit quality and earnings during the carryforward period.

Retained earnings at June 30, 2013 and 2012 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank.

Income tax returns subsequent to 2009 are subject to examination by the taxing authorities.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

10.	Employee Benefit Plans

The Company has a 401(k) savings/profit-sharing plan for its employees. The Company matches employee contributions dollar for dollar up to 6% of each employee’s compensation. The Company may also make discretionary profit sharing contributions for the benefit of all eligible participants as long as total contributions do not exceed applicable limitations. Employees become fully vested in the Company’s contributions after six years of service. The Company’s expense for 401(k) contributions to this plan was $827, $320, and $450 for the years ended June 30, 2013, 2012, and 2011, respectively.

Post-retirement health care benefits are provided to certain key officers under the Company’s Executive Medical Care Plan (“EMCP”). The EMCP is unfunded and is not qualified under the Internal Revenue Code. Plan expense (benefit) for the years ended June 30, 2013, 2012, and 2011 was $229, $197, and ($766), respectively. The decrease in expense for 2011 was due to a change in the cost estimate of the rate of increase of future medical care premiums for certain participants in the plan. Total accrued expenses related to this plan included in other liabilities were $4,952 and $4,846, respectively, as of June 30, 2013 and 2012.

11.	Deferred Compensation Agreements

The Company’s Director Emeritus Plans (“Plans”) provides certain benefits to Emeritus Directors for providing current advisory services to the Company. The Plans are unfunded and are not qualified under the Internal Revenue Code. Plan benefits vary by participant and are payable to a designated beneficiary in the event of death. The Company records an expense based on the present value of expected future benefits. The Plans were revised during 2013 and 2011 to update participants and change future benefits. These revisions were approved by the Board of Directors. Plan expenses for the years ended June 30, 2013, 2012, and 2011 were $471, $553, and $2,369, respectively. Total accrued expenses related to these plans included in other liabilities were $10,996 and $11,700, respectively, as of June 30, 2013 and 2012.

The Company has deferred compensation agreements with certain members of the Company’s Board of Directors. The future payments related to these agreements are to be funded with life insurance contracts which are payable to the Company in the event of the director’s death. For the years ended June 30, 2013, 2012, and 2011 deferred compensation expense including the net gain on the insurance contracts was ($18), ($82), and $43, respectively.

The net cash surrender value of the related life insurance policies and deferred compensation liability are detailed below:

	June 30,
	2013	2012
Net cash surrender value of life insurance, related to deferred compensation	$6,238	$6,533
Deferred compensation liability, included in other liabilities	1,827	1,931

Long term deferred compensation and supplemental retirement plans are provided to certain key current and former officers. These plans are unfunded and are not qualified under the Internal Revenue Code. The benefits will vary by participant and are payable to a designated beneficiary in the event of death.  Plan expenses for the years ended June 30, 2013, 2012, and 2011 were $1,014, $1,155, and $1,681, respectively. Total accrued expenses related to these plans included in other liabilities were $20,694 and $20,386, respectively, as of June 30, 2013 and 2012.

In addition, the Company has a deferred compensation plan provided to certain officers and directors. The plan allows the participants to defer any of their annual compensation, including bonus payments, up to the maximum allowed for each participant. The plan is unfunded and is not qualified under the Internal Revenue Code. Plan expenses for the years ended June 30, 2013, 2012, and 2011 were $243, $260, and $254, respectively. The total deferred compensation plan payable included in other liabilities was $5,948 and $5,679, respectively as of June 30, 2013 and 2012.

12.	Employee Stock Ownership Plan

In connection with the Conversion, the Bank established the ESOP for the benefit of all of its eligible employees.  Shares released are allocated to each eligible participant based on the ratio of each participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. Forfeited shares shall be reallocated among other participants in the Plan. At the discretion of the Bank, cash dividends, when paid on allocated shares, will be distributed to participants’ accounts, paid in cash to the participants, or used to repay the principal and interest on the ESOP loan used to acquire Company stock on which dividends were paid. Cash dividends on unallocated shares will be used to repay the outstanding debt of the ESOP.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Compensation expense related to the ESOP for the fiscal year ended June 30, 2013 was $749.  Shares held by the ESOP include the following:

June 30,
2013
Unallocated ESOP shares	1,005,100
ESOP shares committed to be released	52,900
Total ESOP shares	1,058,000
Fair value of unallocated ESOP shares	$17,046

13.	Net Income per Share

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock (in thousands, except share and per share data):

	June 30,
	2013	2012

Numerator:
Net income available to common stockholders	$9,053	$4,527
Denominator:
Weighted-average common shares outstanding - basic	19,922,283	-
Effect of dilutive shares	19,404	-
Weighted-average common shares outstanding - diluted	19,941,687	-
Net income per share - basic	$0.45	$-
Net income per share - diluted	$0.45	$-

14.	Equity Incentive Plan

On January 17, 2013, the Company’s stockholders approved the 2013 Omnibus Incentive Plan which provides for awards of restricted stock, restricted stock units, stock options, stock appreciation rights and cash awards to directors, emeritus directors, officers, employees and advisory directors. The cost of equity-based awards under the 2013 Omnibus Incentive Plan generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the plan is 2,962,400, including 2,116,000 for stock options and stock appreciation rights and 846,400 for awards of restricted stock and restricted stock units.

Shares of common stock issued under the 2013 Omnibus Incentive Plan may be authorized but unissued shares or, in the case of restricted stock awards, may be repurchased shares.  As of June 30, 2013, the Company had repurchased all 846,400 shares on the open market for issuance under the 2013 Omnibus Incentive Plan, for $13.3 million, at an average cost of $15.71 per share.

Share based compensation expense related to stock options and restricted stock recognized for the fiscal year ended June 30, 2013 was $1,113 before the related tax benefit of $434.

The table below presents stock option activity for the fiscal year ended June 30, 2013:

		Weighted-	Remaining	Aggregate
		average	contractual life	Intrinsic
	Options	exercise price	(years)	Value
Options outstanding at June 30, 2012	-	-	-
Granted	1,557,000	$14.37	9.6
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at June 30, 2013	1,557,000	$14.37	9.6	$4,033

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of each option granted in 2013 was $4.50. Assumptions used for grants were as follows:

Assumptions in Estimating Option Values
Weighted-average volatility	28.19%
Expected dividend yield	0.00%
Risk-free interest rate	1.28%
Expected life (years)	6.6

At June 30, 2013, the Company had $6.5 million of unrecognized compensation expense related to 1,557,000 stock options scheduled to vest over five- and seven-year vesting periods.  The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 4.7 years at June 30, 2013.  No awards were vested as of June 30, 2013. All unexercised options expire ten years after the grant date.

The table below presents restricted stock award activity for the year ended June 30, 2013:

		Weighted-	Aggregate
	Restricted	average grant	Intrinsic
	stock awards	date fair value	Value
Non-vested at June 30, 2012	-	-
Granted	511,300	$14.37
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2013	511,300	$14.37	$8,672

At June 30, 2013, unrecognized compensation expense was $6.8 million related to 511,300 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 4.7 years at June 30, 2013.

15.	Commitments and Contingencies

Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements.  At June 30, 2013 and June 30, 2012, respectively, loan commitments (excluding $27,013 and $14,960 of undisbursed portions of construction loans) totaled $27,147 and $44,736 of which $3,083 and $5,322 were variable rate commitments and $24,064 and $39,414 were fixed rate commitments.  The fixed rate loans had interest rates ranging from 2.50% to 9.25% at June 30, 2013 and 3.59% to 5.75% at June 30, 2012, and terms ranging from 6 to 30 years.  Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $151,611 and $154,283 at June 30, 2013 and 2012, respectively.  These amounts represent the Company’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers.  The Company has freestanding derivative instruments consisting of commitments to originate fixed rate conforming loans and commitments to sell fixed rate conforming loans.  The fair value of these commitments was not material at June 30, 2013 or June 30, 2012.

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

Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System.  The daily average calculated cash reserve required as of June 30, 2013 and June 30, 2012 was $1,284, and $1,121, respectively, which was satisfied by vault cash and balances held at the Federal Reserve.

Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so.  The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary.  Total commitments under standby letters of credit as of June 30, 2013 and June 30, 2012 were $66 and $75.  There was no liability recorded for these letters of credit at June 30, 2013 or June 30, 2012.

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

16.	Capital

As a savings and loan holding company regulated by the Federal Reserve Board, the Company is not currently subject to any separate regulatory capital requirements, however, the Bank must maintain various minimum capital ratios established by banking regulators to be categorized as well capitalized. Failure of the Bank to maintain these minimum capital ratios may be deemed to constitute an unsafe and unsound banking practice and could subject the Bank to regulatory action. As of June 30, 2013, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual and required minimum capital amounts and ratios as of June 30, 2013 and 2012, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013:
Tier I Capital (to Total Adjusted Assets)	$228,454	15.25%	$59,920	4.00%	$74,901	5.00%
Tier I Capital (to Risk-weighted Assets)	$228,454	21.89%	$-	-%	$62,620	6.00%
Total Risk-based Capital (to Risk- weighted Assets)	$241,736	23.16%	$83,493	8.00%	$104,367	10.00%

As of June 30, 2012:
Tier I Capital (to Total Adjusted Assets)	$122,273	7.32%	$66,801	4.00%	$83,502	5.00%
Tier I Capital (to Risk-weighted Assets)	$122,273	11.18%	$-	-%	$65,634	6.00%
Total Risk-based Capital (to Risk- weighted Assets)	$136,216	12.45%	$87,512	8.00%	$109,390	10.00%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

A reconciliation of the Bank’s total equity capital under US GAAP and regulatory capital amounts follows:

	June 30,
	2013	2012
Total equity capital under US GAAP	$276,669	$172,485
Accumulated other comprehensive (income) loss, net of tax	29	(181)
Investment in nonincludable subsidiary	(696)	(898)
Disallowed deferred tax assets	(47,428)	(48,927)
Other	(120)	(206)
Tier I Capital	228,454	122,273
Allowable portion of allowance for loan losses	13,282	13,943
Total Risk-based Capital	$241,736	$136,216

17.	Parent Company Financial Information

The Company’s principal asset is its investment in its subsidiary, the Bank. The following presents condensed financial information of the Company as of June 30, 2013. Since the Company became the holding company of the Bank in July 2012, prior years are not applicable.

              Condensed balance sheet

June 30,
2013
Assets
Cash	$43,045
Certificates of deposit in other banks	10,197
Total loans	23,947
Allowance for loan losses	(224)
Net loans	23,723
Real estate owned	3,529
Investment in bank subsidiary	276,669
ESOP loan receivable	10,152
Other assets	602
Total Assets	$367,917

Liabilities and Stockholders’ Equity
Other liabilities	402
Stockholders’ Equity	367,515
Total Liabilities and Stockholders’ Equity	$367,917

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Condensed statement of income

June 30,
2013

Income
Interest income	$1,615
Other income	8
Equity earnings in Bank subsidiary	10,123
Total income	11,746

Expense
Management fee expense	354
Real estate owned expense	195
Loss on sale and impairment of real estate owned	638
Provision for loan losses	1,300
Other expense	47
Total expense	2,534

Income Before Income Taxes	9,212
Income Tax Expense	159
Net Income	$9,053

Condensed statement of cash flows

June 30,
2013
Operating Activities:
Net income	$9,053
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,300
Loss on sale and impairment of real estate owned	638
Increase in accrued interest receivable and other assets	(602)
Equity in undistributed income of Bank	(10,123)
ESOP compensation expense	749
Restricted stock and stock option expense	1,113
Increase in other liabilities	402
Net cash provided by operating activities	2,530

Investing Activities:
Purchase of certificates of deposit in other banks	(10,446)
Maturities of certificates of deposit in other banks	249
Purchase of loans from Bank subsidiary	(32,332)
Repayment of loans	7,149
Purchase of real estate owned from Bank subsidiary	(5,892)
Capital improvements to real estate owned	(240)
Increase in investment in Bank subsidiary	(104,851)
ESOP loan	(10,580)
ESOP principal payments received	428
Proceeds from sale of real estate owned	2,125
Net cash used in investing activities	(154,390)

Financing Activities:
Proceeds from stock conversion	208,204
Common stock repurchased	(13,299)
Net cash provided by financing activities	194,905
Net Increase in Cash and Cash Equivalents	43,045
Cash and Cash Equivalents at Beginning of Period	-
Cash and Cash Equivalents at End of Period	$43,045

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

18.	Fair Value of Financial Instruments

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

At June 30, 2013 and June 30, 2012, most of the total impaired loans were evaluated based on the fair value of the collateral.  For these collateral dependent impaired loans, the Company obtains updated appraisals at least annually.  These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary.  As part of the quarterly review of impaired loans, the Company reviews these appraisals to determine if any additional discounts to the fair value are necessary.  If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals.  Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification in the fair value hierarchy.  The Company records all impaired loans with an allowance as nonrecurring Level 3.

Real Estate Owned
REO is considered held for sale and is adjusted to fair value less estimated selling costs upon transfer of the loan to foreclosed assets.  Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral.  The Company considers all REO carried at fair value as nonrecurring Level 3.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	June 30, 2013
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$6,002	$-	$6,002	$-
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	18,748	-	18,748	-
Total	$24,750	$-	$24,750	$-

	June 30, 2012
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$6,102	$-	$6,102	$-
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	25,233	-	25,233	-
Total	$31,335	$-	$31,335	$-

The following table presents financial assets measured at fair value on a non-recurring basis during the periods indicated:

	Year Ended June 30, 2013
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$12,106	$-	$-	$12,106
Real Estate Owned	2,403	-	-	2,403
Total	$14,509	$-	$-	$14,509

	Year Ended June 30, 2012
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$30,585	$-	$-	$30,585
Real Estate Owned	12,093	-	-	12,093
Total	$42,678	$-	$-	$42,678

Quantitative information about Level 3 fair value measurements during the period ended June 30, 2013 is shown in the table below:

	Fair Value
	at June 30,	Valuation	Unobservable		Weighted
	2013	Techniques	Input	Range	Average
Nonrecurring measurements:
Impaired loans, net	$12,106	Discounted Appraisals	Collateral discounts	5% - 40%	12%
Real estate owned	2,403	Discounted Appraisals	Collateral discounts	10% - 15%	12%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The stated carrying value and estimated fair value amounts of financial instruments as of June 30, 2013 and June 30, 2012, are summarized below:

	June 30, 2013
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$125,713	$125,713	$125,713	$-	$-
Certificates of deposit in other banks	136,617	136,617	-	136,617	-
Securities available for sale	24,750	24,750	-	24,750	-
Loans, net	1,132,110	1,064,954	-	-	1,064,954
Loans held for sale	10,770	10,942	-	-	10,942
Federal Home Loan Bank stock	1,854	1,854	1,854	-	-
Accrued interest receivable	5,549	5,549	-	157	5,392
Noninterest-bearing and NOW deposits	256,487	256,487	-	256,487	-
Money market accounts	275,718	275,718	-	275,718	-
Savings accounts	82,158	82,158	-	82,158	-
Certificates of deposit	540,387	545,716	-	545,716	-
Accrued interest payable	84	84	-	84	-

	June 30, 2012
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$224,801	$224,801	$224,801	$-	$-
Certificates of deposit in other banks	108,010	108,010	-	108,010	-
Securities available for sale	31,335	31,335	-	31,335	-
Loans, net	1,204,732	1,155,429	-	-	1,155,429
Loans held for sale	10,787	10,949	-	-	10,949
Federal Home Loan Bank stock	6,300	6,300	6,300	-	-
Accrued interest receivable	6,008	6,008	-	137	5,871
Noninterest-bearing and NOW deposits	230,683	230,683	-	230,683	-
Money market accounts	257,865	257,865	-	257,865	-
Savings accounts	347,669	347,669	-	347,669	-
Certificates of deposit	629,958	634,379	-	634,379	-
Other borrowings	22,265	24,998	-	24,998	-
Accrued interest payable	242	242	-	242	-

The Company had off-balance sheet financial commitments, which include approximately $205,771 and $213,979 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at June 30, 2013 and June 30, 2012 (see Note 5).  Since these commitments are based on current rates, the carrying amount approximates the fair value.

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

Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of June 30, 2013 and June 30, 2012.  The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Other borrowings – The fair value of advances from the FHLB is estimated based on current rates for borrowings with similar terms.  Fair values for retail repurchase agreements are the amounts payable as of June 30, 2012.

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

19.	Unaudited Interim Financial Information

The unaudited statements of income for each of the quarters during the fiscal years ended June 30, 2013 and 2012 are summarized below:

	Three months ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Interest and dividend income	$14,498	$14,683	$15,481	$15,727
Interest expense	1,495	1,647	1,904	2,209
Net interest income	13,003	13,036	13,577	13,518
Provision for loan losses	(1,200)	500	300	1,500
Net interest income after provision for loan losses	14,203	12,536	13,277	12,018
Noninterest income	2,563	2,627	2,853	2,344
Noninterest expense	12,561	12,058	13,381	13,393
Net income before provision for income taxes	4,205	3,105	2,749	969
Income tax expense (benefit)	1,187	490	481	(183)
Net income	$3,018	$2,615	$2,268	$1,152
Net income per common share:
Basic	0.15	0.13	0.11	0.06
Diluted	0.15	0.13	0.11	0.06

	Three months ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Interest and dividend income	$16,388	$16,648	$17,248	$17,207
Interest expense	2,529	2,741	3,129	3,379
Net interest income	13,859	13,907	14,119	13,828
Provision for loan losses	2,000	4,500	3,800	5,300
Net interest income after provision for loan losses	11,859	9,407	10,319	8,528
Noninterest income	2,795	3,908	2,051	1,674
Noninterest expense	13,421	11,598	11,610	10,032
Net income before provision for income taxes	1,233	1,717	760	170
Income tax benefit	(151)	(299)	(83)	(114)
Net income	$1,384	$2,016	$843	$284
Net income per common share:
Basic	-	-	-	-
Diluted	-	-	-	-

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

20.	Subsequent Events

On July 31, 2013, the Company completed its acquisition of BankGreenville Financial Corporation (“BankGreenville”).   BankGreenville shareholders received $6.63 per share in cash consideration, representing approximately $7,823 of aggregate deal consideration.  Additional contingent cash consideration of up to $0.75 per share (or approximately $885) may be realized at the expiration of twenty four months following the closing of this transaction.  The contingent consideration is based on the performance of a select pool of loans totaling approximately $8.0 million. BankGreenville reported total assets of $105.1 million, total deposits of $90.0 million, and stockholders’ equity of $9.6 million at June 30, 2013.

The BankGreenville acquisition is being accounted for under the acquisition method of accounting with the Company treated as the acquirer. Under the acquisition method of accounting, the assets and liabilities of BankGreenville as of July 31, 2013, will be recorded by the Company at their respective fair values, and the excess of the merger consideration over the fair value of BankGreenville’s net assets will be allocated to goodwill. The book value of assets acquired was $102.5 million and liabilities assumed was $94.1 million. The calculations to determine fair values were incomplete at the time of filing of this Annual Report on Form 10-K. Until the determination of the fair values is complete, it is impractical to include disclosures related to the fair value of the assets acquired and liabilities assumed as required by the accounting guidance.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 version). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2013 was effective.

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

(c)           Changes in Internal Controls:  There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers. The information concerning our directors required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 25, 2013, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information required by this item regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 25, 2013, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officers is contained under the caption “Executive Officers” in Part I of this Form 10-K, and is incorporated herein by this reference.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent shareholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 25, 2013, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, http://www.hometrustbancshares.com.

Item 11.   Executive Compensation

The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 25, 2013, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information concerning security ownership of certain beneficial owners and management and our equity incentive plan required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 25, 2013, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 25, 2013, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.   Principal Accountant Fees and Services

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 25, 2013, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

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

HOMETRUST BANCSHARES, INC.

Date: September 13, 2013	By:	/s/ F. Edward Broadwell, Jr.
F. Edward Broadwell, Jr.
Chairman of the Board and
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. Edward Broadwell, Jr.	Chairman of the Board and Co-Chief Executive Officer	September 13, 2013
F. Edward Broadwell, Jr.	(co-Principal Executive Officer)

/s/ Dana L. Stonestreet	Director, President and Co-Chief Executive Officer	September 13, 2013
Dana L. Stonestreet	(co-Principal Executive Officer)

/s/ Tony J. VunCannon	Senior Vice President, Chief Financial Officer and Treasurer	September 13, 2013
Tony J. VunCannon	(Principal Financial and Accounting Officer)

/s/ H. Stanford Allen	Director	September 13, 2013
H. Stanford Allen

/s/ Sidney A. Biesecker	Director	September 13, 2013
Sidney A. Biesecker

/s/ Robert G. Dinsmore, Jr.	Director	September 13, 2013
Robert G. Dinsmore, Jr.

/s/ William T. Flynt	Director	September 13, 2013
William T. Flynt

/s/ J. Steven Goforth	Director	September 13, 2013
J. Steven Goforth

/s/ Craig C. Koontz	Director	September 13, 2013
Craig C. Koontz

/s/ Larry S. McDevitt	Director	September 13, 2013
Larry S. McDevitt

/s/ F.K. McFarland, III	Director	September 13, 2013
F.K. McFarland, III

/s/ Peggy C. Melville	Director	September 13, 2013
Peggy C. Melville

/s/ Robert E. Shepherd, Sr.	Director	September 13, 2013
Robert E. Shepherd, Sr.

EXHIBIT INDEX

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Charter of HomeTrust Bancshares, Inc.	*
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.’s Junior Participating Preferred Stock, Series A	**
3.3	Bylaws of HomeTrust Bancshares, Inc.	***
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Registrar and Transfer Company, as Rights Agent	**
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	*
10.2	Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	*
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon, Howard L. Sellinger and Charles I. Abbitt, Jr.	*
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	****
10.5	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	*
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	*
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	*
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	*
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	*
10.7C	SERP Joinder Agreement for Tony J. VunCannon	*
10.7D	SERP Joinder Agreement for Howard L. Sellinger	*
10.7E	SERP Joinder Agreement for Stan Allen	*
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	*
10.7G	SERP Joinder Agreement for Peggy C. Melville	*
10.7H	SERP Joinder Agreement for William T. Flynt	*
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	*****
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	*
10.8A	Director Emeritus Plan Joinder Agreement for Franklin V. Beam	*
10.8B	Director Emeritus Plan Joinder Agreement for William T. Flynt	*
10.8C	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	*
10.8D	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	*
10.8E	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	*
10.8F	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	*
10.8G	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	*
10.8H	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	*
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	*
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	*
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	*
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	****
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	******
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	*******
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	*******
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	*******
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	*******
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	*******
21.0	Subsidiaries of the Registrant	21.0
23.0	Consent of Dixon Hughes Goodman LLP	23.0
31.1	Certification of co-Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of co-Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .	31.3
32.0	Certificate of co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.0

101	The following materials from HomeTrust Bancshares’ Annual Report on Form 10-K for the year ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements. ********	101

_________________
*	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.
**	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).
***	Filed as an exhibit to HomeTrust Bancshares’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-35593).
****	Filed as an exhibit to HomeTrust Bancshares’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).
*****	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.
******	Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on December 5, 2012 (File No. 001-35593).
*******	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.
********
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.