Form 10-Q
period 2013-09-30
HomeTrust Bancshares, Inc.
filed 2013-11-12
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 20,118,414 shares of common stock, par value of $.01 per share, issued and outstanding as of November 7, 2013.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
 (Dollar amounts in thousands except per share data)

	(Unaudited)
	September 30,	June 30,
	2013	2013
Assets
Cash	$18,899	$13,251
Interest-bearing deposits	74,019	112,462
Cash and cash equivalents	92,918	125,713
Certificates of deposit in other banks	145,606	136,617
Securities available for sale, at fair value	97,860	24,750
Loans held for sale	6,106	10,770
Total loans, net of deferred loan fees and discount	1,196,704	1,164,183
Allowance for loan losses	(29,200)	(32,073)
Net loans	1,167,504	1,132,110
Premises and equipment, net	24,796	22,400
Federal Home Loan Bank stock, at cost	2,089	1,854
Accrued interest receivable	5,824	5,549
Real estate owned (REO)	14,514	11,739
Deferred income taxes	47,247	47,428
Bank owned life insurance	62,660	62,242
Goodwill	2,802	-
Other assets	3,600	2,151
Total Assets	$1,673,526	$1,583,323

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,243,488	$1,154,750
Other borrowings	2,227	-
Capital lease obligations	2,012	2,016
Other liabilities	57,733	59,042
Total liabilities	1,305,460	1,215,808
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or
outstanding	-	-
Common stock, $0.01 par value, 60,000,000 shares authorized, 20,590,544 shares
issued and outstanding at September 30, 2013; 20,824,900 at June 30, 2013	206	208
Additional paid in capital	224,558	227,397
Retained earnings	153,317	149,990
Unearned Employee Stock Ownership Plan (ESOP) shares	(9,919)	(10,051)
Accumulated other comprehensive loss	(96)	(29)
Total stockholders’ equity	368,066	367,515
Total Liabilities and Stockholders’ Equity	$1,673,526	$1,583,323

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
 (Dollar amounts in thousands except per share data)

	Three Months Ended
	September 30,
	2013	2012

Interest and Dividend Income
Loans	$14,082	$15,216
Securities available for sale	297	96
Certificates of deposit and other interest-bearing deposits	452	391
Federal Home Loan Bank stock	12	25
Total interest and dividend income	14,843	15,728

Interest Expense
Deposits	1,543	2,020
Other borrowings	3	189
Total interest expense	1,546	2,209

Net Interest Income	13,297	13,519
Provision for (Recovery of) Loan Losses	(2,300)	1,500

Net Interest Income after Provision for Loan Losses	15,597	12,019

Noninterest Income
Service charges on deposit accounts	679	653
Mortgage banking income and fees	998	1,176
Other, net	594	514
Total other income	2,271	2,343

Noninterest Expense
Salaries and employee benefits	7,177	6,329
Net occupancy expense	1,150	1,259
Marketing and advertising	355	314
Telephone, postage, and supplies	382	397
Deposit insurance premiums	335	522
Computer services	889	519
Loss (gain) on sale and impairment of real estate owned	(271)	327
Federal Home Loan Bank advance prepayment penalty	-	1,561
REO expense	454	762
Other	1,404	1,403
Total other expense	11,875	13,393

Income Before Income Taxes	5,993	969
Income Tax Expense (Benefit)	2,666	(183)

Net Income	$3,327	$1,152

Per Share Data:
Net income per common share:
Basic	$0.17	$0.06
Diluted	$0.17	$0.06
Average shares outstanding:
Basic	19,288,154	20,108,612
Diluted	19,377,896	20,108,612

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
 (Dollar amounts in thousands)

	Three Months Ended
	September 30,
	2013	2012

Net Income	$3,327	$1,152
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	$(102)	$177
Deferred income tax benefit (expense)	35	(60)
Total other comprehensive income (loss)	$(67)	$117

Comprehensive Income	$3,260	$1,269

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid In	Retained	ESOP	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity

Balance at June 30, 2012	$-	$31,367	$140,937	$-	$181	$172,485
Net income	-	-	1,152	-	-	1,152
Issuance of common stock	212	211,388	-	-	-	211,600
Common stock issuance costs	-	(3,396)	-	-	-	(3,396)
Loan to ESOP for purchase of shares	-	-	-	(10,580)	-	(10,580)
ESOP shares allocated	-	33	-	132	-	165
Other comprehensive income	-	-	-	-	117	117

Balance at September 30, 2012	$212	$239,392	$142,089	$(10,448)	$298	$371,543

Balance at June 30, 2013	$208	$227,397	$149,990	$(10,051)	$(29)	$367,515
Net income	-	-	3,327	-	-	3,327
Stock repurchased	(2)	(3,592)	-	-	-	(3,594)
Stock option expense	-	325	-	-	-	325
Restricted stock expense	-	343	-	-	-	343
ESOP shares allocated	-	85	-	132	-	217
Other comprehensive loss	-	-	-	-	(67)	(67)

Balance at September 30, 2013	$206	$224,558	$153,317	$(9,919)	$(96)	$368,066

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Three Months Ended
	September 30,
	2013	2012
Operating Activities:
Net income	$3,327	$1,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recovery of) loan losses	(2,300)	1,500
Depreciation	556	565
Deferred income tax expense (benefit)	2,686	(209)
Net amortization and accretion	(129)	76
Loss (gain) on sale and impairment of real estate owned	(271)	327
Gain on sale of loans held for sale	(613)	(921)
Origination of loans held for sale	(27,092)	(64,006)
Proceeds from sales of loans held for sale	32,369	56,594
Decrease in deferred loan fees, net	(53)	(164)
Increase in accrued interest receivable and other assets	(969)	(1,590)
ESOP compensation expense	217	165
Restricted stock and stock option expense	668	-
Decrease in other liabilities	(2,499)	(2,222)
Net cash provided by (used in) operating activities	5,897	(8,733)

Investing Activities:
Purchase of securities available for sale	(41,810)	(6,000)
Proceeds from maturities of securities available for sale	-	6,000
Purchase of certificates of deposit in other banks	(16,655)	(30,545)
Maturities of certificates of deposit in other banks	7,666	16,310
Principal repayments of mortgage-backed securities	2,909	866
Net redemptions of Federal Home Loan Bank Stock	212	3,253
Net decrease in loans	13,431	23,295
Purchase of premises and equipment	(611)	(189)
Capital improvements to real estate owned	(96)	(118)
Proceeds from sale of real estate owned	1,262	5,061
Acquisition, net of cash paid	1,475	-
Net cash provided by (used in) investing activities	(32,217)	17,933

Financing Activities:
Net decrease in deposits	(370)	(305,866)
Net decrease in other borrowings	(2,507)	(8,040)
Proceeds from stock conversion	-	208,204
Loan to ESOP for purchase of shares	-	(10,580)
Common stock repurchased	(3,594)	-
Decrease in capital lease obligations	(4)	(2)
Net cash used in financing activities	(6,475)	(116,284)
Net Decrease in Cash and Cash Equivalents	(32,795)	(107,084)
Cash and Cash Equivalents at Beginning of Period	125,713	224,801
Cash and Cash Equivalents at End of Period	$92,918	$117,717

Supplemental Disclosures:

Cash paid during the period for:
Interest	$1,375	$2,287
Income taxes	13	-
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale,
net of income taxes	(67)	117
Transfers of loans to real estate owned	1,615	2,708
Loans originated to finance the sale of real estate owned	94	492

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

1.	Summary of Significant Accounting Policies

The consolidated financial statements presented in this report include the accounts of HomeTrust Bancshares, Inc., a Maryland corporation (“HomeTrust”), and its wholly-owned subsidiary, HomeTrust Bank (the “Bank”).  As used throughout this report, the term the “Company” refers to HomeTrust and the Bank, its consolidated subsidiary, unless the context otherwise requires.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S.GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2013 (“2013 Form 10-K”) filed with the SEC on September 13, 2013.  The results of operations for the three months ended September 30, 2013 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2014. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported net income or equity.

Organization and Description of Business – HomeTrust was incorporated in Maryland on December 27, 2011 and became the holding company for the Bank on July 10, 2012 upon the completion of the Bank’s conversion from the mutual to stock form of organization (the “Conversion”).  In connection with the Conversion, HomeTrust issued an aggregate of 21,160,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $211.6 million.  HomeTrust received $208.2 million in net proceeds from the stock offering of which $104.1 million or 50% of the net proceeds were contributed to the Bank upon Conversion.  Included in the issuance of shares was 1,058,000 shares to a newly formed “ESOP” for which HomeTrust loaned the ESOP $10,580,000 to purchase the shares. The Bank is a federally chartered savings bank headquartered in Asheville, North Carolina with 21 retail offices located in western and central North Carolina and Greenville, South Carolina. The business of the Bank is conducted through its seven operating divisions – HomeTrust Bank, Cherryville Federal Bank, Home Savings Bank of Eden, Industrial Federal Bank of Lexington, Shelby Savings Bank, Tryon Federal Bank, and Rutherford County Bank.  All divisions operate under a single set of corporate policies and procedures and are recognized as a single banking segment for financial reporting purposes.

Accounting Principles – The accounting and reporting policies of the Company conform to US GAAP.

Principles of Consolidation and Subsidiary Activities – The accompanying consolidated financial statements include the accounts of HomeTrust, the Bank, and its wholly-owned subsidiary, Western North Carolina Service Corporation (“WNCSC”).  WNCSC owns office buildings in Asheville, North Carolina that are leased to the Bank.  All intercompany items have been eliminated.

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

Nonperforming Assets—Nonperforming assets can include loans that are past due 90 days or more and continue to accrue interest, loans on which interest is not being accrued, and real estate owned (“REO”).

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

Restructured loans to borrowers who are experiencing financial difficulty, and on which the Company has granted concessions that modify the terms of the loan, are accounted for as troubled debt restructurings (“TDRs”). These loans remain as TDRs until the loan has been paid in full, modified to its original terms, or charged off.  The Company may place these loans on accrual or nonaccrual status depending on the individual facts and circumstances of the borrower.  Generally, these loans are put on nonaccrual status until there is adequate performance that evidences the ability of the borrower to make the contractual payments.  This period of performance is normally at least six months, and may include performance immediately prior to or after the modification, depending on the specific facts and circumstances of the borrower.

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

Federal Home Loan Bank Stock—As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at September 30, 2013 and June 30, 2013.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of September 30, 2013 and June 30, 2013, there were no accruals for uncertain tax positions and no accruals for interest and penalties. HomeTrust and the Bank file a consolidated United States federal income tax return, as well as separate unconsolidated North Carolina state income tax returns.  The Company’s income tax returns subsequent to 2009 are subject to examination by the taxing authorities.

Employee Stock Ownership Plan—In connection with the Conversion, the Bank established an Employee Stock Ownership Plan (“ESOP”) for the benefit of all of its eligible employees.  Full-time employees of the Company who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP.  It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to HomeTrust over a 20 year period.

Unearned ESOP shares are shown as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, if paid, will be considered to be compensation expense. The Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital.  The Company recognizes a tax deduction equal to the cost of the shares released.  Because the ESOP is internally leveraged through a loan from HomeTrust to the ESOP, the loan receivable by HomeTrust from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Equity Incentive Plan—The Company issues restricted stock and stock options under the HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”) to key officers and outside directors. In accordance with the requirements of Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period. The Company estimates forfeitures when recognizing compensation expense and this estimate is adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimate. Changes in estimated forfeitures in future periods are recognized through a cumulative catch-up adjustment, which is recognized in the period of change and also will affect the amount of estimated unamortized compensation expense to be recognized in future periods.

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

Recent Accounting Pronouncements—In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment”, regarding goodwill which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before July 27, 2012, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about these amounts. The new guidance was effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

In July 2013, the FASB issued ASU No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. Since the Company does not have any unrecognized tax benefits, the adoption of the ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

2.	Business Combinations

On July 31, 2013, the Company completed its acquisition of BankGreenville Financial Corporation (“BankGreenville”) in accordance with the terms of the Agreement and Plan of Merger dated May 3, 2013.  Under the terms of the agreement, BankGreenville shareholders received $6.63 per share in cash consideration. This represents approximately $7.8 million of aggregate deal consideration. Additional contingent cash consideration of up to $0.75 per share (or approximately $883,000) may be realized at the expiration of 24 months based on the performance of a select pool of loans totaling approximately $8.0 million.

BankGreenville was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. The excess of the merger consideration over the fair value of BankGreenville’s net assets was allocated to goodwill. The book value as of July 31, 2013, of assets acquired was $102.2 million and liabilities assumed was $94.1 million. The Company recorded $2.8 million in goodwill related to the acquisition.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents the consideration paid by the Company in the acquisition of BankGreenville and the assets acquired and liabilities assumed as of July 31, 2013:

		Fair Value and
	As Recorded	Other Merger	As Recorded
	by	Related	by the
	BankGreenville	Adjustments	Company

Consideration Paid
Cash			$7,823
Repayment of BankGreenville preferred stock			1,050
Contingent cash consideration (1)			680
Total consideration			$9,553

Assets
Cash and cash equivalents	$10,348	$-	$10,348
Investment securities	34,345	-	34,345
Loans, net of allowance	51,622	(3,792)	47,830
FHLB Stock	447	-	447
Real estate owned	2,317	(168)	2,149
Premises and equipment, net	2,458	(117)	2,341
Accrued interest receivable	429	-	429
Deferred tax asset	-	2,470	2,470
Other assets	214	-	214
Core deposit intangibles	-	530	530
Total assets acquired	$102,180	$(1,077)	$101,103

Liabilities
Deposits	$88,906	$201	$89,107
Other borrowings	4,700	34	4,734
Other liabilities	511	-	511
Total liabilities assumed	$94,117	$235	$94,352
Net identifiable assets acquired over (under) liabilities assumed	$8,063	$(1,312)	6,751
Goodwill			$2,802

(1)	Estimate of additional amount to be paid to shareholders on or about July 31, 2015 based on performance of a select pool of loans totaling approximately $8.0 million.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table discloses the impact of the merger with BankGreenville since the acquisition on July 31, 2013 through September 30, 2013. The table also presents certain pro forma information as if BankGreenville had been acquired on July 1, 2013. These results combine the historical results of BankGreenville in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on July 1, 2013. Acquisition related costs of $744, net of tax ($90 of which are included in the Company’s consolidated statements of income for the three months ended September 30, 2013) are not included in the pro forma statements below. In particular, no adjustments have been made to eliminate the impact of REO write-downs recognized by BankGreenville of $250 in July 2013 that may not have been necessary had the acquired REO been recorded at fair value as of the beginning of fiscal year 2013. Furthermore, expenses related to systems conversions and other costs of integration are expected to be recorded throughout fiscal year 2014. Additionally, the Company expects to achieve further operating cost savings as a result of the acquisition which are not reflected in the pro forma amounts below:

	Actual	Pro Forma	Actual
	Three Months Ended	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2013	September 30, 2012
Total revenues*	$15,568	$15,735	$15,862
Net income	3,417	3,101	1,152
* Net interest income plus other income

The carrying amount of acquired loans from BankGreenville as of July 31, 2013 consisted of purchased performing loans and purchased impaired loans as detailed in the following table:

	Purchased	Purchased	Total
	Performing	Impaired	Loans
Retail Consumer Loans:
One-to-four family	$8,274	$1,392	$9,666
Home equity lines of credit	3,987	134	4,121
Consumer	522	-	522
Commercial:
Commercial real estate	23,073	4,552	27,625
Construction and development	2,367	3,529	5,896
Total	$38,223	$9,607	$47,830

The following table presents the purchased performing loans and purchased impaired loans receivable for BankGreenville at September 30, 2013 and July 31, 2013 (the combination date):

	Purchased Performing Loans
	September 30,	July 31,
	2013	2013

Contractually required principal payments receivable	$37,237	$41,077
Fair value adjustment for credit, interest rate, and liquidity	2,640	2,854
Fair value of purchased loans receivable	$34,597	$38,223

	Purchased Impaired Loans
	September 30,	July 31,
	2013	2013

Contractually required principal and interest payments receivable	$12,666	$12,817
Amounts not expected to be collected – nonaccretable difference	1,375	1,375
Estimated payments expected to be received	11,291	11,442
Accretable yield	1,735	1,835
Fair value of purchased impaired loans	$9,556	$9,607

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

3.	Securities Available for Sale
Securities available for sale consist of the following at the dates indicated:

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$27,338	$21	$(18)	$27,341
Mortgage-backed securities of U.S.
government agencies and government
sponsored enterprises	57,544	216	(307)	57,453
Taxable municipal securities	9,132	29	(80)	9,081
Corporate bonds	3,992	6	(13)	3,985
Total	$98,006	$272	$(418)	$97,860

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$6,000	$2	$-	$6,002
Mortgage-backed securities of U.S.
government agencies and government
sponsored enterprises	18,794	81	(127)	18,748
Total	$24,794	$83	$(127)	$24,750

Debt securities available for sale by contractual maturity at the dates indicated are shown below.  Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	September 30, 2013
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$6,000	$6,005
Due after one year through five years	21,165	21,178
Due after five years through ten years	7,893	7,879
Due after ten years	5,404	5,345
Mortgage-backed securities	57,544	57,453
Total	$98,006	$97,860

The Company had no sales of securities during the three months ended September 30, 2013 or 2012.

Securities available for sale with costs totaling $44,100 and $21,429 with market values of $44,298 and $21,500 at September 30, 2013 and June 30, 2013, respectively, were pledged as collateral to secure various public deposits and retail repurchase agreements.

The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2013 and June 30, 2013 are as follows:

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agencies	$8,408	$(18)	$-	$-	$8,408	$(18)
Mortgage-backed securities of
U.S. government agencies and
government-sponsored
enterprises	15,420	(227)	11,941	(80)	27,361	(307)
Taxable municipal securities	5,330	(80)	-	-	5,330	(80)
Corporate bonds	3,016	(13)	-	-	3,016	(13)
Total	$32,174	$(338)	$11,941	$(80)	$44,115	$(418)

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities of
U.S. government agencies and
government-sponsored
enterprises	$5,707	$(122)	$745	$(5)	$6,452	$(127)
Total	$5,707	$(122)	$745	$(5)	$6,452	$(127)

The total number of securities with unrealized losses at September 30, 2013, and June 30, 2013 were 58 and 26, respectively.  Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the three months ended September 30, 2013 or the year ended June 30, 2013.  The Bank, as a member of the FHLB, is required to maintain an investment in FHLB capital stock.  No ready market exists for the FHLB stock and the carrying value approximates its fair value based on the redemption provisions of the FHLB.

4.	Loans

Loans consist of the following at the dates indicated:

	September 30,	June 30,
	2013	2013
Retail consumer loans:
One-to-four family	$599,485	$602,050
Home equity lines of credit	128,979	125,676
Construction and land/lots	52,202	51,546
Consumer	4,058	3,349
Total retail consumer loans	784,724	782,621
Commercial loans:
Commercial real estate	247,258	231,086
Construction and development	32,754	23,994
Commercial and industrial	18,337	11,452
Municipal leases	114,926	116,377
Total commercial loans	413,275	382,909
Total loans	1,197,999	1,165,530
Deferred loan fees, net	(1,295)	(1,347)
Total loans, net of deferred loan fees and discount	1,196,704	1,164,183
Allowance for loan and lease losses	(29,200)	(32,073)
Loans, net	$1,167,504	$1,132,110

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

All the qualifying first mortgage loans, home equity lines of credit, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.

The Company’s total loans by segment, class, and risk grade at the dates indicated follow:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
September 30, 2013
Retail consumer loans:
One-to-four family	$535,032	$13,991	$46,347	$4,096	$19	$599,485
Home equity lines of credit	120,750	1,867	6,176	184	2	128,979
Construction and land/lots	49,645	302	2,141	114	-	52,202
Consumer	3,788	118	120	5	27	4,058
Commercial loans:
Commercial real estate	195,140	16,404	31,205	4,509	-	247,258
Construction and development	19,207	3,529	9,885	132	1	32,754
Commercial and industrial	14,466	1,925	1,945	-	1	18,337
Municipal leases	114,131	795	-	-	-	114,926
Total loans	$1,052,159	$38,931	$97,819	$9,040	$50	$1,197,999

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
June 30, 2013
Retail consumer loans:
One-to-four family	$536,603	$14,003	$47,753	$3,671	$20	$602,050
Home equity lines of credit	117,438	1,374	6,679	184	1	125,676
Construction and land/lots	48,914	209	2,199	224	-	51,546
Consumer	3,144	62	134	6	3	3,349
Commercial loans:
Commercial real estate	179,310	20,105	27,116	4,555	-	231,086
Construction and development	9,872	2,853	10,950	318	1	23,994
Commercial and industrial	8,812	835	1,647	157	1	11,452
Municipal leases	114,418	1,959	-	-	-	116,377
Total loans	$1,018,511	$41,400	$96,478	$9,115	$26	$1,165,530

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
September 30, 2013
Retail consumer loans:
One-to-four family	$6,662	$11,434	$18,096	$581,389	$599,485
Home equity lines of credit	348	1,602	1,950	127,029	128,979
Construction and land/lots	467	348	815	51,387	52,202
Consumer	4	38	42	4,016	4,058
Commercial loans:
Commercial real estate	3,032	9,199	12,231	235,027	247,258
Construction and development	308	4,867	5,175	27,579	32,754
Commercial and industrial	88	78	166	18,171	18,337
Municipal leases	467	-	467	114,459	114,926
Total loans	$11,376	$27,566	$38,942	$1,159,057	$1,197,999

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2013
Retail consumer loans:
One-to-four family	$7,031	$8,827	$15,858	$586,192	$602,050
Home equity lines of credit	450	1,656	2,106	123,570	125,676
Construction and land/lots	242	429	671	50,875	51,546
Consumer	4	35	39	3,310	3,349
Commercial loans:
Commercial real estate	3,805	7,085	10,890	220,196	231,086
Construction and development	-	5,420	5,420	18,574	23,994
Commercial and industrial	193	172	365	11,087	11,452
Municipal leases	-	-	-	116,377	116,377
Total loans	$11,725	$23,624	$35,349	$1,130,181	$1,165,530

The Company’s recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	September 30, 2013		June 30, 2013
		90 Days + &		90 Days + &
	Nonaccruing	still accruing	Nonaccruing	still accruing
Retail consumer loans:
One-to-four family	$30,057	$-	$29,811	$-
Home equity lines of credit	4,092	-	3,793	-
Construction and land/lots	1,986	-	2,172	-
Consumer	39	-	42	-
Commercial loans:
Commercial real estate	21,143	-	21,149	-
Construction and development	9,214	-	10,172	-
Commercial and industrial	1,209	-	1,422	-
Municipal leases	-	-	-	-
Total loans	$67,740	$-	$68,561	$-

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	September 30,	June 30,
	2013	2013
Performing TDRs included in
impaired loans	$17,772	$14,012

An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Retail			Retail
	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at beginning of period	$21,952	$10,121	$32,073	$21,172	$13,928	$35,100
Provision for (recovery of) loan losses	(1,639)	(661)	(2,300)	689	811	1,500
Charge-offs	(714)	(214)	(928)	(611)	(718)	(1,329)
Recoveries	132	223	355	124	492	616
Balance at end of period	$19,731	$9,469	$29,200	$21,374	$14,513	$35,887

The Company’s ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses			Total Loans Receivable
	Loans			Loans
	individually	Loans		individually	Loans
	evaluated for	Collectively		evaluated for	Collectively
	impairment	Evaluated	Total	impairment	Evaluated	Total
September 30, 2013
Retail consumer loans:
One- to four-family	$1,129	$12,278	$13,407	$34,979	$564,506	$599,485
Home equity	323	3,114	3,437	3,798	125,181	128,979
Construction and land/lots	40	2,707	2,747	1,873	50,329	52,202
Consumer	1	139	140	2	4,056	4,058
Commercial loans:
Commercial real estate	59	5,942	6,001	22,227	225,031	247,258
Construction and development	392	1,928	2,320	8,489	24,265	32,754
Commercial and industrial	28	151	179	2,169	16,168	18,337
Municipal leases	-	969	969	-	114,926	114,926
Total	$1,972	$27,228	$29,200	$73,537	$1,124,462	$1,197,999

June 30, 2013
Retail consumer loans:
One- to four-family	$1,028	$14,070	$15,098	$35,255	$566,795	$602,050
Home equity	479	3,348	3,827	4,322	121,354	125,676
Construction and land/lots	19	2,871	2,890	1,844	49,702	51,546
Consumer	3	135	138	3	3,346	3,349
Commercial loans:
Commercial real estate	110	6,473	6,583	19,446	211,640	231,086
Construction and development	255	2,144	2,399	9,780	14,214	23,994
Commercial and industrial	1	155	156	2,305	9,147	11,452
Municipal leases	-	982	982	-	116,377	116,377
Total	$1,895	$30,178	$32,073	$72,955	$1,092,575	$1,165,530

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
	Unpaid	With a	With No		Related
	Principal	Recorded	Recorded		Recorded
	Balance	Allowance	Allowance	Total	Allowance
September 30, 2013
Retail consumer loans:
One-to-four family	$39,701	$14,952	$28,749	$43,701	$1,272
Home equity lines of credit	7,170	2,948	2,649	5,597	361
Construction and land/lots	4,748	410	1,738	2,148	53
Consumer	143	38	1	39	4
Commercial loans:
Commercial real estate	26,617	4,104	21,561	25,665	145
Construction and development	14,695	1,568	7,595	9,163	464
Commercial and industrial	3,089	382	2,170	2,552	5
Municipal leases	-	-	-	-	-
Total impaired loans	$96,163	$24,402	$64,463	$88,865	$2,304

June 30, 2013
Retail consumer loans:
One-to-four family	$49,176	$14,194	$30,219	$44,413	$1,176
Home equity lines of credit	9,405	3,303	2,651	5,954	518
Construction and land/lots	4,617	551	1,649	2,200	38
Consumer	184	39	3	42	4
Commercial loans:
Commercial real estate	28,136	998	22,716	23,714	119
Construction and development	17,986	518	10,034	10,552	256
Commercial and industrial	3,801	-	2,864	2,864	-
Municipal leases	-	-	-	-	-
Total impaired loans	$113,305	$19,603	$70,136	$89,739	$2,111

The table above includes $15,157 and $16,613, of impaired loans that were not individually evaluated at September 30, 2013 and June 30, 2013, respectively, because these loans did not meet the Company’s threshold for individual impairment evaluation.  The recorded allowance above includes $332 and $216 related to these loans that were not individually evaluated at September 30, 2013 and June 30, 2013, respectively.

The Company’s average recorded investment in loans individually evaluated for impairment and interest income recognized on impaired loans for the three months ended as follows:

	September 30, 2013		September 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Retail consumer loans:
One-to-four family	$44,682	$364	$42,314	$426
Home equity lines of credit	5,938	70	5,216	36
Construction and land/lots	2,556	42	4,190	36
Consumer	59	1	59	1
Commercial loans:
Commercial real estate	26,535	143	22,262	412
Construction and development	10,978	33	21,052	142
Commercial and industrial	2,860	38	3,184	42
Municipal leases	-	-	389	-
Total loans	$93,608	$691	$98,666	$1,095

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

A summary of changes in the accretable yield for purchased impaired loans for the three months ended September 30, 2013 follows. There was no accretable yield at September 30, 2012.

September 30,
2013
Accretable yield, beginning of period	$-
Addition from the BankGreenville acquisition	1,835
Interest income	(100)
Accretable yield, end of period	$1,735

For the three months ended September 30, 2013, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	1	$18	$17	2	$171	$170
Commercial:
Commercial real estate	-	-	-	1	236	236
Total	1	$18	$17	3	$407	$406

Other TDRs:
Retail consumer:
One-to-four family	3	$572	$576	-	-	-
Construction and land/lots	1	135	135	-	-	-
Total	4	$707	$711	-	$-	$-

Total	5	$725	$728	3	$407	$406

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended September 30, 2013 and 2012.

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Below market interest rate:
Retail consumer:
One-to-four family	-	$-	2	$1,590
Total	-	$-	2	$1,590

Extended payment terms:
Retail consumer:
One-to-four family	1	$10	2	$106
Home equity lines of credit	1	11	-	-
Commercial:
Commercial and Industrial	1	25	-	-
Total	3	$46	2	$106

Other TDRs:
Retail consumer:
One-to-four family	7	$1,523	-	$-
Home equity lines of credit	1	48	-	-
Construction and land/lots	1	135	-	-
Commercial:
Commercial real estate	3	381	1	247
Total	12	$2,087	1	$247
Total	15	$2,133	5	$1,943

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

Compensation expense related to the ESOP for the three months ended September 30, 2013 and 2012 was $217 and $165, respectively.  Shares held by the ESOP include the following:

September 30,
2013
Unallocated ESOP shares	991,875
Allocated ESOP shares	52,900
ESOP shares committed to be released	13,225
Total ESOP shares	1,058,000
Fair value of unallocated ESOP shares	$16,366

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

6.	Net income per Share

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock (in thousands, except share and per share data):

	Three Months Ended
	September 30,
	2013	2012

Numerator:
Net income available to common stockholders	$3,327	$1,152
Denominator:
Weighted-average common shares outstanding - basic	19,288,154	20,108,612
Effect of dilutive shares	89,742	-
Weighted-average common shares outstanding - diluted	19,377,896	20,108,612
Net income per share - basic	$0.17	$0.06
Net income per share - diluted	$0.17	$0.06

7.	Equity Incentive Plan

On January 17, 2013, the Company’s stockholders approved the 2013 Omnibus Incentive Plan, which provides for awards of restricted stock, restricted stock units, stock options, stock appreciation rights and cash awards to directors, emeritus directors, officers, employees and advisory directors. The cost of equity-based awards under the 2013 Omnibus Incentive Plan generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the plan is 2,962,400, including 2,116,000 for stock options and stock appreciation rights and 846,400 for awards of restricted stock and restricted stock units.

Shares of common stock issued under the 2013 Omnibus Incentive Plan may be authorized but unissued shares or, in the case of restricted stock awards, may be repurchased shares.  During fiscal 2013, the Company had repurchased all 846,400 shares on the open market for issuance under the 2013 Omnibus Incentive Plan, for $13.3 million, at an average cost of $15.71 per share.

Share based compensation expense related to stock options and restricted stock recognized for the three months ended September 30, 2013 was $668, before the tax related benefit of $247. For the three months ended September 30, 2012, there was no share based compensation expense, as there was no share based compensation issued at that time.

The table below presents stock option activity for the three months ended September 30, 2013:

		Weighted-	Remaining
		average	contractual	Aggregate
		exercise	life	Intrinsic
	Options	price	(years)	Value
Options outstanding at June 30, 2013	1,557,000	$14.37	9.6	$4,033
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at September 30, 2013	1,557,000	$14.37	9.3	$3,316

At September 30, 2013, the Company had $6.1 million of unrecognized compensation expense related to 1,557,000 stock options scheduled to vest over five- and seven-year vesting periods.  The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 4.5 years at September 30, 2013.  No awards were vested or exercisable as of September 30, 2013.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The table below presents restricted stock award activity for the three months ended September 30, 2013:

		Weighted-	Aggregate
	Restricted	average grant	Intrinsic
	stock awards	date fair value	Value
Non-vested at June 30, 2013	511,300	$14.37	$8,672
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested at September 30, 2013	511,300	$14.37	$8,436

At September 30, 2013, unrecognized compensation expense was $6.4 million related to 511,300 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 4.5 years at September 30, 2013.

8.	Commitments and Contingencies

Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements.  At September 30, 2013 and June 30, 2013, respectively, loan commitments (excluding $30,717 and $27,013 of undisbursed portions of construction loans) totaled $25,704 and $27,147 of which $2,252 and $3,083 were variable rate commitments and $23,451 and $24,064 were fixed rate commitments.  The fixed rate loans had interest rates ranging from 2.00% to 9.25% at September 30, 2013 and 2.50% to 9.25% at June 30, 2013, and terms ranging from 6 to 30 years.  Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $149,933 and $151,611 at September 30, 2013 and June 30, 2013, respectively.  These amounts represent the Company’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers.  The Company has freestanding derivative instruments consisting of commitments to originate fixed rate conforming loans and commitments to sell fixed rate conforming loans.  The fair value of these commitments was not material at September 30, 2013 or June 30, 2013.

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

Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System.  The daily average calculated cash reserve required as of September 30, 2013 and June 30, 2013 was $1,866, and $1,284, respectively, which was satisfied by vault cash and balances held at the Federal Reserve.

Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so.  The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary.  Total commitments under standby letters of credit as of September 30, 2013 and June 30, 2013 were $66 and $66.  There was no liability recorded for these letters of credit at September 30, 2013 or June 30, 2013.

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

9.	Fair Value of Financial Instruments

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

At September 30, 2013 and June 30, 2013, most of the total impaired loans were evaluated based on the fair value of the collateral.  For these collateral dependent impaired loans, the Company obtains updated appraisals at least annually.  These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary.  As part of the quarterly review of impaired loans, the Company reviews these appraisals to determine if any additional discounts to the fair value are necessary.  If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals.  Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification in the fair value hierarchy.  The Company records all impaired loans with an allowance as nonrecurring Level 3.

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	September 30, 2013
Description	Total	Level 1	Level 2	Level 3
U.S government agencies	$27,341	$-	$27,341	$-
Mortgage-backed securities of U.S. government agencies and government sponsored enterprises	57,453	-	57,453	-
Taxable municipal securities	9,081	-	9,081	-
Corporate bonds	3,985	-	3,985	-
Total	$97,860	$-	$97,860	$-

	June 30, 2013
Description	Total	Level 1	Level 2	Level 3
U.S government agencies	$6,002	$-	$6,002	$-
Mortgage-backed securities of U.S. government agencies and government sponsored enterprises	18,748	-	18,748	-
Total	$24,750	$-	$24,750	$-

The following table presents financial assets measured at fair value on a non-recurring basis during the periods indicated:

	Three Months Ended September 30, 2013
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$629	$-	$-	$629
REO	2,353	-	-	2,353
Total	$2,982	$-	$-	$2,982

	Year Ended June 30, 2013
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$12,106	$-	$-	$12,106
REO	2,403	-	-	2,403
Total	$14,509	$-	$-	$14,509

Quantitative information about Level 3 fair value measurements during the period ended September 30, 2013 is shown in the table below:

	Fair Value at
	September 30,	Valuation	Unobservable		Weighted
	2013	Techniques	Input	Range	Average
Nonrecurring measurements:
Impaired loans, net	$ 629	Discounted appraisals	Collateral discounts	3% - 10%	5%
REO	$ 2,353	Discounted appraisals	Collateral discounts	6% - 20%	14%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The stated carrying value and estimated fair value amounts of financial instruments as of September 30, 2013 and June 30, 2013, are summarized below:

	September 30, 2013
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$92,918	$92,918	$92,918	$-	$-
Certificates of deposit in other banks	145,606	145,606	-	145,606	-
Securities available for sale	97,860	97,860	-	97,860	-
Loans, net	1,167,504	1,105,618	-	-	1,105,618
Loans held for sale	6,106	6,204	-	-	6,204
Federal Home Loan Bank stock	2,089	2,089	2,089	-	-
Accrued interest receivable	5,824	5,824	-	380	5,444
Noninterest-bearing and NOW deposits	293,048	293,048	-	293,048	-
Money market accounts	305,390	305,390	-	305,390	-
Savings accounts	83,799	83,799	-	83,799	-
Certificates of deposit	561,251	566,180	-	566,180	-
Other borrowings	2,227	2,252	-	2,252	-
Accrued interest payable	255	255	-	255	-

	June 30, 2013
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$125,713	$125,713	$125,713	$-	$-
Certificates of deposit in other banks	136,617	136,617	-	136,617	-
Securities available for sale	24,750	24,750	-	24,750	-
Loans, net	1,132,110	1,064,954	-	-	1,064,954
Loans held for sale	10,770	10,942	-	-	10,942
Federal Home Loan Bank stock	1,854	1,854	1,854	-	-
Accrued interest receivable	5,549	5,549	-	157	5,392
Noninterest-bearing and NOW deposits	256,487	256,487	-	256,487	-
Money market accounts	275,718	275,718	-	275,718	-
Savings accounts	82,158	82,158	-	82,158	-
Certificates of deposit	540,387	545,716	-	545,716	-
Accrued interest payable	84	84	-	84	-

The Company had off-balance sheet financial commitments, which include approximately $206,354 and $205,771 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at September 30, 2013 and June 30, 2013 (see Note 8).  Since these commitments are based on current rates, the carrying amount approximates the fair value.

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of September 30, 2013 and June 30, 2013.  The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:  the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Office of the Comptroller of the Currency (“OCC”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; increases in premiums for deposit insurance; management’s assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially new costs associated with our operation as a public company; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets;  inability of key third-party providers to perform their obligations to us; statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”); changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission, including our 2013 Form 10-K.

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

Overview

Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds in loans secured primarily by first and second mortgages on one- to four-family residences, including home equity loans and construction and land/lot loans, commercial real estate loans, construction and development loans, and municipal leases. Municipal leases are secured primarily by a ground lease for a firehouse or an equipment lease for fire trucks and firefighting equipment to fire departments located throughout North and South Carolina. We also purchase investment securities consisting primarily of mortgage-

backed securities issued by United States government agencies and government-sponsored enterprises, as well as, certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”).

We offer a variety of deposit accounts for individuals, businesses and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities. We completed our conversion to the stock form of ownership in July, 2012, primarily to increase our capital to grow our loan portfolio organically and through acquisitions and to continue to build our franchise.

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

Beginning in fiscal year 2009 and continuing since then throughout much of fiscal year 2012, housing markets deteriorated in many of our market areas and we experienced significantly higher levels of delinquencies and non-performing assets, primarily in our construction and land development loan portfolios. During this period, home and lot sales activity was exceptionally slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which was reflected in our increased non-performing asset totals. Further, property values generally declined, reducing the value of the collateral securing loans. In addition, other non-housing-related segments of the loan portfolio developed signs of stress and increasing levels of non-accruing loans as the effects of the recent recession became more evident and the pace of the recovery remained slow. As a result, during these periods our provision for loan losses was significantly higher than historical levels and our normal expectations. This higher than normal level of delinquencies and non-accruals also had a material adverse effect on operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs and valuation adjustments for REO. Beginning in fiscal 2013, home and lot sales activity and real estate values have modestly improved along with general economic conditions resulting in materially lower loan charge-offs and write-downs of REO. As a result of a continuing trend of fewer loan charge-offs and lower average loan balances compared to the same period during the prior fiscal year, as well as, a reduction in higher risk commercial construction and development loans, the Company recorded a recovery for loan losses of $(2.3) million for the quarter ended September 30, 2013 compared to a $1.5 million provision for loan losses for the quarter ended September 30, 2012. Despite persistently weak economic conditions and exceptionally low interest rates which have created an unusually challenging banking environment for an extended period, for the quarter ended September 30, 2013, the Company had net income of $3.3 million, or $0.17 per diluted share, as compared to net income of $1.2 million, or $0.06 per diluted share, for the three months ended September 30, 2012. Although there continue to be indications that economic conditions in our market areas are improving from the recessionary downturn, the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging going forward.

We currently have 21 banking offices serving nine counties in Western North Carolina, including the Asheville metropolitan area, the “Piedmont” region of North Carolina, and Greenville, South Carolina. We intend to expand through organic growth and through the acquisition of other community financial institutions and/or bank branches. Our goal is to continue to enhance our franchise value and earnings through strategic, planned growth in our banking operations, while maintaining the community-focused, relationship style of exceptional customer service that has differentiated our brand and characterized our success to date.

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

Comparison of Financial Condition at September 30, 2013 and June 30, 2013

Assets.  Total assets increased $90.2 million, or 5.7%, to $1.67 billion at September 30, 2013 from $1.58 billion at June 30, 2013. This increase was largely due to the July 31, 2013 acquisition of BankGreenville Financial Corporation (“BankGreenville”). We added $2.8 million of goodwill as a result of the BankGreenville acquisition. Assets acquired totaled $101.1 million and liabilities assumed were $94.4 million, net of all fair value adjustments.

    Cash and cash equivalents.  Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of Richmond, decreased $32.8 million, or 26.1%, to $92.9 million at September 30, 2013 from $125.7 million at June 30, 2013. The decrease was primarily attributable to the purchase of $41.8 million in investment securities during the quarter. Securities available for sale increased $73.1 million, or 295.4%, to $97.9 million at September 30, 2013 from $24.8 million at June 30, 2013 as a result of the purchase of investment securities coupled with the acquisition of $34.3 million in investment securities from BankGreenville. As a part of the Company’s liquidity strategy, the Company also invests a portion of its excess cash in certificates of deposit in other banks which have a higher yield than cash held in interest-earning accounts in order to maximize earnings. All of the certificates of deposit in other banks are fully insured under the FDIC. At September 30, 2013, certificates of deposits in other banks totaled $145.6 million compared to $136.6 million at June 30, 2013. The Company has been maintaining a higher liquidity position consistent with the Company’s strategy of managing credit and liquidity risk.

    Loans.  Net loans receivable increased $35.4 million, or 3.1%, to $1.17 billion at September 30, 2013 from $1.13 billion at June 30, 2013, as the BankGreenville acquisition added $47.8 million in loans, which were partially offset during the period by normal loan repayments, charge-offs and transfers to REO. Since June 30, 2013, commercial real estate loans increased $18.0 million, commercial construction and development loans increased $9.4 million and commercial and industrial loans increased $6.9 million. Excluding loans acquired from BankGreenville, net loans would have otherwise decreased $12.4 million as demand for new loans from creditworthy borrowers remains relatively weak and utilization of existing credit lines was low despite the modest recovery in the general economy. In addition, the recent rise in mortgage interest rates has significantly reduced refinancing activity. Total loan originations decreased $32.7 million, or 29.3%, to $78.8 million during the three months ended September 30, 2013 compared to $111.5 million during the three months ended September 30, 2012.

    Allowance for loan losses.  The allowance for loan losses was $29.2 million, or 2.43% of total loans, at September 30, 2013 compared to $32.1 million, or 2.75% of total loans, at June 30, 2013. We recorded net loan charge-offs of $573,000 for the three months ended September 30, 2013, compared to $713,000 for the same period last year. Net loan charge-offs as a percentage of average loans also decreased to 0.19% annualized for the three months ended September 30, 2013 from 0.23% annualized for the three months ended September 30, 2012. Nonaccruing loans decreased to $68.4 million at September 30, 2013 from $68.6 million at June 30, 2013, despite the acquisition of $1.2 million of nonaccruing loans from BankGreenville. Nonaccruing loans to total loans decreased to 5.68% at September 30, 2013 from 5.88% at June 30, 2013. At September 30, 2013, $37.1 million or 54.3% of total nonaccruing loans were current on their loan payments.

    The ratio of classified assets to total assets decreased to 7.33% at September 30, 2013 from 7.43% at June 30, 2013 in large part due to the increase in our asset size. Classified assets increased 4.3% to $122.6 million at September 30, 2013 compared to $117.6 million at June 30, 2013, due primarily to the BankGreenville acquisition, which added $4.8 million in classified assets. Delinquent loans (loans delinquent 30 days or more) increased to $39.1 million at September 30, 2013, from $35.5 million at June 30, 2013 primarily due to non-performing loans acquired from BankGreenville.

    Investments.  Securities available for sale increased $73.1 million, or 295.4%, to $97.9 million at September 30, 2013 from $24.8 million at June 30, 2013 as a result of the purchase of $41.8 million in investment securities coupled with the acquisition of $34.3 million in investment securities from BankGreenville. A total of $2.9 million of principal payments were received on mortgage-backed securities. The securities purchased and acquired during the quarter were primarily short- to intermediate-term U.S. government agency notes and mortgage-backed securities and, to a lesser extent, intermediate-term taxable municipal securities. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We do not believe that there are any other-than-temporary impairments at September 30, 2013; therefore, no impairment losses have been recorded during the first quarter of fiscal 2013. FHLB stock increased $235,000 due to the BankGreenville acquisition.

    Real estate owned.  REO increased $2.8 million, to $14.5 million at September 30, 2013 primarily as a result of $2.1 million from the BankGreenville acquisition. The total balance of REO included $6.2 million in land, construction and development projects (both residential and commercial), $2.0 million in commercial real estate and $6.3 million in single-family homes at September 30, 2013.  During the quarter ended September 30, 2013, we transferred $1.6 million of loans into REO, disposed of $1.3 million of properties and recognized a gain of $271,000 on sales and net of impairment adjustments.

    Deposits.  Deposits increased $88.7 million, or 7.7%, from $1.15 billion at June 30, 2013 to $1.24 billion at September 30, 2013. This increase was primarily due to the acquisition of BankGreenville, which increased total deposits by $89.1 million. We also recorded $530,000 of core deposit intangibles in connection with the BankGreenville acquisition. Excluding the BankGreenville acquisition, certificates of deposit decreased $21.2 million during the three month period primarily as a result of the managed decline of higher rate certificates of deposit as we competed less aggressively on time deposit interest rates, consistent with the Company’s strategy to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.

    Borrowings.  Other borrowings increased to $2.2 million at September 30, 2013 from none at June 30, 2013, as a direct result of FHLB advances assumed in the BankGreenville acquisition.

    Equity.  Stockholders’ equity at September 30, 2013 increased to $368.1 million from $367.5 million at June 30, 2013. The increase in stockholders’ equity primarily reflected a $3.3 million increase in retained earnings as a result of the net income from the first quarter of 2014. The Company repurchased 234,356 shares of its common stock during the quarter ended September 30, 2013 at an average cost of $16.51 per share.

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

	For the Three Months Ended September 30,
	2013			2012
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid(2)	Rate(2)	Outstanding	Paid(2)	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$1,197,993	$14,870	4.96%	$1,237,419	$16,052	5.19%
Deposits in other financial
institutions	233,279	443	0.76%	229,419	380	0.66%
Investment securities	52,244	211	1.62%	31,237	96	1.23%
Other	22,441	108	1.93%	15,646	36	0.92%
Total interest-earning assets	1,505,957	15,632	4.15%	1,513,721	16,564	4.38%

Interest-bearing liabilities:
Interest-bearing checking accounts	212,274	108	0.21%	170,935	57	0.13%
Money market accounts	292,488	206	0.28%	257,981	245	0.38%
Savings accounts	82,686	37	0.18%	121,737	70	0.23%
Certificate accounts	559,124	1,193	0.85%	598,930	1,648	1.10%
Borrowings	2,367	3	0.51%	21,682	189	3.49%
Total interest-bearing liabilities	1,148,939	1,547	0.54%	1,171,265	2,209	0.75%

Net earning assets	$357,018			$342,456

Average interest-earning assets to
average interest-bearing liabilities	131.07%			129.24%

Tax-equivalent:
Net interest income		$14,086			$14,355
Interest rate spread			3.61%			3.63%
Net interest margin(3)			3.74%			3.79%

Non-tax-equivalent:
Net interest income		$13,297			$13,519
Interest rate spread			3.40%			3.40%
Net interest margin(3)			3.53%			3.57%
___________________
(1) The average loans receivable, net balances include loans held for sale and non-accruing loans.
(2)  Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $789,000 and $836,000 for the three months ended September 30, 2013 and 2012, respectively, calculated based on a federal tax rate of 34%.
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

	Three Months Ended September 30, 2013
	Compared to
	Three Months Ended September 30, 2012
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
Interest-earning assets:
Loans receivable	$(511)	$(671)	$(1,182)
Deposits in other financial institutions	6	57	63
Investment securities	65	50	115
Other	16	56	72

Total interest-earning assets	$(424)	$(508)	$(932)

Interest-bearing liabilities:
Interest-bearing checking accounts	$14	$38	$52
Money market accounts	33	(72)	(39)
Savings accounts	(22)	(11)	(33)
Certificate accounts	(110)	(346)	(456)
Borrowings	(168)	(18)	(186)

Total interest-bearing liabilities	$(253)	$(409)	$(662)

Net decrease in tax equivalent interest income	$(171)	$(99)	$(270)

Comparison of Results of Operation for the Three Months Ended September 30, 2013 and 2012

General.  During the three months ended September 30, 2013, we had net income of $3.3 million as compared to net income of $1.2 million for the three months ended September 30, 2012. The increase in net income for the first quarter of fiscal 2014 was primarily a result of a $2.3 million recovery from the allowance for loan losses and a $1.5 million decline in non-interest expense, including a $906,000 decrease in REO-related expenses, partially offset by a $2.8 million increase in the income tax expense as compared to the same period last year. On a basic and diluted per share basis, the Company earned $0.17 per share in the first quarter of fiscal 2014, compared to $0.06 per share in the first quarter of fiscal 2013.

Net Interest Income.  Net interest income before provision for loan losses was $13.3 million for the three months ended September 30, 2013 compared to $13.5 million for the three months ended September 30, 2012. The $222,000, or 1.6%, decrease was primarily due to declines in interest income of $885,000 outpacing a decrease in interest expense of $663,000. The net interest margin (on a fully taxable-equivalent basis) for the three months ended September 30, 2013 decreased five basis points over the same period last year to 3.74%, primarily due to a 23 basis point decline in the yield on interest-earning assets (on a fully taxable-equivalent basis) to 4.15%, outpacing a 21 basis point decline in the rate paid on interest-bearing liabilities to 0.54% for the three months ended September 30, 2013.  Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans’ contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. As of September 30, 2013, our loans with interest rate floors totaled approximately $408.0 million and had a weighted average floor rate of 4.48% of which $233.0 million or 57.1% had yields that would begin floating again once prime rates increase at least 200 basis points.

Interest Income.  Interest income for the three months ended September 30, 2013 was $14.8 million, compared to $15.7 million for the three months ended September 30, 2012, a decrease of $885,000 or 5.6%. The decrease in interest income occurred primarily as a result of the $39.4 million decrease in average loans receivable coupled with a 23 basis point decrease in the average tax-equivalent loan yields. Interest income on loans receivable decreased by $1.2 million, or 7.9%, to $14.9 million for the three months ended September 30, 2013 from $16.1 million for the three months ended September 30, 2012. The decrease in average tax-equivalent loan yields reflects the continuing very low level of market interest rates, the maturity or repayment of higher yielding loans, and downward repricing of adjustable rate loans to current market rates. The average tax-equivalent yield on loans was 4.96% for the three months ended September 30, 2013, compared to 5.19% for the same three month period one year earlier.

The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $31.7 million, or 11.5%, to $308.0 million for the three months ended September 30, 2013, while the interest and dividend income from those investments increased by $250,000 compared to the prior fiscal year.  The increase in average balance was primarily due to the purchase of $41.8 million in investment securities coupled with the acquisition of $34.3 million in investment securities from BankGreenville. In addition, the average yield on investment securities increased 39 basis points to 1.62% during the quarter ended September 30, 2013 from 1.23% during the quarter ended September 30, 2012, primarily as a result of the investment securities acquired from BankGreenville.

Interest Expense.  Interest expense for the three months ended September 30, 2013 was $1.5 million, compared to $2.2 million for the three months ended September 30, 2012, a decrease of $663,000, or 30.0%. The decrease in interest expense occurred as a result of a $22.3 million decrease in average interest-bearing liabilities and a 21 basis point decrease in the average cost of interest-bearing liabilities to 0.54% for the three months ended September 30, 2013, from 0.75% for the same period one year earlier. These decreases reflect repayments upon scheduled maturity and the prepayment of higher rate FHLB advances during the same period in fiscal 2013, as well as, the managed decline in certificates of deposit as our pricing decreases were designed to allow higher rate certificates of deposit to run off.

Deposit interest expense decreased $477,000, or 23.6%, to $1.5 million for the three months ended September 30, 2013 compared to $2.0 million for the same three month period in the prior fiscal year primarily as a result of a $39.8 million decrease in the average balance of certificates of deposit and a 25 basis point decrease in the cost of these deposits. Average borrowings decreased to $2.4 million for the three months ended September 30, 2013, from $21.7 million for the three months ended September 30, 2012, while the average rate paid on borrowings decreased to 0.51% in the current three month period from 3.49% for the three months ended September 30, 2012. This decrease in the average rate paid on borrowings was primarily a result of the repayment of $10.1 million in FHLB advances and the repayment of all $6.6 million in repurchase agreements since September 30, 2012. While we do not anticipate further significant reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further downward repricing opportunities and aggressive competitive pricing has been reduced in response to modest loan demand in the current economic environment.

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

During the three months ended September 30, 2013, the recovery for loan losses was ($2.3) million, compared to a $1.5 million provision for loan losses for the three months ended September 30, 2012. The decrease in the provision was due to the combination of a continuing trend of fewer and lower loan charge-offs and lower average loan balances compared to the same period of the prior fiscal year, as well as, a reduction in higher risk commercial construction and development loans. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

The allowance for loan losses at September 30, 2013 primarily reflected the lingering weakness in the economy in our market areas and continued elevated level of delinquent, nonaccruing and classified loans, as well as declines in real estate values as compared to historical levels. It also reflects our continued concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots. These concerns have remained elevated over recent periods as price declines for housing and related lot and land markets have occurred in most of our market areas and are only recently beginning to stabilize or improve. Aside from housing-related construction and development loans, nonaccruing loans generally reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity has also become a significant contributing factor to more recent late-cycle defaults in other non-housing-related segments of the portfolio which also factored into our provision calculation.

Nonaccruing loans decreased to $68.4 million at September 30, 2013 from $69.7 million at September 30, 2012. Delinquent loans (loans delinquent 30 days or more) decreased to $39.1 million at September 30, 2013, from $42.5 million at September 30, 2012.

We recorded net charge-offs of $573,000 for the three months ended September 30, 2013, compared to $713,000 for the same period in the prior fiscal year. A comparison of the allowance at September 30, 2013 and 2012 reflects a decrease of $6.7 million to

$29.2 million at September 30, 2013, from $35.9 million at September 30, 2012. The allowance as a percentage of total loans decreased to 2.43% at September 30, 2013, compared to 2.98% at September 30, 2012. The allowance as a percentage of non-performing loans decreased to 42.69% at September 30, 2013, compared to 51.47% at September 30, 2012. At September 30, 2013, $37.1 million or 54.3% of total nonaccruing loans were current on their loan payments, of which $17.8 million were TDRs.

As of September 30, 2013, we had identified $88.9 million of impaired loans. Our impaired loans are comprised of loans on nonaccrual status and all TDRs, whether performing or on nonaccrual status under their restructured terms.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools.  For more information on these impaired loans, see Note 4 of the Notes to Consolidated Financial Statements under Item 1 of this report.

We believe that the allowance for loan losses as of September 30, 2013 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income.  Noninterest income remained unchanged at $2.3 million for the first quarters of each of fiscal 2014 and 2013. Mortgage banking income and fees decreased $178,000 for the three months ended September 30, 2013 to $998,000 from $1.2 million for the three months ended September 30, 2012 primarily due to reduced refinancing activity as a result of the recent rise in mortgage interest rates. Originations of loans held for sale decreased $36.9 million, or 57.5%, to $27.1 million for the three months ended September 30, 2013 from $64.0 million for the three months ended September 30, 2012.

Noninterest Expense.  Noninterest expense for the quarter ended September 30, 2013 decreased $1.5 million, or 11.3%, to $11.9 million compared to $13.4 million for the quarter ended September 30, 2012. This decrease was primarily related to a $1.6 million decrease in FHLB advance prepayment penalties, and a $906,000, or 83%, decrease in REO-related expenses, including a $598,000 decrease in the loss on sale and impairment of REO partially offset by an $848,000, or 13.4%, increase in salaries and employee benefits, as compared to the same period in the prior fiscal year. Salaries and employee benefits increased as a direct result of the BankGreenville acquisition coupled with the additional expense related to the Company’s 2013 Omnibus Incentive Plan. Noninterest expenses as a percentage of average assets decreased to 2.89% for the three months ended September 30, 2013, as compared to 3.27% for the same period one year earlier.

Income Taxes.  For the three months ended September 30, 2013, we recorded income tax expense of $2.7 million, which was an effective tax rate of 44.5%, compared to a benefit of $183,000 for the three months ended September 30, 2012. This increase was due to higher income before income taxes as well as a nonrecurring $962,000 charge to tax expense for the decrease in the value of our deferred tax assets based on recently enacted decreases in North Carolina’s state corporate tax rates to be implemented over the next two years. Beginning January 1, 2014, North Carolina’s corporate tax rate will be reduced from 6.9% to 6.0% in 2014 and to 5.0% in 2015 with further reductions to 3.0% in 2017 possible in the event certain state revenue triggers are achieved. At September 30, 2013 and September 30, 2012, our deferred tax asset valuation allowance was $1.6 million and $2.5 million, respectively.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business.  We rely on a number of different sources in order to meet our potential liquidity demands.  The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2013, HomeTrust Bank had an additional borrowing capacity of $237.2 million with the FHLB of Atlanta, a $141.5 million line of credit with the Federal Reserve Bank of Richmond and a $5.0 million line of credit with another unaffiliated bank. At September 30, 2013, we had $2.2 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At September 30, 2013 brokered deposits totaled $10.0 million or 0.8% of total deposits.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the HomeTrust Bank and must provide for its own liquidity and pay its own operating expenses. The Company’s primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from HomeTrust Bank, although there are regulatory restrictions on the ability of the HomeTrust Bank to pay dividends. At September 30, 2013, the Company (on an unconsolidated basis) had liquid assets of $43.0 million.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2013, the total approved loan commitments and unused lines of credit outstanding amounted to $56.4 million and $149.9 million, respectively, as compared to $54.2 million and $151.6 million, respectively, as of June 30, 2013. Certificates of deposit scheduled to mature in one year or less at September 30, 2013, totaled $386.3 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

During the first three months of fiscal 2014, cash and cash equivalents decreased $32.8 million, or 26.1%, from $125.7 million as of June 30, 2013 to $92.9 million as of September 30, 2013. The decrease was primarily attributable to the purchase of $41.8 million in investment securities during the quarter. Securities available for sale increased $73.1 million, or 295.4%, to $97.9 million at September 30, 2013 from $24.8 million at June 30, 2013 as a result of the purchase of $41.8 million in investment securities coupled with the acquisition of $34.3 million in investment securities from BankGreenville. Cash provided by operating activities of $5.9 million was offset by cash used for financing activities of $6.5 million and cash used by investing activities of $32.2 million. Primary sources of cash for the first three months of fiscal 2014 included a net decrease in portfolio loans of $13.4 million, $2.5 million of cash received from the BankGreenville acquisition (net of cash paid), and proceeds from the sale of REO of $1.3 million. Primary uses of cash during the period included the purchase of securities available for sale of $41.8 million, the purchase of certificates of deposit in other banks, net of maturities, of $9.0 million and the repurchase of $3.6 million in common stock.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the three months ended September 30, 2013, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at September 30, 2013, is as follows (in thousands):

Commitments to make loans	$56.4
Unused lines of credit	149.9
Total loan commitments	$206.3

Capital Resources

At September 30, 2013, equity totaled $368.1 million.  Management monitors the capital levels of the Company to provide for current and future business opportunities and to ensure HomeTrust Bank meets regulatory guidelines for “well-capitalized” institutions. HomeTrust Bank is subject to minimum capital requirements imposed by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on HomeTrust Bank’s financial statements. As of September 30, 2013, HomeTrust Bank was “well-capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” HomeTrust Bank must maintain the minimum capital ratios set forth in the table below.

HomeTrust Bank’s actual and required minimum capital amounts and ratios to be categorized “adequately” and “well capitalized” are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2013:
Tier I Capital (to Total Adjusted Assets)	$238,375	15.04%	$63,418	4.00%	$79,272	5.00%
Tier I Capital (to Risk-weighted Assets)	$238,375	21.64%	$44,052	4.00%	$66,078	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$252,333	22.91%	$88,104	8.00%	$110,130	10.00%

As of June 30, 2013:
Tier I Capital (to Total Adjusted Assets)	$228,454	15.25%	$59,920	4.00%	$74,901	5.00%
Tier I Capital (to Risk-weighted Assets)	$228,454	21.89%	$-	-%	$62,620	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$241,736	23.16%	$83,493	8.00%	$104,367	10.00%

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has not been any material change in the market risk disclosures contained in our 2013 Form 10-K.

Item 4.                  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2013, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2013, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s 2013 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and use of Proceeds

The table below sets forth information regarding HomeTrust Bancshares’ common stock repurchases during the three months ended September 30, 2013.

			Total Number	Maximum
			Of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	Of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
July 1, 2013 – July 31, 2013	-	$-	-	-
August 1, 2013 – August 30, 2013 (1)	4,596	16.29	4,596	1,036,649
September 1, 2013 – September 30, 2013	229,760	16.51	229,760	806,889

Total	234,356	$16.51	234,356	806,889

(1)
On August 27, 2013, HomeTrust Bancshares announced its intention to repurchase up to 1,041,245 shares of its outstanding common stock. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of September 30, 2013, a total of 234,356 shares, or 22.5%, of the shares authorized in the August 2013 stock repurchase plan had been purchased, leaving 806,889 shares available for future purchases.

The Company did not sell any securities that were not registered under the Securities Act of 1933 during the three months ended September 30, 2013.

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

HomeTrust Bancshares, Inc.

Date: November 12, 2013	By:	/s/ F. Edward Broadwell, Jr.
F. Edward Broadwell, Jr.
Chairman of the Board and
Co-Chief Executive Officer
(Duly Authorized Officer)

Date: November 12, 2013	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
President and
Co-Chief Executive Officer
(Duly Authorized Officer)

Date: November 12, 2013	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Charter of HomeTrust Bancshares, Inc.	*
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.’s Junior Participating Preferred Stock, Series A	**
3.3	Bylaws of HomeTrust Bancshares, Inc.	***
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Registrar and Transfer Company, as Rights Agent	**
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	*
10.2	Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	*
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon, Howard L. Sellinger and Charles I. Abbitt, Jr.	*
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	****
10.5	Employment Agreement between HomeTrust Bank and Sidney A.Biesecker	*
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	*
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	*
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	*
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	*
10.7C	SERP Joinder Agreement for Tony J. VunCannon	*
10.7D	SERP Joinder Agreement for Howard L. Sellinger	*
10.7E	SERP Joinder Agreement for Stan Allen	*
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	*
10.7G	SERP Joinder Agreement for Peggy C. Melville	*
10.7H	SERP Joinder Agreement for William T. Flynt	*
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	*****
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	*
10.8A	Director Emeritus Plan Joinder Agreement for Franklin V. Beam	*
10.8B	Director Emeritus Plan Joinder Agreement for William T. Flynt	*
10.8C	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	*
10.8D	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	*
10.8E	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	*
10.8F	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	*
10.8G	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	*
10.8H	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	*
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	*
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	*
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	*
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Program	10.12
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	******
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	*******
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	*******
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	*******
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	*******
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	*******
31.1	Certification of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
31.3	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .	31.3
32.0	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.0

101	The following materials from HomeTrust Bancshares’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements. ********	101
_________________
*	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.
**	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).
***	Filed as an exhibit to HomeTrust Bancshares’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-35593).
****	Filed as an exhibit to HomeTrust Bancshares’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).
*****	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.
******	Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on December 5, 2012 (File No. 001-35593).
*******	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.
********
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.