Form 10-Q
period 2013-12-31
HomeTrust Bancshares, Inc.
filed 2014-02-10
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X]No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 19,783,655 shares of common stock, par value of $.01 per share, issued and outstanding as of February 6, 2014.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
 (Dollar amounts in thousands except per share data)

	(Unaudited)
	December 31,	June 30,
	2013	2013
Assets
Cash	$14,175	$13,251
Interest-bearing deposits	69,897	112,462
Cash and cash equivalents	84,072	125,713
Certificates of deposit in other banks	152,027	136,617
Securities available for sale, at fair value	82,661	24,750
Loans held for sale	8,907	10,770
Total loans, net of deferred loan fees and discount	1,170,058	1,164,183
Allowance for loan losses	(27,125)	(32,073)
Net loans	1,142,933	1,132,110
Premises and equipment, net	24,648	22,400
Federal Home Loan Bank stock, at cost	2,089	1,854
Accrued interest receivable	5,901	5,549
Real estate owned (REO)	9,935	11,739
Deferred income taxes	46,748	47,428
Bank owned life insurance	63,134	62,242
Goodwill	2,802	-
Other assets	3,468	2,151
Total Assets	$1,629,325	$1,583,323

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,211,447	$1,154,750
Other borrowings	2,217	-
Capital lease obligations	2,007	2,016
Other liabilities	55,548	59,042
Total liabilities	1,271,219	1,215,808
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or
outstanding	-	-
Common stock, $0.01 par value, 60,000,000 shares authorized, 19,783,655 shares
issued and outstanding at December 31, 2013; 20,824,900 at June 30, 2013	198	208
Additional paid in capital	211,855	227,397
Retained earnings	156,193	149,990
Unearned Employee Stock Ownership Plan (ESOP) shares	(9,787)	(10,051)
Accumulated other comprehensive loss	(353)	(29)
Total stockholders’ equity	358,106	367,515
Total Liabilities and Stockholders’ Equity	$1,629,325	$1,583,323

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
 (Dollar amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Interest and Dividend Income
Loans	$14,371	$14,980	$28,453	$30,196
Securities available for sale	424	80	721	177
Certificates of deposit and other interest-bearing deposits	455	392	907	783
Federal Home Loan Bank stock	15	29	27	53
Total interest and dividend income	15,265	15,481	30,108	31,209

Interest Expense
Deposits	1,382	1,817	2,925	3,837
Other borrowings	1	87	4	276
Total interest expense	1,383	1,904	2,929	4,113

Net Interest Income	13,882	13,577	27,179	27,096
Provision for (Recovery of) Loan Losses	(700)	300	(3,000)	1,800

Net Interest Income after Provision for Loan Losses	14,582	13,277	30,179	25,296

Non-interest Income
Service charges on deposit accounts	654	650	1,333	1,303
Mortgage banking income and fees	788	1,509	1,786	2,685
Other, net	804	694	1,398	1,208
Total other income	2,246	2,853	4,517	5,196

Non-interest Expense
Salaries and employee benefits	7,518	6,329	14,695	12,658
Net occupancy expense	1,313	1,223	2,463	2,349
Marketing and advertising	338	425	693	739
Telephone, postage, and supplies	483	479	865	877
Deposit insurance premiums	332	331	667	853
Computer services	935	762	1,824	1,466
Federal Home Loan Bank advance prepayment penalty	-	1,509	-	3,069
Loss on sale and impairment of real estate owned	476	288	205	615
REO expense	367	492	821	1,254
Other	1,584	1,543	2,988	2,894
Total other expense	13,346	13,381	25,221	26,774

Income Before Income Taxes	3,482	2,749	9,475	3,718
Income Tax Expense	606	481	3,272	298

Net Income	$2,876	$2,268	$6,203	$3,420

Per Share Data:
Net income per common share:
Basic	$0.15	$0.11	$0.32	$0.17
Diluted	$0.15	$0.11	$0.32	$0.17
Average shares outstanding:
Basic	18,572,448	20,121,837	18,930,301	20,115,225
Diluted	18,680,463	20,121,837	19,029,109	20,115,225

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
 (Dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net Income	$2,876	$2,268	$6,203	$3,420
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	$(389)	$(129)	$(491)	$48
Deferred income tax benefit (expense)	132	44	167	(16)
Total other comprehensive income (loss)	$(257)	$(85)	$(324)	$32

Comprehensive Income	$2,619	$2,183	$5,879	$3,452

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid In	Retained	ESOP	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity

Balance at June 30, 2012	$-	$31,367	$140,937	$-	$181	$172,485
Net income	-	-	3,420	-	-	3,420
Issuance of common stock	212	211,388	-	-	-	211,600
Common stock issuance costs	-	(3,396)	-	-	-	(3,396)
Loan to ESOP for purchase of shares	-	-	-	(10,580)	-	(10,580)
ESOP shares allocated	-	76	-	264	-	340
Other comprehensive income	-	-	-	-	32	32

Balance at December 31, 2012	$212	$239,435	$144,357	$(10,316)	$213	$373,901

Balance at June 30, 2013	$208	$227,397	$149,990	$(10,051)	$(29)	$367,515
Net income	-	-	6,203	-	-	6,203
Stock repurchased	(10)	(17,045)	-	-	-	(17,055)
Stock option expense	-	649	-	-	-	649
Restricted stock expense	-	687	-	-	-	687
ESOP shares allocated	-	167	-	264	-	431
Other comprehensive loss	-	-	-	-	(324)	(324)

Balance at December 31, 2013	$198	$211,855	$156,193	$(9,787)	$(353)	$358,106

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Six Months Ended
	December 31,
	2013	2012
Operating Activities:
Net income	$6,203	$3,420
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(3,000)	1,800
Depreciation	1,133	1,132
Deferred income tax expense	3,317	249
Net amortization and accretion	(411)	(64)
Federal Home Loan Bank advance prepayment penalty	-	3,069
Loss on sale and impairment of real estate owned	205	615
Gain on sale of loans held for sale	(1,021)	(2,160)
Origination of loans held for sale	(44,967)	(127,213)
Proceeds from sales of loans held for sale	52,191	128,432
Decrease in deferred loan fees, net	(121)	(325)
Increase (decrease) in accrued interest receivable and other assets	(1,388)	1,462
ESOP compensation expense	431	340
Restricted stock and stock option expense	1,336	-
Decrease in other liabilities	(4,684)	(2,582)
Net cash provided by operating activities	9,224	8,175

Investing Activities:
Purchase of securities available for sale	(49,272)	(6,000)
Proceeds from maturities of securities available for sale	19,750	6,100
Purchase of certificates of deposit in other banks	(27,156)	(50,253)
Maturities of certificates of deposit in other banks	11,746	33,349
Principal repayments of mortgage-backed securities	5,396	2,273
Net redemptions of Federal Home Loan Bank Stock	212	3,932
Net decrease in loans	32,910	42,623
Purchase of bank owned life insurance	-	(16,000)
Purchase of premises and equipment	(1,040)	(382)
Capital improvements to real estate owned	(125)	(216)
Proceeds from sale of real estate owned	7,231	5,823
Acquisition, net of cash paid	1,475	-
Net cash provided by investing activities	1,127	21,249

Financing Activities:
Net decrease in deposits	(32,411)	(316,928)
Net decrease in other borrowings	(2,517)	(18,167)
Proceeds from stock conversion	-	208,204
Loan to ESOP for purchase of shares	-	(10,580)
Common stock repurchased	(17,055)	-
Decrease in capital lease obligations	(9)	(4)
Net cash used in financing activities	(51,992)	(137,475)
Net Decrease in Cash and Cash Equivalents	(41,641)	(108,051)
Cash and Cash Equivalents at Beginning of Period	125,713	224,801
Cash and Cash Equivalents at End of Period	$84,072	$116,750

Supplemental Disclosures:

Cash paid during the period for:
Interest	$2,850	$4,307
Income taxes	113	20
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	(324)	32
Transfers of loans to real estate owned	3,452	4,014
Transfers of loans to held for sale	4,340	-
Loans originated to finance the sale of real estate owned	94	1,191

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2013 (“2013 Form 10-K”) filed with the SEC on September 13, 2013.  The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2014. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported net income or equity.

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

Securities – The Company classifies investment securities as trading, available for sale, or held to maturity.

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

One-to-four family and construction and land/lot loans are to individuals and are typically secured by 1-4 family residential property, undeveloped land, and partially developed land in anticipation of pending construction of a personal residence. Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral. Over the past five years, declines in value have led to unprecedented levels of foreclosures and losses within the banking industry. Construction and land/lot loans experienced delays in completion and cost overruns that exceeded the borrower’s financial ability to complete the project. Such cost overruns routinely resulted in foreclosure of partially completed and unmarketable collateral.

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

Consumer loans include loans secured by deposit accounts or personal property such as automobiles, boats, and motorcycles, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since the date of loan origination in excess of principal repayment.

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

Nonperforming Assets—Nonperforming assets can include loans that are past due 90 days or more and continue to accrue interest, loans on which interest is not being accrued, and REO.

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

Federal Home Loan Bank Stock—As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at December 31, 2013 and June 30, 2013.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of December 31, 2013 and June 30, 2013, there were no accruals for uncertain tax positions and no accruals for interest and penalties. HomeTrust and the Bank file a consolidated United States federal income tax return, as well as separate unconsolidated state income tax returns.  The Company’s income tax returns subsequent to 2009 are subject to examination by the taxing authorities.

Employee Stock Ownership Plan—In connection with the Conversion, the Bank established an ESOP for the benefit of all of its eligible employees.  Full-time employees of the Company who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP.  It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to HomeTrust over a 20 year period.

Unearned ESOP shares are shown as a reduction of stockholders’ equity.  Dividends on unearned ESOP shares, if paid, will be considered to be compensation expense. The Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital.  The Company recognizes a tax deduction equal to the cost of the shares released.  Because the ESOP is internally leveraged through a loan from HomeTrust to the ESOP, the loan receivable by HomeTrust from the ESOP is not reported as an asset, nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. Since the Company does not have any unrecognized tax benefits, the adoption of the ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table discloses the impact of the merger with BankGreenville since the acquisition on July 31, 2013 through December 31, 2013. The table also presents certain pro forma information as if BankGreenville had been acquired on July 1, 2013 and July 1, 2012. These results combine the historical results of BankGreenville in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on July 1, 2013 and July 1, 2012. Acquisition related costs of $1,049, net of tax ($226 of which are included in the Company’s consolidated statements of income for the six months ended December 31, 2013) are not included in the pro forma statements below. In particular, no adjustments have been made to eliminate the impact of REO write-downs recognized by BankGreenville of $250 in July 2013 that may not have been necessary had the acquired REO been recorded at fair value as of the beginning of fiscal year 2013. Furthermore, expenses related to systems conversions and other costs of integration are expected to be recorded throughout fiscal year 2014. Additionally, the Company expects to achieve further operating cost savings as a result of the acquisition which are not reflected in the pro forma amounts below:

	Actual	Pro Forma	Pro Forma
	Six Months Ended	Six Months Ended	Six Months Ended
	December 31, 2013	December 31, 2013	December 31, 2012
Total revenues*	$31,696	$31,863	$34,311
Net income	6,429	6,282	3,543
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

The following table presents the purchased performing loans and purchased impaired loans receivable for BankGreenville at December 31, 2013 and July 31, 2013 (the combination date):

	Purchased Performing Loans
	December 31,	July 31,
	2013	2013

Contractually required principal payments receivable	$34,581	$41,077
Fair value adjustment for credit, interest rate, and liquidity	2,436	2,854
Fair value of purchased loans receivable	$32,145	$38,223

	Purchased Impaired Loans
	December 31,	July 31,
	2013	2013

Contractually required principal and interest payments receivable	$12,049	$12,817
Amounts not expected to be collected – nonaccretable difference	1,375	1,375
Estimated payments expected to be received	10,674	11,442
Accretable yield	1,610	1,835
Fair value of purchased impaired loans	$9,064	$9,607

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

3.	Securities Available for Sale
Securities available for sale consist of the following at the dates indicated:

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$15,065	$5	$(26)	$15,044
Mortgage-backed securities of U.S.
government agencies and government
sponsored enterprises	55,019	103	(444)	54,678
Taxable municipal securities	9,126	26	(248)	8,904
Corporate bonds	3,985	51	(1)	4,035
Total	$83,195	$185	$(719)	$82,661

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$6,000	$2	$-	$6,002
Mortgage-backed securities of U.S.
government agencies and government
sponsored enterprises	18,794	81	(127)	18,748
Total	$24,794	$83	$(127)	$24,750

Debt securities available for sale by contractual maturity at the dates indicated are shown below.  Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	December 31, 2013
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$6,000	$6,005
Due after one year through five years	8,887	8,875
Due after five years through ten years	7,889	7,842
Due after ten years	5,400	5,261
Mortgage-backed securities	55,019	54,678
Total	$83,195	$82,661

The Company had no sales of securities during the three or six months ended December 31, 2013 or 2012.

Securities available for sale with costs totaling $38,949 and $21,429 with market values of $38,935 and $21,500 at December 31, 2013 and June 30, 2013, respectively, were pledged as collateral to secure various public deposits and retail repurchase agreements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2013 and June 30, 2013 are as follows:

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agencies	$1,566	$(26)	$-	$-	$1,566	$(26)
Mortgage-backed securities of
U.S. government agencies and
government-sponsored
enterprises	41,010	(442)	59	(2)	41,069	(444)
Taxable municipal securities	6,510	(248)	-	-	6,510	(248)
Corporate bonds	477	(1)	-	-	477	(1)
Total	$49,563	$(717)	$59	$(2)	$49,622	$(719)

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities of
U.S. government agencies and
government-sponsored
enterprises	$5,707	$(122)	$745	$(5)	$6,452	$(127)
Total	$5,707	$(122)	$745	$(5)	$6,452	$(127)

The total number of securities with unrealized losses at December 31, 2013, and June 30, 2013 were 68 and 26, respectively.  Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the three and six months ended December 31, 2013 or the year ended June 30, 2013.  The Bank, as a member of the FHLB, is required to maintain an investment in FHLB capital stock.  No ready market exists for the FHLB stock and the carrying value approximates its fair value based on the redemption provisions of the FHLB.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

4.	Loans

Loans consist of the following at the dates indicated:
	December 31,	June 30,
	2013	2013
Retail consumer loans:
One-to-four family	$584,968	$602,050
Home equity lines of credit	128,032	125,676
Construction and land/lots	50,667	51,546
Consumer	3,957	3,349
Total retail consumer loans	767,624	782,621
Commercial loans:
Commercial real estate	241,955	231,086
Construction and development	32,128	23,994
Commercial and industrial	17,810	11,452
Municipal leases	111,768	116,377
Total commercial loans	403,661	382,909
Total loans	1,171,285	1,165,530
Deferred loan fees, net	(1,227)	(1,347)
Total loans, net of deferred loan fees and discount	1,170,058	1,164,183
Allowance for loan and lease losses	(27,125)	(32,073)
Loans, net	$1,142,933	$1,132,110

All the qualifying first mortgage loans, home equity lines of credit, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s total loans by segment, class, and risk grade at the dates indicated follow:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
December 31, 2013
Retail consumer loans:
One-to-four family	$530,145	$12,714	$38,327	$3,773	$9	$584,968
Home equity lines of credit	119,856	1,832	5,852	491	1	128,032
Construction and land/lots	48,346	298	1,721	302	-	50,667
Consumer	3,606	121	222	5	3	3,957
Commercial loans:
Commercial real estate	192,427	16,828	27,646	5,054	-	241,955
Construction and development	20,159	4,040	7,926	-	3	32,128
Commercial and industrial	15,126	850	1,832	-	2	17,810
Municipal leases	110,808	960	-	-	-	111,768
Total loans	$1,040,473	$37,643	$83,526	$9,625	$18	$1,171,285

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
June 30, 2013
Retail consumer loans:
One-to-four family	$536,603	$14,003	$47,753	$3,671	$20	$602,050
Home equity lines of credit	117,438	1,374	6,679	184	1	125,676
Construction and land/lots	48,914	209	2,199	224	-	51,546
Consumer	3,144	62	134	6	3	3,349
Commercial loans:
Commercial real estate	179,310	20,105	27,116	4,555	-	231,086
Construction and development	9,872	2,853	10,950	318	1	23,994
Commercial and industrial	8,812	835	1,647	157	1	11,452
Municipal leases	114,418	1,959	-	-	-	116,377
Total loans	$1,018,511	$41,400	$96,478	$9,115	$26	$1,165,530

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
December 31, 2013
Retail consumer loans:
One-to-four family	$5,527	$6,569	$12,096	$572,872	$584,968
Home equity lines of credit	738	1,509	2,247	125,785	128,032
Construction and land/lots	279	497	776	49,891	50,667
Consumer	200	8	208	3,749	3,957
Commercial loans:
Commercial real estate	3,078	8,453	11,531	230,424	241,955
Construction and development	681	3,503	4,184	27,944	32,128
Commercial and industrial	360	100	460	17,350	17,810
Municipal leases	-	-	-	111,768	111,768
Total loans	$10,863	$20,639	$31,502	$1,139,783	$1,171,285

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2013
Retail consumer loans:
One-to-four family	$7,031	$8,827	$15,858	$586,192	$602,050
Home equity lines of credit	450	1,656	2,106	123,570	125,676
Construction and land/lots	242	429	671	50,875	51,546
Consumer	4	35	39	3,310	3,349
Commercial loans:
Commercial real estate	3,805	7,085	10,890	220,196	231,086
Construction and development	-	5,420	5,420	18,574	23,994
Commercial and industrial	193	172	365	11,087	11,452
Municipal leases	-	-	-	116,377	116,377
Total loans	$11,725	$23,624	$35,349	$1,130,181	$1,165,530

The Company’s recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	December 31, 2013		June 30, 2013
		90 Days + &		90 Days + &
	Nonaccruing	still accruing	Nonaccruing	still accruing
Retail consumer loans:
One-to-four family	$22,781	$-	$29,811	$-
Home equity lines of credit	3,648	-	3,793	-
Construction and land/lots	1,572	-	2,172	-
Consumer	23	-	42	-
Commercial loans:
Commercial real estate	20,374	-	21,149	-
Construction and development	7,138	-	10,172	-
Commercial and industrial	1,127	-	1,422	-
Municipal leases	-	-	-	-
Total loans	$56,663	$-	$68,561	$-

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	December 31,	June 30,
	2013	2013
Performing TDRs included in
impaired loans	$14,456	$14,012

An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	Three Months Ended December 31, 2013			Three Months Ended December 31, 2012
	Retail			Retail
	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at beginning of period	$19,731	$9,469	$29,200	$21,374	$14,513	$35,887
Provision for (recovery of) loan losses	333	(1,033)	(700)	2,149	(1,849)	300
Charge-offs	(2,622)	(113)	(2,735)	(1,465)	(1,322)	(2,787)
Recoveries	775	585	1,360	115	734	849
Balance at end of period	$18,217	$8,908	$27,125	$22,173	$12,076	$34,249

	Six Months Ended December 31, 2013			Six Months Ended December 31, 2012
	Retail			Retail
	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at beginning of period	$21,952	$10,121	$32,073	$21,172	$13,928	$35,100
Provision for (recovery of) loan losses	(1,276)	(1,724)	(3,000)	2,839	(1,039)	1,800
Charge-offs	(3,366)	(297)	(3,663)	(2,076)	(2,040)	(4,116)
Recoveries	907	808	1,715	238	1,227	1,465
Balance at end of period	$18,217	$8,908	$27,125	$22,173	$12,076	$34,249

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses			Total Loans Receivable
	Loans			Loans
	individually	Loans		individually	Loans
	evaluated for	Collectively		evaluated for	Collectively
	impairment	Evaluated	Total	impairment	Evaluated	Total
December 31, 2013
Retail consumer loans:
One-to-four family	$1,133	$11,332	$12,465	$31,046	$553,922	$584,968
Home equity	321	2,757	3,078	4,161	123,871	128,032
Construction and land/lots	106	2,399	2,505	1,741	48,926	50,667
Consumer	-	170	170	14	3,943	3,957
Commercial loans:
Commercial real estate	372	5,744	6,116	20,656	221,299	241,955
Construction and development	478	1,294	1,772	6,388	25,740	32,128
Commercial and industrial	-	153	153	2,510	15,300	17,810
Municipal leases	-	866	866	-	111,768	111,768
Total	$2,410	$24,715	$27,125	$66,516	$1,104,769	$1,171,285

June 30, 2013
Retail consumer loans:
One-to-four family	$1,028	$14,070	$15,098	$35,255	$566,795	$602,050
Home equity	479	3,348	3,827	4,322	121,354	125,676
Construction and land/lots	19	2,871	2,890	1,844	49,702	51,546
Consumer	3	135	138	3	3,346	3,349
Commercial loans:
Commercial real estate	110	6,473	6,583	19,446	211,640	231,086
Construction and development	255	2,144	2,399	9,780	14,214	23,994
Commercial and industrial	1	155	156	2,305	9,147	11,452
Municipal leases	-	982	982	-	116,377	116,377
Total	$1,895	$30,178	$32,073	$72,955	$1,092,575	$1,165,530

Loans individually evaluated for impairment above include $1.8 million of purchased impaired loans with an allowance of $91 at December 31, 2013.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
	Unpaid	With a	With No		Related
	Principal	Recorded	Recorded		Recorded
	Balance	Allowance	Allowance	Total	Allowance
December 31, 2013
Retail consumer loans:
One-to-four family	$43,276	$16,509	$22,555	$39,064	$1,308
Home equity lines of credit	9,086	3,363	2,482	5,845	366
Construction and land/lots	4,749	332	1,607	1,939	115
Consumer	484	35	15	50	29
Commercial loans:
Commercial real estate	28,721	8,309	16,052	24,361	491
Construction and development	10,983	2,007	5,296	7,303	536
Commercial and industrial	3,671	649	2,163	2,812	9
Municipal leases	-	-	-	-	-
Total impaired loans	$100,970	$31,204	$50,170	$81,374	$2,854

June 30, 2013
Retail consumer loans:
One-to-four family	$49,176	$14,194	$30,219	$44,413	$1,176
Home equity lines of credit	9,405	3,303	2,651	5,954	518
Construction and land/lots	4,617	551	1,649	2,200	38
Consumer	184	39	3	42	4
Commercial loans:
Commercial real estate	28,136	998	22,716	23,714	119
Construction and development	17,986	518	10,034	10,552	256
Commercial and industrial	3,801	-	2,864	2,864	-
Municipal leases	-	-	-	-	-
Total impaired loans	$113,305	$19,603	$70,136	$89,739	$2,111

The table above includes $14,858 and $16,613, of impaired loans that were not individually evaluated at December 31, 2013 and June 30, 2013, respectively, because these loans did not meet the Company’s threshold for individual impairment evaluation.  The recorded allowance above includes $444 and $216 related to these loans that were not individually evaluated at December 31, 2013 and June 30, 2013, respectively.

The Company’s average recorded investment in loans individually evaluated for impairment and interest income recognized on impaired loans for the six months ended as follows:

	3 Months Ended
	December 31, 2013		December 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Retail consumer loans:
One-to-four family	$41,383	$538	$45,023	$75
Home equity lines of credit	5,721	66	5,929	(39)
Construction and land/lots	2,044	50	2,977	(50)
Consumer	45	2	81	-
Commercial loans:
Commercial real estate	25,013	214	28,184	415
Construction and development	8,233	49	12,015	30
Commercial and industrial	2,682	47	3,003	(9)
Municipal leases	-	-	-	-
Total loans	$85,120	$966	$97,211	$422

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

	6 Months Ended
	December 31, 2013		December 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Retail consumer loans:
One-to-four family	$44,257	$966	$42,479	$986
Home equity lines of credit	6,052	153	5,271	82
Construction and land/lots	2,307	93	3,672	81
Consumer	53	3	76	2
Commercial loans:
Commercial real estate	25,969	386	23,504	795
Construction and development	10,033	92	16,344	255
Commercial and industrial	2,808	90	3,148	93
Municipal leases	-	-	155	-
Total loans	$91,479	$1,783	$94,649	$2,294

A summary of changes in the accretable yield for purchased impaired loans for the three and six months ended December 31, 2013 follows. There was no accretable yield at December 31, 2012.

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2013	2013
Accretable yield, beginning of period	$1,735	$-
Addition from the BankGreenville acquisition	-	1,835
Interest income	(125)	(225)
Accretable yield, end of period	$1,610	$1,610

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

For the three and six months ended December 31, 2013 and 2012, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended			Three Months Ended
	December 31, 2013			December 31, 2012
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	1	$128	$128	1	$523	$523
Home equity lines of credit	2	346	345	-	-	-
Total	3	$474	$473	1	$523	$523

Extended term:
Retail consumer:
One-to-four family	1	$2	$2	-	$-	$-
Total	1	$2	$2	-	$-	$-

Other TDRs:
Retail consumer:
One-to-four family	3	$203	$202	77	$4,852	$4,794
Home equity lines of credit	1	4	4	41	1,184	1,179
Construction and land/lots	-	-	-	5	195	192
Commercial:
Commercial real estate	-	-	-	2	224	223
Total	4	$207	$206	125	$6,455	$6,388

Total	8	$683	$681	126	$6,978	$6,911

During the three months ended December 31, 2012, one to four family TDRs increased by 77 loans or $4.9 million and home equity lines of credit TDRs increased by 41 loans or $1.2 million due to the addition of loans where the borrower’s obligation to the Company has been discharged in bankruptcy, per regulatory guidance.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

	Six Months Ended			Six Months Ended
	December 31, 2013			December 31, 2012
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	3	$146	$144	3	$694	$691
Home equity lines of credit	2	346	345	-	-	-
Commercial:
Commercial real estate	-	-	-	1	236	235
Total	5	$492	$489	4	$930	$926

Extended term:
Retail consumer:
One-to-four family	1	$2	$2	-	$-	$-
Total	1	$2	$2	-	$-	$-

Other TDRs:
Retail consumer:
One-to-four family	6	$392	$396	77	$4,852	$4,794
Home equity lines of credit	2	42	4	41	1,184	1,179
Construction and land/lots	1	135	133	7	209	205
Commercial:
Commercial real estate	-	-	-	2	224	223
Total	9	$569	$533	127	$6,469	$6,401

Total	15	$1,063	$1,024	131	$7,399	$7,327

During the six months ended December 31, 2012, one-to-four family TDRs increased by 77 loans or $4.9 million and home equity lines of credit TDRs increased by 41 loans or $1.2 million due to the addition of loans where the borrower’s obligation to the Company has been discharged in bankruptcy, per regulatory guidance.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and six months ended December 31, 2013 and 2012.

	Three Months Ended		Three Months Ended
	December 31, 2013		December 31, 2012
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Below market interest rate:
Retail consumer:
One-to-four family	-	$-	4	$2,374
Total	-	$-	4	$2,374

Other TDRs:
Retail consumer:
One-to-four family	4	$530	16	$1,185
Home equity lines of credit	-	-	7	77
Construction and land/lots	-	-	5	176
Total	4	$530	28	$1,438

Total	4	$530	32	$3,812

	Six Months Ended		Six Months Ended
	December 31, 2013		December 31, 2012
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Below market interest rate:
Retail consumer:
One-to-four family	-	$-	4	$2,374
Total	-	$-	4	$2,374

Other TDRs:
Retail consumer:
One-to-four family	4	$530	17	$1,187
Home equity lines of credit	-	-	7	77
Construction and land/lots	-	-	5	176
Total	4	$530	29	$1,440

Total	4	$530	33	$3,814

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

Compensation expense related to the ESOP for the three and six months ended December 31, 2013 was $214 and $431, respectively, and for the same periods the prior year was $175 and $340, respectively.  Shares held by the ESOP include the following:

December 31,
2013
Unallocated ESOP shares	978,650
Allocated ESOP shares	52,900
ESOP shares committed to be released	26,450
Total ESOP shares	1,058,000
Fair value of unallocated ESOP shares	$15,649

6.	Net income per Share

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Numerator:
Net income available to common stockholders	$2,876	$2,268	$6,203	$3,420
Denominator:
Weighted-average common shares outstanding - basic	18,572,448	20,121,837	18,930,301	20,115,225
Effect of dilutive shares	108,015	-	98,808	-
Weighted-average common shares outstanding - diluted	18,680,463	20,121,837	19,029,109	20,115,225
Net income per share - basic	$0.15	$0.11	$0.32	$0.17
Net income per share - diluted	$0.15	$0.11	$0.32	$0.17

There were 1,555,500 outstanding stock options that were anti-dilutive for the three and six months ended December 31, 2013.

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

Shares of common stock issued under the 2013 Omnibus Incentive Plan may be authorized but unissued shares or repurchased shares.  During fiscal 2013, the Company had repurchased all 846,400 shares on the open market for issuance under the 2013 Omnibus Incentive Plan, for $13.3 million, at an average cost of $15.71 per share.

Share based compensation expense related to stock options for the three and six months ended December 31, 2013 was $324 and $649, respectively, before the tax related benefit of $120 and $240, respectively.  Restricted stock expense recognized for the three and six months ended December 31, 2013 was $344 and $687, respectively, before the tax related benefit of $127 and $254, respectively. For the three and six months ended December 31, 2012, there was no share based compensation expense, as there was no share based compensation issued at that time.

The table below presents stock option activity for the six months ended December 31, 2013:

		Weighted-	Remaining
		average	contractual	Aggregate
		exercise	life	Intrinsic
	Options	price	(years)	Value
Options outstanding at June 30, 2013	1,557,000	$14.37	9.6	$4,033
Granted	-	-	-
Exercised	-	-	-
Forfeited	1,500	14.37	-
Expired	-	-	-
Options outstanding at December 31, 2013	1,555,500	$14.37	9.0	$2,522

At December 31, 2013, the Company had $5.8 million of unrecognized compensation expense related to 1,555,500 stock options scheduled to vest over five- and seven-year vesting periods.  The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 4.3 years at December 31, 2013.  No awards were vested or exercisable as of December 31, 2013.

The table below presents restricted stock award activity for the six months ended December 31, 2013:
		Weighted-	Aggregate
	Restricted	average grant	Intrinsic
	stock awards	date fair value	Value
Non-vested at June 30, 2013	511,300	$14.37	$8,672
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested at December 31, 2013	511,300	$14.37	$8,176

At December 31, 2013, unrecognized compensation expense was $6.1 million related to 511,300 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 4.3 years at December 31, 2013.

8.	Commitments and Contingencies

Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  In the normal course of business, there are various outstanding

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

commitments to extend credit that are not reflected in the consolidated financial statements.  At December 31, 2013 and June 30, 2013, respectively, loan commitments (excluding $29,671 and $27,013 of undisbursed portions of construction loans) totaled $22,296 and $27,147 of which $4,477 and $3,083 were variable rate commitments and $17,819 and $24,064 were fixed rate commitments.  The fixed rate loans had interest rates ranging from 2.10% to 9.25% at December 31, 2013 and 2.50% to 9.25% at June 30, 2013, and terms ranging from 3 to 30 years.  Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $157,484 and $151,611 at December 31, 2013 and June 30, 2013, respectively.  These amounts represent the Company’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers.  The Company has freestanding derivative instruments consisting of commitments to originate fixed rate conforming loans and commitments to sell fixed rate conforming loans.  The fair value of these commitments was not material at December 31, 2013 or June 30, 2013.

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

Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System.  The daily average calculated cash reserve required as of December 31, 2013 and June 30, 2013 was $1,040, and $1,284, respectively, which was satisfied by vault cash and balances held at the Federal Reserve.

Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so.  The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary.  Total commitments under standby letters of credit as of December 31, 2013 and June 30, 2013 were $467 and $66.  There was no liability recorded for these letters of credit at December 31, 2013 or June 30, 2013.

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

At December 31, 2013 and June 30, 2013, most of the total impaired loans were evaluated based on the fair value of the collateral.  For these collateral dependent impaired loans, the Company obtains updated appraisals at least annually.  These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary.  As part of the quarterly review of impaired loans, the Company reviews these appraisals to determine if any additional discounts to the fair value are necessary.  If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals.  Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification in the fair value hierarchy.  The Company records all impaired loans with an allowance as nonrecurring Level 3.

Loans Held for Sale
Loans held for sale are adjusted to lower of cost or fair value.  Fair value is based upon investor pricing. The Company considers all loans held for sale carried at fair value as nonrecurring Level 3.

Real Estate Owned
REO is considered held for sale and is adjusted to fair value less estimated selling costs upon transfer of the loan to foreclosed assets.  Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral.  The Company considers all REO carried at fair value as nonrecurring Level 3.

The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	December 31, 2013
Description	Total	Level 1	Level 2	Level 3
U.S government agencies	$15,044	$-	$15,044	$-
Mortgage-backed securities of U.S. government agencies and government sponsored enterprises	54,678	-	54,678	-
Taxable municipal securities	8,904	-	8,904	-
Corporate bonds	4,035	-	4,035	-
Total	$82,661	$-	$82,661	$-

	June 30, 2013
Description	Total	Level 1	Level 2	Level 3
U.S government agencies	$6,002	$-	$6,002	$-
Mortgage-backed securities of U.S. government agencies and government sponsored enterprises	18,748	-	18,748	-
Total	$24,750	$-	$24,750	$-

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents financial assets measured at fair value on a non-recurring basis during the periods indicated:

	Six Months Ended December 31, 2013
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$799	$-	$-	$799
Loans held for sale	4,095	-	-	4,095
REO	2,378	-	-	2,378
Total	$7,272	$-	$-	$7,272

	Year Ended June 30, 2013
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$12,106	$-	$-	$12,106
REO	2,403	-	-	2,403
Total	$14,509	$-	$-	$14,509

Quantitative information about Level 3 fair value measurements during the period ended December 31, 2013 is shown in the table below:

	Fair Value at
	December 31,	Valuation	Unobservable		Weighted
	2013	Techniques	Input	Range	Average
Nonrecurring measurements:
Impaired loans, net	$799	Discounted appraisals	Collateral discounts	3% - 10%	5%
Loans held for sale	$4,095	Investor pricing	Private bid	-	-
REO	$2,378	Discounted appraisals	Collateral discounts	6% - 23%	14%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The stated carrying value and estimated fair value amounts of financial instruments as of December 31, 2013 and June 30, 2013, are summarized below:

	December 31, 2013
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$84,072	$84,072	$84,072	$-	$-
Certificates of deposit in other banks	152,027	152,027	-	152,027	-
Securities available for sale	82,661	82,661	-	82,661	-
Loans, net	1,142,933	1,065,266	-	-	1,065,266
Loans held for sale	8,907	8,984	-	-	8,984
Federal Home Loan Bank stock	2,089	2,089	2,089	-	-
Accrued interest receivable	5,901	5,901	-	465	5,436
Non-interest-bearing and NOW deposits	280,306	280,306	-	280,306	-
Money market accounts	308,471	308,471	-	308,471	-
Savings accounts	84,804	84,804	-	84,804	-
Certificates of deposit	537,866	541,381	-	541,381	-
Other borrowings	2,217	2,233	-	2,233	-
Accrued interest payable	163	163	-	163	-

	June 30, 2013
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$125,713	$125,713	$125,713	$-	$-
Certificates of deposit in other banks	136,617	136,617	-	136,617	-
Securities available for sale	24,750	24,750	-	24,750	-
Loans, net	1,132,110	1,064,954	-	-	1,064,954
Loans held for sale	10,770	10,942	-	-	10,942
Federal Home Loan Bank stock	1,854	1,854	1,854	-	-
Accrued interest receivable	5,549	5,549	-	157	5,392
Non-interest-bearing and NOW deposits	256,487	256,487	-	256,487	-
Money market accounts	275,718	275,718	-	275,718	-
Savings accounts	82,158	82,158	-	82,158	-
Certificates of deposit	540,387	545,716	-	545,716	-
Accrued interest payable	84	84	-	84	-

The Company had off-balance sheet financial commitments, which include approximately $209,451 and $205,771 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at December 31, 2013 and June 30, 2013 (see Note 8).  Since these commitments are based on current rates, the carrying amount approximates the fair value.

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

Loans held for sale - The fair value of loans held for sale is determined by outstanding commitments from investors on a “best efforts” basis or current investor yield requirements, calculated on the aggregate loan basis. The fair value of other loans held for sale is determined by investor pricing from a third market.

Federal Home Loan Bank Stock – No ready market exists for this stock and it has no quoted market value.  However, redemption of this stock has historically been at par value.  Accordingly, cost is deemed to be a reasonable estimate of fair value.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of December 31, 2013 and June 30, 2013.  The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.

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

10.	Subsequent Events

On January 23, 2014, the Company and Jefferson Bancshares, Inc., Morristown, Tennessee (“Jefferson”) entered into an Agreement and Plan of Merger, pursuant to which Jefferson will be merged with and into the Company, with the Company as the surviving entity. The merger agreement has been unanimously approved by the boards of directors of both companies. The transaction is anticipated to close in the second calendar quarter of 2014, subject to customary closing conditions, including regulatory approvals and Jefferson shareholder approval. Under the terms of the agreement, Jefferson shareholders will receive a total of $8.00 per share in merger consideration consisting of $4.00 in cash plus $4.00 in the Company’s common stock. This represents approximately $51.2 million of aggregate transaction consideration.  The number of HomeTrust shares to be issued will be determined based on the Company’s average closing stock price during the 10 trading days ending on the fifth trading day prior to the closing date, with the exchange ratio fixed at 0.2667 if the average closing price is equal to or less than $15.00 per share and at 0.2222 if the average closing price is equal to or greater than $18.00 per share. Jefferson reported total assets of $497.8 million, total deposits of $388.0 million, and stockholders’ equity of $53.5 million at December 31, 2013.

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

We are significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing time deposits, other investments, account maturities, and the overall level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is non-interest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, mortgage banking income and gains and losses from sales of securities.

Our non-interest expenses consist primarily of salaries and employee benefits, expenses for occupancy, marketing and computer services and FDIC deposit insurance premiums. Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and costs of utilities.

Beginning in fiscal year 2009 and continuing throughout much of fiscal year 2012, housing markets deteriorated in many of our market areas and we experienced significantly higher levels of delinquencies and non-performing assets, primarily in our construction and land development loan portfolios. During this period, home and lot sales activity was exceptionally slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which was reflected in our increased non-performing asset totals. Further, property values generally declined, reducing the value of the collateral securing loans. In addition, other non-housing-related segments of the loan portfolio developed signs of stress and increasing levels of non-accruing loans as the effects of the recent recession became more evident and the pace of the recovery remained slow. As a result, during these periods our provision for loan losses was significantly higher than historical levels and our normal expectations. This higher than normal level of delinquencies and non-accruals also had a material adverse effect on operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs and valuation adjustments for REO. Beginning in fiscal 2013, home and lot sales activity and real estate values have modestly improved along with general economic conditions resulting in materially lower loan charge-offs and write-downs of REO. As a result of a continuing trend of lower non-performing and classified loans, fewer loan charge-offs and lower average loan balances compared to the same period during the prior fiscal year, the Company recorded a recovery for loan losses of $(3.0) million for the six months ended December 31, 2013 compared to a $1.8 million provision for loan losses for the six months ended December 31, 2012. Despite persistently weak economic conditions and exceptionally low interest rates which have created an unusually challenging banking environment for an extended period, for the three and six months ended December 31, 2013 we had net income of $2.9 million, or $0.15 per diluted share, and $6.2 million, or $0.32 per diluted share, respectively, as compared to net income of $2.3 million, or $0.11 per diluted share, and $3.4 million, or $0.17 per diluted share, for the three and six months ended December 31, 2012.

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

On January 23, 2014, the Company and Jefferson Bancshares, Inc. (“Jefferson”) entered into an Agreement and Plan of Merger, pursuant to which Jefferson will be merged with and into the Company, with the Company as the surviving entity. The transaction is anticipated to close in the second calendar quarter of 2014, subject to customary closing conditions, including regulatory approvals and Jefferson shareholder approval. Under the terms of the agreement, Jefferson shareholders will receive a total of $8.00 per share in merger consideration consisting of $4.00 in cash plus $4.00 in the Company’s common stock. This represents approximately $51.2 million of aggregate transaction consideration. Jefferson operates a total of 12 banking facilities in Hamblen County, Knoxville, and the greater Johnson City and Kingsport, Tennessee areas (the “Tri-Cities region”).

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

Business Combinations.  We use the acquisition method of accounting for all business combinations. The acquisition method of accounting requires us, as acquirer, to recognize the fair value of assets acquired and liabilities assumed at the acquisition date as well as recognize goodwill or a gain from a bargain purchase, if appropriate. Any acquisition-related costs and restructuring costs are recognized as period expenses as incurred.

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

Comparison of Financial Condition at December 31, 2013 and June 30, 2013

Assets.  Total assets increased $46.0 million, or 2.9%, to $1.63 billion at December 31, 2013 from $1.58 billion at June 30, 2013. This increase was largely due to the July 31, 2013 BankGreenville acquisition. The Company added $2.8 million of goodwill as a result of the BankGreenville acquisition. Assets acquired totaled $101.1 million and liabilities assumed were $94.4 million, net of all fair value adjustments. Nonperforming assets decreased to $66.6 million, or 4.09% of total assets, at December 31, 2013, compared to $80.3 million, or 5.07% of total assets, at June 30, 2013 and $85.1 million, or 5.36% at December 31, 2012. The decrease in nonperforming assets during the first six months of fiscal 2014 was primarily driven by a reduction in nonaccruing loans and REO. Nonperforming assets included $56.7 million in nonaccruing loans and $9.9 million in REO at December 31, 2013, compared to nonaccruing loans and REO of $68.6 million and $11.7 million at June 30, 2013 and $72.4 million and $12.7 million at December 31, 2012, respectively. At December 31, 2013, $31.4 million, or 55.4%, of nonaccruing loans were current on their loan payments.

Cash and cash equivalents.  Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of Richmond, decreased $41.6 million, or 33.1%, to $84.1 million at December 31, 2013 from $125.7 million at June 30, 2013. The decrease was primarily attributable to the purchase of $49.3 million in investment securities during the period. Securities available for sale increased $57.9 million, or 234.0%, to $82.7 million at December 31, 2013 from $24.8 million at June 30, 2013 as a result of the purchase of investment securities coupled with $34.3 million in investment securities acquired from BankGreenville. As a part of the Company’s liquidity strategy, the Company also invests a portion of its excess cash in certificates of deposit in other banks which have a higher yield than cash held in interest-earning accounts in order to maximize earnings. All of the certificates of deposit in other banks are fully insured under the FDIC. At December 31, 2013, certificates of deposits in other banks totaled $152.0 million compared to $136.6 million at June 30, 2013.  In addition the Company repurchased $17.1 million of stock for cash during the six month period.

Loans.  Net loans receivable increased $10.8 million, or 1.0%, to $1.14 billion at December 31, 2013 from $1.13 billion at June 30, 2013, as the $47.8 million in loans acquired from BankGreenville were partially offset by normal loan repayments, charge-offs and transfers to REO. Since June 30, 2013, commercial real estate loans increased $10.9 million, commercial construction and development loans increased $8.1 million and commercial and industrial loans increased $6.4 million. Excluding loans acquired from BankGreenville, net loans would have otherwise decreased $37.0 million as demand for new loans from creditworthy borrowers remains relatively weak and utilization of existing credit lines was low despite the modest recovery in the general economy. In addition, the recent rise in mortgage interest rates has significantly reduced refinancing activity. Total loan originations decreased $79.5 million, or 34.7%, to $149.5 million during the six months ended December 31, 2013 compared to $229.0 million during the six months ended December 31, 2012.

Allowance for loan losses.  The allowance for loan losses was $27.1 million, or 2.32% of total loans, at December 31, 2013 compared to $32.1 million, or 2.75% of total loans, at June 30, 2013. The Company recorded net loan charge-offs of $1.4 million and $1.9 million for the three and six months ended December 31, 2013, respectively, as compared to $1.9 million and $2.7 million, respectively, for the same periods last year. Net loan charge-offs as a percentage of average loans also decreased significantly to 0.46% and 0.33% for the three and six months ended December 31, 2013, respectively, from 0.64% and 0.43%, respectively, for the three and six months ended December 31, 2012. Nonaccruing loans decreased 17.3% to $56.7 million at December 31, 2013 from $68.6 million at June 30, 2013 despite the acquisition of $1.2 million of nonaccruing loans from BankGreenville. Nonaccruing loans to total loans decreased to 4.84% at December 31, 2013 from 5.88% at June 30, 2013. At December 31, 2013, $31.4 million or 55.4% of total nonaccruing loans were current on their loan payments.  In addition, the allowance as a percentage of non-performing loans increased to 47.87% at December 31, 2013, compared to 47.31% at December 31, 2012.

The ratio of classified assets to total assets decreased to 6.33% at December 31, 2013 from 7.43% at June 30, 2013 and 8.04% at December 31, 2012. Classified assets decreased to $103.1 million at December 31, 2013 compared to $117.6 million and $127.6 million at June 30, 2013 and December 31, 2012, respectively, primarily as a result of our efforts to return nonperforming loans to performing status, loans being paid off, and sales of REO.

Investments.  Securities available for sale increased $57.9 million, or 234.0%, to $82.7 million at December 31, 2013 from $24.8 million at June 30, 2013 as a result of the purchase of $49.3 million in investment securities coupled with the acquisition of $34.3 million in investment securities from BankGreenville. A total of $5.4 million of principal payments were received on mortgage-backed securities. The securities purchased and acquired during the period were primarily short- to intermediate-term U.S. government agency notes and mortgage-backed securities and, to a lesser extent, intermediate-term taxable municipal securities. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We do not believe that there are any other-than-temporary impairments at December 31, 2013; therefore, no impairment losses have been recorded during the first six months of fiscal 2014. FHLB stock increased $235,000 due to the BankGreenville acquisition.

Real estate owned REO decreased $1.8 million, to $9.9 million at December 31, 2013 primarily due to the sale of $7.2 million in REO during the period partially offset by $2.1 million in REO added from the BankGreenville acquisition. The total balance of REO included $5.1 million in land, construction and development projects (both residential and commercial), $1.7 million in commercial real estate and $3.1 million in single-family homes at December 31, 2013.  During the six months ended December 31, 2013, we transferred $3.5 million of loans into REO, disposed of $7.2 million of properties and recognized a net loss of $205,000 on sales and impairment adjustments.

Deposits.  Deposits increased $56.7 million, or 4.9%, from $1.15 billion at June 30, 2013 to $1.21 billion at December 31, 2013. This increase was due to $89.1 million of deposits acquired from BankGreenville. The Company also recorded $530,000 of core deposit intangibles in connection with the BankGreenville acquisition. Excluding the BankGreenville acquisition, certificates of deposit decreased $23.5 million during the six month period primarily as a result of the managed decline of higher rate certificates of deposit as we competed less aggressively on time deposit interest rates, consistent with the Company’s strategy to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.

Borrowings.  Other borrowings increased to $2.2 million at December 31, 2013 from none at June 30, 2013, as a result of obligations assumed in the BankGreenville acquisition.

Equity.  Stockholders’ equity at December 31, 2013 decreased to $358.1 million from $367.5 million at June 30, 2013. The decrease in stockholders’ equity was primarily a result of the repurchase of 1,041,245 shares at a price of $17.1 million during  the six months ended December 31, 2013, partially offset by a $6.2 million increase in retained earnings as a result of the net income during the period. As of December 31, 2013, all of the 1,041,245 shares authorized in the August 2013 stock repurchase plan had been purchased at an average cost of $16.38 per share.

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

	For the Three Months Ended December 31,
	2013			2012
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid(2)	Rate(2)	Outstanding	Paid(2)	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$1,191,755	$15,127	5.08%	$1,215,968	$15,830	5.21%
Deposits in other financial
institutions	189,394	426	0.90%	209,136	371	0.71%
Investment securities	78,053	295	1.51%	29,639	80	1.08%
Other	46,404	173	1.49%	22,757	50	0.88%
Total interest-earning assets	1,505,606	16,021	4.26%	1,477,500	16,331	4.42%

Interest-bearing liabilities:
Interest-bearing checking accounts	212,244	54	0.10%	180,008	52	0.12%
Money market accounts	307,984	200	0.26%	263,009	244	0.37%
Savings accounts	84,069	36	0.17%	77,869	48	0.25%
Certificate accounts	549,362	1,092	0.79%	571,056	1,473	1.03%
Borrowings	2,225	1	0.18%	13,062	87	2.66%
Total interest-bearing liabilities…….	1,155,884	1,383	0.48%	1,105,004	1,904	0.69%

Net earning assets	$349,722			$372,496

Average interest-earning assets to
average interest-bearing liabilities	130.26%			133.71%

Tax-equivalent:
Net interest income		$14,638			$14,427
Interest rate spread			3.78%			3.73%
Net interest margin(3)			3.89%			3.91%

Non-tax-equivalent:
Net interest income		$13,883			$13,577
Interest rate spread			3.58%			3.50%
Net interest margin(3)			3.69%			3.68%

___________________
(1) The average loans receivable, net balances include loans held for sale and non-accruing loans.
(2)  Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $755,000 and $850,000 for the three months ended December 31, 2013 and 2012, respectively, calculated based on a federal tax rate of 34%.
(3)  Net interest income divided by average interest-earning assets.

	For the Six Months Ended December 31,
	2013			2012
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid(2)	Rate(2)	Outstanding	Paid(2)	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$1,194,874	$29,997	5.02%	$1,226,693	$31,881	5.20%
Deposits in other financial
institutions	211,337	869	0.82%	219,277	751	0.68%
Investment securities	65,149	506	1.55%	30,438	177	1.16%
Other	34,422	280	1.63%	19,202	85	0.89%
Total interest-earning assets	1,505,782	31,652	4.20%	1,495,610	32,894	4.40%

Interest-bearing liabilities:
Interest-bearing checking accounts	212,259	163	0.15%	175,472	109	0.12%
Money market accounts	300,236	406	0.27%	260,495	489	0.38%
Savings accounts	83,378	73	0.17%	99,803	118	0.24%
Certificate accounts	554,243	2,283	0.82%	584,992	3,121	1.07%
Borrowings	2,296	4	0.35%	17,372	276	3.18%
Total interest-bearing liabilities…….	1,152,412	2,929	0.50%	1,138,134	4,113	0.72%

Net earning assets	$353,370			$357,476

Average interest-earning assets to
average interest-bearing liabilities	130.66%			131.41%

Tax-equivalent:
Net interest income		$28,723			$28,781
Interest rate spread			3.70%			3.68%
Net interest margin(3)			3.82%			3.85%

Non-tax-equivalent:
Net interest income		$27,179			$27,096
Interest rate spread			3.49%			3.45%
Net interest margin(3)			3.61%			3.62%

___________________
(1) The average loans receivable, net balances include loans held for sale and non-accruing loans.
(2)  Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $1.5 million and $1.7 million for the six months ended December 31, 2013 and 2012, respectively, calculated based on a federal tax rate of 34%.
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

	Three Months Ended December 31, 2013
	Compared to
	Three Months Ended December 31, 2012
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
Interest-earning assets:
Loans receivable	$(315)	$(388)	$(703)
Deposits in other financial institutions	(35)	90	55
Investment securities	132	83	215
Other	52	71	123

Total interest-earning assets	$(166)	$(144)	$(310)

Interest-bearing liabilities:
Interest-bearing checking accounts	$9	$(7)	$2
Money market accounts	42	(86)	(44)
Savings accounts	4	(16)	(12)
Certificate accounts	(56)	(325)	(381)
Borrowings	(72)	(14)	(86)

Total interest-bearing liabilities	$(73)	$(448)	$(521)

Net increase (decrease) in tax equivalent interest income	$(93)	$304	$211

	Six Months Ended December 31, 2013
	Compared to
	Six Months Ended December 31, 2012
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
Interest-earning assets:
Loans receivable	$(827)	$(1,057)	$(1,884)
Deposits in other financial institutions	(27)	145	118
Investment securities	202	127	329
Other	67	128	195

Total interest-earning assets	$(585)	$(657)	$(1,242)

Interest-bearing liabilities:
Interest-bearing checking accounts	$23	$31	$54
Money market accounts	75	(158)	(83)
Savings accounts	(19)	(26)	(45)
Certificate accounts	(164)	(674)	(838)
Borrowings	(240)	(32)	(272)

Total interest-bearing liabilities	$(325)	$(859)	$(1,184)

Net increase (decrease) in tax equivalent interest income	$(260)	$202	$(58)

Comparison of Results of Operation for the Three Months Ended December 31, 2013 and 2012

General.  During the three months ended December 31, 2013, we had net income of $2.9 million as compared to net income of $2.3 million for the three months ended December 31, 2012. The increase in net income for the second quarter of fiscal 2014 was primarily a result of a $700,000 recovery from the allowance for loan losses and a $305,000 increase in net interest income. The increase in net income was partially offset by a $607,000 decrease in other non-interest income primarily driven by a decrease in mortgage banking income and fees as a result of fewer loan originations during the quarter. On a basic and diluted per share basis, the Company earned $0.15 per share for the three months ended December 31, 2013; while it earned $0.11 per share for the three months ended December 31, 2012, respectively.

Net Interest Income.  Net interest income before provision for loan losses was $13.9 million for the three months ended December 31, 2013 compared to $13.6 million for the three months ended December 31, 2012. The $305,000, or 2.2%, increase was primarily due to a $521,000 reduction in interest expense outpacing a decrease in interest income of $216,000. The net interest margin (on a fully taxable-equivalent basis) for the three months ended December 31, 2013 decreased two basis points over the same period last year to 3.89%. Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans’ contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. As of December 31, 2013, our loans with interest rate floors totaled approximately $397.9 million and had a weighted average floor rate of 4.46% of which $223.5 million or 56.2% had yields that would begin floating again once prime rates increase at least 200 basis points.

Interest Income.  Interest income for the three months ended December 31, 2013 was $15.3 million, compared to $15.5 million for the three months ended December 31, 2012, a decrease of $216,000, or 1.4%. The decrease in interest income occurred primarily as a result of the $24.2 million decrease in average loans receivable coupled with a 13 basis point decrease in the average tax-equivalent loan yields. Interest income on loans receivable decreased by $609,000, or 4.1%, to $14.4 million for the three months ended December 31, 2013 from $15.0 million for the three months ended December 31, 2012. The decrease in average tax-equivalent loan yields reflects the continuing very low level of market interest rates, the maturity or repayment of higher yielding loans, and downward repricing of adjustable rate loans to current market rates. The average tax-equivalent yield on loans was 5.08% for the three months ended December 31, 2013, compared to 5.21% for the same three month period one year earlier.

The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $52.3 million, or 20.0%, to $313.9 million for the three months ended December 31, 2013, while the interest and dividend income from those investments increased by $393,000 compared to the prior fiscal year. The increase in average balance was primarily due to the purchase of $49.3 million in investment securities coupled with the acquisition of $34.3 million in investment securities from BankGreenville. In addition, the average yield on investment securities increased 43 basis points to 1.51% during the quarter ended December 31, 2013 from 1.08% during the quarter ended December 31, 2012, primarily as a result of the higher rate earned on the longer-term investment securities acquired from BankGreenville.

Interest Expense.  Interest expense for the three months ended December 31, 2013 was $1.4 million, compared to $1.9 million for the three months ended December 31, 2012, a decrease of $521,000, or 27.4%. The decrease in interest expense occurred as a result of a 21 basis point decrease in the average cost of interest-bearing liabilities to 0.48% for the three months ended December 31, 2013, from 0.69% for the same period one year earlier, despite a $50.9 million increase in average interest-bearing liabilities over the same time period. These decreases reflect lower deposit rates, specifically, the managed decline in certificates of deposit as our pricing decreases were designed to allow higher rate certificates of deposit to run off, and the repayment of all FHLB advances during the same period in fiscal 2013.

Deposit interest expense decreased $435,000, or 23.9%, to $1.4 million for the three months ended December 31, 2013 compared to $1.8 million for the same three month period in the prior fiscal year primarily as a result of a $21.7 million decrease in the average balance of certificates of deposit and a 24 basis point decrease in the cost of deposits. Average borrowings decreased to $2.2 million for the three months ended December 31, 2013, from $13.1 million for the three months ended December 31, 2012, while the average rate paid on borrowings decreased to 0.18% in the current three month period. This decrease in the average rate paid on borrowings was primarily a result of the repayment of all $7.2 million in repurchase agreements and the repayment of $2.5 million in FHLB advances since December 31, 2012. While we do not anticipate further significant reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further downward repricing opportunities and aggressive competitive pricing has been reduced in response to modest loan demand in the current economic environment.

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

During the three months ended December 31, 2013, the recovery for loan losses was ($700,000), compared to a $300,000 provision for loan losses for the three months ended December 31, 2012. The decrease in the provision was due to the combination of lower non-performing and classified loans, fewer loan charge-offs and lower average loan balances compared to the same period last year. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

The allowance for loan losses at December 31, 2013 primarily reflected the lingering weakness in the economy in our market areas and continued elevated level of delinquent, nonaccruing and classified loans, as well as declines in real estate values as compared to historical levels. It also reflected our continued concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots. These concerns have remained elevated over recent periods as price declines for housing and related lot and land markets have occurred in most of our market areas and are only recently beginning to stabilize or improve. Aside from housing-related construction and development loans, nonaccruing loans generally reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity has also become a significant contributing factor to more recent late-cycle defaults in other non-housing-related segments of the portfolio which also factored into our provision calculation.

Nonaccruing loans decreased to $56.7 million at December 31, 2013 from $72.4 million at December 31, 2012. Delinquent loans (loans delinquent 30 days or more) decreased to $31.5 million at December 31, 2013, from $44.9 million at December 31, 2012.

Net charge-offs decreased to $1.4 million for the three months ended December 31, 2013 from $1.9 million for the same period last year. Net loan charge-offs for the three months ended December 2013 included a $2.0 million write-down on a group of impaired loans currently held for sale with an original principal balance of $7.9 million. Excluding the write-down, the Company would have posted a recovery of $611,000 for the three months ended December 31, 2013. Net charge-offs as a percentage of average loans decreased to 0.46% for the quarter ended December 31, 2013 from 0.64% for the same period last fiscal year. A comparison of the allowance at December 31, 2013 and 2012 reflects a decrease of $7.1 million to $27.1 million at December 31, 2013, from $34.2 million at December 31, 2012. The allowance as a percentage of total loans decreased to 2.32% at December 31, 2013, compared to 2.89% at December 31, 2012. The allowance as a percentage of non-performing loans increased to 47.87% at December 31, 2013, compared to 47.31% at December 31, 2012. At December 31, 2013, $31.4 million or 55.4% of total nonaccruing loans were current on their loan payments, of which $14.5 million were TDRs.

As of December 31, 2013, we had identified $81.4 million of impaired loans. Our impaired loans are comprised of loans on nonaccrual status and all TDRs, whether performing or on nonaccrual status under their restructured terms.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools.  For more information on these impaired loans, see Note 4 of the Notes to Consolidated Financial Statements under Item 1 of this report.

We believe that the allowance for loan losses as of December 31, 2013 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Non-interest Income.  Non-interest income was $2.2 million for the second quarter of fiscal 2014 compared to $2.9 million for the second quarter of fiscal 2013. The $607,000, or 21.3%, decrease was driven by a $721,000 decrease in mortgage banking income and fees, primarily due to reduced refinancing activity as a result of the recent rise in mortgage interest rates, partially offset by a $110,000 increase in other income resulting from higher investment services income. Mortgage banking income and fees declined as refinance activity was significantly curtailed as a result of the recent rise in long term interest rates.

Non-interest Expense.  Non-interest expense for the quarter ended December 31, 2013 decreased $35,000, or 0.3%, to $13.3 million compared to $13.4 million for the quarter ended December 31, 2012. This decrease was primarily related to a $1.5 million FHLB advance prepayment penalty recorded for the quarter ended December 31, 2012 while no FHLB prepayments were made during the current quarter. The expense reductions were partially offset by a $1.2 million, or 18.8%, increase in salaries and employee benefits primarily as a result of awards made under the Company’s 2013 Omnibus Incentive Plan approved by stockholders in January 2013 and the July 31, 2013, acquisition of BankGreenville, as compared to the same period in the prior fiscal year.

Income Taxes.  For the three months ended December 31, 2013, we recorded income tax expense of $606,000, which was an effective tax rate of 17.4%, compared to an expense of $481,000 for the three months ended December 31, 2012. This increase was due to higher income before income taxes. At December 31, 2013 and December 31, 2012, our deferred tax asset valuation allowance was $1.3 million and $2.5 million, respectively.

Comparison of Results of Operation for the Six Months Ended December 31, 2013 and 2012

General.  During the six months ended December 31, 2013, we had net income of $6.2 million as compared to net income of $3.4 million for the six months ended December 31, 2012. The increase in net income for the first six months of fiscal 2014 was primarily a result of a $3.0 million recovery from the allowance for loan losses and a $3.1 million decrease in FHLB advance prepayment penalties, partially offset by a $3.0 million increase in the income tax expense as compared to the same period last year. On a basic and diluted per share basis, the Company earned $0.32 per share in the first six months of fiscal 2014, compared to $0.17 per share in the first six months of fiscal 2013.

Net Interest Income.  Net interest income before provision for loan losses was $27.2 million for the six months ended December 31, 2013 compared to $27.1 million for the six months ended December 31, 2012. The $83,000, or 0.3%, increase was primarily due a $1.2 million decrease in interest expense outpacing a $1.1 million decrease in interest income. The net interest margin (on a fully taxable-equivalent basis) for the six months ended December 31, 2013 decreased three basis points over the same period last year to 3.82%. Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans’ contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors.

Interest Income.  Interest income for the six months ended December 31, 2013 was $30.1 million, compared to $31.2 million for the six months ended December 31, 2012, a decrease of $1.1 million, or 3.5%. The decrease in interest income occurred primarily as a result of the $31.8 million decrease in average loans receivable coupled with an 18 basis point decrease in the average tax-equivalent loan yields. Interest income on loans receivable decreased by $1.7 million, or 5.8%, to $28.5 million for the six months ended December 31, 2013 from $30.2 million for the six months ended December 31, 2012. The decrease in average tax-equivalent loan yields reflects the continuing very low level of market interest rates, the maturity or repayment of higher yielding loans, and downward repricing of adjustable rate loans to current market rates. The average tax-equivalent yield on loans was 5.02% for the six months ended December 31, 2013, compared to 5.20% for the same six month period one year earlier.

The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $42.0 million, or 15.6%, to $310.9 million for the six months ended December 31, 2013, while the interest and dividend income from those investments increased by $642,000 compared to the prior fiscal year.  The increase in average balance was primarily due to the purchase of $49.3 million in investment securities coupled with the acquisition of $34.3 million in investment securities from BankGreenville. In addition, the average yield on investment securities increased 39 basis points to 1.55% during the six months ended December 31, 2013 from 1.16% during the six months ended December 31, 2012, primarily as a result of the investment securities acquired from BankGreenville.

Interest Expense.  Interest expense for the six months ended December 31, 2013 was $2.9 million, compared to $4.1 million for the six months ended December 31, 2012, a decrease of $1.2 million, or 28.8%. The decrease in interest expense occurred as a result of a 22 basis point decrease in the average cost of interest-bearing liabilities to 0.50% for the six months ended December 31, 2013, from 0.72% for the same period one year earlier, despite a $14.3 million increase in average interest-bearing liabilities. This decrease is primarily attributable to the managed decline in rates on certificates of deposit.

Deposit interest expense decreased $912,000, or 23.8%, to $2.9 million for the six months ended December 31, 2013 compared to $3.8 million for the same six month period in the prior fiscal year primarily as a result of a $30.7 million decrease in the average balance of certificates of deposit and a 25 basis point decrease in the cost of these deposits. Average borrowings decreased to $2.3 million for the six months ended December 31, 2013, from $17.4 million for the six months ended December 31, 2012, while the average rate paid on borrowings decreased to 0.35% in the current six month period from 3.18% for the six months ended December 31, 2012. This decrease in the average rate paid on borrowings was primarily a result of the repayment of all $7.2 million in repurchase agreements and the repayment of $2.5 million in FHLB advances since December 31, 2012. While we do not anticipate further significant reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further downward repricing opportunities and aggressive competitive pricing has been reduced in response to modest loan demand in the current economic environment.

Provision for Loan Losses.  During the six months ended December 31, 2013, the recovery for loan losses was ($3.0) million, compared to a $1.8 million provision for loan losses for the six months ended December 31, 2012. The decrease in the provision was due to the combination of lower non-performing and classified loans, fewer loan charge-offs and lower average loan balances compared to the same period last year. Net loan charge-offs decreased to $1.9 million for the six months ended December 31, 2013 from $2.7 million for the six months ended December 31, 2012. Net charge-offs as a percentage of average loans decreased to 0.33% for the quarter ended December 31, 2013 from 0.43% for the same period last year. Average loans receivable decreased $31.8 million, or 2.6%, to $1.19 billion in the first six months of fiscal 2014 from $1.23 billion during the same period in fiscal 2013. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

Non-interest Income.  Non-interest income was $4.5 million for the six months ended December 31, 2013 compared to $5.2 million for the six months ended December 31, 2012. The $679,000, or 13.1%, decrease was driven by an $899,000, or 33.5%, decrease in mortgage banking income and fees, primarily due to reduced refinancing activity as a result of the recent rise in mortgage interest rates, and was partially offset by a $190,000, or 15.7%, increase in other non-interest income resulting from bank owned life insurance and investment services income. Originations of loans held for sale decreased $82.2 million, or 64.7%, to $45.0 million for the six months ended December 31, 2013 from $127.2 million for the six months ended December 31, 2012.

Non-interest Expense.  Non-interest expense for the six months ended December 31, 2013 decreased $1.6 million, or 5.8%, to $25.2 million from $26.8 million for the six months ended December 31, 2012. This decrease was primarily related to a $3.1 million, or 100%, decrease in FHLB advance prepayment penalties and an $843,000, or 45.1%, decrease in REO-related expenses. This decrease was partially offset by a $2.0 million, or 16.1%, increase in salaries and employee benefits as a result of awards made under the Company’s 2013 Omnibus Incentive Plan and the BankGreenville acquisition, as compared to the same period in the prior fiscal year. Non-interest expenses as a percentage of average assets decreased to 3.07% for the six months ended December 31, 2013, as compared to 3.31% for the same period one year earlier.

Income Taxes.  For the six months ended December 31, 2013, the Company’s income tax expense was $3.3 million, an increase of $3.0 million, compared to an expense of $298,000 for the six months ended December 31, 2012. This increase was due to higher income before income taxes, as well as a nonrecurring $962,000 charge to tax expense for the decrease in the value of our deferred tax assets as a result of reductions in North Carolina’s state corporate tax rates over the next two years. Beginning January 1, 2014, North Carolina’s corporate tax rate was reduced to 6.0% from 6.9% and will be further reduced to 5.0% in 2015 with possible further reductions to 3.0% in 2017 in the event certain state revenue triggers are achieved. The Company’s effective income tax rate for the six months ended December 31, 2013 was 34.5%.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business.  We rely on a number of different sources in order to meet our potential liquidity demands.  The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2013, HomeTrust Bank had an additional borrowing capacity of $272.8 million with the FHLB of Atlanta, a $140.0 million line of credit with the Federal Reserve Bank of Richmond and a $5.0 million line of credit with another unaffiliated bank. At December 31, 2013, we had $2.2 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At December 31, 2013 brokered deposits totaled $10.0 million, or 0.8% of total deposits.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the HomeTrust Bank and must provide for its own liquidity and pay its own operating expenses. The Company’s primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from HomeTrust Bank, although there are regulatory restrictions on the ability of the HomeTrust Bank to pay dividends. At December 31, 2013, the Company (on an unconsolidated basis) had liquid assets of $33.8 million.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2013, the total approved loan commitments and unused lines of credit outstanding amounted to $52.0 million and $157.5 million, respectively, as compared to $54.2 million and $151.6 million, respectively, as of June 30, 2013. Certificates of deposit scheduled to mature in one year or less at December 31, 2013, totaled $374.5 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

During the first six months of fiscal 2014, cash and cash equivalents decreased $41.6 million, or 33.1%, from $125.7 million as of June 30, 2013 to $84.1 million as of December 31, 2013. The decrease was primarily attributable to the purchase of $49.3 million in investment securities during the period. Securities available for sale increased $57.9 million, or 234.0%, to $82.7 million at December 31, 2013 from $24.8 million at June 30, 2013 as a result of the purchase of $49.3 million in investment securities coupled with the acquisition of $34.3 million in investment securities from BankGreenville. Cash used for financing activities of $52.0 million was partially offset by cash provided by operating activities of $9.2 million and by investing activities of $1.1 million. Primary sources of cash for the six months ended December 31, 2013 included a net decrease in portfolio loans of $37.3 million, proceeds from the sale of REO of $7.2 million, and $5.4 million in principal repayments of mortgage-backed securities. Primary uses of cash during the period included the purchase of securities available for sale of $49.3 million, the $32.4 million decrease in deposits, the repurchase of $17.1 million in common stock, and the purchase of certificates of deposit in other banks, net of maturities, of $15.4 million.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the three or six months ended December 31, 2013, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at December 31, 2013, is as follows (in thousands):

Commitments to make loans	$52.0
Unused lines of credit	157.5
Total loan commitments	$209.5

Capital Resources

At December 31, 2013, equity totaled $358.1 million.  Management monitors the capital levels of the Company to provide for current and future business opportunities and to ensure HomeTrust Bank meets regulatory guidelines for “well-capitalized” institutions. HomeTrust Bank is subject to minimum capital requirements imposed by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on HomeTrust Bank’s financial statements. As of December 31, 2013, HomeTrust Bank was “well-capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” HomeTrust Bank must maintain the minimum capital ratios set forth in the table below.

HomeTrust Bank’s actual and required minimum capital amounts and ratios to be categorized “adequately” and “well capitalized” are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013:
Tier I Capital (to Total Adjusted Assets)	$241,255	15.59%	$61,882	4.00%	$77.353	5.00%
Tier I Capital (to Risk-weighted Assets)	$241,255	22.32%	$43,236	4.00%	$64,854	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$254,934	23.59%	$86,472	8.00%	$108,090	10.00%

As of June 30, 2013:
Tier I Capital (to Total Adjusted Assets)	$228,454	15.25%	$59,920	4.00%	$74,901	5.00%
Tier I Capital (to Risk-weighted Assets)	$228,454	21.89%	$-	-%	$62,620	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$241,736	23.16%	$83,493	8.00%	$104,367	10.00%

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

Item 4.                  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2013, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of December 31, 2013, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s 2013 Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and use of Proceeds

The table below sets forth information regarding HomeTrust Bancshares’ common stock repurchases during the three months ended December 31, 2013.

			Total Number	Maximum
			Of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	Of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
October 1, 2013 – October 31, 2013	417,787	$16.29	417,787	389,102
November 1, 2013 – November 30, 2013	205,974	16.26	205,974	183,128
December 1, 2013 – December 31, 2013	183,128	16.55	183,128	-
Total	806,889	$16.34	806,889	-

On August 27, 2013, HomeTrust Bancshares announced its intention to repurchase up to 1,041,245 shares of its outstanding common stock. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of December 31, 2013, a total of 1,041,245 shares, or 100%, of the shares authorized in the August 2013 stock repurchase plan had been purchased.

The Company did not sell any securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2013.

On January 31, 2014 the Company announced that its Board of Directors had authorized the repurchase of up to 989,183 shares of the Company’s common stock, representing 5% of the Company’s outstanding shares.  The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.  As of February 6, 2014, no shares had been purchased..

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

HomeTrust Bancshares, Inc.

Date: February 10, 2014	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: February 10, 2014	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Senior Vice President, CFO, and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Charter of HomeTrust Bancshares, Inc.	*
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.’s Junior Participating Preferred Stock, Series A	**
3.3	Bylaws of HomeTrust Bancshares, Inc.	***
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Registrar and Transfer Company, as Rights Agent	**
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	*
10.2	Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	*
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon, Howard L. Sellinger and Charles I. Abbitt, Jr.	*
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	****
10.5	Employment Agreement between HomeTrust Bank and Sidney A.Biesecker	*
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	*
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	*
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	*
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	*
10.7C	SERP Joinder Agreement for Tony J. VunCannon	*
10.7D	SERP Joinder Agreement for Howard L. Sellinger	*
10.7E	SERP Joinder Agreement for Stan Allen	*
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	*
10.7G	SERP Joinder Agreement for Peggy C. Melville	*
10.7H	SERP Joinder Agreement for William T. Flynt	*
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	*****
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	*
10.8A	Director Emeritus Plan Joinder Agreement for Franklin V. Beam	*
10.8B	Director Emeritus Plan Joinder Agreement for William T. Flynt	*
10.8C	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	*
10.8D	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	*
10.8E	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	*
10.8F	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	*
10.8G	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	*
10.8H	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	*
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	*
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	*
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	*
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	10.12
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	******
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	*******
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	*******
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	*******
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	*******
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	*******
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.0

101	The following materials from HomeTrust Bancshares’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements. ********	101
_________________
*	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.
**	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).
***	Filed as an exhibit to HomeTrust Bancshares’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-35593).
****	Filed as an exhibit to HomeTrust Bancshares’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).
*****	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.
******	Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on December 5, 2012 (File No. 001-35593).
*******	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.
********
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.