Form 10-Q
period 2014-03-31
HomeTrust Bancshares, Inc.
filed 2014-05-12
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 19,101,752 shares of common stock, par value of $.01 per share, issued and outstanding as of May 8, 2014.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
 (Dollar amounts in thousands except per share data)

	(Unaudited)
	March 31,	June 30,
	2014	2013
Assets
Cash	$13,721	$13,251
Interest-bearing deposits	69,694	112,462
Cash and cash equivalents	83,415	125,713
Certificates of deposit in other banks	159,699	136,617
Securities available for sale, at fair value	89,882	24,750
Loans held for sale	2,276	10,770
Total loans, net of deferred loan fees and discount	1,166,119	1,164,183
Allowance for loan losses	(25,269)	(32,073)
Net loans	1,140,850	1,132,110
Premises and equipment, net	24,240	22,400
Federal Home Loan Bank (FHLB) stock, at cost	1,537	1,854
Accrued interest receivable	5,552	5,549
Real estate owned (REO)	9,199	11,739
Deferred income taxes	45,689	47,428
Bank owned life insurance	63,541	62,242
Goodwill	2,802	-
Other assets	3,626	2,151
Total Assets	$1,632,308	$1,583,323

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,211,904	$1,154,750
Other borrowings	2,207	-
Capital lease obligations	2,003	2,016
Other liabilities	57,758	59,042
Total liabilities	1,273,872	1,215,808
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or
outstanding	-	-
Common stock, $0.01 par value, 60,000,000 shares authorized, 19,560,115 shares issued
and outstanding at March 31, 2014; 20,824,900 at June 30, 2013	196	208
Additional paid in capital	209,155	227,397
Retained earnings	158,799	149,990
Unearned Employee Stock Ownership Plan (ESOP) shares	(9,654)	(10,051)
Accumulated other comprehensive loss	(60)	(29)
Total stockholders’ equity	358,436	367,515
Total Liabilities and Stockholders’ Equity	$1,632,308	$1,583,323

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
 (Dollar amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Interest and Dividend Income
Loans	$13,557	$14,208	$42,010	$44,403
Securities available for sale	376	81	1,097	258
Certificates of deposit and other interest-bearing deposits	439	377	1,346	1,160
FHLB stock	20	17	47	70
Total interest and dividend income	14,392	14,683	44,500	45,891

Interest Expense
Deposits	1,247	1,643	4,172	5,480
Other borrowings	1	4	5	280
Total interest expense	1,248	1,647	4,177	5,760

Net Interest Income	13,144	13,036	40,323	40,131
Provision for (Recovery of) Loan Losses	(1,800)	500	(4,800)	2,300

Net Interest Income after Provision for Loan Losses	14,944	12,536	45,123	37,831

Non-interest Income
Service charges on deposit accounts	620	621	1,954	1,924
Mortgage banking income and fees	632	1,239	2,417	3,925
Other, net	773	767	2,171	1,975
Total other income	2,025	2,627	6,542	7,824

Non-interest Expense
Salaries and employee benefits	7,496	6,729	22,192	19,388
Net occupancy expense	1,284	1,264	3,746	3,613
Marketing and advertising	336	488	1,028	1,227
Telephone, postage, and supplies	403	493	1,269	1,369
Deposit insurance premiums	321	216	989	1,069
Computer services	828	754	2,652	2,220
FHLB advance prepayment penalty	-	-	-	3,069
Loss on sale and impairment of real estate owned	468	315	673	930
REO expense	333	445	1,154	1,699
Merger-related expenses	449	-	711	-
Other	1,478	1,354	4,204	4,248
Total other expense	13,396	12,058	38,618	38,832

Income Before Income Taxes	3,573	3,105	13,047	6,823
Income Tax Expense	967	490	4,238	788

Net Income	$2,606	$2,615	$8,809	$6,035

Per Share Data:
Net income per common share:
Basic	$0.14	$0.13	$0.46	$0.30
Diluted	$0.14	$0.13	$0.46	$0.30
Average shares outstanding:
Basic	18,302,672	20,019,609	18,724,242	20,083,915
Diluted	18,378,159	20,036,875	18,815,416	20,089,586

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
 (Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net Income	$2,606	$2,615	$8,809	$6,035
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	$444	$(67)	$(47)	$(18)
Deferred income tax benefit (expense)	(151)	23	16	6
Total other comprehensive income (loss)	$293	$(44)	$(31)	$(12)

Comprehensive Income	$2,899	$2,571	$8,778	$6,023

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid In	Retained	ESOP	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity

Balance at June 30, 2012	$-	$31,367	$140,937	$-	$181	$172,485
Net income	-	-	6,035	-	-	6,035
Issuance of common stock	212	211,388	-	-	-	211,600
Common stock issuance costs	-	(3,396)	-	-	-	(3,396)
Loan to ESOP for purchase of shares	-	-	-	(10,580)	-	(10,580)
Stock repurchased for equity incentive plan	(3)	(4,755)	-	-	-	(4,758)
Granted restricted stock	5	(5)	-	-	-	-
Stock option expense	-	216	-	-	-	216
Restricted stock expense	-	229	-	-	-	229
ESOP shares allocated	-	140	-	397	-	537
Other comprehensive loss	-	-	-	-	(12)	(12)

Balance at March 31, 2013	$214	$235,184	$146,972	$(10,183)	$169	$372,356

Balance at June 30, 2013	$208	$227,397	$149,990	$(10,051)	$(29)	$367,515
Net income	-	-	8,809	-	-	8,809
Stock repurchased	(12)	(20,483)	-	-	-	(20,495)
Stock option expense	-	971	-	-	-	971
Restricted stock expense	-	1,027	-	-	-	1,027
ESOP shares allocated	-	243	-	397	-	640
Other comprehensive loss	-	-	-	-	(31)	(31)

Balance at March 31, 2014	$196	$209,155	$158,799	$(9,654)	$(60)	$358,436

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Nine Months Ended
	March 31,
	2014	2013
Operating Activities:
Net income	$8,809	$6,035
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(4,800)	2,300
Depreciation	1,675	1,638
Deferred income tax expense	4,226	418
Net amortization and accretion	(701)	(129)
FHLB advance prepayment penalty	-	3,069
Gain on sale of securities available for sale	(10)	-
Loss on sale and impairment of real estate owned	673	930
Gain on sale of loans held for sale	(1,276)	(2,897)
Origination of loans held for sale	(55,788)	(178,762)
Proceeds from sales of loans held for sale	69,898	183,449
Decrease in deferred loan fees, net	(260)	(402)
Increase (decrease) in accrued interest receivable and other assets	(1,604)	2,461
ESOP compensation expense	640	537
Restricted stock and stock option expense	1,998	445
Decrease in other liabilities	(2,474)	(1,654)
Net cash provided by operating activities	21,006	17,438

Investing Activities:
Purchase of securities available for sale	(67,271)	(6,000)
Proceeds from maturities of securities available for sale	27,225	6,100
Proceeds from sale of securities available for sale	2,086	-
Purchase of certificates of deposit in other banks	(37,266)	(38,975)
Maturities of certificates of deposit in other banks	14,184	14,685
Principal repayments of mortgage-backed securities	7,015	3,319
Net redemptions of FHLB stock	764	4,446
Net decrease in loans	36,559	48,026
Purchase of bank owned life insurance	-	(16,000)
Purchase of premises and equipment	(1,174)	(1,119)
Capital improvements to REO	(126)	(380)
Proceeds from sale of REO	8,214	7,712
Acquisition of BankGreenville Financial Corporation, net of cash paid	1,475	-
Net cash provided by (used in) investing activities	(8,315)	21,814

Financing Activities:
Net decrease in deposits	(31,954)	(299,801)
Net decrease in other borrowings	(2,527)	(25,334)
Proceeds from stock conversion	-	208,204
Loan to ESOP for purchase of shares	-	(10,580)
Common stock repurchased	(20,495)	(4,758)
Decrease in capital lease obligations	(13)	(6)
Net cash used in financing activities	(54,989)	(132,275)
Net Decrease in Cash and Cash Equivalents	(42,298)	(93,023)
Cash and Cash Equivalents at Beginning of Period	125,713	224,801
Cash and Cash Equivalents at End of Period	$83,415	$131,778

Supplemental Disclosures:
Cash paid during the period for:
Interest	$4,047	$5,907
Income taxes	113	59
Noncash transactions:
Unrealized loss in value of securities available for sale, net of income taxes	(31)	(12)
Transfers of loans to REO	4,166	6,224
Transfers of loans to held for sale	4,340	-
Loans originated to finance the sale of REO	94	651

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2013 (“2013 Form 10-K”) filed with the SEC on September 13, 2013.  The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2014. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported net income or equity.

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

Federal Home Loan Bank Stock—As a requirement for membership, the Bank invests in stock of the FHLB of Atlanta. This investment is carried at cost. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at March 31, 2014 and June 30, 2013.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of March 31, 2014 and June 30, 2013, there were no accruals for uncertain tax positions and no accruals for interest and penalties. HomeTrust and the Bank file a consolidated United States federal income tax return, as well as separate unconsolidated state income tax returns.  The Company’s income tax returns subsequent to 2009 are subject to examination by the taxing authorities.

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

In July 2013, the FASB issued ASU No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. Since the Company does not have any unrecognized tax benefits, the adoption of the ASU did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents the consideration paid by the Company in the acquisition of BankGreenville and the assets acquired and liabilities assumed as of July 31, 2013:

		Fair Value and
	As Recorded	Other Merger	As Recorded
	by	Related	by the
	BankGreenville	Adjustments	Company

Consideration Paid
Cash			$7,823
Repayment of BankGreenville preferred stock			1,050
Contingent cash consideration (1)			680
Total consideration			$9,553

Assets
Cash and cash equivalents	$10,348	$-	$10,348
Investment securities	34,345	-	34,345
Loans, net of allowance	51,622	(3,792)	47,830
FHLB Stock	447	-	447
REO	2,317	(168)	2,149
Premises and equipment, net	2,458	(117)	2,341
Accrued interest receivable	429	-	429
Deferred tax asset	-	2,470	2,470
Other assets	214	-	214
Core deposit intangibles	-	530	530
Total assets acquired	$102,180	$(1,077)	$101,103

Liabilities
Deposits	$88,906	$201	$89,107
Other borrowings	4,700	34	4,734
Other liabilities	511	-	511
Total liabilities assumed	$94,117	$235	$94,352
Net identifiable assets acquired over (under) liabilities assumed	$8,063	$(1,312)	6,751
Goodwill			$2,802

(1)	Estimate of additional amount to be paid to shareholders on or about July 31, 2015 based on performance of a select pool of loans totaling approximately $8.0 million.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table discloses the impact of the merger with BankGreenville since the acquisition on July 31, 2013 through March 31, 2014. The table also presents certain pro forma information as if BankGreenville had been acquired on July 1, 2013 and July 1, 2012. These results combine the historical results of BankGreenville in the Company’s Consolidated Statement of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on July 1, 2013 and July 1, 2012. Acquisition related costs of $1,074, net of tax ($251 of which are included in the Company’s consolidated statements of income for the nine months ended March 31, 2014) are not included in the pro forma statements below. In particular, no adjustments have been made to eliminate the impact of REO write-downs recognized by BankGreenville of $250 in July 2013 that may not have been necessary had the acquired REO been recorded at fair value as of the beginning of fiscal year 2013. Furthermore, expenses related to systems conversions and other costs of integration are expected to be recorded throughout fiscal year 2014. Additionally, the Company expects to achieve further operating cost savings as a result of the acquisition which are not reflected in the pro forma amounts below:

	Actual	Pro Forma	Pro Forma
	Nine Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2014	March 31, 2014	March 31, 2013
Total revenues*	$46,865	$47,032	$50,176
Net income	9,060	8,913	6,220
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

The following table presents the purchased performing loans and purchased impaired loans receivable for BankGreenville at March 31, 2014 and July 31, 2013 (the combination date):

	Purchased Performing Loans
	March 31,	July 31,
	2014	2013

Contractually required principal payments receivable	$32,349	$41,077
Fair value adjustment for credit, interest rate, and liquidity	2,272	2,854
Fair value of purchased loans receivable	$30,077	$38,223

	Purchased Impaired Loans
	March 31,	July 31,
	2014	2013

Contractually required principal and interest payments receivable	$11,733	$12,817
Amounts not expected to be collected – nonaccretable difference	1,375	1,375
Estimated payments expected to be received	10,358	11,442
Accretable yield	1,455	1,835
Fair value of purchased impaired loans	$8,903	$9,607

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

3.	Securities Available for Sale

Securities available for sale consist of the following at the dates indicated:

	March 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$25,595	$8	$(15)	$25,588
Mortgage-backed securities of U.S.
government agencies and government
sponsored enterprises	53,354	120	(378)	53,096
Taxable municipal securities	8,107	131	(33)	8,205
Corporate bonds	2,917	76	-	2,993
Total	$89,973	$335	$(426)	$89,882

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$6,000	$2	$-	$6,002
Mortgage-backed securities of U.S.
government agencies and government
sponsored enterprises	18,794	81	(127)	18,748
Total	$24,794	$83	$(127)	$24,750

Debt securities available for sale by contractual maturity at the dates indicated are shown below.  Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	March 31, 2014
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$6,000	$6,002
Due after one year through five years	19,412	19,428
Due after five years through ten years	8,260	8,387
Due after ten years	2,947	2,969
Mortgage-backed securities	53,354	53,096
Total	$89,973	$89,882

The Company had the following sales of securities during the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Gross proceeds from sales of securities	$2,123	-	$2,123	-
Gross realized gains from sales of securities	42	-	42	-
Gross realized losses from sales of securities	32	-	32	-

Securities available for sale with costs totaling $31,826 and $21,429 with market values of $31,856 and $21,500 at March 31, 2014 and June 30, 2013, respectively, were pledged as collateral to secure various public deposits and retail repurchase agreements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2014 and June 30, 2013 are as follows:

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agencies	$8,915	$(15)	$-	$-	$8,915	$(15)
Mortgage-backed securities of
U.S. government agencies and
government-sponsored
enterprises	30,493	(377)	49	(1)	30,542	(378)
Taxable municipal securities	2,055	(33)	-	-	2,055	(33)
Total	$41,463	$(425)	$49	$(1)	$41,512	$(426)

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities of
U.S. government agencies and
government-sponsored
enterprises	$5,707	$(122)	$745	$(5)	$6,452	$(127)
Total	$5,707	$(122)	$745	$(5)	$6,452	$(127)

The total number of securities with unrealized losses at March 31, 2014, and June 30, 2013 were 51 and 26, respectively.  Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the three and nine months ended March 31, 2014 or the year ended June 30, 2013.  The Bank, as a member of the FHLB, is required to maintain an investment in FHLB capital stock.  No ready market exists for the FHLB stock and the carrying value approximates its fair value based on the redemption provisions of the FHLB.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

4.	Loans

Loans consist of the following at the dates indicated:
	March 31,	June 30,
	2014	2013
Retail consumer loans:
One-to-four family	$578,135	$602,050
Home equity lines of credit	127,217	125,676
Construction and land/lots	47,909	51,546
Consumer	7,977	3,349
Total retail consumer loans	761,238	782,621
Commercial loans:
Commercial real estate	241,209	231,086
Construction and development	31,520	23,994
Commercial and industrial	20,947	11,452
Municipal leases	112,292	116,377
Total commercial loans	405,968	382,909
Total loans	1,167,206	1,165,530
Deferred loan fees, net	(1,087)	(1,347)
Total loans, net of deferred loan fees and discount	1,166,119	1,164,183
Allowance for loan and lease losses	(25,269)	(32,073)
Loans, net	$1,140,850	$1,132,110

All the qualifying first mortgage loans, home equity lines of credit, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s total loans by segment, class, and risk grade at the dates indicated follow:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
March 31, 2014
Retail consumer loans:
One-to-four family	$522,311	$13,406	$38,060	$4,347	$11	$578,135
Home equity lines of credit	119,219	1,449	6,134	414	1	127,217
Construction and land/lots	44,953	1,116	1,649	191	-	47,909
Consumer	7,659	109	193	15	1	7,977
Commercial loans:
Commercial real estate	196,084	17,394	22,650	5,081	-	241,209
Construction and development	20,641	3,987	6,892	-	-	31,520
Commercial and industrial	18,246	816	1,883	-	2	20,947
Municipal leases	111,540	752	-	-	-	112,292
Total loans	$1,040,653	$39,029	$77,461	$10,048	$15	$1,167,206

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
June 30, 2013
Retail consumer loans:
One-to-four family	$536,603	$14,003	$47,753	$3,671	$20	$602,050
Home equity lines of credit	117,438	1,374	6,679	184	1	125,676
Construction and land/lots	48,914	209	2,199	224	-	51,546
Consumer	3,144	62	134	6	3	3,349
Commercial loans:
Commercial real estate	179,310	20,105	27,116	4,555	-	231,086
Construction and development	9,872	2,853	10,950	318	1	23,994
Commercial and industrial	8,812	835	1,647	157	1	11,452
Municipal leases	114,418	1,959	-	-	-	116,377
Total loans	$1,018,511	$41,400	$96,478	$9,115	$26	$1,165,530

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
March 31, 2014
Retail consumer loans:
One-to-four family	$6,044	$9,141	$15,185	$562,950	$578,135
Home equity lines of credit	762	1,591	2,353	124,864	127,217
Construction and land/lots	99	345	444	47,465	47,909
Consumer	32	9	41	7,936	7,977
Commercial loans:
Commercial real estate	1,605	10,123	11,728	229,481	241,209
Construction and development	1,908	3,194	5,102	26,418	31,520
Commercial and industrial	1,412	432	1,844	19,103	20,947
Municipal leases	168	-	168	112,124	112,292
Total loans	$12,030	$24,835	$36,865	$1,130,341	$1,167,206

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2013
Retail consumer loans:
One-to-four family	$7,031	$8,827	$15,858	$586,192	$602,050
Home equity lines of credit	450	1,656	2,106	123,570	125,676
Construction and land/lots	242	429	671	50,875	51,546
Consumer	4	35	39	3,310	3,349
Commercial loans:
Commercial real estate	3,805	7,085	10,890	220,196	231,086
Construction and development	-	5,420	5,420	18,574	23,994
Commercial and industrial	193	172	365	11,087	11,452
Municipal leases	-	-	-	116,377	116,377
Total loans	$11,725	$23,624	$35,349	$1,130,181	$1,165,530

The Company’s recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	March 31, 2014		June 30, 2013
		90 Days + &		90 Days + &
	Nonaccruing	still accruing	Nonaccruing	still accruing
Retail consumer loans:
One-to-four family	$24,318	$-	$29,811	$-
Home equity lines of credit	4,049	-	3,793	-
Construction and land/lots	1,301	-	2,172	-
Consumer	14	-	42	-
Commercial loans:
Commercial real estate	17,187	-	21,149	-
Construction and development	5,950	-	10,172	-
Commercial and industrial	1,561	-	1,422	-
Municipal leases	-	-	-	-
Total loans	$54,380	$-	$68,561	$-

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	March 31,	June 30,
	2014	2013

Performing TDRs included in impaired loans	$14,829	$14,012

An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Retail			Retail
	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at beginning of period	$18,217	$8,908	$27,125	$22,173	$12,076	$34,249
Provision for (recovery of) loan losses	(611)	(1,189)	(1,800)	350	150	500
Charge-offs	(402)	(253)	(655)	(1,219)	(918)	(2,137)
Recoveries	113	486	599	308	41	349
Balance at end of period	$17,317	$7,952	$25,269	$21,612	$11,349	$32,961

	Nine Months Ended March 31, 2014			Nine Months Ended March 31, 2013
	Retail			Retail
	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at beginning of period	$21,952	$10,121	$32,073	$21,172	$13,928	$35,100
Provision for (recovery of) loan losses	(1,887)	(2,913)	(4,800)	3,189	(889)	2,300
Charge-offs	(3,768)	(550)	(4,318)	(3,295)	(2,958)	(6,253)
Recoveries	1,020	1,294	2,314	546	1,268	1,814
Balance at end of period	$17,317	$7,952	$25,269	$21,612	$11,349	$32,961

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses			Total Loans Receivable
	Loans			Loans
	individually	Loans		individually	Loans
	evaluated for	Collectively		evaluated for	Collectively
	impairment	Evaluated	Total	impairment	Evaluated	Total
March 31, 2014
Retail consumer loans:
One-to-four family	$1,098	$10,638	$11,736	$26,937	$551,198	$578,135
Home equity	234	2,601	2,835	3,843	123,374	127,217
Construction and land/lots	385	2,124	2,509	2,120	45,789	47,909
Consumer	1	236	237	4	7,973	7,977
Commercial loans:
Commercial real estate	33	5,227	5,260	19,186	222,023	241,209
Construction and development	390	1,273	1,663	5,550	25,970	31,520
Commercial and industrial	2	210	212	2,375	18,572	20,947
Municipal leases	-	817	817	-	112,292	112,292
Total	$2,143	$23,126	$25,269	$60,015	$1,107,191	$1,167,206

June 30, 2013
Retail consumer loans:
One-to-four family	$1,028	$14,070	$15,098	$35,255	$566,795	$602,050
Home equity	479	3,348	3,827	4,322	121,354	125,676
Construction and land/lots	19	2,871	2,890	1,844	49,702	51,546
Consumer	3	135	138	3	3,346	3,349
Commercial loans:
Commercial real estate	110	6,473	6,583	19,446	211,640	231,086
Construction and development	255	2,144	2,399	9,780	14,214	23,994
Commercial and industrial	1	155	156	2,305	9,147	11,452
Municipal leases	-	982	982	-	116,377	116,377
Total	$1,895	$30,178	$32,073	$72,955	$1,092,575	$1,165,530

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
		Recorded	Recorded
		Investment	Investment
	Unpaid	With a	With No		Related
	Principal	Recorded	Recorded		Recorded
	Balance	Allowance	Allowance	Total	Allowance
March 31, 2014
Retail consumer loans:
One-to-four family	$39,196	$16,554	$19,022	$35,576	$1,253
Home equity lines of credit	8,217	3,588	2,011	5,599	280
Construction and land/lots	4,353	1,095	1,169	2,264	391
Consumer	364	10	4	14	1
Commercial loans:
Commercial real estate	25,703	6,632	14,867	21,499	108
Construction and development	9,600	1,605	4,670	6,275	434
Commercial and industrial	3,580	741	2,028	2,769	11
Municipal leases	-	-	-	-	-
Total impaired loans	$91,013	$30,225	$43,771	$73,996	$2,478

June 30, 2013
Retail consumer loans:
One-to-four family	$49,176	$14,194	$30,219	$44,413	$1,176
Home equity lines of credit	9,405	3,303	2,651	5,954	518
Construction and land/lots	4,617	551	1,649	2,200	38
Consumer	184	39	3	42	4
Commercial loans:
Commercial real estate	28,136	998	22,716	23,714	119
Construction and development	17,986	518	10,034	10,552	256
Commercial and industrial	3,801	-	2,864	2,864	-
Municipal leases	-	-	-	-	-
Total impaired loans	$113,305	$19,603	$70,136	$89,739	$2,111

The table above includes $13,981 and $16,613, of impaired loans that were not individually evaluated at March 31, 2014 and June 30, 2013, respectively, because these loans did not meet the Company’s threshold for individual impairment evaluation.  The recorded allowance above includes $335 and $216 related to these loans that were not individually evaluated at March 31, 2014 and June 30, 2013, respectively.

The Company’s average recorded investment in loans individually evaluated for impairment and interest income recognized on impaired loans for the three and nine months ended as follows:

	Three Months Ended
	March 31, 2014		March 31, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Retail consumer loans:
One-to-four family	$37,320	$355	$42,957	$453
Home equity lines of credit	5,722	57	5,362	39
Construction and land/lots	2,101	46	3,732	45
Consumer	32	3	69	1
Commercial loans:
Commercial real estate	22,930	140	23,646	276
Construction and development	6,789	45	16,993	102
Commercial and industrial	2,791	37	3,137	36
Municipal leases	-	-	207	-
Total loans	$77,685	$683	$96,103	$952

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

	Nine Months Ended
	March 31, 2014		March 31, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Retail consumer loans:
One-to-four family	$41,601	$1,247	$44,079	$1,403
Home equity lines of credit	5,855	213	5,601	130
Construction and land/lots	2,205	155	3,334	125
Consumer	40	6	73	2
Commercial loans:
Commercial real estate	24,434	499	25,173	1,020
Construction and development	8,888	132	13,583	367
Commercial and industrial	2,775	131	3,077	130
Municipal leases	-	-	77	-
Total loans	$85,798	$2,383	$94,997	$3,177

A summary of changes in the accretable yield for purchased impaired loans for the three and nine months ended March 31, 2014 follows. There were no purchased credit impaired loans during the three or nine months ended March 31, 2013.

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2014	2014
Accretable yield, beginning of period	$1,610	$-
Addition from the BankGreenville acquisition	-	1,835
Interest income	(155)	(380)
Accretable yield, end of period	$1,455	$1,455

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

For the three and nine months ended March 31, 2014 and 2013, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:	-	$-	$-	-	$-	$-
Total	-	$-	$-	-	$-	$-

Extended term:
Retail consumer:
One-to-four family	1	$42	$41	-	$-	$-
Home equity lines of credit	-	-	-	3	45	44
Construction and land/lots	-	-	-	1	188	187
Commercial:
Commercial and industrial	-	-	-	1	30	29
Total	1	$42	$41	5	$263	$260

Other TDRs:
Retail consumer:
One-to-four family	7	$777	$787	7	$824	$798
Home equity lines of credit	-	-	-	2	152	152
Construction and land/lots	1	652	642	-	-	-
Total	8	$1,429	$1,429	9	$976	$950

Total	9	$1,471	$1,470	14	$1,239	$1,210

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

	Nine Months Ended			Nine Months Ended
	March 31, 2014			March 31, 2013
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	3	$146	$142	3	$694	$686
Home equity lines of credit	2	347	343	-	-	-
Commercial:
Commercial real estate	-	-	-	1	237	233
Total	5	$493	$485	4	$931	$919

Extended term:
Retail consumer:
One-to-four family	2	$44	$41	1	$13	$12
Home equity lines of credit	-	-	-	4	85	83
Construction and land/lots	-	-	-	1	188	187
Commercial:
Commercial and industrial	-	-	-	1	30	29
Total	2	$44	$41	7	$316	$311

Other TDRs:
Retail consumer:
One-to-four family	13	$1,169	$1,178	82	$5,591	$5,512
Home equity lines of credit	2	42	4	42	1,337	1,326
Construction and land/lots	2	787	773	7	209	202
Commercial:
Commercial real estate	-	-	-	4	332	127
Total	17	$1,998	$1,955	135	$7,469	$7,167

Total	24	$2,535	$2,481	146	$8,716	$8,397

During the nine months ended March 31, 2013, one-to-four family TDRs increased by 82 loans or $5.6 million and home equity lines of credit TDRs increased by 42 loans or $1.3 million, including $4.9 million or 77 one-to-four family TDRs and $1.2 million or 41 home equity lines of credit TDRs representing loans classified as TDRs as a result of regulatory reporting requirements of the Office of the Comptroller of Currency (“OCC”), the Bank’s primary regulator, requiring that banks classify mortgages and other loans discharged by troubled borrowers in bankruptcy as TDRs.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended March 31, 2014 and 2013.

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Below market interest rate:
Retail consumer:
One-to-four family	-	$-	4	$482
Total	-	$-	4	$482
Extended payment terms:
Retail consumer:
One-to-four family	-	-	2	$90
Home equity lines of credit	-	-	1	12
Commercial:
Construction and development	-	-	1	29
Total	-	$-	4	$131
Other TDRs:
Retail consumer:
One-to-four family	2	$166	19	$1,711
Home equity lines of credit	-	-	7	121
Construction and land/lots	-	-	5	92
Commercial:
Commercial real estate	-	-	2	124
Total	2	$166	33	$2,048
Total	2	$166	41	$2,661

	Nine Months Ended		Nine Months Ended
	March 31, 2014		March 31, 2013
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Below market interest rate:
Retail consumer:
One-to-four family	-	$-	4	$482
Total	-	$-	4	$482
Extended payment terms:
Retail consumer:
One-to-four family	-	$-	3	$213
Home equity lines of credit	1	250	1	12
Commercial:
Construction and development	-	-	1	29
Total	1	$250	5	$254
Other TDRs:
Retail consumer:
One-to-four family	4	$422	24	$2,125
Home equity lines of credit	1	120	8	131
Construction and land/lots	-	-	5	174
Commercial:
Commercial real estate	-	-	2	124
Construction and development	-	-	1	68
Total	5	$542	40	$2,622
Total	6	$792	49	$3,358

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Loans that were modified as TDRs within the previous 12 months for which there was a payment default during the three and nine months ended March 31, 2013 increased by 23 loans or $1.3 million due to the addition of loans where the borrower’s obligation to the Company has been discharged in bankruptcy, per regulatory guidance. Other TDRs include TDRs that have a below market interest rate and extended payment terms.  The Company does not typically forgive principal when restructuring troubled debt.

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

Compensation expense related to the ESOP for the three and nine months ended March 31, 2014 was $209 and $640, respectively, and for the same periods the prior year was $196 and $537, respectively.  Shares held by the ESOP include the following:

March 31,
2014
Unallocated ESOP shares	965,425
Allocated ESOP shares	52,900
ESOP shares committed to be released	39,675
Total ESOP shares	1,058,000
Fair value of unallocated ESOP shares	$15,234

6.	Net income per Share

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Numerator:
Net income available to common stockholders	$2,606	$2,615	$8,809	$6,035
Denominator:
Weighted-average common shares outstanding (1) - basic	18,302,672	20,019,609	18,724,242	20,083,915
Effect of dilutive shares	75,487	17,266	91,174	5,671
Weighted-average common shares outstanding - diluted	18,378,159	20,036,875	18,815,416	20,089,586
Net income per share - basic	$0.14	$0.13	$0.46	$0.30
Net income per share - diluted	$0.14	$0.13	$0.46	$0.30
(1)	Excludes unallocated ESOP shares and unvested restricted stock

There were 1,585,500 outstanding stock options that were anti-dilutive for the three and nine months ended March 31, 2014.

7.	Equity Incentive Plan

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

Share based compensation expense related to stock options for the three and nine months ended March 31, 2014 was $322 and $971, respectively, before the tax related benefit of $119 and $359, respectively.  Restricted stock expense recognized for the three and nine months ended March 31, 2014 was $341 and $1,027, respectively, before the tax related benefit of $126 and $380, respectively. Share based compensation expense related to stock options and restricted stock recognized for the three and nine months ended March 31, 2013 was $445.

The table below presents stock option activity for the nine months ended March 31, 2014:

		Weighted-	Remaining
		average	contractual	Aggregate
		exercise	life	Intrinsic
	Options	price	(years)	Value
Options outstanding at June 30, 2013	1,557,000	$14.37	9.6	$4,033
Granted	30,000	15.83	10.0
Exercised	-	-	-
Forfeited	1,500	14.37	-
Expired	-	-	-
Options outstanding at March 31, 2014	1,585,500	$14.40	8.9	$2,193

Options exercisable at March 31, 2014	290,175	$14.37		$409

At March 31, 2014 and March 31, 2013, the Company had $5.6 million and $6.8 million of unrecognized compensation expense, respectively, related to 1,585,500 stock options scheduled to vest over five- and seven-year vesting periods.  The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 3.9 years and 4.8 years at March 31, 2014 and 2013, respectively.

The table below presents restricted stock award activity for the nine months ended March 31, 2014:
		Weighted-	Aggregate
	Restricted	average grant	Intrinsic
	stock awards	date fair value	Value
Non-vested at June 30, 2013	511,300	$14.37	$8,672
Granted	7,050	15.80
Vested	95,485	14.37
Forfeited	-	-
Non-vested at March 31, 2014	422,865	$14.39	$6,673

At March 31, 2014 and 2013, unrecognized compensation expense was $5.9 million and $7.1 million related to 422,865 shares of restricted stock scheduled to vest over five- and seven-year vesting periods, respectively. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 3.9 years and 4.8 at March 31, 2014 and 2013, respectively.

8.	Commitments and Contingencies

Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements.  At March 31, 2014 and June 30, 2013, respectively, loan commitments (excluding $30,121 and $27,013 of undisbursed portions of construction loans) totaled $20,215 and $27,147 of which $2,653 and $3,083 were variable rate commitments and $17,562 and $24,064 were fixed rate commitments.  The fixed rate loans had interest rates ranging from 1.99% to 16.00% at March 31, 2014 and 2.50% to 9.25% at June 30, 2013, and terms ranging from 3 to 30 years.  Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $166,743 and $151,611 at March 31, 2014 and June 30, 2013, respectively.  These amounts

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

represent the Company’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers.  The Company has freestanding derivative instruments consisting of commitments to originate fixed rate conforming loans and commitments to sell fixed rate conforming loans.  The fair value of these commitments was not material at March 31, 2014 or June 30, 2013.

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

Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System.  The daily average calculated cash reserve required as of March 31, 2014 and June 30, 2013 was $1,299, and $1,284, respectively, which was satisfied by vault cash and balances held at the Federal Reserve.

Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so.  The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary.  Total commitments under standby letters of credit as of March 31, 2014 and June 30, 2013 were $557 and $66.  There was no liability recorded for these letters of credit at March 31, 2014 or June 30, 2013.

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

The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	March 31, 2014
Description	Total	Level 1	Level 2	Level 3
U.S government agencies	$25,588	$-	$25,588	$-
Mortgage-backed securities of U.S. government agencies and government sponsored enterprises	53,096	-	53,096	-
Taxable municipal securities	8,205	-	8,205	-
Corporate bonds	2,993	-	2,993	-
Total	$89,882	$-	$89,882	$-

	June 30, 2013
Description	Total	Level 1	Level 2	Level 3
U.S government agencies	$6,002	$-	$6,002	$-
Mortgage-backed securities of U.S. government agencies and government sponsored enterprises	18,748	-	18,748	-
Total	$24,750	$-	$24,750	$-

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents financial assets measured at fair value on a non-recurring basis during the periods indicated:

	Nine Months Ended March 31, 2014
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$2,744	$-	$-	$2,744
REO	6,223	-	-	6,223
Total	$8,967	$-	$-	$8,967

	Year Ended June 30, 2013
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$12,106	$-	$-	$12,106
REO	2,403	-	-	2,403
Total	$14,509	$-	$-	$14,509

Quantitative information about Level 3 fair value measurements during the period ended March 31, 2014 is shown in the table below:

	Fair Value at
	March 31,	Valuation	Unobservable		Weighted
	2014	Techniques	Input	Range	Average
Nonrecurring measurements:
Impaired loans, net	$2,744	Discounted appraisals	Collateral discounts	3% - 46%	10%
REO	$6,223	Discounted appraisals	Collateral discounts	10% - 28%	14%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The stated carrying value and estimated fair value amounts of financial instruments as of March 31, 2014 and June 30, 2013, are summarized below:

	March 31, 2014
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$83,415	$83,415	$83,415	$-	$-
Certificates of deposit in other banks	159,699	159,699	-	159,699	-
Securities available for sale	89,882	89,882	-	89,882	-
Loans, net	1,140,850	1,069,164	-	-	1,069,164
Loans held for sale	2,276	2,312	-	-	2,312
FHLB stock	1,537	1,537	1,537	-	-
Accrued interest receivable	5,552	5,552	-	358	5,194
Non-interest-bearing and NOW deposits	301,833	301,833	-	301,833	-
Money market accounts	304,851	304,851	-	304,851	-
Savings accounts	87,197	87,197	-	87,197	-
Certificates of deposit	518,023	521,490	-	521,490	-
Other borrowings	2,207	2,213	-	2,213	-
Accrued interest payable	213	213	-	213	-

	June 30, 2013
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$125,713	$125,713	$125,713	$-	$-
Certificates of deposit in other banks	136,617	136,617	-	136,617	-
Securities available for sale	24,750	24,750	-	24,750	-
Loans, net	1,132,110	1,064,954	-	-	1,064,954
Loans held for sale	10,770	10,942	-	-	10,942
FHLB stock	1,854	1,854	1,854	-	-
Accrued interest receivable	5,549	5,549	-	157	5,392
Non-interest-bearing and NOW deposits	256,487	256,487	-	256,487	-
Money market accounts	275,718	275,718	-	275,718	-
Savings accounts	82,158	82,158	-	82,158	-
Certificates of deposit	540,387	545,716	-	545,716	-
Accrued interest payable	84	84	-	84	-

The Company had off-balance sheet financial commitments, which include approximately $217,079 and $205,771 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at March 31, 2014 and June 30, 2013 (see Note 8).  Since these commitments are based on current rates, the carrying amount approximates the fair value.

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

FHLB Stock – No ready market exists for this stock and it has no quoted market value.  However, redemption of this stock has historically been at par value.  Accordingly, cost is deemed to be a reasonable estimate of fair value.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of March 31, 2014 and June 30, 2013.  The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.

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

On March 4, 2014, HomeTrust Bank and Bank of Commerce, Charlotte, North Carolina, entered into an Agreement and Plan of Share Exchange, pursuant to which Bank of Commerce will be merged with and into HomeTrust Bank, with HomeTrust Bank as the surviving entity. The agreement has been unanimously approved by the boards of directors of both companies. The transaction is anticipated to close in the third calendar quarter of 2014, subject to customary closing conditions, including regulatory approvals and Bank of Commerce shareholder approval. Under the terms of the agreement, Bank of Commerce shareholders will receive $6.25 per share in cash consideration, representing approximately $10.1 million of aggregate deal consideration. In addition, all $3.2 million of Bank of Commerce’s preferred stock will be redeemed. Bank of Commerce reported total assets of $126.4 million, total deposits of $97.4 million, and stockholders’ equity of $12.1 million at March 31, 2014.

On January 23, 2014, the Company and Jefferson Bancshares, Inc., Morristown, Tennessee (“Jefferson”) entered into an Agreement and Plan of Merger, pursuant to which Jefferson will be merged with and into the Company, with the Company as the surviving entity. The merger agreement has been unanimously approved by the boards of directors of both companies. The transaction is anticipated to close in the second calendar quarter of 2014, subject to customary closing conditions, including regulatory approvals and Jefferson shareholder approval. Under the terms of the agreement, Jefferson shareholders will receive a total of $8.00 per share in merger consideration consisting of $4.00 in cash plus $4.00 in the Company’s common stock. This represents approximately $51.2 million of aggregate transaction consideration. The number of HomeTrust shares to be issued will be determined based on the Company’s average closing stock price during the 10 trading days ending on the fifth trading day prior to the closing date, with the exchange ratio fixed at 0.2667 if the average closing price is equal to or less than $15.00 per share and at 0.2222 if the average closing price is equal to or greater than $18.00 per share. Jefferson reported total assets of $506.8 million, total deposits of $384.0 million, and stockholders’ equity of $54.4 million at March 31, 2014.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:  the expected cost savings, synergies and other financial benefits from the pending Jefferson and Bank of Commerce acquisitions might not be realized within the expected time frames or at all, and costs or difficulties relating to integration matters might be greater than expensed; requisite stockholder and regulatory approvals for the pending Jefferson and Bank of Commerce acquisitions might not be obtained; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Office of the Comptroller of the Currency (“OCC”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; increases in premiums for deposit insurance; management’s assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially new costs associated with our operation as a public company; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets;  inability of key third-party providers to perform their obligations to us; statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”); changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission, including our 2013 Form 10-K.

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

Beginning in fiscal year 2009 and continuing throughout much of fiscal year 2012, housing markets deteriorated in many of our market areas and we experienced significantly higher levels of delinquencies and non-performing assets, primarily in our construction and land development loan portfolios. During this period, home and lot sales activity was exceptionally slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which was reflected in our increased non-performing asset totals. Further, property values generally declined, reducing the value of the collateral securing loans. In addition, other non-housing-related segments of the loan portfolio developed signs of stress and increasing levels of non-accruing loans as the effects of the recent recession became more evident and the pace of the recovery remained slow. As a result, during these periods our provision for loan losses was significantly higher than historical levels and our normal expectations. This higher than normal level of delinquencies and non-accruals also had a material adverse effect on operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs and valuation adjustments for REO. Beginning in fiscal 2013, home and lot sales activity and real estate values have modestly improved along with general economic conditions resulting in materially lower loan charge-offs and write-downs of REO. As a result of a continuing trend of lower non-performing and classified loans, fewer loan charge-offs and lower average loan balances compared to the same period during the prior fiscal year, the Company recorded a recovery for loan losses of $(4.8) million for the nine months ended March 31, 2014 compared to a $2.3 million provision for loan losses for the nine months ended March 31, 2013. Despite persistently weak economic conditions and exceptionally low interest rates which have created an unusually challenging banking environment for an extended period, for the three and nine months ended March 31, 2014 we had net income of $2.6 million, or $0.14 per diluted share, and $8.8 million, or $0.46 per diluted share, respectively, as compared to net income of $2.6 million, or $0.13 per diluted share, and $6.0 million, or $0.30 per diluted share, for the three and nine months ended March 31, 2013.

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

On March 4, 2014, HomeTrust Bank and Bank of Commerce entered into an Agreement and Plan of Share Exchange pursuant to which Bank of Commerce will be merged with and into HomeTrust Bank, with HomeTrust Bank as the surviving entity. The transaction is anticipated to close in the third calendar quarter of 2014, subject to customary closing conditions, including regulatory approvals and Bank of Commerce shareholder approval. Under the terms of the agreement, Bank of Commerce shareholders will receive $6.25 per share in cash consideration, representing approximately $10.1 million of aggregate deal consideration. In addition, all $3.2 million of Bank of Commerce’s preferred stock will be redeemed. Bank of Commerce has one office in midtown Charlotte.

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

REO.  REO represents real estate acquired as a result of customers’ loan defaults. At the time of foreclosure, REO is recorded at the fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Revenue and expenses from operations and subsequent valuation adjustments to the carrying amount of the property are included in non-interest expense in the consolidated statements of income. In some instances, we may make loans to facilitate the sales of REO. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by ASC Topic 360, “Accounting for Sales of Real Estate”.  Any gains related to sales of REO may be deferred until the buyer has a sufficient initial and continuing investment in the property.

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

Recent Accounting Pronouncements. Refer to Note 1 of our consolidated financial statements for a description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

Comparison of Financial Condition at March 31, 2014 and June 30, 2013

Assets.  Total assets increased $49.0 million, or 3.1%, to $1.63 billion at March 31, 2014 from $1.58 billion at June 30, 2013. This increase was largely due to the July 31, 2013 BankGreenville acquisition. The Company added $2.8 million of goodwill as a result of the BankGreenville acquisition. Assets acquired totaled $101.1 million and liabilities assumed were $94.4 million, net of all fair value adjustments. Nonperforming assets decreased to $63.6 million, or 3.90% of total assets, at March 31, 2014, compared to $80.3 million, or 5.07% of total assets, at June 30, 2013 and $85.1 million, or 5.33% at March 31, 2013. The decrease in nonperforming assets during the first nine months of fiscal 2014 was primarily driven by a reduction in nonaccruing loans and REO. Nonperforming assets included $54.4 million in nonaccruing loans and $9.2 million in REO at March 31, 2014, compared to nonaccruing loans and REO of $68.6 million and $11.7 million at June 30, 2013 and $71.7 million and $13.4 million at March 31, 2013, respectively. At March 31, 2014, $24.4 million, or 44.8%, of nonaccruing loans were current on their loan payments.

Cash and cash equivalents.  Total cash and cash equivalents, primarily excess cash deposited with the Federal Reserve Bank of Richmond, decreased $42.3 million, or 33.6%, to $83.4 million at March 31, 2014 from $125.7 million at June 30, 2013. The decrease was primarily attributable to the purchase of $67.3 million in investment securities during the period. Securities available for sale increased $65.1 million, or 263.2%, to $89.9 million at March 31, 2014 from $24.8 million at June 30, 2013 as a result of the purchase of investment securities coupled with $34.3 million in investment securities acquired from BankGreenville. As a part of the Company’s liquidity strategy, the Company also invests a portion of its excess cash in certificates of deposit in other banks which have a higher yield than cash held in interest-earning accounts in order to maximize earnings. All of the certificates of deposit in other banks are fully insured under the FDIC. At March 31, 2014, certificates of deposits in other banks totaled $159.7 million compared to $136.6 million at June 30, 2013. In addition, the Company repurchased $20.5 million of stock for cash during the nine month period.

Loans.  Net loans receivable increased $8.7 million, or 0.8%, to $1.14 billion at March 31, 2014 from $1.13 billion at June 30, 2013, as the $47.8 million in loans acquired from BankGreenville and new loan originations were partially offset by loan repayments, charge-offs and transfers to REO. Since June 30, 2013, commercial real estate loans increased $10.1 million, commercial construction and development loans increased $7.5 million and commercial and industrial loans increased $9.5 million. Excluding loans acquired from BankGreenville, net loans would have otherwise decreased $39.1 million as demand for new loans from creditworthy borrowers remains relatively weak and utilization of existing credit lines was low despite the modest recovery in the general economy. In addition, the rise in mortgage interest rates has significantly during the last year reduced refinancing activity. Total loan originations decreased $124.4 million, or 35.6%, to $224.7 million during the nine months ended March 31, 2014 compared to $349.1 million during the nine months ended March 31, 2013.

Allowance for loan losses.  The allowance for loan losses was $25.3 million, or 2.16% of total loans, at March 31, 2014 compared to $32.1 million, or 2.75% of total loans, at June 30, 2013. The Company recorded net loan charge-offs of $56,000 and $2.0 million for the three and nine months ended March 31, 2014, respectively, as compared to $1.8 million and $4.4 million, respectively, for the same periods last year. Net loan charge-offs as a percentage of average loans also decreased significantly to 0.02% and 0.22% for the three and nine months ended March 31, 2014, respectively, from 0.60% and 0.49%, respectively, for the three and nine months ended March 31, 2013. Nonaccruing loans decreased 20.7% to $54.4 million at March 31, 2014 from $68.6 million at June 30, 2013 despite the acquisition of $1.2 million of nonaccruing loans from BankGreenville. Nonaccruing loans to total loans decreased to 4.66% at March 31, 2014 from 5.88% at June 30, 2013. At March 31, 2014, $24.4 million or 44.8% of total nonaccruing loans were current on their loan payments.  The allowance as a percentage of nonaccruing loans decreased slightly from 46.78% at June 30, 2013 to 46.47% at March 31, 2014.

The ratio of classified assets to total assets decreased to 5.93% at March 31, 2014 from 7.43% at June 30, 2013 and 7.86% at March 31, 2013. Classified assets decreased to $96.7 million at March 31, 2014 compared to $117.6 million and $125.5 million at June 30, 2013 and March 31, 2013, respectively, primarily as a result of our efforts to improve borrower payment performance, loan payoffs, and sales of REO.

Investments.  Securities available for sale increased $65.1 million, or 263.2%, to $89.9 million at March 31, 2014 from $24.8 million at June 30, 2013 as a result of the purchase of $67.3 million in investment securities coupled with the acquisition of $34.3 million in investment securities from BankGreenville. A total of $27.2 million of securities available for sale matured, $2.1 million were sold and $7.0 million of principal payments were received on securities available for sale during the nine months ended March 31, 2014. The securities purchased and acquired during the period were primarily short- to intermediate-term U.S. government agency notes and mortgage-backed securities and, to a lesser extent, intermediate-term taxable municipal securities. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We do not believe that there are any other-than-temporary impairments at March 31, 2014; therefore, no impairment losses have been recorded during the first nine months of fiscal 2014. FHLB stock decreased $317,000 due to redemption of stock by FHLB during the period.

Real estate owned. REO decreased $2.5 million, to $9.2 million at March 31, 2014 primarily due to the sale of $8.2 million in REO during the period partially offset by $6.3 million in REO added from the BankGreenville acquisition and other foreclosures. During the nine months ended March 31, 2014, we transferred $4.2 million of loans into REO, disposed of $8.2 million of properties and recognized a net loss of $673,000 on sales and impairment adjustments. The total balance of REO at March 31, 2014 included $5.4 million in land, construction and development projects (both residential and commercial), $1.4 million in commercial real estate and $2.4 million in single-family homes.

Deposits.  Deposits increased $57.2 million, or 4.9%, from $1.15 billion at June 30, 2013 to $1.21 billion at March 31, 2014. This increase was due to $89.1 million of deposits acquired from BankGreenville. The Company also recorded $530,000 of core deposit intangibles in connection with the BankGreenville acquisition. Excluding the BankGreenville acquisition, certificates of deposit decreased $54.9 million during the nine month period primarily as a result of the managed decline of higher rate certificates of deposit as we competed less aggressively on time deposit interest rates, consistent with the Company’s strategy to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.

Borrowings.  Other borrowings increased to $2.2 million at March 31, 2014 from none at June 30, 2013, as a result of obligations assumed in the BankGreenville acquisition.

Equity.  Stockholders’ equity at March 31, 2014 decreased to $358.4 million from $367.5 million at June 30, 2013. This decrease was primarily a result of the repurchase of 1,257,280 shares at a total cost of $20.5 million during the nine months ended March 31, 2014, partially offset by an $8.8 million increase in retained earnings as a result of the net income during the period. As of March 31, 2014, the Company had repurchased on the open market 216,035 shares of the 989,183 authorized in the February 2014 stock repurchase plan at an average cost of $15.78 per share.

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

	For the Three Months Ended March 31,
	2014			2013
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid(2)	Rate(2)	Outstanding	Paid(2)	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$1,173,290	$14,356	4.89%	$1,198,623	$15,057	5.02%
Deposits in other financial
institutions	223,476	437	0.78%	213,136	353	0.66%
Investment securities	74,463	262	1.41%	28,219	82	1.16%
Other	16,404	136	3.32%	27,825	40	0.58%
Total interest-earning assets	1,487,633	15,191	4.08%	1,467,803	15,532	4.23%

Interest-bearing liabilities:
Interest-bearing checking accounts	215,292	55	0.10%	185,270	50	0.11%
Money market accounts	306,083	187	0.24%	265,502	216	0.33%
Savings accounts	86,036	33	0.15%	80,021	42	0.21%
Certificate accounts	529,923	972	0.73%	561,160	1,335	0.95%
Borrowings	2,214	1	0.18%	6,811	4	0.23%
Total interest-bearing liabilities	1,139,548	1,248	0.43%	1,098,764	1,647	0.60%

Net earning assets	$348,085			$369,039

Average interest-earning assets to
average interest-bearing liabilities	130.55%			133.59%

Tax-equivalent:
Net interest income		$13,943			$13,885
Interest rate spread			3.65%			3.63%
Net interest margin(3)			3.75%			3.78%

Non-tax-equivalent:
Net interest income		$13,144			$13,036
Interest rate spread			3.43%			3.40%
Net interest margin(3)			3.53%			3.55%

___________________
(1) The average loans receivable, net balances include loans held for sale and non-accruing loans.
(2)  Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $799,000 and $849,000 for the three months ended March 31, 2014 and 2013, respectively, calculated based on a federal tax rate of 34%.
(3)  Net interest income divided by average interest-earning assets.

	For the Nine Months Ended March 31,
	2014			2013
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid(2)	Rate(2)	Outstanding	Paid(2)	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$1,187,679	$44,353	4.98%	$1,217,337	$46,939	5.14%
Deposits in other financial
institutions	215,383	1,306	0.81%	217,230	1,104	0.68%
Investment securities	68,254	768	1.50%	29,699	258	1.16%
Other	28,416	416	1.95%	22,076	125	0.75%
Total interest-earning assets	1,499,732	46,843	4.16%	1,486,342	48,426	4.34%

Interest-bearing liabilities:
Interest-bearing checking accounts	213,265	218	0.14%	178,698	159	0.12%
Money market accounts	302,156	593	0.26%	262,139	704	0.36%
Savings accounts	84,251	106	0.17%	93,308	160	0.23%
Certificate accounts	546,253	3,255	0.79%	577,171	4,457	1.03%
Borrowings	2,269	5	0.29%	13,899	280	2.69%
Total interest-bearing liabilities	1,148,194	4,177	0.48%	1,125,215	5,760	0.68%

Net earning assets	$351,538			$361,127

Average interest-earning assets to
average interest-bearing liabilities	130.62%			132.09%

Tax-equivalent:
Net interest income		$42,666			$42,666
Interest rate spread			3.68%			3.66%
Net interest margin(3)			3.79%			3.83%

Non-tax-equivalent:
Net interest income		$40,323			$40,131
Interest rate spread			3.47%			3.43%
Net interest margin(3)			3.58%			3.60%
___________________
(1) The average loans receivable, net balances include loans held for sale and non-accruing loans.
(2)  Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $2.3 million and $2.5 million for the nine months ended March 31, 2014 and 2013, respectively, calculated based on a federal tax rate of 34%.
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

	Three Months Ended March 31, 2014
	Compared to
	Three Months Ended March 31, 2013
	Increase
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
Interest-earning assets:
Loans receivable	$(318)	$(383)	$(701)
Deposits in other financial institutions	17	67	84
Investment securities	134	46	180
Other	(16)	112	96

Total interest-earning assets	$(183)	$(158)	$(341)

Interest-bearing liabilities:
Interest-bearing checking accounts	$8	$(3)	$5
Money market accounts	33	(62)	(29)
Savings accounts	3	(12)	(9)
Certificate accounts	(74)	(289)	(363)
Borrowings	(3)	-	(3)

Total interest-bearing liabilities	$(33)	$(366)	$(399)

Net increase (decrease) in tax equivalent interest income	$(150)	$208	$58

	Nine Months Ended March 31, 2014
	Compared to
	Nine Months Ended March 31, 2013
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)
Interest-earning assets:
Loans receivable	$(1,144)	$(1,442)	$(2,586)
Deposits in other financial institutions	(9)	211	202
Investment securities	335	175	510
Other	36	255	291

Total interest-earning assets	$(782)	$(801)	$(1,583)

Interest-bearing liabilities:
Interest-bearing checking accounts	$31	$28	$59
Money market accounts	107	(218)	(111)
Savings accounts	(16)	(38)	(54)
Certificate accounts	(239)	(963)	(1,202)
Borrowings	(234)	(41)	(275)

Total interest-bearing liabilities	$(351)	$(1,232)	$(1,583)

Net increase (decrease) in tax equivalent interest income	$(431)	$431	$-

Comparison of Results of Operation for the Three Months Ended March 31, 2014 and 2013

General.  During the three months ended March 31, 2014, we had net income of $2.6 million unchanged from the same period a year ago. On a basic and diluted per share basis, the Company earned $0.14 per share for the three months ended March 31, 2014; while it earned $0.13 per share for the three months ended March 31, 2013, respectively.

Net Interest Income.  Net interest income before provision for loan losses was $13.1 million for the three months ended March 31, 2014 compared to $13.0 million for the three months ended March 31, 2013. Net interest income for the third quarter of fiscal 2014 increased $108,000, or 0.8%, compared to the same period in the prior fiscal year as declines in interest income on loans of $651,000 were offset by a $295,000 increase in income from securities available for sale due to an increase in the average balance and a decrease in deposit and other borrowing costs of $399,000 due to a reduction in market rates of interest. The net interest margin (on a fully taxable-equivalent basis) for the three months ended March 31, 2014 decreased three basis points over the same period last year to 3.75%. Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans’ contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. As of March 31, 2014, our loans with interest rate floors totaled approximately $380.1 million and had a weighted average floor rate of 4.40% of which $208.5 million or 54.9% had yields that would begin floating again once prime rates increase at least 200 basis points.

Interest Income.  Interest income for the three months ended March 31, 2014 was $14.4 million, compared to $14.7 million for the three months ended March 31, 2013, a decrease of $291,000, or 2.0%. The decrease in interest income occurred primarily as a result of the $25.3 million decrease in average loans receivable coupled with a 13 basis point decrease in the average tax-equivalent loan yields. Interest income on loans receivable decreased by $651,000, or 4.6%, to $13.6 million for the three months ended March 31, 2014 from $14.2 million for the three months ended March 31, 2013. The decrease in average tax-equivalent loan yields reflects the continuing very low level of market interest rates, the maturity or repayment of higher yielding loans, and downward repricing of adjustable rate loans to current market rates. The average tax-equivalent yield on loans was 4.89% for the three months ended March 31, 2014, compared to 5.02% for the same three month period one year earlier.

The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $45.2 million, or 16.8%, to $314.3 million for the three months ended March 31, 2014, while the interest and dividend income from those investments increased by $360,000 compared to the prior fiscal year. The increase in average balance was primarily due to the purchase of $67.3 million in investment securities coupled with the acquisition of $34.3 million in investment securities from BankGreenville, partially offset by $36.3 million of payments received from principal payments and investment securities that were sold, called, or matured. In addition, the average yield on investment securities increased 25 basis points to 1.41% during the quarter ended March 31, 2014 from 1.16% during the quarter ended March 31, 2013, primarily as a result of the higher rate earned on the longer-term investment securities acquired from BankGreenville.

Interest Expense.  Interest expense for the three months ended March 31, 2014 was $1.2 million, compared to $1.6 million for the three months ended March 31, 2013, a decrease of $399,000, or 24.2%. The decrease in interest expense occurred as a result of a 17 basis point decrease in the average cost of interest-bearing liabilities to 0.43% for the three months ended March 31, 2014, from 0.60% for the same period one year earlier, despite a $40.8 million increase in average interest-bearing liabilities over the same time period. These decreases reflect lower deposit rates, specifically, the managed decline in certificates of deposit as our pricing decreases were designed to allow higher rate certificates of deposit to run off.

Deposit interest expense decreased $396,000, or 24.1%, to $1.2 million for the three months ended March 31, 2014 compared to $1.6 million for the same three month period in the prior fiscal year primarily as a result of a $31.2 million decrease in the average balance of certificates of deposit and a 22 basis point decrease in the cost of deposits. Average borrowings decreased to $2.2 million for the three months ended March 31, 2014, from $6.8 million for the three months ended March 31, 2013, while the average rate paid on borrowings decreased to 0.18% in the current three month period. This decrease in the average rate paid on borrowings was primarily a result of the repayment of $2.5 million in FHLB advances since March 31, 2013. While we do not anticipate further significant reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further downward repricing opportunities and aggressive competitive pricing has been reduced in response to modest loan demand in the current economic environment.

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

During the three months ended March 31, 2014, the recovery for loan losses was ($1.8 million), compared to a $500,000 provision for loan losses for the three months ended March 31, 2013. The large decrease in the provision was due to the combination of lower non-performing and classified loans, significantly lower loan charge-offs, and lower average loan balances compared to the same period during the prior fiscal year. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

The allowance for loan losses at March 31, 2014 primarily reflected the lingering weakness in the economy in our market areas and continued elevated level of delinquent, nonaccruing and classified loans, as well as declines in real estate values as compared to historical levels. It also reflected our continued concerns that the significant number of distressed sellers in the market and additional expected lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots. These concerns have remained elevated over recent periods as price declines for housing and related lot and land markets have occurred in most of our market areas and are only recently beginning to stabilize or improve. Aside from housing-related construction and development loans, nonaccruing loans generally reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity has also become a significant contributing factor to more recent late-cycle defaults in other non-housing-related segments of the portfolio which also factored into our provision calculation.

Nonaccruing loans decreased to $54.4 million at March 31, 2014 from $71.7 million at March 31, 2013. Delinquent loans (loans delinquent 30 days or more) decreased to $36.9 million at March 31, 2014, from $38.9 million at March 31, 2013.

Net charge-offs decreased to $56,000 for the three months ended March 31, 2014 from $1.8 million for the same period last year. Net charge-offs as a percentage of average loans decreased to 0.02% for the quarter ended March 31, 2014 from 0.60% for the same period last fiscal year. A comparison of the allowance at March 31, 2014 and 2013 reflects a decrease of $7.7 million to $25.3 million at March 31, 2014, from $33.0 million at March 31, 2013. The allowance as a percentage of total loans decreased to 2.16% at March 31, 2014, compared to 2.81% at March 31, 2013. The allowance as a percentage of nonaccruing loans increased to 46.47% at March 31, 2014, compared to 45.97% at March 31, 2013. At March 31, 2014, $24.4 million, or 44.8%, of total nonaccruing loans were current on their loan payments, of which $11.8 million were TDRs.

As of March 31, 2014, we had identified $74.0 million of impaired loans. Our impaired loans are comprised of loans on nonaccrual status and all TDRs, whether performing or on nonaccrual status under their restructured terms.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools.  For more information on these impaired loans, see Note 4 of the Notes to Consolidated Financial Statements under Item 1 of this report.

We believe that the allowance for loan losses as of March 31, 2014 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Non-interest Income.  Non-interest income was $2.0 million for the third quarter of fiscal 2014 compared to $2.6 million for the third quarter of fiscal 2013. This decrease was primarily due to a $607,000 reduction in mortgage banking income and fees resulting from a decrease in mortgage loan originations due to rising interest rates, which has slowed refinancing activity compared to the same quarter in the prior fiscal year.

Non-interest Expense.  Non-interest expense for the quarter ended March 31, 2014 increased $1.3 million, or 11.1%, to $13.4 million compared to $12.1 million for the quarter ended March 31, 2013. This increase was primarily related to a $767,000, or 11.4%, increase in salaries and employee benefits as compared to the same period in the prior fiscal year. Salaries and employee benefits increased during the three months ended March 31, 2014 primarily as a result of awards made under the Company’s 2013 Omnibus Incentive Plan and additional employees from the BankGreenville acquisition, as compared to the same period in the prior fiscal year. Additionally, non-interest expense increased as a result of a $449,000 in merger-related expenses associated with the pending acquisitions of both Jefferson Bancshares, Inc. and Bank of Commerce.

Income Taxes.  For the three months ended March 31, 2014, we recorded income tax expense of $967,000, which was an effective tax rate of 27.1%, compared to an expense of $490,000 for the three months ended March 31, 2013. This increase was due to higher income before income taxes. At March 31, 2014 and March 31, 2013, our deferred tax asset valuation allowance was $1.3 million and $2.2 million, respectively. The decrease in the tax asset valuation allowance reflects a reduction in value due to the state tax rate reduction.

Comparison of Results of Operation for the Nine Months Ended March 31, 2014 and 2013

General.  During the nine months ended March 31, 2014, we had net income of $8.8 million as compared to net income of $6.0 million for the nine months ended March 31, 2013. The increase in net income for the nine months ended March 31, 2014 was primarily a result of a $4.8 million recovery from the allowance for loan losses partially offset by a $3.5 million increase in income tax expense. On a basic and diluted per share basis, the Company earned $0.46 per share in the first nine months of fiscal 2014, compared to $0.30 per share in the first nine months of fiscal 2013.

Net Interest Income.  Net interest income before provision for loan losses was $40.3 million for the nine months ended March 31, 2014 compared to $40.1 million for the nine months ended March 31, 2013. Net interest income increased $192,000, or 0.5%, compared to the same period in the prior fiscal year as a $2.4 million decline in loan interest income was virtually offset by an $839,000 increase in income from securities available for sale due to an increase in the average balance and a decrease in deposit and other borrowing costs of $1.6 million due to a reduction in market rates of interest. The net interest margin (on a fully taxable-equivalent basis) for the nine months ended March 31, 2014 decreased 4 basis points over the same period last year to 3.79%. Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans’ contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors.

Interest Income.  Interest income for the nine months ended March 31, 2014 was $44.5 million, compared to $45.9 million for the nine months ended March 31, 2013, a decrease of $1.4 million, or 3.0%. The decrease in interest income occurred primarily as a result of the $29.7 million decrease in average loans receivable coupled with a 16 basis point decrease in the average tax-equivalent loan yield. Interest income on loans receivable decreased by $2.4 million, or 5.4%, to $42.0 million for the nine months ended March 31, 2014 from $44.4 million for the nine months ended March 31, 2013. The decrease in the average tax-equivalent loan yields reflects the continuing very low level of market interest rates, the maturity or repayment of higher yielding loans, and downward repricing of adjustable rate loans to current market rates. The average tax-equivalent yield on loans was 4.98% for the nine months ended March 31, 2014, compared to 5.14% for the same nine month period one year earlier.

The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $43.0 million, or 16.0%, to $312.1 million for the nine months ended March 31, 2014, while the interest and dividend income from those investments increased by $1.0 million compared to the prior fiscal year.  The increase in average balance was primarily due to the purchase of $38.0 million in investment securities (net of sales and maturities) coupled with the acquisition of $34.3 million in investment securities from BankGreenville. In addition, the average yield on investment securities increased 34 basis points to 1.50% during the nine months ended March 31, 2014 from 1.16% during the nine months ended March 31, 2013, primarily as a result of the investment securities acquired from BankGreenville. The yield on other interest-earning assets increased from 0.75% to 1.95% due to higher yielding corporate bonds acquired from BankGreenville.

Interest Expense.  Interest expense for the nine months ended March 31, 2014 was $4.2 million, compared to $5.8 million for the nine months ended March 31, 2013, a decrease of $1.6 million, or 27.5%. The decrease in interest expense occurred as a result of a 20 basis point decrease in the average cost of interest-bearing liabilities to 0.48% for the nine months ended March 31, 2014, from 0.68% for the same period one year earlier, despite a $23.0 million increase in average interest-bearing liabilities. This decrease is primarily attributable to the managed decline in rates paid on certificates of deposit.

Deposit interest expense decreased $1.3 million, or 23.9%, to $4.2 million for the nine months ended March 31, 2014 compared to $5.5 million for the same nine month period in the prior fiscal year primarily as a result of a $30.9 million decrease in the average balance of certificates of deposit and a 24 basis point decrease in the cost of these deposits. Average borrowings decreased to $2.3 million for the nine months ended March 31, 2014, from $13.9 million for the nine months ended March 31, 2013, while the average rate paid on borrowings decreased to 0.29% in the current nine month period from 2.69% for the nine months ended March 31, 2013. This decrease in the average rate paid on borrowings was primarily a result of the repayment of all of HomeTrust Bank’s FHLB advances during the quarter ended March 31, 2013, with no new advances since then other than the assumption of $2.5 million in advances from BankGreenville. While we do not anticipate further significant reductions in market interest rates, we do expect additional modest declines in deposit costs over the near term as maturities of certificates of deposit will present further downward repricing opportunities and aggressive competitive pricing has been reduced in response to modest loan demand in the current economic environment.

Provision for Loan Losses.  During the nine months ended March 31, 2014, the recovery for loan losses was ($4.8 million), compared to a $2.3 million provision for loan losses for the nine months ended March 31, 2013. The decrease in the provision was due to the combination of lower non-performing and classified loans, significantly lower loan charge-offs, and lower average loan balances compared to the same period during the prior fiscal year. Net loan charge-offs decreased to $2.0 million during the nine months ending March 31, 2014 compared to $4.4 million for the same period in the prior fiscal year. Net charge-offs as a percentage of average loans also decreased to 0.22% for the nine months ended March 31, 2014 from 0.49% for the same period last fiscal year. Average loans receivable decreased $29.7 million, or 2.4%, to $1.19 billion for the nine months ended March 31, 2014 from $1.22 billion for the same period last year. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

Non-interest Income.  Non-interest income was $6.5 million for the nine months ended March 31, 2014 compared to $7.8 million for the nine months ended March 31, 2013. Mortgage banking income and fees decreased $1.5 million or 38.4% as proceeds from sales of loans held for sale decreased to $69.9 million during the nine month period compared to $183.4 million for the same period for fiscal 2013. Mortgage loan origination volume has decreased due to rising interest rates, which has slowed refinancing activity compared to the same nine month period in the prior fiscal year.

Non-interest Expense.  Non-interest expense for the nine months ended March 31, 2014 decreased $214,000, or 0.6%, to $38.6 million from $38.8 million for the nine months ended March 31, 2013. This decrease was primarily related to $3.1 million in prepayment penalties on FHLB borrowings repaid during the prior fiscal year period, partially offset by a $2.8 million, or 14.5%, increase in salaries and employee benefits during the current nine month period as compared to the same period in the prior fiscal year. Salaries and employee benefits increased during the nine months ended March 31, 2014 primarily as a result of awards made under the Company’s 2013 Omnibus Incentive Plan and additional employees from the BankGreenville acquisition, as compared to the same period in the prior fiscal year. Non-interest expenses as a percentage of average assets decreased to 3.14% for the nine months ended March 31, 2014, as compared to 3.22% for the same period one year earlier.

Income Taxes.  For the nine months ended March 31, 2013, the Company’s income tax expense was $4.2 million, an increase of $3.5 million, compared to an expense of $788,000 for the nine months ended March 31, 2013. This increase was due to higher income before income taxes, as well as a nonrecurring $962,000 charge to tax expense for the decrease in the value of our deferred tax assets as a result of reductions in North Carolina’s state corporate tax rates over the next two years. Beginning January 1, 2014, North Carolina’s corporate tax rate was reduced to 6.0% from 6.9% and will be further reduced to 5.0% in 2015 with possible further reductions to 3.0% in 2017 in the event certain state revenue triggers are achieved. The Company’s effective income tax rate for the nine months ended March 31, 2014 was 32.5%.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business.  We rely on a number of different sources in order to meet our potential liquidity demands.  The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2014, HomeTrust Bank had an additional borrowing capacity of $277.4 million with the FHLB of Atlanta, a $139.5 million line of credit with the Federal Reserve Bank of Richmond and a $5.0 million line of credit with another unaffiliated bank. At March 31, 2014, we had $2.2 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At March 31, 2014 brokered deposits totaled $10.0 million, or 0.8% of total deposits.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. HomeTrust Bancshares on a stand-alone level is a separate legal entity from HomeTrust Bank and must provide for its own liquidity and pay its own operating expenses. The Company’s primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from HomeTrust Bank, although there are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. At March 31, 2014, the Company (on an unconsolidated basis) had liquid assets of $44.7 million.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2014, the total approved loan commitments and unused lines of credit outstanding amounted to $50.3 million and $166.7 million, respectively, as compared to $54.2 million and $151.6 million, respectively, as of June 30, 2013. Certificates of deposit scheduled to mature in one year or less at March 31, 2014, totaled $364.6 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

    During the first nine months of fiscal 2014, cash and cash equivalents decreased $42.3 million, or 33.6%, from $125.7 million as of June 30, 2013 to $83.4 million as of March 31, 2014. The decrease was primarily attributable to the purchase of $67.3 million in investment securities during the period. Securities available for sale increased $65.1 million, or 263.2%, to $89.9 million at March 31, 2014 from $24.8 million at June 30, 2013 as a result of the purchase of $38.0 million in investment securities (net of sales and maturities) coupled with the acquisition of $34.3 million in investment securities from BankGreenville. Cash used for financing activities of $55.0 million and cash used for investing activities of $8.3 million was partially offset by cash provided by operating activities of $21.0 million. Primary sources of cash for the nine months ended March 31, 2014 included a net decrease in portfolio loans of $36.6 million, proceeds from the sale of REO of $8.2 million, and $7.0 million in principal repayments of mortgage-backed securities. Primary uses of cash during the period included the purchase of securities available for sale of $67.3 million, the $32.0 million decrease in deposits, the purchase of certificates of deposit in other banks, net of maturities, of $23.1 million and the repurchase of $20.5 million in common stock.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the three or nine months ended March 31, 2014, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at March 31, 2014, is as follows (in thousands):

Commitments to make loans	$50.3
Unused lines of credit	166.7
Total loan commitments	$217.0

Capital Resources

At March 31, 2014, equity totaled $358.4 million.  Management monitors the capital levels of the Company to provide for current and future business opportunities and to ensure HomeTrust Bank meets regulatory guidelines for “well-capitalized” institutions. HomeTrust Bank is subject to minimum capital requirements imposed by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on HomeTrust Bank’s financial statements. As of March 31, 2014, HomeTrust Bank was “well-capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” HomeTrust Bank must maintain the minimum capital ratios set forth in the table below.

HomeTrust Bank’s actual and required minimum capital amounts and ratios to be categorized “adequately” and “well capitalized” are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2014:
Tier I Capital (to Total Adjusted Assets)	$226,003	14.54%	$62,176	4.00%	$77,720	5.00%
Tier I Capital (to Risk-weighted Assets)	$226,003	21.09%	$42,864	4.00%	$64,296	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$239,546	22.35%	$85,728	8.00%	$107,161	10.00%

As of June 30, 2013:
Tier I Capital (to Total Adjusted Assets)	$228,454	15.25%	$59,920	4.00%	$74,901	5.00%
Tier I Capital (to Risk-weighted Assets)	$228,454	21.89%	$-	-%	$62,620	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$241,736	23.16%	$83,493	8.00%	$104,367	10.00%

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

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2014, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2014, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 31, 2014, a class action complaint, captioned William P. Cooper III v. Jefferson Bancshares, Inc., et al., was filed under Case No. 2014-cv-35 in the Chancery Court of Hamblen County, Tennessee, against Jefferson, its directors, Jefferson Federal Bank, HomeTrust and HomeTrust Bank challenging the merger. On April 1, 2014, the plaintiff filed an amended class action complaint. The complaint alleges, among other things, that the Jefferson directors breached their fiduciary duties to Jefferson and its stockholders by agreeing to the proposed merger at an unfair price pursuant to a flawed sales process, by agreeing to terms with HomeTrust that discourages other bidders and by filing an initial Form S-4 registration statement which included a preliminary proxy statement/prospectus that purportedly omits material information. The plaintiff further alleges that Jefferson’s directors and officers were not independent or disinterested with respect to the merger. The plaintiff also alleges that HomeTrust and HomeTrust Bank aided and abetted the Jefferson directors' breaches of fiduciary duties. The complaint seeks, among other things, an order enjoining the defendants from consummating the merger, as well as attorneys' and experts' fees and certain other damages. Jefferson, its directors, and HomeTrust believe this action is without merit and intend to vigorously defend against the lawsuit.  On April 24 and 25, Jefferson Federal Bank, its directors, and HomeTrust filed motions with the court seeking dismissal of the lawsuit for failing to state a cognizable claim.  A hearing date has not yet been set for these motions.

Apart from the foregoing, from time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of any such litigation.

Item 1A.  Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s 2013 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

The table below sets forth information regarding HomeTrust Bancshares’ common stock repurchases during the three months ended March 31, 2014.

			Total Number	Maximum
			Of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	Of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
January 1, 2014 – January 31, 2014	-	$-	-	989,183
February 1, 2014 – February 28, 2014	47,632	15.65	47,632	941,551
March 1, 2014 – March 31, 2014	168,403	15.82	168,403	773,148
Total	216,035	$15.78	216,035	-

The Company did not sell any securities that were not registered under the Securities Act of 1933 during the three months ended March 31, 2014.

On January 31, 2014 the Company announced that its Board of Directors had authorized the repurchase of up to 989,183 shares of the Company’s common stock, representing 5% of the Company’s outstanding shares. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of March 31, 2014, 216,035 shares were purchased.

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

HomeTrust Bancshares, Inc.

Date: May 12, 2014	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: May 12, 2014	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Senior Vice President, CFO, and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Agreement and Plan of Merger, dated as of January 22, 2014, by and between HomeTrust Bancshares, Inc. and Jefferson Bancshares, Inc.	(a)
3.1	Charter of HomeTrust Bancshares, Inc.	(b)
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.’s Junior Participating Preferred Stock, Series A	(c)
3.3	Bylaws of HomeTrust Bancshares, Inc.	(d)
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Registrar and Transfer Company, as Rights Agent	(c)
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	(b)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(e)
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon, Howard L. Sellinger and Charles I. Abbitt, Jr.	(b)
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(f)
10.5	Employment Agreement between HomeTrust Bank and Sidney A.Biesecker	(b)
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	(b)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(b)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(b)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(b)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(b)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(b)
10.7E	SERP Joinder Agreement for Stan Allen	(b)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(b)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(b)
10.7H	SERP Joinder Agreement for William T. Flynt	(b)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(g)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	*
10.8A	Director Emeritus Plan Joinder Agreement for Franklin V. Beam	*
10.8B	Director Emeritus Plan Joinder Agreement for William T. Flynt	*
10.8C	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	*
10.8D	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	*
10.8E	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	*
10.8F	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	*
10.8G	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	*
10.8H	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	*
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	*
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	*
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	*
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(h)
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	(i)
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(j)
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(j)
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(j)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(j)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(j)
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.0
101	The following materials from HomeTrust Bancshares’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements. *	101

_________________
(a)	Attached as Appendix A to the joint proxy statement/prospectus filed by HomeTrust Bancshares on April 28, 2014 pursuant to Rule 424(b) of the Securities Act of 1933.
(b)	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.
(c)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).
(d)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on January 29, 2014 (File No. 001-35593).
(e)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).
(f)	Filed as an exhibit to HomeTrust Bancshares’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).
(g)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.
(h)	Filed as an exhibit to HomeTrust Bancshares’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-35593).
(i)	Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on December 5, 2012 (File No. 001-35593).
(j)	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.
*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.