Form 10-K
period 2014-06-30
HomeTrust Bancshares, Inc.
filed 2014-09-15
CIK 1538263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

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

As of September 5, 2014, there were issued and outstanding 20,512,248 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock as of December 31, 2013, was $300.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

HOMETRUST BANCSHARES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

Forward-Looking Statements

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:  the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Office of the Comptroller of the Currency (“OCC”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; increases in premiums for deposit insurance; management’s assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets;  inability of key third-party providers to perform their obligations to us; statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”); changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission, including this report on Form 10-K.

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

PART I
Item 1. Business

General

HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the savings and loan holding company for HomeTrust Bank in connection with HomeTrust Bank’s conversion from mutual to stock form, which was completed on July 10, 2012 (the “Conversion”). In connection with the Conversion, HomeTrust Bancshares issued an aggregate of 21,160,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $211.6 million. HomeTrust Bancshares received $208.4 million in net proceeds from the stock offering of which $104.2 million or 50% of the net proceeds were contributed to HomeTrust Bank upon completion of the Conversion. HomeTrust Bancshares’ business activities generally are limited to passive investment activities and oversight of its investment in HomeTrust Bank. HomeTrust Bank is the eighth largest community bank headquartered in North Carolina based on asset size. Our headquarters is located in Asheville, North Carolina.

As of August 25, 2014, HomeTrust Bancshares converted from a savings and loan holding company to a bank holding company and is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”), as a result of HomeTrust Bank converting from a federal savings bank to a national bank with the title, “HomeTrust Bank, National Association.” HomeTrust Bank is regulated by the OCC, its primary federal regulator, and by the Federal Deposit Insurance Corporation (“FDIC”), the insurer of its deposits. HomeTrust Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB” or “FHLB of Atlanta”), which is one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB System”).  At June 30, 2014, HomeTrust Bank had total assets of $2.07 billion, total deposits of $1.58 billion and total stockholders' equity of $377.2 million.

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

Between fiscal years 1996 and 2011, five mutual saving banks joined the HomeTrust Banking Partnership. In addition, in 2007 we formed a de novo branch, known as the Rutherford County Bank, as another partner. Each now operates as a banking division of HomeTrust Bank with a local management team, board of directors and employees. HomeTrust Bank and its banking divisions, which we sometimes refer to as “partner banks”, are set forth below:

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

We intend to expand through organic growth and through the acquisition of other community financial institutions and/or bank branches. Our goal is to continue to enhance our franchise value and earnings through strategic, planned growth in our banking operations, while maintaining the community-focused, relationship style of exceptional customer service that has differentiated our brand and characterized our success to date. As part of this strategy, On July 31, 2013, we completed our first acquisition as a public company, by acquiring BankGreenville Financial Corporation (“BankGreenville”) with one office in Greenville, South Carolina. On May 31, 2014, we completed our acquisition of Jefferson Bancshares, Inc. (“Jefferson”), the holding company for Jefferson Federal Bank, with twelve branch office locations across East Tennessee. Additionally, on July 31, 2014, we completed our acquisition of Bank of Commerce with one office in Charlotte, North Carolina.

At June 30, 2014 we had 34 banking offices in North Carolina (including the Asheville metropolitan area and the “Piedmont” region), South Carolina (Greenville), and East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown).

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

Recent Developments (activity after the fiscal year end)

On July 21, 2014, the HomeTrust Bank opened a commercial loan production office (“LPO”) in downtown Roanoke, Virginia.

On July 31, 2014, HomeTrust Bank completed its acquisition of Bank of Commerce. Bank of Commerce shareholders were paid $6.25 per share in cash consideration, representing approximately $10.1 million of aggregate deal consideration. In addition, all $3.2 million of Bank of Commerce’s preferred stock was redeemed. Bank of Commerce had total assets of $122.8 million, total deposits of $92.8 million, and stockholders’ equity of $12.3 million at June 30, 2014.

On August 13, 2014, the Bank received approval from the Office of the Comptroller of the Currency to purchase the branch banking operations of ten locations in Virginia and North Carolina from Bank of America Corporation.  Six of the branches are located in Roanoke Valley, two in Danville, one in Martinsville, Virginia, and one in Eden, North Carolina. The acquisition will add approximately $504 million of deposits. In addition to the branches, the Bank will acquire a small amount of loans as part of the transaction. The Bank expects the purchase to be effective Monday, November 17, 2014, following satisfaction of customary closing conditions.

On August 25, 2014, HomeTrust Bank converted from a federal savings bank charter to a national bank charter. Additionally, HomeTrust Bancshares, Inc. converted to a bank holding company.

Market Areas

HomeTrust Bank operates in eight metropolitan statistical areas: Asheville, NC; Charlotte-Concord-Gastonia, NC-SC; Greenville-Anderson-Mauldin, SC; Johnson City, TN; Kingsport-Bristol-Bristol, TN-VA; Knoxville, TN; Morristown, TN and Roanoke, VA.

Asheville is known for its natural beauty and scenic surroundings. In addition, the Asheville metropolitan area has a vibrant cultural and arts community that parallels that of many larger cities in the United States and is home to a number of historical attractions, the most prominent of which is the Biltmore Estate, a historic mansion with gardens and a winery that draws approximately one million tourists each year. Due to its scenic location and diverse cultural and historical offerings, the Asheville metropolitan area has become a popular destination for tourists, which has historically positively impacted our local economy. In addition, affordable housing prices compared to many bigger cities, combined with the region’s favorable climate, scenic surroundings and cultural attractions, have also made the Asheville metropolitan area an increasingly attractive destination for retirees seeking to relocate from other parts of the United States.

Not unlike many areas across the country, the recent economic recession has caused the Asheville metropolitan area to experience a decline in tourism and a reduced influx of retirees from other parts of the country.  In addition, the recent economic recession has also resulted in increased job losses in the manufacturing services sector. Over the course of the past three years, the tourism industry in the Asheville metropolitan area has largely recovered, which has positively impacted the economy in a number of our local markets, such as Buncombe and Henderson Counties, which directly benefit from this industry. Based on information from the North Carolina Association of Realtors, the average existing home price in the Asheville metropolitan area in June 2014 was $290,530, a 12% increase from June 2013 and a 1% increase from June 2012. Existing home sales in the Asheville metropolitan area for June 2014 increased by 22% and 13% as compared to June 2013 and 2012, respectively. The average unemployment rate in the Asheville metropolitan area in 2013 was 6.3%, a decrease from 7.7% in 2012, and a decrease from 8.1% in 2011.

The Charlotte-Concord-Gastonia, NC-SC metropolitan area is located in both North and South Carolina,   within and surrounding the city of Charlotte. Located in the Piedmont region of the Southeastern United States, the Charlotte metropolitan area is well known for its auto racing history (especially NASCAR). The region is headquarters to 8 Fortune 500 and 7 Fortune 1000 companies, including Bank of America, Duke Energy, Nucor Steel, and Lowe's Home Improvement Stores. Additional headquarters include Harris Teeter, Food Lion, Cheerwine and Sundrop. The Charlotte MSA is the largest in the Carolinas. Based on information from the North Carolina Association of Realtors, the average existing home price in the Charlotte-Concord-Gastonia, NC-SC metropolitan area in June 2014 was $257,854, an 8% increase from June 2013 and a 23.5% increase from June 2012. The Charlotte-Concord-Gastonia, NC-SC metropolitan area had a 2013 total population of 2.3 million, which is unchanged from 2012 and 2011. The average unemployment rate in the Charlotte-Concord-Gastonia, NC-SC metropolitan area in 2013 was 8.1%, a decrease from 9.3% in 2012, and a decrease from 10.7% in 2011.

The Greenville-Anderson-Mauldin, SC metropolitan area is located in upstate South Carolina, in the foothills of the Blue Ridge Mountains. The MSA had a 2013 total population of 850,047, an increase of 3.1% from 2010, and an increase of 14.6% from 2000. Major employment sectors for the MSA include services, manufacturing, and retail trade comprising 45.4%, 19.8%, and 12.6% of all jobs, respectively. The average unemployment rate in the Greenville-Anderson-Mauldin, SC MSA in 2013 was 6.2%, a decrease from 7.5% in 2012, and a decrease from 8.5% in 2011.

The Johnson City, TN metropolitan area is an economic hub largely fueled by East Tennessee State University and the medical "Med-Tech" corridor, anchored by the Johnson City Medical Center, Franklin Woods Community Hospital and affiliated facilities. The city’s museums and historical sites include the Hands On! Museum and the Tipton-Haynes State Historic Site, which hosts the annual Bluegrass and Sorghum Making Festival, as well as other seasonal events. The average unemployment rate in the Johnson City, TN metropolitan area in 2013 was 7.8%, a slight increase from 7.6% in 2012, and a decrease from 8.6% in 2011.

The Kingsport-Bristol-Bristol, TN-VA metropolitan statistical area is home to the headquarters of Eastman Chemical Company. The major economic components in Kingsport are healthcare, manufacturing and educational services. The average unemployment rate in the Kingsport-Bristol-Bristol, TN-VA metropolitan statistical area in 2013 was 7.5%, a decrease from 7.6% in 2012, and a decrease from 8.3% in 2011.

    The Knoxville, TN metropolitan area is located where the French Broad and Holston Rivers converge to form the Tennessee River. It is the largest city in East Tennessee and ranks third largest in the state. It is located in a broad valley between the Cumberland Mountains to the northwest and the Great Smoky Mountains to the southeast. The Knoxville area is frequently cited in national surveys as a quality place in which to live. The University of

Tennessee calls Knoxville home, with over 27,000 students, making an array of educational and cultural opportunities available to area residents. Affordable housing, health care costs below the national average, a low crime rate, and a pleasant climate with lakes and mountains nearby are factors which make Knoxville an attractive place to settle. Major employment sectors in the Knoxville area include government, education, and healthcare. The estimated population of the Knoxville, TN MSA in 2013 was 852,715, an increase of 21.0% from 2011. The average unemployment rate in the Knoxville, TN metropolitan area in 2013 was 6.9%, a slight increase from 6.7% in 2012, and a decrease from 7.5% in 2011.

The Morristown, TN metropolitan area includes facilities for numerous Fortune 500 companies including General Electric, International Paper, Alcoa (Howmet), Coca-Cola, Lear Corporation, Pepsi Bottling, NCR Corporation and Arvin Meritor, Inc. Morristown also includes the facilities of a number of international companies from countries such as Germany, Japan, Sweden, United Kingdom, Italy, Canada and France. Local industries include furniture manufacturing, poultry processing, aircraft parts, healthcare products and automotive parts. Agriculture including soybeans, corn, livestock and dairy are also significant economic components. Morristown's major job providing segments are healthcare, manufacturing, educational services, furniture and related products, transportation equipment, educational services, and accommodation and food services. The average unemployment rate in the Morristown, TN metropolitan area in 2013 was 9.5%, a decrease from 9.8% in 2012, and a decrease from 11.0% in 2011.

The Roanoke, VA metropolitan area is located in the Roanoke Valley of western Virginia in the midst of the Blue Ridge and Alleghany Mountains. This 1,874-square mile region is bordered on the west by West Virginia and along the east by the Blue Ridge Mountains. The area is strategically accessible to both the East Coast and Mid-West markets with Interstate 81 passing through the region, Interstate 64 directly north, and Interstate 77 nearby to the south. The Roanoke MSA is the transportation hub of the area with an integrated interstate highway, rail, and air transportation network. Roanoke has the most diverse economy in Virginia and is the cultural and business hub for western Virginia. The Roanoke MSA is home to several large regional banking offices, headquarters of the Fortune 500 retailer Advance Auto, and to several large advanced manufacturing operations, such as those owned by General Electric, ITT Exelis, Dynax America, and Optical Cable Corporation, among others. The Roanoke, VA MSA’s major employment sectors include government, health care and social assistance, retail trade, and manufacturing. The average unemployment rate in the Roanoke, VA metropolitan area in 2013 was 5.8%, a decrease from 6.1% in 2012, and a decrease from 6.8% in 2011.

There are indications over the past year that the U.S. job market is improving. In June 2014, the national unemployment rate was 6.1%. Additionally in June 2014, the state unemployment rates for North Carolina, South Carolina, Tennessee and Virginia were 6.5%, 5.7%, 7.4%, and 5.4%, respectively. The national unemployment rate was 7.5% and 8.2% as of June 2013 and 2014, respectively. The state unemployment rates for North Carolina, South Carolina, Tennessee and Virginia as of June 2013 and 2014 were 8.6% and 9.6%, 8.3% and 9.5%, and 8.9% and 8.7%, and 6.0% and 6.2%, respectively.

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

We attract our deposits through our branch office system. Competition for deposits is principally from other savings institutions, commercial banks and credit unions located in the same communities, as well as mutual funds and other alternative investments. We believe that we compete for deposits by offering superior service and a variety of deposit accounts at competitive rates. We also have a highly competitive suite of cash management services, technology solutions, and internal support expertise specific to the needs of small to mid-sized commercial business customers. Based on the most recent branch deposit data provided by the FDIC, HomeTrust Bank was third, twentieth, twenty-fourth, eighth, twentieth, thirty-fifth, and second in share of deposits in the Asheville, NC; Charlotte-Concord-Gastonia, NC-SC; Greenville-Anderson-Mauldin, SC; Johnson City, TN; Kingsport-Bristol-Bristol, TN-VA; Knoxville, TN; and Morristown, TN Metropolitan Statistical Areas, respectively. HomeTrust Bank was fourth, seventeenth, and eighth in deposit share in the nine North Carolina, one South Carolina, and four Tennessee counties in which we operate, respectively. Finally, HomeTrust Bank had a deposit market share of 0.38%, 0.13%, and 0.34% of all banks and thrifts in North Carolina, South Carolina, and Tennessee, respectively.

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

In addition, the way we create differentiation from our competition to fuel organic growth is by focusing on “HOW” we deliver our products and services. When we promise our customers that ‘It’s Just Better Here’, more than anything, it refers to the care and responsiveness our employees provide to each and every customer.  Teamwork is key to our success. Many of our employees have been a part of the HomeTrust Banking Partnership for decades, while a significant number of employees have more recently brought their industry knowledge and expertise to us through internal growth and acquisition, reflecting their desire to be a part of a high performing team that works well together to make a difference for customers. Our culture includes relationship training and coaching with respect to banking and adding value to our customers. This “culture model” includes four key principles:

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

Lending Activities

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and allowances for losses) at the dates indicated.

	At June 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Retail consumer loans:
One- to four-family	$660,200	44.08%	$602,980	51.69%	$620,486	50.36%	$610,528	45.88%	$509,464	39.50%
Home equity	148,379	9.91	125,676	10.77	143,052	11.61	156,720	11.78	157,050	12.18
Construction and land/lots	59,249	3.96	51,546	4.42	53,572	4.35	68,199	5.12	79,007	6.13
Consumer	15,164	1.01	3,349	0.29	3,819	0.31	4,265	0.32	3,769	0.29
Total retail consumer loans	882,992	58.95	783,551	67.17	820,2929	66.63	839,712	63.10	749,290	58.09

Commercial loans:
Commercial real estate	377,769	25.22	231,086	19.81	238,644	19.37	269,449	20.24	270,272	20.95
Construction and development	56,457	3.77	23,994	2.06	42,362	3.44	79,458	5.97	127,054	9.85
Commercial and industrial	74,435	4.97	11,452	0.98	14,578	1.18	19,250	1.45	20,117	1.56
Municipal leases	106,215	7.09	116,377	9.98	115,516	9.38	122,921	9.24	123,099	9.54
Total commercial loans	614,876	41.05	382,909	32.83	411,100	33.37	491,078	36.90	540,542	41.91

Total loans	1,497,868	100.00%	1,166,460	100.00%	1,232,029	100.00%	1,330,790	100.00%	1,289,832	100.00%

Less:
Deferred fees	(1,340)		(2,277)		(2,984)		(4,273)		(4,509)
Allowance for losses	(23,429)		(32,073)		(35,100)		(50,140)		(41,713)
Total loans receivable, net	$1,473,099		$1,132,110		$1,193,945		$1,276,377		$1,243,610

The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and allowances for loan losses) at the dates indicated.

	At June 30,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-rate loans:
Retail consumer loans:
One- to four-family	$350,725	23.42%	$340,399	29.18%	$329,171	26.72%
Home equity	-	-	711	0.06	201	0.02
Construction and land/lots	37,484	2.50	30,163	2.59	24,652	2.00
Consumer	14,911	1.00	3,327	0.29	3,797	0.31
Commercial loans:
Commercial real estate	258,272	17.24	167,168	14.33	157,209	12.76
Construction and development	36,070	2.41	15,933	1.37	21,566	1.75
Commercial and industrial	40,606	2.71	8,732	0.75	8,660	0.70
Municipal leases	106,215	7.09	116,377	9.98	115,516	9.38
Total fixed-rate loans	844,283	56.37	682,810	58.54	660,772	53.63

Adjustable-rate loans:
Retail consumer loans:
One- to four-family	309,475	20.66	262,581	22.51	291,315	23.65
Home equity	148,379	9.91	124,965	10.71	142,851	11.59
Construction and land/lots	21,765	1.45	21,383	1.83	28,920	2.35
Consumer	253	0.02	22	-	22	-
Commercial loans:
Commercial real estate	119,497	7.98	63,918	5.48	81,435	6.61
Construction and development	20,387	1.36	8,061	0.69	20,796	1.69
Commercial and industrial	33,829	2.26	2,720	0.23	5,918	0.48
Municipal leases	-	-	-	-	-	-
Total adjustable-rate loans	653,585	43.63	483,650	41.46	571,257	46.37

Total loans	1,497,868	100.00%	1,166,460	100.00%	1,232,029	100.00%

Less:
Deferred fees	(1,340)		(2,277)		(2,984)
Allowance for losses	(23,429)		(32,073)		(35,100)
Total loans receivable, net	$1,473,099		$1,132,110		$1,193,945

The increase in loans during 2014 was primarily driven by the $329.3 million in loans obtained as part of our acquisition of Jefferson effective May 31, 2014.  These loans are accounted for under Accounting Standards Codification (“ASC”) Topic 310, Receivables, which requires purchased loans to be recorded at fair value on the acquisition dated with no separate allowance for loan losses. For further discussion of the Company’s acquisition accounting for loans, see Note 1-Summary of Significant Accounting Polices, Note 2-Business Combinations, and Note 4-Loans in the consolidated financial statements.

Loan Maturity.  The following table sets forth certain information at June 30, 2014 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Retail Consumer
	One- to Four-Family		Home Equity		Construction and land/lots		Consumer
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending June 30,
2015	$15,788	5.58%	$1,577	4.55%	$1,997	6.37%	$1,876	3.15%
2016	8,120	5.56	2,632	4.17	2,207	5.91	793	5.00
2017	9,009	5.75	4,838	3.96	1,412	6.66	1,114	5.55
2018 and 2019	30,156	5.14	21,139	4.10	1,646	6.53	2,809	4.80
2020 to 2023	99,745	4.08	61,603	4.37	4,016	5.83	7,499	4.67
2024 to 2028	106,033	4.16	44,174	3.94	11,309	5.88	276	4.50
2029 and following	391,349	4.14	12,416	2.87	36,662	4.09	797	14.14
Total	$660,200	4.25%	$148,379	4.04%	$59,249	4.82%	$15,164	4.93%

	Commercial Loans
	Commercial Real Estate		Construction and Development		Commercial and Industrial		Municipal Leases(1)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending June 30,
2015	$51,314	5.22%	$25,562	4.94%	$37,811	4.62%	$1,254	5.97%
2016	22,574	5.36	4,942	4.64	4,614	4.54	1,534	6.95
2017	34,302	4.96	5,955	4.61	5,280	4.89	2,227	7.42
2018 and 2019	150,813	4.31	12,556	4.43	16,474	4.30	8,178	6.38
2020 to 2023	81,675	4.40	4,941	3.97	5,443	4.14	14,895	7.06
2024 to 2028	28,168	4.53	2,249	4.29	4,111	4.92	38,659	7.34
2029 and following	8,923	3.17	252	6.16	702	5.81	39,468	7.31
Total	$377,769	4.50%	$56,457	4.68%	$74,435	4.55%	$106,215	7.19%

	Total
	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending June 30,
2015	$137,179	5.06%
2016	47,416	5.24
2017	64,137	5.09
2018 and 2019	243,770	4.49
2020 to 2023	279,817	4.43
2024 to 2028	234,980	4.78
2029 and following	490,569	4.29
Total	$1,497,868	4.56%

(1)	The weighted average rate of municipal loans is adjusted for a 34% federal tax rate since the interest income from these leases is tax exempt.

The total amount of loans due after June 30, 2015, which have predetermined interest rates is $771.9 million, while the total amount of loans due after such dates which have adjustable interest rates is $588.2 million.

Lending Authority.  Residential real estate loans up to $750,000 may be approved at varying levels by certain officers of HomeTrust Bank. Our Chief Credit Officer may approve loans up to $5.0 million. Loan relationships in excess of $5.0 million in total credit exposure must be approved by our Senior Loan Committee. Loans outside our general underwriting guidelines generally must be approved by the Chief Credit Officer, Chief Banking Officer, a Senior Credit Officer, or Mortgage Fulfilment Manager for residential loans. Certain other bank officers may approve loans outside of our general underwriting guidelines on a limited basis and generally at a lower amount. Lending authority is also granted to certain other bank officers at lower amounts, generally up to $500,000 in total credit exposure for real estate secured loan relationships, provided the loan does not have a Criticized or Classified risk grade.

Beginning in fiscal year 2008, we implemented continuously more stringent underwriting policies and procedures related to residential lending as the economy and housing market continued to deteriorate, which included an increased emphasis on a borrower’s ongoing ability to repay a loan by requiring lower debt to income ratios, higher credit scores and lower loan to value ratios than our previous lending policies had required. As a result, the percentage of one-to four-family residential loans and home equity lines of credit made to borrowers with a credit score greater than 675 has increased from 78.6% during fiscal 2007 to 93.7% during fiscal 2014. This has also resulted in a reduced percentage of loans approved as compared to loan applications, from 83.9% during fiscal 2007 to 67.9% in fiscal 2014.

At June 30, 2014, the maximum amount under federal regulation that we could lend to any one borrower and the borrower’s related entities was approximately $43.2 million. Our five largest lending relationships are with commercial borrowers and totaled approximately $48.6 million in the aggregate, or 3.2% of our $1.50 billion net loan portfolio at June 30, 2014. The largest lending relationship at June 30, 2014 consisted of approximately $19.9 million in twenty-six loans. The largest loan in this relationship had an outstanding balance of $2.9 million as of June 30, 2014 and was secured by a non-owner-occupied retail property located in Buncombe County. The remaining relationship exposure primarily consisted of various non-owner-occupied commercial real estate properties located throughout Buncombe County, and owner-occupied residential property located in Buncombe County, NC. At June 30, 2014 these loans were performing in accordance with their original repayment terms.

The second largest lending relationship at June 30, 2014 was approximately $11.7 million to a local borrower in East Tennessee consisting of three loans, the largest of which is a $4.4 million loan secured by a nursing home located in Sacramento, California. The remaining loans are secured by a nursing home and medical facility also located in California. As of June 30, 2014, all loans in the relationship were performing in accordance with their original repayment terms.

The third largest lending relationship at June 30, 2014 was approximately $6.6 million consisting of two leases, the largest of which was a $3.5 million lease secured by two fire substations, two fire trucks and affiliated machinery and equipment, land, and two squad trucks. The remaining lease is secured by three fire station buildings, a heavy rescue vehicle, two fire trucks, and affiliated machinery and equipment. All collateral is located in Chatham County, NC. As of June 30, 2014 these leases were performing in accordance with their original repayment terms.

The fourth largest lending relationship at June 30, 2014 was approximately $5.2 million consisting of eight loans. The largest loan in the relationship was a $2.2 million loan secured by three non-owner-occupied retail buildings and land. The remaining loans are secured by additional liens on the above mentioned collateral, an owner-occupied residence, a multi-unit retail center, and cash. All properties securing the loans are located in Buncombe County, NC. At June 30, 2014 these loans were performing in accordance with their original repayment terms.

The fifth largest lending relationship at June 30, 2014 was $5.1 million, consisting of four loans secured by several hotels in Morristown, TN. As of June 30, 2014 these loans were performing in accordance with its original repayment terms.

At June 30, 2014, we had 48 additional relationships that exceeded $2.0 million, for a total of $145.0 million.

Retail Consumer Loans

One-to Four-Family Real Estate Lending. We originate loans secured by first mortgages on one-to four-family residences typically for the purchase or refinance of owner-occupied primary or secondary residences located primarily in our market areas. We originate one-to four-family residential mortgage loans primarily through referrals from real estate agents, builders and from existing customers. Walk-in customers are also important sources of loan originations. At June 30, 2014, $660.2 million, or 44.1%, of our loan portfolio consisted of loans secured by one-to four-family residences.

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

The majority of our one-to four-family residential loans are originated with fixed rates and have terms of ten to 30 years. At June 30, 2014 our one-to four-family residential loan portfolio included $350.7 million in fixed rate loans, of which $82.4 million were ten year fixed rate loans. We generally originate fixed rate mortgage loans with terms greater than fifteen years for sale to various secondary market investors on a servicing released basis. We also originate adjustable-rate mortgage, or ARM, loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin. Most of our ARM loans are hybrid loans, which after an initial fixed rate period of one, five or seven years will convert to an annual adjustable interest rate for the remaining term of the loan. Our ARM loans have terms up to 30 years. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our asset/liability management objectives. Our ARM loans generally have a floor interest rate set at the initial interest rate, and a cap of two percentage points on rate adjustments during any one year and six percentage points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.

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

Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average size of our one-to four-family residential loans was $104,000 at June 30, 2014.

A portion of our loans are “non-conforming” because they do not satisfy credit or other requirements due to personal and financial reasons (i.e. divorce, bankruptcy, length of time employed, etc.), and other requirements, imposed by secondary market purchasers. Many of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy a need in our local market areas. As a result, subject to market conditions, we intend to continue to originate these types of loans.

Property appraisals on real estate securing our one-to four-family loans in excess of $250,000 that are not originated for sale are made by a state-licensed or state-certified independent appraiser approved by the board of directors. Appraisals are performed in accordance with applicable regulations and policies. For loans that are less than $250,000, we may use the tax assessed value, broker price opinions, and/or a property inspection in lieu of an appraisal. We generally require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to four-family loans. We do not originate permanent one-to four- family mortgage loans with a negatively amortizing payment schedule, and currently do not offer interest-only mortgage loans. We have not typically originated stated income or low or no documentation one-to four- family loans. At June 30, 2014, $3.3 million of our one-to four-family loans were interest-only.

At June 30, 2014, $78.0 million of our one-to four-family loan portfolio consisted of loans secured by non-owner occupied residential properties. Loans secured by residential rental properties represent a unique credit risk to us and, as a result, we adhere to specific underwriting guidelines for such loans. Additionally, we have established specific loan portfolio concentration limits for loans secured by residential rental property to prevent excessive credit risk that could result from an elevated concentration of these loans. A primary risk factor in non-owner occupied residential real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the successful operation and management of the properties, as well as, the ability of tenants to pay rent. As a result, repayment of such loans may be subject to adverse economic conditions and unemployment trends, and may be sensitive to changes in the supply and demand for such properties. We consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases. We periodically monitor the performance and cash flow sufficiency of certain residential rental property borrowers based on a number of factors such as loan performance, loan size, total borrower credit exposure, and risk grade.

Home Equity Lines of Credit.  Our home equity loans, consisting of adjustable-rate lines of credit, have been the second largest component of our retail loan portfolio over the past several years. At June 30, 2014, home equity lines of credit totaled $148.4 million or 9.9% of our loan portfolio of which $40.5 million was secured by a first lien on owner-occupied residential property. The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, typically up to 85% of the value of the property securing the loan (less any prior mortgage loans). Home equity lines of credit are originated with an adjustable-rate of interest, based on The Wall Street Journal prime rate plus a margin. Currently, our home equity line of credit floor interest rate is dependent on the overall loan to value, and has a cap of 18% above the floor rate over the life of the loan. Home equity lines of credit generally have up to a fifteen-year draw period and amounts may be reborrowed after payment at any time during the draw period. Once the draw period has lapsed, the payment is amortized over a fifteen year period based on the loan balance at that time. At June 30, 2014, unfunded commitments on these lines of credit totaled $138.4 million.

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

Construction and Land/Lots. We have been an active originator of construction to permanent loans to homeowners building a residence. In addition, we originate land/lot loans predominately for the purchase or refinance of an improved lot for the construction of a residence to be occupied by the borrower. All of our construction and land/lot loans were made on properties located within our market area.

At June 30, 2014, our construction and land/lot loan portfolio was $59.2 million compared to $51.5 million at June 30, 2013 and $53.6 million at June 30, 2012. At June 30, 2014, unfunded loan commitments totaled $25.2 million, compared to $24.7 million at June 30, 2013. Construction-to-permanent loans are made for the construction of a one-to four-family property which is intended to be occupied by the borrower as either a primary or secondary residence. Construction-to-permanent loans are originated to the homeowner rather than the homebuilder and are structured to be converted to a first lien fixed or adjustable rate permanent loan at the completion of the construction phase. We do not originate construction phase only or junior lien construction-to-permanent loans. The permanent loan is generally underwritten to the same standards as our one-to four-family residential loans and may be held by us for portfolio investment or sold in the secondary market. At June 30, 2014 our construction-to-permanent loans totaled $30.4 million and the average loan size was $155,000. During the construction phase, which typically lasts for six to twelve months, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed based on a percentage of completion. Construction-to-permanent loans require payment of interest only during the construction phase. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. Construction loans may be originated up to 95% of the cost or of the appraised value upon completion, whichever is less; however, we generally do not originate construction loans which exceed the lower of 80% loan to cost or appraised value without securing adequate private mortgage insurance or other form of credit enhancement such as the Federal Housing Administration or other governmental guarantee. We also require general liability, builder’s risk hazard insurance, title insurance, and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) on all construction loans. Subject to market conditions, we expect this type of lending to continue and grow as the economy improves. At June 30, 2014, the largest construction to permanent loan had an outstanding balance of $690,000 and was performing according to the original repayment terms.

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

Land/lot loans are typically originated in an amount up to 70% of the lower of the purchase price or appraisal, are secured by a first lien on the property, for up to a 20 year term, require payments of interest only and are structured with an adjustable rate of interest on terms similar to our one-to four-family residential mortgage loans. At June 30, 2014, our land/lot loans totaled $29.2 million and the average land/lot loan size was $63,000. At June 30, 2014, the largest land/lot loan had an outstanding balance of $837,000 and was performing according to the original repayment terms.

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

Consumer Lending.  Our consumer loans consist principally of automobile loans; however, we also originate loans secured by savings deposits and other consumer loans. At June 30, 2014, our consumer loans totaled $15.2 million, or 1.0% of our loan portfolio. We originate our consumer loans primarily in our market areas.

During the middle of fiscal year 2014, we added an indirect auto finance line of business, working with 19 select auto dealerships in western North Carolina and upstate South Carolina.  The dealers are compensated via an industry standard commission, known as dealer reserve, on marked-up interest rates or from flat rate commission amounts.  Our auto finance sales team uses purchased industry data to provide quantitative analysis of dealer sales history to target strong dealerships as the starting point of building long lasting, successful relationships. Local, quick decisions, broad hour coverage, personalized customer service, and prompt contract funding are keys to our success in this competitive line of business.  Additionally, our process has been designed to integrate with existing dealership practices, utilize an industry leading decision engine, and leverage consumer credit data which provides our internal underwriters with the tools needed to respond quickly to loans meeting our credit policy criteria.

Working with strong dealerships within our market area provides us with the opportunity to actively deepen customer relationships through cross-selling opportunities, as 85% of our indirect auto finance loans are originated to noncustomers.

Indirect auto finance customers receive a fixed rate loan that is commensurate to their FICO credit score and consumer payment credit history.  Our current portfolio is made up of approximately 50% new and 50% used car loans with an average FICO credit score of 740 and an average loan to value of 99%.  The loan term is averaging 69 months which is comparable to national auto industry data. As of June 30, 2014, our consumer loans included approximately $9.1 million in loans originated through this new line of business.

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

Commercial Loans

Commercial Real Estate Lending.  We originate commercial real estate loans, including loans secured by hotels, office space, office/warehouse, retail strip centers, vehicle dealerships, mini-storage facilities, medical and professional buildings, retail sites and churches located in our market areas. As of June 30, 2014, $377.8 million or 25.2% of our total loan portfolio was secured by commercial real estate property, including multifamily loans totaling $36.4 million, or 2.4% of our total loan portfolio. Of that amount, $166.3 million was identified as owner occupied commercial real estate, and the remainder of $211.5 million was secured by income producing, or non-owner-occupied commercial real estate. Commercial real estate loans generally are priced at a higher rate of interest than one- to four-family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one- to four-family residential loans. Often payments on loans secured by commercial or multi-family properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.

The average outstanding loan size in our commercial real estate portfolio was $328,000 as of June 30, 2014. Given the Bank’s recent acquisition and expansion into mid-metro markets, the Bank’s commercial focus will be to develop and foster strong banking relationships with small to mid-size clients within our local market area. At June 30, 2014, the largest commercial real estate loan in our portfolio was to a local borrower in East Tennessee for $4.4 million, secured by a renovated nursing home located in Sacramento, California. Our largest multi-family loan as of June 30, 2014 was a brick townhouse complex on approximately 11 acres in Morristown, Tennessee with an outstanding balance of $4.5 million. Both of these loans were performing according to their original repayment terms as of June 30, 2014.

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

Over the past five years, we have worked diligently to manage and reduce our exposure to construction and development loans. Through the BankGreenville and Jefferson mergers, we acquired $31.6 million in construction and development loans, which increased this portfolio to $56.5 million at June 30, 2014 compared to $24.0 million at June 30, 2013. At June 30, 2014, $11.1 million or 19.7% of our construction and development loans required interest-only payments. Unfunded commitments at June 30, 2014 totaled $1.9 million compared to $2.3 million at June 30, 2013 and $1.4 million at June 30, 2012. We have reduced the origination of new speculative construction and development loans related to residential properties to select borrowers with whom we have long-standing lending relationships. Currently, only the board of directors and certain senior officers are authorized to approve speculative one-to-four-family construction loans or loans for the development of land into residential lots.

Since fiscal 2009 we have not originated a significant amount of builder construction loans to fund the speculative construction of one- to four-family residential properties. These homes typically have an average price ranging from $200,000 to $500,000. Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either us or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to fund the debt service on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant period of time after the completion of construction, until a home buyer is identified. Loans to finance the construction of speculative single-family homes and subdivisions were generally offered to experienced builders in our primary market areas. All builders are qualified using the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and sale of the project. These loans require payment of interest-only during the construction phase. At June 30, 2014, loans for the speculative construction of single family properties totaled $5.1 million compared to $4.8 million at June 30, 2013 and $15.9 million at June 30, 2012. At June 30, 2014, we had one borrower with an aggregate outstanding loan balance of $1.5 million and secured by properties located in our market areas. At June 30, 2014, four speculative construction loans totaling $1.2 million were on non-accrual status.

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

Land acquisition and development loans are generally secured by property in our primary market areas. In addition, these loans are secured by a first lien on the property, are generally limited up to 65% of the lower of the acquisition price or the appraised value of the land and generally have a maximum amortization term of 10 years with a balloon maturity of up to three years. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste. At June 30, 2014, our land acquisition and development loans in our commercial construction and development portfolio totaled $39.5 million. The largest land acquisition and development loan had an outstanding balance at June 30, 2014 of $3.5 million and was performing according to its repayment terms. The subject loan is secured by property located in Morristown, TN. At June 30, 2014, 33 land acquisition and development loans totaling $5.1 million were on non-accrual status.

We have made construction loans for commercial development projects. These projects include multi-family, apartment, retail, office/warehouse and office buildings. We generally do not originate commercial real estate construction loans without a satisfactory permanent financing (“take-out”) commitment or non-contingent arm’s length purchase contract from a reputable lender or qualified purchaser. Commercial construction and construction to permanent loans are offered on an adjustable interest rate or fixed interest rate basis. Adjustable interest rate based loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, plus or minus an interest rate margin. The initial construction period is generally limited to twelve months from the date of origination, and amortization terms are generally limited to 20 years; however, amortization terms of up to 25 years may be available for certain property types based on elevated underwriting and qualification criteria. Construction to permanent loans generally include a balloon maturity of five years or less; however, balloon maturities of greater than five years are allowed on a limited basis depending on factors such as property type, amortization term, lease terms, pricing, or the availability of credit enhancements. Construction loan proceeds are disbursed commensurate with the percentage of completion of work in place, as documented by periodic internal or third party inspections. The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised post-construction value. Disbursement of funds is at our sole discretion and is based on the progress of construction. At June 30, 2014 we had $14.9 million of non-residential construction loans included in our commercial construction and development loan portfolio.

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

Commercial and industrial loans typically have shorter maturity terms and higher interest rates than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market areas. At June 30, 2014, commercial and industrial loans totaled $74.4 million, which represented 5.0% of our total loan portfolio. We acquired $59.2 million in commercial and industrial loans from the Jefferson merger. Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.

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

At June 30, 2014, municipal leases totaled $106.2 million, which represented 7.1% of our total loan portfolio. At that date, $56.3 million, or 54.3% of our municipal leases were secured by fire trucks, $17.4 million, or 16.8%, were secured by firehouses, $25.3 million or 24.3%, were secured by both, with the remaining $4.8 million or 4.6% secured by miscellaneous firefighting equipment. At June 30, 2014, the average outstanding municipal lease size was $322,000. These loans are our highest yielding loans since the interest earned is tax-exempt, and this portfolio has the lowest delinquency rate of any of our loan types.

Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for such purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2014, $3.0 million of our municipal leases contained a non-appropriation clause.

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market area. Demand is affected by competition and the interest rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. We do not generally purchase loans or loan participations except for leases. We actively sell the majority of our long-term fixed-rate residential first mortgage loans to the secondary market at the time of origination and retain our adjustable rate residential mortgages and fixed rate mortgages with terms to maturity less than 15 years and other consumer and commercial loans. During the years ended June 30, 2014 and 2013 we sold $73.5 million and $227.1 million, respectively, in whole loans to the secondary market. We release the servicing on the loans we sell into the secondary market. Loans are generally sold on a non-recourse basis.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Years Ended June 30,
	2014	2013	2012
	(In thousands)
Originations by type:
Retail consumer:
One- to four-family	$141,743	$347,925	$330,106
Home equity	30,030	13,716	17,782
Construction and land/lots	49,455	35,907	33,668
Consumer	12,892	2,123	2,963

Commercial loans:
Commercial real estate	35,773	28,649	16,008
Construction and development	13,389	3,971	1,636
Commercial and industrial	18,960	4,013	2,993
Total loans originated	$302,242	$436,304	$405,156

Purchases:
Commercial loans:
Commercial real estate	$330	$205	$580
Municipal leases	15,814	23,540	16,428
Loans acquired through business combination	377,093	-	-
Total loans purchased or acquired	$393,237	$23,745	$17,008

Sales and repayments:
Retail consumer: One- to four-family sales	$4,095	$227,117	$192,383
Home equity	117	141	95
Construction and land/lots	219	-	-
Consumer	27	-	-
Commercial loans: Commercial real estate	427	827	534
Construction and development	213	500	6,273
Total sales	5,098	228,585	199,285
Principal repayments	366,276	297,033	315,423
Total reductions	$371,374	$525,618	$514,708
Net increase (decrease)	$324,105	$(65,569)	$(92,544)

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

The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 2014.

	Loans Delinquent For:
							Total Loans Delinquent
	30-89 Days			90 Days and Over			30 Days or More
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in thousands)
Retail consumer loans:
One-to four-family	62	$4,929	0.75%	64	$8,208	1.24%	126	$13,137	1.99%
Home equity	9	400	0.27%	24	939	0.63%	33	1,339	0.90%
Construction and land/lots	6	508	0.86%	5	122	0.20%	11	630	1.06%
Consumer	8	34	0.18%	14	16	0.15%	22	50	0.33%
Commercial loans:
Commercial real estate	2	306	0.08%	19	6,729	1.78%	21	7,035	1.86%
Construction and development	5	1,165	2.06%	14	3,789	6.71%	19	4,954	8.77%
Commercial and industrial	4	183	0.25%	14	576	0.77%	18	759	1.02%
Municipal leases	0	-	-%	0	-	-%	0	-	-%
Total	96	$7,525	0.50%	154	$20,379	1.36%	250	$27,904	1.86%

Non-performing Assets.  Non-performing assets were $62.7 million, or 3.02%, of total assets at June 30, 2014, compared to $80.3 million, or 5.07%, and $80.3 million, or 4.67%, of total assets at June 30, 2013 and 2012, respectively. Slow sales and excess inventory in most housing markets, along with declines in property values, have been the primary cause of the elevated levels of delinquencies and foreclosures in recent years, particularly for construction and development loans, which, including related real estate owned and other foreclosed assets (“REO”), represented $15.7 million, or 25.1% of our non-performing assets at June 30, 2014. At June 30, 2014, $23.9 million, or 50.9%, of total non-accruing loans were current on their loan payments.

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

Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. Troubled debt restructurings are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. During the fiscal year ended June 30, 2014, 37 loans for $3.3 million were modified from their original terms and were identified in our asset quality reports as a troubled debt restructuring. This compares to 149 loans for $11.7 million that were modified in the fiscal year ended June 30, 2013. As of June 30, 2014, the outstanding balance of troubled debt restructured loans was $37.8 million, comprised of 296 loans as compared to $44.1 million comprised of 341 loans at June 30, 2013. Although economic conditions have improved since the recent recession resulting in a material decrease in our provision for loan losses in recent periods, the pace of recovery has been modest and uneven and ongoing stress in the economy, reflected in high unemployment, tepid consumer spending, modest loan demand and very low interest rates, will likely continue to create a challenging operating environment going forward.

Once a non-accruing troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, the troubled debt restructuring is removed from nonaccrual status. At June 30, 2014, $15.5 million of troubled debt restructurings were classified as nonaccrual, including $3.7 million of construction and development loans. As of June 30, 2014, $22.2 million or 58.7% of the restructured loans have a current payment status as compared to $14.0 million or 31.7% at June 30, 2013. Performing troubled debt restructurings increased $8.2 million, or 58.6%, from June 30, 2013 to June 30, 2014. The table below sets forth the amounts and categories of non-performing assets.

	At June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Non-accruing loans: Retail consumer loans:
One-to four-family	$17,967	$29,811	$27,659	$17,821	$9,076
Home equity	3,114	3,793	4,781	2,536	4,059
Construction and land/lots	688	2,172	3,437	2,766	2,549
Consumer	27	42	76	23	28
Commercial loans:
Commercial real estate	16,941	21,149	15,008	8,197	12,097
Construction and development	6,270	10,172	12,583	16,620	18,005
Commercial and industrial	2,004	1,422	637	40	-
Municipal leases	-	-	-	474	486
Total non-accruing loans	47,011	68,561	64,181	48,477	46,300

REO assets:
Retail consumer loans:
One-to four-family	3,876	4,276	7,297	4,299	6,764
Home equity	627	642	-	32	268
Construction and land/lots	1,613	1,861	1,616	1,326	416
Consumer	-	-	-	-	-
Commercial loans:
Commercial real estate	4,884	2,016	2,449	2,023	4,095
Construction and development	4,725	2,943	4,768	6,177	5,744
Commercial and industrial	-	-	-	-	-
Municipal leases	-	-	-	-	-
Total foreclosed assets	15,725	11,738	16,130	13,857	17,287

Total non-performing assets	$62,736	$80,299	$80,311	$62,334	$63,587

Total non-performing assets as a percentage of total assets	3.02%	5.07%	4.67%	3.81%	3.87%

Performing Troubled Debt Restructurings	$22,179	$14,012	$20,588	$49,379	$28,655

For the years ended June 30, 2014 and 2013, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $3.2 million and $3.6 million, respectively. The amount that was included in interest income on such loans was $8.2 million and $6.4 million, respectively. The amount included in interest income during fiscal years 2014 and 2013 exceeds the amount of foregone interest in fiscal year 2014 and 2013 due to interest payments received in fiscal year 2014 and 2013 that related to prior periods. At June 30, 2014, $50.4 million in non-accruing loans were individually evaluated for impairment; $1.1 million of the allowance for loan losses was allocated to these individually impaired loans at period-end. A loan is impaired when it is probable, based on current information and events, that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreements. Troubled debt restructurings are also considered impaired. Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

We record REO (acquired through a lending relationship) at fair value less cost to sell on a non-recurring basis. All REO properties are recorded at amounts which are equal to the lower of the related loan balance or the fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the years ended June 30, 2014 and 2013, we recognized $581,000 and $1.2 million, respectively, of impairment charges related to these types of assets.

Within our non-accruing loans, as of June 30, 2014 we had a total of 7 nonaccrual lending relationships, each with aggregate loan exposures in excess of $1.0 million that collectively comprised $8.5 million, or 18.00% of our total non-accruing loans. The single largest relationship was $1.4 million at that date. Our non-accruing loan exposures in excess of $1.0 million are included in the following table (dollars in thousands):

Amount	Percent of Total Non-Accruing Loans	Collateral Securing the Indebtedness	Geographic Location

$1,372	2.92%	1st Lien on 1-4 Family Residential Real Estate	Buncombe County, NC
1,368	2.91	1st Lien on 1-4 Family Residential Real Estate	Buncombe County, NC
1,357	2.89	1st Lien on Non Owner Occupied Medical Office Commercial Real Estate	Cleveland County, NC
1,144	2.43	1st Lien on Improved Land for Commercial Development	Buncombe County, NC
1,104	2.35	1st Lien on 1-4 Family Residential Real Estate	Polk County, NC
1,101	2.34	1st Lien on Non Owner Occupied RV Campground Commercial Real Estate	Sullivan County, TN
1,016	2.16	1st Lien on Owner Occupied Industrial Warehouse Commercial Real Estate	Hamblen County, TN

$8,462	18.00%

    At June 30, 2014, we had $15.7 million of REO, the most significant of which is $2.9 million of commercial real estate located in Buncombe County. The second and third largest REO properties are undeveloped land in Anderson County, TN and Spartanburg County, SC with book values of $1.5 million and $877,000, respectively. At June 30, 2014 all other REO properties have individual book values of less than $654,000.

REO increased $4.0 million, or 34.0%, to $15.7 million at June 30, 2014 from $11.7 million at June 30, 2013. $3.3 million in REO was added in connection with the Jefferson acquisition and $2.1 million was added in connection with the BankGreenville acquisition. The proceeds from the sale of REO for the fiscal year ended June 30, 2014 decreased to $10.6 million compared to $11.1 million for the fiscal year ended June 30, 2013. This represented a decrease of $500,000 or 0.45%. The loss on sale and impairment of REO was $646,000 for the year ended June 30, 2014 compared to $951,000 for the year ended June 30, 2013. The decrease of $305,000, or 32.1%, was due to fewer REO write-downs during fiscal year 2014 offset by a $65,000 net loss on sales during fiscal year 2014 compared to a net gain on sales of $235,000 during fiscal year 2013.

    In fiscal 2014, we liquidated $25.7 million in REO based on contractual loan values at the time of foreclosure, realizing $10.7 million in net proceeds, or 41.6%, of the foreclosed contractual loan balances. As of

June 30, 2014, the book value of our REO, expressed as a percentage of the related contractual loan balances at the time the properties were transferred to REO was 48.3%. During the year ended June 30, 2014, we disposed of $11.8 million of REO in construction and development, and realized $3.8 million, which equated to 32.2% of the related contractual loan balances at the time of foreclosure.

Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of June 30, 2014, there were 616 accruing loans in special mention or worse totaling $77.8 million with respect to which known information about the possible credit problems of the borrowers have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories. These loans have been considered in management’s determination of our allowance for loan losses.

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

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at June 30, 2014, our classified assets (consisting of $78.9 million of loans and $15.7 million of REO) totaled $94.6 million, or 4.6%, of our assets, of which $47.0 million was included in non-accruing loans. The aggregate amounts of our classified assets and special mention loans at the dates indicated (as determined by management), were as follows:

	At June 30,
	2014	2013
	(In thousands)
Classified Assets:
Loss	$18	$43
Doubtful	5,967	9,159
Substandard – performing	31,374	36,710
– non-accruing	41,531	59,911
Total Classified Loans	78,890	105,823
Real Estate Owned	15,725	11,738
Total Classified Assets	94,615	117,561
Special Mention loans	45,927	41,402
Total Classified Assets and Special Mention Loans	$140,542	$158,963

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

Beginning in fiscal year 2009 and continuing throughout much of fiscal year 2012, housing markets deteriorated in many of our market areas and we experienced significantly higher levels of delinquencies and non-performing assets, primarily in our construction and land development loan portfolios. During this period, home and lot sales activity was exceptionally slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which was reflected in our increased non-performing asset totals. Further, property values generally declined, reducing the value of the collateral securing loans. In addition, other non-housing-related segments of the loan portfolio developed signs of stress and increasing levels of non-accruing loans as the effects of the recessionary economy became more evident and the pace of the recovery remained slow. As a result, during these periods our provision for loan losses was significantly higher than historical levels and our normal expectations. This higher than normal level of delinquencies and non-accruals also had a material adverse effect on operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs and valuation adjustments for REO. During fiscal 2013 and 2014, home and lot sales activity and real estate values have modestly improved along with general economic conditions resulting in materially lower loan charge-offs. At June 30, 2014, our non-accruing loans decreased to $47.0 million as compared to $68.6 million at June 30, 2013. At June 30, 2014, $23.9 million, or 50.9%, of our total non-accruing loans were current on their loan payments as compared to $39.6 million, or 57.7%, of total non-accruing loans at June 30, 2013. During fiscal 2014 classified assets decreased $22.9 million, or 19.5%, to $94.7 million and delinquent loans (loans delinquent 30 days or more) declined $7.5 million, or 21.3%, to $27.9 million at June 30, 2014. Our provision for loan losses decreased during fiscal 2014 primarily due to improving asset quality due to lower non-accruing and classified loans, as well as, lower loan charge-offs. Although we continue to actively engage our borrowers in resolving remaining problem assets, future additions to our allowance for loan losses will be meaningfully influenced by the course of recovery from the recent economic recession.

There were $2.3 million and $4.1 million in net loan charge-offs during the fiscal years ended June 30, 2014 and 2013, respectively. During the year ended June 30, 2012 we charged-off specific reserves totaling $16.7 million related to impaired loans in accordance with regulatory guidance. In addition, during fiscal 2012 we reclassified $25.7 million of impaired loans from impaired loans still accruing interest to non-accruing loans pursuant to regulatory guidance. Generally, these loans were paying as agreed, except that liquidation of the underlying collateral has been significantly delayed as compared to the schedule contemplated in our initial underwriting. We evaluated the decline in collateral value for each of these loans and recorded no additional reserves related to these loans during the year ended June 30, 2013.

At June 30, 2014, our allowance for loan losses was $23.4 million, or 1.56%, of our total loan portfolio, and 49.8% of total non-accruing loans. Excluding the loans acquired from Jefferson and BankGreenville, which have been recorded at fair value with an appropriate credit discount, the allowance for loan losses was 2.08% of total loans at June 30, 2014. Management’s estimation of an appropriate allowance for loan losses is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. The level of allowance is based on estimates and the ultimate losses may vary from these estimates. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received. In the opinion of management, the allowance, when taken as a whole, reflects estimated loan losses in our loan portfolio.

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

The following table summarizes the distribution of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2014		2013		2012		2011		2010
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:

Retail consumer loans:
One- to four-family	$10,527	44.08%	$15,098	51.69%	$14,557	50.36%	$14,108	45.88%	$9,188	39.50%
Home equity	2,487	9.91	3,827	10.77	3,531	11.61	3,710	11.78	3,251	12.18
Construction and land/lots	2,420	3.96	2,890	4.42	2,955	4.35	5,507	5.12	2,177	6.13
Consumer	297	1.01	138	0.29	129	0.31	213	0.32	132	0.29
Commercial loans:
Commercial real estate	5,439	25.22	6,583	19.81	6,454	19.37	9,427	20.24	10,668	20.95
Construction and
development	1,241	3.77	2,399	2.06	6,253	3.44	15,599	5.97	14,648	9.85
Commercial and industrial	249	4.97	156	0.98	315	1.18	453	1.45	411	1.56
Municipal leases	769	7.09	982	9.98	906	9.38	1,123	9.24	1,238	9.54

Total loans	$23,429	100.00%	$32,073	100.00%	$35,100	100.00%	$50,140	100.00%	$41,713	100.00%

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Years Ended June 30,
	2014		2013	2012		2011	2010
	(Dollars in thousands)
Balance at beginning of period:	$32,073		$35,100	$50,140		$41,713	$24,996
Provision for (recovery of) loan losses	(6,300)		1,100	15,600		42,800	38,600
Charge-offs:

Retail consumer loans:
One- to four-family	3,269		1,855	9,355		3,572	8,450
Home equity	330		1,023	3,573		743	1,473
Construction and land/lots	804		770	3,690		2,510	3,275
Consumer	33		67	131		10	71
Total retail consumer loans	4,436		3,715	16,749		6,835	13,269
Commercial loans:
Commercial real estate	413		1,624	3,083		6,736	4,978
Construction and development	377		1,568	12,770		21,629	3,574
Commercial and industrial	110		84	210		130	299
Municipal leases	-		-	-		-	-
Total commercial loans	900		3,276	16,063		28,495	8,851
Total charge-offs	5,336		6,991	32,812		35,330	22,120

Recoveries:
Retail consumer loans:
One-to four-family	875		617	120		189	156
Home equity	153		95	59		31	-
Construction and land/lots	625		137	183		1	-
Consumer	10		5	-		-	27
Total retail consumer loans	1,663		854	362		221	183
Commercial loans:
Commercial real estate	120		252	1,202		581	13
Construction and development	1,051		1,656	516		48	-
Commercial and industrial	159		102	92		107	41
Municipal leases	-		-	-		-	-
Total commercial loans	1,330		2,010	1,810		736	54
Total recoveries	2,993		2,864	2,172		957	237

Net charge-offs	2,343		4,127	30,640		34,373	21,883

Balance at end of period	$23,429		$32,073	$35,100		$50,140	$41,713

Net charge-offs during the period to average loans outstanding during the period	0.19%		0.34%	2.34	%(1)	2.59%	1.71%

Net charge-offs during the period to average non-performing assets	3.40%		4.99%	38.73	%(1)	54.59%	46.33%

Allowance as a percentage of non- performing assets	49.84%		39.94%	43.71%		80.44%	65.60%

Allowance as a percentage of total loans (end of period)	1.56	%(2)	2.75%	2.85%		3.77%	3.23%
______________
 (1)In accordance with regulatory guidance, we charged-off $16.7 million related to impaired loans for which we previously had recorded valuation allowances.
(2) Excluding the loans acquired from Jefferson and BankGreenville, which have been recorded at fair value with an appropriate credit discount, the allowance for loan losses was 2.08% of total loans at June 30, 2014.

Investment Activities

Federal savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including mortgage-backed securities, callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federal savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that the institution is otherwise authorized to make directly. See “How We Are Regulated - HomeTrust Bank” for a discussion of additional restrictions on our investment activities.

Our chief executive officer and chief financial officer have the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the board of directors. These officers consider various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. At June 30, 2014, our investment portfolio consisted primarily of U.S. government agency securities and mortgage-backed securities all held as available for sale. We currently do not have any investments held to maturity or for trading.

These securities are of high quality, possess minimal credit risk and have an aggregate market value in excess of total amortized cost as of June 30, 2014. For more information, please see Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” in this report.

We do not currently participate in hedging programs, stand-alone contracts for interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments and have no present intention to do so.  Further, we do not invest in securities which are not rated investment grade.

As a member of the FHLB of Atlanta, we had $3.7 million in stock of the FHLB of Atlanta at June 30, 2014. For the years ended June 30, 2014 and 2013, we received $79,000 and $83,000, respectively, in dividends from the FHLB of Atlanta.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. All securities at the dates indicated have been classified as available for sale. At June 30, 2014, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States government or its agencies or United States government sponsored entities.

	At June 30,
	2014		2013		2012
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available for sale:
U.S. government and federal agency	$38,085	$38,093	$6,000	$6,002	$6,102	$6,102
Mortgage-backed securities	111,430	111,411	18,794	18,748	24,958	25,233
Municipal bonds	15,951	16,220	-	-	-	-
Corporate bonds	2,912	3,025	-	-	-	-
Total securities available for sale	168,378	168,749	24,794	24,750	31,060	31,335
Federal Home Loan Bank stock	3,697	3,697	1,854	1,854	6,300	6,300
Total securities	$172,075	$172,446	$26,648	$26,604	$37,360	$37,635

The composition and contractual maturities of the investment securities portfolio as of June 30, 2014, excluding Federal Home Loan Bank stock, are indicated in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	June 30, 2014
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. government and federal agency	$8,021	0.26%	$18,215	0.79%	$10,918	1.96%	$931	3.66%	$38,085	1.09%	$38,093
Mortgage-backed securities	-	-%	1,578	1.98%	9,732	1.45%	100,120	1.88%	111,430	1.85%	111,411
Municipal bonds	534	0.81%	2,358	1.70%	8,921	3.31%	4,138	3.18%	15,951	2.94%	16,220
Corporate bonds	-	-%	428	2.65%	2,484	3.35%	-	-%	2,912	3.25%	3,025
Total investment securities	$8,555	0.29%	$22,579	1.00%	$32,055	2.27%	$105,189	1.95%	$168,378	1.80%	$168,749

Sources of Funds

General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans and funds provided from operations.

Deposits.  We offer a variety of deposit accounts with a wide range of interest rates and terms to both consumers and businesses. Our deposits consist of savings, money market and demand accounts and certificates of deposit. We solicit deposits primarily in our market areas. At June 30, 2014, 2013 and 2012, we had $14.9 million, $16.6 million, and $34.6 million in brokered deposits, respectively, which included certificates of deposit made under our participation in the Certificate of Deposit Account Registry Service® (“CDARS”). Through CDARS, we can provide a depositor the ability to place up to $50.0 million on deposit with us while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS network. In return, these financial institutions place customer funds with us on a reciprocal basis. As of June 30, 2014, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 59.9% of total deposits.

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

The following table sets forth our deposit flows during the periods indicated.

	Years Ended June 30,
	2014	2013	2012

Beginning balance	$1,154,750	$1,466,175	$1,264,585
Deposits acquired from business combination	466,463	-	-
Net deposits (withdrawals)	(43,430)	(318,392)	191,199
Interest credited	5,264	6,967	10,391
Ending balance	$1,583,047	$1,154,750	$1,466,175

Net increase (decrease)	$428,297	$(311,425)	$201,590

Percent increase (decrease)	37.09%	(21.24)%	15.94%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

	At June 30,
	2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount		Percent of Total
	(Dollars in thousands)
Transactions and Savings Deposits:

Interest-bearing checking	$295,386	18.66%	$195,659	16.94%	$173,574		11.84%
Noninterest-bearing checking	123,285	7.79	60,828	5.27	57,109		3.90
Savings	175,974	11.12	82,158	7.11	347,669	(1)	23.71
Money market	354,247	22.38	275,718	23.88	257,865		17.59

Total non-certificates	$948,892	59.94%	$614,363	53.20%	$836,217		57.03%

Certificates:

0.00-0.99%	$480,437	30.35%	$351,093	30.40%	$320,476		21.86%
1.00-1.99%	107,730	6.81	126,914	10.99	205,728		14.03
2.00-2.99%	33,660	2.13	44,245	3.83	75,766		5.17
3.00-3.99%	7,900	0.50	10,815	0.94	13,688		0.93
4.00-4.99%	4,428	0.28	6,498	0.56	13,263		0.90
5.00% and over	-	-	822	0.07	1,037		0.07

Total certificates	$634,155	40.06%	$540,387	46.80%	$629,958		42.97%

Total deposits	$1,583,047	100.00%	$1,154,750	100.00%	$1,466,175		100.00%
_________________________
(1)                      Includes $264.2 million of deposits held in escrow pending the close of the Conversion.

The following table shows rate and maturity information for our certificates of deposit at June 30, 2014.

	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	4.00- 4.99%	5.00% or greater	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing
in quarter ending:
September 30, 2014	$213,322	$18,993	$2,408	$102	$13	$-	$234,838	37.03%
December 31, 2014	68,813	16,026	2,775	91	-	-	87,705	13.83
March 31, 2015	57,321	10,826	2,383	-	-	-	70,530	11.12
June 30, 2015	49,413	4,902	3,688	-	-	-	58,003	9.15
September 30, 2015	21,411	6,578	5,314	578	-	-	33,881	5.34
December 31, 2015	16,566	2,419	10,057	-	-	-	29,042	4.58
March 31, 2016	9,099	5,731	3,419	-	-	-	18,249	2.88
June 30, 2016	9,084	1,742	2,920	-	-	-	13,746	2.17
September 30, 2016	6,251	6,896	694	3,995	-	-	17,836	2.81
December 31, 2016	6,676	6,687	2	-	-	-	13,365	2.11
March 31, 2017	6,244	4,462	-	-	-	-	10,706	1.69
June 30, 2017	6,997	4,005	-	-	-	-	11,002	1.73
Thereafter	9,240	18,462	-	3,135	4,415	-	35,252	5.56

Total	$480,437	$107,729	$33,660	$7,901	$4,428	$-	$634,155	100.00%

Percent of total	75.76%	16.99%	5.31%	1.25%	0.70%	-%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of June 30, 2014.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$107,308	$36,457	$47,822	$91,920	$283,507
Certificates of deposit of $100,000 or more	109,519	44,565	67,279	83,797	305,160
Public funds(1)	18,012	6,684	13,432	7,360	45,488
Total certificates of deposit	$234,839	$87,706	$128,533	$183,077	$634,155
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

We may obtain advances from the FHLB of Atlanta upon the security of certain of our mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. As of June 30, 2014, we had $50.0 million in FHLB advances outstanding as part of the liabilities assumed from the Jefferson acquisition and the ability to borrow $253.4 million. In addition to FHLB advances, at June 30, 2014 we had a $140.2 million line of credit with the Federal Reserve Bank of Richmond, subject to qualifying collateral, and a $5.0 million line of credit with another unaffiliated bank. See Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information about FHLB advances, and other borrowings.

The following tables set forth information regarding our borrowing at the end of and during the periods indicated. The tables include both long- and short-term borrowings.

	Years ended June 30,
	2014	2013	2012
	(Dollars in thousands)
Maximum balance:
Federal Home Loan Bank advances	$55,939	$15,080	$111,082
Securities sold under agreements to repurchase	-	8,475	8,190
Federal Reserve Bank	-	-	5,000

Average balances:
Federal Home Loan Bank advances	$6,109	$5,378	$85,521
Securities sold under agreements to repurchase	-	5,015	6,772
Federal Reserve Bank	-	-	13

Weighted average interest rate:
Federal Home Loan Bank advances	0.20%	4.93%	1.77%
Securities sold under agreements to repurchase	-	0.24	0.35
Federal Reserve Bank	-	-	0.75

	At June 30,
	2014	2013	2012
	(Dollars in thousands)

Balance outstanding at end of period:
Federal Home Loan Bank advances	$50,000	$-	$15,080
Securities sold under agreements to repurchase	-	-	7,185
Federal Reserve Bank	-	-	-

Weighted average interest rate of:
Federal Home Loan Bank advances	0.20%	-%	4.94%
Securities sold under agreements to repurchase	-	-	0.24
Federal Reserve Bank	-	-	-

Subsidiary and Other Activities

As a federally chartered savings bank, HomeTrust Bank is permitted by OCC regulations to invest up to 2% of its assets, or $41.0 million at June 30, 2014, in the stock of, or unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes. HomeTrust Bank has one operating subsidiary, Western North Carolina Service Corporation (“WNCSC”), whose primary purpose is to own several office buildings in Asheville, North Carolina which are leased to HomeTrust Bank and other tenants. Our capital investment in WNCSC as of June 30, 2014 was $1.1 million.

Employees

At June 30, 2014, we had a total of 441 full-time employees and 30 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. Management also considers our employees to be a great team of highly engaged, competent and caring people who effectively deliver our brand promise to customers every day that "It's Just Better Here." Their performance creates word-of-mouth referrals that result in the growth of new customers and expanded customer relationships.

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

HomeTrust Bank is subject to examination and regulation primarily by the OCC and, to a lesser extent, by the FDIC. This system of regulation and supervision establishes a comprehensive framework of activities in which HomeTrust Bank may engage and is intended primarily for the protection of depositors and the FDIC deposit insurance fund. HomeTrust Bank is periodically examined by the OCC to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The OCC also regulates the branching authority of HomeTrust Bank, which generally permits nationwide branching de novo and branching by acquisition where allowed by applicable state law. HomeTrust Bank’s relationship with its depositors and borrowers is regulated by federal consumer protection laws. The Consumer Financial Protection Bureau (“CFPB”) issues regulations under those laws that HomeTrust Bank must comply with. HomeTrust Bank also is regulated to a lesser extent by the Federal Reserve, which governs the reserves to be maintained against deposits and other matters. HomeTrust Bank’s relationship with its depositors and borrowers is regulated by state laws with respect to certain matters, including the enforceability of loan documents.

On August 25, 2014, HomeTrust Bank converted from a federal savings bank to a national bank with the title “HomeTrust Bank, National Association.”  In connection with the conversion of the Bank, HomeTrust Bancshares changed from a savings and loan holding company to a bank holding company, regulated under the Bank Holding Company Act.

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

•	Bank holding companies and savings and loan holding companies are required to serve as a source of strength for their banking subsidiaries.

•	The federal banking agencies must promulgate new rules on regulatory capital, for both depository institutions and their holding companies. These are described below.

•	The prohibition on payment of interest on demand deposits was repealed.

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

Regulation of HomeTrust Bank

HomeTrust Bank is subject to regulation and oversight by the OCC extending to all aspects of its operations. HomeTrust Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to HomeTrust Bancshares. See "- Current Capital Requirements for HomeTrust Bank," "-Limitations on Dividends and Other Capital Distributions" and “-New Capital Rules.” HomeTrust Bank also is subject to some regulation and examination by the FDIC, which insures the deposits of HomeTrust Bank to the maximum extent permitted by law.

Office of the Comptroller of the Currency.  The investment and lending authority of HomeTrust Bank is prescribed by federal laws and OCC regulations, and HomeTrust Bank is prohibited from engaging in any activities not permitted by such laws and regulations. As a federal savings bank, HomeTrust Bank was subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, a 20% limit on commercial loans, a 10% limit on certain leases, and a 400% of total capital limit on non-residential real property loans. At June 30, 2014, HomeTrust Bank had 0.9% of its assets in consumer loans, commercial paper and corporate debt securities, 3.0% of its assets in commercial loans, 5.2% of its assets in leases subject to the 10% limit, and 146.0% of its total capital in non-residential real property loans.  These limits do not apply to HomeTrust Bank as a national bank.

As a federal savings association, HomeTrust Bank was required to meet a qualified thrift lender (“QTL”) test.  This test required HomeTrust Bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As of June 30, 2014, HomeTrust Bank met the QTL test.  The QTL test does not apply to HomeTrust Bank as a national bank.

HomeTrust Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain relationships and common interests. That limit is generally equal to 15% of HomeTrust Bank’s unimpaired capital and surplus, which was $43.1 million. The limit is increased to 25% for loans fully secured by readily marketable collateral. HomeTrust Bank has no lending relationships in excess of our lending limit.

HomeTrust Bank is subject to periodic examinations by the OCC. During these examinations, the examiners may require the Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. HomeTrust Bank is subject to a semi-annual assessment based upon its total assets and regulatory risk to fund the operations of the OCC.

The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and employee compensation and benefits. Any institution that fails to comply with these standards must submit a compliance plan.

The OCC has primary enforcement responsibility over HomeTrust Bank and has authority to bring actions against HomeTrust Bank and certain institution-affiliated parties, including officers, directors and employees, for violations of laws or regulations and for engaging in unsafe and unsound practices. Formal enforcement actions include the issuance of a capital directive or cease and desist order, civil money penalties, removal of officers and/or directors and receivership or conservatorship of the institution. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular institution. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations or improper conduct.

Pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”).  These rules became effective April 15, 2014, with a conformance period for certain features lasting until July 21, 2015.  Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk.

Insurance of Accounts and Regulation by the FDIC.  The deposit insurance fund of the FDIC insures deposit accounts in HomeTrust Bank up to $250,000 per separately insured deposit ownership right or category. The FDIC may initiate an action for termination of deposit insurance, if it is deemed warranted based on violations or other unsafe and unsound conduct at the institution.

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

Federal law generally prohibits loans by HomeTrust Bancshares to its executive officers and directors, but there is a specific exception for loans made by HomeTrust Bank to its executive officers and directors in compliance with federal banking laws. However, HomeTrust Bank’s authority to extend credit to its executive officers, directors and 10% shareholders (“insiders”), as well as entities those insiders control, is limited. The individual and aggregate amounts of loans that HomeTrust Bank may make to insiders are based, in part, on HomeTrust Bank’s capital level and require that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Current Capital Requirements for HomeTrust Bank.  HomeTrust Bank is required to maintain specified levels of regulatory capital under regulations of the OCC. OCC regulations state that to be "adequately capitalized," HomeTrust Bank must have a leverage ratio of at least 4.0%, a Tier 1 capital ratio of at least 4.0% and a total capital ratio of at least 8.0%. To be "well capitalized" under current regulations, HomeTrust Bank must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%. At June 30, 2014, HomeTrust Bank was considered a "well-capitalized" institution under OCC regulations.

The term "leverage ratio" means the ratio of Tier 1 capital to adjusted total assets. The term "Tier 1 capital ratio" means the ratio of Tier 1 capital to risk-weighted assets. The term "total capital ratio" means the ratio of total capital to risk-weighted assets.

The term "Tier 1 capital" generally consists of common shareholders' equity and retained earnings and certain noncumulative perpetual preferred stock and related earnings, excluding most intangible assets. At June 30, 2014, HomeTrust Bank had $13.8 million of intangible assets, $58.4 million of deferred tax assets and $1.1 million of other assets excluded from Tier 1 capital.

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

Risk-weighted assets are determined under the OCC capital regulations that assign to every asset, including certain off-balance sheet items, a risk weight generally ranging from 0% to 100% based on the inherent risk of the asset. The OCC is authorized to require HomeTrust Bank to maintain an additional amount of total capital to account for concentrations of credit risk, levels of interest rate risk, equity investments in non-financial companies and the risks of non-traditional activities or other supervisory concerns.

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

OCC regulations state that an institution that fails to comply with its capital plan or has Tier 1 or leverage ratio of less than 3.0% or a total capital ratio of less than 6.0% is considered "significantly undercapitalized" and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution with tangible equity to total assets of less than 2.0% is "critically undercapitalized" and becomes subject to further mandatory restrictions on its operations. The OCC generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the OCC of any of these measures on HomeTrust Bank may have a substantial adverse effect on our operations and profitability. In general, the FDIC must be appointed receiver for a critically undercapitalized institution whose capital is not restored within the time provided. When the FDIC as receiver liquidates an insured institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution.

New Capital Rules.  Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), HomeTrust Bank will be subject to new capital requirements adopted by the OCC, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. HomeTrust Bank will be required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends, repurchase shares or pay discretionary bonuses.

When these new requirements become effective, to meet its minimum capital requirements, HomeTrust Bank must have a ratio of common equity Tier 1 capital (CET1 capital) to total risk-weighted assets the (“CET1 risk-based ratio”) of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a leverage ratio of 4.0%.

For all of these capital requirements, there are a number of changes in what constitutes regulatory capital, subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. HomeTrust Bank does not have any of these instruments. Mortgage servicing and deferred tax assets over designated percentages of CET1 will be deducted from capital, subject to a two-year transition period. CET1 will consist of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a two-year transition period. Because of its asset size, HomeTrust Bank has the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations. HomeTrust Bank is considering whether to take advantage of this opt-out to reduce the impact of market volatility on its regulatory capital levels.

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

The OCC’s prompt corrective action framework changes when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, HomeTrust Bank would have to have a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

HomeTrust Bank has conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2014. We have determined that HomeTrust Bank meets all these new requirements, including the full 2.5% capital conservation buffer, and remains well-capitalized, if these new requirements had been in effect on that date.

Community Reinvestment and Consumer Protection Laws.  In connection with its deposit-taking, lending and other activities, HomeTrust Bank is subject to a number of federal laws designed to protect consumers and promote lending to various sectors of the economy and population. The CFPB issues regulations and standards under these federal consumer protection laws, which include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. Through its rulemaking authority, the CFPB has promulgated a number of proposed and final regulations under these laws that will affect our consumer businesses. Among these regulatory initiatives, are final regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards. HomeTrust Bank is evaluating these recent CFPB regulations and proposals and devotes substantial compliance, legal and operational business resources to ensure compliance with these consumer protection standards. In addition, the OCC has enacted customer privacy regulations that limit the ability of HomeTrust Bank to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

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

Limitations on Dividends.  OCC regulations impose various restrictions on the ability of HomeTrust Bank to pay dividends. HomeTrust Bank generally may pay dividends during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If HomeTrust Bank proposes to pay a dividend when it does not meet its capital requirements or that will exceed these limitations, it must obtain the OCC’s prior approval prior. The OCC may object to a proposed dividend based on safety and soundness concerns. No insured depository institution may pay a dividend if, after paying the dividend, the institution would be undercapitalized. In addition, as noted above, beginning in 2016, if HomeTrust Bank does not have the required capital conservation buffer, its ability to pay dividends to HomeTrust Bancshares will be limited.

Holding Company Regulation

HomeTrust Bancshares was a savings and loan holding company until August 25, 2014, and is now a bank holding company, subject to regulation, supervision and examination by the Federal Reserve. The Federal Reserve has enforcement authority with respect to HomeTrust Bancshares similar to that of the OCC over HomeTrust Bank. Applicable federal law and regulations limit the activities of HomeTrust Bancshares and require the approval of the Federal Reserve for any acquisition of a subsidiary, including another financial institution or holding company thereof, or a merger or acquisition of HomeTrust Bancshares. HomeTrust Bancshares must serve as a source of strength for HomeTrust Bank, maintaining the ability to provide financial assistance if HomeTrust Bank suffers financial distress. These and other Federal Reserve policies may restrict HomeTrust Bancshares’ ability to pay dividends. In addition, dividends from HomeTrust Bancshares may depend, in part, upon its receipt of dividends from HomeTrust Bank. As noted below, beginning in 2016, if HomeTrust Bancshares does not have the required capital conservation buffer or otherwise meet its new capital requirements, its ability to pay dividends to its stockholders will be limited.

A bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemption during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.  This notification requirement does not apply to any company that meets the well-capitalized standard for bank holding companies, is well-managed, and is not subject to any unresolved supervisory issues.

Permissible Activities.  The business activities of HomeTrust Bancshares are generally limited to those activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act and certain additional activities authorized by the Federal Reserve regulations. The Bank Holding Company Act generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company.  A bank holding company must obtain Federal Reserve Board approval before acquiring directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares).

Capital Requirements for HomeTrust Bancshares.  Effective with its conversion to a bank holding company on August 25, 2014, HomeTrust Bancshares is subject to the minimum regulatory capital requirements established by the Federal Reserve, and meets the standards for a well-capitalized bank holding company, which require a ratio of total capital ratio of at least 10.0% and a ratio of Tier 1 capital ratio of at least 6.0%, on a consolidated basis.  Effective January 1, 2015, HomeTrust Bancshares will be subject to new regulatory capital requirements adopted by the Federal Reserve, which are the same as the new capital requirements for HomeTrust Bank.  These new capital requirements include provisions such as the capital conservation buffer requirement that can limit the ability of HomeTrust Bancshares to pay dividends to its stockholders or repurchase its shares. For a description of these capital requirements, see “Regulation of HomeTrust Bank – New Capital Rules.” HomeTrust Bancshares will be subject to the same capital conservation buffer requirement as described above for HomeTrust Bank.

HomeTrust Bancshares has conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2014. We have determined that HomeTrust Bancshares, Inc. meets all these new requirements, including the full 2.5% capital conservation buffer, and remains well-capitalized, as if these new requirements had been effect on that date.

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

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, (the “Securities Act”), as modified by the JOBS Act. We are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, an exemption from the requirement of holding a non-binding advisory vote on executive compensation. In addition, we will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), including the additional level of review of our internal control over financial reporting as may occur when outside auditors attest as to our internal control over financial reporting. As a result, our stockholders may not have access to certain information they may deem important. Further, we are eligible to delay adoption of new or revised accounting standards applicable to public companies and we may take advantage of the benefits of this extended transition period, although to date we have not done so. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of the regular tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At June 30, 2014, HomeTrust had alternative minimum tax credit carryforwards of approximately $3.8 million.

Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. In 2009, Internal Revenue Code Section 172 (b) (1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years. At June 30, 2014, we had $64.2 million of net operating loss carryforwards for federal income tax purposes.

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

State Taxation

North Carolina.  On July 24, 2013, The Tax Simplification and Reduction Act of 2013 was signed into law. With this act, corporate income tax rates in North Carolina will be reduced. For tax years beginning on or after January 1, 2014, the tax rate will decrease from 6.9% to 6%. For tax years beginning on or after January 1, 2015, the tax rate will decrease to 5%. The statutory tax rate will continue to decrease in 1% increments to 4% in 2016 and 3% in 2017, if declared net General Fund tax collection revenue goals are met based on projected economic growth. Therefore, the decrease in the North Carolina corporate tax rate reduced the deferred tax assets currently recorded on our balance sheet with a corresponding increase to our income tax provision, as temporary tax differences are reversed at lower state tax rates.

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

EXECUTIVE OFFICERS

    The following individuals are executive officers of HomeTrust Bancshares and HomeTrust Bank and hold the offices set forth below opposite their names.

Name	Age(1)	Position
Dana L. Stonestreet	60	Chairman, President and Chief Executive Officer
Tony J. VunCannon	49	Senior Vice President, Chief Financial Officer and Treasurer
Howard L. Sellinger	61	Senior Vice President and Chief Information Officer
C. Hunter Westbrook	51	Senior Vice President and Chief Banking Officer
Teresa White	57	Senior Vice President, Chief Administration Officer and Corporate Secretary
Keith Houghton	52	Senior Vice President and Chief Credit Officer

_________________________
(1)	As of June 30, 2014.

    Biographical Information. Set forth below is certain information regarding the executive officers of HomeTrust Bancshares and HomeTrust Bank.  There are no family relationships among or between the executive officers.

    Dana L. Stonestreet.  As part of the CEO succession plan for HomeTrust Bancshares and HomeTrust Bank, Mr. Stonestreet, who had been serving as President and Chief Operating Officer and as a director of HomeTrust Bank since 2008 and as President and Chief Operating Officer of HomeTrust Bancshares since HomeTrust Bank’s mutual-to-stock conversion, became co-Chief Executive Officer of HomeTrust Bancshares and HomeTrust Bank in 2013. Mr. Stonestreet became President, Chairman and Chief Executive Officer of HomeTrust Bancshares and HomeTrust Bank effective at the annual meeting in November 2013. Mr. Stonestreet joined HomeTrust Bank in 1989 as its Chief Financial Officer and was promoted to Chief Operating Officer in 2003. Mr. Stonestreet began his career with Hurdman & Cranston (an accounting firm that was later merged into KPMG) as a certified public accountant. Mr. Stonestreet also serves as a director and chairman for the Asheville Area Chamber of Commerce, a director of United Way and a director of the HUB Community Economic Development Alliance Board. In addition, Mr. Stonestreet has served as a director for RiverLink, the YMCA, the North Carolina Bankers Association and other community organizations. Mr. Stonestreet’s 24 years of service with HomeTrust Bank gives him in-depth knowledge of nearly all aspects of its operations. Mr. Stonestreet’s accounting background and prior service as HomeTrust Bank’s Chief Financial Officer also provide him with a strong understanding of the various financial matters brought before the Board.

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

    Howard L. Sellinger.  Mr. Sellinger has served as Senior Vice President and Chief Information Officer of HomeTrust Bank since July 2006. Mr. Sellinger joined HomeTrust Bank in 1975 as a management trainee. Mr. Sellinger became the Office Manager of the Skyland office from 1976 till 1978. His experience also includes being the Head of Mortgage Loan Operations with loan approval authority, the Head of Loan Servicing with workout approval authority, and was responsible for regulatory compliance in Lending and deposit Operations for many years. In 1988, he was named Operations Manager and was promoted to Vice President and Chief Information Officer in 1997.

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

Keith  Houghton. Mr. Houghton joined HomeTrust Bank in March of 2014 as Senior Vice President and Chief Credit Officer. Mr. Houghton has more than 25 years of experience in the banking industry. For nearly 17 years, he held a variety of senior positions in the credit and lending areas with StellarOne Corporation, a Charlottesville, VA-based bank holding company with approximately $3 billion in assets, and its predecessors, until the sale of StellarOne to another bank in January of this year. The most recent of those positions was Chief Credit Risk Officer, which Mr. Houghton held since 2007.

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

Risks Related to Our Business

Changes in economic conditions, particularly a further economic slowdown in our primary market areas, could hurt our business.

Our primary market areas are concentrated in North Carolina (including the Asheville metropolitan area, the “Piedmont” region, and Charlotte), South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and the Roanoke Valley area of Virginia. Adverse economic conditions in our market areas can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. Weak economic conditions and ongoing strains in the financial and housing markets have resulted in higher levels of loan and lease delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans.

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

    Our markets have been adversely impacted by the severe national economic recession of 2008 and 2009, and the weak economic recovery has resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions continuing through calendar year 2014. Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. While it is impossible to predict how long these conditions may exist, the current economic weaknesses could present substantial risks for some time for the banking industry and for us. A continued weak recovery or a return to recessionary conditions would result in higher than expected nonperforming assets, decreased real estate values in our market, and a decrease in demand for our products and services. These negative events would lead to higher loan losses and lower earnings, and could adversely impact our capital, liquidity and financial condition.

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

At June 30, 2014, $78.0 million, or 11.8%, of our one-to four-family loans and 5.2% of our total loan portfolio, consisted of loans secured by non-owner-occupied residential properties. Loans secured by non-owner-occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied residential loan borrowers have more than one loan outstanding with HomeTrust Bank which may expose us to a greater risk of loss compared to an adverse development with respect to an owner-occupied residential mortgage loan.

Our construction and development loans and construction and land/lot loans have a higher risk of loss than residential or commercial real estate loans.

At June 30, 2014, construction and land/lot loans in our retail consumer loan portfolio was $59.2 million, or 4.0%, of our total loan portfolio. At that date, construction and development loans in our commercial loan portfolio totaled $56.5 million, or 3.8%, of our total loan portfolio. Construction and development lending includes the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, we may advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. In addition, speculative construction loans to a builder are for homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Loans on land under development or held for future construction as well as lot loans made to individuals for the future construction of a residence also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to independently repay principal and interest. While our origination of construction and development loans has decreased significantly over the last four years, we continue to have significant levels of construction and development loan balances as a result of recent merger activity. Most of our construction loans are for the construction of single family residences. Reflecting the current slowdown in the residential market, the secondary market for construction and development loans is depressed, so we have less opportunity to mitigate our credit risk by selling part or all of our interest in these loans. If we foreclose on a construction and development loan, our holding period for the collateral typically may be longer than we have historically experienced because there are fewer potential purchasers of the collateral. The decline in the number of potential purchasers has contributed to the decline in the value of these loans. Accordingly, charge-offs on construction and development loans have recently been and may continue to be larger than those incurred by other segments of our loan portfolio. At June 30, 2014, $5.1 million of our construction and development loans were for speculative construction loans. Also at June 30, 2014, $688,000 or 1.2%, of our total construction and land/lot loans and $6.3 million or 11.1%, of our construction and development loans were non-accruing.

Our commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

At June 30, 2014, commercial real estate loans were $377.8 million, or 25.2% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans. Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans may expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

Repayment of our municipal leases is dependent on the fire department receiving tax revenues from the county/municipality.

At June 30, 2014, municipal leases were $106.2 million, or 7.1%, of our total loan portfolio. We offer ground and equipment lease financing to fire departments located throughout North Carolina and, to a lesser extent, South Carolina. Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for that purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2014, $3.0 million of our municipal leases contained a non-appropriation clause.

Our provision for loan losses and net loan charge-offs increased significantly in 2012 and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the year ended June 30, 2014, we recorded a provision for (recovery of) loan losses of ($6.3) million, as compared to $1.1 million and $15.6 million for the years ended June 30, 2013 and 2012, respectively. We also recorded net loan charge-offs of $2.3 million for the year ended June 30, 2014 compared to net loan charge-offs of $4.1 million and $30.6 million, for the years ended June 30, 2013 and 2012, respectively. We are still experiencing elevated levels of loan delinquencies and credit losses as compared to historical standards. At June 30, 2014, our non-performing assets totaled $62.7 million compared to $80.3 million at June 30, 2013. If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience further delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

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

Our nonperforming assets (which consist of non-accruing loans and REO) were $62.7 million, or 3.02%, of total assets at June 30, 2014, while remaining unchanged at $80.3 million, or 5.1% and 4.7% of total assets, at June 30, 2013 and 2012, respectively. Our nonperforming assets adversely affect our net income in various ways:

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

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. We have also classified $22.2 million in loans as performing troubled debt restructurings at June 30, 2014.

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

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At June 30, 2014, our net deferred tax asset was $58.4 million, all of which was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years, our current year profitability, and management’s expectation of profitability in future years, management has determined that no additional valuation allowance was required at June 30, 2014. If we are required in the future to take an additional valuation allowance with respect to our deferred tax asset, our financial condition and results of operations would be negatively affected.

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

During the past six years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and to a lesser extent, market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. Our interest rate spread for fiscal 2014 increased to 3.69% from 3.65% for fiscal 2013.

The Board of Governors of the Federal Reserve System has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income may decrease, which may have an adverse effect on our profitability. For information with respect to changes in interest rates, see “—We are subject to interest rate risk.” below.

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term certificates of deposit and other deposits yielding no or a relatively low rate of interest. At June 30, 2014, we had $451.1 million in certificates of deposit that mature within one year and $948.9 million in checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the North Carolina, South Carolina, and/or Tennessee markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. In addition, the need to replace funds in the event of large-scale withdrawals of brokered deposits could require us to pay significantly higher interest rates on retail deposits or other wholesale funding sources, which would have an adverse impact on our net interest income and net income. A decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could adversely affect us.

We are implementing a strategy of supplementing organic growth by acquiring other financial institutions or their businesses that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, however, including the following:

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

•
We have completed five mergers during the past five fiscal years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future; and

•
We expect our net income will increase following our acquisitions, however, we also expect our general and administrative expenses and consequently our efficiency rates will also increase. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisitions or branching activities may not be accretive to earnings in the short or long-term.

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

We have conducted a pro forma analysis of these new requirements as of June 30, 2014.  We have determined that if these requirements were in effect on that date, HomeTrust Bancshares and HomeTrust Bank would be considered well-capitalized and HomeTrust Bancshares and HomeTrust Bank each would have a capital conservation buffer greater than 2.5%.

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

As of June 30, 2014 we had approximately $64.2 million of federal net operating losses (“NOLs”). Our ability to use our NOLs and other pre-ownership change losses (collectively, “Pre-Change Losses”) to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended from time to time (the “Code”). In general, an ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and U.S. Treasury regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a rolling three-year period. If we experience an ownership change our Pre-Change Losses will be subject to an annual limitation on their use, which is generally equal to the fair market value of our outstanding stock immediately before the ownership change multiplied by the long-term tax-exempt rate, which was 3.32% for ownership changes occurring in June 2014. Depending on the size of the annual limitation (which is in part a function of our market capitalization at the time of the ownership change) and the remaining carryforward period for our Pre-Change Losses (U.S. federal net operating losses generally may be carried forward for a period of 20 years), we could realize a permanent loss of some or all of our Pre-Change Losses, which could have a material adverse effect on our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our administrative office, which is owned by us, in Asheville, North Carolina. In total, as of June 30, 2014, we have 34 branch offices located in North Carolina (including the Asheville metropolitan area and the “Piedmont” region), South Carolina (Greenville), and East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown). Of those offices, four are leased facilities. We also own an operations center located in Asheville, North Carolina. We lease additional space, which is adjacent to the facility we own, for administrative and operations personnel. The lease terms for our branch offices, operations center and other offices are not individually material. Lease expirations range from one to five years. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use. See Notes 5 and 10 in the Notes to the Consolidated Financial Statements included under Item 8: Financial Statements and Supplementary Data for additional information.

We maintain depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by us at June 30, 2014 was $438,000. Management has a disaster recovery plan in place with respect to the data processing system, as well as our operations as a whole.

Item 3. Legal Proceedings

On March 14, 2012, a civil suit was filed (which was amended on April 25, 2012) in the County of Buncombe, North Carolina, Civil Superior Court Division, Twenty-Eighth Judicial Circuit, case number 2012CV-01206, by Leslie A. Whittington and 20 other plaintiffs against HomeTrust Bank and a third party brokerage firm. The plaintiffs seek actual damages of $12.5 million and additional treble or such other punitive damages as determined by the court. The suit alleges that the defendants should have been aware of the Ponzi scheme perpetrated by Mr. William Bailey through his company, Southern Financial Services, as a result of the transactions into and from the accounts at HomeTrust Bank and the brokerage firm. The suit further alleges that the defendants were negligent and reckless in not monitoring, discovering and reporting the unlawful conduct of Mr. Bailey, including that he was kiting checks and converting funds for his own use. In addition, the suit claims the defendants were unjustly enriched by the fees they received from their business relationship with Mr. Bailey. Mr. Bailey pled guilty to federal criminal charges of securities fraud, mail fraud and filing false income taxes related to this matter in February 2011 and was sentenced on February 27, 2013.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “HTBI.” The common stock was issued at a price of $10.00 per share in connection with the Conversion. The Conversion was completed on July 10, 2012 and the Company’s common stock commenced trading on the Nasdaq Global Market on July 11, 2012. As a result, there is no sale price information for any quarterly period in the fiscal year ended June 30, 2012. As of the close of business on June 30, 2014, there were 20,632,008 shares of common stock outstanding held by 1,003 holders of record. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for the Company’s common stock for the year ended June 30, 2014.

Year Ended June 30, 2014	High	Low	Cash Dividend Declared
First quarter	$17.00	$16.00	$--
Second quarter	16.55	15.89	--
Third quarter	16.11	15.26	--
Fourth quarter	16.00	14.87	--

The Company did not declare any dividends on its common stock during the fiscal year ended June 30, 2014. The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. We also have the ability to receive dividends or capital distributions from HomeTrust Bank, our wholly owned subsidiary. There are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. See Item 1, “Business—How We Are Regulated,” for more information regarding the restrictions on the Company’s and the Bank’s abilities to pay dividends.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2013, the Company announced that its Board of Directors had authorized the repurchase of up to 1,041,245 shares of the Company’s common stock, representing 5% of the Company’s outstanding shares. We completed this stock repurchase program during the second fiscal quarter of 2014.

On January 31, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 989,183 shares of the Company’s common stock, representing 5% of the Company’s outstanding shares. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.  As of June 30, 2014, 804,499 shares had been repurchased.

The table below sets forth information regarding the Company’s common stock repurchases during the quarter pursuant to its existing stock repurchase plan.

				Total Number of	Maximum Number of
				Shares Purchased as	Shares that May
	Total Number	Average		Part of Publicly	Yet Be Purchased
	of Shares	Price Paid per		Announced Plans or	Under the Plans or
Period	Purchased	Share		Programs	Programs
April 1 to April 30, 2014	457,863	$15.88		457,863	315,285
May 1 to May 30, 2013	-	-		-	-
June 1 to June 30, 2013	130,601	15.63		130,601	184,684
			1
Total	588,464	$15.82		588,464	184,684

    Equity Compensation Plans

The equity compensation plan information presented under Part III, Item 12 of this report is incorporated herein by reference.

    Shareholder Return Performance Graph Presentation

Our shares of common stock began trading on the NASDAQ Global Select Market on July 11, 2012. Accordingly, no comparative stock performance information is available for periods ending prior to this date. The performance graph below compares the Company’s cumulative shareholder return on its common stock since the inception of trading on July 11, 2012 to the cumulative total return of the Nasdaq Composite and the Nasdaq Bank Index for the periods indicated. We believe the Nasdaq Bank Index is a better comparison than the SNL U.S. Thrift Index used in the prior year based on our loan mix and recent change to a national bank charter. The information presented below assumes $100 was invested on July 11, 2012, in the Company’s common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance. Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on July 11, 2012.

Total Return Performance
155
145
135
125
115
105
95
HTBI ($)
NASDAQ Bank
NASDAQ
07/11/2012
09/30/2012
12/31/2012
03/31/2013
06/30/2013
09/30/2013
12/31/2013
03/31/2014
06/30/2014

	Period Ended
	07/11/12	09/30/12	12/31/12	03/31/13	06/30/13	09/30/13	12/31/13/2013	03/31/14	06/30/14
HomeTrust Bancshares, Inc.	100.00	113.25	115.47	135.04	144.96	141.03	136.67	134.87	134.79
NASDAQ Bank Index	100.00	105.49	104.65	116.35	123.55	129.91	145.37	149.07	145.58
NASDAQ Composite	100.00	107.90	104.55	113.14	117.84	130.59	144.62	145.40	152.64

Item 6.  Selected Financial and Other Data.

The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for the years ended June 30, 2014, 2013 and 2012 are derived in part from the audited consolidated financial statements that appear in this annual report. The following information is only a summary and you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report and “Financial Statements and Supplementary Data” under Item 8 of this report below.

	At June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,074,454	$1,583,323	$1,720,056	$637,643	$1,641,145
Loans receivable, net(1)	1,473,099	1,132,110	1,193,945	1,276,377	1,243,610
Allowance for loan losses	23,429	32,073	35,100	50,140	41,713
Certificates of deposit in other banks	163,780	136,617	108,010	118,846	99,140
Securities available for sale, at fair value	168,749	24,750	31,335	59,016	36,483
Federal Home Loan Bank stock	3,697	1,854	6,300	9,630	10,790
Deposits	1,583,047	1,154,750	1,466,175	1,264,585	1,289,549
Other borrowings	50,000	-	22,265	145,278	122,199
Stockholders’ equity	377,151	367,515	172,485	167,769	174,815

	Years Ended June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Operations Data:
Total interest and dividend income	$60,281	$60,389	$67,491	$72,087	$71,300
Total interest expense	5,432	7,255	11,778	20,529	25,617
Net interest income	54,849	53,134	55,713	51,558	45,683
Provision for (recovery of ) loan losses	(6,300)	1,100	15,600	42,800	38,600
Net interest income after provision for
loan losses	61,149	52,034	40,113	8,758	7,083
Fees and service charges	2,783	2,589	2,679	2,929	2,986
Mortgage banking income and fees	3,218	5,107	3,846	3,211	2,692
Gain on sale of securities	10	-	-	430	191
Gain from business combination	-	-	-	5,844	17,391
Gain on sale of fixed assets	-	-	1,503	-	-
Other non-interest income	2,727	2,691	2,400	4,382	1,292
Total non-interest income	8,738	10,387	10,428	16,796	24,552
Total non-interest expense	55,032	51,393	46,661	53,554	42,171
Income (loss) before provision
(benefit) for income taxes	14,855	11,028	3,880	(28,000)	(10,536)
Income tax expense (benefit)	4,513	1,975	(647)	(13,263)	(17,577)
Net income (loss)	$10,342	$9,053	$4,527	$(14,737)	$7,041

Per Share Data:
Net income per common share:
Basic	$0.54	$0.45	n/a	n/a	n/a
Diluted	$0.54	$0.45	n/a	n/a	n/a

	At or For the
	Years Ended June 30,
	2014	2013	2012	2011		2010
Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to average total
assets)	0.62%	0.56%	0.29%	(0.88	) %	0.46%
Return on equity (ratio of net income to average
equity)	2.86	2.48	2.67	(8.15)		4.50
Tax equivalent yield on earning assets(2)	4.15	4.30	4.82	4.83		5.06
Rate paid on interest-bearing liabilities	0.46	0.65	0.91	1.48		1.99
Tax equivalent average interest rate spread(2)	3.69	3.65	3.91	3.35		3.07
Tax equivalent net interest margin(2)(3)	3.79	3.81	4.02	3.52		3.33
Operating expense to average total assets	3.29	3.21	2.95	3.21		2.75
Average interest-earning assets to average interest-bearing
liabilities	130.20	132.54	113.61	113.01		115.06
Efficiency ratio(4)	75.37	67.63	56.77	61.94		55.59

Asset quality ratios:
Non-performing assets to total assets(5)	3.02%	5.07%	4.67%	3.81%		3.87%
Non-accruing loans to total loans(5)	3.14	5.88	5.21	3.64		3.59
Total classified assets to total assets	4.56	7.43	7.75	9.83		9.20
Allowance for loan losses to non-accruing loans(5)(6)	49.84	46.78	54.69	103.43		90.09
Allowance for loan losses to total loans	1.56	2.75	2.85	3.77		3.23
Net charge-offs to average loans	0.19	0.34	2.34	2.59		1.71

Capital ratios:
Equity to total assets at end of period(7)	18.18%	23.21%	10.03%	10.24%		10.65%
Average equity to average assets	21.62	23.09	10.71	10.82		10.21
Dividend payout to common shareholders	-	-	n/a	n/a		n/a
______________________
(1)	Net of allowances for loan losses, loans in process and deferred loan fees.
(2)	The weighted average rate for municipal leases is adjusted for a 34% federal tax rate since the interest from these leases is tax exempt.
(3)	Net interest income divided by average interest earning assets.
(4)
As presented, this is a non-GAAP (Generally Accepted Accounting Principles) measure calculated by dividing total non-interest expense, net of FHLB advance prepayment penalties, REO-related expenses and merger-related expenses, by the sum of net interest income, total non-interest income and the tax equivalent adjustment, net of realized gain/loss on securities. The Company believes the efficiency ratio as presented is useful for both investors and management to understand the effects of certain non-interest items and provides an alternative view of the Company's performance over time and in comparison to the Company's competitors. This non-GAAP financial measure should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. Set forth below is a reconciliation to GAAP of the non-GAAP efficiency ratio shown in the table:

	At or for the years ended June 30,
	2014	2013	2012	2011	2010

Non-interest expense	$55,032	$51,393	$46,661	$53,554	$42,171
Less FHLB advance prepayment expense	-	3,069	2,111	3,988	-
Less REO-related expenses	2,089	3,086	4,991	5,306	1,231
Less merger-related expenses	2,708	-	-	-	-
Non-interest expense – as adjusted	50,235	45,238	39,559	44,260	40,940

Net interest income	54,849	53,134	55,713	51,558	45,683
Plus non-interest income	8,738	10,387	10,428	16,796	24,552
Plus tax equivalent adjustment	3,076	3,371	3,539	3,527	3,598
Less realized gain/loss on securities	10	-	-	430	191
Net interest income plus non-interest income – as adjusted	66,673	66,892	69,680	71,451	73,642

Efficiency ratio	75.37%	67.63%	56.77%	61.94%	55.59%

Efficiency ratio (without adjustments)	86.55%	80.91%	70.55%	78.35%	60.04%

(5)
Non-performing assets include non-accruing loans including certain restructured loans and real estate owned. In the year ended June 30, 2012, $25.7 million of loans were reclassified from impaired loans still accruing interest to non-accruing loans pursuant to regulatory guidance. At June 30, 2014, there were $13.9 million of restructured loans included in non-accruing loans and $23.9 million, or 50.9%, of non-accruing loans were current on their loan payments.

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

Beginning in fiscal year 2009 and continuing throughout much of fiscal year 2012, housing markets deteriorated in many of our market areas and we experienced significantly higher levels of delinquencies and non-performing assets, primarily in our construction and land development loan portfolios. During this period, home and lot sales activity was exceptionally slow, causing stress on builders’ and developers’ cash flows and their ability to service debt, which was reflected in our increased non-performing asset totals. Further, property values generally declined, reducing the value of the collateral securing loans. In addition, other non-housing-related segments of the loan portfolio developed signs of stress and increasing levels of non-accruing loans as the effects of the recent recession became more evident and the pace of the recovery remained slow. As a result, during these periods our provision for loan losses was significantly higher than historical levels and our normal expectations. This higher than normal level of delinquencies and non-accruals also had a material adverse effect on operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs and valuation adjustments for REO. During both fiscal 2013 and 2014, home and lot sales activity and real estate values have modestly improved along with general economic conditions resulting in materially lower loan charge-offs and write-downs of real estate owned in fiscal 2014. As a result, during the year ended June 30, 2014, our provision for loan losses decreased $7.4 million primarily due to lower net loan charge-offs and our loss on sale and impairment of real estate owned declined $305,000 due to improving real estate values. For the year ended June 30, 2014 we had net income of $10.3 million, as compared to net income of $9.1 million for the year ended June 30, 2013.

On July 31, 2013, we completed our acquisition of BankGreenville Financial Corporation (“BankGreenville”) with one office located in Greenville, South Carolina. BankGreenville reported total assets of $105.1 million, total deposits of $90.0 million, and stockholders’ equity of $9.6 million at June 30, 2013.

On May 31, 2014, we completed our acquisition of Jefferson Bancshares, Inc., (“Jefferson”) headquartered in Morristown, Tennessee. Jefferson had twelve offices located across East Tennessee and reported total assets of $506.8 million, total deposits of $384.0 million, and stockholders’ equity of $54.4 million at March 31, 2014.

At June 30, 2014, we had 34 banking offices in North Carolina (including the Asheville metropolitan area and the “Piedmont” region), South Carolina (Greenville), and East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown). We intend to expand through organic growth and through the acquisition of other community financial institutions and/or bank branches. Our goal is to continue to enhance our franchise value and earnings through strategic, planned growth in our banking operations, while maintaining the community-focused, relationship style of exceptional customer service that has differentiated our brand and characterized our success to date.

On July 21, 2014, the HomeTrust Bank opened a commercial loan production office (“LPO”) in downtown Roanoke, Virginia. Also, on July 31, 2014, HomeTrust Bank completed its acquisition of Bank of Commerce headquartered in Charlotte, North Carolina. As of June 30, 2014, Bank of Commerce had total assets of $123 million, total deposits of $93 million, and stockholders’ equity of $12 million and operates one office in midtown Charlotte.

On August 13, 2014, the Bank received approval from the Office of the Comptroller of the Currency to purchase the branch banking operations of ten locations in Virginia and North Carolina from Bank of America Corporation.  Six of the branches are located in Roanoke Valley, two in Danville, one in Martinsville, Virginia, and one in Eden, North Carolina. The acquisition will add approximately $504 million of deposits. In addition to the branches, the Bank will acquire a small amount of loans as part of the transaction. The Bank expects the purchase to be effective Monday, November 17, 2014, following satisfaction of customary closing conditions.

On August 25, 2014, the Company announced that the Bank converted from a federal savings bank charter to a national bank charter and the Company is now a bank holding company. The Bank received approval for the charter change in July 2014 from the Office of the Comptroller of the Currency.

Business and Operating Strategy and Goals

Our primary objective is to continue to operate and grow HomeTrust Bank as a well-capitalized, profitable, independent, community banking organization. Our mission is to continue serving individuals, businesses and community organizations in our primary markets in North Carolina (including the Asheville metropolitan area and the “Piedmont” region), South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and the Roanoke Valley area of Virginia through exceptional service. To accomplish our objectives, we will also need to continue building caring relationships with our employees, customers and communities while delivering on our brand promise that “It’s Just Better Here.” We will also need to continue providing our employees with the tools necessary to effectively deliver our products and services to customers in order to compete effectively with other financial institutions operating in our market areas.

Improving our asset quality.  Our goal is to improve upon our level of nonperforming assets by managing credit risk. As real estate markets have weakened since 2008, we have experienced a significant increase in delinquencies and non-performing assets. We have implemented an internal problem loan resolution process that is managed by a group of experienced senior banking officers to focus on early detection and timely solutions. We are focused on actively monitoring and managing all segments of our loan portfolio in order to proactively identify and mitigate risk. We will continue to devote significant efforts and resources to reducing problem assets to levels consistent with our historical experience. We also implemented in fiscal years 2007 through 2009 continuously more stringent underwriting policies and procedures as the economy continued to deteriorate, which included an increased emphasis on a borrower’s ongoing ability to repay a loan by requiring lower debt to income ratios, higher credit scores and lower loan to value ratios than our previous lending policies had required. Our percentage of nonperforming assets to total assets was 3.02%, 5.07%, and 4.67% at June 30, 2014, 2013 and 2012, respectively.

Continuing to originate residential and owner-occupied commercial mortgage loans and municipal leases.  Our primary lending focus has been, and will continue to be, on operating as a residential and commercial mortgage lender. We originate both fixed and adjustable-rate residential and commercial mortgage loans. Most of the long term fixed-rate residential mortgage loans that we originate are sold into the secondary market with servicing released, while most of the residential adjustable rate mortgages and fixed rate mortgages with terms to maturity of 15 years or less, the commercial mortgages and all of the municipal leases that we originate, are retained in our portfolio. Although our loan originations have declined during recent periods as we focused on our asset quality problems and experienced lower demand for residential and commercial mortgage loans reflecting both the weak housing market and overall weak economic conditions, we intend to continue to emphasize these lending activities. We have strictly limited the origination of speculative construction, land development and land loans in favor of loans that possess credit profiles presenting lower risk to us. We believe the continuing changes in the secondary market as a result of the uncertainty that is surrounding Fannie Mae and Freddie Mac will result in increased opportunities in the coming years to originate high quality residential loans with more attractive pricing for our loan portfolio. With our long experience and expertise in residential lending, we believe we can be effective in capturing the opportunities of these market changes in residential lending.

Expanding our commercial and industrial lending and indirect auto finance line of business.  On March 10, 2014, HomeTrust Bank hired a new Chief Credit Officer, Keith Houghton. Under Mr. Houghton’s direction, the Bank has expanded its commercial credit department and added new technology systems to support the growth of the Bank’s commercial loan portfolio. With our new LPO in Roanoke, Virginia and the acquisitions of BankGreenville and Jefferson, we have expanded our commercial and industrial lending. The expansion and acquisitions have provided us personnel with expertise in commercial and industrial lending, as well as intimate knowledge of the Greenville, South Carolina, East Tennessee, and Roanoke Valley area markets. Additionally, during fiscal year 2014, HomeTrust Bank added an indirect auto finance line of business. The indirect auto finance group services automobile dealerships, its owners, and consumers buying automobiles through these dealerships mainly in western North Carolina and upstate South Carolina. Our focus on working with strong dealerships will allow us to expand into additional market areas and to actively deepen relationships through cross-selling opportunities, while building a strong reputation.

Continuing to expand our presence within our existing and contiguous market areas and by capturing business opportunities resulting from changes in the competitive environment.  We believe the significant changes that are impacting the financial services industry in the current economic environment, including failures and consolidations of community banks, may create opportunities to grow our business. Our increased capital position from our stock offering has positioned us to be able to expand our market presence within our existing geographic footprint at the appropriate time. In the past, we have successfully opened de novo branches and integrated five community banks into the HomeTrust Banking Partnership, including the January 31, 2010 addition of Industrial Federal Bank, the October 1, 2010 addition of Cherryville Federal Bank, the July 31, 2013 acquisition of BankGreenville, the May 31, 2014 acquisition of Jefferson Bancshares, Inc., and the July 31, 2014 acquisition of Bank of Commerce. Going forward, while exercising appropriate discipline, we expect to strengthen our market position by capturing a portion of the market share arising from the expected consolidation of community banks in our market areas. We believe that the new regulatory and technology environment, as well as, the revenue and growth challenges in banking, will result in many community banks seeking to affiliate with strongly capitalized larger community banks such as HomeTrust Bank. In addition, by delivering high quality, customer-focused products and services, we expect to attract additional borrowers and depositors and thus increase our market share and revenue generation.

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

We account for purchased performing loans acquired in business combinations using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows.  We record purchased performing loans at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans.  We do not establish any allowance for loan losses for purchased performing loans, however we will record a provision for loan losses for any further deterioration in these loans subsequent to the acquisition.

We consider loans purchased with evidence of credit deterioration and for which it is probable that all contractually required payments will not be collected as purchased credit-impaired (“PCI”) loans. Evidence of credit quality deterioration as of the purchase date may include the internal loan risk grade, delinquent and nonaccrual status, recent credit scores, and recent loan-to-value percentages. We initially record PCI loans at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan.  Thus, we do not establish any allowance for loan losses for PCI loans.  We estimate the cash flows expected to be collected at the purchase date using specific credit reviews of certain loans and quantitative models incorporating credit risk, prepayment assumptions, and various other factors.  These estimates require significant judgment given the impact of real estate prices, changing loss estimates, prepayment assumptions, and other relevant factors. The excess of cash flows expected to be collected over the estimated fair value is the accretable yield and is recognized in interest income over the remaining life of the loan.  The difference between the contractually required payments and the cash flows expected to be collected at the purchase date, considering the impact of prepayments, is the nonaccretable difference and is available to absorb future loan chargeoffs.

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

Comparison of Financial Condition at June 30, 2014 and June 30, 2013

Assets.  Total assets increased $491.1 million, or 31.0%, to $2.07 billion at June 30, 2014 from $1.58 billion at June 30, 2013, including an increase in net loans receivable of $341.0 million, or 30.1%, to $1.47 billion at June 30, 2014 from $1.13 billion at June 30, 2013, primarily due to the Jefferson acquisition.

Cash and cash equivalents.  Total cash and cash equivalents decreased $79.9 million, or 63.5%, to $45.8 million at June 30, 2014 from $125.7 million at June 30, 2013. The decrease was primarily attributable to $25.2 million used to fund the Jefferson acquisition cash consideration and the balance of the decrease was used to partially fund the purchase of $81.6 million in investment securities. As a part of the Company’s liquidity strategy, the Company invests a portion of its excess cash in certificates of deposit in other banks which have a higher yield than cash held in interest-earning accounts in order to increase earnings. All of the certificates of deposit in other banks are fully insured by the FDIC. At June 30, 2014, certificates of deposits in other banks totaled $163.8 million compared to $136.6 million at June 30, 2013. The Company has been maintaining a high liquidity position consistent with the Company’s strategy of managing credit and liquidity risk.

Loans.  Net loans increased $341.0 million, or 30.1%, to $1.47 billion at June 30, 2014 compared to $1.13 billion at June 30, 2013 primarily due to the May 31, 2014 acquisition of Jefferson. With the exception of municipal leases, all other categories of loans increased during the last fiscal year. Total loan originations decreased $118.2 million, or 27.1%, to $318.1 million during the year ended June 30, 2014 compared to $436.3 million during the year ended June 30, 2013, as demand for new loans from creditworthy borrowers was relatively weak and utilization of existing credit lines was low despite the modest recovery in the general economy. We also continued to reduce our exposure to weaker credits as we aggressively managed problem assets.

Allowance for loan losses.  Our allowance for loan losses at June 30, 2014 was $23.4 million or 1.56% of total loans, compared to $32.1 million or 2.75% of total loans at June 30, 2013. The allowance for loan losses was 2.08% of total loans at June 30, 2014, excluding the loans acquired from Jefferson and BankGreenville, which have been recorded at fair value with an appropriate credit discount. We recorded net loan charge-offs of $2.3 million for the year ended June 30, 2014, as compared to $4.1 million for the prior fiscal year. Net loan charge-offs as a percentage of average loans also decreased to 0.19% for the year ended June 30, 2014 from 0.34%, for the year ended June 30, 2013. Non-accruing loans decreased to $47.0 million at June 30, 2014 from $68.6 million at June 30, 2013. Non-accruing loans to total loans decreased to 3.14% at June 30, 2014 from 5.88% at June 30, 2013. At June 30, 2014, $23.9 million, or 50.9%, of total non-accruing loans were current on their loan payments, as compared to $39.6 million or 57.7% of total non-accruing loans at June 30, 2013.

In addition, the ratio of classified assets to total assets decreased to 4.56% at June 30, 2014 from 7.43% at June 30, 2013. Classified assets decreased 19.5% to $94.7 million at June 30, 2014, compared to $117.6 million at June 30, 2013. Delinquent loans (loans delinquent 30 days or more) declined 21.1% to $27.9 million at June 30, 2014, from $35.3 million at June 30, 2013. Impaired loans decreased to $62.8 million at June 30, 2014 from $89.7 million at June 30, 2013. At June 30, 2014, impaired loans, net of charge-offs and specific reserves, represented 81.9% of the original contractual loan balance.

Investments.  Securities available for sale increased $144.0 million, to $168.7 million at June 30, 2014 compared to $24.8 million at June 30, 2013 primarily as a result of the May 31, 2014 Jefferson acquisition and the $81.6 million of securities purchased during the year. Partially offsetting these increases were $45.2 million of U.S. agency securities called by the issuer during the year ended June 30, 2014. A total of $9.9 million of principal payments were received on mortgage-backed securities. The principal reduction of mortgage-backed securities was primarily attributable to mortgage prepayments and the scheduled principal payments of the underlying mortgage loans. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We do not believe that there are any other-than-temporary impairments at June 30, 2014; therefore, no impairment losses have been recorded for fiscal 2014. FHLB stock increased $1.8 million over the last fiscal year primarily due to the Jefferson acquisition.

    Real estate owned.  REO increased $4.0 million, to $15.7 million at June 30, 2014 primarily due to the May 31, 2014 Jefferson acquisition. The total balance of REO included $6.2 million in land, construction and development projects (both residential and commercial), $4.7 million in commercial real estate and $4.8 million in single-family homes at June 30, 2014. During the year ended June 30, 2014, we transferred $9.6 million of loans into REO, disposed of $10.6 million of properties and recognized a net loss of $646,000 on sales and impairment adjustments.

    Deposits.  Deposits increased $428.3 million, or 37.1%, to $1.58 billion at June 30, 2014 from $1.15 billion at June 30, 2013, primarily due to the Jefferson and BankGreenville acquisitions. Core deposits (which include checking, savings, and money market accounts) increased $334.5 million, or 54.4%, due to the Jefferson acquisition and the Company’s strategy to promote these lower cost accounts. Certificates of deposit increased $93.8 million during the fiscal year as a result of $177.4 million acquired from Jefferson and BankGreenville. Excluding these acquisitions, certificates of deposit decreased $83.6 million during the fiscal year as a result of our managed decline of higher rate certificates of deposit, consistent with the Company’s strategy to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.

    Borrowings.  FHLB advances increased to $50.0 million at June 30, 2014 from none at June 30, 2013 primarily due to liabilities assumed in the Jefferson acquisition.

    Equity.  Stockholders’ equity at June 30, 2014 increased to $377.2 million from $367.5 million at June 30, 2013. The increase in stockholders’ equity primarily reflected a $10.3 million increase in retained earnings resulting from net income for the fiscal year. The Company repurchased approximately 1.8 million shares for $29.7 million during the year which was partially offset by the issuance of approximately 1.7 million shares valued at $25.2 million to consummate the Jefferson acquisition.

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

	Years Ended June 30,
	2014			2013			2012
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$1,213,271	$59,911	4.94%	$1,210,153	$61,775	5.10%	$1,293,747	$69,195	5.35%
Deposits in other financial institutions	211,254	1,749	0.83%	221,943	1,509	0.68%	133,905	1,331	0.99%
Investment securities	89,781	1,578	1.76%	28,862	324	1.12%	37,905	413	1.09%
Other	13,730	119	0.87%	20,769	152	0.73%	8,003	91	1.14%
Total interest-earning assets	1,528,036	63,357	4.15%	1,481,727	63,760	4.30%	1,473,560	71,030	4.82%

Interest-bearing liabilities:
Interest-bearing checking accounts	220,427	275	0.12%	181,849	212	0.12%	161,780	320	0.20%
Money market accounts	306,747	788	0.26%	263,826	895	0.34%	255,513	1,397	0.55%
Savings accounts	92,374	156	0.17%	90,545	199	0.22%	84,106	314	0.37%
Certificate accounts	547,929	4,198	0.77%	571,324	5,669	0.99%	705,537	8,213	1.16%
Borrowings	6,109	15	0.25%	10,434	280	2.68%	90,060	1,534	1.70%
Total interest-bearing liabilities	1,173,586	5,432	0.46%	1,117,978	7,255	0.65%	1,296,996	11,778	0.91%

Tax-equivalent net interest income		$57,925			$56,505			$59,252
Tax equivalent interest rate spread			3.69%			3.65%			3.91%
Net earning assets	$354,450			$363,749			$176,564
Tax equivalent net interest margin			3.79%			3.81%			4.02%

Average interest-earning assets to average interest-bearing liabilities	130.20%			132.54%			113.61%

___________________
(1) The average loans receivable, net balances include loans held for sale and non-accruing loans.
(2)  Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $3.1 million, $3.4 million and $3.5 million for fiscal years ended June 30, 2014, 2013, and 2012, respectively, calculated based on a federal tax rate of 34%.

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

	Year Ended June 30,			Years Ended June 30,
	2014 vs. 2013			2013 vs. 2012
	Increase/ (decrease) due to		Total increase/ (decrease)	Increase/ (decrease) due to		Total increase/ decrease
	Volume	Rate		Volume	Rate

Interest-earning assets:
Loans receivable	$159	$(2,023)	$(1,864)	$(4,471)	$(2,949)	$(7,420)
Deposits in other financial institutions	(73)	313	240	875	(697)	178
Investment securities	684	570	1,254	(99)	10	(89)
Other	(52)	19	(33)	145	(84)	61

Total interest-earning assets	$718	$(1,121)	$(403)	$(3,550)	$(3,720)	$(7,270)

Interest-bearing liabilities:
Interest-bearing checking accounts	$45	$18	$63	$40	$(148)	$(108)
Money market accounts	146	(253)	(107)	45	(547)	(502)
Savings accounts	4	(47)	(43)	24	(139)	(115)
Certificate accounts	(232)	(1,239)	(1,471)	(1,562)	(982)	(2,544)
Borrowings	(116)	(149)	(265)	(1,356)	102	(1,254)

Total interest-bearing liabilities	$(153)	$(1,670)	$(1,823)	$(2,809)	$(1,714)	$(4,523)

Net increase (decrease) in tax equivalent interest income			$1,420			$(2,747)

Comparison of Results of Operations for the Years Ended June 30, 2014 and June 30, 2013

General.  During the year ended June 30, 2014, we had net income of $10.3 million as compared to net income of $9.1 million for the year ended June 30, 2013. The increase in net income was primarily driven by improved asset quality leading to a recovery of loan losses of $6.3 million. Net income before merger-related expenses, net of tax, for the fiscal year end of 2014 was $12.2 million compared to $9.1 million for fiscal year 2013, a 35.0% increase. On a basic and diluted per share basis, the Company earned $0.54 per share for the fiscal year ended June 30, 2014 versus $0.45 per share for the fiscal year ended June 30, 2013. Earnings per share before merger-related expenses, net of tax, was $0.64 per share for the fiscal year ended June 30, 2014, an increase of 42.2% compared to the prior fiscal year.

Net Interest Income.  Net interest income was $54.8 million for the fiscal year ended June 30, 2014 compared to $53.1 million for the fiscal year ended June 30, 2013. Net interest income increased $1.7 million, or 3.2%, compared to the prior year as interest income on securities available for sale increased $1.3 million and total interest expense decreased $1.8 million, which was partially offset by a $1.6 million decrease in interest income on loans. Net interest margin (on a fully taxable-equivalent bases) for the fiscal year ended June 30, 2014 decreased two basis points to 3.79% over last year. The yield on interest-earning assets (on a fully taxable-equivalent basis) decreased 15 basis points to 4.15% while the rate paid on interest-bearing liabilities decreased 19 basis points to 0.46%.

The decline in the yield on interest-earning assets during the year ended June 30, 2014 was primarily due to declines in the tax-equivalent yields on loans receivable. The decline in the yield on interest-bearing liabilities was primarily due to declines in both the average balance and tax-equivalent yields on certificates of deposit. Generally, our balance sheet interest rate sensitivity achieves better net interest rate margins in a stable or increasing interest rate environment.  However, due to $577.1 million of loans in the loan portfolio with interest rate floors, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors.

Interest Income.  Interest income for the year ended June 30, 2014 was $60.3 million, compared to $60.4 million for the year ended June 30, 2013, a decrease of $108,000, or 0.2%. The decrease in interest income occurred primarily as a result of the decline in the yield on loans receivable and was partially offset by increases in both the average balance and yield on investment securities. Interest income on loans receivable decreased by $1.6 million, or 2.7% to $56.8 million for the year ended June 30, 2014 from $58.4 million for the year ended June 30, 2013, reflecting the impact of a 16 basis point decrease in the average tax-equivalent yield on loans. Average loans receivable held steady at $1.21 billion for the year ended June 30, 2014 compared to fiscal 2013. The decrease in average tax-equivalent loan yields reflects the continuing very low level of market interest rates, the maturity or repayment of higher yielding loans, and downward repricing of adjustable rate loans to current market rates. The average tax-equivalent yield on loans was 4.94% for the year ended June 30, 2014, compared to 5.10% for the year ended June 30, 2013.

The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $43.2 million, or 15.9%, to $314.8 million for the year ended June 30, 2014, while the interest and dividend income from those investments increased by $1.5 million compared to the prior fiscal year. The increase in average balance was primarily due to the purchase of $81.6 million of investment securities during fiscal year 2014 and $85.0 million in investment securities acquired in the Jefferson merger. These increases were partially offset by $45.2 million of U.S. agency securities which were called during the fiscal year.

Interest Expense.  Interest expense for the year ended June 30, 2014 was $5.4 million, compared to $7.3 million for the year ended June 30, 2013, a decrease of $1.8 million, or 25.1%. The decrease in interest expense occurred as a result of a 19 basis point decrease in the average cost of interest-bearing liabilities to 0.46% for the year ended June 30, 2014, from 0.65% for the year earlier. These decreases reflect the prepayment of all higher-rate FHLB advances during the year ended June 30, 2013, as well as, a managed decline in certificates of deposit as our pricing decreases were designed to allow higher rate certificates of deposit to run off.

Deposit interest expense decreased $1.6 million, or 22.3%, to $5.4 million for the year ended June 30, 2014 compared to $7.0 million for the year earlier primarily as a result of a $23.4 million decrease in the average balance of certificates of deposit and a 22 basis point decrease in the rate paid on these deposits. In addition, the cost of our money market accounts declined $107,000 due an 8 basis point decrease in the rate paid on these deposits compared to last year. Average borrowings decreased to $6.1 million for the year ended June 30, 2014, from $10.4 million for the year ended June 30, 2013, while the average rate paid on borrowings decreased to 0.25% for the year ended June 30, 2014 from 2.68% for the year ended June 30, 2013. The decrease in the average rate paid on borrowings was primarily the result of the repayment of all higher-rate FHLB advances in fiscal 2013.

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

During the year ended June 30, 2014, the provision (recovery) for loan losses was ($6.3) million, compared to $1.1 million for the year ended June 30, 2013, a decrease of $7.4 million. The recovery in the provision was primarily due to improving asset quality due to lower classified and non-accruing loans, as well as lower loan charge-offs. Non-accruing loans decreased $21.6 million, or 31.4%, and our classified assets declined $22.9 million, or 19.5%, during fiscal year 2014. In addition, at June 30, 2014, $23.9 million, or 50.9%, of our total non-accruing loans were current on their loan payments as compared to $39.6 million, or 57.7%, of total non-accruing loans at June 30, 2013. As a result of these factors, combined with our decreasing loan portfolio (excluding loans acquired through acquisition), our provision for loan losses decreased during fiscal 2014.

A comparison of the allowance at June 30, 2014 and 2013 reflects a decrease of $8.7 million, or 27.0%, to $23.4 million at June 30, 2014, from $32.1 million at June 30, 2013. The allowance as a percentage of total loans decreased to 1.56% at June 30, 2014, compared to 2.75% at June 30, 2013. The allowance for loan losses was 2.08% of total loans at June 30, 2014, excluding the loans acquired from Jefferson and BankGreenville. The allowance as a percentage of non-accruing loans increased slightly to 49.84% at June 30, 2014, compared to 46.78% a year earlier.

As of June 30, 2014, we had identified $62.8 million of impaired loans. Our impaired loans are comprised of loans on nonaccrual and TDRs that are performing under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. For more information on these impaired loans, see Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this report.

We believe that the allowance for loan losses as of June 30, 2014 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income.  Noninterest income was $8.7 million for the fiscal year ended June 30, 2014 compared to $10.4 million for the fiscal year ended June 30, 2013. Mortgage banking income and fees decreased $1.9 million, or 37.0%, as proceeds from sales of loans held for sale decreased to $87.9 million during the 2014 fiscal year compared to $230.9 million for the 2013 fiscal year as loans originated for sale were severely curtailed due to lower refinancing activity driven by increased mortgage loan interest rates throughout the fiscal year.

Noninterest Expense.  Noninterest expense for the fiscal year ended June 30, 2014 increased $3.6 million or 7.1% to $55.0 million compared to $51.4 million for the fiscal year ended June 30, 2013. This increase was primarily driven by $2.7 million of merger-related expenses incurred this fiscal year in connection with the July 31, 2013 acquisition of BankGreenville and the May 31, 2014 acquisition of Jefferson. In addition, salaries and employee benefits increased $3.9 million, or 14.9%, partially offset by a $3.1 million decrease in FHLB advance prepayment penalties, as compared to the prior fiscal year. Salaries and employee benefits increased during fiscal year 2014 primarily as a result of stock based compensation and additional employees retained from the acquisitions of BankGreenville and Jefferson. As a result, noninterest expenses as a percentage of average assets increased slightly to 3.29% for the year ended June 30, 2014, as compared to 3.21% for the prior fiscal year.

Income Taxes.  The provision for income taxes was $4.5 million for fiscal 2014, representing an effective tax rate of 30.4%, as compared to $2.0 million in fiscal 2013. The increase in the income tax provision was due to higher income before income taxes, as well as a nonrecurring $962,000 charge to tax expense for the decrease in the value of our deferred tax assets based on recently implemented decreases in North Carolina’s state corporate tax rates. Beginning January 1, 2014, North Carolina’s corporate tax rate was reduced from 6.9% to 6.0% and will be further reduced to 5.0% in 2015 with additional reductions to 3.0% in 2017 possible in the event certain state revenue triggers are achieved.

We performed a robust evaluation of our deferred tax assets at June 30, 2014 and June 30, 2013. In making the determination whether a deferred tax asset is more likely than not to be realized, we seek to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. At June 30, 2014 and June 30, 2013, our deferred tax asset valuation allowance was $1.0 million and $2.2 million, respectively, reducing our net deferred tax assets to $58.4 million and $47.4 million, respectively. The deferred tax asset valuation allowance relates primarily to North Carolina state income taxes due primarily to limitations on state net operating loss carry-forwards. The net deferred tax asset was the amount that we determined was more likely than not to be realized, based on an analysis of positive and negative evidence at June 30, 2014 and June 30, 2013. Negative evidence considered included:

•
a pre-tax loss of $28.0 million for the year ended June 30, 2011. This loss was due to a $42.8 million provision for loan losses, as well as, a $3.8 million FHLB prepayment penalty and a $4.5 million check kiting loss; and

•
a high level of net chargeoffs, totaling $30.6 million and $34.4 million for the years ended June 30, 2012 and 2011, respectively. Net charge-offs decreased to $2.3 million and $4.1 million for the fiscal years ended June 30, 2014 and 2013, respectively.

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

Positive evidence reviewed included pre-tax income for the years ended June 30, 2014, 2013, and 2012 strong historical earnings performance, our projected earnings forecast, and tax planning strategies. In developing our projected earnings forecast at June 30, 2014, we assumed gradual improvements in economic conditions for the year ending June 30, 2015, with continued improvements in the ensuing years. These assumptions are in line with both national and regional economic forecasts. As such, our estimates included credit losses at more normal levels in the year ending June 30, 2015 followed by improvement in ensuing years as the economy improves. This is supported by the decrease in net chargeoffs for the fiscal year 2014 to $2.3 million.

The positive evidence that led us to conclude that the income tax benefits of our deferred tax assets would be realized included:

•	cumulative pre-tax income of $29.8 million for the three years ended June 30, 2014;

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

•	HomeTrust Bank was “well capitalized” under regulatory definitions, allowing management sufficient resources to continue to manage through the current economic conditions and return to profitability;

•	The Company raised $208.2 million of additional capital in its July 2012 Conversion.

•
based on certain improving credit quality indicators, the credit quality issues that gave rise to the net operating loss carry forward and deferred tax asset related to the loan loss allowance were believed to a large extent limited to fiscal years 2010 and 2011. The recovery for loan losses was $6.3 million for fiscal year 2014. Specifically, we reduced our higher risk commercial construction and development loan portfolio by 68.4% from $179.3 million at June 30, 2008 to $56.5 million at June 30, 2014. This portfolio accounted for 39% of all net loan charge-offs over the past six years. Further, the consumer construction and land/lot loan portfolio decreased by 34.9% from $90.9 million at June 30, 2008 to $59.2 million at June 30, 2014. This portfolio accounted for 11% of all net loan charge-offs over the past six years. Lastly, our overall credit risk was reduced by the growth in our one-to four-family loan portfolio. This growth was primarily through the acquisition of Jefferson (with appropriate credit discounts) and the origination of 10 year fixed rate owner occupied refinance home loans. These loans are made to customers in the Company’s market area and have an extremely low risk profile, with average balances of $100,000, average loan to value ratios of 50%, and borrowers with generally higher credit scores. Given their shorter maturities, these loans pay down quicker as well, further adding strength to their low credit risk profile. Growth in the commercial real estate and commercial/industrial categories is primarily related to loans acquired from Jefferson which include appropriate credit discounts.

•
the deferred compensation deferred tax asset will reverse as those plans are paid, which generally will be at least over twenty years or more based on the retirement dates of the individuals in the plans. The deferred tax asset related to the net operating loss carry-forwards has a 20 year life, which will allow a significant amount of time for us to utilize the asset. The other significant deferred tax asset relates to the allowance for loan losses. This asset is expected to reverse over the next five years as we realize these losses through charge-offs or recoveries of the loan losses; and

•	our projections for future earnings do not assume significant changes in margin, levels of non-interest income, or significant reductions of non-interest expense.

•
the tax-free municipal lease portfolio could be sold to generate a taxable gain as well as provide over $100 million to reinvest into taxable investments; in doing so, we could convert substantial tax-free income into taxable income.

Based on our analysis, there is more positive evidence than negative regarding the utilization of our deferred tax asset and the realization of our recorded deferred tax asset at June 30, 2014 and 2013.

Comparison of Results of Operation for the Year Ended June 30, 2013 and 2012

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

We consider the relatively short duration of our deposits in our overall asset/liability management process.  Should short-term rates increase, we have assets and liabilities that will increase with the market. This is reflected in the small change in our present value equity (“PVE”) when rates increase (see the table below). PVE is defined as the net present value of our existing assets and liabilities. In addition, we have historically demonstrated an ability to maintain retail deposits through various interest rate cycles. If local retail deposit rates increase dramatically, we also have access to wholesale funding through our lines of credit with the FHLB and Federal Reserve, as well as through the brokered deposit market to replace retail deposits, as needed.

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

The committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and our PVE. The committee also valuates these impacts against the potential changes in net interest income and market value of our portfolio equity that are monitored by the board of directors of HomeTrust Bank generally on a quarterly basis.

Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates. The table presented here, as of June 30, 2014, is forward-looking information about our sensitivity to changes in interest rates. The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up and down 400 basis points. Given the relatively low level of market interest rates, a PVE calculation for a decrease of greater than 100 basis points has not been prepared. An increase in rates would negatively impact our PVE as a result of costs of deposit accounts increasing more rapidly than yields on loans due to the fixed rate nature of a large portion of our loan portfolio. As rates rise, the market value of fixed rate assets generally declines due to both the rate increases and slowing prepayments. In addition, due to a number of loans in our loan portfolio with interest rate floors, our net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. Conversely, in a falling interest rate environment these interest rate floors will assist in maintaining our net interest income. As of June 30, 2014, our loans with interest rate floors totaled approximately $577.1 million and had a weighted average floor rate of 4.46%.

June 30, 2014
Change in Interest Rates in	Present Value Equity			PVE
Basis Points	Amount	$ Change	% Change	Ratio
(Dollars in Thousands)

+400	$430,566	$(72,118)	(14)%	24%
+300	446,496	(56,188)	(11)	24
+200	462,920	(39,764)	(8)	24
+100	481,619	(21,065)	(4)	24
Base	502,684	-	-	25
-100	503,887	1,203	0	24

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

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2014, HomeTrust Bank had an additional borrowing capacity of $253.4 million with the FHLB of Atlanta, a $140.2 million line of credit with the Federal Reserve Bank of Richmond and a $5 million line of credit with another unaffiliated bank. At June 30, 2014, we had $50.0 million in FHLB advances outstanding as part of liabilities assumed from the Jefferson acquisition and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At June 30, 2014, brokered deposits totaled $10.0 million or 0.63% of total deposits.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Company on a stand-alone level is a separate legal entity from HomeTrust Bank and must provide for its own liquidity and pay its own operating expenses. The Company’s primary source of funds consists of the net proceeds retained by the Company from the Conversion. We also have the ability to receive dividends or capital distributions from HomeTrust Bank, although there are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. At June 30, 2014, the Company (on an unconsolidated basis) had liquid assets of $13.7 million.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2014, the total approved loan commitments and unused lines of credit outstanding amounted to $55.4 million and $167.6 million, respectively, as compared to $54.2 million and $151.6 million, respectively, as of June 30, 2013. Certificates of deposit scheduled to mature in one year or less at June 30, 2014, totaled $451.1 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

During fiscal 2014, cash and cash equivalents decreased $79.9 million, or 63.5%, from $125.7 million as of June 30, 2013 to $45.8 million as of June 30, 2014 primarily due to the purchase of over $81.6 million in investment securities over fiscal year 2014. Cash used for financing activities of $78.5 million and investing activities of $25.1 million was partially offset by cash provided by operating activities of $23.8 million. Primary sources of cash for the year ended June 30, 2014 included proceeds from the maturity of available for sale securities of $45.2 million, a net decrease in portfolio loans of $30.0 million, and proceeds from the sale of real estate owned of $10.6 million. Primary uses of cash during the period included the purchase of securities available for sale, net of proceeds from sales of $79.5 million, a $38.2 million decrease in net deposits, $29.7 million used to repurchase common stock, and the purchase of certificates of deposit in other banks, net of maturities, of $27.2 million.

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

At June 30, 2014, equity totaled $377.2 million. Management monitors the capital levels of the Company to provide for current and future business opportunities and to ensure HomeTrust Bank meets regulatory guidelines for “well-capitalized” institutions. As a savings and loan holding company regulated by the Federal Reserve Board, the Company is not currently subject to any separate regulatory capital requirements, however, HomeTrust Bank must maintain various minimum capital ratios established by the OCC to be categorized as well capitalized. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on HomeTrust Bank’s financial statements. As of June 30, 2014, HomeTrust Bank was “well-capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” HomeTrust Bank must maintain the minimum capital ratios set forth in the table below.

HomeTrust Bank’s actual and required minimum capital amounts and ratios to be categorized “adequately” and “well capitalized” are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2014:
Tier I Capital (to Total Adjusted Assets)	$264,041	13.37%	$78,985	4.00%	$98,719	5.00%
Tier I Capital (to Risk-weighted Assets)	$264,041	18.29%	$-	-%	$86,625	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$282,160	19.54%	$115,501	8.00%	$144,376	10.00%

As of June 30, 2013:
Tier I Capital (to Total Adjusted Assets)	$228,454	15.25%	$59,920	4.00%	$74,901	5.00%
Tier I Capital (to Risk-weighted Assets)	$228,454	21.89%	$-	-%	$62,620	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$241,736	23.16%	$83,493	8.00%	$104,367	10.00%

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

Item 8. Financial Statements and Supplementary Data

** This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report was not subject to attestation by the Company’s independent registered public accounting firm in accordance with the JOBS Act of 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
HomeTrust Bancshares, Inc.
Asheville, North Carolina

We have audited the accompanying consolidated balance sheets of HomeTrust Bancshares, Inc. and subsidiary (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeTrust Bancshares, Inc. and subsidiary as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended June, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina
September 15, 2014

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
 (Dollar amounts in thousands except per share data)

	June 30,
	2014	2013
Assets
Cash	$19,801	$13,251
Interest-bearing deposits	26,029	112,462
Cash and cash equivalents	45,830	125,713
Certificates of deposit in other banks	163,780	136,617
Securities available for sale, at fair value	168,749	24,750
Loans held for sale	2,537	10,770
Total loans, net of deferred loan fees and discount	1,496,528	1,164,183
Allowance for loan losses	(23,429)	(32,073)
Net loans	1,473,099	1,132,110
Premises and equipment, net	47,411	22,400
Federal Home Loan Bank (FHLB) stock, at cost	3,697	1,854
Accrued interest receivable	6,787	5,549
Real estate owned (REO)	15,725	11,739
Deferred income taxes	58,381	47,428
Bank owned life insurance	71,285	62,242
Goodwill	9,815	-
Core deposit intangibles	4,014	120
Other assets	3,344	2,031
Total Assets	$2,074,454	$1,583,323

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,583,047	$1,154,750
Other borrowings	50,000	-
Capital lease obligations	1,998	2,016
Other liabilities	62,258	59,042
Total liabilities	1,697,303	1,215,808
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
or outstanding	-	-
Common stock, $0.01 par value, 60,000,000 shares authorized, 20,632,008
shares issued and outstanding at June 30, 2014; 20,824,900 at June 30, 2013	207	208
Additional paid in capital	225,889	227,397
Retained earnings	160,332	149,990
Unearned Employee Stock Ownership Plan (ESOP) shares	(9,522)	(10,051)
Accumulated other comprehensive income (loss)	245	(29)
Total stockholders’ equity	377,151	367,515
Total Liabilities and Stockholders’ Equity	$2,074,454	$1,583,323

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
 (Dollar amounts in thousands)

	June 30,
	2014	2013	2012

Interest and Dividend Income
Loans	$56,835	$58,404	$65,656
Securities available for sale	1,578	324	413
Certificates of deposit and other interest-bearing deposits	1,789	1,578	1,331
FHLB stock	79	83	91
Total interest and dividend income	60,281	60,389	67,491

Interest Expense
Deposits	5,417	6,975	10,244
Other borrowings	15	280	1,534
Total interest expense	5,432	7,255	11,778

Net Interest Income	54,849	53,134	55,713
Provision for (Recovery of) Loan Losses	(6,300)	1,100	15,600

Net Interest Income after Provision for Loan Losses	61,149	52,034	40,113

Noninterest Income
Service charges on deposit accounts	2,783	2,589	2,679
Mortgage banking income and fees	3,218	5,107	3,846
Gain from sales of securities available for sale	10	-	-
Gain on sale of premises and equipment	-	-	1,503
Other, net	2,727	2,691	2,400
Total noninterest income	8,738	10,387	10,428

Noninterest Expense
Salaries and employee benefits	30,366	26,438	21,679
Net occupancy expense	5,322	5,497	4,975
Marketing and advertising	1,360	1,705	1,546
Telephone, postage, and supplies	1,799	1,737	1,459
Deposit insurance premiums	1,312	1,407	2,097
Computer services	3,690	2,386	1,853
FHLB advance prepayment penalty	-	3,069	2,111
Loss on sale and impairment of REO	646	951	3,040
REO expense	1,443	2,135	1,951
Merger-related expenses	2,708	-	-
Other	6,386	6,068	5,950
Total noninterest expense	55,032	51,393	46,661

Income Before Income Taxes	14,855	11,028	3,880
Income Tax Expense (Benefit)	4,513	1,975	(647)

Net Income	$10,342	$9,053	$4,527

Per Share Data:
Net income per common share:
Basic	$0.54	$0.45	n/a
Diluted	$0.54	$0.45	n/a
Average shares outstanding:
Basic	18,630,774	19,922,283	n/a
Diluted	18,715,669	19,941,687	n/a

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
 (Dollar amounts in thousands)

	June 30,
	2014	2013	2012

Net Income	$10,342	$9,053	$4,527
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	$415	$(318)	$286
Deferred income tax benefit (expense)	(141)	108	(97)
Total other comprehensive income (loss)	$274	$(210)	$189

Comprehensive Income	$10,616	$8,843	$4,716

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
 (Dollar amounts in thousands)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid In	Retained	ESOP	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity

Balance at June 30, 2011	$-	$31,367	$136,410	$-	$(8)	$167,769
Net income	-	-	4,527	-	-	4,527
Other comprehensive income	-	-	-	-	189	189

Balance at June 30, 2012	$-	$31,367	$140,937	$-	$181	$172,485
Net income	-	-	9,053	-	-	9,053
Issuance of common stock	212	211,388	-	-	-	211,600
Common stock issuance cost	-	(3,396)	-	-	-	(3,396)
Loan to ESOP for purchase of shares	-	-	-	(10,580)	-	(10,580)
Stock repurchased for equity incentive plan	(9)	(13,290)	-	-	-	(13,299)
Granted restricted stock	5	(5)		-	-	-
Stock option expense	-	541	-	-	-	541
Restricted stock expense	-	572	-	-	-	572
ESOP shares allocated	-	220	-	529	-	749
Other comprehensive loss	-	-	-	-	(210)	(210)

Balance at June 30, 2013	$208	$227,397	$149,990	$(10,051)	$(29)	$367,515
Net income	-	-	10,342	-	-	10,342
Stock repurchased	(18)	(29,668)	-	-	-	(29,686)
Shares issued for Jefferson Bancshares, Inc. merger	17	25,222	-	-	-	25,239
Stock option expense	-	1,273	-	-	-	1,273
Restricted stock expense	-	1,350	-	-	-	1,350
ESOP shares allocated	-	315	-	529	-	844
Other comprehensive income	-	-	-	-	274	274

Balance at June 30, 2014	$207	$225,889	$160,332	$(9,522)	$245	$377,151

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	June 30,
	2014	2013	2012
Operating Activities:
Net income	$10,342	$9,053	$4,527
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(6,300)	1,100	15,600
Depreciation	2,369	2,287	2,276
Deferred income tax expense (benefit)	4,378	1,607	(537)
Net amortization and accretion	(1,272)	(210)	(187)
FHLB advance prepayment penalty	-	3,069	2,111
Gain on sale of premises and equipment	-	-	(1,503)
Loss on sale and impairment of REO	646	951	3,040
Earnings from bank owned life insurance	(1,484)	(1,553)	(1,037)
Gain from sales of securities available for sale	(10)	-	-
Gain on sale of loans held for sale	(1,603)	(3,751)	(2,900)
Origination of loans held for sale	(73,501)	(227,117)	(196,708)
Proceeds from sales of loans held for sale	87,895	230,885	193,391
Decrease in deferred loan fees, net	(7)	(513)	(853)
Decrease (increase) in accrued interest receivable and other assets	(853)	4,326	3,523
ESOP compensation expense	844	749	-
Restricted stock and stock option expense	2,623	1,113	-
Decrease (increase) in other liabilities	(307)	1,935	(873)
Net cash provided by operating activities	23,760	23,931	19,870

Investing Activities:
Purchase of securities available for sale	(81,565)	(6,000)	(12,539)
Proceeds from sales of securities available for sale	2,086	-	-
Proceeds from maturities of securities available for sale	45,225	6,100	37,332
Purchase of certificates of deposit in other banks	(45,132)	(79,927)	(35,816)
Maturities of certificates of deposit in other banks	17,969	51,320	46,652
Principal repayments of mortgage-backed securities	9,850	6,101	3,067
Net redemptions of FHLB Stock	3,239	4,446	3,330
Net decrease in loans	30,011	54,445	53,296
Purchase of bank owned life insurance	-	(16,000)	(31,000)
Proceeds from redemption of bank owned life insurance	-	-	21,580
Purchase of premises and equipment	(1,688)	(1,581)	(3,218)
Capital improvements to REO	(236)	(542)	(316)
Proceeds from sale of premises and equipment	-	-	1,745
Proceeds from sale of REO	10,592	11,061	9,688
Acquisition of BankGreenville Financial Corporation, net of cash paid	1,475	-	-
Acquisition of Jefferson Bancshares, Inc., net of cash paid	(6,926)	-	-
Net cash provided by (used in) investing activities	(15,100)	29,423	93,801

Financing Activities:
Net increase (decrease) in deposits	(38,166)	(311,425)	201,590
Net decrease in other borrowings	(10,673)	(25,334)	(125,124)
Repayment of subordinated debentures	(10,000)	-	-
Proceeds from stock conversion	-	208,204	-
Loan to ESOP for purchase of shares	-	(10,580)	-
Common stock repurchased	(29,686)	(13,299)	-
Decrease in capital lease obligations	(18)	(8)	(7)
Net cash provided by (used in) financing activities	(88,543)	(152,442)	76,459
Net Increase (Decrease) in Cash and Cash Equivalents	(79,883)	(99,088)	190,130
Cash and Cash Equivalents at Beginning of Period	125,713	224,801	34,671
Cash and Cash Equivalents at End of Period	$45,830	$125,713	$224,801

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollar amounts in thousands)

	June 30,
	2014	2013	2012
Supplemental Disclosures:

Cash paid during the period for:
Interest	$5,271	$7,414	$11,981
Income taxes	150	123	97
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	274	(210)	189
Transfers of loans to REO	9,645	7,730	16,137
Transfers of loans to held for sale	4,340	-	-
Loans originated to finance the sale of REO	94	651	1,452
Business Combinations:
Assets acquired	600,022	-	-
Liabilities assumed	539,979	-	-
Net assets acquired	60,043	-	-

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

Organization and Description of Business – HomeTrust was incorporated in Maryland on December 27, 2011 and became the holding company for the Bank on July 10, 2012 upon the completion of the Bank’s conversion from the mutual to stock form of organization (the “Conversion”).  In connection with the Conversion, HomeTrust issued an aggregate of 21,160,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $211.6 million.  HomeTrust received $208.2 million in net proceeds from the stock offering of which $104.1 million, or 50%, of the net proceeds were contributed to the Bank upon Conversion.  Included in the issuance of shares was 1,058,000 shares to a newly formed ESOP for which HomeTrust loaned the ESOP $10,580,000 to purchase the shares. The Bank is a federally chartered savings bank headquartered in Asheville, North Carolina with thirty-four retail offices in North Carolina (including the Asheville metropolitan area and the “Piedmont” region), South Carolina (Greenville), and  East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown). The business of the Bank is conducted through its seven operating divisions – HomeTrust Bank, Cherryville Federal Bank, Home Savings Bank of Eden, Industrial Federal Bank of Lexington, Shelby Savings Bank, Tryon Federal Bank, and Rutherford County Bank.  All divisions operate under a single set of corporate policies and procedures and are recognized as a single banking segment for financial reporting purposes.

Accounting Principles – The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States (“US GAAP”).

Principles of Consolidation and Subsidiary Activities – The accompanying consolidated financial statements include the accounts of HomeTrust, the Bank, and its wholly-owned subsidiary, Western North Carolina Service Corporation (“WNCSC”) at or for the years ended June 30, 2014 and 2013, respectively, and of the Bank and WNCSC only for the year ended June 30, 2012. WNCSC owns office buildings in Asheville, North Carolina that are leased to the Bank.  All intercompany items have been eliminated.

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

Loans – Loans are carried at their outstanding principal amount, less unearned income and deferred nonrefundable loan fees, net of certain origination costs.  Interest income is recorded as earned on an accrual basis based on the contractual rate and the outstanding balance, except for non-accruing loans where interest is recorded as earned on a cash basis. Net deferred loan origination fees/costs are deferred and amortized to interest income over the life of the related loan.  The premium or discount on purchased loans is amortized over the expected life of the loans and is included in interest income.

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Nonperforming Assets—Nonperforming assets can include loans that are past due 90 days or more based on the loan’s contractual terms and continue to accrue interest, loans on which interest is not being accrued, and REO.

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

Purchased Performing Loans—The Company accounts for purchased performing loans acquired in business combinations using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows.  The Company records purchased performing loans at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans.  There is no allowance for loan losses established for purchased performing loans, however a provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition.

Purchased Credit-Impaired Loans—The Company considers loans purchased with evidence of credit deterioration and for which it is probable that all contractually required payments will not be collected as purchased credit-impaired (“PCI”) loans. Evidence of credit quality deterioration as of the purchase date may include the internal loan risk grade, delinquent and nonaccrual status, recent credit scores, and recent loan-to-value percentages. The Company initially records PCI loans at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan.  Thus, no allowance

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

for loan losses is established for PCI loans.  The Company estimates the cash flows expected to be collected at the purchase date using specific credit reviews of certain loans and quantitative models incorporating credit risk, prepayment assumptions, and various other factors.  The excess of cash flows expected to be collected over the estimated fair value is the accretable yield and is recognized in interest income over the remaining life of the loan.  The difference between the contractually required payments and the cash flows expected to be collected at the purchase date, considering the impact of prepayments, is the nonaccretable difference and is available to absorb future loan chargeoffs.

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

Federal Home Loan Bank Stock—As a requirement for membership, the Bank invests in stock of the FHLB of Atlanta. This investment is carried at cost. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at June 30, 2014 and June 30, 2013.

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

Goodwill—Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  The goodwill impairment analysis is a two-step process.  The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

Core Deposit Intangibles—Core deposit intangibles represents the estimated value of long-term deposit relationships acquired in business combinations. These core deposit premiums are amortized using the straight-line method over the estimated useful lives of the related deposits typically between five and ten years. The estimated useful lives are periodically reviewed for reasonableness.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of June 30, 2014 and June 30, 2013, there were no accruals for uncertain tax positions and no accruals for interest and penalties. HomeTrust and the Bank file a consolidated United States federal income tax return, as well as separate unconsolidated North Carolina state income tax returns.  The Company’s income tax returns subsequent to 2010 are subject to examination by the taxing authorities.

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

Reclassifications—Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the statement presentation for 2014. Such reclassifications have no effect on net income or retained earnings as previously reported.

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

In July 2013, the FASB issued ASU No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. Since the Company does not have any unrecognized tax benefits, the adoption of the ASU did not have a material impact on the Company’s Consolidated Financial Statements.

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

On May 31, 2014, the Company completed its acquisition of Jefferson Bancshares, Inc. (“Jefferson”) in accordance with the terms of the Agreement and Plan of Merger dated January 22, 2014.  Under the terms of the agreement, Jefferson shareholders received 0.2661 shares of HomeTrust common stock, and $4.00 in cash for each share of Jefferson common stock. This represents approximately $50.5 million of aggregate deal consideration.

Jefferson was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. The excess of the merger consideration over the fair value of Jefferson’s net assets was allocated to goodwill. The book value as of May 31, 2014, of assets acquired was $494.3 million and liabilities assumed was $441.9 million. The Company recorded $7.0 million in goodwill related to the acquisition.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents the consideration paid by the Company in the acquisition of Jefferson and the assets acquired and liabilities assumed as of May 31, 2014:

		Fair Value and
	As Recorded	Other Merger	As Recorded
	by	Related	by the
	Jefferson	Adjustments	Company

Consideration Paid
Cash paid including cash in lieu of fractional shares			$25,251
Fair value of HomeTrust common stock at $15.03 per share			25,239
Total consideration			$50,490

Assets
Cash and cash equivalents	$18,325	$-	$18,325
Securities available for sale	85,744	(700)	85,044
Loans, net of allowance	338,616	(9,134)	329,482
FHLB Stock	4,635	-	4,635
REO	3,288	-	3,288
Premises and equipment, net	24,662	(1,311)	23,351
Accrued interest receivable	1,367	(90)	1,277
Deferred income taxes	9,606	3,395	13,001
Core deposit intangibles	847	2,683	3,530
Other assets	7,171	-	7,171
Total assets acquired	$494,261	$(5,157)	$489,104

Liabilities
Deposits	$376,985	$371	$377,356
Other borrowings	55,081	858	55,939
Subordinated debentures	7,460	2,540	10,000
Other liabilities	2,332	-	2,332
Total liabilities assumed	$441,858	$3,769	$445,627
Net identifiable assets acquired over liabilities assumed	$52,403	$(8,926)	43,477
Goodwill			$7,013

The following table discloses the impact of the merger with Jefferson since the acquisition on May 31, 2014 through June 30, 2014. The table also presents certain pro forma information as if Jefferson had been acquired on July 1, 2013 and July 1, 2012. These results combine the historical results of Jefferson in the Company’s Consolidated Statement of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on July 1, 2013 and July 1, 2012. Acquisition related costs of $1,157, net of tax ($837 of which are included in the Company’s consolidated statements of income for the year ended June 30, 2014) are not included in the pro forma statements below. Furthermore, expenses related to systems conversions and other costs of integration are expected to be recorded throughout fiscal year 2015. Additionally, the Company expects to achieve further operating cost savings as a result of the acquisition which are not reflected in the pro forma amounts below:

	Actual	Pro Forma	Pro Forma
	Year Ended	Year Ended	Year Ended
	June 30, 2014	June 30, 2014	June 30, 2013

Total revenues*	$63,587	$81,663	$84,060
Net income	12,225	11,406	11,868
* Net interest income plus other income

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The carrying amount of acquired loans from Jefferson as of May 31, 2014 consisted of purchased performing loans and purchased impaired loans as detailed in the following table:

	Purchased	Purchased	Total
	Performing	Impaired	Loans
Retail Consumer Loans:
One-to four- family	$74,378	$6,066	$80,444
Home equity lines of credit	16,857	18	16,875
Construction and land/lots	7,810	924	8,734
Consumer	3,690	2	3,692
Commercial:
Commercial real estate	118,534	15,649	134,183
Construction and development	24,658	1,012	25,670
Commercial and industrial	52,863	6,350	59,213
Total	$298,790	$30,021	$328,811

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents the consideration paid by the Company in the acquisition of BankGreenville and the assets acquired and liabilities assumed as of July 31, 2013:

		Fair Value and
	As Recorded	Other Merger	As Recorded
	by	Related	by the
	BankGreenville	Adjustments	Company

Consideration Paid
Cash			$7,823
Repayment of BankGreenville preferred stock			1,050
Contingent cash consideration (1)			680
Total consideration			$9,553

Assets
Cash and cash equivalents	$10,348	$-	$10,348
Securities available for sale	34,345	-	34,345
Loans, net of allowance	51,622	(3,792)	47,830
FHLB Stock	447	-	447
REO	2,317	(168)	2,149
Premises and equipment, net	2,458	(117)	2,341
Accrued interest receivable	429	-	429
Deferred tax asset	-	2,470	2,470
Core deposit intangibles	-	530	530
Other assets	214	-	214
Total assets acquired	$102,180	$(1,077)	$101,103

Liabilities
Deposits	$88,906	$201	$89,107
Other borrowings	4,700	34	4,734
Other liabilities	511	-	511
Total liabilities assumed	$94,117	$235	$94,352
Net identifiable assets acquired over liabilities assumed	$8,063	$(1,312)	6,751
Goodwill			$2,802

(1)	Estimate of additional amount to be paid to shareholders on or about July 31, 2015 based on performance of a select pool of loans totaling approximately $8.0 million.

The following table discloses the impact of the merger with BankGreenville since the acquisition on July 31, 2013 through June 30, 2014. The table also presents certain pro forma information as if BankGreenville had been acquired on July 1, 2013 and July 1, 2012. These results combine the historical results of BankGreenville in the Company’s Consolidated Statement of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on July 1, 2013 and July 1, 2012. Acquisition related costs of $957, net of tax ($249 of which are included in the Company’s consolidated statements of income for the year ended June 30, 2014) are not included in the pro forma statements below. In particular, no adjustments have been made to eliminate the impact of REO write-downs recognized by BankGreenville of $250 in July 2013 that may not have been necessary had the acquired REO been recorded at fair value as of the beginning of fiscal year 2013. Furthermore, expenses related to systems conversions and other costs of integration are expected to be recorded throughout fiscal year 2014. Additionally, the Company expects to achieve further operating cost savings as a result of the acquisition which are not reflected in the pro forma amounts below:

	Actual	Pro Forma	Pro Forma
	Year Ended	Year Ended	Year Ended
	June 30, 2014	June 30, 2014	June 30, 2013

Total revenues*	$63,587	$63,844	$65,996
Net income	12,481	9,588	9,326
* Net interest income plus other income

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The carrying amount of acquired loans from BankGreenville as of July 31, 2013 consisted of purchased performing loans and purchased impaired loans as detailed in the following table:

	Purchased	Purchased	Total
	Performing	Impaired	Loans
Retail Consumer Loans:
One-to four- family	$8,274	$1,392	$9,666
Home equity lines of credit	3,987	134	4,121
Consumer	522	-	522
Commercial:
Commercial real estate	23,073	4,552	27,625
Construction and development	2,367	3,529	5,896
Total	$38,223	$9,607	$47,830

3.	Securities Available for Sale

Securities available for sale consist of the following at the dates indicated:

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$38,085	$45	$(37)	$38,093
Residential Mortgage-backed Securities
of U.S. Government Agencies and
Government-Sponsored Enterprises	111,430	393	(412)	111,411
Municipal Bonds	15,951	282	(13)	16,220
Corporate Bonds	2,912	113	-	3,025
Total	$168,378	$833	$(462)	$168,749

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$6,000	$2	$-	$6,002
Residential Mortgage-backed Securities
of U.S. Government Agencies and
Government-Sponsored Enterprises	18,794	81	(127)	18,748
Total	$24,794	$83	$(127)	$24,750

Debt securities available for sale by contractual maturity at the dates indicated are shown below.  Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	June 30, 2014
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$8,555	$8,555
Due after one year through five years	21,001	21,008
Due after five years through ten years	22,323	22,649
Due after ten years	5,069	5,126
Mortgage-backed securities	111,430	111,411
Total	$168,378	$168,749

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

	June 30, 2013
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$-	$-
Due after one year through five years	6,000	6,002
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	18,794	18,748
Total	$24,794	$24,750

Gross proceeds and gross realized gains and losses from sales of securities recognized in net income follow:

	June 30,
	2014	2013	2012
Gross proceeds from sales of securities	$2,086	$-	$-
Gross realized gains from sales of securities	42	-	-
Gross realized losses from sales of securities	(32)	-	-

Securities available for sale with costs totaling $51,036 and $21,429 with market values of $51,297 and $21,500 at June 30, 2014 and June 30, 2013, respectively, were pledged as collateral to secure various public deposits and retail repurchase agreements.

The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2014 and June 30, 2013 were as follows:

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$19,475	$(37)	$-	$-	$19,475	$(37)
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	75,761	(399)	162	(13)	75,923	(412)
Municipal Bonds	6,668	(13)	-	-	6,668	(13)
Total	$101,904	$(449)	$162	$(13)	$102,066	$(462)

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	$5,707	$(122)	$745	$(5)	$6,452	$(127)
Total	$5,707	$(122)	$745	$(5)	$6,452	$(127)

The total number of securities with unrealized losses at June 30, 2014, and June 30, 2013 were 159 and 26, respectively.  Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the years ended June 2014, 2013 or 2012.

The Bank, as a member of the FHLB, is required to maintain an investment in FHLB capital stock.  No ready market exists for the FHLB stock and the carrying value approximates its fair value based on the redemption provisions of the FHLB.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

4.	Loans

Loans consist of the following at the dates indicated:

	June 30,	June 30,
	2014	2013
Retail consumer loans:
One- to four- family	$660,200	$602,050
Home equity lines of credit	148,379	125,676
Construction and land/lots	59,249	51,546
Consumer	15,164	3,349
Total retail consumer loans	882,992	783,621
Commercial loans:
Commercial real estate	377,769	231,086
Construction and development	56,457	23,994
Commercial and industrial	74,435	11,452
Municipal leases	106,215	116,377
Total commercial loans	614,876	382,909
Total loans	1,497,868	1,165,530
Deferred loan fees, net	(1,340)	(1,347)
Total loans, net of deferred loan fees and discount	1,496,528	1,164,183
Allowance for loan and lease losses	(23,429)	(32,073)
Net loans	$1,473,099	$1,132,110

All qualifying first mortgage loans, home equity lines of credit, and FHLB Stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.

The Company’s total loans by segment, class, and risk grade at the dates indicated follow:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
June 30, 2014
Retail consumer loans:
One- to four- family	$607,313	$17,639	$32,331	$2,907	$10	$660,200
Home equity lines of credit	141,015	1,605	5,337	420	2	148,379
Construction and land/lots	56,165	1,878	1,093	113	-	59,249
Consumer	14,957	94	97	13	3	15,164
Commercial loans:
Commercial real estate	334,290	16,931	24,604	1,944	-	377,769
Construction and development	43,779	5,096	7,012	570	-	56,457
Commercial and industrial	71,128	873	2,431	-	3	74,435
Municipal leases	104,404	1,811	-	-	-	106,215
Total loans	$1,373,051	$45,927	$72,905	$5,967	$18	$1,497,868

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
June 30, 2013
Retail consumer loans:
One- to four- family	$536,603	$14,003	$47,753	$3,671	$20	$602,050
Home equity lines of credit	117,438	1,374	6,679	184	1	125,676
Construction and land/lots	48,914	209	2,199	224	-	51,546
Consumer	3,144	62	134	6	3	3,349
Commercial loans:
Commercial real estate	179,310	20,105	27,116	4,555	-	231,086
Construction and development	9,872	2,853	10,950	318	1	23,994
Commercial and industrial	8,812	835	1,647	157	1	11,452
Municipal leases	114,418	1,959	-	-	-	116,377
Total loans	$1,018,511	$41,400	$96,478	$9,115	$26	$1,165,530

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2014
Retail consumer loans:
One- to four- family	$4,929	$8,208	$13,137	$647,063	$660,200
Home equity lines of credit	400	939	1,339	147,040	148,379
Construction and land/lots	508	122	630	58,619	59,249
Consumer	34	16	50	15,114	15,164
Commercial loans:
Commercial real estate	306	6,729	7,035	370,734	377,769
Construction and development	1,165	3,789	4,954	51,503	56,457
Commercial and industrial	183	576	759	73,676	74,435
Municipal leases	-	-	-	106,215	106,215
Total loans	$7,525	$20,379	$27,904	$1,469,964	$1,497,868

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2013
Retail consumer loans:
One- to four- family	$7,031	$8,827	$15,858	$586,192	$602,050
Home equity lines of credit	450	1,656	2,106	123,570	125,676
Construction and land/lots	242	429	671	50,875	51,546
Consumer	4	35	39	3,310	3,349
Commercial loans:
Commercial real estate	3,805	7,085	10,890	220,196	231,086
Construction and development	-	5,420	5,420	18,574	23,994
Commercial and industrial	193	172	365	11,087	11,452
Municipal leases	-	-	-	116,377	116,377
Total loans	$11,725	$23,624	$35,349	$1,130,181	$1,165,530

The Company’s recorded investment in loans, by segment and class that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	June 30, 2014		June 30, 2013
		90 Days + &		90 Days + &
	Non-accruing	still accruing	Non-accruing	still accruing
Retail consumer loans:
One- to four- family	$17,968	$-	$29,811	$-
Home equity lines of credit	3,114	-	3,793	-
Construction and land/lots	688	-	2,172	-
Consumer	27	-	42	-
Commercial loans:
Commercial real estate	16,941	-	21,149	-
Construction and development	6,270	-	10,172	-
Commercial and industrial	2,003	-	1,422	-
Municipal leases	-	-	-	-
Total loans	$47,011	$-	$68,561	$-

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s loans that were performing under the payment terms of TDRs that were excluded from non-accruing loans above at the dates indicated follow:

	June 30,	June 30,
	2014	2013
Performing TDRs included in
impaired loans	$22,179	$14,012

An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	June 30, 2014
	Retail
	Consumer	Commercial	Total
Balance at beginning of period	$21,952	$10,121	$32,073
Provision for loan losses	(3,447)	(2,853)	(6,300)
Charge-offs	(4,436)	(901)	(5,337)
Recoveries	1,662	1,331	2,993
Balance at end of period	$15,731	$7,698	$23,429

	June 30, 2013
	Retail
	Consumer	Commercial	Total
Balance at beginning of period	$21,172	$13,928	$35,100
Provision for loan losses	3,641	(2,541)	1,100
Charge-offs	(3,715)	(3,276)	(6,991)
Recoveries	854	2,010	2,864
Balance at end of period	$21,952	$10,121	$32,073

	June 30, 2012
	Retail
	Consumer	Commercial	Total
Balance at beginning of period	$23,538	$26,602	$50,140
Provision for loan losses	14,021	1,579	15,600
Charge-offs	(16,749)	(16,063)	(32,812)
Recoveries	362	1,810	2,172
Balance at end of period	$21,172	$13,928	$35,100

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses			Total Loans Receivable
	Loans			Loans
	individually	Loans		individually	Loans
	evaluated for	Collectively		evaluated for	Collectively
	impairment	Evaluated	Total	impairment	Evaluated	Total
June 30, 2014
Retail consumer loans:
One- to four- family	$493	$10,034	$10,527	$23,929	$636,271	$660,200
Home equity	134	2,353	2,487	3,014	145,365	148,379
Construction and land/lots	379	2,041	2,420	1,735	57,514	59,249
Consumer	3	294	297	10	15,154	15,164
Commercial loans:
Commercial real estate	26	5,413	5,439	13,784	363,985	377,769
Construction and development	26	1,215	1,241	5,571	50,886	56,457
Commercial and industrial	3	246	249	2,378	72,057	74,435
Municipal leases	-	769	769	-	106,215	106,215
Total	$1,064	$22,365	$23,429	$50,421	$1,447,447	$1,497,868

June 30, 2013
Retail consumer loans:
One- to four- family	$1,028	$14,070	$15,098	$35,255	$566,795	$602,050
Home equity	479	3,348	3,827	4,322	121,354	125,676
Construction and land/lots	19	2,871	2,890	1,844	49,702	51,546
Consumer	3	135	138	3	3,346	3,349
Commercial loans:
Commercial real estate	110	6,473	6,583	19,446	211,640	231,086
Construction and development	255	2,144	2,399	9,780	14,214	23,994
Commercial and industrial	1	155	156	2,305	9,147	11,452
Municipal leases	-	982	982	-	116,377	116,377
Total	$1,895	$30,178	$32,073	$72,955	$1,092,575	$1,165,530

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
	With a	With No		Related
	Recorded	Recorded		Recorded
	Allowance	Allowance	Total	Allowance
June 30, 2014
Retail consumer loans:
One- to four- family	$17,379	$14,614	$31,993	$678
Home equity lines of credit	2,445	2,305	4,750	166
Construction and land/lots	1,737	109	1,846	411
Consumer	16	11	27	3
Commercial loans:
Commercial real estate	6,228	9,114	15,342	166
Construction and development	1,043	5,088	6,131	54
Commercial and industrial	835	1,903	2,738	13
Municipal leases	-	-	-	-
Total impaired loans	$29,683	$33,144	$62,827	$1,491

June 30, 2013
Retail consumer loans:
One- to four- family	$14,194	$30,219	$44,413	$1,176
Home equity lines of credit	3,303	2,651	5,954	518
Construction and land/lots	551	1,649	2,200	38
Consumer	39	3	42	4
Commercial loans:
Commercial real estate	998	22,716	23,714	119
Construction and development	518	10,034	10,552	256
Commercial and industrial	-	2,864	2,864	-
Municipal leases	-	-	-	-
Total impaired loans	$19,603	$70,136	$89,739	$2,111

The table above includes $12,406 and $16,613, of impaired loans that were not individually evaluated at June 30, 2014 and June 30, 2013, respectively, because these loans did not meet the Company’s threshold for individual impairment evaluation.  The recorded allowance above includes $427 and $216 related to these loans that were not individually evaluated at June 30, 2014 and June 30, 2013, respectively.

The Company’s average recorded investment in loans individually evaluated for impairment, period end unpaid principal balance as of the dates indicated below and interest income recognized on impaired loans for the year ended as follows:

	June 30, 2014			June 30, 2013
	Average	Unpaid	Interest	Average	Unpaid	Interest
	Recorded	Principal	Income	Recorded	Principal	Income
	Investment	Balance	Recognized	Investment	Balance	Recognized
Retail consumer loans:
One- to four- family	$38,949	$38,493	$1,624	$44,060	$49,176	$1,867
Home equity lines of credit	5,549	6,539	274	5,869	9,405	194
Construction and land/lots	2,080	3,671	182	2,906	4,617	169
Consumer	34	364	8	67	184	3
Commercial loans:
Commercial real estate	22,116	23,458	640	25,501	28,136	1,014
Construction and development	7,885	9,780	169	12,161	17,986	425
Commercial and industrial	2,747	3,857	163	3,006	3,801	153
Municipal leases	-	-	-	-	-	-
Total loans	$79,360	$86,162	$3,060	$93,570	$113,305	$3,825

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

A summary of changes in the accretable yield for purchased impaired loans for the year ended June 30, 2014 follows. There were no purchased credit impaired loans during year ended June 30, 2013.

Year Ended
June 30,
2014
Accretable yield, beginning of period	$-
Addition from the BankGreenville acquisition	1,835
Addition from the Jefferson acquisition	4,949
Interest income	(633)
Accretable yield, end of period	$6,151

The following table presents the purchased performing loans receivable for Jefferson at June 30, 2014 and May 31, 2014 (the combination date):

	Purchased Performing Loans
	June 30,	May 31,
	2014	2014

Contractually required principal payments receivable	$304,591	$305,329
Adjustment for credit, interest rate, and liquidity	6,514	6,539
Balance of purchased loans receivable	$298,077	$298,790

The following table presents the purchased performing loans receivable for BankGreenville at June 30, 2014 and July 31, 2013 (the combination date):

	Purchased Performing Loans
	June 30,	July 31,
	2014	2013

Contractually required principal payments receivable	$30,226	$41,077
Adjustment for credit, interest rate, and liquidity	2,108	2,854
Balance of purchased loans receivable	$28,118	$38,223

The following table presents the purchased impaired loans for Jefferson and BankGreenville at their respective acquisition dates:

	Purchased Impaired Loans
	Jefferson	BankGreenville
	May 31,	July 31,
	2014	2013

Contractually required principal and interest payments receivable	$40,689	$12,817
Amounts not expected to be collected – nonaccretable difference	5,719	1,375
Estimated payments expected to be received	34,970	11,442
Accretable yield	4,949	1,835
Fair value of purchased impaired loans	$30,021	$9,607

	June 30, 2014
	Jefferson	BankGreenville
Carrying value of purchased impaired loans	$29,849	$9,008
Unpaid principal balance of purchased impaired loans	$35,684	$10,697

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Year Ended June 30, 2014			Year Ended June 30, 2013
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One- to four- family	8	$417	$424	4	$1,121	$1,103
Home equity lines of credit	4	371	367	-	-	-
Commercial:
Commercial real estate	-	-	-	1	237	231
Total	12	$788	$791	5	$1,358	$1,334

Extended payment terms:
Retail consumer:
One- to four- family	4	$379	$355	2	$87	$83
Home equity lines of credit	-	-	-	4	85	80
Commercial:
Commercial and industrial	-	-	-	1	10	10
Total	4	$379	$355	7	$182	$173

Other TDRs:
Retail consumer:
One- to four- family	17	$1,257	$1,272	85	6,830	6,456
Home equity lines of credit	2	42	4	39	1,232	1,157
Construction and land/lots	2	787	767	8	395	377
Commercial:
Commercial real estate	-	-	-	4	1,651	1,119
Commercial and industrial	-	-	-	1	30	27
Total	21	$2,086	$2,043	137	$10,138	$9,136

Total	37	$3,253	$3,189	149	$11,678	$10,643

During the year ended June 30, 2013, one- to four- family TDRs increased by 91 loans or $8.0 million and home equity lines of credit TDRs increased by 43 loans totaling $1.3 million, including 77 one- to four- family TDRs totaling $4.9 million and 41 home equity lines of credit TDRs totaling $1.2 million representing loans classified as TDRs as a result of recent regulatory reporting requirements of the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary federal regulator, requiring that banks classify mortgages and other loans discharged by troubled borrowers in bankruptcy as TDRs.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents loans that were modified as TDRs within the previous twelve months and for which there was a payment default during the years ended June 30, 2014 and 2013.

	Year Ended June 30, 2014		Year Ended June 30, 2013
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Below market interest rate:
Retail consumer:
One- to four- family	1	$71	-	$-
Home equity lines of credit	2	274	-	-
Total	3	$345	-	$-

Extended payment terms:
Retail consumer:
One- to four- family	1	$278	2	$83
Home equity lines of credit	-	-	1	12
Commercial:
Commercial and industrial	-	-	1	10
Total	1	$278	4	$105

Other TDRs:
Retail consumer:
One- to four- family	4	$322	27	$2,510
Home equity lines of credit	-	-	6	111
Construction and land/lots	-	-	5	164
Commercial:
Commercial real estate	-	-	3	126
Commercial and industrial	-	-	1	27
Total	4	$322	42	$2,938
Total	8	$945	46	$3,043

Loans that were modified as TDRs within the previous twelve months for which there was a payment default during the year ended June 30, 2013 included 23 one- to four- family loans totaling $1.3 million due to the addition of loans where the borrower’s obligation to the Company has been discharged in bankruptcy, per regulatory guidance. Other TDRs include TDRs that have a below market interest rate and extended payment terms.  The Company does not typically forgive principal when restructuring troubled debt.

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

5.	Premises and Equipment

Premises and equipment consist of the following:

	June 30,
	2014	2013
Land	$12,588	$5,720
Land held under capital lease	2,052	2,052
Office buildings	44,899	26,286
Furniture, fixtures and equipment	13,391	12,456
Total	72,930	46,514
Less accumulated depreciation	(25,519)	(24,114)
Premises and equipment, net	$47,411	$22,400

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

6.	Accrued Interest Receivable

Accrued interest receivable consists of the following:

	June 30,
	2014	2013
Loans	$6,051	$5,392
Securities available for sale	595	35
Other	141	122
Total	$6,787	$5,549

7.	Goodwill and Core Deposit Intangibles

Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired.  The Company recorded $9,815 in goodwill as a result of the acquisitions of Jefferson and BankGreenville during 2014.  See footnote 2 for more details regarding these acquisitions.

The Company added $4,060 in core deposit intangibles during 2014 related to the acquisitions of Jefferson and BankGreenville.  Amortization expense related to core deposit intangibles was $166, $86, and $131 for the years ended June 30, 2014, 2013, and 2012, respectively.

Amortization of core deposit intangibles is computed using the accelerated method over an amortization period of seven years, which is the estimated life of the related deposits.  Estimated amortization expense for each of the next five years is as follows:

June 30, 2014
2015	$1,110
2016	839
2017	698
2018	560
2019	425
Thereafter	382
Total	$4,014

8.	Deposit Accounts

Deposit accounts consist of the following:

			Weighted Average Interest Rates
	June 30,		June 30,
	2014	2013	2014	2013
Noninterest-bearing accounts	$123,285	$60,828	0.00%	0.00%
NOW accounts	295,386	195,659	0.10%	0.11%
Money market accounts	354,247	275,718	0.24%	0.28%
Savings accounts	175,974	82,158	0.19%	0.19%
Certificates of deposit	634,155	540,387	0.70%	0.90%
Total	$1,583,047	$1,154,750	0.37%	0.52%

Maturities of certificates of deposit are as follows:

	June 30, 2014	June 30, 2013
Within 1 year	$451,077	$374,514
1 year to 2 years	94,918	75,944
2 years to 3 years	52,908	44,097
3 years to 4 years	16,383	25,321
4 years to 5 years	18,869	20,511
Total	$634,155	$540,387

Certificates of deposit with balances of $100 or greater totaled $305,160 and $266,458 at June 30, 2014 and 2013, respectively.  Generally, deposit amounts in excess of $250,000 are not federally insured.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Interest expense on deposits consists of the following:

	June 30,
	2014	2013	2012
NOW accounts	$275	$212	$320
Money market accounts	788	895	1,397
Savings accounts	156	199	314
Certificates of deposit	4,198	5,669	8,213
Total	$5,417	$6,975	$10,244

9.	Other Borrowings

        Other borrowings consist of:

	June 30,
	2014		2013
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances maturing:
Within one year	$50,000	0.20%	$-	-
Total	$50,000	0.20%	$-	-

All qualifying first mortgage loans, home equity lines of credit, and FHLB Stock were pledged as collateral to secure the FHLB advances.

In fiscal years ended June 2013 and 2012, the Company prepaid $15,100, and $11,000 of FHLB advances with weighted average interest rates of 4.88%, and 6.02%, respectively.  The Company incurred prepayment penalties on these transactions of $3,069, and $2,111, respectively, which is included in the consolidated statements of income.

10.	Leases

The Company leases certain real property under long-term operating lease agreements. Rent expense under operating leases was $887, $653, and $403 for the years ended June 30, 2014, 2013, and 2012, respectively.

The following schedule summarizes aggregate future minimum lease payments under these operating leases at June 30, 2014.

Fiscal year ending:	June 30, 2014
2015	$836
2016	709
2017	613
2018	578
Thereafter	196
Total of future minimum payments	$2,932

The Company currently leases land for one of its retail office locations under a capital lease. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected as capital lease obligations on the accompanying balance sheets, because the lease has been deemed to have a bargain purchase option. Included in premises and equipment at June 30, 2014 and June 30, 2013 is $2,052 as the capitalized cost of the leased land.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Aggregate future minimum lease payments due under this capital lease obligation are as follows:

Fiscal year ending:	June 30, 2014
2015	$122
2016	122
2017	123
2018	123
2019-2029	2,807
Total minimum lease payments	3,297
Less: amount representing interest	(1,299)
Present value of net minimum lease payments	$1,998

11.	Income Taxes

Income tax expense (benefit) consists of:

	June 30,
	2014	2013	2012
Current:
Federal	$75	$324	$(118)
State	9	44	8
Total current expense (benefit)	84	368	(110)
Deferred:
Federal	2,904	911	(769)
State	1,525	696	232
Total deferred expense (benefit)	4,429	1,607	(537)
Total income tax expense (benefit)	$4,513	$1,975	$(647)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations before income taxes as a result of the following:

	Year Ended June 30,
	2014		2013		2012
	$	Rate	$	Rate	$	Rate

Tax at federal income tax rate	$5,051	34%	$3,749	34%	$1,319	34%
Increase (decrease) resulting from:
Tax exempt income	(1,740)	(12)	(1,946)	(18)	(2,136)	(55)
Nondeductible merger expenses	162	1	-	-	-	-
Change in valuation allowance for deferred tax assets, allocated to income tax expense	(1,160)	(8)	(390)	(4)	28	1
State tax, net of federal benefit	1,012	7	489	4	156	4
Other	1,188	8	73	1	(14)	(1)
Total	$4,513	30%	$1,975	18%	$(647)	(17)%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at June 30, 2014 and 2013 are presented below:

	June 30,
	2014	2013
Deferred tax assets:
Alternative minimum tax credit	$3,772	$3,650
Allowance for loan losses	8,965	12,564
Deferred compensation and post-retirement benefits	16,668	16,998
Accrued vacation and sick leave	29	358
Impairments on real estate owned	1,462	972
Other than temporary impairment on investments	3,721
Capital loss carryforward	-	10
Net operating loss carryforward	22,825	16,336
Discount from business combination	5,334	509
Unrealized loss on securities held for sale	-	16
Other	1,827	590
Total gross deferred tax assets	64,603	52,003
Less valuation allowance	(1,014)	(2,178)
Deferred tax assets	63,589	49,825

Deferred tax (liabilities):
Depreciable basis of fixed assets	(2,340)	(1,026)
Deferred loan fees	(336)	(530)
FHLB stock, book basis in excess of tax	(144)	(147)
Stock Compensation Plans	-	(694)
Unrealized gain on securities available for sale	(138)	-
Other	(2,250)	-
Total gross deferred tax liabilities	(5,208)	(2,397)
Net deferred tax assets	$58,381	$47,428

The Company has net operating loss carry forwards of $64.2 million and $42.9 million as of June 30, 2014 and June 30, 2013, respectively, with a recorded tax benefit of $22.8 million and $16.3 million included in deferred tax assets. These loss carryforwards will begin to expire for federal tax purposes as of June 30, 2031.

The Company adjusted its net deferred tax asset as a result of reductions in the North Carolina corporate income tax rates that were enacted July 23, 2013, and effective January 1, 2014 and January 1, 2015. The lower corporate income tax rate resulted in a reduction in the deferred tax assets as of June 30, 2014 and an increase in the current period income tax expense for the year ended June 30, 2014.

The valuation allowance for deferred tax assets as of June 30, 2014 and 2013 was $1,014 and $2,178, respectively. The net change in the total valuation allowance for June 30, 2014 and 2013 was ($1,157) and ($392), respectively, which relates primarily to North Carolina state income taxes due to limitations on state net operating loss carry forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management performed a robust evaluation of the Company’s deferred tax assets at June 30, 2014 and June 30, 2013. Management considered all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial performance in making this assessment. Negative evidence considered included the Company’s pre-tax loss for the year ended June 30, 2011 and relatively high net loan chargeoffs during the years ended June 30, 2012 and 2011. Positive evidence considered included pre-tax income for the years ended June 30, 2014, 2013 and 2012, the Company’s history of generating taxable income, no prior history of generating loss carry forwards or expiration of loss carry forwards, its regulatory “well capitalized” status, the long-term nature of the deferred compensation deferred tax asset, the Company’s improving credit quality indicators, and its ability to sell its municipal lease portfolio to convert current tax-free income to future taxable income. Based upon this evaluation, management believes there is more positive evidence than negative evidence and it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2014 and June 30, 2013. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if negative trends occur with credit quality and earnings during the carryforward period.

Retained earnings at June 30, 2014 and 2013 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank.

Income tax returns subsequent to 2010 are subject to examination by the taxing authorities.

12.	Employee Benefit Plans

The Company has a 401(k) savings/profit-sharing plan for its employees. The Company matches employee contributions dollar for dollar up to 6% of each employee’s compensation. The Company may also make discretionary profit sharing contributions for the benefit of all eligible participants as long as total contributions do not exceed applicable limitations. Employees become fully vested in the Company’s contributions after six years of service. The Company’s expense for 401(k) contributions to this plan was $918, $827, and $320 for the years ended June 30, 2014, 2013, and 2012, respectively.

Post-retirement health care benefits are provided to certain key officers under the Company’s Executive Medical Care Plan (“EMCP”). The EMCP is unfunded and is not qualified under the Internal Revenue Code. Plan expense for the years ended June 30, 2014, 2013, and 2012 was $248, $229, and $197, respectively. Total accrued expenses related to this plan included in other liabilities were $5,079 and $4,952, respectively, as of June 30, 2014 and 2013.

13.	Deferred Compensation Agreements

The Company’s Director Emeritus Plans (“Plans”) provides certain benefits to Emeritus Directors for providing current advisory services to the Company. The Plans are unfunded and are not qualified under the Internal Revenue Code. Plan benefits vary by participant and are payable to a designated beneficiary in the event of death. The Company records an expense based on the present value of expected future benefits. Plan expenses for the years ended June 30, 2014, 2013, and 2012 were $478, $471, and $553 respectively. Total accrued expenses related to these plans included in other liabilities were $10,816 and $10,996, respectively, as of June 30, 2014 and 2013.

The Company has deferred compensation agreements with certain members of the Company’s Board of Directors. The future payments related to these agreements are to be funded with life insurance contracts which are payable to the Company in the event of the director’s death. For the years ended June 30, 2014, 2013, and 2012 deferred compensation expense was $104, $71, and $84, respectively.

The net cash surrender value of the related life insurance policies and deferred compensation liability are detailed below:

	June 30,
	2014	2013
Net cash surrender value of life insurance, related to deferred compensation	$6,962	$6,238
Deferred compensation liability, included in other liabilities	1,752	1,827

Long term deferred compensation and supplemental retirement plans are provided to certain key current and former officers. These plans are unfunded and are not qualified under the Internal Revenue Code. The benefits will vary by participant and are payable to a designated beneficiary in the event of death.  Plan expenses for the years ended June 30, 2014, 2013, and 2012 were $841, $1,014, and $1,155, respectively. Total accrued expenses related to these plans included in other liabilities were $20,786 and $20,694, respectively, as of June 30, 2014 and 2013.

In addition, the Company has a deferred compensation plan provided to certain officers and directors. The plan allows the participants to defer any of their annual compensation, including bonus payments, up to the maximum allowed for each participant. The plan is unfunded and is not qualified under the Internal Revenue Code. Plan expenses for the years ended June 30, 2014, 2013, and 2012 were $240, $243, and $260, respectively. The total deferred compensation plan payable included in other liabilities was $6,122 and $5,948, respectively as of June 30, 2014 and 2013.

14.	Employee Stock Ownership Plan

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Compensation expense related to the ESOP for the fiscal year ended June 30, 2014 and 2013 was $844 and $749, respectively.  Shares held by the ESOP include the following:

	June 30,	June 30,
	2014	2013
Unallocated ESOP shares	952,200	1,005,100
Allocated ESOP shares	52,900	-
ESOP shares committed to be released	52,900	52,900
Total ESOP shares	1,058,000	1,058,000
Fair value of unallocated ESOP shares	$15,016	$17,046

15.	Net Income per Share

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock (in thousands, except share and per share data):

	June 30,
	2014	2013	2012

Numerator:
Net income available to common stockholders	$10,342	$9,053	$4,527
Denominator:
Weighted-average common shares outstanding - basic	18,630,774	19,922,283	-
Effect of dilutive shares	84,895	19,404	-
Weighted-average common shares outstanding - diluted	18,715,669	19,941,687	-
Net income per share - basic	$0.54	$0.45	$-
Net income per share - diluted	$0.54	$0.45	$-

16.	Equity Incentive Plan

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

Share based compensation expense related to stock options and restricted stock recognized for the fiscal year ended June 30, 2014 and 2013 were $2,623 and $1,113, respectively, before the related tax benefit of $971 and $434, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The table below presents stock option activity for the fiscal year ended June 30, 2014 and 2013:

		Weighted-	Remaining	Aggregate
		average	contractual life	Intrinsic
	Options	exercise price	(years)	Value
Options outstanding at June 30, 2012	-	-	-
Granted	1,557,000	$14.37	9.6
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at June 30, 2013	1,557,000	$14.37	9.6	$4,033
Granted	30,000	15.83	-
Exercised	-	-	-
Forfeited	73,500	14.37	-
Expired	-	-	-
Options outstanding at June 30, 2014	1,513,500	$14.40	8.6	$2,077

Exercisable at June 30, 2014	290,175	$14.37	8.6

There were no options exercisable at June 30, 2013. The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of each option granted in 2014 and 2013 was $5.26 and $4.50, respectively. Assumptions used for grants were as follows:

Assumptions in Estimating Option Values
	2014	2013
Weighted-average volatility	28.19%	28.19%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.04%	1.28%
Expected life (years)	6.5	6.6

At June 30, 2014, the Company had $5.3 million of unrecognized compensation expense related to 1,513,500 stock options scheduled to vest over five- and seven-year vesting periods.  The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.3 years at June 30, 2014.  At June 30, 2013, the Company had $6.5 million of unrecognized compensation expense related to 1,557,000 stock options schedule to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 4.7 years at June 30, 2013. No awards were vested as of June 30, 2013. All unexercised options expire ten years after the grant date.

The table below presents restricted stock award activity for the year ended June 30, 2014:

		Weighted-	Aggregate
	Restricted	average grant	Intrinsic
	stock awards	date fair value	Value

Non-vested at June 30, 2012	-	-
Granted	511,300	$14.37
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2013	511,300	$14.37	$8,672

Granted	7,050	15.80
Vested	95,485	14.37
Forfeited	18,900	14.37
Non-vested at June 30, 2014	403,965	$15.05	$6,371

At June 30, 2014, unrecognized compensation expense was $5.5 million related to 403,965 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.3 years at June 30, 2014.  At June 30, 2013, unrecognized compensation expense was $6.8 million related to 511,300 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 4.7 years at June 30, 2013.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

17.	Commitments and Contingencies

Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements.  At June 30, 2014 and June 30, 2013, respectively, loan commitments (excluding $27,086 and $27,013 of undisbursed portions of construction loans) totaled $28,360 and $27,147 of which $3,620 and $3,083 were variable rate commitments and $24,740 and $24,064 were fixed rate commitments.  The fixed rate loans had interest rates ranging from 1.85% to 10.51% at June 30, 2014 and 2.50% to 9.25% at June 30, 2013, and terms ranging from 3 to 30 years.  Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $167,630 and $151,611 at June 30, 2014 and 2013, respectively.  These amounts represent the Company’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers.  The Company has freestanding derivative instruments consisting of commitments to originate fixed rate conforming loans and commitments to sell fixed rate conforming loans.  The fair value of these commitments was not material at June 30, 2014 or June 30, 2013.

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

Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System.  The daily average calculated cash reserve required as of June 30, 2014 and June 30, 2013 was $8,087, and $1,284, respectively, which was satisfied by vault cash and balances held at the Federal Reserve.

Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so.  The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary.  Total commitments under standby letters of credit as of June 30, 2014 and June 30, 2013 were $483 and $66.  There was no liability recorded for these letters of credit at June 30, 2014 or June 30, 2013.

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

18.	Capital

As a savings and loan holding company regulated by the Federal Reserve Board, the Company is not currently subject to any separate regulatory capital requirements, however, the Bank must maintain various minimum capital ratios established by banking regulators to be categorized as well capitalized. Failure of the Bank to maintain these minimum capital ratios may be deemed to constitute an unsafe and unsound banking practice and could subject the Bank to regulatory action. As of June 30, 2014, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Bank’s actual and required minimum capital amounts and ratios as of June 30, 2014 and 2013 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014:
Tier I Capital (to Total Adjusted Assets)	$264,041	13.37%	$78,985	4.00%	$98,719	5.00%
Tier I Capital (to Risk-weighted Assets)	$264,041	18.29%	$-	-%	$86,625	6.00%
Total Risk-based Capital (to Risk- weighted Assets)	$282,160	19.54%	$115,501	8.00%	$144,376	10.00%

As of June 30, 2013:
Tier I Capital (to Total Adjusted Assets)	$228,454	15.25%	$59,920	4.00%	$74,901	5.00%
Tier I Capital (to Risk-weighted Assets)	$228,454	21.89%	$-	-%	$62,620	6.00%
Total Risk-based Capital (to Risk- weighted Assets)	$241,736	23.16%	$83,493	8.00%	$104,367	10.00%

A reconciliation of the Bank’s total equity capital under US GAAP and regulatory capital amounts follows:

	June 30,
	2014	2013
Total equity capital under US GAAP	$337,561	$276,669
Accumulated other comprehensive (income) loss, net of tax	(245)	29
Investment in nonincludable subsidiary	(1,065)	(696)
Disallowed deferred tax assets	(58,381)	(47,428)
Disallowed goodwill and other disallowed intangible assets	(13,829)	(120)
Tier I Capital	264,041	228,454
Allowable portion of allowance for loan losses	18,119	13,282
Total Risk-based Capital	$282,160	$241,736

19.	Parent Company Financial Information

The Company’s principal asset is its investment in its subsidiary, the Bank. The following presents condensed financial information of the Company as of June 30, 2014 and 2013. Since the Company became the holding company of the Bank in July 2012, prior years are not applicable.

              Condensed balance sheet

	June 30,	June 30,
	2014	2013
Assets:
Cash and equivalents	$3,496	$43,045
Certificates of deposit in other banks	10,196	10,197
Total loans	15,523	23,947
Allowance for loan losses	(199)	(224)
Net loans	15,324	23,723
Real estate owned	1,004	3,529
Investment in bank subsidiary	337,561	276,668
ESOP loan receivable	9,722	10,152
Other assets	910	602
Total Assets	$378,213	$367,917

Liabilities and Stockholders’ Equity:
Other liabilities	1,062	402
Stockholders’ Equity	377,151	367,515
Total Liabilities and Stockholders’ Equity	$378,213	$367,917

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Condensed statement of income

	June 30,	June 30,
	2014	2013

Income:
Interest income	$1,418	$1,615
Other income	9	8
Equity earnings in Bank subsidiary	9,444	10,123
Total income	10,871	11,746

Expense:
Management fee expense	351	354
REO expense	237	195
Loss on sale and impairment of real estate owned	118	638
Provision (Recovery) for loan losses	(357)	1,300
Other expense	137	47
Total expense	486	2,534

Income Before Income Taxes	10,385	9,212
Income Tax Expense	43	159
Net Income	$10,342	$9,053

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Condensed statement of cash flows

	June 30,	June 30,
	2014	2013
Operating Activities:
Net income	$10,342	$9,053
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(357)	1,300
Loss on sale and impairment of real estate owned	118	638
Increase in accrued interest receivable and other assets	(308)	(602)
Equity in undistributed income of Bank	(9,444)	(10,123)
ESOP compensation expense	844	749
Restricted stock and stock option expense	2,623	1,113
Increase in other liabilities	660	402
Net cash provided by operating activities	4,478	2,530

Investing Activities:
Purchase of certificates of deposit in other banks	(248)	(10,446)
Maturities of certificates of deposit in other banks	249	249
Purchase of loans from Bank subsidiary	-	(32,332)
Repayment of loans	6,356	7,149
Purchase of real estate owned from Bank subsidiary	-	(5,892)
Capital improvements to real estate owned	(4)	(240)
Increase in investment in Bank subsidiary	(51,883)	(104,851)
Dividend from subsidiary	19,110	-
ESOP loan	-	(10,580)
ESOP principal payments received	430	428
Proceeds from sale of real estate owned	4,811	2,125
Purchase of BankGreenville Financial	(1,475)	-
Purchase of Jefferson Bancshares, Inc	(6,926)	-
Net cash used in investing activities	(29,580)	(154,390)

Financing Activities:
Repayment of subordinated debentures	(10,000)
Proceeds from stock conversion	-	208,204
Common stock repurchased	(29,686)	(13,299)
Stock issued for purchase of Jefferson Bancshares, Inc.	25,239
Net cash provided by (used in) financing activities	(14,447)	194,905
Net Increase (Decrease) in Cash and Cash Equivalents	(39,549)	43,045
Cash and Cash Equivalents at Beginning of Period	43,045	-
Cash and Cash Equivalents at End of Period	$3,496	$43,045

20.	Fair Value of Financial Instruments

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

At June 30, 2014 and June 30, 2013, most of the total impaired loans were evaluated based on the fair value of the collateral.  For these collateral dependent impaired loans, the Company obtains updated appraisals at least annually.  These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary.  As part of the quarterly review of impaired loans, the Company reviews these appraisals to determine if any additional discounts to the fair value are necessary.  If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals.  Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification in the fair value hierarchy.  The Company records all impaired loans with an allowance as nonrecurring Level 3.

Real Estate Owned
REO is considered held for sale and is adjusted to fair value less estimated selling costs upon transfer of the loan to foreclosed assets.  Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral.  The Company considers all REO carried at fair value as nonrecurring Level 3.

The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	June 30, 2014
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$38,093	$-	$38,093	$-
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	111,411	-	111,411	-
Municipal Bonds	16,220	-	16,220	-
Corporate Bonds	3,025	-	3,025	-
Total	$168,749	$-	$168,749	$-

	June 30, 2013
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$6,002	$-	$6,002	$-
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	18,748	-	18,748	-
Total	$24,750	$-	$24,750	$-

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents financial assets measured at fair value on a non-recurring basis during the periods indicated:

	Year Ended June 30, 2014
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$3,686	$-	$-	$3,686
Real Estate Owned	9,185	-	-	9,185
Total	$12,871	$-	$-	$12,871

	Year Ended June 30, 2013
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$12,106	$-	$-	$12,106
Real Estate Owned	2,403	-	-	2,403
Total	$14,509	$-	$-	$14,509

Quantitative information about Level 3 fair value measurements during the period ended June 30, 2014 is shown in the table below:

	Fair Value
	at June 30,	Valuation	Unobservable		Weighted
	2014	Techniques	Input	Range	Average
Nonrecurring measurements:
Impaired loans, net	$3,686	Discounted Appraisals	Collateral discounts	3% - 66%	18%
Real estate owned	9,185	Discounted Appraisals	Collateral discounts	10% - 27%	15%

The stated carrying value and estimated fair value amounts of financial instruments as of June 30, 2014 and June 30, 2013, are summarized below:

	June 30, 2014
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$45,830	$45,830	$45,830	$-	$-
Certificates of deposit in other banks	163,780	163,780	-	163,780	-
Securities available for sale	168,749	168,749	-	168,749	-
Loans, net	1,473,099	1,381,438	-	-	1,381,438
Loans held for sale	2,537	2,578	-	-	2,578
FHLB stock	3,697	3,697	3,697	-	-
Accrued interest receivable	6,787	6,787	-	736	6,051
Noninterest-bearing and NOW deposits	418,671	418,671	-	418,671	-
Money market accounts	354,247	354,247	-	354,247	-
Savings accounts	175,974	175,974	-	175,974	-
Certificates of deposit	634,154	620,196	-	620,196	-
Other borrowings	50,000	50,000	-	50,000
Accrued interest payable	244	244	-	244	-

	June 30, 2013
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$125,713	$125,713	$125,713	$-	$-
Certificates of deposit in other banks	136,617	136,617	-	136,617	-
Securities available for sale	24,750	24,750	-	24,750	-
Loans, net	1,132,110	1,064,954	-	-	1,064,954
Loans held for sale	10,770	10,942	-	-	10,942
FHLB stock	1,854	1,854	1,854	-	-
Accrued interest receivable	5,549	5,549	-	157	5,392
Noninterest-bearing and NOW deposits	256,487	256,487	-	256,487	-
Money market accounts	275,718	275,718	-	275,718	-
Savings accounts	82,158	82,158	-	82,158	-
Certificates of deposit	540,387	545,716	-	545,716	-
Accrued interest payable	84	84	-	84	-

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company had off-balance sheet financial commitments, which include approximately $223,076 and $205,771 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at June 30, 2014 and June 30, 2013 (see Note 5).  Since these commitments are based on current rates, the carrying amount approximates the fair value.

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

Loans, net – Fair values for loans are estimated by segregating the portfolio by type of loan and discounting scheduled cash flows using current market interest rates for loans with similar terms and credit quality.  A prepayment assumption is used as an estimate of the portion of loans that will be repaid prior to their scheduled maturity.  Both the carrying value and estimated fair value amounts are shown net of the allowance for loan losses and purchase discounts.

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

Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of June 30, 2014 and June 30, 2013.  The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

21.	Unaudited Interim Financial Information

The unaudited statements of income for each of the quarters during the fiscal years ended June 30, 2014 and 2013 are summarized below:

	Three months ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Interest and dividend income	$15,781	$14,392	$15,265	$14,843
Interest expense	1,255	1,248	1,383	1,546
Net interest income	14,526	13,144	13,882	13,297
Provision for loan losses	(1,500)	(1,800)	(700)	(2,300)
Net interest income after provision for loan losses	16,026	14,944	14,582	15,597
Noninterest income	2,196	2,025	2,246	2,271
Noninterest expense	16,415	13,396	13,346	11,875
Net income before provision for income taxes	1,807	3,573	3,482	5,993
Income tax expense	274	967	606	2,666
Net income	$1,533	$2,606	$2,876	$3,327
Net income per common share:
Basic	0.08	0.14	0.15	0.17
Diluted	0.08	0.14	0.15	0.17

	Three months ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Interest and dividend income	$14,498	$14,683	$15,481	$15,728
Interest expense	1,495	1,647	1,904	2,209
Net interest income	13,003	13,036	13,577	13,519
Provision for loan losses	(1,200)	500	300	1,500
Net interest income after provision for loan losses	14,203	12,536	13,277	12,019
Noninterest income	2,563	2,627	2,853	2,343
Noninterest expense	12,561	12,058	13,381	13,393
Net income before provision for income taxes	4,205	3,105	2,749	969
Income tax expense (benefit)	1,187	490	481	(183)
Net income	$3,018	$2,615	$2,268	$1,152
Net income per common share:
Basic	0.15	0.13	0.11	0.06
Diluted	0.15	0.13	0.11	0.06

22.	Subsequent Events

On July 31, 2014, the Bank completed its acquisition of Bank of Commerce of Charlotte, NC in accordance with the terms of the Agreement and Plan of Share Exchange (“Agreement”) between the Bank and Bank of Commerce, dated March 3, 2014. Under the terms of the Agreement, Bank of Commerce shareholders received $6.25 per share in cash consideration, representing approximately $10.1 million of aggregate deal consideration. In addition, all $3.2 million of Bank of Commerce’s preferred stock was redeemed. Bank of Commerce had total assets of $122.8 million, total deposits of $92.8 million, and stockholders’ equity of $12.3 million at June 30, 2014.

On August 13, 2014, the Bank received approval from the Office of the Comptroller of the Currency to purchase the branch banking operations of ten locations in Virginia and North Carolina from Bank of America Corporation.  Six of the branches are located in Roanoke Valley, two in Danville, one in Martinsville, Virginia, and one in Eden, North Carolina. The acquisition will add approximately $504 million of deposits. In addition to the branches, the Bank will acquire a small amount of loans as part of the transaction. The Bank expects the purchase to be effective Monday, November 17, 2014, following satisfaction of customary closing conditions.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

On August 25, 2014, the Company announced that the Bank converted from a federal savings bank charter to a national bank charter and the Company is now a bank holding company. The Bank received approval for the charter change in July 2014 from the Office of the Comptroller of the Currency.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 version). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2014 was effective.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report was not subject to attestation by the Company’s independent registered public accounting firm in accordance with the JOBS Act of 2012.

(c)           Changes in Internal Controls:  There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors and Executive Officers. The information concerning our directors required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 24, 2014, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information required by this item regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 24, 2014, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officers is contained under the caption “Executive Officers” in Part I of this Form 10-K, and is incorporated herein by this reference.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent shareholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 24, 2014, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, http://www.hometrustbancshares.com.

Item 11.	Executive Compensation

The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 24, 2014, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information concerning security ownership of certain beneficial owners and management and our equity incentive plan required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 24, 2014, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 24, 2014, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services
The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 24, 2014, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

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

HOMETRUST BANCSHARES, INC.

Date: September 15, 2014	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman of the Board,
President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dana L. Stonestreet	Chairman of the Board, President and Chief Executive Officer	September 15, 2014
Dana L. Stonestreet	(Principal Executive Officer)

/s/ Tony J. VunCannon	Senior Vice President, Chief Financial Officer and Treasurer	September 15, 2014
Tony J. VunCannon	(Principal Financial and Accounting Officer)

/s/ H. Stanford Allen	Director	September 15, 2014
H. Stanford Allen

/s/ Sidney A. Biesecker	Director	September 15, 2014
Sidney A. Biesecker

/s/ Robert G. Dinsmore, Jr.	Director	September 15, 2014
Robert G. Dinsmore, Jr.

/s/ William T. Flynt	Director	September 15, 2014
William T. Flynt

/s/ J. Steven Goforth	Director	September 15, 2014
J. Steven Goforth

/s/ Craig C. Koontz	Director	September 15, 2014
Craig C. Koontz

/s/ Larry S. McDevitt	Director	September 15, 2014
Larry S. McDevitt

/s/ F.K. McFarland, III	Director	September 15, 2014
F.K. McFarland, III

/s/ Peggy C. Melville	Director	September 15, 2014
Peggy C. Melville

/s/ Robert E. Shepherd, Sr.	Director	September 15, 2014
Robert E. Shepherd, Sr.

/s/ Anderson L. Smith	Director	September 15, 2014
Anderson L. Smith

EXHIBIT INDEX

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Purchase and Assumption Agreement, dated as of June 9, 2014, between Bank of America, National Association and HomeTrust Bank	(a)
2.2	Agreement and Plan of Merger, dated as of January 22, 2014, by and between HomeTrust Bancshares, Inc. and Jefferson Bancshares, Inc.	(b)
3.1	Charter of HomeTrust Bancshares, Inc.	(c)
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.’s Junior Participating Preferred Stock, Series A	(d)
3.3	Bylaws of HomeTrust Bancshares, Inc.	(e)
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Registrar and Transfer Company, as Rights Agent	(d)
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	(c)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(f)
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon, Howard L. Sellinger and Charles I. Abbitt, Jr.	(c)
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.5	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(c)
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	(c)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(c)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(c)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(c)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(c)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(c)
10.7E	SERP Joinder Agreement for Stan Allen	(c)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(c)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(c)
10.7H	SERP Joinder Agreement for William T. Flynt	(c)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(h)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(c)
10.8A	Director Emeritus Plan Joinder Agreement for Franklin V. Beam	(c)
10.8B	Director Emeritus Plan Joinder Agreement for William T. Flynt	(c)
10.8C	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(c)
10.8D	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(c)
10.8E	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(c)
10.8F	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(c)
10.8G	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(c)
10.8H	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(c)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(c)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(c)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(c)
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(i)
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	(j)
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(k)
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(k)
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(k)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(k)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(k)
10.19	Fully Restated Employment Agreement between HomeTrust Bank and Anderson L. Smith	(l)
10.20	Amended and Restated Jefferson Federal Bank Supplemental Executive Retirement Plan	(m)
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	10.21
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	10.22
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	10.23

10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	10.24
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	10.25
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	10.26
21.0	Subsidiaries of the Registrant	21.0
23.0	Consent of Dixon Hughes Goodman LLP	23.0
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.0
101	The following materials from HomeTrust Bancshares’ Annual Report on Form 10-K for the year ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101

_________________
(a)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on June 10, 2014 (File No. 001-35593).
(b)	Attached as Appendix A to the joint proxy statement/prospectus filed by HomeTrust Bancshares on April 28, 2014 pursuant to Rule 424(b) of the Securities Act of 1933.
(c)	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.
(d)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).
(e)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on January 29, 2014 (File No. 001-35593).
(f)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).
(g)	Filed as an exhibit to HomeTrust Bancshares’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).
(h)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.
(i)	Filed as an exhibit to HomeTrust Bancshares’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-35593).
(j)	Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on December 5, 2012 (File No. 001-35593).
(k)	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.
(l)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).
(m)	Filed as an exhibit to Jefferson Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).