Form 10-Q
period 2014-09-30
HomeTrust Bancshares, Inc.
filed 2014-11-10
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 20,502,248 shares of common stock, par value of $.01 per share, issued and outstanding as of November 6, 2014.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
 (Dollar amounts in thousands except per share data)

	(Unaudited)
	September 30,	June 30,
	2014	2014
Assets
Cash	$19,397	$19,801
Interest-bearing deposits	12,826	26,029
Cash and cash equivalents	32,223	45,830
Certificates of deposit in other banks	175,869	163,780
Securities available for sale, at fair value	176,237	168,749
Other investments, at cost	12,758	3,697
Loans held for sale	2,632	2,537
Total loans, net of deferred loan fees and discount	1,608,214	1,496,528
Allowance for loan losses	(23,080)	(23,429)
Net loans	1,585,134	1,473,099
Premises and equipment, net	49,983	47,411
Accrued interest receivable	7,270	6,787
Real estate owned (REO)	14,514	15,725
Deferred income taxes	59,080	58,381
Bank owned life insurance	76,419	71,285
Goodwill	13,768	9,815
Core deposit intangibles	4,240	4,014
Other assets	3,768	3,344
Total Assets	$2,213,895	$2,074,454

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,658,793	$1,583,047
Other borrowings	112,000	50,000
Capital lease obligations	1,993	1,998
Other liabilities	63,061	62,258
Total liabilities	1,835,847	1,697,303
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or
outstanding	-	-
Common stock, $0.01 par value, 60,000,000 shares authorized, 20,507,248 shares issued and outstanding at September 30, 2014; 20,632,008 at June 30, 2014	205	207
Additional paid in capital	224,434	225,889
Retained earnings	162,588	160,332
Unearned Employee Stock Ownership Plan (ESOP) shares	(9,390)	(9,522)
Accumulated other comprehensive income	211	245
Total stockholders’ equity	378,048	377,151
Total Liabilities and Stockholders’ Equity	$2,213,895	$2,074,454

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
 (Dollar amounts in thousands except per share data)

	Three Months Ended
	September 30,
	2014	2013

Interest and Dividend Income
Loans	$18,557	$14,082
Securities available for sale	805	297
Certificates of deposit and other interest-bearing deposits	439	452
Other investments	64	12
Total interest and dividend income	19,865	14,843

Interest Expense
Deposits	1,227	1,543
Other borrowings	38	3
Total interest expense	1,265	1,546

Net Interest Income	18,600	13,297
Recovery of Loan Losses	(250)	(2,300)

Net Interest Income after Recovery for Loan Losses	18,850	15,597

Noninterest Income
Service charges on deposit accounts	1,062	679
Mortgage banking income and fees	846	998
Other, net	861	594
Total noninterest income	2,769	2,271

Noninterest Expense
Salaries and employee benefits	9,808	7,177
Net occupancy expense	1,853	1,150
Marketing and advertising	388	355
Telephone, postage, and supplies	678	382
Deposit insurance premiums	430	335
Computer services	1,353	889
Gain on sale and impairment of REO	(36)	(271)
REO expense	356	454
Core deposit intangible amortization	413	29
Merger-related expenses	1,421	219
Other	1,833	1,156
Total other expense	18,497	11,875

Income Before Income Taxes	3,122	5,993
Income Tax Expense	866	2,666

Net Income	$2,256	$3,327

Per Share Data:
Net income per common share:
Basic	$0.12	$0.17
Diluted	$0.12	$0.17
Average shares outstanding:
Basic	19,178,607	19,288,154
Diluted	19,242,722	19,377,896

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands)

	Three Months Ended
	September 30,
	2014	2013

Net Income	$2,256	$3,327
Other Comprehensive Loss
Unrealized holding losses on securities available for sale
Losses arising during the period	$(52)	$(102)
Deferred income tax benefit	18	35
Total other comprehensive loss	$(34)	$(67)

Comprehensive Income	$2,222	$3,260

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid In	Retained	ESOP	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity

Balance at June 30, 2013	$208	$227,397	$149,990	$(10,051)	$(29)	$367,515
Net income	-	-	3,327	-	-	3,327
Stock repurchased	(2)	(3,592)	-	-	-	(3,594)
Stock option expense	-	325	-	-	-	325
Restricted stock expense	-	343	-	-	-	343
ESOP shares allocated	-	85	-	132	-	217
Other comprehensive loss	-	-	-	-	(67)	(67)

Balance at September 30, 2013	$206	$224,558	$153,317	$(9,919)	$(96)	$368,066

Balance at June 30, 2014	$207	$225,889	$160,332	$(9,522)	$245	$377,151
Net income	-	-	2,256	-	-	2,256
Stock repurchased	(2)	(2,536)	-	-	-	(2,538)
Exercised stock options	-	259	-	-	-	259
Stock option expense	-	365	-	-	-	365
Restricted stock expense	-	388	-	-	-	388
ESOP shares allocated	-	69	-	132	-	201
Other comprehensive loss	-	-	-	-	(34)	(34)

Balance at September 30, 2014	$205	$224,434	$162,588	$(9,390)	$211	$378,048

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Three Months Ended
	September 30,
	2014	2013
Operating Activities:
Net income	$2,256	$3,327
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Recovery of loan losses	(250)	(2,300)
Depreciation	760	556
Deferred income tax expense	668	2,686
Net amortization and accretion	(491)	(129)
Gain on sale and impairment of REO	(36)	(271)
Gain on sale of loans held for sale	(430)	(613)
Origination of loans held for sale	(16,776)	(27,092)
Proceeds from sales of loans held for sale	17,111	32,369
Decrease in deferred loan fees, net	(620)	(53)
Increase in accrued interest receivable and other assets	(854)	(969)
Amortization of core deposit intangibles	413	-
ESOP compensation expense	201	217
Restricted stock and stock option expense	673	668
Decrease in other liabilities	(5,566)	(2,499)
Net cash provided by (used in) operating activities	(2,941)	5,897

Investing Activities:
Purchase of securities available for sale	(5,303)	(41,810)
Proceeds from maturities of securities available for sale	16,000	-
Purchase of certificates of deposit in other banks	(23,935)	(16,655)
Maturities of certificates of deposit in other banks	11,846	7,666
Principal repayments of mortgage-backed securities	5,792	2,909
Net purchases (redemptions) of other investments	(8,270)	212
Net decrease (increase) in loans	(24,575)	13,431
Purchase of premises and equipment	(3,197)	(611)
Capital improvements to REO	(42)	(96)
Proceeds from sale of REO	1,822	1,262
Acquisition of BankGreenville Financial Corporation, net of cash paid	-	1,475
Acquisition of Bank of Commerce, net of cash paid	(7,759)	-
Net cash used in investing activities	(37,621)	(32,217)

Financing Activities:
Net decrease in deposits	(17,669)	(370)
Net increase (decrease) in other borrowings	46,828	(2,507)
Common stock repurchased	(2,538)	(3,594)
Exercised stock options	339	-
Decrease in capital lease obligations	(5)	(4)
Net cash provided by (used in) financing activities	26,955	(6,475)
Net Decrease in Cash and Cash Equivalents	(13,607)	(32,795)
Cash and Cash Equivalents at Beginning of Period	45,830	125,713
Cash and Cash Equivalents at End of Period	$32,223	$92,918

Supplemental Disclosures:

Cash paid during the period for:
Interest	$809	$1,375
Income taxes	120	13
Noncash transactions:
Unrealized loss in value of securities available for sale, net of income taxes	(34)	(67)
Transfers of loans to REO	309	1,615
Loans originated to finance the sale of REO	-	94
Business Combinations:
Assets acquired	124,956	103,905
Liabilities assumed	114,956	94,352
Net assets acquired	10,000	9,553

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

1.	Summary of Significant Accounting Policies

The consolidated financial statements presented in this report include the accounts of HomeTrust Bancshares, Inc., a Maryland corporation (“HomeTrust”), and its wholly-owned subsidiary, HomeTrust Bank, National Association (the “Bank”).  As used throughout this report, the term the “Company” refers to HomeTrust and the Bank, its consolidated subsidiary, unless the context otherwise requires.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2014 (“2014 Form 10-K”) filed with the SEC on September 15, 2014.  The results of operations for the three months ended September 30, 2014 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2015. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported net income or equity.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s financial statements.  These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) business combinations, (iii) the valuation of REO, (iv) the calculation of post retirement plan expenses and benefits, and (v) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our 2014 Form 10-K.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods.

2.	Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. Since the Company does not have any unrecognized tax benefits, the adoption of the ASU did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”. The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

In August 2014, the FASB issued ASU No. 2014-14, “Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”. The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim of the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU No. 2014-14 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

3.	Business Combinations

On July 31, 2014, the Bank completed its acquisition of Bank of Commerce in accordance with the terms of the Agreement and Plan of Share Exchange dated March 3, 2014. Under the terms of the agreement, Bank of Commerce shareholders received $6.25 per share in cash consideration, representing approximately $10.1 million of aggregate deal consideration. In addition, all $3.2 million of Bank of Commerce’s preferred stock was redeemed.

Bank of Commerce was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. The excess of the merger consideration over the fair value of Bank of Commerce’s net assets was allocated to goodwill. The book value as of July 31, 2014, of assets acquired was $122.5 million and liabilities assumed was $114.7 million. The Company recorded $4.0 million in goodwill related to the acquisition.

The following table presents the consideration paid by the Bank in the acquisition of Bank of Commerce and the assets acquired and liabilities assumed as of July 31, 2014:

		Fair Value and	As
	As Recorded	Other Merger	Recorded
	By Bank of	Related	by the
	Commerce	Adjustments	Company

Consideration Paid
Cash paid			$10,000
Total consideration			$10,000

Assets
Cash and cash equivalents	$2,241	$-	$2,241
Securities available for sale	24,228	-	24,228
Loans, net of allowance	89,339	(3,131)	86,208
Federal Home Loan Bank (“FHLB”) Stock	791	-	791
REO	224	-	224
Premises and equipment, net	135	-	135
Accrued interest receivable	355	(100)	255
Deferred income taxes	286	1,064	1,350
Core deposit intangibles	-	640	640
Other assets	4,931	-	4,931
Total assets acquired	$122,530	$(1,527)	$121,003

Liabilities
Deposits	$93,303	$112	$93,415
Other borrowings	15,000	172	15,172
Other liabilities	6,369	-	6,369
Total liabilities assumed	$114,672	$284	$114,956
Net identifiable assets acquired over liabilities assumed	$7,858	$(1,811)	6,047
Goodwill			$3,953

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The carrying amount of acquired loans from Bank of Commerce as of July 31, 2014 consisted of purchased performing loans and purchased credit-impaired (“PCI”) loans as detailed in the following table:

	Purchased		Total
	Performing	PCI	Loans
Retail Consumer Loans:
One-to-four family	$2,717	$2,979	$5,696
Home equity lines of credit	8,823	317	9,140
Consumer	37	15	52
Commercial:
Commercial real estate	28,772	30,047	58,819
Construction and development	202	3,020	3,222
Commercial and industrial	5,402	3,877	9,279
Total	$45,953	$40,255	$86,208

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents the consideration paid by the Company in the acquisition of Jefferson and the assets acquired and liabilities assumed as of May 31, 2014:

	As	Fair Value and	As
	Recorded	Other Merger	Recorded
	by	Related	by the
	Jefferson	Adjustments	Company

Consideration Paid
Cash paid including cash in lieu of fractional shares			$25,251
Fair value of HomeTrust common stock at $15.03 per share			25,239
Total consideration			$50,490

Assets
Cash and cash equivalents	$18,325	$-	$18,325
Securities available for sale	85,744	(700)	85,044
Loans, net of allowance	338,616	(9,134)	329,482
FHLB Stock	4,635	-	4,635
REO	3,288	-	3,288
Premises and equipment, net	24,662	(1,311)	23,351
Accrued interest receivable	1,367	(90)	1,277
Deferred income taxes	9,606	3,395	13,001
Core deposit intangibles	847	2,683	3,530
Other assets	7,171	-	7,171
Total assets acquired	$494,261	$(5,157)	$489,104

Liabilities
Deposits	$376,985	$371	$377,356
Other borrowings	55,081	858	55,939
Subordinated debentures	7,460	2,540	10,000
Other liabilities	2,332	-	2,332
Total liabilities assumed	$441,858	$3,769	$445,627
Net identifiable assets acquired over liabilities assumed	$52,403	$(8,926)	43,477
Goodwill			$7,013

The carrying amount of acquired loans from Jefferson as of May 31, 2014 consisted of purchased performing loans and PCI loans as detailed in the following table:

	Purchased		Total
	Performing	PCI	Loans
Retail Consumer Loans:
One-to-four family	$74,378	$6,066	$80,444
Home equity lines of credit	16,857	18	16,875
Construction and land/lots	7,810	924	8,734
Consumer	4,181	2	4,183
Commercial:
Commercial real estate	118,714	15,649	134,363
Construction and development	24,658	1,012	25,670
Commercial and industrial	52,863	6,350	59,213
Total	$299,461	$30,021	$329,482

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

The following table presents the consideration paid by the Company in the acquisition of BankGreenville and the assets acquired and liabilities assumed as of July 31, 2013:

		Fair Value and	As
	As Recorded	Other Merger	Recorded
	by	Related	by the
	BankGreenville	Adjustments	Company

Consideration Paid
Cash			$7,823
Repayment of BankGreenville preferred stock			1,050
Contingent cash consideration (1)			680
Total consideration			$9,553

Assets
Cash and cash equivalents	$10,348	$-	$10,348
Investment securities	34,345	-	34,345
Loans, net of allowance	51,622	(3,792)	47,830
FHLB Stock	447	-	447
REO	2,317	(168)	2,149
Premises and equipment, net	2,458	(117)	2,341
Accrued interest receivable	429	-	429
Deferred tax asset	-	2,470	2,470
Other assets	214	-	214
Core deposit intangibles	-	530	530
Total assets acquired	$102,180	$(1,077)	$101,103

Liabilities
Deposits	$88,906	$201	$89,107
Other borrowings	4,700	34	4,734
Other liabilities	511	-	511
Total liabilities assumed	$94,117	$235	$94,352
Net identifiable assets acquired over liabilities assumed	$8,063	$(1,312)	6,751
Goodwill			$2,802

(1)	Estimate of additional amount to be paid to shareholders on or about July 31, 2015 based on performance of a select pool of loans totaling approximately $8.0 million.

The carrying amount of acquired loans from BankGreenville as of July 31, 2013 consisted of purchased performing loans and PCI loans as detailed in the following table:

	Purchased		Total
	Performing	PCI	Loans
Retail Consumer Loans:
One-to-four family	$8,274	$1,392	$9,666
Home equity lines of credit	3,987	134	4,121
Consumer	522	-	522
Commercial:
Commercial real estate	23,073	4,552	27,625
Construction and development	2,367	3,529	5,896
Total	$38,223	$9,607	$47,830

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table discloses the impact of the acquisition of Bank of Commerce since the effective date of July 31, 2014 through September 30, 2014. In addition, the table presents certain pro forma information as if Bank of Commerce, Jefferson, and BankGreenville had been acquired on July 1, 2014 and July 1, 2013.  Although, this pro forma information combines the historical results from each company, it is not indicative of what would have occurred had the acquisition taken place on July 1, 2014 and July 1, 2013. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity while significant one-time merger-related expenses are not included. Furthermore, expenses related to systems conversions and other costs of integration have been recorded throughout fiscal year 2014 and are expected to be recorded throughout fiscal year 2015. Additionally, the Company expects to achieve further operating cost savings as a result of the acquisitions which are not reflected in the pro forma amounts below:

	Actual	Pro Forma	Pro Forma
	Three Months Ended	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2014	September 30, 2013

Total revenues*	$18,600	$21,767	$38,450
Net income	2,256	1,996	5,639
* Net interest income plus other income

4.	Securities Available for Sale

Securities available for sale consist of the following at the dates indicated:

	September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$38,765	$103	$(59)	$38,809
Residential Mortgage-backed Securities of U.S.
Government Agencies and Government-
Sponsored Enterprises	117,418	398	(517)	117,299
Municipal Bonds	15,828	316	(8)	16,136
Corporate Bonds	3,906	87	-	3,993
Total	$175,917	$904	$(584)	$176,237

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$38,085	$45	$(37)	$38,093
Residential Mortgage-backed Securities of U.S.
Government Agencies and Government-
Sponsored Enterprises	111,430	393	(412)	111,411
Municipal Bonds	15,951	282	(13)	16,220
Corporate Bonds	2,912	113	-	3,025
Total	$168,378	$833	$(462)	$168,749

Debt securities available for sale by contractual maturity at the dates indicated are shown below.  Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	September 30, 2014
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$2,518	$2,518
Due after one year through five years	12,980	12,978
Due after five years through ten years	36,320	36,599
Due after ten years	6,681	6,843
Mortgage-backed securities	117,418	117,299
Total	$175,917	$176,237

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company had no sales of securities during the three months ended September 30, 2014 and 2013.

Securities available for sale with costs totaling $42,355 and $51,036 with market values of $42,546 and $51,297 at September 30, 2014 and June 30, 2014, respectively, were pledged as collateral to secure various public deposits.

The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2014 and June 30, 2014 were as follows:

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agencies	$16,971	$(59)	$-	$-	$16,971	$(59)
Mortgage-backed securities of
U.S. government agencies and
government-sponsored
enterprises	75,671	(505)	152	(12)	75,823	(517)
Taxable municipal securities	2,876	(8)	-	-	2,876	(8)
Total	$95,518	$(572)	$152	$(12)	$95,670	$(584)

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$19,475	$(37)	$-	$-	$19,475	$(37)
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	75,761	(399)	162	(13)	75,923	(412)
Municipal Bonds	6,668	(13)	-	-	6,668	(13)
Total	$101,904	$(449)	$162	$(13)	$102,066	$(462)

The total number of securities with unrealized losses at September 30, 2014, and June 30, 2014 were 148 and 159, respectively.  Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the three months ended September 30, 2014 or the year ended June 30, 2014.

As a requirement for membership, the Bank invests in stock of the FHLB of Atlanta and the Federal Reserve Bank. No ready market exists for this stock and the carrying value approximates its fair value based on the redemption provisions of the FHLB of Atlanta and the Federal Reserve Bank.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

5.	Loans

Loans consist of the following at the dates indicated:

	September 30,	June 30,
	2014	2014
Retail consumer loans:
One-to-four family	$656,068	$660,200
Home equity lines of credit	158,220	148,379
Construction and land/lots	61,781	59,249
Indirect auto finance	15,449	8,833
Consumer	5,556	6,331
Total retail consumer loans	897,074	882,992
Commercial loans:
Commercial real estate	455,219	377,769
Construction and development	56,437	56,457
Commercial and industrial	91,126	74,435
Municipal leases	109,079	106,215
Total commercial loans	711,861	614,876
Total loans	1,608,935	1,497,868
Deferred loan fees, net	(721)	(1,340)
Total loans, net of deferred loan fees and discount	1,608,214	1,496,528
Allowance for loan and lease losses	(23,080)	(23,429)
Loans, net	$1,585,134	$1,473,099

All the qualifying first mortgage loans, home equity lines of credit, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follow:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
September 30, 2014
Retail consumer loans:
One-to-four family	$597,955	$15,069	$30,133	$3,156	$9	$646,322
Home equity lines of credit	151,492	1,053	4,696	553	2	157,796
Construction and land/lots	57,466	1,041	1,943	433	-	60,883
Indirect auto finance	15,400	49	-	-	-	15,449
Consumer	5,280	81	101	77	2	5,541
Commercial loans:
Commercial real estate	371,721	14,688	16,448	1,936	-	404,793
Construction and development	40,297	2,001	6,126	569	-	48,993
Commercial and industrial	80,706	819	1,464	-	1	82,990
Municipal leases	106,976	1,800	303	-	-	109,079
Total loans	$1,427,293	$36,601	$61,214	$6,724	$14	$1,531,846

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
June 30, 2014
Retail consumer loans:
One-to-four family	$602,409	$17,639	$28,974	$2,907	$10	$651,939
Home equity lines of credit	141,008	1,605	4,967	420	2	148,002
Construction and land/lots	55,374	1,878	807	113	-	58,172
Indirect auto finance	8,801	32	-	-	-	8,833
Consumer	6,115	62	97	13	3	6,290
Commercial loans:
Commercial real estate	313,437	16,931	19,746	1,944	-	352,058
Construction and development	41,336	2,927	5,972	570	-	50,805
Commercial and industrial	66,481	873	1,723	-	3	69,080
Municipal leases	104,404	1,811	-	-	-	106,215
Total loans	$1,339,365	$43,758	$62,286	$5,967	$18	$1,451,394

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s total PCI loans by segment, class, and risk grade at the dates indicated follow:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
September 30, 2014
Retail consumer loans:
One-to-four family	$4,947	$939	$3,860	$-	$-	$9,746
Home equity lines of credit	57	-	367	-	-	424
Construction and land/lots	457	-	441	-	-	898
Indirect auto finance	-	-	-	-	-	-
Consumer	15	-	-	-	-	15
Commercial loans:
Commercial real estate	32,823	6,817	10,786	-	-	50,426
Construction and development	1,914	1,778	3,752	-	-	7,444
Commercial and industrial	6,504	456	1,176	-	-	8,136
Municipal leases	-	-	-	-	-	-
Total loans	$46,717	$9,990	$20,382	$-	$-	$77,089

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
June 30, 2014
Retail consumer loans:
One-to-four family	$4,904	$-	$3,357	$-	$-	$8,261
Home equity lines of credit	7	-	370	-	-	377
Construction and land/lots	791	-	286	-	-	1,077
Indirect auto finance	-	-	-	-	-	-
Consumer	41	-	-	-	-	41
Commercial loans:
Commercial real estate	20,853	-	4,858	-	-	25,711
Construction and development	2,443	2,169	1,040	-	-	5,652
Commercial and industrial	4,647	-	708	-	-	5,355
Municipal leases	-	-	-	-	-	-
Total loans	$33,686	$2,169	$10,619	$-	$-	$46,474

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
September 30, 2014
Retail consumer loans:
One-to-four family	$2,916	$8,277	$11,193	$644,875	$656,068
Home equity lines of credit	375	1,010	1,385	156,835	158,220
Construction and land/lots	176	732	908	60,873	61,781
Indirect auto finance	63	-	63	15,386	15,449
Consumer	31	20	51	5,505	5,556
Commercial loans:
Commercial real estate	3,731	8,064	11,795	443,424	455,219
Construction and development	111	3,728	3,839	52,598	56,437
Commercial and industrial	207	623	830	90,296	91,126
Municipal leases	555	303	858	108,221	109,079
Total loans	$8,165	$22,757	$30,922	$1,578,013	$1,608,935

The table above includes PCI loans of $2,461 30-89 days past due, $4,096 90 days or more past due as of September 30, 2014.
	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2014
Retail consumer loans:
One-to-four family	$4,929	$8,208	$13,137	$647,063	$660,200
Home equity lines of credit	400	939	1,339	147,040	148,379
Construction and land/lots	508	122	630	58,619	59,249
Indirect auto finance	-	-	-	8,833	8,833
Consumer	34	16	50	6,281	6,331
Commercial loans:
Commercial real estate	306	6,729	7,035	370,734	377,769
Construction and development	1,165	3,789	4,954	51,503	56,457
Commercial and industrial	183	576	759	73,676	74,435
Municipal leases	-	-	-	106,215	106,215
Total loans	$7,525	$20,379	$27,904	$1,469,964	$1,497,868

The table above includes PCI loans of $1,817 30-89 days past due, $4,189 90 days or more past due as of June 30, 2014.

The Company’s recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	September 30, 2014		June 30, 2014
		90 Days + &		90 Days + &
	Nonaccruing	still accruing	Nonaccruing	still accruing
Retail consumer loans:
One-to-four family	$15,864	$-	$17,968	$-
Home equity lines of credit	2,765	-	3,114	-
Construction and land/lots	782	-	688	-
Indirect auto finance	-	-	-	-
Consumer	35	-	27	-
Commercial loans:
Commercial real estate	16,910	-	16,941	-
Construction and development	6,771	-	6,270	-
Commercial and industrial	2,043	-	2,003	-
Municipal leases	303	-	-	-
Total loans	$45,473	$-	$47,011	$-

The table above includes PCI loans of $8,464 and $9,220 as of September 30, 2014 and June 30, 2014, respectively.

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	September 30,	June 30,
	2014	2014

Performing TDRs included in impaired loans	$18,737	$22,179

An analysis of the allowance for loan losses by segment for the periods shown was as follows:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Retail			Retail
	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at beginning of period	$15,731	$7,698	$23,429	$21,952	$10,121	$32,073
Provision for (recovery of) loan losses	(674)	424	(250)	(1,639)	(661)	(2,300)
Charge-offs	(479)	(197)	(676)	(714)	(214)	(928)
Recoveries	367	210	577	132	223	355
Balance at end of period	$14,945	$8,135	$23,080	$19,731	$9,469	$29,200

The Company’s ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
		Loans				Loans
		individually	Loans			individually	Loans
		evaluated for	Collectively			evaluated for	Collectively
	PCI	impairment	Evaluated	Total	PCI	impairment	Evaluated	Total
September 30, 2014
Retail consumer loans:
One-to-four family	$-	$432	$9,082	$9,514	$9,746	$23,328	$622,994	$656,068
Home equity	-	154	2,225	2,379	424	2,653	155,143	158,220
Construction and land/lots	-	655	2,097	2,752	898	2,272	58,611	61,781
Indirect auto finance	-	-	198	198	-	-	15,449	15,449
Consumer	-	3	100	103	15	9	5,532	5,556
Commercial loans:
Commercial real estate	-	20	5,609	5,629	50,426	15,608	389,185	455,219
Construction and development	-	67	1,265	1,332	7,444	5,509	43,484	56,437
Commercial and industrial	-	1	444	445	8,136	2,243	80,747	91,126
Municipal leases	-	-	728	728	-	-	109,079	109,079
Total	$-	$1,332	$21,748	$23,080	$77,089	$51,622	$1,480,224	$1,608,935

June 30, 2014
Retail consumer loans:
One-to-four family	$-	$493	$10,034	$10,527	$8,261	$23,929	$628,010	$660,200
Home equity	-	134	2,353	2,487	377	3,014	144,988	148,379
Construction and land/lots	-	379	2,041	2,420	1,077	1,735	56,437	59,249
Indirect auto finance	-	-	113	113	-	-	8,833	8,833
Consumer	-	3	181	184	41	10	6,280	6,331
Commercial loans:
Commercial real estate	-	26	5,413	5,439	25,711	13,784	338,274	377,769
Construction and development	-	26	1,215	1,241	5,652	5,571	45,234	56,457
Commercial and industrial	-	3	246	249	5,355	2,378	66,702	74,435
Municipal leases	-	-	769	769	-	-	106,215	106,215
Total	$-	$1,064	$22,365	$23,429	$46,474	$50,421	$1,400,973	$1,497,868

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company’s impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
	With a	With No		Related
	Recorded	Recorded		Recorded
	Allowance	Allowance	Total	Allowance
September 30, 2014
Retail consumer loans:
One-to-four family	$13,980	$17,710	$31,690	$540
Home equity lines of credit	3,178	1,491	4,669	188
Construction and land/lots	1,723	627	2,350	656
Indirect auto finance	-	-	-	-
Consumer	26	9	35	3
Commercial loans:
Commercial real estate	3,167	15,297	18,464	48
Construction and development	2,182	3,892	6,074	83
Commercial and industrial	1,820	2,243	3,063	4
Municipal leases	303	-	303	2
Total impaired loans	$25,379	$41,269	$66,648	$1,524

June 30, 2014
Retail consumer loans:
One-to-four family	$17,379	$14,614	$31,993	$678
Home equity lines of credit	2,445	2,305	4,750	166
Construction and land/lots	1,737	109	1,846	411
Indirect auto finance	-	-	-	-
Consumer	16	11	27	3
Commercial loans:
Commercial real estate	6,228	9,114	15,342	166
Construction and development	1,043	5,088	6,131	54
Commercial and industrial	835	1,903	2,738	13
Municipal leases	-	-	-	-
Total impaired loans	$29,683	$33,144	$62,827	$1,491

The table above includes $15,026 and $12,406, of impaired loans that were not individually evaluated at September 30, 2014 and June 30, 2014, respectively, because these loans did not meet the Company’s threshold for individual impairment evaluation.  The recorded allowance above includes $192 and $427 related to these loans that were not individually evaluated at September 30, 2014 and June 30, 2014, respectively.

The Company’s average recorded investment in loans individually evaluated for impairment and interest income recognized on impaired loans for the three months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended
	September 30, 2014			September 30, 2013
	Average	Unpaid	Interest	Average	Unpaid	Interest
	Recorded	Principal	Income	Recorded	Principal	Income
	Investment	Balance	Recognized	Investment	Balance	Recognized
Retail consumer loans:
One-to-four family	$31,842	$35,147	$451	$44,682	$48,252	$364
Home equity lines of credit	4,710	6,348	75	5,938	8,970	70
Construction and land/lots	2,098	3,675	36	2,556	5,023	42
Indirect auto finance	-	-	-	-	-	-
Consumer	31	1,147	3	59	181	1
Commercial loans:
Commercial real estate	16,903	26,291	210	26,535	30,055	143
Construction and development	6,103	9,541	32	10,978	15,368	33
Commercial and industrial	2,901	5,042	76	2,860	3,471	38
Municipal leases	152	303	-	-	-	-
Total loans	$64,740	$87,494	$883	$93,608	$111,320	$691

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

A summary of changes in the accretable yield for PCI loans for the three months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended
	September 30,	September 30,
	2014	2013
Accretable yield, beginning of period	$6,151	$-
Addition from the Bank of Commerce acquisition	7,315	1,835
Interest income	(931)	(100)
Accretable yield, end of period	$12,535	$1,735

The following table presents the purchased performing loans receivable for Bank of Commerce at September 30, 2014 and July 31, 2014 (the combination date):

	September 30,	July 31,
	2014	2014

Contractually required principal payments receivable	$46,812	$47,291
Adjustment for credit, interest rate, and liquidity	1,150	1,159
Balance of purchased loans receivable	$45,662	$46,132

The following table presents the PCI loans for Bank of Commerce at July 31, 2014, the acquisition date:

July 31,
2014

Contractually required principal and interest payments receivable	$49,870
Amounts not expected to be collected – nonaccretable difference	2,300
Estimated payments expected to be received	47,570
Accretable yield	7,315
Fair value of PCI loans	$40,255

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

For the three months ended September 30, 2014 and 2013, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	-	$-	$-	1	$18	$17
Total	-	$-	$-	1	$18	$17

Extended term:
Retail consumer:
One-to-four family	1	$146	$147	-	$-	$-
Home equity lines of credit	1	46	46	-	-	-
Total	2	$192	$193	-	$-	$-

Other TDRs:
Retail consumer:
One-to-four family	4	$314	$324	3	$572	$576
Home equity lines of credit	1	100	105	-	-	-
Construction and land/lots	1	106	100	1	135	135
Total	6	$520	$529	4	$707	$711

Total	8	$712	$722	5	$725	$728

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended September 30, 2014 and 2013:

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Below market interest rate:
	-	$-	-	$-
Total	-	$-	-	$-

Extended payment terms:
Retail consumer:
One-to-four family	-	-	1	$10
Home equity lines of credit	-	-	1	11
Commercial:
Commercial and Industrial	-	-	1	25
Total	-	$-	3	$46

Other TDRs:
Retail consumer:
One-to-four family	4	$312	7	$1,523
Home equity lines of credit	-	-	1	48
Construction and land/lots	-	-	1	135
Commercial:
Commercial real estate	-	-	3	381
Total	4	$312	12	$2,087

Total	4	$312	15	$2,133

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

6.	Net income per Share

Per the provisions of FASB ASC 260, Earnings Per Share, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. ESOP shares are considered outstanding for basic and diluted earnings per share when the shares are committed to be released.

Net income is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings, or absorb losses.  Basic earnings per common shares is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares.

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock (in thousands, except share and per share data):

	Three Months Ended
	September 30,
	2014	2013
Numerator:
Net income available to common stockholders	$2,256	$3,327
Denominator:
Weighted-average common shares outstanding - basic	19,178,607	19,288,154
Effect of dilutive shares	64,115	89,742
Weighted-average common shares outstanding - diluted	19,242,722	19,377,896
Net income per share - basic	$0.12	$0.17
Net income per share - diluted	$0.12	$0.17

There were 1,495,500 and 1,557,000 outstanding stock options that were anti-dilutive for the three months ended September 30, 2014 and 2013, respectively.

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

Share based compensation expense related to stock options and restricted stock recognized for the three months ended September 30, 2014 and 2013 was $753 and $668, respectively, before the tax related benefit of $279 and $247, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The table below presents stock option activity for the three months ended September 30, 2014 and 2013:

		Weighted-	Remaining
		average	contractual	Aggregate
		exercise	life	Intrinsic
	Options	price	(years)	Value
Options outstanding at June 30, 2013	1,557,000	$14.37	9.6	$4,033
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Options outstanding at September 30, 2013	1,557,000	$14.37	9.3	$3,316

Options outstanding at June 30, 2014	1,513,500	$14.40	8.6	$2,077
Granted	-	-	-	-
Exercised	18,000	14.37	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Options outstanding at September 30, 2014	1,495,500	$14.40	8.4	$352

Exercisable at September 30, 2014	272,175	$14.37	8.4

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

At September 30, 2014, the Company had $4.7 million of unrecognized compensation expense related to 1,495,500 stock options scheduled to vest over five- and seven-year vesting periods.  The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 2.0 years at September 30, 2014. At September 30, 2013, the Company had $6.1 million of unrecognized compensation expense related to 1,557,000 stock options scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 4.5 years at September 30, 2013. No options were vested or exercisable as of September 30, 2013.

The table below presents restricted stock award activity for the three months ended September 30, 2014 and 2013:

		Weighted-	Aggregate
	Restricted	average grant	Intrinsic
	stock awards	date fair value	Value
Non-vested at June 30, 2013	511,300	$14.37	$8,672
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested at September 30, 2013	511,300	$14.37	$8,436

Non-vested at June 30, 2014	403,965	$14.39	$6,371
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested at September 30, 2014	403,965	$14.39	$5,902

At September 30, 2014, unrecognized compensation expense was $4.9 million related to 403,965 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

related to non-vested awards is expected to be recognized was 2.0 years at September 30, 2014. At September 30, 2013, unrecognized compensation expense was $6.4 million related to 511,300 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 4.5 years at September 30, 2013.

8.	Commitments and Contingencies

Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements.  At September 30, 2014 and June 30, 2014, respectively, loan commitments (excluding $33,636 and $27,086 of undisbursed portions of construction loans) totaled $18,533 and $28,360 of which $2,532 and $3,620 were variable rate commitments and $16,001 and $24,740 were fixed rate commitments.  The fixed rate loans had interest rates ranging from 1.99% to 8.00% at September 30, 2014 and 1.85% to 10.51% at June 30, 2014, and terms ranging from 1 to 30 years.  Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $204,047 and $167,630 at September 30, 2014 and June 30, 2014, respectively.  These amounts represent the Company’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers.  The Company has freestanding derivative instruments consisting of commitments to originate fixed rate conforming loans and commitments to sell fixed rate conforming loans.  The fair value of these commitments was not material at September 30, 2014 or June 30, 2014.

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

Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System.  The daily average calculated cash reserve required as of September 30, 2014 and June 30, 2014 was $11,631, and $8,087, respectively, which was satisfied by vault cash and balances held at the Federal Reserve.

Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so.  The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary.  Total commitments under standby letters of credit as of September 30, 2014 and June 30, 2014 were $1,520 and $483.  There was no liability recorded for these letters of credit at September 30, 2014 or June 30, 2014, respectively.

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

At September 30, 2014 and June 30, 2014, most of the total impaired loans were evaluated based on the fair value of the collateral.  For these collateral dependent impaired loans, the Company obtains updated appraisals at least annually.  These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary.  As part of the quarterly review of impaired loans, the Company reviews these appraisals to determine if any additional discounts to the fair value are necessary.  If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals.  Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification in the fair value hierarchy.  The Company records all impaired loans with an allowance as nonrecurring Level 3.

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	September 30, 2014
Description	Total	Level 1	Level 2	Level 3
U.S government agencies	$38,809	$-	$38,809	$-
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	117,299	-	117,299	-
Municipal Bonds	16,136	-	16,136	-
Corporate Bonds	3,993	-	3,993	-
Total	$176,237	$-	$176,237	$-

	June 30, 2014
Description	Total	Level 1	Level 2	Level 3
U.S government agencies	$38,093	$-	$38,093	$-
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	111,411	-	111,411	-
Municipal Bonds	16,220	-	16,220	-
Corporate Bonds	3,025	-	3,025	-
Total	$168,749	$-	$168,749	$-

The following table presents financial assets measured at fair value on a non-recurring basis during the periods indicated:

	Three Months Ended September 30, 2014
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$2,534	$-	$-	$2,534
REO	333	-	-	333
Total	$2,867	$-	$-	$2,867

	Year Ended June 30, 2014
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$3,686	$-	$-	$3,686
REO	9,185	-	-	9,185
Total	$12,871	$-	$-	$12,871

Quantitative information about Level 3 fair value measurements during the period ended September 30, 2014 is shown in the table below:

	Fair Value at
	September 30,	Valuation	Unobservable		Weighted
	2014	Techniques	Input	Range	Average
Nonrecurring measurements:
Impaired loans, net	$2,534	Discounted appraisals	Collateral discounts	3% - 49%	23%
REO	$333	Discounted appraisals	Collateral discounts	15% - 28%	18%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The stated carrying value and estimated fair value amounts of financial instruments as of September 30, 2014 and June 30, 2014, are summarized below:

	September 30, 2014
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$32,223	$32,223	$32,223	$-	$-
Certificates of deposit in other banks	175,869	175,869	-	175,869	-
Securities available for sale	176,237	176,237	-	176,237	-
Other investments	12,758	12,758	12,758
Loans held for sale	2,632	2,674	-	-	2,674
Loans, net	1,585,134	1,486,612	-	-	1,486,612
Accrued interest receivable	7,270	7,270	-	855	6,415
Non-interest-bearing and NOW deposits	445,743	445,743	-	445,743	-
Money market accounts	405,334	405,334	-	405,334	-
Savings accounts	194,835	194,835	-	194,835	-
Certificates of deposit	612,881	614,382	-	614,382	-
Other borrowings	112,000	112,000	-	112,000	-
Accrued interest payable	211	211	-	211	-

	June 30, 2014
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$45,830	$45,830	$45,830	$-	$-
Certificates of deposit in other banks	163,780	163,780	-	163,780	-
Securities available for sale	168,749	168,749	-	168,749	-
Other investments	3,697	3,697	3,697
Loans held for sale	2,537	2,578	-	-	2,578
Loans, net	1,473,099	1,381,438	-	-	1,381,438
Accrued interest receivable	6,787	6,787	-	736	6,051
Non-interest-bearing and NOW deposits	418,671	418,671	-	418,671	-
Money market accounts	354,247	354,247	-	354,247	-
Savings accounts	175,974	175,974	-	175,974	-
Certificates of deposit	634,154	620,196	-	620,196	-
Other borrowings	50,000	50,000	-	50,000	-
Accrued interest payable	244	244	-	244	-

The Company had off-balance sheet financial commitments, which include approximately $256,216 and $223,076 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at September 30, 2014 and June 30, 2014 (see Note 8).  Since these commitments are based on current rates, the carrying amount approximates the fair value.

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

Other investments – This represents stock in the FHLB of Atlanta and Federal Reserve Bank with no existing market and no quoted market value.  However, redemption of this stock has historically been at par value.  Accordingly, cost is deemed to be a reasonable estimate of fair value.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of September 30, 2014 and June 30, 2014.  The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:  expected cost savings, synergies and other financial benefits from our recent acquisitions and the pending acquisition of the ten branch banking operations of Bank of America might not be realized within the expected time frames or at all, and costs or difficulties relating to integration matters might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Office of the Comptroller of the Currency (“OCC”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; increases in premiums for deposit insurance; management’s assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”); changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including our 2014 Form 10-K.

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

As used throughout this report, the terms “we”, “our”, “us”, “HomeTrust Bancshares” or the “Company” refer to HomeTrust Bancshares, Inc. and its consolidated subsidiaries, including HomeTrust Bank, National Association (the “Bank”) unless the context indicates otherwise.

Overview

HomeTrust Bancshares, Inc., a Maryland corporation, was organized in July 2012 for the purpose of becoming the holding company of HomeTrust Bank, upon the Bank’s conversion from a federal mutual to a federal stock savings bank

(“Conversion”).  The Conversion was completed on July 10, 2012.  On August 25, 2014, the Bank converted from a federal savings bank charter to a national bank charter and the Company is now a bank holding company. HomeTrust Bancshares, Inc. is regulated by the Federal Reserve Board (“FRB”).  The Company has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank, founded in 1926, is a national bank headquartered in Asheville, North Carolina.  The Bank is regulated by the OCC, its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), the insurer of its deposits.  The Bank’s deposits are federally insured up to applicable limits by the FDIC.

Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds in loans secured primarily by first and second mortgages on one- to four-family residences, including home equity loans and construction and land/lot loans, commercial real estate loans, commercial and industrial loans, and municipal leases. Municipal leases are secured primarily by a ground lease for a firehouse or an equipment lease for fire trucks and firefighting equipment to fire departments located throughout North and South Carolina. We also purchase investment securities consisting primarily of mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises, as well as, certificates of deposit insured by the FDIC.

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

In spite of persistently weak economic conditions and exceptionally low interest rates which have created an unusually challenging banking environment for an extended period, the Company experienced marked improvement in profitability in fiscal years 2013 and 2014 as real estate values modestly improved along with general economic conditions resulting in materially lower loan charge-offs and write-downs of real estate owned (“REO”) as compared to prior periods. As a result, during the quarters ended September 30, 2014 and 2013, we recorded a recovery for loan losses of $250,000 and $2.3 million, respectively, primarily due to lower net loan charge-offs and improved asset quality. For the quarter ended September 30, 2014, the Company had net income of $2.3 million, or $0.12 per diluted share, as compared to net income of $3.3 million, or $0.17 per diluted share, for the three months ended September 30, 2013. Although there continue to be indications that economic conditions in our market areas are improving from the recessionary downturn, the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging going forward. However, over the past two years we have significantly added to our customer base, as well as substantially improved our risk profile by aggressively managing and reducing our problem assets, which has resulted in lower credit costs, and which we believe has positioned the Company well to meet this challenging environment with continued success.

We intend to expand through organic growth and through the acquisition of other community financial institutions and/or bank branches. Our goal is to continue to enhance our franchise value and earnings through strategic, planned growth in our banking operations, while maintaining the community-focused, relationship style of exceptional customer service that has differentiated our brand and characterized our success to date. As part of this strategy, on July 31, 2013, we completed our first acquisition as a public company, by acquiring BankGreenville Financial Corporation (“BankGreenville”) with one office in Greenville, South Carolina. BankGreenville reported total assets of $105.1 million, total deposits of $90.0 million, and stockholders’ equity of $9.6 million at June 30, 2013. On May 31, 2014, we completed our acquisition of Jefferson Bancshares, Inc. (“Jefferson”), the holding company for Jefferson Federal Bank. Jefferson had twelve offices located across East Tennessee and reported total assets of $506.8 million, total deposits of $384.0 million, and stockholders’ equity of $54.4 million at March 31, 2014. Additionally, on July 31, 2014, we completed our acquisition of Bank of Commerce with one office in midtown Charlotte, North Carolina. As of June 30, 2014, Bank of Commerce had total assets of $123 million, total deposits of $93 million, and stockholders’ equity of $12 million. On July 21, 2014, the Bank opened a commercial loan production office (“LPO”) in downtown Roanoke, Virginia.

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

At September 30, 2014, we had 36 locations in North Carolina (including the Asheville metropolitan area, the “Piedmont” region, and Charlotte), South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and our commercial loan production office in Roanoke, Virginia. We intend to expand through organic growth and through the acquisition of other community financial institutions and/or bank branches. Our goal is to continue to enhance our franchise value and earnings through strategic, planned growth in our banking operations, while maintaining the community-focused, relationship style of exceptional customer service that has differentiated our brand and characterized our success to date.

Critical Accounting Policies and Estimates

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) business combinations, (iii) the valuation of REO, (iv) the calculation of post retirement plan expenses and benefits, and (v) the valuation of or recognition of deferred tax assets and liabilities.  These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2014 Form 10-K.  There have not been any material changes in the Company's critical accounting policies and estimates as compared to the disclosure contained in the Company's 2014 Form 10-K.

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

Recent Accounting Pronouncements. Refer to Note 2 of our consolidated financial statements for a description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

Comparison of Financial Condition at September 30, 2014 and June 30, 2014

Assets.  Total assets increased $139.4 million, or 6.3%, to $2.21 billion at September 30, 2014 from $2.07 billion at June 30, 2014. This increase was largely due to the July 31, 2014 acquisition of Bank of Commerce, which increased total assets by $121.4 million and total liabilities by $115.0, net of fair value adjustments. The Company recorded $4.0 million of goodwill and $640,000 of core deposit intangibles in connection with the Bank of Commerce acquisition. Nonperforming assets decreased to $60.0 million, or 2.71% of total assets, at September 30, 2014, compared to $62.7 million, or 3.02% of total assets, at June 30, 2014 and $82.9 million, or 4.95% at September 30, 2013. The decrease in nonperforming assets was primarily due to loans returning to performing status as payment history and the borrower’s financial status improved. Nonperforming assets included $45.5 million in nonaccruing loans and $14.5 million in REO at September 30, 2014, compared to nonaccruing loans and REO of $47.0 million and $15.7 million at June 30, 2014 and $68.4 million and $14.5 million at September 30, 2013, respectively. At September 30, 2014, $23.3 million, or 51.3%, of nonaccruing loans were current on their required loan payments.

Cash and cash equivalents.  Total cash and cash equivalents decreased $13.6 million, or 29.7%, to $32.2 million at September 30, 2014 from $45.8 million at June 30, 2014. The decrease was primarily due to the $12.1 million increase in certificates of deposit in other banks which have a higher yield than cash held in interest-earning accounts. All of the certificates of deposit in other banks are fully insured under the FDIC. At September 30, 2014, certificates of deposits in other banks totaled $175.9 million compared to $163.8 million at June 30, 2014. In addition, the Company repurchased $2.2 million of stock for cash during the first quarter of fiscal 2015.

Investments.  Securities available for sale increased $7.5 million, or 4.4%, to $176.2 million at September 30, 2014 from $168.7 million at June 30, 2014 primarily as a result of the acquisition of Bank of Commerce. A total of $16.0 million of securities available for sale matured and $5.8 million of principal payments were received on securities available for sale during the quarter ended September 30, 2014. The securities purchased and acquired during the period were primarily short- to intermediate-term U.S. government agency notes and mortgage-backed securities and, to a lesser extent, intermediate-term taxable municipal securities. Other investments increased $9.1 million primarily due to the purchase of $6.2 million of Federal Reserve Bank stock in conjunction with the Bank’s conversion to a national bank. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We do not believe that there are any other-than-temporary impairments at September 30, 2014; therefore, no impairment losses have been recorded during the first quarter of fiscal 2015.

Loans.  Net loans receivable increased $112.0 million, or 7.6%, at September 30, 2014 to $1.59 billion from $1.47 billion at June 30, 2014 primarily due to the $86.2 million in loans acquired from Bank of Commerce. Since June 30, 2014, commercial real estate loans increased $77.5 million and commercial and industrial loans increased $16.7 million largely due to the Bank of Commerce acquisition. Excluding loans acquired from Bank of Commerce, net loans increased $25.8 million primarily related to an $18.6 million increase in commercial real estate loans. Total loan originations increased $43.6 million, or 55.3%, to $122.4 million during the quarter ended September 30, 2014 compared to $78.8 million during the quarter ended September 30, 2013.

Allowance for loan losses.  The allowance for loan losses was $23.1 million, or 1.43% of total loans, at September 30, 2014 compared to $23.4 million, or 1.56% of total loans, at June 30, 2014. The allowance for loan losses was 1.97% of total loans at September 30, 2014, excluding loans acquired from BankGreenville, Jefferson, and Bank of Commerce. The Company recorded net loan charge-offs of $99,000 for the quarter ended September 30, 2014 as compared to $573,000 for the same period last year. Net loan charge-offs as a percentage of average loans also decreased significantly to 0.03% for the quarter ended September 30, 2014 from 0.19%, for the quarter ended September 30, 2013. Nonaccruing loans decreased 3.2% to $45.5 million at September 30, 2014 from $47.0 million at June 30, 2014. Nonaccruing loans to total loans decreased to 2.83% at September 30, 2014 from 3.14% at June 30, 2014. At September 30, 2014, $23.3 million, or 51.3%, of total nonaccruing loans were current on their loan payments. The allowance as a percentage of nonaccruing loans increased slightly from 49.84% at June 30, 2014 to 50.76% at September 30, 2014.

The ratio of classified assets to total assets was 4.65% at September 30, 2014 compared to 4.56% at June 30, 2014 and 7.33% at September 30, 2013. Classified assets were $102.9 million at September 30, 2014 compared to $94.7 million and $122.6 million at June 30, 2014 and September 30, 2013. The increase since June 30, 2014 was primarily due to $4.8 million of loans acquired in the Bank of Commerce acquisition, the reclassification of a $1.5 million legacy commercial loan relationship, and various smaller loans across several loan categories.

Real estate owned. REO decreased $1.2 million, to $14.5 million at September 30, 2014 primarily due to the sale of $1.8 million in REO during the period partially offset by $533,000 in REO acquired in the Bank of Commerce acquisition and other foreclosures. The total balance of REO at September 30, 2014 included $6.1 million in land, construction and development projects (both residential and commercial), $4.6 million in commercial real estate and $3.8 million in single-family homes.

Deposits.  Deposits increased $75.7 million, or 4.8%, from $1.58 billion at June 30, 2014 to $1.66 billion at September 30, 2014. This increase was primarily due to the acquisition of Bank of Commerce, which increased total deposits by $93.4 million. The Company also recorded $640,000 of core deposit intangibles in connection with the Bank of Commerce acquisition. Certificates of deposit decreased $21.3 million during the quarter primarily as a result of the managed decline of higher rate certificates of deposit as we competed less aggressively on time deposit interest rates, consistent with the Company’s strategy to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.

Borrowings.  Other borrowings increased to $112.0 million at September 30, 2014 from $50.0 million at June 30, 2014 primarily as a result of $15.2 million in Federal Home Loan Bank (“FHLB”) advances assumed in the Bank of Commerce acquisition, as well as additional advances to fund asset growth. All FHLB advances have maturities of less than 90 days with a weighted average interest rate of 0.19% at September 30, 2014.

Equity.  Stockholders’ equity at September 30, 2014 increased to $378.0 million from $377.2 million at June 30, 2014. The increase in stockholders’ equity primarily reflected a $2.3 million increase in retained earnings as a result of the net income from the first quarter of 2015 partially offset by the repurchase of 142,760 shares of common stock at an average cost of $15.56 per share, or approximately $2.2 million in total. As of September 30, 2014, the Company had repurchased on the open market 947,259 shares of the 989,183 authorized in the February 2014 stock repurchase plan at an average cost of $15.78 per share.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities.  All average balances are daily average balances.  Nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended September 30,
	2014			2013
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid(2)	Rate(2)	Outstanding	Paid(2)	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$1,568,406	$19,237	4.91%	$1,197,993	$14,871	4.96%
Deposits in other financial
institutions	188,796	439	0.93%	245,233	452	0.74%
Investment securities	170,635	805	1.89%	60,638	297	1.96%
Other	6,576	64	3.89%	2,093	12	2.29%
Total interest-earning assets	1,934,413	20,545	4.25%	1,505,957	15,632	4.15%

Interest-bearing liabilities:
Interest-bearing checking accounts	290,531	71	0.10%	212,274	109	0.21%
Money market accounts	389,676	252	0.26%	292,488	206	0.28%
Savings accounts	185,684	78	0.17%	82,686	37	0.18%
Certificate accounts	630,732	826	0.52%	559,124	1,192	0.85%
Borrowings	71,733	38	0.21%	2,367	3	0.51%
Total interest-bearing liabilities	1,568,356	1,265	0.32%	1,148,939	1,547	0.54%

Net earning assets	$366,057			$357,018

Average interest-earning assets to
average interest-bearing liabilities	123.34%			131.07%

Tax-equivalent:
Net interest income		$19,280			$14,085
Interest rate spread			3.93%			3.61%
Net interest margin(3)			3.99%			3.74%

Non-tax-equivalent:
Net interest income		$18,600			$13,296
Interest rate spread			3.79%			3.40%
Net interest margin(3)			3.85%			3.53%

___________________
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2)  Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $680,000 and $789,000 for the three months ended September 30, 2014 and 2013, respectively, calculated based on a federal tax rate of 34%.
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

	Three Months Ended September 30, 2014
	Compared to
	Three Months Ended September 30, 2013
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)

Interest-earning assets:
Loans receivable	$4,597	$(231)	$4,366
Deposits in other financial institutions	(104)	91	(13)
Investment securities	539	(31)	508
Other	26	26	52

Total interest-earning assets	$5,058	$(145)	$4,913

Interest-bearing liabilities:
Interest-bearing checking accounts	$40	$(78)	$(38)
Money market accounts	68	(22)	46
Savings accounts	46	(5)	41
Certificate accounts	153	(519)	(366)
Borrowings	88	(53)	35

Total interest-bearing liabilities	$395	$(677)	$(282)

Net increase (decrease) in tax equivalent interest income	$4,663	$532	$5,195

Comparison of Results of Operation for the Three Months Ended September 30, 2014 and 2013

    General.  During the three months ended September 30, 2014, we had net income of $2.3 million compared to $3.3 million for the three months ended September 30, 2013. The decrease in net income for the first quarter of fiscal 2015 was primarily the result of a $2.1 million decrease in the recovery for loan losses and a $1.2 million increase in merger expenses related to the acquisitions of Jefferson, Bank of Commerce, and our pending acquisition of ten branch banking operations from Bank of America. In addition, during the first quarter of fiscal 2014, we recorded a nonrecurring $962,000 charge related to the decline in value of our deferred tax assets based on decreases in North Carolina’s state corporate tax rates. On a basic and diluted per share basis, the Company earned $0.12 per share in the first quarter of fiscal 2015, compared to $0.17 per share in the first quarter of fiscal 2014.

    Net Interest Income.  Net interest income was $18.6 million for the three months ended September 30, 2014 compared to $13.3 million for the three months ended September 30, 2013. The $5.3 million, or 39.9%, increase was primarily due to increases in interest income of $5.0 million, coupled with a decrease in interest expense of $281,000. The net interest margin (on a fully taxable-equivalent basis) for the three months ended September 30, 2014 increased 25 basis points over the same period last year to 3.99%, due to a $370.4 million increase in average loan balances from our recent acquisitions. The yield on interest-earning assets (on a fully taxable-equivalent basis) for the quarter ended September 30, 2014 increased ten basis points to 4.25% while the rate paid on interest-bearing liabilities decreased 22 basis points to 0.32% as compared to the same period last year. Excluding the amortization of purchase accounting discounts on loans and certificates of deposit, the net interest margin (on a fully taxable-equivalent basis) for the quarter ended September 30, 2014 increased 13 basis points to 3.80% compared to 3.67% over the same period last year. Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans’ contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. As of September 30, 2014, our loans with interest rate floors totaled approximately $597.5 million and had a weighted average floor rate of 4.42% of which $281.1 million, or 47.09%, had yields that would begin floating again once prime rates increase at least 200 basis points.

Interest Income.  Interest income for the three months ended September 30, 2014 was $19.9 million, compared to $14.8 million for the three months ended September 30, 2013, an increase of $5.0 million, or 33.8%. The increase in interest income occurred primarily as a result of the $370.4 million increase in average loans receivable obtained through the Jefferson and Bank of Commerce acquisitions offsetting a five basis point decline in the average tax-equivalent loan yield. Interest income on loans receivable increased by $4.5 million, or 31.8%, to $18.6 million for the three months ended September 30, 2014 from $14.1 million for the three months ended September 30, 2013. The average tax-equivalent yield on loans was 4.91% for the three months ended September 30, 2014, compared to 4.96% for the same three month period one year earlier. The decrease in average tax-equivalent loan yields reflects the continuing very low level of market interest rates, the maturity or repayment of higher yielding loans, and downward repricing of adjustable rate loans to current market rates.

The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $58.0 million, or 18.8%, to $366.0 million for the three months ended September 30, 2014, while the interest and dividend income from those investments increased by $547,000 compared to the prior fiscal year. The increase in average balance was primarily due to the acquisition of investment securities from the Jefferson and Bank of Commerce mergers.

Interest Expense.  Interest expense for the three months ended September 30, 2014 was $1.3 million, compared to $1.5 million for the three months ended September 30, 2013, a decrease of $281,000, or 18.2%. The decrease in interest expense occurred as a result of a 22 basis point decrease in the average cost of interest-bearing liabilities to 0.32% for the three months ended September 30, 2014, from 0.54% for the same period one year earlier, despite a $419.4 million increase in average interest-bearing liabilities over the same time period as a result of our recent acquisitions. These decreases reflect lower deposit rates, specifically, the managed decline in certificates of deposit as our pricing decreases were designed to allow higher rate certificates of deposit to run off.

Deposit interest expense decreased $316,000, or 20.5%, to $1.2 million for the three months ended September 30, 2014 compared to $1.5 million for the same three month period in the prior fiscal year primarily as a result of a 33 basis point decrease in the average cost of certificates of deposit coupled with a 21 basis point decrease in the overall cost of deposits. Average borrowings increased to $71.7 million for the three months ended September 30, 2014, from $2.4 million for the three months ended September 30, 2013, while the average rate paid on borrowings decreased to 0.21% in the current three month period. This decrease in the average rate paid on borrowings was primarily a result of the increase in FHLB advances at lower, short-term rate.

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

During the three months ended September 30, 2014, the recovery for loan losses was $250,000, compared to a $2.3 million recovery for loan losses for the three months ended September 30, 2013. The Company’s continued reversal of the provision for loan losses was driven by fewer loan chargeoffs and improved asset quality. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

The allowance for loan losses at September 30, 2014 primarily reflected the lingering weakness in the economy in our market areas and continued elevated level of delinquent, nonaccruing and classified loans, as well as declines in real estate values as compared to historical levels.

Nonaccruing loans decreased to $45.5 million at September 30, 2014 from $47.0 million at June 30, 2014 and $68.4 million at September 30, 2013. Delinquent loans (loans delinquent 30 days or more) decreased to $30.9 million at September 30, 2014, from $38.9 million at September 30, 2013.

Net charge-offs decreased to $99,000 for the three months ended September 30, 2014 from $573,000 for the same period last year. Net charge-offs as a percentage of average loans decreased to 0.03% for the quarter ended September 30, 2014 from 0.19% for the same period last fiscal year. A comparison of the allowance at September 30, 2014 and 2013 reflects a decrease of $6.1 million to $23.1 million at September 30, 2014, from $29.2 million at September 30, 2013. The allowance as a percentage of total loans decreased to 1.43% at September 30, 2014, compared to 2.44% at September 30, 2013. The allowance for loan losses was 1.97% of total loans at September 30, 2014, excluding loans acquired from BankGreenville, Jefferson, and Bank of Commerce. The allowance as a percentage of nonaccruing loans increased to 50.76% at September 30, 2014, compared to 42.69% at September 30, 2013. At September 30, 2014, $23.3 million, or 51.3%, of total nonaccruing loans were current on their loan payments, of which $14.5 million were TDRs.

As of September 30, 2014, we had identified $70.2 million of impaired loans. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools.  For more information on these impaired loans, see Note 4 of the Notes to Consolidated Financial Statements under Item 1 of this report.

We believe that the allowance for loan losses as of September 30, 2014 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income.  Noninterest income increased $498,000, or 21.9%, to $2.8 million for the first quarter of fiscal 2015 from $2.3 million for the first quarter of fiscal 2014, primarily due to a $383,000, or 56.4%, increase in service charges on deposit accounts related to our recent acquisitions.

Noninterest Expense.  Noninterest expense for the quarter ended September 30, 2014 increased $6.6 million, or 55.8%, to $18.5 million compared to $11.9 million for the quarter ended September 30, 2013. This increase was primarily related to a $2.6 million increase in salaries and employee benefits, a $1.2 million increase in merger-related expenses, a $703,000 increase in net occupancy expense, a $464,000 increase in computer services, and a $677,000 increase in other noninterest expense, all of which were primarily related to our recent acquisitions.

Income Taxes.  For the three months ended September 30, 2014, we recorded income tax expense of $866,000, which was an effective tax rate of 27.7%, compared to an expense of $2.7 million for the three months ended September 30, 2013. This decrease was due to lower income before income taxes, as well as a nonrecurring $962,000 charge incurred in the first quarter of fiscal 2014 related to the decline in value of our deferred tax assets based on decreases in North Carolina’s state corporate tax rates. Beginning January 1, 2014, North Carolina’s corporate tax rate was reduced from 6.9% to 6.0% and to 5.0% in 2015 with additional reductions to 3.0% in 2017 possible in the event certain state revenue triggers are achieved. At September 30, 2014 and September 30, 2013, our deferred tax asset valuation allowance was $990,000 and $1.6 million, respectively. The decrease in the deferred tax asset valuation allowance was primarily due to the realization of all capital loss carryforwards included in the valuation allowance at September 30, 2013.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business.  We rely on a number of different sources in order to meet our potential liquidity demands.  The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2014, the Bank had an additional borrowing capacity of $212.9 million with the FHLB of Atlanta, a $108.5 million line of credit with the Federal Reserve Bank of Richmond and a $20.0 million line of credit with another unaffiliated bank. At September 30, 2014, we had $112.0 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At September 30, 2014 brokered deposits totaled $10.0 million, or 0.6% of total deposits.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. The Company’s primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2014, the Company (on an unconsolidated basis) had liquid assets of $37.4 million.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2014, the total approved loan commitments and unused lines of credit outstanding amounted to $52.2 million and $204.0 million, respectively, as compared to $55.4 million and $167.6 million, respectively, as of June 30, 2014. Certificates of deposit scheduled to mature in one year or less at September 30, 2014, totaled $408.9 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

During the first quarter of fiscal 2015, cash and cash equivalents decreased $13.6 million, or 29.7%, from $45.8 million as of June 30, 2014 to $32.2 million as of September 30, 2014. The decrease was primarily attributable to the $24.6 million net increase in loans. Cash used for operating activities of $2.9 million and cash used for investing activities of $37.6 million was partially offset by cash provided by financing activities of $27.0 million. Primary sources of cash for the three months ended September 30, 2014 included an increase in other borrowings of $46.8 million, proceeds from maturities of securities available for sale of $16.0 million and $5.8 million in principal repayments of mortgage-backed securities. Primary uses of cash during the period included an increase in loans of $24.6 million, a $17.7 million decrease in deposits (excluding the $93.4 million in deposits acquired from Bank of Commerce), the purchase of certificates of deposit in other banks, net of maturities, of $12.1 million and the net purchases of $8.3 million of other investments which includes stock of the FHLB of Atlanta and the Federal Reserve Bank.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the three months ended September 30, 2014, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at September 30, 2014, is as follows (in thousands):

Commitments to make loans	$52.2
Unused lines of credit	204.0
Total loan commitments	$256.2

Capital Resources

At September 30, 2014, equity totaled $378.0 million.  HomeTrust Bancshares, Inc. is a bank holding company registered with the FRB.  Bank holding companies are subject to capital adequacy requirements of the FRB under the Bank Holding Company Act of 1956, as amended and the regulations of the FRB.  The Bank, as a national bank is subject to the capital requirements established by the OCC.

The capital adequacy requirements are quantitative measures established by regulation that require HomeTrust Bancshares, Inc. and the Bank to maintain minimum amounts and ratios of capital.  The FRB requires HomeTrust Bancshares, Inc. to maintain capital adequacy that generally parallels the OCC requirements.   Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At September 30, 2014, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. In addition, the Bank must maintain total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 10.00%, 6.00% and 5.00%, respectively to be considered “Well-Capitalized” for regulatory purposes. The Bank was categorized as “Well-Capitalized” at September 30, 2014 under the regulations of the OCC.

HomeTrust Bancshares, Inc. and the Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio

HomeTrust Bancshares, Inc.

As of September 30, 2014:
Tier I Capital (to Total Adjusted Assets)	$299,653	14.43%	$83,042	4.00%	$	n/a	n/a
Tier I Capital (to Risk-weighted Assets)	$299,653	19.09%	$62,787	4.00%	$	n/a	n/a
Total Risk-based Capital (to Risk-weighted Assets)	$319,317	20.34%	$125,575	8.00%	$	n/a	n/a

As of June 30, 2014:
Tier I Capital (to Total Adjusted Assets)	$303,631	18.03%	$67,378	4.00%	$	n/a	n/a
Tier I Capital (to Risk-weighted Assets)	$303,631	20.87%	$58,208	4.00%	$	n/a	n/a
Total Risk-based Capital (to Risk-weighted Assets)	$321,886	22.12%	$116,415	8.00%	$	n/a	n/a

HomeTrust Bank:

As of September 30, 2014:
Tier I Capital (to Total Adjusted Assets)	$236,366	11.53%	$82,026	4.00%		$102,532	5.00%
Tier I Capital (to Risk-weighted Assets)	$236,366	15.08%	$62,276	4.00%		$93,414	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$255,874	16.43%	$124,551	8.00%		$155,689	10.00%

As of June 30, 2014:
Tier I Capital (to Total Adjusted Assets)	$264,041	13.37%	$78,985	4.00%		$98,719	5.00%
Tier I Capital (to Risk-weighted Assets)	$264,041	18.29%	$57,750	4.00%		$86,625	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$282,160	19.54%	$115,501	8.00%		$144,376	10.00%

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has not been any material change in the market risk disclosures contained in our 2014 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2014, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2014, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

On March 14, 2012, a civil suit was filed (which was amended on April 25, 2012) in the County of Buncombe, North Carolina, Civil Superior Court Division, Twenty-Eighth Judicial Circuit, case number 2012CV-01206, by Leslie A. Whittington and 20 other plaintiffs against the Bank and a third party brokerage firm. The plaintiffs seek actual damages of $12.5 million and additional treble or such other punitive damages as determined by the court. The suit alleges that the defendants should have been aware of the Ponzi scheme perpetrated by Mr. William Bailey through his company, Southern Financial Services, as a result of the transactions into and from the accounts at the Bank and the brokerage firm. The suit further alleges that the defendants were negligent and reckless in not monitoring, discovering and reporting the unlawful conduct of Mr. Bailey, including that he was kiting checks and converting funds for his own use. In addition, the suit claims the defendants were unjustly enriched by the fees they received from their business relationship with Mr. Bailey. Mr. Bailey pled guilty to federal criminal charges of securities fraud, mail fraud and filing false income taxes related to this matter in February 2011 and was sentenced on February 27, 2013.

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

Item 1A.  Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s 2014 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

The table below sets forth information regarding HomeTrust Bancshares’ common stock repurchases during the three months ended September 30, 2014.

			Total Number	Maximum
			Of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	Of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
July 1, 2014 – July 31, 2014	105,000	$15.71	105,000	79,684
August 1, 2014 – August 31, 2014	32,760	15.19	32,760	46,924
September 1, 2014 – September 30, 2014	5,000	14.70	5,000	41,924
Total	142,760	$15.56	142,760	41,924

The Company did not sell any securities that were not registered under the Securities Act of 1933 during the three months ended September 30, 2014.

    On January 31, 2014 the Company announced that its Board of Directors had authorized the repurchase of up to 989,183 shares of the Company’s common stock, representing 5% of the Company’s outstanding shares. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of September 30, 2014, 947,259 shares were purchased.

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

HomeTrust Bancshares, Inc.

Date: November 10, 2014	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: November 10, 2014	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Senior Vice President, CFO, and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Purchase and Assumption Agreement, dated as of June 9, 2014, between Bank of America, National Association and HomeTrust Bank	(a)
2.2	Agreement and Plan of Merger, dated as of January 22, 2014, by and between HomeTrust Bancshares, Inc. and Jefferson Bancshares, Inc.	(b)
3.1	Charter of HomeTrust Bancshares, Inc.	(c)
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.’s Junior Participating Preferred Stock, Series A	(d)
3.3	Bylaws of HomeTrust Bancshares, Inc.	(e)
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Registrar and Transfer Company, as Rights Agent	(d)
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	(c)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(f)
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon and Howard L. Sellinger	(c)
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.5	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(c)
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	(c)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(c)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(c)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(c)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(c)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(c)
10.7E	SERP Joinder Agreement for Stan Allen	(c)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(c)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(c)
10.7H	SERP Joinder Agreement for William T. Flynt	(c)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(h)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(c)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(c)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(c)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(c)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(c)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(c)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(c)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(c)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(c)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(c)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(c)
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	10.12
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	(i)
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(j)
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(j)
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(j)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(j)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(j)
10.19	Fully Restated Employment Agreement between HomeTrust Bank and Anderson L. Smith	(k)
10.20	Amended and Restated Jefferson Federal Bank Supplemental Executive Retirement Plan	(l)
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(m)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(m)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(m)

10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(m)
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(m)
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(m)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.0
101	The following materials from HomeTrust Bancshares’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101

_________________
(a)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on June 10, 2014 (File No. 001-35593).
(b)	Attached as Appendix A to the joint proxy statement/prospectus filed by HomeTrust Bancshares on April 28, 2014 pursuant to Rule 424(b) of the Securities Act of 1933.
(c)	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.
(d)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).
(e)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on January 29, 2014 (File No. 001-35593).
(f)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).
(g)	Filed as an exhibit to HomeTrust Bancshares’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).
(h)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.
(i)	Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on December 5, 2012 (File No. 001-35593).
(j)	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.
(k)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).
(l)	Filed as an exhibit to Jefferson Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).
(m)	Filed as an exhibit to HomeTrust Bancshares’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).