Form 10-Q
period 2014-12-31
HomeTrust Bancshares, Inc.
filed 2015-02-09
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

(828) 259-3939
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X]No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
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
There were 20,398,321 shares of common stock, par value of $.01 per share, issued and outstanding as of February 6, 2015.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
 (Dollar amounts in thousands except per share data)

	(Unaudited)
	December 31,	June 30,
	2014	2014
Assets
Cash	$41,818	$19,801
Interest-bearing deposits	318,402	26,029
Cash and cash equivalents	360,220	45,830
Certificates of deposit in other banks	196,575	163,780
Securities available for sale, at fair value	195,143	168,749
Other investments, at cost	18,968	3,697
Loans held for sale	1,478	2,537
Total loans, net of deferred loan fees and discount	1,649,986	1,496,528
Allowance for loan losses	(23,356)	(23,429)
Net loans	1,626,630	1,473,099
Premises and equipment, net	59,172	47,411
Accrued interest receivable	7,133	6,787
Real estate owned (REO)	10,618	15,725
Deferred income taxes	58,224	58,381
Bank owned life insurance	76,433	71,285
Goodwill	13,768	9,815
Core deposit intangibles	11,472	4,014
Other assets	4,553	3,344
Total Assets	$2,640,387	$2,074,454

Liabilities and Stockholders' Equity
Liabilities
Deposits	$1,938,321	$1,583,047
Other borrowings	250,000	50,000
Capital lease obligations	1,989	1,998
Other liabilities	69,150	62,258
Total liabilities	2,259,460	1,697,303
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or
outstanding	-	-
Common stock, $0.01 par value, 60,000,000 shares authorized, 20,451,505 shares issued and outstanding at December 31, 2014; 20,632,008 at June 30, 2014	205	207
Additional paid in capital	224,322	225,889
Retained earnings	164,637	160,332
Unearned Employee Stock Ownership Plan (ESOP) shares	(9,258)	(9,522)
Accumulated other comprehensive income	1,021	245
Total stockholders' equity	380,927	377,151
Total Liabilities and Stockholders' Equity	$2,640,387	$2,074,454

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
 (Dollar amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Interest and Dividend Income
Loans	$19,823	$14,371	$38,380	$28,453
Securities available for sale	884	424	1,689	721
Certificates of deposit and other interest-bearing deposits	626	455	1,065	907
Other investments	226	15	290	27
Total interest and dividend income	21,559	15,265	41,424	30,108

Interest Expense
Deposits	1,264	1,382	2,490	2,925
Other borrowings	105	1	144	4
Total interest expense	1,369	1,383	2,634	2,929

Net Interest Income	20,190	13,882	38,790	27,179
Recovery of Loan Losses	-	(700)	(250)	(3,000)

Net Interest Income after Recovery for Loan Losses	20,190	14,582	39,040	30,179

Noninterest Income
Service charges on deposit accounts	1,318	654	2,379	1,333
Mortgage banking income and fees	713	788	1,560	1,786
Gain from sales of securities available for sale	61	-	61	-
Other, net	727	804	1,588	1,398
Total noninterest income	2,819	2,246	5,588	4,517

Noninterest Expense
Salaries and employee benefits	10,068	7,518	19,876	14,695
Net occupancy expense	2,032	1,313	3,885	2,463
Marketing and advertising	624	338	1,011	693
Telephone, postage, and supplies	759	483	1,437	865
Deposit insurance premiums	415	332	845	667
Computer services	1,250	935	2,603	1,824
Loss (gain) on sale and impairment of REO	(200)	476	(235)	205
REO expense	433	367	788	821
Core deposit intangible amortization	484	35	898	64
Merger-related expenses	2,310	43	3,731	262
Other	1,960	1,506	3,793	2,662
Total other expense	20,135	13,346	38,632	25,221

Income Before Income Taxes	2,874	3,482	5,996	9,475
Income Tax Expense	825	606	1,691	3,272

Net Income	$2,049	$2,876	$4,305	$6,203

Per Share Data:
Net income per common share:
Basic	$0.10	$0.15	$0.22	$0.32
Diluted	$0.10	$0.15	$0.22	$0.32
Average shares outstanding:
Basic	19,145,084	18,572,448	19,161,846	18,930,301
Diluted	19,235,841	18,680,463	19,239,539	19,029,109

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Net Income	$2,049	$2,876	$4,305	$6,203
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	1,166	(389)	1,119	(491)
Deferred income tax (expense) benefit	(397)	132	(380)	167
Reclassification of securities gains	61	-	57	-
recognized in net income
Deferred income tax expense	(20)	-	(20)	-
Total other comprehensive income (loss)	$810	$(257)	$776	$(324)
Comprehensive Income	$2,859	$2,619	$5,081	$5,879

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollar amounts in thousands)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid In	Retained	ESOP	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity

Balance at June 30, 2013	$208	$227,397	$149,990	$(10,051)	$(29)	$367,515
Net income	-	-	6,203	-	-	6,203
Stock repurchased	(10)	(17,045)	-	-	-	(17,055)
Stock option expense	-	649	-	-	-	649
Restricted stock expense	-	687	-	-	-	687
ESOP shares allocated	-	167	-	264	-	431
Other comprehensive loss	-	-	-	-	(324)	(324)

Balance at December 31, 2013	$198	$211,855	$156,193	$(9,787)	$(353)	$358,106

Balance at June 30, 2014	$207	$225,889	$160,332	$(9,522)	$245	$377,151
Net income	-	-	4,305	-	-	4,305
Stock repurchased	(2)	(3,395)	-	-	-	(3,397)
Exercised stock options	-	259	-	-	-	259
Stock option expense	-	693	-	-	-	693
Restricted stock expense	-	734	-	-	-	734
ESOP shares allocated	-	142	-	264	-	406
Other comprehensive income	-	-	-	-	776	776

Balance at December 31, 2014	$205	$224,322	$164,637	$(9,258)	$1,021	$380,927

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollar amounts in thousands)
	Six Months Ended
	December 31,
	2014	2013
Operating Activities:
Net income	$4,305	$6,203
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	(250)	(3,000)
Depreciation	1,696	1,133
Deferred income tax expense	1,679	3,317
Net amortization and accretion	(1,983)	(411)
Loss (gain) on sale and impairment of REO	(235)	205
Gain on sale of loans held for sale	(847)	(1,021)
Origination of loans held for sale	(32,178)	(44,967)
Gain on sale of securities available for sale	(61)	-
Proceeds from sales of loans held for sale	34,084	52,191
Decrease in deferred loan fees, net	(699)	(121)
Increase in accrued interest receivable and other assets	(1,514)	(1,452)
Amortization of core deposit intangibles	898	64
ESOP compensation expense	406	431
Restricted stock and stock option expense	1,427	1,336
Increase (decrease) in other liabilities	506	(4,684)
Net cash provided by operating activities	7,234	9,224

Investing Activities:
Purchase of securities available for sale	(44,909)	(49,272)
Proceeds from maturities of securities available for sale	21,385	19,750
Proceeds from sale of securities available for sale	10,387	-
Purchase of certificates of deposit in other banks	(54,797)	(27,156)
Maturities of certificates of deposit in other banks	22,002	11,746
Principal repayments of mortgage-backed securities	11,911	5,396
Net redemptions (purchases) of other investments	(14,480)	212
Net decrease (increase) in loans	(64,001)	32,910
Purchase of premises and equipment	(4,329)	(1,040)
Capital improvements to REO	(55)	(125)
Proceeds from sale of REO	6,574	7,231
Acquisition of BankGreenville Financial Corporation, net of cash paid	-	1,475
Acquisition of Bank of Commerce, net of cash paid	(7,759)	-
Acquisition of Bank of America branches, net of cash paid	310,868	-
Net cash provided by investing activities	192,797	1,127

Financing Activities:
Net decrease in deposits	(67,322)	(32,411)
Net increase (decrease) in other borrowings	184,828	(2,517)
Common stock repurchased	(3,397)	(17,055)
Exercised stock options	259	-
Decrease in capital lease obligations	(9)	(9)
Net cash provided by (used in) financing activities	114,359	(51,992)
Net Increase (Decrease) in Cash and Cash Equivalents	314,390	(41,641)
Cash and Cash Equivalents at Beginning of Period	45,830	125,713
Cash and Cash Equivalents at End of Period	$360,220	$84,072

	Six Months Ended
Supplemental Disclosures:	December 31,
	2014	2013
Cash paid during the period for:
Interest	$2,242	$2,850
Income taxes	140	113
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	776	(324)
Transfers of loans to REO	1,413	3,452
Transfers of loans to held for sale	-	4,340
Loans originated to finance the sale of REO	460	94
Business Combinations:
Assets acquired	463,959	103,905
Liabilities assumed	444,154	94,352
Net assets acquired	19,805	9,553

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

1.	Summary of Significant Accounting Policies

The consolidated financial statements presented in this report include the accounts of HomeTrust Bancshares, Inc., a Maryland corporation ("HomeTrust"), and its wholly-owned subsidiary, HomeTrust Bank, National Association (the "Bank").  As used throughout this report, the term the "Company" refers to HomeTrust and the Bank, its consolidated subsidiary, unless the context otherwise requires.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2014 ("2014 Form 10-K") filed with the SEC on September 15, 2014.  The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2015. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported net income or equity.
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements.  These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) business combinations, (iii) the valuation of REO, (iv) the calculation of post-retirement plan expenses and benefits, and (v) the valuation of or recognition of deferred tax assets and liabilities.  These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our 2014 Form 10-K.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company's financial condition and operating results in future periods.
2.	Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure". The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In August 2014, the FASB issued ASU No. 2014-14, "Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure". The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim of the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU No. 2014-14 is not expected to have a material impact on the Company's Consolidated Financial Statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement-Extraordinary and Unusual Items (Subtopic 225-20)". The ASU eliminates the need to separately classify, present, and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU No. 2015-1 is not expected to have a material impact on the Company's consolidated financial statements.

3.	Business Combinations
On November 14, 2014, the Bank completed its acquisition of ten branch banking operations in Southwest Virginia and Eden, North Carolina from Bank of America Corporation (the "Branch Acquisition"). Under the terms of the agreement, the Bank paid a deposit premium of $9.8 million equal to 2.86% of the average daily deposits for the 30 calendar day period prior to the acquisition date.  In addition, the Bank acquired approximately $1.0 million in loans and all related premises and equipment valued at $9.0 million.
The Branch Acquisition was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.
The following table presents the consideration paid by the Bank in the acquisition of these Bank of America branches and the assets acquired and liabilities assumed as of November 14, 2014:
		Fair Value and	As
	As Recorded	Other Merger	Recorded
	By Bank of	Related	by the
	America	Adjustments	Company

Consideration Paid
Cash paid as deposit premium			$9,805
Total consideration			$9,805

Assets
Cash and cash equivalents	$320,673	$-	$320,673
Loans, net of allowance	1,045	-	1,045
Premises and equipment, net	6,303	2,690	8,993
Accrued interest receivable	3	-	3
Deferred income taxes	-	353	353
Core deposit intangibles	-	7,936	7,936
Total assets acquired	$328,024	$10,979	$339,003

Liabilities
Deposits	$328,007	$1,174	$329,181
Other liabilities	17	-	17
Total liabilities assumed	$328,024	$1,174	$329,198
Net identifiable assets acquired over liabilities assumed	$-	$9,805	9,805
Goodwill			$-

On July 31, 2014, the Bank completed its acquisition of Bank of Commerce in accordance with the terms of the Agreement and Plan of Share Exchange dated March 3, 2014. Under the terms of the agreement, Bank of Commerce shareholders received $6.25 per share in cash consideration, representing approximately $10.1 million of aggregate deal consideration. In addition, all $3.2 million of Bank of Commerce's preferred stock was redeemed.
Bank of Commerce was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. The excess of the merger consideration over the fair value of Bank of Commerce's

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

net assets was allocated to goodwill. The book value as of July 31, 2014, of assets acquired was $122.5 million and liabilities assumed was $114.7 million. The Company recorded $4.0 million in goodwill related to the acquisition.
The following table presents the consideration paid by the Bank in the acquisition of Bank of Commerce and the assets acquired and liabilities assumed as of July 31, 2014:
		Fair Value and	As
	As Recorded	Other Merger	Recorded
	By Bank of	Related	by the
	Commerce	Adjustments	Company

Consideration Paid
Cash paid			$10,000
Total consideration			$10,000

Assets
Cash and cash equivalents	$2,241	$-	$2,241
Securities available for sale	24,228	-	24,228
Loans, net of allowance	89,339	(3,131)	86,208
Federal Home Loan Bank ("FHLB") Stock	791	-	791
REO	224	-	224
Premises and equipment, net	135	-	135
Accrued interest receivable	355	(100)	255
Deferred income taxes	286	1,064	1,350
Core deposit intangibles	-	640	640
Other assets	4,931	-	4,931
Total assets acquired	$122,530	$(1,527)	$121,003

Liabilities
Deposits	$93,303	$112	$93,415
Other borrowings	15,000	172	15,172
Other liabilities	6,369	-	6,369
Total liabilities assumed	$114,672	$284	$114,956
Net identifiable assets acquired over liabilities assumed	$7,858	$(1,811)	6,047
Goodwill			$3,953

The carrying amount of acquired loans from Bank of Commerce as of July 31, 2014 consisted of purchased performing loans and purchased credit-impaired ("PCI") loans as detailed in the following table:
	Purchased		Total
	Performing	PCI	Loans
Retail Consumer Loans:
One-to-four family	$2,717	$2,979	$5,696
Home equity lines of credit	8,823	317	9,140
Consumer	37	15	52
Commercial:
Commercial real estate	28,772	30,047	58,819
Construction and development	202	3,020	3,222
Commercial and industrial	5,402	3,877	9,279
Total	$45,953	$40,255	$86,208

On May 31, 2014, the Company completed its acquisition of Jefferson Bancshares, Inc. ("Jefferson") in accordance with the terms of the Agreement and Plan of Merger dated January 22, 2014.  Under the terms of the agreement, Jefferson shareholders received 0.2661 shares of HomeTrust common stock, and $4.00 in cash for each share of Jefferson common stock. This represents approximately $50.5 million of aggregate deal consideration.
Jefferson was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. The excess of the merger consideration over the fair value of Jefferson's net assets was allocated to goodwill. The book value as of May 31, 2014, of assets acquired was $494.3 million and liabilities assumed was $441.9 million. The Company recorded $7.0 million in goodwill related to the acquisition.

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

On July 31, 2013, the Company completed its acquisition of BankGreenville Financial Corporation ("BankGreenville") in accordance with the terms of the Agreement and Plan of Merger dated May 3, 2013.  Under the terms of the agreement, BankGreenville shareholders received $6.63 per share in cash consideration. This represents approximately $7.8 million of aggregate deal consideration. Additional contingent cash consideration of up to $0.75 per share (or approximately $883,000) may be realized at the expiration of 24 months based on the performance of a select pool of loans totaling approximately $8.0 million.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

BankGreenville was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at acquisition date fair values. The excess of the merger consideration over the fair value of BankGreenville's net assets was allocated to goodwill. The book value as of July 31, 2013, of assets acquired was $102.2 million and liabilities assumed was $94.1 million. The Company recorded $2.8 million in goodwill related to the acquisition.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table discloses the impact of the acquisition of Bank of Commerce since the effective date of July 31, 2014 through December 31, 2014 and the Branch Acquisition since the effective date of November 14, 2014 - December 31, 2014. In addition, the table presents certain pro forma information as if the Branch Acquisition, Bank of Commerce, Jefferson, and BankGreenville had been acquired on July 1, 2014 and July 1, 2013.  Although, this pro forma information combines the historical results from each company, it is not indicative of what would have occurred had the acquisition taken place on July 1, 2014 and July 1, 2013. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity while significant one-time merger-related expenses are not included. Furthermore, expenses related to systems conversions and other costs of integration have been recorded throughout fiscal year 2014 and are expected to be recorded throughout fiscal year 2015. Additionally, the Company expects to achieve further operating cost savings as a result of the acquisitions which are not reflected in the pro forma amounts below:
	Actual	Pro Forma	Pro Forma
	Six Months Ended	Six Months Ended	Six Months Ended
	December 31, 2014	December 31, 2014	December 31, 2013

Total revenues*	$44,378	$48,682	$48,111
Net income	4,305	6,065	8,561
* Net interest income plus other income
4.	Securities Available for Sale

Securities available for sale consist of the following at the dates indicated:
	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$55,208	$362	$(11)	$55,559
Residential Mortgage-backed Securities of U.S.
Government Agencies and Government-
Sponsored Enterprises	118,629	867	(225)	119,271
Municipal Bonds	15,794	449	(10)	16,233
Corporate Bonds	3,901	116	-	4,017
Equity Securities	63	-	-	63
Total	$193,595	$1,794	$(246)	$195,143

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$38,085	$45	$(37)	$38,093
Residential Mortgage-backed Securities of U.S.
Government Agencies and Government-
Sponsored Enterprises	111,430	393	(412)	111,411
Municipal Bonds	15,951	282	(13)	16,220
Corporate Bonds	2,912	113	-	3,025
Total	$168,378	$833	$(462)	$168,749

Debt securities available for sale by contractual maturity at the dates indicated are shown below.  Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.
	December 31, 2014
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$1,508	$1,508
Due after one year through five years	40,961	41,018
Due after five years through ten years	26,700	27,304
Due after ten years	5,734	5,979
Mortgage-backed securities	118,629	119,271
Total	$193,532	$195,080

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Proceeds from sales of securities available for sale were $10,387 in the period ended December 31, 2014. Gross realized gains were $74 and gross realized losses were $13 for the three and six months ended December 31, 2014. There were no sales of securities during the three and six months ended December 31, 2013.
Securities available for sale with costs totaling $41,666 and $51,036 with market values of $42,069 and $51,297 at December 31, 2014 and June 30, 2014, respectively, were pledged as collateral to secure various public deposits.
The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014 and June 30, 2014 were as follows:

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$15,583	$(11)	$-	$-	$15,583	$(11)
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	30,328	(122)	8,185	(103)	38,513	(225)
Municipal Bonds	2,839	(10)	-	-	2,839	(10)
Total	$48,750	$(143)	$8,185	$(103)	$56,935	$(246)

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$19,475	$(37)	$-	$-	$19,475	$(37)
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	75,761	(399)	162	(13)	75,923	(412)
Municipal Bonds	6,668	(13)	-	-	6,668	(13)
Total	$101,904	$(449)	$162	$(13)	$102,066	$(462)

The total number of securities with unrealized losses at December 31, 2014, and June 30, 2014 were 81 and 159, respectively.  Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the three and six months ended December 31, 2014 or the year ended June 30, 2014.
As a requirement for membership, the Bank invests in stock of the FHLB of Atlanta and the Federal Reserve Bank. No ready market exists for this stock and the carrying value approximates its fair value based on the redemption provisions of the FHLB of Atlanta and the Federal Reserve Bank.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

5.	Loans

Loans consist of the following at the dates indicated:

	December 31,	June 30,
	2014	2014
Retail consumer loans:
One-to-four family	$647,806	$660,200
Home equity lines of credit	201,712	148,379
Construction and land/lots	54,382	59,249
Indirect auto finance	21,669	8,833
Consumer	4,758	6,331
Total retail consumer loans	930,327	882,992
Commercial loans:
Commercial real estate	454,899	377,769
Construction and development	64,610	56,457
Commercial and industrial	92,267	74,435
Municipal leases	108,525	106,215
Total commercial loans	720,301	614,876
Total loans	1,650,628	1,497,868
Deferred loan fees, net	(642)	(1,340)
Total loans, net of deferred loan fees and discount	1,649,986	1,496,528
Allowance for loan and lease losses	(23,356)	(23,429)
Loans, net	$1,626,630	$1,473,099

All the qualifying first mortgage loans, home equity lines of credit, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company's total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follow:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
December 31, 2014
Retail consumer loans:
One-to-four family	$591,147	$14,542	$29,763	$2,958	$28	$638,438
Home equity lines of credit	195,438	758	4,583	424	92	201,295
Construction and land/lots	50,362	951	2,050	137	-	53,500
Indirect auto finance	21,622	47	-	-	-	21,669
Consumer	3,976	78	644	10	36	4,744
Commercial loans:
Commercial real estate	367,531	20,096	19,794	1,369	1	408,791
Construction and development	47,858	2,482	7,339	-	1	57,680
Commercial and industrial	82,352	1,428	1,599	-	3	85,382
Municipal leases	106,159	1,789	577	-	-	108,525
Total loans	$1,466,445	$42,171	$66,349	$4,898	$161	$1,580,024

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
June 30, 2014
Retail consumer loans:
One-to-four family	$602,409	$17,639	$28,974	$2,907	$10	$651,939
Home equity lines of credit	141,008	1,605	4,967	420	2	148,002
Construction and land/lots	55,374	1,878	807	113	-	58,172
Indirect auto finance	8,801	32	-	-	-	8,833
Consumer	6,115	62	97	13	3	6,290
Commercial loans:
Commercial real estate	313,437	16,931	19,746	1,944	-	352,058
Construction and development	41,336	2,927	5,972	570	-	50,805
Commercial and industrial	66,481	873	1,723	-	3	69,080
Municipal leases	104,404	1,811	-	-	-	106,215
Total loans	$1,339,365	$43,758	$62,286	$5,967	$18	$1,451,394

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company's total PCI loans by segment, class, and risk grade at the dates indicated follow:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
December 31, 2014
Retail consumer loans:
One-to-four family	$4,777	$996	$3,595	$-	$-	$9,368
Home equity lines of credit	130	-	287	-	-	417
Construction and land/lots	445	-	437	-	-	882
Indirect auto finance	-	-	-	-	-	-
Consumer	14	-	-	-	-	14
Commercial loans:
Commercial real estate	32,422	5,425	8,261	-	-	46,108
Construction and development	1,698	408	4,824	-	-	6,930
Commercial and industrial	5,437	398	1,050	-	-	6,885
Municipal leases	-	-	-	-	-	-
Total loans	$44,923	$7,227	$18,454	$-	$-	$70,604

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
June 30, 2014
Retail consumer loans:
One-to-four family	$4,904	$-	$3,357	$-	$-	$8,261
Home equity lines of credit	7	-	370	-	-	377
Construction and land/lots	791	-	286	-	-	1,077
Indirect auto finance	-	-	-	-	-	-
Consumer	41	-	-	-	-	41
Commercial loans:
Commercial real estate	20,853	-	4,858	-	-	25,711
Construction and development	2,443	2,169	1,040	-	-	5,652
Commercial and industrial	4,647	-	708	-	-	5,355
Municipal leases	-	-	-	-	-	-
Total loans	$33,686	$2,169	$10,619	$-	$-	$46,474

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company's total loans by segment, class, and delinquency status at the dates indicated follows:
	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
December 31, 2014
Retail consumer loans:
One-to-four family	$6,076	$7,516	$13,592	$634,214	$647,806
Home equity lines of credit	660	574	1,234	200,478	201,712
Construction and land/lots	268	554	822	53,560	54,382
Indirect auto finance	39	-	39	21,630	21,669
Consumer	53	29	82	4,676	4,758
Commercial loans:
Commercial real estate	1,533	7,111	8,644	446,255	454,899
Construction and development	3,208	3,341	6,549	58,061	64,610
Commercial and industrial	2,117	981	3,098	89,169	92,267
Municipal leases	274	303	577	107,948	108,525
Total loans	$14,228	$20,409	$34,637	$1,615,991	$1,650,628

The table above includes PCI loans of $4,896 30-89 days past due and $4,939 90 days or more past due as of December 31, 2014.

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2014
Retail consumer loans:
One-to-four family	$4,929	$8,208	$13,137	$647,063	$660,200
Home equity lines of credit	400	939	1,339	147,040	148,379
Construction and land/lots	508	122	630	58,619	59,249
Indirect auto finance	-	-	-	8,833	8,833
Consumer	34	16	50	6,281	6,331
Commercial loans:
Commercial real estate	306	6,729	7,035	370,734	377,769
Construction and development	1,165	3,789	4,954	51,503	56,457
Commercial and industrial	183	576	759	73,676	74,435
Municipal leases	-	-	-	106,215	106,215
Total loans	$7,525	$20,379	$27,904	$1,469,964	$1,497,868

The table above includes PCI loans of $1,817 30-89 days past due and $4,189 90 days or more past due as of June 30, 2014.

The Company's recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	December 31, 2014		June 30, 2014
		90 Days + &		90 Days + &
	Nonaccruing	still accruing	Nonaccruing	still accruing
Retail consumer loans:
One-to-four family	$13,802	$-	$14,917	$-
Home equity lines of credit	2,390	-	2,749	-
Construction and land/lots	591	-	443	-
Indirect auto finance	-	-	-	-
Consumer	107	-	27	-
Commercial loans:
Commercial real estate	10,046	-	12,953	-
Construction and development	4,947	-	5,697	-
Commercial and industrial	1,204	-	1,134	-
Municipal leases	578	-	-	-
Total loans	$33,665	$-	$37,920	$-

PCI loans totaling $10,233 at December 31, 2014 and $9,220 at June 30, 2014 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Troubled debt restructurings ("TDRs") are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity.  Additionally, all TDRs are considered impaired.

The Company's loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	December 31,	June 30,
	2014	2014

Performing TDRs included in impaired loans	$20,143	$22,179

An analysis of the allowance for loan losses by segment for the periods shown was as follows:

	Three Months Ended December 31, 2014			Three Months Ended December 31, 2013
	Retail			Retail
	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at beginning of period	$14,945	$8,135	$23,080	$19,731	$9,469	$29,200
Provision for (recovery of) loan losses	(254)	254	-	333	(1,033)	(700)
Charge-offs	(577)	(130)	(707)	(2,622)	(113)	(2,735)
Recoveries	489	494	983	775	585	1,360
Balance at end of period	$14,603	$8,753	$23,356	$18,217	$8,908	$27,125

	Six Months Ended December 31, 2014			Six Months Ended December 31, 2013
	Retail			Retail
	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at beginning of period	$15,731	$7,698	$23,429	$21,952	$10,121	$32,073
Provision for (recovery of) loan losses	(928)	678	(250)	(1,276)	(1,724)	(3,000)
Charge-offs	(1,056)	(327)	(1,383)	(3,366)	(297)	(3,663)
Recoveries	856	704	1,560	907	808	1,715
Balance at end of period	$14,603	$8,753	$23,356	$18,217	$8,908	$27,125

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company's ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
		Loans				Loans
		individually	Loans			individually	Loans
		evaluated for	Collectively			evaluated for	Collectively
	PCI	impairment	Evaluated	Total	PCI	impairment	Evaluated	Total
December 31, 2014
Retail consumer loans:
One-to-four family	$-	$492	$8,423	$8,915	$9,368	$22,659	$615,779	$647,806
Home equity	-	244	2,518	2,762	417	2,491	198,804	201,712
Construction and land/lots	-	602	1,907	2,509	882	2,157	51,343	54,382
Indirect auto finance	-	-	288	288	-	-	21,669	21,669
Consumer	-	36	93	129	14	29	4,715	4,758
Commercial loans:
Commercial real estate	-	18	5,694	5,712	46,108	14,837	393,954	454,899
Construction and development	-	55	1,562	1,617	6,930	4,678	53,002	64,610
Commercial and industrial	-	3	724	727	6,885	2,125	83,257	92,267
Municipal leases	-	-	697	697	-	303	108,222	108,525
Total	$-	$1,450	$21,906	$23,356	$70,604	$49,279	$1,530,745	$1,650,628

June 30, 2014
Retail consumer loans:
One-to-four family	$-	$493	$10,034	$10,527	$8,261	$23,929	$628,010	$660,200
Home equity	-	134	2,353	2,487	377	3,014	144,988	148,379
Construction and land/lots	-	379	2,041	2,420	1,077	1,735	56,437	59,249
Indirect auto finance	-	-	113	113	-	-	8,833	8,833
Consumer	-	3	181	184	41	10	6,280	6,331
Commercial loans:
Commercial real estate	-	26	5,413	5,439	25,711	13,784	338,274	377,769
Construction and development	-	26	1,215	1,241	5,652	5,571	45,234	56,457
Commercial and industrial	-	3	246	249	5,355	2,378	66,702	74,435
Municipal leases	-	-	769	769	-	-	106,215	106,215
Total	$-	$1,064	$22,365	$23,429	$46,474	$50,421	$1,400,973	$1,497,868

In December 2014, the Company purchased $40,914 of home equity lines of credit from a third party.  The credit risk characteristics are different for these loans since they were not originated by the Company and the collateral is located outside the Company's market area, primarily in several western states. These loans were originated in 2014, have an average FICO score of 757 and loan to values of less than 90%.  The Company established an allowance for loan losses based on the historical losses in the states where these loans were originated. The Company will monitor the performance of these loans and adjust the allowance for loan losses as necessary.

The allowance for loan losses excludes loans acquired from BankGreenville, Jefferson, and Bank of Commerce as the loans acquired from these acquisitions are excluded from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations. The Company recorded these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these acquired loans unless the credit quality deteriorates further subsequent to the acquisition.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company's impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
		Recorded	Recorded
		Investment	Investment
	Unpaid	With a	With No		Related
	Principal	Recorded	Recorded		Recorded
	Balance	Allowance	Allowance	Total	Allowance
December 31, 2014
Retail consumer loans:
One-to-four family	$32,145	$13,029	$15,872	$28,901	$578
Home equity lines of credit	5,757	2,982	1,160	4,142	182
Construction and land/lots	3,679	1,696	325	2,021	606
Indirect auto finance	31	-	-	-	-
Consumer	1,449	52	29	81	4
Commercial loans:
Commercial real estate	17,068	1,984	11,840	13,824	44
Construction and development	8,021	2,050	3,168	5,218	84
Commercial and industrial	2,789	389	1,777	2,166	6
Municipal leases	578	274	304	578	1
Total impaired loans	$71,517	$22,456	$34,475	$56,931	$1,505

June 30, 2014
Retail consumer loans:
One-to-four family	$34,243	$12,946	$18,047	$30,993	$618
Home equity lines of credit	6,161	2,110	2,299	4,409	160
Construction and land/lots	3,287	1,053	793	1,846	383
Indirect auto finance	-	-	-	-	-
Consumer	364	16	11	27	3
Commercial loans:
Commercial real estate	18,558	1,714	13,082	14,796	59
Construction and development	9,091	928	4,930	5,858	48
Commercial and industrial	2,987	313	2,030	2,343	7
Municipal leases	-	-	-	-	-
Total impaired loans	$74,691	$19,080	$41,192	$60,272	$1,278

Impaired loans above excludes $10,233 at December 31, 2014 and $9,220 at June 30, 2014 in PCI loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.

The table above includes $7,652 and $12,406, of impaired loans that were not individually evaluated at December 31, 2014 and June 30, 2014, respectively, because these loans did not meet the Company's threshold for individual impairment evaluation.  The recorded allowance above includes $55 and $427 related to these loans that were not individually evaluated at December 31, 2014 and June 30, 2014, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The Company's average recorded investment in loans individually evaluated for impairment and interest income recognized on impaired loans for the three and six months ended December 31, 2014 and 2013 was as follows:

	Three Months Ended
	December 31, 2014		December 31, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Retail consumer loans:
One-to-four family	$30,295	$389	$41,383	$538
Home equity lines of credit	4,405	58	5,721	66
Construction and land/lots	2,186	34	2,044	50
Indirect auto finance	-	-	-	-
Consumer	58	5	45	2
Commercial loans:
Commercial real estate	16,144	113	25,013	214
Construction and development	5,646	29	8,233	49
Commercial and industrial	2,615	23	2,682	47
Municipal leases	441	20	-	-
Total loans	$61,790	$671	$85,120	$966

	Six Months Ended
	December 31, 2014		December 31, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Retail consumer loans:
One-to-four family	$33,445	$826	$44,257	$966
Home equity lines of credit	5,001	126	6,052	153
Construction and land/lots	2,084	82	2,307	93
Indirect auto finance	-	-	-	-
Consumer	41	10	53	3
Commercial loans:
Commercial real estate	18,698	251	25,969	386
Construction and development	6,200	64	10,033	92
Commercial and industrial	2,710	52	2,808	90
Municipal leases	176	20	-	-
Total loans	$68,355	$1,431	$91,479	$1,783

A summary of changes in the accretable yield for PCI loans for the three and six months ended December 31, 2014 and 2013 was as follows:

	Three Months Ended
	December 31,	December 31,
	2014	2013
Accretable yield, beginning of period	$12,535	$1,735
Interest income	(2,200)	(125)
Accretable yield, end of period	$10,335	$1,610

	Six Months Ended
	December 31,	December 31,
	2014	2013
Accretable yield, beginning of period	$6,151	$-
Addition from the BankGreenville acquisition	-	1,835
Addition from the Bank of Commerce acquisition	7,315	-
Interest income	(3,131)	(225)
Accretable yield, end of period	$10,335	$1,610

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The following table presents the purchased performing loans receivable for Bank of Commerce at July 31, 2014 (the acquisition date):
July 31,
2014

Contractually required principal payments receivable	$47,291
Adjustment for credit, interest rate, and liquidity	1,159
Balance of purchased loans receivable	$46,132

The following table presents the PCI loans for Bank of Commerce at July 31, 2014 (the acquisition date):
July 31,
2014

Contractually required principal and interest payments receivable	$49,870
Amounts not expected to be collected – nonaccretable difference	2,300
Estimated payments expected to be received	47,570
Accretable yield	7,315
Fair value of PCI loans	$40,255

For the three and six months ended December 31, 2014 and 2013, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended			Three Months Ended
	December 31, 2014			December 31, 2013
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	1	$61	$61	1	$128	$128
Home equity lines of credit	-	-	-	2	346	345
Construction and land/lots	1	110	109	-	-	-
Total	2	$171	$170	3	$474	$473

Extended term:
Retail consumer:
One-to-four family	-	$-	$-	1	$2	$2
Home equity lines of credit	2	44	44	-	-	-
Consumer	2	10	9	-	-	-
Total	4	$54	$53	1	$2	$2

Other TDRs:
Retail consumer:
One-to-four family	6	$280	$251	3	$203	$202
Home equity lines of credit	-	-	-	1	4	4
Total	6	$280	$251	4	$207	$206

Total	12	$505	$474	8	$683	$681

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

	Six Months Ended			Six Months Ended
	December 31, 2014			December 31, 2013
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	1	$61	$61	3	$146	$144
Home equity lines of credit	-	-	-	2	346	345
Construction and land/lots	1	110	109	-	-	-
Total	2	$171	$170	5	$492	$489

Extended term:
Retail consumer:
One-to-four family	1	$146	$147	1	$2	$2
Home equity lines of credit	3	91	89	-	-	-
Consumer	2	10	9	-	-	-
Total	6	$247	$245	1	$2	$2

Other TDRs:
Retail consumer:
One-to-four family	10	$585	$571	6	$392	$396
Home equity lines of credit	1	100	99	2	42	4
Construction and land/lots	1	106	104	1	135	133
Total	12	$791	$774	9	$569	$533

Total	20	$1,209	$1,189	15	$1,063	$1,024

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and six months ended December 31, 2014 and 2013:

	Three Months Ended		Three Months Ended
	December 31, 2014		December 31, 2013
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Below market interest rate:
Retail consumer:
One-to-four family	-	$-	4	$2,374
Total	-	$-	4	$2,374

Extended payment terms:	-	$-	-	$-
Total	-	$-	-	$-

Other TDRs:
Retail consumer:
One-to-four family	3	$90	16	$1,185
Home equity lines of credit	-	-	7	77
Construction and land/lots	-	-	5	176
Total	3	$90	28	$1,438

Total	3	$90	32	$3,812

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

	Six Months Ended		Six Months Ended
	December 31, 2014		December 31, 2013
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Below market interest rate:
Retail consumer:
One-to-four family	-	$-	4	$2,374
Total	-	$-	4	$2,374

Extended payment terms:	-	$-	-	$-
Total	-	$-	-	$-

Other TDRs:
Retail consumer:
One-to-four family	7	$400	17	$1,187
Home equity lines of credit	-	-	7	77
Construction and land/lots	-	-	5	176
Total	7	$400	29	$1,440

Total	7	$400	33	$3,814

Other TDRs include TDRs that have a below market interest rate and extended payment terms.  The Company does not typically forgive principal when restructuring troubled debt.

In the determination of the allowance for loan losses, management considers TDRs for all loan classes, and the subsequent nonperformance in accordance with their modified terms, by measuring impairment on a loan-by-loan basis based on either the value of the loan's expected future cash flows discounted at the loan's original effective interest rate or on the collateral value, net of the estimated costs of disposal, if the loan is collateral dependent.

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
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock (in thousands, except share and per share data):
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Numerator:
Net income available to common stockholders	$2,049	$2,876	$4,305	$6,203
Denominator:
Weighted-average common shares outstanding - basic	19,145,084	18,572,448	19,161,846	18,930,301
Effect of dilutive shares	90,757	108,015	77,693	98,808
Weighted-average common shares outstanding - diluted	19,235,841	18,680,463	19,239,539	19,029,109
Net income per share - basic	$0.10	$0.15	$0.22	$0.32
Net income per share - diluted	$0.10	$0.15	$0.22	$0.32

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

There were 1,493,100 and 1,555,500 outstanding stock options that were anti-dilutive for the period ended December 31, 2014 and 2013, respectively.

7.	Equity Incentive Plan
On January 17, 2013, the Company's stockholders approved the 2013 Omnibus Incentive Plan, which provides for awards of restricted stock, restricted stock units, stock options, stock appreciation rights and cash awards to directors, emeritus directors, officers, employees and advisory directors. The cost of equity-based awards under the 2013 Omnibus Incentive Plan generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the plan is 2,962,400, including 2,116,000 for stock options and stock appreciation rights and 846,400 for awards of restricted stock and restricted stock units.
Shares of common stock issued under the 2013 Omnibus Incentive Plan may be authorized but unissued shares or repurchased shares. During fiscal 2013, the Company had repurchased the 846,400 shares available for awards of restricted stock and restricted stock units under the 2013 Omnibus Incentive Plan on the open market, for $13.3 million, at an average cost of $15.71 per share.
Share based compensation expense related to stock options and restricted stock recognized for the three months ended December 31, 2014 was $674 and $668, respectively, before the tax related benefit of $229 and $247, respectively. Share based compensation expense related to stock options and restricted stock recognized for the six months ended December 31, 2013 was $1,427 and $1,336, respectively, before the tax related benefit of $485 and $454, respectively..

The table below presents stock option activity for the six months ended December 31, 2014 and 2013:
		Weighted-	Remaining
		average	contractual	Aggregate
		exercise	life	Intrinsic
	Options	price	(years)	Value
Options outstanding at June 30, 2013	1,557,000	$14.37	9.6	$4,033
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	1,500	14.37	-	-
Expired	-	-	-	-
Options outstanding at December 31, 2013	1,555,500	$14.37	9.0	$2,522

Options outstanding at June 30, 2014	1,513,500	$14.40	8.6	$2,077
Granted	-	-	-	-
Exercised	18,000	14.37	-	-
Forfeited	2,400	14.37	-	-
Expired	-	-	-	-
Options outstanding at December 31, 2014	1,493,100	$14.40	8.1	$3,375

Exercisable at December 31, 2014	272,175	$14.37	8.1

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of each option granted in 2014 and 2013 was $5.26 and $4.50, respectively. No options have been granted in fiscal year 2015.  Assumptions used for grants were as follows:

Assumptions in Estimating Option Values
	2014	2013
Weighted-average volatility	28.19%	28.19%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.04%	1.28%
Expected life (years)	6.5	6.6

At December 31, 2014, the Company had $4.4 million of unrecognized compensation expense related to 1,493,100 stock options scheduled to vest over five- and seven-year vesting periods.  The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.8 years at December 31, 2014. At December 31, 2013, the Company had $5.8 million of unrecognized compensation expense related to 1,555,500 stock options scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 4.3 years at December 31, 2013. No options were vested or exercisable as of December 31, 2013.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

The table below presents restricted stock award activity for the six months ended December 31, 2014 and 2013:

		Weighted-	Aggregate
	Restricted	average grant	Intrinsic
	stock awards	date fair value	Value
Non-vested at June 30, 2013	511,300	$14.37	$8,672
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested at December 31, 2013	511,300	$14.37	$8,176

Non-vested at June 30, 2014	403,965	$14.39	$6,371
Granted	-	-	-
Vested	-	-	-
Forfeited	800	-	-
Non-vested at December 31, 2014	403,165	$14.40	$6,717

At December 31, 2014, unrecognized compensation expense was $4.7 million related to 403,165 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.8 years at December 31, 2014. At December 31, 2013, unrecognized compensation expense was $6.1 million related to 511,300 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 4.3 years at December 31, 2013.

8.	Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements.  At December 31, 2014 and June 30, 2014, respectively, loan commitments (excluding $45,511 and $27,086 of undisbursed portions of construction loans) totaled $36,234 and $28,360 of which $12,041 and $3,620 were variable rate commitments and $24,193 and $24,740 were fixed rate commitments.  The fixed rate loans had interest rates ranging from 1.49% to 7.00% at December 31, 2014 and 1.85% to 10.51% at June 30, 2014, and terms ranging from 1 to 30 years.  Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $215,612 and $167,630 at December 31, 2014 and June 30, 2014, respectively.  These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers.  The Company has freestanding derivative instruments consisting of commitments to originate fixed rate conforming loans and commitments to sell fixed rate conforming loans.  The fair value of these commitments was not material at December 31, 2014 or June 30, 2014.
The Company grants construction and permanent loans collateralized primarily by residential and commercial real estate to customers throughout its primary market area.  In addition, the Company grants municipal leases to customers throughout North and South Carolina.  The Company's loan portfolio can be affected by the general economic conditions within these market areas.  Management believes that the Company has no concentration of credit in the loan portfolio.
Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System.  The daily average calculated cash reserve required as of December 31, 2014 and June 30, 2014 was $2,480, and $8,087, respectively, which was satisfied by vault cash and balances held at the Federal Reserve.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so.  The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary.  Total commitments under standby letters of credit as of December 31, 2014 and June 30, 2014 were $2,481 and $483.  There was no liability recorded for these letters of credit at December 31, 2014 or June 30, 2014, respectively.
Litigation – The Company is involved in several litigation matters in the ordinary course of business. One matter, originally filed in March 2012, involves claims of $12.5 million in compensatory damages and a request for additional punitive treble damages resulting from the purported failure of the Company and a third party brokerage firm to discover a Ponzi scheme conducted by a customer holding accounts at each entity. The Company believes that the lawsuit is without merit and intends to defend itself vigorously. Management, after review with its legal counsel, is of the opinion that this litigation should not have a material effect on the Company's financial position or results of operations, although new developments could result

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

in management modifying its assessment. There can be no assurance that the Company will successfully defend or resolve this litigation matter.

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

At December 31, 2014 and June 30, 2014, most of the total impaired loans were evaluated based on the fair value of the collateral.  For these collateral dependent impaired loans, the Company obtains updated appraisals at least annually.  These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary.  As part of the quarterly review of impaired loans, the Company reviews these appraisals to determine if any additional discounts to the fair value are necessary.  If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals.  Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification in the fair value hierarchy.  The Company records all impaired loans with an allowance as nonrecurring Level 3.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Loans Held for Sale
Loans held for sale are adjusted to lower of cost or fair value.  Fair value is based upon investor pricing. The Company considers all loans held for sale carried at fair value as nonrecurring Level 3.

Real Estate Owned
REO is considered held for sale and is adjusted to fair value less estimated selling costs upon transfer of the loan to foreclosed assets.  Fair value is based upon independent market prices, appraised value of the collateral or management's estimation of the value of the collateral.  The Company considers all REO carried at fair value as nonrecurring Level 3.

The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	December 31, 2014
Description	Total	Level 1	Level 2	Level 3
U.S government agencies	$55,559	$-	$55,559	$-
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	119,271	-	119,271	-
Municipal Bonds	16,233	-	16,233	-
Corporate Bonds	4,017	-	3,017	1,000
Equity Securities	63	-	63	-
Total	$195,143	$-	$194,143	$1,000

	June 30, 2014
Description	Total	Level 1	Level 2	Level 3
U.S government agencies	$38,093	$-	$38,093	$-
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	111,411	-	111,411	-
Municipal Bonds	16,220	-	16,220	-
Corporate Bonds	3,025	-	3,025	-
Total	$168,749	$-	$168,749	$-

The following table presents financial assets measured at fair value on a non-recurring basis during the periods indicated:
	Six Months Ended December 31, 2014
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$4,983	$-	$-	$4,983
REO	881	-	-	881
Total	$5,864	$-	$-	$5,864

	Year Ended June 30, 2014
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$3,686	$-	$-	$3,686
REO	9,185	-	-	9,185
Total	$12,871	$-	$-	$12,871

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Quantitative information about Level 3 fair value measurements during the period ended December 31, 2014 is shown in the table below:

	Fair Value at
	December 31,	Valuation	Unobservable		Weighted
	2014	Techniques	Input	Range	Average
Nonrecurring measurements:
Impaired loans, net	$4,983	Discounted appraisals	Collateral discounts	3% - 53%	18%
REO	$881	Discounted appraisals	Collateral discounts	10% - 24%	15%

The stated carrying value and estimated fair value amounts of financial instruments as of December 31, 2014 and June 30, 2014, are summarized below:

	December 31, 2014
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$360,220	$360,220	$360,220	$-	$-
Certificates of deposit in other banks	196,575	196,575	-	196,575	-
Securities available for sale	195,143	195,143	-	194,143	1,000
Other investments	18,968	18,968	18,968
Loans held for sale	1,478	1,502	-	-	1,502
Loans, net	1,626,630	1,527,222	-	-	1,527,222
Accrued interest receivable	7,133	7,133	-	957	6,175
Non-interest-bearing and NOW deposits	580,884	580,884	-	580,884	-
Money market accounts	485,418	485,418	-	485,418	-
Savings accounts	221,671	221,671	-	221,671	-
Certificates of deposit	650,348	649,997	-	649,997	-
Other borrowings	250,000	250,000	-	250,000	-
Accrued interest payable	146	146	-	146	-

	June 30, 2014
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$45,830	$45,830	$45,830	$-	$-
Certificates of deposit in other banks	163,780	163,780	-	163,780	-
Securities available for sale	168,749	168,749	-	168,749	-
Other investments	3,697	3,697	3,697
Loans held for sale	2,537	2,578	-	-	2,578
Loans, net	1,473,099	1,381,438	-	-	1,381,438
Accrued interest receivable	6,787	6,787	-	736	6,051
Non-interest-bearing and NOW deposits	418,671	418,671	-	418,671	-
Money market accounts	354,247	354,247	-	354,247	-
Savings accounts	175,974	175,974	-	175,974	-
Certificates of deposit	634,154	620,196	-	620,196	-
Other borrowings	50,000	50,000	-	50,000	-
Accrued interest payable	244	244	-	244	-

The Company had off-balance sheet financial commitments, which include approximately $297,357 and $223,076 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at December 31, 2014 and June 30, 2014 (see Note 8).  Since these commitments are based on current rates, the carrying amount approximates the fair value.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

Loans held for sale - The fair value of loans held for sale is determined by outstanding commitments from investors on a "best efforts" basis or current investor yield requirements, calculated on the aggregate loan basis.
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
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of December 31, 2014 and June 30, 2014.  The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
Other borrowings – The fair value of advances from the FHLB is estimated based on current rates for borrowings with similar terms.
Accrued interest receivable and payable – The stated amounts of accrued interest receivable and payable approximate the fair value.
Limitations – Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.
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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:  expected cost savings, synergies and other financial benefits from our recent acquisitions might not be realized within the expected time frames or at all, and costs or difficulties relating to integration matters might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Office of the Comptroller of the Currency ("OCC") or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; increases in premiums for deposit insurance; management's assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"); changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including our 2014 Form 10-K.
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
As used throughout this report, the terms "we", "our", "us", "HomeTrust Bancshares" or the "Company" refer to HomeTrust Bancshares, Inc. and its consolidated subsidiaries, including HomeTrust Bank, National Association (the "Bank") unless the context indicates otherwise.
Overview
HomeTrust Bancshares, Inc., a Maryland corporation, was organized in July 2012 for the purpose of becoming the holding company of HomeTrust Bank, upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion").  The Conversion was completed on July 10, 2012.  On August 25, 2014, the Bank converted from a federal savings bank charter to a national bank charter and the Company is now a bank holding company. HomeTrust Bancshares, Inc. is regulated by the Federal Reserve Board ("FRB").  The Company has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiary.
The Bank, founded in 1926, is a national bank headquartered in Asheville, North Carolina.  The Bank is regulated by the OCC, its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits.  The Bank's deposits are federally insured up to applicable limits by the FDIC.
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
In spite of persistently weak economic conditions and exceptionally low interest rates which have created an unusually challenging banking environment for an extended period, the Company experienced marked improvement in profitability in fiscal years 2013 and 2014 as real estate values modestly improved along with general economic conditions resulting in materially lower loan charge-offs and write-downs of real estate owned ("REO") as compared to prior periods. As a result, during the quarter ended December 31, 2014 we recorded no provision for loan losses and during the quarter ended December 31, 2013 we recorded a $700,000 recovery for loan losses primarily due to lower net loan charge-offs and improved asset quality. For the quarter ended December 31, 2014, the Company had net income of $2.0 million, or $0.10 per diluted share, as compared to net income of $2.9 million, or $0.15 per diluted share, for the three months ended December 31, 2013. Although there continue to be indications that economic conditions in our market areas are improving from the recessionary downturn, the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging going forward. However, over the past two years we have significantly added to our customer base, as well as substantially improved our risk profile by aggressively managing and reducing our problem assets, which has resulted in lower credit costs, and which we believe has positioned the Company well to meet this challenging environment with continued success.
We intend to expand through organic growth and through the acquisition of other community financial institutions and/or bank branches. Our goal is to continue to enhance our franchise value and earnings through strategic, planned growth in our banking operations, while maintaining the community-focused, relationship style of exceptional customer service that has differentiated our brand and characterized our success to date. As part of this strategy, on July 31, 2013, we completed our first acquisition as a public company, by acquiring BankGreenville Financial Corporation ("BankGreenville") with one office in Greenville, South Carolina. BankGreenville reported total assets of $105.1 million, total deposits of $90.0 million, and stockholders' equity of $9.6 million at June 30, 2013. On May 31, 2014, we completed our acquisition of Jefferson Bancshares, Inc. ("Jefferson"), the holding company for Jefferson Federal Bank. Jefferson had twelve offices located across East Tennessee and reported total assets of $506.8 million, total deposits of $384.0 million, and stockholders' equity of $54.4 million at March

31, 2014. On July 31, 2014, we completed our acquisition of Bank of Commerce with one office in midtown Charlotte, North Carolina. As of June 30, 2014, Bank of Commerce had total assets of $123.0 million, total deposits of $92.8 million, and stockholders' equity of $12.5 million. On July 21, 2014, the Bank opened a commercial loan production office in downtown Roanoke, Virginia. Additionally, on November 12, 2014, the Bank opened a commercial loan production office in Raleigh, North Carolina. On November 14, 2014, we completed our acquisition of ten branch banking operations in Virginia and North Carolina from Bank of America Corporation (the "Branch Acquisition") with six of the branches located in Roanoke Valley, two in Danville, one in Martinsville, Virginia, and one in Eden, North Carolina.  We purchased total loans of $1.0 million, premises and equipment of $9.0 million, and total deposits of $329.2 million in this branch acquisition.
At December 31, 2014, we had 45 locations in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, and Charlotte), South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and Virginia (including Danville, Martinsville, and the "Roanoke Valley" region) and our commercial loan production offices in Roanoke, Virginia and Raleigh, North Carolina.
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
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an "emerging growth company" we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period, although we have not done so to date. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards or disclosures.
Recent Accounting Pronouncements. Refer to Note 2 of our consolidated financial statements for a description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.
Comparison of Financial Condition at December 31, 2014 and June 30, 2014
Assets.  Total assets increased $565.9 million, or 27.3%, to $2.64 billion at December 31, 2014 from $2.07 billion at June 30, 2014. This increase was largely due to the Branch Acquisition and Bank of Commerce acquisition this fiscal year. The Company recorded $4.0 million of goodwill and $640,000 of core deposit intangibles in connection with the Bank of Commerce acquisition and $7.9 million of core deposit intangibles in connection with the Branch Acquisition. Nonperforming assets decreased to $44.3 million, or 1.68% of total assets, at December 31, 2014, compared to $53.6 million, or 2.59% of total assets, at June 30, 2014. The decrease in nonperforming assets was primarily due to loans returning to performing status as payment history and the borrower's financial status improved. Nonperforming assets included $33.7 million in nonaccruing loans and $10.6 million in REO at December 31, 2014, compared to nonaccruing loans and REO of $37.9 million and $15.7 million at June 30, 2014, respectively. At December 31, 2014, $15.6 million, or 46.4%, of nonaccruing loans were current on their required loan payments. Purchased credit-impaired ("PCI") loans totaling $10.2 million at December 31, 2014 and $9.2 million at June 30, 2014 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.

Cash and cash equivalents.  Total cash and cash equivalents increased $314.4 million, or 686.0%, to $360.2 million at December 31, 2014 from $45.8 million at June 30, 2014. The increase was primarily due to funds received from the Branch Acquisition. At December 31, 2014, certificates of deposits in other banks totaled $196.6 million compared to $163.8 million at June 30, 2014. All of the certificates of deposit in other banks are fully insured under the FDIC.

Investments.  Securities available for sale increased $26.4 million, or 15.6%, to $195.1 million at December 31, 2014 from $168.7 million at June 30, 2014 primarily as a result of the acquisition of Bank of Commerce.  During the six months ended December 31, 2014 $44.9 million of securities available for sale were purchased, $21.4 million matured, $10.4 million in proceeds from sales were received and $11.9 million of principal payments were received. The securities purchased and acquired during the period were primarily short- to intermediate-term U.S. government agency notes and mortgage-backed securities and, to a lesser extent, intermediate-term taxable municipal securities. Other investments increased $15.3 million primarily due to the purchase of $6.2 million of Federal Reserve Bank stock in conjunction with the Bank's conversion to a national bank and $9.1 million in additional Federal Home Loan Bank ("FHLB") stock. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We do not believe that there are any other-than-temporary impairments at December 31, 2014; therefore, no impairment losses have been recorded during the first six months of fiscal 2015.

Loans.  Net loans receivable increased $153.5 million, or 10.4%, at December 31, 2014 to $1.63 billion from $1.47 billion at June 30, 2014 primarily due to $86.2 million in loans acquired from Bank of Commerce, $40.9 million in home equity lines of credit purchased in December 2014, and $26.4 million in net organic loan growth. Since June 30, 2014, commercial real estate loans increased $77.1 million and commercial and industrial loans increased $17.8 million largely due to the Bank of Commerce acquisition. Total loan originations increased $94.5 million, or 63.2%, to $244.0 million during the six months ended December 31, 2014 compared to $149.5 million during the six months ended December 31, 2013.

Allowance for loan losses.  The allowance for loan losses was $23.4 million, or 1.41% of total loans, at December 31, 2014 compared to $23.4 million, or 1.56% of total loans, at June 30, 2014. The allowance for loan losses was 1.79% of total loans at December 31, 2014, excluding loans acquired from BankGreenville, Jefferson, and Bank of Commerce as the loans acquired from these acquisitions are excluded from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations. The Company recorded these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these acquired loans unless the credit quality deteriorates further subsequent to the acquisition. The Company recorded a net loan recovery of $176,000 for the six months ended December 31, 2014 as compared to a $1.9 million net charge-off for the same period last year. Net loan charge-offs as a percentage of average loans also decreased significantly to (0.02%) for the six months ended December 31, 2014 from 0.33% for the six months ended December 31, 2013. Nonaccruing loans decreased 11.1% to $33.7 million at December 31, 2014 from $37.9 million at June 30, 2014. Nonaccruing loans to total loans decreased to 2.04% at December 31, 2014 from 2.53% at June 30, 2014. At December 31, 2014, $15.6 million, or 46.4%, of total nonaccruing loans were current on their loan payments. The allowance as a percentage of nonaccruing loans increased from 61.79% at June 30, 2014 to 69.38% at December 31, 2014.

The ratio of classified assets to total assets was 3.62% at December 31, 2014 compared to 4.56% at June 30, 2014. Classified assets were $95.5 million at December 31, 2014 compared to $94.7 million at June 30, 2014.

Real estate owned. REO decreased $5.1 million, to $10.6 million at December 31, 2014 primarily due to the sale of $6.6 million in REO during the period partially offset by $224,000 in REO acquired in the Bank of Commerce acquisition and $1.4 million in other foreclosures. The total balance of REO at December 31, 2014 included $5.6 million in land, construction and development projects (both residential and commercial), $1.3 million in commercial real estate and $3.7 million in single-family homes.

Deposits.  Deposits increased $355.3 million, or 22.4%, from $1.58 billion at June 30, 2014 to $1.94 billion at December 31, 2014. This increase was primarily due to the Branch Acquisition and Bank of Commerce which increased total deposits by $422.6 million partially offset by a $67.3 million decrease in existing deposits. The Company recorded $640,000 of core deposit intangibles in connection with the Bank of Commerce acquisition and $7.9 million of core deposit intangibles in connection with the Branch Acquisition. Certificates of deposit increased $16.2 million during the period primarily as a result of Bank of Commerce and the Branch Acquisition.

Borrowings.  Other borrowings increased to $250.0 million at December 31, 2014 from $50.0 million at June 30, 2014 primarily as a result of a $200.0 million increase in FHLB advances. All FHLB advances have maturities of less than 90 days with a weighted average interest rate of 0.21% at December 31, 2014.

Equity.  Stockholders' equity at December 31, 2014 increased to $380.9 million from $377.2 million at June 30, 2014. The increase in stockholders' equity primarily reflected a $4.3 million increase in retained earnings as a result of the net income from the first six months of fiscal 2015 partially offset by the repurchase of 198,503 shares of common stock at an average cost of $15.52 per share, or approximately $3.1 million in total.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities.  All average balances are daily average balances.  Nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended December 31,
	2014			2013
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid(2)	Rate(2)	Outstanding	Paid(2)	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$1,613,457	$20,499	5.08%	$1,191,755	$15,127	5.08%
Deposits in other financial
institutions	385,661	590	0.61%	189,394	426	0.90%
Investment securities	181,450	884	1.95%	78,053	295	1.51%
Other	51,925	262	2.02%	46,404	173	1.49%
Total interest-earning assets	2,232,493	22,235	3.98%	1,505,606	16,021	4.26%

Interest-bearing liabilities:
Interest-bearing checking accounts	341,217	116	0.14%	212,244	54	0.10%
Money market accounts	447,718	273	0.24%	307,984	200	0.26%
Savings accounts	208,725	77	0.15%	84,069	36	0.17%
Certificate accounts	633,952	798	0.67%	549,362	1,092	0.79%
Borrowings	204,076	105	0.20%	2,225	1	0.18%
Total interest-bearing liabilities	1,835,688	1,369	0.30%	1,155,884	1,383	0.48%

Net earning assets	$396,805			$349,722

Average interest-earning assets to
average interest-bearing liabilities	121.62%			130.26%

Tax-equivalent:
Net interest income		$20,866			$14,638
Interest rate spread			3.69%			3.78%
Net interest margin(3)			3.74%			3.89%

Non-tax-equivalent:
Net interest income		$20,190			$13,883
Interest rate spread			3.56%			3.58%
Net interest margin(3)			3.62%			3.69%

___________________
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2)  Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $676,000 and $755,000 for the three months ended December 31, 2014 and 2013, respectively, calculated based on a federal tax rate of 34%.
(3)  Net interest income divided by average interest-earning assets.

	For the Six Months Ended December 31,
	2014			2013
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid(2)	Rate(2)	Outstanding	Paid(2)	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$1,590,932	$39,736	5.00%	$1,194,874	$29,997	5.02%
Deposits in other financial
institutions	287,228	1,030	0.72%	211,337	869	0.82%
Investment securities	176,043	1,689	1.92%	65,149	506	1.55%
Other	29,250	325	2.22%	34,422	280	1.63%
Total interest-earning assets	2,083,453	42,780	4.11%	1,505,782	31,652	4.20%

Interest-bearing liabilities:
Interest-bearing checking accounts	315,874	187	0.12%	212,259	163	0.15%
Money market accounts	418,697	525	0.25%	300,236	406	0.27%
Savings accounts	197,204	155	0.16%	83,378	73	0.17%
Certificate accounts	632,342	1,623	0.51%	554,243	2,283	0.82%
Borrowings	137,905	144	0.21%	2,296	4	0.35%
Total interest-bearing liabilities	1,702,022	2,634	0.31%	1,152,412	2,929	0.50%

Net earning assets	$381,431			$353,370

Average interest-earning assets to
average interest-bearing liabilities	122.41%			130.66%

Tax-equivalent:
Net interest income		$40,146			$28,723
Interest rate spread			3.80%			3.70%
Net interest margin(3)			3.85%			3.82%

Non-tax-equivalent:
Net interest income		$38,790			$27,179
Interest rate spread			3.67%			3.49%
Net interest margin(3)			3.72%			3.61%

__________________
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2)  Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $1.4 million and $1.5 million for the six months ended December 31, 2014 and 2013, respectively, calculated based on a federal tax rate of 34%.
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

	Three Months Ended December 31, 2014
	Compared to
	Three Months Ended December 31, 2013
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)

Interest-earning assets:
Loans receivable	$5,351	$21	$5,372
Deposits in other financial institutions	441	(277)	164
Investment securities	391	198	589
Other	21	68	89

Total interest-earning assets	$6,204	$10	$6,214

Interest-bearing liabilities:
Interest-bearing checking accounts	$33	$29	$62
Money market accounts	91	(18)	73
Savings accounts	53	(12)	41
Certificate accounts	168	(462)	(294)
Borrowings	91	13	104

Total interest-bearing liabilities	$436	$(450)	$(14)

Net increase in tax equivalent interest income...	$5,768	$460	$6,228

	Six Months Ended December 31, 2014
	Compared to
	Six Months Ended December 31, 2013
	Increase/
	(decrease)		Total
	due to		increase/
	Volume	Rate	(decrease)

Interest-earning assets:
Loans receivable	$9,943	$(204)	$9,739
Deposits in other financial institutions	312	(151)	161
Investment securities	861	322	1,183
Other	(42)	87	45

Total interest-earning assets	$11,074	$54	$11,128

Interest-bearing liabilities:
Interest-bearing checking accounts	$80	$(56)	$24
Money market accounts	160	(41)	119
Savings accounts	90	(8)	82
Certificate accounts	322	(982)	(660)
Borrowings	236	(96)	140

Total interest-bearing liabilities	$888	$(1,183)	$(295)

Net increase in tax equivalent interest income...	$10,186	$1,237	$11,423

Comparison of Results of Operation for the Three Months Ended December 31, 2014 and 2013

General.  During the three months ended December 31, 2014, we had net income of $2.0 million compared to $2.9 million for the three months ended December 31, 2013. The decrease in net income for the second quarter of fiscal 2015 was primarily the result of a $2.3 million increase in merger expenses related to the acquisitions of Jefferson, Bank of Commerce and the Branch Acquisition. On a basic and diluted per share basis, the Company earned $0.10 per share in the second quarter of fiscal 2015, compared to $0.15 per share in the second quarter of fiscal 2014.

Net Interest Income. Net interest income was $20.2 million for the three months ended December 31, 2014 compared to $13.9 million for the three months ended December 31, 2013. The $6.3 million, or 45.4%, increase was due to an increase in interest income of $6.3 million driven by the Company's recent acquisitions. The net interest margin (on a fully taxable-equivalent basis) for the three months ended December 31, 2014 decreased 15 basis points over the same period last year to 3.74%, due primarily to funds received from the Branch Acquisition being initially invested at nominal short-term interest rates, payoffs of loans which had a higher yield than the average yield of loans, and adjustable rate loans repricing to lower current market interest rates. The yield on interest-earning assets (on a fully taxable-equivalent basis) for the quarter ended December 31, 2014 decreased 28 basis points to 3.98% while the rate paid on interest-bearing liabilities decreased 18 basis points to 0.30% as compared to the same period last year. Net interest margin is enhanced by the amortization of purchase accounting discounts on purchased loans and certificates of deposit received in the acquisitions of Jefferson, Bank of Commerce and BankGreenville, which is accreted into net interest income. This additional income stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on loan pools purchased and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loans pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter. Excluding the amortization of purchase accounting discounts on loans and certificates of deposit of $1.9 million,  the net interest margin (on a fully taxable-equivalent basis) for the quarter ended December 31, 2014 decreased 39 basis points to 3.41% compared to 3.80% over the same period last year. Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans' contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. As of December 31, 2014, our loans with interest rate floors totaled approximately $577.7 million and had a weighted average floor rate of 4.37% of which $266.6 million, or 46.1%, had yields that would begin floating again once prime rates increase at least 200 basis points.

        Interest Income.  Interest income for the three months ended December 31, 2014 was $21.6 million, compared to $15.3 million for the three months ended December 31, 2013, an increase of $6.3 million, or 41.2%. The increase in interest income occurred primarily as a result of the $421.7 million increase in average loans receivable obtained through the Jefferson and Bank of Commerce acquisitions. Interest income on loans receivable increased by $5.5 million, or 37.9%, to $19.8 million for the three months ended December 31, 2014 from $14.4 million for the three months ended December 31, 2013. The average tax-equivalent yield on loans was 5.08% for the three months ended December 31, 2014 and 2013.

The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $305.2 million, or 97.2%, to $619.0 million for the three months ended December 31, 2014, while the interest and dividend income from those investments increased by $842,000 compared to the prior fiscal year. The increase in average balance was primarily due to the acquisition of investment securities from the Jefferson and Bank of Commerce mergers as well as invested funds acquired from the Branch Acquisition.

         Interest Expense.  Interest expense was $1.4 million for the three months ended December 31, 2014 and 2013, The average cost of interest-bearing liabilities decreased 18 basis points to 0.30% for the three months ended December 31, 2014, from 0.48% for the same period one year earlier while average interest-bearing liabilities increased $679.8 million over the same time period as a result of our recent acquisitions.

Deposit interest expense decreased $118,000, or 8.5%, to $1.3 million for the three months ended December 31, 2014 compared to $1.4 million for the same three month period in the prior fiscal year primarily as a result of a 12 basis point decrease in the average cost of certificates of deposit coupled with an 18 basis point decrease in the overall cost of deposits. Average borrowings increased to $204.1 million for the three months ended December 31, 2014, from $2.2 million for the three months ended December 31, 2013, while the average rate paid on borrowings increased two basis points to 0.20% in the current three month period.

Provision for Loan Losses.  We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect estimated credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current risk factors specifically related to each loan type.

During the three months ended December 31, 2014, there was no provision for loan losses compared to a recovery of $700,000 for the three months ended December 31, 2013. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.

The allowance for loan losses at December 31, 2014 primarily reflected the lingering weakness in the economy in our market areas and continued elevated level of delinquent, nonaccruing and classified loans as compared to historical levels.

Nonaccruing loans decreased to $33.7 million at December 31, 2014 from $37.9 million at June 30, 2014. Delinquent loans (loans delinquent 30 days or more) increased to $34.6 million at December 31, 2014, from $31.5 million at December 31, 2013.

Net loan charge-offs decreased to a recovery of $275,000 for the three months ended December 31, 2014 from a $1.4 million net charge-off for the same period last year. Net charge-offs as a percentage of average loans decreased to (0.07%) for the quarter ended December 31, 2014 from 0.46% for the same period last fiscal year. A comparison of the allowance at December 31, 2014 and 2013 reflects a decrease of $3.8 million to $23.4 million at December 31, 2014, from $27.1 million at December 31, 2013. The allowance as a percentage of total loans decreased to 1.41% at December 31, 2014, compared to 2.32% at December 31, 2013. The allowance for loan losses was 1.79% of total loans at December 31, 2014, excluding loans acquired from BankGreenville, Jefferson, and Bank of Commerce as the loans acquired from these acquisitions are excluded from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations. The Company recorded these loans at fair value, which includes a credit discount; therefore, no allowance for loan losses is established for these acquired loans unless the credit quality deteriorates further subsequent to the acquisition. The allowance as a percentage of nonaccruing loans increased to 69.38% at December 31, 2014, compared to 47.87% at December 31, 2013. At December 31, 2014, $15.6 million, or 46.4%, of total nonaccruing loans were current on their loan payments, of which $6.7 million were TDRs.

As of December 31, 2014, we had identified $56.9 million of impaired loans. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. For more information on these impaired loans, see Note 5 of the Notes to Consolidated Financial Statements under Item 1 of this report.

We believe that the allowance for loan losses as of December 31, 2014 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income.  Noninterest income increased $573,000, or 25.5%, to $2.8 million for the second quarter of fiscal 2015 from $2.2 million for the second quarter of fiscal 2014, primarily due to a $664,000, or 101.5%, increase in service charges on deposit accounts related to the increase in the number of deposit accounts as a result of our recent acquisitions.

Noninterest Expense.  Noninterest expense for the quarter ended December 31, 2014 increased $6.8 million, or 50.9%, to $20.1 million compared to $13.3 million for the quarter ended December 31, 2013. This increase was primarily related to a $2.6 million increase in salaries and employee benefits, a $2.3 million increase in merger-related expenses, and a $719,000 increase in net occupancy expense and a $449,000 increase in the core deposit intangible amortization, all of which were primarily related to our recent acquisitions. These increases in noninterest expense were partially offset by a $610,000 decrease in real estate owned related expenses for the quarter ended December 31, 2014 compared to the same period last year reflecting the reduction in the number of REO properties held by us and improvement in the real estate markets.

Income Taxes.  For the three months ended December 31, 2014, we recorded income tax expense of $825,000, which was an effective tax rate of 28.7%, compared to an expense of $606,000 for the three months ended December 31, 2013. This increase was primarily due to a $289,000 tax benefit in the three months ended December 31, 2013 related to the decrease in our deferred tax valuation allowance related to capital loss carryforwards.

Comparison of Results of Operation for the Six Months Ended December 31, 2014 and 2013

General.  During the six months ended December 31, 2014, we had net income of $4.3 million compared to $6.2 million for the six months ended December 31, 2013. The decrease in net income for the first six months of fiscal 2015 was primarily the result of a $3.5 million increase in merger expenses related to the acquisitions of Jefferson, Bank of Commerce and the Branch Acquisition. On a basic and diluted per share basis, the Company earned $0.22 per share in the first six months of fiscal 2015, compared to $0.32 per share in the first six months of fiscal 2014.

Net Interest Income.  Net interest income was $38.8 million for the six months ended December 31, 2014 compared to $27.2 million for the six months ended December 31, 2013. The $11.6 million, or 42.7%, increase was primarily due to an $11.3 million increase in interest income driven by our recent acquisitions, coupled with a decrease in interest expense of $295,000. The net interest margin (on a fully taxable-equivalent basis) for the six months ended December 31, 2014 increased three basis points over the same period last year to 3.85%. The yield on interest-earning assets (on a fully taxable-equivalent basis) for the six months ended December 31, 2014 decreased nine basis points to 4.11% while the rate paid on interest-bearing liabilities decreased 19 basis points to 0.31% as compared to the same period last year due primarily to funds received from the Branch Acquisition being initially invested at nominal short-term rates. Excluding the amortization of purchase accounting discounts on loans and certificates of deposit of $2.8 million, the net interest margin (on a fully taxable-equivalent basis) for the six months ended December 31, 2014 decreased 15 basis points to 3.59% compared to 3.74% over the same period last year.

Interest Income.  Interest income for the six months ended December 31, 2014 was $41.4 million, compared to $30.1 million for the six months ended December 31, 2013, an increase of $11.3 million, or 37.6%. The increase in interest income occurred primarily as a result of the $396.1 million increase in average loans receivable obtained primarily through the Jefferson and Bank of Commerce acquisitions offsetting a two basis point decline in the average tax-equivalent loan yield. Interest income on loans receivable increased by $9.9 million, or 34.9%, to $38.4 million for the six months ended December 31, 2014 from $28.5 million for the six months ended December 31, 2013. The average tax-equivalent yield on loans was 5.00% for the six months ended December 31, 2014, compared to 5.02% for the same three month period one year earlier. The decrease in average tax-equivalent loan yields reflects the continuing very low level of market interest rates, the maturity or repayment of higher yielding loans, and downward repricing of adjustable rate loans to current market rates.

The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $181.6 million, or 58.4%, to $492.5 million for the six months ended December 31, 2014, while the interest and dividend income from those investments increased by $1.4 million compared to the prior fiscal year. The increase in average balance was primarily due to the acquisition of investment securities from the Jefferson and Bank of Commerce mergers as well as invested funds from the Branch Acquisition.

         Interest Expense.  Interest expense for the six months ended December 31, 2014 was $2.6 million, compared to $2.9 million for the six months ended December 31, 2013, a decrease of $295,000, or 10.1%. The decrease in interest expense occurred as a result of a 19 basis point decrease in the average cost of interest-bearing liabilities to 0.31% for the six months ended December 31, 2014, from 0.50% for the same period one year earlier, despite a $549.6 million increase in average interest-bearing liabilities over the same time period as a result of our recent acquisitions. These decreases reflect lower deposit rates, specifically, the managed decline in certificates of deposit as our pricing decreases were designed to allow higher rate certificates of deposit to run off.

Deposit interest expense decreased $435,000, or 14.9%, to $2.5 million for the six months ended December 31, 2014 compared to $2.9 million for the same six month period in the prior fiscal year primarily as a result of a 31 basis point decrease in the average cost of certificates of deposit coupled with a 18 basis point decrease in the overall cost of deposits. Average borrowings increased to $137.9 million for the six months ended December 31, 2014, from $2.3 million for the six months ended December 31, 2013, while the average rate paid on borrowings decreased to 0.21% in the current six month period. This decrease in the average rate paid on borrowings was primarily a result of the increase in FHLB advances at lower, short-term rates.

Provision for Loan Losses. During the six months ended December 31, 2014, the recovery for loan losses was $250,000, compared to a $3.0 million recovery for loan losses for the six months ended December 31, 2013. The Company's continued reversal of the provision for loan losses was driven by a recovery of net loan charge-offs and improved asset quality. Net loan charge-offs decreased to a recovery of $176,000 for the six months ended December 31, 2014 from a $1.9 million net charge-off for the same period last year. Net charge-offs as a percentage of average loans decreased to (0.02%) for the six months ended December 31, 2014 from 0.33% for the same period last fiscal year.

Noninterest Income.  Noninterest income increased $1.1 million, or 23.7%, to $5.6 million for the six months ended December 31, 2014 from $4.5 million for the second quarter of fiscal 2014, primarily due to a $1.0 million, or 78.5%, increase in service charges on deposit accounts related to our recent acquisitions. Mortgage banking income decreased $226,000 due to a $12.8 million decrease in mortgage loans originated for sale.

Noninterest Expense.  Noninterest expense for the six months ended December 31, 2014 increased $13.4 million, or 53.2%, to $38.6 million compared to $25.2 million for the six months ended December 31, 2013. This increase was primarily related to a $5.2 million increase in salaries and employee benefits, a $3.5 million increase in merger-related expenses, a $1.4 million increase in net occupancy expense and an $834,000 increase in the core deposit intangible amortization all of which were primarily related to our recent acquisitions. These increases in noninterest expense were partially offset by a $473,000 decrease in REO related expenses for the six months ended December 31, 2014 compared to the same period last year reflecting the reduction in the number of REO properties held by us and improvement in the real estate markets.

Income Taxes.  For the six months ended December 31, 2014, we recorded income tax expense of $1.7 million, which was an effective tax rate of 28.2%, compared to an expense of $3.3 million for the six months ended December 31, 2013. This decrease was due to lower income before income taxes, as well as a nonrecurring $962,000 charge incurred in the first quarter of fiscal 2014 related to the decline in value of our deferred tax assets based on decreases in North Carolina's state corporate tax rates. Beginning January 1, 2014, North Carolina's corporate tax rate was reduced from 6.9% to 6.0% and to 5.0% in 2015 with additional reductions to 3.0% in 2017 possible in the event certain state revenue triggers are achieved.

Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business.  We rely on a number of different sources in order to meet our potential liquidity demands.  The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2014, the Bank had an additional borrowing capacity of $77.8 million with the FHLB of Atlanta, a $106.1 million line of credit with the Federal Reserve Bank of Richmond and a $20.0 million line of credit with another unaffiliated bank. At December 31, 2014, we had $250.0 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At December 31, 2014 brokered deposits totaled $14.5 million, or 0.7% of total deposits.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. The Company's primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2014, the Company (on an unconsolidated basis) had liquid assets of $37.7 million.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2014, the total approved loan commitments and unused lines of credit outstanding amounted to 81.7 million and $215.6 million, respectively, as compared to $55.4 million and $167.6 million, respectively, as of June 30, 2014. Certificates of deposit scheduled to mature in one year or less at December 31, 2014, totaled $408.9 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

During the first six months of fiscal 2015, cash and cash equivalents increased $314.4 million, or 686.0%, from $45.8 million as of June 30, 2014 to $360.2 million as of December 31, 2014. The increase was primarily attributable to the $310.9 million in cash provided by the Branch Acquisition, net of deposit premium, that occurred in the second quarter of fiscal 2015. Cash provided by operating, investing and financing activities was $7.2 million, $192.8 million and $114.4 million, respectively. Primary sources of cash for the six months ended December 31, 2014 included $310.9 from the Branch Acquisition, an increase in other borrowings of $184.8 million and proceeds from the sale and maturities of securities available for sale of $31.8 million. Primary uses of cash during the period included a $67.3 million decrease in deposits (excluding the $422.6 million in deposits acquired from Bank of Commerce and the Branch Acquisition), an increase in loans of $64.0 million, the purchase of certificates of deposit in other banks, net of maturities, of $32.8 million and the purchases of $44.9 million of securities available for sale.

Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.  For the three or six months ended December 31, 2014, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at December 31, 2014, is as follows (in thousands):
Commitments to make loans	$81.7
Unused lines of credit	215.6
Total loan commitments	$297.3

Capital Resources
At December 31, 2014, equity totaled $380.9 million.  HomeTrust Bancshares, Inc. is a bank holding company registered with the FRB.  Bank holding companies are subject to capital adequacy requirements of the FRB under the Bank Holding Company Act of 1956, as amended and the regulations of the FRB.  The Bank, as a national bank is subject to the capital requirements established by the OCC.
The capital adequacy requirements are quantitative measures established by regulation that require HomeTrust Bancshares, Inc. and the Bank to maintain minimum amounts and ratios of capital.  The FRB requires HomeTrust Bancshares, Inc. to maintain capital adequacy that generally parallels the OCC requirements.   Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements. At December 31, 2014, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. In addition, the Bank must maintain total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 10.00%, 6.00% and 5.00%, respectively to be considered "Well-Capitalized" for regulatory purposes. The Bank was categorized as "Well-Capitalized" at December 31, 2014 under the regulations of the OCC.

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):
			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount			Ratio

HomeTrust Bancshares, Inc.

As of December 31, 2014:
Tier I Capital (to Total Adjusted Assets)	$295,322	12.40%	$95,290	4.00%	$	n/	a	n/	a
Tier I Capital (to Risk-weighted Assets)	$295,322	16.67%	$70,847	4.00%	$	n/	a	n/	a
Total Risk-based Capital (to Risk-weighted Assets)	$317,483	17.92%	$141,694	8.00%	$	n/	a	n/	a

As of June 30, 2014:
Tier I Capital (to Total Adjusted Assets)	$303,631	18.03%	$67,378	4.00%	$	n/	a	n/	a
Tier I Capital (to Risk-weighted Assets)	$303,631	20.87%	$58,208	4.00%	$	n/	a	n/	a
Total Risk-based Capital (to Risk-weighted Assets)	$321,886	22.12%	$116,415	8.00%	$	n/	a	n/	a

HomeTrust Bank:

As of December 31, 2014:
Tier I Capital (to Total Adjusted Assets)	$231,928	9.84%	$94,271	4.00%		$117,838		5.00%
Tier I Capital (to Risk-weighted Assets)	$231,928	13.20%	$70,275	4.00%		$105,412		6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$253,909	14.45%	$140,549	8.00%		$175,687		10.00%

As of June 30, 2014:
Tier I Capital (to Total Adjusted Assets)	$264,041	13.37%	$78,985	4.00%		$98,719		5.00%
Tier I Capital (to Risk-weighted Assets)	$264,041	18.29%	$57,750	4.00%		$86,625		6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$282,160	19.54%	$115,501	8.00%		$144,376		10.00%

Impact of Inflation
The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index ("CPI") coincides with changes in interest rates. The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding effect on interest rates or upon the cost of those goods and services normally purchased by the Company. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds.  In other years, the opposite may occur.
Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has not been any material change in the market risk disclosures contained in our 2014 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act") as of December 31, 2014, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of December 31, 2014, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the

Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company believes that the lawsuit is without merit and intends to defend itself vigorously; however, there can be no assurance that the Company will successfully defend or resolve this litigation matter. Based on the information available to the Company's litigation counsel at this time, they believe that the claims in this case are legally and factually without merit. Because this lawsuit is still in discovery, such counsel is unable to give an opinion at this time as to the likely outcome. Management, after review with its legal counsel, is of the opinion that this litigation should not have a material effect on the Company's financial position or results of operations, although new developments could result in management modifying its assessment.
Apart from the foregoing, from time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of any such litigation.
Item 1A.                  Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2014 Form 10-K.

Item 2.                  Unregistered Sales of Equity Securities and use of Proceeds

The table below sets forth information regarding HomeTrust Bancshares' common stock repurchases during the three months ended December 31, 2014.

			Total Number	Maximum
			Of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	Of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
October 1 – October 31, 2014	5,000	$14.67	5,000	36,924
November 1 – November 30, 2014	36,924	15.50	36,924	-
December 1 – December 31, 2014	13,819	15.48	13,819	1,009,447
Total	55,743	$15.42	55,743	1,009,447

The Company did not sell any securities that were not registered under the Securities Act of 1933 during the three months ended December 31, 2014.

On January 31, 2014 the Company announced that its Board of Directors had authorized the repurchase of up to 989,183 shares of the Company's common stock, representing 5% of the Company's outstanding shares. As of December 31, 2014, all shares were purchased.

On November 19, 2014 the Company announced that its Board of Directors had authorized the repurchase of up to 1,023,266 shares of the Company's common stock, representing 5% of the Company's outstanding shares. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of December 31, 2014, 13,819 shares were purchased.

Item 3.	Defaults Upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: February 9, 2015	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: February 9, 2015	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Purchase and Assumption Agreement, dated as of June 9, 2014, between Bank of America, National Association and HomeTrust Bank	(a)
2.2	Agreement and Plan of Merger, dated as of January 22, 2014, by and between HomeTrust Bancshares, Inc. and Jefferson Bancshares, Inc.	(b)
3.1	Charter of HomeTrust Bancshares, Inc.	(c)
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.'s Junior Participating Preferred Stock, Series A	(d)
3.3	Bylaws of HomeTrust Bancshares, Inc.	(e)
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Registrar and Transfer Company, as Rights Agent	(d)
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	(c)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(f)
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon and Howard L. Sellinger	(c)
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.5	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(c)
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	(c)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(c)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(c)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(c)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(c)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(c)
10.7E	SERP Joinder Agreement for Stan Allen	(c)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(c)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(c)
10.7H	SERP Joinder Agreement for William T. Flynt	(c)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(h)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(c)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(c)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(c)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(c)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(c)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(c)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(c)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(c)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(c)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(c)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(c)
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(n)
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(i)
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(j)
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(j)
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(j)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(j)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(j)
10.19	Fully Restated Employment Agreement between HomeTrust Bank and Anderson L. Smith	(k)
10.20	Amended and Restated Jefferson Federal Bank Supplemental Executive Retirement Plan	(l)
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(m)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(m)

10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(m)
10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(m)
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(m)
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(m)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101

_________________
(a)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on June 10, 2014 (File No. 001-35593).
(b)	Attached as Appendix A to the joint proxy statement/prospectus filed by HomeTrust Bancshares on April 28, 2014 pursuant to Rule 424(b) of the Securities Act of 1933.
(c)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.
(d)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).
(e)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2014 (File No. 001-35593).
(f)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).
(g)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).
(h)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.
(i)	Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).
(j)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.
(k)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).
(l)	Filed as an exhibit to Jefferson Bancshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).
(m)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).
(n)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-35593).