Form 10-Q
period 2015-03-31
HomeTrust Bancshares, Inc.
filed 2015-05-08
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer [ ]	(Do not check if a smaller reporting company)	Accelerated filer [X]

Non-accelerated filer [ ]		Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]
APPLICABLE ONLY TO CORPORATE ISSUERS
There were 20,234,574 shares of common stock, par value of $.01 per share, issued and outstanding as of May 6, 2015.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	March 31, 2015	June 30, 2014
Assets
Cash	$40,988	$19,801
Interest-bearing deposits	253,671	26,029
Cash and cash equivalents	294,659	45,830
Certificates of deposit in other banks	204,596	163,780
Securities available for sale, at fair value	230,512	168,749
Other investments, at cost	19,142	3,697
Loans held for sale	2,225	2,537
Total loans, net of deferred loan fees and discount	1,641,057	1,496,528
Allowance for loan losses	(22,681)	(23,429)
Net loans	1,618,376	1,473,099
Premises and equipment, net	58,943	47,411
Accrued interest receivable	7,249	6,787
Real estate owned (REO)	8,558	15,725
Deferred income taxes	57,649	58,381
Bank owned life insurance	77,050	71,285
Goodwill	13,768	9,815
Core deposit intangibles	10,850	4,014
Other assets	5,060	3,344
Total Assets	$2,608,637	$2,074,454
Liabilities and Stockholders' Equity
Liabilities
Deposits	$1,913,773	$1,583,047
Other borrowings	250,000	50,000
Capital lease obligations	1,984	1,998
Other liabilities	60,945	62,258
Total liabilities	2,226,702	1,697,303
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 20,335,781 shares issued and outstanding at March 31, 2015; 20,632,008 at June 30, 2014	203	207
Additional paid in capital	223,234	225,889
Retained earnings	165,799	160,332
Unearned Employee Stock Ownership Plan (ESOP) shares	(9,125)	(9,522)
Accumulated other comprehensive income	1,824	245
Total stockholders' equity	381,935	377,151
Total Liabilities and Stockholders' Equity	$2,608,637	$2,074,454
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Interest and Dividend Income
Loans	$19,575	$13,557	$57,954	$42,010
Securities available for sale	919	376	2,608	1,097
Certificates of deposit and other interest-bearing deposits	781	439	1,846	1,346
Other investments	261	20	551	47
Total interest and dividend income	21,536	14,392	62,959	44,500
Interest Expense
Deposits	1,220	1,247	3,710	4,172
Other borrowings	128	1	271	5
Total interest expense	1,348	1,248	3,981	4,177
Net Interest Income	20,188	13,144	58,978	40,323
Recovery of Loan Losses	—	(1,800)	(250)	(4,800)
Net Interest Income after Recovery for Loan Losses	20,188	14,944	59,228	45,123
Noninterest Income
Service charges on deposit accounts	1,732	620	4,111	1,954
Mortgage banking income and fees	672	632	2,232	2,417
Gain from sales of securities available for sale	—	10	61	10
Other, net	909	763	2,497	2,161
Total noninterest income	3,313	2,025	8,901	6,542
Noninterest Expense
Salaries and employee benefits	10,629	7,496	30,506	22,192
Net occupancy expense	2,381	1,284	6,266	3,746
Marketing and advertising	461	336	1,472	1,028
Telephone, postage, and supplies	912	403	2,348	1,269
Deposit insurance premiums	608	321	1,453	989
Computer services	1,763	828	4,366	2,652
Loss (gain) on sale and impairment of REO	(32)	468	(268)	673
REO expense	390	333	1,178	1,154
Core deposit intangible amortization	842	31	1,740	95
Merger-related expenses	1,686	449	5,417	711
Other	2,385	1,447	6,179	4,109
Total other expense	22,025	13,396	60,657	38,618
Income Before Income Taxes	1,476	3,573	7,472	13,047
Income Tax Expense	314	967	2,005	4,238
Net Income	$1,162	$2,606	$5,467	$8,809
Per Share Data:
Net income per common share:
Basic	$0.06	$0.14	$0.28	$0.46
Diluted	$0.06	$0.14	$0.28	$0.46
Average shares outstanding:
Basic	19,113,387	18,302,672	19,146,025	18,724,242
Diluted	19,192,702	18,378,159	19,232,791	18,815,416
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net Income	$1,162	$2,606	$5,467	$8,809
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	1,216	434	2,336	(47)
Deferred income tax (expense) benefit	(413)	(148)	(794)	16
Reclassification of securities gains recognized in net income	—	10	57	—
Deferred income tax expense	—	(3)	(20)	—
Total other comprehensive income (loss)	$803	$293	$1,579	$(31)
Comprehensive Income	$1,965	$2,899	$7,046	$8,778
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2013	$208	$227,397	$149,990	$(10,051)	$(29)	$367,515
Net income	—	—	8,809	—	—	8,809
Stock repurchased	(12)	(20,483)	—	—	—	(20,495)
Stock option expense	—	971	—	—	—	971
Restricted stock expense	—	1,027	—	—	—	1,027
ESOP shares allocated	—	243	—	397	—	640
Other comprehensive loss	—	—	—	—	(31)	(31)
Balance at March 31, 2014	$196	$209,155	$158,799	$(9,654)	$(60)	$358,436

Balance at June 30, 2014	$207	$225,889	$160,332	$(9,522)	$245	$377,151
Net income	—	—	5,467	—	—	5,467
Stock repurchased	(4)	(5,222)	—	—	—	(5,226)
Exercised stock options	—	259	—	—	—	259
Stock option expense	—	1,010	—	—	—	1,010
Restricted stock expense	—	1,078	—	—	—	1,078
ESOP shares allocated	—	220	—	397	—	617
Other comprehensive gain	—	—	—	—	1,579	1,579
Balance at March 31, 2015	$203	$223,234	$165,799	$(9,125)	$1,824	$381,935
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	Nine Months Ended March 31,
	2015	2014
Operating Activities:
Net income	$5,467	$8,809
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	(250)	(4,800)
Depreciation	2,707	1,675
Deferred income tax expense	1,841	4,226
Net amortization and accretion	(3,189)	(701)
Loss (gain) on sale and impairment of REO	(268)	673
Gain on sale of loans held for sale	(1,232)	(1,276)
Origination of loans held for sale	(47,381)	(55,788)
Proceeds from sales of loans held for sale	48,925	69,898
Gain on sale of securities available for sale	(61)	(10)
Decrease in deferred loan fees, net	(915)	(260)
Increase in accrued interest receivable and other assets	(2,754)	(1,699)
Amortization of core deposit intangibles	1,740	95
ESOP compensation expense	617	640
Restricted stock and stock option expense	2,088	1,998
Decrease in other liabilities	(6,800)	(2,474)
Net cash provided by operating activities	535	21,006
Investing Activities:
Purchase of securities available for sale	(87,955)	(67,271)
Proceeds from maturities of securities available for sale	21,885	27,225
Proceeds from sale of securities available for sale	10,387	2,086
Purchase of certificates of deposit in other banks	(80,591)	(37,266)
Maturities of certificates of deposit in other banks	39,775	14,184
Principal repayments of mortgage-backed securities	20,017	7,015
Net redemptions (purchases) of other investments	(14,654)	764
Net decrease (increase) in loans	(54,796)	36,559
Purchase of premises and equipment	(5,111)	(1,174)
Capital improvements to REO	(93)	(126)
Proceeds from sale of REO	8,564	8,214
Acquisition of BankGreenville Financial Corporation, net of cash paid	—	1,475
Acquisition of Bank of Commerce, net of cash received	(7,759)	—
Acquisition of Bank of America branches, net of cash paid	310,868	—
Net cash provided by (used in) investing activities	160,537	(8,315)
Financing Activities:
Net decrease in deposits	(92,090)	(31,954)
Net increase (decrease) in other borrowings	184,828	(2,527)
Common stock repurchased	(5,226)	(20,495)
Exercised stock options	259	—
Decrease in capital lease obligations	(14)	(13)
Net cash provided by (used in) financing activities	87,757	(54,989)
Net Increase (Decrease) in Cash and Cash Equivalents	248,829	(42,298)
Cash and Cash Equivalents at Beginning of Period	45,830	125,713
Cash and Cash Equivalents at End of Period	$294,659	$83,415

Supplemental Disclosures:	Nine Months Ended March 31,
	2015	2014
Cash paid during the period for:
Interest	$3,589	$4,047
Income taxes	222	113
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	1,579	(31)
Transfers of loans to REO	2,171	4,166
Transfers of loans to held for sale	—	4,340
Loans originated to finance the sale of REO	460	94
Business Combinations:
Assets acquired	464,179	103,905
Liabilities assumed	444,374	94,352
Net assets acquired	19,805	9,553
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2014 ("2014 Form 10-K") filed with the SEC on September 15, 2014.  The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2015. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported net income or equity.
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
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure". The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective, for the Company, for interim and annual reporting periods beginning after June 30, 2015. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In August 2014, the FASB issued ASU No. 2014-14, "Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure". The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim of the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective, for the Company, for annual periods, and interim periods within those annual periods, beginning after June 30, 2015. The adoption of ASU No. 2014-14 is not expected to have a material impact on the Company's Consolidated Financial Statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

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
On November 14, 2014, the Bank completed its acquisition of ten branch banking operations in Southwest Virginia and Eden, North Carolina from Bank of America Corporation (the "Branch Acquisition"). Under the terms of the agreement, the Bank paid a deposit premium of $9,805 equal to 2.86% of the average daily deposits for the 30 calendar day period prior to the acquisition date.  In addition, the Bank acquired approximately $1,045 in loans and all related premises and equipment valued at $8,993.
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
The following table presents the consideration paid by the Bank in the acquisition of these Bank of America branches and the assets acquired and liabilities assumed as of November 14, 2014:

	As Recorded By Bank of America	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash paid as deposit premium			$9,805
Total consideration			$9,805
Assets
Cash and cash equivalents	$320,673	$—	$320,673
Loans, net of allowance	1,045	—	1,045
Premises and equipment, net	6,303	2,690	8,993
Accrued interest receivable	3	—	3
Deferred income taxes	—	353	353
Core deposit intangibles	—	8,156	8,156
Total assets acquired	$328,024	$11,199	$339,223
Liabilities
Deposits	$328,007	$1,394	$329,401
Other liabilities	17	—	17
Total liabilities assumed	$328,024	$1,394	$329,418
Net identifiable assets acquired over liabilities assumed	$—	$9,805	$9,805
Goodwill			$—
On July 31, 2014, the Bank completed its acquisition of Bank of Commerce in accordance with the terms of the Agreement and Plan of Share Exchange dated March 3, 2014. Under the terms of the agreement, Bank of Commerce shareholders received $6.25 per share in cash consideration, representing approximately $10,000 of aggregate deal consideration. In addition, all $3,200 of Bank of Commerce's preferred stock was redeemed.
Bank of Commerce was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. The excess of the merger consideration over the fair value of Bank of Commerce's net assets was allocated to goodwill. The book value as of July 31, 2014, of assets acquired was $122,530 and liabilities assumed was $114,672. The Company recorded $3,953 in goodwill related to the acquisition.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the consideration paid by the Bank in the acquisition of Bank of Commerce and the assets acquired and liabilities assumed as of July 31, 2014:

	As Recorded By Bank of Commerce	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash paid			$10,000
Total consideration			$10,000
Assets
Cash and cash equivalents	$2,241	$—	$2,241
Securities available for sale	24,228	—	24,228
Loans, net of allowance	89,339	(3,131)	86,208
Federal Home Loan Bank ("FHLB") Stock	791	—	791
REO	224	—	224
Premises and equipment, net	135	—	135
Accrued interest receivable	355	(100)	255
Deferred income taxes	286	1,064	1,350
Core deposit intangibles	—	640	640
Other assets	4,931	—	4,931
Total assets acquired	$122,530	$(1,527)	$121,003
Liabilities
Deposits	$93,303	$112	$93,415
Other borrowings	15,000	172	15,172
Other liabilities	6,369	—	6,369
Total liabilities assumed	$114,672	$284	$114,956
Net identifiable assets acquired over liabilities assumed	$7,858	$(1,811)	$6,047
Goodwill			$3,953
The carrying amount of acquired loans from Bank of Commerce as of July 31, 2014 consisted of purchased performing loans and purchased credit-impaired ("PCI") loans as detailed in the following table:

	Purchased Performing	PCI	Total Loans
Retail Consumer Loans:
One-to-four family	$2,717	$2,979	$5,696
Home equity lines of credit	8,823	317	9,140
Consumer	37	15	52
Commercial:
Commercial real estate	28,772	30,047	58,819
Construction and development	202	3,020	3,222
Commercial and industrial	5,402	3,877	9,279
Total	$45,953	$40,255	$86,208
On May 31, 2014, the Company completed its acquisition of Jefferson Bancshares, Inc. ("Jefferson") in accordance with the terms of the Agreement and Plan of Merger dated January 22, 2014.  Under the terms of the agreement, Jefferson shareholders received 0.2661 shares of HomeTrust common stock, and $4.00 in cash for each share of Jefferson common stock. This represents approximately $50,490 of aggregate deal consideration.
Jefferson was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. The excess of the merger consideration over the fair value of Jefferson's net assets was allocated to goodwill. The book value as of May 31, 2014, of assets acquired was $494,261 and liabilities assumed was $441,858. The Company recorded $7,013 in goodwill related to the acquisition.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the consideration paid by the Company in the acquisition of Jefferson and the assets acquired and liabilities assumed as of May 31, 2014:

	As Recorded by Jefferson	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash paid including cash in lieu of fractional shares			$25,251
Fair value of HomeTrust common stock at $15.03 per share			25,239
Total consideration			$50,490
Assets
Cash and cash equivalents	$18,325	$—	$18,325
Securities available for sale	85,744	(700)	85,044
Loans, net of allowance	338,616	(9,134)	329,482
FHLB Stock	4,635	—	4,635
REO	3,288	—	3,288
Premises and equipment, net	24,662	(1,311)	23,351
Accrued interest receivable	1,367	(90)	1,277
Deferred income taxes	9,606	3,395	13,001
Core deposit intangibles	847	2,683	3,530
Other assets	7,171	—	7,171
Total assets acquired	$494,261	$(5,157)	$489,104
Liabilities
Deposits	$376,985	$371	$377,356
Other borrowings	55,081	858	55,939
Subordinated debentures	7,460	2,540	10,000
Other liabilities	2,332	—	2,332
Total liabilities assumed	$441,858	$3,769	$445,627
Net identifiable assets acquired over liabilities assumed	$52,403	$(8,926)	43,477
Goodwill			$7,013
The carrying amount of acquired loans from Jefferson as of May 31, 2014 consisted of purchased performing loans and PCI loans as detailed in the following table:

	Purchased Performing	PCI	Total Loans
Retail Consumer Loans:
One-to-four family	$74,378	$6,066	$80,444
Home equity lines of credit	16,857	18	16,875
Construction and land/lots	7,810	924	8,734
Consumer	4,181	2	4,183
Commercial:
Commercial real estate	118,714	15,649	134,363
Construction and development	24,658	1,012	25,670
Commercial and industrial	52,863	6,350	59,213
Total	$299,461	$30,021	$329,482
On July 31, 2013, the Company completed its acquisition of BankGreenville Financial Corporation ("BankGreenville") in accordance with the terms of the Agreement and Plan of Merger dated May 3, 2013.  Under the terms of the agreement, BankGreenville shareholders received $6.63 per share in cash consideration. This represents approximately $7,823 of aggregate deal consideration. Additional contingent cash consideration of up to $0.75 per share (or approximately $883) may be realized at the expiration of 24 months based on the performance of a select pool of loans totaling approximately $8,000.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

BankGreenville was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at acquisition date fair values. The excess of the merger consideration over the fair value of BankGreenville's net assets was allocated to goodwill. The book value as of July 31, 2013, of assets acquired was $102,180 and liabilities assumed was $94,117. The Company recorded $2,802 in goodwill related to the acquisition.
The following table presents the consideration paid by the Company in the acquisition of BankGreenville and the assets acquired and liabilities assumed as of July 31, 2013:

	As Recorded by BankGreenville	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash			$7,823
Repayment of BankGreenville preferred stock			1,050
Contingent cash consideration (1)			680
Total consideration			$9,553
Assets
Cash and cash equivalents	$10,348	$—	$10,348
Investment securities	34,345	—	34,345
Loans, net of allowance	51,622	(3,792)	47,830
FHLB Stock	447	—	447
REO	2,317	(168)	2,149
Premises and equipment, net	2,458	(117)	2,341
Accrued interest receivable	429	—	429
Deferred tax asset	—	2,470	2,470
Other assets	214	—	214
Core deposit intangibles	—	530	530
Total assets acquired	$102,180	$(1,077)	$101,103
Liabilities
Deposits	$88,906	$201	$89,107
Other borrowings	4,700	34	4,734
Other liabilities	511	—	511
Total liabilities assumed	$94,117	$235	$94,352
Net identifiable assets acquired over liabilities assumed	$8,063	$(1,312)	6,751
Goodwill			$2,802
______________________________________

(1)	Estimate of additional amount to be paid to shareholders on or about July 31, 2015 based on performance of a select pool of loans totaling approximately $8,000.
The carrying amount of acquired loans from BankGreenville as of July 31, 2013 consisted of purchased performing loans and PCI loans as detailed in the following table:

	Purchased Performing	PCI	Total Loans
Retail Consumer Loans:
One-to-four family	$8,274	$1,392	$9,666
Home equity lines of credit	3,987	134	4,121
Consumer	522	—	522
Commercial:
Commercial real estate	23,073	4,552	27,625
Construction and development	2,367	3,529	5,896
Total	$38,223	$9,607	$47,830

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table discloses the impact of the acquisition of Bank of Commerce since the effective date of July 31, 2014 through March 31, 2015 and the Branch Acquisition since the effective date of November 14, 2014 through March 31, 2015. In addition, the table presents certain pro forma information as if the Branch Acquisition, Bank of Commerce, Jefferson, and BankGreenville had been acquired on July 1, 2014 and July 1, 2013.  Although, this pro forma information combines the historical results from each company, it is not indicative of what would have occurred had the acquisition taken place on July 1, 2014 and July 1, 2013. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity while significant one-time merger-related expenses are not included. Furthermore, expenses related to systems conversions and other costs of integration have been recorded throughout fiscal year 2014 and are expected to be recorded throughout fiscal year 2015. Additionally, the Company expects to achieve further operating cost savings as a result of the acquisitions which are not reflected in the pro forma amounts below:

	Actual Nine Months Ended March 31, 2015	Pro Forma Nine Months Ended March 31, 2015	Pro Forma Nine Months Ended March 31, 2014
Total revenues*	$67,879	$72,183	$71,341
Net income	5,467	8,194	12,542
* Net interest income plus other income

4.	Securities Available for Sale
Securities available for sale consist of the following at the dates indicated:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$87,263	$854	$—	$88,117
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	120,101	1,313	(130)	121,284
Municipal Bonds	16,426	608	(32)	17,002
Corporate Bonds	3,895	151	—	4,046
Equity Securities	63	—	—	63
Total	$227,748	$2,926	$(162)	$230,512

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$38,085	$45	$(37)	$38,093
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	111,430	393	(412)	111,411
Municipal Bonds	15,951	282	(13)	16,220
Corporate Bonds	2,912	113	—	3,025
Total	$168,378	$833	$(462)	$168,749

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Debt securities available for sale by contractual maturity at the dates indicated are shown below.  Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	March 31, 2015
	Amortized Cost	Estimated Fair Value
Due within one year	$1,001	$1,001
Due after one year through five years	69,225	69,502
Due after five years through ten years	33,579	34,706
Due after ten years	3,779	3,956
Mortgage-backed securities	120,101	121,284
Total	$227,685	$230,449
The Company did not sell any securities available for sale in the three months ended March 31, 2015. Proceeds from sales of securities available for sale were $10,387 in the nine months ended March 31, 2015. Gross realized gains were $74 and gross realized losses were $13 for the nine months ended March 31, 2015. Proceeds from sales of securities available for sale were $2,086 in the three and nine months ended March 31, 2014. Gross realized gains were $42 and gross realized losses were $32 for the three and nine months ended March 31, 2014.
Securities available for sale with costs totaling $153,590 and $51,036 with market values of $155,285 and $51,297 at March 31, 2015 and June 30, 2014, respectively, were pledged as collateral to secure various public deposits.
The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2015 and June 30, 2014 were as follows:

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$—	$—	$—	$—	$—	$—
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	12,404	(43)	5,263	(87)	17,667	(130)
Municipal Bonds	2,594	(32)	—	—	2,594	(32)
Total	$14,998	$(75)	$5,263	$(87)	$20,261	$(162)

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$19,475	$(37)	$—	$—	$19,475	$(37)
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	75,761	(399)	162	(13)	75,923	(412)
Municipal Bonds	6,668	(13)	—	—	6,668	(13)
Total	$101,904	$(449)	$162	$(13)	$102,066	$(462)
The total number of securities with unrealized losses at March 31, 2015, and June 30, 2014 were 48 and 159, respectively.  Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the three and nine months ended March 31, 2015 or the year ended June 30, 2014.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

As a requirement for membership, the Bank invests in stock of the FHLB of Atlanta and the Federal Reserve Bank of Richmond ("Federal Reserve Bank"). No ready market exists for this stock and the carrying value approximates its fair value based on the redemption provisions of the FHLB of Atlanta and the Federal Reserve Bank.

5.	Loans
Loans consist of the following at the dates indicated:

	March 31, 2015	June 30, 2014
Retail consumer loans:
One-to-four family	$651,588	$660,200
Home equity lines of credit	198,717	148,379
Construction and land/lots	48,248	59,249
Indirect auto finance	32,230	8,833
Consumer	4,135	6,331
Total retail consumer loans	934,918	882,992
Commercial loans:
Commercial real estate	452,431	377,769
Construction and development	58,989	56,457
Commercial and industrial	88,451	74,435
Municipal leases	106,693	106,215
Total commercial loans	706,564	614,876
Total loans	1,641,482	1,497,868
Deferred loan fees, net	(425)	(1,340)
Total loans, net of deferred loan fees and discount	1,641,057	1,496,528
Allowance for loan and lease losses	(22,681)	(23,429)
Loans, net	$1,618,376	$1,473,099
All the qualifying first mortgage loans, home equity lines of credit, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.
The Company's total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2015
Retail consumer loans:
One-to-four family	$593,246	$13,794	$31,940	$3,111	$4	$642,095
Home equity lines of credit	192,665	635	4,542	407	100	198,349
Construction and land/lots	44,642	517	2,060	163	—	47,382
Indirect auto finance	32,185	45	—	—	—	32,230
Consumer	3,927	78	97	9	11	4,122
Commercial loans:
Commercial real estate	379,567	14,363	18,261	311	—	412,502
Construction and development	45,076	2,047	5,928	—	—	53,051
Commercial and industrial	79,329	565	2,217	—	1	82,112
Municipal leases	104,355	1,757	581	—	—	106,693
Total loans	$1,474,992	$33,801	$65,626	$4,001	$116	$1,578,536

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2014
Retail consumer loans:
One-to-four family	$602,409	$17,639	$28,974	$2,907	$10	$651,939
Home equity lines of credit	141,008	1,605	4,967	420	2	148,002
Construction and land/lots	55,374	1,878	807	113	—	58,172
Indirect auto finance	8,801	32	—	—	—	8,833
Consumer	6,115	62	97	13	3	6,290
Commercial loans:
Commercial real estate	313,437	16,931	19,746	1,944	—	352,058
Construction and development	41,336	2,927	5,972	570	—	50,805
Commercial and industrial	66,481	873	1,723	—	3	69,080
Municipal leases	104,404	1,811	—	—	—	106,215
Total loans	$1,339,365	$43,758	$62,286	$5,967	$18	$1,451,394
The Company's total PCI loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2015
Retail consumer loans:
One-to-four family	$5,643	$1,222	$2,571	$57	$—	$9,493
Home equity lines of credit	260	—	108	—	—	368
Construction and land/lots	599	—	267	—	—	866
Indirect auto finance	—	—	—	—	—	—
Consumer	13	—	—	—	—	13
Commercial loans:
Commercial real estate	28,725	5,166	6,038	—	—	39,929
Construction and development	2,433	156	3,349	—	—	5,938
Commercial and industrial	4,891	677	771	—	—	6,339
Municipal leases	—	—	—	—	—	—
Total loans	$42,564	$7,221	$13,104	$57	$—	$62,946

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2014
Retail consumer loans:
One-to-four family	$4,904	$—	$3,357	$—	$—	$8,261
Home equity lines of credit	7	—	370	—	—	377
Construction and land/lots	791	—	286	—	—	1,077
Indirect auto finance	—	—	—	—	—	—
Consumer	41	—	—	—	—	41
Commercial loans:
Commercial real estate	20,853	—	4,858	—	—	25,711
Construction and development	2,443	2,169	1,040	—	—	5,652
Commercial and industrial	4,647	—	708	—	—	5,355
Municipal leases	—	—	—	—	—	—
Total loans	$33,686	$2,169	$10,619	$—	$—	$46,474

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
March 31, 2015
Retail consumer loans:
One-to-four family	$6,861	$7,289	$14,150	$637,438	$651,588
Home equity lines of credit	931	490	1,421	197,296	198,717
Construction and land/lots	48	639	687	47,561	48,248
Indirect auto finance	—	—	—	32,230	32,230
Consumer	8	5	13	4,122	4,135
Commercial loans:
Commercial real estate	2,466	6,431	8,897	443,534	452,431
Construction and development	1,597	4,213	5,810	53,179	58,989
Commercial and industrial	1,102	1,185	2,287	86,164	88,451
Municipal leases	1,037	—	1,037	105,656	106,693
Total loans	$14,050	$20,252	$34,302	$1,607,180	$1,641,482
The table above includes PCI loans of $2,912 30-89 days past due and $6,372 90 days or more past due as of March 31, 2015.

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2014
Retail consumer loans:
One-to-four family	$4,929	$8,208	$13,137	$647,063	$660,200
Home equity lines of credit	400	939	1,339	147,040	148,379
Construction and land/lots	508	122	630	58,619	59,249
Indirect auto finance	—	—	—	8,833	8,833
Consumer	34	16	50	6,281	6,331
Commercial loans:
Commercial real estate	306	6,729	7,035	370,734	377,769
Construction and development	1,165	3,789	4,954	51,503	56,457
Commercial and industrial	183	576	759	73,676	74,435
Municipal leases	—	—	—	106,215	106,215
Total loans	$7,525	$20,379	$27,904	$1,469,964	$1,497,868
The table above includes PCI loans of $1,817 30-89 days past due and $4,189 90 days or more past due as of June 30, 2014.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	March 31, 2015		June 30, 2014
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$13,189	$—	$14,917	$—
Home equity lines of credit	2,204	—	2,749	—
Construction and land/lots	633	—	443	—
Indirect auto finance	—	—	—	—
Consumer	21	—	27	—
Commercial loans:
Commercial real estate	9,581	—	12,953	—
Construction and development	4,046	—	5,697	—
Commercial and industrial	903	—	1,134	—
Municipal leases	316	—	—	—
Total loans	$30,893	$—	$37,920	$—
PCI loans totaling $10,354 at March 31, 2015 and $9,220 at June 30, 2014 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
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
The Company's loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	March 31, 2015	June 30, 2014
Performing TDRs included in impaired loans	$21,189	$22,179
An analysis of the allowance for loan losses by segment for the periods shown was as follows:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Retail Consumer	Commercial	Total	Retail Consumer	Commercial	Total
Balance at beginning of period	$14,603	$8,753	$23,356	$18,217	$8,908	$27,125
Provision for (recovery of) loan losses	184	(184)	—	(611)	(1,189)	(1,800)
Charge-offs	(1,313)	(354)	(1,667)	(402)	(253)	(655)
Recoveries	101	891	992	113	486	599
Balance at end of period	$13,575	$9,106	$22,681	$17,317	$7,952	$25,269

	Nine Months Ended March 31, 2015			Nine Months Ended March 31, 2014
	Retail Consumer	Commercial	Total	Retail Consumer	Commercial	Total
Balance at beginning of period	$15,731	$7,698	$23,429	$21,952	$10,121	$32,073
Provision for (recovery of) loan losses	(745)	495	(250)	(1,887)	(2,913)	(4,800)
Charge-offs	(2,369)	(682)	(3,051)	(3,768)	(550)	(4,318)
Recoveries	958	1,595	2,553	1,020	1,294	2,314
Balance at end of period	$13,575	$9,106	$22,681	$17,317	$7,952	$25,269

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans Collectively Evaluated	Total	PCI	Loans individually evaluated for impairment	Loans Collectively Evaluated	Total
March 31, 2015
Retail consumer loans:
One-to-four family	$—	$480	$8,042	$8,522	$9,493	$24,438	$617,657	$651,588
Home equity	—	407	1,897	2,304	368	2,724	195,625	198,717
Construction and land/lots	—	573	1,636	2,209	866	2,129	45,253	48,248
Indirect auto finance	—	—	438	438	—	—	32,230	32,230
Consumer	—	11	91	102	13	17	4,105	4,135
Commercial loans:
Commercial real estate	—	60	5,736	5,796	39,929	15,650	396,852	452,431
Construction and development	—	412	1,475	1,887	5,938	6,022	47,029	58,989
Commercial and industrial	—	1	751	752	6,339	2,173	79,939	88,451
Municipal leases	—	—	671	671	—	316	106,377	106,693
Total	$—	$1,944	$20,737	$22,681	$62,946	$53,469	$1,525,067	$1,641,482
June 30, 2014
Retail consumer loans:
One-to-four family	$—	$493	$10,034	$10,527	$8,261	$23,929	$628,010	$660,200
Home equity	—	134	2,353	2,487	377	3,014	144,988	148,379
Construction and land/lots	—	379	2,041	2,420	1,077	1,735	56,437	59,249
Indirect auto finance	—	—	113	113	—	—	8,833	8,833
Consumer	—	3	181	184	41	10	6,280	6,331
Commercial loans:
Commercial real estate	—	26	5,413	5,439	25,711	13,784	338,274	377,769
Construction and development	—	26	1,215	1,241	5,652	5,571	45,234	56,457
Commercial and industrial	—	3	246	249	5,355	2,378	66,702	74,435
Municipal leases	—	—	769	769	—	—	106,215	106,215
Total	$—	$1,064	$22,365	$23,429	$46,474	$50,421	$1,400,973	$1,497,868
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
Loans acquired from BankGreenville, Jefferson, and Bank of Commerce were initially excluded from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations. The Company recorded these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses was established for these acquired loans at acquisition. A provision for loan losses is recorded for any further deterioration in these acquired loans subsequent to the acquisition.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment With a Recorded Allowance	Recorded Investment With No Recorded Allowance	Total	Related Recorded Allowance
March 31, 2015
Retail consumer loans:
One-to-four family	$35,707	$12,373	$19,036	$31,409	$578
Home equity lines of credit	6,391	3,110	1,380	4,490	429
Construction and land/lots	3,670	1,466	816	2,282	579
Indirect auto finance	31	—	—	—	—
Consumer	1,617	10	19	29	11
Commercial loans:
Commercial real estate	22,047	2,651	14,626	17,277	88
Construction and development	8,631	3,344	3,476	6,820	436
Commercial and industrial	3,439	171	2,202	2,373	3
Municipal leases	316	—	316	316	—
Total impaired loans	$81,849	$23,125	$41,871	$64,996	$2,124
June 30, 2014
Retail consumer loans:
One-to-four family	$34,243	$12,946	$18,047	$30,993	$618
Home equity lines of credit	6,161	2,110	2,299	4,409	160
Construction and land/lots	3,287	1,053	793	1,846	383
Indirect auto finance	—	—	—	—	—
Consumer	364	16	11	27	3
Commercial loans:
Commercial real estate	18,558	1,714	13,082	14,796	59
Construction and development	9,091	928	4,930	5,858	48
Commercial and industrial	2,987	313	2,030	2,343	7
Municipal leases	—	—	—	—	—
Total impaired loans	$74,691	$19,080	$41,192	$60,272	$1,278
Impaired loans above excludes $10,354 at March 31, 2015 and $9,220 at June 30, 2014 in PCI loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
The table above includes $11,527 and $12,406, of impaired loans that were not individually evaluated at March 31, 2015 and June 30, 2014, respectively, because these loans did not meet the Company's threshold for individual impairment evaluation.  The recorded allowance above includes $180 and $427 related to these loans that were not individually evaluated at March 31, 2015 and June 30, 2014, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's average recorded investment in loans individually evaluated for impairment and interest income recognized on impaired loans for the three and nine months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended
	March 31, 2015		March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$30,155	$395	$37,320	$355
Home equity lines of credit	4,316	66	5,722	57
Construction and land/lots	2,152	38	2,101	46
Indirect auto finance	—	—	—	—
Consumer	55	5	32	3
Commercial loans:
Commercial real estate	15,551	147	22,930	140
Construction and development	6,019	55	6,789	45
Commercial and industrial	2,270	18	2,791	37
Municipal leases	447	12	—	—
Total loans	$60,965	$736	$77,685	$683

	Nine Months Ended
	March 31, 2015		March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$31,914	$1,283	$41,601	$1,247
Home equity lines of credit	4,730	195	5,855	213
Construction and land/lots	2,153	125	2,205	155
Indirect auto finance	—	1	—	—
Consumer	37	16	40	6
Commercial loans:
Commercial real estate	17,281	406	24,434	499
Construction and development	6,104	133	8,888	132
Commercial and industrial	2,622	74	2,775	131
Municipal leases	239	17	—	—
Total loans	$65,080	$2,250	$85,798	$2,383
A summary of changes in the accretable yield for PCI loans for the three and nine months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Accretable yield, beginning of period	$10,335	$1,610
Interest income	(1,616)	(155)
Accretable yield, end of period	$8,719	$1,455

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Nine Months Ended
	March 31, 2015	March 31, 2014
Accretable yield, beginning of period	$6,151	$—
Addition from the BankGreenville acquisition	—	1,835
Addition from the Bank of Commerce acquisition	7,315	—
Interest income	(4,747)	(380)
Accretable yield, end of period	$8,719	$1,455
The following table presents the purchased performing loans receivable for Bank of Commerce at July 31, 2014 (the acquisition date):

July 31, 2014
Contractually required principal payments receivable	$47,112
Adjustment for credit, interest rate, and liquidity	1,159
Balance of purchased loans receivable	$45,953
The following table presents the PCI loans for Bank of Commerce at July 31, 2014 (the acquisition date):

July 31, 2014
Contractually required principal and interest payments receivable	$49,870
Amounts not expected to be collected – nonaccretable difference	2,300
Estimated payments expected to be received	47,570
Accretable yield	7,315
Fair value of PCI loans	$40,255
For the three and nine months ended March 31, 2015 and 2014, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	3	$388	$386	—	$—	$—
Total	3	$388	$386	—	$—	$—
Extended term:
Retail consumer:
One-to-four family	—	$—	$—	1	$42	$41
Total	—	$—	$—	1	$42	$41
Other TDRs:
Retail consumer:
One-to-four family	6	$3,091	$3,006	7	$777	$787
Home equity lines of credit	2	41	9	—	—	—
Construction and land/lots	—	$—	$—	1	652	642
Total	8	$3,132	$3,015	8	$1,429	$1,429
Total	11	$3,520	$3,401	9	$1,471	$1,470

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Nine Months Ended March 31, 2015			Nine Months Ended March 31, 2014
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	4	$449	$473	3	$146	$142
Home equity lines of credit	—	—	—	2	347	343
Construction and land/lots	1	110	103	—	—	—
Total	5	$559	$576	5	$493	$485
Extended term:
Retail consumer:
One-to-four family	—	$—	$—	2	$44	$41
Home equity lines of credit	3	91	87	—	—	—
Consumer	2	10	9	—	—	—
Commercial:
Commercial real estate	2	$426	471	—	$—	$—
Total	7	$527	$567	2	$44	$41
Other TDRs:
Retail consumer:
One-to-four family	16	$3,684	$3,568	13	$1,169	$1,178
Home equity lines of credit	4	155	121	2	42	4
Construction and land/lots	1	106	103	2	787	773
Commercial:
Construction and land development	2	173	172	—	—	—
Total	23	$4,118	$3,964	17	$1,998	$1,955
Total	35	$5,204	$5,107	24	$2,535	$2,481
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	2	$380	—	$—
Total	2	$380	—	$—
Extended payment terms:	—	$—	—	$—
Total	—	$—	—	$—
Other TDRs:
Retail consumer:
One-to-four family	2	$716	2	$166
Home equity lines of credit	2	9	—	—
Total	4	$725	2	$166
Total	6	$1,105	2	$166

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Nine Months Ended March 31, 2015		Nine Months Ended March 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	2	$380	—	$—
Total	2	$380	—	$—
Extended payment terms:
Home equity lines of credit	—	$—	1	$250
Total	—	$—	1	$250
Other TDRs:
Retail consumer:
One-to-four family	10	$1,116	4	$422
Home equity lines of credit	2	9	1	120
Construction and land/lots	1	172	—	—
Total	13	$1,297	5	$542
Total	15	$1,677	6	$792
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
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Numerator:
Net income available to common stockholders	$1,162	$2,606	$5,467	$8,809
Denominator:
Weighted-average common shares outstanding - basic	19,113,387	18,302,672	19,146,025	18,724,242
Effect of dilutive shares	79,315	75,487	86,766	91,174
Weighted-average common shares outstanding - diluted	19,192,702	18,378,159	19,232,791	18,815,416
Net income per share - basic	$0.06	$0.14	$0.28	$0.46
Net income per share - diluted	$0.06	$0.14	$0.28	$0.46
There were 1,450,100 and 1,585,500 outstanding stock options that were anti-dilutive for the three and nine months ended March 31, 2015 and 2014, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

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
Shares of common stock issued under the 2013 Omnibus Incentive Plan may be authorized but unissued shares or repurchased shares. During fiscal 2013, the Company had repurchased the 846,400 shares available for awards of restricted stock and restricted stock units under the 2013 Omnibus Incentive Plan on the open market, for $13,297, at an average cost of $15.71 per share.
Share based compensation expense related to stock options and restricted stock recognized for the three months ended March 31, 2015 and 2014 was $662 and $662, respectively, before the tax related benefit of $245 and $245, respectively. Share based compensation expense related to stock options and restricted stock recognized for the nine months ended March 31, 2015 and 2014 was $2,088 and $1,999, respectively, before the tax related benefit of $773 and $740, respectively.
The table below presents stock option activity for the nine months ended March 31, 2015 and 2014:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2013	1,557,000	$14.37	9.6	$4,033
Granted	30,000	15.83	10.0	—
Exercised	—	—	—	—
Forfeited	1,500	14.37	—	—
Expired	—	—	—	—
Options outstanding at March 31, 2014	1,585,500	$14.40	8.9	$2,193
Exercisable at March 31, 2014	290,175	$14.37

Options outstanding at June 30, 2014	1,513,500	$14.40	8.6	$2,077
Granted	10,000	16.08	10.0	—
Exercised	18,000	14.37	—	—
Forfeited	5,400	14.37	—	—
Expired	—	—	—	—
Options outstanding at March 31, 2015	$1,500,100	$14.4	7.9	$2,340
Exercisable at March 31, 2015	549,150	$14.39
The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of each option granted in 2015, 2014 and 2013 was $3.59, $4.49 and $4.50, respectively. 10,000 options were granted in fiscal year 2015.  Assumptions used for grants were as follows:

Assumptions in Estimating Option Values
	2015	2014	2013
Weighted-average volatility	18.90%	28.19%	28.19%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.56%	2.04%	1.28%
Expected life (years)	6.0	6.5	6.6
At March 31, 2015, the Company had $3,851 of unrecognized compensation expense related to 1,500,100 stock options scheduled to vest over five- and seven-year vesting periods.  The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 2.0 years at March 31, 2015. At March 31, 2014, the Company had $5,650 of unrecognized compensation expense related to 1,585,500 stock options scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 3.9 years at March 31, 2014.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents restricted stock award activity for the nine months ended March 31, 2015 and 2014:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2013	511,300	$14.37	$8,672
Granted	7,050	15.80	—
Vested	95,485	14.37	—
Forfeited	—	—	—
Non-vested at March 31, 2014	422,865	$14.39	$6,673

Non-vested at June 30, 2014	403,965	$14.39	$6,371
Granted	—	—	—
Vested	91,895	14.39	—
Forfeited	1,600	14.37	—
Non-vested at March 31, 2015	310,470	$14.40	$4,958
At March 31, 2015, unrecognized compensation expense was $4,163 related to 310,470 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.0 years at March 31, 2015. At March 31, 2014, unrecognized compensation expense was $5,859 related to 422,865 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 3.9 years at March 31, 2014.

8.	Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements.  At March 31, 2015 and June 30, 2014, respectively, loan commitments (excluding $46,151 and $27,086 of undisbursed portions of construction loans) totaled $28,013 and $28,360 of which $9,995 and $3,620 were variable rate commitments and $18,018 and $24,740 were fixed rate commitments.  The fixed rate loans had interest rates ranging from 1.99% to 6.25% at March 31, 2015 and 1.85% to 10.51% at June 30, 2014, and terms ranging from 3 to 30 years.  Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $223,181 and $167,630 at March 31, 2015 and June 30, 2014, respectively.  These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers.  The Company has freestanding derivative instruments consisting of commitments to originate fixed rate conforming loans and commitments to sell fixed rate conforming loans.  The fair value of these commitments was not material at March 31, 2015 or June 30, 2014.
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
Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System.  The daily average calculated cash reserve required as of March 31, 2015 and June 30, 2014 was $1,873, and $8,087, respectively, which was satisfied by vault cash and balances held at the Federal Reserve Bank.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so.  The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary.  Total commitments under standby letters of credit as of March 31, 2015 and June 30, 2014 were $2,768 and $483.  There was no liability recorded for these letters of credit at March 31, 2015 or June 30, 2014, respectively.
Litigation – The Company is involved in several litigation matters in the ordinary course of business. One matter, originally filed in March 2012, involves claims of $12.5 million in compensatory damages and a request for additional punitive treble damages resulting from the purported failure of the Company and a third party brokerage firm to discover a Ponzi scheme conducted by a customer holding accounts at each entity. The Company received a favorable summary judgment ruling on February 20, 2015, however the plaintiffs filed an appeal. The Company continues to believe that the lawsuit is without merit and intends to defend itself vigorously. Management, after review with its legal counsel, is of the opinion that this litigation should not have a material effect on the Company's financial position or results of operations, although new developments could result in management modifying its assessment. There can be no assurance that the Company will successfully defend or resolve this litigation matter.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

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
At March 31, 2015 and June 30, 2014, most of the total impaired loans were evaluated based on the fair value of the collateral.  For these collateral dependent impaired loans, the Company obtains updated appraisals at least annually.  These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary.  As part of the quarterly review of impaired loans, the Company reviews these appraisals to determine if any additional discounts to the fair value are necessary.  If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals.  Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification in the fair value hierarchy.  The Company records all impaired loans with an allowance as nonrecurring Level 3.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	March 31, 2015
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$88,117	$—	$88,117	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	121,284	—	121,284	—
Municipal Bonds	17,002	—	17,002	—
Corporate Bonds	4,046	—	3,046	1,000
Equity Securities	63	—	63	—
Total	$230,512	$—	$229,512	$1,000

	June 30, 2014
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$38,093	$—	$38,093	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	111,411	—	111,411	—
Municipal Bonds	16,220	—	16,220	—
Corporate Bonds	3,025	—	3,025	—
Total	$168,749	$—	$168,749	$—
The following table presents financial assets measured at fair value on a non-recurring basis during the periods indicated:

	Nine Months Ended March 31, 2015
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$5,319	$—	$—	$5,319
REO	1,185	—	—	1,185
Total	$6,504	$—	$—	$6,504

	Year Ended June 30, 2014
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$3,686	$—	$—	$3,686
REO	9,185	—	—	9,185
Total	$12,871	$—	$—	$12,871
Quantitative information about Level 3 fair value measurements during the period ended March 31, 2015 is shown in the table below:

	Fair Value at March 31, 2015	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$5,319	Discounted appraisals	Collateral discounts	3% - 60%	15%
REO	$1,185	Discounted appraisals	Collateral discounts	10% - 15%	14%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of March 31, 2015 and June 30, 2014, are summarized below:

	March 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$294,659	$294,659	$294,659	$—	$—
Certificates of deposit in other banks	204,596	204,596	—	204,596	—
Securities available for sale	230,512	230,512	—	229,512	1,000
Other investments	19,142	19,142	19,142	—	—
Loans held for sale	2,225	2,261	—	—	2,261
Loans, net	1,618,376	1,524,874	—	—	1,524,874
Accrued interest receivable	7,249	7,249	—	1,095	6,154
Non-interest-bearing and NOW deposits	592,338	592,338	—	592,338	—
Money market accounts	489,606	489,606	—	489,606	—
Savings accounts	223,748	223,748	—	223,748	—
Certificates of deposit	608,081	607,650	—	607,650	—
Other borrowings	250,000	250,000	—	250,000	—
Accrued interest payable	146	146	—	146	—

	June 30, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$45,830	$45,830	$45,830	$—	$—
Certificates of deposit in other banks	163,780	163,780	—	163,780	—
Securities available for sale	168,749	168,749	—	168,749	—
Other investments	3,697	3,697	3,697	—	—
Loans held for sale	2,537	2,578	—	—	2,578
Loans, net	1,473,099	1,381,438	—	—	1,381,438
Accrued interest receivable	6,787	6,787	—	736	6,051
Non-interest-bearing and NOW deposits	418,671	418,671	—	418,671	—
Money market accounts	354,247	354,247	—	354,247	—
Savings accounts	175,974	175,974	—	175,974	—
Certificates of deposit	634,154	620,196	—	620,196	—
Other borrowings	50,000	50,000	—	50,000	—
Accrued interest payable	244	244	—	244	—
The Company had off-balance sheet financial commitments, which include approximately $297,345 and $223,076 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at March 31, 2015 and June 30, 2014, respectively (see Note 8). Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
Loans held for sale – The fair value of loans held for sale is determined by outstanding commitments from investors on a "best efforts" basis or current investor yield requirements, calculated on the aggregate loan basis.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Other investments – This represents stock in the FHLB of Atlanta and the Federal Reserve Bank with no existing market and no quoted market value.  However, redemption of this stock has historically been at par value.  Accordingly, cost is deemed to be a reasonable estimate of fair value.
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of March 31, 2015 and June 30, 2014.  The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
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
An offset to net interest income is the provision for loan losses which is required to establish the allowance for loan losses at a level that adequately provides for probable losses inherent in our loan portfolio. As a loan's risk rating improves, property values increase, or recoveries of amounts previously charged off are received, a recapture of previously recognized provision for loan losses may be added to net interest income.
Our noninterest expenses consist primarily of salaries and employee benefits, expenses for occupancy, marketing and computer services, and FDIC deposit insurance premiums. Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and costs of utilities.
We intend to expand through organic growth and through the acquisition of other community financial institutions and/or bank branches. Our goal is to continue to enhance our franchise value and earnings through strategic, planned growth in our banking operations, while maintaining the community-focused, relationship style of exceptional customer service that has differentiated our brand and characterized our success to date. As part of this strategy, on July 31, 2013, we completed our first acquisition as a public company, by acquiring BankGreenville Financial Corporation ("BankGreenville") with one office in Greenville, South Carolina. BankGreenville reported total assets of $105.1 million, total deposits of $90.0 million, and stockholders' equity of $9.6 million at June 30, 2013. On May 31, 2014, we completed our acquisition of Jefferson Bancshares, Inc. ("Jefferson"), the holding company for Jefferson Federal Bank. Jefferson had 12 offices located across East Tennessee and reported total assets of $506.8 million, total deposits of $384.0 million, and stockholders' equity of $54.4 million at March 31, 2014. On July 31, 2014, we completed our acquisition of Bank of Commerce with one office in midtown Charlotte, North Carolina. As of June 30, 2014, Bank of Commerce had total assets of $123.0 million, total deposits of $92.8 million, and stockholders' equity of $12.5 million. On July 21, 2014, the Bank opened a commercial loan production office in downtown Roanoke, Virginia. Additionally, on November 12, 2014, the Bank opened a commercial loan production office in Raleigh, North Carolina. On November 14, 2014, we completed our acquisition of ten branch banking operations in Virginia and North Carolina from Bank of America Corporation (the "Branch Acquisition") with six of the branches located in Roanoke Valley, two in Danville, one in Martinsville, Virginia, and one in Eden, North Carolina.  We purchased total loans of $1.0 million, premises and equipment of $9.0 million, and total deposits of $329.4 million in the Branch Acquisition.
At March 31, 2015, we had 45 locations in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and a loan production office in Raleigh), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
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
Non-GAAP Financial Measures

In addition to results presented in accordance with generally accepted accounting principles utilized in the United States ("GAAP"), this report contains certain non-GAAP financial measures, which include net interest income and net interest margin as adjusted to exclude additional Federal Home Loan Bank ("FHLB") borrowings and proceeds from such borrowings, net income excluding merger-related expenses and recovery of loan losses, and earnings per share excluding merger expenses and recovery of loan losses. Management elected to obtain additional FHLB borrowings beginning November 2014 as part of a plan to increase net interest income. The Company believes that showing the effects of the additional borrowings on net interest income and net interest margins is useful to both management and investors as these measures are commonly used to measure financial institutions performance and against peers.

Management has presented the non-GAAP financial measures in this discussion and analysis excluding merger-related expenses and recovery of loan losses because it believes excluding these items is more indicative of and provides useful and comparative information to assess trends in our core operations while facilitating comparison of the quality and composition of the Company’s earnings over time and in comparison to its competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014” and “Comparison of Results of Operations for the Nine Months Ended March 31, 2015 and 2014” for more detailed information about our financial performance.

The following tables set forth reconciliations of non-GAAP financial measures discussed in this report:

	Three Months Ended March 31, 2015
	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets	$2,369,957	$22,232	3.75%
Less: Interest-earning assets funded by additional FHLB borrowings (1)	250,000	367	0.59%
Interest-earning assets - adjusted	$2,119,957	$21,865	4.13%

Interest-bearing liabilities	1,981,930	1,348	0.27%
Additional FHLB borrowings (2)	250,000	128	0.20%
Interest-bearing liabilities - adjusted	$1,731,930	$1,220	0.28%

Net interest income and net interest margin		20,884	3.52%
Net interest income and net interest margin - adjusted		20,645	3.90%
Difference		$239	(0.38)%

	Nine Months Ended March 31, 2015
	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets	$2,178,954	$65,011	3.98%
Less: Interest-earning assets funded by additional FHLB borrowings (1)	137,005	494	1.44%
Interest-earning assets - adjusted	$2,041,949	$64,517	4.21%

Interest-bearing liabilities	1,793,972	3,981	0.30%
Additional FHLB borrowings (2)	137,005	216	0.21%
Interest-bearing liabilities - adjusted	$1,656,967	$3,765	0.30%

Net interest income and net interest margin		61,030	3.73%
Net interest income and net interest margin - adjusted		60,752	3.97%
Difference		$278	(0.24)%
_________________________________________________________________________________

(1)	Proceeds from the additional borrowings were invested in various interest-earning assets including: deposits with the Federal Reserve Bank, FHLB stock, and commercial paper.

(2)	Additional borrowings were obtained in November 2014.

Set forth below is a reconciliation to GAAP net income and earnings per share (EPS) as adjusted to exclude merger-related expenses and the recovery of loan losses:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	March 31,		March 31,
	2015	2014	2015	2014
Merger-related expenses	$1,686	$449	$5,417	$711
Recovery of loan losses	—	(1,800)	(250)	(4,800)
Total adjustments	1,686	(1,351)	5,167	(4,089)
Tax effect (1)	(624)	500	(1,897)	1,650
Total adjustments, net of tax	1,062	(851)	3,270	(2,439)

Net income (GAAP)	1,162	2,606	5,467	8,809

Net income (non-GAAP)	$2,224	$1,755	$8,737	$6,370

Per Share Data
Average shares outstanding - basic	19,113,387	18,302,672	19,146,025	18,724,242
Average shares outstanding - diluted	19,192,702	18,378,159	19,232,791	18,815,416

Basic EPS
EPS (GAAP)	$0.06	$0.14	$0.28	$0.46
Non-GAAP adjustment	0.06	(0.04)	0.18	(0.12)
EPS (non-GAAP)	$0.12	$0.10	$0.46	$0.34

Diluted EPS
EPS (GAAP)	$0.06	$0.14	$0.28	$0.46
Non-GAAP adjustment	0.06	(0.04)	0.17	(0.12)
EPS (non-GAAP)	$0.12	$0.10	$0.45	$0.34
________________________________________________________________________
(1)    Tax amounts have been adjusted for certain nondeductible merger-related expenses.

Comparison of Financial Condition at March 31, 2015 and June 30, 2014
Assets.  Total assets increased $534.2 million, or 25.8%, to $2.6 billion at March 31, 2015 from $2.1 billion at June 30, 2014. This increase was largely due to the Branch Acquisition, the Bank of Commerce acquisition, and proceeds from additional FHLB borrowings this fiscal year. The Company recorded $4.0 million of goodwill and $640,000 of core deposit intangibles in connection with the Bank of Commerce acquisition and $8.1 million of core deposit intangibles in connection with the Branch Acquisition. The increase in FHLB borrowings was part of management's strategic plan to leverage low cost borrowings to generate additional interest income from investments as well as dividend income from the required purchase of additional FHLB stock.
Cash and cash equivalents.  Total cash and cash equivalents increased $248.8 million, or 542.9%, to $294.7 million at March 31, 2015 from $45.8 million at June 30, 2014. The increase was primarily due to funds received from the Branch Acquisition. At March 31, 2015, certificates of deposits in other banks totaled $204.6 million compared to $163.8 million at June 30, 2014. All of the certificates of deposit in other banks are fully insured under the FDIC.
Investments.  The increase in securities available for sale of $61.8 million, or 36.6%, to $230.5 million at March 31, 2015 from $168.7 million at June 30, 2014 primarily as a result of the acquisition of Bank of Commerce and investing proceeds from the Branch Acquisition.  During the nine months ended March 31, 2015, $88.0 million of securities available for sale were purchased, $21.9 million matured, $10.4 million in proceeds from sales were received, and $20.0 million of principal payments were made. The securities purchased and acquired during the period were primarily short- to intermediate-term U.S. government agency notes and mortgage-backed securities and, to a lesser extent, intermediate-term taxable municipal securities. Other investments increased $15.4 million primarily due to the purchase of $6.2 million of Federal Reserve Bank stock in conjunction with the Bank's conversion to a national bank and $8.5 million in additional FHLB stock. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We do not believe that there are any other-than-temporary impairments at March 31, 2015; therefore, no impairment losses have been recorded during the first nine months of fiscal 2015.
Loans.  Net loans receivable increased $145.3 million, or 9.9%, at March 31, 2015 to $1.6 billion from $1.5 billion at June 30, 2014 primarily due to $86.2 million in loans acquired from Bank of Commerce, $40.9 million in home equity lines of credit purchased in December 2014, and $315.2 million portfolio loan originations, that were partially offset by unusually high payoffs occurring during the period relating to the assimilation and transition of loans recently acquired.
Since June 30, 2014, retail consumer and commercial loans have increased $51.9 million, or 5.9% to $934.9 million; and $91.7 million, or 14.9%, to $706.6 million, respectively. The composition of the Company's loan portfolio at March 31, 2015 was 39.7% in one-to-four family, 12.1%

in home equity lines of credit, 2.9% in retail construction and land, 2.0% in indirect auto finance, 0.3% in consumer loans, 27.5% in commercial real estate, 3.6% in commercial construction and development, 5.4% in commercial and industrial, and 6.5% in municipal leases. The composition of the Company's loan portfolio at June 30, 2014 was 44.1% in one-to-four family, 9.9% in home equity lines of credit, 4.0% in retail construction and land, 0.6% in indirect auto finance, 0.4% in consumer loans, 25.1% in commercial real estate, 3.8% in commercial construction and development, 5.0% in commercial and industrial, and 7.1% in municipal leases.
Asset Quality. Nonperforming assets decreased 26.5% to $39.5 million, or 1.51% of total assets, at March 31, 2015, compared to $53.6 million, or 2.59% of total assets, at June 30, 2014. Nonperforming assets included $30.9 million in nonaccruing loans and $8.6 million in REO at March 31, 2015, compared to $37.9 million and $15.7 million, in nonaccruing loans and REO respectively, at June 30, 2014.  Included in nonperforming loans are $10.4 million of loans restructured from their original terms of which $6.2 million were current with respect to their modified payment terms. The decrease in nonaccruing loans was primarily due to loans returning to performing status as payment history and the borrower's financial status improved. At March 31, 2015, $14.9 million, or 48.1%, of nonaccruing loans were current on their required loan payments. Purchased impaired loans aggregating $10.4 million acquired from BankGreenville, Jefferson, and Bank of Commerce are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
The ratio of classified assets to total assets decreased to 3.51% at March 31, 2015 from 4.56% at June 30, 2014. Classified assets decreased 3.2% to $91.7 million at March 31, 2015 compared to $94.7 million at June 30, 2014. Delinquent loans (loans delinquent 30 days or more) increased to $34.3 million at March 31, 2015, from $27.9 million at June 30, 2014.
As of March 31, 2015, we had identified $65.0 million of impaired loans. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms.  Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. For more information on these impaired loans, see Note 5 of the Notes to Consolidated Financial Statements under Item 1 of this report.
Allowance for loan losses.  We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect estimated credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current risk factors specifically related to each loan type.
The allowance for loan losses was $22.7 million, or 1.38% of total loans, at March 31, 2015 compared to $23.4 million, or 1.56% of total loans, at June 30, 2014. The allowance for loan losses was 1.72% of total loans at March 31, 2015, excluding loans acquired from BankGreenville, Jefferson, and Bank of Commerce as the loans acquired from these acquisitions are excluded from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations. The Company recorded these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these acquired loans unless the credit quality deteriorates further subsequent to the acquisition.
The recovery for loan losses was $250,000 for the nine months ended March 31, 2015 compared to a $4.8 million recovery for loan losses for the same period in 2014. Net loan charge-offs decreased to $498,000 for the nine months ended March 31, 2015 from a $2.0 million for the same period during the prior fiscal year. Net charge-offs as a percentage of average loans decreased to 0.04% for the nine months ended March 31, 2015 from 0.22% for the same period last fiscal year.
The allowance as a percentage of nonaccruing loans increased from 61.79% at June 30, 2014 to 73.42% at March 31, 2015.
We believe that the allowance for loan losses as of March 31, 2015 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Real estate owned. REO decreased $7.2 million, to $8.6 million at March 31, 2015 primarily due to the sale of $8.6 million in REO during the period partially offset by $210,000 in REO acquired in the Bank of Commerce acquisition and $2.2 million in other foreclosures. The total balance of REO at March 31, 2015 included $4.7 million in land, construction and development projects (both residential and commercial), $1.2 million in commercial real estate and $2.7 million in single-family homes.
Deposits.  Deposits increased $330.7 million, or 20.9%, from $1.6 billion at June 30, 2014 to $1.9 billion at March 31, 2015. This increase was primarily due to the Branch Acquisition and Bank of Commerce acquisition which increased total deposits in the aggregate by $422.8 million partially offset by a $92.1 million decrease in deposits due to a managed reduction in certificates of deposits and expected runoff from the acquisitions.
Borrowings.  Other borrowings increased to $250.0 million at March 31, 2015 from $50.0 million at June 30, 2014 as a result of a $200.0 million increase in FHLB advances as part of management's short-term leveraging strategy. All FHLB advances have maturities of less than 90 days with a weighted average interest rate of 0.21% at March 31, 2015.

Equity.  Stockholders' equity at March 31, 2015 increased to $381.9 million from $377.2 million at June 30, 2014. The increase in stockholders' equity primarily reflected a $5.5 million increase in retained earnings as a result of the net income from the nine months ended March 31, 2015 partially offset by the repurchase of 302,195 shares of common stock at an average cost of $15.64 per share, or approximately $4.7 million in total.
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

	For the Three Months Ended March 31,
	2015			2014
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$1,645,993	$20,271	4.93%	$1,173,290	$14,356	4.89%
Deposits in other financial
institutions	387,264	661	0.68%	223,476	437	0.78%
Investment securities	205,447	919	1.79%	74,463	262	1.41%
Other	131,254	381	1.16%	16,404	136	3.32%
Total interest-earning assets	2,369,958	22,232	3.75%	1,487,633	15,191	4.08%
Interest-bearing liabilities:
Interest-bearing checking accounts	386,652	136	0.14%	215,292	55	0.10%
Money market accounts	491,221	260	0.21%	306,083	187	0.24%
Savings accounts	222,697	75	0.13%	86,036	33	0.15%
Certificate accounts	631,361	749	0.47%	529,923	972	0.73%
Borrowings	250,000	128	0.20%	2,214	1	0.18%
Total interest-bearing liabilities	1,981,931	1,348	0.27%	1,139,548	1,248	0.43%
Net earning assets	$388,027			$348,085
Average interest-earning assets to
average interest-bearing liabilities	119.58%			130.55%
Tax-equivalent:
Net interest income		$20,884			$13,943
Interest rate spread			3.48%			3.65%
Net interest margin(3)			3.52%			3.75%
Non-tax-equivalent:
Net interest income		$20,188			$13,144
Interest rate spread			3.36%			3.43%
Net interest margin(3)			3.41%			3.53%
___________________
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $696,000 and $799,000 for the three months ended March 31, 2015 and 2014, respectively, calculated based on a federal tax rate of 34%.
(3) Net interest income divided by average interest-earning assets.

	For the Nine Months Ended March 31,
	2015			2014
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$1,609,285	$60,006	4.97%	$1,187,679	$44,353	4.98%
Deposits in other financial
institutions	320,574	1,690	0.70%	215,383	1,306	0.81%
Investment securities	185,844	2,608	1.87%	68,254	768	1.50%
Other	63,251	707	1.49%	28,416	416	1.95%
Total interest-earning assets	2,178,954	65,011	3.98%	1,499,732	46,843	4.16%
Interest-bearing liabilities:
Interest-bearing checking accounts	339,138	323	0.13%	213,265	218	0.14%
Money market accounts	442,514	785	0.24%	302,156	593	0.26%
Savings accounts	205,579	230	0.15%	84,251	106	0.17%
Certificate accounts	632,016	2,372	0.50%	546,253	3,255	0.79%
Borrowings	174,724	271	0.21%	2,269	5	0.29%
Total interest-bearing liabilities	1,793,971	3,981	0.30%	1,148,194	4,177	0.48%
Net earning assets	$384,983			$351,538
Average interest-earning assets to
average interest-bearing liabilities	121.46%			130.62%
Tax-equivalent:
Net interest income		$61,030			$42,666
Interest rate spread			3.68%			3.68%
Net interest margin(3)			3.73%			3.79%
Non-tax-equivalent:
Net interest income		$58,977			$40,323
Interest rate spread			3.56%			3.47%
Net interest margin(3)			3.61%			3.58%
__________________
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $2.1 million and $2.3 million for the nine months ended March 31, 2015 and 2014, respectively, calculated based on a federal tax rate of 34%.
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

	Three Months Ended March 31, 2015
	Compared to
	Three Months Ended March 31, 2014
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable	$5,783	$132	$5,915
Deposits in other financial institutions	320	(96)	224
Investment securities	461	196	657
Other	952	(707)	245
Total interest-earning assets	$7,516	$(475)	$7,041
Interest-bearing liabilities:
Interest-bearing checking accounts	$44	$37	$81
Money market accounts	113	(40)	73
Savings accounts	52	(10)	42
Certificate accounts	186	(409)	(223)
Borrowings	112	15	127
Total interest-bearing liabilities	$507	$(407)	$100
Net increase in tax equivalent interest income	$7,009	$(68)	$6,941

	Nine Months Ended March 31, 2015
	Compared to
	Nine Months Ended March 31, 2014
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable	$15,744	$(91)	$15,653
Deposits in other financial institutions	637	(253)	384
Investment securities	1,323	517	1,840
Other	510	(219)	291
Total interest-earning assets	$18,214	$(46)	$18,168
Interest-bearing liabilities:
Interest-bearing checking accounts	$129	$(24)	$105
Money market accounts	275	(83)	192
Savings accounts	153	(29)	124
Certificate accounts	511	(1,394)	(883)
Borrowings	380	(114)	266
Total interest-bearing liabilities	$1,448	$(1,644)	$(196)
Net increase in tax equivalent interest income	$16,766	$1,598	$18,364

Comparison of Results of Operation for the Three Months Ended March 31, 2015 and 2014
General.  During the three months ended March 31, 2015, we had net income of $1.2 million compared to $2.6 million for the three months ended March 31, 2014. The decrease in net income for the third quarter of fiscal 2015 was driven by an increase in merger-related expenses of $1.2 million related to recent acquisitions and the recovery of loan losses for $1.8 million that occurred in the same period last year as compared to no recovery in the current quarter. On a basic and diluted per share basis, the Company earned $0.06 per share in the third quarter of fiscal 2015, compared to $0.14 per share in the third quarter of fiscal 2014. Excluding merger-related expenses and recovery of loan losses, the Company's net income was $2.2 million in the current quarter compared to $1.8 million in the comparative quarter in 2014. Using the same exclusions, the Company's earnings per share increased 20.0% to $0.12 from $0.10 per share for the three months ended March 31, 2015 from the comparative period in 2014.
Net Interest Income. Net interest income was $20.2 million for the three months ended March 31, 2015 compared to $13.1 million for the three months ended March 31, 2014. The $7.1 million, or 53.6%, increase was a primarily driven by a $7.1 million increase in interest income as average interest-earning assets increased $882.3 million mainly through recent acquisitions to $2.4 billion for the quarter ended March 31, 2015 compared to the same quarter in the prior year.
Net interest margin (on a fully taxable-equivalent basis) for the three months ended March 31, 2015 contracted 23 basis points over the same period last year to 3.52% as a result of increasing average short-term FHLB borrowings by $247.8 million. Management made a strategic decision to leverage FHLB borrowings beginning in November 2014 to generate additional net interest income with the proceeds, as well as dividend income from the required purchase of additional FHLB stock. The borrowings with an average cost of 0.21% were invested in various short-term assets (including the additional FHLB stock) with an average yield of 0.59%, which generated approximately $239,000 in net interest income during the quarter. Excluding the effect of these additional borrowings, net interest margin was 3.90%.
Average loans increased $472.7 million, or 40.3% to $1.6 billion, which increased gross tax equivalent interest income by $5.9 million or 41.2% from the comparative quarter in 2014. The corresponding yield increased marginally by four basis points to 4.93% as the $1.4 million in accretion of loan discounts on purchased loans more than offset new loans originated at lower rates and payoffs of higher yielding loans. Net interest margin is enhanced by the amortization of purchase accounting discounts on purchased loans and certificates of deposit received in the acquisitions of Jefferson, Bank of Commerce and BankGreenville, which is accreted into net interest income. This additional income stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on loan pools purchased and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loans pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter. The amortization of purchase accounting discounts on loans and certificates of deposit of $1.7 million increased the net interest margin (on a fully taxable-equivalent basis) 28 basis points for the quarter ended March 31, 2015.
Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans' contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors.  As of March 31, 2015, our loans with interest rate floors totaled approximately $574.1 million and had a weighted average floor rate of 4.36% of which $271.3 million, or 47.3%, had yields that would begin floating again once prime rates increase at least 200 basis points.
The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $409.6 million, or 130.3%, to $724.0 million for the three months ended March 31, 2015, while the interest and dividend income from those investments increased by $1.1 million compared to the prior fiscal year. The increase in average balances was primarily due to the acquisition of investment securities from the Jefferson and Bank of Commerce acquisitions, invested funds acquired from the Branch Acquisition, and proceeds from the additional FHLB borrowings.
Interest expense increased slightly by $100,000, or 8.0% to $1.3 million for the three months ended March 31, 2015 in comparison to 2014. The average cost of interest-bearing liabilities decreased 16 basis points to 0.27% for the three months ended March 31, 2015, from 0.43% for the same period one year earlier while average interest-bearing liabilities increased $842.4 million over the same time period as a result of our recent acquisitions and additional FHLB borrowings.
Deposit interest expense remained flat at $1.2 million for the three months ended March 31, 2015 compared to $1.3 million for the same period in 2014 primarily as a result of average cost of certificates of deposit decreasing by 26 basis points to 0.47% primarily the result of our strategy to utilize our excess liquidity, mainly cash, to reduce higher-cost deposits by competing less aggressively on certain deposit interest rates.
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
During the three months ended March 31, 2015, there was no provision for loan losses compared to a recovery of $1.8 million for the three months ended March 31, 2014. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. Net loan charge-offs increased to $675,000 for the three months ended March 31, 2015 compared to $56,000 for the same period last year, however, our overall credit quality continues to improve. Net charge-offs as a percentage of average loans increased to 0.16% for the quarter ended March 31, 2015 from 0.11% for the same period last fiscal year.
See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $1.3 million, or 63.6%, to $3.3 million for the third quarter of fiscal 2015 from $2.0 million for the third quarter of fiscal 2014, primarily due to a $1.1 million, or 179.4%, increase in service charges on deposit accounts related to the increase in the number of deposit accounts as a result of our recent acquisitions.
Noninterest Expense.  Noninterest expense for the quarter ended March 31, 2015 increased $8.6 million, or 64.4%, to $22.0 million compared to $13.4 million for the quarter ended March 31, 2014. This increase was primarily related to a $3.1 million increase in salaries and employee benefits, a $1.2 million increase in merger-related expenses, a $1.1 million increase in net occupancy expense, $935,000 increase in computer services, and an $811,000 increase in amortization of core deposit intangibles, all of which were primarily related to our recent acquisitions. These increases in noninterest expense were partially offset by a $443,000 decrease in REO related expenses for the quarter ended March 31, 2015 compared to the same period last year reflecting the reduction in the number of REO properties held by us and improvement in the real estate markets.
Income Taxes.  The Company's income tax expense was $314,000 for the three months ended March 31, 2015, a decrease of $653,000 compared to $967,000 income tax expense for the three months ended March 31, 2014. The decrease was primarily due to lower taxable income. The Company's effective income tax rate for the quarter ended March 31, 2015 was 21.3%.
Comparison of Results of Operation for the Nine Months Ended March 31, 2015 and 2014
General.  During the nine months ended March 31, 2015, we had net income of $5.5 million compared to $8.8 million for the nine months ended March 31, 2014. The decrease in net income for the first nine months of fiscal 2015 was driven by an increase in merger expenses of $4.7 million to $5.4 million related to recent acquisitions and the additional $4.6 million recovery of loan losses that occurred in the same period last year. On a basic and diluted per share basis, the Company earned $0.28 per share for the first nine months fiscal year 2015, compared to $0.46 per share in 2014. Excluding merger-related expenses and recovery of loan losses, the Company's net income was $8.7 million for the nine months ended March 31, 2015 compared to $6.4 million in the comparative period in 2014. Based on the same exclusions, the Company's diluted earnings per share increased 32.4% to $0.45 from $0.34 per share for the nine months ended March 31, 2015 from the comparative period in 2014.
Net Interest Income. Net interest income was $59.0 million for the nine months ended March 31, 2015 compared to $40.3 million for the nine months ended March 31, 2014. The $18.7 million, or 46.3%, increase was primarily driven by an $18.5 million increase in interest income as average interest-earning assets increased $679.2 million mainly through recent acquisitions to $2.2 billion for the nine months ended March 31, 2015 compared to the same period last year. Net interest margin (on a fully taxable-equivalent basis) for the nine months ended March 31, 2015 decreased six basis points over the same period last year to 3.73%. Excluding the effect of the additional $172.5 million in average FHLB borrowings, which generated $278,000 in net interest income, net interest margin was 3.97%. The amortization of purchase accounting discounts on loans and certificates of deposit of $4.4 million increased the net interest margin (on a fully taxable-equivalent basis) 27 basis points for the nine months ended March 31, 2015.
Average loans increased $421.6 million, or 35.5% to $1.6 billion, which increased gross tax equivalent interest income by $15.7 million or 35.3% from the comparative period in 2014. The corresponding yield decreased by one basis point to 4.97% as new loans originated at lower market rates, payoffs of higher yielding loans, and downward repricing of adjustable rate loans contracted the yield, but was partially offset by $3.7 million in accretion of loan discounts on purchased loans.
The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $257.6 million, or 82.6%, to $570.0 million for the nine months ended March 31, 2015, while the interest and dividend income from those investments increased by $2.5 million compared to the prior fiscal year. The increase in average balance was primarily due to the acquisition of investment securities from the Jefferson and Bank of Commerce mergers, invested funds acquired from the Branch Acquisition, and proceeds from the additional FHLB borrowings.
Interest expense decreased by $196,000, or 4.7% to $4.0 million for the nine months ended March 31, 2015 in comparison to 2014. The average cost of interest-bearing liabilities decreased 18 basis points to 0.30% for the nine months ended March 31, 2015, from 0.48% for the same period one year earlier while average interest-bearing liabilities increased $645.8 million over the same time period as a result of our recent acquisitions and additional FHLB borrowings.
Deposit interest expense decreased $462,000, or 11.1% to $3.7 million for the nine months ended March 31, 2015 compared to $4.2 million for the same period in 2014 primarily as a result of average cost of certificates of deposit decreasing by 29 basis points to 0.50%.
Provision for Loan Losses.  During the nine months ended March 31, 2015 and 2014, there was a recovery of loan losses of $250,000 and $4.8 million, respectively. Net charge offs for the nine months ended March 31, 2015 decreased to $498,000 from $2.0 million for the comparable period in 2014. Net charge-offs as a percentage of average loans decreased to 0.04% for the nine months ended March 31, 2015 from 0.22% for the same period last fiscal year.

See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $2.4 million, or 36.1%, to $8.9 million for the nine months ended March 31, 2015 from $6.5 million for the nine months ended March 31, 2014, primarily due to a $2.2 million, or 110.4%, increase in service charges on deposit accounts related to the increase in the number of deposit accounts as a result of our recent acquisitions.
Noninterest Expense.  Noninterest expense for the nine months ended March 31, 2015 increased $22.0 million, or 57.1%, to $60.7 million compared to $38.6 million for the nine months ended March 31, 2014. This increase was primarily related to a $8.3 million increase in salaries and employee benefits, a $4.7 million increase in merger-related expenses, a $2.5 million increase in net occupancy expense, a $1.7 million increase in computer services, and a $1.6 million increase in amortization of core deposit intangibles, all of which were primarily related to our recent acquisitions. These increases in other expenses were partially offset by a $917,000 decrease in REO related expenses for the nine months ended March 31, 2015 compared to the same period last year.
Income Taxes.  For the nine months ended March 31, 2015, the Company's income tax expense was $2.0 million, compared to an expense of $4.2 million for the nine months ended March 31, 2014. This decrease was due to lower income before taxes, as well as a nonrecurring $962,000 charge incurred in the first quarter of fiscal 2014 related to the decline in value of our deferred tax assets based on decreases in North Carolina's state corporate tax rates. Beginning January 1, 2014, North Carolina's corporate tax rate was reduced from 6.9% to 6.0% and to 5.0% in 2015 with additional reductions to 3.0% in 2017 possible in the event certain state revenue triggers are achieved. The Company's effective income tax rate for the nine months ended March 31, 2015 was 26.8%.
Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business.  We rely on a number of different sources in order to meet our potential liquidity demands.  The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2015, the Bank had an additional borrowing capacity of $152.7 million with the FHLB of Atlanta, a $114.4 million line of credit with the Federal Reserve Bank and a $20.0 million line of credit with another unaffiliated bank. At March 31, 2015, we had $250.0 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At March 31, 2015 brokered deposits totaled $14.5 million, or 0.8% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. The Company's primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2015, the Company (on an unconsolidated basis) had liquid assets of $39.1 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2015, the total approved loan commitments and unused lines of credit outstanding amounted to $74.2 million and $223.2 million, respectively, as compared to $55.4 million and $167.6 million, respectively, as of June 30, 2014. Certificates of deposit scheduled to mature in one year or less at March 31, 2015, totaled $438.3 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During the first nine months of fiscal 2015, cash and cash equivalents increased $248.8 million, or 542.9%, from $45.8 million as of June 30, 2014 to $294.7 million as of March 31, 2015. The increase was primarily attributable to the $310.9 million in cash provided by the Branch Acquisition, net of deposit premium that occurred in the second quarter of fiscal 2015. Cash provided by operating, investing and financing activities was $535,000, $160.5 million and $87.8 million, respectively. Primary sources of cash for the nine months ended March 31, 2015 included $310.9 million from the Branch Acquisition, an increase in other borrowings of $184.8 million and proceeds from the sale and maturities of securities available for sale of $32.2 million. Primary uses of cash during the period included a $92.1 million decrease in deposits (excluding the $422.6 million in deposits acquired from Bank of Commerce and the Branch Acquisition), an increase in loans of $54.8 million, the purchase of certificates of deposit in other banks, net of maturities, of $40.8 million and the purchases of $88.0 million of securities available for sale.

Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.  For the three or nine months ended March 31, 2015, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at March 31, 2015, is as follows (in thousands):

Commitments to make loans	$74,200
Unused lines of credit	223,200
Total loan commitments	$297,400
Capital Resources
At March 31, 2015, stockholder's equity totaled $381.9 million.  HomeTrust Bancshares, Inc. is a bank holding company registered with the FRB.  Bank holding companies are subject to capital adequacy requirements of the FRB under the Bank Holding Company Act of 1956, as amended and the regulations of the FRB.  The Bank, as a national bank is subject to the capital requirements established by the OCC.
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
New Capital Rules. Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), HomeTrust Bank is now subject to new capital requirements adopted by the OCC, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. HomeTrust Bancshares, Inc. and the Bank are required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before they may pay dividends, repurchase shares or pay discretionary bonuses.

The new minimum requirements are a ratio of common equity Tier 1 capital (CET1 capital) to total risk-weighted assets the (“CET1 risk-based ratio”) of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%.

In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to a certain transition period. These changes include the phasing-out of certain instruments as qualifying capital. HomeTrust Bancshares, Inc. and the Bank do not have any of these instruments. Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital, subject to a transition period ending December 31, 2017. CET1 consists of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a transition period ending December 31, 2017. Because of our asset size, we are not considered an advanced approaches banking organization and have elected to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.

The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, HomeTrust Bancshares, Inc. and the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

Under the new standards, in order to be considered well-capitalized, HomeTrust Bank must maintain a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

Capital Ratios. At March 31, 2015, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at March 31, 2015 under the regulations of the OCC.
HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.

As of March 31, 2015
Common Equity Tier I Capital (1)	$337,817	18.12%	$83,911	4.50%	$121,205	6.50%
Tier I Capital (to Total Adjusted Assets)	$337,817	13.08%	$103,269	4.00%	$129,086	5.00%
Tier I Capital (to Risk-weighted Assets)	$337,817	18.12%	$111,882	6.00%	$149,176	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$360,498	19.33%	$149,176	8.00%	$186,470	10.00%

As of June 30, 2014
Tier I Capital (to Total Adjusted Assets)(2)	$303,631	18.03%	$67,378	4.00%	n/a	n/a
Tier I Capital (to Risk-weighted Assets)(2)	$303,631	20.87%	$58,208	4.00%	n/a	n/a
Total Risk-based Capital (to Risk-weighted Assets)(2)	$321,886	22.12%	$116,415	8.00%	n/a	n/a

HomeTrust Bank:

As of March 31, 2015
Common Equity Tier I Capital (1)	$268,394	14.56%	$82,950	4.50%	$119,817	6.50%
Tier I Capital (to Total Adjusted Assets)	$268,394	10.52%	$102,021	4.00%	$127,527	5.00%
Tier I Capital (to Risk-weighted Assets)	$268,394	14.56%	$110,600	6.00%	$147,467	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$290,983	15.79%	$147,467	8.00%	$184,334	10.00%

As of June 30, 2014
Tier I Capital (to Total Adjusted Assets)	$264,041	13.37%	$78,985	4.00%	$98,719	5.00%
Tier I Capital (to Risk-weighted Assets)	$264,041	18.29%	$57,750	4.00%	$86,625	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$282,160	19.54%	$115,501	8.00%	$144,376	10.00%
___________________________________
(1)    New capital ratio effective January 1, 2015, not applicable for earlier periods.
(2)    Certain ratios were not applicable as of June 30, 2014 as the conversion to a national bank charter did not occur until August 25, 2014.

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
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act") as of March 31, 2015, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management.  The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2015, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
The "Litigation" section of Note 8 to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2014 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The table below sets forth information regarding HomeTrust Bancshares' common stock repurchases during the three months ended March 31, 2015.

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1 – January 31, 2015	53,184	$15.72	53,184	956,263
February 1 – February 28, 2015	30,628	15.87	30,628	925,635
March 1 – March 31, 2015	19,880	15.99	19,880	905,755
Total	103,692	$15.82	103,692	905,755
On November 19, 2014 the Company announced that its Board of Directors had authorized the repurchase of up to 1,023,266 shares of the Company's common stock, representing 5% of the Company's outstanding shares. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of March 31, 2015, 117,511 shares were purchased.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: May 8, 2015	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: May 8, 2015	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Purchase and Assumption Agreement, dated as of June 9, 2014, between Bank of America, National Association and HomeTrust Bank	(a)
2.2	Agreement and Plan of Merger, dated as of January 22, 2014, by and between HomeTrust Bancshares, Inc. and Jefferson Bancshares, Inc.	(b)
3.1	Charter of HomeTrust Bancshares, Inc.	(c)
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.'s Junior Participating Preferred Stock, Series A	(d)
3.3	Bylaws of HomeTrust Bancshares, Inc.	(e)
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Registrar and Transfer Company, as Rights Agent	(d)
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	(c)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(f)
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon and Howard L. Sellinger	(c)
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.5	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(c)
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	(c)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(c)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(c)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(c)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(c)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(c)
10.7E	SERP Joinder Agreement for Stan Allen	(c)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(c)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(c)
10.7H	SERP Joinder Agreement for William T. Flynt	(c)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(h)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(c)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(c)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(c)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(c)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(c)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(c)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(c)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(c)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(c)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(c)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(c)
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(n)
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(i)
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(j)
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(j)

10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(j)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(j)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(j)
10.19	Fully Restated Employment Agreement between HomeTrust Bank and Anderson L. Smith	(k)
10.20	Amended and Restated Jefferson Federal Bank Supplemental Executive Retirement Plan	(l)
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(m)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(m)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(m)
10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(m)
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(m)
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(m)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101*	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

__________

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