Form 10-K
period 2015-06-30
HomeTrust Bancshares, Inc.
filed 2015-09-11
CIK 1538263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2015
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
As of September 8, 2015, there were issued and outstanding 19,154,577 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock as of December 31, 2014, was $324.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).

HOMETRUST BANCSHARES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2015

Forward-Looking Statements
Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Office of the Comptroller of the Currency (“OCC”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; increases in premiums for deposit insurance; management’s assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”); changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including this report on Form 10-K.
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
As used throughout this report, the terms “we”, “our”, “us”, “HomeTrust Bancshares” or the “Company” refer to HomeTrust Bancshares, Inc. and its consolidated subsidiaries, including HomeTrust Bank (“HomeTrust” or "Bank") unless the context indicates otherwise.

PART I
Item 1. Business
General
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the savings and loan holding company for HomeTrust Bank in connection with HomeTrust Bank’s conversion from mutual to stock form, which was completed on July 10, 2012 (the “Conversion”). In connection with the Conversion, HomeTrust Bancshares issued an aggregate of 21,160,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $211.6 million. HomeTrust Bancshares received $208.4 million in net proceeds from the stock offering of which $104.2 million or 50% of the net proceeds were contributed to HomeTrust Bank upon completion of the Conversion. On August 25, 2014, HomeTrust Bancshares converted from a savings and loan holding company to a bank holding company and is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”), as a result of HomeTrust Bank converting from a federal savings bank to a national bank with the title, “HomeTrust Bank, National Association.” HomeTrust Bank is regulated by the OCC, its primary federal regulator, and by the Federal Deposit Insurance Corporation (“FDIC”), the insurer of its deposits. HomeTrust Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB” or “FHLB of Atlanta”), which is one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB System”). Our headquarters is located in Asheville, North Carolina.
The Bank was originally formed in 1926, in Clyde, North Carolina, as Clyde Building & Loan Association (later Clyde Savings Bank). As we expanded our geographic footprint and product offerings, our name changed to HomeTrust after rebranding on July 22, 2003.
Between fiscal years 1996 and 2011, Home Trust Bank's board of directors and executive management created a unique partnership between six established banks and one de novo bank, where hometown community banks could combine their financial resources to achieve a shared vision. The original partnership banks included:

•	HomeTrust Bank, since 1926, Asheville, North Carolina

•	Tryon Federal Bank, since 1935, Tryon, North Carolina

•	Shelby Savings Bank, since 1905, Shelby, North Carolina

•	Home Savings Bank, since 1909, Eden, North Carolina

•	Industrial Federal Bank, since 1929, Lexington, North Carolina

•	Cherryville Federal Bank, since 1912, Cherryville, North Carolina

•	Rutherford County Bank, since 2007, Forest City, North Carolina (de novo bank)
Beginning in 2012, executive management implemented a strategic plan that would complement our existing market areas and enhance our ability to achieve positive growth. Between 2013 and 2015, we entered five attractive markets through various acquisitions and new office openings, as well as expanded our product lines. New locations and markets included:

•	BankGreenville Financial Corporation (“BankGreenville”) - one office in Greenville, South Carolina (acquired in July 2013)

•	Jefferson Bancshares, Inc. (“Jefferson”) - 12 offices across East Tennessee (acquired in May 2014)

•	Commercial loan production office ("LPO") in Roanoke, Virginia (opened in July 2014)

•	Bank of Commerce - one office in Charlotte, North Carolina (acquired in July 2014)

•	Ten Bank of America Branch Offices - nine in southwest Virginia, one in Eden, North Carolina (acquired in November 2014)

•	Commercial LPO in Raleigh, North Carolina (opened in November 2014)
By expanding our geographic footprint and hiring local experienced talent, we have built a foundation that allows us to focus on organic growth, while maintaining the community-focused, relationship style of exceptional customer service that has differentiated our brand and characterized our success to date.
Our mission is to create stockholder value by building relationships with our employees, customers, and communities. By building a platform that supports growth and profitability, we are continuing our transition toward becoming a high-performing community bank and delivering on our promise that "It's Just Better Here."

Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in loans secured primarily by first and second mortgages on one-to-four family residences including home equity loans, construction and land/lot loans, commercial real estate loans, construction and development loans, commercial and industrial loans, indirect automobile, and municipal leases. Municipal leases are secured primarily by a ground lease for a firehouse or an equipment lease for fire trucks and firefighting equipment to fire departments located throughout North and South Carolina. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government-sponsored enterprises, as well as, certificates of deposit insured by the FDIC.
We offer a variety of deposit accounts for individuals, businesses and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.
Market Areas
HomeTrust Bank operates in nine metropolitan statistical areas ("MSAs"): Asheville, NC; Charlotte-Concord-Gastonia, NC-SC; Greenville-Anderson-Mauldin, SC; Johnson City, TN; Kingsport-Bristol-Bristol, TN-VA; Knoxville, TN; Morristown, TN, Roanoke, VA, and Raleigh, NC.
Asheville is known for its natural beauty, scenic surroundings, and its vibrant cultural and arts community that parallels that of many larger cities in the United States. It is home to a number of historical attractions, the most prominent of which is the Biltmore Estate, a historic mansion with gardens and a winery that draws approximately one million tourists each year. Due to its scenic location and diverse cultural and historical offerings, the Asheville metropolitan area is a popular destination for tourists, which continues to positively impact our local economy. In addition, affordable housing prices, compared to many bigger cities, combined with the region’s favorable climate have also made the Asheville metropolitan area an increasingly attractive destination for retirees seeking to relocate from other parts of the United States.
Although the recent recession has slowed the region's economic growth somewhat over the past several years, local officials are committed to continuous improvement of the economy. In 2015, Asheville successfully concluded a five-year economic development plan, which brought in over $1 billion in investments from various companies and helped create over 6,300 jobs. Also supporting the economy is the Asheville Regional Airport that transports over 756,000 passengers a year as well as numerous colleges including the University of North Carolina Asheville, Western Carolina University, and Warren Wilson College. The area has several major employers which include: Buncombe County Public Schools, City of Asheville, Mission Health System and Hospital, The Biltmore Company, Ingles Markets, Inc., and the VA Medical Center.
Based on information from the North Carolina Association of Realtors, the average existing home price in the Asheville metropolitan area in June 2015 was $287,352, a 1.1% decrease from June 2014 and a 10.9% increase from June 2013. Existing home sales in the Asheville metropolitan area for June 2015 increased by 18% and 22% as compared to June 2014 and 2013, respectively. Based on information from the U.S. Bureau of Labor Statistics we have set forth below information regarding the unemployment rate in our market areas. In the Asheville metropolitan area, the average unemployment rate in 2015 was 4.7%, a decrease from 4.9% in 2014 and a decrease from 6.3% in 2013.
The Charlotte-Concord-Gastonia, NC-SC metropolitan area is located in both North and South Carolina, within and surrounding the city of Charlotte. Located in the Piedmont region of the Southeastern United States, the Charlotte metropolitan area is well known for its stock car racing history. The region is headquarters to eight Fortune 500 and 15 Fortune 1000 companies, including Bank of America, Duke Energy, Nucor Steel, and Lowe's Home Improvement Stores. Additional headquarters include Harris Teeter, Belk, and Carolinas HealthCare System. The Charlotte MSA is the largest in the Carolinas. Based on information from the North Carolina Association of Realtors, the average existing home price in the Charlotte-Concord-Gastonia, NC-SC metropolitan area in June 2015 was $260,003, a 1% increase from June 2014 and a 8% increase from June 2013. The Charlotte-Concord-Gastonia, NC-SC metropolitan area had a 2014 total population of 2.5 million, an 8.7% increase from 2014 and 2013. The average unemployment rate in the Charlotte-Concord-Gastonia, NC-SC metropolitan area in 2015 was 5.5%, a decrease from 6.1% in 2014, and a decrease from 8.1% in 2013.
The Greenville-Anderson-Mauldin, SC metropolitan area is located in upstate South Carolina, in the foothills of the Blue Ridge Mountains. The MSA had a 2014 total population of 850,965, an increase of 3.1% from 2010, and an increase of 14.6% from 2000. Major employment sectors for the MSA include services, manufacturing, and retail trade. The average unemployment rate in the Greenville-Anderson-Mauldin, SC MSA in 2015 remained unchanged at 5.7% from 2014, and a decrease from 6.2% in 2013.
The Johnson City, TN metropolitan area is an economic hub largely fueled by East Tennessee State University and the medical "Med-Tech" corridor, anchored by the Johnson City Medical Center, Franklin Woods Community Hospital and affiliated facilities. The city’s museums and historical sites include the Hands On! Museum and the Tipton-Haynes State Historic Site, which hosts the annual Bluegrass and Sorghum Making Festival, as well as other seasonal events. The average unemployment rate in the Johnson City, TN metropolitan area in 2015 was 6.2%, a decrease from 7.0% in 2014, and 7.8% in 2013.
The Kingsport-Bristol-Bristol, TN-VA MSA is home to the headquarters of Eastman Chemical Company. The major economic components in Kingsport are healthcare, manufacturing and educational services. The average unemployment rate in the Kingsport-Bristol-Bristol, TN-VA metropolitan statistical area in 2015 was 5.8%, a decrease from 6.6% in 2014, and 7.5% in 2013.
The Knoxville, TN metropolitan area is located where the French Broad and Holston Rivers converge to form the Tennessee River. It is the largest city in East Tennessee and ranks third largest in the state. It is located in a broad valley between the Cumberland Mountains to the northwest and the Great Smoky Mountains to the southeast. The Knoxville area is frequently cited in national surveys as a quality place in which to live. The University of Tennessee calls Knoxville home, with over 27,000 students, making an array of educational and cultural opportunities available to area residents. Affordable housing, health care costs below the national average, a low crime rate, and a pleasant climate and location with nearby lakes and mountains are factors which make Knoxville an attractive place to settle. Major employment sectors in the Knoxville area include government, education, and healthcare. The average unemployment rate in the Knoxville, TN metropolitan area in 2015 was 5.4%, a decrease from 6.3% in 2014 and 6.9% in 2013.
The Morristown, TN metropolitan area includes facilities for numerous Fortune 500 companies including General Electric, International Paper, Alcoa (Howmet), Coca-Cola, Lear Corporation, Pepsi Bottling, NCR Corporation and Colgate-Palmolive. Morristown also includes the facilities of a number of international companies from countries such as Germany, Japan, Sweden, United Kingdom, Italy, Canada and France. Local industries include furniture manufacturing, poultry processing, aircraft parts, healthcare products, and automotive parts. Agriculture including soybeans, corn, livestock and dairy are also significant economic components. Morristown's major job providing segments are healthcare, manufacturing, educational services, furniture and related products, transportation equipment, educational services, and accommodation and food services. The average unemployment rate in the Morristown, TN metropolitan area in 2015 was 6.6%, a decrease from 7.4% in 2014 and 9.5% in 2013.
The Roanoke, VA metropolitan area is located in the Roanoke Valley of western Virginia in the midst of the Blue Ridge and Alleghany Mountains. This 1,874-square mile region is bordered on the west by West Virginia and along the east by the Blue Ridge Mountains. The area is strategically accessible to both the East Coast and Mid-West markets with Interstate 81 passing through the region, Interstate 64 directly north, and Interstate 77 nearby to the south. The Roanoke MSA is the transportation hub of the area with an integrated interstate highway, rail, and air transportation network. Roanoke has the most diverse economy in Virginia and is the cultural and business hub for western Virginia. The Roanoke MSA is home to several large regional banking offices, headquarters of the Fortune 500 retailer Advance Auto, and to several large advanced manufacturing operations, such as those owned by General Electric, ITT Exelis, Dynax America, and Optical Cable Corporation, among others. The Roanoke, VA MSA’s major employment sectors include government, health care and social assistance, retail trade, and manufacturing. The average unemployment rate in the Roanoke, VA metropolitan area in 2015 was 4.9%, a decrease from 5.3% in 2014, and 5.8% in 2013.
The Raleigh, NC metropolitan area is located in the northeast central region of North Carolina. Raleigh is the capital of North Carolina, home to North Carolina State University and central to one of the fastest growing areas in the country - the Research Triangle Park. With its proximity to the Research Triangle Park and several major universities, including the University of North Carolina at Chapel Hill and Duke University, Raleigh has become known for its strengths in technology and innovation. The average unemployment rate in the Raleigh MSA in 2015 was 4.7%, a decrease from 4.9% in 2014 and 6.2% in 2013.
Overall, the job market is improving as shown by the national unemployment rate decreasing to 5.3% in June 2015 compared to 6.1% in 2014. In addition, the state unemployment rates at June 2015 for North Carolina, South Carolina, Tennessee, and Virginia were 5.9%, 6.4%, 5.7%, and 4.8%, respectively. As of June 2014, the state unemployment rates for North Carolina, South Carolina, Tennessee, and Virginia were 6.5%, 5.7%, 7.4%, and 5.4%, respectively.
The Bank has built a strong foundation in the communities we serve and take pride in the role we play. The directors and presidents of each region work with their management team and employees to support local nonprofit and community organizations. Each location helps provide critical services to meet the financial needs of its customers and improve the quality of life for individuals and businesses in its community. Initiatives supporting the core business include affordable housing, education and financial education and building healthy communities. We support these initiatives through both financial and people resources in all of our communities. Collectively, bank employees volunteer thousands of hours annually in their local communities; from helping to build homes to teaching grade school youth how to start healthy savings habits, bank employees are making a positive difference in the lives of others every day.
Competition
We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies, and mortgage bankers. Other savings institutions, commercial banks, credit unions, and finance companies provide vigorous competition in consumer lending. Commercial and industrial loan competition is primarily from local commercial banks. We believe that we compete effectively because we consistently deliver high-quality, personal service to our customers that results in a high level of customer satisfaction. Adding to our competitive advantage is commitment to technological resources, which has expanded our customer service capabilities and increased efficiencies in our lending process.

We attract our deposits through our branch office system. Competition for deposits is principally from other savings institutions, commercial banks, and credit unions located in the same communities, as well as mutual funds and other alternative investments. We believe that we compete for deposits by offering superior service and a variety of deposit accounts at competitive rates. We also have a highly competitive suite of cash management services, online/mobile banking, and internal support expertise specific to the needs of small to mid-sized commercial business customers. Based on the most recent branch deposit data, HomeTrust Bank's deposit market share was:

Location	Rank(1)	Deposit Market Share(1)
North Carolina	18th	0.94%
Asheville MSA	3rd	7.5%
Charlotte/Gastonia	24th	0.04%
South Carolina	73rd	0.09%
Greenville	19th	0.69%
Tennessee	53rd	0.31%
Morristown	1st	22.67%
Johnson City	4th	6.72%
Kingsport-Bristol	9th	2.45%
Knoxville	23rd	0.33%
___________________________________________________________________
(1) Source: FDIC data as of June 30, 2014
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
In addition, the way we create differentiation from our competition to fuel organic growth is by focusing on “HOW” we deliver our products and services. When we promise our customers that "It’s Just Better Here", more than anything, it refers to the care and responsiveness our employees provide to each and every customer.  Teamwork is key to our success. Many of our employees have been a part of HomeTrust Bank for decades, while a significant number of employees have more recently brought their industry knowledge and expertise to us through internal growth and acquisition, reflecting their desire to be a part of a high performing team that works well together to make a difference for customers. Our culture includes relationship training and coaching with respect to banking and adding value to our customers. This “culture model” includes four key principles:

•	making a difference for customers every day is fun and rewarding;

•	success is built on relationships;

•	we must continually add value to relationships with our customers and with each other; and

•	we need to grow ourselves and our ability to make a difference and add value to relationships.
In implementing these principles, the directors, management team, and employees work to support local nonprofit and community organizations and strive to provide critical services to meet the financial needs of its customers and improve the quality of life for individuals and businesses in our communities.  We support affordable housing and education initiatives to help build healthy communities where our partner banks do business through both financial assistance and employees volunteering thousands of hours annually in their local communities. We believe the opportunity to stay close to our customers gives us a unique position in the banking industry as compared to our larger competitors and we are committed to continuing to build strong relationships with our employees, customers and communities for generations to come.

Lending Activities
The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and allowances for losses) at the dates indicated.

	At June 30,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Retail consumer loans:
One-to-four family	$650,750	38.61%	$660,630	44.09%	$602,980	51.69%	$620,486	50.36%	$610,528	45.88%
Home equity - originated	161,204	9.56	148,379	9.90	125,676	10.77	143,052	11.61	156,720	11.78
Home equity - purchased	72,010	4.27	—	—	—	—	—	—	—
Construction and land/lots	45,931	2.73	59,249	3.95	51,546	4.42	53,572	4.35	68,199	5.12
Indirect auto finance	52,494	3.11	8,833	0.59	—	—	—	—	—	—
Consumer	3,708	0.22	6,331	0.42	3,349	0.29	3,819	0.31	4,265	0.32
Total retail consumer loans	986,097	58.50%	883,422	58.95%	783,551	67.17%	820,929	66.63%	839,712	63.10%
Commercial loans:
Commercial real estate	441,620	26.20%	377,769	25.21%	231,086	19.81%	238,644	19.37%	269,449	20.25%
Construction and development	64,573	3.83	56,457	3.78	23,994	2.06	42,362	3.44	79,458	5.97
Commercial and industrial	84,820	5.03	74,435	4.97	11,452	0.98	14,578	1.18	19,250	1.45
Municipal leases	108,574	6.44	106,215	7.09	116,377	9.98	115,516	9.38	122,921	9.23
Total commercial loans	699,587	41.50%	614,876	41.05%	382,909	32.83%	411,100	33.37%	491,078	36.90%
Total loans	1,685,684	100.00%	1,498,298	100.00%	1,166,460	100.00%	1,232,029	100.00%	1,330,790	100.00%
Less:
Deferred fees	23		(1,340)		(2,277)		(2,984)		(4,273)
Allowance for losses	(22,374)		(23,429)		(32,073)		(35,100)		(50,140)
Total loans receivable, net	$1,663,333		$1,473,529		$1,132,110		$1,193,945		$1,276,377

The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and allowances for loan losses) at the dates indicated.

	At June 30,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:	(Dollars in thousands)
Retail consumer loans:
One-to-four family	$351,904	20.9%	$351,155	23.4%	$340,399	29.2%
Home equity - originated	—	—	—	—	711	0.1
Construction and land/lots	32,685	1.9	37,484	2.5	30,163	2.6
Indirect auto finance	52,494	3.1	8,833	0.6	—	—
Consumer	3,658	0.2	6,078	0.4	3,327	0.3
Commercial loans:
Commercial real estate	319,593	19.0	258,272	17.2	167,168	14.3
Construction and development	36,962	2.2	36,070	2.4	15,933	1.4
Commercial and industrial	46,126	2.7	40,606	2.7	8,732	0.7
Municipal leases	108,574	6.5	106,215	7.1	116,377	10.0
Total fixed-rate loans	951,996	56.5%	844,713	56.3%	682,810	58.6%
Adjustable-rate loans:
Retail consumer loans:
One-to-four family	298,846	17.7%	309,475	20.7%	262,581	22.5%
Home equity - originated	161,204	9.6	148,379	9.9	124,965	10.7
Home equity - purchased	72,010	4.3	—	—	—	—
Construction and land/lots	13,246	0.8	21,765	1.4	21,383	1.8
Consumer	50	—	253	—	22	—
Commercial loans:
Commercial real estate	122,027	7.2	119,497	8.0	63,918	5.5
Construction and development	27,611	1.6	20,387	1.4	8,061	0.7
Commercial and industrial	38,694	2.3	33,829	2.3	2,720	0.2
Total adjustable-rate loans	733,688	43.5%	653,585	43.7%	483,650	41.4%
Total loans	1,685,684	100.0%	1,498,298	100.0%	1,166,460	100.0%
Less:
Deferred fees, net	23		(1,340)		(2,277)
Allowance for losses	(22,374)		(23,429)		(32,073)
Total loans receivable, net	$1,663,333		$1,473,529		$1,132,110
The increase in loans since 2013 was primarily due to acquisitions and the purchase of home equity loans beginning in November 2014. For further discussion, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report.

Loan Maturity.  The following table sets forth certain information at June 30, 2015 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Retail Consumer
	Due During Years Ending June 30,
	2016	2017	2018	2019 and 2020	2021 to 2024	2025 to 2029	2030 and following	Total
	(Dollars in thousands)
One-to-four family
Amount	$18,110	9,374	13,389	29,321	84,733	111,504	384,319	$650,750
Weighted Average Rate	5.12%	5.48%	5.04%	4.88%	4.14%	3.92%	4.39%	4.35%
Home equity - originated
Amount	$2,234	3,450	10,043	17,389	61,484	38,609	27,995	$161,204
Weighted Average Rate	4.03%	3.85%	3.97%	4.57%	4.09%	4.03%	2.97%	3.92%
Home equity - purchased
Amount	$—	—	—	—	—	—	72,010	$72,010
Weighted Average Rate	—%	—%	—%	—%	—%	—%	3.00%	3.00%
Construction and land/lots
Amount	$1,239	530	449	1,258	4,445	11,260	26,750	$45,931
Weighted Average Rate	5.59%	6.76%	6.75%	6.30%	5.93%	5.92%	4.07%	4.86%
Indirect auto finance
Amount	$1	79	715	10,298	41,401	—	—	$52,494
Weighted Average Rate	3.99%	3.24%	3.43%	3.43%	3.02%	—%	—%	3.11%
Consumer
Amount	$355	593	819	704	161	249	827	$3,708
Weighted Average Rate	5.21%	5.48%	5.13%	4.20%	4.19%	4.47%	17.43%	6.68%

	Commercial Loans
	Due During Years Ending June 30,
	2016	2017	2018	2019 and 2020	2021 to 2024	2025 to 2029	2030 and following	Total
	(Dollars in thousands)
Commercial real estate
Amount	38,668	38,263	62,890	177,369	70,905	33,116	20,409	$441,620
Weighted Average Rate	5.38%	4.68%	4.36%	4.14%	4.37%	4.25%	4.42%	4.39%
Construction and development
Amount	29,432	7,437	9,138	13,563	3,326	1,677	—	$64,573
Weighted Average Rate	4.47%	4.17%	4.47%	3.94%	4.39%	4.09%	—%	4.31%
Commercial and industrial
Amount	27,976	8,157	10,510	19,626	8,697	2,131	7,723	$84,820
Weighted Average Rate	4.32%	4.61%	4.43%	4.05%	3.94%	2.70%	4.57%	4.23%
Municipal leases(1)
Amount	732	894	2,074	9,272	16,613	43,435	35,554	$108,574
Weighted Average Rate	7.50%	7.23%	7.42%	5.35%	6.31%	6.84%	6.84%	6.65%

	Total
	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending June 30,
2016	$118,747	4.85%
2017	68,777	4.74
2018	110,027	4.49
2019 and 2020	278,800	4.29
2021 to 2024	291,765	4.31
2025 to 2029	241,981	4.58
2030 and following	575,587	4.30
Total	$1,685,684	4.41%
_________________________________________________________

(1)	The weighted average rate of municipal loans is adjusted for a 34% federal income tax rate since the interest income from these leases is tax exempt.
The total amount of loans due after June 30, 2016, which have predetermined interest rates is $895.9 million, while the total amount of loans due after such dates which have adjustable interest rates is $671.0 million.
Lending Authority.  Residential real estate loans up to $750,000 may be approved at varying levels by certain officers of the Bank. Our Chief Credit Officer may approve loans up to $5.0 million. Loan relationships in excess of $5.0 million in total credit exposure must be approved by our Senior Loan Committee. Loans outside our general underwriting guidelines generally must be approved by the Chief Credit Officer, Chief Banking Officer, a Senior Credit Officer, or Mortgage Fulfillment Manager for residential loans. Certain other bank officers may approve loans outside of our general underwriting guidelines on a limited basis and generally at a lower amount. Lending authority is also granted to certain other bank officers at lower amounts, generally up to $500,000 in total credit exposure for real estate secured loan relationships, provided the loan does not have a Criticized or Classified risk grade.
Beginning in fiscal 2008, we implemented more stringent underwriting policies and procedures related to residential lending which we have maintained and continuously update to ensure originations meet both our investment and asset quality objectives. The additional emphasis on a borrower’s ongoing ability to repay a loan by requiring lower debt to income ratios, higher credit scores, and lower loan to value ratios has increased our overall asset quality. By adhering to these stringent policies and procedures the percentage of one-to-four family residential loans and home equity lines of credit made to borrowers with a credit score greater than 675 has increased to 95.1% in fiscal 2015 from 78.6% during fiscal 2007.
At June 30, 2015, the maximum amount under federal regulation that we could lend to any one borrower and the borrower’s related entities was approximately $44.2 million. Our five largest lending relationships are with commercial borrowers and totaled approximately $50.9 million in the aggregate, or 3.0% of our $1.69 billion net loan portfolio at June 30, 2015. The largest lending relationship at June 30, 2015 consisted of 19 loans totaling approximately $14.5 million. The largest loan in this relationship had an outstanding balance of $2.8 million as of June 30, 2015 and was secured by a non-owner-occupied retail property located in Buncombe County, NC. The remaining relationship exposure primarily consisted of various non-owner-occupied commercial real estate properties located throughout Buncombe County, and owner-occupied residential property located in Buncombe County, NC. At June 30, 2015 these loans were performing in accordance with their original repayment terms.
The second largest lending relationship at June 30, 2015 was approximately $12.1 million consisting of nine loans. The largest loan in this relationship at June 30, 2015 was $4.2 million and was secured by multifamily property located in Sullivan County, TN. The remaining relationship exposure primarily consisted of multi-family property located in eastern Tennessee. At June 30, 2015 these loans were performing in accordance with their original repayment terms.
The third largest lending relationship at June 30, 2015 was approximately $11.4 million to a local borrower in East Tennessee consisting of three loans, the largest of which is a $4.4 million loan secured by a multi-tenant medical and retail property located in Marion County, TN. The remaining loans are secured by a nursing home and medical facility located in California. At June 30, 2015, all loans in the relationship were performing in accordance with their original repayment terms.
The fourth largest lending relationship at June 30, 2015 was approximately $6.6 million consisting of six loans, the largest of which was a $2.3 million loan secured by three non-owner-occupied commercial properties located in Mecklenburg County, NC. At June 30, 2015, all loans in the relationship were performing in accordance with their original repayment terms.
The fifth largest lending relationship at June 30, 2015 was approximately $6.3 million consisting of two leases, the largest of which was a $3.3 million lease secured by two fire substations, two fire trucks and affiliated machinery and equipment, land, and two squad trucks. The remaining lease is secured by three fire station buildings, a heavy rescue vehicle, two fire trucks, and affiliated machinery and equipment. All collateral is located in Chatham County, NC. As of June 30, 2015 these leases were performing in accordance with their original repayment terms.

Retail Consumer Loans
One-to-Four Family Real Estate Lending. We originate loans secured by first mortgages on one-to-four family residences typically for the purchase or refinance of owner-occupied primary or secondary residences located primarily in our market areas. We originate one-to-four family residential mortgage loans primarily through referrals from real estate agents, builders, and from existing customers. Walk-in customers are also important sources of loan originations. At June 30, 2015, $650.8 million, or 38.6%, of our loan portfolio consisted of loans secured by one-to-four family residences.
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
The majority of our one-to-four family residential loans are originated with fixed rates and have terms of ten to 30 years. At June 30, 2015 our one-to-four family residential loan portfolio included $351.9 million in fixed rate loans, of which $64.7 million were ten year fixed rate loans. We generally originate fixed rate mortgage loans with terms greater than fifteen years for sale to various secondary market investors on a servicing released basis. We also originate adjustable-rate mortgage, or ARM, loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin. Most of our ARM loans are hybrid loans, which after an initial fixed rate period of one, five, or seven years will convert to an annual adjustable interest rate for the remaining term of the loan. Our ARM loans have terms up to 30 years. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our asset/liability management objectives. Our ARM loans generally have a floor interest rate set at the initial interest rate, and a cap of two percentage points on rate adjustments during any one year and six percentage points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.
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
Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average size of our one-to-four family residential loans was $105,500 at June 30, 2015.
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
Property appraisals on real estate securing our one-to-four family loans in excess of $250,000 that are not originated for sale are made by a state-licensed or state-certified independent appraiser approved by the board of directors. Appraisals are performed in accordance with applicable regulations and policies. For loans that are less than $250,000, we may use the tax assessed value, broker price opinions, and/or a property inspection in lieu of an appraisal. We generally require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to-four family loans. We do not originate permanent one-to-four family mortgage loans with a negatively amortizing payment schedule, and currently do not offer interest-only mortgage loans. We have not typically originated stated income or low or no documentation one-to-four family loans. At June 30, 2015, $10.7 million of our one-to-four family loans were interest-only.
At June 30, 2015, $98.0 million of our one-to-four family loan portfolio consisted of loans secured by non-owner occupied residential properties. Loans secured by residential rental properties represent a unique credit risk to us and, as a result, we adhere to specific underwriting guidelines for such loans. Additionally, we have established specific loan portfolio concentration limits for loans secured by residential rental property to prevent excessive credit risk that could result from an elevated concentration of these loans. A primary risk factor in non-owner occupied residential real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the successful operation and management of the properties, as well as, the ability of tenants to pay rent. As a result, repayment of such loans may be subject to adverse economic conditions and unemployment trends, and may be sensitive to changes in the supply and demand for such properties. We consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases. We periodically monitor the performance and cash flow sufficiency of certain residential rental property borrowers based on a number of factors such as loan performance, loan size, total borrower credit exposure, and risk grade.
Home Equity Lines of Credit.  Our originated home equity lines of credit ("HELOCs"), consisting of adjustable-rate lines of credit, have been the second largest component of our retail loan portfolio over the past several years. At June 30, 2015, HELOCs-originated totaled $161.2 million or 9.6% of our loan portfolio of which $76.8 million was secured by a first lien on owner-occupied residential property. The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, typically up to 85% of the value of the property securing the loan (less any prior mortgage loans) with an adjustable-rate of interest based on The Wall Street Journal prime rate plus a margin. Currently, our home equity line of credit floor interest rate is dependent on the overall loan to value, and has a cap of 18% above the floor rate over the life of the loan. Originated HELOCs generally have up to a 15-year draw period and amounts may be reborrowed after payment at any time during the draw period. Once the draw period has lapsed, the payment is amortized over a 15-year period based on the loan balance at that time. At June 30, 2015, unfunded commitments on these lines of credit totaled $174.9 million.
Our underwriting standards for originated HELOCs are similar to our one-to-four family loan underwriting standards and include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.
In December 2014, the Company began purchasing HELOCs originated by other financial institutions. At June 30, 2015, HELOCs-purchased totaled $72.0 million or 4.3% of our loan portfolio. Unfunded commitments on these lines of credit were $5.8 million at June 30, 2015. The credit risk characteristics are different for these loans since they were not originated by the Company and the collateral is located outside the Company’s market area, primarily in several western states. All of these loans were originated in 2012 or later and had an average FICO score of 772 and loan to values of less than 90% at origination. The Company has established an allowance for loan losses based on the historical losses in the states where these loans were originated. The Company will monitor the performance of these loans and adjust the allowance for loan losses as necessary.
HELOCs generally entail greater risk than do one-to-four family residential mortgage loans where we are in the first lien position. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.
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
At June 30, 2015, our construction and land/lot loan portfolio was $45.9 million compared to $59.2 million at June 30, 2014. At June 30, 2015, unfunded loan commitments totaled $27.0 million, compared to $25.2 million at June 30, 2014. Construction-to-permanent loans are made for the construction of a one-to-four family property which is intended to be occupied by the borrower as either a primary or secondary residence. Construction-to-permanent loans are originated to the homeowner rather than the homebuilder and are structured to be converted to a first lien fixed- or adjustable-rate permanent loan at the completion of the construction phase. We do not originate construction phase only or junior lien construction-to-permanent loans. The permanent loan is generally underwritten to the same standards as our one-to-four family residential loans and may be held by us for portfolio investment or sold in the secondary market. At June 30, 2015 our construction-to-permanent loans totaled $22.1 million and the average loan size was $131,000. During the construction phase, which typically lasts for six to 12 months, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed based on a percentage of completion. Construction-to-permanent loans require payment of interest only during the construction phase. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. Construction loans may be originated up to 95% of the cost or of the appraised value upon completion, whichever is less; however, we generally do not originate construction loans which exceed the lower of 80% loan to cost or appraised value without securing adequate private mortgage insurance or other form of credit enhancement such as the Federal Housing Administration or other governmental guarantee. We also require general liability, builder’s risk hazard insurance, title insurance, and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) on all construction loans. Subject to market conditions, we expect this type of lending to continue and grow as the economy improves. At June 30, 2015, the largest construction to permanent loan had an outstanding balance of $559,000 and was performing according to the original repayment terms.
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
Land/lot loans are typically originated in an amount up to 70% of the lower of the purchase price or appraisal, are secured by a first lien on the property, for up to a 20-year term, require payments of interest only and are structured with an adjustable rate of interest on terms similar to our one-to-four family residential mortgage loans. At June 30, 2015, our land/lot loans totaled $23.8 million and the average land/lot loan size was $60,000. At June 30, 2015, the largest land/lot loan had an outstanding balance of $736,000 and was performing according to the original repayment terms.

Construction and land/lot lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than the rates and fees generated by our one-to-four family permanent mortgage lending. Construction/permanent loans, however, generally involve a higher degree of risk than our one-to-four family permanent mortgage lending. If our appraisal of the value of the completed residence proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction and may incur a loss. Land/lot loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly impacted by supply and demand conditions.
Indirect Auto Finance. During the middle of fiscal year 2014, we added an indirect auto finance line of business. As June 30, 2015, our indirect auto finance installment contracts totaled $52.5 million, or 3.1% of our total loan portfolio. As an indirect lender, we market to automobile dealerships, both manufacturer franchised dealerships and independent dealerships, and provide automotive financing through installment contracts on new and used vehicles from 54 auto dealerships located in western North Carolina and upstate South Carolina. Working with strong dealerships within our market area provides us with the opportunity to actively deepen customer relationships through cross-selling opportunities, as 90.8% of our indirect auto finance loans are originated to noncustomers.
The dealers are compensated via an industry standard commission, known as dealer reserve, on marked-up interest rates or from flat rate commission amounts. Our auto finance sales team uses purchased industry data to provide quantitative analysis of dealer sales history to target strong dealerships as the starting point of building long lasting, successful relationships. Local, quick decisions, broad hour coverage, personalized customer service, and prompt contract funding are keys to our success in this competitive line of business. Additionally, our process has been designed to integrate with existing dealership practices, utilize an industry leading decision engine, which provides our internal underwriters with the tools needed to respond quickly to loans meeting our credit policy criteria. Our underwriting procedures for indirect auto loans include an evaluation of an applicant's credit profile along with certain applicant specific characteristics to arrive at an estimate of the associated credit risk. Additionally, internal underwriters may also verify an applicant's employment income and/or residency or where appropriate, verify an applicant's payment history directly with the applicant's creditors. We will also generally verify receipt of the automobile and other information directly with the borrower.
Indirect auto finance customers receive a fixed rate loan in an amount and at an interest rate that is commensurate to their FICO credit score, consumer payment credit history, loan term, and based on our underwriting procedures. The amount financed by us will generally be up to the full sales price of the vehicle plus sales tax, dealer preparation fees, license fees and title fees, plus the cost of service and warranty contracts and "GAP" insurance coverage obtained in connection with the vehicle or the financing (such amounts in addition to the sales price, collectively the "Additional Vehicle Costs"), Accordingly, the amount financed by us generally may exceed, depending on the credit score and applicant’s profile, in the case of new vehicles, the manufacturer's suggested retail price of the financed vehicle and the Additional Vehicle Costs. In the case of used vehicles, if the applicant meets our creditworthiness criteria, the amount financed may exceed the vehicle's value as assigned by one of the two standard reference sources of used cars and the Additional Vehicle Costs.

Our indirect auto portfolio at June 30, 2015, consisted of 2,242 installment loan contracts with weighted-average contract rates of 4.11%, an average FICO credit score of 740, and an average loan to value ratio of 113.47% based on wholesale dealer invoice on new cars and the "Black Book” for used cars. Approximately 93% were originated through manufacturer franchised dealerships and approximately 7% were originated through independent dealerships; 56% were contracts on new vehicles and 44% were contracts on used vehicles. The loan term is averaging 71 months which is comparable to national auto industry data.

Because our primary focus for indirect auto loans is on the credit quality of the customer rather than the value of the collateral, the collectability of an indirect auto loan is more likely than a single-family first mortgage loan to be affected by adverse personal circumstances. We rely on the borrower's continuing financial stability, rather than on the value of the vehicle, for the repayment of an indirect auto loan. Because automobiles usually rapidly depreciate in value, it is unlikely that a repossessed vehicle will cover repayment of the outstanding loan balance.
Consumer Lending.  Our consumer loans consist of loans secured by deposits accounts or personal property such as automobiles, boats, and motorcycles, as well as unsecured consumer debt. At June 30, 2015, our consumer loans totaled $3.7 million, or 0.2% of our loan portfolio. We originate our consumer loans primarily in our market areas.
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
Consumer loans generally entail greater risk than do one-to-four family residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Loans
Commercial Real Estate Lending.  We originate commercial real estate loans, including loans secured by hotels, office space, office/warehouse, retail strip centers, vehicle dealerships, mini-storage facilities, medical and professional buildings, retail sites, and churches located in our market areas. As of June 30, 2015, $441.6 million or 26.2% of our total loan portfolio was secured by commercial real estate property, including multifamily loans totaling $43.1 million, or 2.6% of our total loan portfolio. Of that amount, $182.6 million was identified as owner occupied commercial real estate, and the remainder of $259.0 million was secured by income producing, or non-owner-occupied commercial real estate. Commercial real estate loans generally are priced at a higher rate of interest than one-to-four family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one-to-four family residential loans. Often payments on loans secured by commercial or multi-family properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.
The average outstanding loan size in our commercial real estate portfolio was $357,000 as of June 30, 2015. Given the Bank’s recent expansions into new mid-sized metropolitan areas, the Bank’s commercial focus is on developing and fostering strong banking relationships with small to mid-size clients within our market area. At June 30, 2015, the largest commercial real estate loan in our portfolio was to a local borrower in East Tennessee for $4.1 million, secured by a renovated nursing home located in Sacramento, California. Our largest multi-family loan as of June 30, 2015 was a brick townhouse complex on approximately 11 acres in Morristown, Tennessee with an outstanding balance of $4.3 million. Both of these loans were performing according to their original repayment terms as of June 30, 2015.
We offer both fixed- and adjustable-rate commercial real estate loans. Our commercial real estate mortgage loans generally include a balloon maturity of five years or less. Amortization terms are generally limited to 20 years. Adjustable rate based loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, plus or minus an interest rate margin and rates generally adjust daily. The maximum loan to value ratio for commercial real estate loans is generally up to 80% on purchases and refinances. We require appraisals of all non-owner occupied commercial real estate securing loans in excess of $250,000, and all owner-occupied commercial real estate securing loans in excess of $500,000, performed by independent appraisers. For loans less than these amounts, we may use the tax assessed value, broker price opinions, and/or a property inspection in lieu of an appraisal.
If we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Further, our commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our retail loan portfolios.
Construction and Development Lending. For many years, we had been an active originator of commercial real estate construction loans in our market areas to builders; however, as housing markets weakened in recent years we significantly reduced our origination of new construction and development loans. Our construction and development loans are predominately for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes and for the future construction of speculative one-to-four family or commercial real estate. We also originate construction loans for the development of business properties and multi-family dwellings.
Over the past five years, we have worked diligently to manage and reduce our exposure to construction and development loans. At June 30, 2015, our construction and development loans totaled $64.6 million, or 3.8% of our total loan portfolio. Most of the construction and development portfolio is from acquisitions over the past two years and these loans are reviewed quarterly. For more information, see "Summary of Significant Accounting Policies - Acquired Loans" in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. At June 30, 2015, $24.4 million or 37.8% of our construction and development loans required interest-only payments. A minimal amount of these construction loans provide for interest payments to be paid out of an interest reserve, which is established in connection with the origination of the loan pursuant to which we will fund the borrower's monthly interest payments and add the payments to the outstanding principal balance of the loan. Unfunded commitments at June 30, 2015 totaled $17.0 million compared to $1.9 million at June 30, 2014 and $2.3 million at June 30, 2013. We have reduced the origination of new speculative construction and development loans related to residential properties to select borrowers with whom we have long-standing lending relationships. Currently, only the board of directors and certain senior officers are authorized to approve speculative one-to-four family construction loans or loans for the development of land into residential lots.
Since fiscal 2009 we have not originated a significant amount of builder construction loans to fund the speculative construction of one-to-four family residential properties. These homes typically have an average price ranging from $200,000 to $500,000. Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either us or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to fund the debt service on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant period of time after the completion of construction, until a home buyer is identified. Loans to finance the construction of speculative single-family homes and subdivisions were generally offered to experienced builders in our primary market areas. All builders are qualified using the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and sale of the project. These loans require payment of interest-only during the construction phase. At June 30, 2015, loans for the speculative construction of single family properties totaled $8.7 million compared to $5.1 million at June 30, 2014. At June 30, 2015, we had one borrower with an aggregate outstanding loan balance of $1.4 million and secured by properties located in our market areas. At June 30, 2015, no speculative construction loans were on non-accrual status.
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
Land acquisition and development loans are generally secured by property in our primary market areas. In addition, these loans are secured by a first lien on the property, are generally limited up to 65% of the lower of the acquisition price or the appraised value of the land and generally have a maximum amortization term of ten years with a balloon maturity of up to three years. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste. At June 30, 2015, our land acquisition and development loans in our commercial construction and development portfolio totaled $34.5 million. The largest land acquisition and development loan had an outstanding balance at June 30, 2015 of $2.0 million and was performing according to its repayment terms. The subject loan is secured by property located in Woolwine, VA. At June 30, 2015, 15 land acquisition and development loans totaling $3.5 million were on non-accrual status.
We have made construction loans for commercial development projects. These projects include multi-family, apartment, retail, office/warehouse and office buildings. We generally do not originate commercial real estate construction loans without a satisfactory permanent financing (“take-out”) commitment or non-contingent arm’s length purchase contract from a reputable lender or qualified purchaser. Commercial construction and construction to permanent loans are offered on an adjustable interest rate or fixed interest rate basis. Adjustable interest rate based loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, plus or minus an interest rate margin. The initial construction period is generally limited to 12 months from the date of origination, and amortization terms are generally limited to 20 years; however, amortization terms of up to 25 years may be available for certain property types based on elevated underwriting and qualification criteria. Construction to permanent loans generally include a balloon maturity of five years or less; however, balloon maturities of greater than five years are allowed on a limited basis depending on factors such as property type, amortization term, lease terms, pricing, or the availability of credit enhancements. Construction loan proceeds are disbursed commensurate with the percentage of completion of work in place, as documented by periodic internal or third party inspections. The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised post-construction value. Disbursement of funds is at our sole discretion and is based on the progress of construction. At June 30, 2015 we had $23.8 million of non-residential construction loans included in our commercial construction and development loan portfolio.
We require all real estate securing construction and development loans to be appraised by an independent Bank-approved state-licensed or state-certified real estate appraiser. General liability, builder’s risk hazard insurance, title insurance, and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) are also required on all construction and development loans.
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
Commercial and Industrial Loans.  We typically offer commercial and industrial loans to small businesses located in our primary market areas. These loans are primarily originated as conventional loans to business borrowers, which include lines of credit, term loans, and letters of credit. These loans are typically secured by collateral and are used for general business purposes, including working capital financing, equipment financing, capital investment, and general investments. Loan terms vary from typically one to five years. The interest rates on such loans are either fixed rate or adjustable rate indexed to The Wall Street Journal prime rate plus a margin. Inherent with our extension of business credit is the business deposit relationship which frequently includes multiple accounts and related services from which we realize low cost deposits plus service and ancillary fee income.
Commercial and industrial loans typically have shorter maturity terms and higher interest rates than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market areas. At June 30, 2015, commercial and industrial loans totaled $84.8 million, which represented 5.0% of our total loan portfolio. Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.
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
At June 30, 2015, municipal leases totaled $108.6 million, which represented 6.4% of our total loan portfolio. At that date, $46.1 million, or 42.5% of our municipal leases were secured by fire trucks, $22.5 million, or 20.7%, were secured by firehouses, $38.7 million or 35.6%, were secured by both, with the remaining $1.3 million or 1.2% secured by miscellaneous firefighting equipment. At June 30, 2015, the average outstanding municipal lease size was $339,000. These loans are our highest yielding loans since the interest earned is tax-exempt, and this portfolio has the lowest delinquency rate of any of our loan types.
Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for such purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2015, $3.0 million of our municipal leases contained a non-appropriation clause.
Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market area. Demand is affected by competition and the interest rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. We do not generally purchase loans or loan participations except for municipal leases and HELOCs. We actively sell the majority of our long-term fixed-rate residential first mortgage loans to the secondary market at the time of origination and retain our adjustable-rate residential mortgages and fixed-rate mortgages with terms to maturity less than 15 years and other consumer and commercial loans. During the years ended June 30, 2015 and 2014 we sold $74.4 million and $73.5 million, respectively, in whole loans to the secondary market. We release the servicing on the loans we sell into the secondary market. Loans are generally sold on a non-recourse basis.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Years Ended June 30,
	2015	2014	2013
Originations:(1)
Retail consumer:	(In thousands)
One-to-four family	$163,652	$141,743	$347,925
Home equity - originated	46,728	30,030	13,716
Construction and land/lots	49,689	49,455	35,907
Indirect auto finance	53,010	9,598	—
Consumer	3,113	3,294	2,123
Commercial loans:
Commercial real estate	112,349	35,773	28,649
Construction and development	47,955	13,389	3,971
Commercial and industrial	34,583	18,960	4,013
Total loans originated	$511,079	$302,242	$436,304
Purchases:
Retail consumer:
Home equity - purchased	$79,039	$—	$—
Commercial loans:
Commercial real estate	648	330	205
Municipal leases	15,282	15,814	23,540
Loans acquired through business combination	87,529	377,093	—
Total loans purchased or acquired	$182,498	$393,237	$23,745
Sales and repayments:
Retail consumer:
One-to-four family sales	$73,474	$85,829	$227,117
Home equity - originated	—	117	141
Construction and land/lots	—	219	—
Consumer	—	27	—
Commercial loans:
Commercial real estate	6,386	427	827
Construction and development	805	213	500
Commercial and industrial	594	—	—
Total sales	81,259	86,832	228,585
Principal repayments	420,232	284,535	297,033
Total reductions	$501,491	$371,367	$525,618
Net increase (decrease)	$192,086	$324,112	$(65,569)
________________________________________________

(1)	Originations include loans originated for sale of $74.4 million, $73.5 million, and $227.1 million for years ended June 30, 2015, 2014, and 2013, respectively.
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

Delinquent consumer loans are handled in a similar manner, except that late notices are sent within 30 days after the due date. Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws, as well as, other applicable laws and the determination by us that it would be beneficial from a cost basis.
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
The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 2015.

	Loans Delinquent For:
							Total Loans Delinquent
	30-89 Days			90 Days and Over			30 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Retail consumer loans:
One-to-four family	71	$5,548	0.85%	68	$8,261	1.27%	139	$13,809	2.12%
Home equity - originated	14	695	0.43	19	808	0.50	33	1,503	0.93
Home equity - purchased	—	—	—	—	—	—	—	—	—
Construction and land/lots	2	102	0.22	7	307	0.67	9	409	0.89
Indirect auto finance	—	—	—	1	—	—	1	—	—
Consumer	4	23	0.62	20	2	0.05	24	25	0.67
Commercial loans:
Commercial real estate	15	2,758	0.62	16	4,636	1.05	31	7,394	1.67
Construction and development	4	166	0.26	12	2,992	4.63	16	3,158	4.89
Commercial and industrial	8	439	0.52	37	2,898	3.42	45	3,337	3.93
Municipal leases	1	202	0.19	—	—	—	1	202	0.19
Total	119	$9,933	0.59%	180	$19,904	1.18%	299	$29,837	1.77%
Nonperforming Assets.  Nonperforming assets were $31.9 million, or 1.15%, of total assets at June 30, 2015, compared to $52.6 million, or 2.53%, at June 30, 2014.
Over the past several years we have significantly improved our risk profile by aggressively managing and reducing our problem assets, and our total construction and development loans outstanding have declined substantially. We continue to believe our level of nonperforming assets is manageable, and we believe that we have sufficient capital and human resources to manage the collection of our one-to-four family residential construction and related land and land development loans and other nonperforming assets in an orderly fashion. However, our operating results could be adversely impacted if we are unable to significantly manage our nonperforming assets.
Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. Troubled debt restructurings are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. During the fiscal year ended June 30, 2015, 46 loans for $6.3 million were modified from their original terms and were identified in our asset quality reports as a troubled debt restructuring. This compares to 37 loans for $3.3 million that were modified in the fiscal year ended June 30, 2014. As of June 30, 2015, the outstanding balance of troubled debt restructured loans was $31.0 million, comprised of 289 loans as compared to $37.8 million comprised of 296 loans at June 30, 2014.
Once a nonaccruing troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, the troubled debt restructuring is removed from nonaccrual status. At June 30, 2015, $7.6 million of troubled debt restructurings were classified as nonaccrual, including $2.4 million of construction and development loans. As of June 30, 2015, $21.9 million or 57.9% of the restructured loans have a current payment status as compared to $22.2 million or 58.7% at June 30, 2014. Performing troubled debt restructurings decreased $288,000 or 1.3%, from June 30, 2014 to June 30, 2015. The table below sets forth the amounts and categories of nonperforming assets.

	At June 30,
	2015	2014	2013	2012	2011
Nonaccruing loans:(1) Retail consumer loans:	(In thousands)
One-to-four family	$10,523	$14,917	$29,811	$27,659	$17,821
Home equity - originated	1,856	2,749	3,793	4,781	2,536
Home equity - purchased	—	—	—	—	—
Construction and land/lots	465	443	2,172	3,437	2,766
Indirect auto finance	—	—	—	—	—
Consumer	49	27	42	76	23
Commercial loans:
Commercial real estate	5,103	12,953	21,149	15,008	8,197
Construction and development	3,461	5,697	10,172	12,583	16,620
Commercial and industrial	3,081	1,134	1,422	637	40
Municipal leases	316	—	—	—	474
Total nonaccruing loans	24,854	37,920	68,561	64,181	48,477
Real Estate Owned assets:
Retail consumer loans:
One-to-four family	1,613	3,876	4,276	7,297	4,299
Home equity - originated	20	627	642	—	32
Home equity - purchased	—	—	—	—	—
Construction and land/lots	1,096	1,613	1,861	1,616	1,326
Indirect auto finance	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial loans:
Commercial real estate	978	3,820	2,016	2,449	2,023
Construction and development	3,317	4,725	2,943	4,768	6,177
Commercial and industrial	—	—	—	—	—
Municipal leases	—	—	—	—	—
Total foreclosed assets	7,024	14,661	11,738	16,130	13,857
Total nonperforming assets	$31,878	$52,581	$80,299	$80,311	$62,334
Total nonperforming assets as a percentage of total assets	1.15%	2.53%	5.07%	4.67%	3.81%
Performing Troubled Debt Restructurings	$21,891	$22,179	$14,012	$20,588	$49,379
_______________________________________

(1)
Purchased credit impaired ("PCI") loans totaling $8,158 at June 30, 2015 and $9,091 at June 30, 2014 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. There were no PCI loans prior to 2014.

For the years ended June 30, 2015 and 2014, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $2.0 million and $3.2 million, respectively. The amount that was included in interest income on such loans was $2.7 million and $3.0 million, respectively. At June 30, 2015, $48.4 million in nonaccruing loans were individually evaluated for impairment; $1.9 million of the allowance for loan losses was allocated to these individually impaired loans at period-end. A loan is impaired when it is probable, based on current information and events, that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreements. Troubled debt restructurings are also considered impaired. Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.
We record real estate owned ("REO") (property acquired through a lending relationship) at fair value less cost to sell on a non-recurring basis. All REO properties are recorded at amounts which are equal to the lower of the related loan balance or the fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the years ended June 30, 2015 and 2014, we recognized $406,000 and $581,000, respectively, of REO impairment charges.
Within our nonaccruing loans, as of June 30, 2015 we had a total of four nonaccrual lending relationships, each with aggregate loan exposures in excess of $1.0 million that collectively comprised $7.1 million, or 28.4% of our total nonaccruing loans. The single largest relationship was $2.2 million at that date. Our nonaccruing loan exposures in excess of $1.0 million are included in the following table (dollars in thousands):

Amount	Percent of Total Nonaccruing Loans	Collateral Securing the Indebtedness	Geographic Location
$2,178	8.76%	1st Lien on business equipment	Sullivan County, TN
2,039	8.20	1st Lien on improved commercial land	Buncombe County, NC
1,357	5.46	1st Lien on non-owner occupied medical office commercial real estate	Cleveland County, NC
1,486	5.98	1st Lien on non-owner occupied commercial real estate and 1-4 family residential real estate	Transylvania and Buncombe County, NC
$7,060	28.40%
At June 30, 2015, we had $7.0 million of REO, the largest of which is $877,000 related to a commercial/residential construction and development project located in Duncan, SC. The second and third largest REO properties are undeveloped land in Anderson County, TN and Lake Toxaway, NC with book values of $756,000 and $357,000, respectively. At June 30, 2015 all other REO properties have individual book values of less than $350,000.
REO decreased $7.6 million, to $7.0 million at June 30, 2015 primarily due to the sale of $9.7 million in REO, partially offset by $2.3 million in transfers from loans and $210,000 from a recent acquisition. The total balance of REO included $4.3 million in land, construction and development projects (both residential and commercial), $1.1 million in commercial real estate and $1.6 million in single-family homes at June 30, 2015.
In fiscal 2015, we liquidated $16.9 million in REO based on contractual loan values at the time of foreclosure, realizing $9.7 million in net proceeds, or 57.4%, of the foreclosed contractual loan balances. As of June 30, 2015, the book value of our REO, expressed as a percentage of the related contractual loan balances at the time the properties were transferred to REO was 36.7%.
Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of June 30, 2015, there were 664 accruing loans totaling $85.6 million with respect to which known information about the possible credit problems of the borrowers have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories. These loans have been considered in management’s determination of our allowance for loan losses.
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

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at June 30, 2015, our classified assets (consisting of $74.1 million of loans and $7.0 million of REO) totaled $81.1 million, or 2.92%, of our assets, of which $24.9 million was included in nonaccruing loans. The aggregate amounts of our classified assets and special mention loans at the dates indicated (as determined by management), were as follows:

		At June 30,
		2015	2014
	Classified Assets:	(In thousands)
	Loss	$56	$18
	Doubtful	2,539	5,967
Substandard	– performing	48,271	31,374
	– nonaccruing	23,243	41,531
	Total classified loans	74,109	78,890
	REO	7,024	14,661
	Total classified assets	81,133	93,551
	Special mention loans	36,972	45,927
	Total classified assets and special mention loans	$118,105	$139,478
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
In recent years, home and lot sales activity and real estate values have modestly improved along with general economic conditions in our market areas resulting in materially lower loan charge-offs and nonaccruing loans than in prior fiscal years. Proactively managing our loan portfolio and aggressively resolving troubled assets has been and will continue to be a primary focus for us. As a result, our nonperforming assets declined substantially over the last two years. At June 30, 2015, our nonaccruing loans decreased to $24.9 million as compared to $37.9 million at June 30, 2014, and $68.6 million at June 30, 2013. At June 30, 2015, $8.5 million, or 34.3%, of our total nonaccruing loans were current on their loan payments as compared to $23.9 million, or 50.9%, of total nonaccruing loans at June 30, 2014. During fiscal 2015 classified assets decreased $12.4 million, or 13.3%, to $81.1 million and delinquent loans (loans delinquent 30 days or more) increased $1.9 million, or 6.9%, to $29.8 million at June 30, 2015. There were $1.2 million and $2.3 million in net loan charge-offs during the fiscal years ended June 30, 2015 and 2014, respectively. Our provision for loan losses was $150,000 during fiscal 2015 as compared to a $6.3 million recovery during fiscal 2014. Our loan loss provision in fiscal 2015 reflects our loan growth partially offset by our improved risk profile as indicated by the improvement in our key credit quality metrics. Although we continue to actively engage our borrowers in resolving remaining problem assets, future additions to our allowance for loan losses will be meaningfully influenced by the course of recovery from the recent economic recession.
At June 30, 2015, our allowance for loan losses was $22.4 million, or 1.33%, of our total loan portfolio, and 90.0% of total nonaccruing loans. Excluding the loans acquired from Bank of Commerce, Jefferson, and BankGreenville, which have been recorded at fair value with an appropriate credit discount, the allowance for loan losses was 1.58% of total loans at June 30, 2015. Management’s estimation of an appropriate allowance for loan losses is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. The level of allowance is based on estimates and the ultimate losses may vary from these estimates. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received. In the opinion of management, the allowance, when taken as a whole, reflects estimated loan losses in our loan portfolio.
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

The following table summarizes the distribution of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2015		2014		2013		2012		2011
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:
Retail consumer loans:
One-to-four family	$7,990	38.61%	$10,527	44.09%	$15,098	51.69%	$14,557	50.36%	$14,108	45.88%
Home equity - originated	1,777	9.56	2,487	9.90%	3,827	10.77	3,531	11.61	3,710	11.78
Home equity - purchased	432	4.27	—	—%	—	—	—	—	—	—
Construction and land/lots	1,822	2.73	2,420	3.95%	2,890	4.42	2,955	4.35	5,507	5.12
Indirect auto finance	464	3.11	113	0.59%	—	—	—	—	—	—
Consumer	128	0.22	184	0.42%	138	0.29	129	0.31	213	0.32
Commercial loans:
Commercial real estate	6,339	26.20	5,439	25.21%	6,583	19.81	6,454	19.37	9,427	20.25%
Construction and development	1,581	3.83	1,241	3.78%	2,399	2.06	6,253	3.44	15,599	5.97%
Commercial and industrial	1,104	5.03	249	4.97%	156	0.98	315	1.18	453	1.45%
Municipal leases	737	6.44	769	7.09%	982	9.98	906	9.38	1,123	9.23%
Total loans	$22,374	100.00%	$23,429	100.00%	$32,073	100.00%	$35,100	100.00%	$50,140	100.00%

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Years Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of period:	$23,429	$32,073	$35,100	$50,140	$41,713
Provision for (recovery of) loan losses	150	(6,300)	1,100	15,600	42,800
Charge-offs:
Retail consumer loans:
One-to-four family	1,878	3,269	1,855	9,355	3,572
Home equity - originated	551	330	1,023	3,573	743
Construction and land/lots	483	804	770	3,690	2,510
Indirect auto finance	107	—	—	—	—
Consumer	274	33	67	131	10
Total retail consumer loans	3,293	4,436	3,715	16,749	6,835
Commercial loans:
Commercial real estate	704	413	1,624	3,083	6,736
Construction and development	368	377	1,568	12,770	21,629
Commercial and industrial	495	110	84	210	130
Municipal leases	—	—	—	—	—
Total commercial loans	1,567	900	3,276	16,063	28,495
Total charge-offs	4,860	5,336	6,991	32,812	35,330
Recoveries:
Retail consumer loans:
One-to-four family	758	875	617	120	189
Home equity - originated	231	153	95	59	31
Construction and land/lots	95	624	137	183	1
Indirect auto finance	34	—	—	—	—
Consumer	91	10	5	—	—
Total retail consumer loans	1,209	1,662	854	362	221
Commercial loans:
Commercial real estate	479	120	252	1,202	581
Construction and development	1,311	1,052	1,656	516	48
Commercial and industrial	656	159	102	92	107
Municipal leases	—	—	—	—	—
Total commercial loans	2,446	1,331	2,010	1,810	736
Total recoveries	3,655	2,993	2,864	2,172	957
Net charge-offs	1,205	2,343	4,127	30,640	34,373
Balance at end of period	$22,374	$23,429	$32,073	$35,100	$50,140
Net charge-offs during the period to average loans outstanding during the period (1)	0.07%	0.19%	0.34%	2.34%	2.59%
Net charge-offs during the period to average non-performing assets (1)	2.89%	3.40%	4.99%	38.73%	54.59%
Allowance as a percentage of nonperforming assets	70.19%	44.56%	39.94%	43.71%	80.44%
Allowance as a percentage of total loans(end of period)(2)	1.33%	1.56%	2.75%	2.85%	3.77%
______________

(1)	In accordance with regulatory guidance, we charged-off $16.7 million related to impaired loans for which we previously had recorded valuation allowances for the year ended June 30, 2012.

(2)
Excluding the loans acquired from recent acquisitions, which have been recorded at fair value with an appropriate credit discount, the allowance for loan losses was 1.58% and 2.05% of total loans at June 30, 2015 and 2014, respectively.

Investment Activities
The Bank invests in various securities based on investment policies that have been approved by our board of directors and adhere to federal bank regulations. These securities include: United States Treasury obligations, securities of various federal agencies, including mortgage-backed securities, callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, investment grade corporate bonds and commercial paper, federal funds, and limited types of equity securities. See “How We Are Regulated - HomeTrust Bank” for a discussion of additional restrictions on our investment activities.
Our chief executive officer and chief financial officer have the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the board of directors. These officers consider various factors when making decisions, including the marketability, maturity, and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. At June 30, 2015, our investment portfolio consisted primarily of U.S. government agency securities and mortgage-backed securities all held as available for sale. We currently do not have any investments held to maturity or for trading.
These securities are of high quality, possess minimal credit risk, and have an aggregate market value in excess of total amortized cost as of June 30, 2015. For more information, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” and Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 in this report.
The Company began purchasing commercial paper during 2015 in conjunction with its short-term leverage strategy, to take advantage of higher returns with relatively low risk, yet remain highly liquid. The commercial paper balance at June 30, 2015 was $256.2 million. The overall increases were primarily a result of the Branch Acquisition and additional funds from FHLB borrowings. For more information, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Financial Condition at June 30, 2015 and June 30, 2014” and Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 in this report.
We do not currently participate in hedging programs, stand-alone contracts for interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments and have no present intention to do so. Further, we do not invest in securities which are not rated investment grade.
As a member of the FHLB of Atlanta, we had $22.5 million in stock of the FHLB of Atlanta at June 30, 2015. For the years ended June 30, 2015 and 2014, we received $562,000 and $79,000, respectively, in dividends from the FHLB of Atlanta. Upon converting to a bank holding company, the Company is now required to maintain stock in the Federal Reserve Bank of Richmond ("FRB"). At June 30, 2015 we had $6.2 million in FRB stock. For the year ended June 30, 2015, we received $313,000 in dividends from the FRB.
The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. All securities at the dates indicated have been classified as available for sale. At June 30, 2015, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States government or its agencies or United States government sponsored entities.

	At June 30,
	2015		2014		2013
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available for sale:
U.S. government and federal agency	$115,683	$116,071	$38,085	$38,093	$6,000	$6,002
Mortgage-backed securities	120,294	120,809	111,455	111,436	18,794	18,748
Municipal bonds	16,359	16,678	15,951	16,220	—	—
Corporate bonds	3,889	3,985	2,912	3,025	—	—
Equity securities	63	63	—	—	—	—
Total securities available for sale	256,288	257,606	168,403	168,774	24,794	24,750
FHLB stock	22,541	22,541	3,697	3,697	1,854	1,854
FRB stock	6,170	6,170	—	—	—	—
Total securities	$284,999	$286,317	$172,100	$172,471	$26,648	$26,604

The composition and contractual maturities of our investment securities portfolio as of June 30, 2015, excluding equity securities and FHLB and FRB stock, are indicated in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	June 30, 2015
	1 year or less	Over 1 year to 5 years	Over 5 to 10 years	Over 10 years	Total
Securities available for sale:	(Dollars in thousands)
U.S. government and federal agency:
Amortized cost	$—	$78,666	$37,017	$—	$115,683
Fair value	—	78,829	37,242	—	116,071
Weighted average yield	—%	1.06%	1.92%	—%	1.32%
Mortgage-backed securities
Amortized cost	6	1,502	23,537	95,249	120,294
Fair value	6	1,533	23,598	95,672	120,809
Weighted average yield	—%	2.10%	1.42%	2.00%	1.88%
Municipal bonds
Amortized cost	317	3,185	9,089	3,768	16,359
Fair value	317	3,203	9,298	3,860	16,678
Weighted average yield	0.35%	1.84%	3.53%	3.41%	3.15%
Corporate bonds
Amortized cost	—	1,417	2,472	—	3,889
Fair value	—	1,423	2,562	—	3,985
Weighted average yield	—%	3.83%	3.37%	—%	3.60%
Total securities
Amortized cost	$323	$84,770	$72,115	$99,017	$256,225
Fair value	$323	$84,988	$72,700	$99,532	$257,543
Weighted average yield	0.34%	1.15%	2.01%	2.05%	1.74%
Sources of Funds
General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans, and funds provided from operations.
Deposits.  We offer a variety of deposit accounts with a wide range of interest rates and terms to both consumers and businesses. Our deposits consist of savings, money market and demand accounts, and certificates of deposit ("CDs"). We solicit deposits primarily in our market areas. At June 30, 2015, 2014 and 2013, we had $14.5 million, $14.9 million, and $16.6 million in brokered deposits, respectively, which included certificates of deposit made under our participation in the Certificate of Deposit Account Registry Service® (“CDARS”). Through CDARS, we can provide a depositor the ability to place up to $50.0 million on deposit with us while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS network. In return, these financial institutions place customer funds with us on a reciprocal basis. As of June 30, 2015, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 69.2% of total deposits.
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
A large percentage of our deposits are in CDs. Our liquidity could be reduced if a significant amount of CDs, maturing within a short period of time, were not renewed. Historically, a significant portion of the CDs remain with us after they mature and we believe that this will continue. However, the need to retain these time deposits could result in an increase in our cost of funds.

The following table sets forth our deposit flows during the periods indicated.

	Years Ended June 30,
(Dollars in thousands)	2015	2014	2013
Beginning balance	$1,583,047	$1,154,750	$1,466,175
Deposits acquired from business combination	422,596	466,463	—
Net deposits withdrawals	(138,409)	(43,430)	(318,392)
Interest credited	4,892	5,264	6,967
Ending balance	$1,872,126	$1,583,047	$1,154,750
Net increase (decrease)	$289,079	$428,297	$(311,425)
Percent increase (decrease)	18.26%	37.09%	(21.24)%
The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

	2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transaction and Savings Deposits:
Interest-bearing checking	$387,379	20.69%	$295,386	18.66%	$195,659	16.94%
Noninterest-bearing checking	204,050	10.90	123,285	7.79	60,828	5.27
Savings	221,674	11.84	175,974	11.12	82,158	7.11
Money market	481,948	25.74	354,247	22.38	275,718	23.88
Total non-certificates	$1,295,051	69.18%	$948,892	59.94%	$614,363	53.20%
Certificates:
0.00-0.99%	$473,539	25.29%	$480,437	30.35%	$351,093	30.40%
1.00-1.99%	64,126	3.43	107,730	6.81	126,914	10.99
2.00-2.99%	24,915	1.33	33,660	2.13	44,245	3.83
3.00-3.99%	10,065	0.54	7,900	0.50	10,815	0.94
4.00-4.99%	4,426	0.24	4,428	0.28	6,498	0.56
5.00% and over	4	—	—	—	822	0.07
Total certificates	$577,075	30.82%	$634,155	40.06%	$540,387	46.80%
Total deposits	$1,872,126	100.00%	$1,583,047	100.00%	$1,154,750	100.00%

The following table shows rate and maturity information for our CDs at June 30, 2015.

	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	4.00- 4.99%	5.00% or greater	Total	Percent of Total
	(In thousands)
Quarter ending:
September 30, 2015	$182,957	$6,880	$5,791	$601	$—	$—	$196,229	34.0%
December 31, 2015	81,732	5,409	9,793	—	—	—	96,934	16.8
March 31, 2016	56,381	6,924	3,336	—	—	—	66,641	11.5
June 30, 2016	50,926	1,739	3,172	—	—	—	55,837	9.7
September 30, 2016	19,043	7,273	694	3,999	—	—	31,009	5.4
December 31, 2016	15,540	6,985	1	2	—	2	22,530	3.9
March 31, 2017	14,443	4,581	—	—	—	—	19,024	3.3
June 30, 2017	13,002	4,389	—	—	—	—	17,391	3.0
September 30, 2017	5,907	4,943	—	3	—	—	10,853	1.9
December 31, 2017	4,768	3,651	—	—	—	—	8,419	1.5
March 31, 2018	3,897	4,031	—	96	—	—	8,024	1.4
June 30, 2018	3,447	1,582	—	115	11	—	5,155	0.9
Thereafter	21,496	5,739	2,128	5,249	4,415	2	39,029	6.8
Total	$473,539	$64,126	$24,915	$10,065	$4,426	$4	$577,075	100.0%
Percent of total	82.1%	11.1%	4.3%	1.7%	0.8%	—%	100.0%
The following table indicates the amount of our CDs by time remaining until maturity as of June 30, 2015.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
CDs less than $100,000	$113,344	$51,842	$62,930	$88,994	$317,110
CDs of $100,000 or more	79,080	40,689	43,532	72,214	235,515
Public funds(1)	3,805	4,403	16,016	226	24,450
Total certificates of deposit	$196,229	$96,934	$122,478	$161,434	$577,075
_______________________________

(1)	Deposits from government and other public entities.
Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings to manage interest rate risk or as a cost-effective source of funds when they can be invested at a positive interest rate spread for additional capacity to fund loan demand according to our asset/liability management goals. Our borrowings consist primarily of advances from the FHLB of Atlanta and retail repurchase agreements. In November 2014, management made a strategic decision to increase our borrowings of low-cost FHLB funds to generate additional net interest income with the proceeds, as well as dividend income from the required purchase of additional FHLB stock.
We may obtain advances from the FHLB of Atlanta upon the security of certain of our mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. As of June 30, 2015, we had $475.0 million in FHLB advances outstanding and the ability to borrow an additional $16.5 million. In addition to FHLB advances, at June 30, 2015 we had a $170.6 million line of credit with the FRB, subject to qualifying collateral, and $35.0 million available through lines of credit with two unaffiliated banks. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for more information about FHLB advances, and other borrowings.

The following tables set forth information regarding our borrowings at the end of and during the periods indicated. The tables include both long- and short-term borrowings.

	Years ended June 30,
	2015	2014	2013
	(Dollars in thousands)
Maximum balance:
Federal Home Loan Bank advances	$475,000	$55,939	$15,080
Securities sold under agreements to repurchase	—	—	8,475
Average balances:
Federal Home Loan Bank advances	$245,464	$6,109	$5,378
Securities sold under agreements to repurchase	—	—	5,015
Weighted average interest rate:
Federal Home Loan Bank advances	0.20%	0.20%	4.93%
Securities sold under agreements to repurchase	—	—	0.24

	At June 30,
	2015	2014	2013
	(Dollars in thousands)
Balance outstanding at end of period:
Federal Home Loan Bank advances	$475,000	$50,000	$—
Securities sold under agreements to repurchase	—	—	—
Weighted average interest rate of:
Federal Home Loan Bank advances	0.20%	0.20%	—%
Securities sold under agreements to repurchase	—	—	—
Subsidiary and Other Activities
HomeTrust Bank has one operating subsidiary, Western North Carolina Service Corporation (“WNCSC”), whose primary purpose is to own several office buildings in Asheville, North Carolina which are leased to HomeTrust Bank. Our capital investment in WNCSC as of June 30, 2015 was $1.0 million.
Employees
At June 30, 2015, we had a total of 475 full-time employees and 30 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. Management also considers our employees to be a great team of highly engaged, competent and caring people who effectively deliver our brand promise to customers every day that "It's Just Better Here." Their performance creates word-of-mouth referrals that result in the growth of new customers and expanded customer relationships.
Internet Website
We maintain a website with the address www.hometrustbancshares.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC.
HOW WE ARE REGULATED
General. HomeTrust Bancshares, Inc. is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve. HomeTrust Bancshares, Inc. is also subject to the rules and regulations of the SEC under the federal securities laws.
The Bank is subject to examination and regulation primarily by the OCC and, to a lesser extent, by the FDIC. This system of regulation and supervision establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of depositors and the FDIC deposit insurance fund. The Bank is periodically examined by the OCC to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The OCC also regulates the branching authority of the Bank, which generally permits nationwide branching de novo and branching by acquisition where allowed by applicable state law. The Bank’s relationship with its depositors and borrowers is regulated by federal consumer protection laws. The Consumer Financial

Protection Bureau (“CFPB”) issues regulations under those laws that the Bank must comply with. The Bank is also regulated to a lesser extent by the Federal Reserve, which governs the reserves to be maintained against deposits and other matters. The Bank’s relationship with its depositors and borrowers is also regulated by state laws with respect to certain matters, including the enforceability of loan documents.
On August 25, 2014, the Bank converted from a federal savings bank to a national bank with the title “HomeTrust Bank, National Association.” In connection with the conversion of the Bank, HomeTrust Bancshares, Inc. changed from a savings and loan holding company to a bank holding company, regulated under the Bank Holding Company Act.
The following is a brief description of certain laws and regulations applicable to HomeTrust Bancshares, Inc. and the Bank. Descriptions of laws and regulations here and elsewhere in this report do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress that may affect the operations of HomeTrust Bancshares and the Bank. In addition, the regulations that govern us may be amended from time to time. Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.
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
The following summarizes significant aspects of the Dodd-Frank Act that may materially affect the operations and condition of HomeTrust Bank and HomeTrust Bancshares:

•
Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. HomeTrust Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, HomeTrust Bank is generally subject to OCC supervision and enforcement with respect to its compliance with federal consumer financial protection laws and CFPB regulations.

•	Bank holding companies and savings and loan holding companies are required to serve as a source of strength for their banking subsidiaries.

•	The federal banking agencies must promulgate new rules on regulatory capital, for both depository institutions, and their holding companies. These are described below.

•	The prohibition on payment of interest on demand deposits was repealed.

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

Regulation of HomeTrust Bank
The Bank is subject to regulation and oversight by the OCC extending to all aspects of its operations. The Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to HomeTrust Bancshares. See "- Current Capital Requirements for HomeTrust Bank," "-Limitations on Dividends and Other Capital Distributions" and “-New Capital Rules.” The Bank also is subject to some regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law.
Office of the Comptroller of the Currency.  The investment and lending authority of the Bank is prescribed by federal laws and OCC regulations, and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations. As a federal savings bank, the Bank was subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, a 20% limit on commercial loans, a 10% limit on certain leases, and a 400% of total capital limit on non-residential real property loans. As a national bank, the Bank is not subject to these limits.
As a federal savings association, the Bank was required to meet a qualified thrift lender (“QTL”) test. This test required the Bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As a national bank, the Bank is not subject to the QTL test.
The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain relationships and common interests. That limit is generally equal to 15% of unimpaired capital and surplus, which was $44.2 million as of June 30, 2015. The limit is increased to 25% for loans fully secured by readily marketable collateral. The Bank has no lending relationships in excess of its lending limit.
The Bank is subject to periodic examinations by the OCC. During these examinations, the examiners may require the Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. The Bank is subject to a semi-annual assessment based upon its total assets and regulatory risk to fund the operations of the OCC.
The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and employee compensation and benefits. Any institution that fails to comply with these standards must submit a compliance plan.
The OCC has primary enforcement responsibility over the Bank and has authority to bring actions against the Bank and certain institution-affiliated parties, including officers, directors, and employees, for violations of laws or regulations and for engaging in unsafe and unsound practices. Formal enforcement actions include the issuance of a capital directive or cease and desist order, civil money penalties, removal of officers and/or directors, and receivership or conservatorship of the institution. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular institution. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations or improper conduct.
Pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). These rules became effective April 15, 2014, with a conformance period for certain features lasting until July 21, 2015. Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliates from engaging in short-term proprietary trading of certain securities, investing in funds not registered with the SEC with collateral not entirely comprised of loans, and from engaging in hedging activities that do not hedge a specific identified risk.
Insurance of Accounts and Regulation by the FDIC.  The deposit insurance fund of the FDIC insures deposit accounts in HomeTrust Bank up to $250,000 per separately insured deposit ownership right or category. The FDIC may initiate an action for termination of deposit insurance, if it is deemed warranted based on violations or other unsafe and unsound conduct at the institution.
The Dodd-Frank Act requires that FDIC deposit insurance assessments be based on assets instead of deposits. The FDIC has issued rules for this purpose, under which the assessment base for an institution is average total assets minus average tangible equity. The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III, and IV involve progressively greater risks to the deposit insurance fund, due to weaknesses at the insured institution. For an institution with assets of less than $10 billion, assessments are as follows. For Risk Category I, initial base assessment rates are 5 to 9 basis points, and after adjustments for unsecured debt issued by an institution, total base assessment rates are 2.5 to 9 basis points, subject to increases for institutions that hold unsecured debt of other FDIC-insured institutions. For Risk Categories II to IV, initial base assessment rates are 14 to 35 basis points, subject to adjustments for unsecured debt issued by an institution and brokered deposits, such that total base assessment rates are 9 to 45 basis points, subject to increases for institutions that hold unsecured debt of other FDIC-insured institutions. The FDIC may change assessment rates or revise its risk-based assessment system if deemed necessary to maintain an adequate reserve ratio for the fund.
Transactions with Related Parties.  Transactions between the Bank and its affiliates are required to be on terms as favorable to the Bank as transactions with non-affiliates. Certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the Bank's capital, and loans to affiliates require eligible collateral in specified amounts. HomeTrust Bancshares, Inc is an affiliate of the Bank.
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
Current Capital Requirements for HomeTrust Bank.  The Bank is required to maintain specified levels of regulatory capital under regulations of the OCC. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements.
Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. The OCC is authorized and, under certain circumstances, required to take certain actions against banks that fail to meet the minimum ratios for an "adequately capitalized institution." Any such institution must submit a capital restoration plan and, until such plan is approved by the OCC, may not increase its assets, acquire another depository institution, establish a branch or engage in any new activities, or make capital distributions. The OCC is authorized to impose the additional restrictions on banks that are less than adequately capitalized.

Beginning on January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital requirements adopted by the OCC, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. The Bank is also required to maintain additional levels of Tier 1 common equity (the capital conservation buffer) over the minimum risk-based capital levels before it may pay dividends, repurchase shares, or pay discretionary bonuses.

The new minimum requirements are a ratio of common equity Tier 1 capital (CET1 capital) to total risk-weighted assets the (“CET1 risk-based ratio”) of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%.

The term "CET1" means generally common stock and retained earnings.
The term "leverage ratio" means the ratio of Tier 1 capital to adjusted total assets. The term "Tier 1 capital ratio" means the ratio of Tier 1 capital to risk-weighted assets. The term "total capital ratio" means the ratio of total capital to risk-weighted assets.
The term "Tier 1 capital" generally consists of CET1 and certain noncumulative perpetual preferred stock and related earnings, and excludes most intangible assets.
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
In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to a certain transition period. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital, subject to a transition period ending December 31, 2017. Because of our asset size, we are not considered an advanced approaches banking organization and have elected to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.

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

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

Under the OCC's prompt corrective action regulations, a bank is deemed to be "well-capitalized" when its CET1, Tier 1, total risk, and leverage ratios are at least 6.5% (new), 8% (increased from 6%), 10% (unchanged), and 5% (unchanged), respectively. A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements. A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk and leverage ratios fall below 3%, 4%, 6%, and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. See Footnote 18 "Capital" in Part II, Item 8 of this report for additional details.
At June 30, 2015, the Bank was considered a "well-capitalized" institution under OCC regulations.
Community Reinvestment and Consumer Protection Laws.  In connection with its deposit-taking, lending and other activities, the Bank is subject to a number of federal laws designed to protect consumers and promote lending to various sectors of the economy and population. The CFPB issues regulations and standards under these federal consumer protection laws, which include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act and others. The CFPB has promulgated a number of proposed and final regulations under these laws that will affect our consumer businesses. Among these regulatory initiatives, are final regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards. The Bank is evaluating these recent CFPB regulations and proposals and devotes substantial compliance, legal and operational business resources to ensure compliance with these consumer protection standards. In addition, customer privacy regulations limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties. These regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.
The Community Reinvestment Act ("CRA") requires that the OCC assess the Bank's record in meeting the credit needs of the communities it serves, especially low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." The Bank received an "outstanding" rating in its most recent CRA evaluation.

Bank Secrecy Act / Anti-Money Laundering Laws.  The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.
Limitations on Dividends.  OCC regulations impose various restrictions on the ability of the Bank to pay dividends. The Bank generally may pay dividends during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If the Bank proposes to pay a dividend when it does not meet its capital requirements or that will exceed these limitations, it must obtain the OCC’s prior approval. The OCC may object to a proposed dividend based on safety and soundness concerns. No insured depository institution may pay a dividend if, after paying the dividend, the institution would be undercapitalized. In addition, as noted above, beginning in 2016, if the Bank does not have the required capital conservation buffer, its ability to pay dividends to HomeTrust Bancshares, Inc. will be limited.
Holding Company Regulation
HomeTrust Bancshares, Inc. was a savings and loan holding company until August 25, 2014, and is now a bank holding company, subject to regulation, supervision, and examination by the Federal Reserve. The Federal Reserve has enforcement authority with respect to HomeTrust Bancshares, Inc. similar to that of the OCC over the Bank. Applicable federal law and regulations limit the activities of HomeTrust Bancshares, Inc. and require the approval of the Federal Reserve for any acquisition of a subsidiary, including another financial institution or holding company thereof, or a merger or acquisition of HomeTrust Bancshares, Inc. HomeTrust Bancshares, Inc. must serve as a source of strength for the Bank, maintaining the ability to provide financial assistance if the Bank suffers financial distress. These and other Federal Reserve policies may restrict the ability of HomeTrust Bancshares, Inc. to pay dividends. In addition, dividends from HomeTrust Bancshares, Inc. may depend, in part, upon its receipt of dividends from the Bank. As noted below, beginning in 2016, if HomeTrust Bancshares, Inc. does not have the required capital conservation buffer or otherwise meet its new capital requirements, its ability to pay dividends to its stockholders will be limited.
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
Permissible Activities.  The business activities of HomeTrust Bancshares, Inc. are generally limited to those activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act and certain additional activities authorized by regulation. The Bank Holding Company Act generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company. A bank holding company must obtain Federal Reserve Board approval before acquiring directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares).
Capital Requirements for HomeTrust Bancshares.  As a bank holding company, HomeTrust Bancshares, Inc. is subject to the minimum regulatory capital requirements established by the Federal Reserve regulation, which parallels the OCC requirements as discussed above under "Current Capital Requirements for HomeTrust Bank." See Footnote 18 "Capital" in Part II, Item 8 of this report for additional details.
At June 30, 2015, the HomeTrust Bancshares, Inc. was considered a "well-capitalized" institution under Federal Reserve regulations.
Federal Securities Law.  The stock of HomeTrust Bancshares, Inc is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). HomeTrust Bancshares, Inc. is subject to the information, proxy solicitation, insider trading restrictions, and other requirements of the SEC under the Exchange Act.
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
On April 5, 2012, the JOBS Act was signed into law, which contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, (the “Securities Act”), as modified by the JOBS Act. We are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, an exemption from the requirement of holding a non-binding advisory vote on executive compensation. In addition, we will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), including the additional level of review of our internal control over financial reporting as may occur when outside auditors attest as to our internal control over financial reporting. As a result, our stockholders may not have access to certain information they may deem important. Further, we are eligible to delay adoption of new or revised accounting standards applicable to public companies and we may take advantage of the benefits of this extended transition period, although to date we have not done

so. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.
Federal Taxation
General.  HomeTrust Bancshares Inc. and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to HomeTrust Bancshares and HomeTrust.
Method of Accounting.  For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on June 30th for filing its federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.
Minimum Tax. The Internal Revenue Code ("IRC") imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of the regular tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At June 30, 2015, we had alternative minimum tax credit carryforwards of approximately $3.9 million.
Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. In 2009, IRC 172 (b) (1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years. At June 30, 2015, we had $71.5 million of net operating loss carryforwards for federal income tax purposes.
Corporate Dividends-Received Deduction.  HomeTrust Bancshares, Inc will elect to file a consolidated return with the Bank. As a result, any dividends HomeTrust Bancshares, Inc. receives from the Bank will not be included as income to HomeTrust Bancshares, Inc.. The corporate dividends-received deduction is 100%, or 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend.
State Taxation
North Carolina.  On July 24, 2013, The Tax Simplification and Reduction Act of 2013 was signed into law. With this act, corporate income tax rates in North Carolina were reduced. For tax years beginning on or after January 1, 2014, the tax rate decreased from 6.9% to 6%. For tax years beginning on or after January 1, 2015, the tax rate decreased to 5%. The statutory tax rate will continue to decrease in 1% increments to 4% in 2016 and 3% in 2017, if declared net General Fund tax collection revenue goals are met based on projected economic growth. The revenue goal was met and announced in August 2015. The decrease in the North Carolina corporate tax rate will continue to decrease the deferred tax assets currently recorded on our balance sheet with a corresponding increase to our income tax provision, as temporary tax differences are reversed at lower state tax rates.
If a corporation in North Carolina does business in North Carolina and in one or more other states, North Carolina taxes a fraction of the corporation’s income based on the amount of sales, payroll, and property it maintains within North Carolina. North Carolina franchise tax is levied on business corporations at the rate of $1.50 per $1,000 of the largest of the following three alternate bases: (i) the amount of the corporation’s capital stock, surplus, and undivided profits apportionable to the state; (ii) 55% of the appraised value of the corporation’s property in the state subject to local taxation; or (iii) the book value of the corporation’s real and tangible personal property in the state less any outstanding debt that was created to acquire or improve real property in the state.
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
South Carolina. The state of South Carolina requires banks to file a bank tax return. As a multi-state bank, we pay taxes on the portion of revenue generated within the state. In the 2015 and 2014 the tax rate was 4.5%.
Tennessee. The state of Tennessee requires banks to file a franchise and excise tax form for financial institutions. The franchise tax is based on the portion of revenue generated in the state, the net worth of the Bank, and the applicable franchise tax, which was $0.25 per $100 in 2015 and 2014. The excise tax is based on the taxable income (as defined by the state), the portion of revenue generated in the state, and the applicable excise tax, which was 6.5% in 2015 and 2014.
Virginia. The state of Virginia requires banks to file a bank franchise tax. The tax is based on the portion of capital deployed within the state and county level (as defined by the state) and taxed at $1 per $100 of taxable value. New banks are prorated based on the number of quarters in operation in the state during the year.

EXECUTIVE OFFICERS
The following individuals are executive officers of HomeTrust Bancshares and HomeTrust Bank and hold the offices set forth below opposite their names.

Name	Age(1)	Position
Dana L. Stonestreet	61	Chairman, President and Chief Executive Officer
Tony J. VunCannon	50	Executive Vice President, Chief Financial Officer and Treasurer
Howard L. Sellinger	62	Executive Vice President and Chief Information Officer
C. Hunter Westbrook	52	Executive Vice President and Chief Banking Officer
Teresa White	58	Executive Vice President, Chief Administration Officer and Corporate Secretary
Keith Houghton	53	Executive Vice President and Chief Credit Officer
Parrish Little	47	Executive Vice President and Chief Risk Officer
_________________________

(1)	As of June 30, 2015.
Biographical Information. Set forth below is certain information regarding the executive officers of HomeTrust Bancshares and HomeTrust Bank.  There are no family relationships among or between the executive officers.
Dana L. Stonestreet, Chairman and Chief Executive Officer.  As part of the CEO succession plan for HomeTrust Bancshares, Inc. and the Bank, Mr. Stonestreet, who had been serving as President and Chief Operating Officer and as a director of HomeTrust Bank since 2008 and as President and Chief Operating Officer of HomeTrust Bancshares, Inc. since HomeTrust Bank’s mutual-to-stock conversion, became co-Chief Executive Officer of HomeTrust Bancshares, Inc. and the Bank in 2013. Mr. Stonestreet became President, Chairman and Chief Executive Officer of HomeTrust Bancshares, Inc. and the Bank effective at the annual meeting in November 2013. Mr. Stonestreet joined HomeTrust Bank in 1989 as its Chief Financial Officer and was promoted to Chief Operating Officer in 2003. Mr. Stonestreet began his career with Hurdman & Cranston (an accounting firm that was later merged into KPMG) as a certified public accountant. Mr. Stonestreet serves as a director of the HUB Community Economic Development Alliance Board. In addition, Mr. Stonestreet has served as Chairman of the Asheville Chamber of Commerce and as a director for RiverLink, the YMCA, United Way, the North Carolina Bankers Association and other community organizations. Mr. Stonestreet’s 26 years of service with HomeTrust Bank gives him in-depth knowledge of nearly all aspects of its operations. Mr. Stonestreet’s accounting background and prior service as HomeTrust Bank’s Chief Financial Officer also provide him with a strong understanding of the various financial matters brought before the Board.
Tony J. VunCannon, Executive Vice President, Chief Financial Officer, and Treasurer.  Mr. VunCannon has served as HomeTrust Bank's Chief Financial Officer since July 2006. Mr. VunCannon joined the Bank in April 1992 as Controller; later becoming the Treasurer in March 1997 until July 2006 where he was named Chief Financial Officer. Prior to joining the Bank, Mr. VunCannon worked as an auditor in KPMG’s Charlotte office where his focus was in the community banking sector. Mr. VunCannon is a graduate of the University of North Carolina at Chapel Hill with a Bachelor of Science Degree in Business Administration/Accounting. He is also a Certified Public Accountant.
Howard L. Sellinger, Executive Vice President and Chief Information Officer.  Mr. Sellinger has served as Chief Information Officer of HomeTrust Bank since July 1997. Mr. Sellinger joined HomeTrust Bank in 1975 as a management trainee. Mr. Sellinger became the Office Manager of the Skyland office from 1976 until 1978. His experience also includes being the Head of Mortgage Loan Operations with loan approval authority, the Head of Loan Servicing with workout approval authority, and was responsible for regulatory compliance in Lending and Deposit Operations for many years. In 1988, he was named Operations Manager and was promoted to Vice President and Chief Information Officer in 1997.
C. Hunter Westbrook, Executive Vice President and Chief Banking Officer.  Mr. Westbrook joined HomeTrust Bank in June 2012 as our Chief Banking Officer. Mr. Westbrook also holds these positions with HomeTrust Bancshares, Inc. He began his career in banking with TCF Bank in Minneapolis and later joined TCF National Bank Illinois as Senior Vice President of Finance. In 2004 he was promoted to Executive Vice President of Retail Banking for Illinois, Wisconsin and Indiana markets that included 250 branches and $4 billion in deposits. He also served as President and Chief Executive Officer of First Community Bancshares in Texas, from 2006 to 2008, where he was responsible for repositioning the bank’s retail operating model and implemented the bank’s retail and corporate lending product offerings. In his most recent role, Mr. Westbrook served as President and Chief Executive Officer of Second Federal Savings and Loan Association of Chicago, from 2010 to 2012, where he significantly grew core operating revenue, net checking account balances, and repositioned the bank’s entire product line.
Teresa White, Executive Vice President and Chief Administration Officer.  Ms. White joined HomeTrust Bank in May 2011 as our Chief Administration Officer. Ms. White was also appointed as Corporate Secretary of HomeTrust Bank in December 2011. Prior to joining HomeTrust Bank, since 2006, Ms. White served as Senior Vice President, Chief of Human Resources and Training Officer for Capital Bank, Raleigh, North Carolina, a publicly held community bank with approximately $1.7 billion in assets. From 2005 to 2006, Ms. White served as Director, Corporate Human Resources, for Nash Finch Company, Edina, Minnesota, a leading food retail and distribution company. From 2002 to 2005, Ms. White served as Director of Human Resources for ConAgra Foods Snack Foods Group, Edina, Minnesota, a division of ConAgra Foods.
Keith  Houghton, Executive Vice President and Chief Credit Officer. Mr. Houghton joined HomeTrust Bank in March of 2014 as our Chief Credit Officer. Mr. Houghton has more than 25 years of experience in the banking industry. For nearly 17 years, he held a variety of senior positions in the credit and lending areas with StellarOne Corporation, a Charlottesville, VA-based bank holding company with approximately $3 billion in assets, and its predecessors, until the sale of StellarOne to another bank in January 2014. The most recent of those positions was Chief Credit Risk Officer, which Mr. Houghton held since 2007.
Parrish Little, Executive Vice President and Chief Risk Officer. Mr. Little joined HomeTrust Bank in March 2015 as our Chief Risk Officer. Prior to joining HomeTrust Bank, Mr. Little served as Senior Vice President, Director of Risk Management from 2008 to 2013 and Chief Audit Executive in 2014 for First Citizens Bank and Trust, Columbia, South Carolina. From 1997 to 2007, he served in several leadership roles with Bank of America in the areas of internal audit and risk management.
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
Our primary market areas are concentrated in North Carolina (including the Asheville metropolitan area, the “Piedmont” region, Charlotte, Raleigh), South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and the Roanoke Valley area of Virginia. Adverse economic conditions in our market areas can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. Weak economic conditions and ongoing strains in the financial and housing markets have resulted in higher levels of loan and lease delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans.
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
Economic conditions have improved since the end of the economic recession that officially ended in June, 2009; however, economic growth has been slow and uneven, unemployment remains relatively high and concerns still exist over the federal deficit, government spending, global geopolitical risks which have all contributed to diminished expectations for the economy. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.
Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate market interest rates would likely rise, which may negatively affect the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Declines in property values have increased loan-to-value ratios on a significant portion of our one-to-four family loans and home equity lines of credit, which exposes us to greater risk of loss.
Many of our one-to-four family loans and home equity lines of credit are secured by liens on mortgage properties in which the borrowers have little or no equity because of these declines in home values in our market areas. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale. Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, defaults and losses.
Our non-owner-occupied real estate loans may expose us to increased credit risk.
At June 30, 2015, $98.0 million, or 15.1%, of our one-to-four family loans and 5.8% of our total loan portfolio, consisted of loans secured by non-owner-occupied residential properties. Loans secured by non-owner-occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied residential loan borrowers have more than one loan outstanding with HomeTrust Bank which may expose us to a greater risk of loss compared to an adverse development with respect to an owner-occupied residential mortgage loan.
Our construction and development loans and construction and land/lot loans have a higher risk of loss than residential or commercial real estate loans.
At June 30, 2015, construction and land/lot loans in our retail consumer loan portfolio was $45.9 million, or 2.7%, of our total loan portfolio. At that date, construction and development loans in our commercial loan portfolio totaled $64.6 million, or 3.8%, of our total loan portfolio. Construction and development lending includes the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, we may advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. In addition, speculative construction loans to a builder are for homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Loans on land under development or held for future construction as well as lot loans made to individuals for the future construction of a residence also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to independently repay principal and interest. While our origination of construction and development loans has decreased significantly over the last four years, we continue to have significant levels of construction and development loan balances as a result of recent merger activity. Most of our construction loans are for the construction of single family residences. Reflecting the current slowdown in the residential market, the secondary market for construction and development loans is depressed, so we have less opportunity to mitigate our credit risk by selling part or all of our interest in these loans. If we foreclose on a construction and development loan, our holding period for the collateral typically may be longer than we have historically experienced because there are fewer potential purchasers of the collateral. The decline in the number of potential purchasers has contributed to the decline in the value of these loans. Accordingly, charge-offs on construction and development loans have recently been and may continue to be larger than those incurred by other segments of our loan portfolio. At June 30, 2015, $8.7 million of our construction and development loans were for speculative construction loans. Also at June 30, 2015, $465,000 or 1.0%, of our total construction and land/lot loans and $3.5 million or 5.4%, of our construction and development loans were nonaccruing.
Our commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.
At June 30, 2015, commercial real estate loans were $441.6 million, or 26.2% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. At June 30, 2015, commercial real estate loans that were nonperforming were $5.1 million, or 20.5% of our total nonperforming loans.

Repayment of our municipal leases is dependent on the fire department receiving tax revenues from the county/municipality.
At June 30, 2015, municipal leases were $108.6 million, or 6.4%, of our total loan portfolio. We offer ground and equipment lease financing to fire departments located throughout North Carolina and, to a lesser extent, South Carolina. Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for that purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2015, $3.0 million of our municipal leases contained a non-appropriation clause.
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
We maintain an allowance for loan losses, which we believe is an appropriate reserve to provide for probable losses in our loan portfolio. The allowance is funded by provisions for loan losses charged to expense.  The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience, certain macroeconomic factors, and management’s expectations of future events;

•	our specific reserve, based on our evaluation of nonaccruing loans and their underlying collateral; and

•	an unallocated reserve to provide for other credit losses inherent in our portfolio that may not have been contemplated in the other loss factors.
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
Our nonperforming assets (which consist of nonaccruing loans and REO) were $31.9 million, or 1.15%, of total assets at June 30, 2015, compared to $52.6 million, or 2.53% and 5.1% of total assets, at June 30, 2014 and 2013, respectively. Our nonperforming assets adversely affect our net income in various ways:

•	we record interest income only on a cash basis for nonaccrual loans and any nonperforming investment securities; and do not record interest income for REO;

•	we must provide for probable loan losses through a current period charge to the provision for loan losses;

•
noninterest expense increases when we write down the value of properties in our REO portfolio to reflect changing market values or recognize other-than-temporary impairment (“OTTI”) on nonperforming investment securities;

•	there are legal fees associated with the resolution of problem assets, as well as, carrying costs, such as taxes, insurance, and maintenance fees related to our REO; and

•	the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.
If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. We have also classified $21.9 million in loans as performing troubled debt restructurings at June 30, 2015.
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
Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for OTTI. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
An increase in interest rates, change in the programs offered by secondary market purchasers or our ability to qualify for their programs may reduce our mortgage banking revenues, which would negatively impact our noninterest income.
Our mortgage banking operations provide a significant portion of our noninterest income. We generate mortgage revenues primarily from gains on the sale of single-family mortgage loans pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and non-GSE investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations. Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues and a corresponding decrease in noninterest income. In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell loans into the secondary market without recourse, we are required to give customary representations and warranties about the loans to the buyers. If we breach those representations and warranties, the buyers may require us to repurchase the loans and we may incur a loss on the repurchase.

Fluctuating interest rates can adversely affect our profitability.
Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from the sale of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term time deposits and other deposits yielding no or a relatively low rate of interest. At June 30, 2015, we had $415.6 million in certificates of deposit that mature within one year and $1.3 billion in checking, savings, and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
In addition, a substantial amount of our loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. As of June 30, 2015, our loans with interest rate floors totaled approximately $578.7 million or 34.3% of our total loan portfolio and had a weighted average floor rate of 4.29% of which $271.9 million, or 47.0%, had yields that would begin floating again once prime rates increase at least 200 basis points. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, limits our ability to lower our interest expense, while the average yield on our interest-earning assets may decrease as our loans reprice or are originated at these low market rates. Accordingly, our net interest income may decrease, which may have an adverse effect on our profitability. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.
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

•	We have completed four mergers during the past two fiscal years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future; and

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

The required accounting treatment of troubled loans we acquire through acquisitions could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
Under U.S. Generally Accepted Accounting Principles ("GAAP"), we are required to record troubled loans acquired through acquisitions at fair value, which may underestimate the actual performance of such loans. As a result, if these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially appear higher. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods.
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
Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. Recently several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.
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

We are subject to certain risks in connection with our use of technology.
Our security measures may not be sufficient to mitigate the risk of a cyber attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.
Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, and could result in significant legal liability and significant damage to our reputation and our business.
Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.
Managing reputational risk is important to attracting and maintaining customers, investors and employees.
Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.
We may experience future goodwill impairment.
In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value, and, as such, acquisitions typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. As part of its testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines the fair value of a reporting unit is less than its carrying amount using these qualitative factors, the Company then compares the fair value of goodwill with its carrying amount, and then measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of our goodwill and may trigger additional impairment losses, which could be materially adverse to our operating results and financial position.
We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge has an adverse effect on our results of shareholders’ equity and financial results and could cause a decline in our stock price.
Our assets as of June 30, 2015 include a deferred tax asset, the full value of which we may not be able to realize.
We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At June 30, 2015, our net deferred tax asset was $59.5 million, all of which was disallowed for regulatory capital purposes. The net deferred tax asset results primarily from our provisions for loan losses recorded for financial reporting purposes, which were in the past significantly larger than net loan charge-offs deducted for tax reporting proposes. We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at June 30, 2015 is fully realizable based on our expected future earnings and no additional valuation allowance was required at June 30, 2015. If we are required in the future to take an additional valuation allowance with respect to our deferred tax asset, our financial condition and results of operations would be negatively affected.
Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.
As of June 30, 2015 we had approximately $71.5 million of federal net operating losses (“NOLs”). Our ability to use our NOLs and other pre-ownership change losses (collectively, “Pre-Change Losses”) to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended from time to time (the “Code”). In general, an ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and U.S. Treasury regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a rolling three-year period. If we experience an ownership change our Pre-Change Losses will be subject to an annual limitation on their use, which is generally equal to the fair market value of our outstanding stock immediately before the ownership change multiplied by the long-term tax-exempt rate, which was 2.50% for ownership changes occurring in June 2015. Depending on the size of the annual limitation (which is in part a function of our market capitalization at the time of the ownership change) and the remaining carryforward period for our Pre-Change Losses (U.S. federal net operating losses generally may be carried forward for a period of 20 years), we could realize a permanent loss of some or all of our Pre-Change Losses, which could have a material adverse effect on our results of operations and financial condition.
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
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. We are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, an exemption from the requirement of holding a non-binding advisory vote on executive compensation. In addition, we will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act, including the additional level of review of our internal control over financial reporting as may occur when outside auditors attest as to our internal control over financial reporting. As a result, our stockholders may not have access to certain information they may deem important. Further, we are eligible to delay adoption of new or revised accounting standards applicable to public companies and we may take advantage of the benefits of this extended transition period, although to date we have not done so. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards. We could remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We maintain our administrative office, which is owned by us, in Asheville, North Carolina. In total, as of June 30, 2015, we have 45 locations, which include: North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and a loan production office in Raleigh), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Of those offices, seven are leased facilities. We also own an operations center located in Asheville, North Carolina. We lease additional space, which is adjacent to the facility we own, for administrative and operations personnel. The lease terms for our branch offices, operations center and other offices are not individually material. Lease expirations range from one to five years. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use. See Footnotes 5 and 10 in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
We maintain depositor and borrower customer files on an online basis, utilizing a telecommunications network, portions of which are leased. Management has a disaster recovery plan in place with respect to the data processing system, as well as our operations as a whole.
Item 3. Legal Proceedings
The "Litigation" section of Note 17 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is listed on the Nasdaq Global Market under the symbol “HTBI.” The common stock was issued at a price of $10.00 per share in connection with the Conversion. The Conversion was completed on July 10, 2012 and the Company’s common stock commenced trading on the Nasdaq Global Market on July 11, 2012. As of the close of business on June 30, 2015, there were 19,488,449 shares of common stock outstanding held by 1,124 holders of record. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for the Company’s common stock for the year ended June 30, 2015 and 2014.

Year Ended June 30,	2015		2014
	High	Low	High	Low
First quarter	$15.87	$14.55	$17.00	$16.00
Second quarter	16.68	14.58	16.55	15.89
Third quarter	16.72	15.37	16.11	15.26
Fourth quarter	16.94	15.35	16.00	14.87
The Company did not declare any dividends on its common stock during the fiscal years ended June 30, 2015 or 2014. The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. We also have the ability to receive dividends or capital distributions from HomeTrust Bank, our wholly owned subsidiary. There are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. See Item 1, “Business—How We Are Regulated,” for more information regarding the restrictions on the Company’s and the Bank’s abilities to pay dividends.
Unregistered Sales of Equity Securities and Use of Proceeds
The Company has periodically repurchased shares of its common stock as authorized by our Board of Directors.
On February 11, 2013, the Company announced that its Board of Directors had authorized the repurchase of up to 846,400 shares of the Company’s common stock, representing 4% of the Company’s outstanding shares. We completed this stock repurchase program during the fourth fiscal quarter of 2013.

On August 27, 2013, the Company announced that its Board of Directors had authorized the repurchase of up to 1,041,245 shares of the Company’s common stock, representing 5% of the Company’s outstanding shares. We completed this stock repurchase program during the second fiscal quarter of 2014.
On January 31, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 989,183 shares of the Company’s common stock, representing 5% of the Company’s outstanding shares. We completed this stock repurchase program during the second fiscal quarter of 2015.
On November 19, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 1,023,266 shares of the Company’s common stock, representing 5% of the Company’s outstanding shares. As of June 30, 2015, 963,243 shares had been repurchased. We completed this stock repurchase program during the first fiscal quarter of 2016.
The table below sets forth information regarding the Company’s common stock repurchases during the year ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2014	105,000	$15.71	105,000	79,684
August 1 to August 31, 2014	32,760	15.19	32,760	46,924
September 1 to September 30, 2014	5,000	14.70	5,000	41,924
Total during first quarter of fiscal 2015	142,760	$15.56	142,760	41,924

October 1 to October 31, 2014	5,000	$14.67	5,000	36,924
November 1 to November 30, 2014	36,924	15.50	36,924	—
December 1 to December 31, 2014	13,819	15.48	13,819	1,009,447
Total during second quarter of fiscal 2015	55,743	$15.42	55,743	1,009,447

January 1 to January 31, 2015	53,184	$15.72	53,184	956,263
February 1 to February 28, 2015	30,628	15.87	30,628	925,635
March 1 to March 31, 2015	19,880	15.99	19,880	905,755
Total during third quarter of fiscal 2015	103,692	$15.82	103,692	905,755

April 1 to April 30, 2015	58,826	$15.91	58,826	846,929
May 1 to May 30, 2015	421,078	15.71	421,078	425,851
June 1 to June 30, 2015	365,828	16.07	365,828	60,023
Total during fourth quarter of fiscal 2015	845,732	$15.88	845,732	60,023
Total year-to-date 2015	1,147,927	$15.81	1,147,927	60,023
On July 1, 2015, the Company announced that its Board of Directors had authorized a new stock repurchase plan which was effective upon the completion of the November 2014 Plan in July 2015 to repurchase up to 971,271 shares of the Company’s common stock, representing 5% of the Company’s outstanding shares.
Equity Compensation Plans
The equity compensation plan information presented under Part III, Item 12 of this report is incorporated herein by reference.

Shareholder Return Performance Graph Presentation
The performance graph below compares the Company’s cumulative shareholder return on its common stock since the inception of trading on July 11, 2012 to the cumulative total return of the Nasdaq Composite, and the Nasdaq Bank Index for the periods indicated. The information presented below assumes $100 was invested on July 11, 2012, in the Company’s common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance. Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on July 11, 2012.

	Period Ended
	2012			2013				2014				2015
	7/11	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30
HomeTrust Bancshares, Inc.	100.00	113.25	115.47	135.04	144.96	141.03	136.67	134.87	134.79	124.87	142.39	136.50	143.25
NASDAQ Bank Index	100.00	105.49	104.65	116.35	123.55	129.91	145.37	149.07	145.58	138.65	149.50	149.73	161.06
NASDAQ Composite	100.00	107.90	104.55	113.14	117.84	130.59	144.62	145.40	152.64	155.89	163.99	169.70	172.68

Item 6. Selected Financial and Other Data.
The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for the years ended June 30, 2015, 2014 and 2013 are derived in part from the audited consolidated financial statements that appear in this annual report. The following information is only a summary and you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report and “Financial Statements and Supplementary Data” under Item 8 of this report below.

	At June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,783,114	$2,074,454	$1,583,323	$1,720,056	$1,637,643
Loans receivable, net(1)	1,663,333	1,473,529	1,132,110	1,193,945	1,276,377
Allowance for loan losses	22,374	23,429	32,073	35,100	50,140
Certificates of deposit in other banks	210,629	163,780	136,617	108,010	118,846
Securities available for sale, at fair value	257,606	168,774	24,750	31,335	59,016
FHLB and FRB stock(2)	28,711	3,697	1,854	6,300	9,630
Deposits	1,872,126	1,583,047	1,154,750	1,466,175	1,264,585
Other borrowings	475,000	50,000	—	22,265	145,278
Stockholders’ equity	371,050	377,151	367,515	172,485	167,769

	Years Ended June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Operations Data:
Total interest and dividend income	$85,156	$60,281	$60,389	$67,491	$72,087
Total interest expense	5,390	5,432	7,255	11,778	20,529
Net interest income	79,766	54,849	53,134	55,713	51,558
Provision for (recovery of ) loan losses	150	(6,300)	1,100	15,600	42,800
Net interest income after provision for (recovery of) loan losses	79,616	61,149	52,034	40,113	8,758
Service charges and fees on deposit accounts	5,930	2,783	2,589	2,679	2,929
Mortgage banking income and fees	2,989	3,218	5,107	3,846	3,211
Gain on sale of securities	61	10	—	—	430
Gain from business combination	—	—	—	—	5,844
Gain on sale of fixed assets	—	—	—	1,503	—
Other noninterest income	3,539	2,727	2,691	2,400	4,382
Total noninterest income	12,519	8,738	10,387	10,428	16,796
Total noninterest expense	81,552	55,032	51,393	46,661	53,554
Income (loss) before provision (benefit) for income taxes	10,583	14,855	11,028	3,880	(28,000)
Income tax expense (benefit)	2,558	4,513	1,975	(647)	(13,263)
Net income (loss)	$8,025	$10,342	$9,053	$4,527	$(14,737)
Per Share Data:
Net income per common share:
Basic	$0.42	$0.54	$0.45	n/a	n/a
Diluted	$0.42	$0.54	$0.45	n/a	n/a

	At or For the Years Ended June 30,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to average total assets)	0.32%	0.62%	0.56%	0.29%	(0.88)%
Return on equity (ratio of net income to average equity)	2.12	2.86	2.48	2.67	(8.15)
Tax equivalent yield on earning assets(3)	3.88	4.15	4.30	4.82	4.83
Rate paid on interest-bearing liabilities	0.29	0.46	0.65	0.91	1.48
Tax equivalent average interest rate spread(3)	3.59	3.69	3.65	3.91	3.35
Tax equivalent net interest margin(3)(4)	3.64	3.79	3.81	4.02	3.52
Operating expense to average total assets	3.25	3.29	3.21	2.95	3.21
Average interest-earning assets to average interest-bearing liabilities	120.61	130.20	132.54	113.61	113.01
Efficiency ratio(5)	78.02	75.37	67.63	56.77	61.94
Asset quality ratios:
Nonperforming assets to total assets(6)	1.15%	2.53%	5.07%	4.67%	3.81%
Nonaccruing loans to total loans(6)	1.47	2.53	5.88	5.21	3.64
Total classified assets to total assets	2.90	4.51	7.43	7.75	9.83
Allowance for loan losses to nonaccruing loans(6)(7)	90.02	61.79	46.78	54.69	103.43
Allowance for loan losses to total loans	1.33	1.56	2.75	2.85	3.77
Net charge-offs to average loans	0.07	0.19	0.34	2.34	2.59
Capital ratios:
Equity to total assets at end of period(8)	13.33	18.18%	23.21%	10.03%	10.24%
Average equity to average assets	15.11	21.62	23.09	10.71	10.82
Dividend payout to common shareholders	—	—	—	n/a	n/a
_____________________

(1)	Net of allowances for loan losses, loans in process and deferred loan fees.

(2)	FRB stock was first purchased as part of membership requirements in fiscal year 2015.

(3)	The weighted average rate for municipal leases is adjusted for a 34% federal income tax rate since the interest from these leases is tax exempt.

(4)	Net interest income divided by average interest earning assets.

(5)
As presented, this is a non-GAAP measure calculated by dividing total noninterest expense, net of FHLB advance prepayment penalties, REO-related expenses, merger-related expenses, and nonrecurring impairment charges by the sum of net interest income, total noninterest income and the tax equivalent adjustment, net of realized gain/loss on securities. See Part II, Item 7 - "Non-GAAP Financial Measures" for additional details. Non-GAAP efficiency table is set forth below:

	2015	2014	2013	2012	2011
Noninterest expense	$81,552	$55,032	$51,393	$46,661	$53,554
Less FHLB advance prepayment expense	—	—	3,069	2,111	3,988
Less REO-related expenses	1,673	2,089	3,086	4,991	5,306
Less merger-related expenses	5,417	2,708	—	—	—
Less nonrecurring impairment charge	375	—	—	—	—
Noninterest expense – as adjusted	$74,087	$50,235	$45,238	$39,559	$44,260
Net interest income	79,766	54,849	53,134	55,713	51,558
Plus noninterest income	12,519	8,738	10,387	10,428	16,796
Plus tax equivalent adjustment	2,736	3,076	3,371	3,539	3,527
Less realized gain/loss on securities	61	10	—	—	430
Net interest income plus noninterest income – as adjusted	$94,960	$66,673	$66,892	$69,680	$71,451
Efficiency ratio	78.02%	75.37%	67.63%	56.77%	61.94%
Efficiency ratio (without adjustments)	88.37%	86.55%	80.91%	70.55%	78.35%

(6)
Nonperforming assets include nonaccruing loans including certain restructured loans and real estate owned. In the year ended June 30, 2012, $25.7 million of loans were reclassified from impaired loans still accruing interest to nonaccruing loans pursuant to regulatory guidance. At June 30, 2015, there were $7.6 million of restructured loans included in nonaccruing loans and $8.5 million, or 34.3%, of nonaccruing loans were current on their loan payments.

(7)
The decline in the allowance for loan losses during the year ended June 30, 2012 occurred primarily as a result of the charge-off of specific reserves, totaling $16.7 million, in accordance with regulatory guidance. The ratio of allowance for loan losses to nonaccruing loans was reduced during this period by the charge-off, as well as by the reclassification of impaired loans discussed in note (6) above.

(8)	Does not include proceeds from the Conversion consummated on July 10, 2012 for years ended prior to June 30, 2013.
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
Overview
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds in loans secured primarily by first and second mortgages on one-to-four family residences, including home equity loans and construction and land/lot loans, commercial real estate loans, construction and development loans, commercial and industrial loans, and municipal leases. Municipal leases are secured primarily by a ground lease for a firehouse or an equipment lease for fire trucks and firefighting equipment to fire departments located throughout North and South Carolina. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government-sponsored enterprises, as well as, certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”).
We offer a variety of deposit accounts for individuals, businesses, and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities. We adopted a plan of conversion, primarily to increase our capital to grow our loan portfolio organically and through acquisitions and to continue to build our franchise.
We are significantly affected by prevailing economic conditions, as well as, government policies and regulations concerning, among other things, monetary and fiscal affairs, housing, and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing time deposits, other investments, account maturities, and the overall level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, mortgage banking income and gains and losses from sales of securities.

As a result of materially lower loan charge-offs and nonaccruing loans than in prior fiscal years our provision for loan losses was $150,000 during fiscal 2015 and a $6.3 million recovery during fiscal 2014. By contrast, we recorded a $1.1 million provision for loan losses for the fiscal year ended June 30, 2013 and substantially larger provisions in the prior two years. The decrease in loan loss provisioning compared to the earlier years reflects our significant progress in reducing the levels of delinquencies, nonaccruing loans and net charge-offs. As a result of our continued focused efforts, nonaccruing loans decreased by 34.5% to $24.9 million at June 30, 2015, as compared to $37.9 million a year earlier and $68.6 million at June 30, 2013.
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
Merger, Acquisition, and Consolidation Activity
On July 22, 2015, the Bank announced the consolidation of six branch offices located in North Carolina and Tennessee. The closures are the result of a review of customer banking preferences and the current branch network. The consolidation is expected to be completed by the end of October 2015 after regulatory notice requirements are met. The Company had a nonrecurring impairment charge of $375,000 for the quarter ended June 30, 2015 in relation to the consolidation of these offices. The consolidations are expected to reduce operating expenses by $1.2 million annually. See Note 22 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details.
On November 14, 2014, we completed the acquisition of ten branch banking locations in Virginia and North Carolina from Bank of America Corporation (the "Branch Acquisition"). Six of the branches are located in Roanoke Valley, two in Danville, one in Martinsville, Virginia, and one in Eden, North Carolina. The acquisition added approximately $1.0 million in loans and $329.2 million in deposits.
On July 31, 2014, HomeTrust Bank completed its acquisition of Bank of Commerce headquartered in Charlotte, North Carolina. The acquisition of one office in midtown Charlotte added approximately $86.5 million in loans and $93.4 million in deposits.
On May 31, 2014, we completed our acquisition of Jefferson Bancshares, Inc., the holding company for Jefferson Federal Bank, (“Jefferson”) headquartered in Morristown, Tennessee. Jefferson had twelve offices located across East Tennessee. The acquisition added approximately $329.9 million in loans and $377.4 million in deposits.
On July 31, 2013, we completed our acquisition of BankGreenville Financial Corporation (“BankGreenville”) with one office located in Greenville, South Carolina. The acquisition added approximately $47.8 million in loans and $89.1 million in deposits.
Business and Operating Strategy and Goals
Our primary objective is to continue to operate and grow HomeTrust Bank as a well-capitalized, profitable, independent, community banking organization. Our mission is to create stockholder value by building relationships with our employees, customers, and communities in our primary markets in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and a loan production office in Raleigh), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley) through exceptional service while delivering on our brand promise that “It’s Just Better Here.” We will also need to continue providing our employees with the tools necessary to effectively deliver our products and services to customers in order to compete effectively with other financial institutions operating in our market areas.
Improving our asset quality. Our goal is to improve upon our level of nonperforming assets by managing credit risk. We have an internal problem loan resolution process that is managed by a group of experienced senior banking officers to focus on early detection and timely solutions. We are focused on actively monitoring and managing all segments of our loan portfolio in order to proactively identify and mitigate risk. We will continue to devote significant efforts and resources to reducing problem assets to levels consistent with our historical experience. In connection with the downturn in real estate markets, we applied more conservative and stringent underwriting practices to new loans, including, among other things, an increased emphasis on a borrower’s ongoing ability to repay a loan by requiring lower debt to income ratios, higher credit scores and lower loan to value ratios than our previous lending policies had required. Our percentage of nonperforming assets to total assets was 1.15%, 2.53%, and 5.07%, at June 30, 2015, 2014 and 2013, respectively.
Continuing to originate residential and owner-occupied commercial mortgage loans and municipal leases.  Our primary lending focus has been, and will continue to be, on operating as a residential and commercial mortgage lender. We originate both fixed and adjustable-rate residential and commercial mortgage loans. Most of the long term fixed-rate residential mortgage loans that we originate are sold into the secondary market with servicing released, while most of the residential adjustable rate mortgages and fixed rate mortgages with terms to maturity of 15 years or less, the commercial mortgages and all of the municipal leases that we originate, are retained in our portfolio. Although our loan originations have declined during recent periods as we focused on our asset quality problems and experienced lower demand for residential and commercial mortgage loans reflecting both the weak housing market and overall weak economic conditions, we intend to continue to emphasize these lending activities particularly in the larger attractive markets we have added in the past several years.
Expanding our commercial and industrial lending and indirect auto finance line of business.  On March 10, 2014, HomeTrust Bank hired a new Chief Credit Officer, Keith Houghton. Under Mr. Houghton’s direction, the Bank has expanded its commercial credit department and added new technology systems to support the growth of the Bank’s commercial loan portfolio. With our new LPOs in Roanoke, Virginia and Raleigh, North Carolina, and the acquisitions of BankGreenville, Jefferson, and Bank of Commerce, we have expanded our commercial and industrial lending. The expansion and acquisitions have provided us personnel with expertise in commercial and industrial lending, as well as intimate knowledge of additional growing markets. Additionally, during fiscal year 2014, HomeTrust Bank added an indirect auto finance line of business. The indirect auto finance group services automobile dealerships, its owners, and consumers buying automobiles through these dealerships mainly in western North Carolina and upstate South Carolina. Our focus on working with strong dealerships will allow us to expand into additional market areas and to actively deepen relationships through cross-selling opportunities, while building a strong reputation.
Disciplined franchise expansion. We believe opportunities currently exist within our market areas to grow our franchise. We anticipate organic growth as the local economy and loan demand strengthens, through our marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions occurring in our market areas. We may also seek to expand our franchise through the selective acquisition of individual branches, loan purchases and, to a lesser degree, whole bank transactions that meet our investment and market objectives. We will continue to be disciplined as it pertains to future expansion focusing primarily on organic growth in our current market areas.
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
Improving profitability through customer growth and balance sheet management.  We have focused and are continuing to focus significant efforts on creating brand awareness, offering competitive products and employing a strong and experienced workforce. In order to deepen the relationships with our customers and increase individual customer profitability, we have implemented a new cross-marketing program and further augmented our new account opening process to better identify and discuss the individual customer’s product and service needs. In addition, we have targeted our direct mail campaigns to take advantage of competitor mergers and/or branch closures to acquire new customer core deposits. We believe these initiatives have positioned us well to implement a strategy focused on improving revenue growth and noninterest income.
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
The following represent our critical accounting policies:
Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions, and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, bank regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Business Combinations and Acquired Loans.  We use the acquisition method of accounting for all business combinations. The acquisition method of accounting requires us as acquirer to recognize the fair value of assets acquired and liabilities assumed at the acquisition date, as well as, recognize goodwill or a gain from a bargain purchase, if appropriate. Any acquisition-related costs and restructuring costs are recognized as period expenses as incurred.
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
Real Estate Owned (“REO”).  REO represents real estate acquired as a result of customers’ loan defaults. At the time of foreclosure, REO is recorded at fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Revenue and expenses from operations and subsequent valuation adjustments to the carrying amount of the property are included in noninterest expense in the consolidated statements of income. In some instances, we may make loans to facilitate the sales of REO. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by Accounting Standards Codification ("ASC") Topic 360, “Accounting for Sales of Real Estate.” Any gains related to sales of REO may be deferred until the buyer has a sufficient initial and continuing investment in the property.
Goodwill and Intangibles. Goodwill is reviewed for potential impairment on an annual basis during the fourth quarter, or more often if events or circumstances indicate there may be impairment. Testing is conducted in two steps: identifying the potential impairment and then, if necessary, identifying the amount of impairment. The first step compares the fair value of the reporting unit to its carrying amount. If the fair value is less than the carrying amount, a second test is conducted by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. Other identifiable intangible assets are evaluated for impairment if events or changes in circumstances indicate a possible impairment.
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
Non-GAAP Financial Measures
In addition to results presented in accordance with GAAP, this10-K contains certain non-GAAP financial measures, which include: the efficiency ratio; operating expense to average total assets; tangible book value; tangible book value per share; tangible equity to tangible assets ratio; net income excluding merger-related expenses, impairment charges for branch consolidation and provision for/(recovery) of loan losses; and return on assets ("ROA"), return on equity ("ROE"), and earnings per share ("EPS") excluding merger expenses, impairment charges for branch consolidation, and provision for/(recovery) of loan losses. The Company believes these non-GAAP financial measures and ratios as presented are useful for both investors and management to understand the effects of certain items and provides an alternative view of the Company's performance over time and in comparison to the Company's competitors.

Management elected to obtain additional FHLB borrowings beginning in November 2014 as part of a short term leveraging strategy to generate additional net interest income with the proceeds, as well as dividend income from the required purchase of additional FHLB stock. The Company believes that showing the effects of the additional borrowings on net interest income and net interest margins is useful to both management and investors as these measures are commonly used to measure financial institutions performance and performance against peers.

The Company believes these measures facilitate comparison of the quality and composition of the Company's capital and earnings ability over time and in comparison to its competitors. These non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. They should not be considered in isolation or as a substitute for total stockholders' equity or operating results determined in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies.

Set forth below is a reconciliation to GAAP of our efficiency ratio:

	Year Ended
(Dollars in thousands)	June 30,
	2015	2014	2013
Noninterest expense	$81,552	$55,032	$51,393
Less REO-related expenses	1,673	2,089	3,086
Less merger-related expenses	5,417	2,708	—
Less nonrecurring impairment charges	375	—	—
Less FHLB advance prepayment penalty	—	—	3,069
Noninterest expense – as adjusted	$74,087	$50,235	$45,238

Net interest income	$79,766	$54,849	$53,134
Plus noninterest income	12,519	8,738	10,387
Plus tax equivalent adjustment	2,736	3,076	3,371
Less realized gain on securities	61	10	—
Net interest income plus noninterest income – as adjusted	$94,960	$66,653	$66,892
Efficiency ratio	78.02%	75.37%	67.63%
Efficiency ratio (without adjustments)	88.37%	86.55%	80.91%

Set forth below is a reconciliation to GAAP of our operating expense to average assets:

	Year Ended
(Dollars in thousands)	June 30,
	2015	2014	2013
Noninterest expense	$81,552	$55,032	$51,393
Less merger-related expenses	5,417	2,708	—
Less nonrecurring impairment charges	375	—	—
Less FHLB advance prepayment penalty	—	—	3,069
Noninterest expense – as adjusted	$75,760	$52,324	$48,324

Average assets	$2,510,296	$1,673,267	$1,603,514

Adjusted operating expense to average assets	3.02%	3.13%	3.01%

Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

(Dollars in thousands, except per share data)	At June 30,
	2015	2014
Total stockholders' equity	$371,050	$377,151
Less: goodwill, core deposits intangibles, net of taxes	(19,000)	(12,344)
Tangible book value	$352,050	$364,807
Common shares outstanding	19,488,449	20,632,008
Tangible book value per share(1)	$18.06	$17.68

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	At
(Dollars in thousands)	June 30, 2015	June 30, 2014
Tangible book value(1)	$352,050	$364,807
Total assets	2,783,114	2,074,454
Less: goodwill, core deposit intangibles, net of taxes	(19,000)	(12,344)
Total tangible assets(2)	$2,764,114	$2,062,110
Tangible equity to tangible assets	12.74%	17.69%
_________________________________________________________________
(1)    Tangible book value is equal to book value less goodwill and core deposit intangibles, net of related deferred tax liabilities.
(2)    Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP net income, ROA, ROE, and EPS as adjusted to exclude merger-related expenses, impairment charges, and the provision for/(recovery) of loan losses:

	Year Ended
(Dollars in thousands, except per share data)	June 30,
	2015	2014	2013
Merger-related expenses	$5,417	$2,708	$—
Provision/(recovery) of loan losses	150	(6,300)	1,100
Nonrecurring impairment charge	375	—	—
Total adjustments	5,942	(3,592)	1,100
Tax effect (1)	(2,183)	1,506	(407)
Total adjustments, net of tax	3,759	(2,086)	693

Net income (GAAP)	8,025	10,342	9,053

Net income (non-GAAP)	$11,784	$8,256	$9,746

Per Share Data
Average shares outstanding - basic	19,038,098	18,630,774	19,922,283
Average shares outstanding - diluted	19,117,902	18,715,669	19,941,687

Basic EPS
EPS (GAAP)	$0.42	$0.54	$0.45
Non-GAAP adjustment	0.20	(0.10)	0.04
EPS (non-GAAP)	$0.62	$0.44	$0.49

Diluted EPS
EPS (GAAP)	$0.42	$0.54	$0.45
Non-GAAP adjustment	0.20	(0.10)	0.04
EPS (non-GAAP)	$0.62	$0.44	$0.49

Average Balances
Average assets	$2,510,296	$1,673,267	$1,603,514
Average equity	$379,316	$361,727	$365,750

ROA
ROA (GAAP)	0.32%	0.62%	0.56%
Non-GAAP adjustment	0.15%	(0.13)%	0.05%
ROA (non-GAAP)	0.47%	0.49%	0.61%

ROE
ROE (GAAP)	2.12%	2.86%	2.48%
Non-GAAP adjustment	0.99%	(0.58)%	0.18%
ROE (non-GAAP)	3.11%	2.28%	2.66%
________________________________________________________________________
(1)    Tax amounts have been adjusted for certain nondeductible merger-related expenses.

Set forth below is a reconciliation to GAAP net interest income and net interest margin as adjusted to exclude additional FHLB borrowings and proceeds from such borrowings:

	Year Ended June 30, 2015
	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets	$2,267,373	$87,892	3.88%
Less: Interest-earning assets funded by additional FHLB borrowings (1)	217,364	1,254	0.58%
Interest-earning assets - adjusted	$2,050,009	$86,638	4.23%

Interest-bearing liabilities	$1,879,845	$5,390	0.29%
Additional FHLB borrowings (2)	217,365	435	0.20%
Interest-bearing liabilities - adjusted	$1,662,480	$4,955	0.30%

Net interest income and net interest margin		$82,502	3.64%
Net interest income and net interest margin - adjusted		81,683	3.98%
Difference		$819	(0.34)%
_________________________________________________________________________________

(1)	Proceeds from the additional borrowings were invested in various interest-earning assets including: deposits with the FRB, FHLB stock, certificates of deposits in other banks, and commercial paper.

(2)	Additional borrowings were obtained in November 2014.

Comparison of Financial Condition at June 30, 2015 and June 30, 2014
Assets.  Total assets increased $708.7 million, or 34.2%, to $2.8 billion at June 30, 2015 from $2.1 billion at June 30, 2014, including an increase in net loans receivable of $189.8 million, or 12.9%, to $1.7 billion at June 30, 2015 from $1.5 billion at June 30, 2014. The overall increase in assets was largely due to the Branch Acquisition, the Bank of Commerce acquisition, the purchase of home equity lines of credit ("HELOCs"), and proceeds from additional FHLB borrowings which substantially increased cash and cash equivalents as well as commercial paper. The increase in FHLB borrowings was a result of a strategic decision by management to leverage FHLB borrowings beginning in November 2014 to generate additional net interest income with the proceeds, as well as dividend income from the required purchase of additional FHLB stock.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents increased $70.3 million, or 153.5%, to $116.2 million at June 30, 2015 from $45.8 million at June 30, 2014. The Company began purchasing commercial paper during 2015 in conjunction with its short-term leverage strategy, to take advantage of higher returns with relatively low risk, yet remain highly liquid. The commercial paper balance at June 30, 2015 was $256.2 million. The overall increases were primarily a result of the Branch Acquisition and additional funds from FHLB borrowings.
As part of the Company’s liquidity strategy, we also invest a portion of our excess cash in certificates of deposit in other banks which have a higher yield than cash held in interest-earning accounts in order to increase earnings. All of the certificates of deposit in other banks are fully insured by the FDIC. At June 30, 2015, certificates of deposits in other banks totaled $210.6 million compared to $163.8 million at June 30, 2014. The Company has been maintaining a high liquidity position consistent with the Company’s strategy of managing credit and liquidity risk.
Loans.  Net loans increased $189.8 million, or 12.9%, to $1.7 billion at June 30, 2015 compared to $1.5 billion at June 30, 2014 primarily due to $86.5 million in loans acquired from Bank of Commerce, $79.0 million in HELOCs purchased, and $452.0 million portfolio loan originations, that were partially offset by unusually high payoffs during the year relating to the assimilation and transition of newly acquired portfolios.
For fiscal year 2015, the retail loan segment portfolio originations increased from $160.6 million to $241.8 million, or 50.6%, compared to the previous year. The commercial loan segment portfolio originations increased from $83.9 million to $210.2 million, or 150.4%, compared to the previous year. Organic loan growth for the year ended June 30, 2015, which excludes loans acquired through acquisitions and purchases of HELOCs, was $37.4 million, or 2.5%, compared to a net run off of $36.6 million, or (3.1%) for the year ended June 30, 2014.
Asset Quality. The Company remains focused on managing its loan portfolio by proactively identifying problem assets and taking the appropriate measures to address known issues. During 2015, we continued to see improvements throughout our portfolio in our key credit quality metrics. Nonperforming assets decreased 39.4% to $31.9 million, or 1.2% of total assets, at June 30, 2015, compared to $52.6 million, or 2.5% of total assets, at June 30, 2014. Nonperforming assets included $24.9 million in nonaccruing loans and $7.0 million in REO at June 30, 2015, compared to $37.9 million and $14.7 million, in nonaccruing loans and REO, respectively, at June 30, 2014. Included in nonperforming loans are $7.6 million of loans restructured from their original terms of which $4.1 million were current with respect to their modified payment terms. The decrease in nonaccruing loans was primarily due to the sale of $9.2 million in nonperforming loans in the fourth quarter and loans returning to performing status as payment history and the borrower's financial status improved. At June 30, 2015, $8.5 million, or 34.3%, of nonaccruing loans were current on their required loan payments. Purchased impaired loans aggregating $8.2 million acquired from BankGreenville, Jefferson, and Bank of Commerce are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
The ratio of classified assets to total assets decreased to 2.90% at June 30, 2015 from 4.51% at June 30, 2014. Classified assets decreased 12.5% to $81.1 million at June 30, 2015 compared to $93.6 million at June 30, 2014. Delinquent loans (loans delinquent 30 days or more) at June 30, 2015 were $29.8 million, or 1.8% of total loans compared to $27.9 million, or 1.9% of total loans at June 30, 2014.
As of June 30, 2015, impaired loans decreased to $57.9 million from $62.8 million at June 30, 2014. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. For more information on these impaired loans, see Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
Allowance for loan losses.  We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect estimated credit losses in the loan portfolio. In evaluating the level of the allowance for loans losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current risk factors specifically related to each loan type. See "Critical Accounting Policies – Allowance for Loan Losses" for a description of the manner in which the provision for loan losses is established.
Our allowance for loan losses at June 30, 2015 was $22.4 million or 1.33% of total loans, compared to $23.4 million or 1.56% of total loans at June 30, 2014. The allowance for loan losses was 1.58% of total loans at June 30, 2015, excluding acquired loans excluded from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations, as compared to 2.05% at June 30, 2014. The Company recorded these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these loans at the time of acquisition. Any subsequent deterioration in credit quality will result in a provision for loan losses. The allowance for our acquired loans at June 30, 2015 was $401,000. There was no allowance for acquired loans at June 30, 2014.
The provision for losses on loans was $150,000 for the year ended June 30, 2015 compared to a $6.3 million recovery of loan losses for fiscal 2014. Net loan charge-offs decreased to $1.2 million for the year ended June 30, 2015 from $2.3 million for fiscal 2014. Net charge-offs as a percentage of average loans decreased to 0.07% for the year ended June 30, 2015 from 0.19% for last fiscal year. The allowance as a percentage of nonaccruing loans increased to 90.02% at June 30, 2015, compared to 61.79% a year earlier.
We believe that the allowance for loan losses as of June 30, 2015 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Investments.  Securities available for sale increased $88.8 million, to $257.6 million at June 30, 2015 compared to $168.8 million at June 30, 2014. During fiscal 2015, securities purchases of $135.8 million and $24.2 million in investments acquired from the Bank of Commerce were partially offset by $41.3 million in investment securities maturities and $10.4 million in sales and repayments. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We do not believe that there are any other-than-temporary impairments at June 30, 2015; therefore, no impairment losses have been recorded for fiscal 2015. FHLB stock increased $18.8 million over the last fiscal year due to the previously mentioned leveraging strategy. As a member of the Federal Reserve Bank system, the Company is required to own FRB stock, which totaled $6.2 million as of June 30, 2015. No FRB stock was owned at June 30, 2014.
Real estate owned.  REO decreased $7.6 million, to $7.0 million at June 30, 2015 primarily due to the sale of $9.7 million in REO that was partially offset by $2.3 million in transfers from foreclosed loans. The total balance of REO included $4.3 million in land, construction and development projects (both residential and commercial), $1.1 million in commercial real estate and $1.6 million in single-family homes at June 30, 2015.
Deposits.  Deposits increased $289.1 million, or 18.3%, to $1.9 billion at June 30, 2015 from $1.6 billion at June 30, 2014, due to $422.6 million in deposits acquired through recent acquisitions, partially offset by a $133.5 million decrease in deposits through a managed reduction of higher rate deposit and certificates of deposit accounts and expected runoff from the acquisitions.
Borrowings.  Other borrowings increased to $475.0 million at June 30, 2015 from $50.0 million at June 30, 2014 as a result of a $425.0 million increase in FHLB advances as part of management's short-term leveraging strategy. All FHLB advances have maturities of less than 90 days with a weighted average interest rate of 0.20% at June 30, 2015.
Equity.  Stockholders’ equity at June 30, 2015 decreased to $371.1 million from $377.2 million at June 30, 2014. The decrease in stockholders' equity resulted from the repurchase of approximately 1.1 million of the Company's shares for $18.7 million, which was partially offset by $8.0 million of earnings for the year.

Average Balances, Interest and Average Yields/Cost
The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities, as well as, the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, related yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Years Ended June 30,
	2015			2014			2013
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$1,628,067	$80,611	4.95%	$1,213,271	$59,911	4.94%	$1,210,153	$61,775	5.10%
Deposits in other financial institutions	332,703	2,323	0.70%	211,254	1,749	0.83%	221,943	1,509	0.68%
Investment securities	200,772	3,659	1.82%	89,781	1,578	1.76%	28,862	324	1.12%
Other	105,831	1,299	1.23%	13,730	119	0.87%	20,769	152	0.73%
Total interest-earning assets	2,267,373	87,892	3.88%	1,528,036	63,357	4.15%	1,481,727	63,760	4.30%
Interest-bearing liabilities:
Interest-bearing checking accounts	349,599	442	0.13%	220,427	275	0.12%	181,849	212	0.12%
Money market accounts	453,056	1,027	0.23%	306,747	788	0.26%	263,826	895	0.34%
Savings accounts	209,782	304	0.14%	92,374	156	0.17%	90,545	199	0.22%
Certificate accounts	621,943	3,119	0.50%	547,929	4,198	0.77%	571,324	5,669	0.99%
Borrowings	245,464	498	0.20%	6,109	15	0.25%	10,434	280	2.68%
Total interest-bearing liabilities	1,879,844	5,390	0.29%	1,173,586	5,432	0.46%	1,117,978	7,255	0.65%
Tax-equivalent net interest income		$82,502			$57,925			$56,505
Tax equivalent interest rate spread			3.59%			3.69%			3.65%
Net earning assets	$387,529			$354,450			$363,749
Tax equivalent net interest margin			3.64%			3.79%			3.81%
Average interest-earning assets to average interest-bearing liabilities	120.61%			130.20%			132.54%
___________________

(1)	The average loans receivable, net balances include loans held for sale and nonaccruing loans.

(2)
Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $2.7 million, $3.1 million and $3.4 million for fiscal years ended June 30, 2015, 2014, and 2013, respectively, calculated based on a federal income tax rate of 34%.

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

	Year Ended June 30,			Years Ended June 30,
	2015 vs. 2014			2014 vs. 2013
	Increase/ (decrease) due to		Total increase/ (decrease)	Increase/ (decrease) due to		Total increase/ (decrease)
(Dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$20,483	$217	$20,700	$159	$(2,023)	$(1,864)
Deposits in other financial institutions	1,006	(432)	574	(73)	313	240
Investment securities	1,951	130	2,081	684	570	1,254
Other	798	382	1,180	(52)	19	(33)
Total interest-earning assets	24,238	297	24,535	718	(1,121)	(403)
Interest-bearing liabilities:
Interest-bearing checking accounts	$161	$6	$167	$45	$18	$63
Money market accounts	376	(137)	239	146	(253)	(107)
Savings accounts	198	(50)	148	4	(47)	(43)
Certificate accounts	567	(1,646)	(1,079)	(232)	(1,239)	(1,471)
Borrowings	588	(105)	483	(116)	(149)	(265)
Total interest-bearing liabilities	$1,890	$(1,932)	$(42)	$(153)	$(1,670)	$(1,823)
Net increase in tax equivalent interest income			$24,577			$1,420
Comparison of Results of Operations for the Years Ended June 30, 2015 and June 30, 2014
General.  During 2015, we had net income of $8.0 million compared to net income of $10.3 million earned in 2014. The Company's 2015 earnings included merger-related expenses of $5.4 million and a nonrecurring impairment charge of $375,000 related to the consolidation of six branch offices. Also significantly augmenting 2014 net income was a $6.3 million recovery of loan losses compared to a $150,000 provision for loan losses in 2015. Earnings before merger expenses, nonrecurring impairment charges, and provision for (recovery of) loan losses for 2015 were $11.8 million compared to $8.3 million in 2014. On a basic and diluted per share basis, the Company earned $0.42 and $0.54 per share for 2015 and 2014, respectively. Excluding merger-related expenses, nonrecurring impairment charges, and the provision for (recovery of) loan losses, the Company's diluted earnings per share increased 40.9% to $0.62 for 2015 from $0.44 per share in comparison to prior year.
Net Interest Income.  Net interest income was $79.8 million for 2015 compared to $54.8 million in 2014. The $25.0 million, or 45.4% increase was primarily the result of the $24.9 million increase in interest income primarily as a result of increases in average loans receivable and investment securities due to recent acquisitions. Net interest margin (on a fully taxable-equivalent basis) for 2015 contracted 15 basis points over the same period last year from 3.79% to 3.64% as a result of increasing average short-term FHLB borrowings by $239.4 million. The additional borrowings were invested in various short-term assets with an average yield of 0.58%, which generated an additional $819,000 in net interest income in 2015. Excluding the effects of the leverage strategy discussed above, net interest margin increased 19 basis points to 3.98%.
Interest Income.  Interest income for 2015 was $85.2 million, compared to $60.3 million for 2014, an increase of $24.9 million, or 41.3%. The $21.0 million, or 37.0% increase in interest income from loans was a result of average loan receivables increasing $414.8 million to $1.6 billion in 2015 over 2014. The corresponding average loan yield increased marginally by one basis point to 4.95% as the accretion of purchase discounts on acquired loans, which totaled $5.4 million for the year, more than offset new loans originated at lower rates and pay offs of higher yielding loans. Net interest margin is enhanced by the amortization of purchase accounting discounts on purchased loans and certificates of deposit received in recent acquisitions, which is accreted into net interest income. This additional income stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on loan pools purchased and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loans pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter as well as year over year. The amortization of purchase accounting discounts on loans and certificates of deposit of $6.3 million increased the net interest margin (on a fully taxable-equivalent basis) 28 basis points for fiscal 2015.
Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans' contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. As of June 30, 2015, our loans with interest rate floors totaled approximately $578.7 million and had a weighted average floor rate of 4.29% of which $271.9 million, or 47.0%, had yields that would begin floating again once prime rates increase at least 200 basis points.
The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $324.5 million, or 103.1%, to $639.3 million for 2015, while the interest and dividend income from those investments increased by $3.8 million compared to 2014. The increase in average balances in 2015 was primarily due to the purchase of $135.8 million of investment securities, $256.2 million increase in commercial paper, and $24.2 million in investment securities acquired from Bank of Commerce. These increases were partially offset by $41.3 million of U.S. agency securities maturing and $29.8 million in repayments and sales of securities.
Interest Expense.  Interest expense for 2015 remained consistent with prior year at $5.4 million. The 17 basis point drop in the average cost of interest-bearing liabilities from 2014 kept interest expense level with the prior year, while average interest-bearing liabilities increased $706.3 million to $1.9 billion for 2015 compared to 2014 as a result of our recent acquisitions and additional FHLB borrowings.
Deposit interest expense decreased $525,000, or 9.7%, to $4.9 million for 2015 compared to $5.4 million in 2014 primarily as a result of average cost of certificates of deposit decreasing by 27 basis points to 0.50%, which was driven by our strategy to utilize our excess liquidity, mainly cash, to reduce higher-cost deposits by competing less aggressively on certain deposit rates. Interest expense on borrowings increased $483,000 to $498,000 in 2015 over the previous year due to the additional FHLB borrowings.
Provision for Loan Losses.  During 2015, the provision for loan losses was $150,000 compared to a recovery of $6.3 million for 2014. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriated level based upon management's evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.
See "Comparison of Financial Condition at June 30, 2015 and 2014 - Asset Quality and Allowance for Loan Losses" for additional details.
Noninterest Income.  Noninterest income was $12.5 million for 2015 compared to $8.7 million for 2014. The $3.8 million, or 43.3% increase was primarily driven by $3.1 million, or 113.1% increase in service charges on core deposit accounts due to the growth in the number of our deposits accounts due to recent acquisitions. The $812,000, or 29.8% increase in other noninterest income was also a result of recent acquisitions as well as a $427,000 increase in income from bank owned life insurance.
Noninterest Expense.  Noninterest expense was $81.6 million in 2015, a $26.5 million, or 48.2% increase over $55.0 million 2014. This increase was primarily related to a $10.9 million increase in salaries and employee benefits, a $3.3 million increase in net occupancy expense, a $2.7 million increase in merger-related expenses, a $2.4 million increase in amortization of core deposit intangibles, and a $7.2 million increase in other expenses, all of which were a result of our recent acquisitions.
Income Taxes.  The provision for income taxes was $2.6 million for fiscal 2015, representing an effective tax rate of 24.2%, as compared to $4.5 million in 2014. This decrease was due to lower income before taxes, as well as a nonrecurring $962,000 charge incurred in the first quarter of fiscal 2014 related to the decline in value of our deferred tax assets based on decreases in North Carolina's state corporate tax rates. Beginning January 1, 2014, North Carolina's corporate tax rate was reduced from 6.9% to 6.0% and to 5.0% in 2015 with additional reductions to 3.0% in 2017 possible in the event certain state revenue triggers are achieved. In August 2015, the state announced the revenue goals had been met and the new rate for 2016 would be 4.0%. For more information on income taxes and deferred taxes, see Note 11 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
We perform a robust evaluation of our deferred tax assets each year to determine whether a deferred tax asset is more likely than not to be realized, evaluating all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. At June 30, 2015 and June 30, 2014, our deferred tax asset valuation allowance was $1.0 million reducing our net deferred tax assets to $59.5 million and $58.6 million, respectively. The deferred tax asset valuation allowance relates primarily to North Carolina state income taxes due primarily to limitations on state net operating loss carry-forwards. The net deferred tax asset was the amount that we determined was more likely than not to be realized, based on an analysis of positive and negative evidence at June 30, 2015 and June 30, 2014.
Comparison of Results of Operation for the Year Ended June 30, 2014 and 2013
General.  During 2014, we had net income of $10.3 million as compared to net income of $9.1 million for 2013. The increase in net income was primarily driven by improved asset quality leading to a recovery of loan losses of $6.3 million. Net income before merger-related expenses, net of tax, for 2014 was $12.2 million compared to $9.1 million for 2013, a 35.0% increase. On a basic and diluted per share basis, the Company earned $0.54 per share for 2014 versus $0.45 per share for 2013. Earnings per share before merger-related expenses, net of tax, was $0.64 per share for 2014, an increase of 42.2% compared to prior year.

Net Interest Income.  Net interest income was $54.8 million for 2014 compared to $53.1 million for 2013. Net interest income increased $1.7 million, or 3.2%, compared to the prior year as interest income on securities available for sale increased $1.3 million and total interest expense decreased $1.8 million, which was partially offset by a $1.6 million decrease in interest income on loans. Net interest margin (on a fully taxable-equivalent bases) for 2014 decreased two basis points to 3.79% over last year. The yield on interest-earning assets (on a fully taxable-equivalent basis) decreased 15 basis points to 4.15% while the rate paid on interest-bearing liabilities decreased 19 basis points to 0.46%.
The decline in the yield on interest-earning assets during 2014 was primarily due to declines in the tax-equivalent yields on loans receivable. The decline in the yield on interest-bearing liabilities was primarily due to declines in both the average balance and tax-equivalent yields on certificates of deposit. Generally, our balance sheet interest rate sensitivity achieves better net interest rate margins in a stable or increasing interest rate environment. However, due to $578.7 million of loans in the loan portfolio with interest rate floors, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors.
Interest Income.  Interest income for 2014 was $60.3 million, compared to $60.4 million for 2013, a decrease of $108,000, or 0.2%. The decrease in interest income occurred primarily as a result of the decline in the yield on loans receivable and was partially offset by increases in both the average balance and yield on investment securities. Interest income on loans receivable decreased by $1.6 million, or 2.7% to $56.8 million for 2014 from $58.4 million for 2013, reflecting the impact of a 16 basis point decrease in the average tax-equivalent yield on loans. Average loans receivable held steady at $1.2 billion for 2014 compared to 2013. The decrease in average tax-equivalent loan yields reflects the continuing very low level of market interest rates, the maturity or repayment of higher yielding loans, and downward repricing of adjustable rate loans to current market rates. The average tax-equivalent yield on loans was 4.94% for 2014, compared to 5.10% for 2013.
The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $43.2 million, or 15.9%, to $314.8 million for 2014, while the interest and dividend income from those investments increased by $1.5 million compared to the prior fiscal year. The increase in average balance was primarily due to the purchase of $81.6 million of investment securities during fiscal year 2014 and $85.0 million in investment securities acquired in the Jefferson merger. These increases were partially offset by $45.2 million of U.S. agency securities which were called during the fiscal year.
Interest Expense.  Interest expense for the 2014 was $5.4 million, compared to $7.3 million in 2013, a decrease of $1.8 million, or 25.1%. The decrease in interest expense occurred as a result of a 19 basis point decrease in the average cost of interest-bearing liabilities to 0.46% for 2014, from 0.65% for the year earlier. These decreases reflect the prepayment of all higher-rate FHLB advances during 2013, as well as, a managed decline in certificates of deposit as our pricing decreases were designed to allow higher rate certificates of deposit to run off.
Deposit interest expense decreased $1.6 million, or 22.3%, to $5.4 million for 2014 compared to $7.0 million for the year earlier primarily as a result of a $23.4 million decrease in the average balance of certificates of deposit and a 22 basis point decrease in the rate paid on these deposits. In addition, the cost of our money market accounts declined $107,000 due an 8 basis point decrease in the rate paid on these deposits compared to last year. Average borrowings decreased to $6.1 million for 2014, from $10.4 million in 2013, while the average rate paid on borrowings decreased to 0.25% for 2014 from 2.68% in 2013. The decrease in the average rate paid on borrowings was primarily the result of the repayment of all higher-rate FHLB advances in 2013.
Provision for Loan Losses.  During 2014, the provision (recovery) for loan losses was ($6.3) million, compared to $1.1 million for 2013, a decrease of $7.4 million. The recovery in the provision was primarily due to improving asset quality due to lower classified and nonaccruing loans, as well as lower loan charge-offs. Nonaccruing loans decreased $30.6 million, or 44.7%, and our classified assets declined $24.0 million, or 20.4%, during 2014. In addition, at June 30, 2014, $23.9 million, or 50.9%, of our total nonaccruing loans were current on their loan payments as compared to $39.6 million, or 57.7%, of total nonaccruing loans at June 30, 2013. As a result of these factors, combined with our decreasing loan portfolio (excluding loans acquired through acquisition), our provision for loan losses decreased during 2014.
A comparison of the allowance at June 30, 2014 and 2013 reflects a decrease of $8.7 million, or 27.0%, to $23.4 million at June 30, 2014, from $32.1 million at June 30, 2013. The allowance as a percentage of total loans decreased to 1.56% at June 30, 2014, compared to 2.75% at June 30, 2013. The allowance for loan losses was 2.05% of total loans at June 30, 2014, excluding the loans acquired from Jefferson and BankGreenville. The allowance as a percentage of nonaccruing loans increased to 61.79% at June 30, 2014, compared to 46.78% a year earlier.
As of June 30, 2014, we had identified $62.8 million of impaired loans. Our impaired loans are comprised of loans on nonaccrual and TDRs that are performing under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. For more information on these impaired loans, see Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
Noninterest Income.  Noninterest income was $8.7 million for 2014 compared to $10.4 million for 2013. Mortgage banking income and fees decreased $1.9 million, or 37.0%, as proceeds from sales of loans held for sale decreased to $87.9 million during the 2014 fiscal year compared to $230.9 million for the 2013 fiscal year as loans originated for sale were severely curtailed due to lower refinancing activity driven by increased mortgage loan interest rates throughout the fiscal year.
Noninterest Expense.  Noninterest expense for 2014 increased $3.6 million or 7.1% to $55.0 million compared to $51.4 million for 2013. This increase was primarily driven by $2.7 million of merger-related expenses incurred this fiscal year in connection with the July 31, 2013 acquisition of BankGreenville and the May 31, 2014 acquisition of Jefferson. In addition, salaries and employee benefits increased $3.9 million, or 14.9%, partially offset by a $3.1 million decrease in FHLB advance prepayment penalties, as compared to the prior fiscal year. Salaries and employee benefits increased during 2014 primarily as a result of stock based compensation and additional employees retained from the acquisitions of

BankGreenville and Jefferson. As a result, noninterest expenses as a percentage of average assets increased slightly to 3.29% for 2014, as compared to 3.21% for the prior fiscal year.
Income Taxes.  The provision for income taxes was $4.5 million for 2014, representing an effective tax rate of 30.4%, as compared to $2.0 million in 2013. The increase in the income tax provision was due to higher income before income taxes, as well as a nonrecurring $962,000 charge to tax expense for the decrease in the value of our deferred tax assets based on recently implemented decreases in North Carolina’s state corporate tax rates. Beginning January 1, 2014, North Carolina’s corporate tax rate was reduced from 6.9% to 6.0%.
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
How We Measure Our Risk of Interest Rate Changes.  As part of our process to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates. The board of directors sets the asset and liability policy of HomeTrust Bank, which is implemented by management and an asset/liability committee whose members include certain members of senior management.
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
Among the techniques we use to manage interest rate risk are: (i) increasing our portfolio of hybrid and adjustable-rate one-to-four family residential loans; (ii) maintaining a strong capital position, which provides for a favorable level of interest-earning assets relative to interest-bearing liabilities; and (iii) emphasizing less interest rate sensitive and lower-costing “core deposits.” We also maintain a portfolio of short-term or adjustable-rate assets and use fixed-rate FHLB advances and brokered deposits to extend the term to repricing of our liabilities.
We consider the relatively short duration of our deposits in our overall asset/liability management process. Should short-term rates increase, we have assets and liabilities that will increase with the market. This is reflected in the small change in our present value equity (“PVE”) when rates increase (see the table below). PVE is defined as the net present value of our existing assets and liabilities. In addition, we have historically demonstrated an ability to maintain retail deposits through various interest rate cycles. If local retail deposit rates increase dramatically, we also have access to wholesale funding through our lines of credit with the FHLB and FRB, as well as through the brokered deposit market to replace retail deposits, as needed.
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
Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates. The table presented here, as of June 30, 2015, is forward-looking information about our sensitivity to changes in interest rates. The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up and down 400 basis points. Given the relatively low level of market interest rates, a PVE calculation for a decrease of greater than 100 basis points has not been prepared. An increase in rates would negatively impact our PVE as a result of costs of deposit accounts increasing more rapidly than yields on loans due to the fixed rate nature of a large portion of our loan portfolio. As rates rise, the market value of fixed rate assets generally declines due to both the rate increases and slowing prepayments. In addition, due to a number of loans in our loan portfolio with interest rate floors, our net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. Conversely, in a falling interest rate environment these interest rate floors will assist in maintaining our net interest income. As of June 30, 2015, our loans with interest rate floors totaled approximately $578.7 million and had a weighted average floor rate of 4.29%.

June 30, 2015
Change in Interest Rates in	Present Value Equity			PVE
Basis Points	Amount	$ Change	% Change	Ratio
(Dollars in Thousands)
+ 400	$571,268	$(37,419)	(6)%	22%
+ 300	581,852	(26,835)	(4)	22
+ 200	591,734	(16,953)	(3)	22
+ 100	600,604	(8,083)	(1)	22
Base	608,687	—	—	22
- 100	582,037	(26,650)	(4)	21
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
The board of directors and management of HomeTrust Bank believe that certain factors afford HomeTrust Bank the ability to operate successfully despite its exposure to interest rate risk. HomeTrust Bank may manage its interest rate risk by originating and retaining adjustable rate loans in its portfolio, by borrowing from the FHLB to match the duration of our funding to the duration of originated fixed rate one-to-four family real estate loans held in portfolio and by selling on an ongoing basis certain currently originated fixed rate one-to-four family real estate loans.
Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2015, HomeTrust Bank had an additional borrowing capacity of $16.5 million with the FHLB of Atlanta, a $170.6 million line of credit with the FRB, and two lines of credit with two unaffliated banks totaling $35.0 million. At June 30, 2015, we had $475.0 million in FHLB advances outstanding as part of the previously discussed leveraging strategy. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At June 30, 2015, brokered deposits totaled $14.5 million or 0.77% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Company on a stand-alone level is a separate legal entity from HomeTrust Bank and must provide for its own liquidity and pay its own operating expenses. The Company’s primary source of funds consists of the net proceeds retained by the Company from the Conversion. We also have the ability to receive dividends or capital distributions from HomeTrust Bank, although there are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. At June 30, 2015, the Company (on an unconsolidated basis) had liquid assets of $27.1 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2015, the total approved loan commitments and unused lines of credit outstanding amounted to $87.6 million and

$250.8 million, respectively, as compared to $55.4 million and $167.6 million, respectively, as of June 30, 2014. Certificates of deposit scheduled to mature in one year or less at June 30, 2015, totaled $415.6 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During fiscal 2015, cash and cash equivalents increased $70.3 million, or 153.5%, from $45.8 million as of June 30, 2014 to $116.2 million as of June 30, 2015 primarily due to the funds received from the FHLB leveraging strategy. Cash provided by financing activities of $257.9 million and operating activities of $2.7 million was partially offset by cash used in investing activities of $190.2 million. Primary sources of cash for the year ended June 30, 2015 included proceeds from the Branch Acquisition of $310.9 million, an increase in borrowings of $409.8 million, the maturity of investment securities of $41.3 million, and proceeds from the sale of REO of $9.7 million. Primary uses of cash during the period included the purchase of commercial paper, net of maturities, of $255.7 million, the purchase of securities available for sale, net of proceeds from sales of $125.4 million, a $133.5 million decrease in net deposits, $18.7 million used to repurchase common stock, an increase in portfolio loans of $106.6 million, and the purchase of certificates of deposit in other banks, net of maturities, of $46.8 million.
During fiscal 2014, cash and cash equivalents decreased $79.9 million, or 63.5%, from $125.7 million as of June 30, 2013 to $45.8 million as of June 30, 2014 primarily due to the purchase of $81.6 million in investment securities over fiscal year 2014. Cash used for financing activities of $88.5 million and investing activities of $15.1 million was partially offset by cash provided by operating activities of $23.8 million. Primary sources of cash for the year ended June 30, 2014 included proceeds from the maturity of investment securities of $45.2 million, a net decrease in portfolio loans of $30.0 million, and proceeds from the sale of REO of $10.6 million. Primary uses of cash during the period included the purchase of securities available for sale, net of proceeds from sales of $79.5 million, a $38.2 million decrease in net deposits, $29.7 million used to repurchase common stock, and the purchase of certificates of deposit in other banks, net of maturities, of $27.2 million.
At June 30, 2015, equity totaled $371.1 million. Management monitors the capital levels of the Company to provide for current and future business opportunities and to ensure HomeTrust Bank meets regulatory guidelines for “well-capitalized” institutions. The capital adequacy requirements are quantitative measures established by regulation that require HomeTrust Bancshares, Inc. and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires HomeTrust Bancshares, Inc. to maintain capital adequacy that generally parallels the OCC requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements.
As of June 30, 2015, HomeTrust Bancshares, Inc. was considered "well capitalized" in accordance with its regulatory capital guidelines and exceeded all regulatory capital requirements with Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios of 15.92%, 15.92%, 17.03%, and 11.91%, respectively.  As of June 30, 2014, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios were 20.87%, 22.12%, and 18.03%, respectively. In addition, the Company was categorized as "well capitalized" at June 30, 2015 under applicable regulatory guidelines.
As of June 30, 2015, the Bank was considered "well capitalized" in accordance with its regulatory capital guidelines and exceeded all regulatory capital requirements with Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios of 13.36%, 13.36%, 14.48%, and 10.00%, respectively. As of June 30, 2014, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios were 18.29%, 19.54%, and 13.37%, respectively. In addition, the Company was categorized as "well capitalized" at June 30, 2015 under applicable regulatory guidelines.
See Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details on the Company's capital requirements.
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

Item 8. Financial Statements and Supplementary Data

**
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report was not subject to attestation by the Company’s independent registered public accounting firm in accordance with the JOBS Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
HomeTrust Bancshares, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of HomeTrust Bancshares, Inc. and Subsidiary (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeTrust Bancshares, Inc. and its Subsidiary as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina
September 11, 2015

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30,
	2015	2014
Assets
Cash	$33,891	$19,801
Interest-bearing deposits	82,269	26,029
Cash and cash equivalents	116,160	45,830
Commercial paper	256,152	—
Certificates of deposit in other banks	210,629	163,780
Securities available for sale, at fair value	257,606	168,774
Other investments, at cost	28,711	3,697
Loans held for sale	5,874	2,537
Total loans, net of deferred loan fees and discount	1,685,707	1,496,958
Allowance for loan losses	(22,374)	(23,429)
Net loans	1,663,333	1,473,529
Premises and equipment, net	57,524	47,235
Accrued interest receivable	7,522	6,787
Real estate owned (REO)	7,024	14,661
Deferred income taxes	59,493	58,623
Bank owned life insurance	77,354	71,285
Goodwill	12,673	10,751
Core deposit intangibles	10,043	4,014
Other assets	13,016	2,951
Total Assets	$2,783,114	$2,074,454
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,872,126	$1,583,047
Other borrowings	475,000	50,000
Capital lease obligations	1,979	1,998
Other liabilities	62,959	62,258
Total liabilities	2,412,064	1,697,303
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 19,488,449 shares issued and outstanding at June 30, 2015; 20,632,008 at June 30, 2014	195	207
Additional paid in capital	210,621	225,889
Retained earnings	168,357	160,332
Unearned Employee Stock Ownership Plan (ESOP) shares	(8,993)	(9,522)
Accumulated other comprehensive income	870	245
Total stockholders’ equity	371,050	377,151
Total Liabilities and Stockholders’ Equity	$2,783,114	$2,074,454
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	June 30,
	2015	2014	2013
Interest and Dividend Income
Loans	$77,875	$56,835	$58,404
Securities available for sale	3,659	1,578	324
Certificates of deposit and other interest-bearing deposits	2,747	1,789	1,578
Other investments	875	79	83
Total interest and dividend income	85,156	60,281	60,389
Interest Expense
Deposits	4,892	5,417	6,975
Other borrowings	498	15	280
Total interest expense	5,390	5,432	7,255
Net Interest Income	79,766	54,849	53,134
Provision for (Recovery of) Loan Losses	150	(6,300)	1,100
Net Interest Income after Provision for (Recovery of) Loan Losses	79,616	61,149	52,034
Noninterest Income
Service charges and fees on deposit accounts	5,930	2,783	2,589
Mortgage banking income and fees	2,989	3,218	5,107
Gain from sales of securities available for sale	61	10	—
Other, net	3,539	2,727	2,691
Total noninterest income	12,519	8,738	10,387
Noninterest Expense
Salaries and employee benefits	41,265	30,366	26,438
Net occupancy expense	8,635	5,322	5,497
Marketing and advertising	2,048	1,360	1,705
Telephone, postage, and supplies	3,141	1,799	1,737
Deposit insurance premiums	1,922	1,312	1,407
Computer services	5,972	3,690	2,386
Federal Home Loan Bank advance prepayment penalty	—	—	3,069
Loss on sale and impairment of REO	28	646	951
REO expense	1,645	1,443	2,135
Core deposit intangible amortization	2,547	166	86
Merger-related expenses	5,417	2,708	—
Impairment charges for branch consolidation	375	—	—
Other	8,557	6,220	5,982
Total noninterest expense	81,552	55,032	51,393
Income Before Income Taxes	10,583	14,855	11,028
Income Tax Expense	2,558	4,513	1,975
Net Income	$8,025	$10,342	$9,053
Per Share Data:
Net income per common share:
Basic	$0.42	$0.54	$0.45
Diluted	$0.42	$0.54	$0.45
Average shares outstanding:
Basic	19,038,098	18,630,774	19,922,283
Diluted	19,117,902	18,715,669	19,941,687
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	June 30,
	2015	2014	2013
Net Income	$8,025	$10,342	$9,053
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	$890	$415	$(318)
Deferred income tax benefit (expense)	(302)	(141)	108
Reclassification of securities gains recognized in net income	57	—	—
Deferred income tax expense	(20)	—	—
Total other comprehensive income (loss)	$625	$274	$(210)
Comprehensive Income	$8,650	$10,616	$8,843
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2012	—	$—	$31,367	$140,937	$—	$181	$172,485
Net income	—	—	—	9,053	—	—	9,053
Issuance of common stock	21,160,000	212	211,388	—	—	—	211,600
Common stock issuance cost	—	—	(3,396)	—	—	—	(3,396)
Loan to ESOP for purchase of shares	—	—	—	—	(10,580)	—	(10,580)
Stock repurchased for equity incentive plan	(846,400)	(9)	(13,290)	—	—	—	(13,299)
Granted restricted stock	511,300	5	(5)	—	—	—	—
Stock option expense	—	—	541	—	—	—	541
Restricted stock expense	—	—	572	—	—	—	572
ESOP shares allocated	—	—	220	—	529	—	749
Other comprehensive loss	—	—	—	—	—	(210)	(210)
Balance at June 30, 2013	20,824,900	$208	$227,397	$149,990	$(10,051)	$(29)	$367,515
Net income	—	—	—	10,342	—	—	10,342
Stock repurchased	(1,845,744)	(18)	(29,668)	—	—	—	(29,686)
Granted restricted stock	7,050	—	—	—	—	—	—
Forfeited restricted stock	(18,900)	—	—	—	—	—	—
Retired stock	(14,555)	—	—	—	—	—	—
Shares issued for Jefferson Bancshares, Inc. merger	1,679,257	17	25,222	—	—	—	25,239
Stock option expense	—	—	1,273	—	—	—	1,273
Restricted stock expense	—	—	1,350	—	—	—	1,350
ESOP shares allocated	—	—	315	—	529	—	844
Other comprehensive income	—	—	—	—	—	274	274
Balance at June 30, 2014	20,632,008	$207	$225,889	$160,332	$(9,522)	$245	$377,151
Net income	—	—	—	8,025	—	—	8,025
Stock repurchased	(1,147,927)	(12)	(18,646)	—	—	—	(18,658)
Forfeited restricted stock	(1,600)	—	—	—	—	—	—
Retired stock	(12,032)	—	—	—	—	—	—
Exercised stock options	18,000	—	259	—	—	—	259
Stock option expense	—	—	1,394	—	—	—	1,394
Restricted stock expense	—	—	1,427	—	—	—	1,427
ESOP shares allocated	—	—	298	—	529	—	827
Other comprehensive income	—	—	—	—	—	625	625
Balance at June 30, 2015	19,488,449	$195	$210,621	$168,357	$(8,993)	$870	$371,050
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	June 30,
	2015	2014	2013
Operating Activities:
Net income	$8,025	$10,342	$9,053
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	150	(6,300)	1,100
Depreciation	3,776	2,369	2,287
Deferred income tax expense	2,286	4,378	1,607
Net amortization and accretion	(4,806)	(1,272)	(210)
Federal Home Loan Bank advance prepayment penalty	—	—	3,069
Loss on sale and impairment of REO	28	646	951
Earnings from bank owned life insurance	(1,911)	(1,484)	(1,553)
Gain from sales of securities available for sale	(61)	(10)	—
Gain on sale of loans held for sale	(1,651)	(1,603)	(3,751)
Origination of loans held for sale	(74,353)	(73,501)	(227,117)
Proceeds from sales of loans held for sale	72,667	87,895	230,885
Decrease in deferred loan fees, net	(1,363)	(7)	(513)
Decrease (increase) in accrued interest receivable and other assets	(636)	(1,019)	4,240
Amortization of core deposits intangibles	2,547	166	86
ESOP compensation expense	827	844	749
Restricted stock and stock option expense	2,821	2,623	1,113
Decrease (increase) in other liabilities	(5,685)	(307)	1,935
Net cash provided by operating activities	2,661	23,760	23,931
Investing Activities:
Purchase of securities available for sale	(135,830)	(81,565)	(6,000)
Proceeds from sales of securities available for sale	10,387	2,086	—
Proceeds from maturities of securities available for sale	41,340	45,225	6,100
Purchase of commercial paper	(788,217)	—	—
Proceeds from maturities of commercial paper	532,490	—	—
Purchase of certificates of deposit in other banks	(101,904)	(45,132)	(79,927)
Maturities of certificates of deposit in other banks	55,055	17,969	51,320
Principal repayments of mortgage-backed securities	19,447	9,850	6,101
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank Stock	(24,223)	3,239	4,446
Net decrease (increase) in loans	(106,588)	30,011	54,445
Purchase of bank owned life insurance	—	—	(16,000)
Purchase of premises and equipment	(4,937)	(1,688)	(1,581)
Capital improvements to REO	(94)	(236)	(542)
Proceeds from sale of REO	9,741	10,592	11,061
Acquisition of BankGreenville Financial Corporation, net of cash paid	—	1,475	—
Acquisition of Jefferson Bancshares, Inc., net of cash paid	—	(6,926)	—
Acquisition of Bank of Commerce, net of cash received	(7,759)	—	—
Acquisition of Bank of America branches, net of cash paid	310,868	—	—
Net cash provided by (used in) investing activities	(190,224)	(15,100)	29,423

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	June 30,
	2015	2014	2013
Financing Activities:
Net decrease in deposits	(133,517)	(38,166)	(311,425)
Net increase (decrease) in other borrowings	409,828	(10,673)	(25,334)
Repayment of subordinated debentures	—	(10,000)	—
Proceeds from stock conversion	—	—	208,204
Loan to ESOP for purchase of shares	—	—	(10,580)
Common stock repurchased	(18,658)	(29,686)	(13,299)
Stock options exercised	259	—	—
Decrease in capital lease obligations	(19)	(18)	(8)
Net cash provided by (used in) financing activities	257,893	(88,543)	(152,442)
Net Increase (Decrease) in Cash and Cash Equivalents	70,330	(79,883)	(99,088)
Cash and Cash Equivalents at Beginning of Period	45,830	125,713	224,801
Cash and Cash Equivalents at End of Period	$116,160	$45,830	$125,713

	June 30,
	2015	2014	2013
Supplemental Disclosures:
Cash paid during the period for:
Interest	$4,964	$5,271	$7,414
Income taxes	222	150	123
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	625	274	(210)
Transfers of loans to REO	2,288	9,645	7,730
Transfers of loans to loans sold (included in other assets)	9,139	—	—
Transfers of loans to held for sale	—	4,340	—
Loans originated to finance the sale of REO	460	94	651
Business Combinations:
Assets acquired	463,959	600,022	—
Liabilities assumed	444,154	539,979	—
Net assets acquired	19,805	60,043	—
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
1. Summary of Significant Accounting Policies
Business
The consolidated financial statements presented in this report include the accounts of HomeTrust Bancshares, Inc., a Maryland corporation (“HomeTrust”), and its wholly-owned subsidiary, HomeTrust Bank, National Association (the “Bank”). As used throughout this report, the term the “Company” refers to HomeTrust and its consolidated subsidiary, unless the context otherwise requires. HomeTrust is a bank holding company primarily engaged in the business of planning, directing, and coordinating the business activities of the Bank. The Bank is chartered as a national bank and provides a wide range of of retail and commercial banking products within its geographic footprint, which includes: North Carolina (the Asheville metropolitan area, the "Piedmont" region, Charlotte, and a loan production office in Raleigh), Upstate South Carolina (Greenville), East Tennessee (Kingsport/Johnson City, Knoxville, and Morristown) and Southwest Virginia (the Roanoke Valley). The Bank operates under a single set of corporate polices and procedures and is recognized as a single banking segment for financial reporting purposes.
Accounting Principles
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States (“US GAAP”).
Principles of Consolidation and Subsidiary Activities
The accompanying consolidated financial statements include the accounts of HomeTrust, the Bank, and its wholly-owned subsidiary, Western North Carolina Service Corporation (“WNCSC”) at or for the years ended June 30, 2015, 2014, and 2013. WNCSC owns office buildings in Asheville, North Carolina that are leased to the Bank. All intercompany items have been eliminated.
Reclassifications

Certain amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, shareholders’ equity or net income.

Use of Estimates in Financial Statements
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include cash and interest-bearing deposits with initial terms to maturity of ninety days or less.
Commercial Paper
Commercial paper includes highly liquid short-term debt of investment graded corporations with maturities less than 270 days. These instruments are typically purchased at a discount based on prevailing interest rates and do not exceed $10.0 million per issuer.
Securities
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Loans
Portfolio loans are carried at their outstanding principal amount, less unearned income and deferred nonrefundable loan fees, net of certain origination costs. Interest income is recorded as earned on an accrual basis based on the contractual rate and the outstanding balance, except for nonaccruing loans where interest is recorded as earned on a cash basis. Net deferred loan origination fees/costs are deferred and amortized to interest income over the life of the related loan.
Acquired Loans
Purchased loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased impaired or purchased non-impaired. Purchased impaired loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments.
The cash flows expected to be received over the life of the loans were estimated by management. These cash flows were provided to third party analysts to calculate carrying values of the loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speed assumptions will be periodically reassessed to update our expectation of future cash flows. The excess of the cash flows expected to be collected over a loan's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield are disclosed quarterly.
The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses. The purchased impaired loans acquired are and will continue to be subject to the Company's internal and external credit review and monitoring.
For purchased non-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans.
Loan Segments and Classes
The Company’s loan portfolio is grouped into two segments (retail consumer loans and commercial loans) and into various classes within each segment. The Company originates, services, and manages its loans based on these segments and classes. The Company’s portfolio segments and classes within those segments are subject to risks that could have an adverse impact on the credit quality of the loan portfolio. Management identified the risks described below as significant risks that are generally similar among the loan segments and classes.
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
One-to-four family and construction and land/lot loans are to individuals and are typically secured by one-to-four family residential property, undeveloped land, and partially developed land in anticipation of pending construction of a personal residence. Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral, which can lead to higher levels of foreclosures. Construction and land/lot loans may experience delays in completion and cost overruns that exceed the borrower’s financial ability to complete the project. Such cost overruns can result in foreclosure of partially completed and unmarketable collateral.
Originated home equity lines of credit ("HELOCs") are often secured by second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render the Company’s second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lien holders that may further weaken collateral positions. Further, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination. In December 2014, the Company began purchasing HELOCs from a third party. The credit risk characteristics are different for these loans since they were not originated by the Company and the collateral is located outside the Company’s market area, primarily in several western states. These loans have an average FICO score of 772 and loan to values of less than 90%. The Company established an allowance for loan losses based on the historical losses in the states where these loans were originated. The Company will monitor the performance of these loans and adjust the allowance for loan losses as necessary.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Indirect auto finance loans are primarily for new and used personal automobiles originated by franchised and independent auto dealers within the Company's geographic footprint. The bank-dealer relationship is governed by contract, which provides warranties and representations, payment schedules, and rights and remedies upon breach. The underwriting process and standards are maintained by the Company and implemented via an automated decision tool, which incorporates the borrower's credit score, loan to value ratio, and terms of the loan to determine the borrower's creditworthiness.
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
Substandard—A substandard asset is inadequately protected by the current net worth and paying capacity of the obligor, or of the collateral pledged, if any. Assets classified as substandard generally have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These assets are characterized by the distinct possibility of loss if the deficiencies are not corrected.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Loans Held for Sale
Loans held for sale are residential mortgages and are valued at the lower of cost or fair value less estimated costs to sell as determined by outstanding commitments from investors on a “best efforts” basis or current investor yield requirements, calculated on the aggregate loan basis. Loans sold are generally sold at par value and with servicing released.
Allowance for Loan Losses
The allowance for loan losses is management’s estimate of probable credit losses that are inherent in the Company’s loan portfolios at the balance sheet date. The allowance increases when the Company provides for loan losses through charges to operating earnings and when the Company recovers amounts from loans previously written down or charged off. The allowance decreases when the Company writes down or charges off loan amounts that are deemed uncollectible.
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
Nonperforming Assets
Nonperforming assets can include loans that are past due 90 days or more based on the loan’s contractual terms and continue to accrue interest, loans on which interest is not being accrued, and REO.
Loans Past Due 90 Days or More, Nonaccruing, Impaired, or Restructured
The Company’s policies related to when loans are placed on nonaccruing status conform to guidelines prescribed by bank regulatory authorities. Generally, the Company suspends the accrual of interest on loans (i) that are maintained on a cash basis because of the deterioration of the financial condition of the borrower, (ii) for which payment in full of principal or interest is not expected (impaired loans), or (iii) on which principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. Under the Company’s cost recovery method, interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accruing status when all principal and interest amounts contractually due are brought current and concern no longer exists as to the future collectability of principal and interest, which is generally confirmed when the loan demonstrates performance for six consecutive months or payment cycles.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Loan Charge-offs
The Company charges off loan balances, in whole or in part to fair market value, when available, verifiable, and documentable information confirms that specific loans, or portions of specific loans, are uncollectible or unrecoverable. For unsecured loans, losses are confirmed when it can be determined that the borrower, or any guarantors, are unwilling or unable to pay the amounts as agreed. When the borrower, or any guarantor, is unwilling or unable to pay the amounts as agreed on a loan secured by collateral and any recovery will be realized upon the sale of the collateral, the loan is deemed to be collateral dependent. Repayments or recoveries for collateral dependent loans are directly affected by the value of the collateral at liquidation. As such, loan repayment can be affected by factors that influence the amount recoverable, the timing of the recovery, or a combination of the two. Such factors include economic conditions that affect the markets in which the loan or its collateral is sold, bankruptcy, repossession and foreclosure laws, and consumer banking regulations. Losses are also confirmed when the loan, or a portion of the loan, is classified as loss resulting from loan reviews conducted by the Company or its bank regulatory examiners.
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
Real Estate Owned
REO consists of real estate acquired as a result of customers’ loan defaults. REO is stated at the lower of the related loan balance or the fair value of the property net of the estimated costs of disposal with a charge to the allowance for loan losses upon foreclosure. Any write-downs subsequent to foreclosure are charged against operating earnings. To the extent recoverable, costs relating to the development and improvement of property are capitalized, whereas those costs relating to holding the property are charged to expense.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the 150% declining balance and the straight-line method over the estimated useful lives. Leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Maintenance and repair costs are expensed as incurred. Capitalized leases are amortized using the same methods as premises and equipment over the estimated useful lives or lease terms, whichever is less. Obligations under capital leases are amortized using the interest method to allocate payments between principal reduction and interest expense.
Federal Home Loan Bank and Federal Reserve Bank Stock
As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank of Richmond ("Federal Reserve Bank"). These investments are carried at cost due to the redemption provisions of these entities and the restricted nature of the securities. Management reviews for impairment based on the ultimate recoverability of the cost basis of these stocks.
Business Combinations
The Company uses the acquisition method of accounting, formerly referred to as the purchase method, for all business combinations. An acquirer must be identified for each business combination, and the acquisition date is the date the acquirer achieves control. The acquisition method of accounting requires the Company as acquirer to recognize the fair value of assets acquired and liabilities assumed at the acquisition date as well as recognize goodwill or a gain from a bargain purchase, if appropriate. Any acquisition-related costs and restructuring costs are recognized as period expenses as incurred.
Goodwill
Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. Goodwill has an indefinite useful life and is evaluated for impairment annually in the fourth quarter or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

step process. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The Company uses a combination of the market and income approaches to estimate the fair value of its reporting unit. All inputs are evaluated by management during step one at the evaluation date of April 1st and reviewed again at year end to ensure no significant changes occurred that could indicate impairment.
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
Core Deposit Intangibles
Core deposit intangibles represents the estimated value of long-term deposit relationships acquired in business combinations. These core deposit premiums are amortized using an accelerated method over the estimated useful lives of the related deposits typically between five and ten years. The estimated useful lives are periodically reviewed for reasonableness.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence. See footnote 11 for additional information.
The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of June 30, 2015 and 2014, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2011.
Employee Stock Ownership Plan
In connection with the conversion from a mutual to a stock form of organization in July 2012, the Bank established an ESOP for the benefit of all of its eligible employees. Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP. Shares released are allocated to each eligible participant based on the ratio of each participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. Forfeited shares shall be reallocated among other participants in the Plan. At the discretion of the Bank, cash dividends, when paid on allocated shares, will be distributed to participants’ accounts, paid in cash to the participants, or used to repay the principal and interest on the ESOP loan used to acquire Company stock on which dividends were paid. Cash dividends on unallocated shares will be used to repay the outstanding debt of the ESOP.
It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to the Company over a 20-year period.
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
As of July 1, 2015, the ESOP and the HomeTrust Bank 401(k) Plan was combined to form the HomeTrust Bank KSOP Plan.
Equity Incentive Plan
The Company issues restricted stock and stock options under the HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”) to key officers and outside directors. In accordance with the requirements of the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period. The Company estimates forfeitures when recognizing compensation expense and this

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

estimate is adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimate. Changes in estimated forfeitures in future periods are recognized through a cumulative catch-up adjustment, which is recognized in the period of change and also will affect the amount of estimated unamortized compensation expense to be recognized in future periods.
Comprehensive Income
Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale and is presented in the consolidated statements of comprehensive income.
Derivative Instruments and Hedging
The Company recognizes all derivatives as either assets or liabilities in the balance sheet, and measures those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. Loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments. The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). The Company also enters into forward sales commitments for the mortgage loans underlying the rate lock commitments. The fair values of these two derivative financial instruments are collectively insignificant to the consolidated financial statements.
Net Income Per Share
Per the provisions of ASC 260, Earnings Per Share, basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding for the year, less the average number of nonvested restricted stock awards. Diluted earnings per share reflect the potential dilution from the issuance of additional shares of common stock caused by the exercise of stock options and restricted stock awards. In addition, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. ESOP shares are considered outstanding for basic and diluted earnings per share when the shares are committed to be released.
Net income is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings, or absorb losses. See Note 15 for further discussion on the Company’s earnings per share.
Recent Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. Since the Company does not have any unrecognized tax benefits, the adoption of the ASU did not have a material impact on the Company’s Consolidated Financial Statements.
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
In June 2015, FASB issued ASU No. 2015-10, Technical Corrections and Improvements. On November 10, 2010 FASB added a standing project that will facilitate the FASB Accounting Standards Codification ("Codification”) updates for technical corrections, clarifications, and improvements. These amendments are referred to as Technical Corrections and Improvements. Maintenance updates include non-substantive corrections to the Codification, such as editorial corrections, various link-related changes, and changes to source fragment information. This update contains amendments that will affect a wide variety of Topics in the Codification. The amendments in this ASU will apply to all reporting entities within the scope of the affected accounting guidance and generally fall into one of four categories: amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification, and minor improvements. In summary, the amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for fiscal years and interim reporting periods after December 15, 2015. Early adoption is permitted including adoption in an interim period. All other amendments are effective upon the issuance of this ASU. ASU 2015-10 did not have a material impact on the Company's consolidated financial statements.
2. Business Combinations
All business combinations are accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.
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
The following table presents the consideration paid by the Bank in the acquisition of these Bank of America branches and the assets acquired and liabilities assumed as of November 14, 2014:

	As Recorded By Bank of America	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash paid as deposit premium			$9,805
Total consideration			$9,805
Assets
Cash and cash equivalents	$320,673	$—	$320,673
Loans, net of allowance	1,045	—	1,045
Premises and equipment, net	6,303	2,690	8,993
Accrued interest receivable	3	—	3
Deferred income taxes	—	353	353
Core deposit intangibles	—	7,936	7,936
Total assets acquired	$328,024	$10,979	$339,003
Liabilities
Deposits	$328,007	$1,174	$329,181
Other liabilities	17	—	17
Total liabilities assumed	$328,024	$1,174	$329,198
Net identifiable assets acquired over liabilities assumed	$—	$9,805	$9,805
Goodwill			$—

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
The excess of the merger consideration over the fair value of Bank of Commerce's net assets was allocated to goodwill. The book value as of July 31, 2014, of assets acquired was $122,530 and liabilities assumed was $114,672. The Company recorded $1,922 in goodwill related to the acquisition.
The following table presents the consideration paid by the Bank in the acquisition of Bank of Commerce and the assets acquired and liabilities assumed as of July 31, 2014:

	As Recorded By Bank of Commerce	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash paid			$10,000
Total consideration			$10,000
Assets
Cash and cash equivalents	$2,241	$—	$2,241
Securities available for sale	24,228	—	24,228
Loans, net of allowance	89,339	(2,855)	86,484
FHLB Stock	791	—	791
REO	224	(14)	210
Premises and equipment, net	135	—	135
Accrued interest receivable	355	(100)	255
Deferred income taxes	286	2,839	3,125
Core deposit intangibles	—	640	640
Other assets	4,931	(6)	4,925
Total assets acquired	$122,530	$504	$123,034
Liabilities
Deposits	$93,303	$112	$93,415
Other borrowings	15,000	172	15,172
Other liabilities	6,369	—	6,369
Total liabilities assumed	$114,672	$284	$114,956
Net identifiable assets acquired over liabilities assumed	$7,858	$220	$8,078
Goodwill			$1,922
During the fourth quarter of fiscal 2015, adjustments were made to various assets to better reflect their fair values as of the acquisition date. These adjustments resulted in a net decrease to goodwill of $2,031.
The carrying amount of acquired loans from Bank of Commerce as of July 31, 2014 consisted of purchased performing loans and purchased credit-impaired ("PCI") loans as detailed in the following table:

	Purchased Performing	PCI	Total Loans
Retail Consumer Loans:
One-to-four family	$2,717	$2,979	$5,696
Home equity lines of credit	8,823	317	9,140
Consumer	37	15	52
Commercial:
Commercial real estate	29,048	30,047	59,095
Construction and development	202	3,020	3,222
Commercial and industrial	5,402	3,877	9,279
Total	$46,229	$40,255	$86,484

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
The excess of the merger consideration over the fair value of Jefferson’s net assets was allocated to goodwill. The book value as of May 31, 2014, of assets acquired was $494,261 and liabilities assumed was $441,858. The Company recorded $7,949 in goodwill related to the acquisition.
The following table presents the consideration paid by the Company in the acquisition of Jefferson and the assets acquired and liabilities assumed as of May 31, 2014:

	As Recorded by Jefferson	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash paid including cash in lieu of fractional shares			$25,251
Fair value of HomeTrust common stock at $15.03 per share			25,239
Total consideration			$50,490
Assets
Cash and cash equivalents	$18,325	$—	$18,325
Securities available for sale	85,744	(675)	85,069
Loans, net of allowance	338,616	(8,704)	329,912
FHLB Stock	4,635	—	4,635
REO	3,288	(1,064)	2,224
Premises and equipment, net	24,662	(1,487)	23,175
Accrued interest receivable	1,367	(90)	1,277
Deferred income taxes	9,606	3,637	13,243
Core deposit intangibles	847	2,683	3,530
Other assets	7,171	(393)	6,778
Total assets acquired	$494,261	$(6,093)	$488,168
Liabilities
Deposits	$376,985	$371	$377,356
Other borrowings	55,081	858	55,939
Subordinated debentures	7,460	2,540	10,000
Other liabilities	2,332	—	2,332
Total liabilities assumed	$441,858	$3,769	$445,627
Net identifiable assets acquired over liabilities assumed	$52,403	$(9,862)	$42,541
Goodwill			$7,949
During the fourth quarter of fiscal 2015, adjustments were made to various assets to better reflect their fair values as of the acquisition date. These adjustments resulted in a net increase to goodwill of $936.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The carrying amount of acquired loans from Jefferson as of May 31, 2014 consisted of purchased performing loans and purchased impaired loans as detailed in the following table:

	Purchased Performing	Purchased Impaired	Total Loans
Retail Consumer Loans:
One-to-four family	$74,378	$6,066	$80,444
Home equity lines of credit	16,857	18	16,875
Construction and land/lots	7,810	924	8,734
Consumer	3,690	2	3,692
Commercial:
Commercial real estate	119,635	15,649	135,284
Construction and development	24,658	1,012	25,670
Commercial and industrial	52,863	6,350	59,213
Total	$299,891	$30,021	$329,912
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the consideration paid by the Company in the acquisition of BankGreenville and the assets acquired and liabilities assumed as of July 31, 2013:

	As Recorded by BankGreenville	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash			$7,823
Repayment of BankGreenville preferred stock			1,050
Contingent cash consideration (1)			680
Total consideration			$9,553
Assets
Cash and cash equivalents	$10,348	$—	$10,348
Securities available for sale	34,345	—	34,345
Loans, net of allowance	51,622	(3,792)	47,830
FHLB Stock	447	—	447
REO	2,317	(168)	2,149
Premises and equipment, net	2,458	(117)	2,341
Accrued interest receivable	429	—	429
Deferred tax asset	—	2,470	2,470
Core deposit intangibles	—	530	530
Other assets	214	—	214
Total assets acquired	$102,180	$(1,077)	$101,103
Liabilities
Deposits	$88,906	$201	$89,107
Other borrowings	4,700	34	4,734
Other liabilities	511	—	511
Total liabilities assumed	$94,117	$235	$94,352
Net identifiable assets acquired over liabilities assumed	$8,063	$(1,312)	$6,751
Goodwill			$2,802
________________________________________________________

(1)	Estimate of additional amount to be paid to shareholders on or about July 31, 2015 based on performance of a select pool of loans totaling approximately $8,000.
The carrying amount of acquired loans from BankGreenville as of July 31, 2013 consisted of purchased performing loans and purchased impaired loans as detailed in the following table:

	Purchased Performing	Purchased Impaired	Total Loans
Retail Consumer Loans:
One-to-four family	$8,274	$1,392	$9,666
Home equity lines of credit	3,987	134	4,121
Consumer	522	—	522
Commercial:
Commercial real estate	23,073	4,552	27,625
Construction and development	2,367	3,529	5,896
Total	$38,223	$9,607	$47,830

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table discloses the impact of the acquisition of Bank of Commerce since the effective date of July 31, 2014 through June 30, 2015 and the Branch Acquisition since the effective date of November 14, 2014 through June 30, 2015. In addition, the table presents certain pro forma information as if the Branch Acquisition, Bank of Commerce, Jefferson, and BankGreenville had been acquired on July 1, 2014 and July 1, 2013. Although this pro forma information combines the historical results from each company, it is not indicative of what would have occurred had the acquisition taken place on July 1, 2014 and July 1, 2013. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity while significant one-time merger-related expenses are not included. Furthermore, expenses related to systems conversions and other costs of integration have been included in the consolidated statement of income have not been included in the pro forma statements below:

	Actual Year Ended June 30, 2015	Pro Forma Year Ended June 30, 2015	Pro Forma Year Ended June 30, 2014
Total revenues*	$92,285	$96,589	$91,643
Net income	8,025	10,752	14,620
* Net interest income plus other income
3. Securities Available for Sale
Securities available for sale consist of the following at the dates indicated:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$115,683	$455	$(67)	$116,071
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	120,294	674	(159)	120,809
Municipal Bonds	16,359	372	(53)	16,678
Corporate Bonds	3,889	96	—	3,985
Equity Securities	63	—	—	63
Total	$256,288	$1,597	$(279)	$257,606

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$38,085	$45	$(37)	$38,093
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	111,455	393	(412)	111,436
Municipal Bonds	15,951	282	(13)	16,220
Corporate Bonds	2,912	113	—	3,025
Total	$168,403	$833	$(462)	$168,774
Debt securities available for sale by contractual maturity at the dates indicated are shown below. Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	June 30, 2015
	Amortized Cost	Estimated Fair Value
Due within one year	$317	$317
Due after one year through five years	83,268	83,455
Due after five years through ten years	48,578	49,102
Due after ten years	3,768	3,860
Mortgage-backed securities	120,294	120,809
Total	$256,225	$257,543

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	June 30, 2014
	Amortized Cost	Estimated Fair Value
Due within one year	$8,555	$8,555
Due after one year through five years	21,001	21,008
Due after five years through ten years	22,323	22,649
Due after ten years	5,069	5,126
Mortgage-backed securities	111,455	111,436
Total	$168,403	$168,774
Gross proceeds and gross realized gains and losses from sales of securities recognized in net income follow:

	June 30,
	2015	2014	2013
Gross proceeds from sales of securities	$10,387	$2,086	$—
Gross realized gains from sales of securities	74	42	—
Gross realized losses from sales of securities	(13)	(32)	—
Securities available for sale with costs totaling $181,404 and $51,036 with market values of $182,217 and $51,297 at June 30, 2015 and June 30, 2014, respectively, were pledged as collateral to secure various public deposits.
The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2015 and June 30, 2014 were as follows:

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$35,793	$(67)	$—	$—	$35,793	$(67)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	24,429	(81)	5,037	(78)	29,466	(159)
Municipal Bonds	3,920	(53)	—	—	3,920	(53)
Total	$64,142	$(201)	$5,037	$(78)	$69,179	$(279)

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$19,475	$(37)	$—	$—	$19,475	$(37)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	75,761	(399)	162	(13)	75,923	(412)
Municipal Bonds	6,668	(13)	—	—	6,668	(13)
Total	$101,904	$(449)	$162	$(13)	$102,066	$(462)
The total number of securities with unrealized losses at June 30, 2015, and June 30, 2014 were 81 and 159, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the years ended June 2015, 2014 or 2013.
As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank of Richmond ("FRB"). No ready market exists for these stocks and the carrying value approximates its fair value based on the redemption provisions of the FHLB and the FRB.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

4. Loans
Loans consist of the following at the dates indicated:

	June 30, 2015	June 30, 2014
Retail consumer loans:
One-to-four family	$650,750	$660,630
HELOCs - originated	161,204	148,379
HELOCs - purchased	72,010	—
Construction and land/lots	45,931	59,249
Indirect auto finance	52,494	8,833
Consumer	3,708	6,331
Total retail consumer loans	986,097	883,422
Commercial loans:
Commercial real estate	441,620	377,769
Construction and development	64,573	56,457
Commercial and industrial	84,820	74,435
Municipal leases	108,574	106,215
Total commercial loans	699,587	614,876
Total loans	1,685,684	1,498,298
Deferred loan fees, net	23	(1,340)
Total loans, net of deferred loan fees and discount	1,685,707	1,496,958
Allowance for loan and lease losses	(22,374)	(23,429)
Net loans	$1,663,333	$1,473,529
All qualifying one-to-four family first mortgage loans, HELOCs, and FHLB Stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
The Company’s total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2015
Retail consumer loans:
One-to-four family	$598,417	$11,563	$28,656	$1,772	$12	$640,420
HELOCs - originated	155,899	580	4,020	407	3	160,909
HELOCs - purchased	72,010	—	—	—	—	72,010
Construction and land/lots	42,689	650	1,754	124	—	45,217
Indirect auto finance	52,396	59	39	—	—	52,494
Consumer	3,610	16	32	—	39	3,697
Commercial loans:
Commercial real estate	384,525	12,762	13,972	182	—	411,441
Construction and development	50,815	3,567	5,413	—	—	59,795
Commercial and industrial	73,774	953	4,781	—	2	79,510
Municipal leases	106,260	1,733	581	—	—	108,574
Total loans	$1,540,395	$31,883	$59,248	$2,485	$56	$1,634,067

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2014
Retail consumer loans:
One-to-four family	$602,839	$17,639	$28,974	$2,907	$10	$652,369
HELOCs - originated	141,008	1,605	4,967	420	2	148,002
HELOCs - purchased	—	—	—	—	—	—
Construction and land/lots	55,374	1,878	807	113	—	58,172
Indirect auto finance	8,801	32	—	—	—	8,833
Consumer	6,115	62	97	13	3	6,290
Commercial loans:
Commercial real estate	313,437	16,931	19,746	1,944	—	352,058
Construction and development	41,336	2,927	5,972	570	—	50,805
Commercial and industrial	66,481	873	1,723	—	3	69,080
Municipal leases	104,404	1,811	—	—	—	106,215
Total loans	$1,339,795	$43,758	$62,286	$5,967	$18	$1,451,824
The Company’s total PCI loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2015
Retail consumer loans:
One-to-four family	$5,176	$1,210	$3,890	$54	$—	$10,330
HELOCs - originated	259	—	36	—	—	295
Construction and land/lots	571	—	143	—	—	714
Consumer	11	—	—	—	—	11
Commercial loans:
Commercial real estate	21,550	3,454	5,175	—	—	30,179
Construction and development	2,292	146	2,340	—	—	4,778
Commercial and industrial	4,349	279	682	—	—	5,310
Municipal leases	—	—	—	—	—	—
Total loans	$34,208	$5,089	$12,266	$54	$—	$51,617

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2014
Retail consumer loans:
One-to-four family	$4,904	$—	$3,357	$—	$—	$8,261
HELOCs - originated	7	—	370	—	—	377
Construction and land/lots	791	—	286	—	—	1,077
Consumer	41	—	—	—	—	41
Commercial loans:
Commercial real estate	20,853	—	4,858	—	—	25,711
Construction and development	2,443	2,169	1,040	—	—	5,652
Commercial and industrial	4,647	—	708	—	—	5,355
Municipal leases	—	—	—	—	—	—
Total loans	$33,686	$2,169	$10,619	$—	$—	$46,474

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2015
Retail consumer loans:
One-to-four family	$5,548	$8,261	$13,809	$636,941	$650,750
HELOCs - originated	695	808	1,503	159,701	161,204
HELOCs - purchased	—	—	—	72,010	72,010
Construction and land/lots	102	307	409	45,522	45,931
Indirect auto finance	—	—	—	52,494	52,494
Consumer	23	2	25	3,683	3,708
Commercial loans:
Commercial real estate	2,758	4,636	7,394	434,226	441,620
Construction and development	166	2,992	3,158	61,415	64,573
Commercial and industrial	439	2,898	3,337	81,483	84,820
Municipal leases	202	—	202	108,372	108,574
Total loans	$9,933	$19,904	$29,837	$1,655,847	$1,685,684

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2014
Retail consumer loans:
One-to-four family	$4,929	$8,208	$13,137	$647,493	$660,630
HELOCs - originated	400	939	1,339	147,040	148,379
HELOCs - purchased	—	—	—	—	—
Construction and land/lots	508	122	630	58,619	59,249
Indirect auto finance	—	—	—	8,833	8,833
Consumer	34	16	50	6,281	6,331
Commercial loans:
Commercial real estate	306	6,729	7,035	370,734	377,769
Construction and development	1,165	3,789	4,954	51,503	56,457
Commercial and industrial	183	576	759	73,676	74,435
Municipal leases	—	—	—	106,215	106,215
Total loans	$7,525	$20,379	$27,904	$1,470,394	$1,498,298

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s recorded investment in loans, by segment and class that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	June 30, 2015		June 30, 2014
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$10,523	$—	$14,917	$—
HELOCs - originated	1,856	—	2,749	—
Construction and land/lots	465	—	443	—
Consumer	49	—	27	—
Commercial loans:
Commercial real estate	5,103	—	12,953	—
Construction and development	3,461	—	5,697	—
Commercial and industrial	3,081	—	1,134	—
Municipal leases	316	—	—	—
Total loans	$24,854	$—	$37,920	$—
PCI loans totaling $8,158 at June 30, 2015 and $9,091 at June 30, 2014 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
Included in other assets is a receivable from a third party related to the sale of $9,200 of nonperforming loans that was settled on July 8, 2015. The additional charge-off of approximately $664 resulting from the transaction is reflected in charge-offs in the allowance for loan losses as of June 30, 2015.
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
The Company’s loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	June 30, 2015	June 30, 2014
Performing TDRs included in impaired loans	$21,891	$22,179
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	June 30, 2015
	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$—	$15,731	$7,698	$23,429
Provision for (recovery of) loan losses	1,053	(1,258)	355	150
Charge-offs	(652)	(3,107)	(1,101)	(4,860)
Recoveries	—	1,209	2,446	3,655
Balance at end of period	$401	$12,575	$9,398	$22,374

	June 30, 2014
	Retail Consumer	Commercial	Total
Balance at beginning of period	$21,952	$10,121	$32,073
Recovery of loan losses	(3,447)	(2,853)	(6,300)
Charge-offs	(4,436)	(901)	(5,337)
Recoveries	1,662	1,331	2,993
Balance at end of period	$15,731	$7,698	$23,429

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	June 30, 2013
	Retail Consumer	Commercial	Total
Balance at beginning of period	$21,172	$13,928	$35,100
Provision for (recovery of) loan losses	3,641	(2,541)	1,100
Charge-offs	(3,715)	(3,276)	(6,991)
Recoveries	854	2,010	2,864
Balance at end of period	$21,952	$10,121	$32,073
The Company’s ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans Collectively Evaluated	Total	PCI	Loans individually evaluated for impairment	Loans Collectively Evaluated	Total
June 30, 2015
Retail consumer loans:
One-to-four family	$35	$492	$7,463	$7,990	$10,330	$22,841	$617,579	$650,750
HELOCs - originated	3	275	1,499	1,777	295	2,608	158,301	161,204
HELOCs - purchased	—	—	432	432	—	—	72,010	72,010
Construction and land/lots	—	531	1,291	1,822	714	1,926	43,291	45,931
Indirect auto finance	—	—	464	464	—	—	52,494	52,494
Consumer	—	39	89	128	11	45	3,652	3,708
Commercial loans:
Commercial real estate	334	—	6,005	6,339	30,179	10,961	400,480	441,620
Construction and development	—	119	1,462	1,581	4,778	5,161	54,634	64,573
Commercial and industrial	29	400	675	1,104	5,310	4,537	74,973	84,820
Municipal leases	—	—	737	737	—	316	108,258	108,574
Total	$401	$1,856	$20,117	$22,374	$51,617	$48,395	$1,585,672	$1,685,684
June 30, 2014
Retail consumer loans:
One-to-four family	$—	$493	$10,034	$10,527	$8,261	$23,929	$628,440	$660,630
HELOCs - originated	—	134	2,353	2,487	377	3,014	144,988	148,379
HELOCs - purchased	—	—	—	—	—	—	—	—
Construction and land/lots	—	379	2,041	2,420	1,077	1,735	56,437	59,249
Indirect auto finance	—	—	113	113	—	—	8,833	8,833
Consumer	—	3	181	184	41	10	6,280	6,331
Commercial loans:
Commercial real estate	—	26	5,413	5,439	25,711	13,784	338,274	377,769
Construction and development	—	26	1,215	1,241	5,652	5,571	45,234	56,457
Commercial and industrial	—	3	246	249	5,355	2,378	66,702	74,435
Municipal leases	—	—	769	769	—	—	106,215	106,215
Total	$—	$1,064	$22,365	$23,429	$46,474	$50,421	$1,401,403	$1,498,298

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s impaired loans and the related allowance, by segment and class, at the dates indicated follows:

		Total Impaired Loans
	Unpaid Principal Balance	With a Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance
June 30, 2015
Retail consumer loans:
One-to-four family	$31,590	$10,340	$19,164	$29,504	$598
HELOCs - originated	6,019	2,565	1,543	4,108	294
Construction and land/lots	3,303	1,225	758	1,983	533
Indirect auto finance	10	—	—	—	—
Consumer	1,966	13	45	58	39
Commercial loans:
Commercial real estate	13,829	696	10,971	11,667	412
Construction and development	6,615	1,268	4,241	5,509	64
Commercial and industrial	5,668	688	4,051	4,739	431
Municipal leases	316	—	316	316	—
Total impaired loans	$69,316	$16,795	$41,089	$57,884	$2,371
June 30, 2014
Retail consumer loans:
One-to-four family	$38,493	$17,379	$14,614	$31,993	$678
HELOCs - originated	6,539	2,445	2,305	4,750	166
Construction and land/lots	3,671	1,737	109	1,846	411
Consumer	364	16	11	27	3
Commercial loans:
Commercial real estate	23,458	6,228	9,114	15,342	166
Construction and development	9,780	1,043	5,088	6,131	54
Commercial and industrial	3,857	835	1,903	2,738	13
Municipal leases	—	—	—	—	—
Total impaired loans	$86,162	$29,683	$33,144	$62,827	$1,491
The table above includes $9,492 and $12,406, of impaired loans that were not individually evaluated at June 30, 2015 and June 30, 2014, respectively, because these loans did not meet the Company’s threshold for individual impairment evaluation. The recorded allowance above includes $515 and $427 related to these loans that were not individually evaluated at June 30, 2015 and June 30, 2014, respectively.
The Company’s average recorded investment in loans individually evaluated for impairment as of the dates indicated below, and interest income recognized on impaired loans for the year ended as follows:

	June 30, 2015		June 30, 2014		June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$30,089	$1,696	$38,949	$1,624	$44,060	$1,867
HELOCs - originated	4,373	238	5,549	274	5,869	194
Construction and land/lots	2,074	158	2,080	182	2,906	169
Consumer	46	24	34	8	67	3
Commercial loans:
Commercial real estate	14,718	243	22,116	640	25,501	1,014
Construction and development	5,654	167	7,885	169	12,161	425
Commercial and industrial	2,496	188	2,747	163	3,006	153
Municipal leases	303	24	—	—	—	—
Total loans	$59,753	$2,738	$79,360	$3,060	$93,570	$3,825

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A summary of changes in the accretable yield for PCI loans for the years ended June 30, 2015 and 2014 follows.

	Year Ended June 30, 2015	Year Ended June 30, 2014
Accretable yield, beginning of period	$6,151	$—
Addition from the BankGreenville acquisition	—	1,835
Addition from the Jefferson acquisition	—	4,949
Addition from Bank of Commerce acquisition	7,315	—
Reclass from Nonaccretable yield (1)	3,047	—
Other changes, net (2)	438	—
Interest income	(5,855)	(633)
Accretable yield, end of period	$11,096	$6,151
______________________________

(1)	Represents changes attributable to expected losses assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.
The following table presents the purchased performing loans receivable for Bank of Commerce at July 31, 2014 (the acquisition date):

July 31, 2014
Contractually required principal payments receivable	$47,388
Adjustment for credit, interest rate, and liquidity	1,159
Balance of purchased loans receivable	$46,229
The following table presents the PCI loans for Bank of Commerce at July 31, 2014 (the acquisition date):

July 31, 2014
Contractually required principal and interest payments receivable	$49,870
Amounts not expected to be collected – nonaccretable difference	2,300
Estimated payments expected to be received	47,570
Accretable yield	7,315
Fair value of purchased impaired loans	$40,255
The following table presents carrying values and unpaid principal balances for PCI loans as June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Carrying value of PCI loans	$51,617	$46,474
Unpaid principal balance of PCI loans	$61,451	$54,128

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Year Ended June 30, 2015			Year Ended June 30, 2014
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	4	$449	$447	8	$417	$424
HELOCs - originated	—	—	—	4	371	367
Construction and land/lots	1	110	99	—	—	—
Total	5	$559	$546	12	$788	$791
Extended payment terms:
Retail consumer:
One-to-four family	5	$566	$579	4	$379	$355
HELOCs - originated	3	91	85	—	—	—
Consumer	2	10	8	—	—	—
Commercial:
Commercial real estate	1	426	467	—	—	—
Total	11	$1,093	$1,139	4	$379	$355
Other TDRs:
Retail consumer:
One-to-four family	21	$4,166	$4,027	17	$1,257	$1,272
HELOCs - originated	4	155	119	2	42	4
Construction and land/lots	2	138	134	2	787	767
Consumer	2	58	1	—	—	—
Commercial:
Construction and development	1	173	169	—	—	—
Commercial and industrial	30	$4,690	$4,450	21	$2,086	$2,043
Total	46	$6,342	$6,135	37	$3,253	$3,189

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the years ended June 30, 2015 and 2014.

	Year Ended June 30, 2015		Year Ended June 30, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	2	$379	1	$71
HELOCs - originated	—	—	2	274
Total	2	$379	3	$345
Extended payment terms:
Retail consumer:
One-to-four family	4	$574	1	$278
Total	4	$574	1	$278
Other TDRs:
Retail consumer:
One-to-four family	12	$1,422	4	$322
HELOCs - originated	2	8	—	—
Construction and land/lots	1	32	—	—
Consumer	1	1	—	—
Commercial:
Construction and development	1	170	—	—
Total	17	$1,633	4	$322
Total	23	$2,586	8	$945
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
5. Premises and Equipment
Premises and equipment consist of the following:

	June 30,
	2015	2014
Land	$16,167	$12,588
Land held under capital lease	2,052	2,052
Office buildings	50,979	44,723
Furniture, fixtures and equipment	17,370	13,391
Total	86,568	72,754
Less accumulated depreciation	(29,044)	(25,519)
Premises and equipment, net	$57,524	$47,235

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

6. Accrued Interest Receivable
Accrued interest receivable consists of the following:

	June 30,
	2015	2014
Loans	$6,270	$6,051
Securities available for sale	840	595
Other	412	141
Total	$7,522	$6,787

7. Goodwill and Core Deposit Intangibles
The changes in the carrying amount of the Company's goodwill are as follows:

Goodwill
Balance, June 30, 2013	$—
Additions	10,751
Balance, June 30, 2014	$10,751
Additions	1,922
Balance, June 30, 2015	$12,673
During 2015, the Company recorded $1,922 in goodwill as a result of the Bank of Commerce acquisition. During 2014, the Company recorded $10,751 in goodwill as a result of the acquisitions of Jefferson and BankGreenville. Adjustments of $936 were made to goodwill in relation to the final valuation of Jefferson acquisition which was adjusted as of the beginning of the period. See footnote 2 for more details regarding these acquisitions.
The Company added $8,796 in core deposit intangibles during 2015 related to the Branch Acquisition and Bank of Commerce. The Company added $4,060 in core deposits intangibles during 2014 related to the acquisitions of Jefferson and BankGreenville. Amortization expense related to core deposit intangibles was $2,547, $166, and $86 for the years ended June 30, 2015, 2014, and 2013, respectively.
Estimated amortization expense for each of the next five years and thereafter is as follows:

June 30, 2015
2016	$2,907
2017	2,412
2018	1,920
2019	1,430
2020	943
Thereafter	431
Total	$10,043

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

8. Deposit Accounts
Deposit accounts consist of the following:

			Weighted Average Interest Rates
	June 30,		June 30,
	2015	2014	2015	2014
Noninterest-bearing accounts	$204,050	$123,285	—%	—%
NOW accounts	387,379	295,386	0.08%	0.10%
Money market accounts	481,948	354,247	0.20%	0.24%
Savings accounts	221,674	175,974	0.13%	0.19%
Certificates of deposit	577,075	634,155	0.61%	0.70%
Total	$1,872,126	$1,583,047	0.27%	0.37%
Maturities of certificates of deposit are as follows:

	June 30, 2015	June 30, 2014
2016	$415,641	$453,353
2017	89,954	95,793
2018	32,451	46,583
2019	14,565	16,356
2020	18,000	12,510
Thereafter	6,464	9,560
Total	$577,075	$634,155
Certificates of deposit with balances of $250 or greater totaled $58,342 and $97,755 at June 30, 2015 and 2014, respectively. Generally, deposit amounts in excess of $250,000 are not federally insured.
Interest expense on deposits consists of the following:

	June 30,
	2015	2014	2013
NOW accounts	$442	$275	$212
Money market accounts	1,027	788	895
Savings accounts	304	156	199
Certificates of deposit	3,119	4,198	5,669
Total	$4,892	$5,417	$6,975
9. Other Borrowings
Other borrowings consist of:

	June 30,
	2015		2014
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances maturing:
90 days or less	$475,000	0.20%	$50,000	0.20%
Total	$475,000	0.20%	$50,000	0.20%
All qualifying one-to-four family first mortgage loans, HELOCs, and FHLB Stock were pledged as collateral to secure the FHLB advances.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

10. Leases
The Company leases certain real property under long-term operating lease agreements. Rent expense under operating leases was $1,282, $887, and $653 for the years ended June 30, 2015, 2014, and 2013, respectively.
The following schedule summarizes aggregate future minimum lease payments under these operating leases at June 30, 2015.

Fiscal year ending:	June 30,
2016	$1,220
2017	1,119
2018	1,101
2019	534
Thereafter	189
Total of future minimum payments	$4,163
The Company currently leases land for one of its retail office locations under a capital lease. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected as capital lease obligations on the accompanying balance sheets, because the lease has been deemed to have a bargain purchase option. Included in premises and equipment at June 30, 2015 and June 30, 2014 is $2,052 as the capitalized cost of the leased land.
Aggregate future minimum lease payments due under this capital lease obligation are as follows:

Fiscal year ending:	June 30,
2016	$122
2017	123
2018	123
2019	133
2020-2029	2,674
Total minimum lease payments	3,175
Less: amount representing interest	(1,196)
Present value of net minimum lease payments	$1,979
11. Income Taxes
Income tax expense consists of:

	June 30,
	2015	2014	2013
Current:
Federal	$219	$126	$324
State	53	9	44
Total current expense	272	135	368
Deferred:
Federal	1,966	2,853	911
State	320	1,525	696
Total deferred expense	2,286	4,378	1,607
Total income tax expense	$2,558	$4,513	$1,975

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations before income taxes as a result of the following:

	Year Ended June 30,
	2015		2014		2013
	$	Rate	$	Rate	$	Rate
Tax at federal income tax rate	$3,598	34%	$5,051	34%	$3,749	34%
Increase (decrease) resulting from:
Tax exempt income	(1,575)	(15)%	(1,740)	(12)%	(1,946)	(18)%
Nondeductible merger expenses	40	—%	162	1%	—	—%
Change in valuation allowance for deferred tax assets, allocated to income tax expense	(2)	—%	(1,160)	(8)%	(390)	(4)%
State tax, net of federal benefit	246	2%	1,012	7%	489	4%
Other	251	2%	1,188	8%	73	1%
Total	$2,558	23%	$4,513	30%	$1,975	17%
The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at June 30, 2015 and 2014 are presented below:

	June 30,
	2015	2014
Deferred tax assets:
Alternative minimum tax credit	$3,853	$3,772
Allowance for loan losses	8,264	8,965
Deferred compensation and post-retirement benefits	16,194	16,668
Accrued vacation and sick leave	29	29
Impairments on real estate owned	1,451	1,704
Other than temporary impairment on investments	3,712	3,721
Net operating loss carryforward	25,354	22,825
Discount from business combination	6,061	5,334
Stock compensation plans	833	45
Other	1,323	1,782
Total gross deferred tax assets	67,074	64,845
Less valuation allowance	(1,012)	(1,014)
Deferred tax assets	66,062	63,831
Deferred tax (liabilities):
Depreciable basis of fixed assets	(1,944)	(2,340)
Deferred loan fees	(518)	(336)
FHLB stock, book basis in excess of tax	(144)	(144)
Unrealized gain on securities available for sale	(489)	(138)
Other	(3,474)	(2,250)
Total gross deferred tax liabilities	(6,569)	(5,208)
Net deferred tax assets	$59,493	$58,623
The Company has NOL carry forwards of $71,458 and $64,174 as of June 30, 2015 and June 30, 2014, respectively, with a recorded tax benefit of $25,354 and $22,825 included in deferred tax assets. The majority of these loss carryforwards will expire for federal tax purposes from 2022 through 2032.
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
The valuation allowance for deferred tax assets as of June 30, 2015 and 2014 was $1,012 and $1,014, respectively. The net decrease in the total valuation allowance for June 30, 2015 and 2014 was $2 and $1,164, respectively. The significant decrease in 2014 related primarily to North

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Carolina state income taxes due to limitations on state net operating loss carry forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management performed a robust evaluation of the Company’s deferred tax assets at June 30, 2015 and June 30, 2014. Management considered all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial performance in making this assessment. Negative evidence considered included the Company’s pre-tax loss for the year ended June 30, 2011 and relatively high net loan chargeoffs during the years ended June 30, 2012 and 2011. Positive evidence considered included pre-tax income for the years ended June 30, 2015, 2014 and 2013, the Company’s history of generating taxable income, no prior history of generating loss carry forwards or expiration of loss carry forwards, its regulatory “well capitalized” status, the long-term nature of the deferred compensation deferred tax asset, our projections for future earnings, the Company’s improving credit quality indicators, and its ability to sell its municipal lease portfolio to convert current tax-free income to future taxable income. Based upon this evaluation, management believes there is more positive evidence than negative evidence and it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2015 and June 30, 2014. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if negative trends occur with credit quality and earnings during the carryforward period.
Retained earnings at June 30, 2015 and 2014 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank.
The Company is no longer subject to examination for federal and state purposes for tax years prior to 2011.
12. Employee Benefit Plans
The Company has a 401(k) savings/profit-sharing plan for its employees. The Company matches employee contributions dollar for dollar up to 6% of each employee’s compensation. The Company may also make discretionary profit sharing contributions for the benefit of all eligible participants as long as total contributions do not exceed applicable limitations. Employees become fully vested in the Company’s contributions after six years of service. The Company’s expense for 401(k) contributions to this plan was $1,298, $918, and $827 for the years ended June 30, 2015, 2014, and 2013, respectively. As of July 1, 2015, the ESOP and the HomeTrust Bank 401(k) Plan were combined to form the HomeTrust Bank KSOP Plan.
Post-retirement health care benefits are provided to certain key officers under the Company’s Executive Medical Care Plan (“EMCP”). The EMCP is unfunded and is not qualified under the Internal Revenue Code ("IRC"). Plan expense for the years ended June 30, 2015, 2014, and 2013 was $238, $248, and $229, respectively. Total accrued expenses related to this plan included in other liabilities were $5,175 and $5,079, respectively, as of June 30, 2015 and 2014.
13. Deferred Compensation Agreements
The Company’s Director Emeritus Plans (“Plans”) provides certain benefits to Emeritus Directors for providing current advisory services to the Company. The Plans are unfunded and are not qualified under the IRC. Plan benefits vary by participant and are payable to a designated beneficiary in the event of death. The Company records an expense based on the present value of expected future benefits. Plan expenses for the years ended June 30, 2015, 2014, and 2013 were $468, $478, and $471 respectively. Total accrued expenses related to these plans included in other liabilities were $10,632 and $10,816, respectively, as of June 30, 2015 and 2014.
The Company has deferred compensation agreements with certain members of the Company’s Board of Directors. The future payments related to these agreements are to be funded with life insurance contracts which are payable to the Company in the event of the director’s death. For the years ended June 30, 2015, 2014, and 2013 deferred compensation expense was $63, $104, and $71, respectively.
The net cash surrender value of the related life insurance policies and deferred compensation liability are detailed below:

	June 30,
	2015	2014
Net cash surrender value of life insurance, related to deferred compensation	$6,497	$6,962
Deferred compensation liability, included in other liabilities	$1,528	$1,752
Long term deferred compensation and supplemental retirement plans are provided to certain key current and former officers. These plans are unfunded and are not qualified under the IRC. The benefits will vary by participant and are payable to a designated beneficiary in the event of death.  Plan expenses for the years ended June 30, 2015, 2014, and 2013 were $629, $841, and $1,014, respectively. Total accrued expenses related to these plans included in other liabilities were $19,950 and $20,786, as of June 30, 2015 and 2014, respectively.
In addition, the Company has a deferred compensation plan provided to certain officers and directors. The plan allows the participants to defer any of their annual compensation, including bonus payments, up to the maximum allowed for each participant. The plan is unfunded and is not qualified under the IRC. Plan expenses for the years ended June 30, 2015, 2014, and 2013 were $223, $240, and $243, respectively. The total deferred compensation plan payable included in other liabilities was $6,047 and $6,122, respectively as of June 30, 2015 and 2014.
14. Employee Stock Ownership Plan
Compensation expense related to the ESOP for the fiscal year ended June 30, 2015, 2014, and 2013 was $827, $844, and $749, respectively. Shares held by the ESOP include the following:

	June 30, 2015	June 30, 2014
Unallocated ESOP shares	899,300	952,200
Allocated ESOP shares	105,800	52,900
ESOP shares committed to be released	52,900	52,900
Total ESOP shares	1,058,000	1,058,000
Fair value of unallocated ESOP shares	$15,072	$15,016

15. Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	June 30,
	2015	2014	2013
Numerator:
Net income available to common stockholders	$8,025	$10,342	$9,053
Denominator:
Weighted-average common shares outstanding - basic	$19,038,098	$18,630,774	$19,922,283
Effect of dilutive shares	79,804	84,895	19,404
Weighted-average common shares outstanding - diluted	$19,117,902	$18,715,669	$19,941,687
Net income per share - basic	$0.42	$0.54	$0.45
Net income per share - diluted	$0.42	$0.54	$0.45
There were 1,448,000 and 1,513,500 outstanding stock options that were anti-dilutive for the years ended June 30, 2015 and 2014, respectively.
16. Equity Incentive Plan
The Company provides stock-based awards through the 2013 Omnibus Incentive Plan which provides for awards of restricted stock, restricted stock units, stock options, stock appreciation rights, and cash awards to directors, emeritus directors, officers, employees, and advisory directors. The cost of equity-based awards under the 2013 Omnibus Incentive Plan generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the plan is 2,962,400, including 2,116,000 for stock options and stock appreciation rights and 846,400 for awards of restricted stock and restricted stock units.
Shares of common stock issued under the 2013 Omnibus Incentive Plan may be authorized but unissued shares or, in the case of restricted stock awards, may be repurchased shares.  As of June 30, 2013, the Company had repurchased all 846,400 shares on the open market for issuance under the 2013 Omnibus Incentive Plan, for $13,297, at an average cost of $15.71 per share.
Share based compensation expense related to stock options and restricted stock recognized for the fiscal year ended June 30, 2015 and 2014 were $2,821 and $2,623, respectively, before the related tax benefit of $1,044 and $971, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents stock option activity and related information:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2012	—	$—	—	$—
Granted	1,557,000	14.37	9.6	—
Options outstanding at June 30, 2013	1,557,000	$14.37	9.6	$4,033
Granted	30,000	15.83	—	—
Exercised	—	—	—	—
Forfeited	73,500	14.37	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2014	1,513,500	$14.40	8.6	$2,077
Exercisable at June 30, 2014	290,175	$14.37
Granted	10,000	16.08	—	—
Exercised	18,000	14.37	—	—
Forfeited	7,500	14.37	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2015	1,498,000	$14.41	7.7	$3,519
Exercisable at June 30, 2015	548,550	$14.39
The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of each option granted in fiscal 2015 and 2014 was $3.59 and $5.26, respectively. Assumptions used for grants were as follows:

Assumptions in Estimating Option Values
	2015	2014
Weighted-average volatility	18.90%	28.19%
Expected dividend yield	—%	—%
Risk-free interest rate	1.56%	2.04%
Expected life (years)	6.0	6.5
At June 30, 2015, the Company had $3,562 of unrecognized compensation expense related to 1,498,000 stock options scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.8 years at June 30, 2015. At June 30, 2014, the Company had $5,300 of unrecognized compensation expense related to 1,513,500 stock options schedule to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.3 years at June 30, 2014. All unexercised options expire ten years after the grant date.
The table below presents restricted stock award activity for the year ended June 30, 2015:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June, 2013	511,300	$14.37	$8,672
Granted	7,050	15.80	—
Vested	95,485	14.37	—
Forfeited	18,900	14.37	—
Non-vested at June 30, 2014	403,965	$14.39	$6,770
Granted	—	—	—
Vested	91,895	14.39	—
Forfeited	1,600	14.37	—
Non-vested at June 30, 2015	310,470	$14.40	$5,203
At June 30, 2015, unrecognized compensation expense was $3,814 related to 310,470 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

was 1.8 years at June 30, 2015. At June 30, 2014, unrecognized compensation expense was $5,500 related to 403,965 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.3 years at June 30, 2014.
17. Commitments and Contingencies
Loan Commitments
Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At June 30, 2015 and June 30, 2014, respectively, loan commitments (excluding $43,989 and $27,086 of undisbursed portions of construction loans) totaled $43,629 and $28,360 of which $24,020 and $3,620 were variable rate commitments and $19,608 and $24,740 were fixed rate commitments. The fixed rate loans had interest rates ranging from 1.99% to 9.75% at June 30, 2015 and 1.85% to 10.51% at June 30, 2014, and terms ranging from 3 to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $250,762 and $167,630 at June 30, 2015 and 2014, respectively. These amounts represent the Company’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has freestanding derivative instruments consisting of commitments to originate fixed rate conforming loans and commitments to sell fixed rate conforming loans. The fair value of these commitments was not material at June 30, 2015 or June 30, 2014.
The Company grants construction and permanent loans collateralized primarily by residential and commercial real estate to customers throughout its primary market area. In addition, the Company grants municipal leases to customers throughout North and South Carolina. The Company’s loan portfolio can be affected by the general economic conditions within these market areas. Management believes that the Company has no significant concentration of credit in the loan portfolio.
Restrictions on Cash
The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System. The daily average calculated cash reserve required as of June 30, 2015 and 2014 was $1,743, and $8,087, respectively, which was satisfied by vault cash and balances held at the Federal Reserve Bank.
Guarantees
Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of June 30, 2015 and 2014 were $2,533 and $483, respectively. There was no liability recorded for these letters of credit at June 30, 2015 or June 30, 2014.
Litigation
The Company is involved in several litigation matters in the ordinary course of business. One civil suit, originally filed on March 14, 2012(which was amended on April 25, 2012) in the County of Buncombe, North Carolina, Civil Superior Court Division, Twenty-Eighth Judicial Circuit, case number 2012CV-01206, by Leslie A. Whittington and 20 other plaintiffs against the Company and a third party brokerage firm sought actual damages of $12,500 and additional treble or such other punitive damages as determined by the court. The suit alleged that the defendants should have been aware of the Ponzi scheme perpetrated by Mr. William Bailey through his company, Southern Financial Services, as a result of the transactions into and from the accounts at the Company and the brokerage firm. The suit further alleged that the defendants were negligent and reckless in not monitoring, discovering, and reporting the unlawful conduct of Mr. Bailey, including that he was kiting checks and converting funds for his own use. In addition, the suit claimed the defendants were unjustly enriched by the fees they received from their business relationship with Mr. Bailey. Mr. Bailey pled guilty to federal criminal charges of securities fraud, mail fraud, and filing false income taxes related to this matter in February 2011 and was sentenced on February 27, 2013.
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
Apart from the foregoing, the Company is also subject to a variety of other legal matters that have arisen in the ordinary course of our business. In the current economic environment, litigation has increased significantly, primarily as a result of defaulted borrowers asserting claims to defeat or delay foreclosure proceedings. There can be no assurance that loan workouts and other activities will not expose the Company to additional legal actions, including lender liability or environmental claims. Therefore, the Company may be exposed to substantial liabilities, which could adversely affect its results of operations and financial condition. Moreover, the expenses of legal proceedings will adversely affect its results of operations until they are resolved.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

18. Capital
At June 30, 2015, stockholder's equity totaled $371,050. HomeTrust Bancshares, Inc. is a bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. The Bank, as a national bank is subject to the capital requirements established by the OCC.
Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), both the Bank and HomeTrust Bancshares, Inc. became subject to new capital adequacy requirements. The capital adequacy requirements are quantitative measures established by regulation that require HomeTrust Bancshares, Inc. and the Bank to maintain minimum amounts and ratios of capital.
The Bank is now subject to new capital requirements adopted by the OCC, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the Tier1 leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. In addition, HomeTrust Bancshares, Inc. as a bank holding company registered with the Federal Reserve, is required by the Federal Reserve to maintain capital adequacy that generally parallels the OCC requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements. HomeTrust Bancshares, Inc. and the Bank are required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before they may pay dividends, repurchase shares or pay discretionary bonuses.
The new minimum requirements call for a ratio of common equity Tier 1 capital ("CET1") to total risk-weighted assets (“CET1 risk-based ratio”) of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a Tier1 leverage ratio of 4.0%.
In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. HomeTrust Bancshares, Inc.. and the Bank do not have any of these instruments. Mortgage servicing and deferred tax assets over designated percentages of CET1 will be deducted from capital, subject to a four-year transition period. CET1 will consist of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a four-year transition period. Because of our asset size, we not are considered an advanced approaches banking organization and have elected to take the one-time option of deciding in the first quarter of calendar year 2015 to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.
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
Under the new standards, in order to be considered well-capitalized, the Bank must have to have a CET1 capital ratio of 6.5% (new), a Tier 1 capital ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a Tier1 leverage ratio of 5% (unchanged).
At June 30, 2015, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. The Bank was categorized "well-capitalized" at June 30, 2015 under the regulations of the OCC.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
As of June 30, 2015
Common Equity Tier I Capital (1)	$326,969	15.92%	$92,395	4.50%	$133,459	6.50%
Tier I Capital (to Total Adjusted Assets)	$326,969	11.91%	$109,797	4.00%	$137,246	5.00%
Tier I Capital (to Risk-weighted Assets)	$326,969	15.92%	$123,193	6.00%	$164,257	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$349,763	17.03%	$164,257	8.00%	$205,321	10.00%

As of June 30, 2014
Tier I Capital (to Total Adjusted Assets)(2)	$303,631	18.03%	$67,378	4.00%	n/a	n/a
Tier I Capital (to Risk-weighted Assets)(2)	$303,631	20.87%	$58,208	4.00%	n/a	n/a
Total Risk-based Capital (to Risk-weighted Assets)(2)	$321,886	22.12%	$116,415	8.00%	n/a	n/a

HomeTrust Bank:
As of June 30, 2015
Common Equity Tier I Capital (1)	$271,760	13.36%	$91,508	4.50%	$132,178	6.50%
Tier I Capital (to Total Adjusted Assets)	$271,760	10.00%	$108,692	4.00%	$135,865	5.00%
Tier I Capital (to Risk-weighted Assets)	$271,760	13.36%	$122,010	6.00%	$162,680	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$294,425	14.48%	$162,680	8.00%	$203,350	10.00%

As of June 30, 2014
Tier I Capital (to Total Adjusted Assets)	$264,041	13.37%	$78,985	4.00%	$98,719	5.00%
Tier I Capital (to Risk-weighted Assets)	$264,041	18.29%	$57,750	4.00%	$86,625	6.00%
Total Risk-based Capital (to Risk-weighted Assets)	$282,160	19.54%	$115,501	8.00%	$144,376	10.00%
___________________________________
(1) New capital ratio effective January 1, 2015, not applicable for earlier periods.
(2) Certain ratios were not applicable as of June 30, 2014 as the conversion to a national bank charter did not occur until August 25, 2014.
A reconciliation of HomeTrust Bancshares, Inc.'s stockholders' equity under US GAAP and regulatory capital amounts follows:

	June 30,
	2015	2014
Total stockholders' equity under US GAAP	$371,050	$377,151
Accumulated other comprehensive income, net of tax	(870)	(245)
Investment in nonincludable subsidiary	(1,005)	(1,065)
Disallowed deferred tax assets	(27,002)	(58,381)
Disallowed goodwill and other disallowed intangible assets	(15,204)	(13,829)
Tier I Capital	326,969	303,631
Allowable portion of allowance for loan losses	22,794	18,255
Total Risk-based Capital	$349,763	$321,886

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

19. Parent Company Financial Information
The Company’s principal asset is its investment in its subsidiary, the Bank. The following tables present condensed financial information of the Company:
Condensed balance sheet

	June 30, 2015	June 30, 2014
Assets:
Cash and equivalents	$17,114	$3,496
Certificates of deposit in other banks	9,947	10,196
Other securities	63	—
Total loans	11,643	15,523
Allowance for loan losses	(129)	(199)
Net loans	11,514	15,324
REO	834	1,004
Investment in bank subsidiary	320,861	337,561
ESOP loan receivable	9,280	9,722
Other assets	2,559	910
Total Assets	$372,172	$378,213
Liabilities and Stockholders’ Equity:
Other liabilities	1,122	1,062
Stockholders’ Equity	371,050	377,151
Total Liabilities and Stockholders’ Equity	$372,172	$378,213
Condensed statement of income

	June 30, 2015	June 30, 2014	June 30, 2013
Income:
Interest income	$969	$1,418	$1,615
Other income	1	9	8
Equity earnings in Bank subsidiary	6,848	9,444	10,123
Total income	7,818	10,871	11,746
Expense:
Management fee expense	290	351	354
REO expense	136	237	195
(Gain) loss on sale and impairment of REO	(83)	118	638
Provision for (Recovery of) loan losses	(1,025)	(357)	1,300
Other expense	152	137	47
Total expense	(530)	486	2,534
Income Before Income Taxes	8,348	10,385	9,212
Income Tax Expense	323	43	159
Net Income	$8,025	$10,342	$9,053

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Condensed statement of cash flows

	June 30, 2015	June 30, 2014	June 30, 2013
Operating Activities:
Net income	$8,025	$10,342	$9,053
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(1,025)	(357)	1,300
(Gain) loss on sale and impairment of REO	(83)	118	638
Increase in accrued interest receivable and other assets	(1,649)	(308)	(602)
Equity in undistributed income of Bank	(6,848)	(9,444)	(10,123)
ESOP compensation expense	827	844	749
Restricted stock and stock option expense	2,821	2,623	1,113
Increase in other liabilities	60	660	402
Net cash provided by operating activities	2,128	4,478	2,530
Investing Activities:
Purchase of certificates of deposit in other banks	(995)	(248)	(10,446)
Maturities of certificates of deposit in other banks	1,244	249	249
Purchase of equity securities	(63)	—	—
Purchase of loans	—	—	(32,332)
Repayment of loans	4,835	6,356	7,149
Purchase of REO from Bank subsidiary	—	—	(5,892)
Capital improvements to REO	(49)	(4)	(240)
Increase in investment in Bank subsidiary	(827)	(26,644)	(104,851)
Dividend from subsidiary	25,000	19,110	—
ESOP loan	—	—	(10,580)
ESOP principal payments received	442	430	428
Proceeds from sale of real estate owned	302	4,811	2,125
Purchase of BankGreenville Financial	—	(1,475)	—
Purchase of Jefferson Bancshares, Inc	—	(6,926)	—
Net cash provided by (used in) investing activities	29,889	(4,341)	(154,390)
Financing Activities:
Repayment of subordinated debentures	—	(10,000)	—
Proceeds from stock conversion	—	—	208,204
Common stock repurchased	(18,658)	(29,686)	(13,299)
Exercised stock options	259	—	—
Net cash provided by (used in) financing activities	(18,399)	(39,686)	194,905
Net Increase (Decrease) in Cash and Cash Equivalents	13,618	(39,549)	43,045
Cash and Cash Equivalents at Beginning of Period	3,496	43,045	—
Cash and Cash Equivalents at End of Period	$17,114	$3,496	$43,045
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
Level 1:Valuation is based upon quoted prices for identical instruments traded in active markets.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Level 2:Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3:Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
Following is a description of valuation methodologies used for assets recorded at fair value. The Company does not have any liabilities recorded at fair value.
Investment Securities Available for Sale
Securities available for sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities and debentures issued by government sponsored enterprises, municipal bonds, and corporate debt securities. Level 3 securities include one community bank corporate bond that is thinly traded.
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
At June 30, 2015 and June 30, 2014, most of the total impaired loans were evaluated based on the fair value of the collateral. For these collateral dependent impaired loans, the Company obtains updated appraisals at least annually. These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary. As part of the quarterly review of impaired loans, the Company reviews these appraisals to determine if any additional discounts to the fair value are necessary. If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals. Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification in the fair value hierarchy as a nonrecurring Level 3.
Real Estate Owned
REO is considered held for sale and is adjusted to fair value less estimated selling costs upon transfer of the loan to foreclosed assets. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. The Company considers all REO that has been charged off or received an allowance during the period as nonrecurring Level 3.
Financial Assets Recorded at Fair Value on a Recurring Basis
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	June 30, 2015
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$116,071	$—	$116,071	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	120,809	—	120,809	—
Municipal Bonds	16,678	—	16,678	—
Corporate Bonds	3,985	—	2,985	1,000
Equity Securities	63	—	63
Total	$257,606	$—	$256,606	$1,000

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	June 30, 2014
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$38,093	$—	$38,093	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	111,411	—	111,411	—
Municipal Bonds	16,220	—	16,220	—
Corporate Bonds	3,025	—	3,025	—
Total	$168,749	$—	$168,749	$—
Financial Assets Recorded at Fair Value on a Nonrecurring Basis
The following table presents financial assets measured at fair value on a non-recurring basis during the periods indicated:

	Year Ended June 30, 2015
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$5,697	$—	$—	$5,697
REO	1,685	—	—	1,685
Total	$7,382	$—	$—	$7,382

	Year Ended June 30, 2014
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$3,686	$—	$—	$3,686
REO	9,185	—	—	9,185
Total	$12,871	$—	$—	$12,871
Quantitative information about Level 3 fair value measurements during the period ended June 30, 2015 is shown in the table below:

	Fair Value at June 30, 2015	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$5,697	Discounted Appraisals	Collateral discounts	0% - 60%	15%
REO	$1,685	Discounted Appraisals	Collateral discounts	10% - 20%	14%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of June 30, 2015 and June 30, 2014, are summarized below:

	June 30, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$116,160	$116,160	$116,160	$—	$—
Commercial paper	256,152	256,152	256,152	—	—
Certificates of deposit in other banks	210,629	210,629	—	210,629	—
Securities available for sale	257,606	257,606	—	256,606	1,000
Loans, net	1,663,333	1,555,992	—	—	1,555,992
Loans held for sale	5,874	5,968	—	—	5,968
FHLB stock	22,541	22,541	22,541	—	—
FRB stock	6,170	6,170	6,170	—	—
Accrued interest receivable	7,522	7,522	—	1,252	6,270
Noninterest-bearing and NOW deposits	591,429	591,429	—	591,429	—
Money market accounts	481,948	481,948	—	481,948	—
Savings accounts	221,674	221,674	—	221,674	—
Certificates of deposit	577,075	577,174	—	577,174	—
Other borrowings	475,000	475,000	—	475,000	—
Accrued interest payable	181	181	—	181	—

	June 30, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$45,830	$45,830	$45,830	$—	$—
Certificates of deposit in other banks	163,780	163,780	—	163,780	—
Securities available for sale	168,774	168,774	—	168,774	—
Loans, net	1,473,529	1,381,438	—	—	1,381,438
Loans held for sale	2,537	2,578	—	—	2,578
FHLB stock	3,697	3,697	3,697	—	—
Accrued interest receivable	6,787	6,787	—	736	6,051
Noninterest-bearing and NOW deposits	418,671	418,671	—	418,671	—
Money market accounts	354,247	354,247	—	354,247	—
Savings accounts	175,974	175,974	—	175,974	—
Certificates of deposit	634,154	620,196	—	620,196	—
Other borrowings	50,000	50,000	—	50,000
Accrued interest payable	244	244	—	244	—
The Company had off-balance sheet financial commitments, which include approximately $338,380 and $223,076 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at June 30, 2015 and June 30, 2014 (see Note 17).  Since these commitments are based on current rates, the carrying amount approximates the fair value.
Estimated fair values were determined using the following methods and assumptions:
Cash and interest-bearing deposits – The stated amounts approximate fair values as maturities are less than 90 days.
Commercial paper – The stated amounts approximate fair value due to the short-term nature of these investments. Commercial paper values are based on broker quotes that utilize observable market inputs at the time of purchase.
Certificates of deposit in other banks – The stated amounts approximate fair values.
Securities available for sale and investment securities – Fair values are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. We have one corporate bond that is not actively traded and considered a level three asset.

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
FHLB and FRB stock – No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, cost is deemed to be a reasonable estimate of fair value.
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of June 30, 2015 and June 30, 2014. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
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
21. Unaudited Interim Financial Information
The unaudited statements of income for each of the quarters during the fiscal years ended June 30, 2015 and 2014 are summarized below:

	Three months ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Interest and dividend income	$22,197	$21,536	$21,559	$19,864
Interest expense	1,409	1,348	1,369	1,264
Net interest income	20,788	20,188	20,190	18,600
Provision for (recovery of) loan losses	400	—	—	(250)
Net interest income after provision for loan losses	20,388	20,188	20,190	18,850
Noninterest income	3,618	3,313	2,819	2,769
Noninterest expense	20,895	22,025	20,135	18,497
Net income before provision for income taxes	3,111	1,476	2,874	3,122
Income tax expense	553	314	825	866
Net income	$2,558	$1,162	$2,049	$2,256
Net income per common share:
Basic	$0.14	$0.06	$0.10	$0.12
Diluted	$0.14	$0.06	$0.10	$0.12

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Three months ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Interest and dividend income	$15,781	$14,392	$15,265	$14,843
Interest expense	1,255	1,248	1,383	1,546
Net interest income	14,526	13,144	13,882	13,297
Recovery of loan losses	(1,500)	(1,800)	(700)	(2,300)
Net interest income after provision for loan losses	16,026	14,944	14,582	15,597
Noninterest income	2,196	2,025	2,246	2,271
Noninterest expense	16,415	13,396	13,346	11,875
Net income before provision for income taxes	1,807	3,573	3,482	5,993
Income tax expense	274	967	606	2,666
Net income	$1,533	$2,606	$2,876	$3,327
Net income per common share:
Basic	$0.08	$0.14	$0.15	$0.17
Diluted	$0.08	$0.14	$0.15	$0.17
22. Subsequent Events
On July 22, 2015, the Bank announced the consolidation of six branch offices in North Carolina and Tennessee. The closures are the result of a review of customer banking preferences and the current branch network. The consolidation is expected to be completed by the end of October 2015 after regulatory notice requirements are met. The Company had a nonrecurring impairment charge of $375 for the quarter ended June 30, 2015 in relation to the consolidation of these offices. The consolidations are expected to reduce operating expenses by $1,200 annually. The branches to be consolidated include: Cleveland Mall Office, Arcadia Office, Leaksville Office, Colonial Heights Office, East Main Office, and West Morris Office.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Report of Management on Internal Control over Financial Reporting The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015, utilizing the framework established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2015 was effective.
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
Changes in Internal Controls There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers The information concerning our directors required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 30, 2015, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information required by this item regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 30, 2015, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officers is contained under the caption “Executive Officers” in Part I of this Form 10-K, and is incorporated herein by this reference.
Section 16(a) Beneficial Ownership Reporting Compliance The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent shareholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 30, 2015, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Code of Ethics We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, http://www.hometrustbancshares.com.
Item 11. Executive Compensation
The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 30, 2015, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information concerning security ownership of certain beneficial owners and management and our equity incentive plan required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 30, 2015, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 30, 2015, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 30, 2015, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
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

HOMETRUST BANCSHARES, INC.

Date: September 11, 2015	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman of the Board,
President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dana L. Stonestreet	Chairman of the Board, President and Chief Executive Officer	September 11, 2015
Dana L. Stonestreet	(Principal Executive Officer)

/s/ Tony J. VunCannon	Executive Vice President, Chief Financial Officer and Treasurer	September 11, 2015
Tony J. VunCannon	(Principal Financial and Accounting Officer)

/s/ H. Stanford Allen	Director	September 11, 2015
H. Stanford Allen

/s/ Sidney A. Biesecker	Director	September 11, 2015
Sidney A. Biesecker

/s/ Robert G. Dinsmore, Jr.	Director	September 11, 2015
Robert G. Dinsmore, Jr.

/s/ William T. Flynt	Director	September 11, 2015
William T. Flynt

/s/ J. Steven Goforth	Director	September 11, 2015
J. Steven Goforth

/s/ Craig C. Koontz	Director	September 11, 2015
Craig C. Koontz

/s/ Larry S. McDevitt	Director	September 11, 2015
Larry S. McDevitt

/s/ F.K. McFarland, III	Director	September 11, 2015
F.K. McFarland, III

/s/ Peggy C. Melville	Director	September 11, 2015
Peggy C. Melville

/s/ Robert E. Shepherd, Sr.	Director	September 11, 2015
Robert E. Shepherd, Sr.

/s/ Anderson L. Smith	Director	September 11, 2015
Anderson L. Smith

EXHIBIT INDEX

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Purchase and Assumption Agreement, dated as of June 9, 2014, between Bank of America, National Association and HomeTrust Bank	(a)
2.2	Agreement and Plan of Merger, dated as of January 22, 2014, by and between HomeTrust Bancshares, Inc. and Jefferson Bancshares, Inc.	(b)
3.1	Charter of HomeTrust Bancshares, Inc.	(c)
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.’s Junior Participating Preferred Stock, Series A	(d)
3.3	Bylaws of HomeTrust Bancshares, Inc.	(e)
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Computershare Trust Company, N.A., as successor rights agent to Registrar and Transfer Company	(d)
4.2
Amendment No. 1, dated as of August 31, 2015, to Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Computershare Trust Company, N.A., as successor rights agent to Registrar and Transfer Company
(n)
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	(c)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(f)
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon and Howard L. Sellinger	(c)
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.5	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(c)
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	(c)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(c)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(c)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(c)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(c)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(c)
10.7E	SERP Joinder Agreement for Stan Allen	(c)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(c)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(c)
10.7H	SERP Joinder Agreement for William T. Flynt	(c)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(h)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(c)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(c)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(c)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(c)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(c)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(c)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(c)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(c)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(c)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(c)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(c)
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	10.12

10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	(i)
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(j)
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(j)
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(j)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(j)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(j)
10.19	Fully Restated Employment Agreement between HomeTrust Bank and Anderson L. Smith	(k)
10.20	Amended and Restated Jefferson Federal Bank Supplemental Executive Retirement Plan	(l)
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(m)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(m)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(m)
10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(m)
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(m)
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(m)
10.27	Offer Letter between HomeTrust Bank and Keith J. Houghton	10.27
10.28	Form of Relocation Repayment Agreement between HomeTrust Bank and Keith J. Houghton	10.28
21.0	Subsidiaries of the Registrant	21.0
23.0	Consent of Dixon Hughes Goodman LLP	23.0
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares’ Annual Report on Form 10-K for the year ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
_________________

(a)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on June 10, 2014 (File No. 001-35593).

(b)	Attached as Appendix A to the joint proxy statement/prospectus filed by HomeTrust Bancshares on April 28, 2014 pursuant to Rule 424(b) of the Securities Act of 1933.

(c)	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(d)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(e)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on January 29, 2014 (File No. 001-35593).

(f)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).

(g)	Filed as an exhibit to HomeTrust Bancshares’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).

(h)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(i)	Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(j)	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(k)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).

(l)	Filed as an exhibit to Jefferson Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(m)	Filed as an exhibit to HomeTrust Bancshare's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593)

(n)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on August 31, 2015 (File No. 001-35593).