Form 10-Q
period 2015-09-30
HomeTrust Bancshares, Inc.
filed 2015-11-06
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
There were 18,656,221 shares of common stock, par value of $.01 per share, issued and outstanding as of November 3, 2015.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	September 30, 2015	June 30, 2015
Assets
Cash	$37,411	$33,891
Interest-bearing deposits	12,819	82,269
Cash and cash equivalents	50,230	116,160
Commercial paper	242,928	256,152
Certificates of deposit in other banks	196,386	210,629
Securities available for sale, at fair value	249,711	257,606
Other investments, at cost	28,753	28,711
Loans held for sale	4,012	5,874
Total loans, net of deferred loan fees and discount	1,742,290	1,685,707
Allowance for loan losses	(22,112)	(22,374)
Net loans	1,720,178	1,663,333
Premises and equipment, net	56,898	57,524
Accrued interest receivable	7,914	7,522
Real estate owned (REO)	6,634	7,024
Deferred income taxes	57,471	59,493
Bank owned life insurance	77,840	77,354
Goodwill	12,673	12,673
Core deposit intangibles	9,269	10,043
Other assets	5,103	13,016
Total Assets	$2,726,000	$2,783,114
Liabilities and Stockholders' Equity
Liabilities
Deposits	$1,819,950	$1,872,126
Other borrowings	476,000	475,000
Capital lease obligations	1,974	1,979
Other liabilities	59,928	62,959
Total liabilities	2,357,852	2,412,064
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 19,074,037 shares issued and outstanding at September 30, 2015; 19,488,449 at June 30, 2015	191	195
Additional paid in capital	204,151	210,621
Retained earnings	170,921	168,357
Unearned Employee Stock Ownership Plan (ESOP) shares	(8,861)	(8,993)
Accumulated other comprehensive income	1,746	870
Total stockholders' equity	368,148	371,050
Total Liabilities and Stockholders' Equity	$2,726,000	$2,783,114
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Three Months Ended September 30,
	2015	2014
Interest and Dividend Income
Loans	$19,635	$18,557
Securities available for sale	1,199	805
Certificates of deposit and other interest-bearing deposits	830	439
Other investments	345	64
Total interest and dividend income	22,009	19,865
Interest Expense
Deposits	1,191	1,227
Other borrowings	247	38
Total interest expense	1,438	1,265
Net Interest Income	20,571	18,600
Recovery of Loan Losses	—	(250)
Net Interest Income after Recovery for Loan Losses	20,571	18,850
Noninterest Income
Service charges on deposit accounts	1,699	1,062
Mortgage banking income and fees	728	846
Other, net	942	861
Total noninterest income	3,369	2,769
Noninterest Expense
Salaries and employee benefits	10,857	9,808
Net occupancy expense	2,259	1,853
Marketing and advertising	485	388
Telephone, postage, and supplies	830	678
Deposit insurance premiums	525	430
Computer services	1,584	1,353
Gain on sale and impairment of REO	(21)	(36)
REO expense	355	356
Core deposit intangible amortization	774	413
Merger-related expenses	—	1,421
Other	2,187	1,833
Total other expense	19,835	18,497
Income Before Income Taxes	4,105	3,122
Income Tax Expense	1,541	866
Net Income	$2,564	$2,256
Per Share Data:
Net income per common share:
Basic	$0.14	$0.12
Diluted	$0.14	$0.12
Average shares outstanding:
Basic	18,077,987	19,178,607
Diluted	18,291,029	19,242,722
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended September 30,
	2015	2014
Net Income	$2,564	$2,256
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	1,327	(52)
Deferred income tax benefit (expense)	(451)	18
Total other comprehensive income (loss)	$876	$(34)
Comprehensive Income	$3,440	$2,222
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2014	20,632,008	$207	$225,889	$160,332	$(9,522)	$245	$377,151
Net income	—	—	—	2,256	—	—	2,256
Stock repurchased	(142,760)	(2)	(2,536)	—	—	—	(2,538)
Exercised stock options	18,000	—	259	—	—	—	259
Stock option expense	—	—	365	—	—	—	365
Restricted stock expense	—	—	388	—	—	—	388
ESOP shares allocated	—	—	69	—	132	—	201
Other comprehensive loss	—	—	—	—	—	(34)	(34)
Balance at September 30, 2014	20,507,248	$205	$224,434	$162,588	$(9,390)	$211	$378,048

Balance at June 30, 2015	19,488,449	$195	$210,621	$168,357	$(8,993)	$870	$371,050
Net income	—	—	—	2,564	—	—	2,564
Stock repurchased	(414,362)	(4)	(7,367)	—	—	—	(7,371)
Forfeited restricted stock	(450)	—	—	—	—	—	—
Exercised stock options	400	—	6	—	—	—	6
Stock option expense	—	—	442	—	—	—	442
Restricted stock expense	—	—	346	—	—	—	346
ESOP shares allocated	—	—	103	—	132	—	235
Other comprehensive income	—	—	—	—	—	876	876
Balance at September 30, 2015	19,074,037	$191	$204,151	$170,921	$(8,861)	$1,746	$368,148
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	Three Months Ended September 30,
	2015	2014
Operating Activities:
Net income	$2,564	$2,256
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	—	(250)
Depreciation	1,046	760
Deferred income tax expense	1,571	668
Net amortization and accretion	(1,442)	(491)
Gain on sale and impairment of REO	(21)	(36)
Gain on sale of loans held for sale	(455)	(430)
Origination of loans held for sale	(22,561)	(16,776)
Proceeds from sales of loans held for sale	24,878	17,111
Increase (decrease) in deferred loan fees, net	153	(620)
Increase (decrease) in accrued interest receivable and other assets	7,544	(387)
Amortization of core deposit intangibles	774	413
Earnings from bank owned life insurance	(509)	(467)
ESOP compensation expense	235	201
Restricted stock and stock option expense	788	673
Decrease in other liabilities	(3,031)	(5,566)
Net cash provided by (used in) operating activities	11,534	(2,941)
Investing Activities:
Purchase of securities available for sale	(11,100)	(5,303)
Proceeds from maturities of securities available for sale	13,060	16,000
Net decrease in commercial paper	13,224	—
Purchase of certificates of deposit in other banks	(7,453)	(23,935)
Maturities of certificates of deposit in other banks	21,696	11,846
Principal repayments of mortgage-backed securities	7,320	5,792
Net purchases of other investments	(42)	(8,270)
Net increase in loans	(55,842)	(24,575)
Purchase of premises and equipment	(420)	(3,197)
Capital improvements to REO	—	(42)
Proceeds from sale of REO	639	1,822
Acquisition of Bank of Commerce, net of cash received	—	(7,759)
Net cash used in investing activities	(18,918)	(37,621)
Financing Activities:
Net decrease in deposits	(52,176)	(17,669)
Net increase in other borrowings	1,000	46,828
Common stock repurchased	(7,371)	(2,538)
Exercised stock options	6	339
Decrease in capital lease obligations	(5)	(5)
Net cash provided by (used in) financing activities	(58,546)	26,955
Net Decrease in Cash and Cash Equivalents	(65,930)	(13,607)
Cash and Cash Equivalents at Beginning of Period	116,160	45,830
Cash and Cash Equivalents at End of Period	$50,230	$32,223

Supplemental Disclosures:	Three Months Ended September 30,
	2015	2014
Cash paid during the period for:
Interest	$1,445	$1,298
Income taxes	100	120
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	876	(34)
Transfers of loans to REO	228	309
Business Combinations:
Assets acquired	—	124,956
Liabilities assumed	—	114,956
Net assets acquired	—	10,000
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2015 ("2015 Form 10-K") filed with the SEC on September 11, 2015. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2016. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported net income or equity.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) business combinations and acquired loans, (iii) the valuation of REO, (iv) the valuation of goodwill and other intangible assets, and (v) the valuation of or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our 2015 Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company's financial condition and operating results in future periods.

2.	Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure". The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 was effective, for the Company, for interim and annual reporting periods beginning after June 30, 2015. The adoption of ASU No. 2014-04 did not have a material impact on the Company's Consolidated Financial Statements.
In August 2014, the FASB issued ASU No. 2014-14, "Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure". The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim of the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU were effective, for the Company, for annual periods, and interim periods within those annual periods, beginning after June 30, 2015. The adoption of ASU No. 2014-14 did not have a material impact on the Company's Consolidated Financial Statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement-Extraordinary and Unusual Items (Subtopic 225-20)." The ASU eliminates the need to separately classify, present, and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU No. 2015-01 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In April 2015, FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The amendments in this ASU provide guidance to customers in cloud computing arrangements about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. This ASU is not expected to have a material effect on the Company's Consolidated Financial Statements.
In June 2015, FASB issued ASU No. 2015-10, "Technical Corrections and Improvements." On November 10, 2010 FASB added a standing project that will facilitate the FASB Accounting Standards Codification ("Codification”) updates for technical corrections, clarifications, and improvements. These amendments are referred to as Technical Corrections and Improvements. Maintenance updates include non-substantive corrections to the Codification, such as editorial corrections, various link-related changes, and changes to source fragment information. This update contains amendments that will affect a wide variety of Topics in the Codification. The amendments in this ASU will apply to all reporting entities within the scope of the affected accounting guidance and generally fall into one of four categories: amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification, and minor improvements. In summary, the amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for fiscal years and interim reporting periods after December 15, 2015. Early adoption is permitted including adoption in an interim period. All other amendments are effective upon the issuance of this ASU. ASU 2015-10 did not have a material impact on the Company's Consolidated Financial Statements.
In August 2015, the FASB issued ASU No. 2015-15, "Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." The ASU provides guidance not previously included in ASU 2015-03 regarding debt issuance related to line-of-credit arrangements. The amendment allows an entity to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless if there are any outstanding borrowings on the line-of-credit arrangement. The amendment is effective for fiscal years beginning after December 15, 2015. The adoption of ASU No. 2015-15 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805)". The ASU simplifies the accounting for measurement period adjustments. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period's financial statements the effect on earnings from changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of ASU No. 2015-16 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the consideration paid by the Bank in the Branch Acquisition and the assets acquired and liabilities assumed as of November 14, 2014:

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
The following table presents the consideration paid by the Bank in the acquisition of Bank of Commerce and the assets acquired and liabilities assumed as of July 31, 2014:

	As Recorded By Bank of Commerce	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash paid			$10,000
Total consideration			$10,000
Assets
Cash and cash equivalents	$2,241	$—	$2,241
Securities available for sale	24,228	—	24,228
Loans, net of allowance	89,339	(2,855)	86,484
Federal Home Loan Bank ("FHLB") Stock	791	—	791
REO	224	(14)	210
Premises and equipment, net	135	—	135
Accrued interest receivable	355	(100)	255
Deferred income taxes	286	2,839	3,125
Core deposit intangibles	—	640	640
Other assets	4,931	(6)	4,925
Total assets acquired	$122,530	$504	$123,034
Liabilities
Deposits	$93,303	$112	$93,415
Other borrowings	15,000	172	15,172
Other liabilities	6,369	—	6,369
Total liabilities assumed	$114,672	$284	$114,956
Net identifiable assets acquired over liabilities assumed	$7,858	$220	$8,078
Goodwill			$1,922
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
The following table presents the consideration paid by the Company in the acquisition of Jefferson and the assets acquired and liabilities assumed as of May 31, 2014:

	As Recorded by Jefferson	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash paid including cash in lieu of fractional shares			$25,251
Fair value of HomeTrust common stock at $15.03 per share			25,239
Total consideration			$50,490
Assets
Cash and cash equivalents	$18,325	$—	$18,325
Securities available for sale	85,744	(675)	85,069
Loans, net of allowance	338,616	(8,704)	329,912
FHLB Stock	4,635	—	4,635
REO	3,288	(1,064)	2,224
Premises and equipment, net	24,662	(1,487)	23,175
Accrued interest receivable	1,367	(90)	1,277
Deferred income taxes	9,606	3,637	13,243
Core deposit intangibles	847	2,683	3,530
Other assets	7,171	(393)	6,778
Total assets acquired	$494,261	$(6,093)	$488,168
Liabilities
Deposits	$376,985	$371	$377,356
Other borrowings	55,081	858	55,939
Subordinated debentures	7,460	2,540	10,000
Other liabilities	2,332	—	2,332
Total liabilities assumed	$441,858	$3,769	$445,627
Net identifiable assets acquired over liabilities assumed	$52,403	$(9,862)	42,541
Goodwill			$7,949
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

On July 31, 2013, the Company completed its acquisition of BankGreenville Financial Corporation ("BankGreenville") in accordance with the terms of the Agreement and Plan of Merger dated May 3, 2013. Under the terms of the agreement, BankGreenville shareholders received $6.63 per share in cash consideration. This represents approximately $7,823 of aggregate deal consideration. On October 27, 2015, additional contingent cash consideration of $0.41 per share (or approximately $484) was paid at the expiration of a 24 month performance period on a select pool of loans totaling approximately $8,000.
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
______________________________________
(1)Estimate of additional amount to be paid to shareholders after 24 months based on performance of a select pool of loans totaling approximately $8,000. Actual amount paid was $484 on October 27, 2015.
The carrying amount of acquired loans from BankGreenville as of July 31, 2013 consisted of purchased performing loans and PCI loans as detailed in the following table:

	Purchased Performing	PCI	Total Loans
Retail Consumer Loans:
One-to-four family	$8,274	$1,392	$9,666
Home equity lines of credit	3,987	134	4,121
Consumer	522	—	522
Commercial:
Commercial real estate	23,073	4,552	27,625
Construction and development	2,367	3,529	5,896
Total	$38,223	$9,607	$47,830

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

4.	Securities Available for Sale
Securities available for sale consist of the following at the dates indicated:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$113,429	$839	$—	$114,268
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	112,977	1,220	(92)	114,105
Municipal Bonds	16,713	572	(22)	17,263
Corporate Bonds	3,884	128	—	4,012
Equity Securities	63	—	—	63
Total	$247,066	$2,759	$(114)	$249,711

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$115,683	$455	$(67)	$116,071
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	120,294	674	(159)	120,809
Municipal Bonds	16,359	372	(53)	16,678
Corporate Bonds	3,889	96	—	3,985
Equity Securities	63	—	—	63
Total	$256,288	$1,597	$(279)	$257,606
Debt securities available for sale by contractual maturity at the dates indicated are shown below. Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	September 30, 2015
	Amortized Cost	Estimated Fair Value
Due within one year	$314	$314
Due after one year through five years	83,887	84,293
Due after five years through ten years	46,066	47,041
Due after ten years	3,759	3,895
Mortgage-backed securities	112,977	114,105
Total	$247,003	$249,648
The Company had no sales of securities available for sale during the three months ended September 30, 2015 and 2014.
Securities available for sale with costs totaling $180,071 and $181,404 with market values of $181,825 and $182,217 at September 30, 2015 and June 30, 2015, respectively, were pledged as collateral to secure various public deposits.
The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2015 and June 30, 2015 were as follows:

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$—	$—	$—	$—	$—	$—
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	6,684	(17)	7,312	(75)	13,996	(92)
Municipal Bonds	1,125	(22)	—	—	1,125	(22)
Total	$7,809	$(39)	$7,312	$(75)	$15,121	$(114)

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$35,793	$(67)	$—	$—	$35,793	$(67)
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	24,429	(81)	5,037	(78)	29,466	(159)
Municipal Bonds	3,920	(53)	—	—	3,920	(53)
Total	$64,142	$(201)	$5,037	$(78)	$69,179	$(279)
The total number of securities with unrealized losses at September 30, 2015, and June 30, 2015 were 54 and 81, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the three months ended September 30, 2015 or the year ended June 30, 2015.
As a requirement for membership, the Bank invests in stock of the FHLB of Atlanta and the Federal Reserve Bank of Richmond ("FRB"). No ready market exists for this stock and the carrying value approximates its fair value based on the redemption provisions of the FHLB of Atlanta and the FRB.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

5.	Loans
Loans consist of the following at the dates indicated:

	September 30, 2015	June 30, 2015
Retail consumer loans:
One-to-four family	$645,737	$650,750
Home equity lines of credit - originated	160,622	161,204
Home equity lines of credit - purchased	102,136	72,010
Construction and land/lots	44,718	45,931
Indirect auto finance	70,564	52,494
Consumer	3,849	3,708
Total retail consumer loans	1,027,626	986,097
Commercial loans:
Commercial real estate	452,772	441,620
Construction and development	72,742	64,573
Commercial and industrial	81,497	84,820
Municipal leases	107,477	108,574
Total commercial loans	714,488	699,587
Total loans	1,742,114	1,685,684
Deferred loan costs, net	176	23
Total loans, net of deferred loan fees and discount	1,742,290	1,685,707
Allowance for loan and lease losses	(22,112)	(22,374)
Loans, net	$1,720,178	$1,663,333
All the qualifying one-to-four family first mortgage loans, home equity lines of credit ("HELOCs") - originated, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.
The Company's total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2015
Retail consumer loans:
One-to-four family	$597,149	$9,041	$28,416	$1,268	$8	$635,882
HELOCs - originated	155,144	991	4,044	145	4	160,328
HELOCs - purchased	102,136	—	—	—	—	102,136
Construction and land/lots	41,523	631	1,739	124	—	44,017
Indirect auto finance	70,548	16	—	—	—	70,564
Consumer	3,349	42	265	100	83	3,839
Commercial loans:
Commercial real estate	402,036	9,733	13,220	115	—	425,104
Construction and development	62,510	830	4,585	—	—	67,925
Commercial and industrial	71,563	1,836	3,105	—	2	76,506
Municipal leases	105,185	1,722	570	—	—	107,477
Total loans	$1,611,143	$24,842	$55,944	$1,752	$97	$1,693,778

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2015
Retail consumer loans:
One-to-four family	$598,417	$11,563	$28,656	$1,772	$12	$640,420
HELOCs - originated	155,899	580	4,020	407	3	160,909
HELOCs - purchased	72,010	—	—	—	—	72,010
Construction and land/lots	42,689	650	1,754	124	—	45,217
Indirect auto finance	52,396	59	39	—	—	52,494
Consumer	3,610	16	32	—	39	3,697
Commercial loans:
Commercial real estate	384,525	12,762	13,972	182	—	411,441
Construction and development	50,815	3,567	5,413	—	—	59,795
Commercial and industrial	73,774	953	4,781	—	2	79,510
Municipal leases	106,260	1,733	581	—	—	108,574
Total loans	$1,540,395	$31,883	$59,248	$2,485	$56	$1,634,067
The Company's total PCI loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2015
Retail consumer loans:
One-to-four family	$5,045	$831	$3,964	$15	$—	$9,855
HELOCs - originated	259	—	35	—	—	294
Construction and land/lots	565	—	136	—	—	701
Consumer	10	—	—	—	—	10
Commercial loans:
Commercial real estate	19,904	3,907	3,857	—	—	27,668
Construction and development	2,236	138	2,443	—	—	4,817
Commercial and industrial	4,046	271	674	—	—	4,991
Total loans	$32,065	$5,147	$11,109	$15	$—	$48,336

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2015
Retail consumer loans:
One-to-four family	$5,176	$1,210	$3,890	$54	$—	$10,330
HELOCs - originated	259	—	36	—	—	295
Construction and land/lots	571	—	143	—	—	714
Consumer	11	—	—	—	—	11
Commercial loans:
Commercial real estate	21,550	3,454	5,175	—	—	30,179
Construction and development	2,292	146	2,340	—	—	4,778
Commercial and industrial	4,349	279	682	—	—	5,310
Total loans	$34,208	$5,089	$12,266	$54	$—	$51,617

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
September 30, 2015
Retail consumer loans:
One-to-four family	$4,533	$9,185	$13,718	$632,019	$645,737
HELOCs - originated	498	319	817	159,805	160,622
HELOCs - purchased	—	—	—	102,136	102,136
Construction and land/lots	90	370	460	44,258	44,718
Indirect auto finance	—	—	—	70,564	70,564
Consumer	122	—	122	3,727	3,849
Commercial loans:
Commercial real estate	3,393	6,722	10,115	442,657	452,772
Construction and development	3,106	2,085	5,191	67,551	72,742
Commercial and industrial	632	2,971	3,603	77,894	81,497
Municipal leases	—	202	202	107,275	107,477
Total loans	$12,374	$21,854	$34,228	$1,707,886	$1,742,114
The table above includes PCI loans of $1,161 30-89 days past due and $2,993 90 days or more past due as of September 30, 2015.

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2015
Retail consumer loans:
One-to-four family	$5,548	$8,261	$13,809	$636,941	$650,750
HELOCs - originated	695	808	1,503	159,701	161,204
HELOCs - purchased	—	—	—	72,010	72,010
Construction and land/lots	102	307	409	45,522	45,931
Indirect auto finance	—	—	—	52,494	52,494
Consumer	23	2	25	3,683	3,708
Commercial loans:
Commercial real estate	2,758	4,636	7,394	434,226	441,620
Construction and development	166	2,992	3,158	61,415	64,573
Commercial and industrial	439	2,898	3,337	81,483	84,820
Municipal leases	202	—	202	108,372	108,574
Total loans	$9,933	$19,904	$29,837	$1,655,847	$1,685,684
The table above includes PCI loans of $513 30-89 days past due and $3,198 90 days or more past due as of June 30, 2015.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	September 30, 2015		June 30, 2015
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$10,811	$—	$10,523	$—
HELOCs - originated	1,540	—	1,856	—
Construction and land/lots	524	—	465	—
Consumer	98	—	49	—
Commercial loans:
Commercial real estate	6,870	—	5,103	—
Construction and development	2,207	—	3,461	—
Commercial and industrial	2,546	—	3,081	—
Municipal leases	305	—	316	—
Total loans	$24,901	$—	$24,854	$—
PCI loans totaling $8,090 at September 30, 2015 and $8,158 at June 30, 2015 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
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
The Company's loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	September 30, 2015	June 30, 2015
Performing TDRs included in impaired loans	$21,783	$21,891
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
	PCI	Retail Consumer	Commercial	Total	Retail Consumer	Commercial	Total
Balance at beginning of period	$401	$12,575	$9,398	$22,374	$15,731	$7,698	$23,429
Provision for (recovery of) loan losses	(73)	73	—	—	(674)	424	(250)
Charge-offs	—	(469)	(334)	(803)	(479)	(197)	(676)
Recoveries	—	247	294	541	367	210	577
Balance at end of period	$328	$12,426	$9,358	$22,112	$14,945	$8,135	$23,080

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total
September 30, 2015
Retail consumer loans:
One-to-four family	$9	$329	$7,813	$8,151	$9,855	$15,389	$620,493	$645,737
HELOCs - originated	3	259	1,432	1,694	294	1,147	159,181	160,622
HELOCs - purchased	—	—	409	409	—	—	102,136	102,136
Construction and land/lots	—	350	1,159	1,509	701	1,342	42,675	44,718
Indirect auto finance	—	—	569	569	—	—	70,564	70,564
Consumer	—	83	99	182	10	—	3,839	3,849
Commercial loans:
Commercial real estate	297	—	5,421	5,718	27,668	7,722	417,382	452,772
Construction and development	—	—	1,523	1,523	4,817	2,597	65,328	72,742
Commercial and industrial	19	936	737	1,692	4,991	2,445	74,061	81,497
Municipal leases	—	—	665	665	—	305	107,172	107,477
Total	$328	$1,957	$19,827	$22,112	$48,336	$30,947	$1,662,831	$1,742,114
June 30, 2015
Retail consumer loans:
One-to-four family	$35	$492	$7,463	$7,990	$10,330	$22,841	$617,579	$650,750
HELCOs - originated	3	275	1,499	1,777	295	2,608	158,301	161,204
HELOCs - purchased	—	—	432	432	—	—	72,010	72,010
Construction and land/lots	—	531	1,291	1,822	714	1,926	43,291	45,931
Indirect auto finance	—	—	464	464	—	—	52,494	52,494
Consumer	—	39	89	128	11	45	3,652	3,708
Commercial loans:
Commercial real estate	334	—	6,005	6,339	30,179	10,961	400,480	441,620
Construction and development	—	119	1,462	1,581	4,778	5,161	54,634	64,573
Commercial and industrial	29	400	675	1,104	5,310	4,537	74,973	84,820
Municipal leases	—	—	737	737	—	316	108,258	108,574
Total	$401	$1,856	$20,117	$22,374	$51,617	$48,395	$1,585,672	$1,685,684
During the quarter ended September 30, 2015, the Company increased its thresholds for loans individually evaluated for impairment under ASC 310-10. These changes primarily impacted the retail consumer loan segment, which contains loan that are more homogeneous in nature. This increase was appropriate given the growth in loans as well as the improvement in the overall credit quality of the portfolio. While these changes decreased the loans individually evaluated for impairment by $11,913, it did not have a material impact on the Company’s allowance for loan losses at September 30, 2015 or provision for loan losses for the quarter ended September 30, 2015.
Loans acquired from acquisitions are initially excluded from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations. The Company records these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses are established for these acquired loans at acquisition. A provision for loan losses is recorded for any further deterioration in these acquired loans subsequent to the acquisition.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment With a Recorded Allowance	Recorded Investment With No Recorded Allowance	Total	Related Recorded Allowance
September 30, 2015
Retail consumer loans:
One-to-four family	$30,335	$12,677	$15,634	$28,311	$455
HELOCs - originated	4,461	2,673	664	3,337	278
Construction and land/lots	3,179	1,517	486	2,003	365
Indirect auto finance	—	—	—	—	—
Consumer	2,462	81	43	124	86
Commercial loans:
Commercial real estate	10,627	1,647	8,130	9,777	323
Construction and development	3,225	487	3,265	3,752	12
Commercial and industrial	1,993	2,997	33	3,030	962
Municipal leases	305	—	305	305	—
Total impaired loans	$56,587	$22,079	$28,560	$50,639	$2,481
June 30, 2015
Retail consumer loans:
One-to-four family	$31,590	$10,340	$19,164	$29,504	$598
HELOCs - originated	6,019	2,565	1,543	4,108	294
Construction and land/lots	3,303	1,225	758	1,983	533
Indirect auto finance	10	—	—	—	—
Consumer	1,966	13	45	58	39
Commercial loans:
Commercial real estate	13,829	696	10,971	11,667	412
Construction and development	6,615	1,268	4,241	5,509	64
Commercial and industrial	5,668	688	4,051	4,739	431
Municipal leases	316	—	316	316	—
Total impaired loans	$69,316	$16,795	$41,089	$57,884	$2,371
Impaired loans above excludes $842 at September 30, 2015 and $644 at June 30, 2015 in PCI loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
The table above includes $19,692 and $9,492, of impaired loans that were not individually evaluated at September 30, 2015 and June 30, 2015, respectively, because these loans did not meet the Company's threshold for individual impairment evaluation. The recorded allowance above includes $524 and $515 related to these loans that were not individually evaluated at September 30, 2015 and June 30, 2015, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's average recorded investment in impaired loans and interest income recognized on impaired loans for the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$28,907	$338	$31,842	$451
HELOCs - originated	3,722	50	4,710	75
Construction and land/lots	1,993	28	2,098	36
Indirect auto finance	—	1	—	—
Consumer	91	14	31	3
Commercial loans:
Commercial real estate	10,722	38	16,903	210
Construction and development	4,631	14	6,103	32
Commercial and industrial	3,885	13	2,901	76
Municipal leases	311	10	152	—
Total loans	$54,262	$506	$64,740	$883
A summary of changes in the accretable yield for PCI loans for the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended
	September 30, 2015	September 30, 2014
Accretable yield, beginning of period	$11,096	$6,151
Addition from the Bank of Commerce acquisition	—	7,315
Reclass from nonaccretable yield (1)	366	—
Other changes, net (2)	(111)	—
Interest income	(1,588)	(931)
Accretable yield, end of period	$9,763	$12,535
______________________________________

(1)	Represents changes attributable to expected losses assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

For the three months ended September 30, 2015 and 2014, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Extended term:
Retail consumer:
One-to-four family	1	$29	$29	1	$146	$147
HELOCs - originated	1	18	14	1	46	46
Total	2	$47	$43	2	$192	$193
Other TDRs:
Retail consumer:
One-to-four family	6	$523	$528	4	$314	$324
HELOCs - originated	—	—	—	1	100	105
Construction and land/lots	—	—	—	1	106	100
Total	6	$523	$528	6	$520	$529
Total	8	$570	$571	8	$712	$722
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	1	$6	—	$—
Total	1	$6	—	$—
Other TDRs:
Retail consumer:
One-to-four family	1	$182	4	$312
HELOCs - originated	1	—	—	—
Total	2	$182	4	$312
Total	3	$188	4	$312
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
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	Three Months Ended September 30,
	2015	2014
Numerator:
Net income available to common stockholders	$2,564	$2,256
Denominator:
Weighted-average common shares outstanding - basic	18,077,987	19,178,607
Effect of dilutive shares	213,042	64,115
Weighted-average common shares outstanding - diluted	18,291,029	19,242,722
Net income per share - basic	$0.14	$0.12
Net income per share - diluted	$0.14	$0.12
There were 40,000 and 1,495,500 outstanding stock options that were anti-dilutive for the three months ended September 30, 2015 and 2014, respectively.

7.	Equity Incentive Plan
The Company provides stock-based awards through the 2013 Omnibus Incentive Plan, which provides for awards of restricted stock, restricted stock units, stock options, stock appreciation rights and cash awards to directors, emeritus directors, officers, employees and advisory directors. The cost of equity-based awards under the 2013 Omnibus Incentive Plan generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the plan is 2,962,400, including 2,116,000 for stock options and stock appreciation rights and 846,400 for awards of restricted stock and restricted stock units.
Shares of common stock issued under the 2013 Omnibus Incentive Plan may be authorized but unissued shares or repurchased shares. During fiscal 2013, the Company had repurchased the 846,400 shares available for awards of restricted stock and restricted stock units under the 2013 Omnibus Incentive Plan on the open market, for $13,297, at an average cost of $15.71 per share.
Share based compensation expense related to stock options and restricted stock recognized for the three months ended September 30, 2015 and 2014 was $788 and $753, respectively, before the tax related benefit of $292 and $279, respectively.
The table below presents stock option activity for the three months ended September 30, 2015 and 2014:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2014	1,513,500	$14.40	8.6	$2,077
Granted	—	—	—	—
Exercised	18,000	14.37	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at September 30, 2014	1,495,500	$14.40	8.4	$352
Exercisable at September 30, 2014	272,175	$14.37

Options outstanding at June 30, 2015	1,498,000	$14.41	7.7	$3,519
Granted	—	—	—	—
Exercised	400	14.37	—	—
Forfeited	1,200	14.37	—	—
Expired	—	—	—	—
Options outstanding at September 30, 2015	$1,496,400	$14.41	7.4	$6,194
Exercisable at September 30, 2015	548,150	$14.39

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model. There were no options granted in fiscal year 2016 as of September 30, 2015. The weighted average fair value of each option granted in 2015 and 2014 was $3.59 and $5.26, respectively. Assumptions used for grants were as follows:

Assumptions in Estimating Option Values
	2016	2015	2014
Weighted-average volatility	—%	18.90%	28.19%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	—%	1.56%	1.28%
Expected life (years)	0	6.0	6.5
At September 30, 2015, the Company had $3,238 of unrecognized compensation expense related to 1,496,400 stock options scheduled to vest over five- and seven-year vesting periods.  The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.5 years at September 30, 2015. At September 30, 2014, the Company had $4,655 of unrecognized compensation expense related to 1,495,500 stock options scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 2.0 years at September 30, 2014.
The table below presents restricted stock award activity for the three months ended September 30, 2015 and 2014:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2014	403,965	$14.39	$6,371
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Non-vested at September 30, 2014	403,965	$14.39	$5,902

Non-vested at June 30, 2015	310,470	$14.40	$5,203
Granted	—	—	—
Vested	—	—	—
Forfeited	450	14.37	—
Non-vested at September 30, 2015	310,020	$14.40	$5,751
At September 30, 2015, unrecognized compensation expense was $3,462 related to 310,020 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.5 years at September 30, 2015. At September 30, 2014, unrecognized compensation expense was $4,876 related to 403,965 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.0 years at September 30, 2014.

8.	Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At September 30, 2015 and June 30, 2015, respectively, loan commitments (excluding $66,825 and $43,989 of undisbursed portions of construction loans) totaled $56,739 and $43,629 of which $29,002 and $24,020 were variable rate commitments and $27,736 and $19,608 were fixed rate commitments. The fixed rate loans had interest rates ranging from 1.99% to 8.74% at September 30, 2015 and 1.99% to 9.75% at June 30, 2015, and terms ranging from 3 to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $296,735 and $250,762 at September 30, 2015 and June 30, 2015, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has freestanding derivative instruments consisting of commitments to originate fixed rate conforming loans and commitments to sell fixed rate conforming loans. The fair value of these commitments was not material at September 30, 2015 or June 30, 2015.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System. The daily average calculated cash reserve required as of September 30, 2015 and June 30, 2015 was $4,693, and $1,743, respectively, which was satisfied by vault cash and balances held at the Federal Reserve Bank.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of September 30, 2015 and June 30, 2015 were $2,739 and $2,533. There was no liability recorded for these letters of credit at September 30, 2015 or June 30, 2015, respectively.
Litigation – The Company is involved in several litigation matters in the ordinary course of business. One matter, originally filed in March 2012, involved claims of $12.5 million in compensatory damages and a request for additional punitive treble damages resulting from the purported failure of the Company and a third party brokerage firm to discover a Ponzi scheme conducted by a customer holding accounts at each entity. The Company received a favorable summary judgment ruling on February 20, 2015, however the plaintiffs filed an appeal. The appeal was dropped on September 25, 2015. The Company considers this matter resolved.
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
At September 30, 2015 and June 30, 2015, most of the total impaired loans were evaluated based on the fair value of the collateral. For these collateral dependent impaired loans, the Company obtains updated appraisals at least annually. These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary. As part of the quarterly review of impaired loans, the

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Company reviews these appraisals to determine if any additional discounts to the fair value are necessary. If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals. Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification in the fair value hierarchy. Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification as a nonrecurring Level 3 in the fair value hierarchy.
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

	September 30, 2015
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$114,268	$—	$114,268	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	114,105	—	114,105	—
Municipal Bonds	17,263	—	17,263	—
Corporate Bonds	4,012	—	3,012	1,000
Equity Securities	63	—	63	—
Total	$249,711	$—	$248,711	$1,000

	June 30, 2015
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$116,071	$—	$116,071	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	120,809	—	120,809	—
Municipal Bonds	16,678	—	16,678	—
Corporate Bonds	3,985	—	2,985	1,000
Equity Securities	$63	$—	$63	$—
Total	$257,606	$—	$256,606	$1,000
There were no transfers between levels during the three months ended September 30, 2015.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	September 30, 2015
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$4,663	$—	$—	$4,663
REO	140	—	—	140
Total	$4,803	$—	$—	$4,803

	June 30, 2015
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$5,697	$—	$—	$5,697
REO	1,685	—	—	1,685
Total	$7,382	$—	$—	$7,382
Quantitative information about Level 3 fair value measurements during the period ended September 30, 2015 is shown in the table below:

	Fair Value at September 30, 2015	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$4,663	Discounted appraisals	Collateral discounts	3% - 80%	14%
REO	$140	Discounted appraisals	Collateral discounts	10% - 15%	15%
The stated carrying value and estimated fair value amounts of financial instruments as of September 30, 2015 and June 30, 2015, are summarized below:

	September 30, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$50,230	$50,230	$50,230	$—	$—
Commercial paper	242,928	242,928	242,928	—	—
Certificates of deposit in other banks	196,386	196,386	—	196,386	—
Securities available for sale	249,711	249,711	—	248,711	1,000
Loans, net	1,720,178	1,639,956	—	—	1,639,956
Loans held for sale	4,012	4,076	—	—	4,076
FHLB stock	22,583	22,583	22,583	—	—
FRB stock	6,170	6,170	6,170	—	—
Accrued interest receivable	7,914	7,914	—	1,328	6,586
Noninterest-bearing and NOW deposits	582,626	582,626	—	582,626	—
Money market accounts	483,939	483,939	—	483,939	—
Savings accounts	216,689	216,689	—	216,689	—
Certificates of deposit	536,696	536,699	—	536,699	—
Other borrowings	476,000	476,000	—	476,000	—
Accrued interest payable	174	174	—	174	—

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
The Company had off-balance sheet financial commitments, which include approximately $420,299 and $338,380 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at September 30, 2015 and June 30, 2015, respectively (see Note 8). Since these commitments are based on current rates, the carrying amount approximates the fair value.
Estimated fair values were determined using the following methods and assumptions:
Cash and interest-bearing deposits – The stated amounts approximate fair values as maturities are less than 90 days.
Commercial paper - The stated amounts approximate fair value due to the short-term nature of these investments.
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
FHLB and FRB stock– No ready market exists for these stocks and they have no quoted market value. However, redemptions of these securities have historically been at par value. Accordingly, cost is deemed to be a reasonable estimate of fair value.
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of September 30, 2015 and June 30, 2015. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
Other borrowings – The fair value of short-term advances from the FHLB is estimated based on current rates for borrowings with similar terms.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: expected cost savings, synergies and other financial benefits from our recent acquisitions might not be realized within the expected time frames or at all, and costs or difficulties relating to integration matters might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Office of the Comptroller of the Currency ("OCC") or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; increases in premiums for deposit insurance; management's assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"); changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including our 2015 Form 10-K.
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
Overview
HomeTrust Bancshares, Inc., a Maryland corporation, was organized in July 2012 for the purpose of becoming the holding company of HomeTrust Bank, upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion").  The Conversion was completed on July 10, 2012. On August 25, 2014, the Bank converted from a federal savings bank charter to a national bank charter and the Company is now a bank holding company. HomeTrust Bancshares, Inc. is regulated by the Federal Reserve Board ("Federal Reserve"). The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiary.
The Bank, founded in 1926, is a national bank headquartered in Asheville, North Carolina. The Bank is regulated by the OCC, its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are federally insured up to applicable limits by the FDIC.
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds in loans secured primarily by first and second mortgages on one-to-four family residences, including home equity loans and construction and land/lot loans, commercial real estate loans, construction and development loans, commercial and industrial loans, indirect automobile loans, and municipal leases. Municipal leases are secured primarily by a ground lease for a firehouse or an equipment lease for fire trucks and firefighting equipment to fire departments located throughout North and South Carolina. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government-sponsored enterprises, as well as, certificates of deposit insured by the FDIC.
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
In recent years, we have expanded our geographic footprint into five additional markets through strategic acquisitions as well as two de novo commercial loan offices. Looking forward, we believe opportunities currently exist within our market areas to grow our franchise. We anticipate organic growth as the local economy and loan demand strengthens, through our marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions occurring in our market areas. We may also seek to expand our franchise through the selective acquisition of individual branches, loan purchases and, to a lesser degree, whole bank transactions that meet our investment and market objectives. We will continue to be disciplined as it pertains to future expansion focusing primarily on organic growth in our current market areas.
At September 30, 2015, we had 45 locations in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and a loan production office in Raleigh), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley). On July 22, 2015, we announced the consolidation of six branches in North Carolina and Tennessee. The closures are the result of a review of customer banking preferences and the current branch network. The consolidation was completed on October 30, 2015.
Critical Accounting Policies and Estimates
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) business combinations and acquired loans, (iii) the valuation of REO, (iv) the valuation of goodwill and other intangible assets, and (v) the valuation of or recognition of deferred tax assets and liabilities. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2015 Form 10-K. There have not been any material changes in the Company's critical accounting policies and estimates as compared to the disclosure contained in the Company's 2015 Form 10-K.
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

Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report contains certain non-GAAP financial measures, which include net interest income and net interest margin as adjusted to exclude additional FHLB borrowings and proceeds from such borrowings, net income excluding merger-related expenses, nonrecurring state tax expense, and recovery of loan losses, and earnings per share excluding merger expenses, nonrecurring state tax expense, and recovery of loan losses. Management elected to obtain additional FHLB borrowings beginning November 2014 as part of a plan to increase net interest income. The Company believes that showing the effects of the additional borrowings on net interest income and net interest margins is useful to both management and investors as these measures are commonly used to measure financial institutions performance and against peers.

Management has presented the non-GAAP financial measures in this discussion and analysis excluding merger-related expenses, nonrecurring state tax expense, and recovery of loan losses because it believes excluding these items is more indicative of and provides useful and comparative information to assess trends in our core operations while facilitating comparison of the quality and composition of the Company’s earnings over time and in comparison to its competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months Ended September 30, 2015 and 2014” for more detailed information about our financial performance.

Set forth below is a reconciliation to GAAP of net interest income and net interest margin as adjusted to exclude additional FHLB borrowings and proceeds from such borrowings:

	Three Months Ended September 30, 2015
	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets	$2,515,767	$22,655	3.60%
Less: Interest-earning assets funded by additional FHLB borrowings (1)	446,000	664	0.60%
Interest-earning assets - adjusted	$2,069,767	$21,991	4.25%

Interest-bearing liabilities	2,117,705	1,438	0.27%
Additional FHLB borrowings (2)	446,000	231	0.21%
Interest-bearing liabilities - adjusted	$1,671,705	$1,207	0.29%

Net interest income and net interest margin		21,217	3.37%
Net interest income and net interest margin - adjusted		20,784	4.02%
Difference		$433	(0.65)%
_________________________________________________________________________________

(1)	Proceeds from the additional borrowings were invested in various interest-earning assets including: deposits with the FRB, FHLB stock, certificates of deposit in other banks, and commercial paper.

(2)	Additional borrowings were obtained in November 2014.

Set forth below is a reconciliation to GAAP net income and earnings per share (EPS) as adjusted to exclude merger-related expenses, nonrecurring state tax expense, and the recovery of loan losses:

	Three months ended
(Dollars in thousands, except per share data)	September 30,
	2015	2014
Merger-related expenses	$—	$1,421
Nonrecurring state tax expense	526	—
Recovery of loan losses	—	(250)
Total adjustments	526	1,171
Tax effect (1)	—	(412)
Total adjustments, net of tax	526	759

Net income (GAAP)	2,564	2,256

Net income (non-GAAP)	$3,090	$3,015

Per Share Data
Average shares outstanding - basic	18,077,987	19,178,607
Average shares outstanding - diluted	18,291,029	19,242,722

Basic EPS
EPS (GAAP)	$0.14	$0.12
Non-GAAP adjustment	0.03	0.04
EPS (non-GAAP)	$0.17	$0.16

Diluted EPS
EPS (GAAP)	$0.14	$0.12
Non-GAAP adjustment	0.03	0.04
EPS (non-GAAP)	$0.17	$0.16
________________________________________________________________________
(1)    Tax amounts have been adjusted for certain nondeductible merger-related expenses.

Comparison of Financial Condition at September 30, 2015 and June 30, 2015
Assets.  Total assets decreased $57.1 million, or 2.1%, to $2.7 billion at September 30, 2015 from $2.8 billion at June 30, 2015. Cash and cash equivalents, commercial paper, certificates of deposit in other banks, and securities available for sale had a cumulative decrease of $101.3 million, or 12.1% during the three months ended September 30, 2015 compared to June 30, 2015. The cumulative decrease was used to fund a $56.8 million increase in net loans receivable, the repayment of $40.3 million of higher cost deposits, and the repurchase of $7.4 million of Company stock.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents decreased $65.9 million, or 56.8%, to $50.2 million at September 30, 2015 from $116.2 million at June 30, 2015. The Company began purchasing commercial paper during fiscal year 2015 in conjunction with its short-term leveraging strategy, to take advantage of higher returns with relatively low risk, yet remain highly liquid. The commercial paper balance at September 30, 2015 decreased $13.2 million, or 5.2% to $242.9 million from June 30, 2015.
Investments.  Securities available for sale decreased $7.9 million, or 3.1%, to $249.7 million at September 30, 2015 from $257.6 million at June 30, 2015. During the three months ended September 30, 2015, $11.1 million of securities available for sale were purchased, $13.1 million matured, and $7.3 million of principal payments were made. The securities purchased and acquired during the period were primarily short- to intermediate-term U.S. government agency notes and, to a lesser extent, intermediate-term taxable municipal securities. At September 30, 2015, certificates of deposits in other banks totaled $196.4 million compared to $210.6 million at June 30, 2015. All certificates of deposit in other banks are fully insured.
We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We do not believe that there are any other-than-temporary impairments at September 30, 2015; therefore, no impairment losses have been recorded during the first three months of fiscal 2016.
Loans.  Net loans receivable increased $56.8 million, or 3.4%, at September 30, 2015 to $1.7 billion from June 30, 2015 primarily due to $26.5 million of organic growth and $30.3 million in purchased home equity lines of credit, net of repayments.
Since June 30, 2015, total retail consumer and commercial loans have increased $41.5 million, or 4.2% to $1.0 billion; and $14.9 million, or 2.1%, to $714.5 million, respectively. The composition of the Company's loan portfolio at September 30, 2015 was 37.1% in one-to-four family, 9.2% in HELOCs - originated, 5.8% in HELOCs - purchased, 2.5% in retail construction and land, 4.1% in indirect auto finance, 0.2% in consumer loans, 26.0% in commercial real estate, 4.2% in commercial construction and development, 4.7% in commercial and industrial, and 6.2% in municipal leases. The composition of the Company's loan portfolio at June 30, 2015 was 38.6% in one-to-four family, 9.6% in HELOCs - originated, 4.4% in HELOCs - purchased, 2.7% in retail construction and land, 3.1% in indirect auto finance, 0.2% in consumer loans, 26.2% in commercial real estate, 3.8% in commercial construction and development, 5.0% in commercial and industrial, and 6.4% in municipal leases. At September 30, 2015 loan commitments (excluding $66.8 million of undisbursed portions of construction loans) totaled $56.7 million.
Asset Quality. Nonperforming assets decreased $342,000 to $31.5 million, or 1.2% of total assets, at September 30, 2015, compared to $31.9 million, or 1.2% of total assets, at June 30, 2015. Nonperforming assets included $24.9 million in nonaccruing loans and $6.6 million in REO at September 30, 2015, compared to $24.9 million and $7.0 million, in nonaccruing loans and REO respectively, at June 30, 2015. Included in nonperforming loans are $6.2 million of loans restructured from their original terms of which $2.9 million were current with respect to their modified payment terms. The decrease in nonaccruing loans was primarily due to loans returning to performing status as payment history and the borrower's financial status improved. At September 30, 2015, $7.3 million, or 29.5%, of nonaccruing loans were current on their required loan payments. Purchased impaired loans aggregating $8.1 million are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
The ratio of classified assets to total assets decreased to 2.72% at September 30, 2015 from 2.90% at June 30, 2015. Classified assets decreased 8.1% to $74.2 million at September 30, 2015 compared to $81.1 million at June 30, 2015. Delinquent loans (loans delinquent 30 days or more) increased to $34.2 million at September 30, 2015, from $29.8 million at June 30, 2015.
As of September 30, 2015, we had identified $50.6 million of impaired loans compared to $57.9 million at June 30, 2015. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. As of September 30, 2015, there were $30.9 million loans individually evaluated for impairment and $19.7 million were collectively evaluated. For more information on these impaired loans, see Note 5 of the Notes to Consolidated Financial Statements under Item 1 of this report.
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
The allowance for loan losses was $22.1 million, or 1.27% of total loans, at September 30, 2015 compared to $22.4 million, or 1.33% of total loans, at June 30, 2015. The allowance for loan losses was 1.52% of total loans at September 30, 2015, excluding acquired loans as the loans acquired from acquisitions are excluded from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations. The Company recorded these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these acquired loans unless the credit quality deteriorates further subsequent to the acquisition.
There was no provision for loan loss during the three months ended September 30, 2015 compared to a recovery for loan losses of $250,000 for the three months ended September 30, 2014. Net loan charge-offs totaled $262,000 for the three months ended September 30, 2015 compared to $99,000 for the same period during the prior fiscal year. Net charge-offs as a percentage of average loans increased to 0.06% for the three months ended September 30, 2015 from 0.03% for the same period last fiscal year.
The allowance as a percentage of nonaccruing loans decreased from 90.02% at June 30, 2015 to 88.84% at September 30, 2015.
We believe that the allowance for loan losses as of September 30, 2015 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Real estate owned. REO decreased $390,000, to $6.6 million at September 30, 2015. The total balance of REO at September 30, 2015 included $3.5 million in land, construction and development projects (both residential and commercial), $1.7 million in commercial real estate and $1.4 million in single-family homes.
Deposits.  Deposits decreased $52.2 million, or 2.8%, from $1.9 billion at June 30, 2015 to $1.8 billion at September 30, 2015. This decrease was primarily due to a managed run off of $40.3 million in higher costing certificates of deposit.
Borrowings.  Other borrowings increased to $476.0 million at September 30, 2015 from $475.0 million at June 30, 2015. All FHLB advances have maturities of less than 90 days with a weighted average interest rate of 0.21% at September 30, 2015.
Equity.  Stockholders' equity at September 30, 2015 decreased to $368.1 million from $371.1 million at June 30, 2015. The decrease was primarily a result of 414,362 shares of common stock repurchased at an average cost of $17.79, or approximately $7.4 million, partially offset by $2.6 million in net income, and a $876,000 increase in unrealized gains on securities available for sale.

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

	For the Three Months Ended September 30,
	2015			2014
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$1,728,862	$20,281	4.69%	$1,568,406	$19,237	4.91%
Deposits in other financial
institutions	248,969	527	0.85%	188,796	439	0.93%
Investment securities	259,271	1,199	1.85%	170,635	805	1.89%
Other	278,665	649	0.93%	6,576	64	3.89%
Total interest-earning assets	2,515,767	22,656	3.60%	1,934,413	20,545	4.25%
Interest-bearing liabilities:
Interest-bearing checking accounts	385,695	142	0.15%	290,531	71	0.10%
Money market accounts	482,201	245	0.20%	389,676	252	0.26%
Savings accounts	218,961	74	0.14%	185,684	78	0.17%
Certificate accounts	554,915	730	0.53%	630,732	826	0.52%
Borrowings	475,933	247	0.21%	71,733	38	0.21%
Total interest-bearing liabilities	2,117,705	1,438	0.27%	1,568,356	1,265	0.32%
Net earning assets	$398,062			$366,057
Average interest-earning assets to
average interest-bearing liabilities	118.80%			123.34%
Tax-equivalent:
Net interest income		$21,218			$19,280
Interest rate spread			3.33%			3.93%
Net interest margin(3)			3.37%			3.99%
Non-tax-equivalent:
Net interest income		$20,571			$18,600
Interest rate spread			3.23%			3.79%
Net interest margin(3)			3.27%			3.85%
__________________
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $647,000 and $680,000 for the three months ended September 30, 2015 and 2014, respectively, calculated based on a federal tax rate of 34%.
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

	Three Months Ended September 30, 2015
	Compared to
	Three Months Ended September 30, 2014
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable	$1,968	$(924)	$1,044
Deposits in other financial institutions	140	(52)	88
Investment securities	418	(24)	394
Other	2,649	(2,064)	585
Total interest-earning assets	$5,175	$(3,064)	$2,111
Interest-bearing liabilities:
Interest-bearing checking accounts	$23	$48	$71
Money market accounts	60	(67)	(7)
Savings accounts	14	(18)	(4)
Certificate accounts	(99)	3	(96)
Borrowings	214	(5)	209
Total interest-bearing liabilities	$212	$(39)	$173
Net increase in tax equivalent interest income	$4,963	$(3,025)	$1,938
Comparison of Results of Operation for the Three Months Ended September 30, 2015 and 2014
General.  During the three months ended September 30, 2015, we had net income of $2.6 million compared to $2.3 million for the three months ended September 30, 2014. The increase in net income for the first quarter of fiscal 2016 was driven by increases of $2.0 million in net interest income and $600,000 in noninterest income, partially offset by a $1.3 million increase in noninterest expense and a nonrecurring $526,000 tax charge related to the decrease in North Carolina's state corporate tax rate and the corresponding decrease in net deferred tax assets. Earnings before merger expenses, recovery of loan losses, and the above mentioned tax charge were $3.1 million for the first quarter of fiscal year 2016, compared to $3.0 million for the same period in the previous year.
On a basic and diluted per share basis, the Company earned $0.14 per share in the three months ended September 30, 2015 compared to $0.12 per share for the same quarter in 2014. Diluted earnings per share before merger expenses, recovery of loan losses, and the tax charge increased to $0.17 from $0.16 per share for the three months ended September 30, 2015 from the comparative period in 2014.
Net Interest Income. Net interest income was $20.6 million for the three months ended September 30, 2015 compared to $18.6 million for the three months ended September 30, 2014. The $2.0 million, or 10.6%, increase was driven by a $2.1 million increase in interest income as average interest-earning assets increased $581.4 million mainly from our new leveraging strategy, where various short-term assets (including additional purchases of FHLB stock) are match funded by an additional $446.0 million in average short-term FHLB borrowings. The increase in interest income was partially offset by an increase in interest expense of $173,000 for the three months ended September 30, 2015 compared to the same period in 2014.
The new leveraging strategy was the primary factor in net interest margin (on a fully taxable-equivalent basis) contracting 62 basis points over the same period last year to 3.37% for the three months ended September 30, 2015. The investments in short-term assets are yielding an average of 60 basis points, while the average cost of the borrowings is 21 basis points, which generated approximately $433,000 in net interest income during the quarter. Excluding the effect of these additional borrowings, net interest margin was 4.02%.
The tax-equivalent interest income on loans increased by $1.0 million or 5.4% from the comparative quarter in 2014 as average loans increased $160.5 million, or 10.2% to $1.7 billion, from recent acquisitions and organic growth, offsetting the 22 basis points decline in in the tax-equivalent yield on loans to 4.69% at September 30, 2015. The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates, and payoffs of loans which carried a higher average yield than the average yield of loans receivable. Also included in loan interest income for the three months ended September 30, 2015 and 2014 was $1.3 million and $661,000 in accretion of purchase discounts on acquired loans. This additional income stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on the PCI loan pools and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loans pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter. The amortization of purchase accounting discounts on loans and certificates of deposit of $1.3 million increased the net interest margin (on a fully taxable-equivalent basis) 23 basis points for the quarter ended September 30, 2015.

Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans' contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. As of September 30, 2015, our loans with interest rate floors totaled approximately $589.2 million and had a weighted average floor rate of 4.25% of which $279.9 million, or 47.5%, had yields that would begin floating again once prime rates increase at least 200 basis points.
The combined average balance of investment securities, deposits in other financial institutions, and other interest-earning assets increased by $420.9 million, or 115.0%, to $786.9 million for the three months ended September 30, 2015, while the interest and dividend income from those investments increased by $1.1 million compared to the same period in the prior fiscal year. The increase in average balances was primarily due to investing the proceeds from the additional FHLB borrowings.
Interest expense decreased by $173,000 to $1.4 million for the three months ended September 30, 2015 in comparison to 2014. The average cost of interest-bearing liabilities decreased five basis points to 0.27% for the three months ended September 30, 2015, from 0.32% for the same period one year earlier while average interest-bearing liabilities increased $549.3 million over the same time period as a result of our recent acquisitions and additional FHLB borrowings.
Deposit interest expense remained substantially unchanged at $1.2 million for the three months ended September 30, 2015 compared to the same period in 2014 as the managed run off of higher costing certificates of deposits was nearly offset by the increase in the average rate paid and average balance of interest-bearing checking accounts.
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
During the three months ended September 30, 2015, there was no provision for loan losses compared to a recovery of $250,000 for the three months ended September 30, 2014, reflecting the improvement in our asset quality. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. Net loan charge-offs increased to $262,000 for the three months ended September 30, 2015 compared to $99,000 for the same period last year, however, our overall credit quality continues to improve. Net charge-offs as a percentage of average loans increased to 0.06% for the three months ended September 30, 2015 from 0.03% for the same period last fiscal year.
See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $600,000, or 21.7%, to $3.4 million for the three months ended September 30, 2015 from $2.8 million in the comparative quarter of 2014, primarily due to a $637,000, or 60.0%, increase in service charges and fees on checking accounts resulting from the growth in these accounts from our recent acquisitions.
Noninterest Expense.  Noninterest expense for the quarter ended September 30, 2015 increased $1.3 million, or 7.2%, to $19.8 million compared to $18.5 million for the quarter ended September 30, 2014. This increase was primarily related to our recent acquisitions, which led to a $1.0 million increase in salaries and employee benefits, a $406,000 increase in net occupancy expense, a $361,000 increase in amortization of core deposit intangibles, and a $930,000 increase in other expenses, which were partially offset by a $1.4 million decrease in merger-related expenses.
Income Taxes.  The Company's income tax expense was $1.5 million for the three months ended September 30, 2015, an increase of $675,000 compared to $866,000 income tax expense for the three months ended September 30, 2014. The increase was a result of additional pretax income and a nonrecurring charge of $526,000 during the quarter related to the decrease in value of our deferred tax assets based on recent decreases in North Carolina's corporate tax rate. The rate was reduced to 4.0% in August 2015 with additional reductions possible to 3.0% through 2017 if certain state revenue triggers are achieved. The Company's effective income tax rate for the quarter ended September 30, 2015 was 37.5% compared to 27.7% for the quarter ended September 30, 2014.
Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2015, the Bank had an additional borrowing capacity of $20.7 million with the FHLB of Atlanta, a $168.1 million line of credit with the FRB and two lines of credit with two unaffiliated banks totaling $35.0 million. At September 30, 2015, we had $476.0 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At September 30, 2015 brokered deposits totaled $15.1 million, or 0.8% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. The Company's primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2015, the Company (on an unconsolidated basis) had liquid assets of $22.2 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2015, the total approved loan commitments and unused lines of credit outstanding amounted to $123.6 million and $296.7 million, respectively, as compared to $87.6 million and $250.8 million, respectively, as of June 30, 2015. Certificates of deposit scheduled to mature in one year or less at September 30, 2015, totaled $388.7 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During the first three months of fiscal 2016, cash and cash equivalents decreased $65.9 million, or 56.8%, from $116.2 million as of June 30, 2015 to $50.2 million as of September 30, 2015. Cash provided by operating, investing was $11.5 million, while cash used in investing and financing activities totaled $18.9 million and $58.5 million, respectively. Primary sources of cash for the three months ended September 30, 2015 included $34.8 million in proceeds from the maturities of securities available for sale and principal repayments from mortgage-backed securities. Primary uses of cash during the period included a $52.2 million decrease in deposits, an increase in loans of $55.8 million, and $7.4 million in repurchases of common stock.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the three months ended September 30, 2015, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at September 30, 2015, is as follows (in thousands):

Commitments to make loans	$123,564
Unused lines of credit	296,735
Total loan commitments	$420,299
Capital Resources
At September 30, 2015, stockholder's equity totaled $368.1 million. HomeTrust Bancshares, Inc. is a bank holding company subject to regulation by the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. The Bank, as a national bank, is subject to the capital requirements established by the OCC.
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
Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 capital ratio of 6.5% (new), a Tier 1 capital ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a Tier1 leverage ratio of 5% (unchanged).
At September 30, 2015, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at September 30, 2015 under the regulations of the OCC.

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.

As of September 30, 2015
Common Equity Tier I Capital to Risk-Weighted Assets	$324,644	15.33%	$95,277	4.50%	$137,622	6.50%
Tier I Capital (to Total Adjusted Assets)	$324,644	11.93%	$108,821	4.00%	$136,027	5.00%
Tier I Capital (to Risk-weighted Assets)	$324,644	15.33%	$127,035	6.00%	$169,381	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$347,211	16.40%	$169,381	8.00%	$211,725	10.00%

As of June 30, 2015
Common Equity Tier I Capital to Risk-Weighted Assets	$326,969	15.92%	$92,395	4.50%	$133.459	6.50%
Tier I Capital (to Total Adjusted Assets)	$326,969	11.91%	$109,797	4.00%	$137.246	5.00%
Tier I Capital (to Risk-weighted Assets)	$326,969	15.92%	$123,193	6.00%	$164.257	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$349,763	17.03%	$164,257	8.00%	$205.321	10.00%

HomeTrust Bank:

As of September 30, 2015
Common Equity Tier I Capital to Risk-Weighted Assets	$276,570	13.17%	$94,496	4.50%	$136,494	6.50%
Tier I Capital (to Total Adjusted Assets)	$276,570	10.26%	$107,788	4.00%	$134,735	5.00%
Tier I Capital (to Risk-weighted Assets)	$276,570	13.17%	$125,995	6.00%	$167,993	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$299,010	14.24%	$167,993	8.00%	$209,991	10.00%

As of June 30, 2015
Common Equity Tier I Capital to Risk-Weighted Assets	$271,760	13.36%	$91,508	4.50%	$132,178	6.50%
Tier I Capital (to Total Adjusted Assets)	$271,760	10.00%	$108,692	4.00%	$135,865	5.00%
Tier I Capital (to Risk-weighted Assets)	$271,760	13.36%	$122,010	6.00%	$162,680	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$294,425	14.48%	$162,680	8.00%	$203,350	10.00%

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

Item 3.      Quantitative and Qualitative Disclosure About Market Risk
There has not been any material change in the market risk disclosures contained in our 2015 Form 10-K.
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2015, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2015, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
The "Litigation" section of Note 8 to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The table below sets forth information regarding HomeTrust Bancshares' common stock repurchases during the three months ended September 30, 2015.

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 – July 31, 2015	60,023	$16.84	60,023	971,271
August 1 – August 30, 2015	201,586	17.81	201,586	769,685
September 1 – September 30, 2015	152,753	18.14	152,753	616,932
Total	414,362	$17.79	414,362	616,932
On July 1, 2015 the Company announced that its Board of Directors had authorized the repurchase of up to 971,271 shares of the Company's common stock, representing 5% of the Company's outstanding shares. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of September 30, 2015, 354,339 shares were purchased leaving 616,932 shares remaining to be purchased under this plan.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: November 6, 2015	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: November 6, 2015	By:	/s/ Tony J. VunCannon
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
4.2
Amendment No. 1, dated as of August 31, 2015, to Tax Benefit Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Computershare Trust Company, N.A., as successor rights agent to Registrar and Transfer Company
(n)
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	(c)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(f)
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon and Howard L. Sellinger	(c)
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.5	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(c)
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	(c)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(c)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(c)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(c)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(c)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(c)
10.7E	SERP Joinder Agreement for Stan Allen	(c)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(c)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(c)
10.7H	SERP Joinder Agreement for William T. Flynt	(c)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(h)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(c)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(c)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(c)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(c)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(c)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(c)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(c)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(c)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(c)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(c)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(c)
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(o)
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(i)

10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(j)
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(j)
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(j)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(j)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(j)
10.19	Fully Restated Employment Agreement between HomeTrust Bank and Anderson L. Smith	(k)
10.20	Amended and Restated Jefferson Federal Bank Supplemental Executive Retirement Plan	(l)
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(m)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(m)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(m)
10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(m)
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(m)
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(m)
10.27	Offer Letter between HomeTrust Bank and Keith J. Houghton	(o)
10.28	Form of Relocation Repayment Agreement between HomeTrust Bank and Keith J. Houghton	(o)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101

(a)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on June 10, 2014 (File No. 001-35593).

(b)	Attached as Appendix A to the joint proxy statement/prospectus filed by HomeTrust Bancshares on April 28, 2014 pursuant to Rule 424(b) of the Securities Act of 1933.

(c)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(d)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(e)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2014 (File No. 001-35593).

(f)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).

(g)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).

(h)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(i)	Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(j)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(k)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).

(l)	Filed as an exhibit to Jefferson Bancshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(m)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(n)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on August 31, 2015 (File No. 001-35593)

(o)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).