Form 10-Q
period 2015-12-31
HomeTrust Bancshares, Inc.
filed 2016-02-08
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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
There were 18,364,605 shares of common stock, par value of $.01 per share, issued and outstanding as of February 4, 2016.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	December 31, 2015	June 30, 2015
Assets
Cash	$32,803	$33,891
Interest-bearing deposits	24,781	82,269
Cash and cash equivalents	57,584	116,160
Commercial paper	271,856	256,152
Certificates of deposit in other banks	177,934	210,629
Securities available for sale, at fair value	229,227	257,606
Other investments, at cost	28,886	28,711
Loans held for sale	5,080	5,874
Total loans, net of deferred loan fees and discount	1,747,767	1,685,707
Allowance for loan losses	(21,977)	(22,374)
Net loans	1,725,790	1,663,333
Premises and equipment, net	56,232	57,524
Accrued interest receivable	7,238	7,522
Real estate owned ("REO")	6,713	7,024
Deferred income taxes	57,267	59,493
Bank owned life insurance	78,362	77,354
Goodwill	12,673	12,673
Core deposit intangibles	8,526	10,043
Other assets	5,184	13,016
Total Assets	$2,728,552	$2,783,114
Liabilities and Stockholders' Equity
Liabilities
Deposits	$1,829,987	$1,872,126
Other borrowings	479,000	475,000
Capital lease obligations	1,968	1,979
Other liabilities	56,402	62,959
Total liabilities	2,367,357	2,412,064
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 18,576,972 shares issued and outstanding at December 31, 2015; 19,488,449 at June 30, 2015	186	195
Additional paid in capital	195,738	210,621
Retained earnings	173,370	168,357
Unearned Employee Stock Ownership Plan ("ESOP") shares	(8,729)	(8,993)
Accumulated other comprehensive income	630	870
Total stockholders' equity	361,195	371,050
Total Liabilities and Stockholders' Equity	$2,728,552	$2,783,114
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Interest and Dividend Income
Loans	$19,333	$19,823	$38,968	$38,380
Securities available for sale	1,038	884	2,237	1,689
Certificates of deposit and other interest-bearing deposits	851	626	1,681	1,065
Other investments	344	226	689	290
Total interest and dividend income	21,566	21,559	43,575	41,424
Interest Expense
Deposits	1,141	1,264	2,332	2,490
Other borrowings	275	105	522	144
Total interest expense	1,416	1,369	2,854	2,634
Net Interest Income	20,150	20,190	40,721	38,790
Recovery of Loan Losses	—	—	—	(250)
Net Interest Income after Recovery of Loan Losses	20,150	20,190	40,721	39,040
Noninterest Income
Service charges on deposit accounts	1,618	1,318	3,317	2,379
Mortgage banking income and fees	590	713	1,318	1,560
Gain from sales of securities available for sale	—	61	—	61
Other, net	797	727	1,739	1,588
Total noninterest income	3,005	2,819	6,374	5,588
Noninterest Expense
Salaries and employee benefits	10,875	10,068	21,732	19,876
Net occupancy expense	2,306	2,032	4,565	3,885
Marketing and advertising	499	624	984	1,011
Telephone, postage, and supplies	842	759	1,672	1,437
Deposit insurance premiums	523	415	1,048	845
Computer services	1,406	1,250	2,990	2,603
Loss (gain) on sale and impairment of REO	159	(200)	138	(235)
REO expense	327	433	682	788
Core deposit intangible amortization	743	484	1,517	898
Merger-related expenses	—	2,310	—	3,731
Other	2,162	1,960	4,349	3,793
Total other expense	19,842	20,135	39,677	38,632
Income Before Income Taxes	3,313	2,874	7,418	5,996
Income Tax Expense	864	825	2,405	1,691
Net Income	$2,449	$2,049	$5,013	$4,305
Per Share Data:
Net income per common share:
Basic	$0.14	$0.10	$0.28	$0.22
Diluted	$0.14	$0.10	$0.28	$0.22
Average shares outstanding:
Basic	17,479,150	19,145,084	17,778,568	19,161,846
Diluted	17,810,984	19,235,841	18,053,187	19,239,539
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net Income	$2,449	$2,049	$5,013	$4,305
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	(1,691)	1,166	(363)	1,119
Deferred income tax benefit (expense)	575	(397)	123	(380)
Reclassification of securities gains recognized in net income	—	61	—	57
Deferred income tax expense	—	(20)	—	(20)
Total other comprehensive income (loss)	$(1,116)	$810	$(240)	$776
Comprehensive Income	$1,333	$2,859	$4,773	$5,081
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2014	20,632,008	$207	$225,889	$160,332	$(9,522)	$245	$377,151
Net income	—	—	—	4,305	—	—	4,305
Stock repurchased	(198,503)	(2)	(3,395)	—	—	—	(3,397)
Exercised stock options	18,000	—	259	—	—	—	259
Stock option expense	—	—	693	—	—	—	693
Restricted stock expense	—	—	734	—	—	—	734
ESOP shares allocated	—	—	142	—	264	—	406
Other comprehensive income	—	—	—	—	—	776	776
Balance at December 31, 2014	20,451,505	$205	$224,322	$164,637	$(9,258)	$1,021	$380,927

Balance at June 30, 2015	19,488,449	$195	$210,621	$168,357	$(8,993)	$870	$371,050
Net income	—	—	—	5,013	—	—	5,013
Stock repurchased	(911,427)	(9)	(16,782)	—	—	—	(16,791)
Forfeited restricted stock	(2,250)	—	—	—	—	—	—
Exercised stock options	2,200	—	32	—	—	—	32
Stock option expense	—	—	953	—	—	—	953
Restricted stock expense	—	—	684	—	—	—	684
ESOP shares allocated	—	—	230	—	264	—	494
Other comprehensive loss	—	—	—	—	—	(240)	(240)
Balance at December 31, 2015	18,576,972	$186	$195,738	$173,370	$(8,729)	$630	$361,195
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended December 31,
	2015	2014
Operating Activities:
Net income	$5,013	$4,305
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	—	(250)
Depreciation	2,090	1,696
Deferred income tax expense	2,349	1,679
Net amortization and accretion	(2,151)	(1,983)
Loss (gain) on sale and impairment of REO	138	(235)
Gain on sale of loans held for sale	(775)	(847)
Origination of loans held for sale	(41,995)	(32,178)
Proceeds from sales of loans held for sale	43,564	34,084
Gain on sale of securities available for sale	—	(61)
Decrease in deferred loan fees, net	(184)	(699)
Increase (decrease) in accrued interest receivable and other assets	8,072	(693)
Amortization of core deposit intangibles	1,517	898
Earnings from bank owned life insurance	(964)	(821)
ESOP compensation expense	494	406
Restricted stock and stock option expense	1,637	1,427
Increase (decrease) in other liabilities	(6,557)	506
Net cash provided by operating activities	12,248	7,234
Investing Activities:
Purchase of securities available for sale	(11,100)	(44,909)
Proceeds from maturities of securities available for sale	26,060	21,385
Proceeds from sale of securities available for sale	—	10,387
Net increase in commercial paper	(15,704)	(128,249)
Purchase of certificates of deposit in other banks	(14,632)	(54,797)
Maturities of certificates of deposit in other banks	47,327	22,002
Principal repayments of mortgage-backed securities	12,844	11,911
Net purchases of other investments	(175)	(14,480)
Net increase in loans	(61,277)	(64,001)
Purchase of premises and equipment	(798)	(4,329)
Capital improvements to REO	—	(55)
Proceeds from sale of REO	1,540	6,574
Acquisition of Bank of Commerce, net of cash received	—	(7,759)
Acquisition of Bank of America branches, net of cash paid	—	310,868
Net cash provided by (used in) investing activities	(15,915)	64,548
Financing Activities:
Net decrease in deposits	(42,139)	(67,322)
Net increase in other borrowings	4,000	184,828
Common stock repurchased	(16,791)	(3,397)
Exercised stock options	32	259
Decrease in capital lease obligations	(11)	(9)
Net cash provided by (used in) financing activities	(54,909)	114,359
Net Increase (Decrease) in Cash and Cash Equivalents	(58,576)	186,141
Cash and Cash Equivalents at Beginning of Period	116,160	45,830
Cash and Cash Equivalents at End of Period	$57,584	$231,971

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

Supplemental Disclosures:	Six Months Ended December 31,
	2015	2014
Cash paid during the period for:
Interest	$2,881	$2,242
Income taxes	100	140
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	(240)	776
Transfers of loans to REO	1,367	1,413
Loans originated to finance the sale of REO	—	460
Business Combinations:
Assets acquired	—	463,959
Liabilities assumed	—	444,154
Net assets acquired	—	19,805
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

1.	Summary of Significant Accounting Policies
The consolidated financial statements presented in this report include the accounts of HomeTrust Bancshares, Inc., a Maryland corporation ("HomeTrust"), and its wholly-owned subsidiary, HomeTrust Bank (the "Bank"). As used throughout this report, the term the "Company" refers to HomeTrust and the Bank, its consolidated subsidiary, unless the context otherwise requires. Effective December 31, 2015, the Bank converted from a national association to a North Carolina state bank. See Management's Discussion and Analysis of Financial Condition and Results of Operations "Overview" for discussion of charter change.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2015 ("2015 Form 10-K") filed with the SEC on September 11, 2015. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2016. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported net income or equity.
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
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure". The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 was effective, for the Company, for interim and annual reporting periods beginning after June 30, 2015. The adoption of ASU No. 2014-04 did not have a material impact on the Company's Consolidated Financial Statements. At December 31, 2015 and June 30, 2015, the Bank had $429,000 and $1.6 million, respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $1.9 million and $1.7 million at December 31, 2015 and June 30, 2015, respectively.
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
In June 2015, FASB issued ASU No. 2015-10, "Technical Corrections and Improvements." On November 10, 2010 FASB added a standing project that will facilitate the FASB Accounting Standards Codification ("Codification”) updates for technical corrections, clarifications, and improvements. These amendments are referred to as Technical Corrections and Improvements. Maintenance updates include non-substantive corrections to the Codification, such as editorial corrections, various link-related changes, and changes to source fragment information. This ASU contains amendments that will affect a wide variety of Topics in the Codification. The amendments in this ASU will apply to all reporting entities within the scope of the affected accounting guidance and generally fall into one of four categories: amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification, and minor improvements. In summary, the amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for fiscal years and interim reporting periods after December 15, 2015. Early adoption is permitted including adoption in an interim period. All other amendments are effective upon the issuance of this ASU. ASU 2015-10 did not have a material impact on the Company's Consolidated Financial Statements.
In August 2015, the FASB issued ASU No. 2015-15, "Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This ASU provides guidance not previously included in ASU 2015-03 regarding debt issuance related to line-of-credit arrangements. The amendments in this ASU allows an entity to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless if there are any outstanding borrowings on the line-of-credit arrangement. This ASU is effective for fiscal years beginning after December 15, 2015. The adoption of ASU No. 2015-15 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805)". The ASU simplifies the accounting for measurement period adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period's financial statements the effect on earnings from changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of ASU No. 2015-16 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU amends the guidance in GAAP on the classification and measurement of financial instruments. The ASU includes the following changes: i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (iv) allows an equity investment that does not have readily determinable fair values, to be measured at cost minus impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (v) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements; and (vii) clarifies that a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with the organization’s other deferred tax assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU No. 2016-1 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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
The carrying amount of acquired loans from Bank of Commerce as of July 31, 2014 consisted of purchased performing loans and purchased credit-impaired ("PCI") loans as detailed in the following table:

	Purchased Performing	PCI	Total Loans
Retail Consumer Loans:
One-to-four family	$2,717	$2,979	$5,696
Home equity lines of credit ("HELOCs")	8,823	317	9,140
Consumer	37	15	52
Commercial:
Commercial real estate	29,048	30,047	59,095
Construction and development	202	3,020	3,222
Commercial and industrial	5,402	3,877	9,279
Total	$46,229	$40,255	$86,484

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
The carrying amount of acquired loans from Jefferson as of May 31, 2014 consisted of purchased performing loans and PCI loans as detailed in the following table:

	Purchased Performing	PCI	Total Loans
Retail Consumer Loans:
One-to-four family	$74,378	$6,066	$80,444
HELOCs	16,857	18	16,875
Construction and land/lots	7,810	924	8,734
Consumer	3,690	2	3,692
Commercial:
Commercial real estate	119,635	15,649	135,284
Construction and development	24,658	1,012	25,670
Commercial and industrial	52,863	6,350	59,213
Total	$299,891	$30,021	$329,912

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
The following table presents the consideration paid by the Company in the acquisition of BankGreenville and the assets acquired and liabilities assumed as of July 31, 2013:

	As Recorded by BankGreenville	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid
Cash			$7,823
Repayment of BankGreenville preferred stock			1,050
Contingent cash consideration (1)			680
Total consideration			$9,553
Assets
Cash and cash equivalents	$10,348	$—	$10,348
Investment securities	34,345	—	34,345
Loans, net of allowance	51,622	(3,792)	47,830
FHLB Stock	447	—	447
REO	2,317	(168)	2,149
Premises and equipment, net	2,458	(117)	2,341
Accrued interest receivable	429	—	429
Deferred tax asset	—	2,470	2,470
Other assets	214	—	214
Core deposit intangibles	—	530	530
Total assets acquired	$102,180	$(1,077)	$101,103
Liabilities
Deposits	$88,906	$201	$89,107
Other borrowings	4,700	34	4,734
Other liabilities	511	—	511
Total liabilities assumed	$94,117	$235	$94,352
Net identifiable assets acquired over liabilities assumed	$8,063	$(1,312)	6,751
Goodwill			$2,802
______________________________________

(1)	Estimate of additional amount to be paid to shareholders after 24 months based on performance of a select pool of loans totaling approximately $8,000. Actual amount paid was $484 on October 27, 2015.
The carrying amount of acquired loans from BankGreenville as of July 31, 2013 consisted of purchased performing loans and PCI loans as detailed in the following table:

	Purchased Performing	PCI	Total Loans
Retail Consumer Loans:
One-to-four family	$8,274	$1,392	$9,666
HELOCs	3,987	134	4,121
Consumer	522	—	522
Commercial:
Commercial real estate	23,073	4,552	27,625
Construction and development	2,367	3,529	5,896
Total	$38,223	$9,607	$47,830

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

4.	Securities Available for Sale
Securities available for sale consist of the following at the dates indicated:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$100,444	$353	$(40)	$100,757
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	107,202	495	(354)	107,343
Municipal Bonds	16,674	436	(33)	17,077
Corporate Bonds	3,889	100	(2)	3,987
Equity Securities	63	—	—	63
Total	$228,272	$1,384	$(429)	$229,227

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$115,683	$455	$(67)	$116,071
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	120,294	674	(159)	120,809
Municipal Bonds	16,359	372	(53)	16,678
Corporate Bonds	3,889	96	—	3,985
Equity Securities	63	—	—	63
Total	$256,288	$1,597	$(279)	$257,606
Debt securities available for sale by contractual maturity at the dates indicated are shown below. Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	December 31, 2015
	Amortized Cost	Estimated Fair Value
Due within one year	$310	$310
Due after one year through five years	71,817	71,934
Due after five years through ten years	45,131	45,724
Due after ten years	3,749	3,853
Mortgage-backed securities	107,202	107,343
Total	$228,209	$229,164
The Company had no sales of securities available for sale during the three and six months ended December 31, 2015. Proceeds from sales of securities available for sale were $10,387 in the three and six months ended December 31, 2014. Gross realized gains were $74 and gross realized losses were $13 for the three and six months ended December 31, 2014.
Securities available for sale with costs totaling $171,039 and $181,404 with market values of $171,581 and $182,217 at December 31, 2015 and June 30, 2015, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2015 and June 30, 2015 were as follows:

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$24,366	$(40)	$—	$—	$24,366	$(40)
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	42,493	(251)	7,269	(103)	49,762	(354)
Municipal Bonds	2,285	(33)	—	—	2,285	(33)
Corporate Bonds	395	(2)	—	—	395	(2)
Total	$69,539	$(326)	$7,269	$(103)	$76,808	$(429)

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$35,793	$(67)	$—	$—	$35,793	$(67)
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	24,429	(81)	5,037	(78)	29,466	(159)
Municipal Bonds	3,920	(53)	—	—	3,920	(53)
Total	$64,142	$(201)	$5,037	$(78)	$69,179	$(279)
The total number of securities with unrealized losses at December 31, 2015, and June 30, 2015 were 112 and 81, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the three and six months ended December 31, 2015 or the year ended June 30, 2015.
As a requirement for membership, the Bank invests in stock of the FHLB of Atlanta and the Federal Reserve Bank of Richmond ("FRB"). No ready market exists for this stock and the carrying value approximates its fair value based on the redemption provisions of the FHLB of Atlanta and the FRB.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

5.	Loans
Loans consist of the following at the dates indicated:

	December 31, 2015	June 30, 2015
Retail consumer loans:
One-to-four family	$644,433	$650,750
HELOCs - originated	161,559	161,204
HELOCs - purchased	94,112	72,010
Construction and land/lots	40,190	45,931
Indirect auto finance	86,972	52,494
Consumer	3,882	3,708
Total retail consumer loans	1,031,148	986,097
Commercial loans:
Commercial real estate	453,068	441,620
Construction and development	78,540	64,573
Commercial and industrial	78,026	84,820
Municipal leases	106,778	108,574
Total commercial loans	716,412	699,587
Total loans	1,747,560	1,685,684
Deferred loan costs, net	207	23
Total loans, net of deferred loan fees and discount	1,747,767	1,685,707
Allowance for loan and lease losses	(21,977)	(22,374)
Loans, net	$1,725,790	$1,663,333
All the qualifying one-to-four family first mortgage loans, HELOCs - originated, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.
The Company's total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2015
Retail consumer loans:
One-to-four family	$598,936	$9,548	$27,262	$1,252	$8	$637,006
HELOCs - originated	156,306	679	4,072	198	7	161,262
HELOCs - purchased	94,112	—	—	—	—	94,112
Construction and land/lots	37,228	610	1,649	20	—	39,507
Indirect auto finance	86,886	53	33	—	—	86,972
Consumer	3,781	40	39	4	9	3,873
Commercial loans:
Commercial real estate	408,070	7,425	10,610	—	—	426,105
Construction and development	67,863	464	5,407	—	—	73,734
Commercial and industrial	66,780	1,384	5,028	—	44	73,236
Municipal leases	104,522	1,705	551	—	—	106,778
Total loans	$1,624,484	$21,908	$54,651	$1,474	$68	$1,702,585

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2015
Retail consumer loans:
One-to-four family	$598,417	$11,563	$28,656	$1,772	$12	$640,420
HELOCs - originated	155,899	580	4,020	407	3	160,909
HELOCs - purchased	72,010	—	—	—	—	72,010
Construction and land/lots	42,689	650	1,754	124	—	45,217
Indirect auto finance	52,396	59	39	—	—	52,494
Consumer	3,610	16	32	—	39	3,697
Commercial loans:
Commercial real estate	384,525	12,762	13,972	182	—	411,441
Construction and development	50,815	3,567	5,413	—	—	59,795
Commercial and industrial	73,774	953	4,781	—	2	79,510
Municipal leases	106,260	1,733	581	—	—	108,574
Total loans	$1,540,395	$31,883	$59,248	$2,485	$56	$1,634,067
The Company's total PCI loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2015
Retail consumer loans:
One-to-four family	$4,852	$767	$1,793	$15	$—	$7,427
HELOCs - originated	259	—	38	—	—	297
Construction and land/lots	555	—	128	—	—	683
Consumer	9	—	—	—	—	9
Commercial loans:
Commercial real estate	16,050	7,255	3,658	—	—	26,963
Construction and development	2,003	347	2,456	—	—	4,806
Commercial and industrial	3,896	222	672	—	—	4,790
Total loans	$27,624	$8,591	$8,745	$15	$—	$44,975

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2015
Retail consumer loans:
One-to-four family	$5,176	$1,210	$3,890	$54	$—	$10,330
HELOCs - originated	259	—	36	—	—	295
Construction and land/lots	571	—	143	—	—	714
Consumer	11	—	—	—	—	11
Commercial loans:
Commercial real estate	21,550	3,454	5,175	—	—	30,179
Construction and development	2,292	146	2,340	—	—	4,778
Commercial and industrial	4,349	279	682	—	—	5,310
Total loans	$34,208	$5,089	$12,266	$54	$—	$51,617

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
December 31, 2015
Retail consumer loans:
One-to-four family	$3,269	$7,005	$10,274	$634,159	$644,433
HELOCs - originated	518	373	891	160,668	161,559
HELOCs - purchased	—	—	—	94,112	94,112
Construction and land/lots	138	245	383	39,807	40,190
Indirect auto finance	98	—	98	86,874	86,972
Consumer	8	10	18	3,864	3,882
Commercial loans:
Commercial real estate	1,315	4,791	6,106	446,962	453,068
Construction and development	156	4,849	5,005	73,535	78,540
Commercial and industrial	1,333	2,802	4,135	73,891	78,026
Municipal leases	121	—	121	106,657	106,778
Total loans	$6,956	$20,075	$27,031	$1,720,529	$1,747,560
The table above includes PCI loans of $434 30-89 days past due and $7,761 90 days or more past due as of December 31, 2015.

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2015
Retail consumer loans:
One-to-four family	$5,548	$8,261	$13,809	$636,941	$650,750
HELOCs - originated	695	808	1,503	159,701	161,204
HELOCs - purchased	—	—	—	72,010	72,010
Construction and land/lots	102	307	409	45,522	45,931
Indirect auto finance	—	—	—	52,494	52,494
Consumer	23	2	25	3,683	3,708
Commercial loans:
Commercial real estate	2,758	4,636	7,394	434,226	441,620
Construction and development	166	2,992	3,158	61,415	64,573
Commercial and industrial	439	2,898	3,337	81,483	84,820
Municipal leases	202	—	202	108,372	108,574
Total loans	$9,933	$19,904	$29,837	$1,655,847	$1,685,684
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	December 31, 2015		June 30, 2015
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$10,665	$—	$10,523	$—
HELOCs - originated	1,555	—	1,856	—
Construction and land/lots	344	—	465	—
Indirect auto finance	14	—	—	—
Consumer	28	—	49	—
Commercial loans:
Commercial real estate	5,898	—	5,103	—
Construction and development	2,445	—	3,461	—
Commercial and industrial	3,173	—	3,081	—
Municipal leases	305	—	316	—
Total loans	$24,427	$—	$24,854	$—
PCI loans totaling $7,458 at December 31, 2015 and $8,158 at June 30, 2015 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
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
The Company's loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	December 31, 2015	June 30, 2015
Performing TDRs included in impaired loans	$26,929	$21,891
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	Three Months Ended December 31, 2015				Three Months Ended December 31, 2014
	PCI	Retail Consumer	Commercial	Total	Retail Consumer	Commercial	Total
Balance at beginning of period	$328	$12,426	$9,358	$22,112	$14,945	$8,135	$23,080
Provision for (recovery of) loan losses	27	(553)	526	—	(254)	254	—
Charge-offs	—	(306)	(543)	(849)	(577)	(130)	(707)
Recoveries	—	503	211	714	489	494	983
Balance at end of period	$355	$12,070	$9,552	$21,977	$14,603	$8,753	$23,356

	Six Months Ended December 31, 2015				Six Months Ended December 31, 2014
	PCI	Retail Consumer	Commercial	Total	Retail Consumer	Commercial	Total
Balance at beginning of period	$401	$12,575	$9,398	$22,374	$15,731	$7,698	$23,429
Provision for (recovery of) loan losses	(46)	(480)	526	—	(928)	678	(250)
Charge-offs	—	(775)	(877)	(1,652)	(1,056)	(327)	(1,383)
Recoveries	—	750	505	1,255	856	704	1,560
Balance at end of period	$355	$12,070	$9,552	$21,977	$14,603	$8,753	$23,356

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total
December 31, 2015
Retail consumer loans:
One-to-four family	$5	$309	$7,443	$7,757	$7,427	$15,490	$621,516	$644,433
HELOCs - originated	3	262	1,445	1,710	297	1,147	160,115	161,559
HELOCs - purchased	—	—	376	376	—	—	94,112	94,112
Construction and land/lots	—	441	995	1,436	683	1,202	38,305	40,190
Indirect auto finance	—	—	713	713	—	—	86,972	86,972
Consumer	—	9	77	86	9	—	3,873	3,882
Commercial loans:
Commercial real estate	284	—	5,356	5,640	26,963	6,219	419,886	453,068
Construction and development	—	—	1,628	1,628	4,806	2,829	70,905	78,540
Commercial and industrial	63	1,198	716	1,977	4,790	4,153	69,083	78,026
Municipal leases	—	—	654	654	—	551	106,227	106,778
Total	$355	$2,219	$19,403	$21,977	$44,975	$31,591	$1,670,994	$1,747,560
June 30, 2015
Retail consumer loans:
One-to-four family	$35	$492	$7,463	$7,990	$10,330	$22,841	$617,579	$650,750
HELCOs - originated	3	275	1,499	1,777	295	2,608	158,301	161,204
HELOCs - purchased	—	—	432	432	—	—	72,010	72,010
Construction and land/lots	—	531	1,291	1,822	714	1,926	43,291	45,931
Indirect auto finance	—	—	464	464	—	—	52,494	52,494
Consumer	—	39	89	128	11	45	3,652	3,708
Commercial loans:
Commercial real estate	334	—	6,005	6,339	30,179	10,961	400,480	441,620
Construction and development	—	119	1,462	1,581	4,778	5,161	54,634	64,573
Commercial and industrial	29	400	675	1,104	5,310	4,537	74,973	84,820
Municipal leases	—	—	737	737	—	316	108,258	108,574
Total	$401	$1,856	$20,117	$22,374	$51,617	$48,395	$1,585,672	$1,685,684
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment With a Recorded Allowance	Recorded Investment With No Recorded Allowance	Total	Related Recorded Allowance
December 31, 2015
Retail consumer loans:
One-to-four family	$34,865	$13,270	$17,949	$31,219	$423
HELOCs - originated	5,120	2,937	697	3,634	281
Construction and land/lots	3,111	1,172	704	1,876	450
Indirect auto finance	14	14	—	14	—
Consumer	659	16	20	36	9
Commercial loans:
Commercial real estate	9,087	1,478	6,583	8,061	23
Construction and development	4,191	1,295	2,140	3,435	29
Commercial and industrial	9,464	3,996	1,011	5,007	1,223
Municipal leases	551	—	551	551	—
Total impaired loans	$67,062	$24,178	$29,655	$53,833	$2,438
June 30, 2015
Retail consumer loans:
One-to-four family	$31,590	$10,340	$19,164	$29,504	$598
HELOCs - originated	6,019	2,565	1,543	4,108	294
Construction and land/lots	3,303	1,225	758	1,983	533
Indirect auto finance	10	—	—	—	—
Consumer	1,966	13	45	58	39
Commercial loans:
Commercial real estate	13,829	696	10,971	11,667	412
Construction and development	6,615	1,268	4,241	5,509	64
Commercial and industrial	5,668	688	4,051	4,739	431
Municipal leases	316	—	316	316	—
Total impaired loans	$69,316	$16,795	$41,089	$57,884	$2,371
Impaired loans above excludes $3,558 at December 31, 2015 and $644 at June 30, 2015 in PCI loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
The table above includes $22,242 and $9,492, of impaired loans that were not individually evaluated at December 31, 2015 and June 30, 2015, respectively, because these loans did not meet the Company's threshold for individual impairment evaluation. The recorded allowance above includes $219 and $515 related to these loans that were not individually evaluated at December 31, 2015 and June 30, 2015, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's average recorded investment in impaired loans and interest income recognized on impaired loans for the three and six months ended December 31, 2015 and 2014 was as follows:

	Three Months Ended
	December 31, 2015		December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$29,765	$382	$30,295	$389
HELOCs - originated	3,485	50	4,405	58
Construction and land/lots	1,940	38	2,186	34
Indirect auto finance	7	—	—	—
Consumer	80	6	58	5
Commercial loans:
Commercial real estate	8,919	40	16,144	113
Construction and development	3,594	20	5,646	29
Commercial and industrial	4,019	29	2,615	23
Municipal leases	428	14	441	20
Total loans	$52,237	$579	$61,790	$671

	Six Months Ended
	December 31, 2015		December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$29,869	$782	$33,445	$826
HELOCs - originated	3,942	100	5,001	126
Construction and land/lots	2,033	67	2,084	82
Indirect auto finance	3	—	—	—
Consumer	66	15	41	10
Commercial loans:
Commercial real estate	12,121	73	18,698	251
Construction and development	4,947	40	6,200	64
Commercial and industrial	3,463	61	2,710	52
Municipal leases	413	24	176	20
Total loans	$56,857	$1,162	$68,355	$1,431
A summary of changes in the accretable yield for PCI loans for the three and six months ended December 31, 2015 and 2014 was as follows:

	Three Months Ended
	December 31, 2015	December 31, 2014
Accretable yield, beginning of period	$9,763	$12,535
Reclass from nonaccretable yield (1)	236	—
Other changes, net (2)	1,191	—
Interest income	(1,226)	(2,200)
Accretable yield, end of period	$9,964	$10,335

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Six Months Ended
	December 31, 2015	December 31, 2014
Accretable yield, beginning of period	$11,096	$6,151
Addition from the Bank of Commerce acquisition	—	7,315
Reclass from nonaccretable yield (1)	602	—
Other changes, net (2)	1,080	—
Interest income	(2,814)	(3,131)
Accretable yield, end of period	$9,964	$10,335
______________________________________

(1)	Represents changes attributable to expected losses assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.
For the three and six months ended December 31, 2015 and 2014, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended December 31, 2015			Three Months Ended December 31, 2014
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	2	$108	$110	1	$61	$61
Construction and land/lots	—	—	—	1	110	109
Total	2	$108	$110	2	$171	$170
Extended term:
Retail consumer:
One-to-four family	4	$92	$101	—	$—	$—
HELOCs - originated	—	—	—	2	44	44
Consumer	—	—	—	2	10	9
Total	4	$92	$101	4	$54	$53
Other TDRs:
Retail consumer:
One-to-four family	10	$1,430	$1,420	6	$280	$251
Commercial:
Commercial real estate	1	457	447	—	—	—
Construction and development	1	250	253	—	—	—
Commercial & Industrial	2	1,347	1,351	—	—	—
Total	14	$3,484	$3,471	6	$280	$251
Total	20	$3,684	$3,682	12	$505	$474

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Six Months Ended December 31, 2015			Six Months Ended December 31, 2014
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	2	$108	$110	1	$61	$61
HELOCs - originated	—	—	—	—	—	—
Construction and land/lots	—	—	—	1	110	109
Total	2	$108	$110	2	$171	$170
Extended term:
Retail consumer:
One-to-four family	4	$92	$101	1	$146	$147
HELOCs - originated	1	14	13	3	91	89
Consumer	—	—	—	2	10	9
Commercial:
Total	5	$106	$114	6	$247	$245
Other TDRs:
Retail consumer:
One-to-four family	16	$2,167	$1,969	10	$585	$571
HELOCs - originated	—	—	—	1	100	99
Construction and land/lots	—	—	—	1	106	104
Commercial:
Commercial real estate	1	457	447	—	—	—
Construction and development	1	250	253	—	—	—
Commercial and industrial	2	1,347	1,351	—	—	—
Total	20	$4,221	$4,020	12	$791	$774
Total	27	$4,435	$4,244	20	$1,209	$1,189

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and six months ended December 31, 2015 and 2014:

	Three Months Ended December 31, 2015		Three Months Ended December 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	1	$6	—	$—
Total	1	$6	—	$—
Extended payment terms:
Retail consumer:
One-to-four family	1	$31	—	$—
Total	1	$31	—	$—
Other TDRs:
Retail consumer:
One-to-four family	3	$330	3	$90
HELOCs - originated	2	16	—	—
Consumer	1	1	—	—
Total	6	$347	3	$90
Total	8	$384	3	$90

	Six Months Ended December 31, 2015		Six Months Ended December 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	1	$6	—	$—
Total	1	$6	—	$—
Extended payment terms:
One-to-four family	1	$31	—	$—
Total	1	$31	—	$—
Other TDRs:
Retail consumer:
One-to-four family	3	$330	7	$400
HELOCs - originated	2	16	—	—
Consumer	1	1	—	—
Commercial:
Commercial real estate	—	—	—	—
Total	6	$347	7	$400
Total	8	$384	7	$400
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
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Numerator:
Net income available to common stockholders	$2,449	$2,049	$5,013	$4,305
Denominator:
Weighted-average common shares outstanding - basic	17,479,150	19,145,084	17,778,568	19,161,846
Effect of dilutive shares	331,834	90,757	274,619	77,693
Weighted-average common shares outstanding - diluted	17,810,984	19,235,841	18,053,187	19,239,539
Net income per share - basic	$0.14	$0.10	$0.28	$0.22
Net income per share - diluted	$0.14	$0.10	$0.28	$0.22
There were no outstanding stock options that were anti-dilutive for the three months ended December 31, 2015 compared to 1,493,100 for the same period in 2014. There were 10,000 and 1,493,100 outstanding stock options that were anti-dilutive for the six months ended December 31, 2015 and 2014, respectively.

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
Share based compensation expense related to stock options and restricted stock recognized for the three months ended December 31, 2015 and 2014 was $849 and $674, respectively, before the tax related benefit of $288 and $229, respectively. Share based compensation expense related to stock options and restricted stock recognized for the six months ended December 31, 2015 and 2014 was $1,637 and $1,427, respectively, before the tax related benefit of $556 and $485, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents stock option activity for the six months ended December 31, 2015 and 2014:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2014	1,513,500	$14.40	8.6	$2,077
Granted	—	—	—	—
Exercised	18,000	14.37	—	—
Forfeited	2,400	14.37	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2014	1,493,100	$14.40	8.1	$3,375
Exercisable at December 31, 2014	272,175	$14.37

Options outstanding at June 30, 2015	1,498,000	$14.41	7.7	$3,519
Granted	—	—	—	—
Exercised	2,200	14.37	—	—
Forfeited	12,600	14.37	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2015	1,483,200	$14.41	7.2	$8,660
Exercisable at December 31, 2015	546,350	$14.39
The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model. There were no options granted in fiscal year 2016 as of December 31, 2015. The weighted average fair value of each option granted in fiscal 2015 and 2014 was $3.59 and $5.26, respectively. Assumptions used for grants were as follows:

Assumptions in Estimating Option Values
	2015	2014
Weighted-average volatility	18.90%	28.19%
Expected dividend yield	—%	—%
Risk-free interest rate	1.56%	1.28%
Expected life (years)	6.0	6.5
At December 31, 2015, the Company had $2,885 of unrecognized compensation expense related to 1,483,200 stock options scheduled to vest over five- and seven-year vesting periods.  The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.3 years at December 31, 2015. At December 31, 2014, the Company had $4,317 of unrecognized compensation expense related to 1,493,100 stock options scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.8 years at December 31, 2014.
The table below presents restricted stock award activity for the six months ended December 31, 2015 and 2014:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2014	403,965	$14.39	$6,371
Granted	—	—	—
Vested	—	—	—
Forfeited	800	—	—
Non-vested at December 31, 2014	403,165	$14.40	$6,717

Non-vested at June 30, 2015	310,470	$14.40	$5,203
Granted	—	—	—
Vested	—	—	—
Forfeited	2,250	14.37	—
Non-vested at December 31, 2015	308,220	$14.40	$6,241

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

At December 31, 2015, unrecognized compensation expense was $3,098 related to 308,220 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.3 years at December 31, 2015. At December 31, 2014, unrecognized compensation expense was $4,519 related to 403,165 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.8 years at December 31, 2014.

8.	Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At December 31, 2015 and June 30, 2015, respectively, loan commitments (excluding $121,575 and $43,989 of undisbursed portions of construction loans) totaled $32,380 and $43,629 of which $6,903 and $24,020 were variable rate commitments and $25,477 and $19,608 were fixed rate commitments. The fixed rate loans had interest rates ranging from 1.99% to 18.00% at December 31, 2015 and 1.99% to 9.75% at June 30, 2015, and terms ranging from 3 to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $358,400 and $250,762 at December 31, 2015 and June 30, 2015, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has freestanding derivative instruments consisting of commitments to originate fixed rate conforming loans and commitments to sell fixed rate conforming loans. The fair value of these commitments was not material at December 31, 2015 or June 30, 2015.
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
Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System. The daily average calculated cash reserve required as of December 31, 2015 and June 30, 2015 was $2,166, and $1,743, respectively, which was satisfied by vault cash and balances held at the FRB.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of December 31, 2015 and June 30, 2015 were $2,710 and $2,533. There was no liability recorded for these letters of credit at December 31, 2015 or June 30, 2015, respectively.
Litigation – The Company is involved in several litigation matters in the ordinary course of business. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which the Company holds a security interest. The Company is not a party to any pending legal proceedings that management believes would have a material adverse effect on the Company’s financial condition or results of operations.

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
Investment Securities Available for Sale
Securities available for sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities and debentures issued by government sponsored enterprises, municipal bonds, and corporate debt securities. Level 3 securities include one community bank corporate bond that is thinly traded. The community bank corporate bond was acquired as part of a bank acquisition and is carried at book value, which approximates fair value. Because the bond is thinly traded we rely on public information to review the overall financial condition and capital level of the community bank.
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
At December 31, 2015 and June 30, 2015, most of the total impaired loans were evaluated based on the fair value of the collateral. For these collateral dependent impaired loans, the Company obtains updated appraisals at least annually. These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary. As part of the quarterly review of impaired loans, the Company reviews these appraisals to determine if any additional discounts to the fair value are necessary. If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals. Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification in the fair value hierarchy. Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification as a nonrecurring Level 3 in the fair value hierarchy.
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

	December 31, 2015
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$100,757	$—	$100,757	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	107,343	—	107,343	—
Municipal Bonds	17,077	—	17,077	—
Corporate Bonds	3,987	—	2,987	1,000
Equity Securities	63	—	63	—
Total	$229,227	$—	$228,227	$1,000

	June 30, 2015
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$116,071	$—	$116,071	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	120,809	—	120,809	—
Municipal Bonds	16,678	—	16,678	—
Corporate Bonds	3,985	—	2,985	1,000
Equity Securities	63	—	63	—
Total	$257,606	$—	$256,606	$1,000
There were no transfers between levels during the three or six months ended December 31, 2015.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	December 31, 2015
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$4,707	$—	$—	$4,707
REO	620	—	—	620
Total	$5,327	$—	$—	$5,327

	June 30, 2015
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$5,697	$—	$—	$5,697
REO	1,685	—	—	1,685
Total	$7,382	$—	$—	$7,382
Quantitative information about Level 3 fair value measurements during the period ended December 31, 2015 is shown in the table below:

	Fair Value at December 31, 2015	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$4,707	Discounted appraisals	Collateral discounts	3% - 33%	23%
REO	$620	Discounted appraisals	Collateral discounts	14% - 37%	17%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of December 31, 2015 and June 30, 2015, are summarized below:

	December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$57,584	$57,584	$57,584	$—	$—
Commercial paper	271,856	271,856	271,856	—	—
Certificates of deposit in other banks	177,934	177,934	—	177,934	—
Securities available for sale	229,227	229,227	—	228,227	1,000
Loans, net	1,725,790	1,668,299	—	—	1,668,299
Loans held for sale	5,080	5,161	—	—	5,161
FHLB stock	22,711	22,711	22,711	—	—
FRB stock	6,175	6,175	6,175	—	—
Accrued interest receivable	7,238	7,238	—	1,185	6,053
Noninterest-bearing and NOW deposits	608,925	608,925	—	608,925	—
Money market accounts	502,783	502,783	—	502,783	—
Savings accounts	214,388	214,388	—	214,388	—
Certificates of deposit	503,891	503,704	—	503,704	—
Other borrowings	479,000	479,000	—	479,000	—
Accrued interest payable	155	155	—	155	—

	June 30, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$116,160	$116,160	$116,160	$—	$—
Commercial paper	256,152	256,152	256,152	—	—
Certificates of deposit in other banks	210,629	210,629	—	210,629	—
Securities available for sale	257,606	257,606	—	256,606	1,000
Loans, net	1,663,333	1,555,992	—	—	1,555,992
Loans held for sale	5,874	5,968	—	—	5,968
FHLB stock	22,541	22,541	22,541	—	—
FRB stock	6,170	6,170	6,170	—	—
Accrued interest receivable	7,522	7,522	—	1,252	6,270
Noninterest-bearing and NOW deposits	591,429	591,429	—	591,429	—
Money market accounts	481,948	481,948	—	481,948	—
Savings accounts	221,674	221,674	—	221,674	—
Certificates of deposit	577,075	577,174	—	577,174	—
Other borrowings	475,000	475,000	—	475,000	—
Accrued interest payable	181	181	—	181	—
The Company had off-balance sheet financial commitments, which include approximately $512,355 and $338,380 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at December 31, 2015 and June 30, 2015, respectively (see Note 8). Since these commitments are based on current rates, the carrying amount approximates the fair value.
Estimated fair values were determined using the following methods and assumptions:
Cash and interest-bearing deposits – The stated amounts approximate fair values as maturities are less than 90 days.
Commercial paper - The stated amounts approximate fair value due to the short-term nature of these investments.
Certificates of deposit in other banks – The stated amounts approximate fair values.
Securities available for sale and investment securities – Fair values are based on quoted market prices in an active market where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of December 31, 2015 and June 30, 2015. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: expected cost savings, synergies and other financial benefits from our recent acquisitions might not be realized within the expected time frames or at all, and costs or difficulties relating to integration matters might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Board of Governors of the Federal Reserve System (“Federal Reserve”), the North Carolina Office of the Commissioner of Banks (“NCCOB”), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; increases in premiums for deposit insurance; management's assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"); changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including our 2015 Form 10-K.
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
As used throughout this report, the terms "we", "our", "us", "HomeTrust Bancshares" or the "Company" refer to HomeTrust Bancshares, Inc. and its consolidated subsidiaries, including HomeTrust Bank (the "Bank") unless the context indicates otherwise.
Overview
HomeTrust Bancshares, Inc., a Maryland corporation, was organized in July 2012 for the purpose of becoming the holding company of HomeTrust Bank, upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on July 10, 2012. On August 25, 2014, the Bank converted from a federal savings bank charter to a national bank charter and the Company became a bank holding company. On December 31, 2015, the Bank converted from a national association to a North Carolina state bank. As a national bank, the Bank's primary regulator was the Office of the Comptroller of the Currency ("OCC"). As a North Carolina state-chartered bank, and member of the Federal Reserve System, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").
HomeTrust Bancshares, Inc. is a bank holding company regulated by the Federal Reserve. In connection with the recent charter change, the Company elected to be treated as a financial holding company, which allows it flexibility to engage in some non-bank activities that are financial in nature. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiary.

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
At December 31, 2015, we had 39 locations in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and a loan production office in Raleigh), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
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

Management has presented the non-GAAP financial measures in this discussion and analysis excluding merger-related expenses, nonrecurring state tax expense, and recovery of loan losses because it believes excluding these items is more indicative of and provides useful and comparative information to assess trends in our core operations while facilitating comparison of the quality and composition of the Company’s earnings over time and in comparison to its competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Six Months Ended December 31, 2015 and 2014” for more detailed information about our financial performance.

Set forth below is a reconciliation to GAAP of net interest income and net interest margin as adjusted to exclude additional FHLB borrowings and proceeds from such borrowings:

	Three Months Ended December 31, 2015
	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets	$2,491,448	$22,197	3.56%
Less: Interest-earning assets funded by additional FHLB borrowings (1)	402,000	749	0.74
Interest-earning assets - adjusted	$2,089,448	$21,448	4.11%

Interest-bearing liabilities	2,091,744	1,416	0.27%
Additional FHLB borrowings	402,000	229	0.23
Interest-bearing liabilities - adjusted	$1,689,744	$1,187	0.28%

Net interest income and net interest margin		20,781	3.34%
Net interest income and net interest margin - adjusted		20,261	3.88%
Difference		$520	(0.54)%

	Six Months Ended December 31, 2015
	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets	$2,503,608	$44,852	3.58%
Less: Interest-earning assets funded by additional FHLB borrowings (1)	424,000	1,413	0.67
Interest-earning assets - adjusted	$2,079,608	$43,439	4.18%

Interest-bearing liabilities	2,104,725	2,854	0.27%
Additional FHLB borrowings	424,000	461	0.22
Interest-bearing liabilities - adjusted	$1,680,725	$2,393	0.28%

Net interest income and net interest margin		41,998	3.35%
Net interest income and net interest margin - adjusted		41,046	3.95%
Difference		$952	(0.60)%
_________________________________________________________________________________

(1)	Proceeds from the additional borrowings were invested in various interest-earning assets including: deposits with the FRB, FHLB stock, certificates of deposit in other banks, and commercial paper.

Set forth below is a reconciliation to GAAP net income and earnings per share (EPS) as adjusted to exclude merger-related expenses, nonrecurring state tax expense, and the recovery of loan losses:

	Three Months Ended		Six months ended
(Dollars in thousands, except per share data)	December 31,		December 31,
	2015	2014	2015	2014
Merger-related expenses	$—	$2,310	$—	$3,731
Nonrecurring state tax expense	—	—	526	—
Recovery of loan losses	—	—	—	(250)
Total adjustments	—	2,310	526	3,481
Tax effect (1)	—	(855)	—	(1,273)
Total adjustments, net of tax	—	1,455	526	2,208

Net income (GAAP)	2,449	2,049	5,013	4,305

Net income (non-GAAP)	$2,449	$3,504	$5,539	$6,513

Per Share Data
Average shares outstanding - basic	17,479,150	19,145,084	17,778,568	19,161,846
Average shares outstanding - diluted	17,810,984	19,235,841	18,053,187	19,239,539

Basic EPS
EPS (GAAP)	$0.14	$0.10	$0.28	$0.22
Non-GAAP adjustment	—	0.08	0.03	0.12
EPS (non-GAAP)	$0.14	$0.18	$0.31	$0.34

Diluted EPS
EPS (GAAP)	$0.14	$0.10	$0.28	$0.22
Non-GAAP adjustment	—	0.08	0.03	0.12
EPS (non-GAAP)	$0.14	$0.18	$0.31	$0.34
________________________________________________________________________
(1)    Tax amounts have been adjusted for certain nondeductible merger-related expenses.

Comparison of Financial Condition at December 31, 2015 and June 30, 2015
Assets.  Total assets decreased $54.6 million, or 2.0%, to $2.7 billion at December 31, 2015 from $2.8 billion at June 30, 2015. Cash and cash equivalents, commercial paper, certificates of deposit in other banks, and securities available for sale had a cumulative decrease of $103.9 million, or 12.4% during the six months ended December 31, 2015 compared to June 30, 2015. As part of our liquidity management, excess liquidity was used to fund a $62.5 million increase in net loans receivable, repay $73.0 million of higher cost deposits, and repurchase $16.8 million of Company stock.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents decreased $58.6 million, or 50.4%, to $57.6 million at December 31, 2015 from $116.2 million at June 30, 2015. The Company began purchasing commercial paper during fiscal year 2015 in conjunction with its short-term leveraging strategy, to take advantage of higher returns with relatively low risk, yet remain highly liquid. The commercial paper balance at December 31, 2015 increased $15.7 million, or 6.1% to $271.9 million from June 30, 2015.
Investments.  Securities available for sale decreased $28.4 million, or 11.0%, to $229.2 million at December 31, 2015 from $257.6 million at June 30, 2015. During the six months ended December 31, 2015, $11.1 million of securities available for sale were purchased, $26.1 million matured, and $12.8 million of principal payments were made. The securities purchased during this period were primarily short- to intermediate-term U.S. government agency notes and, to a lesser extent, intermediate-term taxable municipal securities. At December 31, 2015, certificates of deposits in other banks totaled $177.9 million compared to $210.6 million at June 30, 2015. All certificates of deposit in other banks are fully insured. Other investments include FRB and FHLB stock totaling $6.2 million and $22.7 million at December 31, 2015, respectively.
We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We do not believe that there are any other-than-temporary impairments at December 31, 2015; therefore, no impairment losses have been recorded during the first six months of fiscal 2016.
Loans.  Net loans receivable increased $62.5 million, or 3.8%, at December 31, 2015 to $1.7 billion from June 30, 2015 primarily due to $40.0 million of organic growth and $22.1 million in purchased HELOCs, net of repayments.
Since June 30, 2015, total retail consumer and commercial loans have increased $45.1 million, or 4.6% to $1.0 billion; and $16.8 million, or 2.4%, to $716.4 million, respectively. The composition of the Company's loan portfolio at December 31, 2015 was 36.9% in one-to-four family, 9.2% in HELOCs - originated, 5.4% in HELOCs - purchased, 2.3% in retail construction and land, 5.0% in indirect auto finance, 0.2% in consumer loans, 25.9% in commercial real estate, 4.5% in commercial construction and development, 4.5% in commercial and industrial, and 6.1% in municipal leases. The composition of the Company's loan portfolio at June 30, 2015 was 38.6% in one-to-four family, 9.6% in HELOCs - originated, 4.4% in HELOCs - purchased, 2.7% in retail construction and land, 3.1% in indirect auto finance, 0.2% in consumer loans, 26.2% in commercial real estate, 3.8% in commercial construction and development, 5.0% in commercial and industrial, and 6.4% in municipal leases. At December 31, 2015 loan commitments (excluding $121.6 million of undisbursed portions of construction loans) totaled $32.4 million.
Asset Quality. Nonperforming assets decreased $738,000 to $31.1 million, or 1.14% of total assets, at December 31, 2015, compared to $31.9 million, or 1.15% of total assets, at June 30, 2015. Nonperforming assets included $24.4 million in nonaccruing loans and $6.7 million in REO at December 31, 2015, compared to $24.9 million and $7.0 million, in nonaccruing loans and REO respectively, at June 30, 2015. Included in nonperforming loans are $7.2 million of loans restructured from their original terms of which $2.9 million were current with respect to their modified payment terms. The decrease in nonaccruing loans was primarily due to loans returning to performing status as payment history and the borrower's financial status improved. At December 31, 2015, $7.3 million, or 30.0%, of nonaccruing loans were current on their required loan payments. Purchased impaired loans aggregating $7.5 million are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
The ratio of classified assets to total assets decreased to 2.63% at December 31, 2015 from 2.90% at June 30, 2015. Classified assets decreased 11.7% to $71.7 million at December 31, 2015 compared to $81.1 million at June 30, 2015. Delinquent loans (loans delinquent 30 days or more) decreased to $27.0 million at December 31, 2015, from $29.8 million at June 30, 2015.
As of December 31, 2015, we had identified $53.8 million of impaired loans compared to $57.9 million at June 30, 2015. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. As of December 31, 2015, there were $31.6 million loans individually evaluated for impairment and $22.2 million were collectively evaluated. For more information on these impaired loans, see Note 5 of the Notes to Consolidated Financial Statements under Item 1 of this report.
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
The allowance for loan losses was $22.0 million, or 1.26% of total loans, at December 31, 2015 compared to $22.4 million, or 1.33% of total loans, at June 30, 2015. The allowance for loan losses was 1.48% of total loans at December 31, 2015, excluding acquired loans as the loans acquired from acquisitions are excluded from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations. The Company recorded these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these acquired loans unless the credit quality deteriorates further subsequent to the acquisition.
There was no provision for loan loss during the six months ended December 31, 2015 compared to a recovery for loan losses of $250,000 for the six months ended December 31, 2014. Net loan charge-offs totaled $135,000 for the three months ended December 31, 2015 compared to net recoveries of $276,000 for the same period during the prior fiscal year. Net charge-offs as a percentage of average loans increased to 0.03% for the three months ended December 31, 2015 from a net recovery of (0.07)% for the same period last fiscal year.
The allowance as a percentage of nonaccruing loans decreased slightly from 90.02% at June 30, 2015 to 89.97% at December 31, 2015.
We believe that the allowance for loan losses as of December 31, 2015 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Real estate owned. REO decreased $311,000, to $6.7 million at December 31, 2015. The total balance of REO at December 31, 2015 included $4.4 million in land, construction and development projects (both residential and commercial), $1.9 million in commercial real estate, and $429,000 in single-family homes.
Deposits.  Deposits decreased $42.1 million, or 2.3%, from $1.9 billion at June 30, 2015 to $1.8 billion at December 31, 2015. This decrease was primarily due to a managed run off of $73.0 million in higher costing certificates of deposit offset by a $20.8 million increase in money market accounts and a $17.5 million increase in checking accounts.
Borrowings.  Other borrowings increased to $479.0 million at December 31, 2015 from $475.0 million at June 30, 2015. All FHLB advances have maturities of less than 90 days with a weighted average interest rate of 0.30% at December 31, 2015.
Equity.  Stockholders' equity at December 31, 2015 decreased to $361.2 million from $371.1 million at June 30, 2015. The decrease was primarily a result of 911,427 shares of common stock repurchased at an average cost of $18.42, or approximately $16.8 million in total and a $240,000 decrease in unrealized gains on securities available for sale, partially offset by $5.0 million in net income.

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

	For the Three Months Ended December 31,
	2015			2014
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$1,750,497	$19,964	4.56%	$1,613,457	$20,499	5.08%
Deposits in other financial
institutions	211,803	506	0.96%	385,661	590	0.61%
Investment securities	239,908	1,038	1.73%	181,450	884	1.95%
Other	289,240	689	0.95%	51,925	262	2.02%
Total interest-earning assets	2,491,448	22,197	3.56%	2,232,493	22,235	3.98%
Interest-bearing liabilities:
Interest-bearing checking accounts	380,077	140	0.15%	341,217	116	0.14%
Money market accounts	494,933	257	0.21%	447,718	273	0.24%
Savings accounts	215,470	73	0.14%	208,725	77	0.15%
Certificate accounts	519,209	671	0.52%	633,952	798	0.50%
Borrowings	482,055	275	0.23%	204,076	105	0.20%
Total interest-bearing liabilities	2,091,744	1,416	0.27%	1,835,688	1,369	0.30%
Net earning assets	$399,704			$396,805
Average interest-earning assets to
average interest-bearing liabilities	119.11%			121.62%
Tax-equivalent:
Net interest income		$20,781			$20,866
Interest rate spread			3.29%			3.69%
Net interest margin(3)			3.34%			3.74%
Non-tax-equivalent:
Net interest income		$20,150			$20,190
Interest rate spread			3.19%			3.56%
Net interest margin(3)			3.24%			3.62%
__________________
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $631,000 and $676,000 for the three months ended December 31, 2015 and 2014, respectively, calculated based on a federal tax rate of 34%.
(3) Net interest income divided by average interest-earning assets.

	For the Six Months Ended December 31,
	2015			2014
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$1,739,679	$40,245	4.63%	$1,590,932	$39,736	5.00%
Deposits in other financial
institutions	230,386	1,032	0.90%	287,228	1,030	0.72%
Investment securities	249,590	2,237	1.79%	176,043	1,689	1.92%
Other	283,953	1,338	0.94%	29,250	325	2.22%
Total interest-earning assets	2,503,608	44,852	3.58%	2,083,453	42,780	4.11%
Interest-bearing liabilities:
Interest-bearing checking accounts	382,886	282	0.15%	315,874	187	0.12%
Money market accounts	488,567	502	0.21%	418,697	525	0.25%
Savings accounts	217,216	147	0.14%	197,204	155	0.16%
Certificate accounts	537,062	1,401	0.52%	632,342	1,623	0.51%
Borrowings	478,994	522	0.22%	137,905	144	0.21%
Total interest-bearing liabilities	2,104,725	2,854	0.27%	1,702,022	2,634	0.31%
Net earning assets	$398,883			$381,431
Average interest-earning assets to
average interest-bearing liabilities	118.95%			122.41%
Tax-equivalent:
Net interest income		$41,998			$40,146
Interest rate spread			3.31%			3.80%
Net interest margin(3)			3.35%			3.85%
Non-tax-equivalent:
Net interest income		$40,721			$38,790
Interest rate spread			3.21%			3.67%
Net interest margin(3)			3.25%			3.72%
__________________
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $1,277,000 and $1,356,000 for the six months ended December 31, 2015 and 2014, respectively, calculated based on a federal tax rate of 34%.
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

	Three Months Ended December 31, 2015
	Compared to
	Three Months Ended December 31, 2014
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable	$1,741	$(2,276)	$(535)
Deposits in other financial institutions	(266)	182	(84)
Investment securities	285	(131)	154
Other	1,197	(770)	427
Total interest-earning assets	$2,957	$(2,995)	$(38)
Interest-bearing liabilities:
Interest-bearing checking accounts	$13	$11	$24
Money market accounts	29	(45)	(16)
Savings accounts	3	(7)	(4)
Certificate accounts	(145)	18	(127)
Borrowings	143	27	170
Total interest-bearing liabilities	$43	$4	$47
Net increase in tax equivalent interest income	$2,914	$(2,999)	$(85)

	Six Months Ended December 31, 2015
	Compared to
	Six Months Ended December 31, 2014
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable	$3,715	$(3,206)	$509
Deposits in other financial institutions	(204)	206	2
Investment securities	706	(158)	548
Other	2,830	(1,817)	1,013
Total interest-earning assets	$7,047	$(4,975)	$2,072
Interest-bearing liabilities:
Interest-bearing checking accounts	$40	$55	$95
Money market accounts	88	(111)	(23)
Savings accounts	16	(24)	(8)
Certificate accounts	(245)	23	(222)
Borrowings	356	22	378
Total interest-bearing liabilities	$255	$(35)	$220
Net increase in tax equivalent interest income	$6,792	$(4,940)	$1,852

Comparison of Results of Operation for the Three Months Ended December 31, 2015 and 2014
General.  During the three months ended December 31, 2015, we had net income of $2.4 million, a $400,000 or 19.5% increase over the net income of $2.0 million for the three months ended December 31, 2014. The Company's basic and diluted earnings per share increased to $0.14 for the three months ended December 31, 2015 compared to $0.10 per share for the same period in fiscal 2015.
Net Interest Income. Net interest income of $20.2 million for the quarter ended December 31, 2015, remained consistent with the same period in 2014. Average interest-earning assets increased $259.0 million to $2.5 billion for the quarter ended December 31, 2015 from the comparative quarter in 2014, mainly from our leveraging strategy, where additional short-term FHLB borrowings are invested in various short-term liquid assets to generate additional net interest income, as well as dividend income from the required purchase of additional FHLB stock. As expected, net interest margin (on a fully taxable-equivalent basis) for the three months ended December 31, 2015 decreased 40 basis points to 3.34% from 3.74% as a result of increasing average short-term FHLB borrowings for the quarter ended December 31, 2015 by $278.0 million compared to the same period last year. Our leveraging strategy produced an additional $749,000 in interest income during the quarter ended December 31, 2015, at an average yield of 74 basis points, while the average cost of the borrowings was 23 basis points, resulting in approximately $520,000 in net interest income during the quarter. Excluding the effects of the leveraging strategy, the net interest margin would be 3.88%.
For the quarter ended December 31, 2015, the average balance of loans had a modest increase of $137.0 million from recent acquisitions and organic loan growth, however loan interest income decreased $490,000 to $19.3 million as compared to the same quarter last year. Driving the quarter over quarter decrease in loan interest income was a $682,000 decrease in the accretion of purchase discounts on acquired loans to $909,000 for the quarter ended December 31, 2015 from $1.6 million for the same quarter in 2014. Accretable income on acquired loans stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on the PCI loan pools and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loans pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter. The amortization of purchase accounting discounts on loans and certificates of deposit of $909,000 increased the net interest margin (on a fully taxable-equivalent basis) 15 basis points for the quarter ended December 31, 2015 compared to a 29 basis point impact in the quarter ended December 31, 2014. Overall, average loan yields decreased 52 basis points to 4.56% for the quarter ended December 31, 2015 from 5.08% in corresponding quarter in 2014.

Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans' contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. As of December 31, 2015, our loans with interest rate floors totaled approximately $586.2 million and had a weighted average floor rate of 4.16% of which $242.4 million, or 41.4%, had yields that would begin floating again once prime rates increase at least 200 basis points.
Total interest expense increased $47,000 for the quarter ended December 31, 2015 compared to the same period last year. This increase was primarily due to average interest-bearing liabilities increasing $256.1 million to $2.1 billion for the quarter ended December 31, 2015 compared to the same period in 2014, partially offset by the overall average cost of funds decreasing to 27 basis points from 30 basis points.
Deposit interest expense decreased $123,000, or 9.7% to $1.1 million, for the three months ended December 31, 2015 compared to the same period in 2014 due to the previously discussed managed run off of higher costing certificates of deposits and the overall average cost of funds for deposits for the three months ended December 31, 2015 decreasing three basis points to 0.28%.
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
During both the three months ended December 31, 2015 and 2014, there was no provision for loan losses, reflecting the improvement in our asset quality. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. Net loan charge-offs were $135,000 for the three months ended December 31, 2015 compared to net recoveries of $276,000 for the same period last year, however, our overall credit quality continues to improve. Net charge-offs as a percentage of average loans increased to 0.03% for the three months ended December 31, 2015 from a net recovery of (0.07)% for the same period last fiscal year.
See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $186,000, or 6.6%, to $3.0 million for the three months ended December 31, 2015 from $2.8 million in the comparative quarter of 2014, primarily due to a $300,000, or 22.8%, increase in service charges and fees on checking accounts resulting from the growth in the number of these accounts from our recent acquisitions. Partially offsetting the increase was $123,000, or 17.3% decrease in mortgage banking income, which was attributable to a delay in the timing of sales as additional regulatory requirements that have increased the average closing times for residential loans. Originations of loans held for sale increased $9.8 million during the three months ended December 31, 2015, as compared to the same period last year.

Noninterest Expense.  Noninterest expense for the quarter ended December 31, 2015 decreased $293,000, or 1.5%, to $19.8 million compared to $20.1 million for the quarter ended December 31, 2014. This decrease was primarily a result of a $2.3 million decrease in merger-related expenses, partially offset by a $807,000 increase in salaries and employee benefits, a $274,000 increase in net occupancy expense, a $108,000 increase in deposit insurance premiums, a $156,000 increase in computer services, a $259,000 increase in amortization of core deposit intangibles, and a $202,000 increase in other expenses primarily as a result of the Branch Acquisition. Net REO related expenses increased $253,000 as a result of $159,000 in net losses in the quarter ended December 31, 2015, compared to $200,000 in net gains in the same quarter in 2014.
Looking forward, our recent charter conversion from a national bank to a state-chartered commercial bank is expected to save approximately $350,000 in regulatory assessments annually and the annual savings from the consolidation of six branches is estimated to be $1.2 million annually beginning in January 2016.
Income Taxes.  The Company's income tax expense was $864,000 for the three months ended December 31, 2015, an increase of $39,000 compared to $825,000 income tax expense for the three months ended December 31, 2014 as a result of additional pretax income. The Company's effective income tax rate for the quarter ended December 31, 2015 was 26.1% compared to 28.7% for the quarter ended December 31, 2014.
Comparison of Results of Operation for the Six Months Ended December 31, 2015 and 2014
General.  During the six months ended December 31, 2015, we had net income of $5.0 million, a $708,000, or 16.4% increase compared to net income of $4.3 million for the six months ended December 31, 2014. On a basic and diluted per share basis, the Company earned $0.28 per share for the first six months fiscal year 2015, compared to $0.22 per share in 2014.
Net Interest Income. Net interest income increased $1.9 million, or 5.0% to $40.7 million for the six months ended December 31, 2015 compared to $38.8 million for the six months ended December 31, 2014. Average interest-earning assets increased $420.2 million to $2.5 billion for the six months ended December 31, 2015 compared to the same period in 2014, mainly from our leveraging strategy and new loans from acquisitions and organic growth. Net interest margin (on a fully taxable-equivalent basis) for the six months ended December 31, 2015 decreased 50 basis points to 3.35% from 3.85% for the same period last year. Our leveraging strategy produced an additional $1.4 million in interest income during the six months ended December 31, 2015, resulting in approximately $952,000 in net interest income during the period. Excluding the effects of this leveraging strategy, net interest margin would be 3.95%.
Interest income for loans for the six months ended December 31, 2015 increased $588,000 due to a $148.7 million increase in the average balance of loans offsetting a 37 basis point decrease in the average loan yields as compared to the same period in 2014. Interest income for loans also included $2.3 million in accretion of purchase discounts on acquired loans for the six months ended December 31, 2015 and 2014.
Interest expense increased by $220,000, or 8.4% to $2.9 million for the six months ended December 31, 2015 in comparison to 2014. The average cost of interest-bearing liabilities decreased four basis points to 0.27% for the six months ended December 31, 2015, from 0.31% for the same period one year earlier while average interest-bearing liabilities increased $402.7 million over the same time period due to our leveraging strategy.
Deposit interest expense decreased $158,000, or 6.3% to $2.3 million for the six months ended December 31, 2015 compared to $2.5 million for the same period in 2014 primarily as a result of the previously discussed managed run off of higher costing certificates of deposits and the overall cost of funds for deposits decreasing three basis point to 0.29%.
Provision for Loan Losses.  There was no provision for loan losses during the six months ended December 31, 2015 compared to a $250,000 recovery of loan losses for the same period in 2014 as improved credit quality measures have been sufficient to cover reserves for loan growth, as well as reserves for changes in the mix of loans. Net charge offs for the six months ended December 31, 2015 increased to $397,000 from net recoveries of $177,000 for the same period in 2014. Net charge-offs as a percentage of average loans increased to 0.05% for the six months ended December 31, 2015 from (0.02)% in net recoveries as a percentage of average loans for the same period last fiscal year.
See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $786,000, or 14.1%, to $6.4 million for the six months ended December 31, 2015 from $5.6 million for the nine months ended December 31, 2014, primarily due to a $938,000, or 39.4%, increase in fees and service charges on deposit accounts, partially offset by a $242,000, or 15.5% decrease in mortgage banking income and fees. The increase in other noninterest income of $151,000, or 9.5% was a result of additional income on BOLI investments.
Noninterest Expense.  Noninterest expense for the six months ended December 31, 2015 increased $1.0 million, or 2.7%, to $39.7 million compared to $38.6 million for the six months ended December 31, 2014. This increase was primarily related to the Branch Acquisition that led to a $1.9 million increase in salaries and employee benefits, a $680,000 increase in net occupancy expense, a $203,000 increase in deposit insurance premiums, a $387,000 increase in computer services, a $619,000 increase in amortization of core deposit intangibles, a $556,000 increase in other expenses, which were partially offset by a $3.7 million decrease in merger-related expenses. Net REO expenses increased $267,000 as a result of $138,000 in net losses in the quarter ended December 31, 2015, compared to $235,000 in net gains in the same quarter in 2014.
Income Taxes.  For the six months ended December 31, 2015, the Company's income tax expense was $2.4 million, an increase of $714,000, or 42.2% compared to $1.7 million for the six months ended December 31, 2014. The increase was a result of additional pretax income and a nonrecurring charge of $526,000 during the first quarter of the fiscal year related to the decrease in value of our deferred tax assets based on recent decreases in North Carolina's corporate tax rate. The rate was reduced to 4.0% in August 2015 with additional reductions possible to 3.0%

through 2017 if certain state revenue triggers are achieved. The Company's effective income tax rate for the six months ended December 31, 2015 was 32.4% compared to 28.2% for the six months ended December 31, 2014.

Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2015, the Bank had an additional borrowing capacity of $41.8 million with the FHLB of Atlanta, a $157.9 million line of credit with the FRB and two lines of credit with two unaffiliated banks totaling $35.0 million. At December 31, 2015, we had $479.0 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At December 31, 2015 brokered deposits totaled $15.1 million, or 0.8% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities and commercial paper. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. The Company's primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2015, the Company (on an unconsolidated basis) had liquid assets of $12.9 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2015, the total approved loan commitments and unused lines of credit outstanding amounted to $154.0 million and $358.4 million, respectively, as compared to $87.6 million and $250.8 million, respectively, as of June 30, 2015. Certificates of deposit scheduled to mature in one year or less at December 31, 2015, totaled $361.9 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During the first six months of fiscal 2016, cash and cash equivalents decreased $58.6 million, or 50.4%, from $116.2 million as of June 30, 2015 to $57.6 million as of December 31, 2015. Cash provided by operating activities was $12.2 million, while cash used in investing and financing activities totaled $15.9 million and $54.9 million, respectively. Primary sources of cash for the six months ended December 31, 2015 included $38.9 million in proceeds from the maturities of securities available for sale and principal repayments from mortgage-backed securities as well as $32.7 million in maturities of certificates of deposits in other banks, net of purchases. Primary uses of cash during the period included a $42.1 million decrease in deposits, an increase in loans of $61.3 million, $11.1 million in purchases of available for sale securities, a net increase in commercial paper of $15.7 million, and $16.8 million in repurchases of common stock.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the six months ended December 31, 2015, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at December 31, 2015, is as follows (in thousands):

Commitments to make loans	$153,955
Unused lines of credit	358,400
Total loan commitments	$512,355
Capital Resources
At December 31, 2015, stockholder's equity totaled $361.2 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the

Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.
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
Effective January 1, 2015 (with some changes transitioning into full effectiveness through 2019), both the Bank and HomeTrust Bancshares, Inc. became subject to new capital adequacy requirements. The capital adequacy requirements are quantitative measures established by regulation that require HomeTrust Bancshares, Inc. and the Bank to maintain minimum amounts and ratios of capital.
HomeTrust Bancshares, Inc. and the Bank are now subject to new capital requirements, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the Tier1 leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements. HomeTrust Bancshares, Inc. and the Bank are required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before they may pay dividends, repurchase shares or pay discretionary bonuses.
The new minimum requirements call for a ratio of common equity Tier 1 capital ("CET1") to total risk-weighted assets of 4.5%, a ratio of Tier 1 capital to total risk-weighted assets of 6.0%, a ratio of total capital to risk-weighted assets of 8.0%, and a Tier1 leverage ratio (the ratio of Tier 1 capital to total consolidated assets) of 4.0%.
In addition to the minimum CET1, Tier 1 and total capital ratios, HomeTrust Bancshares, Inc. and the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented on January 1, 2019.
In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. HomeTrust Bancshares, Inc. and the Bank do not have any of these instruments. Mortgage servicing and deferred tax assets over designated percentages of CET1 will be deducted from capital, subject to a four-year transition period. CET1 will consist of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a four-year transition period. Because of our asset size, we not are considered an advanced approaches banking organization and elected in the first quarter of calendar year 2015 to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.
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
At December 31, 2015, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. The Bank was categorized as "well-capitalized" at December 31, 2015 under the regulations of the FRB and the NCCOB.

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.

As of December 31, 2015
Common Equity Tier I Capital to Risk-Weighted Assets	$319,299	14.71%	$97,687	4.50%	$141,103	6.50%
Tier I Capital (to Total Adjusted Assets)	$319,299	11.86%	$107,695	4.00%	$134,619	5.00%
Tier I Capital (to Risk-weighted Assets)	$319,299	14.71%	$130,249	6.00%	$173,665	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$341,731	15.74%	$173,665	8.00%	$217,082	10.00%

As of June 30, 2015
Common Equity Tier I Capital to Risk-Weighted Assets	$326,969	15.92%	$92,395	4.50%	$133.459	6.50%
Tier I Capital (to Total Adjusted Assets)	$326,969	11.91%	$109,797	4.00%	$137.246	5.00%
Tier I Capital (to Risk-weighted Assets)	$326,969	15.92%	$123,193	6.00%	$164.257	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$349,763	17.03%	$164,257	8.00%	$205.321	10.00%

HomeTrust Bank:

As of December 31, 2015
Common Equity Tier I Capital to Risk-Weighted Assets	$280,594	13.02%	$96,962	4.50%	$140,057	6.50%
Tier I Capital (to Total Adjusted Assets)	$280,594	10.51%	$106,767	4.00%	$133,459	5.00%
Tier I Capital (to Risk-weighted Assets)	$280,594	13.02%	$129,283	6.00%	$172,377	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$302,939	14.06%	$172,377	8.00%	$215,472	10.00%

As of June 30, 2015
Common Equity Tier I Capital to Risk-Weighted Assets	$271,760	13.36%	$91,508	4.50%	$132,178	6.50%
Tier I Capital (to Total Adjusted Assets)	$271,760	10.00%	$108,692	4.00%	$135,865	5.00%
Tier I Capital (to Risk-weighted Assets)	$271,760	13.36%	$122,010	6.00%	$162,680	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$294,425	14.48%	$162,680	8.00%	$203,350	10.00%

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
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2015, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of December 31, 2015, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
The "Litigation" section of Note 8 to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The table below sets forth information regarding HomeTrust Bancshares' common stock repurchases during the three months ended December 31, 2015.

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1 – October 31, 2015	381,074	$18.89	381,074	235,858
November 1 – November 30, 2015	62,909	18.93	62,909	172,949
December 1 – December 31, 2015	53,082	19.38	53,082	1,042,722
Total	497,065	$18.95	497,065	1,042,722
On July 1, 2015 the Company announced that its Board of Directors had authorized the repurchase of up to 971,271 shares of the Company's common stock, representing 5% of the Company's outstanding shares. On December 15, 2015 the Company announced that its Board of Directors had authorized the repurchase of up to 922,855 shares of the Company's common stock, representing 5% of the Company's outstanding shares. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of December 31, 2015, 851,404 shares were purchased leaving 1,042,722 shares remaining to be purchased under these plans.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: February 8, 2016	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: February 8, 2016	By:	/s/ Tony J. VunCannon
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
(n)
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	(c)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(f)
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon and Howard L. Sellinger	(c)
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.5	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(c)
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	(c)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(c)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(c)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(c)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(c)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(c)
10.7E	SERP Joinder Agreement for Stan Allen	(c)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(c)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(c)
10.7H	SERP Joinder Agreement for William T. Flynt	(c)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(h)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(c)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(c)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(c)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(c)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(c)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(c)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(c)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(c)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(c)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(c)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(c)
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(o)
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(i)

10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(j)
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(j)
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(j)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(j)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(j)
10.19	Fully Restated Employment Agreement between HomeTrust Bank and Anderson L. Smith	(k)
10.20	Amended and Restated Jefferson Federal Bank Supplemental Executive Retirement Plan	(l)
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(m)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(m)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(m)
10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(m)
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(m)
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(m)
10.27	Offer Letter between HomeTrust Bank and Keith J. Houghton	(o)
10.28	Form of Relocation Repayment Agreement between HomeTrust Bank and Keith J. Houghton	(o)
10.29	Form of Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and each of Keith J. Houghton, R. Parrish Little and Teresa White	(p)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101

(a)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on June 10, 2014 (File No. 001-35593).

(b)	Attached as Appendix A to the joint proxy statement/prospectus filed by HomeTrust Bancshares on April 28, 2014 pursuant to Rule 424(b) of the Securities Act of 1933.

(c)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(d)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(e)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2014 (File No. 001-35593).

(f)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).

(g)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).

(h)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(i)	Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(j)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(k)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).

(l)	Filed as an exhibit to Jefferson Bancshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(m)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(n)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on August 31, 2015 (File No. 001-35593)

(o)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).

(p)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2016 (File No. 001-35593)