Form 10-Q
period 2016-03-31
HomeTrust Bancshares, Inc.
filed 2016-05-10
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
There were 18,076,550 shares of common stock, par value of $.01 per share, issued and outstanding as of May 5, 2016.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	March 31, 2016	June 30, 2015
Assets
Cash	$30,966	$33,891
Interest-bearing deposits	18,212	82,269
Cash and cash equivalents	49,178	116,160
Commercial paper	275,878	256,152
Certificates of deposit in other banks	158,767	210,629
Securities available for sale, at fair value	219,498	257,606
Other investments, at cost	30,163	28,711
Loans held for sale	2,537	5,874
Total loans, net of deferred loan fees and discount	1,815,017	1,685,707
Allowance for loan losses	(21,761)	(22,374)
Net loans	1,793,256	1,663,333
Premises and equipment, net	55,926	57,524
Accrued interest receivable	7,432	7,522
Real estate owned ("REO")	6,700	7,024
Deferred income taxes	55,686	59,493
Bank owned life insurance	78,921	77,354
Goodwill	12,673	12,673
Core deposit intangibles	7,815	10,043
Other assets	5,371	13,016
Total Assets	$2,759,801	$2,783,114
Liabilities and Stockholders' Equity
Liabilities
Deposits	$1,831,979	$1,872,126
Other borrowings	507,000	475,000
Capital lease obligations	1,963	1,979
Other liabilities	60,016	62,959
Total liabilities	2,400,958	2,412,064
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 18,193,550 shares issued and outstanding at March 31, 2016; 19,488,449 at June 30, 2015	182	195
Additional paid in capital	188,823	210,621
Retained earnings	176,511	168,357
Unearned Employee Stock Ownership Plan ("ESOP") shares	(8,596)	(8,993)
Accumulated other comprehensive income	1,923	870
Total stockholders' equity	358,843	371,050
Total Liabilities and Stockholders' Equity	$2,759,801	$2,783,114
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Interest and Dividend Income
Loans	$19,440	$19,575	$58,408	$57,954
Securities available for sale	986	919	3,223	2,608
Certificates of deposit and other interest-bearing deposits	1,010	781	2,691	1,846
Other investments	361	261	1,050	551
Total interest and dividend income	21,797	21,536	65,372	62,959
Interest Expense
Deposits	1,090	1,220	3,422	3,710
Other borrowings	487	128	1,009	271
Total interest expense	1,577	1,348	4,431	3,981
Net Interest Income	20,220	20,188	60,941	58,978
Recovery of Loan Losses	—	—	—	(250)
Net Interest Income after Recovery of Loan Losses	20,220	20,188	60,941	59,228
Noninterest Income
Service charges on deposit accounts	1,614	1,732	4,931	4,111
Mortgage banking income and fees	690	672	2,008	2,232
Gain from sales of securities available for sale	—	—	—	61
Other, net	1,080	909	2,819	2,497
Total noninterest income	3,384	3,313	9,758	8,901
Noninterest Expense
Salaries and employee benefits	10,255	10,629	31,987	30,506
Net occupancy expense	2,234	2,381	6,799	6,266
Marketing and advertising	528	461	1,512	1,472
Telephone, postage, and supplies	859	912	2,531	2,348
Deposit insurance premiums	459	608	1,507	1,453
Computer services	1,418	1,763	4,408	4,366
Loss (gain) on sale and impairment of REO	172	(32)	310	(268)
REO expense	305	390	987	1,178
Core deposit intangible amortization	710	842	2,227	1,740
Merger-related expenses	—	1,686	—	5,417
Other	2,433	2,385	6,782	6,179
Total noninterest expense	19,373	22,025	59,050	60,657
Income Before Income Taxes	4,231	1,476	11,649	7,472
Income Tax Expense	1,090	314	3,495	2,005
Net Income	$3,141	$1,162	$8,154	$5,467
Per Share Data:
Net income per common share:
Basic	$0.18	$0.06	$0.46	$0.28
Diluted	$0.18	$0.06	$0.46	$0.28
Average shares outstanding:
Basic	17,183,894	19,113,387	17,581,833	19,146,025
Diluted	17,369,871	19,192,702	17,762,375	19,232,791
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net Income	$3,141	$1,162	$8,154	$5,467
Other Comprehensive Income
Unrealized holding gains on securities available for sale
Gains arising during the period	1,959	1,216	1,596	2,336
Deferred income tax expense	(666)	(413)	(543)	(794)
Reclassification of securities gains recognized in net income	—	—	—	57
Deferred income tax expense	—	—	—	(20)
Total other comprehensive income	$1,293	$803	$1,053	$1,579
Comprehensive Income	$4,434	$1,965	$9,207	$7,046
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2014	20,632,008	$207	$225,889	$160,332	$(9,522)	$245	$377,151
Net income	—	—	—	5,467	—	—	5,467
Stock repurchased	(299,672)	(4)	(5,034)	—	—	—	(5,038)
Retired stock	(14,555)	—	(188)	—	—	—	(188)
Exercised stock options	18,000	—	259	—	—	—	259
Stock option expense	—	—	1,010	—	—	—	1,010
Restricted stock expense	—	—	1,078	—	—	—	1,078
ESOP shares allocated	—	—	220	—	397	—	617
Other comprehensive income	—	—	—	—	—	1,579	1,579
Balance at March 31, 2015	20,335,781	$203	$223,234	$165,799	$(9,125)	$1,824	$381,935

Balance at June 30, 2015	19,488,449	195	210,621	168,357	(8,993)	870	371,050
Net income	—	—	—	8,154	—	—	8,154
Stock repurchased	(1,316,194)	(13)	(24,181)	—	—	—	(24,194)
Forfeited restricted stock	(2,550)	—	—	—	—	—	—
Retired stock	(12,855)	—	(223)	—	—	—	(223)
Granted restricted stock	34,500	—	—	—	—	—	—
Exercised stock options	2,200	—	32	—	—	—	32
Stock option expense	—	—	1,182	—	—	—	1,182
Restricted stock expense	—	—	1,052	—	—	—	1,052
ESOP shares allocated	—	—	340	—	397	—	737
Other comprehensive income	—	—	—	—	—	1,053	1,053
Balance at March 31, 2016	18,193,550	$182	$188,823	$176,511	$(8,596)	$1,923	$358,843
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended March 31,
	2016	2015
Operating Activities:
Net income	$8,154	$5,467
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	—	(250)
Depreciation	3,038	2,707
Deferred income tax expense	3,264	1,841
Net amortization and accretion	(3,317)	(3,189)
Loss (gain) on sale and impairment of REO	310	(268)
Gain on sale of loans held for sale	(1,087)	(1,232)
Origination of loans held for sale	(59,394)	(47,381)
Proceeds from sales of loans held for sale	63,818	48,925
Gain on sale of securities available for sale	—	(61)
Decrease in deferred loan fees, net	(299)	(915)
Decrease (increase) in accrued interest receivable and other assets	7,633	(2,754)
Amortization of core deposit intangibles	2,227	1,740
Earnings from bank owned life insurance	(1,464)	(1,381)
ESOP compensation expense	737	617
Restricted stock and stock option expense	2,234	2,088
Decrease in other liabilities	(2,943)	(5,419)
Net cash provided by operating activities	22,911	535
Investing Activities:
Purchase of securities available for sale	(31,099)	(87,955)
Proceeds from maturities of securities available for sale	52,260	21,885
Proceeds from sale of securities available for sale	—	10,387
Net increase in commercial paper	(19,726)	(99,953)
Purchase of certificates of deposit in other banks	(26,782)	(80,591)
Maturities of certificates of deposit in other banks	78,644	39,775
Principal repayments of mortgage-backed securities	18,276	20,017
Net purchases of other investments	(1,452)	(14,654)
Net increase in loans	(127,886)	(54,796)
Purchase of premises and equipment	(1,440)	(5,111)
Capital improvements to REO	—	(93)
Proceeds from sale of REO	1,860	8,564
Acquisition of Bank of Commerce, net of cash received	—	(7,759)
Acquisition of Bank of America branches, net of cash paid	—	310,868
Net cash provided by (used in) investing activities	(57,345)	60,584
Financing Activities:
Net decrease in deposits	(40,147)	(92,090)
Net increase in other borrowings	32,000	184,828
Common stock repurchased	(24,194)	(5,038)
Retired stock	(223)	(188)
Exercised stock options	32	259
Decrease in capital lease obligations	(16)	(14)
Net cash provided by (used in) financing activities	(32,548)	87,757
Net Increase (Decrease) in Cash and Cash Equivalents	(66,982)	148,876
Cash and Cash Equivalents at Beginning of Period	116,160	45,830
Cash and Cash Equivalents at End of Period	$49,178	$194,706

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

Supplemental Disclosures:	Nine Months Ended March 31,
	2016	2015
Cash paid during the period for:
Interest	$4,771	$3,589
Income taxes	350	222
Noncash transactions:
Unrealized gain in value of securities available for sale, net of income taxes	1,053	1,579
Transfers of loans to REO	1,846	2,171
Loans originated to finance the sale of REO	—	460
Business Combinations:
Assets acquired	—	464,179
Liabilities assumed	—	444,374
Net assets acquired	—	19,805
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2015 ("2015 Form 10-K") filed with the SEC on September 11, 2015. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2016. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported net income or equity.
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
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure". The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 was effective, for the Company, for interim and annual reporting periods beginning after June 30, 2015. The adoption of ASU No. 2014-04 did not have a material impact on the Company's Consolidated Financial Statements. At March 31, 2016 and June 30, 2015, the Bank had $552,000 and $1.6 million, respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $1.0 million and $1.7 million at March 31, 2016 and June 30, 2015, respectively.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement-Extraordinary and Unusual Items (Subtopic 225-20)." The ASU eliminates the need to separately classify, present, and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU No. 2015-01 did not have a material impact on the Company's Consolidated Financial Statements.
In April 2015, FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The amendments in this ASU provide guidance to customers in cloud computing arrangements about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. This ASU did not have a material effect on the Company's Consolidated Financial Statements.
In June 2015, FASB issued ASU No. 2015-10, "Technical Corrections and Improvements." On November 10, 2010 FASB added a standing project that will facilitate the FASB Accounting Standards Codification ("Codification”) updates for technical corrections, clarifications, and improvements. These amendments are referred to as Technical Corrections and Improvements. Maintenance updates include non-substantive corrections to the Codification, such as editorial corrections, various link-related changes, and changes to source fragment information. This ASU contains amendments that will affect a wide variety of Topics in the Codification. The amendments in this ASU will apply to all reporting entities within the scope of the affected accounting guidance and generally fall into one of four categories: amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification, and minor improvements. In summary, the amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for fiscal years and interim reporting periods after December 15, 2015. All other amendments were effective upon the issuance of this ASU. ASU 2015-10 did not have a material impact on the Company's Consolidated Financial Statements.
In August 2015, the FASB issued ASU No. 2015-15, "Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This ASU provides guidance regarding debt issuance related to line-of-credit arrangements. The amendments in this ASU allows an entity to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless if there are any outstanding borrowings on the line-of-credit arrangement. This ASU was effective for fiscal years beginning after December 15, 2015. The adoption of ASU No. 2015-15 did not have a material impact on the Company's Consolidated Financial Statements.
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805)". The ASU simplifies the accounting for measurement period adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period's financial statements the effect on earnings from changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. This ASU was effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of ASU No. 2015-16 did not have a material impact on the Company's Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU amends the guidance in GAAP on the classification and measurement of financial instruments. The ASU includes the following changes: i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (iv) allows an equity investment that does not have readily determinable fair values, to be measured at cost minus impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (v) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements; and (vii) clarifies that a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with the organization’s other deferred tax assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's Consolidated Financial Statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

In February 2016, the FASB issued ASU 2016-02, "Leases (ASC 842)." The guidance in this ASU requires most leases to be recognized on the balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. This ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.
In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The ASU changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This ASU is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

3.	Business Combinations
All business combinations are accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. The one year measurement period has expired for all business combinations.
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
The carrying amount of acquired loans from BankGreenville as of July 31, 2013 consisted of purchased performing loans and PCI loans as detailed in the following table:

	Purchased Performing	PCI	Total Loans
Retail Consumer Loans:
One-to-four family	$8,274	$1,392	$9,666
HELOCs	3,987	134	4,121
Consumer	522	—	522
Commercial:
Commercial real estate	23,073	4,552	27,625
Construction and development	2,367	3,529	5,896
Total	$38,223	$9,607	$47,830

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

4.	Securities Available for Sale
Securities available for sale consist of the following at the dates indicated:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$94,409	$683	$(12)	$95,080
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	101,655	1,429	(100)	102,984
Municipal Bonds	16,585	756	(5)	17,336
Corporate Bonds	3,872	166	(3)	4,035
Equity Securities	63	—	—	63
Total	$216,584	$3,034	$(120)	$219,498

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$115,683	$455	$(67)	$116,071
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	120,294	674	(159)	120,809
Municipal Bonds	16,359	372	(53)	16,678
Corporate Bonds	3,889	96	—	3,985
Equity Securities	63	—	—	63
Total	$256,288	$1,597	$(279)	$257,606
Debt securities available for sale by contractual maturity at the dates indicated are shown below. Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	March 31, 2016
	Amortized Cost	Estimated Fair Value
Due within one year	$717	$721
Due after one year through five years	73,925	74,390
Due after five years through ten years	36,485	37,387
Due after ten years	3,739	3,953
Mortgage-backed securities	101,655	102,984
Total	$216,521	$219,435
The Company had no sales of securities available for sale during the three and nine months ended March 31, 2016. The Company did not sell any securities available for sale in the three months ended March 31, 2015. Proceeds from sales of securities available for sale were $10,387 in the nine months ended March 31, 2015. Gross realized gains were $74 and gross realized losses were $13 for the nine months ended March 31, 2015.
Securities available for sale with costs totaling $164,547 and $181,404 with market values of $166,832 and $182,217 at March 31, 2016 and June 30, 2015, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2016 and June 30, 2015 were as follows:

	March 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$6,974	$(12)	$—	$—	$6,974	$(12)
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	2,335	(9)	7,609	(91)	9,944	(100)
Municipal Bonds	—	—	1,128	(5)	1,128	(5)
Corporate Bonds	394	(3)	—	—	394	(3)
Total	$9,703	$(24)	$8,737	$(96)	$18,440	$(120)

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$35,793	$(67)	$—	$—	$35,793	$(67)
Residential Mortgage-backed
Securities of U.S. Government
Agencies and Government-
Sponsored Enterprises	24,429	(81)	5,037	(78)	29,466	(159)
Municipal Bonds	3,920	(53)	—	—	3,920	(53)
Total	$64,142	$(201)	$5,037	$(78)	$69,179	$(279)
The total number of securities with unrealized losses at March 31, 2016, and June 30, 2015 were 57 and 81, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the three and nine months ended March 31, 2016 or the year ended June 30, 2015.
As a requirement for membership, the Bank invests in stock of the FHLB of Atlanta and the Federal Reserve Bank of Richmond ("FRB"). No ready market exists for this stock and the carrying value approximates its fair value based on the redemption provisions of the FHLB of Atlanta and the FRB.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

5.	Loans
Loans consist of the following at the dates indicated:

	March 31, 2016	June 30, 2015
Retail consumer loans:
One-to-four family	$640,126	$650,750
HELOCs - originated	164,551	161,204
HELOCs - purchased	158,006	72,010
Construction and land/lots	35,088	45,931
Indirect auto finance	95,660	52,494
Consumer	4,195	3,708
Total retail consumer loans	1,097,626	986,097
Commercial loans:
Commercial real estate	459,179	441,620
Construction and development	77,410	64,573
Commercial and industrial	77,052	84,820
Municipal leases	103,428	108,574
Total commercial loans	717,069	699,587
Total loans	1,814,695	1,685,684
Deferred loan costs, net	322	23
Total loans, net of deferred loan fees and discount	1,815,017	1,685,707
Allowance for loan and lease losses	(21,761)	(22,374)
Loans, net	$1,793,256	$1,663,333
All the qualifying one-to-four family first mortgage loans, HELOCs - originated, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.
The Company's total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2016
Retail consumer loans:
One-to-four family	$602,666	$8,141	$21,365	$686	$7	$632,865
HELOCs - originated	160,026	615	3,562	55	7	164,265
HELOCs - purchased	158,006	—	—	—	—	158,006
Construction and land/lots	33,114	434	943	9	—	34,500
Indirect auto finance	95,515	14	119	12	—	95,660
Consumer	3,958	2	215	2	8	4,185
Commercial loans:
Commercial real estate	417,579	6,803	11,083	—	—	435,465
Construction and development	67,745	548	5,130	—	—	73,423
Commercial and industrial	65,269	1,304	5,803	—	3	72,379
Municipal leases	101,097	1,663	668	—	—	103,428
Total loans	$1,704,975	$19,524	$48,888	$764	$25	$1,774,176

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2015
Retail consumer loans:
One-to-four family	$598,417	$11,563	$28,656	$1,772	$12	$640,420
HELOCs - originated	155,899	580	4,020	407	3	160,909
HELOCs - purchased	72,010	—	—	—	—	72,010
Construction and land/lots	42,689	650	1,754	124	—	45,217
Indirect auto finance	52,396	59	39	—	—	52,494
Consumer	3,610	16	32	—	39	3,697
Commercial loans:
Commercial real estate	384,525	12,762	13,972	182	—	411,441
Construction and development	50,815	3,567	5,413	—	—	59,795
Commercial and industrial	73,774	953	4,781	—	2	79,510
Municipal leases	106,260	1,733	581	—	—	108,574
Total loans	$1,540,395	$31,883	$59,248	$2,485	$56	$1,634,067
The Company's total PCI loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2016
Retail consumer loans:
One-to-four family	$5,234	$433	$1,580	$14	$—	$7,261
HELOCs - originated	259	—	27	—	—	286
Construction and land/lots	530	—	58	—	—	588
Consumer	8	—	—	—	2	10
Commercial loans:
Commercial real estate	16,012	4,384	3,318	—	—	23,714
Construction and development	1,617	339	2,031	—	—	3,987
Commercial and industrial	3,778	206	689	—	—	4,673
Total loans	$27,438	$5,362	$7,703	$14	$2	$40,519

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2015
Retail consumer loans:
One-to-four family	$5,176	$1,210	$3,890	$54	$—	$10,330
HELOCs - originated	259	—	36	—	—	295
Construction and land/lots	571	—	143	—	—	714
Consumer	11	—	—	—	—	11
Commercial loans:
Commercial real estate	21,550	3,454	5,175	—	—	30,179
Construction and development	2,292	146	2,340	—	—	4,778
Commercial and industrial	4,349	279	682	—	—	5,310
Total loans	$34,208	$5,089	$12,266	$54	$—	$51,617

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
March 31, 2016
Retail consumer loans:
One-to-four family	$3,860	$5,540	$9,400	$630,726	$640,126
HELOCs - originated	544	348	892	163,659	164,551
HELOCs - purchased	—	—	—	158,006	158,006
Construction and land/lots	198	226	424	34,664	35,088
Indirect auto finance	37	—	37	95,623	95,660
Consumer	5	8	13	4,182	4,195
Commercial loans:
Commercial real estate	1,352	5,713	7,065	452,114	459,179
Construction and development	—	3,465	3,465	73,945	77,410
Commercial and industrial	880	3,207	4,087	72,965	77,052
Municipal leases	—	116	116	103,312	103,428
Total loans	$6,876	$18,623	$25,499	$1,789,196	$1,814,695
The table above includes PCI loans of $1,253 30-89 days past due and $7,736 90 days or more past due as of March 31, 2016.

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2015
Retail consumer loans:
One-to-four family	$5,548	$8,261	$13,809	$636,941	$650,750
HELOCs - originated	695	808	1,503	159,701	161,204
HELOCs - purchased	—	—	—	72,010	72,010
Construction and land/lots	102	307	409	45,522	45,931
Indirect auto finance	—	—	—	52,494	52,494
Consumer	23	2	25	3,683	3,708
Commercial loans:
Commercial real estate	2,758	4,636	7,394	434,226	441,620
Construction and development	166	2,992	3,158	61,415	64,573
Commercial and industrial	439	2,898	3,337	81,483	84,820
Municipal leases	202	—	202	108,372	108,574
Total loans	$9,933	$19,904	$29,837	$1,655,847	$1,685,684
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	March 31, 2016		June 30, 2015
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$9,006	$—	$10,523	$—
HELOCs - originated	1,535	—	1,856	—
Construction and land/lots	321	—	465	—
Indirect auto finance	—	—	—	—
Consumer	24	—	49	—
Commercial loans:
Commercial real estate	4,703	—	5,103	—
Construction and development	1,728	—	3,461	—
Commercial and industrial	3,301	—	3,081	—
Municipal leases	422	—	316	—
Total loans	$21,040	$—	$24,854	$—
PCI loans totaling $7,127 at March 31, 2016 and $8,158 at June 30, 2015 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
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
The Company's loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	March 31, 2016	June 30, 2015
Performing TDRs included in impaired loans	$27,039	$21,891
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	PCI	Retail Consumer	Commercial	Total	Retail Consumer	Commercial	Total
Balance at beginning of period	$355	$12,070	$9,552	$21,977	$14,603	$8,753	$23,356
Provision for (recovery of) loan losses	(10)	339	(329)	—	184	(184)	—
Charge-offs	—	(692)	(500)	(1,192)	(1,313)	(354)	(1,667)
Recoveries	—	228	748	976	101	891	992
Balance at end of period	$345	$11,945	$9,471	$21,761	$13,575	$9,106	$22,681

	Nine Months Ended March 31, 2016				Nine Months Ended March 31, 2015
	PCI	Retail Consumer	Commercial	Total	Retail Consumer	Commercial	Total
Balance at beginning of period	$401	$12,575	$9,398	$22,374	$15,731	$7,698	$23,429
Provision for (recovery of) loan losses	(56)	(141)	197	—	(745)	495	(250)
Charge-offs	—	(1,466)	(1,378)	(2,844)	(2,369)	(682)	(3,051)
Recoveries	—	977	1,254	2,231	958	1,595	2,553
Balance at end of period	$345	$11,945	$9,471	$21,761	$13,575	$9,106	$22,681

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total
March 31, 2016
Retail consumer loans:
One-to-four family	$23	$176	$6,819	$7,018	$7,261	$12,737	$620,128	$640,126
HELOCs - originated	3	286	1,918	2,207	286	1,146	163,119	164,551
HELOCs - purchased	—	—	632	632	—	—	158,006	158,006
Construction and land/lots	—	232	955	1,187	588	874	33,626	35,088
Indirect auto finance	—	—	843	843	—	—	95,660	95,660
Consumer	—	10	74	84	10	—	4,185	4,195
Commercial loans:
Commercial real estate	267	—	5,526	5,793	23,714	5,123	430,342	459,179
Construction and development	17	—	1,621	1,638	3,987	1,162	72,261	77,410
Commercial and industrial	35	703	994	1,732	4,673	3,913	68,466	77,052
Municipal leases	—	—	627	627	—	551	102,877	103,428
Total	$345	$1,407	$20,009	$21,761	$40,519	$25,506	$1,748,670	$1,814,695
June 30, 2015
Retail consumer loans:
One-to-four family	$35	$492	$7,463	$7,990	$10,330	$22,841	$617,579	$650,750
HELOCs - originated	3	275	1,499	1,777	295	2,608	158,301	161,204
HELOCs - purchased	—	—	432	432	—	—	72,010	72,010
Construction and land/lots	—	531	1,291	1,822	714	1,926	43,291	45,931
Indirect auto finance	—	—	464	464	—	—	52,494	52,494
Consumer	—	39	89	128	11	45	3,652	3,708
Commercial loans:
Commercial real estate	334	—	6,005	6,339	30,179	10,961	400,480	441,620
Construction and development	—	119	1,462	1,581	4,778	5,161	54,634	64,573
Commercial and industrial	29	400	675	1,104	5,310	4,537	74,973	84,820
Municipal leases	—	—	737	737	—	316	108,258	108,574
Total	$401	$1,856	$20,117	$22,374	$51,617	$48,395	$1,585,672	$1,685,684
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment With a Recorded Allowance	Recorded Investment With No Recorded Allowance	Total	Related Recorded Allowance
March 31, 2016
Retail consumer loans:
One-to-four family	$32,644	$12,339	$16,828	$29,167	$276
HELOCs - originated	5,178	2,086	1,623	3,709	305
Construction and land/lots	3,054	951	666	1,617	243
Consumer	640	13	22	35	11
Commercial loans:
Commercial real estate	8,025	1,174	6,186	7,360	18
Construction and development	3,986	573	2,296	2,869	13
Commercial and industrial	10,209	2,574	2,420	4,994	722
Municipal leases	667	116	551	667	—
Total impaired loans	$64,403	$19,826	$30,592	$50,418	$1,588
June 30, 2015
Retail consumer loans:
One-to-four family	$31,590	$10,340	$19,164	$29,504	$598
HELOCs - originated	6,019	2,565	1,543	4,108	294
Construction and land/lots	3,303	1,225	758	1,983	533
Indirect auto finance	10	—	—	—	—
Consumer	1,966	13	45	58	39
Commercial loans:
Commercial real estate	13,829	696	10,971	11,667	412
Construction and development	6,615	1,268	4,241	5,509	64
Commercial and industrial	5,668	688	4,051	4,739	431
Municipal leases	316	—	316	316	—
Total impaired loans	$69,316	$16,795	$41,089	$57,884	$2,371
Impaired loans above excludes $5,425 at March 31, 2016 and $644 at June 30, 2015 in PCI loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
The table above includes $24,912 and $9,492, of impaired loans that were not individually evaluated at March 31, 2016 and June 30, 2015, respectively, because these loans did not meet the Company's threshold for individual impairment evaluation. The recorded allowance above includes $181 and $515 related to these loans that were not individually evaluated at March 31, 2016 and June 30, 2015, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's average recorded investment in impaired loans and interest income recognized on impaired loans for the three and nine months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended
	March 31, 2016		March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$30,193	$385	$30,155	$395
HELOCs - originated	3,671	48	4,316	66
Construction and land/lots	1,747	35	2,152	38
Indirect auto finance	7	1	—	—
Consumer	35	6	55	5
Commercial loans:
Commercial real estate	7,711	34	15,551	147
Construction and development	3,151	17	6,019	55
Commercial and industrial	5,001	37	2,270	18
Municipal leases	609	1	447	12
Total loans	$52,125	$564	$60,965	$736

	Nine Months Ended
	March 31, 2016		March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$29,922	$1,141	$31,914	$1,283
HELOCs - originated	3,856	149	4,730	195
Construction and land/lots	1,952	102	2,153	125
Indirect auto finance	3	4	—	1
Consumer	56	20	37	16
Commercial loans:
Commercial real estate	10,828	119	17,281	406
Construction and development	4,477	61	6,104	133
Commercial and industrial	4,029	107	2,622	74
Municipal leases	431	30	239	17
Total loans	$55,554	$1,733	$65,080	$2,250
A summary of changes in the accretable yield for PCI loans for the three and nine months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Accretable yield, beginning of period	$9,964	$10,335
Reclass from nonaccretable yield (1)	59	—
Other changes, net (2)	(36)	—
Interest income	(840)	(1,616)
Accretable yield, end of period	$9,147	$8,719

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Nine Months Ended
	March 31, 2016	March 31, 2015
Accretable yield, beginning of period	$11,096	$6,151
Addition from the Bank of Commerce acquisition	—	7,315
Reclass from nonaccretable yield (1)	661	—
Other changes, net (2)	1,044	—
Interest income	(3,654)	(4,747)
Accretable yield, end of period	$9,147	$8,719
______________________________________

(1)	Represents changes attributable to expected losses assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.
For the three and nine months ended March 31, 2016 and 2015, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	$—	3	$388	$386
Commercial:
Commercial real estate	1	590	586	—	—	—
Total	1	$590	$586	3	$388	$386
Extended term:
Retail consumer:
HELOCs - originated	1	$14	$14	—	$—	$—
Commercial:
Commercial real estate	1	286	286	—	—	—
Total	2	$300	$300	—	$—	$—
Other TDRs:
Retail consumer:
One-to-four family	7	$485	$493	6	$3,091	$3,006
HELOCs - originated	1	8	8	2	41	9
Construction and land/lots	1	2	2	—	—	—
Total	9	$495	$503	8	$3,132	$3,015
Total	12	$1,385	$1,389	11	$3,520	$3,401

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Nine Months Ended March 31, 2016			Nine Months Ended March 31, 2015
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	1	$26	$28	4	$449	$473
Construction and land/lots	—	—	—	1	110	103
Commercial:
Commercial real estate	1	590	586	—	—	—
Total	2	$616	$614	5	$559	$576
Extended term:
Retail consumer:
One-to-four family	4	$92	$99	—	$—	$—
HELOCs - originated	2	28	27	3	91	87
Consumer	—	—	—	2	10	9
Commercial:
Commercial real estate	1	286	286	2	426	471
Total	7	$406	$412	7	$527	$567
Other TDRs:
Retail consumer:
One-to-four family	26	$2,860	$2,657	16	$3,684	$3,568
HELOCs - originated	2	8	8	4	155	121
Construction and land/lots	—	—	—	1	106	103
Consumer	1	2	2	—	—	—
Commercial:
Construction and development	1	386	374	2	173	172
Commercial and industrial	1	997	978	—	—	—
Total	31	$4,253	$4,019	23	$4,118	$3,964
Total	40	$5,275	$5,045	35	$5,204	$5,107

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	2	$380
Total	—	$—	2	$380
Extended payment terms:
Retail consumer:
One-to-four family	1	$31	—	$—
Total	1	$31	—	$—
Other TDRs:
Retail consumer:
One-to-four family	6	$390	2	$716
HELOCs - originated	1	16	2	9
Total	7	$406	4	$725
Total	8	$437	6	$1,105

	Nine Months Ended March 31, 2016		Nine Months Ended March 31, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	2	$380
Total	—	$—	2	$380
Extended payment terms:
Retail consumer:
One-to-four family	3	$75	—	$—
Total	3	$75	—	$—
Other TDRs:
Retail consumer:
One-to-four family	14	$895	10	$1,116
HELOCs - originated	2	24	2	9
Construction and land/lots	—	—	1	172
Total	16	$919	13	$1,297
Total	19	$994	15	$1,677
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
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Numerator:
Net income available to common stockholders	$3,141	$1,162	$8,154	$5,467
Denominator:
Weighted-average common shares outstanding - basic	17,183,894	19,113,387	17,581,833	19,146,025
Effect of dilutive shares	185,977	79,315	180,542	86,766
Weighted-average common shares outstanding - diluted	17,369,871	19,192,702	17,762,375	19,232,791
Net income per share - basic	$0.18	$0.06	$0.46	$0.28
Net income per share - diluted	$0.18	$0.06	$0.46	$0.28
There were 56,500 and 1,450,100 outstanding stock options that were anti-dilutive for the three months ended March 31, 2016 and 2015. There were 56,500 and 1,450,100 outstanding stock options that were anti-dilutive for the nine months ended March 31, 2016 and 2015, respectively.

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
Share based compensation expense related to stock options and restricted stock recognized for the three months ended March 31, 2016 and 2015 was $598 and $662, respectively, before the tax related benefit of $221 and $245, respectively. Share based compensation expense related to stock options and restricted stock recognized for the nine months ended March 31, 2016 and 2015 was $2,234 and $2,088, respectively, before the tax related benefit of $827 and $773, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents stock option activity for the nine months ended March 31, 2016 and 2015:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2014	1,513,500	$14.40	8.6	$2,077
Granted	10,000	16.08	10.0	—
Exercised	18,000	14.37	—	—
Forfeited	5,400	14.37	—	—
Expired	—	—	—	—
Options outstanding at March 31, 2015	1,500,100	$14.40	7.9	$2,340
Exercisable at March 31, 2015	549,150	$14.39

Options outstanding at June 30, 2015	1,498,000	$14.41	7.7	$3,519
Granted	46,500	17.35	10.0	—
Exercised	2,200	14.37	—	—
Forfeited	13,000	14.37	—	—
Expired	—	—	—	—
Options outstanding at March 31, 2016	1,529,300	$14.50	7.0	$6,637
Exercisable at March 31, 2016	829,400	$14.40
The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of each option granted in fiscal 2016 and 2015 was $4.53 and $3.59, respectively. Assumptions used for grants were as follows:

Assumptions in Estimating Option Values
	2016	2015
Weighted-average volatility	15.26%	18.90%
Expected dividend yield	—%	—%
Risk-free interest rate	1.63%	1.56%
Expected life (years)	6.5	6.0
At March 31, 2016, the Company had $2,718 of unrecognized compensation expense related to 1,529,300 stock options scheduled to vest over five- and seven-year vesting periods.  The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.6 years at March 31, 2016. At March 31, 2015, the Company had $3,851 of unrecognized compensation expense related to 1,500,100 stock options scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 2.0 years at March 31, 2015.
The table below presents restricted stock award activity for the nine months ended March 31, 2016 and 2015:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2014	403,965	$14.39	$6,371
Granted	—	—	—
Vested	91,895	14.39	—
Forfeited	1,600	14.37	—
Non-vested at March 31, 2015	310,470	$14.40	$4,958

Non-vested at June 30, 2015	310,470	$14.40	$5,203
Granted	34,500	17.35	—
Vested	93,670	14.39	—
Forfeited	2,550	14.37	—
Non-vested at March 31, 2016	248,750	$14.81	$4,686

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

At March 31, 2016, unrecognized compensation expense was $4,451 related to 248,750 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.7 years at March 31, 2016. At March 31, 2015, unrecognized compensation expense was $4,163 related to 310,470 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.0 years at March 31, 2015.

8.	Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At March 31, 2016 and June 30, 2015, respectively, loan commitments (excluding $125,864 and $43,989 of undisbursed portions of construction loans) totaled $42,285 and $43,629 of which $7,220 and $24,020 were variable rate commitments and $35,065 and $19,608 were fixed rate commitments. The fixed rate loans had interest rates ranging from 2.02% to 18.00% at March 31, 2016 and 1.99% to 9.75% at June 30, 2015, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $343,519 and $250,762 at March 31, 2016 and June 30, 2015, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, we enter into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these commitments was not material at March 31, 2016 or June 30, 2015.
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
Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System. The daily average calculated cash reserve required as of March 31, 2016 and June 30, 2015 was $1,374, and $1,743, respectively, which was satisfied by vault cash and balances held at the FRB.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of March 31, 2016 and June 30, 2015 were $3,013 and $2,533, respectively. There was no liability recorded for these letters of credit at March 31, 2016 or June 30, 2015, respectively.
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
At March 31, 2016 and June 30, 2015, most of the total impaired loans were evaluated based on the fair value of the collateral. For these collateral dependent impaired loans, the Company obtains updated appraisals at least annually. These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary. As part of the quarterly review of impaired loans, the Company reviews these appraisals to determine if any additional discounts to the fair value are necessary. If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals. Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification in the fair value hierarchy. Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification as a nonrecurring Level 3 in the fair value hierarchy.
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

	March 31, 2016
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$95,080	$—	$95,080	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	102,984	—	102,984	—
Municipal Bonds	17,336	—	17,336	—
Corporate Bonds	4,035	—	3,035	1,000
Equity Securities	63	—	63	—
Total	$219,498	$—	$218,498	$1,000

	June 30, 2015
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$116,071	$—	$116,071	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	120,809	—	120,809	—
Municipal Bonds	16,678	—	16,678	—
Corporate Bonds	3,985	—	2,985	1,000
Equity Securities	63	—	63	—
Total	$257,606	$—	$256,606	$1,000
There were no transfers between levels during the three or nine months ended March 31, 2016.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	March 31, 2016
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$4,748	$—	$—	$4,748
REO	1,180	—	—	1,180
Total	$5,928	$—	$—	$5,928

	June 30, 2015
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$5,697	$—	$—	$5,697
REO	1,685	—	—	1,685
Total	$7,382	$—	$—	$7,382
Quantitative information about Level 3 fair value measurements during the period ended March 31, 2016 is shown in the table below:

	Fair Value at March 31, 2016	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$4,748	Discounted appraisals	Collateral discounts	3% - 33%	14%
REO	$1,180	Discounted appraisals	Collateral discounts	10% - 37%	17%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of March 31, 2016 and June 30, 2015, are summarized below:

	March 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$49,178	$49,178	$49,178	$—	$—
Commercial paper	275,878	275,878	275,878	—	—
Certificates of deposit in other banks	158,767	158,767	—	158,767	—
Securities available for sale	219,498	219,498	—	218,498	1,000
Loans, net	1,793,256	1,754,371	—	—	1,754,371
Loans held for sale	2,537	2,578	—	—	2,578
FHLB stock	23,984	23,984	23,984	—	—
FRB stock	6,179	6,179	6,179	—	—
Accrued interest receivable	7,432	7,432	—	1,207	6,225
Noninterest-bearing and NOW deposits	626,432	626,432	—	626,432	—
Money market accounts	518,372	518,372	—	518,372	—
Savings accounts	214,849	214,849	—	214,849	—
Certificates of deposit	472,326	470,653	—	470,653	—
Other borrowings	507,000	507,000	—	507,000	—
Accrued interest payable	245	245	—	245	—

	June 30, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$116,160	$116,160	$116,160	$—	$—
Commercial paper	256,152	256,152	256,152	—	—
Certificates of deposit in other banks	210,629	210,629	—	210,629	—
Securities available for sale	257,606	257,606	—	256,606	1,000
Loans, net	1,663,333	1,555,992	—	—	1,555,992
Loans held for sale	5,874	5,968	—	—	5,968
FHLB stock	22,541	22,541	22,541	—	—
FRB stock	6,170	6,170	6,170	—	—
Accrued interest receivable	7,522	7,522	—	1,252	6,270
Noninterest-bearing and NOW deposits	591,429	591,429	—	591,429	—
Money market accounts	481,948	481,948	—	481,948	—
Savings accounts	221,674	221,674	—	221,674	—
Certificates of deposit	577,075	577,174	—	577,174	—
Other borrowings	475,000	475,000	—	475,000	—
Accrued interest payable	181	181	—	181	—
The Company had off-balance sheet financial commitments, which include approximately $511,668 and $338,380 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at March 31, 2016 and June 30, 2015, respectively (see Note 8). Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of March 31, 2016 and June 30, 2015. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
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
At March 31, 2016, we had 39 locations in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and a loan production office in Raleigh), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
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

Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report contains certain non-GAAP financial measures, which include: tangible book value per share; tangible equity to tangible assets ratio; net interest income and net interest margin as adjusted to exclude additional FHLB borrowings and proceeds from such borrowings; net income excluding merger-related expenses, nonrecurring state tax expense, and recovery of loan losses; earnings per share excluding merger expenses, nonrecurring state tax expense, and recovery of loan losses; and the ratio of the allowance for loan losses to total loans excluding acquired loans. Management elected to obtain additional FHLB borrowings beginning November 2014 as part of a plan to increase net interest income. The Company believes that showing the effects of the additional borrowings on net interest income and net interest margins is useful to both management and investors as these measures are commonly used to measure financial institutions performance and against peers.

Management has presented the non-GAAP financial measures in this discussion and analysis excluding merger-related expenses, nonrecurring state tax expense, and recovery of loan losses because it believes excluding these items is more indicative of and provides useful and comparative information to assess trends in our core operations while facilitating comparison of the quality and composition of the Company’s earnings over time and in comparison to its competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Nine Months Ended March 31, 2016 and 2015” for more detailed information about our financial performance.
Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

	As of
(Dollars in thousands, except per share data)	March 31,	June 30,	March 31,
	2016	2015	2015
Total stockholders' equity	$358,843	$371,050	$381,935
Less: goodwill, core deposit intangibles, net of taxes	(17,596)	(19,000)	(20,604)
Tangible book value	$341,247	$352,050	$361,331
Common shares outstanding	18,193,550	19,488,449	20,335,781
Tangible book value per share(1)	$18.76	$18.06	$17.77

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
(Dollars in thousands)	March 31,	June 30,	March 31,
	2016	2015	2015
Tangible book value(1)	$341,247	$352,050	$361,331
Total assets	2,759,801	2,783,114	2,608,637
Less: goodwill, core deposit intangibles, net of taxes	(17,596)	(19,000)	(20,604)
Total tangible assets(2)	$2,742,205	$2,764,114	$2,588,033
Tangible equity to tangible assets	12.44%	12.74%	13.96%
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

Set forth below is a reconciliation to GAAP of net interest income and net interest margin as adjusted to exclude additional FHLB borrowings and proceeds from such borrowings:

	Three Months Ended March 31,
	2016			2015
	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets	$2,484,014	$22,452	3.62%	$2,369,957	$22,232	3.75%
Less: Interest-earning assets funded by additional FHLB borrowings (1)	402,000	923	0.92%	250,000	367	0.59%
Interest-earning assets - adjusted	$2,082,014	$21,529	4.14%	$2,119,957	$21,865	4.13%

Interest-bearing liabilities	$2,085,496	$1,577	0.30%	$1,981,930	$1,348	0.27%
Additional FHLB borrowings	402,000	406	0.40%	250,000	128	0.20%
Interest-bearing liabilities - adjusted	$1,683,496	$1,171	0.28%	$1,731,930	$1,220	0.28%

Net interest income and net interest margin		$20,875	3.36%		$20,884	3.52%
Net interest income and net interest margin - adjusted		20,358	3.91%		20,645	3.90%
Difference		$517	(0.55)%		$239	(0.38)%

	Nine Months Ended March 31,
	2016			2015
	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets	$2,497,077	$67,283	3.59%	$2,178,954	$65,011	3.98%
Less: Interest-earning assets funded by additional FHLB borrowings (1)	417,000	2,336	0.75%	137,005	494	1.44%
Interest-earning assets - adjusted	$2,080,077	$64,947	4.16%	$2,041,949	$64,517	4.21%

Interest-bearing liabilities	$2,098,363	$4,431	0.28%	$1,793,972	$3,981	0.30%
Additional FHLB borrowings	417,000	866	0.28%	137,005	216	0.21%
Interest-bearing liabilities - adjusted	$1,681,363	$3,565	0.28%	$1,656,967	$3,765	0.30%

Net interest income and net interest margin		$62,852	3.36%		$61,030	3.73%
Net interest income and net interest margin - adjusted		61,382	3.93%		60,752	3.97%
Difference		$1,470	(0.57)%		$278	(0.24)%

_________________________________________________________________________________

(1)	Proceeds from the additional borrowings were invested in various interest-earning assets including: deposits with the FRB, FHLB stock, certificates of deposit in other banks, and commercial paper.

Set forth below is a reconciliation to GAAP net income and earnings per share ("EPS") as adjusted to exclude merger-related expenses, nonrecurring state tax expense, and the recovery of loan losses:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	March 31,		March 31,
	2016	2015	2016	2015
Merger-related expenses	$—	$1,686	$—	$5,417
Nonrecurring state tax expense	—	—	526	—
Recovery of loan losses	—	—	—	(250)
Total adjustments	—	1,686	526	5,167
Tax effect (1)	—	(624)	—	(1,897)
Total adjustments, net of tax	—	1,062	526	3,270

Net income (GAAP)	3,141	1,162	8,154	5,467

Net income (non-GAAP)	$3,141	$2,224	$8,680	$8,737

Per Share Data
Average shares outstanding - basic	17,183,894	19,113,387	17,581,833	19,146,025
Average shares outstanding - diluted	17,369,871	19,192,702	17,762,375	19,232,791

Basic EPS
EPS (GAAP)	$0.18	$0.06	$0.46	$0.28
Non-GAAP adjustment	—	0.06	0.03	0.18
EPS (non-GAAP)	$0.18	$0.12	$0.49	$0.46

Diluted EPS
EPS (GAAP)	$0.18	$0.06	$0.46	$0.28
Non-GAAP adjustment	—	0.06	0.03	0.17
EPS (non-GAAP)	$0.18	$0.12	$0.49	$0.45

Average Balances
Average assets	$2,729,814	$2,626,412	$2,743,165	$2,416,864
Average equity	359,939	381,495	364,373	379,585

ROA
ROA (GAAP)	0.46%	0.18%	0.40%	0.30%
Non-GAAP adjustment	—%	0.16%	0.02%	0.18%
ROA (non-GAAP)	0.46%	0.34%	0.42%	0.48%

ROE
ROE (GAAP)	3.49%	1.22%	2.98%	1.92%
Non-GAAP adjustment	—%	1.11%	0.20%	1.15%
ROE (non-GAAP)	3.49%	2.33%	3.18%	3.07%
________________________________________________________________________
(1)    Tax amounts have been adjusted for certain nondeductible merger-related expenses.

Set forth below is a reconciliation to GAAP of the allowance for loan losses to total loans and the allowance for loan losses as adjusted to exclude acquired loans:

	As of
(Dollars in thousands)	March 31,	June 30,	March 31,
	2016	2015	2015
Loans receivable (GAAP)	$1,814,695	$1,685,707	$1,642,482
Less: acquired loans	(244,549)	(272,754)	(325,015)
Adjusted loans (non-GAAP)	$1,570,146	$1,412,953	$1,317,467

Allowance for loan losses (GAAP)	$21,761	$22,374	$22,681
Allowance for loan losses / Adjusted loans (non-GAAP)	1.39%	1.58%	1.72%

Comparison of Financial Condition at March 31, 2016 and June 30, 2015
Assets.  Total assets at March 31, 2016 remained consistent with June 30, 2015 at $2.8 billion. Cash and cash equivalents, commercial paper, certificates of deposit in other banks, and securities available for sale had a cumulative decrease of $137.2 million, or 16.3% during the nine months ended March 31, 2016 compared to June 30, 2015. As part of our liquidity management, excess liquidity was used to fund a $129.9 million increase in net loans receivable, repay $104.8 million of higher cost deposits, and repurchase $24.2 million of Company stock.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents decreased $67.0 million, or 57.7%, to $49.2 million at March 31, 2016 from $116.2 million at June 30, 2015. The Company began purchasing commercial paper during fiscal year 2015 in conjunction with its short-term leveraging strategy, to take advantage of higher returns with relatively low risk, yet remain highly liquid. The commercial paper balance at March 31, 2016 increased $19.7 million, or 7.7% to $275.9 million from June 30, 2015.
Investments.  Securities available for sale decreased $38.1 million, or 14.8%, to $219.5 million at March 31, 2016 from $257.6 million at June 30, 2015. During the nine months ended March 31, 2016, $31.1 million of securities available for sale were purchased, $52.3 million matured, and $18.3 million of principal payments were received. The securities purchased during this period were primarily short- to intermediate-term U.S. government agency notes and, to a lesser extent, intermediate-term taxable municipal securities. At March 31, 2016, certificates of deposits in other banks totaled $158.8 million compared to $210.6 million at June 30, 2015. All certificates of deposit in other banks are fully insured. Other investments include FRB and FHLB stock totaling $6.2 million and $24.0 million at March 31, 2016, respectively.
We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We do not believe that there are any other-than-temporary impairments at March 31, 2016; therefore, no impairment losses have been recorded during the first nine months of fiscal 2016.
Loans.  Net loans receivable increased $129.9 million, or 7.8%, at March 31, 2016 to $1.8 billion from June 30, 2015 primarily due to $86.0 million in purchased HELOCs, net of repayments, and a $43.2 million increase in indirect auto loans. Loans held for sale decreased $3.3 million, or 56.8% to $2.5 million at March 31, 2016 from $5.9 million at June 30, 2015 due to seasonal lower volume.
For the three month period ended March 31, 2016, retail loan portfolio originations increased $2.6 million from $54.4 million to $57.0 million, or 4.7% compared to the same period in the previous year. For the three month period ended March 31, 2016, commercial loan portfolio originations increased $3.6 million from $48.9 million to $52.5 million, or 7.3% compared to the same period in the previous year. For the nine month period ended March 31, 2016, retail loan portfolio originations increased $33.1 million, or 20.5% from $161.5 million to $194.7 million, compared to the same period in the previous year. For the nine month period ended March 31, 2016, commercial loan portfolio originations increased $91.0 million from $153.7 million to $244.7 million, or 59.2% compared to the same period in the previous year. Organic loan growth for the nine months ended March 31, 2016 was $43.3 million, or 3.4% annualized. Including the growth in unfunded construction loans of $74.5 million over this nine month period, organic loan growth was 9.3% annualized.
Retail consumer and commercial loans consist of the following at the dates indicated:

					Percent of total
	March 31,	June 30,	Change		March 31,	June 30,
	2016	2015	$	%	2016	2015
Retail consumer loans:
One-to-four family	$640,126	$650,750	$(10,624)	(1.6)%	35.3%	38.6%
HELOCs - originated	164,551	161,204	3,347	2.1	9.1	9.6
HELOCs - purchased	158,006	72,010	85,996	119.4	8.7	4.4
Construction and land/lots	35,088	45,931	(10,843)	(23.6)	1.9	2.7
Indirect auto finance	95,660	52,494	43,166	82.2	5.3	3.1
Consumer	4,195	3,708	487	13.1	0.2	0.2
Total retail consumer loans	1,097,626	986,097	111,529	11.3	60.5	58.6
Commercial loans:
Commercial real estate	459,179	441,620	17,559	4.0	25.3	26.2
Construction and development	77,410	64,573	12,837	19.9	4.3	3.8
Commercial and industrial	77,052	84,820	(7,768)	(9.2)	4.2	5.0
Municipal leases	103,428	108,574	(5,146)	(4.7)	5.7	6.4
Total commercial loans	717,069	699,587	17,482	2.5	39.5	41.4
Total loans	$1,814,695	$1,685,684	$129,011	7.7%	100.0%	100.0%
Asset Quality. Nonperforming assets decreased $4.1 million to $27.7 million, or 1.01% of total assets, at March 31, 2016, compared to $31.9 million, or 1.15% of total assets, at June 30, 2015. Nonperforming assets included $21.0 million in nonaccruing loans and $6.7 million in REO at March 31, 2016, compared to $24.9 million and $7.0 million, in nonaccruing loans and REO respectively, at June 30, 2015. Included in nonperforming loans are $5.7 million of loans restructured from their original terms of which $2.2 million were current with respect to their modified payment terms. The decrease in nonaccruing loans was primarily due to loans returning to performing status as payment history and the borrower's financial status improved. At March 31, 2016, $6.9 million, or 32.8%, of nonaccruing loans were current on their required loan payments. Purchased credit impaired loans aggregating $7.1 million were excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
The ratio of classified assets to total assets decreased to 2.33% at March 31, 2016 from 2.90% at June 30, 2015. Classified assets decreased 21.0% to $64.1 million at March 31, 2016 compared to $81.1 million at June 30, 2015. Delinquent loans (loans delinquent 30 days or more) decreased to $25.5 million at March 31, 2016, from $29.8 million at June 30, 2015.
As of March 31, 2016, we had identified $50.4 million of impaired loans compared to $57.9 million at June 30, 2015. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. As of March 31, 2016, there were $25.5 million loans individually evaluated for impairment and $24.9 million were collectively evaluated. For more information on these impaired loans, see Note 5 of the Notes to Consolidated Financial Statements under Item 1 of this report.
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
The allowance for loan losses was $21.8 million, or 1.20% of total loans, at March 31, 2016 compared to $22.4 million, or 1.33% of total loans, at June 30, 2015. The allowance for loan losses was 1.39% of total loans at March 31, 2016, excluding acquired loans as the loans acquired from acquisitions are excluded from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations. The Company recorded these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these acquired loans unless the credit quality deteriorates further subsequent to the acquisition.
There was no provision for loan loss during the nine months ended March 31, 2016 compared to a recovery for loan losses of $250,000 for the nine months ended March 31, 2015. Net loan charge-offs totaled $216,000 for the three months ended March 31, 2016 compared to $675,000 for the same period during the prior fiscal year. Net charge-offs as a percentage of average loans decreased to 0.05% for the three months ended March 31, 2016 from 0.16% for the same period last fiscal year.
The allowance as a percentage of nonaccruing loans increased from 90.02% at June 30, 2015 to 103.43% at March 31, 2016.
We believe that the allowance for loan losses as of March 31, 2016 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Real estate owned. REO decreased $324,000, to $6.7 million at March 31, 2016. The total balance of REO at March 31, 2016 included $4.2 million in land, construction and development projects (both residential and commercial), $1.9 million in commercial real estate, and $553,000 in single-family homes.
Deferred income taxes. Deferred income taxes decreased $3.8 million, or 6.4%, to $55.7 million at March 31, 2016 from $59.5 million at June 30, 2015. The realization of net operating losses through increases in net income was the primary driver in the decrease.
Core deposit intangibles. Core deposit intangibles decreased $2.2 million, or 22.2%, to $7.8 million at March 31, 2016 from $10.0 million at June 30, 2015 as a direct result of amortization expense.
Other assets. Other assets decreased $7.6 million, or 58.7%, to $5.4 million at March 31, 2016 from $13.0 million at June 30, 2015 as a result of $8.0 million in loans sold at the end of the fourth quarter of fiscal 2015 followed by the receipt of proceeds in early first quarter of fiscal 2016.
Deposits.  Deposits decreased $40.1 million, or 2.1%, from $1.9 billion at June 30, 2015 to $1.8 billion at March 31, 2016. This decrease was primarily due to a managed run off of $104.8 million in higher cost certificates of deposit offset by a $36.4 million increase in money market accounts and a $35.0 million increase in checking accounts.
Borrowings.  Other borrowings increased to $507.0 million at March 31, 2016 from $475.0 million at June 30, 2015. All FHLB advances have maturities of less than 90 days with a weighted average interest rate of 0.41% at March 31, 2016.
Equity.  Stockholders' equity at March 31, 2016 decreased to $358.8 million from $371.1 million at June 30, 2015. The decrease was a result of 1,316,194 shares of common stock repurchased at an average cost of $18.38, or approximately $24.2 million in total, partially offset by a $1.1 million increase in accumulated other comprehensive income representing unrealized gains on securities available for sale, net of tax and $8.2 million in net income. Tangible book value per share increased $0.70, or 3.9% to $18.76 as of March 31, 2016 compared to $18.06 at June 30, 2015.

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

	For the Three Months Ended March 31,
	2016			2015
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$1,754,092	$20,095	4.58%	$1,645,993	$20,271	4.93%
Deposits in other financial
institutions	211,036	492	0.93%	387,264	661	0.68%
Investment securities	216,535	986	1.82%	205,447	919	1.79%
Other(3)	302,351	879	1.16%	131,254	381	1.16%
Total interest-earning assets	2,484,014	22,452	3.62%	2,369,958	22,232	3.75%
Interest-bearing liabilities:
Interest-bearing checking accounts	389,740	143	0.15%	386,652	136	0.14%
Money market accounts	511,424	282	0.22%	491,221	260	0.21%
Savings accounts	214,622	72	0.13%	222,697	75	0.13%
Certificate accounts	486,435	593	0.49%	631,361	749	0.47%
Borrowings	483,275	487	0.40%	250,000	128	0.20%
Total interest-bearing liabilities	2,085,496	1,577	0.30%	1,981,931	1,348	0.27%
Net earning assets	$398,518			$388,027
Average interest-earning assets to
average interest-bearing liabilities	119.11%			119.58%
Tax-equivalent:
Net interest income		$20,875			$20,884
Interest rate spread			3.31%			3.48%
Net interest margin(4)			3.36%			3.52%
Non-tax-equivalent:
Net interest income		$20,220			$20,188
Interest rate spread			3.21%			3.36%
Net interest margin(4)			3.26%			3.41%
__________________
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $655,000 and $696,000 for the three months ended March 31, 2016 and 2015, respectively, calculated based on a federal tax rate of 34%.
(3) The average other assets consists of FRB stock, FHLB stock, and commercial paper. See Comparison of Results of Operation for the Three and Nine Months Ended March 31, 2016 for discussion of our leveraging strategy.
(4) Net interest income divided by average interest-earning assets.

	For the Nine Months Ended March 31,
	2016			2015
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$1,744,484	$60,319	4.61%	$1,609,285	$60,006	4.97%
Deposits in other financial
institutions	223,936	1,524	0.91%	320,574	1,690	0.70%
Investment securities	238,571	3,223	1.80%	185,844	2,608	1.87%
Other(3)	290,086	2,217	1.02%	63,251	707	1.49%
Total interest-earning assets	2,497,077	67,283	3.59%	2,178,954	65,011	3.98%
Interest-bearing liabilities:
Interest-bearing checking accounts	385,154	425	0.15%	339,138	323	0.13%
Money market accounts	496,131	784	0.21%	442,514	785	0.24%
Savings accounts	216,358	218	0.13%	205,579	230	0.15%
Certificate accounts	520,309	1,995	0.51%	632,016	2,372	0.50%
Borrowings	480,411	1,009	0.28%	174,724	271	0.21%
Total interest-bearing liabilities	2,098,363	4,431	0.28%	1,793,971	3,981	0.30%
Net earning assets	$398,714			$384,983
Average interest-earning assets to
average interest-bearing liabilities	119.00%			121.46%
Tax-equivalent:
Net interest income		$62,852			$61,030
Interest rate spread			3.31%			3.68%
Net interest margin(4)			3.36%			3.73%
Non-tax-equivalent:
Net interest income		$60,941			$58,977
Interest rate spread			3.21%			3.56%
Net interest margin(4)			3.25%			3.61%
__________________
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $1.9 million and $2.1 million for the nine months ended March 31, 2016 and 2015, respectively, calculated based on a federal tax rate of 34%.
(3) The average other assets consists of FRB stock, FHLB stock, and commercial paper. See Comparison of Results of Operation for the Three and Nine Months Ended March 31, 2016 for discussion of our leveraging strategy.
(4) Net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2016
	Compared to
	Three Months Ended March 31, 2015
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$1,331	$(1,507)	$(176)
Deposits in other financial institutions	(301)	132	(169)
Investment securities	49	18	67
Other	498	—	498
Total interest-earning assets	$1,577	$(1,357)	$220
Interest-bearing liabilities:
Interest-bearing checking accounts	$1	$6	$7
Money market accounts	11	11	22
Savings accounts	(2)	(1)	(3)
Certificate accounts	(173)	17	(156)
Borrowings	118	241	359
Total interest-bearing liabilities	$(45)	$274	$229
Net increase in tax equivalent interest income	$1,622	$(1,631)	$(9)

	Nine Months Ended March 31, 2016
	Compared to
	Nine Months Ended March 31, 2015
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$5,042	$(4,729)	$313
Deposits in other financial institutions	(510)	344	(166)
Investment securities	740	(125)	615
Other	2,535	(1,025)	1,510
Total interest-earning assets	$7,807	$(5,535)	$2,272
Interest-bearing liabilities:
Interest-bearing checking accounts	$44	$58	$102
Money market accounts	95	(96)	(1)
Savings accounts	12	(24)	(12)
Certificate accounts	(419)	42	(377)
Borrowings	475	263	738
Total interest-bearing liabilities	$207	$243	$450
Net increase in tax equivalent interest income	$7,600	$(5,778)	$1,822
_____________
(1) Interest income used in the rate calculation includes the tax equivalent adjustment of $655,000 and $696,000 for the three months ended March 31, 2016 and 2015, respectively, calculated based on a federal tax rate of 34%. Interest income used in the rate calculation includes the tax equivalent adjustment of $1.9 million and $2.1 million for the nine months ended March 31, 2016 and 2015, respectively, calculated based on a federal tax rate of 34%.

Comparison of Results of Operation for the Three Months Ended March 31, 2016 and 2015
General.  During the three months ended March 31, 2016, we had net income of $3.1 million, a $1.9 million or 170.3% increase over the net income of $1.2 million for the three months ended March 31, 2015. The Company's basic and diluted earnings per share increased to $0.18 for the three months ended March 31, 2016 compared to $0.06 per share for the same period in fiscal 2015.
Net Interest Income. Net interest income of $20.2 million for the quarter ended March 31, 2016 remained consistent with the same period in 2015. The average balance of interest-earning assets increased $114.1 million to $2.5 billion for the quarter ended March 31, 2016 from the comparative quarter in 2015, mainly from our leveraging strategy, where additional short-term FHLB borrowings are invested in various short-term liquid assets to generate additional net interest income, as well as increased dividend income from the required purchase of additional FHLB stock. Net interest margin (on a fully taxable-equivalent basis) for the three months ended March 31, 2016 decreased 16 basis points to 3.36% from 3.52% as a result of increasing the average balance of short-term FHLB borrowings for the quarter ended March 31, 2016 by $233.3 million compared to the same period last year. Our leveraging strategy produced an additional $923,000 in interest income during the quarter ended March 31, 2016, at an average yield of 92 basis points, while the average cost of the borrowings was 40 basis points, resulting in approximately $517,000 in net interest income during the quarter. During the same quarter in the prior fiscal year, our leveraging strategy produced an additional $367,000 in interest income at an average yield of 59 basis points, while the average cost of the borrowings was 20 basis points, resulting in approximately $239,000 in net interest income. Excluding the effects of the leveraging strategy, the net interest margin would be 3.91% and 3.90% for the quarter ended March 31, 2016 and 2015, respectively.
For the quarter ended March 31, 2016, the average balance of loans had a modest increase of $108.1 million from organic loan growth and the purchase of HELOCs, however loan interest income decreased $135,000 to $19.4 million as compared to the same quarter last year. Driving the quarter over quarter decrease in loan interest income was a $262,000 decrease in the accretion of purchase discounts on acquired loans to $1.2 million for the quarter ended March 31, 2016 from $1.4 million for the same quarter in 2015. Accretable income on acquired loans stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on the PCI loan pools and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter. The amortization of purchase accounting discounts on loans of $1.2 million increased the net interest margin (on a fully taxable-equivalent basis) 19 basis points for the quarter ended March 31, 2016 compared to a 28 basis point impact in the quarter ended March 31, 2015. Overall, average loan yields decreased 35 basis points to 4.58% for the quarter ended March 31, 2016 from 4.93% in corresponding quarter in 2015.

Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans' contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. As of March 31, 2016, our loans with interest rate floors totaled approximately $592.0 million and had a weighted average floor rate of 4.11% of which $254.6 million, or 43.0%, had yields that would begin floating again once prime rates increase at least 200 basis points.
Total interest expense increased $229,000 for the quarter ended March 31, 2016 compared to the same period last year. This increase was primarily due to our leveraging strategy increasing the average balance of FHLB borrowings $233.3 million to $483.3 million, resulting in a $359,000 increase in interest expense. The increase from additional borrowings was partially offset by the average balance of certificates of deposits decreasing $144.9 million to $486.4 million from our previously mentioned managed run off, which primarily led to the $130,000 decrease in deposit interest expense. The average cost of funds increased three basis points to 0.30% due to the impact of the recent federal funds rate increase on our other borrowings.
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
During both the three months ended March 31, 2016 and 2015, there was no provision for loan losses, reflecting continued improvements in our asset quality, which offset the allowance needed for loan growth. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. Net loan charge-offs were $216,000 for the three months ended March 31, 2016 compared to $675,000 for the same period last year. Net charge-offs as a percentage of average loans decreased to 0.05% for the three months ended March 31, 2016 from 0.16% for the same period last fiscal year.
See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $71,000, or 2.1%, to $3.4 million for the three months ended March 31, 2016 from $3.3 million in the comparative quarter of 2015, primarily due to a $161,000, or 17.7%, increase in other noninterest income driven by the receipt of a one-time $150,000 payment related to the change in our merchant credit card vendor, which was partially offset by a 118,000, or 6.8% decrease in deposit account fees, primarily due to lower fees for nonsufficent funds.

Noninterest Expense.  Noninterest expense for the quarter ended March 31, 2016 decreased $2.7 million, or 12.0%, to $19.4 million compared to $22.0 million for the quarter ended March 31, 2015. This decrease was primarily related to $1.7 million decrease in merger-related expenses, a $345,000 decrease in computer services related to the integration of prior acquisitions, and the consolidation of six branches during second quarter of fiscal 2016 as reflected by a $374,000 decrease in salaries and employee benefits and a $147,000 decrease in net occupancy expense.
Net REO related expenses increased $119,000 primarily as a result of $172,000 in net losses in the quarter ended March 31, 2016, compared to $32,000 in net gains in the same quarter in 2015.
We are beginning to see positive trends in our noninterest expense from our recent charter conversion and branch consolidation, which is expected to have annual savings of approximately $350,000 and $1.2 million, respectively. In addition, we recently completed a branch optimization study, which should further improve efficiencies in our retail network going into the 2017 fiscal year.
Income Taxes.  The Company's income tax expense was $1.1 million for the three months ended March 31, 2016, an increase of $776,000 compared to $314,000 income tax expense for the three months ended March 31, 2015 as a result of additional pretax income. The Company's effective income tax rate for the quarter ended March 31, 2016 was 25.8% compared to 21.3% for the quarter ended March 31, 2015.
Comparison of Results of Operation for the Nine Months Ended March 31, 2016 and 2015
General.  During the nine months ended March 31, 2016, we had net income of $8.2 million, a $2.7 million, or 49.1% increase compared to net income of $5.5 million for the nine months ended March 31, 2015. On a basic and diluted per share basis, the Company earned $0.46 per share for the first nine months fiscal year 2016, compared to $0.28 per share in 2015.
Net Interest Income. Net interest income increased $2.0 million, or 3.3% to $60.9 million for the nine months March 31, 2016 compared to $59.0 million for the nine months ended March 31, 2015. The average balance of interest-earning assets increased $318.1 million to $2.5 billion for the nine months ended March 31, 2016 compared to the same period in 2015, mainly from our leveraging strategy, organic growth, and purchased HELOCs. Net interest margin (on a fully taxable-equivalent basis) for the nine months ended March 31, 2016 decreased 37 basis points to 3.36% from 3.73% for the same period last year. Our leveraging strategy produced an additional $2.3 million in interest income during the nine months ended March 31, 2016, at an average yield of 75 basis points, while the average cost of the borrowings was 28 basis points, resulting in approximately $1.5 million in net interest income during the period. During the same nine-month period in the prior fiscal year, our leveraging strategy produced an additional $494,000 in interest income, at an average yield of 144 basis points, while the average cost of borrowings was 21 basis points, resulting in approximately $278,000 in net interest income. Excluding the effects of the leveraging strategy, the net interest margin would be 3.93% and 3.97% for the nine months ended March 31, 2016 and 2015, respectively.
Interest income for loans for the nine months ended March 31, 2016 increased $454,000 due to a $135.2 million increase in the average balance of loans offsetting a 36 basis point decrease in the average loan yields as compared to the same period in 2015. Interest income for loans also included $3.4 million and $3.6 million in accretion of purchase discounts on acquired loans for the nine months ended March 31, 2016 and 2015, respectively.
Interest expense increased by $450,000, or 11.3% to $4.4 million for the nine months ended March 31, 2016 in comparison to 2015. The $305.7 million increase in the average balance of FHLB borrowings to $480.4 million led to an additional $738,000 in interest expense, which was partially offset by the $117.7 million decrease in the average balance of certificates of deposits to $520.3 million, which decreased interest expense by $377,000. The average cost of interest-bearing liabilities decreased two basis points to 0.28% for the nine months ended March 31, 2016, from 0.30% for the same period one year earlier.
Provision for Loan Losses.  There was no provision for loan losses during the nine months ended March 31, 2016 compared to a $250,000 recovery of loan losses for the same period in 2015 as improved credit quality measures have been sufficient to cover reserves for loan growth, as well as reserves for changes in the mix of loans. Net charge-offs for the nine months ended March 31, 2016 increased to $613,000 from $498,000 for the same period in 2015. Net charge-offs as a percentage of average loans increased slightly to 0.05% for the nine months ended March 31, 2016 from 0.04% for the same period last fiscal year.
See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $857,000, or 9.6%, to $9.8 million for the nine months ended March 31, 2016 from $8.9 million for the nine months ended March 31, 2015, primarily due to a $820,000, or 19.9%, increase in fees and service charges on deposit accounts, a $322,000, or 12.9% increase in other income as a result of having a full year of operations from our 2014 branch acquisition, partially offset by a $224,000, or 10.0% decrease in mortgage banking income and fees.
Noninterest Expense.  Noninterest expense for the nine months ended March 31, 2016 decreased $1.6 million, or 2.6%, to $59.1 million compared to $60.7 million for the nine months ended March 31, 2015. The overall decrease was a result of a $5.4 million decrease in merger-related expenses, partially offset by a $1.5 million increase in salaries and employee benefits, a $533,000 increase in net occupancy expense, a $487,000 increase in amortization of core deposit intangibles, and a $922,000 increase in other expenses, all of which were primarily related to our November 2014 branch acquisition. Net REO expenses increased $387,000 primarily as a result of $310,000 in net losses for the nine months ended March 31, 2016, compared to $268,000 in net gains in the same period in 2015, partially offset by a $191,000 decrease in expenses related to fewer REO properties.

Income Taxes.  For the nine months ended March 31, 2016, the Company's income tax expense was $3.5 million, an increase of $1.5 million, or 74.3% compared to $2.0 million for the nine months ended March 31, 2015. The increase was a result of additional pretax income and a nonrecurring charge of $526,000 during the first quarter of the fiscal year related to the decrease in value of our deferred tax assets based on recent decreases in North Carolina's corporate tax rate. The rate was reduced to 4.0% in August 2015 with additional reductions possible to 3.0% through 2017 if certain state revenue triggers are achieved. The Company's effective income tax rate for the nine months ended March 31, 2016 was 30.0% compared to 26.8% for the nine months ended March 31, 2015.
Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2016, the Bank had an additional borrowing capacity of $13.6 million with the FHLB of Atlanta, a $169.2 million line of credit with the FRB and two lines of credit with two unaffiliated banks totaling $35.0 million. At March 31, 2016, we had $507.0 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At March 31, 2016 brokered deposits totaled $14.4 million, or 0.8% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities and commercial paper. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. The Company's primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2016, the Company (on an unconsolidated basis) had liquid assets of $16.7 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2016, the total approved loan commitments and unused lines of credit outstanding amounted to $168.1 million and $343.5 million, respectively, as compared to $87.6 million and $250.8 million, respectively, as of June 30, 2015. Certificates of deposit scheduled to mature in one year or less at March 31, 2016, totaled $343.3 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During the first nine months of fiscal 2016, cash and cash equivalents decreased $67.0 million, or 57.7%, from $116.2 million as of June 30, 2015 to $49.2 million as of March 31, 2016. Cash provided by operating activities was $22.9 million, while cash used in investing and financing activities totaled $57.3 million and $32.5 million, respectively. Primary sources of cash for the nine months ended March 31, 2016 included $70.5 million in proceeds from the maturities of securities available for sale and principal repayments from mortgage-backed securities, $51.9 million in maturities of certificates of deposits in other banks, net of purchases, and a $32.0 million increase in other borrowings. Primary uses of cash during the period included a $40.1 million decrease in deposits, an increase in loans of $127.9 million, $31.1 million in purchases of available for sale securities, a net increase in commercial paper of $19.7 million, and $24.2 million in repurchases of common stock. All sources and uses of cash reflect our cash management strategy to increase our number of higher yielding investments and loans by increasing lower costing borrowings and reducing our holdings in lower yielding investments.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the nine months ended March 31, 2016, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at March 31, 2016, is as follows (in thousands):

Commitments to make loans	$168,149
Unused lines of credit	343,519
Total loan commitments	$511,668

Capital Resources
At March 31, 2016, stockholder's equity totaled $358.8 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.
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
At March 31, 2016, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at March 31, 2016 under applicable regulatory requirements.
HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.

As of March 31, 2016
Common Equity Tier I Capital to Risk-Weighted Assets	$314,385	14.10%	$100,320	4.50%	$144,906	6.50%
Tier I Capital (to Total Adjusted Assets)	$314,385	11.71%	$107,401	4.00%	$134,252	5.00%
Tier I Capital (to Risk-weighted Assets)	$314,385	14.10%	$133,759	6.00%	$178,346	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$336,601	15.10%	$178,346	8.00%	$222,932	10.00%

As of June 30, 2015
Common Equity Tier I Capital to Risk-Weighted Assets	$326,969	15.92%	$92,395	4.50%	$133.459	6.50%
Tier I Capital (to Total Adjusted Assets)	$326,969	11.91%	$109,797	4.00%	$137.246	5.00%
Tier I Capital (to Risk-weighted Assets)	$326,969	15.92%	$123,193	6.00%	$164.257	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$349,763	17.03%	$164,257	8.00%	$205.321	10.00%

HomeTrust Bank:

As of March 31, 2016
Common Equity Tier I Capital to Risk-Weighted Assets	$274,695	12.40%	$99,708	4.50%	$144,023	6.50%
Tier I Capital (to Total Adjusted Assets)	$274,695	10.32%	$106,481	4.00%	$133,102	5.00%
Tier I Capital (to Risk-weighted Assets)	$274,695	12.40%	$132,944	6.00%	$177,259	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$296,634	13.39%	$177,259	8.00%	$221,574	10.00%

As of June 30, 2015
Common Equity Tier I Capital to Risk-Weighted Assets	$271,760	13.36%	$91,508	4.50%	$132,178	6.50%
Tier I Capital (to Total Adjusted Assets)	$271,760	10.00%	$108,692	4.00%	$135,865	5.00%
Tier I Capital (to Risk-weighted Assets)	$271,760	13.36%	$122,010	6.00%	$162,680	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$294,425	14.48%	$162,680	8.00%	$203,350	10.00%
In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, HomeTrust Bancshares, Inc. and the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.
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
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2016, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2016, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
The "Litigation" section of Note 8 to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The table below sets forth information regarding HomeTrust Bancshares' common stock repurchases during the three months ended March 31, 2016.

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1 - January 31, 2016	163,367	$19.09	163,367	879,355
February 1 - February 29, 2016	170,400	17.57	170,400	708,955
March 1 - March 31, 2016	71,000	18.18	71,000	637,955
Total	404,767	$18.29	404,767	637,955
On July 1, 2015 and December 15, 2015 the Company announced that its Board of Directors had authorized the repurchase of up to 971,271 and 922,855 shares of the Company's common stock, respectively, representing 5% of the Company's outstanding shares at the time of the announcement. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of March 31, 2016, all of the shares approved in the July 1, 2015 buyback had been purchased and 284,900 of the shares approved on December 15, 2015 were purchased leaving 637,955 shares remaining to be purchased under the current plan.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: May 10, 2016	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: May 10, 2016	By:	/s/ Tony J. VunCannon
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
(n)
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	(c)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(f)
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon and Howard L. Sellinger	(c)
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.5	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(c)
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	(c)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(c)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(c)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(c)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(c)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(c)
10.7E	SERP Joinder Agreement for Stan Allen	(c)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(c)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(c)
10.7H	SERP Joinder Agreement for William T. Flynt	(c)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(h)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(c)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(c)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(c)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(c)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(c)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(c)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(c)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(c)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(c)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(c)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(c)
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(o)
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(i)

10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(j)
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(j)
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(j)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(j)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(j)
10.19	Fully Restated Employment Agreement between HomeTrust Bank and Anderson L. Smith	(k)
10.20	Amended and Restated Jefferson Federal Bank Supplemental Executive Retirement Plan	(l)
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(m)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(m)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(m)
10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(m)
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(m)
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(m)
10.27	Offer Letter between HomeTrust Bank and Keith J. Houghton	(o)
10.28	Form of Relocation Repayment Agreement between HomeTrust Bank and Keith J. Houghton	(o)
10.29	Form of Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and each of Keith J. Houghton, R. Parrish Little, and Teresa White	(p)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101

(a)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on June 10, 2014 (File No. 001-35593).

(b)	Attached as Appendix A to the joint proxy statement/prospectus filed by HomeTrust Bancshares on April 28, 2014 pursuant to Rule 424(b) of the Securities Act of 1933.

(c)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(d)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(e)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2014 (File No. 001-35593).

(f)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).

(g)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).

(h)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(i)	Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(j)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(k)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).

(l)	Filed as an exhibit to Jefferson Bancshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(m)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(n)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on August 31, 2015 (File No. 001-35593)

(o)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).

(p)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2016 (File No. 001-35593)