Form 10-K
period 2016-06-30
HomeTrust Bancshares, Inc.
filed 2016-09-13
CIK 1538263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2016
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
As of September 8, 2016, there were issued and outstanding 17,999,150 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock as of December 31, 2015, was $362.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).

HOMETRUST BANCSHARES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2016

Forward-Looking Statements
Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Board of Governors of the Federal Reserve System (“Federal Reserve”), the North Carolina Office of the Commissioner of Banks (“NCCOB”), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; increases in premiums for deposit insurance; management’s assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”); changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including this report on Form 10-K.
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

PART I
Item 1. Business
General
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the savings and loan holding company for HomeTrust Bank in connection with HomeTrust Bank’s conversion from mutual to stock form, which was completed on July 10, 2012 (the “Conversion”). In connection with the Conversion, HomeTrust Bancshares issued an aggregate of 21,160,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $211.6 million. HomeTrust Bancshares received $208.4 million in net proceeds from the stock offering of which $104.2 million or 50% of the net proceeds were contributed to HomeTrust Bank upon completion of the Conversion. On August 25, 2014, the Bank converted from a federal savings charter to a national bank charter and HomeTrust Bancshares converted from a savings and loan holding company to a bank holding company. On December 31, 2015, the Bank converted from a national association to a North Carolina state bank. As a national bank, the Bank's primary regulator was the Office of the Comptroller of the Currency ("OCC"). As a North Carolina state-chartered bank, and member of the Federal Reserve System, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB” or “FHLB of Atlanta”), which is one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB System”). Our headquarters is located in Asheville, North Carolina.
As a bank holding company, HomeTrust Bancshares, Inc. is regulated by the Federal Reserve. In connection with the recent charter change, the Company elected to be treated as a financial holding company, which allows it flexibility to engage in some non-bank activities that are financial in nature. In order for the Company to maintain financial holding company status and avoid restrictions on its activities, the Bank must continue to be well capitalized and well managed, and be rated satisfactory or better under the Community Reinvestment Act (“CRA”). The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiary.
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
Beginning in 2012, executive management implemented a strategic plan that would complement our existing market areas and enhance our ability to achieve positive growth. Between 2013 and 2015, we entered five attractive markets through various acquisitions and new office openings, as well as expanded our product lines. New locations and markets included:

•	BankGreenville Financial Corporation (“BankGreenville”) - one office in Greenville, South Carolina (acquired in July 2013)

•	Jefferson Bancshares, Inc. (“Jefferson”) - nine offices across East Tennessee (acquired in May 2014)

•	Commercial loan production office ("LPO") in Roanoke, Virginia (opened in July 2014)

•	Bank of Commerce - one office in Charlotte, North Carolina (acquired in July 2014)

•	Ten Bank of America Branch Offices - nine in southwest Virginia, one in Eden, North Carolina (acquired in November 2014)

•	Commercial LPO in Raleigh, North Carolina (opened in November 2014)
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
Local officials remain committed to continuous improvement of the local economy and have worked diligently to keep Asheville in the national spotlight. After the successful completion of a five-year economic development plan known as the "AVL 5 X 5," which brought in thousands of new jobs and over one billion dollars in new capital, the Asheville-Buncombe County Economic Development Coalition is now focused on the next phase or "AVL 5 X 5 Vision 2020." With similar results in mind, this phase will focus on new niches and initiatives for local businesses as well as allure new businesses. Also supporting the economy is the Asheville Regional Airport that transports over 787,000 passengers a year as well as numerous colleges including the University of North Carolina Asheville, Western Carolina University, and Warren Wilson College. The area has several major employers which include: Buncombe County Public Schools, City of Asheville, Mission Health System and Hospital, The Biltmore Company, Ingles Markets, Inc., and the VA Medical Center.
The Charlotte-Concord-Gastonia, NC-SC metropolitan area is located in both North and South Carolina, within and surrounding the city of Charlotte. Located in the Piedmont region of the Southeastern United States, the Charlotte metropolitan area is well known for its stock car racing history. The region is headquarters to eight Fortune 500 and 15 Fortune 1000 companies, including Bank of America, Duke Energy, Nucor Steel, and Lowe's Home Improvement Stores. Additional headquarters include Sonic Automotive, Belk, and Carolinas HealthCare System. The Charlotte MSA is the largest in the Carolinas.
The Greenville-Anderson-Mauldin, SC metropolitan area is located in upstate South Carolina, in the foothills of the Blue Ridge Mountains. Major employment sectors for the MSA include services, manufacturing, and retail trade including major facilities for BMW, Michelin, Walgreens, and Lockheed Martin.
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
Unemployment data remains one of our most informative indicators of our local economy. Based on information from the U.S. Bureau of Labor Statistics we have set forth below information regarding the unemployment rates nationally and in our market areas.

	As of June 30,
Location	2016	2015
U.S. National	4.9%	5.3%
North Carolina	4.7%	5.9%
Asheville MSA	4.1%	4.7%
Charlotte/Concord/Gastonia	5.0%	5.5%
Raleigh	4.4%	4.7%
South Carolina	5.2%	6.4%
Greenville	5.2%	5.7%
Tennessee	4.3%	5.7%
Morristown	5.4%	6.6%
Johnson City	5.6%	6.2%
Kingsport-Bristol	5.4%	5.8%
Knoxville	4.7%	5.4%
Virginia	3.7%	4.8%
Roanoke	3.9%	4.9%
The Bank has built a strong foundation in the communities we serve and takes pride in the role we play. The directors and market presidents of each region work with their management team and employees to support local nonprofit and community organizations. Each location helps provide critical services to meet the financial needs of its customers and improve the quality of life for individuals and businesses in its community. Initiatives supporting our communities include affordable housing, education and financial education, and the arts. We support these initiatives through both financial and people resources in all of our communities. Collectively, bank employees volunteer thousands of hours annually in their local communities; from helping to build homes to teaching grade school youth how to start healthy savings habits, bank employees are making a positive difference in the lives of others every day.
Competition
We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies, and mortgage bankers. Other savings institutions, commercial banks, credit unions, and finance companies provide vigorous competition in consumer lending. In addition, in indirect auto financings, we also compete with specialty consumer finance companies, including automobile manufacturers’ captive finance companies. Commercial and industrial loan competition is primarily from local commercial banks. We believe that we compete effectively because we consistently deliver high-quality, personal service to our customers that results in a high level of customer satisfaction. Adding to our competitive advantage is commitment to technological resources, which has expanded our customer service capabilities and increased efficiencies in our lending process.

We attract our deposits through our branch office system. Competition for deposits is principally from other commercial banks, savings institutions, and credit unions located in the same communities, as well as mutual funds and other alternative investments. We believe that we compete for deposits by offering superior service and a variety of deposit accounts at competitive rates. We also have a highly competitive suite of cash management services, online/mobile banking, and internal support expertise specific to the needs of small to mid-sized commercial business customers. Based on the most recent branch deposit data, HomeTrust Bank's deposit market share was:

Location	Rank(1)	Deposit Market Share(1)
North Carolina	17th	0.35%
Asheville MSA	3rd	7.67%
Charlotte/Gastonia	19th	0.06%
South Carolina	78th	0.06%
Greenville	21st	0.43%
Tennessee	65th	0.24%
Morristown	3rd	19.01%
Johnson City	5th	5.85%
Kingsport-Bristol	9th	2.00%
Knoxville	25th	0.26%
Virginia	66th	0.10%
Roanoke	8th	6.52%
___________________________________________________________________
(1) Source: FDIC data as of June 30, 2015
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
In addition, the way we create differentiation from our competition to fuel organic growth is by focusing on “HOW” we deliver our products and services. When we promise our customers that "It’s Just Better Here," more than anything, it refers to the care and responsiveness our employees provide to each and every customer. Teamwork is key to our success. Many of our employees have been a part of HomeTrust Bank for decades, while a significant number of employees have more recently brought their industry knowledge and expertise to us through internal growth and acquisition, reflecting their desire to be a part of a high performing team that works well together to make a difference for customers. Our culture includes relationship training and coaching with respect to banking and adding value to our customers. This “culture model” includes four key principles:

•	making a difference for customers every day is fun and rewarding;

•	success is built on relationships;

•	we must continually add value to relationships with our customers and with each other; and

•	we need to grow ourselves and our ability to make a difference and add value to relationships.
In implementing these principles, the directors, management team, and employees work to support local nonprofit and community organizations and strive to provide critical services to meet the financial needs of our customers and improve the quality of life for individuals and businesses in our communities. We support affordable housing and education initiatives to help build healthy communities through both financial assistance and employees volunteering thousands of hours annually in their local markets. We believe the opportunity to stay close to our customers gives us a unique position in the banking industry as compared to our larger competitors and we are committed to continuing to build strong relationships with our employees, customers, and communities for generations to come.

Lending Activities
The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and allowances for losses) at the dates indicated.

	At June 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Retail consumer loans:
One-to-four family	$623,701	34.04%	$650,750	38.61%	$660,630	44.09%	$602,980	51.69%	$620,486	50.36%
Home equity - originated	163,293	8.91	161,204	9.56	148,379	9.90	125,676	10.77	143,052	11.61
Home equity - purchased	144,377	7.88	72,010	4.27	—	—	—	—	—	—
Construction and land/lots	38,102	2.08	45,931	2.73	59,249	3.95	51,546	4.42	53,572	4.35
Indirect auto finance	108,478	5.92	52,494	3.11	8,833	0.59	—	—	—	—
Consumer	4,635	0.25	3,708	0.22	6,331	0.42	3,349	0.29	3,819	0.31
Total retail consumer loans	1,082,586	59.08%	986,097	58.50%	883,422	58.95%	783,551	67.17%	820,929	66.63%
Commercial loans:
Commercial real estate	486,561	26.55%	441,620	26.20%	377,769	25.21%	231,086	19.81%	238,644	19.37%
Construction and development	86,840	4.74	64,573	3.83	56,457	3.78	23,994	2.06	42,362	3.44
Commercial and industrial	73,289	4.00	84,820	5.03	74,435	4.97	11,452	0.98	14,578	1.18
Municipal leases	103,183	5.63	108,574	6.44	106,215	7.09	116,377	9.98	115,516	9.38
Total commercial loans	749,873	40.92%	699,587	41.50%	614,876	41.05%	382,909	32.83%	411,100	33.37%
Total loans	1,832,459	100.00%	1,685,684	100.00%	1,498,298	100.00%	1,166,460	100.00%	1,232,029	100.00%
Less:
Deferred costs (fees), net	372		23		(1,340)		(2,277)		(2,984)
Allowance for losses	(21,292)		(22,374)		(23,429)		(32,073)		(35,100)
Total loans receivable, net	$1,811,539		$1,663,333		$1,473,529		$1,132,110		$1,193,945

The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and allowances for loan losses) at the dates indicated.

	At June 30,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:	(Dollars in thousands)
Retail consumer loans:
One-to-four family	$326,347	17.8%	$351,904	20.9%	$351,155	23.4%
Construction and land/lots	27,907	1.5	32,685	1.9	37,484	2.5
Indirect auto finance	108,478	5.9	52,494	3.1	8,833	0.6
Consumer	4,620	0.3	3,658	0.2	6,078	0.4
Commercial loans:
Commercial real estate	303,854	16.6	319,593	19.0	258,272	17.2
Construction and development	29,204	1.6	36,962	2.2	36,070	2.4
Commercial and industrial	42,874	2.3	46,126	2.7	40,606	2.7
Municipal leases	103,183	5.6	108,574	6.5	106,215	7.1
Total fixed-rate loans	946,467	51.7%	951,996	56.5%	844,713	56.4%
Adjustable-rate loans:
Retail consumer loans:
One-to-four family	297,354	16.2%	298,846	17.7%	309,475	20.7%
Home equity - originated	163,293	8.9	161,204	9.6	148,379	9.9
Home equity - purchased	144,377	7.9	72,010	4.3	—	—
Construction and land/lots	10,195	0.6	13,246	0.8	21,765	1.5
Consumer	15	—	50	—	253	—
Commercial loans:
Commercial real estate	182,707	10.0	122,027	7.2	119,497	8.0
Construction and development	57,636	3.1	27,611	1.6	20,387	1.4
Commercial and industrial	30,415	1.7	38,694	2.3	33,829	2.3
Total adjustable-rate loans	885,992	48.3%	733,688	43.5%	653,585	43.6%
Total loans	1,832,459	100.0%	1,685,684	100.0%	1,498,298	100.0%
Less:
Deferred costs (fees), net	372		23		(1,340)
Allowance for losses	(21,292)		(22,374)		(23,429)
Total loans receivable, net	$1,811,539		$1,663,333		$1,473,529
The increase in loans since 2015 was primarily due to organic loan growth, especially the origination of indirect auto finance loans, commercial real estate, and construction and development loans and the purchase of home equity loans. For further discussion, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report.

Loan Maturity.  The following table sets forth certain information at June 30, 2016 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Retail Consumer
	Due During Years Ending June 30,
	2017	2018	2019	2020 to 2021	2022 to 2025	2026 to 2030	2031 and following	Total
	(Dollars in thousands)
One-to-four family
Amount	$12,459	11,363	10,747	42,071	56,692	132,381	357,988	$623,701
Weighted Average Rate	5.32%	4.96%	5.11%	4.35%	4.32%	3.68%	4.25%	4.19%
Home equity - originated
Amount	$2,707	6,015	6,379	14,059	50,383	30,001	53,749	$163,293
Weighted Average Rate	3.87%	4.02%	4.26%	4.97%	4.06%	4.13%	3.65%	4.02%
Home equity - purchased
Amount	$—	—	—	—	—	—	144,377	$144,377
Weighted Average Rate	—%	—%	—%	—%	—%	—%	3.28%	3.28%
Construction and land/lots
Amount	$440	337	818	780	4,671	8,075	22,981	$38,102
Weighted Average Rate	4.76%	6.79%	6.34%	5.88%	5.94%	6.03%	4.07%	4.83%
Indirect auto finance
Amount	$28	428	1,919	32,700	73,403	—	—	$108,478
Weighted Average Rate	3.24%	3.16%	3.51%	3.19%	2.93%	—%	—%	3.02%
Consumer
Amount	$201	272	293	1,148	589	94	2,038	$4,635
Weighted Average Rate	5.75%	4.93%	4.72%	4.76%	4.15%	3.85%	17.53%	6.68%

	Commercial Loans
	Due During Years Ending June 30,
	2017	2018	2019	2020 to 2021	2022 to 2025	2026 to 2030	2031 and following	Total
	(Dollars in thousands)
Commercial real estate
Amount	37,345	51,930	65,716	180,490	94,683	36,523	19,874	$486,561
Weighted Average Rate	5.01%	4.30%	4.13%	3.91%	3.57%	3.65%	4.18%	3.99%
Construction and development
Amount	34,206	13,002	12,829	14,993	7,721	3,783	306	$86,840
Weighted Average Rate	4.15%	4.27%	4.22%	3.61%	3.71%	3.61%	7.00%	4.05%
Commercial and industrial
Amount	21,165	9,326	8,941	18,078	7,050	1,521	7,208	$73,289
Weighted Average Rate	4.39%	4.50%	3.85%	4.07%	3.87%	2.96%	4.82%	4.22%
Municipal leases(1)
Amount	324	1,163	2,857	7,397	15,713	44,451	31,278	$103,183
Weighted Average Rate	6.50%	6.69%	4.73%	4.84%	5.72%	5.86%	6.28%	5.87%

	Total
	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending June 30,
2017	$108,875	4.63%
2018	93,836	4.41
2019	110,499	4.25
2020 to 2021	311,716	3.97
2022 to 2025	310,905	3.79
2026 to 2030	256,829	4.17
2031 and following	639,799	4.09
Total	$1,832,459	4.09%
_________________________________________________________

(1)	The weighted average rate of municipal loans is adjusted for a 34% federal income tax rate since the interest income from these leases is tax exempt.
The total amount of loans due after June 30, 2017, which have predetermined interest rates is $900.0 million, while the total amount of loans due after such dates which have adjustable interest rates is $823.6 million.
Lending Authority.  Residential real estate loans up to $750,000 may be approved at varying levels by certain officers of the Bank. Our Chief Credit Officer may approve loans up to $7.5 million. Loan relationships in excess of $7.5 million in total credit exposure must be approved by our Senior Loan Committee. Loans outside our general underwriting guidelines generally must be approved by the Chief Credit Officer, Chief Banking Officer, a Senior Credit Officer, or Mortgage Fulfillment Manager for residential loans. Certain other bank officers may approve loans outside of our general underwriting guidelines on a limited basis and generally at a lower amount. Lending authority is also granted to certain other bank officers at lower amounts, generally up to $500,000 in total credit exposure for real estate secured loan relationships, provided the loan does not have a Criticized or Classified risk grade.
Beginning in fiscal 2008, we implemented more stringent underwriting policies and procedures related to residential lending which we have maintained and continuously update to ensure originations meet both our investment and asset quality objectives. The additional emphasis on a borrower’s ongoing ability to repay a loan by requiring lower debt to income ratios, higher credit scores, and lower loan to value ratios has increased our overall asset quality. By adhering to these stringent policies and procedures the percentage of one-to-four family residential loans and home equity lines of credit made to borrowers with a credit score greater than 675 has increased to 98.5% in fiscal 2016 from 78.6% during fiscal 2007.
At June 30, 2016, the maximum amount under federal regulation that we could lend to any one borrower and the borrower’s related entities was approximately $45.3 million. Our five largest lending relationships are with commercial borrowers and totaled approximately $65.8 million in the aggregate, or 3.6% of our $1.83 billion loan portfolio at June 30, 2016. The largest lending relationship at June 30, 2016 consisted of seven loans totaling approximately $17.1 million. The largest loan in this relationship had an outstanding balance of $5.0 million as of June 30, 2016 and was secured by a non-owner-occupied retail property located in Union County, NC. The remaining relationship exposure primarily consisted of various non-owner-occupied commercial real estate properties located throughout North Carolina which are leased to national tenants. At June 30, 2016, these loans were performing in accordance with their original repayment terms.
The second largest lending relationship at June 30, 2016 was approximately $16.3 million consisting of 21 loans. The largest loan in this relationship at June 30, 2016 had an outstanding balance of $2.7 million and was secured by a multi-tenant retail property located in Buncombe County, NC. The remaining relationship exposure primarily consisted of non-owner-occupied retail, office, and industrial properties located in Buncombe County, NC. At June 30, 2016 these loans were performing in accordance with their original repayment terms.
The third largest lending relationship at June 30, 2016 was approximately $14.9 million consisting of nine loans, the largest of which had an outstanding balance of $5.7 million and is secured by a multi-family property in East Tennessee. The remaining loans are secured by retail, office, and industrial properties located in East Tennessee. At June 30, 2016, all loans in the relationship were performing in accordance with their original repayment terms.
The fourth largest lending relationship at June 30, 2016 was approximately $9.1 million consisting of eight loans, the largest of which had an outstanding balance of $2.2 million and is secured by a non-owner-occupied retail strip center located in Mecklenburg County, NC. At June 30, 2016, all loans in the relationship were performing in accordance with their original repayment terms.
The fifth largest lending relationship at June 30, 2016 was approximately $8.5 million consisting of eight loans, the largest of which had an outstanding balance of $3.6 million and is secured by six owner-occupied child care centers and a residential quadplex rental property in Southwest Virginia. The remaining loans are secured by single family rental properties, and non-owner occupied retail and office properties located in Southwest Virginia, Western North Carolina and East Tennessee. As of June 30, 2016 these loans were performing in accordance with their original repayment terms.

Retail Consumer Loans
One-to-Four Family Real Estate Lending. We originate loans secured by first mortgages on one-to-four family residences typically for the purchase or refinance of owner-occupied primary or secondary residences located primarily in our market areas. We originate one-to-four family residential mortgage loans primarily through referrals from real estate agents, builders, and from existing customers. Walk-in customers are also important sources of loan originations. At June 30, 2016, $623.7 million, or 34.0%, of our loan portfolio consisted of loans secured by one-to-four family residences.
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
The majority of our one-to-four family residential loans are originated with fixed rates and have terms of ten to 30 years. At June 30, 2016 our one-to-four family residential loan portfolio included $326.3 million in fixed rate loans, of which $49.0 million were ten year fixed rate loans. We generally originate fixed rate mortgage loans with terms greater than 15 years for sale to various secondary market investors on a servicing released basis. We also originate adjustable-rate mortgage, or ARM, loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin. Most of our ARM loans are hybrid loans, which after an initial fixed rate period of one, five, or seven years will convert to an annual adjustable interest rate for the remaining term of the loan. Our ARM loans have terms up to 30 years. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our asset/liability management objectives. Our ARM loans generally have a floor interest rate set at the initial interest rate, and a cap of two percentage points on rate adjustments during any one year and six percentage points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.
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
Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average size of our one-to-four family residential loans was $108,381 at June 30, 2016.
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
Property appraisals on real estate securing our one-to-four family loans in excess of $250,000 that are not originated for sale are made by a state-licensed or state-certified independent appraiser approved by the board of directors. Appraisals are performed in accordance with applicable regulations and policies. For loans that are less than $250,000, we may use the tax assessed value, broker price opinions, and/or a property inspection in lieu of an appraisal. We generally require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to-four family loans. We do not originate permanent one-to-four family mortgage loans with a negatively amortizing payment schedule, and currently do not offer interest-only mortgage loans. We have not typically originated stated income or low or no documentation one-to-four family loans. At June 30, 2016, $4.8 million of our one-to-four family loans were interest-only. In connection with the new rules issued by the Consumer Financial Protection Bureau ("CFPB"), which includes a definition for “qualified mortgage” loans based on the borrower’s ability to repay the loan, we believe that substantially all of the mortgage loans approved by us meet this standard.
At June 30, 2016, $91.6 million of our one-to-four family loan portfolio consisted of loans secured by non-owner occupied residential properties. Loans secured by residential rental properties represent a unique credit risk to us and, as a result, we adhere to specific underwriting guidelines for such loans. Additionally, we have established specific loan portfolio concentration limits for loans secured by residential rental property to prevent excessive credit risk that could result from an elevated concentration of these loans. A primary risk factor in non-owner occupied residential real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the successful operation and management of the properties, as well as, the ability of tenants to pay rent. As a result, repayment of such loans may be subject to adverse economic conditions and unemployment trends, and may be sensitive to changes in the supply and demand for such properties. We consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases. We periodically monitor the performance and cash flow sufficiency of certain residential rental property borrowers based on a number of factors such as loan performance, loan size, total borrower credit exposure, and risk grade.
Home Equity Lines of Credit.  Our originated home equity lines of credit ("HELOCs"), consisting of adjustable-rate lines of credit, have been the second largest component of our retail loan portfolio over the past several years. At June 30, 2016, HELOCs-originated totaled $163.3 million or 8.9% of our loan portfolio of which $77.3 million was secured by a first lien on owner-occupied residential property. The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, typically up to 85% of the value of the property securing the loan (less any prior mortgage loans) with an adjustable-rate of interest based on The Wall Street Journal prime rate plus a margin. Currently, our home equity line of credit floor interest rate is dependent on the overall loan to value, and has a cap of 18% above the floor rate over the life of the loan. Originated HELOCs generally have up to a 15-year draw period and amounts may be reborrowed after payment at any time during the draw period. Once the draw period has lapsed, the payment is amortized over a 15-year period based on the loan balance at that time. At June 30, 2016, unfunded commitments on these lines of credit totaled $167.1 million.
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
In December 2014, the Company began purchasing HELOCs originated by other financial institutions. At June 30, 2016, HELOCs-purchased totaled $144.4 million, or 7.9% of our loan portfolio. Unfunded commitments on these lines of credit were $24.8 million at June 30, 2016. The credit risk characteristics are different for these loans since they were not originated by the Company and the collateral is located outside the Company’s market area, primarily in several western states. All of these loans were originated in 2012 or later and had an average FICO score of 740 and loan to values of less than 90% at origination. The Company has established an allowance for loan losses based on the historical losses in the states where these loans were originated. The Company will monitor the performance of these loans and adjust the allowance for loan losses as necessary.
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
At June 30, 2016, our construction and land/lot loan portfolio was $38.1 million compared to $45.9 million at June 30, 2015. At June 30, 2016, unfunded loan commitments totaled $27.9 million, compared to $27.0 million at June 30, 2015. Construction-to-permanent loans are made for the construction of a one-to-four family property which is intended to be occupied by the borrower as either a primary or secondary residence. Construction-to-permanent loans are originated to the homeowner rather than the homebuilder and are structured to be converted to a first lien fixed- or adjustable-rate permanent loan at the completion of the construction phase. We do not originate construction phase only or junior lien construction-to-permanent loans. The permanent loan is generally underwritten to the same standards as our one-to-four family residential loans and may be held by us for portfolio investment or sold in the secondary market. At June 30, 2016 our construction-to-permanent loans totaled $19.0 million and the average loan size was $131,000. During the construction phase, which typically lasts for six to 12 months, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed based on a percentage of completion. Construction-to-permanent loans require payment of interest only during the construction phase. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. Construction loans may be originated up to 95% of the cost or of the appraised value upon completion, whichever is less; however, we generally do not originate construction loans which exceed the lower of 80% loan to cost or appraised value without securing adequate private mortgage insurance or other form of credit enhancement such as the Federal Housing Administration or other governmental guarantee. We also require general liability, builder’s risk hazard insurance, title insurance, and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) on all construction loans. At June 30, 2016, the largest construction to permanent loan had an outstanding balance of $2.0 million and was performing according to the original repayment terms.
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
Land/lot loans are typically originated in an amount up to 70% of the lower of the purchase price or appraisal, are secured by a first lien on the property, for up to a 20-year term, require payments of interest only and are structured with an adjustable rate of interest on terms similar to our one-to-four family residential mortgage loans. At June 30, 2016, our land/lot loans totaled $19.1 million and the average land/lot loan size was

$56,000. At June 30, 2016, the largest land/lot loan had an outstanding balance of $631,000 and was performing according to the original repayment terms.
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
Indirect Auto Finance. During the middle of fiscal year 2014, we added the origination of indirect auto finance loans to our lending products. As June 30, 2016, our indirect auto finance installment contracts totaled $108.5 million, or 5.9% of our total loan portfolio. As an indirect lender, we market to automobile dealerships, both manufacturer franchised dealerships and independent dealerships, who utilize our origination platform to provide automotive financing through installment contracts on new and used vehicles. As of June 30, 2016, we worked with 59 auto dealerships located in western North Carolina and upstate South Carolina. Working with strong dealerships within our market area provides us with the opportunity to actively deepen customer relationships through cross-selling opportunities, as 86.0% of our indirect auto finance loans are originated to noncustomers.
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
Our underwriting guidelines for indirect auto loans adhere to no specific loan-to-value ratio because the primary focus is on the ability of the borrower to repay the loan rather than the value of the underlying collateral. Our underwriting procedures for indirect auto loans include an evaluation of an applicant's credit profile along with certain applicant specific characteristics to arrive at an estimate of the associated credit risk. Additionally, internal underwriters may also verify an applicant's employment income and/or residency or where appropriate, verify an applicant's payment history directly with the applicant's creditors. We will also generally verify receipt of the automobile and other information directly with the borrower.
Indirect auto finance customers receive a fixed rate loan in an amount and at an interest rate that is commensurate to their FICO credit score, consumer payment credit history, loan term, and based on our underwriting procedures. The amount financed by us will generally be up to the full sales price of the vehicle plus sales tax, dealer preparation fees, license fees and title fees, plus the cost of service and warranty contracts and "GAP" insurance coverage obtained in connection with the vehicle or the financing (such amounts in addition to the sales price, collectively the "Additional Vehicle Costs"). Accordingly, the amount financed by us generally may exceed, depending on the credit score and applicant’s profile, in the case of new vehicles, the manufacturer's suggested retail price of the financed vehicle and the Additional Vehicle Costs. In the case of used vehicles, if the applicant meets our creditworthiness criteria, the amount financed may exceed the vehicle's value as assigned by the NADA Official Used Car Guide, our primary reference source of used cars and the Additional Vehicle Costs.
Our indirect auto portfolio at June 30, 2016, consisted of 5,084 installment loan contracts with a weighted-average contract rate of 4.02%, an average FICO credit score of 744, and an average loan to value ratio of 105.28% based on wholesale dealer invoice on new cars and the NADA Official Used Car Guide for used cars. Approximately 96% were originated through manufacturer franchised dealerships and approximately 4% were originated through independent dealerships; 54% were contracts on new vehicles and 46% were contracts on used vehicles. The loan term is averaging 71 months which is comparable to national auto industry data.
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
Consumer Lending.  Our consumer loans consist of loans secured by deposits accounts or personal property such as automobiles, boats, and motorcycles, as well as unsecured consumer debt. At June 30, 2016, our consumer loans totaled $4.6 million, or 0.3% of our loan portfolio. We originate our consumer loans primarily in our market areas.
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
Commercial Loans
Commercial Real Estate Lending.  We originate commercial real estate loans, including loans secured by hotels, office space, office/warehouse, retail strip centers, vehicle dealerships, mini-storage facilities, medical and professional buildings, retail sites, and churches located in our market areas. As of June 30, 2016, $486.6 million or 26.6% of our total loan portfolio was secured by commercial real estate property, including multifamily loans totaling $63.9 million, or 3.5% of our total loan portfolio. Of the remaining amount, $168.4 million was identified as owner occupied commercial real estate, and $254.3 million was secured by income producing, or non-owner-occupied commercial real estate. Commercial real estate loans generally are priced at a higher rate of interest than one-to-four family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one-to-four family residential loans. Often payments on loans secured by commercial or multi-family properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.
The average outstanding loan size in our commercial real estate portfolio was $445,000 as of June 30, 2016. Given the Bank’s recent expansions into new mid-sized metropolitan areas, the Bank’s commercial focus is on developing and fostering strong banking relationships with small to mid-size clients within our market area. At June 30, 2016, the largest commercial real estate loan in our portfolio was to a local borrower in Charlotte, NC for $7.8 million, secured by a multi-tenant office building in Knoxville, TN. Our largest multi-family loan as of June 30, 2016 was a 95 unit townhouse complex on approximately 7.25 acres in Morristown, Tennessee with an outstanding balance of $5.7 million. Both of these loans were performing according to their original repayment terms as of June 30, 2016.
We offer both fixed- and adjustable-rate commercial real estate loans. Our commercial real estate mortgage loans generally include a balloon maturity of five years or less. Amortization terms are generally limited to 20 years. Adjustable rate based loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, or the one-month London Interbank Offered Rate ("LIBOR"), plus or minus an interest rate margin and rates generally adjust daily. The maximum loan to value ratio for commercial real estate loans is generally up to 80% on purchases and refinances. We require appraisals of all non-owner occupied commercial real estate securing loans in excess of $250,000, and all owner-occupied commercial real estate securing loans in excess of $500,000, performed by independent appraisers. For loans less than these amounts, we may use the tax assessed value, broker price opinions, and/or a property inspection in lieu of an appraisal.
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
Construction and Development Lending. Leading up to the housing crisis that began in late 2007, we had been an active originator of commercial real estate construction loans, more specifically construction and development loans falling into two categories: i) land, lots and development loans, and ii) commercial construction development loans. Given the severity of housing crisis, the Bank made a strategic decision to largely exit both types of loan categories over the past several years. However, our expansion into larger metro markets over the last two years combined with the hiring of experienced commercial real estate relationship managers, credit officers, and the development of a construction risk management group to better manage construction risk, the Bank made a conscience effort to grow the construction and development portfolio. Our land, lots, and development loans are predominately for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes and for the future construction of speculative one-to-four family or commercial real estate. Our commercial construction development loans are for the development of business properties and multi-family dwellings.
At June 30, 2016, our construction and development loans totaled $86.8 million, or 4.7% of our total loan portfolio. At June 30, 2016, $40.0 million or 46.1% of our construction and development loans required interest-only payments. A minimal amount of these construction loans provide for interest payments to be paid out of an interest reserve, which is established in connection with the origination of the loan pursuant to which we will fund the borrower's monthly interest payments and add the payments to the outstanding principal balance of the loan. Unfunded commitments at June 30, 2016 totaled $97.3 million compared to $17.0 million at June 30, 2015. Land acquisition and development loans are included in the construction and development loan portfolio, and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchase and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sale to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans.
Land acquisition and development loans are generally secured by property in our primary market areas. In addition, these loans are secured by a first lien on the property, are generally limited up to 65% of the lower of the acquisition price or the appraised value of the land and generally have a maximum amortization term of ten years with a balloon maturity of up to three years. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste. At June 30, 2016, our land acquisition and development loans in our commercial construction and development portfolio totaled $39.8 million. The largest land acquisition and development loan had an outstanding balance at June 30, 2016 of $2.7 million and was performing according to its repayment terms. The subject loan is secured by residential property under development and is located in Wake County, NC. At June 30, 2016, 12 land acquisition and development loans totaling $1.4 million were on non-accrual status.
Part of our land, lot, and development portfolio consists of speculative construction loans for homes. These homes typically have an average price ranging from $200,000 to $500,000. Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either us or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to fund the debt service on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant period of time after the completion of construction, until a home buyer is identified. Loans to finance the construction of speculative single-family homes and subdivisions are generally offered to experienced builders with proven track records of performance, are qualified using the same standards as other commercial loan credits, and require cash reserves to carry projects through construction completions and sale of the project. These loans require payment of interest-only during the construction phase. At June 30, 2016, loans for the speculative construction of single family properties totaled $20.3 million compared to $8.7 million at June 30, 2015. At June 30, 2016, we had five borrowers with an aggregate outstanding loan balance over $1.0 million which comprise 77.9% of the total balance for the speculative construction of single family properties and secured by properties located in our market areas. At June 30, 2016, no speculative construction loans were on non-accrual status. Unfunded commitments at June 30, 2016 totaled $17.8 million compared to $9.1 million at June 30, 2015.
Commercial construction and construction to permanent loans include multi-family, apartment, retail, office/warehouse and office buildings and are offered on an adjustable interest rate or fixed interest rate basis. Adjustable interest rate based loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, plus or minus an interest rate margin. The initial construction period is generally limited to 12 to 24 months from the date of origination, and amortization terms are generally limited to 20 years; however, amortization terms of up to 25 years may be available for certain property types based on elevated underwriting and qualification criteria. Construction to permanent loans generally include a balloon maturity of five years or less; however, balloon maturities of greater than five years are allowed on a limited basis depending on factors such as property type, amortization term, lease terms, pricing, or the availability of credit enhancements. Construction loan proceeds are disbursed commensurate with the percentage of completion of work in place, as documented by periodic internal or third party inspections. The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised post-construction value. Disbursement of funds is at our sole discretion and is based on the progress of construction. At June 30, 2016 we had $26.7 million of non-residential construction loans included in our commercial construction and development loan portfolio.
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
Construction and development lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than the rates and fees generated by our single-family permanent mortgage lending.
For the reasons set forth below, construction and development lending involves additional risks when compared with permanent residential lending. Our construction and development loans are based upon estimates of costs in relation to values associated with the completed project. Funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in the demand, such as for new housing, and higher than anticipated building costs may cause actual results to vary significantly from those estimated. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project.
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

Commercial and industrial loans typically have shorter maturity terms and higher interest rates than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market areas. At June 30, 2016, commercial and industrial loans totaled $73.3 million, which represented 4.0% of our total loan portfolio. Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.
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
At June 30, 2016, municipal leases totaled $103.2 million, which represented 5.6% of our total loan portfolio. At that date, $37.8 million, or 36.8% of our municipal leases were secured by fire trucks, $23.5 million, or 22.9%, were secured by firehouses, $39.5 million or 38.4%, were secured by both, with the remaining $2.4 million or 1.9% secured by miscellaneous firefighting equipment. At June 30, 2016, the average outstanding municipal lease size was $353,000. These loans are our highest yielding loans since the interest earned is tax-exempt, and this portfolio has the lowest delinquency rate of any of our loan types.
Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for such purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2016, $3.0 million of our municipal leases contained a non-appropriation clause.
Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market area. Demand is affected by competition and the interest rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. We do not generally purchase loans or loan participations except for municipal leases and HELOCs. We actively sell the majority of our long-term fixed-rate residential first mortgage loans to the secondary market at the time of origination and retain our adjustable-rate residential mortgages and fixed-rate mortgages with terms to maturity less than or equal to 15 years and other consumer and commercial loans. During the years ended June 30, 2016 and 2015 we sold $92.5 million and $81.3 million, respectively, of predominantly one-to-four family loans to the secondary market. We release the servicing on the loans we sell into the secondary market. Loans are generally sold on a non-recourse basis.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Years Ended June 30,
	2016	2015	2014
Originations:(1)
Retail consumer:	(In thousands)
One-to-four family	$173,540	$163,652	$141,743
Home equity - originated	50,406	46,728	30,030
Construction and land/lots	42,493	49,689	49,455
Indirect auto finance	87,844	53,010	9,598
Consumer	4,192	3,113	3,294
Commercial loans:
Commercial real estate	137,660	112,349	35,773
Construction and development	164,945	47,955	13,389
Commercial and industrial	22,933	34,583	18,960
Total loans originated	$684,013	$511,079	$302,242
Purchases:
Retail consumer:
Home equity - purchased	$109,045	$79,039	$—
Commercial loans:
Commercial real estate	489	648	330
Municipal leases	11,118	15,282	15,814
Loans acquired through business combination	—	87,529	377,093
Total loans purchased or acquired	$120,652	$182,498	$393,237
Sales and repayments:
Retail consumer:
One-to-four family	$92,054	$73,474	$85,829
Home equity - originated	15	—	117
Construction and land/lots	—	—	219
Consumer	1	—	27
Commercial loans:
Commercial real estate	89	6,386	427
Construction and development	44	805	213
Commercial and industrial	287	594	—
Total sales	92,490	81,259	86,832
Principal repayments	565,142	420,232	284,535
Total reductions	$657,632	$501,491	$371,367
Net increase	$147,033	$192,086	$324,112
________________________________________________

(1)	Originations include one-to-four loans originated for sale of $92.0 million, $74.4 million, and $73.5 million for years ended June 30, 2016, 2015, and 2014, respectively.
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
Delinquent commercial loans are initially handled by the relationship manager of the loan, who is responsible for contacting the borrower. Larger problem commercial loans are transferred to the Bank's Special Assets Department for resolution or collection activities. The Special Assets Department may work with the commercial relationship managers to see that the necessary steps are taken to collect delinquent loans, while ensuring that standard default notices and letters are mailed to the borrower. If a commercial loan becomes more problematic, or goes 90 days past the due date, a Special Assets officer will take over the loan for further collection activities including any legal action that may be necessary. If an acceptable workout or disposition plan of a delinquent commercial loan cannot be reached, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.
The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 2016.

	Loans Delinquent For:
							Total Loans Delinquent
	30-89 Days			90 Days and Over			30 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Retail consumer loans:
One-to-four family	54	$3,514	0.56%	65	$5,476	0.88%	119	$8,990	1.44%
Home equity - originated	4	220	0.13	12	377	0.23	16	597	0.37
Construction and land/lots	2	100	0.26	6	119	0.31	8	219	0.57
Indirect auto finance	8	182	0.17	1	—	—	9	182	0.17
Consumer	3	4	0.09	7	4	0.09	10	8	0.17
Commercial loans:
Commercial real estate	10	1,436	0.30	14	3,353	0.69	24	4,789	0.98
Construction and development	2	371	0.43	11	1,296	1.49	13	1,667	1.92
Commercial and industrial	3	216	0.29	36	2,819	3.85	39	3,035	4.14
Total	86	$6,043	0.33%	152	$13,444	0.73%	238	$19,487	1.06%
Nonperforming Assets.  Nonperforming assets were $24.5 million, or 0.90% of total assets at June 30, 2016, compared to $31.9 million, or 1.15%, at June 30, 2015.
Over the past several years we have significantly improved our risk profile by aggressively managing and reducing our problem assets. We continue to believe our level of nonperforming assets is manageable, and we believe that we have sufficient capital and human resources to manage the collection of our nonperforming assets in an orderly fashion. However, our operating results could be adversely impacted if we are unable to significantly manage our nonperforming assets.
Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. Troubled debt restructurings are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. During the fiscal year ended June 30, 2016, 55 loans for $6.1 million were modified from their original terms and were identified in our asset quality reports as a troubled debt restructuring. This compares to 46 loans for $6.3 million that were modified in the fiscal year ended June 30, 2015. As of June 30, 2016, the outstanding balance of troubled debt restructured loans was $33.7 million, comprised of 366 loans as compared to $31.0 million comprised of 289 loans at June 30, 2015.
Once a nonaccruing troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, the troubled debt restructuring is removed from nonaccrual status. At June 30, 2016, $4.6 million of troubled debt restructurings were classified as nonaccrual, including $1.2 million of construction and development loans, the largest of which was $1.0 million. As of June 30, 2016, $28.3 million, or 84.0% of the restructured loans have a current payment status as compared to $21.9 million, or 57.9% at June 30, 2015. Performing troubled debt restructurings increased $6.4 million, or 29.1%, from June 30, 2015 to June 30, 2016. The table below sets forth the amounts and categories of nonperforming assets.

	At June 30,
	2016	2015	2014	2013	2012
Nonaccruing loans:(1) Retail consumer loans:	(In thousands)
One-to-four family	$9,192	$10,523	$14,917	$29,811	$27,659
Home equity - originated	1,026	1,856	2,749	3,793	4,781
Home equity - purchased	—	—	—	—	—
Construction and land/lots	188	465	443	2,172	3,437
Indirect auto finance	20	—	—	—	—
Consumer	15	49	27	42	76
Commercial loans:
Commercial real estate	3,222	5,103	12,953	21,149	15,008
Construction and development	1,417	3,461	5,697	10,172	12,583
Commercial and industrial	3,019	3,081	1,134	1,422	637
Municipal leases	419	316	—	—	—
Total nonaccruing loans	18,518	24,854	37,920	68,561	64,181
Real Estate Owned assets:
Retail consumer loans:
One-to-four family	794	1,613	3,876	4,276	7,297
Home equity - originated	30	20	627	642	—
Home equity - purchased	—	—	—	—	—
Construction and land/lots	846	1,096	1,613	1,861	1,616
Indirect auto finance	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial loans:
Commercial real estate	1,211	978	3,820	2,016	2,449
Construction and development	3,075	3,317	4,725	2,943	4,768
Commercial and industrial	—	—	—	—	—
Municipal leases	—	—	—	—	—
Total foreclosed assets	5,956	7,024	14,661	11,738	16,130
Total nonperforming assets	$24,474	$31,878	$52,581	$80,299	$80,311
Total nonperforming assets as a percentage of total assets	0.90%	1.15%	2.53%	5.07%	4.67%
Performing Troubled Debt Restructurings	$28,263	$21,891	$22,179	$14,012	$20,588
_______________________________________

(1)
Purchased credit impaired ("PCI") loans totaling $6,607 at June 30, 2016, $8,158 at June 30, 2015, and $9,091 at June 30, 2014 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. There were no PCI loans prior to 2014.

For the years ended June 30, 2016 and 2015, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $1.2 million and $2.0 million, respectively. The amount that was included in interest income on such loans was $1.1 million and $2.7 million, respectively. At June 30, 2016, $24.3 million in impaired loans were individually evaluated for impairment; $686,000 of the allowance for loan losses was allocated to these individually impaired loans at period-end. A loan is impaired when it is probable, based on current information and events, that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreements. Troubled debt restructurings are also considered impaired. Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.
We record real estate owned ("REO") (property acquired through a lending relationship) at fair value less cost to sell on a non-recurring basis. All REO properties are recorded at amounts which are equal to the lower of the related loan balance or the fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the years ended June 30, 2016 and 2015, we recognized $318,000 and $406,000, respectively, of REO impairment charges.

Within our nonaccruing loans, as of June 30, 2016 we had a total of three nonaccrual lending relationships, each with aggregate loan exposures in excess of $1.0 million that collectively comprised $3.1 million, or 16.7% of our total nonaccruing loans. The single largest relationship was $1.1 million at that date. Our nonaccruing loan exposures in excess of $1.0 million are included in the following table (dollars in thousands):

Amount	Percent of Total Nonaccruing Loans	Collateral Securing the Indebtedness	Geographic Location
$1,072	5.79%	1st Lien on one-to-four family residential real estate	Rutherford County, NC
1,022	5.52	1st Lien on improved commercial land	Buncombe County, NC
1,000	5.40	1st Lien on business equipment	Sullivan County, TN
$3,094	16.71%
At June 30, 2016, we had $6.0 million of REO, the largest of which had a book value of $877,000 and is related to a commercial/residential construction and development project located in Duncan, SC. The second and third largest REO properties at June 30, 2016 consist of undeveloped land located in Anderson County, TN and commercial real estate located in Boiling Springs, NC with book values of $756,000 and $648,000, respectively. At June 30, 2016 all other REO properties have individual book values of less than $400,000.
REO decreased $1.1 million, to $6.0 million at June 30, 2016 primarily due to the sale of $3.0 million in REO, partially offset by $2.2 million in transfers from loans. The total balance of REO included $3.9 million in land, construction and development projects (both residential and commercial), $1.2 million in commercial real estate, and $824,000 in single-family homes at June 30, 2016.
In fiscal 2016, we liquidated $6.3 million in REO based on contractual loan values at the time of foreclosure, realizing $2.8 million in net proceeds, or 44.2%, of the foreclosed contractual loan balances. As of June 30, 2016, the book value of our REO, expressed as a percentage of the related contractual loan balances at the time the properties were transferred to REO was 38.1%.
Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of June 30, 2016, there were 491 accruing loans totaling $59.6 million with respect to which known information about the possible credit problems of the borrowers have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories. These loans have been considered in management’s determination of our allowance for loan losses.
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

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at June 30, 2016, our classified assets (consisting of $53.0 million of loans and $6.0 million of REO) totaled $58.9 million, or 2.17%, of our assets, of which $18.5 million was included in nonaccruing loans. The aggregate amounts of our classified assets and special mention loans at the dates indicated (as determined by management), were as follows:

		At June 30,
		2016	2015
	Classified Assets:	(In thousands)
	Loss	$48	$56
	Doubtful	1,375	2,539
Substandard	– performing	33,826	48,271
	– nonaccruing	17,704	23,243
	Total classified loans	52,953	74,109
	REO	5,956	7,024
	Total classified assets	58,909	81,133
	Special mention loans	25,144	36,972
	Total classified assets and special mention loans	$84,053	$118,105
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
In recent years, home and lot sales activity and real estate values have improved along with general economic conditions in our market areas resulting in materially lower loan charge-offs and nonaccruing loans than in prior fiscal years. Proactively managing our loan portfolio and aggressively resolving troubled assets has been and will continue to be a primary focus for us. As a result, our nonperforming assets declined substantially over the last two years. At June 30, 2016, our nonaccruing loans decreased to $18.5 million as compared to $24.9 million at June 30, 2015, and $37.9 million at June 30, 2014. At June 30, 2016, $8.1 million, or 43.7%, of our total nonaccruing loans were current on their loan payments as compared to $8.5 million, or 34.3%, of total nonaccruing loans at June 30, 2015. During fiscal 2016 classified assets decreased $22.2 million, or 27.4%, to $58.9 million and delinquent loans (loans delinquent 30 days or more) decreased $10.4 million, or 34.7%, to $19.5 million at June 30, 2016. There were $1.1 million and $1.2 million in net loan charge-offs during the fiscal years ended June 30, 2016 and 2015, respectively. There was no provision for loan losses during fiscal 2016 as compared to $150,000 during fiscal 2015. We did not record a loan loss provision in fiscal 2016 as our improved risk profile, as indicated by the improvement in our key credit quality metrics, offset any additional allowance that might have been required to cover loan growth. Although we continue to actively engage our borrowers in resolving remaining problem assets, future additions to our allowance for loan losses will be meaningfully influenced by the course of economic conditions in our primary market areas as well as the national economy.
At June 30, 2016, our allowance for loan losses was $21.3 million, or 1.16%, of our total loan portfolio, and 115.0% of total nonaccruing loans. Excluding loans acquired, which have been recorded at fair value with an appropriate credit discount, the allowance for loan losses was 1.32% of total loans at June 30, 2016. Management’s estimation of an appropriate allowance for loan losses is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. The level of allowance is based on estimates and the ultimate losses may vary from these estimates. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received. In the opinion of management, the allowance, when taken as a whole, reflects estimated loan losses in our loan portfolio.
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
Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, the Federal Reserve and the NCCOB as an integral part of their examination process periodically review our loan and REO portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The regulators may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on their review of information available at the time of the examination, which would negatively affect our earnings.

The following table summarizes the distribution of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2016		2015		2014		2013		2012
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:
Retail consumer loans:
One-to-four family	$6,595	34.04%	$7,990	38.61%	$10,527	44.09%	$15,098	51.69%	$14,557	50.36%
Home equity - originated	1,997	8.91	1,777	9.56	2,487	9.90	3,827	10.77	3,531	11.61
Home equity - purchased	558	7.88	432	4.27	—	—	—	—	—	—
Construction and land/lots	1,344	2.08	1,822	2.73	2,420	3.95	2,890	4.42	2,955	4.35
Indirect auto finance	1,016	5.92	464	3.11	113	0.59	—	—	—	—
Consumer	61	0.25	128	0.22	184	0.42	138	0.29	129	0.31
Commercial loans:
Commercial real estate	6,430	26.55	6,339	26.20	5,439	25.21	6,583	19.81	6,454	19.37
Construction and development	1,908	4.74	1,581	3.83	1,241	3.78	2,399	2.06	6,253	3.44
Commercial and industrial	721	4.00	1,104	5.03	249	4.97	156	0.98	315	1.18
Municipal leases	662	5.63	737	6.44	769	7.09	982	9.98	906	9.38
Total loans	$21,292	100.00%	$22,374	100.00%	$23,429	100.00%	$32,073	100.00%	$35,100	100.00%

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Years Ended June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period:	$22,374	$23,429	$32,073	$35,100	$50,140
Provision for (recovery of) loan losses	—	150	(6,300)	1,100	15,600
Charge-offs:
Retail consumer loans:
One-to-four family	799	1,878	3,269	1,855	9,355
Home equity - originated	94	551	330	1,023	3,573
Construction and land/lots	321	483	804	770	3,690
Indirect auto finance	281	107	—	—	—
Consumer	168	274	33	67	131
Total retail consumer loans	1,663	3,293	4,436	3,715	16,749
Commercial loans:
Commercial real estate	200	704	413	1,624	3,083
Construction and development	259	368	377	1,568	12,770
Commercial and industrial	1,582	495	110	84	210
Municipal leases	—	—	—	—	—
Total commercial loans	2,041	1,567	900	3,276	16,063
Total charge-offs	3,704	4,860	5,336	6,991	32,812
Recoveries:
Retail consumer loans:
One-to-four family	683	758	875	617	120
Home equity - originated	157	231	153	95	59
Construction and land/lots	44	95	624	137	183
Indirect auto finance	58	34	—	—	—
Consumer	292	91	10	5	—
Total retail consumer loans	1,234	1,209	1,662	854	362
Commercial loans:
Commercial real estate	883	479	120	252	1,202
Construction and development	265	1,311	1,052	1,656	516
Commercial and industrial	240	656	159	102	92
Municipal leases	—	—	—	—	—
Total commercial loans	1,388	2,446	1,331	2,010	1,810
Total recoveries	2,622	3,655	2,993	2,864	2,172
Net charge-offs	1,082	1,205	2,343	4,127	30,640
Balance at end of period	$21,292	$22,374	$23,429	$32,073	$35,100
Net charge-offs during the period to average loans outstanding during the period (1)	0.06%	0.07%	0.19%	0.34%	2.34%
Net charge-offs during the period to average non-performing assets (1)	3.77%	2.89%	3.40%	4.99%	38.73%
Allowance as a percentage of nonperforming assets	87.00%	70.19%	44.56%	39.94%	43.71%
Allowance as a percentage of total loans(2)	1.16%	1.33%	1.56%	2.75%	2.85%
______________

(1)	In accordance with regulatory guidance, we charged-off $16.7 million related to impaired loans for which we previously had recorded valuation allowances for the year ended June 30, 2012.

(2)
Excluding loans acquired, which have been recorded at fair value with an appropriate credit discount, the allowance for loan losses was 1.32%, 1.58%, and 2.05% of total loans at June 30, 2016, 2015, and 2014, respectively.

Investment Activities
The Bank invests in various securities based on investment policies that have been approved by our board of directors and adhere to bank regulations. These securities include: United States Treasury obligations, securities of various federal agencies, including mortgage-backed securities, callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, investment grade corporate bonds and commercial paper, federal funds, and limited types of equity securities. See “How We Are Regulated - HomeTrust Bank” for a discussion of additional restrictions on our investment activities.
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
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk, and interest rate risk. At June 30, 2016, our investment portfolio consisted primarily of U.S. government agency securities and mortgage-backed securities all held as available for sale. We currently do not have any investments held to maturity or for trading.
These securities are of high quality, possess minimal credit risk, and have an aggregate market value in excess of total amortized cost as of June 30, 2016. For more information, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” and Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 in this report.
The Company began purchasing commercial paper during fiscal 2015 in conjunction with its short-term leverage strategy, to take advantage of higher returns with relatively low risk, yet remain highly liquid. The commercial paper balance at June 30, 2016 was $229.9 million. Our securities available for sale increased significantly in fiscal 2015 primarily due to the acquisition of ten branch banking locations in Virginia and North Carolina from Bank of America Corporation and additional funds from FHLB borrowings. For more information, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Financial Condition at June 30, 2015 and June 30, 2014” and Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 in this report.
We do not currently participate in hedging programs, stand-alone contracts for interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments and have no present intention to do so. Further, we do not invest in securities which are not rated investment grade.
As a member of the FHLB of Atlanta, we had $23.3 million in stock of the FHLB of Atlanta at June 30, 2016. For the years ended June 30, 2016 and 2015, we received $1.1 million and $562,000, respectively, in dividends from the FHLB of Atlanta. As a member bank of the Federal Reserve, the Bank is required to maintain stock in the Federal Reserve Bank of Richmond ("FRB"). At June 30, 2016 we had $6.2 million in FRB stock. For the years ended June 30, 2016 and 2015, we received $370,000 and $313,000, respectively, in dividends from the FRB.
The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. All securities at the dates indicated have been classified as available for sale. At June 30, 2016, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States government or its agencies or United States government sponsored entities.

	At June 30,
	2016		2015		2014
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available for sale:
U.S. government agencies	$77,356	$77,980	$115,683	$116,071	$38,085	$38,093
Mortgage-backed securities	95,668	97,408	120,294	120,809	111,455	111,436
Municipal bonds	16,242	17,234	16,359	16,678	15,951	16,220
Corporate bonds	7,773	7,967	3,889	3,985	2,912	3,025
Equity securities	63	63	63	63	—	—
Total securities available for sale	197,102	200,652	256,288	257,606	168,403	168,774
FHLB stock	23,304	23,304	22,541	22,541	3,697	3,697
FRB stock	6,182	6,182	6,170	6,170	—	—
Total securities	$226,588	$230,138	$284,999	$286,317	$172,100	$172,471

The composition and contractual maturities of our investment securities portfolio as of June 30, 2016, excluding equity securities, FHLB, and FRB stock, are indicated in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	June 30, 2016
	1 year or less	Over 1 year to 5 years	Over 5 to 10 years	Over 10 years	Total
Securities available for sale:	(Dollars in thousands)
U.S. government agencies:
Amortized cost	$—	$72,970	$4,386	$—	$77,356
Fair value	—	73,334	4,646	—	77,980
Weighted average yield	—%	1.16%	2.56%	—%	1.24%
Mortgage-backed securities
Amortized cost	7	2,185	20,712	72,764	95,668
Fair value	7	2,226	20,937	74,238	97,408
Weighted average yield	2.77%	1.85%	1.58%	2.03%	1.93%
Municipal bonds
Amortized cost	—	4,176	9,104	2,962	16,242
Fair value	—	4,250	9,761	3,223	17,234
Weighted average yield	—%	1.94%	3.50%	3.65%	3.13%
Corporate bonds
Amortized cost	407	2,578	4,788	—	7,773
Fair value	411	2,706	4,850	—	7,967
Weighted average yield	2.65%	4.06%	2.52%	—%	3.04%
Total securities
Amortized cost	$414	$81,909	$38,990	$75,726	$197,039
Fair value	$418	$82,516	$40,194	$77,461	$200,589
Weighted average yield	2.65%	1.31%	2.25%	2.09%	1.80%

Sources of Funds
General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans, and funds provided from operations.
Deposits.  We offer a variety of deposit accounts with a wide range of interest rates and terms to both consumers and businesses. Our deposits consist of savings, money market and demand accounts, and certificates of deposit ("CDs"). We solicit deposits primarily in our market areas. At June 30, 2016, 2015 and 2014, we had $13.6 million, $14.5 million, and $14.9 million in brokered deposits, respectively, which included certificates of deposit made under our participation in the Certificate of Deposit Account Registry Service® (“CDARS”). Through CDARS, we can provide a depositor the ability to place up to $50.0 million on deposit with us while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS network. In return, these financial institutions place customer funds with us on a reciprocal basis. As of June 30, 2016, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 75.4% of total deposits.
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
A large percentage of our deposits are in CDs. Our liquidity could be reduced if a significant amount of CDs, maturing within a short period of time, were not renewed. Historically, a significant portion of our CDs remain with us after they mature and we believe that this will continue. However, the need to retain these time deposits could result in an increase in our cost of funds.

The following table sets forth our deposit flows during the periods indicated.

	Years Ended June 30,
(Dollars in thousands)	2016	2015	2014
Beginning balance	$1,872,126	$1,583,047	$1,154,750
Deposits acquired from business combination	—	422,596	466,463
Net deposits withdrawals	(73,961)	(138,409)	(43,430)
Interest credited	4,531	4,892	5,264
Ending balance	$1,802,696	$1,872,126	$1,583,047
Net increase (decrease)	$(69,430)	$289,079	$428,297
Percent increase (decrease)	(3.71)%	18.26%	37.09%
The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

	2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
(Dollars in thousands)
Transaction and Savings Deposits:
Interest-bearing checking	$403,574	22.39%	$387,379	20.69%	$295,386	18.66%
Noninterest-bearing checking	225,336	12.50	204,050	10.90	123,285	7.79
Savings	210,817	11.70	221,674	11.84	175,974	11.12
Money market	520,320	28.86	481,948	25.74	354,247	22.38
Total non-certificates	$1,360,047	75.45%	$1,295,051	69.18%	$948,892	59.94%
Certificates:
0.00-0.99%	$385,342	21.38%	$473,539	25.29%	$480,437	30.35%
1.00-1.99%	40,841	2.27	64,126	3.43	107,730	6.81
2.00-2.99%	2,760	0.15	24,915	1.33	33,660	2.13
3.00-3.99%	9,275	0.51	10,065	0.54	7,900	0.50
4.00-4.99%	4,427	0.25	4,426	0.24	4,428	0.28
5.00% and over	4	—	4	—	—	—
Total certificates	$442,649	24.55%	$577,075	30.82%	$634,155	40.06%
Total deposits	$1,802,696	100.00%	$1,872,126	100.00%	$1,583,047	100.00%

The following table shows rate and maturity information for our CDs at June 30, 2016

	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	4.00- 4.99%	5.00% or greater	Total	Percent of Total
	(In thousands)
Quarter ending:
September 30, 2016	$153,807	$7,130	$759	$3,998	$—	$—	$165,694	37.6%
December 31, 2016	61,509	6,634	2	2	—	2	68,149	15.4
March 31, 2017	48,608	4,288	—	—	—	—	52,896	11.9
June 30, 2017	34,636	4,150	—	—	—	—	38,786	8.8
September 30, 2017	15,471	4,570	—	3	—	—	20,044	4.5
December 31, 2017	12,128	3,436	—	—	—	—	15,564	3.5
March 31, 2018	7,904	3,728	—	95	—	—	11,727	2.6
June 30, 2018	8,183	1,466	—	51	12	—	9,712	2.2
September 30, 2018	5,989	1,145	—	99	—	—	7,233	1.6
December 31, 2018	5,239	552	5	—	—	—	5,796	1.3
March 31, 2019	3,964	765	—	—	—	—	4,729	1.1
June 30, 2019	3,915	1,499	—	—	—	—	5,414	1.2
Thereafter	23,989	1,478	1,994	5,027	4,415	2	36,905	8.3
Total	$385,342	$40,841	$2,760	$9,275	$4,427	$4	$442,649	100.0%
Percent of total	87.1%	9.2%	0.6%	2.1%	1.0%	—%	100.0%
The following table indicates the amount of our CDs by time remaining until maturity as of June 30, 2016.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
CDs less than $100,000	$95,648	$39,799	$55,384	$66,448	$257,279
CDs of $100,000 or more	68,360	27,399	34,281	48,900	178,940
Public funds(1)	1,686	951	2,017	1,776	6,430
Total certificates of deposit	$165,694	$68,149	$91,682	$117,124	$442,649
_______________________________

(1)	Deposits from government and other public entities.
Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings to manage interest rate risk or as a cost-effective source of funds when they can be invested at a positive interest rate spread for additional capacity to fund loan demand according to our asset/liability management goals. Our borrowings consist of advances from the FHLB of Atlanta. In November 2014, management made a strategic decision to increase our borrowings of low-cost FHLB funds to generate additional net interest income with the proceeds, as well as dividend income from the required purchase of additional FHLB stock.
We may obtain advances from the FHLB of Atlanta upon the security of certain of our mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. As of June 30, 2016, we had $491.0 million in FHLB advances outstanding and the ability to borrow an additional $63.7 million. In addition to FHLB advances, at June 30, 2016 we had a $186.5 million line of credit with the FRB, subject to qualifying collateral, and $60.0 million available through lines of credit with three unaffiliated banks. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for more information about our borrowings.

The following tables set forth information regarding our borrowings at the end of and during the periods indicated.

	Year ended June 30,
	2016	2015	2014
	(Dollars in thousands)
Maximum balance:
Federal Home Loan Bank advances	$507,000	$475,000	$55,939
Average balances:
Federal Home Loan Bank advances	$482,576	$245,464	$6,109
Weighted average interest rate:
Federal Home Loan Bank advances	0.31%	0.20%	0.20%

	At June 30,
	2016	2015	2014
	(Dollars in thousands)
Balance outstanding at end of period:
Federal Home Loan Bank advances	$491,000	$475,000	$50,000
Weighted average interest rate:
Federal Home Loan Bank advances	0.42%	0.20%	0.20%
Subsidiary and Other Activities
HomeTrust Bank has one operating subsidiary, Western North Carolina Service Corporation (“WNCSC”), whose primary purpose is to own several office buildings in Asheville, North Carolina which are leased to HomeTrust Bank. Our capital investment in WNCSC as of June 30, 2016 was $919,000.
Employees
At June 30, 2016, we had a total of 421 full-time employees and 44 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. Management also considers our employees to be a great team of highly engaged, competent and caring people who effectively deliver our brand promise to customers every day that "It's Just Better Here." Their performance creates word-of-mouth referrals that result in the growth of new customers and expanded customer relationships.
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
The Bank is subject to examination and regulation primarily by the NCCOB and the Federal Reserve. This system of regulation and supervision establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of depositors and the FDIC deposit insurance fund. The Bank is periodically examined by the NCCOB and the Federal Reserve to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The NCCOB and the Federal Reserve also regulates the branching authority of the Bank. The Bank’s relationship with its depositors and borrowers is regulated by federal consumer protection laws. The CFPB issues regulations under those laws that the Bank must comply with. The Bank’s relationship with its depositors and borrowers is also regulated by state laws with respect to certain matters, including the enforceability of loan documents.
On August 25, 2014, the Bank converted from a federal savings bank to a national bank. In connection with the conversion of the Bank, HomeTrust Bancshares, Inc. changed from a savings and loan holding company to a bank holding company, regulated under the Bank Holding Company Act ("BHCA"). On December 31, 2015, the Bank converted from a national bank to a North Carolina state-chartered bank and remained a member of the Federal Reserve System. Prior to December 31, 2015, the Bank was regulated by the OCC. In connection with the recent charter change, the Company elected to be treated as a financial holding company.

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
The following summarizes significant aspects of the Dodd-Frank Act that may materially affect the operations and condition of HomeTrust Bank and HomeTrust Bancshares:

•
Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. HomeTrust Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, HomeTrust Bank is generally subject to NCCOB supervision and enforcement with respect to its compliance with federal consumer financial protection laws and CFPB regulations.

•	Bank holding companies are required to serve as a source of strength for their banking subsidiaries.

•	The federal banking agencies were required to promulgate new rules on regulatory capital, for both depository institutions, and their holding companies. These are described below.

•	The prohibition on payment of interest on demand deposits was repealed.

•	Deposit insurance was permanently increased to $250,000.

•
The deposit insurance assessment base for FDIC insurance became the depository institution's total average assets minus the sum of its average tangible equity during the assessment period, rather than the level of deposits.

•
The minimum reserve ratio of the FDIC deposit insurance fund increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10.0 billion.

Regulation of HomeTrust Bank
The Bank is subject to regulation and oversight by the NCCOB and the Federal Reserve extending to all aspects of its operations, including but not limited to requirements concerning an allowance for loan losses, lending and mortgage operations, interest rates received on loans and paid on deposits, the payment of dividends to the Company, loans to officers and directors, mergers and acquisitions, capital, and the opening and closing of branches. See "- Current Capital Requirements for HomeTrust Bank," "-Limitations on Dividends and Other Capital Distributions" and “-New Capital Rules” for additional details.
As a state-chartered institution, the Bank is subject to periodic examinations by the NCCOB and the Federal Reserve. During these examinations, the examiners assess compliance with state banking regulations and the safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure, and employee compensation and benefits. Any institution that fails to comply with these standards must submit a compliance plan.
The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain relationships and common interests. That limit is generally equal to 15% of unimpaired capital and surplus, which was $45.3 million as of June 30, 2016. The limit is increased to 25% for loans fully secured by readily marketable collateral. The Bank has no lending relationships in excess of its lending limit.
The NCCOB and the Federal Reserve have enforcement responsibility over the Bank and the authority to bring actions against the Bank and certain institution-affiliated parties, including officers, directors, and employees, for violations of laws or regulations and for engaging in unsafe and unsound practices. Formal enforcement actions include the issuance of a capital directive or cease and desist order, civil money penalties, removal of officers and/or directors, and receivership or conservatorship of the institution.
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

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio (the ratio of the net worth of the fund to aggregate insured deposits). The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The FDIC is required to offset the effect of the increase in the reserve ratio on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio or DRR, which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR.
Implementing the Dodd-Frank Act requirement that the FDIC’s deposit insurance assessments be based on assets instead of deposits, the FDIC has issued rules specifying that specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible equity. Until the FDIC’s reserve ratio reaches 1.15%, the FDIC assessment rates for an institution with assets of less than $10 billion (like the Bank) generally range from approximately 2.5 basis points to 45 basis points, depending on applicable adjustments. Effective for the quarter beginning July 1, 2016 or the quarter that begins after the reserve ratio reserve ratio reaches 1.15%, the assessment rates for such an institution will range from 3 to 30 basis points, based on the institution’s weighted average CAMELS component ratings and certain financial ratios. These rates are subject to downward adjustment (not below 1.5 basis points) based on the ratio of unsecured debt the institution has issued to its assessment base, and to upward adjustment based on its holdings of unsecured debt issued by other insured institutions. Assessment rates are expected to decrease in the future as the reserve ratio increases in specified increments. To implement the offset requirement, FDIC regulations require that institutions with assets of $10 billion or more pay a surcharge during a temporary period, and smaller institutions will receive certain credits when the reserve ratio reaches 1.38%. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
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
Current Capital Requirements for HomeTrust Bank.  The Bank is required to maintain specified levels of regulatory capital under federal banking regulations. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements.
Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. Under certain circumstances, regulators are required to take certain actions against banks that fail to meet the minimum ratios for an "adequately capitalized institution." Any such institution must submit a capital restoration plan and, until such plan is approved may not increase its assets, acquire another depository institution, establish a branch or engage in any new activities, or make capital distributions.
Beginning on January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital requirements established by the Federal Reserve and adopted by the NCCOB, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, and change what qualifies as capital for purposes of meeting these various capital requirements. The Bank is also required to maintain additional levels of Tier 1 common equity (the capital conservation buffer) over the minimum risk-based capital levels before it may pay dividends, repurchase shares, or pay discretionary bonuses.

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
"Total capital" consists of the sum of an institution's Tier 1 capital and its Tier 2 capital. Tier 2 capital consists generally of certain cumulative and other perpetual preferred stock, certain subordinated debt and other maturing capital instruments, the amount of the institution's allowance for loan and lease losses up to 1.25% of risk-weighted assets and certain unrealized gains on equity securities.
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

In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

Under the FDIC's prompt corrective action regulations, a bank is deemed to be "well-capitalized" when its CET1, Tier 1, total risk-based, and leverage capital ratios are at least 6.5% (new), 8% (increased from 6%), 10% (unchanged), and 5% (unchanged), respectively. A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements. A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6%, and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. See Footnote 18 "Capital" in Part II, Item 8 of this report for additional details.
At June 30, 2016, the Bank was considered a "well-capitalized" institution under both state and federal regulations.
Community Reinvestment and Consumer Protection Laws.  In connection with its deposit-taking, lending and other activities, the Bank is subject to a number of federal laws designed to protect consumers and promote lending to various sectors of the economy and population. The CFPB issues regulations and standards under these federal consumer protection laws, which include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and others. The CFPB has promulgated a number of proposed and final regulations under these laws that will affect our consumer businesses. Among these regulatory initiatives, are final regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards. The Bank is evaluating these recent CFPB regulations and proposals and devotes substantial compliance, legal and operational business resources to ensure compliance with these consumer protection standards. In addition, customer privacy regulations limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties. These regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.
The CRA requires that the Federal Reserve assess the Bank's record in meeting the credit needs of the communities it serves, especially low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." The Bank received an "outstanding" rating in its most recent CRA evaluation.
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
Limitations on Dividends.  NCCOB and the Federal Reserve regulations impose various restrictions on the ability of the Bank to pay dividends. The Bank generally may pay dividends during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, without the approval of the Federal Reserve. If the Bank proposes to pay a dividend that will exceed this limitation, it must obtain the Federal Reserve's prior approval. The Federal Reserve may object to a proposed dividend based on safety and soundness concerns. No insured depository institution may pay a dividend if, after paying the dividend, the institution would be undercapitalized. In addition, as noted above, beginning in 2016, if the Bank does not have the required capital conservation buffer, its ability to pay dividends to HomeTrust Bancshares, Inc. will be limited.

Holding Company Regulation
As a bank holding company under the BHCA, HomeTrust Bancshares, Inc. is subject to regulation, supervision, and examination by the Federal Reserve. The Federal Reserve has enforcement authority with respect to HomeTrust Bancshares, Inc. similar to its enforcement authority over the Bank. Applicable federal law and regulations limit the activities of HomeTrust Bancshares, Inc. and require the approval of (or in some cases, notice to) the Federal Reserve for any acquisition of a subsidiary, including another financial institution or holding company thereof, or a merger or acquisition of HomeTrust Bancshares, Inc. HomeTrust Bancshares, Inc. must serve as a source of strength for the Bank, maintaining the ability to provide financial assistance if the Bank suffers financial distress. These and other Federal Reserve policies may restrict the ability of HomeTrust Bancshares, Inc. to pay dividends. In addition, dividends from HomeTrust Bancshares, Inc. may depend, in part, upon its receipt of dividends from the Bank. As noted below, beginning in 2016, if HomeTrust Bancshares, Inc. does not have the required capital conservation buffer or otherwise meet its new capital requirements, its ability to pay dividends to its stockholders will be limited.
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
Permissible Activities.  The business activities of HomeTrust Bancshares, Inc. are generally limited to those activities permissible for bank holding companies under Section 4(c)(8) of the BHCA, those permitted for a financial holding company under Section 4(f) of the BHCA, and certain additional activities authorized by regulation. The BHCA generally prohibits a financial holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company. A bank holding company must obtain Federal Reserve approval before acquiring directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares).
Capital Requirements for HomeTrust Bancshares.  As a bank holding company, HomeTrust Bancshares, Inc. is subject to the minimum regulatory capital requirements established by the Federal Reserve regulation, which parallels the requirements discussed above under "Current Capital Requirements for HomeTrust Bank." See Footnote 18 "Capital" in Part II, Item 8 of this report for additional details.
At June 30, 2016, the HomeTrust Bancshares, Inc. was considered a "well-capitalized" institution under Federal Reserve regulations.
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
On April 5, 2012, the JOBS Act was signed into law, which contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, (the “Securities Act”), as modified by the JOBS Act. We are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, an exemption from the requirement of holding a non-binding advisory vote on executive compensation. In addition, we will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), including the additional level of review of our internal control over financial reporting as may occur when outside auditors attest as to our internal control over financial reporting. As a result, our stockholders may not have access to certain information they may deem important. Further, we are eligible to delay adoption of new or revised accounting standards applicable to public companies and we may take advantage of the benefits of this extended transition period, although to date we have not done so. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier. The five year exemption period will expire on June 30, 2018.
On October 28, 2015, the Auditing Standards Board of the American Institute of Certified Public Accountants ("AICPA") issued Statement on Auditing Standards ("SAS") No. 130 - An Audit of Internal Control Over Financial Reporting That Is Integrated With an Audit of Financial Statement. Under SAS 130, our auditors will be required to opine on the effectiveness of internal controls over financial reporting for the fiscal year ended June 30, 2017. Prior to SAS 130 and our status as an emerging growth company, our auditors had the option to examine and report on management's assertion about the effectiveness of internal control over financial reporting.

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
Minimum Tax. The Internal Revenue Code ("IRC") imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of the regular tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At June 30, 2016, we had alternative minimum tax credit carryforwards of approximately $4.2 million.
Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. In 2009, IRC 172 (b) (1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years. At June 30, 2016, we had $62.2 million of net operating loss carryforwards for federal income tax purposes.
Corporate Dividends-Received Deduction.  HomeTrust Bancshares, Inc. will elect to file a consolidated return with the Bank. As a result, any dividends HomeTrust Bancshares, Inc. receives from the Bank will not be included as income to HomeTrust Bancshares, Inc. The corporate dividends-received deduction is 100%, or 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend.
State Taxation
North Carolina.  On July 24, 2013, The Tax Simplification and Reduction Act of 2013 was signed into law. With this act, corporate income tax rates in North Carolina were reduced as net General Fund tax collection revenues goals were met. For tax years beginning on or after January 1, 2016, 2015, and 2014 the tax rate was 4%, 5%, and 6%, respectively. In August 2016, the state announced the revenue goals had been met and the new rate for 2017 would be 3.0%. The decrease in the North Carolina corporate tax rate will continue to decrease the deferred tax assets currently recorded on our balance sheet with a corresponding increase to our income tax provision, as temporary tax differences are reversed at lower state tax rates.
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
South Carolina. The state of South Carolina requires banks to file a bank tax return. As a multi-state bank, we pay taxes on the portion of revenue generated within the state. In 2016 and 2015 the tax rate was 4.5%.
Tennessee. The state of Tennessee requires banks to file a franchise and excise tax form for financial institutions. The franchise tax is based on the portion of revenue generated in the state, the net worth of the Bank, and the applicable franchise tax, which was $0.25 per $100 in 2016 and 2015. The excise tax is based on the taxable income (as defined by the state), the portion of revenue generated in the state, and the applicable excise tax, which was 6.5% in 2016 and 2015.
Virginia. The state of Virginia requires banks to file a bank franchise tax. The tax is based on the portion of capital deployed within the state and county level (as defined by the state) and taxed at $1 per $100 of taxable value. New banks are prorated based on the number of quarters in operation in the state during the year.

EXECUTIVE OFFICERS
The following individuals are executive officers of HomeTrust Bancshares and HomeTrust Bank and hold the offices set forth below opposite their names.

Name	Age(1)	Position
Dana L. Stonestreet	62	Chairman, President and Chief Executive Officer
Tony J. VunCannon	51	Executive Vice President, Chief Financial Officer and Treasurer
Howard L. Sellinger	63	Executive Vice President and Chief Information Officer
C. Hunter Westbrook	53	Executive Vice President and Chief Banking Officer
Teresa White	59	Executive Vice President, Chief Administration Officer and Corporate Secretary
Keith Houghton	54	Executive Vice President and Chief Credit Officer
Parrish Little	48	Executive Vice President and Chief Risk Officer
_________________________

(1)	As of June 30, 2016.
Biographical Information. Set forth below is certain information regarding the executive officers of HomeTrust Bancshares and HomeTrust Bank.  There are no family relationships among or between the executive officers.
Dana L. Stonestreet, Chairman and Chief Executive Officer.  As part of the CEO succession plan for HomeTrust Bancshares, Inc. and the Bank, Mr. Stonestreet, who had been serving as President and Chief Operating Officer and as a director of HomeTrust Bank since 2008 and as President and Chief Operating Officer of HomeTrust Bancshares, Inc. since HomeTrust Bank’s mutual-to-stock conversion, became co-Chief Executive Officer of HomeTrust Bancshares, Inc. and the Bank in 2013. Mr. Stonestreet became President, Chairman and Chief Executive Officer of HomeTrust Bancshares, Inc. and the Bank effective at the annual meeting in November 2013. Mr. Stonestreet joined HomeTrust Bank in 1989 as its Chief Financial Officer and was promoted to Chief Operating Officer in 2003. Mr. Stonestreet began his career with Hurdman & Cranston (an accounting firm that was later merged into KPMG) as a certified public accountant. Mr. Stonestreet serves as a director of the HUB Community Economic Development Alliance Board. In addition, Mr. Stonestreet has served as Chairman of the Asheville Chamber of Commerce and as a director for RiverLink, the YMCA, United Way, the North Carolina Bankers Association and other community organizations. Mr. Stonestreet’s 27 years of service with HomeTrust Bank gives him in-depth knowledge of nearly all aspects of its operations. Mr. Stonestreet’s accounting background and prior service as HomeTrust Bank’s Chief Financial Officer also provide him with a strong understanding of the various financial matters brought before the Board.
Tony J. VunCannon, Executive Vice President, Chief Financial Officer, and Treasurer.  Mr. VunCannon has served as HomeTrust Bank's Chief Financial Officer since July 2006. Mr. VunCannon joined the Bank in April 1992 as Controller; later becoming the Treasurer in March 1997 until July 2006 when he was named Chief Financial Officer. Prior to joining the Bank, Mr. VunCannon worked as an auditor in KPMG’s Charlotte office where his focus was in the community banking sector. Mr. VunCannon is a graduate of the University of North Carolina at Chapel Hill with a Bachelor of Science Degree in Business Administration/Accounting. He is also a Certified Public Accountant.
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
Keith Houghton, Executive Vice President and Chief Credit Officer. Mr. Houghton joined HomeTrust Bank in March of 2014 as our Chief Credit Officer. Mr. Houghton has more than 26 years of experience in the banking industry. For nearly 17 years, he held a variety of senior positions in the credit and lending areas with StellarOne Corporation, a Charlottesville, VA-based bank holding company with approximately $3 billion in assets, and its predecessors, until the sale of StellarOne to another bank in January 2014. The most recent of those positions was Chief Credit Risk Officer, which Mr. Houghton held since 2007.
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
Although the U.S. economy and housing market, including in our market areas, appears to be improving, deterioration in economic conditions, particularly within our primary market areas could result in the following consequences, among others, any of which could materially hurt our business:

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
At June 30, 2016, the most significant portion of our loans located outside of our primary market areas was HELOCs-purchased totaling $144.4 million, or 7.9% of our loan portfolio, secured by one-to-four family properties located primarily in several western states. As a result, our financial condition and results of operations will be subject to general economic conditions and the real estate conditions prevailing in the markets in which the underlying properties securing these loans are located, as well as the conditions in our primary market areas. If economic conditions or if the real estate market declines in the areas in which these properties are located, we may suffer decreased net income or losses associated with higher default rates and decreased collateral values on our existing portfolio. Further, because of their geographical diversity, these loans can be more difficult to oversee than loans in our market areas in the event of delinquency.
A continued weak economic recovery or a return to recessionary conditions could increase our level of nonperforming assets, lower real estate values in our market and reduce demand for loans, which would result in increased loan losses and lower earnings.
Economic conditions have improved since the end of the economic recession that officially ended in June, 2009, however, economic growth has been slow and uneven, unemployment remains high and concerns still exist over the federal deficit, and government spending, which have all contributed to diminished expectations for the economy. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Federal Reserve, in an attempt to help the economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve has recently increased the federal funds rate by 25 basis points and indicated further increases in the rate could occur in 2016. As the federal funds rate increases, market interest rates would likely rise, which may negatively affect the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.
Our business may be adversely affected by credit risk associated with residential property.
At June 30, 2016, $623.7 million, or 34.0% of our total loan portfolio, was secured by first liens on one-to-four family residential loans. In addition, at June 30, 2016, our home equity lines of credit totaled $307.7 million or 16.8% of our total loan portfolio. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations.
High loan-to-value ratios on a portion of our residential mortgage loan portfolio exposes us to greater risk of loss.
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
At June 30, 2016, $91.6 million, or 14.6%, of our one-to-four family loans and 5.0% of our total loan portfolio, consisted of loans secured by non-owner-occupied residential properties. Loans secured by non-owner-occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied residential loan borrowers have more than one loan outstanding with HomeTrust Bank which may expose us to a greater risk of loss compared to an adverse development with respect to an owner-occupied residential mortgage loan.
Our construction and development loans and construction and land/lot loans have a higher risk of loss than residential or commercial real estate loans.
At June 30, 2016, construction and land/lot loans in our retail consumer loan portfolio was $38.1 million, or 2.1%, of our total loan portfolio, and consists primarily of construction to permanent loans to homeowners building a residence or developing lots in residential subdivisions intending to construct a residence within one year. Construction and development loans in our commercial loan portfolio at June 30, 2016, totaled $86.8 million, or 4.7%, of our total loan portfolio, and consists of loans to contractors and builders primarily to finance the construction of single and multi-family homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale.
Construction and development lending generally involves additional risks because funds are advanced upon estimates of costs in relation to values associated with the completed project. Construction and development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the complete project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in demand for new housing and higher than anticipated building costs, may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

In addition, during the term of some of our construction and development loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At June 30, 2016, $12.2 million of our construction and development loans were for speculative construction loans and $1.4 million or 1.6%, of our construction and development loans were classified as nonaccruing.
Our commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.
While commercial real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans require a more detailed analysis at the time of loan underwriting and on an ongoing basis. At June 30, 2016, commercial real estate loans were $486.6 million, or 26.6% of our total loan portfolio, including multifamily loans totaling $63.9 million or 3.5% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. At June 30, 2016, commercial real estate loans that were nonperforming were $3.2 million, or 17.4% of our total nonperforming loans.
A secondary market for most types of commercial real estate loans is not readily available, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential and consumer loan portfolios.
Our increased auto finance lending increases our exposure to increased lending risks.
At June 30, 2016, $108.5 million, or 5.9%, of our total loan portfolio consisted of indirect auto finance loans originated by us. Indirect auto finance loans are inherently risky as they are secured by assets that depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. In addition, our ability to originate loans is reliant on our relationships with automotive dealers. In particular, our automotive finance operations depend in large part upon our ability to establish and maintain relationships with reputable automotive dealers that direct customers to our offices or originate loans at the point-of-sale. Although we have relationships with certain automotive dealers, none of our relationships are exclusive and any may be terminated at any time. If our existing dealer base experiences decreased sales we may experience decreased loan volume in the future, which may have an adverse effect on our business, results of operations, and financial condition.
Repayment of our municipal leases is dependent on the fire department receiving tax revenues from the county/municipality.
At June 30, 2016, municipal leases were $103.2 million, or 5.6%, of our total loan portfolio. We offer ground and equipment lease financing to fire departments located throughout North Carolina and, to a lesser extent, South Carolina. Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for that purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2016, $3.0 million of our municipal leases contained a non-appropriation clause.

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
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance for loan losses through the provision for losses on loans which is charged against income.
Additionally, pursuant to our growth strategy, management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses we will need additional provisions to replenish the allowance for loan losses. Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.
If our nonperforming assets increase, our earnings will be adversely affected.
Our nonperforming assets (which consist of nonaccruing loans and REO) were $24.5 million, or 0.9%, of total assets at June 30, 2016, compared to $31.9 million, or 1.15% of total assets, and $52.6 million, or 2.5% of total assets, at June 30, 2015 and 2014, respectively. Our nonperforming assets adversely affect our net income in various ways:

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
If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. We have also classified $28.3 million in loans as performing troubled debt restructurings at June 30, 2016.

To meet our growth objectives we may originate or purchase loans outside of our market areas which could affect the level of our net interest margin and nonperforming loans.
In order to achieve our desired loan portfolio growth, we opportunistically purchase loans outside of our primary market areas either individually, through participations, or in bulk or “pools”. We perform certain due diligence procedures and may re-underwrite these loans to our underwriting standards prior to purchase, and anticipate acquiring loans subject to customary limited indemnities, however, we may be exposed to a greater risk of loss as we acquire loans of a type or in geographic areas where management may not have substantial prior experience and which may be more difficult for us to monitor. During the years ended June 30, 2016, 2015 and 2014 we purchased $120.6 million, $95.0 million and $16.1 million of loans, respectively. Loan pools purchased in the past three years consisted primarily of home equity loans secured by single family residential properties located in several western states, most of which are still in our loan portfolio. When determining the purchase price we are willing to pay to acquire loans, management will make certain assumptions about, among other things, if and how much borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, when and how to dispose of any real estate that may be acquired through foreclosure. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase “pools” of loans at a premium and some of the loans are prepaid before we anticipate, we will earn less interest income on the acquired loans than expected. Our success in increasing our loan portfolio through loan purchases will depend on our ability to price the loans properly and on general economic conditions in the geographic areas where the underlying properties or collateral for the loans acquired are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonperforming loans and our results of operations.
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
Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from the sale of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term time deposits and other deposits yielding no or a relatively low rate of interest. At June 30, 2016, we had $325.5 million in certificates of deposit that mature within one year and $1.4 billion in checking, savings, and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and borrowings.
A prolonged period of exceptionally low market interest rates, such as we are currently experiencing, limits our ability to lower our interest expense, while the average yield on our interest-earning assets may decrease as our loans reprice or are originated at these low market rates. Accordingly, our net interest income may decrease, which may have an adverse effect on our profitability. In addition, a substantial amount of our loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. As of June 30, 2016, our loans with interest rate floors totaled approximately $577.0 million or 31.5% of our total loan portfolio and had a weighted average floor rate of 4.05% of which $263.0 million, or 45.4%, had yields that would begin floating again once prime rates increase at least 200 basis points. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the North Carolina, South Carolina, and/or Tennessee markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. In addition, the need to replace funds in the event of large-scale withdrawals of brokered deposits could require us to pay significantly higher interest rates on retail deposits or other wholesale funding sources, which could have an adverse impact on our net interest income and net income. A decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.
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

The required accounting treatment of loans we acquire through acquisitions, including purchase credit impaired loans, could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
Under U.S. Generally Accepted Accounting Principles ("GAAP"), we are required to record loans acquired through acquisitions, including purchase credit impaired loans, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances as of the acquisition date. Actual performance could differ from management's initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially increase due to the discount. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and the discount decreases, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods.
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
The financial services industry is extensively regulated. HomeTrust Bank is subject to extensive examination, supervision and comprehensive regulation by the Federal Reserve, our primary federal regulator, the NCCOB, and the FDIC, as insurer of our deposits. As a financial holding company, HomeTrust Bancshares is subject to examination, supervision and regulation by the Federal Reserve. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the deposit insurance fund and consumers and not to benefit our shareholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on our operations, the classification of our assets, the determination of the level of our allowance for loan losses, and the level of deposit insurance premiums assessed. Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Because our business is highly regulated, the applicable laws, rules and regulations are subject to constant modification and change, and the laws, rules, and regulations adopted in the future could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition, or prospects.
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
The CFPB, which was created under the Dodd-Frank Act, has issued a number of final regulations and changes to certain consumer protections under existing laws and continues to issue new rules. These final rules (including the qualified mortgage rule), generally prohibit creditors from extending mortgage loans without regard for the consumers’ ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require creditors to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules has increased our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. This includes compliance with the Truth in Lending Act and the Real Estate Settlement Procedures Act Integrated Disclosure (TRID) rule, which combines certain disclosures that consumers receive in connection with applying for and closing a mortgage loan. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities. The CFPB has adopted a number of additional requirements and issued additional guidance, including with respect to indirect auto lending, appraisals, escrow accounts and servicing, each of which will entail increased compliance costs. We will continue to monitor these developments and analyze the expected impacts on our business.
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
As of June 30, 2016 we had approximately $62.1 million of federal net operating losses (“NOLs”). Our ability to use our NOLs and other pre-ownership change losses (collectively, “Pre-Change Losses”) to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended from time to time (the “Code”). In general, an ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and U.S. Treasury regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a rolling three-year period. If we experience an ownership change our Pre-Change Losses will be subject to an annual limitation on their use, which is generally equal to the fair market value of our outstanding stock immediately before the ownership change multiplied by the long-term tax-exempt rate, which was 2.50% for ownership changes occurring in June 2016. Depending on the size of the annual limitation (which is in part a function of our market capitalization at the time of the ownership change) and the remaining carryforward period for our Pre-Change Losses (U.S. federal net operating losses generally may be carried forward for a period of 20 years), we could realize a permanent loss of some or all of our Pre-Change Losses, which could have a material adverse effect on our results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We maintain our administrative office, which is owned by us, in Asheville, North Carolina. In total, as of June 30, 2016, we have 39 locations, which include: North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and a loan production office in Raleigh), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Of those offices, seven are leased facilities. We also own an operations center located in Asheville, North Carolina. We lease additional space, which is adjacent to the facility we own, for administrative and operations personnel. The lease terms for our branch offices, operations center and other offices are not individually material. Lease expirations range from one to five years. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use. See Footnotes 5 and 11 in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is listed on the Nasdaq Global Market under the symbol “HTBI.” The common stock was issued at a price of $10.00 per share in connection with the Conversion. The Conversion was completed on July 10, 2012 and the Company’s common stock commenced trading on the Nasdaq Global Market on July 11, 2012. As of the close of business on September 8, 2016, there were 17,999,150 shares of common stock outstanding held by 1,114 holders of record. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for the Company’s common stock for the year ended June 30, 2016 and 2015.

	Year Ended June 30,
	2016		2015
	High	Low	High	Low
First quarter	$18.79	$16.71	$15.87	$14.55
Second quarter	20.98	17.50	16.68	14.58
Third quarter	19.99	16.97	16.72	15.37
Fourth quarter	19.73	17.62	16.94	15.35
The Company did not declare any dividends on its common stock during the fiscal years ended June 30, 2016 or 2015. The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. We also have the ability to receive dividends or capital distributions from HomeTrust Bank, our wholly owned subsidiary. There are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. See Item 1, “Business—How We Are Regulated,” for more information regarding the restrictions on the Company’s and the Bank’s abilities to pay dividends.
Unregistered Sales of Equity Securities and Use of Proceeds
The Company has periodically repurchased shares of its common stock as authorized by our Board of Directors.
On November 19, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 1,023,266 shares of the Company’s common stock, representing 5% of the Company’s outstanding shares. We completed this stock repurchase program during the first fiscal quarter of 2016 at an average price of $15.93 per share.
On July 1, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to 971,271 shares of the Company's common stock, representing 5% of the Company's outstanding shares. We completed this stock repurchase program during the second fiscal quarter of 2016 at an average price of $18.62 per share.
On December 15, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to 922,855 shares of the Company's common stock, representing 5% of the Company's outstanding shares. As of June 30, 2016, 479,700 shares had been repurchased at an average price of $18.00 per share.
The table below sets forth information regarding the Company’s common stock repurchases during the year ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2015	60,023	$16.84	60,023	971,271
August 1 to August 31, 2015	201,586	17.81	201,586	769,685
September 1 to September 30, 2015	152,753	18.14	152,753	616,932
Total during first quarter of fiscal 2016	414,362	$17.79	414,362	616,932

October 1 to October 31, 2015	381,074	$18.89	381,074	235,858
November 1 to November 30, 2015	62,909	18.93	62,909	172,949
December 1 to December 31, 2015	53,082	19.38	53,082	1,042,722
Total during second quarter of fiscal 2016	497,065	$18.95	497,065	1,042,722

January 1 to January 31, 2016	163,367	$19.09	163,367	879,355
February 1 to February 29, 2016	170,400	17.57	170,400	708,955
March 1 to March 31, 2016	71,000	18.18	71,000	637,955
Total during third quarter of fiscal 2016	404,767	$18.29	404,767	637,955

April 1 to April 30, 2016	111,000	$18.19	111,000	526,955
May 1 to May 30, 2016	83,800	18.14	83,800	443,155
June 1 to June 30, 2016	—	—	—	443,155
Total during fourth quarter of fiscal 2016	194,800	$18.17	194,800	443,155
Total year-to-date 2016	1,510,994	$18.35	1,510,994	443,155
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

	Period Ended
	2012		2013		2014		2015		2016
	7/11	12/31	6/30	12/31	6/30	12/31	6/30	12/31	6/30
HomeTrust Bancshares, Inc.	100.00	115.47	144.96	136.67	134.79	142.39	143.25	173.08	158.12
NASDAQ Bank Index	100.00	104.65	123.55	145.37	145.58	149.50	161.06	159.40	152.74
NASDAQ Composite	100.00	104.55	117.84	144.62	152.64	163.99	172.68	173.39	167.68

Item 6. Selected Financial and Other Data.
The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for the years ended June 30, 2016, 2015 and 2014 are derived in part from the audited consolidated financial statements that appear in this annual report. The following information is only a summary and you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report and “Financial Statements and Supplementary Data” under Item 8 of this report below.

	At June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,717,677	$2,783,114	$2,074,454	$1,583,323	$1,720,056
Loans receivable, net(1)	1,811,539	1,663,333	1,473,529	1,132,110	1,193,945
Allowance for loan losses	21,292	22,374	23,429	32,073	35,100
Certificates of deposit in other banks	161,512	210,629	163,780	136,617	108,010
Securities available for sale, at fair value	200,652	257,606	168,774	24,750	31,335
FHLB and FRB stock(2)	29,486	28,711	3,697	1,854	6,300
Deposits	1,802,696	1,872,126	1,583,047	1,154,750	1,466,175
Borrowings	491,000	475,000	50,000	—	22,265
Stockholders’ equity	359,976	371,050	377,151	367,515	172,485

	Years Ended June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Operations Data:
Total interest and dividend income	$87,747	$85,156	$60,281	$60,389	$67,491
Total interest expense	6,040	5,390	5,432	7,255	11,778
Net interest income	81,707	79,766	54,849	53,134	55,713
Provision for (recovery of ) loan losses	—	150	(6,300)	1,100	15,600
Net interest income after provision for (recovery of) loan losses	81,707	79,616	61,149	52,034	40,113
Service charges and fees on deposit accounts	6,680	5,930	2,783	2,589	2,679
Mortgage banking income and fees	3,069	2,989	3,218	5,107	3,846
Gain on sale of securities	—	61	10	—	—
Gain on sale of fixed assets	—	—	—	—	1,503
Other noninterest income	3,754	3,539	2,727	2,691	2,400
Total noninterest income	13,503	12,519	8,738	10,387	10,428
Total noninterest expense	78,853	81,552	55,032	51,393	46,661
Income before provision (benefit) for income taxes	16,357	10,583	14,855	11,028	3,880
Income tax expense (benefit)	4,901	2,558	4,513	1,975	(647)
Net income	$11,456	$8,025	$10,342	$9,053	$4,527
Per Share Data:
Net income per common share:
Basic	$0.65	$0.42	$0.54	$0.45	n/a
Diluted	$0.65	$0.42	$0.54	$0.45	n/a

	At or For the Years Ended June 30,
	2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to average total assets)	0.42%	0.32%	0.62%	0.56%	0.29%
Return on equity (ratio of net income to average equity)	3.16	2.12	2.86	2.48	2.67
Tax equivalent yield on earning assets(3)	3.62	3.88	4.15	4.30	4.82
Rate paid on interest-bearing liabilities	0.29	0.29	0.46	0.65	0.91
Tax equivalent average interest rate spread(3)	3.33	3.59	3.69	3.65	3.91
Tax equivalent net interest margin(3)(4)	3.37	3.64	3.79	3.81	4.02
Operating expense to average total assets	2.88	3.25	3.29	3.21	2.95
Average interest-earning assets to average interest-bearing liabilities	119.25	120.61	130.20	132.54	113.61
Efficiency ratio	82.82	88.37	86.55	80.91	70.55
Efficiency ratio - adjusted(5)	78.42	78.02	75.37	67.63	56.77
Asset quality ratios:
Nonperforming assets to total assets(6)	0.90%	1.15%	2.53%	5.07%	4.67%
Nonaccruing loans to total loans(6)	1.01	1.47	2.53	5.88	5.21
Total classified assets to total assets	2.17	2.92	4.51	7.43	7.75
Allowance for loan losses to nonaccruing loans(6)	114.98	90.02	61.79	46.78	54.69
Allowance for loan losses to total loans	1.16	1.33	1.56	2.75	2.85
Net charge-offs to average loans	0.06	0.07	0.19	0.34	2.34
Capital ratios:
Equity to total assets at end of period(7)	13.25%	13.33%	18.18%	23.21%	10.03%
Average equity to average assets	13.24	15.11	21.62	23.09	10.71
Dividend payout to common shareholders	—	—	—	—	n/a
_____________________

(1)	Net of allowances for loan losses, loans in process and deferred loan fees.

(2)	FRB stock was first purchased as part of membership requirements in fiscal year 2015.

(3)	The weighted average rate for municipal leases is adjusted for a 34% federal income tax rate since the interest from these leases is tax exempt.

(4)	Net interest income divided by average interest earning assets.

(5)
As presented, this is a non-GAAP measure calculated by dividing total noninterest expense, net of FHLB advance prepayment penalties, REO-related expenses, merger-related expenses, and impairment charges for branch consolidation by the sum of net interest income, total noninterest income and the tax equivalent adjustment, net of realized gain/loss on securities. See Part II, Item 7 - "Non-GAAP Financial Measures" for additional details. Non-GAAP efficiency table is set forth below:

	2016	2015	2014	2013	2012
Noninterest expense	$78,853	$81,552	$55,032	$51,393	$46,661
Less FHLB advance prepayment expense	—	—	—	3,069	2,111
Less REO-related expenses	1,799	1,673	2,089	3,086	4,991
Less merger-related expenses	—	5,417	2,708	—	—
Less impairment charges for branch consolidation	400	375	—	—	—
Noninterest expense – as adjusted	$76,654	$74,087	$50,235	$45,238	$39,559
Net interest income	81,707	79,766	54,849	53,134	55,713
Plus noninterest income	13,503	12,519	8,738	10,387	10,428
Plus tax equivalent adjustment	2,537	2,736	3,076	3,371	3,539
Less realized gain/loss on securities	—	61	10	—	—
Net interest income plus noninterest income – as adjusted	$97,747	$94,960	$66,673	$66,892	$69,680
Efficiency ratio	78.42%	78.02%	75.37%	67.63%	56.77%
Efficiency ratio (without adjustments)	82.82%	88.37%	86.55%	80.91%	70.55%

(6)
Nonperforming assets include nonaccruing loans including certain restructured loans and real estate owned. In the year ended June 30, 2012, $25.7 million of loans were reclassified from impaired loans still accruing interest to nonaccruing loans pursuant to regulatory guidance. At June 30, 2016, there were $4.6 million of restructured loans included in nonaccruing loans and $8.1 million, or 43.7%, of nonaccruing loans were current on their loan payments.

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
Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, mortgage banking income, and gains and losses from sales of securities.
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
In recent years, we have expanded our geographic footprint into five additional markets through strategic acquisitions as well as two de novo commercial loan offices. Looking forward, we believe opportunities currently exist within our market areas to grow our franchise. We anticipate organic growth as the local economy and loan demand strengthens, through our marketing efforts and as a result of the opportunities being created through the consolidation of financial institutions occurring in our market areas. We may also seek to expand our franchise through the selective acquisition of individual branches, loan purchases and, to a lesser degree, whole bank transactions that meet our investment and market objectives. We will continue to be disciplined as it pertains to future expansion focusing primarily on organic growth in our current market areas.
At June 30, 2016, we had 39 locations in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and a loan production office in Raleigh), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Merger, Acquisition, and Consolidation Activity
On October 30, 2015, the Bank consolidated six branch offices located in North Carolina and Tennessee. The closures were the result of a review of customer banking preferences and the current branch network. The Company had a nonrecurring impairment charge of $400,000 and $375,000 for the quarters ended June 30, 2016 and 2015, respectively in relation to the consolidation of these offices.
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
Continuing to originate residential and commercial real estate loans and municipal leases.  Our primary lending focus has been, and will continue to be, on operating as a residential and commercial mortgage lender. We originate both fixed and adjustable-rate residential and commercial mortgage loans. Most of the long term fixed-rate residential mortgage loans that we originate are sold into the secondary market with servicing released, while most of the residential adjustable rate mortgages and fixed rate mortgages with terms to maturity of 15 years or less, all commercial real estate loans, and all municipal leases that we originate, are retained in our portfolio. We intend to continue to emphasize these lending activities particularly in the larger attractive markets we have added in the past several years.
Expanding our lines of businesses.  During fiscal year 2016, the Bank hired a new Director of Treasury Management. The treasury management group will focus on increasing both interest and noninterest income through deposit growth plans and a variety of new and enhanced products. New products include an improved merchant services program delivering three times more earning per client as well as a more competitive pricing model and a new purchase card referral program for our larger commercial clients. The Bank continues to focus on its expanded commercial credit department and supporting systems to achieve our goal of sound and profitable growth of the Bank’s commercial loan portfolio. With our new LPOs in Roanoke, Virginia and Raleigh, North Carolina, and the acquisitions of BankGreenville, Jefferson, and Bank of Commerce, we have expanded our commercial and industrial lending. The expansion and acquisitions have provided us personnel with expertise in commercial and industrial lending, as well as intimate knowledge of additional growing markets. Commercial loan originations for the years ended June 30, 2016, 2015, 2014 were $325.5 million, $194.9 million, and $68.1 million, respectively. During fiscal year 2014, HomeTrust Bank added an indirect auto finance line of business. The indirect auto finance group services automobile dealerships, its owners, and consumers buying automobiles through these dealerships mainly in western North Carolina and upstate South Carolina. Our focus on working with strong dealerships will allow us to expand into additional market areas and to actively deepen relationships through cross-selling opportunities, while building a strong reputation. Indirect auto lending production for the years ended June 30, 2016 and 2015 was $87.8 million and $53.0 million, respectively.

Focusing on expense management. During fiscal year 2016, the Bank continued its disciplined approach to managing expenses and implemented several new cost cutting strategies. These initiatives include: the consolidation of six branches, which is expected to save $1.2 million in expenses on an annual basis; the conversion from a national charter to a state chartered bank, which is expected to save $350,000 in expenses on an annual basis; the completion of a branch optimization study, which is expected to save $375,000 in expenses on an annual basis; and a change in health care providers to avoid $700,000 in expense increases for the coming fiscal year. In addition, we are currently completing a bank-wide efficiency study to identify additional areas for improvements.
Disciplined franchise expansion. We believe opportunities currently exist within our market areas to grow our franchise as illustrated by 83% of our commercial loan originations in fiscal year 2016 were secured by properties located in market area we entered into subsequent to our Conversion. We anticipate organic growth as the local economy and loan demand strengthens, through our marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions occurring in our market areas. We may also seek to expand our franchise through the selective acquisition of individual branches, loan purchases and, to a lesser degree, whole bank transactions that meet our investment and market objectives. We will continue to be disciplined as it pertains to future expansion focusing primarily on organic growth in our current market areas.
Maintaining and improving asset quality. The Company believes that strong asset quality is a key to long-term financial success. The percentage of nonperforming loans to total loans was 1.01% and 1.47% for June 30, 2016 and 2015, respectively. The Company’s percentage of nonperforming assets to total assets at June 30, 2016 was 0.9% compared to 1.15% at June 30, 2015. The Company has actively managed the delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts and marketing saleable properties upon foreclosure or repossession, work-outs of classified assets and loan charge-offs. In the past several years, the Company has applied more conservative and stringent underwriting practices to new loans, including, among other things, an increased emphasis on a borrower’s ongoing ability to repay a loan by requiring lower debt to income ratios, higher credit scores and lower loan to value ratios than our previous lending policies had required. Although the Company intends to grow the commercial loan portfolio by expanding commercial real estate and commercial and industrial lending, the Company intends to manage credit exposures through the use of experienced bankers in this area and a conservative approach to lending.
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
Improving profitability through customer growth and balance sheet management.  We are continuing to focus significant efforts on creating brand awareness, offering competitive products and employing a strong and experienced workforce. In order to deepen the relationships with our customers and increase individual customer profitability, we have continued our cross-marketing program, which allows us to better identify lending opportunities and services for customers when a new account is opened. In addition, we have targeted our direct mail campaigns to take advantage of competitor mergers and/or branch closures to acquire new customer core deposits. We believe these initiatives have positioned us well to implement a strategy focused on improving revenue growth and noninterest income.
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
Goodwill and Intangibles. Goodwill is reviewed for potential impairment on an annual basis during the fourth quarter, or more often if events or circumstances indicate there may be impairment. Testing is first conducted through a review of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a "Step 0" analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform "Step 1" of the traditional two-step process. If the fair value is less than the carrying amount, "Step 2" is conducted by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. Other identifiable intangible assets are evaluated for impairment if events or changes in circumstances indicate a possible impairment.
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

Non-GAAP Financial Measures
In addition to results presented in accordance with GAAP, this Form10-K contains certain non-GAAP financial measures, which include: the efficiency ratio; the ratio of the allowance for loan losses to total loans excluding acquired loans; tangible book value; tangible book value per share; and tangible equity to tangible assets ratio. The Company believes these non-GAAP financial measures and ratios as presented are useful for both investors and management to understand the effects of certain items and provides an alternative view of the Company's performance over time and in comparison to the Company's competitors.

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

Set forth below is a reconciliation to GAAP of our efficiency ratio:

	Year Ended
(Dollars in thousands)	June 30,
	2016	2015	2014
Noninterest expense	$78,853	$81,552	$55,032
Less REO-related expenses	1,799	1,673	2,089
Less merger-related expenses	—	5,417	2,708
Less impairment charge for branch consolidations	400	375	—
Noninterest expense – as adjusted	$76,654	$74,087	$50,235

Net interest income	$81,707	$79,766	$54,849
Plus noninterest income	13,503	12,519	8,738
Plus tax equivalent adjustment	2,537	2,736	3,076
Less realized gain on securities	—	61	10
Net interest income plus noninterest income – as adjusted	$97,747	$94,960	$66,653
Efficiency ratio	78.42%	78.02%	75.37%
Efficiency ratio (without adjustments)	82.82%	88.37%	86.55%

Set forth below is a reconciliation to GAAP of the allowance for loan losses to total loans and the allowance for loan losses as adjusted to exclude acquired loans:

	As of
(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Loans receivable (GAAP)	$1,832,831	$1,814,695	$1,747,560	$1,742,114	$1,685,707
Less: acquired loans	(220,891)	(244,549)	(263,837)	(285,317)	(272,754)
Adjusted loans (non-GAAP)	$1,611,940	$1,570,146	$1,483,723	$1,456,797	$1,412,953

Allowance for loan losses (GAAP)	$21,292	$21,761	$21,977	$22,122	$22,374
Allowance for loan losses / Adjusted loans (non-GAAP)	1.32%	1.39%	1.48%	1.52%	1.58%

Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

(Dollars in thousands, except per share data)	At June 30,
	2016	2015
Total stockholders' equity	$359,976	$371,050
Less: goodwill, core deposits intangibles, net of taxes	(17,169)	(19,000)
Tangible book value	$342,807	$352,050
Common shares outstanding	17,998,750	19,488,449
Tangible book value per share(1)	$19.05	$18.06

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	At June 30,
(Dollars in thousands)	2016	2015
Tangible book value(1)	$342,807	$352,050
Total assets	2,717,677	2,783,114
Less: goodwill, core deposit intangibles, net of taxes	(17,169)	(19,000)
Total tangible assets(2)	$2,700,508	$2,764,114
Tangible equity to tangible assets	12.69%	12.74%
_________________________________________________________________

(1)	Tangible book value is equal to total shareholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

(2)	Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP net interest income and net interest margin as adjusted to exclude additional FHLB borrowings and proceeds from such borrowings:

	Year Ended June 30, 2016			Year Ended June 30, 2015
	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets	$2,496,449	$90,283	3.62%	$2,267,373	$87,892	3.88%
Less: Interest-earning assets funded by additional FHLB borrowings (1)	409,250	3,312	0.81%	217,364	1,254	0.58%
Interest-earning assets - adjusted	$2,087,199	$86,971	4.17%	$2,050,009	$86,638	4.23%

Interest-bearing liabilities	$2,093,527	$6,040	0.29%	$1,879,845	$5,390	0.29%
Additional FHLB borrowings (2)	409,250	1,262	0.31%	217,365	435	0.20%
Interest-bearing liabilities - adjusted	$1,684,277	$4,778	0.28%	$1,662,480	$4,955	0.30%

Net interest income and net interest margin		$84,243	3.37%		$82,502	3.64%
Net interest income and net interest margin - adjusted		82,194	3.94%		81,683	3.98%
Difference		$2,049	(0.57)%		$819	(0.34)%
_________________________________________________________________________________

(1)	Proceeds from the additional borrowings were invested in various interest-earning assets including: deposits with the FRB, FHLB stock, certificates of deposits in other banks, and commercial paper.

(2)	Additional borrowings were obtained in November 2014.
Comparison of Financial Condition at June 30, 2016 and June 30, 2015
General.  At June 30, 2016, total assets of $2.7 billion and total liabilities of $2.4 billion remained relatively consistent with June 30, 2015. The increase in borrowings of $16.0 million, or 3.4% and the cumulative decrease of $195.9 million, or 23.3%, in cash and cash equivalents, commercial paper, certificates of deposit in other banks, and securities available for sale during fiscal 2016 were part of our strategy to reduce excess liquidity by funding higher yielding loans, reducing higher cost certificates of deposit, and the repurchase of common stock. We continue to utilize our leveraging strategy, where additional short-term FHLB borrowings are invested in various short-term liquid assets to generate additional net interest income, as well as increased dividend income from the required purchase of additional FHLB stock.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents decreased $63.6 million, or 54.7%, to $52.6 million at June 30, 2016 from $116.2 million at June 30, 2015. The Company began purchasing commercial paper during 2015 in conjunction with its short-term leverage strategy, to take advantage of higher returns with relatively low risk, yet remain highly liquid. The commercial paper balance at June 30, 2016 was $229.9 million compared to $256.2 million at June 30, 2015.
As part of the Company’s liquidity strategy, we also invest a portion of our excess cash in certificates of deposit in other banks which have a higher yield than cash held in interest-earning accounts in order to increase earnings. All of the certificates of deposit in other banks are fully insured by the FDIC. At June 30, 2016, certificates of deposits in other banks totaled $161.5 million compared to $210.6 million at June 30, 2015. The Company has been maintaining a high liquidity position consistent with the Company’s strategy of managing credit and liquidity risk.
Loans.  Net loans receivable increased $148.2 million, or 8.9%, to $1.8 billion at June 30, 2016 compared to $1.7 billion at June 30, 2015 primarily due to $74.8 million of organic growth in particular a $56.0 million increase in indirect auto loans, and $72.4 million in purchased HELOCs, net of repayments.

For fiscal year 2016, the retail loan segment portfolio originations increased from $241.8 million to $266.5 million, or 10.2%, compared to the previous year. The commercial loan segment portfolio originations increased from $210.2 million to $336.7 million, or 60.2%, compared to the previous year. Organic net loan growth for the year ended June 30, 2016, which excludes loans acquired through acquisitions and purchases of HELOCs, was $74.8 million, or 4.4%, compared to $28.2 million, or 1.9% for the year ended June 30, 2015.
Retail consumer and commercial loans consist of the following at the dates indicated:

					Percent of total
	June 30,	June 30,	Change		June 30,	June 30,
	2016	2015	$	%	2016	2015
Retail consumer loans:
One-to-four family	$623,701	$650,750	$(27,049)	(4.2)%	34.0%	38.6%
HELOCs - originated	163,293	161,204	2,089	1.3	8.9	9.6
HELOCs - purchased	144,377	72,010	72,367	100.5	7.9	4.4
Construction and land/lots	38,102	45,931	(7,829)	(17.0)	2.1	2.7
Indirect auto finance	108,478	52,494	55,984	106.6	5.9	3.1
Consumer	4,635	3,708	927	25.0	0.3	0.2
Total retail consumer loans	1,082,586	986,097	96,489	9.8	59.1	58.6
Commercial loans:
Commercial real estate	486,561	441,620	44,941	10.2	26.6	26.2
Construction and development	86,840	64,573	22,267	34.5	4.7	3.8
Commercial and industrial	73,289	84,820	(11,531)	(13.6)	4.0	5.0
Municipal leases	103,183	108,574	(5,391)	(5.0)	5.6	6.4
Total commercial loans	749,873	699,587	50,286	7.2	40.9	41.4
Total loans	$1,832,459	$1,685,684	$146,775	8.7%	100.0%	100.0%
Asset Quality. The Company continues to see improvements across all asset quality metrics. Nonperforming assets decreased 23.2% to $24.5 million, or 0.90% of total assets, at June 30, 2016, compared to $31.9 million, or 1.15% of total assets, at June 30, 2015. Nonperforming assets included $18.5 million in nonaccruing loans and $6.0 million in REO at June 30, 2016, compared to $24.9 million and $7.0 million, in nonaccruing loans and REO, respectively, at June 30, 2015. Included in nonperforming loans are $4.6 million of loans restructured from their original terms of which $3.0 million were current with respect to their modified payment terms. The decrease in nonaccruing loans was primarily due to continued improvements in credit quality throughout the loan portfolio and loans returning to performing status as payment history and the borrower's financial status improved. At June 30, 2016, $8.1 million, or 43.7%, of nonaccruing loans were current on their required loan payments. Purchased impaired loans aggregating $6.6 million acquired from prior acquisitions are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. Nonperforming loans to total loans decreased to 1.01% at June 30, 2016 from 1.47% at June 30, 2015.
The ratio of classified assets to total assets decreased to 2.17% at June 30, 2016 from 2.92% at June 30, 2015. Classified assets decreased 27.4% to $58.9 million at June 30, 2016 compared to $81.1 million at June 30, 2015. Delinquent loans (loans delinquent 30 days or more) at June 30, 2016 were $19.5 million, or 1.1% of total loans compared to $29.8 million, or 1.8% of total loans at June 30, 2015.
As of June 30, 2016, impaired loans decreased to $44.1 million from $57.9 million at June 30, 2015. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. For more information on these impaired loans, see Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
Our allowance for loan losses at June 30, 2016 was $21.3 million, or 1.16% of total loans, compared to $22.4 million, or 1.33% of total loans at June 30, 2015. The allowance for loan losses was 1.32% of total loans at June 30, 2016, excluding acquired loans from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations, as compared to 1.58% at June 30, 2015. The Company recorded these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these loans at the time of acquisition. Any subsequent deterioration in credit quality will result in a provision for loan losses. The allowance for our acquired loans at June 30, 2016 was $361,000 compared to $401,000 at June 30, 2015.
There was no provision for loan losses for the year ended June 30, 2016 compared to $150,000 for fiscal 2015 as improvements in our credit quality offset the additional allowance required for our loan growth. Net loan charge-offs decreased to $1.1 million for the year ended June 30,

2016 from $1.2 million for fiscal 2015. Net charge-offs as a percentage of average loans decreased to 0.06% for the year ended June 30, 2016 from 0.07% for last fiscal year. The allowance as a percentage of nonaccruing loans increased to 114.98% at June 30, 2016, compared to 90.02% a year earlier.
We believe that the allowance for loan losses as of June 30, 2016 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Investments.  Securities available for sale decreased $57.0 million, to $200.7 million at June 30, 2016 compared to $257.6 million at June 30, 2015. During fiscal 2016, securities purchases of $66.0 million were more than offset by $100.8 million in investment securities maturities and $24.2 million in repayments. The securities purchased during this period were primarily short- to intermediate-term U.S. government agency notes and, to a lesser extent, intermediate-term taxable municipal securities. At June 30, 2016, certificates of deposit in other banks totaled $161.5 million compared to $210.6 million at June 30, 2015. All certificates of deposit in other banks are fully insured. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We do not believe that there are any other-than-temporary impairments at June 30, 2016; therefore, no impairment losses have been recorded for fiscal 2016. Other investments include FHLB and FRB stock. FHLB stock increased $763,000, to $23.3 million over the last fiscal year due to the previously mentioned leveraging strategy. As a member of the Federal Reserve System, the Bank is required to own FRB stock, which totaled $6.2 million as of June 30, 2016 and 2015.
Real estate owned.  REO decreased $1.1 million, to $6.0 million at June 30, 2016 primarily due to the sale of $3.0 million in REO partially offset by $2.2 million in transfers from foreclosed loans. The total balance of REO included $3.9 million in land, construction and development projects (both residential and commercial), $1.2 million in commercial real estate, and $824,000 in single-family homes at June 30, 2016.
Deferred income taxes. Deferred income taxes decreased $5.3 million, or 9.0%, to $54.2 million at June 30, 2016 from $59.5 million at June 30, 2015. The realization of net operating losses through increases in net income was the primary driver in the decrease.
Core deposit intangibles. Core deposit intangibles decreased $2.9 million, or 28.9%, to $7.1 million at June 30, 2016 from $10.0 million at June 30, 2015 as a direct result of amortization expense.
Other assets. Other assets decreased $8.2 million, or 62.8%, to $4.8 million at June 30, 2016 from $13.0 million at June 30, 2015 as a result of $8.0 million in loans sold at the end of the fourth quarter of fiscal 2015 followed by the receipt of proceeds in early first quarter of fiscal 2016.
Deposits.  Deposits decreased $69.4 million, or 3.7%, to $1.8 billion at June 30, 2016 from $1.9 billion at June 30, 2015. The decrease was primarily due to a managed run off of $134.4 million in higher cost certificates of deposit partially offset by a $38.4 million increase in money market accounts, and a $37.5 million increase in checking accounts.
Borrowings.  Borrowings increased to $491.0 million at June 30, 2016 from $475.0 million at June 30, 2015 as a result of a $16.0 million increase in FHLB advances as part of management's short-term leveraging strategy. All FHLB advances have maturities of less than 90 days with a weighted average interest rate of 0.42% at June 30, 2016.
Equity.  Stockholders’ equity at June 30, 2016 decreased to $360.0 million from $371.1 million at June 30, 2015. The decrease was a result of 1,510,994 shares of common stock being repurchased at an average cost of $18.35 per share, or approximately $27.7 million in total, partially offset by $11.5 million in net income and a $1.5 million increase in accumulated other comprehensive income representing unrealized gains on securities available for sale, net of tax. Tangible book value per share increased $0.99, or 5.5% to $19.05 as of June 30, 2016 compared to $18.06 at June 30, 2015.

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

	Years Ended June 30,
	2016			2015			2014
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$1,764,229	$80,974	4.59%	$1,628,067	$80,611	4.95%	$1,213,271	$59,911	4.94%
Deposits in other financial institutions	213,011	1,974	0.93%	332,703	2,323	0.70%	211,254	1,749	0.83%
Investment securities	229,287	4,161	1.81%	200,772	3,659	1.82%	89,781	1,578	1.76%
Other	289,922	3,174	1.09%	105,831	1,299	1.23%	13,730	119	0.87%
Total interest-earning assets	2,496,449	90,283	3.62%	2,267,373	87,892	3.88%	1,528,036	63,357	4.15%
Interest-bearing liabilities:
Interest-bearing checking accounts	389,027	581	0.15%	349,599	442	0.13%	220,427	275	0.12%
Money market accounts	501,871	1,112	0.22%	453,056	1,027	0.23%	306,747	788	0.26%
Savings accounts	215,584	289	0.13%	209,782	304	0.14%	92,374	156	0.17%
Certificate accounts	504,469	2,549	0.51%	621,943	3,119	0.50%	547,929	4,198	0.77%
Borrowings	482,576	1,510	0.31%	245,464	498	0.20%	6,109	15	0.25%
Total interest-bearing liabilities	2,093,527	6,041	0.29%	1,879,844	5,390	0.29%	1,173,586	5,432	0.46%
Tax-equivalent net interest income		$84,242			$82,502			$57,925
Tax equivalent interest rate spread			3.33%			3.59%			3.69%
Net earning assets	$402,922			$387,529			$354,450
Tax equivalent net interest margin			3.37%			3.64%			3.79%
Average interest-earning assets to average interest-bearing liabilities	119.25%			120.61%			130.20%
___________________

(1)	The average loans receivable, net balances include loans held for sale and nonaccruing loans.

(2)
Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $2.5 million, $2.7 million, and $3.1 million for fiscal years ended June 30, 2016, 2015, and 2014, respectively, calculated based on a federal income tax rate of 34%.

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

	Year Ended June 30,			Years Ended June 30,
	2016 vs. 2015			2015 vs. 2014
	Increase/ (decrease) due to		Total increase/ (decrease)	Increase/ (decrease) due to		Total increase/ (decrease)
(Dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$6,742	$(6,379)	$363	$20,483	$217	$20,700
Deposits in other financial institutions	(836)	487	(349)	1,006	(432)	574
Investment securities	520	(18)	502	1,951	130	2,081
Other	2,260	(385)	1,875	798	382	1,180
Total interest-earning assets	8,686	(6,295)	2,391	24,238	297	24,535
Interest-bearing liabilities:
Interest-bearing checking accounts	$49	$90	$139	$161	$6	$167
Money market accounts	111	(26)	85	376	(137)	239
Savings accounts	9	(24)	(15)	198	(50)	148
Certificate accounts	(589)	19	(570)	567	(1,646)	(1,079)
Borrowings	481	531	1,012	588	(105)	483
Total interest-bearing liabilities	$61	$590	$651	$1,890	$(1,932)	$(42)
Net increase in tax equivalent interest income			$1,740			$24,577
Comparison of Results of Operations for the Years Ended June 30, 2016 and June 30, 2015
General.  During 2016, we had net income of $11.5 million a $3.4 million, or 42.8% increase compared to net income of $8.0 million earned in 2015. The Company's basic and diluted earnings per share increased to $0.65 from $0.42 per share for fiscal year 2016 compared to 2015.
Net Interest Income.  Net interest income for 2016 was $81.7 million a $1.9 million, or 2.4% increase from $79.8 million in 2015. Average interest-earning assets increased $229.1 million, or 10.1% to $2.5 billion for 2016 compared to $2.3 billion in 2015, mainly from organic loan growth, purchased HELOCs, and our leveraging strategy. During 2016, the average balance of loans receivable increased $136.2 million, or 8.4% and the average interest-earning deposits with banks for 2016, decreased $119.7 million, or 36.0% as compared to 2015 as we reallocated funds to higher yielding assets. Average interest-earning deposits with other financial institutions for the year ended June 30, 2016, decreased $119.7 million, or 36.0% as compared to last year as we redeployed a substantial portion of these funds into higher yielding assets. We continue to utilize our leveraging strategy, where additional FHLB borrowings are invested in various short-term liquid assets to generate additional net interest income, as well as increased dividend income from the required purchase of additional FHLB stock. As a result, average other interest-earning assets, consisting of FRB stock, FHLB stock, and commercial paper, increased $184.1 million or 173.9% during the year ended June 30, 2016, as compared to last year.
Net interest margin (on a fully taxable-equivalent basis) for 2016 decreased 27 basis points to 3.37% from 3.64% for the prior year primarily due to the $237.1 million increase in average borrowings consisting of short-term FHLB borrowings and the 25 basis point increase in the federal funds rate in December 2015. During 2016, our leveraging strategy produced an additional $3.3 million in interest income at an average yield of 81 basis points, while the average cost of the borrowings was 31 basis points, resulting in approximately $2.0 million in net interest income. In comparison, our leveraging strategy produced an additional $1.3 million in interest income at an average yield of 58 basis points, while the average cost of the borrowings was 20 basis points, resulting in approximately $819,000 in net interest income for 2015. Excluding the effects of the leveraging strategy, the net interest margin would have decreased four basis points to 3.94% for 2016 compared to 3.98% for 2015.
Interest Income.  Interest income for 2016 was $87.7 million, compared to $85.2 million for 2015, an increase of $2.6 million, or 3.0%. The $562,000, or 0.7% increase in interest income from loans in 2016 was a result of average loan receivables increasing $136.2 million to $1.8 billion which offset a 36 basis point decrease in the average loan yields compared to 2015. Net interest margin is enhanced by the amortization of purchase accounting discounts on purchased loans and certificates of deposit received in recent acquisitions, which is accreted into net interest income. This additional income stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on loan pools purchased and, at least semi-

annually, the Company updates loss estimates, prepayment speeds, and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loans pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter as well as year over year. Interest income on loans included $4.5 million, or 26 basis points and $5.4 million, or 33 basis points in accretion of purchase discounts on acquired loans for 2016 and 2015, respectively. Interest income from our leveraging strategy increased $2.1 million and interest income from securities available for sale increased $502,000 for 2016 compared to 2015. Partially offsetting increases in loan, leveraging, and securities available for sale interest income was a $349,000 decrease in interest income from certificates of deposit and other interest-bearing deposits.
Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans' contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. As of June 30, 2016, our loans with interest rate floors totaled approximately $577.0 million and had a weighted average floor rate of 4.05% of which $263.0 million, or 45.4%, had yields that would begin floating again once prime rates increase at least 200 basis points.
Interest Expense.  Interest expense was $6.0 million in 2016, a $650,000, or 12.1% increase from $5.4 million in 2015. The increase was primarily due to average borrowings, increasing by $237.1 million to $482.6 million as a result of our leveraging strategy, as well as an 11 basis point increase in the average cost of borrowings increasing interest expense by $1.0 million for 2016 as compared to 2015. In addition, our deposit composition changed during the year as we continued to utilize excess liquidity to reduce higher-cost deposits. The average balance of certificates of deposit decreased $117.5 million to $504.5 million as a result of our previously mentioned managed run off, which primarily led to the $361,000 net decrease in interest expense on deposits. Partially offsetting the decline in certificates of deposit was an $88.2 million increase in average money market and checking accounts.
Provision for Loan Losses.  During 2016, there was no provision for loan losses compared to $150,000 in the previous year reflecting continued improvements in our asset quality, offset by loan growth. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriated level based upon management's evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.
See "Comparison of Financial Condition at June 30, 2016 and 2015 - Asset Quality and Allowance for Loan Losses" for additional details.
Noninterest Income.  Noninterest income was $13.5 million for 2016 compared to $12.5 million for 2015. The $984,000, or 7.9% increase was primarily driven by a $750,000, or 12.6% increase in service charges on core deposit accounts corresponding to the increase in deposit accounts from prior acquisitions, an $80,000, or 2.7% increase in mortgage banking income and fees as a result of increases in brokered loan production, and a $215,000, or 6.1% increase in other noninterest income. The increase in other noninterest income was a result of having a full year of operations from our 2014 branch acquisition, which was partially offset by a $37,000 decrease in bank owned life insurance income.
Noninterest Expense.  Noninterest expense was $78.9 million in 2016, a $2.7 million, or 3.3% decrease from $81.6 million 2015. The overall decrease was a result of the absence of merger-related expenses in 2016, which totaled $5.4 million in 2015, partially offset by a $1.2 million, or 3.0% increase in salaries and employee benefits, a $471,000, or 5.5% increase in net occupancy expense, a $360,000, or 14.1% increase in amortization of core deposit intangibles, and a $605,000, or 7.1% increase in other expenses, all of which were primarily related to our branch acquisition in November 2014. REO-related expenses increased $126,000 primarily as a result of a $506,000 increase in loss on sale and impairment of REO primarily due to $216,000 in net losses on REO sales for fiscal year 2016, compared to $378,000 in net gains in fiscal year 2015, partially offset by an $88,000 decrease in post-foreclosure REO impairments. Partially offsetting this increase, REO expense declined $380,000, reflecting the overall decline in the number of REO properties.
Income Taxes.  The provision for income taxes was $4.9 million for fiscal 2016, representing an effective tax rate of 30.0%, as compared to $2.6 million and an effective tax rate of 24.2% in 2015. This increase was due to higher income before taxes, as well as a nonrecurring $526,000 charge incurred in the first quarter of fiscal 2016 related to the decline in value of our deferred tax assets based on decreases in North Carolina's state corporate tax rates. North Carolina's corporate tax rate decreased to 4.0% in 2016 from 5.0% and 6.0% in 2015 and 2014, respectively. In August 2016, the state announced the revenue goals had been met and the new rate for 2017 would be 3.0%. For more information on income taxes and deferred taxes, see Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
We perform a robust evaluation of our deferred tax assets each year to determine whether a deferred tax asset is more likely than not to be realized, evaluating all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. At June 30, 2016 and June 30, 2015, our deferred tax asset valuation allowance was $553,000 and $1.1 million reducing our net deferred tax assets to $54.2 million and $59.5 million, respectively. The deferred tax asset valuation allowance relates primarily to North Carolina state income taxes due as a result of limitations on state net operating loss carry-forwards. The net deferred tax asset was the amount that we determined was more likely than not to be realized, based on an analysis of positive and negative evidence at June 30, 2016 and June 30, 2015.

Comparison of Results of Operation for the Year Ended June 30, 2015 and 2014
General.  During 2015, we had net income of $8.0 million compared to net income of $10.3 million earned in 2014. The Company's 2015 earnings included merger-related expenses of $5.4 million and impairment charges of $375,000 related to the consolidation of six branch offices. Also significantly augmenting 2014 net income was a $6.3 million recovery of loan losses compared to a $150,000 provision for loan losses in 2015.
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
Income Taxes.  The provision for income taxes was $2.6 million for fiscal 2015, representing an effective tax rate of 24.2%, as compared to $4.5 million in 2014. This decrease was due to lower income before taxes, as well as a nonrecurring $962,000 charge incurred in the first quarter of fiscal 2014 related to the decline in value of our deferred tax assets based on decreases in North Carolina's state corporate tax rates. Beginning January 1, 2014, North Carolina's corporate tax rate was reduced from 6.9% to 6.0% and to 5.0% in 2015.
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
How We Measure Our Risk of Interest Rate Changes.  As part of our process to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk we continually analyze and manage assets and liabilities based on market conditions, their payment streams and interest rates, the timing of their maturities, their sensitivity to actual or potential changes in market interest rates, and interest rate sensitivities of the Company's non-maturity deposits with respect to interest rates paid and the level of balances. The board of directors sets the asset and liability policy of HomeTrust Bank, which is implemented by management and an asset/liability committee whose members include certain members of senior management.
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
Among the techniques we use to manage interest rate risk are: (i) increasing our portfolio of hybrid and adjustable-rate one-to-four family residential loans and commercial loans; (ii) maintaining a strong capital position, which provides for a favorable level of interest-earning assets relative to interest-bearing liabilities; and (iii) emphasizing less interest rate sensitive and lower-costing “core deposits.” We also maintain a portfolio of short-term or adjustable-rate assets and use fixed-rate FHLB advances and brokered deposits to extend the term to repricing of our liabilities.
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
Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates. The table presented here, as of June 30, 2016, is forward-looking information about our sensitivity to changes in interest rates. The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up and down 400 basis points. Given the relatively low level of market interest rates, a PVE calculation for a decrease of greater than 100 basis points has not been prepared. An increase in rates would slightly increase our PVE because the repricing of nonmaturing deposits tend to lag behind the increase in market rates. This positive impact is partially offset by the negative effect from our loans with interest rate floors which will not adjust until such time as a  loan’s current interest rate adjusts to an increase in market rates which exceeds the interest rate floor. Conversely, in a falling interest rate environment these interest rate floors will assist in maintaining our net interest income. As of June 30, 2016, our loans with interest rate floors totaled approximately $577.0 million, or 31.5% of our total loan portfolio and had a weighted average floor rate of 4.05%, of which $263.0 million, or 45.6%, had yields that would begin floating again once prime rates increase at least 200 basis points.

June 30, 2016
Change in Interest Rates in	Present Value Equity			PVE
Basis Points	Amount	$ Change	% Change	Ratio
(Dollars in Thousands)
+ 400	$566,884	$1,303	—%	23%
+ 300	571,370	5,789	1	22
+ 200	572,676	7,095	1	22
+ 100	570,460	4,879	1	22
Base	565,581	—	—	21
- 100	524,555	(41,026)	(7)	19
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
The board of directors and management of HomeTrust Bank believe that certain factors afford HomeTrust Bank the ability to operate successfully despite its exposure to interest rate risk. HomeTrust Bank may manage its interest rate risk by originating and retaining adjustable rate loans in its portfolio, by borrowing from the FHLB to match the duration of our funding to the duration of originated fixed rate one-to-four family and commercial loans held in portfolio and by selling on an ongoing basis certain currently originated longer term fixed rate one-to-four family real estate loans.
Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2016, HomeTrust Bank had an additional borrowing capacity of $63.7 million with the FHLB of Atlanta, a $186.5 million line of credit with the FRB, and three lines of credit with three unaffiliated banks totaling $60.0 million. At June 30, 2016, we had $491.0 million in FHLB advances outstanding as part of the previously discussed leveraging strategy. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At June 30, 2016, brokered deposits totaled $13.6 million or 0.76% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Company on a stand-alone level is a separate legal entity from HomeTrust Bank and must provide for its own liquidity and pay its own operating expenses. The Company’s primary source of funds consists of the net proceeds retained by the Company from the Conversion. We also have the ability to receive dividends or capital distributions from HomeTrust Bank, although there are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. At June 30, 2016, the Company (on an unconsolidated basis) had liquid assets of $15.0 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2016, the total approved loan commitments and unused lines of credit outstanding amounted to $164.8 million and $340.4 million, respectively, as compared to $87.6 million and $250.8 million, respectively, as of June 30, 2015. Certificates of deposit scheduled to mature in one year or less at June 30, 2016, totaled $325.5 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

During fiscal 2016, cash and cash equivalents decreased $63.6 million, or 54.7%, from $116.2 million as of June 30, 2014 to $52.6 million as of June 30, 2015 primarily due to management's decision to reduce excess cash by redeploying it to fund higher yielding loan growth and by reducing higher cost certificates of deposit. Cash provided by operating activities of $28.7 million was offset by cash used in investing activities of $10.9 million and financing activities of $81.4 million. Primary sources of cash for the year ended June 30, 2016 included proceeds from an increase in borrowings of $16.0 million, the maturities of investment securities of $100.8 million, the maturities of commercial paper, net of purchases, of $28.0 million, the maturities of certificates of deposit in other banks, net of purchases, of $49.1 million, and proceeds from the sale of REO of $2.8 million. Primary uses of cash during the period included, the purchase of securities available for sale of $66.0 million, a $69.4 million decrease in net deposits, $27.7 million used to repurchase common stock, and an increase in portfolio loans of $147.6 million. All sources and uses of cash reflect our cash management strategy to increase our amount of higher yielding investments and loans, reducing our holdings in lower yielding investments and increasing our lower costing deposits.
During fiscal 2015, cash and cash equivalents increased $70.3 million, or 153.5%, from $45.8 million as of June 30, 2014 to $116.2 million as of June 30, 2015 primarily due to the funds received from the FHLB leveraging strategy. Cash provided by financing activities of $257.9 million and operating activities of $2.4 million was partially offset by cash used in investing activities of $189.9 million. Primary sources of cash for the year ended June 30, 2015 included proceeds from the Branch Acquisition of $310.9 million, an increase in borrowings of $409.8 million, the maturity of investment securities of $41.3 million, and proceeds from the sale of REO of $9.7 million. Primary uses of cash during the period included the purchase of commercial paper, net of maturities, of $255.7 million, the purchase of securities available for sale, net of proceeds from sales of $125.4 million, a $133.5 million decrease in net deposits, $18.7 million used to repurchase common stock, an increase in portfolio loans of $106.6 million, and the purchase of certificates of deposit in other banks, net of maturities, of $46.8 million.
Contractual Obligations
The following table presents the Company's significant contractual obligations at June 30, 2016 (in thousands):

	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total
Borrowings	$491,000	$—	$—	$—	$491,000
Capital lease	123	389	267	2,273	3,052
Operating leases	1,262	2,429	144	—	3,835
Total contractual obligations	$492,385	$2,818	$411	$2,273	$497,887
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended June 30, 2016, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at June 30, 2016, is as follows (in thousands):

Commitments to make loans	$164,766
Unused lines of credit	340,397
Total loan commitments	$505,163
Capital Resources
At June 30, 2016, equity totaled $360.0 million. Management monitors the capital levels of the Company to provide for current and future business opportunities and to ensure HomeTrust Bank meets regulatory guidelines for “well-capitalized” institutions.
HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the BHCA and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in the same manner to those applicable to bank holding companies.
HomeTrust Bancshares, Inc. and the Bank are required to maintain specified levels of regulatory capital under federal banking regulations. The capital adequacy requirements are quantitative measures established by regulation that require HomeTrust Bancshares, Inc. and the Bank to maintain minimum amounts and ratios of capital. HomeTrust Bancshares, Inc.’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements. At June 30, 2016, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements.

Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. As of June 30, 2016, the Bank was considered "well capitalized" in accordance with its regulatory capital guidelines and exceeded all regulatory capital requirements with Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios of 12.80%, 12.80%, 13.79%, and 10.50%, respectively. As of June 30, 2015, Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios were 13.36%, 13.36%, 14.48%, and 10.00%, respectively.
As of June 30, 2016, HomeTrust Bancshares, Inc. exceeded all regulatory capital requirements with Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios of 14.39%, 14.39%, 15.38%, and 11.78%, respectively. As of June 30, 2015, Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios were 15.92%, 15.92%, 17.03%, and 11.91%, respectively.
See Item 1, “Business-How We are Regulated,” and Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details on the Company's capital requirements.
Impact of Inflation
The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.
Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. The primary impact of inflation is reflected in the increased cost of our operations. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. In a period of rapidly rising interest rates, the liquidity and maturity structures of our assets and liabilities are critical to the maintenance of acceptable performance levels.
The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of noninterest expense. Expense items such as employee compensation, employee benefits, and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in dollar value of the collateral securing loans that we have made. Our management is unable to determine the extent, if any, to which properties securing loans have appreciated in dollar value due to inflation.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details on the Company's capital requirements.
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

We have audited the accompanying consolidated balance sheets of HomeTrust Bancshares, Inc. and Subsidiary (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeTrust Bancshares, Inc. and its Subsidiary as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ DIXON HUGHES GOODMAN LLP

Asheville, North Carolina
September 13, 2016

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30,
	2016	2015
Assets
Cash	$29,947	$33,891
Interest-bearing deposits	22,649	82,269
Cash and cash equivalents	52,596	116,160
Commercial paper	229,859	256,152
Certificates of deposit in other banks	161,512	210,629
Securities available for sale, at fair value	200,652	257,606
Other investments, at cost	29,486	28,711
Loans held for sale	5,783	5,874
Total loans, net of deferred loan fees and discount	1,832,831	1,685,707
Allowance for loan losses	(21,292)	(22,374)
Net loans	1,811,539	1,663,333
Premises and equipment, net	54,231	57,524
Accrued interest receivable	7,405	7,522
Real estate owned (REO)	5,956	7,024
Deferred income taxes	54,153	59,493
Bank owned life insurance (BOLI)	79,858	77,354
Goodwill	12,673	12,673
Core deposit intangibles	7,136	10,043
Other assets	4,838	13,016
Total Assets	$2,717,677	$2,783,114
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,802,696	$1,872,126
Borrowings	491,000	475,000
Capital lease obligations	1,958	1,979
Other liabilities	62,047	62,959
Total liabilities	2,357,701	2,412,064
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,998,750 shares issued and outstanding at June 30, 2016; 19,488,449 at June 30, 2015	180	195
Additional paid in capital	186,104	210,621
Retained earnings	179,813	168,357
Unearned Employee Stock Ownership Plan (ESOP) shares	(8,464)	(8,993)
Accumulated other comprehensive income	2,343	870
Total stockholders’ equity	359,976	371,050
Total Liabilities and Stockholders’ Equity	$2,717,677	$2,783,114
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	June 30,
	2016	2015	2014
Interest and Dividend Income
Loans	$78,437	$77,875	$56,835
Securities available for sale	4,161	3,659	1,578
Certificates of deposit and other interest-bearing deposits	3,686	2,747	1,789
Other investments	1,463	875	79
Total interest and dividend income	87,747	85,156	60,281
Interest Expense
Deposits	4,531	4,892	5,417
Borrowings	1,509	498	15
Total interest expense	6,040	5,390	5,432
Net Interest Income	81,707	79,766	54,849
Provision for (Recovery of) Loan Losses	—	150	(6,300)
Net Interest Income after Provision for (Recovery of) Loan Losses	81,707	79,616	61,149
Noninterest Income
Service charges and fees on deposit accounts	6,680	5,930	2,783
Mortgage banking income and fees	3,069	2,989	3,218
Gain from sales of securities available for sale	—	61	10
Other, net	3,754	3,539	2,727
Total noninterest income	13,503	12,519	8,738
Noninterest Expense
Salaries and employee benefits	42,491	41,265	30,366
Net occupancy expense	9,106	8,635	5,322
Marketing and advertising	2,037	2,048	1,360
Telephone, postage, and supplies	3,153	3,141	1,799
Deposit insurance premiums	1,985	1,922	1,312
Computer services	5,813	5,972	3,690
Loss on sale and impairment of REO	534	28	646
REO expense	1,265	1,645	1,443
Core deposit intangible amortization	2,907	2,547	166
Merger-related expenses	—	5,417	2,708
Impairment charges for branch consolidation	400	375	—
Other	9,162	8,557	6,220
Total noninterest expense	78,853	81,552	55,032
Income Before Income Taxes	16,357	10,583	14,855
Income Tax Expense	4,901	2,558	4,513
Net Income	$11,456	$8,025	$10,342
Per Share Data:
Net income per common share:
Basic	$0.65	$0.42	$0.54
Diluted	$0.65	$0.42	$0.54
Average shares outstanding:
Basic	17,417,046	19,038,098	18,630,774
Diluted	17,606,689	19,117,902	18,715,669
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	June 30,
	2016	2015	2014
Net Income	$11,456	$8,025	$10,342
Other Comprehensive Income
Unrealized holding gains on securities available for sale
Gains arising during the period	$2,233	$890	$415
Deferred income tax expense	(760)	(302)	(141)
Reclassification of securities gains recognized in net income	—	57	—
Deferred income tax expense	—	(20)	—
Total other comprehensive income	$1,473	$625	$274
Comprehensive Income	$12,929	$8,650	$10,616
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2013	20,824,900	$208	$227,397	$149,990	$(10,051)	$(29)	$367,515
Net income	—	—	—	10,342	—	—	10,342
Stock repurchased	(1,845,744)	(18)	(29,442)	—	—	—	(29,460)
Granted restricted stock	7,050	—	—	—	—	—	—
Forfeited restricted stock	(18,900)	—	—	—	—	—	—
Retired stock	(14,555)	—	(226)	—	—	—	(226)
Shares issued for Jefferson Bancshares, Inc. merger	1,679,257	17	25,222	—	—	—	25,239
Stock option expense	—	—	1,273	—	—	—	1,273
Restricted stock expense	—	—	1,350	—	—	—	1,350
ESOP shares allocated	—	—	315	—	529	—	844
Other comprehensive income	—	—	—	—	—	274	274
Balance at June 30, 2014	20,632,008	$207	$225,889	$160,332	$(9,522)	$245	$377,151
Net income	—	—	—	8,025	—	—	8,025
Stock repurchased	(1,147,927)	(12)	(18,458)	—	—	—	(18,470)
Forfeited restricted stock	(1,600)	—	—	—	—	—	—
Retired stock	(12,032)		(188)				(188)
Exercised stock options	18,000	—	259	—	—	—	259
Stock option expense	—	—	1,394	—	—	—	1,394
Restricted stock expense	—	—	1,427	—	—	—	1,427
ESOP shares allocated	—	—	298	—	529	—	827
Other comprehensive income	—	—	—	—	—	625	625
Balance at June 30, 2015	19,488,449	$195	$210,621	$168,357	$(8,993)	$870	$371,050
Net income	—	—	—	11,456	—	—	11,456
Stock repurchased	(1,510,994)	(15)	(27,719)	—	—	—	(27,734)
Granted restricted stock	34,500	—	—	—	—	—	—
Forfeited restricted stock	(2,550)	—	—	—	—	—	—
Retired stock	(12,855)	—	(223)	—	—	—	(223)
Exercised stock options	2,200	—	32	—	—	—	32
Stock option expense	—	—	1,512	—	—	—	1,512
Restricted stock expense	—	—	1,427	—	—	—	1,427
ESOP shares allocated	—	—	454	—	529	—	983
Other comprehensive income	—	—	—	—	—	1,473	1,473
Balance at June 30, 2016	17,998,750	$180	$186,104	$179,813	$(8,464)	$2,343	$359,976
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	June 30,
	2016	2015	2014
Operating Activities:
Net income	$11,456	$8,025	$10,342
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	—	150	(6,300)
Depreciation	4,035	3,776	2,369
Deferred income tax expense	4,581	2,286	4,378
Net amortization and accretion	(3,986)	(4,806)	(1,272)
Loss on sale and impairment of REO	534	28	646
Earnings from BOLI	(1,874)	(1,911)	(1,722)
Gain from sales of securities available for sale	—	(61)	(10)
Gain on sale of loans held for sale	(1,643)	(1,651)	(1,603)
Origination of loans held for sale	(91,963)	(74,353)	(73,501)
Proceeds from sales of loans held for sale	93,697	72,667	87,895
Decrease in deferred loan fees, net	(349)	(1,363)	(7)
Decrease (increase) in accrued interest receivable and other assets	8,295	(1,343)	(781)
Amortization of core deposits intangibles	2,907	2,547	166
ESOP compensation expense	983	827	844
Restricted stock and stock option expense	2,939	2,821	2,623
Increase in other liabilities	(912)	(5,685)	(307)
Net cash provided by operating activities	28,700	1,954	23,760
Investing Activities:
Purchase of securities available for sale	(66,000)	(135,830)	(81,565)
Proceeds from sales of securities available for sale	—	10,387	2,086
Proceeds from maturities of securities available for sale	100,836	41,340	45,225
Maturities (purchase) of commercial paper, net	28,004	(255,727)	—
Purchase of certificates of deposit in other banks	(49,638)	(101,904)	(45,132)
Maturities of certificates of deposit in other banks	98,755	55,055	17,969
Principal repayments of mortgage-backed securities	24,165	19,447	9,850
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank Stock	(775)	(24,223)	3,239
Net decrease (increase) in loans	(147,586)	(106,588)	30,011
Purchase of BOLI	(4,250)	—	—
Proceeds from redemption of BOLI	3,620	707	—
Purchase of premises and equipment	(742)	(4,937)	(1,688)
Capital improvements to REO	(99)	(94)	(236)
Proceeds from sale of REO	2,822	9,741	10,592
Acquisition of BankGreenville Financial Corporation, net of cash paid	—	—	1,475
Acquisition of Jefferson Bancshares, Inc., net of cash paid	—	—	(6,926)
Acquisition of Bank of Commerce, net of cash received	—	(7,759)	—
Acquisition of Bank of America branches, net of cash paid	—	310,868	—
Net cash used in investing activities	(10,888)	(189,517)	(15,100)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	June 30,
	2016	2015	2014
Financing Activities:
Net decrease in deposits	(69,430)	(133,517)	(38,166)
Net increase (decrease) in borrowings	16,000	409,828	(10,673)
Repayment of subordinated debentures	—	—	(10,000)
Common stock repurchased	(27,734)	(18,470)	(29,460)
Retired stock	(223)	(188)	(226)
Stock options exercised	32	259	—
Decrease in capital lease obligations	(21)	(19)	(18)
Net cash provided by (used in) financing activities	(81,376)	257,893	(88,543)
Net Increase (Decrease) in Cash and Cash Equivalents	(63,564)	70,330	(79,883)
Cash and Cash Equivalents at Beginning of Period	116,160	45,830	125,713
Cash and Cash Equivalents at End of Period	$52,596	$116,160	$45,830

	June 30,
	2016	2015	2014
Supplemental Disclosures:
Cash paid during the period for:
Interest	$6,468	$4,964	$5,271
Income taxes	428	222	150
Noncash transactions:
Unrealized gain in value of securities available for sale, net of income taxes	1,473	625	274
Transfers of loans to REO	2,189	2,288	9,645
Transfers of loans to loans sold (included in other assets)	—	9,139	—
Transfers of loans to held for sale	—	—	4,340
Loans originated to finance the sale of REO	—	460	94
Business Combinations:
Assets acquired	—	463,959	600,022
Liabilities assumed	—	444,154	539,979
Net assets acquired	—	19,805	60,043
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
1. Summary of Significant Accounting Policies
Business
The consolidated financial statements presented in this report include the accounts of HomeTrust Bancshares, Inc., a Maryland corporation (“HomeTrust”), and its wholly-owned subsidiary, HomeTrust Bank (the “Bank”). As used throughout this report, the term the “Company” refers to HomeTrust and its consolidated subsidiary, unless the context otherwise requires. HomeTrust is a bank holding company primarily engaged in the business of planning, directing, and coordinating the business activities of the Bank. The Bank is a North Carolina state chartered bank and provides a wide range of retail and commercial banking products within its geographic footprint, which includes: North Carolina (the Asheville metropolitan area, the "Piedmont" region, Charlotte, and a loan production office in Raleigh), Upstate South Carolina (Greenville), East Tennessee (Kingsport/Johnson City, Knoxville, and Morristown) and Southwest Virginia (the Roanoke Valley). The Bank operates under a single set of corporate policies and procedures and is recognized as a single banking segment for financial reporting purposes.
Accounting Principles
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States (“US GAAP”).
Principles of Consolidation and Subsidiary Activities
The accompanying consolidated financial statements include the accounts of HomeTrust, the Bank, and its wholly-owned subsidiary, Western North Carolina Service Corporation (“WNCSC”) at or for the years ended June 30, 2016, 2015, and 2014. WNCSC owns office buildings in Asheville, North Carolina that are leased to the Bank. All intercompany items have been eliminated.
Reclassifications

Certain amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, stockholders’ equity or net income.

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
Originated home equity lines of credit ("HELOCs") are often secured by second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render the Company’s second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lien holders that may further weaken collateral positions. Further, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination. In December 2014, the Company began purchasing HELOCs from a third party. The credit risk characteristics are different for these loans since they were not originated by the Company and the collateral is located outside the Company’s market area, primarily in several western states. These loans have an average FICO score of 740 and loan to values of less than 90%. The Company established an allowance for loan losses based on the historical losses in the states where these loans were originated. The Company monitors the performance of these loans and adjusts the allowance for loan losses as necessary.
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
Construction and development loans are highly dependent on the supply and demand for commercial real estate in the Company’s markets as well as the demand for the newly constructed residential and commercial properties and lots being developed by the Company’s commercial loan customers. Prolonged deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for the Company’s commercial borrowers.
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
Federal Home Loan Bank and Federal Reserve Bank Stock
As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank of Richmond ("Federal Reserve Bank"). These investments are carried at cost due to the redemption provisions of these entities and the restricted nature of the securities. Management reviews for impairment based on the ultimate recoverability of the cost basis of these stocks. Our investments in these stocks are maintained in "other investments, at cost" on our balance sheet.
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
Goodwill
Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. Goodwill has an indefinite useful life and is evaluated for impairment annually in the fourth quarter or more frequently if events and circumstances indicate that the asset might be impaired. An

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is first assessed through a review of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a "Step 0" analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform "Step 1" of the traditional two-step process. Step 1 involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The Company uses a combination of the market and income approaches to estimate the fair value of its reporting unit. All inputs are evaluated by management during step one at the evaluation date of April 1st and reviewed again at year end to ensure no significant changes occurred that could indicate impairment.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence. See footnote 12 for additional information.
The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of June 30, 2016 and 2015, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2012.
Employee Stock Ownership Plan
In connection with the conversion from a mutual to a stock form of organization in July 2012, the Bank established an ESOP for the benefit of all of its eligible employees. Full-time employees of the Company and the Bank who have been credited with at least 1000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP. Shares released are allocated to each eligible participant based on the ratio of each participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. Forfeited shares shall be reallocated among other participants in the Plan. At the discretion of the Bank, cash dividends, when paid on allocated shares, will be distributed to participants’ accounts, paid in cash to the participants, or used to repay the principal and interest on the ESOP loan used to acquire Company stock on which dividends were paid. Cash dividends on unallocated shares will be used to repay the outstanding debt of the ESOP.
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
As of July 1, 2015, the ESOP and the HomeTrust Bank 401(k) Plan was combined to form the HomeTrust Bank KSOP Plan. See footnote 13 for additional information.

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
Recent Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”, which defers the effective date of ASU No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2015-14 is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is permitted for interim and annual periods beginning after December 15, 2016. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.
In August 2015, the FASB issued ASU No. 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This ASU provides guidance regarding debt issuance related to line-of-credit arrangements. The amendments in this ASU allows an entity to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless if there are any outstanding borrowings on the line-of-credit arrangement. This ASU was effective for annual periods beginning after December 15, 2015. The adoption of ASU No. 2015-15 did not have a material impact on the Company's Consolidated Financial Statements.
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The ASU simplifies the accounting for measurement period adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period's financial statements the effect on earnings from

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. This ASU was effective for interim and annual periods beginning after December 15, 2015. The adoption of ASU No. 2015-16 did not have a material impact on the Company's Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU amends the guidance in GAAP on the classification and measurement of financial instruments. The ASU includes the following changes: i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (iv) allows an equity investment that does not have readily determinable fair values, to be measured at cost minus impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (v) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements; and (vii) clarifies that a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with the organization’s other deferred tax assets. This ASU is effective for interim and annual periods beginning after December 15, 2017. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (ASC 842)." The guidance in this ASU requires most leases to be recognized on the balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. This ASU is effective for interim and annual periods beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements and the timing of adoption.
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The ASU changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This ASU is effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements and the timing of adoption.
In June 2016, FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the ASU on its Consolidated Financial Statements.
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
On July 31, 2013, the Company completed its acquisition of BankGreenville Financial Corporation (“BankGreenville”) in accordance with the terms of the Agreement and Plan of Merger dated May 3, 2013. Under the terms of the agreement, BankGreenville shareholders received $6.63 per share in cash consideration. This represents approximately $7,823 of aggregate deal consideration. Additional contingent cash consideration of up to $0.75 per share (or approximately $883) could be realized at the expiration of 24 months based on the performance of a select pool of loans totaling approximately $8,000. Contingent cash consideration of $484 or $0.41 per share was paid by the Company to BankGreenville shareholders on October 27, 2015.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

3. Securities Available for Sale
Securities available for sale consist of the following at the dates indicated:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$77,356	$624	$—	$77,980
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	95,668	1,824	(84)	97,408
Municipal Bonds	16,242	992	—	17,234
Corporate Bonds	7,773	194	—	7,967
Equity Securities	63	—	—	63
Total	$197,102	$3,634	$(84)	$200,652

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$115,683	$455	$(67)	$116,071
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	120,294	674	(159)	120,809
Municipal Bonds	16,359	372	(53)	16,678
Corporate Bonds	3,889	96	—	3,985
Equity Securities	63	—	—	$63
Total	$256,288	$1,597	$(279)	$257,606
Debt securities available for sale by contractual maturity at the dates indicated are shown below. Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	June 30, 2016
	Amortized Cost	Estimated Fair Value
Due within one year	$407	$411
Due after one year through five years	79,724	80,290
Due after five years through ten years	18,278	19,257
Due after ten years	2,962	3,223
Mortgage-backed securities	95,668	97,408
Total	$197,039	$200,589

	June 30, 2015
	Amortized Cost	Estimated Fair Value
Due within one year	$317	$317
Due after one year through five years	83,268	83,455
Due after five years through ten years	48,578	49,102
Due after ten years	3,768	3,860
Mortgage-backed securities	120,294	120,809
Total	$256,225	$257,543

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Gross proceeds and gross realized gains and losses from sales of securities recognized in net income follow:

	June 30,
	2016	2015	2014
Gross proceeds from sales of securities	$—	$10,387	$2,086
Gross realized gains from sales of securities	—	74	42
Gross realized losses from sales of securities	—	(13)	(32)
Securities available for sale with costs totaling $151,359 and $181,404 with market values of $154,132 and $182,217 at June 30, 2016 and June 30, 2015, respectively, were pledged as collateral to secure various public deposits and borrowings.
The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2016 and June 30, 2015 were as follows:

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	1,970	(20)	6,040	(64)	8,010	(84)

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$35,793	$(67)	$—	$—	$35,793	$(67)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	24,429	(81)	5,037	(78)	29,466	(159)
Municipal Bonds	3,920	(53)	—	—	3,920	(53)
Total	$64,142	$(201)	$5,037	$(78)	$69,179	$(279)
The total number of securities with unrealized losses at June 30, 2016, and June 30, 2015 were 44 and 81, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the years ended June 2016, 2015 or 2014.
As a requirement for membership, the Bank invests in stock of the FHLB and the Federal Reserve Bank. No ready market exists for these stocks and the carrying value approximates its fair value based on the redemption provisions of the FHLB and the Federal Reserve Bank.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

4. Loans
Loans consist of the following at the dates indicated:

	June 30, 2016	June 30, 2015
Retail consumer loans:
One-to-four family	$623,701	$650,750
HELOCs - originated	163,293	161,204
HELOCs - purchased	144,377	72,010
Construction and land/lots	38,102	45,931
Indirect auto finance	108,478	52,494
Consumer	4,635	3,708
Total retail consumer loans	1,082,586	986,097
Commercial loans:
Commercial real estate	486,561	441,620
Construction and development	86,840	64,573
Commercial and industrial	73,289	84,820
Municipal leases	103,183	108,574
Total commercial loans	749,873	699,587
Total loans	1,832,459	1,685,684
Deferred loan costs, net	372	23
Total loans, net of deferred loan fees and discount	1,832,831	1,685,707
Allowance for loan and lease losses	(21,292)	(22,374)
Net loans	$1,811,539	$1,663,333
All qualifying one-to-four family first mortgage loans, HELOCs, and FHLB Stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers and directors and their associates during the ordinary course of business. The aggregate amount of loans to related parties totaled approximately $837 and $616 at June 30, 2016 and 2015, respectively. In relation to these loans are unfunded commitments that totaled approximately $872 and $965 at June 30, 2016 and 2015, respectively.
The Company’s total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2016
Retail consumer loans:
One-to-four family	$587,440	$7,800	$20,129	$1,283	$11	$616,663
HELOCs - originated	159,275	678	2,997	55	10	163,015
HELOCs - purchased	144,377	—	—	—	—	144,377
Construction and land/lots	36,298	542	679	9	—	37,528
Indirect auto finance	108,432	14	21	11	—	108,478
Consumer	4,390	1	224	2	9	4,626
Commercial loans:
Commercial real estate	448,188	7,817	9,232	1	—	465,238
Construction and development	79,005	480	4,208	—	—	83,693
Commercial and industrial	63,299	1,032	5,361	—	2	69,694
Municipal leases	100,867	1,651	665	—	—	103,183
Total loans	$1,731,571	$20,015	$43,516	$1,361	$32	$1,796,495

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2015
Retail consumer loans:
One-to-four family	$598,417	$11,563	$28,656	$1,772	$12	$640,420
HELOCs - originated	155,899	580	4,020	407	3	160,909
HELOCs - purchased	72,010	—	—	—	—	72,010
Construction and land/lots	42,689	650	1,754	124	—	45,217
Indirect auto finance	52,396	59	39	—	—	52,494
Consumer	3,610	16	32	—	39	3,697
Commercial loans:
Commercial real estate	384,525	12,762	13,972	182	—	411,441
Construction and development	50,815	3,567	5,413	—	—	59,795
Commercial and industrial	73,774	953	4,781	—	2	79,510
Municipal leases	106,260	1,733	581	—	—	108,574
Total loans	$1,540,395	$31,883	$59,248	$2,485	$56	$1,634,067
The Company’s total PCI loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2016
Retail consumer loans:
One-to-four family	$5,039	$377	$1,593	$14	$15	$7,038
HELOCs - originated	258	—	20	—	—	278
Construction and land/lots	522	—	52	—	—	574
Consumer	8	—	—	—	1	9
Commercial loans:
Commercial real estate	12,594	4,266	4,463	—	—	21,323
Construction and development	1,136	292	1,719	—	—	3,147
Commercial and industrial	3,234	194	167	—	—	3,595
Total loans	$22,791	$5,129	$8,014	$14	$16	$35,964

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2015
Retail consumer loans:
One-to-four family	$5,176	$1,210	$3,890	$54	$—	$10,330
HELOCs - originated	259	—	36	—	—	295
Construction and land/lots	571	—	143	—	—	714
Consumer	11	—	—	—	—	11
Commercial loans:
Commercial real estate	21,550	3,454	5,175	—	—	30,179
Construction and development	2,292	146	2,340	—	—	4,778
Commercial and industrial	4,349	279	682	—	—	5,310
Total loans	$34,208	$5,089	$12,266	$54	$—	$51,617

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2016
Retail consumer loans:
One-to-four family	$3,514	$5,476	$8,990	$614,711	$623,701
HELOCs - originated	220	377	597	162,696	163,293
HELOCs - purchased	—	—	—	144,377	144,377
Construction and land/lots	100	119	219	37,883	38,102
Indirect auto finance	182	—	182	108,296	108,478
Consumer	4	4	8	4,627	4,635
Commercial loans:
Commercial real estate	1,436	3,353	4,789	481,772	486,561
Construction and development	371	1,296	1,667	85,173	86,840
Commercial and industrial	216	2,819	3,035	70,254	73,289
Municipal leases	—	—	—	103,183	103,183
Total loans	$6,043	$13,444	$19,487	$1,812,972	$1,832,459

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2015
Retail consumer loans:
One-to-four family	$5,548	$8,261	$13,809	$636,941	$650,750
HELOCs - originated	695	808	1,503	159,701	161,204
HELOCs - purchased	—	—	—	72,010	72,010
Construction and land/lots	102	307	409	45,522	45,931
Indirect auto finance	—	—	—	52,494	52,494
Consumer	23	2	25	3,683	3,708
Commercial loans:
Commercial real estate	2,758	4,636	7,394	434,226	441,620
Construction and development	166	2,992	3,158	61,415	64,573
Commercial and industrial	439	2,898	3,337	81,483	84,820
Municipal leases	202	—	202	108,372	108,574
Total loans	$9,933	$19,904	$29,837	$1,655,847	$1,685,684

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s recorded investment in loans, by segment and class that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	June 30, 2016		June 30, 2015
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$9,192	$—	$10,523	$—
HELOCs - originated	1,026	—	1,856	—
Construction and land/lots	188	—	465	—
Indirect auto finance	20	—	—	—
Consumer	15	—	49	—
Commercial loans:
Commercial real estate	3,222	—	5,103	—
Construction and development	1,417	—	3,461	—
Commercial and industrial	3,019	—	3,081	—
Municipal leases	419	—	316	—
Total loans	$18,518	$—	$24,854	$—
PCI loans totaling $6,607 at June 30, 2016 and $8,158 at June 30, 2015 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
As of June 30, 2015, other assets included a receivable from a third party related to the sale of $9,200 of nonperforming loans that was settled on July 8, 2015. The additional charge-off of approximately $664 resulting from the transaction was reflected in charge-offs in the allowance for loan losses as of June 30, 2015.
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
The Company’s loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	June 30, 2016	June 30, 2015
Performing TDRs included in impaired loans	$28,263	$21,891
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	June 30, 2016
	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$401	$12,575	$9,398	$22,374
Provision for (recovery of) loan losses	(40)	(597)	637	—
Charge-offs	—	(1,663)	(2,041)	(3,704)
Recoveries	—	1,234	1,388	2,622
Balance at end of period	$361	$11,549	$9,382	$21,292

	June 30, 2015
	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$—	$15,731	$7,698	$23,429
Provision for (recovery of) loan losses	1,053	(1,258)	355	150
Charge-offs	(652)	(3,107)	(1,101)	(4,860)
Recoveries	—	1,209	2,446	3,655
Balance at end of period	$401	$12,575	$9,398	$22,374

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	June 30, 2014
	Retail Consumer	Commercial	Total
Balance at beginning of period	$21,952	$10,121	$32,073
Recovery of loan losses	(3,447)	(2,853)	(6,300)
Charge-offs	(4,436)	(901)	(5,337)
Recoveries	1,662	1,331	2,993
Balance at end of period	$15,731	$7,698	$23,429
The Company’s ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans Collectively Evaluated	Total	PCI	Loans individually evaluated for impairment	Loans Collectively Evaluated	Total
June 30, 2016
Retail consumer loans:
One-to-four family	$23	$187	$6,385	$6,595	$7,038	$12,411	$604,252	$623,701
HELOCs - originated	—	288	1,709	1,997	278	1,145	161,870	163,293
HELOCs - purchased	—	—	558	558	—	—	144,377	144,377
Construction and land/lots	—	198	1,146	1,344	574	392	37,136	38,102
Indirect auto finance	—	—	1,016	1,016	—	—	108,478	108,478
Consumer	—	10	51	61	9	—	4,626	4,635
Commercial loans:
Commercial real estate	288	—	6,142	6,430	21,323	5,376	459,862	486,561
Construction and development	17	—	1,891	1,908	3,147	1,789	81,904	86,840
Commercial and industrial	33	3	685	721	3,595	2,927	66,767	73,289
Municipal leases	—	—	662	662	—	305	102,878	103,183
Total	$361	$686	$20,245	$21,292	$35,964	$24,345	$1,772,150	$1,832,459
June 30, 2015
Retail consumer loans:
One-to-four family	$35	$492	$7,463	$7,990	$10,330	$22,841	$617,579	$650,750
HELOCs - originated	3	275	1,499	1,777	295	2,608	158,301	161,204
HELOCs - purchased	—	—	432	432	—	—	72,010	72,010
Construction and land/lots	—	531	1,291	1,822	714	1,926	43,291	45,931
Indirect auto finance	—	—	464	464	—	—	52,494	52,494
Consumer	—	39	89	128	11	45	3,652	3,708
Commercial loans:
Commercial real estate	334	—	6,005	6,339	30,179	10,961	400,480	441,620
Construction and development	—	119	1,462	1,581	4,778	5,161	54,634	64,573
Commercial and industrial	29	400	675	1,104	5,310	4,537	74,973	84,820
Municipal leases	—	—	737	737	—	316	108,258	108,574
Total	$401	$1,856	$20,117	$22,374	$51,617	$48,395	$1,585,672	$1,685,684
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
The Company’s impaired loans and the related allowance, by segment and class, at the dates indicated follows:

		Total Impaired Loans
	Unpaid Principal Balance	With a Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance
June 30, 2016
Retail consumer loans:
One-to-four family	$29,053	$12,348	$13,375	$25,723	$281
HELOCs - originated	4,486	1,999	1,178	3,177	305
Construction and land/lots	2,890	764	693	1,457	209
Indirect auto finance	45	20	—	20	—
Consumer	514	9	13	22	10
Commercial loans:
Commercial real estate	7,433	857	5,776	6,633	13
Construction and development	3,556	600	1,929	2,529	14
Commercial and industrial	9,710	1,197	2,930	4,127	17
Municipal leases	419	114	305	419	1
Total impaired loans	$58,106	$17,908	$26,199	$44,107	$850
June 30, 2015
Retail consumer loans:
One-to-four family	$31,590	$10,340	$19,164	$29,504	$598
HELOCs - originated	6,019	2,565	1,543	4,108	294
Construction and land/lots	3,303	1,225	758	1,983	533
Indirect auto finance	10	—	—	—	—
Consumer	1,966	13	45	58	39
Commercial loans:
Commercial real estate	13,829	696	10,971	11,667	412
Construction and development	6,615	1,268	4,241	5,509	64
Commercial and industrial	5,668	688	4,051	4,739	431
Municipal leases	316	—	316	316	—
Total impaired loans	$69,316	$16,795	$41,089	$57,884	$2,371
Impaired loans above excludes $2,541 at June 30, 2016 and $644 at June 30, 2015 in PCI loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
The table above includes $1,854 and $9,492 of impaired loans that were not individually evaluated at June 30, 2016 and June 30, 2015, respectively, because these loans did not meet the Company’s threshold for individual impairment evaluation. The recorded allowance above includes $164 and $515 related to these loans that were not individually evaluated at June 30, 2016 and June 30, 2015, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s average recorded investment in loans individually evaluated for impairment as of the dates indicated below, and interest income recognized on impaired loans for the year ended as follows:

	June 30, 2016		June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$28,479	$1,477	$30,089	$1,696	$38,949	$1,624
HELOCs - originated	3,593	200	4,373	238	5,549	274
Construction and land/lots	1,787	135	2,074	158	2,080	182
Indirect auto finance	7	2	—	—	—	—
Consumer	55	23	46	24	34	8
Commercial loans:
Commercial real estate	8,506	440	14,718	243	22,116	640
Construction and development	3,469	84	5,654	167	7,885	169
Commercial and industrial	4,379	155	2,496	188	2,747	163
Municipal leases	452	22	303	24	—	—
Total loans	$50,727	$2,538	$59,753	$2,738	$79,360	$3,060
A summary of changes in the accretable yield for PCI loans for the years ended June 30, 2016 and 2015 follows.

	Year Ended June 30, 2016	Year Ended June 30, 2015
Accretable yield, beginning of period	$11,096	$6,151
Addition from Bank of Commerce acquisition	—	7,315
Reclass from nonaccretable yield (1)	1,452	3,047
Other changes, net (2)	1,436	438
Interest income	(4,452)	(5,855)
Accretable yield, end of period	$9,532	$11,096
______________________________

(1)	Represents changes attributable to expected losses assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.
The following table presents carrying values and unpaid principal balances for PCI loans as June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Carrying value of PCI loans	$35,964	$51,617
Unpaid principal balance of PCI loans	$43,398	$61,451

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Year Ended June 30, 2016			Year Ended June 30, 2015
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	5	$234	$238	4	$449	$447
Construction and land/lots	—	—	—	1	110	99
Commercial:
Commercial real estate	1	$590	$578	—	$—	—
Total	6	$824	$816	5	$559	$546
Extended payment terms:
Retail consumer:
One-to-four family	5	$142	$147	5	$566	$579
HELOCs - originated	2	28	25	3	91	85
Consumer	—	—	—	2	10	8
Commercial:
Commercial real estate	1	286	284	1	426	467
Construction and development	1	128	128	—	—	—
Commercial and industrial	2	164	155	—	—	$—
Total	11	$748	$739	11	$1,093	$1,139
Other TDRs:
Retail consumer:
One-to-four family	30	$2,890	$2,498	21	$4,166	$4,027
HELOCs - originated	4	228	227	4	155	119
Construction and land/lots	—	—	—	2	138	134
Consumer	1	2	1	2	58	1
Commercial:
Construction and development	2	386	371	1	173	169
Commercial and industrial	1	$997	$957	—	$—	$—
Total	38	$4,503	$4,054	30	$4,690	$4,450
Total	55	$6,075	$5,609	46	$6,342	$6,135

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the years ended June 30, 2016 and 2015.

	Year Ended June 30, 2016		Year Ended June 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	2	$63	2	$379
Total	2	$63	2	$379
Extended payment terms:
Retail consumer:
One-to-four family	2	$43	4	$574
Total	2	$43	4	$574
Other TDRs:
Retail consumer:
One-to-four family	11	$529	12	$1,422
HELOCs - originated	1	8	2	8
Construction and land/lots	—	—	1	32
Consumer	—	—	1	1
Commercial:
Construction and development	2	371	1	170
Total	14	$908	17	$1,633
Total	18	$1,014	23	$2,586
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
5. Premises and Equipment
Premises and equipment consist of the following:

	June 30,
	2016	2015
Land	$15,833	$16,167
Land held under capital lease	2,052	2,052
Office buildings	49,852	50,979
Furniture, fixtures and equipment	16,179	17,370
Total	83,916	86,568
Less accumulated depreciation	(29,685)	(29,044)
Premises and equipment, net	$54,231	$57,524

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

6. Accrued Interest Receivable
Accrued interest receivable consists of the following:

	June 30,
	2016	2015
Loans	$6,299	$6,270
Securities available for sale	676	840
Other	430	412
Total	$7,405	$7,522

7. Real Estate Owned
The activity within REO for the periods shown is as follows:

	June 30,
	2016	2015
Balance at beginning of period	7,024	14,661
Transfers from loans	2,189	2,288
Acquired through mergers	—	210
Sales, net of loss	(3,038)	(9,823)
Writedowns	(318)	(406)
Capital improvements	99	94
Balance at end of period	5,956	7,024
At June 30, 2016 and 2015, the Bank had $824 and $1,613, respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $1,681 and $1,689 for June 30, 2016 and 2015, respectively.
8. Goodwill and Core Deposit Intangibles
The changes in the carrying amount of the Company's goodwill are as follows:

Goodwill
Balance, June 30, 2014	$10,751
Additions	1,922
Balance, June 30, 2015	$12,673
Additions	—
Balance, June 30, 2016	$12,673
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
The Company added $8,796 in core deposit intangibles during 2015 related to the Branch Acquisition and Bank of Commerce. The Company added $4,060 in core deposits intangibles during 2014 related to the acquisitions of Jefferson and BankGreenville. Amortization expense related to core deposit intangibles was $2,907, $2,547, and $166 for the years ended June 30, 2016, 2015, and 2014, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Estimated amortization expense for each of the next five years and thereafter is as follows:

June 30, 2016
2017	$2,412
2018	1,920
2019	1,430
2020	943
2021	397
Thereafter	34
Total	$7,136
9. Deposit Accounts
Deposit accounts consist of the following:

			Weighted Average Interest Rates
	June 30,		June 30,
	2016	2015	2016	2015
Noninterest-bearing accounts	$225,336	$204,050	—%	—%
NOW accounts	403,574	387,379	0.08%	0.08%
Money market accounts	520,320	481,948	0.29%	0.20%
Savings accounts	210,817	221,674	0.12%	0.13%
Certificates of deposit	442,649	577,075	0.53%	0.61%
Total	$1,802,696	$1,872,126	0.27%	0.27%
Deposits received from executive officers and directors and their associates totaled approximately $4,365 and $3,856 at June 30, 2016 and 2015, respectively.
Maturities of certificates of deposit are as follows:

	June 30, 2016	June 30, 2015
2017	$325,526	$415,641
2018	57,046	89,954
2019	23,160	32,451
2020	18,363	14,565
2021	12,833	18,000
Thereafter	5,721	6,464
Total	$442,649	$577,075
Certificates of deposit with balances of $250 or greater totaled $45,796 and $58,342 at June 30, 2016 and 2015, respectively. Generally, deposit amounts in excess of $250 are not federally insured.
Interest expense on deposits consists of the following:

	June 30,
	2016	2015	2014
NOW accounts	$581	$442	$275
Money market accounts	1,112	1,027	788
Savings accounts	289	304	156
Certificates of deposit	2,549	3,119	4,198
Total	$4,531	$4,892	$5,417

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

10. Borrowings
Borrowings consist of:

	June 30,
	2016		2015
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances maturing:
90 days or less	$491,000	0.42%	$475,000	0.20%
Total	$491,000	0.42%	$475,000	0.20%
All qualifying one-to-four family first mortgage loans, HELOCs, FHLB Stock, and certain investment securities were pledged as collateral to secure the FHLB advances.
11. Leases
The Company leases certain real property under long-term operating lease agreements. Rent expense under operating leases was $1,361, $1,282, and $887 for the years ended June 30, 2016, 2015, and 2014, respectively.
The following schedule summarizes aggregate future minimum lease payments under these operating leases at June 30, 2016.

Fiscal year ending:	June 30,
2017	$1,262
2018	1,215
2019	790
2020	424
Thereafter	144
Total of future minimum payments	$3,835
The Company currently leases land for one of its retail office locations under a capital lease. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected as capital lease obligations on the accompanying balance sheets, because the lease has been deemed to have a bargain purchase option. Included in premises and equipment at June 30, 2016 and June 30, 2015 is $2,052 as the capitalized cost of the leased land.
Aggregate future minimum lease payments due under this capital lease obligation are as follows:

Fiscal year ending:	June 30,
2017	$123
2018	123
2019	133
2020	133
2021-2030	2,540
Total minimum lease payments	3,052
Less: amount representing interest	(1,094)
Present value of net minimum lease payments	$1,958

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

12. Income Taxes
Income tax expense consists of:

	June 30,
	2016	2015	2014
Current:
Federal	$266	$219	$126
State	54	53	9
Total current expense	320	272	135
Deferred:
Federal	4,038	1,966	2,853
State	543	320	1,525
Total deferred expense	4,581	2,286	4,378
Total income tax expense	$4,901	$2,558	$4,513
Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations before income taxes as a result of the following:

	Year Ended June 30,
	2016		2015		2014
	$	Rate	$	Rate	$	Rate
Tax at federal income tax rate	$5,561	34%	$3,598	34%	$5,051	34%
Increase (decrease) resulting from:
Tax exempt income	(1,486)	(9)%	(1,575)	(15)%	(1,740)	(12)%
Nondeductible merger expenses	—	—%	40	—%	162	1%
Change in valuation allowance for deferred tax assets, allocated to income tax expense	(459)	(3)%	(2)	—%	(1,160)	(8)%
State tax, net of federal benefit	394	2%	246	2%	1,012	7%
Other	891	6%	251	2%	1,188	8%
Total	$4,901	30%	$2,558	23%	$4,513	30%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at June 30, 2016 and 2015 are presented below:

	June 30,
	2016	2015
Deferred tax assets:
Alternative minimum tax credit	$4,156	$3,853
Allowance for loan losses	7,451	8,264
Deferred compensation and post-retirement benefits	15,579	16,194
Accrued vacation and sick leave	29	29
Impairments on real estate owned	1,334	1,451
Other than temporary impairment on investments	3,635	3,712
Net operating loss carryforward	21,647	25,354
Discount from business combination	4,856	6,061
Stock compensation plans	1,644	833
Other	1,735	1,323
Total gross deferred tax assets	62,066	67,074
Less valuation allowance	(553)	(1,012)
Deferred tax assets	61,513	66,062
Deferred tax (liabilities):
Depreciable basis of fixed assets	(1,787)	(1,944)
Deferred loan fees	(488)	(518)
FHLB stock, book basis in excess of tax	(142)	(144)
Unrealized gain on securities available for sale	(1,249)	(489)
Other	(3,694)	(3,474)
Total gross deferred tax liabilities	(7,360)	(6,569)
Net deferred tax assets	$54,153	$59,493
The Company had federal net operating loss ("NOL") carry forwards of $62,041 and $71,458 as of June 30, 2016 and June 30, 2015, respectively, with a recorded tax benefit of $21,647 and $25,354 included in deferred tax assets. The majority of these NOLs will expire for federal tax purposes from 2022 through 2032.
The Company adjusted its net deferred tax asset as a result of reductions in the North Carolina corporate income tax rates that were enacted July 23, 2013, and effective January 1, 2014 and January 1, 2015. The lower corporate income tax rate resulted in a reduction in the deferred tax assets as of June 30, 2016 and June 30, 2014 and an increase in the current period income tax expense for the years ended June 30, 2016 and June 30, 2014.
The valuation allowance for deferred tax assets as of June 30, 2016 and 2015 was $553 and $1,012, respectively. The net decrease in the total valuation allowance for June 30, 2016 and 2015 was $459 and $2, respectively, which relates to North Carolina state income taxes due to limitations on state net operating loss carry forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management performed a robust evaluation of the Company’s deferred tax assets at June 30, 2016 and June 30, 2015. Management considered all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial performance in making this assessment. Based upon this evaluation, management believes there is more positive evidence than negative evidence and it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2016 and June 30, 2015. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if negative trends occur with credit quality and earnings during the carryforward period.
Retained earnings at June 30, 2016 and 2015 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2012.
13. Employee Benefit Plans
Effective July 1, 2015, the Bank established the HomeTrust Bank KSOP Plan ("KSOP") by combining the existing HomeTrust Bank 401(k) Plan and the ESOP. The KSOP is comprised of two components, the 401(k) Plan and the ESOP. The KSOP benefits employees with at least 1000 hours of service during a 12-month period and who have attained age 21. Under the 401(k), the Company matches employee contributions at

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

50% of employee deferrals up to 6% of each employee’s compensation. The Company may also make discretionary profit sharing contributions for the benefit of all eligible participants as long as total contributions do not exceed applicable limitations. Employees become fully vested in the Company’s contributions after six years of service. Under the ESOP, the amount of the Bank's annual contribution is discretionary, however it must be sufficient to pay the annual loan payment to the Company.
The Company’s expense for 401(k) contributions to this plan was $583, $1,298, and $918 for the years ended June 30, 2016, 2015, and 2014, respectively. The Company's expense related to the ESOP for the fiscal year ended June 30, 2016, 2015, and 2014 was $983, $827, and $844, respectively.
Shares held by the ESOP include the following:

	June 30,
	2016	2015
Unallocated ESOP shares	846,400	899,300
Allocated ESOP shares	158,700	105,800
ESOP shares committed to be released	52,900	52,900
Total ESOP shares	1,058,000	1,058,000
Fair value of unallocated ESOP shares	$15,658	$15,072
Post-retirement health care benefits are provided to certain key officers under the Company’s Executive Medical Care Plan (“EMCP”). The EMCP is unfunded and is not qualified under the Internal Revenue Code ("IRC"). Plan expense for the years ended June 30, 2016, 2015, and 2014 was $224, $238, and $248, respectively. Total accrued expenses related to this plan included in other liabilities were $5,227 and $5,175, respectively, as of June 30, 2016 and 2015.
14. Deferred Compensation Agreements
The Company’s Director Emeritus Plans (“Plans”) provide certain benefits to Emeritus Directors for providing current advisory services to the Company. The Plans are unfunded and are not qualified under the IRC. Plan benefits vary by participant and are payable to a designated beneficiary in the event of death. The Company records an expense based on the present value of expected future benefits. Plan expenses for the years ended June 30, 2016, 2015, and 2014 were $489, $468, and $478, respectively. Total accrued expenses related to these plans included in other liabilities were $9,443 and $10,632, respectively, as of June 30, 2016 and 2015.
The Company has deferred compensation agreements with certain members of the Company’s Board of Directors. The future payments related to these agreements are to be funded with life insurance contracts which are payable to the Company in the event of the director’s death. For the years ended June 30, 2016, 2015, and 2014 deferred compensation expense was $41, $63, and $104, respectively.
The net cash surrender value of the related life insurance policies and deferred compensation liability are detailed below:

	June 30,
	2016	2015
Net cash surrender value of life insurance, related to deferred compensation	$6,206	$6,497
Deferred compensation liability, included in other liabilities	$1,414	$1,528
Long term deferred compensation and supplemental retirement plans are provided to certain key current and former officers. These plans are unfunded and are not qualified under the IRC. The benefits will vary by participant and are payable to a designated beneficiary in the event of death.  Plan expenses for the years ended June 30, 2016, 2015, and 2014 were $826, $629, and $841, respectively. Total accrued expenses related to these plans included in other liabilities were $20,391 and $19,950, as of June 30, 2016 and 2015, respectively.
In addition, the Company has a deferred compensation plan provided to certain officers and directors. The plan allows the participants to defer any of their annual compensation, including bonus payments, up to the maximum allowed for each participant. The plan is unfunded and is not qualified under the IRC. Plan expenses for the years ended June 30, 2016, 2015, and 2014 were $199, $223, and $240, respectively. The total deferred compensation plan payable included in other liabilities was $5,851 and $6,047, respectively as of June 30, 2016 and 2015.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

15. Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	June 30,
	2016	2015	2014
Numerator:
Net income available to common stockholders	$11,456	$8,025	$10,342
Denominator:
Weighted-average common shares outstanding - basic	17,417,046	$19,038,098	$18,630,774
Effect of dilutive shares	189,643	79,804	84,895
Weighted-average common shares outstanding - diluted	$17,606,689	$19,117,902	$18,715,669
Net income per share - basic	$0.65	$0.42	$0.54
Net income per share - diluted	$0.65	$0.42	$0.54
There were 56,500 and 1,448,000 outstanding stock options that were anti-dilutive for the years ended June 30, 2016 and 2015, respectively.
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
Share based compensation expense related to stock options and restricted stock recognized for the fiscal year ended June 30, 2016 and 2015 were $2,939 and $2,821, respectively, before the related tax benefit of $1,087 and $1,044, respectively.
The table below presents stock option activity and related information:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2013	1,557,000	14.37	9.6	$4,033
Granted	30,000	15.83	—	—
Exercised	—	—	—	—
Forfeited	73,500	14.37	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2014	1,513,500	$14.40	8.6	$2,077
Exercisable at June 30, 2014	290,175	$14.37
Granted	10,000	16.08	—	—
Exercised	18,000	14.37	—	—
Forfeited	7,500	14.37	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2015	1,498,000	$14.41	7.7	$3,519
Exercisable at June 30, 2015	548,550	$14.39
Granted	46,500	17.35	—	—
Exercised	2,200	14.37	—	—
Forfeited	13,000	14.37	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2016	1,529,300	$14.50	6.8	$6,117
Exercisable at June 30, 2016	829,400	$14.40

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of each option granted in fiscal 2016 and 2015 was $4.53 and $3.59, respectively. Assumptions used for grants were as follows:

Assumptions in Estimating Option Values
	2016	2015
Weighted-average volatility	15.30%	18.90%
Expected dividend yield	—%	—%
Risk-free interest rate	1.63%	1.56%
Expected life (years)	6.5	6.0
At June 30, 2016, the Company had $2,396 of unrecognized compensation expense related to 1,529,300 stock options scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.4 years at June 30, 2016. At June 30, 2015, the Company had $3,562 of unrecognized compensation expense related to 1,498,000 stock options schedule to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.8 years at June 30, 2015. All unexercised options expire ten years after the grant date.
The table below presents restricted stock award activity for the year ended June 30, 2016:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2013	511,300	$14.37	$8,672
Granted	7,050	15.80	—
Vested	95,485	14.37	—
Forfeited	18,900	14.37	—
Non-vested at June 30, 2014	403,965	$14.39	$6,770
Granted	—	—	—
Vested	91,895	14.39	—
Forfeited	1,600	14.37	—
Non-vested at June 30, 2015	310,470	$14.40	$5,203
Granted	34,500	17.35	—
Vested	93,670	14.39	—
Forfeited	2,550	14.37	—
Non-vested at June 30, 2016	248,750	$14.81	$4,602
At June 30, 2016, unrecognized compensation expense was $4,015 related to 248,750 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.5 years at June 30, 2016. At June 30, 2015, unrecognized compensation expense was $3,814 related to 310,470 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.8 years at June 30, 2015.
17. Commitments and Contingencies
Loan Commitments
Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At June 30, 2016 and June 30, 2015, respectively, loan commitments (excluding $125,157 and $43,989 of undisbursed portions of construction loans) totaled $39,609 and $43,629 of which $9,932 and $24,020 were variable rate commitments and $29,677 and $19,608 were fixed rate commitments. The fixed rate loans had interest rates ranging from 2.02% to 7.99% at June 30, 2016 and 1.99% to 9.75% at June 30, 2015, and terms ranging from 3 to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $340,397 and $250,762 at June 30, 2016 and 2015, respectively. These amounts represent the Company’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has freestanding derivative instruments consisting of commitments to originate fixed rate conforming loans and commitments to sell fixed rate conforming loans. The fair value of these commitments was not material at June 30, 2016 or June 30, 2015.

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
Restrictions on Cash
The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System. The daily average calculated cash reserve required as of June 30, 2016 and 2015 was $2,346, and $1,743, respectively, which was satisfied by vault cash and balances held at the Federal Reserve Bank.
Guarantees
Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of June 30, 2016 and 2015 were $2,326 and $2,533, respectively. There was no liability recorded for these letters of credit at June 30, 2016 or June 30, 2015.
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
18. Capital
At June 30, 2016, stockholder's equity totaled $359,976. HomeTrust Bancshares, Inc. is a bank holding company subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve"). As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the North Carolina Commissioner of Banks ("NCCOB") and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements.
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
At June 30, 2016, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at June 30, 2016 under applicable regulatory requirements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
As of June 30, 2016
Common Equity Tier I Capital	$317,258	14.39%	$99,197	4.50%	$143,285	6.50%
Tier I Capital (to Total Adjusted Assets)	$317,258	11.78%	$107,687	4.00%	$134,609	5.00%
Tier I Capital (to Risk-weighted Assets)	$317,258	14.39%	$132,263	6.00%	$176,350	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$339,005	15.38%	$176,350	8.00%	$220,438	10.00%

As of June 30, 2015
Common Equity Tier I Capital	$326,969	15.92%	$92,395	4.50%	$133,459	6.50%
Tier I Capital (to Total Adjusted Assets)	$326,969	11.91%	$109,797	4.00%	$137,246	5.00%
Tier I Capital (to Risk-weighted Assets)	$326,969	15.92%	$123,193	6.00%	$164,257	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$349,763	17.03%	$164,257	8.00%	$205,321	10.00%

HomeTrust Bank:
As of June 30, 2016
Common Equity Tier I Capital	$280,598	12.80%	$98,634	4.50%	$142,471	6.50%
Tier I Capital (to Total Adjusted Assets)	$280,598	10.50%	$106,852	4.00%	$133,565	5.00%
Tier I Capital (to Risk-weighted Assets)	$280,598	12.80%	$131,512	6.00%	$175,349	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$302,271	13.79%	$175,349	8.00%	$219,187	10.00%

As of June 30, 2015
Common Equity Tier I Capital	$271,760	13.36%	$91,508	4.50%	$132,178	6.50%
Tier I Capital (to Total Adjusted Assets)	$271,760	10.00%	$108,692	4.00%	$135,865	5.00%
Tier I Capital (to Risk-weighted Assets)	$271,760	13.36%	$122,010	6.00%	$162,680	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$294,425	14.48%	$162,680	8.00%	$203,350	10.00%
___________________________________
In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, HomeTrust Bancshares, Inc. and the Bank now  have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A reconciliation of HomeTrust Bancshares, Inc.'s stockholders' equity under US GAAP and regulatory capital amounts follows:

	June 30,
	2016	2015
Total stockholders' equity under US GAAP	$359,976	$371,050
Accumulated other comprehensive income, net of tax	(2,343)	(870)
Investment in nonincludable subsidiary	(926)	(1,005)
Disallowed deferred tax assets	(24,079)	(27,002)
Disallowed goodwill and other disallowed intangible assets	(15,370)	(15,204)
Tier I Capital	317,258	326,969
Allowable portion of allowance for loan losses	21,747	22,794
Total Risk-based Capital	$339,005	$349,763
19. Parent Company Financial Information
The Company’s principal asset is its investment in its subsidiary, the Bank. The following tables present condensed financial information of the Company:
Condensed balance sheet

	June 30, 2016	June 30, 2015
Assets:
Cash and equivalents	$6,579	$17,114
Certificates of deposit in other banks	8,456	9,947
Other securities	63	63
Total loans	7,938	11,643
Allowance for loan losses	(74)	(129)
Net loans	7,864	11,514
REO	1,124	834
Investment in bank subsidiary	326,648	320,861
ESOP loan receivable	8,830	9,280
Other assets	760	2,559
Total Assets	$360,324	$372,172
Liabilities and Stockholders’ Equity:
Other liabilities	348	1,122
Stockholders’ Equity	359,976	371,050
Total Liabilities and Stockholders’ Equity	$360,324	$372,172

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Condensed statement of income

	June 30, 2016	June 30, 2015	June 30, 2014
Income:
Interest income	$716	$969	$1,418
Other income	—	1	9
Equity earnings in Bank subsidiary	11,284	6,848	9,444
Total income	12,000	7,818	10,871
Expense:
Management fee expense	317	290	351
REO expense	71	136	237
Loss (gain) on sale and impairment of REO	115	(83)	118
Recovery of loan losses	(275)	(1,025)	(357)
Other expense	166	152	137
Total expense	394	(530)	486
Income Before Income Taxes	11,606	8,348	10,385
Income Tax Expense	150	323	43
Net Income	$11,456	$8,025	$10,342

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Condensed statement of cash flows

	June 30, 2016	June 30, 2015	June 30, 2014
Operating Activities:
Net income	$11,456	$8,025	$10,342
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	(275)	(1,025)	(357)
Loss (gain) on sale and impairment of REO	115	(83)	118
Decrease (increase) in accrued interest receivable and other assets	1,799	(1,649)	(308)
Equity in undistributed income of Bank	(11,284)	(6,848)	(9,444)
ESOP compensation expense	983	827	844
Restricted stock and stock option expense	2,939	2,821	2,623
Increase (decrease) in other liabilities	(774)	60	660
Net cash provided by operating activities	4,959	2,128	4,478
Investing Activities:
Purchase of certificates of deposit in other banks	(996)	(995)	(248)
Maturities of certificates of deposit in other banks	2,487	1,244	249
Purchase of equity securities	—	(63)	—
Repayment of loans	3,024	4,835	6,356
Capital improvements to REO	—	(49)	(4)
Increase in investment in Bank subsidiary	(982)	(827)	(26,644)
Dividend from subsidiary	7,952	25,000	19,110
ESOP principal payments received	450	442	430
Proceeds from sale of REO	496	302	4,811
Acquisition of BankGreenville Financial Corporation	—	—	(1,475)
Acquisition of Jefferson Bancshares, Inc	—	—	(6,926)
Net cash provided by (used in) investing activities	12,431	29,889	(4,341)
Financing Activities:
Repayment of subordinated debentures	—	—	(10,000)
Common stock repurchased	(27,734)	(18,470)	(29,460)
Retired stock	(223)	(188)	(226)
Exercised stock options	32	259	—
Net cash used in financing activities	(27,925)	(18,399)	(39,686)
Net Increase (Decrease) in Cash and Cash Equivalents	(10,535)	13,618	(39,549)
Cash and Cash Equivalents at Beginning of Period	17,114	3,496	43,045
Cash and Cash Equivalents at End of Period	$6,579	$17,114	$3,496
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
At June 30, 2016 and June 30, 2015, most of the total impaired loans were evaluated based on the fair value of the collateral. For these collateral dependent impaired loans, the Company obtains updated appraisals at least annually. These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary. As part of the quarterly review of impaired loans, the Company reviews these appraisals to determine if any additional discounts to the fair value are necessary. If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals. Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification in the fair value hierarchy as a nonrecurring Level 3.
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

	June 30, 2016
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$77,980	$—	$77,980	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	97,408	—	97,408	—
Municipal Bonds	17,234	—	17,234	—
Corporate Bonds	7,967	—	6,967	1,000
Equity Securities	63	—	63
Total	$200,652	$—	$199,652	$1,000

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	June 30, 2015
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$116,071	$—	$116,071	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	120,809	—	120,809	—
Municipal Bonds	16,678	—	16,678	—
Corporate Bonds	3,985	—	2,985	1,000
Equity Securities	63	—	63	—
Total	$257,606	$—	$256,606	$1,000
Financial Assets Recorded at Fair Value on a Nonrecurring Basis
The following table presents financial assets measured at fair value on a non-recurring basis during the periods indicated:

	Year Ended June 30, 2016
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$4,239	$—	$—	$4,239
REO	1,117	—	—	1,117
Total	$5,356	$—	$—	$5,356

	Year Ended June 30, 2015
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$5,697	$—	$—	$5,697
REO	1,685	—	—	1,685
Total	$7,382	$—	$—	$7,382
Quantitative information about Level 3 fair value measurements during the period ended June 30, 2016 is shown in the table below:

	Fair Value at June 30, 2016	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$4,239	Discounted Appraisals	Collateral discounts	0% - 33%	12%
REO	$1,117	Discounted Appraisals	Collateral discounts	10% - 37%	16%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of June 30, 2016 and June 30, 2015, are summarized below:

	June 30, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$52,596	$52,596	$52,596	$—	$—
Commercial paper	229,859	229,859	229,859	—	—
Certificates of deposit in other banks	161,512	161,512	—	161,512	—
Securities available for sale	200,652	200,652	—	199,652	1,000
Loans, net	1,811,539	1,761,926	—	—	1,761,926
Loans held for sale	5,783	5,876	—	—	5,876
FHLB stock	23,304	23,304	23,304	—	—
FRB stock	6,182	6,182	6,182	—	—
Accrued interest receivable	7,405	7,405	—	1,106	6,299
Noninterest-bearing and NOW deposits	628,910	628,910	—	628,910	—
Money market accounts	520,320	520,320	—	520,320	—
Savings accounts	210,817	210,817	—	210,817	—
Certificates of deposit	442,649	442,203	—	442,203	—
Borrowings	491,000	491,000	—	491,000	—
Accrued interest payable	246	246	—	246	—

	June 30, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$116,160	$116,160	$116,160	$—	$—
Commercial paper	256,152	256,152	256,152	—	—
Certificates of deposit in other banks	210,629	210,629	—	210,629	—
Securities available for sale	257,606	257,606	—	256,606	1,000
Loans, net	1,663,333	1,555,992	—	—	1,555,992
Loans held for sale	5,874	5,968	—	—	5,968
FHLB stock	22,541	22,541	22,541	—	—
FRB stock	6,170	6,170	6,170	—	—
Accrued interest receivable	7,522	7,522	—	1,252	6,270
Noninterest-bearing and NOW deposits	591,429	591,429	—	591,429	—
Money market accounts	481,948	481,948	—	481,948	—
Savings accounts	221,674	221,674	—	221,674	—
Certificates of deposit	577,075	577,174	—	577,174	—
Borrowings	475,000	475,000	—	475,000	—
Accrued interest payable	181	181	—	181	—
The Company had off-balance sheet financial commitments, which include approximately $505,163 and $338,380 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at June 30, 2016 and June 30, 2015 (see Note 17).  Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
Securities available for sale – Fair values are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. We have one corporate bond that is not actively traded and considered a level three asset.

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
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of June 30, 2016 and June 30, 2015. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
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
21. Unaudited Interim Financial Information
The unaudited statements of income for each of the quarters during the fiscal years ended June 30, 2016 and 2015 are summarized below:

	Three months ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Interest and dividend income	$22,375	$21,797	$21,566	$22,009
Interest expense	1,609	1,577	1,416	1,438
Net interest income	20,766	20,220	20,150	20,571
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	20,766	20,220	20,150	20,571
Noninterest income	3,745	3,384	3,005	3,369
Noninterest expense	19,803	19,373	19,842	19,835
Net income before provision for income taxes	4,708	4,231	3,313	4,105
Income tax expense	1,406	1,090	864	1,541
Net income	$3,302	$3,141	$2,449	$2,564
Net income per common share:
Basic	$0.19	$0.18	$0.14	$0.14
Diluted	$0.19	$0.18	$0.14	$0.14

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Three months ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Interest and dividend income	$22,197	$21,536	$21,559	$19,864
Interest expense	1,409	1,348	1,369	1,264
Net interest income	20,788	20,188	20,190	18,600
Recovery of loan losses	400	—	—	(250)
Net interest income after provision for loan losses	20,388	20,188	20,190	18,850
Noninterest income	3,618	3,313	2,819	2,769
Noninterest expense	20,895	22,025	20,135	18,497
Net income before provision for income taxes	3,111	1,476	2,874	3,122
Income tax expense	553	314	825	866
Net income	$2,558	$1,162	$2,049	$2,256
Net income per common share:
Basic	$0.14	$0.06	$0.10	$0.12
Diluted	$0.14	$0.06	$0.10	$0.12
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2016 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, utilizing the framework established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2016 was effective.
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
Changes in Internal Controls There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers The information concerning our directors required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 28, 2016, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information required by this item regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 28, 2016, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officers is contained under the caption “Executive Officers” in Part I of this Form 10-K, and is incorporated herein by this reference.
Section 16(a) Beneficial Ownership Reporting Compliance The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent shareholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 28, 2016, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Code of Ethics We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, http://www.hometrustbancshares.com.
Item 11. Executive Compensation
The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 28, 2016, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information concerning security ownership of certain beneficial owners and management and our equity incentive plan required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 28, 2016, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 28, 2016, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 28, 2016, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

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

HOMETRUST BANCSHARES, INC.

Date: September 13, 2016	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman of the Board,
President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dana L. Stonestreet	Chairman of the Board, President and Chief Executive Officer	September 13, 2016
Dana L. Stonestreet	(Principal Executive Officer)

/s/ Tony J. VunCannon	Executive Vice President, Chief Financial Officer and Treasurer	September 13, 2016
Tony J. VunCannon	(Principal Financial and Accounting Officer)

/s/ H. Stanford Allen	Director	September 13, 2016
H. Stanford Allen

/s/ Sidney A. Biesecker	Director	September 13, 2016
Sidney A. Biesecker

/s/ Robert G. Dinsmore, Jr.	Director	September 13, 2016
Robert G. Dinsmore, Jr.

/s/ J. Steven Goforth	Director	September 13, 2016
J. Steven Goforth

/s/ Robert E. James	Director	September 13, 2016
Robert E. James

/s/ Laura C. Kendall	Director	September 13, 2016
Laura C. Kendall

/s/ Craig C. Koontz	Director	September 13, 2016
Craig C. Koontz

/s/ Larry S. McDevitt	Director	September 13, 2016
Larry S. McDevitt

/s/ F.K. McFarland, III	Director	September 13, 2016
F.K. McFarland, III

/s/ Peggy C. Melville	Director	September 13, 2016
Peggy C. Melville

/s/ Anderson L. Smith	Director	September 13, 2016
Anderson L. Smith

/s/ Richard T. Williams	Director	September 13, 2016
Richard T. Williams

EXHIBIT INDEX

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Purchase and Assumption Agreement, dated as of June 9, 2014, between Bank of America, National Association and HomeTrust Bank	(a)
2.2	Agreement and Plan of Merger, dated as of January 22, 2014, by and between HomeTrust Bancshares, Inc. and Jefferson Bancshares, Inc.	(b)
3.1	Charter of HomeTrust Bancshares, Inc.	(c)
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.’s Junior Participating Preferred Stock, Series A	(d)
3.3	Bylaws of HomeTrust Bancshares, Inc.	(e)
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Computershare Trust Company, N.A., as successor rights agent to Registrar and Transfer Company	(d)
4.2
Amendment No. 1, dated as of August 31, 2015, to Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Computershare Trust Company, N.A., as successor rights agent to Registrar and Transfer Company
(n)
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	(c)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(f)
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon and Howard L. Sellinger	(c)
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.5	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(c)
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	(c)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(c)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(c)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(c)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(c)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(c)
10.7E	SERP Joinder Agreement for Stan Allen	(c)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(c)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(c)
10.7H	SERP Joinder Agreement for William T. Flynt	(c)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(h)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(c)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(c)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(c)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(c)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(c)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(c)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(c)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(c)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(c)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(c)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(c)
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	10.12

10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	(i)
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(j)
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(j)
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(j)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(j)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(j)
10.19	Fully Restated Employment Agreement between HomeTrust Bank and Anderson L. Smith	(k)
10.20	Amended and Restated Jefferson Federal Bank Supplemental Executive Retirement Plan	(l)
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(m)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(m)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(m)
10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(m)
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(m)
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(m)
10.27	Offer Letter between HomeTrust Bank and Keith J. Houghton	(o)
10.28	Form of Relocation Repayment Agreement between HomeTrust Bank and Keith J. Houghton	(o)
10.29	Form of Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and each of Keith J. Houghton, R. Parrish Little, and Teresa White	(p)
21.0	Subsidiaries of the Registrant	21.0
23.0	Consent of Dixon Hughes Goodman LLP	23.0
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares’ Annual Report on Form 10-K for the year ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
_________________

(a)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on June 10, 2014 (File No. 001-35593).

(b)	Attached as Appendix A to the joint proxy statement/prospectus filed by HomeTrust Bancshares on April 28, 2014 pursuant to Rule 424(b) of the Securities Act of 1933.

(c)	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(d)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(e)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on January 29, 2014 (File No. 001-35593).

(f)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).

(g)	Filed as an exhibit to HomeTrust Bancshares’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).

(h)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(i)	Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(j)	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(k)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).

(l)	Filed as an exhibit to Jefferson Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(m)	Filed as an exhibit to HomeTrust Bancshare's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(n)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on August 31, 2015 (File No. 001-35593).

(o)	Filed as an exhibit to HomeTrust Bancshare's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).

(p)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on January 29, 2016 (File No. 001-35593).