Form 10-Q
period 2016-09-30
HomeTrust Bancshares, Inc.
filed 2016-11-09
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
There were 18,000,750 shares of common stock, par value of $.01 per share, issued and outstanding as of November 4, 2016.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	September 30, 2016	June 30, 2016
Assets
Cash	$32,081	$29,947
Interest-bearing deposits	28,482	22,649
Cash and cash equivalents	60,563	52,596
Commercial paper	220,682	229,859
Certificates of deposit in other banks	153,431	161,512
Securities available for sale, at fair value	193,701	200,652
Other investments, at cost	31,509	29,486
Loans held for sale	8,832	5,783
Total loans, net of deferred loan costs and discount	1,881,481	1,832,831
Allowance for loan losses	(20,951)	(21,292)
Net loans	1,860,530	1,811,539
Premises and equipment, net	53,981	54,231
Accrued interest receivable	7,729	7,405
Real estate owned ("REO")	5,715	5,956
Deferred income taxes	52,087	54,153
Bank owned life insurance	80,444	79,858
Goodwill	12,673	12,673
Core deposit intangibles	6,486	7,136
Other assets	5,746	4,838
Total Assets	$2,754,109	$2,717,677
Liabilities and Stockholders' Equity
Liabilities
Deposits	$1,793,528	$1,802,696
Borrowings	536,500	491,000
Capital lease obligations	1,953	1,958
Other liabilities	57,727	62,047
Total liabilities	2,389,708	2,357,701
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,999,150 shares issued and outstanding at September 30, 2016; 17,998,750 at June 30, 2016	180	180
Additional paid in capital	186,960	186,104
Retained earnings	183,637	179,813
Unearned Employee Stock Ownership Plan ("ESOP") shares	(8,332)	(8,464)
Accumulated other comprehensive income	1,956	2,343
Total stockholders' equity	364,401	359,976
Total Liabilities and Stockholders' Equity	$2,754,109	$2,717,677
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended
	September 30,
	2016	2015
Interest and Dividend Income
Loans	$20,480	$19,635
Securities available for sale	880	1,199
Certificates of deposit and other interest-bearing deposits	1,044	830
Other investments	387	345
Total interest and dividend income	22,791	22,009
Interest Expense
Deposits	1,099	1,191
Other borrowings	555	247
Total interest expense	1,654	1,438
Net Interest Income	21,137	20,571
Provision for Loan Losses	—	—
Net Interest Income after Provision for Loan Losses	21,137	20,571
Noninterest Income
Service charges on deposit accounts	1,749	1,699
Mortgage banking income and fees	976	728
Gain from sale of premises and equipment	385	—
Other, net	966	942
Total noninterest income	4,076	3,369
Noninterest Expense
Salaries and employee benefits	10,691	10,857
Net occupancy expense	2,061	2,259
Marketing and advertising	430	485
Telephone, postage, and supplies	612	830
Deposit insurance premiums	279	525
Computer services	1,427	1,584
Loss (gain) on sale and impairment of REO	129	(21)
REO expense	144	355
Core deposit intangible amortization	650	774
Merger-related expenses	307	—
Other	2,235	2,187
Total noninterest expense	18,965	19,835
Income Before Income Taxes	6,248	4,105
Income Tax Expense	2,424	1,541
Net Income	$3,824	$2,564
Per Share Data:
Net income per common share:
Basic	$0.22	$0.14
Diluted	$0.22	$0.14
Average shares outstanding:
Basic	17,208,682	18,077,987
Diluted	17,451,295	18,291,029
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Three Months Ended
	September 30,
	2016	2015
Net Income	$3,824	$2,564
Other Comprehensive Income
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	(586)	1,327
Deferred income tax benefit (expense)	199	(451)
Total other comprehensive income (loss)	$(387)	$876
Comprehensive Income	$3,437	$3,440
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2015	19,488,449	$195	$210,621	$168,357	$(8,993)	$870	$371,050
Net income	—	—	—	2,564	—	—	2,564
Stock repurchased	(414,362)	(4)	(7,367)	—	—	—	(7,371)
Forfeited restricted stock	(450)	—	—	—	—	—	—
Exercised stock options	400	—	6	—	—	—	6
Stock option expense	—	—	442	—	—	—	442
Restricted stock expense	—	—	346	—	—	—	346
ESOP shares allocated	—	—	103	—	132	—	235
Other comprehensive income	—	—	—	—	—	876	876
Balance at September 30, 2015	19,074,037	$191	$204,151	$170,921	$(8,861)	$1,746	$368,148

Balance at June 30, 2016	17,998,750	$180	$186,104	$179,813	$(8,464)	$2,343	$359,976
Net income	—	—	—	3,824	—	—	3,824
Granted restricted stock	400	—	—	—	—	—	—
Stock option expense	—	—	362	—	—	—	362
Restricted stock expense	—	—	377	—	—	—	377
ESOP shares allocated	—	—	117	—	132	—	249
Other comprehensive loss	—	—	—	—	—	(387)	(387)
Balance at September 30, 2016	17,999,150	$180	$186,960	$183,637	$(8,332)	$1,956	$364,401
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended September 30,
	2016	2015
Operating Activities:
Net income	$3,824	$2,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	868	1,046
Deferred income tax expense	2,266	1,571
Net amortization and accretion	(2,180)	(1,442)
Gain from sale of premises and equipment	(385)	—
Loss (gain) on sale and impairment of REO	129	(21)
Gain on sale of loans held for sale	(382)	(455)
Origination of loans held for sale	(38,908)	(22,561)
Proceeds from sales of loans held for sale	36,241	24,878
Decrease (increase) in deferred loan costs, net	(5)	153
Decrease (increase) in accrued interest receivable and other assets	(1,232)	7,544
Amortization of core deposit intangibles	650	774
Earnings from bank owned life insurance	(586)	(509)
ESOP compensation expense	249	235
Restricted stock and stock option expense	739	788
Decrease in other liabilities	(4,320)	(3,031)
Net cash provided by (used in) operating activities	(3,032)	11,534
Investing Activities:
Purchase of securities available for sale	(13,000)	(11,100)
Proceeds from maturities of securities available for sale	12,570	13,060
Net maturities of commercial paper	9,724	13,224
Purchase of certificates of deposit in other banks	(13,754)	(7,453)
Maturities of certificates of deposit in other banks	21,835	21,696
Principal repayments of mortgage-backed securities	6,649	7,320
Net purchases of other investments	(2,023)	(42)
Net increase in loans	(47,513)	(55,842)
Purchase of premises and equipment	(628)	(420)
Proceeds from sale of premises and equipment	395	—
Proceeds from sale of REO	417	639
Net cash used in investing activities	(25,328)	(18,918)
Financing Activities:
Net decrease in deposits	(9,168)	(52,176)
Net increase in other borrowings	45,500	1,000
Common stock repurchased	—	(7,371)
Exercised stock options	—	6
Decrease in capital lease obligations	(5)	(5)
Net cash provided by (used in) financing activities	36,327	(58,546)
Net Increase (Decrease) in Cash and Cash Equivalents	7,967	(65,930)
Cash and Cash Equivalents at Beginning of Period	52,596	116,160
Cash and Cash Equivalents at End of Period	$60,563	$50,230

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

Supplemental Disclosures:	Three Months Ended September 30,
	2016	2015
Cash paid during the period for:
Interest	$2,129	$1,445
Income taxes	100	100
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	(387)	876
Transfers of loans to REO	305	228
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2016 ("2016 Form 10-K") filed with the SEC on September 13, 2016. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2017.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) business combinations and acquired loans, (iii) the valuation of REO, (iv) the valuation of goodwill and other intangible assets, and (v) the valuation of or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our 2016 Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company's financial condition and operating results in future periods.

2.	Recent Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”, which defers the effective date of Accounting Standard Update ("ASU") No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. ASU No. 2015-14 is effective for interim and annual periods beginning after December 15, 2017; early adoption is permitted for interim and annual periods beginning after December 15, 2016. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.
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
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the ASU on its Consolidated Financial Statements.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The ASU amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows and is intended to reduce the diversity in practice. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for all entities beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the ASU on its Consolidated Financial Statements.

3.	Business Combinations
On September 21, 2016, the Company announced that HomeTrust Bancshares, Inc. and TriSummit Bancorp, Inc. ("TriSummit") entered into an agreement under which the Company will acquire TriSummit with six locations in Kingsport, TN, Johnson City, TN, and Bristol, VA (the “Tri-Cities” region) and also in Morristown and Jefferson City, TN. The acquisition will add approximately $246.0 million of loans and $288.0 million of deposits. Under the terms of the agreement, TriSummit shareholders will receive a total of $8.80 per share in merger consideration consisting of $4.40 in cash plus $4.40 in HomeTrust common stock. This represents approximately $31.8 million of aggregate transaction consideration. The transaction is anticipated to close in the first calendar quarter of 2017, subject to TriSummit shareholder approval and customary closing conditions, including regulatory approvals.

4.	Securities Available for Sale
Securities available for sale consist of the following at the dates indicated:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$77,868	$503	$(9)	$78,362
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	88,929	1,535	(78)	90,386
Municipal Bonds	16,131	854	(3)	16,982
Corporate Bonds	7,746	165	(3)	7,908
Equity Securities	63	—	—	63
Total	$190,737	$3,057	$(93)	$193,701

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

	September 30, 2016
	Amortized Cost	Estimated Fair Value
Due within one year	$905	$908
Due after one year through five years	80,586	81,039
Due after five years through ten years	17,766	18,621
Due after ten years	2,488	2,684
Mortgage-backed securities	88,929	90,386
Total	$190,674	$193,638
The Company had no sales of securities available for sale during the three months ended September 30, 2016 and 2015.
Securities available for sale with costs totaling $134,678 and $151,359 with market values of $137,064 and $154,132 at September 30, 2016 and June 30, 2016, respectively, were pledged as collateral to secure various public deposits and other borrowings.
The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2016 and June 30, 2016 were as follows:

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$10,995	$(9)	$—	$—	$10,995	$(9)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	6,262	(19)	4,383	(59)	10,645	(78)
Municipal Bonds	1,477	(3)	—	—	1,477	(3)
Corporate Bonds	3,883	(3)	—	—	3,883	(3)
Total	$22,617	$(34)	$4,383	$(59)	$27,000	$(93)

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	$1,970	$(20)	$6,040	$(64)	$8,010	$(84)
Total	$1,970	$(20)	$6,040	$(64)	$8,010	$(84)
The total number of securities with unrealized losses at September 30, 2016, and June 30, 2016 were 53 and 44, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future,

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the three months ended September 30, 2016 or the year ended June 30, 2016.
As a requirement for membership, the Bank invests in stock of the FHLB of Atlanta and the Federal Reserve Bank of Richmond ("FRB"). No ready market exists for this stock and the carrying value approximates its fair value based on the redemption provisions of the FHLB of Atlanta and the FRB.

5.	Loans
Loans consist of the following at the dates indicated:

	September 30, 2016	June 30, 2016
Retail consumer loans:
One-to-four family	$613,568	$623,701
HELOCs - originated	161,679	163,293
HELOCs - purchased	169,007	144,377
Construction and land/lots	40,100	38,102
Indirect auto finance	122,115	108,478
Consumer	5,348	4,635
Total retail consumer loans	1,111,817	1,082,586
Commercial loans:
Commercial real estate	487,997	486,561
Construction and development	109,507	86,840
Commercial and industrial	70,393	73,289
Municipal leases	101,400	103,183
Total commercial loans	769,297	749,873
Total loans	1,881,114	1,832,459
Deferred loan costs, net	367	372
Total loans, net of deferred loan costs and discount	1,881,481	1,832,831
Allowance for loan and lease losses	(20,951)	(21,292)
Loans, net	$1,860,530	$1,811,539
All the qualifying one-to-four family first mortgage loans, HELOCs, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.
The Company's total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2016
Retail consumer loans:
One-to-four family	$579,110	$7,542	$19,038	$1,610	$47	$607,347
HELOCs - originated	157,802	711	2,782	94	9	161,398
HELOCs - purchased	169,007	—	—	—	—	169,007
Construction and land/lots	38,433	444	672	9	—	39,558
Indirect auto finance	121,990	13	101	10	1	122,115
Consumer	5,148	—	183	1	9	5,341
Commercial loans:
Commercial real estate	453,449	6,862	9,476	1	—	469,788
Construction and development	102,035	681	3,869	—	—	106,585
Commercial and industrial	61,685	995	4,472	—	3	67,155
Municipal leases	99,782	964	654	—	—	101,400
Total loans	$1,788,441	$18,212	$41,247	$1,725	$69	$1,849,694

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2016
Retail consumer loans:
One-to-four family	$587,440	$7,800	$20,129	$1,283	$11	$616,663
HELOCs - originated	159,275	678	2,997	55	10	163,015
HELOCs - purchased	144,377	—	—	—	—	144,377
Construction and land/lots	36,298	542	679	9	—	37,528
Indirect auto finance	108,432	14	21	11	—	108,478
Consumer	4,390	1	224	2	9	4,626
Commercial loans:
Commercial real estate	448,188	7,817	9,232	1	—	465,238
Construction and development	79,005	480	4,208	—	—	83,693
Commercial and industrial	63,299	1,032	5,361	—	2	69,694
Municipal leases	100,867	1,651	665	—	—	103,183
Total loans	$1,731,571	$20,015	$43,516	$1,361	$32	$1,796,495
The Company's total PCI loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2016
Retail consumer loans:
One-to-four family	$4,244	$376	$1,397	$189	$15	$6,221
HELOCs - originated	257	—	24	—	—	281
Construction and land/lots	501	—	41	—	—	542
Consumer	7	—	—	—	—	7
Commercial loans:
Commercial real estate	10,439	3,133	4,637	—	—	18,209
Construction and development	894	64	1,964	—	—	2,922
Commercial and industrial	3,055	139	44	—	—	3,238
Total loans	$19,397	$3,712	$8,107	$189	$15	$31,420

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2016
Retail consumer loans:
One-to-four family	$5,039	$377	$1,593	$14	$15	$7,038
HELOCs - originated	258	—	20	—	—	278
Construction and land/lots	522	—	52	—	—	574
Consumer	8	—	—	—	1	9
Commercial loans:
Commercial real estate	12,594	4,266	4,463	—	—	21,323
Construction and development	1,136	292	1,719	—	—	3,147
Commercial and industrial	3,234	194	167	—	—	3,595
Total loans	$22,791	$5,129	$8,014	$14	$16	$35,964

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
September 30, 2016
Retail consumer loans:
One-to-four family	$3,002	$5,160	$8,162	$605,406	$613,568
HELOCs - originated	726	374	1,100	160,579	161,679
HELOCs - purchased	—	—	—	169,007	169,007
Construction and land/lots	51	61	112	39,988	40,100
Indirect auto finance	71	52	123	121,992	122,115
Consumer	9	8	17	5,331	5,348
Commercial loans:
Commercial real estate	1,226	3,841	5,067	482,930	487,997
Construction and development	223	1,514	1,737	107,770	109,507
Commercial and industrial	70	1,732	1,802	68,591	70,393
Municipal leases	—	—	—	101,400	101,400
Total loans	$5,378	$12,742	$18,120	$1,862,994	$1,881,114
The table above includes PCI loans of $591 30-89 days past due and $5,580 90 days or more past due as of September 30, 2016.

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2016
Retail consumer loans:
One-to-four family	$3,514	$5,476	$8,990	$614,711	$623,701
HELOCs - originated	220	377	597	162,696	163,293
HELOCs - purchased	—	—	—	144,377	144,377
Construction and land/lots	100	119	219	37,883	38,102
Indirect auto finance	182	—	182	108,296	108,478
Consumer	4	4	8	4,627	4,635
Commercial loans:
Commercial real estate	1,436	3,353	4,789	481,772	486,561
Construction and development	371	1,296	1,667	85,173	86,840
Commercial and industrial	216	2,819	3,035	70,254	73,289
Municipal leases	—	—	—	103,183	103,183
Total loans	$6,043	$13,444	$19,487	$1,812,972	$1,832,459
The table above includes PCI loans of $1,596 30-89 days past due and $5,776 90 days or more past due as of June 30, 2016.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	September 30, 2016		June 30, 2016
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$8,611	$—	$9,192	$—
HELOCs - originated	1,000	—	1,026	—
Construction and land/lots	183	—	188	—
Indirect auto finance	91	—	20	—
Consumer	30	—	15	—
Commercial loans:
Commercial real estate	3,226	—	3,222	—
Construction and development	1,275	—	1,417	—
Commercial and industrial	2,195	—	3,019	—
Municipal leases	408	—	419	—
Total loans	$17,019	$—	$18,518	$—
PCI loans totaling $6,149 at September 30, 2016 and $6,607 at June 30, 2016 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
Troubled debt restructurings ("TDRs") are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Additionally, all TDRs are considered impaired. The Company had no commitments to lend additional funds on these TDR loans at September 30, 2016.
The Company's loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	September 30, 2016	June 30, 2016
Performing TDRs included in impaired loans	$27,635	$28,263
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$361	$11,549	$9,382	$21,292	$401	$12,575	$9,398	$22,374
Provision for (recovery of) loan losses	(5)	(895)	900	—	(73)	73	—	—
Charge-offs	—	(419)	(607)	(1,026)	—	(469)	(334)	(803)
Recoveries	—	211	474	685	—	247	294	541
Balance at end of period	$356	$10,446	$10,149	$20,951	$328	$12,426	$9,358	$22,112

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total
September 30, 2016
Retail consumer loans:
One-to-four family	$20	$364	$5,526	$5,910	$6,221	$11,209	$596,138	$613,568
HELOCs - originated	—	9	1,736	1,745	281	14	161,384	161,679
HELOCs - purchased	—	—	676	676	—	—	169,007	169,007
Construction and land/lots	—	—	1,038	1,038	542	388	39,170	40,100
Indirect auto finance	—	1	1,045	1,046	—	1	122,114	122,115
Consumer	—	9	42	51	7	9	5,332	5,348
Commercial loans:
Commercial real estate	298	150	6,282	6,730	18,209	5,206	464,582	487,997
Construction and development	14	—	2,313	2,327	2,922	1,767	104,818	109,507
Commercial and industrial	24	3	754	781	3,238	2,773	64,382	70,393
Municipal leases	—	—	647	647	—	294	101,106	101,400
Total	$356	$536	$20,059	$20,951	$31,420	$21,661	$1,828,033	$1,881,114
June 30, 2016
Retail consumer loans:
One-to-four family	$23	$187	$6,385	$6,595	$7,038	$12,411	$604,252	$623,701
HELOCs - originated	—	288	1,709	1,997	278	1,145	161,870	163,293
HELOCs - purchased	—	—	558	558	—	—	144,377	144,377
Construction and land/lots	—	198	1,146	1,344	574	392	37,136	38,102
Indirect auto finance	—	—	1,016	1,016	—	—	108,478	108,478
Consumer	—	10	51	61	9	—	4,626	4,635
Commercial loans:
Commercial real estate	288	—	6,142	6,430	21,323	5,376	459,862	486,561
Construction and development	17	—	1,891	1,908	3,147	1,789	81,904	86,840
Commercial and industrial	33	3	685	721	3,595	2,927	66,767	73,289
Municipal leases	—	—	662	662	—	305	102,878	103,183
Total	$361	$686	$20,245	$21,292	$35,964	$24,345	$1,772,150	$1,832,459
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment With a Recorded Allowance	Recorded Investment With No Recorded Allowance	Total	Related Recorded Allowance
September 30, 2016
Retail consumer loans:
One-to-four family	$29,613	$17,245	$9,015	$26,260	$846
HELOCs - originated	3,939	2,262	378	2,640	53
Construction and land/lots	2,633	852	494	1,346	27
Indirect auto finance	194	38	53	91	1
Consumer	576	4	22	26	9
Commercial loans:
Commercial real estate	7,661	4,305	2,723	7,028	180
Construction and development	3,213	726	1,487	2,213	4
Commercial and industrial	9,044	839	2,772	3,611	19
Municipal leases	408	114	294	408	1
Total impaired loans	$57,281	$26,385	$17,238	$43,623	$1,140
June 30, 2016
Retail consumer loans:
One-to-four family	$29,053	$12,348	$13,375	$25,723	$281
HELOCs - originated	4,486	1,999	1,178	3,177	305
Construction and land/lots	2,890	764	693	1,457	209
Indirect auto finance	45	20	—	20	—
Consumer	514	9	13	22	10
Commercial loans:
Commercial real estate	7,433	857	5,776	6,633	13
Construction and development	3,556	600	1,929	2,529	14
Commercial and industrial	9,710	1,197	2,930	4,127	17
Municipal leases	419	114	305	419	1
Total impaired loans	$58,106	$17,908	$26,199	$44,107	$850
Impaired loans above excludes $0 at September 30, 2016 and $2,541 at June 30, 2016 in PCI loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
For the quarter ended September 30, 2016, impaired loans with a recorded allowance increased primarily due to the change in methodology of measuring impairment for $5.2 million of loans from the collateral method to the present value of future cash flows method to better reflect the anticipated repayments of these loans.
The table above includes $21,962 and $19,762, of impaired loans that were not individually evaluated at September 30, 2016 and June 30, 2016, respectively, because these loans did not meet the Company's threshold for individual impairment evaluation. The recorded allowance above includes $604 and $164 related to these loans that were not individually evaluated at September 30, 2016 and June 30, 2016, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's average recorded investment in impaired loans and interest income recognized on impaired loans for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$25,992	$326	$28,907	$338
HELOCs - originated	2,909	46	3,722	50
Construction and land/lots	1,402	32	1,993	28
Indirect auto finance	56	1	—	1
Consumer	24	5	91	14
Commercial loans:
Commercial real estate	6,831	69	10,722	38
Construction and development	2,371	13	4,631	14
Commercial and industrial	3,869	45	3,885	13
Municipal leases	414	12	311	10
Total loans	$43,868	$549	$54,262	$506
A summary of changes in the accretable yield for PCI loans for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended
	September 30, 2016	September 30, 2015
Accretable yield, beginning of period	$9,532	$11,096
Reclass from nonaccretable yield (1)	887	366
Other changes, net (2)	(459)	(111)
Interest income	(1,621)	(1,588)
Accretable yield, end of period	$8,339	$9,763
______________________________________

(1)	Represents changes attributable to expected losses assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

For the three months ended September 30, 2016 and 2015, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	$—	1	$29	$29
HELOCs - originated	—	—	—	1	18	14
Total	—	$—	$—	2	$47	$43
Extended term:
Retail consumer:
One-to-four family	2	$119	$119	—	$—	$—
Total	2	$119	$119	—	$—	$—
Other TDRs:
Retail consumer:
One-to-four family	3	$105	$105	6	$523	$528
HELOCs - originated	1	3	3	—	—	—
Total	4	$108	$108	6	$523	$528
Total	6	$227	$227	8	$570	$571
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	1	$6
Total	—	$—	1	$6
Extended payment terms:
Retail consumer:
One-to-four family	1	$39	—	$—
Total	1	$39	—	$—
Other TDRs:
Retail consumer:
One-to-four family	3	$57	1	$182
HELOCs - originated	—	—	1	—
Commercial:
Construction and development	2	371	—	—
Commercial and industrial	3	970	—	—
Total	8	$1,398	2	$182
Total	9	$1,437	3	$188
Other TDRs include TDRs that have a below market interest rate and extended payment terms. The Company does not typically forgive principal when restructuring troubled debt.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

In the determination of the allowance for loan losses, management considers TDRs for all loan classes, and the subsequent nonperformance in accordance with their modified terms, by measuring impairment based on either the value of the loan's expected future cash flows discounted at the loan's original effective interest rate or on the collateral value, net of the estimated costs of disposal, if the loan is collateral dependent.

6.	Real Estate Owned
The activity within REO for the periods shown is as follows:

	Three Months Ended September 30,
	2016	2015
Balance at beginning of period	$5,956	$7,024
Transfers from loans	305	228
Sales, net of loss	(546)	(612)
Writedowns	—	(6)
Balance at end of period	$5,715	$6,634
At September 30, 2016 and June 30, 2016, the Bank had $961 and $824 respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $2,112 and $1,681 for September 30, 2016 and June 30, 2016, respectively.

7.	Net Income per Share
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
Net income is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings, or absorb losses.  Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares.
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	Three Months Ended September 30,
	2016	2015
Numerator:
Net income available to common stockholders	$3,824	$2,564
Denominator:
Weighted-average common shares outstanding - basic	17,208,682	18,077,987
Effect of dilutive shares	242,613	213,042
Weighted-average common shares outstanding - diluted	17,451,295	18,291,029
Net income per share - basic	$0.22	$0.14
Net income per share - diluted	$0.22	$0.14
There were 46,500 and 40,000 outstanding stock options that were anti-dilutive for the three months ended September 30, 2016 and 2015.

8.	Equity Incentive Plan
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Share based compensation expense related to stock options and restricted stock recognized for the three months ended September 30, 2016 and 2015 was $739 and $788, respectively, before the tax related benefit of $274 and $292, respectively.
The table below presents stock option activity for the three months ended September 30, 2016 and 2015:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2015	1,498,000	$14.41	7.7	$3,519
Granted	—	—	—	—
Exercised	400	14.37	—	—
Forfeited	1,200	14.37	—	—
Expired	—	—	—	—
Options outstanding at September 30, 2015	1,496,400	$14.41	7.4	$6,194
Exercisable at September 30, 2015	548,150	$14.39

Options outstanding at June 30, 2016	1,529,300	$14.50	6.8	$6,117
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at September 30, 2016	1,529,300	$14.50	6.5	$6,117
Exercisable at September 30, 2016	829,400	$14.40
The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model. There were no options granted during the three months ended September 30, 2016 and 2015. The weighted average fair value of options granted in 2015 was $3.59. Assumptions used for grants were as follows:

	Assumptions in Estimating Option Values
	2017	2016	2015
Weighted-average volatility	—%	—%	18.90%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	—%	—%	1.56%
Expected life (years)	0.0	0.0	6.0
At September 30, 2016, the Company had $2,073 of unrecognized compensation expense related to 1,529,300 stock options scheduled to vest over five- and seven-year vesting periods.  The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.1 years at September 30, 2016. At September 30, 2015, the Company had $3,238 of unrecognized compensation expense related to 1,496,400 stock options scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.5 years at September 30, 2015.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents restricted stock award activity for the three months ended September 30, 2016 and 2015:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2015	310,470	$14.40	$5,203
Granted	—	—	—
Vested	—	—	—
Forfeited	450	14.37	—
Non-vested at September 30, 2015	310,020	$14.40	$5,751

Non-vested at June 30, 2016	248,750	$14.81	$4,602
Granted	400	19.02	—
Vested	—	—	—
Forfeited	—	—	—
Non-vested at September 30, 2016	249,150	$14.84	$4,609
At September 30, 2016, unrecognized compensation expense was $3,580 related to 249,150 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.2 years at September 30, 2016. At September 30, 2015, unrecognized compensation expense was $3,462 related to 310,020 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.5 years at September 30, 2015.

9.	Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At September 30, 2016 and June 30, 2016, respectively, loan commitments (excluding $122,710 and $125,157 of undisbursed portions of construction loans) totaled $41,129 and $39,609 of which $9,144 and $9,932 were variable rate commitments and $31,985 and $29,677 were fixed rate commitments. The fixed rate loans had interest rates ranging from 2.20% to 5.75% at September 30, 2016 and 2.02% to 7.99% at June 30, 2016, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $339,185 and $340,397 at September 30, 2016 and June 30, 2016, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, we enter into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these commitments was not material at September 30, 2016 or June 30, 2016.
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
Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System. The daily average calculated cash reserve required as of September 30, 2016 and June 30, 2016 was $2,413, and $2,346, respectively, which was satisfied by vault cash and balances held at the FRB.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of September 30, 2016 and June 30, 2016 were $2,139 and $2,326, respectively. There was no liability recorded for these letters of credit at September 30, 2016 or June 30, 2016, respectively.
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
The fair value of impaired loans is estimated in one of two ways, which include collateral value and discounted cash flows. Loans are considered collateral dependent if repayment is expected solely from the collateral. For these collateral dependent impaired loans, the Company obtains updated appraisals at least annually. These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary. As part of the quarterly review of impaired loans, the Company reviews these appraisals to determine if any additional discounts to the fair value are necessary. If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals. For loans that are not collateral dependent, estimated fair value is based on the present value of expected future cash flows using the interest rate implicit in the original agreement. Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification in the fair value hierarchy. The Company records such impaired loans as a nonrecurring Level 3 in the fair value hierarchy.
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

	September 30, 2016
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$78,362	$—	$78,362	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	90,386	—	90,386	—
Municipal Bonds	16,982	—	16,982	—
Corporate Bonds	7,908	—	6,908	1,000
Equity Securities	63	—	63	—
Total	$193,701	$—	$192,701	$1,000

	June 30, 2016
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$77,980	$—	$77,980	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	97,408	—	97,408	—
Municipal Bonds	17,234	—	17,234	—
Corporate Bonds	7,967	—	6,967	1,000
Equity Securities	63	—	63	—
Total	$200,652	$—	$199,652	$1,000
There were no transfers between levels during the three months ended September 30, 2016.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	September 30, 2016
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$7,028	$—	$—	$7,028
REO	199	—	—	199
Total	$7,227	$—	$—	$7,227

	June 30, 2016
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$4,239	$—	$—	$4,239
REO	1,117	—	—	1,117
Total	$5,356	$—	$—	$5,356
Quantitative information about Level 3 fair value measurements during the period ended September 30, 2016 is shown in the table below:

	Fair Value at September 30, 2016	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$7,028	Discounted appraisals and discounted cash flows	Collateral discounts and discount spread	1% - 26%	3%
REO	$199	Discounted appraisals	Collateral discounts	10% - 15%	11%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of September 30, 2016 and June 30, 2016, are summarized below:

	September 30, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$60,563	$60,563	$60,563	$—	$—
Commercial paper	220,682	220,682	220,682	—	—
Certificates of deposit in other banks	153,431	153,431	—	153,431	—
Securities available for sale	193,701	193,701	—	192,701	1,000
Loans, net	1,860,530	1,828,662	—	—	1,828,662
Loans held for sale	8,832	8,973	—	—	8,973
FHLB stock	25,323	25,323	25,323	—	—
FRB stock	6,186	6,186	6,186	—	—
Accrued interest receivable	7,729	7,729	—	1,176	6,553
Noninterest-bearing and NOW deposits	650,832	650,832	—	650,832	—
Money market accounts	516,396	516,396	—	516,396	—
Savings accounts	208,992	208,992	—	208,992	—
Certificates of deposit	417,308	417,067	—	417,067	—
Borrowings	536,500	536,500	—	536,500	—
Accrued interest payable	230	230	—	230	—

	June 30, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$52,596	$52,596	$52,596	$—	$—
Commercial paper	229,859	229,859	229,859	—	—
Certificates of deposit in other banks	161,512	161,512	—	161,512	—
Securities available for sale	200,652	200,652	—	199,652	1,000
Loans, net	1,811,539	1,761,926	—	—	1,761,926
Loans held for sale	5,783	5,876	—	—	5,876
FHLB stock	23,304	23,304	23,304	—	—
FRB stock	6,182	6,182	6,182	—	—
Accrued interest receivable	7,405	7,405	—	1,106	6,299
Noninterest-bearing and NOW deposits	628,910	628,910	—	628,910	—
Money market accounts	520,320	520,320	—	520,320	—
Savings accounts	210,817	210,817	—	210,817	—
Certificates of deposit	442,649	442,203	—	442,203	—
Borrowings	491,000	491,000	—	491,000	—
Accrued interest payable	246	246	—	246	—
The Company had off-balance sheet financial commitments, which include approximately $503,024 and $505,163 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at September 30, 2016 and June 30, 2016, respectively (see Note 9). Since these commitments are based on current rates, the carrying amount approximates the fair value.
Estimated fair values were determined using the following methods and assumptions:
Cash and interest-bearing deposits – The stated amounts approximate fair values as maturities are less than 90 days.
Commercial paper - The stated amounts approximate fair value due to the short-term nature of these investments.
Certificates of deposit in other banks – The stated amounts approximate fair values.
Securities available for sale – Fair values are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The Company has one $1.0 million community bank corporate bond that is not actively traded and considered a level three asset.

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
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of September 30, 2016 and June 30, 2016. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: expected cost savings, synergies and other financial benefits from our pending acquisition of TriSummit Bancorp, Inc. ("TriSummit") by HomeTrust ("merger") might not be realized within the expected time frames or at all, and costs or difficulties relating to integration matters might be greater than expected; the requisite approval of TriSummit’s shareholders and regulatory approvals for the merger might not be obtained; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Board of Governors of the Federal Reserve System (“Federal Reserve”), the North Carolina Office of the Commissioner of Banks (“NCCOB”), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; increases in premiums for deposit insurance; management's assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"); changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including our 2016 Form 10-K.
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
On September 21, 2016, the Company announced that HomeTrust Bancshares, Inc. and TriSummit entered into an agreement under which the Company will acquire TriSummit with six locations in Kingsport, TN, Johnson City, TN, and Bristol, VA (the “Tri-Cities” region) and also in Morristown and Jefferson City, TN. The acquisition will add approximately $246.0 million of loans and $288.0 million of deposits. The Company expects the acquisition to close during the first calendar quarter of 2017, following satisfaction of customary closing conditions.
At September 30, 2016, we had 39 locations in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and a loan production office in Raleigh), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Critical Accounting Policies and Estimates
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) business combinations and acquired loans, (iii) the valuation of REO, (iv) the valuation of goodwill and other intangible assets, and (v) the valuation of or recognition of deferred tax assets and liabilities. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2016 Form 10-K. There have not been any material changes in the Company's critical accounting policies and estimates as compared to the disclosure contained in the Company's 2016 Form 10-K.
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
Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report contains certain non-GAAP financial measures, which include: tangible book value per share; tangible equity to tangible assets ratio; net interest income and net interest margin as adjusted to exclude additional FHLB borrowings and proceeds from such borrowings; net income, earnings per share ("EPS"), return on assets ("ROA"), and return on equity ("ROE") excluding merger-related expenses, certain state tax expense, and gain from the sale of premises and equipment; and the ratio of the allowance for loan losses to total loans excluding acquired loans. Management elected to obtain additional FHLB borrowings beginning November 2014 as part of a plan to increase net interest income. The Company believes that showing the effects of the additional borrowings on net interest income and net interest margins is useful to both management and investors as these measures are commonly used to measure financial institutions performance and against peers.

Management has presented the non-GAAP financial measures in this discussion and analysis excluding merger-related expenses, certain state tax expense, and gain from the sale of premises because it believes excluding these items is more indicative of and provides useful and comparative information to assess trends in our core operations while facilitating comparison of the quality and composition of the Company’s earnings over time and in comparison to its competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months Ended September 30, 2016 and 2015” for more detailed information about our financial performance.
Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

	As of
(Dollars in thousands, except per share data)	September 30,	June 30,	September 30,
	2016	2016	2015
Total stockholders' equity	$364,401	$359,976	$368,148
Less: goodwill, core deposit intangibles, net of taxes	(16,759)	(17,169)	(18,512)
Tangible book value	$347,642	$342,807	$349,636
Common shares outstanding	17,999,150	17,998,750	19,074,037
Tangible book value per share(1)	$19.31	$19.05	$18.33
Book value per share	$20.25	$20.00	$19.30
_________________________________________________________________
(1)    Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
(Dollars in thousands)	September 30,	June 30,	September 30,
	2016	2016	2015
Tangible book value(1)	$347,642	$342,807	$349,636
Total assets	2,754,109	2,717,677	2,726,000
Less: goodwill, core deposit intangibles, net of taxes	(16,759)	(17,169)	(18,512)
Total tangible assets(2)	$2,737,350	$2,700,508	$2,707,488
Tangible equity to tangible assets	12.70%	12.69%	12.91%
_________________________________________________________________
(1)    Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.
(2)    Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of net interest income and net interest margin as adjusted to exclude additional FHLB borrowings and proceeds from such borrowings:

	Three Months Ended September 30,
	2016			2015
	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets (1)	$2,527,413	$23,381	3.70%	$2,515,767	$22,656	3.60%
Less: Interest-earning assets funded by additional FHLB borrowings (2)	395,000	999	1.01%	446,000	664	0.60%
Interest-earning assets - adjusted	$2,132,413	$22,382	4.20%	$2,069,767	$21,992	4.25%

Interest-bearing liabilities	$2,097,932	$1,654	0.31%	$2,117,705	$1,438	0.27%
Additional FHLB borrowings	395,000	410	0.42%	446,000	231	0.21%
Interest-bearing liabilities - adjusted	$1,702,932	$1,244	0.29%	$1,671,705	$1,207	0.29%

Tax equivalent net interest income and net interest margin		$21,727	3.44%		$21,218	3.37%
Tax equivalent net interest income and net interest margin - adjusted		21,138	3.97%		20,785	4.02%
Difference		$589	(0.53)%		$433	(0.65)%

_________________________________________________________________________________

(1)
Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $590,000 and $647,000 for the three months ended September 30, 2016 and 2015, respectively, calculated based on a federal tax rate of 34%.

(2)	Proceeds from the additional borrowings were invested in various interest-earning assets including: deposits with the FRB, FHLB stock, certificates of deposit in other banks, and commercial paper.

Set forth below is a reconciliation to GAAP net income, EPS, ROA, and ROE as adjusted to exclude merger-related expenses, certain state tax expense, and gain from the sale of premises and equipment:

	Three months ended
(Dollars in thousands, except per share data)	September 30,
	2016	2015
Merger-related expenses	$307	$—
State tax expense adjustment (1)	490	526
Gain from sale of premises and equipment	(385)	—
Total adjustments	412	526
Tax effect (2)	58	—
Total adjustments, net of tax	470	526

Net income (GAAP)	3,824	2,564

Net income (non-GAAP)	$4,294	$3,090

Per Share Data
Average shares outstanding - basic	17,208,682	18,077,987
Average shares outstanding - diluted	17,451,295	18,291,029

Basic EPS
EPS (GAAP)	$0.22	$0.14
Non-GAAP adjustment	0.03	0.03
EPS (non-GAAP)	$0.25	$0.17

Diluted EPS
EPS (GAAP)	$0.22	$0.14
Non-GAAP adjustment	0.03	0.03
EPS (non-GAAP)	$0.25	$0.17

Average Balances
Average assets	$2,764,922	$2,763,943
Average equity	362,296	370,562

ROA
ROA (GAAP)	0.55%	0.37%
Non-GAAP adjustment	0.07%	0.08%
ROA (non-GAAP)	0.62%	0.45%

ROE
ROE (GAAP)	4.22%	2.77%
Non-GAAP adjustment	0.53%	0.57%
ROE (non-GAAP)	4.75%	3.34%
________________________________________________________________________
(1)    State tax adjustment is a result a of a decrease in value of our deferred tax assets stemming from recent decreases in North Carolina's corporate tax rate.
(2)    Tax amounts have been adjusted for certain nondeductible merger-related expenses.

Set forth below is a reconciliation to GAAP of the allowance for loan losses to total loans and the allowance for loan losses as adjusted to exclude acquired loans:

	As of
(Dollars in thousands)	September 30,	June 30,	September 30,
	2016	2016	2015
Total gross loans receivable (GAAP)	$1,881,481	$1,832,831	$1,742,114
Less: acquired loans	(192,745)	(220,891)	(285,317)
Adjusted gross loans (non-GAAP)	$1,688,736	$1,611,940	$1,456,797

Allowance for loan losses (GAAP)	$20,951	$21,292	$22,122
Allowance for loan losses / Adjusted gross loans (non-GAAP)	1.24%	1.32%	1.52%

Comparison of Financial Condition at September 30, 2016 and June 30, 2016
General.  Total assets at September 30, 2016 and June 30, 2016 were $2.8 billion and $2.7 billion, respectively. Total liabilities at both September 30, 2016 and June 30, 2016 were $2.4 billion. The increase in borrowings of $45.5 million, or 9.3% and the cumulative decrease of $16.2 million, or 2.5%, in cash and cash equivalents, commercial paper, certificates of deposit in other banks, and securities available for sale for the quarter ended September 30, 2016 were redeployed to fund higher yielding loans and reduce higher cost certificates of deposit. We continue to utilize our leveraging strategy, where additional short-term FHLB borrowings are invested in various short-term liquid assets to generate additional net interest income, as well as increased dividend income from the required purchase of additional FHLB stock.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents increased $8.0 million, or 15.1%, to $60.6 million at September 30, 2016 from $52.6 million at June 30, 2016. In conjunction with our leveraging strategy, we purchase commercial paper to take advantage of higher returns with relatively low risk while remaining highly liquid. The commercial paper balance at September 30, 2016 decreased $9.2 million, or 4.0% to $220.7 million from $229.9 million at June 30, 2016.
Investments.  Securities available for sale decreased $7.0 million, or 3.5%, to $193.7 million at September 30, 2016 from $200.7 million at June 30, 2016. During the three months ended September 30, 2016, $13.0 million of securities available for sale were purchased, $12.6 million matured, and $6.6 million of principal payments were received. The securities purchased during this period were primarily short- to intermediate-term U.S. government agency notes. At September 30, 2016, certificates of deposits in other banks totaled $153.4 million compared to $161.5 million at June 30, 2016. All certificates of deposit in other banks are fully insured by the FDIC. Other investments at cost include FRB and FHLB stock totaling $6.2 million and $25.3 million at September 30, 2016, respectively. In total, other investments increased $2.0 million, or 6.9% from June 30, 2016 as a result of additional FHLB stock purchases as required for our additional FHLB borrowings.
We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We do not believe that there are any other-than-temporary impairments at September 30, 2016; therefore, no impairment losses have been recorded during the first three months of fiscal 2017.
Loans held for sale. Loans held for sale increased $3.0 million, or 52.7% at September 30, 2016 to $8.8 million from June 30, 2016. The increase was driven by volume increases as a result of expanding our mortgage operations into our newer market areas.
Loans.  Net loans receivable increased $49.0 million, or 2.7%, at September 30, 2016 to $1.9 billion from June 30, 2016 primarily due to $24.0 million in organic loan growth and $24.6 million in purchased HELOCs, net of repayments.
For the three months ended September 30, 2016, retail loan portfolio originations increased $7.5 million from $67.1 million to $74.6 million, or 11.2% compared to the same period in the previous year. For the three months ended September 30, 2016, commercial loan portfolio originations decreased $20.6 million from $97.5 million to $77.0 million, or 7.3% compared to the same period in the previous year. The decrease in commercial loan originations was primarily a result of one loan origination occurring in the prior fiscal year's first quarter totaling $17.9 million. For the three months ended September 30, 2016, organic net loan growth, which excludes purchases of HELOCs was $24.0 million, or 5.7% annualized. Excluding the one-to-four family residential loan portfolio, our first quarter loan growth was $32.3 million or 11.4% annualized. Our one-to-four family residential loan portfolio continues to decline as a result of increasing customer demand for 30-year fixed rate loans, which we sell to third parties as compared to our shorter term fixed and variable rate loans that we retain in our loan portfolio - a trend we expect to continue during this low rate environment.

Retail consumer and commercial loans consist of the following at the dates indicated:

					Percent of total
	September 30	June 30,	Change		September 30,	June 30,
	2016	2016	$	%	2016	2016
Retail consumer loans:
One-to-four family	$613,568	$623,701	$(10,133)	(1.6)%	32.6%	34.0%
HELOCs - originated	161,679	163,293	(1,614)	(1.0)	8.6	8.9
HELOCs - purchased	169,007	144,377	24,630	17.1	9.0	8.0
Construction and land/lots	40,100	38,102	1,998	5.2	2.1	2.1
Indirect auto finance	122,115	108,478	13,637	12.6	6.5	5.9
Consumer	5,348	4,635	713	15.4	0.3	0.3
Total retail consumer loans	1,111,817	1,082,586	29,231	2.7	59.1	59.2
Commercial loans:
Commercial real estate	487,997	486,561	1,436	0.3	25.9	26.6
Construction and development	109,507	86,840	22,667	26.1	5.8	4.7
Commercial and industrial	70,393	73,289	(2,896)	(4.0)	3.7	4.0
Municipal leases	101,400	103,183	(1,783)	(1.7)	5.4	5.6
Total commercial loans	769,297	749,873	19,424	2.6	40.9	40.8
Total loans	$1,881,114	$1,832,459	$48,655	2.7%	100.0%	100.0%
Asset Quality. Nonperforming assets decreased $1.8 million to $22.7 million, or 0.82% of total assets, at September 30, 2016, compared to $24.5 million, or 0.90% of total assets, at June 30, 2016. Nonperforming assets included $17.0 million in nonaccruing loans and $5.7 million in REO at September 30, 2016, compared to $18.5 million and $6.0 million, in nonaccruing loans and REO respectively, at June 30, 2016. Included in nonperforming loans are $6.3 million of loans restructured from their original terms of which $3.7 million were current with respect to their modified payment terms. The decrease in nonaccruing loans was primarily due to loans returning to performing status as payment history and the borrower's financial status improved. At September 30, 2016, $7.3 million, or 42.7%, of nonaccruing loans were current on their required loan payments. Purchased credit impaired loans aggregating $6.1 million were excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
The ratio of classified assets to total assets decreased to 2.07% at September 30, 2016 from 2.17% at June 30, 2016. Classified assets decreased 3.1% to $57.1 million at September 30, 2016 compared to $58.9 million at June 30, 2016. Delinquent loans (loans delinquent 30 days or more) decreased to $18.1 million at September 30, 2016, from $19.5 million at June 30, 2016.
As of September 30, 2016, we had identified $43.6 million of impaired loans compared to $44.1 million at June 30, 2016. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. As of September 30, 2016, there were $21.6 million loans individually evaluated for impairment and $22.0 million were collectively evaluated. For more information on these impaired loans, see Note 5 of the Notes to Consolidated Financial Statements under Item 1 of this report.
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
The allowance for loan losses was $21.0 million, or 1.11% of total loans, at September 30, 2016 compared to $21.3 million, or 1.16% of total loans, at June 30, 2016. The allowance for loan losses was 1.24% of gross loans at September 30, 2016, excluding acquired loans as the loans acquired from acquisitions are excluded from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations. The Company recorded these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these acquired loans unless the credit quality deteriorates further subsequent to the acquisition.
There was no provision for loan loss during the three months ended September 30, 2016 or 2015. Net loan charge-offs totaled $341,000 for the three months ended September 30, 2016 compared to $262,000 for the same period during the prior fiscal year. Net charge-offs as a percentage of average loans increased slightly to 0.07% for the three months ended September 30, 2016 from 0.06% for the same period last fiscal year.
The allowance as a percentage of nonaccruing loans increased to 123.2% at September 30, 2016 from 115.0% at June 30, 2016.
We believe that the allowance for loan losses as of September 30, 2016 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Real estate owned. REO decreased $241,000, to $5.7 million at September 30, 2016. The total balance of REO at September 30, 2016 included $3.7 million in land, construction and development projects (both residential and commercial), $1.0 million in commercial real estate, and $961,000 in single-family homes.
Deferred income taxes. Deferred income taxes decreased $2.1 million, or 3.8%, to $52.1 million at September 30, 2016 from $54.2 million at June 30, 2016. The realization of net operating losses through increases in net income was the primary driver in the decrease, but deferred income taxes were also further reduced by the revaluation of deferred tax assets relating to a change in North Carolina's corporate tax rate, as discussed below.
Deposits.  Deposits decreased $9.2 million, or 0.5%, to $1.8 billion at June 30, 2016. This decrease was primarily due to a managed run off of $25.4 million in higher cost certificates of deposit and brokered deposits partially offset by a net increase of $16.2 million in checking, savings, and money market accounts.
Borrowings.  Borrowings increased to $536.5 million at September 30, 2016 from $491.0 million at June 30, 2016. All FHLB advances have maturities of less than 90 days with a weighted average interest rate of 0.40% at September 30, 2016.
Other liabilities. Other liabilities decreased $4.3 million, or 7.0% to $57.7 million at September 30, 2016 from $62.0 million at June 30, 2016, primarily due to a $3.0 million decrease in official checks outstanding.
Equity.  Stockholders' equity at September 30, 2016 increased to $364.4 million from $360.0 million at June 30, 2016. The increase was a primarily a result of $3.8 million in net income for the first quarter of fiscal 2017. Tangible book value per share increased $0.26, or 1.4% to $19.31 as of September 30, 2016 compared to $19.05 at June 30, 2016.

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

	For the Three Months Ended September 30,
	2016			2015
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$1,848,086	$21,070	4.56%	$1,728,862	$20,281	4.69%
Deposits in other financial
institutions	191,716	497	1.04%	248,969	527	0.85%
Investment securities	196,889	880	1.79%	259,271	1,199	1.85%
Other(3)	290,722	934	1.29%	278,665	649	0.93%
Total interest-earning assets	2,527,413	23,381	3.70%	2,515,767	22,656	3.60%
Interest-bearing liabilities:
Interest-bearing checking accounts	403,823	173	0.17%	385,695	142	0.15%
Money market accounts	519,250	347	0.27%	482,201	245	0.20%
Savings accounts	210,179	70	0.13%	218,961	74	0.14%
Certificate accounts	430,791	509	0.47%	554,915	730	0.53%
Borrowings	533,889	555	0.42%	475,933	247	0.21%
Total interest-bearing liabilities	2,097,932	1,654	0.31%	2,117,705	1,438	0.27%
Net earning assets	$429,481			$398,062
Average interest-earning assets to
average interest-bearing liabilities	120.47%			118.80%
Tax-equivalent:
Net interest income		$21,727			$21,218
Interest rate spread			3.39%			3.33%
Net interest margin(4)			3.44%			3.37%
Non-tax-equivalent:
Net interest income		$21,137			$20,571
Interest rate spread			3.29%			3.23%
Net interest margin(4)			3.35%			3.27%
__________________
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $590,000 and $647,000 for the three months ended September 30, 2016 and 2015, respectively, calculated based on a federal tax rate of 34%.
(3) The average other assets consists of FRB stock, FHLB stock, and commercial paper. See Comparison of Results of Operation for the Three Months Ended September 30, 2016 for discussion of our leveraging strategy.
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

	Three Months Ended September 30, 2016
	Compared to
	Three Months Ended September 30, 2015
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$1,398	$(609)	$789
Deposits in other financial institutions	(121)	91	(30)
Investment securities	(289)	(30)	(319)
Other	28	257	285
Total interest-earning assets	1,016	(291)	725
Interest-bearing liabilities:
Interest-bearing checking accounts	$7	$24	$31
Money market accounts	19	83	102
Savings accounts	(3)	(1)	(4)
Certificate accounts	(163)	(58)	(221)
Borrowings	31	277	308
Total interest-bearing liabilities	(109)	325	216
Net increase in tax equivalent interest income	$1,125	$(616)	$509
_____________
(1) Interest income used in the rate calculation includes the tax equivalent adjustment of $590,000 and $647,000 for the three months ended September 30, 2016 and 2015, respectively, calculated based on a federal tax rate of 34%.
Comparison of Results of Operation for the Three Months Ended September 30, 2016 and 2015
General.  During the three months ended September 30, 2016, we had net income of $3.8 million, a $1.2 million, or 49.1% increase as compared to net income of $2.6 million for the three months ended September 30, 2015. On a basic and diluted per share basis, the Company earned $0.22 per share for the first three months of fiscal year 2017, compared to $0.14 per share in 2016. Earnings before merger-related expenses, certain state income tax expenses, and gain from the sale of premises and equipment were $4.3 million, or $0.25 per share for the first quarter of fiscal year 2017, compared to $3.1 million, or $0.17 per share for the same period in the previous year.
Net Interest Income. Net interest income increased $566,000, or 2.8% to $21.1 million for the three months September 30, 2016 compared to $20.6 million for the three months ended September 30, 2015. The increase in net interest income of the quarter ended September 30, 2016 was driven by a $782,000, or 3.6% increase in interest income and partially offset by a $216,000, or 15.0% increase in interest expense.
Interest income increased $782,000 for the three months ended September 30, 2016 as compared to the same period last year, driven by an $845,000, or 4.3% increase in loan interest income and a $214,000, or 25.8% increase in interest from certificates of deposit and other interest-bearing deposits. The additional loan interest income was due to the increase in the average balance of loans receivable and a $477,000, or 35.2% increase in the accretion of purchase discounts on acquired loans to $1.8 million for the quarter ended September 30, 2016 from $1.4 million for the same quarter in 2015.
The average balance of interest-earning assets for the quarter ended September 30, 2016 was $2.5 billion and was consistent with the comparable quarter in 2015. Net interest margin (on a fully taxable-equivalent basis) for the three months ended September 30, 2016 increased seven basis points to 3.44% from 3.37% for the same period last year. Our leveraging strategy produced an additional $999,000 in interest income during the three months ended September 30, 2016, at an average yield of 101 basis points, while the average cost of the borrowings was 42 basis points, resulting in approximately $589,000 in net interest income during the period. During the same three-month period in the prior fiscal year, our leveraging strategy produced an additional $664,000 in interest income, at an average yield of 60 basis points, while the average cost of borrowings was 21 basis points, resulting in approximately $433,000 in net interest income. Excluding the effects of the leveraging strategy, the net interest margin would be 3.97% and 4.02% for the three months ended September 30, 2016 and 2015, respectively.

For the quarter ended September 30, 2016, the average balance of loans receivable increased $119.2 million, or 6.9% from organic loan growth and the purchase of HELOCs, which partially led to the $845,000, or 4.3% increase in loan interest income. In addition, the accretion of purchase discounts on acquired loans increased $477,000, or 35.2% to $1.8 million for the quarter ended September 30, 2016 from $1.4 million for the same quarter in 2015. Accretable income on acquired loans stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on the PCI loan pools and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter. The amortization of purchase accounting discounts on loans increased the net interest margin (on a fully taxable-equivalent basis) by 40 basis points for the quarter ended September 30, 2016 compared to a 20 basis points impact in the corresponding quarter in 2015. Overall, average loan yields decreased 13 basis points to 4.56% for the quarter ended September 30, 2016 from 4.69% in corresponding quarter in 2015. The decline compared to a year earlier primarily reflects lower average yields on loans recently originated and the refinancing of higher yielding loans as the relatively low interest rate environment continues.

Average interest-earning deposits with banks, investment securities, and other interest-earning assets, consisting of Federal Reserve Bank ("FRB") stock, FHLB stock, and commercial paper had a cumulative decrease of $107.6 million, or 13.7% for the three months ended September 30, 2016 compared to the same period last year. This cumulative decrease partially offset the increase in interest income on loans by $63,000, or 2.7%.

Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans' contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. As of September 30, 2016, our loans with interest rate floors totaled approximately $576.5 million and had a weighted average floor rate of 4.02% of which $250.4 million, or 43.4%, had yields that would begin floating again once prime rates increase at least 200 basis points.
Interest expense increased by $216,000, or 15.0% to $1.7 million for the three months ended September 30, 2016 in comparison to 2015. This increase was primarily related to average borrowings, consisting of short-term FHLB advances, increasing by $58.0 million to $533.9 million due to our leveraging strategy, as well as a 21 basis point increase in the average cost of borrowings during the quarter as compared to the same quarter last year. This increase was partially offset by a $77.7 million decrease in the average balance of interest-bearing deposits, primarily due to a $124.1 million decrease in average certificates of deposit to $430.8 million for the three months ended September 30, 2016, compared to the same period in 2015 as we continue to reduce higher rate certificates of deposit. The overall average cost of funds increased four basis points due primarily to the impact of the December 2015 increase in the federal funds rate on our borrowings.
Provision for Loan Losses.  There was no provision for loan losses during the three months ended September 30, 2016 or 2015 as improved asset quality measures have been sufficient to offset the allowance needed for loan growth. Net charge-offs for the three months ended September 30, 2016 increased to $341,000 from $262,000 for the same period in 2015. Net charge-offs as a percentage of average loans increased slightly to 0.07% for the three months ended September 30, 2016 from 0.06% for the same period last fiscal year.
See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $707,000, or 21.0%, to $4.1 million for the three months ended September 30, 2016 from $3.4 million for the three months ended September 30, 2015, primarily due to a $248,000, or 34.1%, increase in mortgage banking income and fees. Reflecting our expansion into newer market areas and the continued low interest rate environment, originations of loans held for sale increased 72.5% to $16.3 million for the three months ended September 30, 2016 as compared to the same quarter last year resulting in an increase in the volume of loans sold. In addition, we recognized a $385,000 gain on the sale of premises and equipment as we sold a previously closed branch office building during the current quarter.
Noninterest Expense.  Noninterest expense for the three months ended September 30, 2016 decreased $870,000, or 4.4%, to $19.0 million compared to $19.8 million for the three months ended September 30, 2015. The overall decrease was a result of management's focus on reducing operating expenses as shown in the cumulative decrease of $628,000, or 12.2% in net occupancy expense; marketing and advertising; telephone, postage, and supplies; and computer services. The $246,000, or 46.9% decrease in deposit insurance premiums was due to a decrease in the rates charged by the FDIC that occurred during the quarter. Partially offsetting these decreases were $307,000 of merger-related expenses as a result of our pending acquisition of TriSummit.
Income Taxes.  For the three months ended September 30, 2016, the Company's income tax expense was $2.4 million, an increase of $883,000, or 57.3% compared to $1.5 million for the three months ended September 30, 2015. The increase was a result of pretax income for the quarter increasing $2.1 million, or 52.2% over the comparative quarter in prior year. In addition, the Company had a $490,000 and a $526,000 charge during the three months ended September 30, 2016 and 2015, respectively, related to the decrease in value of our deferred tax assets based on recent decreases in North Carolina's corporate tax rate. The rate was reduced to 4.0% in August 2015 and to 3.0% in August 2016 once certain state revenue triggers were achieved. The Company's effective income tax rate for the three months ended September 30, 2016 was 38.8% compared to 37.5% for the three months ended September 30, 2015.
Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2016, the Bank had an additional borrowing capacity of $15.5 million with the FHLB of Atlanta, a $200.5 million line of credit with the FRB and two lines of credit with three unaffiliated banks totaling $60.0 million. At September 30, 2016, we had $536.5 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At September 30, 2016 brokered deposits totaled $8.9 million, or 0.5% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities and commercial paper. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. The Company's primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2016, the Company (on an unconsolidated basis) had liquid assets of $17.1 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2016, the total approved loan commitments and unused lines of credit outstanding amounted to $163.8 million and $339.2 million, respectively, as compared to $164.8 million and $340.4 million, respectively, as of June 30, 2016. Certificates of deposit scheduled to mature in one year or less at September 30, 2016, totaled $306.4 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During the first three months of fiscal 2017, cash and cash equivalents increased $8.0 million, or 15.1%, from $52.6 million as of June 30, 2016 to $60.6 million as of September 30, 2016. Cash provided by financing activities was $36.3 million, while cash used in operating and investing activities was $3.0 million and $25.3 million, respectively. Primary sources of cash for the three months ended September 30, 2016 included $12.6 million in proceeds from the maturities of securities available for sale, a net increase in commercial paper of $9.7 million, $8.1 million in maturities of certificates of deposits in other banks, net of purchases, $6.6 million in principal repayments from mortgage-backed securities, and a $45.5 million increase in borrowings. Primary uses of cash during the period included a $9.2 million decrease in deposits, an increase in loans of $47.5 million, and $13.0 million in purchases of available for sale securities. All sources and uses of cash reflect our cash management strategy to increase our number of higher yielding investments and loans by increasing lower costing borrowings and reducing our holdings in lower yielding investments.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the three months ended September 30, 2016, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at September 30, 2016, is as follows (in thousands):

Commitments to make loans	$163,839
Unused lines of credit	339,185
Total loan commitments	$503,024
Capital Resources
At September 30, 2016, stockholder's equity totaled $364.4 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.

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
At September 30, 2016, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at September 30, 2016 under applicable regulatory requirements.
HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.

As of September 30, 2016
Common Equity Tier I Capital to Risk-Weighted Assets	$325,230	15.01%	$97,517	4.50%	$140,858	6.50%
Tier I Capital (to Total Adjusted Assets)	$325,230	11.94%	$108,975	4.00%	$136,219	5.00%
Tier I Capital (to Risk-weighted Assets)	$325,230	15.01%	$130,023	6.00%	$173,364	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$346,636	16.00%	$173,364	8.00%	$216,705	10.00%

As of June 30, 2016
Common Equity Tier I Capital to Risk-Weighted Assets	$317,258	14.39%	$99,197	4.50%	$143,285	6.50%
Tier I Capital (to Total Adjusted Assets)	$317,258	11.78%	$107,687	4.00%	$134,609	5.00%
Tier I Capital (to Risk-weighted Assets)	$317,258	14.39%	$132,263	6.00%	$176,350	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$339,005	15.38%	$176,350	8.00%	$220,438	10.00%

HomeTrust Bank:

As of September 30, 2016
Common Equity Tier I Capital to Risk-Weighted Assets	$287,840	13.35%	$97,007	4.50%	$140,121	6.50%
Tier I Capital (to Total Adjusted Assets)	$287,840	10.64%	$108,201	4.00%	$135,252	5.00%
Tier I Capital (to Risk-weighted Assets)	$287,840	13.35%	$129,342	6.00%	$172,456	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$309,060	14.34%	$172,456	8.00%	$215,570	10.00%

As of June 30, 2016
Common Equity Tier I Capital to Risk-Weighted Assets	$280,598	12.80%	$98,634	4.50%	$142,471	6.50%
Tier I Capital (to Total Adjusted Assets)	$280,598	10.50%	$106,852	4.00%	$133,565	5.00%
Tier I Capital (to Risk-weighted Assets)	$280,598	12.80%	$131,512	6.00%	$175,349	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$302,271	13.79%	$175,349	8.00%	$219,187	10.00%
In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total risk-based capital ratios, HomeTrust Bancshares, Inc. and the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted asses in January 2019.
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

Item 3.      Quantitative and Qualitative Disclosure About Market Risk
There has not been any material change in the market risk disclosures contained in our 2016 Form 10-K.
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2016, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2016, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings
The "Litigation" section of Note 9 to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The table below sets forth information regarding HomeTrust Bancshares' common stock repurchases during the three months ended September 30, 2016.

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 - July 31, 2016	—	$—	—	443,155
August 1 - August 31, 2016	—	—	—	443,155
September 1 - September 30, 2016	—	—	—	443,155
Total	—	$—	—	443,155
On December 15, 2015 the Company announced that its Board of Directors had authorized the repurchase of up to 922,855 shares of the Company's common stock, representing 5% of the Company's outstanding shares at the time of the announcement. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of September 30, 2016, 479,700 of the shares approved on December 15, 2015 were purchased at an average price of $18.00.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: November 9, 2016	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: November 9, 2016	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Agreement and Plan of Merger, dated as of September 20, 2016, by and between HomeTrust Bancshares, Inc. and TriSummit Bancorp, Inc.	(a)
3.1	Charter of HomeTrust Bancshares, Inc.	(b)
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.'s Junior Participating Preferred Stock, Series A	(c)
3.3	Bylaws of HomeTrust Bancshares, Inc.	(d)
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Registrar and Transfer Company, as Rights Agent	(e)
4.2
Amendment No. 1, dated as of August 31, 2015, to Tax Benefit Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Computershare Trust Company, N.A., as successor rights agent to Registrar and Transfer Company
(m)
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	(b)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(e)
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon and Howard L. Sellinger	(b)
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(f)
10.5	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(b)
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	(b)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(b)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(b)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(b)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(b)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(b)
10.7E	SERP Joinder Agreement for Stan Allen	(b)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(b)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(b)
10.7H	SERP Joinder Agreement for William T. Flynt	(b)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(g)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(b)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(b)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(b)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(b)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(b)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(b)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(b)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(b)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(b)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(b)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(b)
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(n)
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(h)
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(i)

10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(i)
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(i)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(i)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(i)
10.19	Fully Restated Employment Agreement between HomeTrust Bank and Anderson L. Smith	(j)
10.20	Amended and Restated Jefferson Federal Bank Supplemental Executive Retirement Plan	(k)
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(l)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(l)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(l)
10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(l)
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(l)
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(l)
10.27	Offer Letter between HomeTrust Bank and Keith J. Houghton	(n)
10.28	Form of Relocation Repayment Agreement between HomeTrust Bank and Keith J. Houghton	(n)
10.29	Form of Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and each of Keith J. Houghton, R. Parrish Little, and Teresa White	(o)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101

(a)	Attached as Appendix A to the proxy statement/prospectus filed by HomeTrust Bancshares on November 2, 2016 pursuant to Rule 424(b) of the Securities Act of 1933.

(b)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(c)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(d)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2014 (File No. 001-35593).

(e)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).

(f)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).

(g)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(h)	Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(i)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(j)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).

(k)	Filed as an exhibit to Jefferson Bancshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(l)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(m)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on August 31, 2015 (File No. 001-35593)

(n)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).

(o)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2016 (File No. 001-35593)