Form 10-Q
period 2016-12-31
HomeTrust Bancshares, Inc.
filed 2017-02-09
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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
There were 18,000,750 shares of common stock, par value of $.01 per share, issued and outstanding as of February 3, 2017.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	December 31, 2016	June 30, 2016
Assets
Cash	$40,105	$29,947
Interest-bearing deposits	5,044	22,649
Cash and cash equivalents	45,149	52,596
Commercial paper	179,939	229,859
Certificates of deposit in other banks	150,147	161,512
Securities available for sale, at fair value	181,049	200,652
Other investments, at cost	32,341	29,486
Loans held for sale	4,998	5,783
Total loans, net of deferred loan fees	1,955,604	1,832,831
Allowance for loan losses	(20,986)	(21,292)
Net loans	1,934,618	1,811,539
Premises and equipment, net	54,496	54,231
Accrued interest receivable	7,792	7,405
Real estate owned ("REO")	5,648	5,956
Deferred income taxes	52,259	54,153
Bank owned life insurance	81,033	79,858
Goodwill	13,098	12,673
Core deposit intangibles	5,868	7,136
Other assets	25,805	4,838
Total Assets	$2,774,240	$2,717,677
Liabilities and Stockholders' Equity
Liabilities
Deposits	$1,786,165	$1,802,696
Borrowings	560,000	491,000
Capital lease obligations	1,947	1,958
Other liabilities	58,352	62,047
Total liabilities	2,406,464	2,357,701
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 18,000,750 shares issued and outstanding at December 31, 2016; 17,998,750 at June 30, 2016	180	180
Additional paid in capital	189,169	186,104
Retained earnings	186,620	179,813
Unearned Employee Stock Ownership Plan ("ESOP") shares	(8,199)	(8,464)
Accumulated other comprehensive income	6	2,343
Total stockholders' equity	367,776	359,976
Total Liabilities and Stockholders' Equity	$2,774,240	$2,717,677
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Interest and Dividend Income
Loans	$19,871	$19,333	$40,352	$38,968
Securities available for sale	862	1,038	1,742	2,237
Certificates of deposit and other interest-bearing deposits	939	851	1,982	1,681
Other investments	391	344	778	689
Total interest and dividend income	22,063	21,566	44,854	43,575
Interest Expense
Deposits	1,041	1,141	2,140	2,332
Other borrowings	607	275	1,162	522
Total interest expense	1,648	1,416	3,302	2,854
Net Interest Income	20,415	20,150	41,552	40,721
Provision for Loan Losses	—	—	—	—
Net Interest Income after Provision for Loan Losses	20,415	20,150	41,552	40,721
Noninterest Income
Service charges on deposit accounts	1,712	1,618	3,461	3,317
Mortgage banking income and fees	937	590	1,914	1,318
Gain from sale of premises and equipment	—	—	385	—
Other, net	1,118	797	2,084	1,739
Total noninterest income	3,767	3,005	7,844	6,374
Noninterest Expense
Salaries and employee benefits	11,839	10,875	22,530	21,732
Net occupancy expense	2,015	2,306	4,076	4,565
Marketing and advertising	459	499	889	984
Telephone, postage, and supplies	574	842	1,187	1,672
Deposit insurance premiums	203	523	481	1,048
Computer services	1,648	1,406	3,075	2,990
Loss on sale and impairment of REO	339	159	469	138
REO expense	378	327	522	682
Core deposit intangible amortization	618	743	1,268	1,517
Merger-related expenses	27	—	334	—
Other	2,206	2,162	4,441	4,349
Total noninterest expense	20,306	19,842	39,272	39,677
Income Before Income Taxes	3,876	3,313	10,124	7,418
Income Tax Expense	893	864	3,317	2,405
Net Income	$2,983	$2,449	$6,807	$5,013
Per Share Data:
Net income per common share:
Basic	$0.17	$0.14	$0.39	$0.28
Diluted	$0.17	$0.14	$0.39	$0.28
Average shares outstanding:
Basic	16,900,387	17,479,150	16,893,775	17,778,568
Diluted	17,556,587	17,810,984	17,490,675	18,053,187
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net Income	$2,983	$2,449	$6,807	$5,013
Other Comprehensive Loss
Unrealized holding losses on securities available for sale
Losses arising during the period	(2,955)	(1,691)	(3,540)	(363)
Deferred income tax benefit	1,005	575	1,203	123
Total other comprehensive loss	$(1,950)	$(1,116)	$(2,337)	$(240)
Comprehensive Income	$1,033	$1,333	$4,470	$4,773
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2015	19,488,449	$195	$210,621	$168,357	$(8,993)	$870	$371,050
Net income	—	—	—	5,013	—	—	5,013
Stock repurchased	(911,427)	(9)	(16,782)	—	—	—	(16,791)
Forfeited restricted stock	(2,250)	—	—	—	—	—	—
Exercised stock options	2,200	—	32	—	—	—	32
Stock option expense	—	—	953	—	—	—	953
Restricted stock expense	—	—	684	—	—	—	684
ESOP shares allocated	—	—	230	—	264	—	494
Other comprehensive loss	—	—	—	—	—	(240)	(240)
Balance at December 31, 2015	18,576,972	$186	$195,738	$173,370	$(8,729)	$630	$361,195

Balance at June 30, 2016	17,998,750	$180	$186,104	$179,813	$(8,464)	$2,343	$359,976
Net income	—	—	—	6,807	—	—	6,807
Granted restricted stock	2,000	—	—	—	—	—	—
Stock option expense	—	—	2,034	—	—	—	2,034
Restricted stock expense	—	—	758	—	—	—	758
ESOP shares allocated	—	—	273	—	265	—	538
Other comprehensive loss	—	—	—	—	—	(2,337)	(2,337)
Balance at December 31, 2016	18,000,750	$180	$189,169	$186,620	$(8,199)	$6	$367,776
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Six Months Ended December 31,
	2016	2015
Operating Activities:
Net income	$6,807	$5,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,745	2,090
Deferred income tax expense	3,097	2,349
Net amortization and accretion	(3,505)	(2,151)
Gain from sale of premises and equipment	(385)	—
Loss on sale and impairment of REO	469	138
Gain on sale of loans held for sale	(1,444)	(775)
Origination of loans held for sale	(77,526)	(41,995)
Proceeds from sales of loans held for sale	79,755	43,564
Increase in deferred loan fees, net	(397)	(184)
Decrease (increase) in accrued interest receivable and other assets	(5,280)	8,072
Amortization of core deposit intangibles	1,268	1,517
Earnings from bank owned life insurance	(1,175)	(964)
ESOP compensation expense	538	494
Restricted stock and stock option expense	2,792	1,637
Decrease in other liabilities	(3,920)	(6,557)
Net cash provided by (used in) operating activities	2,839	12,248
Investing Activities:
Purchase of securities available for sale	(15,091)	(11,100)
Proceeds from maturities of securities available for sale	17,795	26,060
Net maturities of commercial paper	50,928	(15,704)
Purchase of certificates of deposit in other banks	(24,708)	(14,632)
Maturities of certificates of deposit in other banks	36,073	47,327
Principal repayments of mortgage-backed securities	13,080	12,844
Net purchases of other investments	(2,855)	(175)
Net increase in loans	(121,236)	(61,277)
Purchase of premises and equipment	(2,020)	(798)
Proceeds from sale of premises and equipment	395	—
Proceeds from sale of REO	1,169	1,540
Acquisition of United Financial of North Carolina Inc.	(200)	—
Acquisition costs related to TriSummit Bancorp, Inc.	(16,074)	—
Net cash used in investing activities	(62,744)	(15,915)
Financing Activities:
Net decrease in deposits	(16,531)	(42,139)
Net increase in other borrowings	69,000	4,000
Common stock repurchased	—	(16,791)
Exercised stock options	—	32
Decrease in capital lease obligations	(11)	(11)
Net cash provided by (used in) financing activities	52,458	(54,909)
Net Decrease in Cash and Cash Equivalents	(7,447)	(58,576)
Cash and Cash Equivalents at Beginning of Period	52,596	116,160
Cash and Cash Equivalents at End of Period	$45,149	$57,584

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
Supplemental Disclosures:	Six Months Ended December 31,
	2016	2015
Cash paid during the period for:
Interest	$3,754	$2,881
Income taxes	170	100
Noncash transactions:
Unrealized loss in value of securities available for sale, net of income taxes	(2,337)	(240)
Transfers of loans to REO	1,330	1,367
Payable related to the acquisition of United Financial Inc. of North Carolina	225	—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2016 ("2016 Form 10-K") filed with the SEC on September 13, 2016. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2017.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) business combinations and acquired loans, (iii) the valuation of REO, (iv) the valuation of goodwill and other intangible assets, and (v) the valuation of or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our 2016 Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company's financial condition and operating results in future periods.

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
In February 2016, the FASB issued ASU 2016-02, "Leases (ASC 842)." The guidance in this ASU requires most leases to be recognized on the balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. This ASU is effective for interim and annual periods beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements and the timing of adoption. Once adopted, we expect to report higher assets and liabilities as a result of including additional leases on the Consolidated Balance Sheet. We do not expect the guidance to have a material impact on the Consolidated Statements of Income or the Consolidated Statements of Changes in Stockholders' Equity.
In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The ASU changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This ASU is effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements and the timing of adoption. Once adopted, we will elect to account for forfeitures of stock-based awards as they occur. We expect the adoption of this ASU will create some volatility in our reported income tax expense related to the excess tax benefits for employee stock-based transactions, however, the actual amounts recognized will be dependent on the amount of employee stock-based transactions and the stock price at the time of vesting.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the ASU on its Consolidated Financial Statements. Once adopted, we expect our allowance for loan losses to increase, however, until our evaluation is complete the magnitude of the increase will be unknown.
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
In December 2016, FASB issued ASU No. 2016-19, "Technical Corrections and Improvements" and ASU 2016-20, "Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers." On November 10, 2010 FASB added a standing project that will facilitate the FASB Accounting Standards Codification ("Codification”) updates for technical corrections, clarifications, and improvements. These amendments are referred to as Technical Corrections and Improvements. Maintenance updates include non-substantive corrections to the Codification, such as editorial corrections, various link-related changes, and changes to source fragment information. These updates contain amendments that will affect a wide variety of Topics in the Codification. The amendments in these ASUs will apply to all reporting entities within the scope of the affected accounting guidance and generally fall into one of four categories: amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification, and minor improvements. In summary, the amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transition guidance varies based on the amendments in the ASUs. The amendments that require transition guidance are effective for fiscal years and interim reporting periods after December 15, 2016. Early adoption is permitted including adoption in an interim period. All other amendments are effective upon the issuance of these ASUs. Neither ASU 2016-19 nor ASU 2016-20 had a material impact on the Company's Consolidated Financial Statements.
In January 2017, FASB issued ASU 2017-03, "Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323)." The ASU amends the Codification for SEC staff announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC guidance that specifically relates to our Consolidate Financial Statement was from the September 2016 meeting, where the SEC staff expressed their expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance as well as any amendments issued prior to adoption, on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13) in accordance with SAB Topic 11.M. Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered. The ASU incorporates these SEC staff views into ASC 250 and adds references to that guidance in the transition paragraphs of each of the three new standards. The adoption of this ASU did not have a material effect on the Company's Consolidated Financial Statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

3.	Business Combinations
All business combinations are accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged are recorded at acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.
United Financial of North Carolina, Inc.

On December 31, 2016, the Bank acquired United Financial of North Carolina, Inc. ("United Financial"), a municipal lease company headquartered in Fletcher, North Carolina that specializes in providing financing for fire departments and municipalities for the purchase of fire trucks and related equipment as well as the construction of fire stations and other municipal buildings across the Carolinas and other southeastern states. United Financial underwrites and originates these municipal leases and then sells them to HomeTrust and other financial institutions. Beginning January 1, 2017, United Financial has conducted business under the name United Financial, a division of HomeTrust Bank.

The total consideration paid by the Bank in the United Financial acquisition approximates $425. Per the merger agreement, a cash payment of $200 was paid on the acquisition date with an additional $225 due in third quarter of fiscal 2018; all of which was allocated to goodwill.

TriSummit Bancorp. Inc.

On January 1, 2017, HomeTrust completed its acquisition of TriSummit Bancorp, Inc., (“TriSummit”) pursuant to an Agreement and Plan of Merger, dated as of September 20, 2016, under which TriSummit merged with and into HomeTrust (the “Merger”) with HomeTrust as the surviving corporation in the Merger. Immediately following the Merger, TriSummit's wholly owned subsidiary bank, TriSummit Bank, merged with and into the Bank (together with the Merger, the “TriSummit Merger”).

Pursuant to the Merger Agreement, each share of the common stock of TriSummit and each share of Series A Preferred Stock of TriSummit issued and outstanding immediately prior to the Merger (on an as converted basis to a share of TriSummit common stock) was converted into the right to receive $4.40 in cash and .2099 shares of HomeTrust common stock, with cash paid in lieu of fractional share interests. At the Merger date, 50% of outstanding options granted by TriSummit were canceled. The remaining options were assumed by HomeTrust and converted into options to purchase 86,185 shares of HomeTrust Common Stock. In addition, TriSummit’s $7,140 Series B, Series C and Series D TARP preferred stock (all held by private shareholders) was redeemed in connection with the closing of the merger.
The total consideration paid by HomeTrust in the TriSummit Merger approximates $36,127. The total number of HomeTrust shares issued was 765,277 shares. HomeTrust paid aggregate cash consideration of approximately $16,083. HomeTrust has paid $220, net of tax in merger expenses through December 31, 2016 and anticipates approximately $5,300, net of tax in additional merger expenses in the third quarter of fiscal 2017.
As of the filing of this report, HomeTrust has not completed the fair value measurements of the TriSummit assets and liabilities. The table below presents TriSummit's unaudited condensed balance sheet as of December 31, 2016.

December 31, 2016
Assets:
Cash and cash equivalents	$5,282
Investment securities	58,728
Loans, net	261,964
Other assets	34,064
Total assets	$360,038

Liabilities and Stockholders' Equity
Deposits	$277,302
Borrowings	50,199
Other liabilities	447
Total liabilities	327,948
Stockholders' Equity	32,090
Total liabilities and stockholders' equity	$360,038

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

4.	Securities Available for Sale
Securities available for sale consist of the following at the dates indicated:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$72,885	$221	$(419)	$72,687
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	82,420	283	(421)	82,282
Municipal Bonds	17,953	431	(59)	18,325
Corporate Bonds	7,719	100	(127)	7,692
Equity Securities	63	—	—	63
Total	$181,040	$1,035	$(1,026)	$181,049

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$77,356	$624	$—	$77,980
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	95,668	1,824	(84)	97,408
Municipal Bonds	16,242	992	—	17,234
Corporate Bonds	7,773	194	—	7,967
Equity Securities	63	—	—	63
Total	$197,102	$3,634	$(84)	$200,652
Debt securities available for sale by contractual maturity at the dates indicated are shown below. Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	December 31, 2016
	Amortized Cost	Estimated Fair Value
Due within one year	$903	$904
Due after one year through five years	75,809	75,663
Due after five years through ten years	18,013	18,276
Due after ten years	3,832	3,861
Mortgage-backed securities	82,420	82,282
Total	$180,977	$180,986
The Company had no sales of securities available for sale during the three and six months ended December 31, 2016 and 2015.
Securities available for sale with costs totaling $135,556 and $151,359 with market values of $135,733 and $154,132 at December 31, 2016 and June 30, 2016, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2016 and June 30, 2016 were as follows:

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$48,047	$(419)	$—	$—	$48,047	$(419)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	44,958	(358)	4,156	(63)	49,114	(421)
Municipal Bonds	5,042	(59)	—	—	5,042	(59)
Corporate Bonds	—	—	3,738	(127)	3,738	(127)
Total	$98,047	$(836)	$7,894	$(190)	$105,941	$(1,026)

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	$1,970	$(20)	$6,040	$(64)	$8,010	$(84)
Total	$1,970	$(20)	$6,040	$(64)	$8,010	$(84)
The total number of securities with unrealized losses at December 31, 2016, and June 30, 2016 were 131 and 44, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the three and six months ended December 31, 2016 or the year ended June 30, 2016.
As a requirement for membership, the Bank invests in stock of the FHLB of Atlanta and the Federal Reserve Bank of Richmond ("FRB"). No ready market exists for this stock and the carrying value approximates its fair value based on the redemption provisions of the FHLB of Atlanta and the FRB.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

5.	Loans
Loans consist of the following at the dates indicated:

	December 31, 2016	June 30, 2016
Retail consumer loans:
One-to-four family	$608,118	$623,701
HELOCs - originated	156,615	163,293
HELOCs - purchased	173,511	144,377
Construction and land/lots	42,628	38,102
Indirect auto finance	129,132	108,478
Consumer	5,852	4,635
Total retail consumer loans	1,115,856	1,082,586
Commercial loans:
Commercial real estate	531,321	486,561
Construction and development	129,370	86,840
Commercial and industrial	77,352	73,289
Municipal leases	101,730	103,183
Total commercial loans	839,773	749,873
Total loans	1,955,629	1,832,459
Deferred loan costs (fees), net	(25)	372
Total loans, net of deferred loan fees	1,955,604	1,832,831
Allowance for loan and lease losses	(20,986)	(21,292)
Loans, net	$1,934,618	$1,811,539
All the qualifying one-to-four family first mortgage loans, HELOCs, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.
The Company's total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2016
Retail consumer loans:
One-to-four family	$575,429	$8,320	$17,898	$1,239	$48	$602,934
HELOCs - originated	152,810	944	2,514	55	9	156,332
HELOCs - purchased	173,511	—	—	—	—	173,511
Construction and land/lots	40,774	696	590	32	—	42,092
Indirect auto finance	128,903	25	203	—	1	129,132
Consumer	5,617	1	215	3	10	5,846
Commercial loans:
Commercial real estate	498,507	6,445	9,847	1	—	514,800
Construction and development	121,946	819	3,824	—	—	126,589
Commercial and industrial	69,119	850	4,264	—	1	74,234
Municipal leases	100,129	963	638	—	—	101,730
Total loans	$1,866,745	$19,063	$39,993	$1,330	$69	$1,927,200

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2016
Retail consumer loans:
One-to-four family	$587,440	$7,800	$20,129	$1,283	$11	$616,663
HELOCs - originated	159,275	678	2,997	55	10	163,015
HELOCs - purchased	144,377	—	—	—	—	144,377
Construction and land/lots	36,298	542	679	9	—	37,528
Indirect auto finance	108,432	14	21	11	—	108,478
Consumer	4,390	1	224	2	9	4,626
Commercial loans:
Commercial real estate	448,188	7,817	9,232	1	—	465,238
Construction and development	79,005	480	4,208	—	—	83,693
Commercial and industrial	63,299	1,032	5,361	—	2	69,694
Municipal leases	100,867	1,651	665	—	—	103,183
Total loans	$1,731,571	$20,015	$43,516	$1,361	$32	$1,796,495
The Company's total PCI loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2016
Retail consumer loans:
One-to-four family	$3,175	$471	$1,358	$180	$—	$5,184
HELOCs - originated	257	—	26	—	—	283
Construction and land/lots	494	—	42	—	—	536
Consumer	6	—	—	—	—	6
Commercial loans:
Commercial real estate	8,800	3,612	4,109	—	—	16,521
Construction and development	812	—	1,969	—	—	2,781
Commercial and industrial	2,989	84	45	—	—	3,118
Total loans	$16,533	$4,167	$7,549	$180	$—	$28,429

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2016
Retail consumer loans:
One-to-four family	$5,039	$377	$1,593	$14	$15	$7,038
HELOCs - originated	258	—	20	—	—	278
Construction and land/lots	522	—	52	—	—	574
Consumer	8	—	—	—	1	9
Commercial loans:
Commercial real estate	12,594	4,266	4,463	—	—	21,323
Construction and development	1,136	292	1,719	—	—	3,147
Commercial and industrial	3,234	194	167	—	—	3,595
Total loans	$22,791	$5,129	$8,014	$14	$16	$35,964

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
December 31, 2016
Retail consumer loans:
One-to-four family	$3,733	$3,728	$7,461	$600,657	$608,118
HELOCs - originated	569	354	923	155,692	156,615
HELOCs - purchased	—	—	—	173,511	173,511
Construction and land/lots	116	83	199	42,429	42,628
Indirect auto finance	353	30	383	128,749	129,132
Consumer	45	13	58	5,794	5,852
Commercial loans:
Commercial real estate	128	4,486	4,614	526,707	531,321
Construction and development	638	1,222	1,860	127,510	129,370
Commercial and industrial	575	1,714	2,289	75,063	77,352
Municipal leases	114	—	114	101,616	101,730
Total loans	$6,271	$11,630	$17,901	$1,937,728	$1,955,629
The table above includes PCI loans of $214 30-89 days past due and $5,382 90 days or more past due as of December 31, 2016.

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2016
Retail consumer loans:
One-to-four family	$3,514	$5,476	$8,990	$614,711	$623,701
HELOCs - originated	220	377	597	162,696	163,293
HELOCs - purchased	—	—	—	144,377	144,377
Construction and land/lots	100	119	219	37,883	38,102
Indirect auto finance	182	—	182	108,296	108,478
Consumer	4	4	8	4,627	4,635
Commercial loans:
Commercial real estate	1,436	3,353	4,789	481,772	486,561
Construction and development	371	1,296	1,667	85,173	86,840
Commercial and industrial	216	2,819	3,035	70,254	73,289
Municipal leases	—	—	—	103,183	103,183
Total loans	$6,043	$13,444	$19,487	$1,812,972	$1,832,459
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	December 31, 2016		June 30, 2016
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$7,361	$—	$9,192	$—
HELOCs - originated	654	—	1,026	—
Construction and land/lots	173	—	188	—
Indirect auto finance	176	—	20	—
Consumer	31	—	15	—
Commercial loans:
Commercial real estate	3,374	—	3,222	—
Construction and development	1,759	—	1,417	—
Commercial and industrial	2,070	—	3,019	—
Municipal leases	408	—	419	—
Total loans	$16,006	$—	$18,518	$—
PCI loans totaling $6,228 at December 31, 2016 and $6,607 at June 30, 2016 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
Troubled debt restructurings ("TDRs") are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Additionally, all TDRs are considered impaired. The Company had no commitments to lend additional funds on these TDR loans at December 31, 2016.
The Company's loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	December 31, 2016	June 30, 2016
Performing TDRs included in impaired loans	$27,448	$28,263
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	Three Months Ended December 31, 2016				Three Months Ended December 31, 2015
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$356	$10,446	$10,149	$20,951	$328	$12,426	$9,358	$22,112
Provision for (recovery of) loan losses	(20)	(609)	629	—	27	(553)	526	—
Charge-offs	—	(155)	(67)	(222)	—	(306)	(543)	(849)
Recoveries	—	131	126	257	—	503	211	714
Balance at end of period	$336	$9,813	$10,837	$20,986	$355	$12,070	$9,552	$21,977

	Six Months Ended December 31, 2016				Six Months Ended December 31, 2015
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$361	$11,549	$9,382	$21,292	$401	$12,575	$9,398	$22,374
Provision for (recovery of) loan losses	(25)	(1,505)	1,530	—	(46)	(480)	526	—
Charge-offs	—	(574)	(675)	(1,249)	—	(775)	(877)	(1,652)
Recoveries	—	343	600	943	—	750	505	1,255
Balance at end of period	$336	$9,813	$10,837	$20,986	$355	$12,070	$9,552	$21,977

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total
December 31, 2016
Retail consumer loans:
One-to-four family	$16	$343	$5,097	$5,456	$5,184	$10,980	$591,954	$608,118
HELOCs - originated	—	9	1,714	1,723	283	14	156,318	156,615
HELOCs - purchased	—	—	694	694	—	—	173,511	173,511
Construction and land/lots	—	—	959	959	536	659	41,433	42,628
Indirect auto finance	—	—	942	942	—	31	129,101	129,132
Consumer	—	10	45	55	6	10	5,836	5,852
Commercial loans:
Commercial real estate	290	135	6,471	6,896	16,521	5,928	508,872	531,321
Construction and development	12	—	2,629	2,641	2,781	2,083	124,506	129,370
Commercial and industrial	18	3	949	970	3,118	2,726	71,508	77,352
Municipal leases	—	—	650	650	—	294	101,436	101,730
Total	$336	$500	$20,150	$20,986	$28,429	$22,725	$1,904,475	$1,955,629
June 30, 2016
Retail consumer loans:
One-to-four family	$23	$187	$6,385	$6,595	$7,038	$12,411	$604,252	$623,701
HELOCs - originated	—	288	1,709	1,997	278	1,145	161,870	163,293
HELOCs - purchased	—	—	558	558	—	—	144,377	144,377
Construction and land/lots	—	198	1,146	1,344	574	392	37,136	38,102
Indirect auto finance	—	—	1,016	1,016	—	—	108,478	108,478
Consumer	—	10	51	61	9	—	4,626	4,635
Commercial loans:
Commercial real estate	288	—	6,142	6,430	21,323	5,376	459,862	486,561
Construction and development	17	—	1,891	1,908	3,147	1,789	81,904	86,840
Commercial and industrial	33	3	685	721	3,595	2,927	66,767	73,289
Municipal leases	—	—	662	662	—	305	102,878	103,183
Total	$361	$686	$20,245	$21,292	$35,964	$24,345	$1,772,150	$1,832,459
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment With a Recorded Allowance	Recorded Investment With No Recorded Allowance	Total	Related Recorded Allowance
December 31, 2016
Retail consumer loans:
One-to-four family	$29,018	$17,836	$7,904	$25,740	$841
HELOCs - originated	3,504	1,986	311	2,297	42
Construction and land/lots	3,128	1,076	765	1,841	66
Indirect auto finance	196	145	31	176	2
Consumer	568	14	23	37	10
Commercial loans:
Commercial real estate	8,576	4,086	3,638	7,724	152
Construction and development	3,847	1,089	1,759	2,848	13
Commercial and industrial	8,619	710	2,419	3,129	13
Municipal leases	408	114	294	408	1
Total impaired loans	$57,864	$27,056	$17,144	$44,200	$1,140
June 30, 2016
Retail consumer loans:
One-to-four family	$29,053	$12,348	$13,375	$25,723	$281
HELOCs - originated	4,486	1,999	1,178	3,177	305
Construction and land/lots	2,890	764	693	1,457	209
Indirect auto finance	45	20	—	20	—
Consumer	514	9	13	22	10
Commercial loans:
Commercial real estate	7,433	857	5,776	6,633	13
Construction and development	3,556	600	1,929	2,529	14
Commercial and industrial	9,710	1,197	2,930	4,127	17
Municipal leases	419	114	305	419	1
Total impaired loans	$58,106	$17,908	$26,199	$44,107	$850
Impaired loans above excludes $68 at December 31, 2016 and $2,541 at June 30, 2016 in PCI loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
At December 31, 2016, impaired loans with a recorded allowance increased $9,148 during the six months ended December 31, 2016 primarily due to the change in methodology of measuring impairment during the first quarter of 2017 from the collateral method to the present value of future cash flows method to better reflect the anticipated repayments of these loans.
The table above includes $21,475 and $19,762, of impaired loans that were not individually evaluated at December 31, 2016 and June 30, 2016, respectively, because these loans did not meet the Company's threshold for individual impairment evaluation. The recorded allowance above includes $640 and $164 related to these loans that were not individually evaluated at December 31, 2016 and June 30, 2016, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's average recorded investment in impaired loans and interest income recognized on impaired loans for the three and six months ended December 31, 2016 and 2015 was as follows:

	Three Months Ended
	December 31, 2016		December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$26,673	$283	$29,765	$382
HELOCs - originated	2,544	33	3,485	50
Construction and land/lots	1,594	38	1,940	38
Indirect auto finance	134	1	7	—
Consumer	32	5	80	6
Commercial loans:
Commercial real estate	7,673	63	8,919	40
Construction and development	2,530	31	3,594	20
Commercial and industrial	3,372	22	4,019	29
Municipal leases	408	—	428	14
Total loans	$44,960	$476	$52,237	$579

	Six Months Ended
	December 31, 2016		December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$26,356	$585	$29,869	$782
HELOCs - originated	2,755	65	3,942	100
Construction and land/lots	1,548	75	2,033	67
Indirect auto finance	96	3	3	—
Consumer	29	10	66	15
Commercial loans:
Commercial real estate	7,326	130	12,121	73
Construction and development	2,530	49	4,947	40
Commercial and industrial	3,624	58	3,463	61
Municipal leases	412	12	413	24
Total loans	$44,676	$987	$56,857	$1,162
A summary of changes in the accretable yield for PCI loans for the three and six months ended December 31, 2016 and 2015 was as follows:

	Three Months Ended
	December 31, 2016	December 31, 2015
Accretable yield, beginning of period	$8,339	$9,763
Reclass from nonaccretable yield (1)	185	236
Other changes, net (2)	(282)	1,191
Interest income	(723)	(1,226)
Accretable yield, end of period	$7,519	$9,964

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Six Months Ended
	December 31, 2016	December 31, 2015
Accretable yield, beginning of period	$9,532	$11,096
Reclass from nonaccretable yield (1)	1,072	602
Other changes, net (2)	(741)	1,080
Interest income	(2,344)	(2,814)
Accretable yield, end of period	$7,519	$9,964
______________________________________

(1)	Represents changes attributable to expected losses assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.
For the three and six months ended December 31, 2016 and 2015, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended December 31, 2016			Three Months Ended December 31, 2015
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	$—	2	$108	$110
Total	—	$—	$—	2	$108	$110
Extended term:
Retail consumer:
One-to-four family	1	$20	$20	4	$92	$101
Construction and land/lots	1	280	280	—	—	—
Total	2	$300	$300	4	$92	$101
Other TDRs:
Retail consumer:
One-to-four family	5	$168	$171	10	$1,430	$1,420
Construction and land/lots	2	254	251	—	—	—
Commercial:
Commercial real estate	—	—	—	1	457	447
Construction and development	—	—	—	1	250	253
Commercial & Industrial	1	24	24	2	1,347	1,351
Total	8	$446	$446	14	$3,484	$3,471
Total	10	$746	$746	20	$3,684	$3,682

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Six Months Ended December 31, 2016			Six Months Ended December 31, 2015
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	$—	2	$108	$110
Total	—	$—	$—	2	$108	$110
Extended term:
Retail consumer:
One-to-four family	3	$139	$137	4	$92	$101
HELOCs - originated	—	—	—	1	14	13
Construction and land/lots	1	280	280
Total	4	$419	$417	5	$106	$114
Other TDRs:
Retail consumer:
One-to-four family	8	$273	$275	16	$2,167	$1,969
HELOCs - originated	1	3	3	—	—	—
Construction and land/lots	2	254	251	—	—	—
Commercial:
Commercial real estate	—	—	—	1	457	447
Construction and development	—	—	—	1	250	253
Commercial and industrial	1	24	24	2	1,347	1,351
Total	12	$554	$553	20	$4,221	$4,020
Total	16	$973	$970	27	$4,435	$4,244

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31, 2016		Three Months Ended December 31, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	1	$6
Total	—	$—	1	$6
Extended payment terms:
Retail consumer:
One-to-four family	—	$—	1	$31
Total	—	$—	1	$31
Other TDRs:
Retail consumer:
One-to-four family	—	$—	3	$330
HELOCs - originated	—	—	2	16
Consumer	—	—	1	1
Commercial:
Commercial and industrial	4	1,277	—	—
Total	4	$1,277	6	$347
Total	4	$1,277	8	$384

	Six Months Ended December 31, 2016		Six Months Ended December 31, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	1	$6
Total	—	$—	1	$6
Extended payment terms:
Retail consumer:
One-to-four family	—	$—	1	$31
Total	—	$—	1	$31
Other TDRs:
Retail consumer:
One-to-four family	—	$—	3	$330
HELOCs - originated	—	—	2	16
Consumer	—	—	1	1
Commercial:
Commercial and industrial	4	1,277	—	—
Total	4	$1,277	6	$347
Total	4	$1,277	8	$384
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

6.	Real Estate Owned
The activity within REO for the periods shown is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Balance at beginning of period	5,715	6,634	$5,956	$7,024
Transfers from loans	1,025	1,139	1,330	1,367
Sales, net of loss	(1,005)	(967)	(1,551)	(1,579)
Writedowns	(87)	(93)	(87)	(99)
Balance at end of period	5,648	6,713	$5,648	$6,713
At December 31, 2016 and June 30, 2016, the Bank had $1,984 and $824 respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $1,219 and $1,681 for December 31, 2016 and June 30, 2016, respectively.

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
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Numerator:
Net income available to common stockholders	$2,983	$2,449	$6,807	$5,013
Denominator:
Weighted-average common shares outstanding - basic	16,900,387	17,479,150	16,893,775	17,778,568
Effect of dilutive shares	656,200	331,834	596,900	274,619
Weighted-average common shares outstanding - diluted	17,556,587	17,810,984	17,490,675	18,053,187
Net income per share - basic	$0.17	$0.14	$0.39	$0.28
Net income per share - diluted	$0.17	$0.14	$0.39	$0.28
There were no outstanding stock options that were anti-dilutive for the three months ended December 31, 2016 and 2015, respectively. There were 46,500 and 10,000 outstanding stock options that were anti-dilutive for the six months ended December 31, 2016 and 2015, respectively.

8.	Equity Incentive Plan
The Company provides stock-based awards through the 2013 Omnibus Incentive Plan, which provides for awards of restricted stock, restricted stock units, stock options, stock appreciation rights and cash awards to directors, emeritus directors, officers, employees and advisory directors. The cost of equity-based awards under the 2013 Omnibus Incentive Plan generally is based on the fair value of the awards on their grant date for current directors, officers, and employees. The fair value of equity-based awards is updated quarterly for certain nonemployee emeritus directors and advisory directors. The maximum number of shares that may be utilized for awards under the plan is 2,962,400, including 2,116,000 for stock options and stock appreciation rights and 846,400 for awards of restricted stock and restricted stock units.
Shares of common stock issued under the 2013 Omnibus Incentive Plan may be authorized but unissued shares or repurchased shares. During fiscal 2013, the Company had repurchased the 846,400 shares available for awards of restricted stock and restricted stock units under the 2013 Omnibus Incentive Plan on the open market, for $13,297, at an average cost of $15.71 per share.
Share based compensation expense related to stock options and restricted stock recognized for the three months ended December 31, 2016 and 2015 was $2,053 and $849, respectively, before the tax related benefit of $698 and $288, respectively. Share based compensation expense related

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

to stock options and restricted stock recognized for the six months ended December 31, 2016 and 2015 was $2,792 and $1,637, respectively, before the tax related benefit of $950 and $556, respectively.
The table below presents stock option activity for the six months ended December 31, 2016 and 2015:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2015	1,498,000	$14.41	7.7	$3,519
Granted	—	—	—	—
Exercised	2,200	14.37	—	—
Forfeited	12,600	14.37	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2015	1,483,200	$14.41	7.2	$8,660
Exercisable at December 31, 2015	546,350	$14.39

Options outstanding at June 30, 2016	1,529,300	$14.50	6.8	$6,117
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2016	1,529,300	$14.50	6.3	$17,433
Exercisable at December 31, 2016	829,400	$14.40
The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model. There were no options granted during the three and six months ended December 31, 2016 and 2015. The weighted average fair value of options granted in fiscal year 2015 was $3.59. Assumptions used for grants were as follows:

	Assumptions in Estimating Option Values
	2017	2016	2015
Weighted-average volatility	—%	—%	18.90%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	—%	—%	1.56%
Expected life (years)	0.0	0.0	6.0
At December 31, 2016, the Company had $2,444 of unrecognized compensation expense related to 1,529,300 stock options scheduled to vest over five- and seven-year vesting periods.  The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 0.9 years at December 31, 2016. At December 31, 2015, the Company had $2,885 of unrecognized compensation expense related to 1,483,200 stock options scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.3 years at December 31, 2015.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents restricted stock award activity for the six months ended December 31, 2016 and 2015:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2015	310,470	$14.40	$5,203
Granted	—	—	—
Vested	—	—	—
Forfeited	2,250	14.37	—
Non-vested at December 31, 2015	308,220	$14.40	$6,241

Non-vested at June 30, 2016	248,750	$14.81	$4,602
Granted	2,000	19.02	—
Vested	—	—	—
Forfeited	—	—	—
Non-vested at December 31, 2016	250,750	$14.84	$6,494
At December 31, 2016, unrecognized compensation expense was $2,230 related to 250,750 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.0 years at December 31, 2016. At December 31, 2015, unrecognized compensation expense was $3,098 related to 308,220 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.3 years at December 31, 2015.

9.	Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At December 31, 2016 and June 30, 2016, respectively, loan commitments (excluding $123,871 and $125,157 of undisbursed portions of construction loans) totaled $51,791 and $39,609 of which $28,612 and $9,932 were variable rate commitments and $23,179 and $29,677 were fixed rate commitments. The fixed rate loans had interest rates ranging from 2.24% to 5.33% at December 31, 2016 and 2.02% to 7.99% at June 30, 2016, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $347,718 and $340,397 at December 31, 2016 and June 30, 2016, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, we enter into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these commitments was not material at December 31, 2016 or June 30, 2016.
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
Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System. The daily average calculated cash reserve required as of December 31, 2016 and June 30, 2016 was $2,150, and $2,346, respectively, which was satisfied by vault cash and balances held at the FRB.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of December 31, 2016 and June 30, 2016 were $2,094 and $2,326, respectively. There was no liability recorded for these letters of credit at December 31, 2016 or June 30, 2016, respectively.
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

	December 31, 2016
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$72,687	$—	$72,687	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	82,282	—	82,282	—
Municipal Bonds	18,325	—	18,325	—
Corporate Bonds	7,692	—	6,692	1,000
Equity Securities	63	—	63	—
Total	$181,049	$—	$180,049	$1,000

	June 30, 2016
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$77,980	$—	$77,980	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	97,408	—	97,408	—
Municipal Bonds	17,234	—	17,234	—
Corporate Bonds	7,967	—	6,967	1,000
Equity Securities	63	—	63	—
Total	$200,652	$—	$199,652	$1,000
There were no transfers between levels during the three or six months ended December 31, 2016.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	December 31, 2016
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$7,350	$—	$—	$7,350
REO	690	—	—	690
Total	$8,040	$—	$—	$8,040

	June 30, 2016
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$4,239	$—	$—	$4,239
REO	1,117	—	—	1,117
Total	$5,356	$—	$—	$5,356
Quantitative information about Level 3 fair value measurements during the period ended December 31, 2016 is shown in the table below:

	Fair Value at December 31, 2016	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$7,350	Discounted appraisals and discounted cash flows	Collateral discounts and discount spread	1% - 13%	3%
REO	$690	Discounted appraisals	Collateral discounts	10% - 20%	12%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of December 31, 2016 and June 30, 2016, are summarized below:

	December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$45,149	$45,149	$45,149	$—	$—
Commercial paper	179,939	179,939	179,939	—	—
Certificates of deposit in other banks	150,147	150,147	—	150,147	—
Securities available for sale	181,049	181,049	—	180,049	1,000
Loans, net	1,934,618	1,849,875	—	—	1,849,875
Loans held for sale	4,998	5,078	—	—	5,078
FHLB stock	26,152	26,152	26,152	—	—
FRB stock	6,189	6,189	6,189	—	—
Accrued interest receivable	7,792	7,792	—	1,096	6,696
Noninterest-bearing and NOW deposits	658,015	658,015	—	658,015	—
Money market accounts	520,138	520,138	—	520,138	—
Savings accounts	210,283	210,283	—	210,283	—
Certificates of deposit	397,729	395,388	—	395,388	—
Borrowings	560,000	560,000	—	560,000	—
Accrued interest payable	206	206	—	206	—

	June 30, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$52,596	$52,596	$52,596	$—	$—
Commercial paper	229,859	229,859	229,859	—	—
Certificates of deposit in other banks	161,512	161,512	—	161,512	—
Securities available for sale	200,652	200,652	—	199,652	1,000
Loans, net	1,811,539	1,761,926	—	—	1,761,926
Loans held for sale	5,783	5,876	—	—	5,876
FHLB stock	23,304	23,304	23,304	—	—
FRB stock	6,182	6,182	6,182	—	—
Accrued interest receivable	7,405	7,405	—	1,106	6,299
Noninterest-bearing and NOW deposits	628,910	628,910	—	628,910	—
Money market accounts	520,320	520,320	—	520,320	—
Savings accounts	210,817	210,817	—	210,817	—
Certificates of deposit	442,649	442,203	—	442,203	—
Borrowings	491,000	491,000	—	491,000	—
Accrued interest payable	246	246	—	246	—
The Company had off-balance sheet financial commitments, which included approximately $523,380 and $505,163 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at December 31, 2016 and June 30, 2016, respectively (see Note 9). Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of December 31, 2016 and June 30, 2016. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would," and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: expected cost savings, synergies and other financial benefits from our acquisition of TriSummit Bancorp, Inc. ("TriSummit") by HomeTrust ("Merger") might not be realized within the expected time frames or at all, and costs or difficulties relating to integration matters might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Board of Governors of the Federal Reserve System (“Federal Reserve”), the North Carolina Office of the Commissioner of Banks (“NCCOB”), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; management's assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"); changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including our 2016 Form 10-K.
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

Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds in loans secured by first and second mortgages on one-to-four family residences, including home equity loans and construction and land/lot loans, commercial real estate loans, construction and development loans, commercial and industrial loans, indirect automobile loans, and municipal leases. Municipal leases are secured primarily by a ground lease for a firehouse or an equipment lease for fire trucks and firefighting equipment to fire departments located throughout North and South Carolina. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government-sponsored enterprises, as well as, commercial paper and certificates of deposit insured by the FDIC.
We offer a variety of deposit accounts for individuals, businesses, and nonprofit organizations. Deposits and borrowings are our primary source of funds for our lending and investing activities.
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
On January 1, 2017, the Company completed its acquisition of TriSummit pursuant to an Agreement and Plan of Merger, dated as of September 20, 2016, under which TriSummit merged with and into HomeTrust with HomeTrust as the surviving corporation in the Merger. Immediately following the Merger, TriSummit's wholly owned subsidiary bank, TriSummit Bank, merged with and into the Bank. Refer to Note 3 of our consolidated financial statements for more details on the Merger.
At December 31, 2016, we had 39 locations in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and a loan production office in Raleigh), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Critical Accounting Policies and Estimates
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) business combinations and acquired loans, (iii) the valuation of REO, (iv) the valuation of goodwill and other intangible assets, and (v) the valuation of or recognition of deferred tax assets and liabilities. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2016 Form 10-K. There have not been any material changes in the Company's critical accounting policies and estimates during the six months ended December 31, 2016 as compared to the disclosure contained in the Company's 2016 Form 10-K.
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

Management has presented the non-GAAP financial measures in this discussion and analysis excluding merger-related expenses, certain state tax expense, and gain from the sale of premises because it believes excluding these items is more indicative of and provides useful and comparative information to assess trends in our core operations while facilitating comparison of the quality and composition of the Company’s earnings over time and in comparison to its competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Six Months Ended December 31, 2016 and 2015” for more detailed information about our financial performance.
Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

	As of
(Dollars in thousands, except per share data)	December 31,	June 30,	December 31,
	2016	2016	2015
Total stockholders' equity	$367,776	$359,976	$361,195
Less: goodwill, core deposit intangibles, net of taxes	(16,795)	(17,169)	(18,044)
Tangible book value	$350,981	$342,807	$343,151
Common shares outstanding	18,000,750	17,998,750	18,576,972
Tangible book value per share(1)	$19.50	$19.05	$18.47
Book value per share	$20.43	$20.00	$19.44
_________________________________________________________________
(1)    Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
(Dollars in thousands)	December 31,	June 30,	December 31,
	2016	2016	2015
Tangible book value(1)	$350,981	$342,807	$343,151
Total assets	2,774,240	2,717,677	2,728,552
Less: goodwill, core deposit intangibles, net of taxes	(16,795)	(17,169)	(18,044)
Total tangible assets(2)	$2,757,445	$2,700,508	$2,710,508
Tangible equity to tangible assets	12.73%	12.69%	12.66%
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

Set forth below is a reconciliation to GAAP of net interest income and net interest margin as adjusted to exclude additional FHLB borrowings and proceeds from such borrowings:

	Three Months Ended December 31,
	2016			2015
	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets (1)	$2,521,311	$22,636	3.59%	$2,491,448	$22,197	3.56%
Less: Interest-earning assets funded by additional FHLB borrowings (2)	340,000	908	1.07%	402,000	749	0.74%
Interest-earning assets - adjusted	$2,181,311	$21,728	3.98%	$2,089,448	$21,448	4.11%

Interest-bearing liabilities	$2,088,325	$1,648	0.31%	$2,091,744	$1,416	0.27%
Additional FHLB borrowings	340,000	378	0.44%	402,000	229	0.23%
Interest-bearing liabilities - adjusted	$1,748,325	$1,270	0.29%	$1,689,744	$1,187	0.28%

Tax equivalent net interest income and net interest margin		$20,988	3.33%		$20,781	3.34%
Tax equivalent net interest income and net interest margin - adjusted		20,458	3.75%		20,261	3.88%
Difference		$530	(0.42)%		$520	(0.54)%

	Six Months Ended December 31,
	2016			2015
	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets (1)	$2,524,362	$46,017	3.65%	$2,503,608	$44,852	3.58%
Less: Interest-earning assets funded by additional FHLB borrowings (2)	367,500	1,907	1.04%	424,000	1,413	0.67%
Interest-earning assets - adjusted	$2,156,862	$44,110	4.20%	$2,079,608	$43,439	4.18%

Interest-bearing liabilities	$2,093,127	$3,302	0.31%	$2,104,725	$2,854	0.27%
Additional FHLB borrowings	367,500	788	0.43%	424,000	461	0.22%
Interest-bearing liabilities - adjusted	$1,725,627	$2,514	0.29%	$1,680,725	$2,393	0.28%

Tax equivalent net interest income and net interest margin		$42,715	3.38%		$41,998	3.35%
Tax equivalent net interest income and net interest margin - adjusted		41,596	3.86%		41,046	3.95%
Difference		$1,119	(0.48)%		$952	(0.60)%

_________________________________________________________________________________

(1)
Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $573,000 and $631,000 for the three months ended December 31, 2016 and 2015, respectively, calculated based on a federal tax rate of 34%. Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $1,163,000 and $1,277,000 for the six months ended December 31, 2016 and 2015, respectively, calculated based on a federal tax rate of 34%.

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

Set forth below is a reconciliation to GAAP net income, EPS, ROA, and ROE as adjusted to exclude merger-related expenses, certain state tax expense, and gain from the sale of premises and equipment:

	Three Months Ended		Six months ended
(Dollars in thousands, except per share data)	December 31,		December 31,
	2016	2015	2016	2015
Merger-related expenses	$27	$—	$334	$—
State tax expense adjustment (1)	—	—	490	526
Gain from sale of premises and equipment	—	—	(385)	—
Total adjustments	27	—	439	526
Tax effect (2)	(10)	—	49	—
Total adjustments, net of tax	17	—	488	526

Net income (GAAP)	2,983	2,449	6,807	5,013

Net income (non-GAAP)	$3,000	$2,449	$7,295	$5,539

Per Share Data
Average shares outstanding - basic	16,900,387	17,479,150	16,893,775	17,778,568
Average shares outstanding - diluted	17,556,587	17,810,984	17,490,675	18,053,187

Basic EPS
EPS (GAAP)	$0.17	$0.14	$0.39	$0.28
Non-GAAP adjustment	0.01	—	0.04	0.03
EPS (non-GAAP)	$0.18	$0.14	$0.43	$0.31

Diluted EPS
EPS (GAAP)	$0.17	$0.14	$0.39	$0.28
Non-GAAP adjustment	—	—	0.04	0.03
EPS (non-GAAP)	$0.17	$0.14	$0.43	$0.31

Average Balances
Average assets	$2,765,047	$2,735,738	$2,764,985	$2,749,840
Average equity	365,740	362,617	364,018	366,589

ROA
ROA (GAAP)	0.43%	0.36%	0.49%	0.36%
Non-GAAP adjustment	—%	—%	0.04%	0.04%
ROA (non-GAAP)	0.43%	0.36%	0.53%	0.40%

ROE
ROE (GAAP)	3.26%	2.70%	3.74%	2.73%
Non-GAAP adjustment	0.02%	—%	0.27%	0.29%
ROE (non-GAAP)	3.28%	2.70%	4.01%	3.02%
________________________________________________________________________
(1)    State tax adjustment is a result of a decrease in value of our deferred tax assets stemming from recent decreases in North Carolina's corporate tax rate.
(2)    Tax amounts have been adjusted for certain nondeductible merger-related expenses.

Set forth below is a reconciliation to GAAP of the allowance for loan losses to total loans and the allowance for loan losses as adjusted to exclude acquired loans:

	As of
(Dollars in thousands)	December 31,	June 30,	December 31,
	2016	2016	2015
Total gross loans receivable (GAAP)	$1,955,629	$1,832,831	$1,747,560
Less: acquired loans	(169,234)	(220,891)	(263,837)
Adjusted gross loans (non-GAAP)	$1,786,395	$1,611,940	$1,483,723

Allowance for loan losses (GAAP)	$20,986	$21,292	$21,977
Allowance for loan losses / Adjusted gross loans (non-GAAP)	1.17%	1.32%	1.48%

Comparison of Financial Condition at December 31, 2016 and June 30, 2016
General.  Total assets at December 31, 2016 and June 30, 2016 were $2.8 billion and $2.7 billion, respectively. Total liabilities remained constant at $2.4 billion at both December 31, 2016 and June 30, 2016. The increase in borrowings of $69.0 million, or 14.1% and the cumulative decrease of $88.3 million, or 13.7%, in cash and cash equivalents, commercial paper, certificates of deposit in other banks, and securities available for sale during the six months ended December 31, 2016 were redeployed to fund higher yielding loans and reduce higher cost certificates of deposit. We continue to utilize our leveraging strategy, where additional short-term FHLB borrowings are invested in various short-term liquid assets to generate additional net interest income, as well as increased dividend income from the required purchase of additional FHLB stock.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents decreased $7.5 million, or 14.2%, to $45.1 million at December 31, 2016 from $52.6 million at June 30, 2016. In conjunction with our leveraging strategy, we purchase commercial paper to take advantage of higher returns with relatively low risk while remaining highly liquid. The commercial paper balance at December 31, 2016 decreased $49.9 million, or 21.7% to $179.9 million from $229.9 million at June 30, 2016.
Investments.  Securities available for sale decreased $19.6 million, or 9.8%, to $181.0 million at December 31, 2016 from $200.7 million at June 30, 2016. During the six months ended December 31, 2016, $15.1 million of securities available for sale were purchased, $17.8 million matured, and $13.1 million of principal payments were received. The securities purchased during this period were primarily short- to intermediate-term U.S. government agency notes. At December 31, 2016, certificates of deposits in other banks totaled $150.1 million compared to $161.5 million at June 30, 2016. All certificates of deposit in other banks are fully insured by the FDIC. Other investments at cost include FRB and FHLB stock totaling $6.2 million and $26.2 million at December 31, 2016, respectively. In total, other investments increased $2.9 million, or 9.7% from June 30, 2016 as a result of additional FHLB stock purchases as required to support our additional FHLB borrowings.
We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We do not believe that there are any other-than-temporary impairments at December 31, 2016; therefore, no impairment losses have been recorded during the first six months of fiscal 2017.
Loans held for sale. Loans held for sale decreased $785,000, or 13.6% at December 31, 2016 to $5.0 million from June 30, 2016. The decrease was driven by the timing difference between loan fundings and loan sale settlements as originations of loans held for sale increased $35.5 million during the six months ended December 31, 2016 as compared to the same period last year from expanding our mortgage banking operations into our newer market areas.
Loans.  Net loans receivable increased $123.1 million, or 6.8%, at December 31, 2016 to $1.9 billion from June 30, 2016 primarily due to $93.6 million in organic loan growth and $29.1 million in purchased HELOCs, net of repayments.
For the three-month period ended December 31, 2016, retail loan portfolio originations increased $2.3 million from $70.6 million to $72.9 million, or 3.3% compared to the same period in the previous year. For the three-month period ended December 31, 2016, commercial loan portfolio originations increased $54.2 million from $94.6 million to $148.8 million, or 57.2% compared to the same period in the previous year. For the six-month period ended December 31, 2016, retail loan portfolio originations increased $9.8 million from $137.7 million to $147.5 million, or 7.2% compared to the same period in the previous year. For the six-month period ended December 31, 2016, commercial loan portfolio originations increased $33.6 million from $192.2 million to $225.8 million, or 17.5% compared to the same period in the previous year.
For the quarter ended December 31, 2016, organic net loan growth, which excludes loans acquired through purchases of HELOCs, was $69.6 million or 16.3% annualized. Excluding the one-to-four family residential loan portfolio, our second quarter loan growth was $75.1 million, or 27.3% annualized. Our one-to-four family residential loan portfolio continues to decline as a result of market conditions increasing customer demand for 30-year fixed rate loans, which we sell to third parties as compared to our shorter term fixed and variable rate loans that we retain in our loan portfolio - a trend we expect to continue so long as interest rates remain historically low. For the six months ended December 31, 2016, organic net loan growth was $93.6 million, or 11.1% annualized. Excluding the one-to-four family residential loan portfolio, loan growth for the first six months of fiscal 2017 was $109.2 million, or 20.5% annualized.

Retail consumer and commercial loans consist of the following at the dates indicated:

					Percent of total
	December 31,	June 30,	Change		December 31,	June 30,
	2016	2016	$	%	2016	2016
Retail consumer loans:
One-to-four family	$608,118	$623,701	$(15,583)	(2.5)%	31.1%	34.0%
HELOCs - originated	156,615	163,293	(6,678)	(4.1)	8.0	8.9
HELOCs - purchased	173,511	144,377	29,134	20.2	8.9	7.9
Construction and land/lots	42,628	38,102	4,526	11.9	2.2	2.1
Indirect auto finance	129,132	108,478	20,654	19.0	6.6	5.9
Consumer	5,852	4,635	1,217	26.3	0.3	0.3
Total retail consumer loans	1,115,856	1,082,586	33,270	3.1	57.1	59.1
Commercial loans:
Commercial real estate	531,321	486,561	44,760	9.2	27.2	26.6
Construction and development	129,370	86,840	42,530	49.0	6.6	4.7
Commercial and industrial	77,352	73,289	4,063	5.5	3.9	4.0
Municipal leases	101,730	103,183	(1,453)	(1.4)	5.2	5.6
Total commercial loans	839,773	749,873	89,900	12.0	42.9	40.9
Total loans	$1,955,629	$1,832,459	$123,170	6.7%	100.0%	100.0%
Recently, our expansion into larger metro markets over the last two years combined with improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory in certain markets have led to us significantly increasing originations of construction loans for properties located in our market areas. We have hired experienced commercial real estate relationship managers, credit officers, and developed a construction risk management group to better manage construction risk, as part of our efforts to grow the construction portfolio. We anticipate that construction lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction and land development lending by concentrating our efforts on smaller one-to-four residential loans to builders known to us and developers of commercial real estate and multifamily properties with proven success in this type of construction. At December 31, 2016, construction and land/lots totaled $42.6 million including $25.9 million of one-to-four family construction loans that will roll over to permanent loans upon completion of the construction period, excluding unfunded loan commitments of $32.1 million. Total construction and development loans at December 31, 2016, were $129.4 million, excluding unfunded loan commitments, of which $46.6 million was for non-residential commercial real estate construction, $43.0 million was for land development, $26.6 million was for speculative construction of single family properties, and $13.2 million was for multi-family construction. Undisbursed construction and development loan commitments at December 31, 2016 included $65.9 million of commercial real estate projects, multi-family residential projects of $7.3 million and $18.5 million for the speculative construction of one- to four-family residential properties.
Asset Quality. Nonperforming assets decreased $2.8 million to $21.7 million, or 0.78% of total assets, at December 31, 2016, compared to $24.5 million, or 0.90% of total assets, at June 30, 2016. Nonperforming assets included $16.0 million in nonaccruing loans and $5.6 million in REO at December 31, 2016, compared to $18.5 million and $6.0 million, in nonaccruing loans and REO respectively, at June 30, 2016. Included in nonperforming loans are $5.8 million of loans restructured from their original terms of which $3.7 million were current with respect to their modified payment terms. The decrease in nonaccruing loans was primarily due to loans returning to performing status as payment history and the borrower's financial status improved. At December 31, 2016, $6.9 million, or 43.2%, of nonaccruing loans were current on their required loan payments. Purchased credit impaired loans aggregating $6.2 million were excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
The ratio of classified assets to total assets decreased to 1.97% at December 31, 2016 from 2.17% at June 30, 2016. Classified assets decreased 7.0% to $54.8 million at December 31, 2016 compared to $58.9 million at June 30, 2016. Delinquent loans (loans delinquent 30 days or more) decreased to $17.9 million at December 31, 2016, from $19.5 million at June 30, 2016.
As of December 31, 2016, we had identified $44.2 million of impaired loans compared to $44.1 million at June 30, 2016. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. As of December 31, 2016, there were $22.7 million loans individually evaluated for impairment and $21.5 million were collectively evaluated. For more information on these impaired loans, see Note 5 of the Notes to Consolidated Financial Statements under Item 1 of this report.
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

The allowance for loan losses was $21.0 million, or 1.07% of total loans, at December 31, 2016 compared to $21.3 million, or 1.16% of total loans, at June 30, 2016. The allowance for loan losses to gross loans excluding acquired loans was 1.17% at December 31, 2016, compared to 1.32% at June 30, 2016. Loans acquired from acquisitions are excluded from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations. The Company recorded these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these acquired loans unless the credit quality deteriorates further subsequent to the acquisition.
There was no provision for loan loss during both the three and six months ended December 31, 2016 and December 31, 2015. Net loan recoveries totaled $35,000 for the three months ended December 31, 2016 compared to net charge-offs of $135,000 for the same period during the prior fiscal year. Net loan charge-offs decreased to $306,000 for the six months ended December 31, 2016 from $397,000 for the same period during the prior fiscal year. Net recoveries as a percentage of average loans increased slightly to (0.01)% for the three months ended December 31, 2016 from net charge-offs of 0.03% for the same period last fiscal year. Net charge-offs as a percentage of average loans decreased to 0.03% for the six months ended December 31, 2016 from 0.05% for the same period last fiscal year.
The allowance as a percentage of nonaccruing loans increased to 131.1% at December 31, 2016 from 115.0% at June 30, 2016.
We believe that the allowance for loan losses as of December 31, 2016 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Real estate owned. REO decreased $308,000, to $5.6 million at December 31, 2016. The total balance of REO at December 31, 2016 included $2.7 million in land, construction and development projects (both residential and commercial), $1.0 million in commercial real estate, and $1.9 million in single-family homes.
Deferred income taxes. Deferred income taxes decreased $1.9 million, or 3.5%, to $52.3 million at December 31, 2016 from $54.2 million at June 30, 2016, primarily driven by the realization of net operating losses through increases in net income.
Goodwill. Goodwill increased $425,000, or 3.4% to $13.1 million at December 31, 2016 from $12.7 million at June 30, 2016 as a result of the acquisition of United Financial of North Carolina, Inc.
Other assets. Other assets increased $21.0 million to $25.8 million at December 31, 2016 from $4.8 million at June 30, 2016. The increase was driven by a $16.1 million transfer to an escrow account and $3.1 million in various other prepaid merger expenses in connection with the acquisition of TriSummit.
Deposits.  Deposits decreased $16.5 million, or 0.9%, to $1.8 billion at December 31, 2016. This decrease was primarily due to a managed run off of $44.9 million in higher cost certificates of deposit and brokered deposits partially offset by a net increase of $28.4 million in checking, savings, and money market accounts.
Borrowings.  Borrowings increased to $560.0 million at December 31, 2016 from $491.0 million at June 30, 2016. This increase was used to provide funds for the acquisition of TriSummit and partially fund the increase in total loans. All FHLB advances have maturities of less than 90 days with a weighted average interest rate of 0.53% at December 31, 2016.
Other liabilities. Other liabilities decreased $3.7 million, or 6.0% to $58.4 million at December 31, 2016 from $62.0 million at June 30, 2016, primarily due to a decrease in mortgage loan escrow balances.
Equity.  Stockholders' equity at December 31, 2016 increased to $367.8 million from $360.0 million at June 30, 2016. The increase was a primarily a result of $6.8 million in net income for the first six months of fiscal 2017 and $3.1 million representing the increased amortization of stock-based compensation driven by the recent increase in the Company's stock price. The increase was partially offset by a $2.3 million decrease in accumulated other comprehensive income during the six months ended December 31, 2016, representing unrealized losses on securities available for sale, net of tax. Tangible book value per share increased $0.45, or 2.4% to $19.50 as of December 31, 2016 compared to $19.05 at June 30, 2016.

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

	For the Three Months Ended December 31,
	2016			2015
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$1,910,134	$20,444	4.28%	$1,750,497	$19,964	4.56%
Deposits in other financial
institutions	178,119	478	1.07%	211,803	506	0.96%
Investment securities	188,023	862	1.83%	239,908	1,038	1.73%
Other(3)	245,035	852	1.39%	289,240	689	0.95%
Total interest-earning assets	2,521,311	22,636	3.59%	2,491,448	22,197	3.56%
Interest-bearing liabilities:
Interest-bearing checking accounts	405,340	172	0.17%	380,077	140	0.15%
Money market accounts	518,095	351	0.27%	494,933	257	0.21%
Savings accounts	210,223	70	0.13%	215,470	73	0.14%
Certificate accounts	408,314	448	0.44%	519,209	671	0.52%
Borrowings	546,353	607	0.44%	482,055	275	0.23%
Total interest-bearing liabilities	2,088,325	1,648	0.31%	2,091,744	1,416	0.27%
Net earning assets	$432,986			$399,704
Average interest-earning assets to
average interest-bearing liabilities	120.73%			119.11%
Tax-equivalent:
Net interest income		$20,988			$20,781
Interest rate spread			3.28%			3.29%
Net interest margin(4)			3.33%			3.34%
Non-tax-equivalent:
Net interest income		$20,415			$20,150
Interest rate spread			3.18%			3.19%
Net interest margin(4)			3.24%			3.24%
__________________
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $573,000 and $631,000 for the three months ended December 31, 2016 and 2015, respectively, calculated based on a federal tax rate of 34%.
(3) The average other assets consists of FRB stock, FHLB stock, and commercial paper. See Comparison of Results of Operation for the Three Months Ended December 31, 2016 for discussion of our leveraging strategy.
(4) Net interest income divided by average interest-earning assets.

	For the Six Months Ended December 31,
	2016			2015
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$1,879,110	$41,515	4.42%	$1,739,679	$40,245	4.63%
Deposits in other financial
institutions	184,918	974	1.05%	230,386	1,032	0.90%
Investment securities	192,456	1,742	1.81%	249,590	2,237	1.79%
Other(3)	267,878	1,786	1.33%	283,953	1,338	0.94%
Total interest-earning assets	2,524,362	46,017	3.65%	2,503,608	44,852	3.58%
Interest-bearing liabilities:
Interest-bearing checking accounts	404,581	345	0.17%	382,886	282	0.15%
Money market accounts	518,672	698	0.27%	488,567	502	0.21%
Savings accounts	210,201	140	0.13%	217,216	147	0.14%
Certificate accounts	419,552	957	0.46%	537,062	1,401	0.52%
Borrowings	540,121	1,162	0.43%	478,994	522	0.22%
Total interest-bearing liabilities	2,093,127	3,302	0.31%	2,104,725	2,854	0.27%
Net earning assets	$431,235			$398,883
Average interest-earning assets to
average interest-bearing liabilities	120.60%			118.95%
Tax-equivalent:
Net interest income		$42,715			$41,998
Interest rate spread			3.34%			3.31%
Net interest margin(4)			3.38%			3.35%
Non-tax-equivalent:
Net interest income		$41,552			$40,721
Interest rate spread			3.24%			3.21%
Net interest margin(4)			3.29%			3.25%
__________________
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $1,163,000 and $1,277,000 for the six months ended December 31, 2016 and 2015, respectively, calculated based on a federal tax rate of 34%.
(3) The average other assets consists of FRB stock, FHLB stock, and commercial paper. See Comparison of Results of Operation for the Six Months Ended December 31, 2016 for discussion of our leveraging strategy.
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

	Three Months Ended December 31, 2016
	Compared to
	Three Months Ended December 31, 2015
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$1,819	$(1,339)	$480
Deposits in other financial institutions	(80)	52	(28)
Investment securities	(225)	49	(176)
Other	(105)	268	163
Total interest-earning assets	$1,409	$(970)	$439
Interest-bearing liabilities:
Interest-bearing checking accounts	$9	$23	$32
Money market accounts	12	82	94
Savings accounts	(2)	(1)	(3)
Certificate accounts	(143)	(80)	(223)
Borrowings	37	295	332
Total interest-bearing liabilities	$(87)	$319	$232
Net increase in tax equivalent interest income	$1,496	$(1,289)	$207

	Six Months Ended December 31, 2016
	Compared to
	Six Months Ended December 31, 2015
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$3,226	$(1,956)	$1,270
Deposits in other financial institutions	(203)	145	(58)
Investment securities	(512)	17	(495)
Other	(76)	524	448
Total interest-earning assets	2,435	(1,270)	1,165
Interest-bearing liabilities:
Interest-bearing checking accounts	$16	$47	$63
Money market accounts	31	165	196
Savings accounts	(5)	(2)	(7)
Certificate accounts	(306)	(138)	(444)
Borrowings	66	574	640
Total interest-bearing liabilities	(198)	646	448
Net increase in tax equivalent interest income	$2,633	$(1,916)	$717
_____________
(1) Interest income used in the rate calculation includes the tax equivalent adjustment of $573,000 and $631,000 for the three months ended December 31, 2016 and 2015, respectively, calculated based on a federal tax rate of 34%. Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $1,163,000 and $1,277,000 for the six months ended December 31, 2016 and 2015, respectively, calculated based on a federal tax rate of 34%.

Comparison of Results of Operation for the Three Months Ended December 31, 2016 and 2015
General.  During the three months ended December 31, 2016, we had net income of $3.0 million, a $534,000 or 21.8% increase over the net income of $2.5 million for the three months ended December 31, 2015. The Company's basic and diluted earnings per share increased to $0.17 for the three months ended December 31, 2016 compared to $0.14 per share for the same period in fiscal 2016.
Net Interest Income. Net interest income increased $265,000, or 1.3% to $20.4 million for the quarter ended December 31, 2016 compared to $20.2 million for the corresponding period in 2015. The increase in net interest income of the quarter ended December 31, 2016 was driven by a $497,000, or 2.3% increase in interest income partially offset by a $232,000, or 16.4% increase in interest expense.
The average balance of interest-earning assets for the quarter ended December 31, 2016 was $2.5 billion and was consistent with the comparable quarter in the previous year. Net interest margin (on a fully taxable-equivalent basis) for the three months ended December 31, 2016 decreased one basis point to 3.33% from 3.34% for the same period last year. Our leveraging strategy produced an additional $908,000 in interest income during the three months ended December 31, 2016, at an average yield of 1.07%, while the average cost of the borrowings was 0.44%, resulting in approximately $530,000 in net interest income during the period. During the same three-month period in the prior fiscal year, our leveraging strategy produced an additional $749,000 in interest income, at an average yield of 0.74%, while the average cost of borrowings was 0.23%, resulting in approximately $520,000 in net interest income. Excluding the effects of the leveraging strategy, the net interest margin would be 3.75% and 3.88% for the three months ended December 31, 2016 and 2015, respectively.
The $497,000 increase in interest income for the three months ended December 31, 2016 as compared to the same period prior year, was primarily driven by a $538,000, or 2.8% increase in loan interest income, an $88,000, or 10.3% increase in interest from certificates of deposit and other interest-bearing deposits, and a $47,000, or 13.7% increase in other investment income. The additional loan interest income was primarily due to the $159.6 million, or 9.1% increase in the average balance of loans receivable as a result organic loan growth and the purchase of HELOCs, which was mainly funded and offset by the cumulative decrease of $129.8 million, or 17.5% in average interest-earning deposits with banks, investment securities available for sale, and other interest-earning assets. Partially offsetting the increase in loan interest income was a $135,000, or 14.9% decrease in the accretion of purchase discounts on acquired loans to $774,000 for the quarter ended December 31, 2016 from $909,000 for the same quarter in 2015. Accretable income on acquired loans stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on the PCI loan pools and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter. The amortization of purchase accounting discounts on loans increased the net interest margin (on a fully taxable-equivalent basis) by 12 basis points for the quarter ended December 31, 2016 compared to a 15 basis points impact in the corresponding quarter in 2015. Overall, average loan yields decreased 28 basis points to 4.28% for the quarter ended December 31, 2016 from 4.56% in corresponding quarter in 2015. The decline compared to a year earlier primarily reflects lower average yields on loans recently originated and the refinancing of higher yielding loans as the relatively low interest rate environment continues. Partially offsetting the increases in interest income was a $176,000, or 17.0% decrease in interest income from investment securities as a result of the average balance of securities available for sale decreasing $51.9 million, or 21.6% compared to the same quarter in fiscal 2016.
Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans' contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. As of December 31, 2016, our loans with interest rate floors totaled approximately $569.9 million and had a weighted average floor rate of 3.97% of which $180.9 million, or 31.7%, had yields that would begin floating again once prime rates increase at least 200 basis points.
Total interest expense increased $232,000, or 16.4% for the quarter ended December 31, 2016 compared to the same period last year. This increase was primarily related to average borrowings, consisting of short-term FHLB advances, increasing by $64.3 million to $546.4 million due to funding for loan growth, as well as a 21 basis point increase in the average cost of borrowings during the quarter as compared to the same quarter last year primarily reflecting the increases in the federal funds rate over the last year. This increase was partially offset by a $67.7 million decrease in the average balance of interest-bearing deposits, primarily due to a $110.9 million decrease in average certificates of deposit to $408.3 million for the three months ended December 31, 2016, as compared to $519.2 million for the same period in fiscal 2016 due to our managed run off of higher rate certificates of deposit. The overall average cost of funds increased four basis points for the current quarter as compared to the same quarter last year due primarily to the increased cost of our borrowings.
Provision for Loan Losses. During both the three months ended December 31, 2016 and 2015, there was no provision for loan losses, reflecting continued improvements in our asset quality, which offset the allowance needed for loan growth and changes in the mix of loans. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. Net loan recoveries were $35,000 for the three months ended December 31, 2016 compared to net charge-offs of $135,000 for the same period last year. Net recoveries as a percentage of average loans decreased to (0.01)% for the three months ended December 31, 2016 from 0.03% for the same period last fiscal year.
See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $762,000, or 25.4%, to $3.8 million for the three months ended December 31, 2016 from $3.0 million in the comparative quarter of 2015, primarily due to a $347,000, or 58.8%, increase in mortgage banking income and fees from increases in brokered loan originations, reflecting our expansion into newer market areas and the continued low interest rate environment.

Noninterest Expense.  Noninterest expense for the quarter ended December 31, 2016 increased $464,000, or 2.3%, to $20.3 million compared to $19.8 million for the quarter ended December 31, 2015. Salaries and employee benefits expenses increased $964,000, or 8.9% primarily as a result of the previously mentioned increase in stock-based compensation expense. As a result of management's continued focus on reducing operating expenses and the consolidation of six branches during second quarter of fiscal 2016, there was a cumulative decrease of $599,000, or 16.4% in net occupancy expense; marketing and advertising; and telephone, postage, and supplies, which was partially offset by a $242,000, or 17.2% increase in computer services as a result of updating branch operations hardware and additional consulting services. In addition, deposit insurance premiums decreased $320,000, or 61.2% due to a decline in the assessment rates charged by the FDIC that occurred during the first quarter of fiscal 2017. Net REO-related expenses increased $231,000 primarily as a result of $180,000 and $51,000 increase in net losses on the sale of REO properties and REO expenses, respectively.
Income Taxes.  The Company's income tax expense was $893,000 for the three months ended December 31, 2016, an increase of $29,000 compared to $864,000 income tax expense for the three months ended December 31, 2015 as a result of additional pretax income. The Company's effective income tax rate for the quarter ended December 31, 2016 was 23.0% compared to 26.1% for the quarter ended December 31, 2015.
Comparison of Results of Operation for the Six Months Ended December 31, 2016 and 2015
General.  During the six months ended December 31, 2016, we had net income of $6.8 million, a $1.8 million, or 35.8% increase as compared to net income of $5.0 million for the six months ended December 31, 2015. On a basic and diluted per share basis, the Company earned $0.39 per share for the six months of fiscal year 2017, compared to $0.28 per share in fiscal 2016. Earnings before merger-related expenses, certain state income tax expenses, and gain from the sale of premises and equipment were $7.3 million, or $0.42 per share for the first six months of fiscal year 2017, compared to $5.5 million, or $0.31 per share for the same period in the previous year.
Net Interest Income. Net interest income increased $831,000, or 2.0% to $41.6 million for the six months December 31, 2016 compared to $40.7 million for the six months ended December 31, 2015. This increase in net interest income was driven by a $1.3 million, or 2.9% increase in interest income partially offset by a $448,000, or 15.7% increase in interest expense.
The average balance of interest-earning assets for the six months ended December 31, 2016 was $2.5 billion and was consistent with the comparable period in the previous year. Net interest margin (on a fully taxable-equivalent basis) for the six months ended December 31, 2016 increased three basis point to 3.38% from 3.35% for the same period last year. Our leveraging strategy produced an additional $1.9 million in interest income during the six months ended December 31, 2016, at an average yield of 1.04%, while the average cost of the borrowings was 0.43%, resulting in approximately $1.1 million in net interest income during the period. During the corresponding period in the prior fiscal year, our leveraging strategy produced an additional $1.4 million in interest income, at an average yield of 0.67%, while the average cost of borrowings was 0.22%, resulting in approximately $952,000 in net interest income. Excluding the effects of the leveraging strategy, the net interest margin would be 3.86% and 3.95% for the six months ended December 31, 2016 and 2015, respectively.
The increase in interest income for the six months ended December 31, 2016 as compared to the same period prior year, was primarily driven by a $1.4 million, or 3.6% increase in loan interest income and a $301,000, or 17.9% increase in interest from certificates of deposit and other interest-bearing deposits that were partially offset by $495,000, or 22.1% decrease in interest from securities available for sale. The additional loan interest income was due to the $139.4 million, or 8.0% increase in the average balance of loans receivable, which was mainly funded by the cumulative decrease of $118.7 million, or 15.5% in average interest-earning deposits with banks, investment securities available for sale, and other interest-earning assets. Also impacting interest income was an increase of $341,000 in the accretion of purchase discounts on acquired loans to $2.6 million for the six months ended December 31, 2016 from $2.3 million for the same period in 2015 as a result of early prepayments. The amortization of purchase accounting discounts on loans increased the net interest margin (on a fully taxable-equivalent basis) by 20 basis points for the six months ended December 31, 2016 compared to a 18 basis points impact in the corresponding period in 2015. Average loan yields decreased 21 basis points to 4.42% for the six months ended December 31, 2016 from 4.63% in corresponding period in the prior year.
Total interest expense increased $448,000, or 15.7% for the six months ended December 31, 2016 compared to the same period last year. This increase was primarily related to average borrowings increasing by $61.1 million to $540.1 million due to funding for loan growth, as well as a 21 basis point increase in the average cost of borrowings during the six-month period as compared to the same period last year. This increase was partially offset by a $72.7 million decrease in the average balance of interest-bearing deposits, primarily due to a $117.5 million decrease in average certificates of deposit to $419.6 million for the six months ended December 31, 2016, as compared to $537.1 million for the same period in 2015. The overall average cost of funds increased four basis points due primarily to the impact of the increases in the federal funds rate on our borrowings over the last year.
Provision for Loan Losses.  There was no provision for loan losses during the six months ended December 31, 2016 or 2015 as improved credit quality measures have been sufficient to cover reserves needed for loan growth and for changes in the mix of loans. Net charge-offs for the six months ended December 31, 2016 decreased to $306,000 from $397,000 for the same period in 2015. Net charge-offs as a percentage of average loans decreased slightly to 0.03% for the six months ended December 31, 2016 from 0.05% for the same period last fiscal year.
See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $1.5 million, or 23.1%, to $7.8 million for the six months ended December 31, 2016 from $6.4 million for the six months ended December 31, 2015. The increase was primarily the result of higher mortgage banking income and fees and the gain on the sale of premises and equipment. Mortgage banking income and fees increased $596,000, or 45.2%, as a result of an increase in loan sales due to higher originations of loans held for sale for the six months ended December 31, 2016 as compared to the same period last year. The $385,000 gain on the sale of premises and equipment was a result of the sale of a previously closed branch office building during the first quarter of fiscal 2017.

Noninterest Expense.  Noninterest expense for the six months ended December 31, 2016 decreased $405,000, or 1.0%, to $39.3 million compared to $39.7 million for the six months ended December 31, 2015. The increase in salaries and employee benefits expenses of $798,000, or 3.7% was driven primarily by the increase in stock-based compensation expense, and was more than offset by the cumulative decrease of $984,000, or 9.6% in net occupancy expense; marketing and advertising; telephone, postage, and supplies; and computer services. As discussed above, the lower assessment rates charged by the FDIC led to a $567,000, or 54.1% decrease in deposit insurance premiums for the six months ended December 31, 2016 compared to the same period in 2015. Merger-related expenses related to our TriSummit merger were $334,000 for the six months ended December 31, 2016 as compared to none during the same period in 2015. After the January 1, 2017 acquisition date, we expect these merger-related expenses to increase to approximately $7.6 million during the third quarter of fiscal 2017. REO-related expenses increased $171,000 as a result of $331,000 increase in net losses on the sale of REO properties, which was partially offset by a $160,000 decrease in REO expenses from the decrease in the number of REO properties held.
Income Taxes.  For the six months ended December 31, 2016, the Company's income tax expense was $3.3 million, an increase of $912,000, or 37.9% compared to $2.4 million for the six months ended December 31, 2015. The increase was a result of higher pretax income for the six months ended December 31, 2016 over the comparative period in prior year. In addition, the Company had a $490,000 and a $526,000 charge during the six months ended December 31, 2016 and 2015, respectively, related to the decrease in value of our deferred tax assets based on recent decreases in North Carolina's corporate tax rate. The rate was reduced to 4.0% in August 2015 and to 3.0% in August 2016 once certain state revenue triggers were achieved. The Company's effective income tax rate for the six months ended December 31, 2016 was 32.8% compared to 32.4% for the six months ended December 31, 2015.
Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2016, the Bank had an additional borrowing capacity of $9.6 million with the FHLB of Atlanta, a $249.8 million line of credit with the FRB and three lines of credit with three unaffiliated banks totaling $60.0 million. At December 31, 2016, we had $558.0 million in FHLB advances outstanding, $2.0 million in FRB borrowings, and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At December 31, 2016 brokered deposits totaled $9.1 million, or 0.5% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities and commercial paper. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. The Company's primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2016, the Company (on an unconsolidated basis) had liquid assets of $13.0 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2016, the total approved loan commitments and unused lines of credit outstanding amounted to $175.7 million and $347.7 million, respectively, as compared to $164.8 million and $340.4 million, respectively, as of June 30, 2016. Certificates of deposit scheduled to mature in one year or less at December 31, 2016, totaled $292.0 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During the first six months of fiscal 2017, cash and cash equivalents decreased $7.4 million, or 14.2%, from $52.6 million as of June 30, 2016 to $45.1 million as of December 31, 2016. Cash provided by financing and operating activities was $52.5 million and $2.8 million, respectively; while cash used in investing activities was $62.7 million. Primary sources of cash for the six months ended December 31, 2016 included $17.8 million in proceeds from the maturities of securities available for sale, a net decrease in commercial paper of $50.9 million, $11.4 million in maturities of certificates of deposits in other banks, net of purchases, $13.1 million in principal repayments from mortgage-backed securities, and a $69.0 million increase in borrowings. Primary uses of cash during the period included a $16.5 million decrease in deposits, an increase in loans of $121.2 million, $15.1 million in purchases of available for sale securities, and $16.1 million in acquisition costs related to the TriSummit merger. All sources and uses of cash reflect our cash management strategy to increase our number of higher yielding investments and loans by increasing lower costing borrowings and reducing our holdings in lower yielding investments.

Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the six months ended December 31, 2016, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at December 31, 2016, is as follows (in thousands):

Commitments to make loans	$175,662
Unused lines of credit	347,718
Total loan commitments	$523,380
Capital Resources
At December 31, 2016, stockholder's equity totaled $367.8 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.
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
At December 31, 2016, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at December 31, 2016 under applicable regulatory requirements.

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.

As of December 31, 2016
Common Equity Tier I Capital to Risk-Weighted Assets	$331,834	14.87%	$100,413	4.50%	$145,041	6.50%
Tier I Capital (to Total Adjusted Assets)	$331,834	12.17%	$109,093	4.00%	$136,367	5.00%
Tier I Capital (to Risk-weighted Assets)	$331,834	14.87%	$133,884	6.00%	$178,512	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$353,275	15.83%	$178,512	8.00%	$223,140	10.00%

As of June 30, 2016
Common Equity Tier I Capital to Risk-Weighted Assets	$317,258	14.39%	$99,197	4.50%	$143,285	6.50%
Tier I Capital (to Total Adjusted Assets)	$317,258	11.78%	$107,687	4.00%	$134,609	5.00%
Tier I Capital (to Risk-weighted Assets)	$317,258	14.39%	$132,263	6.00%	$176,350	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$339,005	15.38%	$176,350	8.00%	$220,438	10.00%

HomeTrust Bank:

As of December 31, 2016
Common Equity Tier I Capital to Risk-Weighted Assets	$280,861	12.75%	$99,134	4.50%	$143,194	6.50%
Tier I Capital (to Total Adjusted Assets)	$280,861	10.38%	$108,222	4.00%	$135,277	5.00%
Tier I Capital (to Risk-weighted Assets)	$280,861	12.75%	$132,179	6.00%	$176,238	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$302,116	13.71%	$176,238	8.00%	$220,298	10.00%

As of June 30, 2016
Common Equity Tier I Capital to Risk-Weighted Assets	$280,598	12.80%	$98,634	4.50%	$142,471	6.50%
Tier I Capital (to Total Adjusted Assets)	$280,598	10.50%	$106,852	4.00%	$133,565	5.00%
Tier I Capital (to Risk-weighted Assets)	$280,598	12.80%	$131,512	6.00%	$175,349	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$302,271	13.79%	$175,349	8.00%	$219,187	10.00%
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
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2016, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of December 31, 2016, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings
The "Litigation" section of Note 9 to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The table below sets forth information regarding HomeTrust Bancshares' common stock repurchases during the three months ended December 31, 2016.

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1 - October 31, 2016	—	$—	—	443,155
November 1 - November 30, 2016	—	—	—	443,155
December 1 - December 31, 2016	—	—	—	443,155
Total	—	$—	—	443,155
On December 15, 2015 the Company announced that its Board of Directors had authorized the repurchase of up to 922,855 shares of the Company's common stock, representing 5% of the Company's outstanding shares at the time of the announcement. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of December 31, 2016, 479,700 of the shares approved on December 15, 2015 were purchased at an average price of $18.00.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: February 9, 2017	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: February 9, 2017	By:	/s/ Tony J. VunCannon
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
(m)
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	(b)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(e)
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon and Howard L. Sellinger	(b)
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(f)
10.5	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(b)
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	(b)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(b)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(b)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(b)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(b)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(b)
10.7E	SERP Joinder Agreement for Stan Allen	(b)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(b)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(b)
10.7H	SERP Joinder Agreement for William T. Flynt	(b)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(g)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(b)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(b)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(b)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(b)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(b)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(b)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(b)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(b)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(b)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(b)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(b)
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(n)
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(h)
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(i)

10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(i)
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(i)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(i)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(i)
10.19	Fully Restated Employment Agreement between HomeTrust Bank and Anderson L. Smith	(j)
10.20	Amended and Restated Jefferson Federal Bank Supplemental Executive Retirement Plan	(k)
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(l)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(l)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(l)
10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(l)
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(l)
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(l)
10.27	Offer Letter between HomeTrust Bank and Keith J. Houghton	(n)
10.28	Form of Relocation Repayment Agreement between HomeTrust Bank and Keith J. Houghton	(n)
10.29	Form of Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and each of Keith J. Houghton, R. Parrish Little, and Teresa White	(o)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101

(a)	Attached as Appendix A to the proxy statement/prospectus filed by HomeTrust Bancshares on November 2, 2016 pursuant to Rule 424(b) of the Securities Act of 1933.

(b)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(c)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(d)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2014 (File No. 001-35593).

(e)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).

(f)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).

(g)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(h)	Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(i)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(j)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).

(k)	Filed as an exhibit to Jefferson Bancshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(l)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(m)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on August 31, 2015 (File No. 001-35593)

(n)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).

(o)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2016 (File No. 001-35593)