Form 10-Q
period 2017-03-31
HomeTrust Bancshares, Inc.
filed 2017-05-10
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	(Do not check if a smaller reporting company)	Accelerated filer [X]

Non-accelerated filer [ ]		Smaller reporting company [ ]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]
APPLICABLE ONLY TO CORPORATE ISSUERS
There were 18,947,176 shares of common stock, par value of $.01 per share, issued and outstanding as of May 5, 2017.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	March 31, 2017	June 30, 2016
Assets
Cash	$36,978	$29,947
Interest-bearing deposits	43,296	22,649
Cash and cash equivalents	80,274	52,596
Commercial paper	169,918	229,859
Certificates of deposit in other banks	138,646	161,512
Securities available for sale, at fair value	211,347	200,652
Other investments, at cost	35,269	29,486
Loans held for sale	4,328	5,783
Total loans, net of deferred loan fees	2,281,685	1,832,831
Allowance for loan losses	(21,097)	(21,292)
Net loans	2,260,588	1,811,539
Premises and equipment, net	64,172	54,231
Accrued interest receivable	8,849	7,405
Real estate owned ("REO")	6,279	5,956
Deferred income taxes	59,661	54,153
Bank owned life insurance	85,371	79,858
Goodwill	25,638	12,673
Core deposit intangibles	7,931	7,136
Other assets	7,175	4,838
Total Assets	$3,165,446	$2,717,677
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,084,759	$1,802,696
Borrowings	626,000	491,000
Capital lease obligations	1,942	1,958
Other liabilities	61,999	62,047
Total liabilities	2,774,700	2,357,701
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 18,947,176 shares issued and outstanding at March 31, 2017; 17,998,750 at June 30, 2016	189	180
Additional paid in capital	211,731	186,104
Retained earnings	186,894	179,813
Unearned Employee Stock Ownership Plan ("ESOP") shares	(8,067)	(8,464)
Accumulated other comprehensive income (loss)	(1)	2,343
Total stockholders' equity	390,746	359,976
Total Liabilities and Stockholders' Equity	$3,165,446	$2,717,677
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Interest and Dividend Income
Loans	$24,747	$19,440	$65,098	$58,408
Securities available for sale	1,243	986	2,986	3,223
Certificates of deposit and other interest-bearing deposits	868	1,010	2,850	2,691
Other investments	433	361	1,211	1,050
Total interest and dividend income	27,291	21,797	72,145	65,372
Interest Expense
Deposits	1,215	1,090	3,355	3,422
Other borrowings	1,004	487	2,166	1,009
Total interest expense	2,219	1,577	5,521	4,431
Net Interest Income	25,072	20,220	66,624	60,941
Provision for Loan Losses	—	—	—	—
Net Interest Income after Provision for Loan Losses	25,072	20,220	66,624	60,941
Noninterest Income
Service charges on deposit accounts	1,718	1,614	5,180	4,931
Mortgage banking income and fees	781	690	2,694	2,008
Gain from sale of premises and equipment	—	10	385	10
Other, net	1,039	1,070	3,123	2,809
Total noninterest income	3,538	3,384	11,382	9,758
Noninterest Expense
Salaries and employee benefits	12,191	10,255	34,721	31,987
Net occupancy expense	2,463	2,234	6,538	6,799
Marketing and advertising	374	528	1,263	1,512
Telephone, postage, and supplies	728	859	1,914	2,531
Deposit insurance premiums	404	459	885	1,507
Computer services	1,721	1,418	4,796	4,408
Loss (gain) on sale and impairment of REO	(181)	172	288	310
REO expense	447	305	969	987
Core deposit intangible amortization	797	710	2,065	2,227
Merger-related expenses	7,401	—	7,736	—
Other	2,316	2,433	6,758	6,782
Total noninterest expense	28,661	19,373	67,933	59,050
Income (Loss) Before Income Taxes	(51)	4,231	10,073	11,649
Income Tax Expense (Benefit)	(325)	1,090	2,992	3,495
Net Income	$274	$3,141	$7,081	$8,154
Per Share Data:
Net income per common share:
Basic	$0.01	$0.18	$0.40	$0.46
Diluted	$0.01	$0.18	$0.40	$0.46
Average shares outstanding:
Basic	17,808,920	17,183,894	17,194,466	17,581,833
Diluted	18,484,285	17,369,871	17,829,580	17,762,375
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net Income	$274	$3,141	$7,081	$8,154
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	(11)	1,959	(3,552)	1,596
Deferred income tax benefit (expense)	4	(666)	1,208	(543)
Total other comprehensive income (loss)	$(7)	$1,293	$(2,344)	$1,053
Comprehensive Income	$267	$4,434	$4,737	$9,207
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2015	19,488,449	$195	$210,621	$168,357	$(8,993)	$870	$371,050
Net income	—	—	—	8,154	—	—	8,154
Stock repurchased	(1,316,194)	(13)	(24,181)	—	—	—	(24,194)
Forfeited restricted stock	(2,250)	—	—	—	—	—	—
Retired stock	(12,855)	—	(223)	—	—	—	(223)
Granted restricted stock	34,500	—	—	—	—	—	—
Exercised stock options	2,200	—	32	—	—	—	32
Stock option expense	—	—	1,182	—	—	—	1,182
Restricted stock expense	—	—	1,052	—	—	—	1,052
ESOP shares allocated	—	—	340	—	397	—	737
Other comprehensive income	—	—	—	—	—	1,053	1,053
Balance at March 31, 2016	18,193,850	$182	$188,823	$176,511	$(8,596)	$1,923	$358,843

Balance at June 30, 2016	17,998,750	$180	$186,104	$179,813	$(8,464)	$2,343	$359,976
Net income	—	—	—	7,081	—	—	7,081
Forfeited restricted stock	(1,000)	—	—	—	—	—	—
Retired stock	(22,794)	—	(569)	—	—	—	(569)
Shares issued for TriSummit Bancorp, Inc. merger	765,277	7	20,036	—	—	—	20,043
Granted restricted stock	47,500	—	—	—	—	—	—
Exercised stock options	159,443	2	2,452	—	—	—	2,454
Stock option expense	—	—	2,075	—	—	—	2,075
Restricted stock expense	—	—	1,169	—	—	—	1,169
ESOP shares allocated	—	—	464	—	397	—	861
Other comprehensive loss	—	—	—	—	—	(2,344)	(2,344)
Balance at March 31, 2017	18,947,176	$189	$211,731	$186,894	$(8,067)	$(1)	$390,746
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended March 31,
	2017	2016
Operating Activities:
Net income	$7,081	$8,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,741	3,038
Deferred income tax expense	2,814	3,264
Net amortization and accretion	(5,241)	(3,317)
Gain from sale of premises and equipment	(385)	(10)
Loss on sale and impairment of REO	288	310
Gain on sale of loans held for sale	(1,999)	(1,087)
Origination of loans held for sale	(103,923)	(59,394)
Proceeds from sales of loans held for sale	107,377	63,818
Increase in deferred loan fees, net	(965)	(299)
Decrease (increase) in accrued interest receivable and other assets	(2,433)	7,633
Amortization of core deposit intangibles	2,065	2,227
Earnings from bank owned life insurance	(1,751)	(1,464)
ESOP compensation expense	861	737
Restricted stock and stock option expense	3,244	2,234
Decrease in other liabilities	(948)	(2,943)
Net cash provided by operating activities	8,826	22,901
Investing Activities:
Purchase of securities available for sale	(15,091)	(31,099)
Proceeds from maturities of securities available for sale	23,645	52,260
Proceeds from sale of securities available for sale	16,341	—
Net maturities of commercial paper	61,362	(19,726)
Purchase of certificates of deposit in other banks	(31,431)	(26,782)
Maturities of certificates of deposit in other banks	54,547	78,644
Principal repayments of mortgage-backed securities	18,287	18,276
Net purchases of other investments	(3,169)	(1,452)
Net increase in loans	(187,031)	(127,886)
Purchase of premises and equipment	(2,270)	(1,499)
Capital improvements to REO	(11)	—
Proceeds from sale of premises and equipment	395	69
Proceeds from sale of REO	2,834	1,860
Acquisition of United Financial of North Carolina Inc.	(200)	—
Acquisition of TriSummit Bancorp, Inc., net of cash paid	(10,585)	—
Net cash used in investing activities	(72,377)	(57,335)
Financing Activities:
Net increase (decrease) in deposits	1,829	(40,147)
Net increase in other borrowings	87,531	32,000
Common stock repurchased	—	(24,194)
Retired stock	(569)	(223)
Exercised stock options	2,454	32
Decrease in capital lease obligations	(16)	(16)
Net cash provided by (used in) financing activities	91,229	(32,548)
Net Increase (Decrease) in Cash and Cash Equivalents	27,678	(66,982)
Cash and Cash Equivalents at Beginning of Period	52,596	116,160
Cash and Cash Equivalents at End of Period	$80,274	$49,178

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
Supplemental Disclosures:	Nine Months Ended March 31,
	2017	2016
Cash paid during the period for:
Interest	$6,216	$4,771
Income taxes	203	350
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	(2,344)	1,053
Transfers of loans to REO	1,923	1,846
Payable related to the acquisition of United Financial Inc. of North Carolina	225	—
Business Combinations:
Assets acquired	364,504	—
Liabilities assumed	328,378	—
Net assets acquired	36,126	—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2016 ("2016 Form 10-K") filed with the SEC on September 13, 2016. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2017.
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
In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”, which defers the effective date of Accounting Standard Update ("ASU") No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. ASU No. 2015-14 is effective for interim and annual periods beginning after December 15, 2017; early adoption is permitted for interim and annual periods beginning after December 15, 2016. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. With respect to noninterest income, the Company is in its preliminary stages of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance. The Company is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments. To date, the Company has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2018 implementation date.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (ASC 842)." The guidance in this ASU requires most leases to be recognized on the balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. This ASU is effective for interim and annual periods beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements and the timing of adoption. The Company will compile an inventory of all leased assets to determine the impact of ASU 2016-02 on its financial condition and results of operations. Once adopted, we expect to report higher assets and liabilities on our Consolidated Balance Sheets as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in our Consolidated Balance Sheets. We do not expect the guidance to have a material impact on the Consolidated Statements of Income or the Consolidated Statements of Changes in Stockholders' Equity.
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
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of identifying required changes to the loan loss estimation models and processes and evaluating the impact of this new guidance. Once adopted, we expect our allowance for loan losses to increase, however, until our evaluation is complete the magnitude of the increase will be unknown.
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
In January 2017, FASB issued ASU 2017-03, "Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323)." The ASU amends the Codification for SEC staff announcements made at recent Emerging Issues Task Force (EITF)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

meetings. The SEC guidance that specifically relates to our Consolidated Financial Statements was from the September 2016 meeting, where the SEC staff expressed their expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance as well as any amendments issued prior to adoption, on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13) in accordance with SAB Topic 11.M. Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered. The ASU incorporates these SEC staff views into ASC 250 and adds references to that guidance in the transition paragraphs of each of the three new standards. The Company has adopted the amendments in this ASU and appropriate disclosures have been included in this Note for each recently issued accounting standard.
In January 2017, FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The ASU removes the requirement to compare the implied fair value of goodwill with its carrying value as required in Step 2 of the goodwill impairment test. Under the ASU, registrants would perform their goodwill impairment test and recognize an impairment charge for any amount the carrying value exceeds the reporting unit's fair value, but limited by the amount of goodwill allocated to that reporting unit. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities after January 1, 2017. The Company did early adopt this ASU and adoption did not have a material effect on the Company's Consolidated Financial Statements.
In March 2017, FASB issued ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The ASU requires entities to amortize the premium on certain purchased callable debt securities to the earliest call date, which more closely aligns the amortization period of premiums and discounts to expectations incorporated in the market prices. Entities will no longer recognize a loss in earnings upon the debtor's exercise of a call on a purchased debt security held at a premium. The ASU does not require any accounting change for debt securities held at a discount, therefore the discount will continue to be amortized as an adjustment of yield over the contractual life of the investment. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted for all entities. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

The total consideration paid by the Bank in the United Financial acquisition approximates $425. Per the merger agreement, a cash payment of $200 was paid on the acquisition date with an additional $225 due in the third quarter of fiscal 2018; all of which was allocated to goodwill.

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

Pursuant to the Merger Agreement, each share of the common stock of TriSummit and each share of Series A Preferred Stock of TriSummit issued and outstanding immediately prior to the Merger (on an as converted basis to a share of TriSummit common stock) was converted into the right to receive $4.40 in cash and .2099 shares of HomeTrust common stock, with cash paid in lieu of fractional share interests. At the Merger date, 50% of outstanding options granted by TriSummit were canceled. The remaining options were assumed by HomeTrust and converted into options to purchase 86,185 shares of HomeTrust Common Stock. In addition, TriSummit’s $7,222 Series B, Series C and Series D TARP preferred stock (all held by private shareholders) was redeemed in connection with the closing of the merger.
The total consideration paid by HomeTrust in the TriSummit Merger approximates $36,126. The total number of HomeTrust shares issued was 765,277 shares. HomeTrust paid aggregate cash consideration of approximately $16,083.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the consideration paid by the Company in the acquisition of TriSummit and the assets acquired and liabilities assumed as of January 1, 2017:

	As Recorded by TriSummit	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid:
Cash paid including cash in lieu of fractional shares			$16,083
Fair value of HomeTrust common stock at $25.90 per share			20,043
Total consideration			$36,126
Assets:
Cash and cash equivalents	$5,498	$—	$5,498
Certificates of deposit in other banks	250	—	250
Investment securities	58,728	(203)	58,525
Other investments, at cost	2,614	—	2,614
Loans, net	261,926	(3,867)	258,059
Premises and equipment, net	12,841	(2,419)	10,422
REO	1,633	(122)	1,511
Deferred income tax	2,653	4,462	7,115
Bank owned life insurance	3,762	—	3,762
Core deposit intangibles	1,285	1,575	2,860
Other assets	1,453	(105)	1,348
Total assets acquired	$352,643	$(679)	$351,964

Liabilities:
Deposits	$279,647	$587	280,234
Borrowings	47,453	16	47,469
Other liabilities	675	—	675
Total liabilities assumed	$327,775	$603	$328,378
Net identifiable assets acquired over liabilities assumed	$24,868	$(1,282)	$23,586
Goodwill			$12,540
The carrying amount of acquired loans from TriSummit as of January1, 2017 consisted of purchased performing loans and Purchase Credit Impaired ("PCI") loans as detailed in the following table:

	Purchased Performing	PCI	Total Loans
Retail Consumer Loans:
One-to-four family	$75,179	$3,753	$78,932
HELOCs	6,479	2	6,481
Construction and land/lots	15,591	—	15,591
Consumer	1,686	17	1,703
Commercial:
Commercial real estate	107,880	3,494	111,374
Construction and development	15,253	142	15,395
Commercial and industrial	28,295	288	28,583
Total	$250,363	$7,696	$258,059

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the performing loans receivable purchased from TriSummit at January 1, 2017, the acquisition date:

Contractually required principal payments receivable	$255,852
Adjustment for credit, interest rate, and liquidity	5,489
Balance of purchased loans receivable	$250,363
The following table presents the PCI loans acquired from TriSummit at January 1, 2017, the acquisition date:

Contractually required principal and interest payments receivable	$11,474
Amounts not expected to be collected - nonaccretable difference	2,490
Estimated payments expected to be received	8,984
Accretable yield	1,288
Fair value of PCI loans	$7,696
The following table discloses the impact of the acquisition of TriSummit since the effective date of January 1, 2017 through March 31, 2017. In addition, the table presents certain pro forma information as if TriSummit had been acquired on July 1, 2015. Although, this pro forma information combines the historical results from each company, it is not indicative of what would have occurred had the acquisition taken place on the assumed date. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity while significant one-time merger-related expenses are not included. Furthermore, any projected cost savings or other anticipated benefits of the merger were not included.

	Actual	Pro Forma	Pro Forma
	Nine Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2017	March 31, 2017	March 31, 2016
Total revenues*	$78,006	$78,817	$81,187
Net income	7,081	12,097	9,991
* Net interest income plus noninterest income

4.	Securities Available for Sale
Securities available for sale consist of the following at the dates indicated:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$69,427	$154	$(356)	$69,225
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	98,595	337	(379)	98,553
Municipal Bonds	36,971	395	(83)	37,283
Corporate Bonds	6,292	111	(180)	6,223
Equity Securities	63	—	—	63
Total	$211,348	$997	$(998)	$211,347

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$77,356	$624	$—	$77,980
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	95,668	1,824	(84)	97,408
Municipal Bonds	16,242	992	—	17,234
Corporate Bonds	7,773	194	—	7,967
Equity Securities	63	—	—	63
Total	$197,102	$3,634	$(84)	$200,652

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

	March 31, 2017
	Amortized Cost	Estimated Fair Value
Due within one year	$1,433	$1,433
Due after one year through five years	78,560	78,446
Due after five years through ten years	21,747	21,858
Due after ten years	10,950	10,994
Mortgage-backed securities	98,595	98,553
Total	$211,285	$211,284
Proceeds from sales of securities available for sale were $16,341 for both the three and nine months ended March 31, 2017. The Company had no sales of securities available for sale during the three and nine months ended March 31, 2016. There were no gross realized gains or losses for the three and nine months ended March 31, 2017 and 2016, respectively.

Securities available for sale with costs totaling $162,016 and $151,359 with market values of $162,358 and $154,132 at March 31, 2017 and June 30, 2016, respectively, were pledged as collateral to secure various public deposits and other borrowings.
The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2017 and June 30, 2016 were as follows:

	March 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$59,086	$(356)	$—	$—	$59,086	$(356)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	49,712	(320)	3,855	(59)	53,567	(379)
Municipal Bonds	6,497	(83)	—	—	6,497	(83)
Corporate Bonds	3,663	(180)	—	—	3,663	(180)
Total	$118,958	$(939)	$3,855	$(59)	$122,813	$(998)

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	$1,970	$(20)	$6,040	$(64)	$8,010	$(84)
Total	$1,970	$(20)	$6,040	$(64)	$8,010	$(84)
The total number of securities with unrealized losses at March 31, 2017, and June 30, 2016 were 147 and 44, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the three and nine months ended March 31, 2017 or the year ended June 30, 2016.
As a requirement for membership, the Bank invests in stock of the FHLB of Atlanta and the Federal Reserve Bank of Richmond ("FRB"). No ready market exists for this stock and the carrying value approximates its fair value based on the redemption provisions of the FHLB of Atlanta and the FRB.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

5.	Loans
Loans consist of the following at the dates indicated:

	March 31, 2017	June 30, 2016
Retail consumer loans:
One-to-four family	$683,383	$623,701
HELOCs - originated	160,083	163,293
HELOCs - purchased	160,829	144,377
Construction and land/lots	46,856	38,102
Indirect auto finance	132,959	108,478
Consumer	7,729	4,635
Total retail consumer loans	1,191,839	1,082,586
Commercial loans:
Commercial real estate	706,277	486,561
Construction and development	177,087	86,840
Commercial and industrial	105,299	73,289
Municipal leases	101,776	103,183
Total commercial loans	1,090,439	749,873
Total loans	2,282,278	1,832,459
Deferred loan costs (fees), net	(593)	372
Total loans, net of deferred loan fees	2,281,685	1,832,831
Allowance for loan losses	(21,097)	(21,292)
Loans, net	$2,260,588	$1,811,539
All qualifying one-to-four family first mortgage loans and HELOCs, and our FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.
The Company's total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2017
Retail consumer loans:
One-to-four family	$649,469	$7,407	$16,597	$1,318	$6	$674,797
HELOCs - originated	156,411	923	2,336	88	38	159,796
HELOCs - purchased	160,588	—	241	—	—	160,829
Construction and land/lots	44,890	582	720	130	—	46,322
Indirect auto finance	132,710	12	99	136	2	132,959
Consumer	7,527	18	154	2	8	7,709
Commercial loans:
Commercial real estate	671,778	6,933	8,776	—	—	687,487
Construction and development	170,496	937	2,838	—	—	174,271
Commercial and industrial	97,769	1,508	3,182	—	3	102,462
Municipal leases	100,394	1,271	111	—	—	101,776
Total loans	$2,192,032	$19,591	$35,054	$1,674	$57	$2,248,408

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2016
Retail consumer loans:
One-to-four family	$587,440	$7,800	$20,129	$1,283	$11	$616,663
HELOCs - originated	159,275	678	2,997	55	10	163,015
HELOCs - purchased	144,377	—	—	—	—	144,377
Construction and land/lots	36,298	542	679	9	—	37,528
Indirect auto finance	108,432	14	21	11	—	108,478
Consumer	4,390	1	224	2	9	4,626
Commercial loans:
Commercial real estate	448,188	7,817	9,232	1	—	465,238
Construction and development	79,005	480	4,208	—	—	83,693
Commercial and industrial	63,299	1,032	5,361	—	2	69,694
Municipal leases	100,867	1,651	665	—	—	103,183
Total loans	$1,731,571	$20,015	$43,516	$1,361	$32	$1,796,495
The Company's total PCI loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2017
Retail consumer loans:
One-to-four family	$3,272	$1,569	$3,539	$206	$—	$8,586
HELOCs - originated	258	—	29	—	—	287
Construction and land/lots	493	—	41	—	—	534
Consumer	5	15	—	—	—	20
Commercial loans:
Commercial real estate	9,608	5,228	3,954	—	—	18,790
Construction and development	390	431	1,995	—	—	2,816
Commercial and industrial	2,640	151	46	—	—	2,837
Total loans	$16,666	$7,394	$9,604	$206	$—	$33,870

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2016
Retail consumer loans:
One-to-four family	$5,039	$377	$1,593	$14	$15	$7,038
HELOCs - originated	258	—	20	—	—	278
Construction and land/lots	522	—	52	—	—	574
Consumer	8	—	—	—	1	9
Commercial loans:
Commercial real estate	12,594	4,266	4,463	—	—	21,323
Construction and development	1,136	292	1,719	—	—	3,147
Commercial and industrial	3,234	194	167	—	—	3,595
Total loans	$22,791	$5,129	$8,014	$14	$16	$35,964

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
March 31, 2017
Retail consumer loans:
One-to-four family	$2,519	$3,930	$6,449	$676,934	$683,383
HELOCs - originated	446	330	776	159,307	160,083
HELOCs - purchased	—	48	48	160,781	160,829
Construction and land/lots	161	308	469	46,387	46,856
Indirect auto finance	38	25	63	132,896	132,959
Consumer	5	16	21	7,708	7,729
Commercial loans:
Commercial real estate	235	4,131	4,366	701,911	706,277
Construction and development	—	817	817	176,270	177,087
Commercial and industrial	90	1,080	1,170	104,129	105,299
Municipal leases	1,126	111	1,237	100,539	101,776
Total loans	$4,620	$10,796	$15,416	$2,266,862	$2,282,278
The table above includes PCI loans of $211 30-89 days past due and $4,377 90 days or more past due as of March 31, 2017.

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2016
Retail consumer loans:
One-to-four family	$3,514	$5,476	$8,990	$614,711	$623,701
HELOCs - originated	220	377	597	162,696	163,293
HELOCs - purchased	—	—	—	144,377	144,377
Construction and land/lots	100	119	219	37,883	38,102
Indirect auto finance	182	—	182	108,296	108,478
Consumer	4	4	8	4,627	4,635
Commercial loans:
Commercial real estate	1,436	3,353	4,789	481,772	486,561
Construction and development	371	1,296	1,667	85,173	86,840
Commercial and industrial	216	2,819	3,035	70,254	73,289
Municipal leases	—	—	—	103,183	103,183
Total loans	$6,043	$13,444	$19,487	$1,812,972	$1,832,459
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	March 31, 2017		June 30, 2016
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$6,354	$—	$9,192	$—
HELOCs - originated	643	—	1,026	—
HELOCs - purchased	241	—	—	—
Construction and land/lots	397	—	188	—
Indirect auto finance	155	—	20	—
Consumer	32	—	15	—
Commercial loans:
Commercial real estate	3,032	—	3,222	—
Construction and development	1,751	—	1,417	—
Commercial and industrial	1,096	—	3,019	—
Municipal leases	111	—	419	—
Total loans	$13,812	$—	$18,518	$—
PCI loans totaling $7,732 at March 31, 2017 and $6,607 at June 30, 2016 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
Troubled debt restructurings ("TDRs") are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Additionally, all TDRs are considered impaired. The Company had no commitments to lend additional funds on these TDR loans at March 31, 2017.
The Company's loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	March 31, 2017	June 30, 2016
Performing TDRs included in impaired loans	$29,004	$28,263
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$336	$9,813	$10,837	$20,986	$355	$12,070	$9,552	$21,977
Provision for (recovery of) loan losses	138	(980)	842	—	(10)	339	(329)	—
Charge-offs	—	(317)	(399)	(716)	—	(692)	(500)	(1,192)
Recoveries	—	363	464	827	—	228	748	976
Balance at end of period	$474	$8,879	$11,744	$21,097	$345	$11,945	$9,471	$21,761

	Nine Months Ended March 31, 2017				Nine Months Ended March 31, 2016
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$361	$11,549	$9,382	$21,292	$401	$12,575	$9,398	$22,374
Provision for (recovery of) loan losses	113	(2,485)	2,372	—	(56)	(141)	197	—
Charge-offs	—	(891)	(1,074)	(1,965)	—	(1,466)	(1,378)	(2,844)
Recoveries	—	706	1,064	1,770	—	977	1,254	2,231
Balance at end of period	$474	$8,879	$11,744	$21,097	$345	$11,945	$9,471	$21,761

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total
March 31, 2017
Retail consumer loans:
One-to-four family	$16	$297	$4,573	$4,886	$8,586	$10,777	$664,020	$683,383
HELOCs - originated	—	38	1,484	1,522	287	43	159,753	160,083
HELOCs - purchased	—	—	643	643	—	—	160,829	160,829
Construction and land/lots	—	26	903	929	534	648	45,674	46,856
Indirect auto finance	—	2	857	859	—	8	132,951	132,959
Consumer	—	8	48	56	20	2	7,707	7,729
Commercial loans:
Commercial real estate	297	254	6,708	7,259	18,790	7,290	680,197	706,277
Construction and development	145	5	2,746	2,896	2,816	2,188	172,083	177,087
Commercial and industrial	16	544	974	1,534	2,837	1,805	100,657	105,299
Municipal leases	—	—	513	513	—	294	101,482	101,776
Total	$474	$1,174	$19,449	$21,097	$33,870	$23,055	$2,225,353	$2,282,278
June 30, 2016
Retail consumer loans:
One-to-four family	$23	$187	$6,385	$6,595	$7,038	$12,411	$604,252	$623,701
HELOCs - originated	—	288	1,709	1,997	278	1,145	161,870	163,293
HELOCs - purchased	—	—	558	558	—	—	144,377	144,377
Construction and land/lots	—	198	1,146	1,344	574	392	37,136	38,102
Indirect auto finance	—	—	1,016	1,016	—	—	108,478	108,478
Consumer	—	10	51	61	9	—	4,626	4,635
Commercial loans:
Commercial real estate	288	—	6,142	6,430	21,323	5,376	459,862	486,561
Construction and development	17	—	1,891	1,908	3,147	1,789	81,904	86,840
Commercial and industrial	33	3	685	721	3,595	2,927	66,767	73,289
Municipal leases	—	—	662	662	—	305	102,878	103,183
Total	$361	$686	$20,245	$21,292	$35,964	$24,345	$1,772,150	$1,832,459
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment With a Recorded Allowance	Recorded Investment With No Recorded Allowance	Total	Related Recorded Allowance
March 31, 2017
Retail consumer loans:
One-to-four family	$28,199	$17,205	$7,579	$24,784	$846
HELOCs - originated	3,434	2,033	299	2,332	85
Construction and land/lots	2,967	1,477	493	1,970	109
Indirect auto finance	285	2	153	155	1
Consumer	557	16	18	34	9
Commercial loans:
Commercial real estate	9,252	4,019	4,867	8,886	269
Construction and development	3,783	1,035	1,749	2,784	28
Commercial and industrial	7,647	861	1,265	2,126	552
Municipal leases	406	111	295	406	—
Total impaired loans	$56,530	$26,759	$16,718	$43,477	$1,899
June 30, 2016
Retail consumer loans:
One-to-four family	$29,053	$12,348	$13,375	$25,723	$281
HELOCs - originated	4,486	1,999	1,178	3,177	305
Construction and land/lots	2,890	764	693	1,457	209
Indirect auto finance	45	20	—	20	—
Consumer	514	9	13	22	10
Commercial loans:
Commercial real estate	7,433	857	5,776	6,633	13
Construction and development	3,556	600	1,929	2,529	14
Commercial and industrial	9,710	1,197	2,930	4,127	17
Municipal leases	419	114	305	419	1
Total impaired loans	$58,106	$17,908	$26,199	$44,107	$850
Impaired loans above excludes $1,082 at March 31, 2017 and $2,541 at June 30, 2016 in PCI loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
At March 31, 2017, impaired loans with a recorded allowance increased $9,148 during the nine months ended March 31, 2017 primarily due to the change in methodology of measuring impairment during the first quarter of 2017 from the collateral method to the present value of future cash flows method to better reflect the anticipated repayments of these loans.
The table above includes $20,422 and $19,762, of impaired loans that were not individually evaluated at March 31, 2017 and June 30, 2016, respectively, because these loans did not meet the Company's threshold for individual impairment evaluation. The recorded allowance above includes $725 and $164 related to these loans that were not individually evaluated at March 31, 2017 and June 30, 2016, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's average recorded investment in impaired loans and interest income recognized on impaired loans for the three and nine months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31, 2017		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$25,262	$300	$30,193	$385
HELOCs - originated	2,315	32	3,671	48
Construction and land/lots	1,906	29	1,747	35
Indirect auto finance	166	1	7	1
Consumer	32	5	35	6
Commercial loans:
Commercial real estate	8,305	83	7,711	34
Construction and development	2,816	14	3,151	17
Commercial and industrial	2,628	39	5,001	37
Municipal leases	407	6	609	1
Total loans	$43,837	$509	$52,125	$564

	Nine Months Ended
	March 31, 2017		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$25,963	$881	$29,922	$1,141
HELOCs - originated	2,649	98	3,856	149
Construction and land/lots	1,654	105	1,952	102
Indirect auto finance	111	9	3	4
Consumer	30	15	56	20
Commercial loans:
Commercial real estate	7,716	221	10,828	119
Construction and development	2,594	35	4,477	61
Commercial and industrial	3,249	96	4,029	107
Municipal leases	410	18	431	30
Total loans	$44,376	$1,478	$55,554	$1,733
A summary of changes in the accretable yield for PCI loans for the three and nine months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Accretable yield, beginning of period	$7,519	$9,964
Addition from the TriSummit acquisition	1,288	—
Reclass from nonaccretable yield (1)	296	59
Other changes, net (2)	396	(36)
Interest income	(1,722)	(840)
Accretable yield, end of period	$7,777	$9,147

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Nine Months Ended
	March 31, 2017	March 31, 2016
Accretable yield, beginning of period	$9,532	$11,096
Addition from the TriSummit acquisition	1,288	—
Reclass from nonaccretable yield (1)	1,368	661
Other changes, net (2)	(345)	1,044
Interest income	(4,066)	(3,654)
Accretable yield, end of period	$7,777	$9,147
______________________________________

(1)	Represents changes attributable to expected losses assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.
For the three and nine months ended March 31, 2017 and 2016, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	3	$162	$163	—	$—	$—
Commercial:
Commercial real estate	—	—	—	1	590	586
Total	3	$162	$163	1	$590	$586
Extended term:
Retail consumer:
One-to-four family	2	$76	$60	—	$—	$—
HELOCs - originated	—	—	—	1	14	14
Commercial:
Commercial real estate	—	—	—	1	286	286
Commercial & Industrial	1	439	439	—	—	—
Total	3	$515	$499	2	$300	$300
Other TDRs:
Retail consumer:
One-to-four family	3	$135	$136	7	$485	$493
HELOCs - originated	1	30	30	1	8	8
Construction and land/lots	2	150	149	—	—	—
Commercial:
Commercial real estate	3	2,443	2,145	—	—	—
Construction and development	—	—	—	1	2	2
Total	9	$2,758	$2,460	9	$495	$503
Total	15	$3,435	$3,122	12	$1,385	$1,389

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Nine Months Ended March 31, 2017			Nine Months Ended March 31, 2016
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	3	$162	$163	1	$26	$28
Commercial:
Commercial real estate	—	—	—	1	590	586
Total	3	$162	$163	2	$616	$614
Extended term:
Retail consumer:
One-to-four family	5	$215	$195	4	$92	$99
HELOCs - originated	—	—	—	2	28	27
Construction and land/lots	1	280	271	—	—	—
Consumer	1	—	1	—	—	—
Commercial:
Commercial real estate	—	—	—	1	286	286
Commercial and industrial	1	439	439	—	—	—
Total	8	$934	$906	7	$406	$412
Other TDRs:
Retail consumer:
One-to-four family	10	$353	$352	26	$2,860	$2,657
HELOCs - originated	2	33	32	2	8	8
Construction and land/lots	4	404	396	—	—	—
Consumer	—	—	—	1	2	2
Commercial:
Commercial real estate	3	2,443	2,145	—	—	—
Construction and development	—	—	—	1	386	374
Commercial and industrial	1	24	24	1	997	978
Total	20	$3,257	$2,949	31	$4,253	$4,019
Total	31	$4,353	$4,018	40	$5,275	$5,045

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Extended payment terms:
Retail consumer:
One-to-four family	—	$—	1	$31
Total	—	$—	1	$31
Other TDRs:
Retail consumer:
One-to-four family	2	$27	6	$390
HELOCs - originated	—	—	1	16
Commercial:
Commercial and industrial	4	900	—	—
Total	6	$927	7	$406
Total	6	$927	8	$437

	Nine Months Ended March 31, 2017		Nine Months Ended March 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Extended payment terms:
Retail consumer:
One-to-four family	—	$—	3	$75
Total	—	$—	3	$75
Other TDRs:
Retail consumer:
One-to-four family	2	$27	14	$895
HELOCs - originated	—	—	2	24
Commercial:
Commercial and industrial	4	900	—	—
Total	6	$927	16	$919
Total	6	$927	19	$994
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

6.	Real Estate Owned
The activity within REO for the periods shown is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Balance at beginning of period	5,648	6,634	$5,956	$7,024
Transfers from loans	593	1,126	1,923	1,846
Acquired through mergers	1,511	—	1,511	—
Sales, net of loss	(1,450)	(967)	(3,001)	(1,878)
Writedowns	(34)	(93)	(121)	(292)
Capital improvements	11	—	11	—
Balance at end of period	6,279	6,700	$6,279	$6,700
At March 31, 2017 and June 30, 2016, the Bank had $937 and $824 respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $2,362 and $1,681 for March 31, 2017 and June 30, 2016, respectively.

7.	Net Income per Share
Per the provisions of FASB ASC 260, Earnings Per Share, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. ESOP shares are considered outstanding for basic and diluted earnings per share when the shares are committed to be released. Certain of the Company’s nonvested restricted stock awards qualify as participating securities.
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
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Numerator:
Net income available to common stockholders	$274	$3,141	$7,081	$8,154
Denominator:
Weighted-average common shares outstanding - basic	17,808,920	17,183,894	17,194,466	17,581,833
Effect of dilutive shares	675,365	185,977	635,114	180,542
Weighted-average common shares outstanding - diluted	18,484,285	17,369,871	17,829,580	17,762,375
Net income per share - basic	$0.01	$0.18	$0.40	$0.46
Net income per share - diluted	$0.01	$0.18	$0.40	$0.46
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 60,500 outstanding stock options that were anti-dilutive for the three months ended March 31, 2017 and 56,500 stock options that were anti-dilutive for the three months ended March 31, 2016. There were 60,500 and 56,500 outstanding stock options that were anti-dilutive for the nine months ended March 31, 2017 and 2016, respectively.

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
Share based compensation expense related to stock options and restricted stock recognized for the three months ended March 31, 2017 and 2016 was $451 and $598, respectively, before the tax related benefit of $167 and $221, respectively. Share based compensation expense related to stock options and restricted stock recognized for the nine months ended March 31, 2017 and 2015 was $3,244 and $2,234, respectively, before the tax related benefit of $1,200 and $827, respectively.
The table below presents stock option activity for the nine months ended March 31, 2017 and 2016:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2015	1,498,000	$14.41	7.7	$3,519
Granted	46,500	17.35	—	—
Exercised	2,200	14.37	—	—
Forfeited	13,000	14.37	—	—
Expired	—	—	—	—
Options outstanding at March 31, 2016	1,529,300	$14.50	7.0	$6,637
Exercisable at March 31, 2016	829,400	$14.40

Options outstanding at June 30, 2016	1,529,300	$14.50	6.8	$6,117
Granted	60,500	24.95	—	—
Granted, TriSummit acquisition	86,185	23.82	—	—
Exercised	159,443	15.39	—	—
Forfeited	1,000	17.35	—	—
Expired	1,800	14.37	—	—
Options outstanding at March 31, 2017	1,513,742	$15.35	5.9	$12,443
Exercisable at March 31, 2017	1,059,642	$15.04
The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model. There were 60,500 and 46,500 options granted during the three and nine months ended March 31, 2017 and 2016. The weighted average fair value of options granted in fiscal year 2017 and 2016 was $7.76 and $4.53, respectively. Assumptions used for grants were as follows:

	Assumptions in Estimating Option Values
	2017	2016	2015
Weighted-average volatility	16.70%	15.26%	18.90%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.41%	1.63%	1.56%
Expected life (years)	6.5	6.5	6.0
At March 31, 2017, the Company had $1,695 of unrecognized compensation expense related to 1,513,742 stock options scheduled to vest over five- and seven-year vesting periods.  The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.5 years at March 31, 2017. At March 31, 2016, the Company had $2,718 of unrecognized compensation expense related to 1,529,300 stock options scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.6 years at March 31, 2016.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents restricted stock award activity for the nine months ended March 31, 2017 and 2016:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2015	310,470	$14.40	$5,203
Granted	34,500	17.35	—
Vested	93,670	14.39	—
Forfeited	2,550	14.37	—
Non-vested at March 31, 2016	248,750	$14.81	$4,686

Non-vested at June 30, 2016	248,750	$14.81	$4,602
Granted	47,500	24.70	—
Vested	104,620	14.58	—
Forfeited	1,000	17.35	—
Non-vested at March 31, 2017	190,630	$17.38	$3,411
At March 31, 2017, unrecognized compensation expense was $2,937 related to 190,630 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.8 years at March 31, 2017. At March 31, 2016, unrecognized compensation expense was $4,451 related to 248,750 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.7 years at March 31, 2016.

9.	Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At March 31, 2017 and June 30, 2016, respectively, loan commitments (excluding $142,575 and $125,157 of undisbursed portions of construction loans) totaled $40,441 and $39,609 of which $13,887 and $9,932 were variable rate commitments and $26,554 and $29,677 were fixed rate commitments. The fixed rate loans had interest rates ranging from 1.95% to 7.75% at March 31, 2017 and 2.02% to 7.99% at June 30, 2016, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $410,559 and $340,397 at March 31, 2017 and June 30, 2016, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, we enter into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these commitments was not material at March 31, 2017 or June 30, 2016.
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
Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System. The daily average calculated cash reserve required as of March 31, 2017 and June 30, 2016 was $2,835, and $2,346, respectively, which was satisfied by vault cash and balances held at the FRB.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of March 31, 2017 and June 30, 2016 were $3,507 and $2,326, respectively. There was no liability recorded for these letters of credit at March 31, 2017 or June 30, 2016, respectively.
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

	March 31, 2017
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$69,225	$—	$69,225	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	98,553	—	98,553	—
Municipal Bonds	37,283	—	37,283	—
Corporate Bonds	6,223	—	6,223	—
Equity Securities	63	—	63	—
Total	$211,347	$—	$211,347	$—

	June 30, 2016
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$77,980	$—	$77,980	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	97,408	—	97,408	—
Municipal Bonds	17,234	—	17,234	—
Corporate Bonds	7,967	—	6,967	1,000
Equity Securities	63	—	63	—
Total	$200,652	$—	$199,652	$1,000
There were no transfers between levels during the three or nine months ended March 31, 2017.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	March 31, 2017
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$7,922	$—	$—	$7,922
REO	2,147	—	—	2,147
Total	$10,069	$—	$—	$10,069

	June 30, 2016
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$4,239	$—	$—	$4,239
REO	1,117	—	—	1,117
Total	$5,356	$—	$—	$5,356
Quantitative information about Level 3 fair value measurements during the period ended March 31, 2017 is shown in the table below:

	Fair Value at March 31, 2017	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$7,922	Discounted appraisals and discounted cash flows	Collateral discounts and discount spread	1% - 10%	3%
REO	$2,147	Discounted appraisals	Collateral discounts	0% - 20%	16%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of March 31, 2017 and June 30, 2016, are summarized below:

	March 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$80,274	$80,274	$80,274	$—	$—
Commercial paper	169,918	169,918	169,918	—	—
Certificates of deposit in other banks	138,646	138,646	—	138,646	—
Securities available for sale	211,347	211,347	—	211,347	$—
Loans, net	2,260,588	2,187,219	—	—	2,187,219
Loans held for sale	4,328	4,397	—	—	4,397
FHLB stock	29,075	29,075	29,075	—	—
FRB stock	6,194	6,194	6,194	—	—
Accrued interest receivable	8,849	8,849	—	1,532	7,317
Noninterest-bearing and NOW deposits	782,059	782,059	—	782,059	—
Money market accounts	564,195	564,195	—	564,195	—
Savings accounts	249,330	249,330	—	249,330	—
Certificates of deposit	489,175	485,740	—	485,740	—
Borrowings	626,000	626,000	—	626,000	—
Accrued interest payable	448	448	—	448	—

	June 30, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$52,596	$52,596	$52,596	$—	$—
Commercial paper	229,859	229,859	229,859	—	—
Certificates of deposit in other banks	161,512	161,512	—	161,512	—
Securities available for sale	200,652	200,652	—	199,652	1,000
Loans, net	1,811,539	1,761,926	—	—	1,761,926
Loans held for sale	5,783	5,876	—	—	5,876
FHLB stock	23,304	23,304	23,304	—	—
FRB stock	6,182	6,182	6,182	—	—
Accrued interest receivable	7,405	7,405	—	1,106	6,299
Noninterest-bearing and NOW deposits	628,910	628,910	—	628,910	—
Money market accounts	520,320	520,320	—	520,320	—
Savings accounts	210,817	210,817	—	210,817	—
Certificates of deposit	442,649	442,203	—	442,203	—
Borrowings	491,000	491,000	—	491,000	—
Accrued interest payable	246	246	—	246	—
The Company had off-balance sheet financial commitments, which included approximately $593,575 and $505,163 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at March 31, 2017 and June 30, 2016, respectively (see Note 9). Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of March 31, 2017 and June 30, 2016. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
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
At March 31, 2017, we had 42 locations in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Critical Accounting Policies and Estimates
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) business combinations and acquired loans, (iii) the valuation of REO, (iv) the valuation of goodwill and other intangible assets, and (v) the valuation of or recognition of deferred tax assets and liabilities. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2016 Form 10-K. There have not been any material changes in the Company's critical accounting policies and estimates during the nine months ended March 31, 2017 as compared to the disclosure contained in the Company's 2016 Form 10-K.
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
Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

	As of
(Dollars in thousands, except per share data)	March 31,	June 30,	March 31,
	2017	2016	2016
Total stockholders' equity	$390,746	$359,976	$358,843
Less: goodwill, core deposit intangibles, net of taxes	(30,635)	(17,169)	(17,596)
Tangible book value	$360,111	$342,807	$341,247
Common shares outstanding	18,947,176	17,998,750	18,193,550
Tangible book value per share(1)	$19.01	$19.05	$18.76
Book value per share	$20.62	$20.00	$19.72
_________________________________________________________________
(1)    Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
(Dollars in thousands)	March 31,	June 30,	March 31,
	2017	2016	2016
Tangible book value(1)	$360,111	$342,807	$341,247
Total assets	3,165,446	2,717,677	2,759,801
Less: goodwill, core deposit intangibles, net of taxes	(30,635)	(17,169)	(17,596)
Total tangible assets(2)	$3,134,811	$2,700,508	$2,742,205
Tangible equity to tangible assets	11.49%	12.69%	12.44%
_________________________________________________________________

(1)	Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

(2)	Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of net interest income and net interest margin as adjusted to exclude additional FHLB borrowings and proceeds from such borrowings:

	Three Months Ended March 31,
	2017			2016
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets (1)	$2,834,362	$27,902	3.94%	$2,484,014	$22,452	3.62%
Less: Interest-earning assets funded by additional FHLB borrowings (2)	292,000	886	1.21%	402,000	923	0.92%
Interest-earning assets - adjusted	$2,542,362	$27,016	4.25%	$2,082,014	$21,529	4.14%

Interest-bearing liabilities	$2,367,897	$2,219	0.38%	$2,085,496	$1,577	0.30%
Additional FHLB borrowings	292,000	485	0.66%	402,000	406	0.40%
Interest-bearing liabilities - adjusted	$2,075,897	$1,734	0.33%	$1,683,496	$1,171	0.28%

Tax equivalent net interest income and net interest margin		$25,683	3.62%		$20,875	3.36%
Tax equivalent net interest income and net interest margin - adjusted		25,282	3.98%		20,358	3.91%
Difference		$401	(0.36)%		$517	(0.55)%

	Nine Months Ended March 31,
	2017			2016
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets (1)	$2,627,696	$73,920	3.75%	$2,497,077	$67,283	3.59%
Less: Interest-earning assets funded by additional FHLB borrowings (2)	342,333	2,793	1.09%	417,000	2,336	0.75%
Interest-earning assets - adjusted	$2,285,363	$71,127	4.15%	$2,080,077	$64,947	4.16%

Interest-bearing liabilities	$2,183,363	$5,521	0.34%	$2,098,363	$4,431	0.28%
Additional FHLB borrowings	342,333	1,273	0.50%	417,000	866	0.28%
Interest-bearing liabilities - adjusted	$1,841,030	$4,248	0.31%	$1,681,363	$3,565	0.28%

Tax equivalent net interest income and net interest margin		$68,399	3.47%		$62,852	3.36%
Tax equivalent net interest income and net interest margin - adjusted		66,879	3.90%		61,382	3.93%
Difference		$1,520	(0.43)%		$1,470	(0.57)%

_________________________________________________________________________________

(1)
Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $611 and $655 for the three months ended March 31, 2017 and 2016, respectively, calculated based on a federal tax rate of 34%. Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $1,800 and $1,900 for the nine months ended March 31, 2017 and 2016, respectively, calculated based on a federal tax rate of 34%.

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

Set forth below is a reconciliation to GAAP net income, EPS, ROA, and ROE as adjusted to exclude merger-related expenses, certain state tax expense, and gain from the sale of premises and equipment:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	March 31,		March 31,
	2017	2016	2017	2016
Merger-related expenses	$7,401	$—	$7,736	$—
State tax expense adjustment (1)	—	—	490	526
Gain from sale of premises and equipment	—	(10)	(385)	(10)
Total adjustments	7,401	(10)	7,841	516
Tax effect (2)	(2,670)	—	(2,621)	4
Total adjustments, net of tax	4,731	(10)	5,220	520

Net income (GAAP)	274	3,141	7,081	8,154

Net income (non-GAAP)	$5,005	$3,131	$12,301	$8,674

Per Share Data
Average shares outstanding - basic	17,808,920	17,183,894	17,194,466	17,581,833
Average shares outstanding - diluted	18,484,285	17,369,871	17,829,580	17,762,375

Basic EPS
EPS (GAAP)	$0.01	$0.18	$0.40	$0.46
Non-GAAP adjustment	0.26	—	0.29	0.03
EPS (non-GAAP)	$0.27	$0.18	$0.69	$0.49

Diluted EPS
EPS (GAAP)	$0.01	$0.18	$0.40	$0.46
Non-GAAP adjustment	0.26	—	0.29	0.03
EPS (non-GAAP)	$0.27	$0.18	$0.69	$0.49

Average Balances
Average assets	$3,117,490	$2,729,814	$2,882,487	$2,743,165
Average equity	385,317	359,939	371,118	364,373

ROA
ROA (GAAP)	0.04%	0.46%	0.33%	0.40%
Non-GAAP adjustment	0.60%	—%	0.24%	0.02%
ROA (non-GAAP)	0.64%	0.46%	0.57%	0.42%

ROE
ROE (GAAP)	0.28%	3.49%	2.54%	2.98%
Non-GAAP adjustment	4.92%	—%	1.88%	0.20%
ROE (non-GAAP)	5.20%	3.49%	4.42%	3.18%
________________________________________________________________________

(1)	State tax adjustment is a result of a decrease in value of our deferred tax assets stemming from recent decreases in North Carolina's corporate tax rate.

(2)	Tax amounts have been adjusted for certain nondeductible merger-related expenses.

Set forth below is a reconciliation to GAAP of the allowance for loan losses to total loans and the allowance for loan losses as adjusted to exclude acquired loans:

	As of
(Dollars in thousands)	March 31,	June 30,	March 31,
	2017	2016	2016
Total gross loans receivable (GAAP)	$2,282,278	$1,832,831	$1,814,695
Less: acquired loans	(403,971)	(220,891)	(244,549)
Adjusted gross loans (non-GAAP)	$1,878,307	$1,611,940	$1,570,146

Allowance for loan losses (GAAP)	$21,097	$21,292	$21,761
Less: allowance for loan losses on acquired loans	(474)	(361)	(346)
Adjusted allowance for loan losses	20,623	20,931	21,415
Adjusted allowance for loan losses / Adjusted gross loans (non-GAAP)	1.10%	1.30%	1.36%

Comparison of Financial Condition at March 31, 2017 and June 30, 2016
General.  Total assets increased $447.8 million, or 16.5% to $3.2 billion at March 31, 2017 from $2.7 billion at June 30, 2016. This increase was largely due to the $449.0 million increase in net loans receivable due primarily to loans acquired from TriSummit and organic loan growth. The cumulative increase of $34.7 million, or 16.7% in premises and equipment, deferred income taxes, bank-owned life insurance, goodwill, and core deposit intangibles were all a direct result of the TriSummit acquisition. The increase in borrowings of $135.0 million, or 27.5% and the cumulative decrease of $82.8 million, or 21.2% in commercial paper and certificates of deposit in other banks during the nine months ended March 31, 2017 were mainly used to fund the TriSummit acquisition, organic loan originations, and purchases of HELOCs. We continue to utilize our leveraging strategy, where additional short-term FHLB borrowings are invested in various short-term liquid assets to generate additional net interest income, as well as increased dividend income from the required purchase of additional FHLB stock.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents increased $27.7 million, or 52.6%, to $80.3 million at March 31, 2017 from $52.6 million at June 30, 2016. The increase was primarily due to funds received from the TriSummit acquisition and additional funds held at the Federal Reserve Bank. In conjunction with our leveraging strategy, we purchase commercial paper to take advantage of higher returns with relatively low risk while remaining highly liquid. The commercial paper balance decreased $59.9 million, or 26.1% to $169.9 million at March 31, 2017 from $229.9 million at June 30, 2016.
Investments.  Securities available for sale increased $10.7 million, or 5.3%, to $211.3 million at March 31, 2017 from $200.7 million at June 30, 2016. During the nine months ended March 31, 2017, $58.5 million of securities available for sale were acquired from the TriSummit acquisition, $15.1 million were purchased, $23.6 million matured, $16.3 million were sold, and $18.3 million of principal payments were received. The securities purchased during this period were primarily short- to intermediate-term U.S. government agency notes. At March 31, 2017, certificates of deposits in other banks totaled $138.6 million compared to $161.5 million at June 30, 2016. The decrease in certificates of deposits in other banks was due to $54.5 million in maturities partially offset by $31.4 million in purchases. All certificates of deposit in other banks are fully insured by the FDIC. Other investments at cost at March 31, 2017 include FRB and FHLB stock totaling $6.2 million and $29.1 million, respectively. In total, other investments increased $5.8 million, or 19.6% from June 30, 2016 as a result of additional FHLB stock purchases required to support our additional FHLB borrowings.
We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We did not believe that there were any other-than-temporary impairments at March 31, 2017; therefore, no impairment losses were recorded during the first nine months of fiscal 2017.
Loans held for sale. Loans held for sale decreased $1.5 million, or 25.2% at March 31, 2017 to $4.3 million from $5.8 million at June 30, 2016. The decrease was driven by the timing difference between loan fundings and loan sale settlements as originations of loans held for sale increased $44.5 million during the nine months ended March 31, 2017 as compared to the same period last year from expanding our mortgage banking operations into our newer market areas.
Loans.  Net loans receivable increased $449.0 million, or 24.8%, at March 31, 2017 to $2.3 billion from June 30, 2016 primarily due to $258.1 million in loans acquired from TriSummit, $174.5 million in organic loan growth and $16.4 million in purchased HELOCs, net of repayments.
For the three-month period ended March 31, 2017, retail loan portfolio originations increased $18.0 million, or 31.5% to $75.0 million from $57.0 million, compared to the same period in the previous year. For the three-month period ended March 31, 2017, commercial loan portfolio originations increased $106.4 million, or 202.9% to $158.9 million, from $52.5 million, compared to the same period in the previous year. For the nine-month period ended March 31, 2017, retail loan portfolio originations increased $27.8 million, or 14.3% to $222.5 million from $194.7 million, compared to the same period in the previous year. For the nine-month period ended March 31, 2017, commercial loan portfolio originations increased $140.0 million, or 57.2% to $384.7 million from $244.7 million, compared to the same period in the previous year.
For the quarter ended March 31, 2017, organic net loan growth, which excludes loans acquired through purchases of HELOCs, was $80.7 million or 18.1% annualized. Excluding the one-to-four family residential loan portfolio and purchased HELOCs, our third quarter loan growth was $81.9 million, or 27.9% annualized. Our one-to-four family residential loan portfolio continues to decline as a result of market conditions increasing customer demand for 30-year fixed rate loans, which we sell to third parties as compared to our shorter term fixed and variable rate loans that we retain in our loan portfolio - a trend we expect to continue so long as interest rates remain historically low. For the nine months ended March 31, 2017, organic net loan growth was $174.3 million, or 13.8% annualized. Excluding the one-to-four family residential loan portfolio, loan growth for the first nine months of fiscal 2017 was $191.1 million, or 35.9% annualized.
Retail consumer and commercial loans consist of the following at the dates indicated:

					Percent of total
	March 31,	June 30,	Change		March 31,	June 30,
	2017	2016	$	%	2017	2016
Retail consumer loans:
One-to-four family	$683,383	$623,701	$59,682	9.6%	29.9%	34.0%
HELOCs - originated	160,083	163,293	(3,210)	(2.0)	7.0	8.9
HELOCs - purchased	160,829	144,377	16,452	11.4	7.0	7.9
Construction and land/lots	46,856	38,102	8,754	23.0	2.1	2.1
Indirect auto finance	132,959	108,478	24,481	22.6	5.8	5.9
Consumer	7,729	4,635	3,094	66.8	0.3	0.3
Total retail consumer loans	1,191,839	1,082,586	109,253	10.1	52.2	59.1
Commercial loans:
Commercial real estate	706,277	486,561	219,716	45.2	30.9	26.6
Construction and development	177,087	86,840	90,247	103.9	7.8	4.7
Commercial and industrial	105,299	73,289	32,010	43.7	4.6	4.0
Municipal leases	101,776	103,183	(1,407)	(1.4)	4.5	5.6
Total commercial loans	1,090,439	749,873	340,566	45.4	47.8	40.9
Total loans	$2,282,278	$1,832,459	$449,819	24.5%	100.0%	100.0%
Recently, our expansion into larger metro markets as well as in-market acquisitions over the last two years combined with improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory in certain markets have led to us significantly increasing originations of construction loans for properties located in our market areas. We have hired experienced commercial real estate relationship managers, credit officers, and developed a construction risk management group to better manage construction risk, as part of our efforts to grow the construction portfolio. We anticipate that construction lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction and land development lending by concentrating our efforts on smaller one-to-four residential loans to builders known to us and developers of commercial real estate and multifamily properties with proven success in this type of construction. At March 31, 2017, construction and land/lots totaled $46.9 million including $30.9 million of one-to-four family construction loans that will roll over to permanent loans upon completion of the construction period, excluding unfunded loan commitments of $35.4 million. Total construction and development loans at March 31, 2017, were $177.1 million, excluding unfunded loan commitments, of which $62.5 million was for non-residential commercial real estate construction, $56.5 million was for land development, $43.0 million was for speculative construction of single family properties, and $15.1 million was for multi-family construction. Undisbursed construction and development loan commitments at March 31, 2017 included $68.2 million of commercial real estate projects, multi-family residential projects of $9.5 million and $29.5 million for the speculative construction of one- to four-family residential properties.
Asset Quality. Nonperforming assets decreased $4.4 million to $20.1 million, or 0.63% of total assets, at March 31, 2017, compared to $24.5 million, or 0.90% of total assets, at June 30, 2016. Nonperforming assets included $13.8 million in nonaccruing loans and $6.3 million in REO at March 31, 2017, compared to $18.5 million and $6.0 million, in nonaccruing loans and REO respectively, at June 30, 2016. Included in nonperforming loans are $5.1 million of loans restructured from their original terms of which $3.8 million were current with respect to their modified payment terms. The decrease in nonaccruing loans was primarily due to loans returning to performing status as payment history and the borrower's financial status improved. At March 31, 2017, $6.5 million, or 47.0%, of nonaccruing loans were current on their required loan payments. Purchased credit impaired loans aggregating $7.7 million were excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
The ratio of classified assets to total assets decreased to 1.67% at March 31, 2017 from 2.17% at June 30, 2016. Classified assets decreased 10.2% to $52.9 million at March 31, 2017 compared to $58.9 million at June 30, 2016. Delinquent loans (loans delinquent 30 days or more) decreased to $15.4 million at March 31, 2017, from $19.5 million at June 30, 2016.
As of March 31, 2017, we had identified $43.5 million of impaired loans compared to $44.1 million at June 30, 2016. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. As of March 31, 2017, there were $23.1 million loans individually evaluated for impairment and $20.4 million were collectively evaluated. For more information on these impaired loans, see Note 5 of the Notes to Consolidated Financial Statements under Item 1 of this report.
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
The allowance for loan losses was $21.1 million, or 0.92% of total loans, at March 31, 2017 compared to $21.3 million, or 1.16% of total loans, at June 30, 2016. The allowance for loan losses to gross loans excluding acquired loans was 1.10% at March 31, 2017, compared to 1.30% at June 30, 2016. Loans acquired from acquisitions are excluded from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations. The Company recorded these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these acquired loans unless the credit quality deteriorates further subsequent to the acquisition.
There was no provision for loan loss during both the three and nine months ended March 31, 2017 and March 31, 2016 reflecting continued improvements in our asset quality, offset by loan growth. Net loan recoveries totaled $111,000 for the three months ended March 31, 2017 compared to net charge-offs of $216,000 for the same period during the prior fiscal year. Net loan charge-offs decreased to $195,000 for the nine months ended March 31, 2017 from $613,000 for the same period during the prior fiscal year. Net recoveries as a percentage of average loans increased to (0.02)% for the three months ended March 31, 2017 from net charge-offs of 0.05% for the same period last fiscal year. Net charge-offs as a percentage of average loans decreased to 0.01% for the nine months ended March 31, 2017 from 0.05% for the same period last fiscal year.
The allowance as a percentage of nonaccruing loans increased to 152.7% at March 31, 2017 from 115.0% at June 30, 2016.
We believe that the allowance for loan losses as of March 31, 2017 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Real estate owned. REO increased $323,000, to $6.3 million at March 31, 2017 primarily due to $1.9 million of properties transferred into REO and $1.5 million of REO acquired from the TriSummit acquisition, partially offset by $3.0 million in REO sales during the period. The total balance of REO at March 31, 2017 included $2.7 million in land, construction and development projects (both residential and commercial), $2.7 million in commercial real estate, and $937,000 in single-family homes.
Deferred income taxes. Deferred income taxes increased $5.5 million, or 10.2%, to $59.7 million at March 31, 2017 from $54.2 million at June 30, 2016, due to the $7.1 million increase from the TriSummit acquisition offset by the realization of net operating losses through increases in net income.
Goodwill. Goodwill increased $13.0 million, or 102.3% to $25.6 million at March 31, 2017 from $12.7 million at June 30, 2016 primarily as a result of the acquisition of TriSummit.
Other assets. Other assets increased $2.3 million to $7.1 million at March 31, 2017 from $4.8 million at June 30, 2016. The increase was mainly driven by various other prepaid expenses in connection with the acquisition of TriSummit.
Deposits.  Deposits increased $282.1 million, or 15.6%, to $2.1 billion at March 31, 2017 as compared to $1.8 billion at June 30, 2016, mainly as a result of the TriSummit acquisition, which increased deposits by $280.2 million.
Borrowings.  Borrowings increased to $626.0 million at March 31, 2017 from $491.0 million at June 30, 2016. This increase was used to provide funds for the acquisition of TriSummit and partially fund the increase in total loans. All FHLB advances have maturities of less than 90 days with a weighted average interest rate of 0.81% at March 31, 2017.
Equity.  Stockholders' equity at March 31, 2017 increased to $390.7 million from $360.0 million at June 30, 2016. The increase was a primarily a result of $20.0 million in equity consideration paid in the TriSummit acquisition, $7.1 million in net income for the first nine months of fiscal 2017, $3.2 million representing stock-based compensation, and $2.5 million in exercised stock options. These increases were partially offset by a $2.3 million decrease in accumulated other comprehensive income during the nine months ended March 31, 2017, representing unrealized losses on securities available for sale, net of tax. Tangible book value per share decreased slightly by $0.04, or 0.2% to $19.01 as of March 31, 2017 compared to $19.05 at June 30, 2016.

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

	For the Three Months Ended March 31,
	2017			2016
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$2,244,677	$25,358	4.52%	$1,754,092	$20,095	4.58%
Deposits in other financial
institutions	175,475	454	1.04%	211,036	492	0.93%
Investment securities	218,990	1,244	2.27%	216,535	986	1.82%
Other(3)	195,220	846	1.73%	302,351	879	1.16%
Total interest-earning assets	2,834,362	27,902	3.94%	2,484,014	22,452	3.62%
Interest-bearing liabilities:
Interest-bearing checking accounts	447,426	216	0.19%	389,740	143	0.15%
Money market accounts	562,286	336	0.24%	511,424	282	0.22%
Savings accounts	251,448	87	0.14%	214,622	71	0.13%
Certificate accounts	501,016	576	0.46%	486,435	593	0.49%
Borrowings	605,721	1,004	0.66%	483,275	488	0.40%
Total interest-bearing liabilities	2,367,897	2,219	0.38%	2,085,496	1,577	0.30%
Net earning assets	$466,465			$398,518
Average interest-earning assets to
average interest-bearing liabilities	119.70%			119.11%
Tax-equivalent:
Net interest income		$25,683			$20,875
Interest rate spread			3.56%			3.31%
Net interest margin(4)			3.62%			3.36%
Non-tax-equivalent:
Net interest income		$25,072			$20,220
Interest rate spread			3.48%			3.21%
Net interest margin(4)			3.54%			3.26%
__________________
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $611,000 and $655,000 for the three months ended March 31, 2017 and 2016, respectively, calculated based on a federal tax rate of 34%.
(3) The average other assets consists of FRB stock, FHLB stock, and commercial paper. See Comparison of Results of Operation for the Three Months Ended March 31, 2017 for discussion of our leveraging strategy.
(4) Net interest income divided by average interest-earning assets.

	For the Nine Months Ended March 31,
	2017			2016
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$2,000,966	$66,873	4.46%	$1,744,484	$60,319	4.61%
Deposits in other financial
institutions	181,770	1,429	1.05%	223,936	1,524	0.91%
Investment securities	201,301	2,986	1.98%	238,571	3,223	1.80%
Other(3)	243,659	2,632	1.44%	290,086	2,217	1.02%
Total interest-earning assets	2,627,696	73,920	3.75%	2,497,077	67,283	3.59%
Interest-bearing liabilities:
Interest-bearing checking accounts	418,654	561	0.18%	385,154	425	0.15%
Money market accounts	532,998	1,034	0.26%	496,131	784	0.21%
Savings accounts	223,749	227	0.14%	216,358	218	0.13%
Certificate accounts	446,315	1,533	0.46%	520,309	1,995	0.51%
Borrowings	561,647	2,166	0.51%	480,411	1,009	0.28%
Total interest-bearing liabilities	2,183,363	5,521	0.34%	2,098,363	4,431	0.28%
Net earning assets	$444,333			$398,714
Average interest-earning assets to
average interest-bearing liabilities	120.35%			119.00%
Tax-equivalent:
Net interest income		$68,399			$62,852
Interest rate spread			3.41%			3.31%
Net interest margin(4)			3.47%			3.36%
Non-tax-equivalent:
Net interest income		$66,624			$60,941
Interest rate spread			3.32%			3.21%
Net interest margin(4)			3.38%			3.25%
__________________
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $1,775,000 and $1,911,000 for the nine months ended March 31, 2017 and 2016, respectively, calculated based on a federal tax rate of 34%.
(3) The average other assets consists of FRB stock, FHLB stock, and commercial paper. See Comparison of Results of Operation for the Nine Months Ended March 31, 2017 for discussion of our leveraging strategy.
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

	Three Months Ended March 31, 2017
	Compared to
	Three Months Ended March 31, 2016
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$5,618	$(355)	$5,263
Deposits in other financial institutions	(84)	46	(38)
Investment securities	12	246	258
Other	(312)	279	(33)
Total interest-earning assets	$5,234	$216	$5,450
Interest-bearing liabilities:
Interest-bearing checking accounts	$22	$51	$73
Money market accounts	27	27	54
Savings accounts	12	4	16
Certificate accounts	19	(36)	(17)
Borrowings	123	393	516
Total interest-bearing liabilities	203	439	642
Net increase in tax equivalent interest income	$5,031	$(223)	$4,808

	Nine Months Ended March 31, 2017
	Compared to
	Nine Months Ended March 31, 2016
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$8,868	$(2,314)	$6,554
Deposits in other financial institutions	(286)	191	(95)
Investment securities	(503)	266	(237)
Other	(355)	770	415
Total interest-earning assets	7,724	(1,087)	6,637
Interest-bearing liabilities:
Interest-bearing checking accounts	$37	$99	$136
Money market accounts	58	192	250
Savings accounts	7	2	9
Certificate accounts	(283)	(179)	(462)
Borrowings	171	986	1,157
Total interest-bearing liabilities	(10)	1,100	1,090
Net increase in tax equivalent interest income	$7,734	$(2,187)	$5,547
_____________
(1) Interest income used in the rate calculation includes the tax equivalent adjustment of $611,000 and $655,000 for the three months ended December 31, 2016 and 2015, respectively, calculated based on a federal tax rate of 34%. Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $1,775,000 and $1,911,000 for the nine months ended March 31, 2017 and 2016, respectively, calculated based on a federal tax rate of 34%.

Comparison of Results of Operation for the Three Months Ended March 31, 2017 and 2016
General.  During the three months ended March 31, 2017, we had net income of $274,000 compared to $3.1 million for the three months ended March 31, 2016. The Company's basic and diluted earnings per share were $0.01 for the three months ended March 31, 2017 compared to $0.18 per share for the same period in fiscal 2016. The decrease in earnings was due to the $7.4 million in merger-related expenses incurred during the three months ended March 31, 2017 related to the TriSummit acquisition. Earnings before merger-related expenses, net of tax benefit, were $5.0 million, or $0.27 per share for the third quarter of fiscal year 2017, compared to $3.1 million, or $0.18 per share for the same period in the previous year.
Net Interest Income. Net interest income increased $4.9 million, or 24.0% to $25.1 million for the quarter ended March 31, 2017 compared to $20.2 million for the corresponding period in 2016. The increase in net interest income of the quarter ended March 31, 2017 was driven by a $5.5 million, or 25.2% increase in interest income from an increase in average interest-earning assets, which was partially offset by a $642,000, or 40.7% increase in interest expense.
The average balance of interest-earning assets for the quarter ended March 31, 2017 increased $350.3 million, or 14.1% to $2.8 billion compared to $2.5 billion in the comparable quarter in the previous year. Net interest margin (on a fully taxable-equivalent basis) for the three months ended March 31, 2017 increased 26 basis points to 3.62% from 3.36% for the same period last year. Our leveraging strategy produced an additional $886,000 in interest income during the three months ended March 31, 2017, at an average yield of 1.21%, while the average cost of the borrowings was 0.66%, resulting in approximately $401,000 in net interest income during the period. During the same three-month period in the prior fiscal year, our leveraging strategy produced an additional $923,000 in interest income, at an average yield of 0.92%, while the average cost of borrowings was 0.40%, resulting in approximately $517,000 in net interest income. Excluding the effects of the leveraging strategy, the net interest margin would be 3.98% and 3.91% for the three months ended March 31, 2017 and 2016, respectively.
Total interest income increased $5.5 million, or 25.2% for the three months ended March 31, 2017 as compared to the same period last year. The increase in interest income for the three months ended March 31, 2017 as compared to the same period prior year was primarily driven by a $5.3 million, or 27.3% increase in loan interest income, and a $257,000, or 26.1% increase in interest on securities available for sale. The additional loan interest income for the quarter ended March 31, 2017 was due to the $490.6 million, or 28.0% increase in the average balance of loans receivable as a result of the TriSummit acquisition, increased organic loan growth, and the purchase of HELOCs, which was mainly funded and offset by the cumulative decrease of $140.2 million, or 19.2% in average interest-earning deposits with banks, investment securities available for sale, and other interest-earning assets and an increase in average FHLB borrowings of $122.4, or 25.3% as compared to the same quarter last year. Also driving the increase in loan interest income was a $1.1 million, or 91.7% increase in the accretion of purchase discounts on acquired loans to $2.2 million for the quarter ended March 31, 2017 from $1.2 million for the same quarter in 2016, as a result of full repayments of several loans with large discounts. Accretable income on acquired loans stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on the PCI loan pools and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter. The amortization of purchase accounting discounts on loans increased the net interest margin (on a fully taxable-equivalent basis) by 40 basis points for the quarter ended March 31, 2017 compared to a 27 basis points impact in the corresponding quarter in 2016. Overall, average loan yields decreased six basis points to 4.52% for the quarter ended March 31, 2017 from 4.58% in corresponding quarter in 2016. The decline compared to a year earlier primarily reflects lower average yields on loans recently originated and the refinancing of higher yielding loans. Partially offsetting the increases in interest income was a $142,000, or 14.1% decrease in interest income from interest-earning deposits in other banks due to lower average balances.
Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans' contractual interest rate may not adjust, net interest income may be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. As of March 31, 2017, our loans with interest rate floors totaled approximately $628.7 million and had a weighted average floor rate of 4.01% of which $186.1 million, or 29.6%, had yields that would begin floating again once prime rates increase at least 200 basis points.
Total interest expense increased $642,000, or 40.7% for the quarter ended March 31, 2017 compared to the same period last year. This increase was primarily related to average borrowings, consisting of short-term FHLB advances, increasing by $122.4 million to $605.7 million due to funding for loan growth and the TriSummit acquisition, as well as a 26 basis point increase in the average cost of borrowings during the quarter as compared to the same quarter last year. In addition, the recent TriSummit acquisition was the primary driver of the $160.0 million increase in the average balance of interest-bearing deposits. The overall average cost of funds increased eight basis points to 0.38% for the current quarter as compared to the same quarter last year due primarily to the impact of the recent increases in the federal funds rate on our borrowings.
Provision for Loan Losses. During both the three months ended March 31, 2017 and 2016, there was no provision for loan losses, reflecting continued improvements in our asset quality, which offset the allowance needed for loan growth and changes in the mix of loans. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions. Net loan recoveries were $111,000 for the three months ended March 31, 2017 compared to net charge-offs of $216,000 for the same period last year. Net recoveries as a percentage of average loans increased to (0.02)% for the three months ended March 31, 2017 from net charge-offs of 0.05% for the same period last fiscal year.
See Comparison of Financial Condition - Asset Quality for additional details.

Noninterest Income.  Noninterest income increased $154,000, or 4.6%, to $3.5 million for the three months ended March 31, 2017 from $3.4 million in the comparative quarter of 2016, primarily due to a $104,000, or 6.4% increase in service charges on deposit accounts from additional accounts acquired from TriSummit and an increase in mortgage banking income and fees of $91,000, or 13.2%.
Noninterest Expense.  Noninterest expense for the quarter ended March 31, 2017 increased $9.3 million, or 47.9%, to $28.7 million compared to $19.4 million for the quarter ended March 31, 2016 primarily due to $7.4 million of merger-related expenses related to the TriSummit acquisition. Salaries and employee benefits expenses increased $1.9 million, or 18.9% and net occupancy expense increased $229,000, or 10.3% due primarily to the branch offices and additional staff related to the TriSummit acquisition. These increases in noninterest expense were partially offset by a $211,000, or 44.2% decrease in REO related expenses for the quarter ended March 31, 2017 compared to the same period last year. For the three months ended March 31, 2017, there was an $181,000 gain on REO sales compared to $172,000 loss on REO sales in the corresponding quarter last year partially offset by a $142,000 increase in REO expenses.
Income Taxes.  The Company had an income tax benefit of $325,000 for the three months ended March 31, 2017, a decrease of $1.4 million compared to $1.1 million in income tax expense for the three months ended March 31, 2016 as a result of a pretax loss from the merger-related expenses.
Comparison of Results of Operation for the Nine Months Ended March 31, 2017 and 2016
General.  During the nine months ended March 31, 2017, we had net income of $7.1 million compared to $8.2 million for the nine months ended March 31, 2016. On a basic and diluted per share basis, the Company earned $0.40 per share for the nine months of fiscal year 2017, compared to $0.46 per share in the same period in fiscal 2016. The decrease in earnings was due to the $7.7 million in merger-related expenses related to the TriSummit acquisition during the nine months ended March 31, 2017. Earnings before merger-related expenses, certain state income tax expenses, and gain from the sale of premises and equipment, net of tax benefit, were $12.3 million, or $0.69 per share for the nine months ended March 31, 2017, compared to $8.7 million, or $0.49 per share for the same period in the previous year.
Net Interest Income. Net interest income increased $5.7 million, or 9.3% to $66.6 million for the nine months March 31, 2017 compared to $60.9 million for the nine months ended March 31, 2016. This increase in net interest income was driven by a $6.8 million, or 10.4% increase in interest income partially offset by a $1.1 million, or 24.6% increase in interest expense.
The average balance of interest-earning assets for the nine months ended March 31, 2017 increased $130.6 million, or 5.2% to $2.6 billion compared to $2.5 billion for the corresponding period in the previous year. Net interest margin (on a fully taxable-equivalent basis) for the nine months ended March 31, 2017 increased 11 basis points to 3.47% from 3.36% for the same period last year. Our leveraging strategy produced an additional $2.8 million in interest income during the nine months ended March 31, 2017, at an average yield of 1.09%, while the average cost of the borrowings was 0.50%, resulting in approximately $1.5 million in net interest income during the period. During the corresponding period in the prior fiscal year, our leveraging strategy produced an additional $2.3 million in interest income, at an average yield of 0.75%, while the average cost of borrowings was 0.28%, resulting in approximately $1.5 million in net interest income. Excluding the effects of the leveraging strategy, the net interest margin would be 3.90% and 3.93% for the nine months ended March 31, 2017 and 2016, respectively.
Total interest income increased $6.8 million, or 10.4% for the nine months ended March 31, 2017 as compared to the same period last year. The increase in interest income for the nine months ended March 31, 2017 as compared to the same period prior year was primarily driven by a $6.7 million, or 11.5% increase in loan interest income, a $159,000, or 5.9% increase in interest from deposits in other banks and a $161,000, or 15.3% increase in other investment income, which were partially offset by a $237,000, or 7.4% decrease in interest from securities available for sale. The additional loan interest income was due to the $256.5 million, or 14.7% increase in average balance of loan receivables due to the TriSummit acquisition, increased organic loan growth, and the purchase of HELOCs, which was mainly funded by the cumulative decrease of $125.9 million, or 16.7% in average interest-earning deposits with banks, securities available for sale, and other interest-earning assets and an increase in average FHLB borrowings of $81.2 million, or 16.9%. Also impacting interest income was an increase of $1.4 million in the accretion of purchase discounts on acquired loans to $4.8 million for the nine months ended March 31, 2017 from $3.4 million for the same period in 2016 as a result of early prepayments. The amortization of purchase accounting discounts on loans increased the net interest margin (on a fully taxable-equivalent basis) by 33 basis points for the nine months ended March 31, 2017 compared to a 26 basis points impact in the corresponding period in 2016. Average loan yields decreased 15 basis points to 4.46% for the nine months ended March 31, 2017 from 4.61% in corresponding period in the prior year.
Total interest expense increased $1.1 million, or 24.6% for the nine months ended March 31, 2017 compared to the same period last year. This increase was primarily related to the increase in average borrowings and the 23 basis point increase in the average cost of borrowings, resulting in interest expense increasing $1.2 million to $2.2 million for the nine-month period as compared to the same period last year. For both the nine months ended March 31, 2017 and March 31, 2016, average interest-bearing deposits were $1.6 billion. The overall average cost of funds for the nine months ended March 31, 2017 increased six basis points as compared to the same period last year due primarily to the impact of the increase in the federal funds rate on our borrowings.
Provision for Loan Losses.  There was no provision for loan losses during the nine months ended March 31, 2017 or 2016 as improved credit quality measures have been sufficient to cover reserves needed for loan growth and for changes in the mix of loans. Net charge-offs for the nine months ended March 31, 2017 decreased to $195,000 from $613,000 for the same period in 2016. Net charge-offs as a percentage of average loans decreased slightly to 0.01% for the nine months ended March 31, 2017 from 0.05% for the same period last fiscal year.
See Comparison of Financial Condition - Asset Quality for additional details.

Noninterest Income.  Noninterest income increased $1.6 million, or 16.6%, to $11.4 million for the nine months ended March 31, 2017 from $9.8 million for the nine months ended March 31, 2016. The increase was primarily the result of higher service charges on deposit accounts, mortgage banking income and fees, and the gain on the sale of premises and equipment. Service charges on deposit accounts increased $249,000, or 5.0% and mortgage banking income and fees increased $686,000, or 34.2%, as a result of an increase in loan sales due to higher originations of loans held for sale for the nine months ended March 31, 2017 as compared to the same period last year. The $385,000 gain on the sale of premises and equipment was a result of the sale of a previously closed branch office building during the first quarter of fiscal 2017.
Noninterest Expense.  Noninterest expense for the nine months ended March 31, 2017 increased $8.9 million, or 15.0%, to $67.9 million compared to $59.1 million for the nine months ended March 31, 2016. The increase in salaries and employee benefits expenses of $2.7 million, or 8.5% was caused primarily by the TriSummit acquisition and an increase in stock-based compensation expense primarily driven by the increase in the Company's stock price during the nine months ended March 31, 2017 compared to the same period in fiscal 2016. As a result of management's continued commitment to reduce operating expenses and the consolidation of six branches during second quarter of fiscal 2016, there was a cumulative decrease of $1.1 million, or 10.4% in net occupancy expense; marketing and advertising; and telephone, postage, and supplies, which was partially offset by a $388,000, or 8.8% increase in computer services as a result of the TriSummit acquisition. In addition, deposit insurance premiums decreased $622,000, or 41.3% due to a decline in the rates charged by the FDIC that occurred during the first quarter of fiscal 2017. Merger-related expenses for the nine months ended March 31, 2017 totaled $7.7 million compared to none in the same period in 2016 related to the TriSummit acquisition. REO-related expenses decreased $40,000 as a result of $22,000 decrease in net losses on the sale of REO properties and an $18,000 decrease in REO expenses.
Income Taxes.  For the nine months ended March 31, 2017, the Company's income tax expense was $3.0 million, an decrease of $503,000, or 14.4% compared to $3.5 million for the nine months ended March 31, 2016. The decrease was a result of lower pretax income for the nine months ended March 31, 2017 over the comparative period in prior year. In addition, the Company had a $490,000 and a $526,000 charge during the nine months ended March 31, 2017 and 2016, respectively, related to the decrease in value of our deferred tax assets based on recent decreases in North Carolina's corporate tax rate. The rate was reduced to 4.0% in August 2015 and to 3.0% in August 2016 once certain state revenue triggers were achieved. The Company's effective income tax rate for the nine months ended March 31, 2017 was 29.7% compared to 30.0% for the nine months ended March 31, 2016.
Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2017, the Bank had an additional borrowing capacity of $3.5 million with the FHLB of Atlanta, a $265.0 million line of credit with the FRB and three lines of credit with three unaffiliated banks totaling $60.0 million. At March 31, 2017, we had $626.0 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At March 31, 2017 brokered deposits totaled $19.8 million, or 0.9% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities and commercial paper. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. The Company's primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2017, the Company (on an unconsolidated basis) had liquid assets of $16.5 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2017, the total approved loan commitments and unused lines of credit outstanding amounted to $183.0 million and $410.6 million, respectively, as compared to $164.8 million and $340.4 million, respectively, as of June 30, 2016. Certificates of deposit scheduled to mature in one year or less at March 31, 2017, totaled $327.8 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During the first nine months of fiscal 2017, cash and cash equivalents increased $27.7 million, or 52.6%, from $52.6 million as of June 30, 2016 to $80.3 million as of March 31, 2017. Cash provided by financing and operating activities was $91.2 million and $8.8 million, respectively; while cash used in investing activities was $72.4 million. Primary sources of cash for the nine months ended March 31, 2017 included $40.0 million in proceeds from the maturities and sales of securities available for sale, a net decrease in commercial paper of $61.4 million, $23.1 million in maturities of certificates of deposits in other banks, net of purchases, $18.3 million in principal repayments from mortgage-backed securities, and an $87.5 million increase in borrowings. Primary uses of cash during the period included $15.1 million in purchases of available for sale securities, an increase in loans of $187.0 million, and $10.8 million in acquisition costs related to the TriSummit acquisition. All sources and uses of cash reflect our cash management strategy to increase our number of higher yielding investments and loans by increasing lower costing borrowings and reducing our holdings in lower yielding investments.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the nine months ended March 31, 2017, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at March 31, 2017, is as follows (in thousands):

Commitments to make loans	$183,016
Unused lines of credit	410,559
Total loan commitments	$593,575
Capital Resources
At March 31, 2017, stockholder's equity totaled $390.7 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.
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
At March 31, 2017, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at March 31, 2017 under applicable regulatory requirements.

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.

As of March 31, 2017
Common Equity Tier I Capital to Risk-Weighted Assets	$332,166	13.00%	$114,971	4.50%	$166,070	6.50%
Tier I Capital (to Total Adjusted Assets)	$332,166	10.86%	$122,351	4.00%	$152,939	5.00%
Tier I Capital (to Risk-weighted Assets)	$332,166	13.00%	$153,295	6.00%	$204,394	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$353,718	13.84%	$204,394	8.00%	$255,492	10.00%

As of June 30, 2016
Common Equity Tier I Capital to Risk-Weighted Assets	$317,258	14.39%	$99,197	4.50%	$143,285	6.50%
Tier I Capital (to Total Adjusted Assets)	$317,258	11.78%	$107,687	4.00%	$134,609	5.00%
Tier I Capital (to Risk-weighted Assets)	$317,258	14.39%	$132,263	6.00%	$176,350	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$339,005	15.38%	$176,350	8.00%	$220,438	10.00%

HomeTrust Bank:

As of March 31, 2017
Common Equity Tier I Capital to Risk-Weighted Assets	$296,411	11.65%	$114,508	4.50%	$165,401	6.50%
Tier I Capital (to Total Adjusted Assets)	$296,411	9.75%	$121,643	4.00%	$152,053	5.00%
Tier I Capital (to Risk-weighted Assets)	$296,411	11.65%	$152,678	6.00%	$203,571	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$317,777	12.49%	$203,571	8.00%	$254,463	10.00%

As of June 30, 2016
Common Equity Tier I Capital to Risk-Weighted Assets	$280,598	12.80%	$98,634	4.50%	$142,471	6.50%
Tier I Capital (to Total Adjusted Assets)	$280,598	10.50%	$106,852	4.00%	$133,565	5.00%
Tier I Capital (to Risk-weighted Assets)	$280,598	12.80%	$131,512	6.00%	$175,349	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$302,271	13.79%	$175,349	8.00%	$219,187	10.00%
In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total risk-based capital ratios, HomeTrust Bancshares, Inc. and the Bank now have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each calendar year by 0.625% of risk-weighted assets until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. At March 31, 2017, the Bank’s CET1 capital exceeded the required capital conservation buffer.
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
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2017, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2017, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings
The "Litigation" section of Note 9 to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The table below sets forth information regarding HomeTrust Bancshares' common stock repurchases during the three months ended March 31, 2017.

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
January 1 - January 31, 2017	—	$—	—	443,155
February 1 - February 28, 2017	—	—	—	443,155
March 1 - March 31, 2017	—	—	—	443,155
Total	—	$—	—	443,155
On December 15, 2015 the Company announced that its Board of Directors had authorized the repurchase of up to 922,855 shares of the Company's common stock, representing 5% of the Company's outstanding shares at the time of the announcement. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of March 31, 2017, 479,700 of the shares approved on December 15, 2015 were purchased at an average price of $18.00.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: May 10, 2017	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: May 10, 2017	By:	/s/ Tony J. VunCannon
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
(m)
10.1	Employment Agreement entered into between HomeTrust Bancshares, Inc. and F. Edward Broadwell, Jr.	(b)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(e)
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon and Howard L. Sellinger	(b)
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(f)
10.5	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(b)
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	(b)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(b)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(b)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(b)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(b)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(b)
10.7E	SERP Joinder Agreement for Stan Allen	(b)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(b)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(b)
10.7H	SERP Joinder Agreement for William T. Flynt	(b)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(g)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(b)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(b)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(b)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(b)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(b)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(b)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(b)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(b)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(b)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(b)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(b)
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(n)
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(h)
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(i)

10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(i)
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(i)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(i)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(i)
10.19	Fully Restated Employment Agreement between HomeTrust Bank and Anderson L. Smith	(j)
10.20	Amended and Restated Jefferson Federal Bank Supplemental Executive Retirement Plan	(k)
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(l)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(l)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(l)
10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(l)
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(l)
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(l)
10.27	Offer Letter between HomeTrust Bank and Keith J. Houghton	(n)
10.28	Form of Relocation Repayment Agreement between HomeTrust Bank and Keith J. Houghton	(n)
10.29	Form of Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and each of Keith J. Houghton, R. Parrish Little, and Teresa White	(o)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101

(a)	Attached as Appendix A to the proxy statement/prospectus filed by HomeTrust Bancshares on November 2, 2016 pursuant to Rule 424(b) of the Securities Act of 1933.

(b)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(c)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(d)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2014 (File No. 001-35593).

(e)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).

(f)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).

(g)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(h)	Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(i)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(j)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).

(k)	Filed as an exhibit to Jefferson Bancshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(l)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(m)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on August 31, 2015 (File No. 001-35593)

(n)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).

(o)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2016 (File No. 001-35593)