Form 10-K
period 2017-06-30
HomeTrust Bancshares, Inc.
filed 2017-09-12
CIK 1538263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2017
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of September 5, 2017, there were issued and outstanding 18,968,675 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock as of December 31, 2016, was $450.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).

HOMETRUST BANCSHARES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2017

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

PART I
Item 1. Business
General
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the holding company for HomeTrust Bank in connection with HomeTrust Bank’s conversion from mutual to stock form, which was completed on July 10, 2012 (the “Conversion”). As a bank holding company and financial holding company, HomeTrust Bancshares, Inc. is regulated by the Federal Reserve. At June 30, 2017, the Company had consolidated total assets of $3.2 billion, total deposits of $2.0 billion and stockholders’ equity of $397.7 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank and its subsidiary. As a North Carolina state-chartered bank, and member of the Federal Reserve System, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB” or “FHLB of Atlanta”), which is one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB System”). Our headquarters is located in Asheville, North Carolina.
The Bank was originally formed in 1926. Between fiscal years 1996 and 2011, HomeTrust Bank's board of directors and executive management expanded the Bank beyond its historical Asheville market and created a unique partnership through mergers between six established banks and one de novo bank located in Tryon, Shelby, Eden, Lexington, Cherryville and Forest City, North Carolina, through which hometown community banks could combine their financial resources to achieve a shared vision.
Starting in 2013, we entered six attractive markets through various acquisitions and new office openings, as well as expanded our product lines. New locations and markets included:

•	BankGreenville Financial Corporation (“BankGreenville”) - one office in Greenville, South Carolina (acquired in July 2013)

•	Jefferson Bancshares, Inc. (“Jefferson”) - nine offices across East Tennessee (acquired in May 2014)

•	Commercial loan production office ("LPO") in Roanoke, Virginia (opened in July 2014)

•	Bank of Commerce - one office in Charlotte, North Carolina (acquired in July 2014)

•	Ten Bank of America Branch Offices - nine in southwest Virginia, one in Eden, North Carolina (acquired in November 2014)

•	Commercial LPO in Raleigh, North Carolina (opened in November 2014) and later converted into full service branch (converted in April 2017)

•	United Financial of North Carolina, Inc. ("United Financial") - municipal lease company headquartered in Fletcher, North Carolina (acquired in December 2016)

•	TriSummit Bancorp, Inc. ("TriSummit") - six offices in East Tennessee (acquired in January 2017)

•	Commercial LPO Greensboro, North Carolina (opened in August 2017)
By expanding our geographic footprint and hiring local experienced talent, we have built a foundation that allows us to focus on organic growth, while maintaining the community-focused, relationship style of exceptional customer service that has differentiated our brand and characterized our success to date.
Our mission is to create stockholder value by building relationships with our employees, customers, and communities. By building a platform that supports growth and profitability, we are continuing our transition toward becoming a high-performing community bank and helping our customers every day to be "Ready For What’s Next."
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences including home equity loans, construction and land/lot loans, commercial real estate loans, construction and development loans, commercial and industrial loans, indirect automobile, and municipal leases. Municipal leases are secured primarily by a ground lease for a firehouse or an equipment lease for fire trucks and firefighting equipment to fire departments located throughout North and South Carolina. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government-sponsored enterprises, as well as, commercial paper and certificates of deposit insured by the FDIC.
We offer a variety of deposit accounts for individuals, businesses, and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.
Market Areas
HomeTrust Bank operates in nine metropolitan statistical areas ("MSAs"): Asheville, NC, with a population of 452,000 as of June 2016; Charlotte-Concord-Gastonia, NC-SC, with a population of 2.5 million as of June 2016; Greenville-Anderson-Mauldin, SC, with a population of 885,000 as of June 2016; Johnson City, TN, with a population of 202,000 as of June 2016; Kingsport-Bristol-Bristol, TN-VA, with a population of 306,000 as of June 2016; Knoxville, TN, with a population of 869,000 as of June 2016; Morristown, TN, with a population of 117,000 as of June 2016; Roanoke, VA, with a population of 314,000 as of June 2016; and Raleigh, NC, with a population of 1.3 million as of June 2016 according to the United State Census Bureau.
Asheville is known for its natural beauty, scenic surroundings, and its vibrant cultural and arts community that parallels that of many larger cities in the United States. It is home to a number of historical attractions, the most prominent of which is the Biltmore Estate, a historic mansion with gardens and a winery that draws approximately one million tourists each year. Due to its scenic location and diverse cultural and historical offerings, the Asheville metropolitan area is a popular destination for tourists, which continues to positively impact our local economy. In addition, affordable housing prices, compared to many bigger cities, combined with the region’s favorable climate have also made the Asheville metropolitan area an increasingly attractive destination for retirees seeking to relocate from other parts of the United States. The area has several major employers which include: Buncombe County Public Schools, City of Asheville, Mission Health System and Hospital, The Biltmore Company, Ingles Markets, Inc., and the VA Medical Center. Also supporting the economy is the Asheville Regional Airport that transports over 827,000 passengers a year as well as numerous colleges and universities, medical centers, and arts and entertainment facilities. HomeTrust Bank is the only community bank headquartered in this vibrant and growing market.
The Charlotte-Concord-Gastonia, NC-SC metropolitan area is located in both North and South Carolina, within and surrounding the city of Charlotte. Located in the Piedmont region of the Southeastern United States, the Charlotte metropolitan area is well known for its lower cost of living, diversified economy, national sports team, and thriving arts community that has led it to be one of the highest in-migration cities in the country according to the Charlotte Chamber. The region is headquarters to several Fortune 500 and Fortune 1000 companies, including Bank of America, Duke Energy, Sealed Air, Nucor Steel, Sonic Automotive, and Lowe's Home Improvement Stores. The Charlotte MSA is the largest in the Carolinas.
The Greenville-Anderson-Mauldin, SC metropolitan area is located in upstate South Carolina, in the foothills of the Blue Ridge Mountains. Major employment sectors for the MSA include services, manufacturing, and retail trade including major facilities for BMW, Michelin, Walgreens, and Lockheed Martin. Additional employers include Greenville Health System, Greenville County School District, and Bon Secours St. Francis Health System.
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
The Kingsport-Bristol-Bristol, TN-VA MSA is home to the headquarters of Eastman Chemical Company as well as a diverse mix of manufacturing firms, technology companies, and small businesses. The major economic components in Kingsport are healthcare, manufacturing and educational services.
The Knoxville, TN metropolitan area is located where the French Broad and Holston Rivers converge to form the Tennessee River. It is the largest city in East Tennessee and ranks third largest in the state. It is located in a broad valley between the Cumberland Mountains to the northwest and the Great Smoky Mountains to the southeast. The Knoxville area is frequently cited in national surveys, including U.S. News Best Places To Live as a quality place in which to live. The University of Tennessee calls Knoxville home, with over 27,000 students, making an array of educational and cultural opportunities available to area residents. Affordable housing, health care costs below the national average, a low crime rate, and a pleasant climate and location with nearby lakes and mountains are factors which make Knoxville an attractive place to settle. Major employment sectors in the Knoxville area include government, education, and healthcare.
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
The Roanoke, VA metropolitan area is located in the Roanoke Valley of western Virginia in the midst of the Blue Ridge and Alleghany Mountains. This 1,874-square mile region is bordered on the west by West Virginia and along the east by the Blue Ridge Mountains. The area is strategically accessible to both the East Coast and Mid-West markets with Interstate 81 passing through the region, Interstate 64 directly north, and Interstate 77 nearby to the south. The Roanoke MSA is the transportation hub of the area with an integrated interstate highway, rail, and air transportation network. Roanoke has the most diverse economy in Virginia according to Virginia Business and is the cultural and business hub for western Virginia. The Roanoke MSA is home to several large regional banking offices, headquarters of the Fortune 500 retailer Advance Auto, and to several large advanced manufacturing operations, such as those owned by General Electric, ITT Exelis, Dynax America, and Optical Cable Corporation, among others. The Roanoke, VA MSA’s major employment sectors include government, health care and social assistance, retail trade, and manufacturing.
The Raleigh, NC metropolitan area is located in the northeast central region of North Carolina and routinely ranks among the nation's highest in places to do business and obtain an education. Raleigh is the capital of North Carolina, home to North Carolina State University and central to one of the fastest growing areas in the country - the Research Triangle Park. With its proximity to the Research Triangle Park and several major universities, including the University of North Carolina at Chapel Hill and Duke University, Raleigh has become known for its strengths in technology and innovation.
Unemployment data remains one of our most informative indicators of our local economy. Based on information from the U.S. Bureau of Labor Statistics we have set forth below information regarding the unemployment rates nationally and in our market areas.

	As of June 30,
Location	2017	2016
U.S. National	4.5%	4.9%
North Carolina	4.2%	4.7%
Asheville MSA	3.4%	4.1%
Charlotte/Concord/Gastonia	4.0%	5.0%
Raleigh	3.7%	4.4%
South Carolina	4.0%	5.2%
Greenville	3.9%	5.2%
Tennessee	3.6%	4.3%
Morristown	4.4%	5.4%
Johnson City	4.7%	5.6%
Kingsport-Bristol	4.6%	5.4%
Knoxville	4.1%	4.7%
Virginia	3.7%	3.7%
Roanoke	4.0%	3.9%
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

Location	Rank(1)	Deposit Market Share(1)
North Carolina	16th	0.35%
Asheville MSA	5th	7.33%
Charlotte/Gastonia	19th	0.05%
South Carolina	78th	0.05%
Greenville	22nd	0.04%
Tennessee(2)	40th	0.39%
Morristown(2)	1st	24.98%
Johnson City(2)	4th	8.92%
Kingsport-Bristol(2)	6th	6.79%
Knoxville	25th	0.20%
Virginia(2)	63rd	0.11%
Roanoke	7th	6.64%
Bristol(2)	5th	5.50%
___________________________________________________________________
(1) Source: FDIC data as of June 30, 2016
(2) Adjusted for TriSummit Bank acquisition
Overall, we distinguish ourselves from larger, national banks operating in our market areas by providing local decision-making and competitive customer-driven products with excellent service, responsiveness, and execution. In addition, our larger capital base and product mix enable us to compete effectively against smaller banks. Our bankers believe that strong relationships lead to great things and strive everyday to ensure our customers are "ready for what's next" in their financial future.
In addition, the way we create differentiation from our competition to fuel organic growth is by focusing on “HOW” we deliver our products and services. Many of our employees have been a part of HomeTrust Bank for decades, while a significant number of employees have more recently brought their industry knowledge and expertise to us through internal growth and acquisitions, reflecting their desire to be a part of a high performing team that works well together to make a difference for customers. We strive to create organizational clarity by adhering to our core values of caring and teamwork while continuing to reach for our aspirational values of customer satisfaction, accountability, continuous improvement, and humility. This “culture model” includes four key principles:

•	making a difference for customers every day is both fun and personally rewarding;

•	success is built on relationships;

•	we must continually add value to relationships with our customers and with each other; and

•	we need to grow ourselves and our ability to make a difference and add value to relationships.
In implementing these principles, the directors, management team, and employees work together as a team to meet the financial needs of our customers while supporting local nonprofit and community organizations to improve the quality of life for individuals and businesses in our communities. We support affordable housing and education initiatives to help build healthy communities through both financial assistance and employees volunteering thousands of hours annually in their local markets. We believe the opportunity to stay close to our customers gives us a unique position in the banking industry as compared to our larger competitors and we are committed to continuing to build strong relationships with our employees, customers, and communities for generations to come.

Lending Activities
The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and allowances for losses) at the dates indicated.

	At June 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Retail consumer loans:
One-to-four family	$684,089	29.08%	$623,701	34.04%	$650,750	38.61%	$660,630	44.09%	$602,980	51.69%
Home equity - originated	157,068	6.68	163,293	8.91	161,204	9.56	148,379	9.90	125,676	10.77
Home equity - purchased	162,407	6.90	144,377	7.88	72,010	4.27	—	—	—	—
Construction and land/lots	50,136	2.13	38,102	2.08	45,931	2.73	59,249	3.95	51,546	4.42
Indirect auto finance	140,879	5.99	108,478	5.92	52,494	3.11	8,833	0.59	—	—
Consumer	7,900	0.34	4,635	0.25	3,708	0.22	6,331	0.42	3,349	0.29
Total retail consumer loans	1,202,479	51.12%	1,082,586	59.08%	986,097	58.50%	883,422	58.95%	783,551	67.17%
Commercial loans:
Commercial real estate	730,408	31.04%	486,561	26.55%	441,620	26.20%	377,769	25.21%	231,086	19.81%
Construction and development	197,966	8.42	86,840	4.74	64,573	3.83	56,457	3.78	23,994	2.06
Commercial and industrial	120,387	5.12	73,289	4.00	84,820	5.03	74,435	4.97	11,452	0.98
Municipal leases	101,175	4.30	103,183	5.63	108,574	6.44	106,215	7.09	116,377	9.98
Total commercial loans	1,149,936	48.88%	749,873	40.92%	699,587	41.50%	614,876	41.05%	382,909	32.83%
Total loans	2,352,415	100.00%	1,832,459	100.00%	1,685,684	100.00%	1,498,298	100.00%	1,166,460	100.00%
Less:
Deferred costs (fees), net	(945)		372		23		(1,340)		(2,277)
Allowance for losses	(21,151)		(21,292)		(22,374)		(23,429)		(32,073)
Total loans receivable, net	$2,330,319		$1,811,539		$1,663,333		$1,473,529		$1,132,110

The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and allowances for loan losses) at the dates indicated.

	At June 30,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:	(Dollars in thousands)
Retail consumer loans:
One-to-four family	$365,566	15.5%	$326,347	17.8%	$351,904	20.9%
Home equity - originated	1,664	0.1	416	—	—	—
Construction and land/lots	42,149	1.8	27,907	1.5	32,685	1.9
Indirect auto finance	140,879	6.0	108,478	5.9	52,494	3.1
Consumer	7,887	0.3	4,620	0.3	3,658	0.2
Commercial loans:
Commercial real estate	444,055	18.9	303,854	16.6	319,593	19.0
Construction and development	50,231	2.1	29,204	1.6	36,962	2.2
Commercial and industrial	73,600	3.1	42,874	2.3	46,126	2.7
Municipal leases	101,175	4.3	103,183	5.7	108,574	6.5
Total fixed-rate loans	1,227,206	52.2%	946,883	51.7%	951,996	56.5%
Adjustable-rate loans:
Retail consumer loans:
One-to-four family	318,523	13.5%	297,354	16.2%	298,846	17.7%
Home equity - originated	155,404	6.6	162,877	8.9	161,204	9.6
Home equity - purchased	162,407	6.9	144,377	7.9	72,010	4.3
Construction and land/lots	7,987	0.3	10,195	0.6	13,246	0.8
Consumer	13	—	15	—	50	—
Commercial loans:
Commercial real estate	286,353	12.2	182,707	10.0	122,027	7.2
Construction and development	147,735	6.3	57,636	3.1	27,611	1.6
Commercial and industrial	46,787	2.0	30,415	1.7	38,694	2.3
Total adjustable-rate loans	1,125,209	47.8%	885,576	48.3%	733,688	43.5%
Total loans	2,352,415	100.0%	1,832,459	100.0%	1,685,684	100.0%
Less:
Deferred costs (fees), net	(945)		372		23
Allowance for losses	(21,151)		(21,292)		(22,374)
Total loans receivable, net	$2,330,319		$1,811,539		$1,663,333
The increase in loans since 2015 was primarily due to the $258.1 million in loans acquired from TriSummit and organic loan growth, especially the origination of indirect auto finance loans, commercial real estate, and construction and development loans as well as the purchase of home equity loans. Going forward, we plan to place more emphasis on certain lending products in order to increase commercial real estate, construction and development and commercial and industrial loans as a percentage of the total loan portfolio. For further discussion, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report.

Loan Maturity.  The following table sets forth certain information at June 30, 2017 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Retail Consumer
	Due During Years Ending June 30,
	2018	2019	2020	2021 to 2022	2023 to 2026	2027 to 2031	2032 and following	Total
	(Dollars in thousands)
One-to-four family
Amount	$14,427	12,989	12,215	50,429	53,000	163,816	377,213	$684,089
Weighted Average Rate	4.97%	4.73%	4.63%	4.23%	4.43%	3.66%	4.08%	4.06%
Home equity - originated
Amount	$4,435	6,190	5,716	15,807	39,424	20,618	64,878	$157,068
Weighted Average Rate	4.59%	4.54%	5.06%	4.92%	4.31%	4.64%	4.59%	4.57%
Home equity - purchased
Amount	$—	—	—	—	—	—	162,407	$162,407
Weighted Average Rate	—%	—%	—%	—%	—%	—%	4.00%	4.00%
Construction and land/lots
Amount	$214	633	179	1,346	4,126	6,847	36,791	$50,136
Weighted Average Rate	6.22%	6.31%	6.13%	5.05%	5.99%	5.58%	3.60%	4.16%
Indirect auto finance
Amount	$118	906	4,832	64,263	70,760	—	—	$140,879
Weighted Average Rate	3.25%	3.67%	3.76%	3.06%	3.32%	—%	—%	3.22%
Consumer
Amount	$277	368	522	2,246	789	1,594	2,104	$7,900
Weighted Average Rate	6.50%	5.45%	4.62%	4.36%	4.26%	4.49%	7.89%	5.43%

	Commercial Loans
	Due During Years Ending June 30,
	2018	2019	2020	2021 to 2022	2023 to 2026	2027 to 2031	2032 and following	Total
	(Dollars in thousands)
Commercial real estate
Amount	45,271	60,758	81,880	269,056	182,948	57,444	33,051	$730,408
Weighted Average Rate	4.69%	4.33%	3.99%	3.94%	3.68%	4.09%	4.22%	3.99%
Construction and development
Amount	60,180	27,842	15,277	53,165	30,634	8,853	2,015	$197,966
Weighted Average Rate	4.65%	4.37%	4.27%	3.98%	3.62%	4.03%	3.56%	4.20%
Commercial and industrial
Amount	24,384	11,904	8,747	44,080	26,028	2,735	2,509	$120,387
Weighted Average Rate	4.64%	4.14%	4.39%	4.07%	4.18%	3.36%	4.60%	4.23%
Municipal leases(1)
Amount	479	1,901	1,978	6,377	16,766	39,047	34,627	$101,175
Weighted Average Rate	6.74%	4.60%	4.60%	4.41%	5.76%	5.57%	5.59%	5.50%

	Total
	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending June 30,
2018	$149,785	4.70%
2019	123,491	4.38
2020	131,346	4.16
2021 to 2022	506,769	3.92
2023 to 2026	424,475	3.90
2027 to 2031	300,954	4.12
2032 and following	715,595	4.18
Total	$2,352,415	4.11%
_________________________________________________________

(1)	The weighted average rate of municipal loans is adjusted for a 34% federal income tax rate since the interest income from these leases is tax exempt.
The total amount of loans due after June 30, 2018, which have predetermined interest rates is $1.03 billion, while the total amount of loans which have adjustable interest rates is $1.17 billion.
Lending Authority.  Loan credit authority is granted to various officers of the Bank and approved at least annually by the Credit Risk Committee, which is made up of the Chief Banking Officer, Chief Credit Officer, and Chief Risk Officer. Generally, total credit exposure that exceeds the loan credit authority of each officer must be approved by the Senior Credit Officer or Chief Credit Officer. Loan relationships in excess of $7.5 million in total credit exposure must be approved by our Senior Loan Committee comprised of the Chief Banking Officer, Chief Credit Officer, two Senior Credit Officers, and two Commercial Relationship Managers. Loans in excess of $15.0 million in total credit exposure must be approved by the Executive Loan Committee comprised of the Chief Executive Officer, Chief Banking Officer, Chief Credit Officer and a Market President. Total credit exposure exceeding 60% of the Bank’s legal lending limit must be approval by the Bank's board of directors.
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
At June 30, 2017, the maximum amount under federal regulation that we could lend to any one borrower and the borrower’s related entities was approximately $49.0 million. Our five largest lending relationships are with commercial borrowers and totaled approximately $95.9 million in the aggregate, or 4.1% of our $2.4 billion loan portfolio at June 30, 2017. The largest lending relationship at June 30, 2017 consisted of three loans totaling approximately $24.6 million to a borrower in Charlotte, NC. The largest loan in this relationship had an outstanding balance of $11.6 million as of June 30, 2017 and was secured by a non-owner-occupied medical office property located in southeast Louisiana. The remaining relationship exposure consisted of two loans secured by non-owner-occupied medical office properties located in North Carolina and Georgia. At June 30, 2017, these loans were performing in accordance with their original repayment terms.
The second largest lending relationship at June 30, 2017 was approximately $20.0 million consisting of 18 loans. The largest loan in this relationship at June 30, 2017 had an outstanding balance of $5.5 million and was secured by a multi-family property located in Sullivan County, Tennessee. The remaining relationship exposure primarily consisted of various owner-occupied and non-owner-occupied retail, office, and industrial properties located in East Tennessee. At June 30, 2017 these loans were performing in accordance with their original repayment terms.
The third largest lending relationship at June 30, 2017 was approximately $19.7 million consisting of two loans, the largest of which had an outstanding balance of $13.5 million and was secured by business assets. The second loan was secured by an owner-occupied industrial property located in Buncombe County, North Carolina. At June 30, 2017, all loans in the relationship were performing in accordance with their original repayment terms.
The fourth largest lending relationship at June 30, 2017 was approximately $16.2 million consisting of seven loans, the largest of which had an outstanding balance of $4.8 million and was secured by a non-owner-occupied retail property in Union County, NC. The remaining relationship exposure was secured by various single tenant and multi-tenant retail properties located throughout five North Carolina counties. At June 30, 2017, all loans in the relationship were performing in accordance with their original repayment terms.
The fifth largest lending relationship at June 30, 2017 was approximately $15.4 million consisting of two loans, the largest of which had an outstanding balance of $14.3 million and was secured by the land and improvements of an assisted living property under construction in Greenville County, South Carolina. The remaining loan is secured by accounts receivable. As of June 30, 2017 these loans were performing in accordance with their original repayment terms.

Retail Consumer Loans
One-to-Four Family Real Estate Lending. We originate loans secured by first mortgages on one-to-four family residences typically for the purchase or refinance of owner-occupied primary or secondary residences located primarily in our market areas. We originate one-to-four family residential mortgage loans primarily through referrals from real estate agents, builders, and from existing customers. Walk-in customers are also important sources of loan originations. At June 30, 2017, $684.1 million, or 29.1%, of our loan portfolio consisted of loans secured by one-to-four family residences.
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
The majority of our one-to-four family residential loans are originated with fixed rates and have terms of ten to 30 years. At June 30, 2017 our one-to-four family residential loan portfolio included $365.6 million in fixed rate loans, of which $36.4 million were ten year fixed rate loans. We generally originate fixed rate mortgage loans with terms greater than 15 years for sale to various secondary market investors on a servicing released basis. We also originate adjustable-rate mortgage, or ARM, loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin. Most of our ARM loans are hybrid loans, which after an initial fixed rate period of one, five, seven, or ten years will convert to an annual adjustable interest rate for the remaining term of the loan. Our ARM loans have terms up to 30 years. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our asset/liability management objectives. Our ARM loans generally have a floor interest rate set at the initial interest rate, and a cap of two percentage points on rate adjustments during any one year and six percentage points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.
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
Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average size of our one-to-four family residential loans was $114,504 at June 30, 2017.
A majority of our loans are “non-conforming” because they are adjustable rate mortgages which contain interest rate floors or do not satisfy credit or other requirements due to personal and financial reasons (i.e. divorce, bankruptcy, length of time employed, etc.), conforming loan limits (i.e. jumbo mortgages), and other requirements, imposed by secondary market purchasers. Some of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy a need in our local market areas. As a result, subject to market conditions, we intend to continue to originate these types of loans. Total non-conforming loans were $352.4 million at June 30, 2017.
Property appraisals on real estate securing our one-to-four family loans in excess of $250,000 that are not originated for sale are made by a state-licensed or state-certified independent appraiser approved by the board of directors. Appraisals are performed in accordance with applicable regulations and policies. For loans that are less than $250,000, we may use the tax assessed value, broker price opinions, and/or a property inspection in lieu of an appraisal. We generally require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to-four family loans. We do not originate permanent one-to-four family mortgage loans with a negatively amortizing payment schedule, and currently do not offer interest-only mortgage loans. We have not typically originated stated income or low or no documentation one-to-four family loans. At June 30, 2017, $11.2 million of our one-to-four family loans were interest-only of which $9.3 million served as collateral for commercial purpose loans. In connection with the new rules issued by the Consumer Financial Protection Bureau ("CFPB"), which includes a definition for “qualified mortgage” loans based on the borrower’s ability to repay the loan, we believe that substantially all of the mortgage loans approved by us meet this standard.
At June 30, 2017, $93.0 million of our one-to-four family loan portfolio consisted of loans secured by non-owner occupied residential properties. Loans secured by residential rental properties represent a unique credit risk to us and, as a result, we adhere to specific underwriting guidelines for such loans. Additionally, we have established specific loan portfolio concentration limits for loans secured by residential rental property to prevent excessive credit risk that could result from an elevated concentration of these loans. A primary risk factor in non-owner occupied residential real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the successful operation and management of the properties, as well as, the ability of tenants to pay rent. As a result, repayment of such loans may be subject to adverse economic conditions and unemployment trends, and may be sensitive to changes in the supply and demand for such properties. We consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases. We periodically monitor the performance and cash flow sufficiency of certain residential rental property borrowers based on a number of factors such as loan performance, loan size, total borrower credit exposure, and risk grade.
Home Equity Lines of Credit.  Our originated home equity lines of credit ("HELOCs"), consisting primarily of adjustable-rate lines of credit, have been one of the largest component of our retail loan portfolio over the past several years. At June 30, 2017, HELOCs-originated totaled $157.1 million or 6.7% of our loan portfolio of which $77.2 million was secured by a first lien on owner-occupied residential property. The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, typically up to 85% of the value of the property securing the loan (less any prior mortgage loans) with an adjustable-rate of interest based on The Wall Street Journal prime rate plus a margin. Currently, our home equity line of credit floor interest rate is dependent on the overall loan to value, and has a cap of 18% above the floor rate over the life of the loan. Originated HELOCs generally have up to a 15-year draw period and amounts may be reborrowed after payment at any time during the draw period. Once the draw period has lapsed, the payment is amortized over a 15-year period based on the loan balance at that time. At June 30, 2017, unfunded commitments on these lines of credit totaled $182.0 million.
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
In December 2014, the Company began purchasing HELOCs originated by other financial institutions. At June 30, 2017, HELOCs-purchased totaled $162.4 million, or 6.9% of our loan portfolio. Unfunded commitments on these lines of credit were $28.2 million at June 30, 2017. The credit risk characteristics are different for these loans since they were not originated by the Company and the collateral is located outside the Company’s market area, primarily in several western states. All of these loans were originated in 2012 or later and had an average FICO score of 740 and loan to values of less than 90% at origination. Losses in this portfolio since December 2014 have been less than $50,000. The Company will continue to monitor the performance of these loans and adjust the allowance for loan losses as necessary.
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
At June 30, 2017, our construction and land/lot loan portfolio was $50.1 million compared to $38.1 million at June 30, 2016. At June 30, 2017, unfunded loan commitments totaled $42.4 million, compared to $27.9 million at June 30, 2016. Construction-to-permanent loans are made for the construction of a one-to-four family property which is intended to be occupied by the borrower as either a primary or secondary residence. Construction-to-permanent loans are originated to the homeowner rather than the homebuilder and are structured to be converted to a first lien fixed- or adjustable-rate permanent loan at the completion of the construction phase. We do not originate construction phase only or junior lien construction-to-permanent loans. The permanent loan is generally underwritten to the same standards as our one-to-four family residential loans and may be held by us for portfolio investment or sold in the secondary market. At June 30, 2017 our construction-to-permanent loans totaled $34.9 million and the average loan size was $170,000. During the construction phase, which typically lasts for six to 12 months, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed based on a percentage of completion. Construction-to-permanent loans require payment of interest only during the construction phase. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. Construction loans may be originated up to 95% of the cost or of the appraised value upon completion, whichever is less; however, we generally do not originate construction loans which exceed the lower of 80% loan to cost or appraised value without securing adequate private mortgage insurance or other form of credit enhancement such as the Federal Housing Administration or other governmental guarantee. We also require general liability, builder’s risk hazard insurance, title insurance, and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) on all construction loans. At June 30, 2017, the largest construction to permanent loan had an outstanding balance of $2.4 million and was performing according to the original repayment terms.
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
Land/lot loans are typically originated in an amount up to 70% of the lower of the purchase price or appraisal, are secured by a first lien on the property, for up to a 20-year term, require payments of interest only and are structured with an adjustable rate of interest on terms similar to our one-to-four family residential mortgage loans. At June 30, 2017, our land/lot loans totaled $15.2 million and the average land/lot loan size was

$52,000. At June 30, 2017, the largest land/lot loan had an outstanding balance of $522,000 and was performing according to the original repayment terms.
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
Indirect Auto Finance. During the middle of fiscal year 2014, we added the origination of indirect auto finance loans to our lending products. As of June 30, 2017, our indirect auto finance installment contracts totaled $140.9 million, or 6.0% of our total loan portfolio. Going forward, the Company expects to maintain the current size of this portfolio as a percentage of the total loan portfolio. As an indirect lender, we market to automobile dealerships, both manufacturer franchised dealerships and independent dealerships, who utilize our origination platform to provide automotive financing through installment contracts on new and used vehicles. As of June 30, 2017, we worked with 60 auto dealerships located in western North Carolina and upstate South Carolina. Working with strong dealerships within our market area provides us with the opportunity to actively deepen customer relationships through cross-selling opportunities, as 85.0% of our indirect auto finance loans are originated to noncustomers.
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
Our indirect auto portfolio at June 30, 2017, consisted of 7,346 installment loan contracts with a weighted-average contract rate of 4.22%, an average FICO credit score of 740, and an average loan to value ratio of 107.46% based on wholesale dealer invoice on new cars and the NADA Official Used Car Guide for used cars. Approximately 96% were originated through manufacturer franchised dealerships and approximately 4% were originated through independent dealerships; 45% were contracts on new vehicles and 55% were contracts on used vehicles. The loan term is averaging 69 months which is comparable to national auto industry data.
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
Consumer Lending.  Our consumer loans consist of loans secured by deposits accounts or personal property such as automobiles, boats, and motorcycles, as well as unsecured consumer debt. At June 30, 2017, our consumer loans totaled $7.9 million, or 0.3% of our loan portfolio. We originate our consumer loans primarily in our market areas.
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
Commercial Loans
Commercial Real Estate Lending.  We originate commercial real estate loans, including loans secured by office buildings, retail/wholesale facilities, hotels, industrial facilities, medical and professional buildings, churches, and multifamily residential properties located primarily in our market areas. As of June 30, 2017, $730.4 million or 31.0% of our total loan portfolio was secured by commercial real estate property, including multifamily loans totaling $93.7 million, or 4.0% of our total loan portfolio. Of the remaining amount, $208.8 million was identified as owner occupied commercial real estate, and $427.9 million was secured by income producing, or non-owner-occupied commercial real estate. Commercial real estate loans generally are priced at a higher rate of interest than one-to-four family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one-to-four family residential loans. Often payments on loans secured by commercial or multi-family properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.
The average outstanding loan size in our commercial real estate portfolio was $556,000 as of June 30, 2017. Given the Bank’s recent expansions into new mid-sized metropolitan areas, the Bank’s commercial focus is on developing and fostering strong banking relationships with small to mid-size clients within our market area. At June 30, 2017, the largest commercial real estate loan in our portfolio was to a local borrower in Charlotte, NC for $11.6 million, secured by a non-owner occupied medical office in Southeastern Louisiana. Our largest multi-family loan as of June 30, 2017 was a 95 unit townhouse complex on approximately 7.25 acres in Morristown, Tennessee with an outstanding balance of $5.5 million. Both of these loans were performing according to their original repayment terms as of June 30, 2017.
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
Construction and Development Lending. We originate residential construction and development loans for the construction of single-family residences, condominiums, townhouses, and residential developments. Our commercial construction development loans are for the development of business properties, including multi-family, retail, office/warehouse and office buildings. Our land, lots, and development loans are predominately for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes and for the future construction of speculative one-to-four family or commercial real estate.
Recently, our expansion into larger metro markets over the last three years combined with the hiring of experienced commercial real estate relationship managers, credit officers, and the development of a construction risk management group to better manage construction risk, has led to a significant increase in and conscience effort to grow the construction and development portfolio. At June 30, 2017, our construction and development loans totaled $198.0 million, or 8.4% of our total loan portfolio. At June 30, 2017, $61.0 million or 30.8% of our construction and development loans required interest-only payments. A minimal amount of these construction loans provide for interest payments to be paid out of an interest reserve, which is established in connection with the origination of the loan pursuant to which we will fund the borrower's monthly interest payments and add the payments to the outstanding principal balance of the loan. Unfunded commitments at June 30, 2017 totaled $116.0 million compared to $97.3 million at June 30, 2016. Land acquisition and development loans are included in the construction and development loan portfolio, and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchase and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sale to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans.
Land acquisition and development loans are generally secured by property in our primary market areas. In addition, these loans are secured by a first lien on the property, are generally limited up to 65% of the lower of the acquisition price or the appraised value of the land and generally have a maximum amortization term of ten years with a balloon maturity of up to three years. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste. At June 30, 2017, our land acquisition and development loans in our commercial construction and development portfolio totaled $62.3 million. The largest land acquisition and development loan had an outstanding balance at June 30, 2017 of $3.9 million and was performing according to its repayment terms. The subject loan is secured by undeveloped land located in Wake County, NC. At June 30, 2017, 11 land acquisition and development loans totaling $1.8 million were classified as nonaccruing.
Part of our land, lot, and development portfolio consists of speculative construction loans for homes. These homes typically have an average price ranging from $200,000 to $500,000. Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either us or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to fund the debt service on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant period of time after the completion of construction, until a home buyer is identified. Loans to finance the construction of speculative single-family homes and subdivisions are generally offered to experienced builders with proven track records of performance, are qualified using the same standards as other commercial loan credits, and require cash reserves to carry projects through construction completions and sale of the project. These loans require payment of interest-only during the construction phase. At June 30, 2017, loans for the speculative construction of single family properties totaled $44.9 million compared to $20.3 million at June 30, 2016. At June 30, 2017, we had ten borrowers with an aggregate outstanding loan balance over $1.0 million which comprise 65.7% of the total balance for the speculative construction of single family properties and secured by properties located in our market areas. At June 30, 2017, no speculative construction loans were classified as nonaccruing. Unfunded commitments at June 30, 2017 totaled $30.1 million compared to $17.8 million at June 30, 2016.
Commercial construction and construction to permanent loans are offered on an adjustable interest rate or fixed interest rate basis. Adjustable interest rate based loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, plus or minus an interest rate margin. The initial construction period is generally limited to 12 to 24 months from the date of origination, and amortization terms are generally limited to 20 years; however, amortization terms of up to 25 years may be available for certain property types based on elevated underwriting and qualification criteria. Construction to permanent loans generally include a balloon maturity of five years or less; however, balloon maturities of greater than five years are allowed on a limited basis depending on factors such as property type, amortization term, lease terms, pricing, or the availability of credit enhancements. Construction loan proceeds are disbursed commensurate with the percentage of completion of work in place, as documented by periodic internal or third party inspections. The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised post-construction value. Disbursement of funds is at our sole discretion and is based on the progress of construction. At June 30, 2017 we had $90.8 million of non-residential construction loans included in our commercial construction and development loan portfolio.
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

Commercial and industrial loans typically have shorter maturity terms and higher interest rates than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market areas. At June 30, 2017, commercial and industrial loans totaled $120.4 million, which represented 5.1% of our total loan portfolio. Our commercial and industrial lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.
Subsequent to June 30, 2017, we began commercial business loan originations made under the U.S. Small Business Administration ("SBA") 7(a) and United States Department of Agriculture Business & Industry (“USDA B&I”) programs to small businesses located throughout the Southeast. We originate these loans utilizing a third party service provider that facilitates processing and origination services for these loans based on the Bank’s underwriting and pricing criteria as well as the servicing of these loans. Loans made by the Bank under the SBA 7(a) and USDA B&I programs generally are made to small businesses to provide working capital needs, to refinance existing debt or to provide funding for the purchase of businesses, real estate, machinery, and equipment. These loans generally are secured by a combination of assets that may include receivables, inventory, furniture, fixtures, equipment, business real property, commercial real estate and sometimes additional collateral such as an assignment of life insurance and a lien on personal real estate owned by the guarantor(s). The terms of these loans vary by use of funds. The loans are primarily underwritten on the basis of the borrower’s ability to service the loan from qualifying business income. Under the SBA 7(a) and USDA B&I loan program the loans carry a government guaranty up to 90% of the loan in some cases. Typical maturities for this type of loan vary up to twenty-five years and can be thirty years in some circumstances. SBA 7(a) and USDA B&I loans will normally be adjustable rate loans based upon the Wall Street Journal prime lending rate. Under the loan programs, we will typically sell in the secondary market the guaranteed portion of these loans to generate noninterest income and retain the related unguaranteed portion of these loans; loan servicing will be handled by the third party loan service provider for a fee paid for by the purchaser of the guaranteed loan portion. We generally offer SBA 7(a) loans up to $5.0 million and USDA B&I loans up to $10.0 million.
Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our commercial and industrial loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of equipment, inventory or accounts receivable. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.
Municipal Leases.  We offer ground and equipment lease financing to fire departments located primarily throughout North Carolina and, to a lesser extent, South Carolina. Municipal leases are secured primarily by a ground lease in our name with a sublease to the borrower for a fire station or an equipment lease for fire trucks and firefighting equipment. Prior to December 31, 2016, we originated these loans primarily through a third party that assigned the lease to us after we funded the loan. On December 31, 2016, we acquired the third party originator, United Financial of North Carolina, Inc., and now all originations and underwriting is performed directly by us prior to funding. These leases are at a fixed rate of interest and may have a term to maturity of up to 20 years.
At June 30, 2017, municipal leases totaled $101.2 million, which represented 4.3% of our total loan portfolio. At that date, $33.8 million, or 33.4% of our municipal leases were secured by fire trucks, $26.2 million, or 25.9%, were secured by firehouses, $39.6 million or 39.1%, were secured by both, with the remaining $1.6 million or 1.6% secured by miscellaneous firefighting equipment. At June 30, 2017, the average outstanding municipal lease size was $483,000. These loans are our highest yielding loans since the interest earned is tax-exempt, and this portfolio has the lowest delinquency rate of any of our loan types.
Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for such purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2017, $2.4 million of our municipal leases contained a non-appropriation clause.

Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market area. Demand is affected by competition and the interest rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. We do not generally purchase loans or loan participations except for certain HELOCs. We actively sell the majority of our long-term fixed-rate residential first mortgage loans to the secondary market at the time of origination and retain our adjustable-rate residential mortgages and certain fixed-rate mortgages with terms to maturity less than or equal to 15 years and other consumer and commercial loans. During the years ended June 30, 2017 and 2016 we sold $135.7 million and $92.5 million, respectively, of predominantly one-to-four family loans to the secondary market. We release the servicing on the loans we sell into the secondary market. Loans are generally sold on a non-recourse basis.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Years Ended June 30,
	2017	2016	2015
Originations:(1)
Retail consumer:	(In thousands)
One-to-four family	$233,478	$173,540	$163,652
Home equity - originated	47,072	50,406	46,728
Construction and land/lots	71,674	42,493	49,689
Indirect auto finance	84,707	87,844	53,010
Consumer	2,722	4,192	3,113
Commercial loans:
Commercial real estate	238,870	137,660	112,349
Construction and development	192,803	164,945	47,955
Commercial and industrial	92,591	22,933	34,583
Municipal leases	8,278	—	—
Total loans originated	$972,195	$684,013	$511,079
Purchases:
Retail consumer:
Home equity - purchased	$77,000	$109,045	$79,039
Commercial loans:
Commercial real estate	930	489	648
Municipal leases	8,973	11,118	15,282
Loans acquired through business combination	258,059	—	87,529
Total loans purchased or acquired	$344,962	$120,652	$182,498
Sales and repayments:
Retail consumer:
One-to-four family	$135,365	$92,054	$73,474
Home equity - originated	—	15	—
Consumer	—	1	—
Commercial loans:
Commercial real estate	2,781	89	6,386
Construction and development	—	44	805
Commercial and industrial	—	287	594
Total sales	138,146	92,490	81,259
Principal repayments	660,548	565,142	420,232
Total reductions	$798,694	$657,632	$501,491
Net increase	$518,463	$147,033	$192,086
________________________________________________

(1)	Originations include one-to-four loans originated for sale of $134.3 million, $92.0 million, and $74.4 million for years ended June 30, 2017, 2016, and 2015, respectively.
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
The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 2017.

	Loans Delinquent For:
							Total Loans Delinquent
	30-89 Days			90 Days and Over			30 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Retail consumer loans:
One-to-four family	54	$3,496	0.51%	47	$3,990	0.58%	101	$7,486	1.09%
Home equity - originated	14	1,037	0.66	9	274	0.17	23	1,311	0.83
Construction and land/lots	5	132	0.26	5	129	0.26	10	261	0.52
Indirect auto finance	9	96	0.07	—	—	—	9	96	0.07
Consumer	6	5	0.06	5	14	0.18	11	19	0.24
Commercial loans:
Commercial real estate	8	809	0.11	14	3,100	0.42	22	3,909	0.54
Construction and development	3	385	0.19	9	887	0.45	12	1,272	0.64
Commercial and industrial	2	37	0.03	37	831	0.69	39	868	0.72
Total	101	$5,997	0.25%	126	$9,225	0.39%	227	$15,222	0.65%
Nonperforming Assets.  Nonperforming assets were $20.0 million, or 0.62% of total assets at June 30, 2017, compared to $24.5 million, or 0.90%, at June 30, 2016.
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
Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. Troubled debt restructurings are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. During the fiscal year ended June 30, 2017, 41 loans for $4.9 million were modified from their original terms and were identified in our asset quality reports as a troubled debt restructuring. This compares to 55 loans for $6.1 million that were modified in the fiscal year ended June 30, 2016. As of June 30, 2017, the outstanding balance of troubled debt restructured loans was $32.7 million, comprised of 361 loans as compared to $33.7 million comprised of 366 loans at June 30, 2016.
Once a nonaccruing troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, the troubled debt restructuring is removed from nonaccrual status. At June 30, 2017, $4.7 million of troubled debt restructurings were classified as nonaccrual, including $1.6 million of construction and development loans, the largest of which was $1.0 million as discussed below. As of June 30, 2017, $27.0 million, or 82.6% of the restructured loans have a current payment status as compared to $28.3 million, or 84.0% at June 30, 2016. Performing troubled debt restructurings decreased $1.2 million, or 4.3%, from June 30, 2016 to June 30, 2017. The table below sets forth the amounts and categories of nonperforming assets.

	At June 30,
	2017	2016	2015	2014	2013
Nonaccruing loans:(1) Retail consumer loans:	(In thousands)
One-to-four family	$6,453	$9,192	$10,523	$14,917	$29,811
Home equity - originated	1,291	1,026	1,856	2,749	3,793
Home equity - purchased	192	—	—	—	—
Construction and land/lots	245	188	465	443	2,172
Indirect auto finance	1	20	—	—	—
Consumer	29	15	49	27	42
Commercial loans:
Commercial real estate	2,756	3,222	5,103	12,953	21,149
Construction and development	1,766	1,417	3,461	5,697	10,172
Commercial and industrial	827	3,019	3,081	1,134	1,422
Municipal leases	106	419	316	—	—
Total nonaccruing loans	13,666	18,518	24,854	37,920	68,561
Real Estate Owned assets:
Retail consumer loans:
One-to-four family	990	794	1,613	3,876	4,276
Home equity - originated	45	30	20	627	642
Home equity - purchased	—	—	—	—	—
Construction and land/lots	690	846	1,096	1,613	1,861
Indirect auto finance	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial loans:
Commercial real estate	2,736	1,211	978	3,820	2,016
Construction and development	1,857	3,075	3,317	4,725	2,943
Commercial and industrial	—	—	—	—	—
Municipal leases	—	—	—	—	—
Total foreclosed assets	6,318	5,956	7,024	14,661	11,738
Total nonperforming assets	$19,984	$24,474	$31,878	$52,581	$80,299
Total nonperforming assets as a percentage of total assets	0.62%	0.90%	1.15%	2.53%	5.07%
Performing Troubled Debt Restructurings	$27,043	$28,263	$21,891	$22,179	$14,012
_______________________________________

(1)
Purchased-credit impaired ("PCI") loans totaling $6,664 at June 30, 2017, $6,607 at June 30, 2016, $8,158 at June 30, 2015, and $9,091 at June 30, 2014 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. There were no PCI loans prior to 2014.

For the years ended June 30, 2017 and 2016, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $897,000 and $1.2 million, respectively. The amount that was included in interest income on such loans was $1.0 million and $1.1 million, respectively. At June 30, 2017, $20.9 million in impaired loans were individually evaluated for impairment; $1.5 million of the allowance for loan losses was allocated to these individually impaired loans at period-end. A loan is impaired when it is probable, based on current information and events, that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreements. Troubled debt restructurings are also considered impaired. Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.
We record real estate owned ("REO") (property acquired through a lending relationship) at fair value less cost to sell on a non-recurring basis. All REO properties are recorded at amounts which are equal to the lower of the related loan balance or the fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the years ended June 30, 2017 and 2016, we recognized $292,000 and $318,000, respectively, of REO impairment charges.

Within our nonaccruing loans, as of June 30, 2017 we had one nonaccrual lending relationship with aggregate loan exposure in excess of $1.0 million, or 7.5% of our total nonaccruing loans. This loan is a $1.0 million troubled debt restructuring for construction and development loan secured by improved land zoned for commercial purposes located in Buncombe County, NC. At June 30, 2017, we had $6.3 million of REO, the largest of which had a book value of $768,000 and is related to a commercial real estate condominium project located in Bristol, VA. The second and third largest REO properties at June 30, 2017 consist of commercial real estate located in Boiling Springs, NC and undeveloped land located in Anderson County, TN with book values of $648,000 and $602,800, respectively. At June 30, 2017 all other REO properties have individual book values of less than $450,000.
REO increased $362,000, to $6.3 million at June 30, 2017 primarily due to the $2.4 million in transfers from loans and $1.5 million acquired through the TriSummit acquisition, partially offset by $3.3 million in sales of REO. The total balance of REO included $2.5 million in land, construction and development projects (both residential and commercial), $2.7 million in commercial real estate, and $1.1 million in single-family homes at June 30, 2017.
In fiscal 2017, we liquidated $4.4 million in REO based on contractual loan values at the time of foreclosure, realizing $3.2 million in net proceeds, or 72.6%, of the foreclosed contractual loan balances. As of June 30, 2017, the book value of our REO, expressed as a percentage of the related contractual loan balances at the time the properties were transferred to REO was 40.0%.
Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of June 30, 2017, there were 473 accruing loans totaling $48.7 million with respect to which known information about the possible credit problems of the borrowers have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories. These loans have been considered in management’s determination of our allowance for loan losses.
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
We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at June 30, 2017, our classified assets (consisting of $43.9 million of loans and $6.3 million of REO) totaled $50.2 million, or 1.57%, of our assets, of which $13.7 million was included in nonaccruing loans. The aggregate amounts of our classified assets and special mention loans at the dates indicated (as determined by management), were as follows:

		At June 30,
		2017	2016
	Classified Assets:	(In thousands)
	Loss	$28	$48
	Doubtful	1,560	1,375
Substandard	– performing	29,436	33,826
	– nonaccruing	12,869	17,704
	Total classified loans	43,893	52,953
	REO	6,318	5,956
	Total classified assets	50,211	58,909
	Special mention loans	18,481	25,144
	Total classified assets and special mention loans	$68,692	$84,053
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

In recent years, home and lot sales activity and real estate values have improved along with general economic conditions in our market areas resulting in materially lower loan charge-offs and nonaccruing loans than in prior fiscal years. Proactively managing our loan portfolio and aggressively resolving troubled assets has been and will continue to be a primary focus for us. As a result, our nonperforming assets declined substantially over the last several years. At June 30, 2017, our nonaccruing loans decreased to $13.7 million as compared to $18.5 million at June 30, 2016, and $24.9 million at June 30, 2015. At June 30, 2017, $6.6 million, or 48.0%, of our total nonaccruing loans were current on their loan payments as compared to $8.1 million, or 43.7%, of total nonaccruing loans at June 30, 2016. During fiscal 2017 classified assets decreased $8.7 million, or 14.8%, to $50.2 million and delinquent loans (loans delinquent 30 days or more) decreased $4.3 million, or 21.9%, to $15.2 million at June 30, 2017. There were $141,000 and $1.1 million in net loan charge-offs during the fiscal years ended June 30, 2017 and 2016, respectively. There was no provision for loan losses during fiscal 2017 or 2016. We did not record a loan loss provision in either fiscal year as our improved risk profile, as indicated by the improvement in our key credit quality metrics, offset any additional allowance that might have been required to cover loan growth. Although we continue to actively engage our borrowers in resolving remaining problem assets, future additions to our allowance for loan losses will be meaningfully influenced by the course of economic conditions in our primary market areas as well as the national economy.
At June 30, 2017, our allowance for loan losses was $21.2 million, or 0.9%, of our total loan portfolio, and 154.8% of total nonaccruing loans. Excluding loans acquired, which have been recorded at fair value with an appropriate credit discount, the allowance for loan losses was 1.0% of total loans at June 30, 2017. Management’s estimation of an appropriate allowance for loan losses is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. The level of allowance is based on estimates and the ultimate losses may vary from these estimates. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received. In the opinion of management, the allowance, when taken as a whole, reflects estimated loan losses in our loan portfolio.
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

The following table summarizes the distribution of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2017		2016		2015		2014		2013
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:
Retail consumer loans:
One-to-four family	$4,476	29.08%	$6,595	34.04%	$7,990	38.61%	$10,527	44.09%	$15,098	51.69%
Home equity - originated	1,384	6.68	1,997	8.91	1,777	9.56	2,487	9.90	3,827	10.77
Home equity - purchased	838	6.90	558	7.88	432	4.27	—	—	—	—
Construction and land/lots	977	2.13	1,344	2.08	1,822	2.73	2,420	3.95	2,890	4.42
Indirect auto finance	881	5.99	1,016	5.92	464	3.11	113	0.59	—	—
Consumer	57	0.34	61	0.25	128	0.22	184	0.42	138	0.29
Commercial loans:
Commercial real estate	7,351	31.04	6,430	26.55	6,339	26.20	5,439	25.21	6,583	19.81
Construction and development	3,166	8.42	1,908	4.74	1,581	3.83	1,241	3.78	2,399	2.06
Commercial and industrial	1,524	5.12	721	4.00	1,104	5.03	249	4.97	156	0.98
Municipal leases	497	4.30	662	5.63	737	6.44	769	7.09	982	9.98
Total loans	$21,151	100.00%	$21,292	100.00%	$22,374	100.00%	$23,429	100.00%	$32,073	100.00%

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Years Ended June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period:	$21,292	$22,374	$23,429	$32,073	$35,100
Provision for (recovery of) loan losses	—	—	150	(6,300)	1,100
Charge-offs:
Retail consumer loans:
One-to-four family	439	799	1,878	3,269	1,855
Home equity - originated	18	94	551	330	1,023
Home equity - purchased	48	—	—	—	—
Construction and land/lots	165	321	483	804	770
Indirect auto finance	531	281	107	—	—
Consumer	18	168	274	33	67
Total retail consumer loans	1,219	1,663	3,293	4,436	3,715
Commercial loans:
Commercial real estate	139	200	704	413	1,624
Construction and development	21	259	368	377	1,568
Commercial and industrial	1,171	1,582	495	110	84
Municipal leases	—	—	—	—	—
Total commercial loans	1,331	2,041	1,567	900	3,276
Total charge-offs	2,550	3,704	4,860	5,336	6,991
Recoveries:
Retail consumer loans:
One-to-four family	181	683	758	875	617
Home equity - originated	231	157	231	153	95
Construction and land/lots	487	44	95	624	137
Indirect auto finance	122	58	34	—	—
Consumer	63	292	91	10	5
Total retail consumer loans	1,084	1,234	1,209	1,662	854
Commercial loans:
Commercial real estate	58	883	479	120	252
Construction and development	539	265	1,311	1,052	1,656
Commercial and industrial	728	240	656	159	102
Municipal leases	—	—	—	—	—
Total commercial loans	1,325	1,388	2,446	1,331	2,010
Total recoveries	2,409	2,622	3,655	2,993	2,864
Net charge-offs	141	1,082	1,205	2,343	4,127
Balance at end of period	$21,151	$21,292	$22,374	$23,429	$32,073
Net charge-offs during the period to average loans outstanding during the period	0.01%	0.06%	0.07%	0.19%	0.34%
Net charge-offs during the period to average non-performing assets	0.67%	3.77%	2.89%	3.40%	4.99%
Allowance as a percentage of nonperforming assets	105.84%	87.00%	70.19%	44.56%	39.94%
Allowance as a percentage of total loans(1)	0.90%	1.16%	1.33%	1.56%	2.75%
______________

(1)
Excluding loans acquired, which have been recorded at fair value with an appropriate credit discount, the allowance for loan losses was 1.03%, 1.32%, 1.58%, and 2.05% of total loans at June 30, 2017, 2016, 2015, and 2014, respectively.

Investment Activities
The Bank invests in various securities based on investment policies that have been approved by our board of directors and adhere to bank regulations. These securities include: United States Treasury obligations, securities of various federal agencies, including mortgage-backed securities, callable agency securities, certain certificates of deposit of insured banks and savings institutions, repurchase agreements, municipal bonds, investment grade corporate bonds and commercial paper, federal funds, and limited types of equity securities. See “How We Are Regulated - HomeTrust Bank” for a discussion of additional restrictions on our investment activities.
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
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk, and interest rate risk. At June 30, 2017, our $199.7 million securities portfolio consisted primarily of U.S. government agency securities and mortgage-backed securities, all held as available for sale. We currently do not have any investments held to maturity or for trading.
These securities are of high quality, possess minimal credit risk, and have an aggregate market value in excess of total amortized cost as of June 30, 2017. For more information, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” and Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 in this report.
The Company began purchasing commercial paper during fiscal 2015 in conjunction with its short-term leverage strategy, to take advantage of higher returns with relatively low risk, yet remain highly liquid. The commercial paper balance at June 30, 2017 was $149.9 million. For more information, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Financial Condition at June 30, 2017 and June 30, 2016.”
We do not currently participate in hedging programs, stand-alone contracts for interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments and have no present intention to do so. Further, we do not invest in securities which are not rated investment grade.
As a member of the FHLB of Atlanta, we had $32.1 million in stock of the FHLB of Atlanta at June 30, 2017. For the years ended June 30, 2017 and 2016, we received $1.3 million and $1.1 million, respectively, in dividends from the FHLB of Atlanta. As a member bank of the Federal Reserve, the Bank is required to maintain stock in the Federal Reserve Bank of Richmond ("FRB"). At June 30, 2017 we had $7.3 million in FRB stock. For the years ended June 30, 2017 and 2016, we received $383,000 and $370,000, respectively, in dividends from the FRB.
The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. All securities at the dates indicated have been classified as available for sale. At June 30, 2017, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States government or its agencies or United States government sponsored entities.

	At June 30,
	2017		2016		2015
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available for sale:
U.S. government agencies	$65,947	$65,830	$77,356	$77,980	$115,683	$116,071
Mortgage-backed securities	92,841	92,971	95,668	97,408	120,294	120,809
Municipal bonds	34,135	34,510	16,242	17,234	16,359	16,678
Corporate bonds	6,267	6,293	7,773	7,967	3,889	3,985
Equity securities	63	63	63	63	63	63
Total securities available for sale	199,253	199,667	197,102	200,652	256,288	257,606
FHLB stock	32,071	32,071	23,304	23,304	22,541	22,541
FRB stock	7,284	7,284	6,182	6,182	6,170	6,170
Total securities	$238,608	$239,022	$226,588	$230,138	$284,999	$286,317

The composition and contractual maturities of our investment securities portfolio as of June 30, 2017, excluding equity securities, FHLB, and FRB stock, are indicated in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	June 30, 2017
	1 year or less	Over 1 year to 5 years	Over 5 to 10 years	Over 10 years	Total
Securities available for sale:	(Dollars in thousands)
U.S. government agencies:
Amortized cost	$—	$60,568	$5,379	$—	$65,947
Fair value	—	60,348	5,482	—	65,830
Weighted average yield	—%	1.26%	2.54%	—%	1.36%
Mortgage-backed securities
Amortized cost	1	4,832	20,969	67,039	92,841
Fair value	1	4,817	20,919	67,234	92,971
Weighted average yield	1.34%	1.50%	1.87%	2.28%	2.15%
Municipal bonds
Amortized cost	1,429	12,896	9,451	10,359	34,135
Fair value	1,429	12,963	9,692	10,426	34,510
Weighted average yield	1.54%	2.22%	3.28%	3.05%	2.80%
Corporate bonds
Amortized cost	—	1,561	4,706	—	6,267
Fair value	—	1,638	4,655	—	6,293
Weighted average yield	—%	3.88%	2.57%	—%	3.12%
Total securities
Amortized cost	$1,430	$79,857	$40,505	$77,398	$199,190
Fair value	$1,430	$79,766	$40,748	$77,660	$199,604
Weighted average yield	1.54%	1.48%	2.37%	2.38%	2.03%

Sources of Funds
General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans, and funds provided from operations. Deposits increased $245.8 million, or 13.7%, to $2.0 billion at June 30, 2017 as compared to $1.8 billion at June 30, 2016, mainly as a result of the TriSummit acquisition, which increased deposits by $280.2 million.
Deposits.  We offer a variety of deposit accounts with a wide range of interest rates and terms to both consumers and businesses. Our deposits consist of savings, money market and demand accounts, and certificates of deposit ("CDs"). We solicit deposits primarily in our market areas. At June 30, 2017, 2016 and 2015, we had $16.8 million, $13.6 million, and $14.5 million in brokered deposits, respectively, which included certificates of deposit made under our participation in the Certificate of Deposit Account Registry Service® (“CDARS”). Through CDARS, we can provide a depositor the ability to place up to $50.0 million on deposit with us while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS network. In return, these financial institutions place customer funds with us on a reciprocal basis. As of June 30, 2017, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 77.4% of total deposits.
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
Approximately 22.6% of our total deposits are comprised of CDs. Our liquidity could be reduced if a significant amount of CDs, maturing within a short period of time, were not renewed. Historically, a significant portion of our CDs remain with us after they mature and we believe that this will continue. However, the need to retain these time deposits could result in an increase in our cost of funds.

The following table sets forth our deposit flows during the periods indicated.

	Years Ended June 30,
(Dollars in thousands)	2017	2016	2015
Beginning balance	$1,802,696	$1,872,126	$1,583,047
Deposits acquired from business combination	280,234	—	422,596
Net deposits withdrawals	(39,067)	(73,961)	(138,409)
Interest credited	4,588	4,531	4,892
Ending balance	$2,048,451	$1,802,696	$1,872,126
Net increase (decrease)	$245,755	$(69,430)	$289,079
Percent increase (decrease)	13.63%	(3.71)%	18.26%
The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated.

	2017		2016		2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
(Dollars in thousands)
Transaction and Savings Deposits:
Interest-bearing checking	$469,377	22.91%	$403,574	22.39%	$387,379	20.69%
Noninterest-bearing checking	310,172	15.14	225,336	12.50	204,050	10.90
Savings	237,149	11.58	210,817	11.69	221,674	11.84
Money market	569,607	27.81	520,320	28.86	481,948	25.74
Total non-certificates	$1,586,305	77.44%	$1,360,047	75.45%	$1,295,051	69.18%
Certificates:
0.00-0.99%	$360,449	17.60%	$385,342	21.38%	$473,539	25.29%
1.00-1.99%	89,279	4.36	40,841	2.27	64,126	3.43
2.00-2.99%	2,755	0.13	2,760	0.15	24,915	1.33
3.00-3.99%	5,234	0.26	9,275	0.51	10,065	0.54
4.00-4.99%	4,427	0.22	4,427	0.25	4,426	0.24
5.00% and over	2	—	4	—	4	—
Total certificates	$462,146	22.56%	$442,649	24.55%	$577,075	30.82%
Total deposits	$2,048,451	100.00%	$1,802,696	100.00%	$1,872,126	100.00%

The following table shows rate and maturity information for our CDs at June 30, 2017.

	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	4.00- 4.99%	5.00% or greater	Total	Percent of Total
	(In thousands)
Quarter ending:
September 30, 2017	$142,528	$26,071	$—	$3	$—	$—	$168,602	36.6%
December 31, 2017	54,153	6,400	—	—	—	—	60,553	13.1
March 31, 2018	40,810	7,606	—	94	—	—	48,510	10.5
June 30, 2018	32,979	23,065	—	53	12	—	56,109	12.1
September 30, 2018	16,205	3,770	—	98	—	—	20,073	4.3
December 31, 2018	12,594	1,503	4	—	—	—	14,101	3.1
March 31, 2019	7,810	2,499	—	—	—	—	10,309	2.2
June 30, 2019	7,189	4,504	—	—	—	—	11,693	2.5
September 30, 2019	5,398	2,493	—	2,746	69	—	10,706	2.3
December 31, 2019	5,606	3,377	—	1,408	—	—	10,391	2.2
March 31, 2020	5,369	1,538	—	812	—	—	7,719	1.7
June 30, 2020	6,393	451	643	20	—	—	7,507	1.6
Thereafter	23,415	6,002	2,108	—	4,346	2	35,873	7.8
Total	$360,449	$89,279	$2,755	$5,234	$4,427	$2	$462,146	100.0%
Percent of total	78.0%	19.3%	0.6%	1.1%	1.0%	—%	100.0%
The following table indicates the amount of our CDs by time remaining until maturity as of June 30, 2017.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
CDs less than $100,000	$86,048	$30,237	$51,025	$70,795	$238,105
CDs of $100,000 or more	76,393	27,017	48,740	56,371	208,521
Public funds(1)	6,161	3,299	4,854	1,206	15,520
Total certificates of deposit	$168,602	$60,553	$104,619	$128,372	$462,146
_______________________________

(1)	Deposits from government and other public entities.
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
We may obtain advances from the FHLB of Atlanta upon the security of certain of our mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. As of June 30, 2017, we had $696.5 million in FHLB advances outstanding and the ability to borrow an additional $22.3 million. In addition to FHLB advances, at June 30, 2017 we had a $105.5 million line of credit with the FRB, subject to qualifying collateral, and $60.0 million available through lines of credit with three unaffiliated banks, none of which was outstanding at June 30, 2017. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for more information about our borrowings.

The following tables set forth information regarding our borrowings at the end of and during the periods indicated.

	Year ended June 30,
	2017	2016	2015
	(Dollars in thousands)
Maximum balance:
Federal Home Loan Bank advances	$696,500	$507,000	$475,000
Average balances:
Federal Home Loan Bank advances	$576,749	$482,576	$245,464
Weighted average interest rate:
Federal Home Loan Bank advances	0.63%	0.31%	0.20%

	At June 30,
	2017	2016	2015
	(Dollars in thousands)
Balance outstanding at end of period:
Federal Home Loan Bank advances	$696,500	$491,000	$475,000
Weighted average interest rate:
Federal Home Loan Bank advances	1.13%	0.42%	0.20%
Subsidiary and Other Activities
HomeTrust Bank has one operating subsidiary, Western North Carolina Service Corporation (“WNCSC”), whose primary purpose is to own several office buildings in Asheville, North Carolina which are leased to HomeTrust Bank. Our capital investment in WNCSC as of June 30, 2017 was $931,000.
Employees
At June 30, 2017, we had a total of 446 full-time employees and 40 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. Management also considers our employees to be a great team of highly engaged, competent and caring people who ensure every day that our customers are "Ready For What's Next" in their financial life. Their performance creates word-of-mouth referrals that result in the growth of new customers and expanded customer relationships.
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
On August 25, 2014, the Bank converted from a federal savings bank to a national bank. In connection with the conversion of the Bank, HomeTrust Bancshares, Inc. changed from a savings and loan holding company to a bank holding company, regulated under the Bank Holding Company Act ("BHCA"). On December 31, 2015, the Bank converted from a national bank to a North Carolina state-chartered bank and remained a member of the Federal Reserve System. Prior to December 31, 2015, the Bank was regulated by the Office of the Comptroller of the Currency. In connection with the charter change, the Company elected to be treated as a financial holding company by the Federal Reserve.

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
The following summarizes significant aspects of the Dodd-Frank Act that may materially affect the operations and condition of HomeTrust Bank and HomeTrust Bancshares:

•
Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. HomeTrust Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, HomeTrust Bank is generally subject to Federal Reserve supervision and enforcement with respect to its compliance with federal consumer financial protection laws and CFPB regulations.

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
The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain relationships and common interests. That limit is generally equal to 15% of unimpaired capital and surplus, which was $49.0 million as of June 30, 2017. The limit is increased to 25% for loans fully secured by readily marketable collateral. The Bank has no lending relationships in excess of its lending limit.
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
Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments, whereby stronger institutions pay lower rates while riskier institutions pay higher rates. Currently, assessment rates (inclusive of certain possible adjustments) range from 1.5 to 40.0 basis points of each institution’s total average consolidated assets less average tangible equity (subject to upward adjustment for certain debt). The FDIC has authority to increase insurance assessments, and any significant increases would have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what assessment rates will be in the future.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition, or violation that may lead to termination of our deposit insurance.
Transactions with Related Parties.  Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies. Transactions between the Bank and its affiliates are required to be on terms as favorable to the Bank as transactions with non-affiliates. Certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the Bank's capital, and loans to affiliates require eligible collateral in specified amounts. HomeTrust Bancshares, Inc is an affiliate of the Bank.
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
Effective January 1, 2015 (with some changes transitioned into full effectiveness by January 2019), the Bank became subject to new capital regulations adopted by the Federal Reserve and adopted by the NCCOB, which created a new required ratio for common equity Tier 1 (“CET1”) capital, increased the minimum leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios, and changed what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the “Basel III” requirements.
Under the new capital regulations, the minimum capital level requirements applicable to the Company and the Bank are (i) a CETI capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a Tier 1 leverage ratio of 4.0% for all financial institutions. CET1 generally consists of common stock and retained earnings. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.
In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to a certain transition period. These changes include the phasing-out of certain instruments as qualifying capital. At June 30, 2017 the Bank did not have any of these instruments. Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital, subject to a transition period ending December 31, 2017. Because of our asset size, we are not considered an advanced approaches banking organization and have elected to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.
For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The new regulations make certain changes in the risk-weighting of assets to better reflect credit risk and other risk exposure compared to the earlier capital rules. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.
As noted above, in addition to the minimum CET1, Tier 1 and total capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-

weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. As of June 30, 2017, the conservation buffer was 1.25%.
To be consider “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of June 30, 2017, HomeTrust Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement. For additional information regarding the Bank’s required and actual capital levels at June 30, 2017, see Note 18 of the Notes to Consolidated Financial Statements included in contained in Item 8 in this report.
Federal Home Loan Bank System. HomeTrust Bank is a member of the FHLB of Atlanta, one of 11 regional FHLBs that administer the home financing credit function of financial institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency (“FHFA”) and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the FHFA. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See “Business -Sources of Funds - Borrowings.”
At June 30, 2017, the Bank held $32.1 million in FHLB stock that was in compliance with the holding requirements. The FHLB pays dividends quarterly, and HomeTrust Bank received $1.3 million in dividends during the year ended June 30, 2017.
The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank’s FHLB stock may result in a decrease in net income and possibly capital.
Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the Federal Reserve and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital; or

•
Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of June 30, 2017, HomeTrust Bank’s aggregate recorded loan balances for construction, land development and land loans were 75.2% of regulatory capital. In addition, at June 30, 2017, HomeTrust Bank’s loans on commercial real estate, as defined by the guidance, were 233.5% of regulatory capital.
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

Limitations on Dividends.  NCCOB and the Federal Reserve regulations impose various restrictions on the ability of the Bank to pay dividends. The Bank generally may pay dividends during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, without the approval of the Federal Reserve. If the Bank proposes to pay a dividend that will exceed this limitation, it must obtain the Federal Reserve's prior approval. The Federal Reserve may object to a proposed dividend based on safety and soundness concerns. No insured depository institution may pay a dividend if, after paying the dividend, the institution would be undercapitalized. In addition, as noted above, if the Bank does not have the required capital conservation buffer, its ability to pay dividends to HomeTrust Bancshares, Inc. will be limited.
Holding Company Regulation
As a bank holding company under the BHCA, HomeTrust Bancshares, Inc. is subject to regulation, supervision, and examination by the Federal Reserve. The Federal Reserve has enforcement authority with respect to HomeTrust Bancshares, Inc. similar to its enforcement authority over the Bank. We are required to file quarterly reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine us, and any of our subsidiaries, and charge us for the cost of the examination. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. HomeTrust Bancshares, Inc. is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC.
The Bank Holding Company Act. Under the BHCA, we are supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary banks by having the ability to provide financial assistance to its subsidiary banks during periods of financial distress to the banks. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both. No regulations have yet been proposed by the Federal Reserve to implement the source of strength doctrine required by the Dodd-Frank Act. HomeTrust Bancshares, Inc. and any subsidiaries that it may control are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between HomeTrust Bancshares, Inc. and affiliates are subject to numerous restrictions. With some exceptions, HomeTrust Bancshares, Inc. and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by HomeTrust Bancshares, Inc. or by its affiliates.
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
Capital Requirements for HomeTrust Bancshares.  As a bank holding company, HomeTrust Bancshares, Inc. is subject to the minimum regulatory capital requirements established by the Federal Reserve regulation, which generally are the same as the capital requirements for the Bank. These capital requirements include provisions that might impact the ability of the Company to pay dividends to its stockholders or repurchase its shares. For a description of the capital regulations, see " Regulation of HomeTrust Bank-Current Capital Requirements for HomeTrust Bank" and Note 18 of the Notes to Consolidated Financial Statements included in contained in Item 8 in this report.
At June 30, 2017, the HomeTrust Bancshares, Inc. exceeded its minimum regulatory capital requirements under Federal Reserve regulations.
Federal Securities Law.  The stock of HomeTrust Bancshares, Inc. is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). HomeTrust Bancshares, Inc. is subject to the information, proxy solicitation, insider trading restrictions, and other requirements of the SEC under the Exchange Act.
The SEC has adopted regulations and policies applicable to a registered company under the Exchange Act that seek to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties and protect investors by improving the accuracy and reliability of corporate disclosures in SEC filings. These regulations and policies include very specific additional disclosure requirements and mandate corporate governance practices.
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
On October 28, 2015, the Auditing Standards Board of the American Institute of Certified Public Accountants ("AICPA") issued Statement on Auditing Standards ("SAS") No. 130 - An Audit of Internal Control Over Financial Reporting That Is Integrated With an Audit of Financial Statement. Under SAS 130, our auditors are required to opine on the effectiveness of internal controls over financial reporting for the fiscal year ended June 30, 2017. Prior to SAS 130 and our status as an emerging growth company, our auditors had the option to examine and report on management's assertion about the effectiveness of internal control over financial reporting.
Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company's net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. As described above under “Regulation of HomeTrust Bank-Current Capital Requirements for HomeTrust Bank," the capital conservation buffer requirement can also restrict HomeTrust Bancshares, Inc. and the Bank’s ability to pay dividends.
Stock Repurchases. A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.
Legislative and Regulatory Proposals. Any changes in the extensive regulatory scheme to which the HomeTrust Bancshares, Inc. or the Bank is and will be subject, whether by any of the federal banking agencies or Congress, or the North Carolina legislature or NCCOB, could have a material effect on the Company or HomeTrust Bank, and HomeTrust Bancshares, Inc. and the Bank cannot predict what, if any, future actions may be taken by legislative or regulatory authorities or what impact such actions may have.
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
Minimum Tax. The Internal Revenue Code ("IRC") imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of the regular tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At June 30, 2017, we had alternative minimum tax credit carryforwards of approximately $4.4 million.
Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. In 2009, IRC 172 (b) (1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years. At June 30, 2017, we had $62.4 million of net operating loss carryforwards for federal income tax purposes.
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
State Taxation
North Carolina.  On July 24, 2013, The Tax Simplification and Reduction Act of 2013 was signed into law. With this act, corporate income tax rates in North Carolina were reduced as net General Fund tax collection revenues goals were met. For tax years beginning on or after January 1, 2017, 2016, and 2015 the tax rate was 3%, 4%, and 5%, respectively. In June 2017, the state announced an additional reduction in the tax rate to 2.5% beginning on January 1, 2019. This rate reduction is not contingent on any revenue goals. The decrease in the North Carolina corporate tax rate will continue to decrease the deferred tax assets currently recorded on our balance sheet with a corresponding increase to our income tax provision, as temporary tax differences are reversed at lower state tax rates.

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
South Carolina. The state of South Carolina requires banks to file a bank tax return. As a multi-state bank, we pay taxes on the portion of revenue generated within the state. In 2017 and 2016 the tax rate was 4.5%.
Tennessee. The state of Tennessee requires banks to file a franchise and excise tax form for financial institutions. The franchise tax is based on the portion of revenue generated in the state, the net worth of the Bank, and the applicable franchise tax, which was $0.25 per $100 in 2017 and 2016. The excise tax is based on the taxable income (as defined by the state), the portion of revenue generated in the state, and the applicable excise tax, which was 6.5% in 2017 and 2016.
Virginia. The state of Virginia requires banks to file a bank franchise tax. The tax is based on the portion of capital deployed within the state and county level (as defined by the state) and taxed at $1 per $100 of taxable value. New banks are prorated based on the number of quarters in operation in the state during the year.
EXECUTIVE OFFICERS
The following individuals are executive officers of HomeTrust Bancshares and HomeTrust Bank and hold the offices set forth below opposite their names.

Name	Age(1)	Position
Dana L. Stonestreet	63	Chairman, President and Chief Executive Officer
Tony J. VunCannon	52	Executive Vice President, Chief Financial Officer and Treasurer
Howard L. Sellinger	64	Executive Vice President and Chief Information Officer
C. Hunter Westbrook	54	Executive Vice President and Chief Banking Officer
Teresa White	60	Executive Vice President, Chief Administration Officer and Corporate Secretary
Keith Houghton	55	Executive Vice President and Chief Credit Officer
Parrish Little	49	Executive Vice President and Chief Risk Officer
_________________________

(1)	As of June 30, 2017.
Biographical Information. Set forth below is certain information regarding the executive officers of HomeTrust Bancshares and HomeTrust Bank.  There are no family relationships among or between the executive officers.
Dana L. Stonestreet, Chairman and Chief Executive Officer.  As part of the CEO succession plan for HomeTrust Bancshares, Inc. and the Bank, Mr. Stonestreet, who had been serving as President and Chief Operating Officer and as a director of HomeTrust Bank since 2008 and as President and Chief Operating Officer of HomeTrust Bancshares, Inc. since HomeTrust Bank’s mutual-to-stock conversion, became co-Chief Executive Officer of HomeTrust Bancshares, Inc. and the Bank in 2013. Mr. Stonestreet became President, Chairman and Chief Executive Officer of HomeTrust Bancshares, Inc. and the Bank effective at the annual meeting in November 2013. Mr. Stonestreet joined HomeTrust Bank in 1989 as its Chief Financial Officer and was promoted to Chief Operating Officer in 2003. Mr. Stonestreet began his career with Hurdman & Cranston (an accounting firm that was later merged into KPMG) as a certified public accountant. Mr. Stonestreet serves as a director of the HUB Community Economic Development Alliance Board. In addition, Mr. Stonestreet has served as Chairman of the Asheville Chamber of Commerce and as a director for RiverLink, the YMCA, United Way, the North Carolina Bankers Association and other community organizations. In July 2017, Mr. Stonestreet was appointed to the North Carolina Banking Commission for a four-year term. Mr. Stonestreet’s 28 years of service with HomeTrust Bank gives him in-depth knowledge of nearly all aspects of its operations. Mr. Stonestreet’s accounting background and prior service as HomeTrust Bank’s Chief Financial Officer also provide him with a strong understanding of the various financial matters brought before the Board.
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
Keith Houghton, Executive Vice President and Chief Credit Officer. Mr. Houghton joined HomeTrust Bank in March of 2014 as our Chief Credit Officer. Mr. Houghton has more than 30 years of experience in the banking industry. For nearly 17 years, he held a variety of senior positions in the credit and lending areas with StellarOne Corporation, a Charlottesville, VA-based bank holding company with approximately $3 billion in assets, and its predecessors, until the sale of StellarOne to another bank in January 2014. The most recent of those positions was Chief Credit Risk Officer, which Mr. Houghton held since 2007.
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
Risks Related to Our Business
Adverse economic conditions in the market areas we serve could adversely impact our earnings and could increase the credit risk associated with our loan portfolio.
Our primary market areas are concentrated in North Carolina (including the Asheville metropolitan area, the “Piedmont” region, Charlotte, Raleigh), South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and the Roanoke Valley area of Virginia. Adverse economic conditions in our market areas can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely.
While real estate values and unemployment rates have recently improved, deterioration in economic conditions, particularly within our primary market areas could result in the following consequences, among others, any of which could materially hurt our business:

•	loan delinquencies, problem assets and foreclosures may increase;

•	demand for our products and services may decline, possibly resulting in a decrease in our total loans or assets;

•	collateral for loans made may decline further in value, exposing us to increased risk of loss on existing loans and reducing customers’ borrowing power;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our deposits may decrease and the composition of our deposits may be adversely affected.

At June 30, 2017, the most significant portion of our loans located outside of our primary market areas was HELOCs-purchased totaling $162.4 million, or 6.9% of our loan portfolio, secured by one-to-four family properties located primarily in several western states. As a result, our financial condition and results of operations will be subject to general economic conditions and the real estate conditions prevailing in the markets in which the underlying properties securing these loans are located, as well as the conditions in our primary market areas. If economic conditions or if the real estate market declines in the areas in which these properties are located, we may suffer decreased net income or losses associated with higher default rates and decreased collateral values on our existing portfolio. Further, because of their geographical diversity, these loans can be more difficult to oversee than loans in our market areas in the event of delinquency.
A decline in economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.
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
At June 30, 2017, $684.1 million, or 29.1% of our total loan portfolio, was secured by first liens on one-to-four family residential loans. In addition, at June 30, 2017, our home equity lines of credit totaled $319.5 million or 13.6% of our total loan portfolio. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations. In addition, a majority of our loans are “non-conforming” because they are adjustable rate mortgages which contain interest rate floors or do not satisfy credit or other requirements due to personal and financial reasons (i.e. divorce, bankruptcy, length of time employed, etc.), conforming loan limits (i.e. jumbo mortgages), and other requirements, imposed by secondary market purchasers. Some of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy a need in our local market areas. As a result, subject to market conditions, we intend to continue to originate these types of loans. Total non-conforming loans were $352.4 million at June 30, 2017, including $95.8 million of jumbo one- to four-family residential loans which may also expose us to increased risk because of their larger balances.
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
At June 30, 2017, $93.0 million, or 13.6%, of our one-to-four family loans and 4.0% of our total loan portfolio, consisted of loans secured by non-owner-occupied residential properties. Loans secured by non-owner-occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied residential loan borrowers have more than one loan outstanding with HomeTrust Bank which may expose us to a greater risk of loss compared to an adverse development with respect to an owner-occupied residential mortgage loan.

Our construction and development loans and construction and land/lot loans have a higher risk of loss than residential or commercial real estate loans.
At June 30, 2017, construction and land/lot loans in our retail consumer loan portfolio was $50.1 million, or 2.1%, of our total loan portfolio, and consists primarily of construction to permanent loans to homeowners building a residence or developing lots in residential subdivisions intending to construct a residence within one year. Construction and development loans in our commercial loan portfolio at June 30, 2017, totaled $198.0 million, or 8.4%, of our total loan portfolio, and consists of loans to contractors and builders primarily to finance the construction of single and multi-family homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale.
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
In addition, during the term of some of our construction and development loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At June 30, 2017, $44.9 million of our construction and development loans were for speculative construction loans and none were classified as nonaccruing.
Loans on land under development or held for future construction as well as lot loans made to individuals for the future construction of a residence also pose additional risk because the length of time from financing to completion of a development project is significantly longer than for a traditional construction loan, which makes them more susceptible to declines in real estate values, declines in overall economic conditions which may delay the development of the land and changes in the political landscape that could affect the permitted and intended use of the land being financed, and the potential illiquid nature of the collateral. In addition, during this long period of time from financing to completion, the collateral often does not generate any cash flow to support the debt service.
Our commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.
While commercial real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans require a more detailed analysis at the time of loan underwriting and on an ongoing basis. At June 30, 2017, commercial real estate loans were $730.4 million, or 31.0% of our total loan portfolio, including multifamily loans totaling $93.7 million or 4.0% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. At June 30, 2017, commercial real estate loans that were nonperforming were $2.8 million, or 20.2% of our total nonperforming loans.

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
The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.
The FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on the criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 233.5% of total risk-based capital at June 30, 2017. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
Our increased auto finance lending increases our exposure to increased lending risks.
At June 30, 2017, $140.9 million, or 6.0%, of our total loan portfolio consisted of indirect auto finance loans originated by us. Indirect auto finance loans are inherently risky as they are secured by assets that depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. In addition, our ability to originate loans is reliant on our relationships with automotive dealers. In particular, our automotive finance operations depend in large part upon our ability to establish and maintain relationships with reputable automotive dealers that direct customers to our offices or originate loans at the point-of-sale. Although we have relationships with certain automotive dealers, none of our relationships are exclusive and any may be terminated at any time. If our existing dealer base experiences decreased sales we may experience decreased loan volume in the future, which may have an adverse effect on our business, results of operations, and financial condition.
Repayment of our municipal leases is dependent on the fire department receiving tax revenues from the county/municipality.
At June 30, 2017, municipal leases were $101.2 million, or 4.3%, of our total loan portfolio. We offer ground and equipment lease financing to fire departments located throughout North Carolina and, to a lesser extent, South Carolina. Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for that purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2017, $2.4 million of our municipal leases contained a non-appropriation clause.
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
Additionally, pursuant to our growth strategy, management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Further, the Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our fiscal year beginning July 1, 2020. This standard, referred to as Current Expected Credit Loss ("CECL") will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to replenish the allowance for loan losses.  Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.
If our nonperforming assets increase, our earnings will be adversely affected.
Our nonperforming assets (which consist of nonaccruing loans and REO) were $20.0 million, or 0.6%, of total assets at June 30, 2017, compared to $24.5 million, or 0.9% of total assets, and $31.9 million, or 1.2% of total assets, at June 30, 2016 and 2015, respectively. Our nonperforming assets adversely affect our net income in various ways:

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
If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. We have also classified $27.0 million in loans as performing troubled debt restructurings at June 30, 2017.

To meet our growth objectives we may originate or purchase loans outside of our market areas which could affect the level of our net interest margin and nonperforming loans.
In order to achieve our desired loan portfolio growth, we opportunistically purchase loans outside of our primary market areas either individually, through participations, or in bulk or “pools”. We perform certain due diligence procedures and may re-underwrite these loans to our underwriting standards prior to purchase, and anticipate acquiring loans subject to customary limited indemnities, however, we may be exposed to a greater risk of loss as we acquire loans of a type or in geographic areas where management may not have substantial prior experience and which may be more difficult for us to monitor. During the years ended June 30, 2017, 2016 and 2015 we purchased $345.0 million, $120.6 million and $95.0 million of loans, respectively. Loan pools purchased in the past three years consisted primarily of home equity loans secured by single family residential properties located in several western states, most of which are still in our loan portfolio. When determining the purchase price we are willing to pay to acquire loans, management will make certain assumptions about, among other things, if and how much borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, when and how to dispose of any real estate that may be acquired through foreclosure. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. Our success in increasing our loan portfolio through loan purchases will depend on our ability to price the loans properly and on general economic conditions in the geographic areas where the underlying properties or collateral for the loans acquired are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonperforming loans and our results of operations.
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
An increase in interest rates, change in the programs offered by governmental sponsored entities (“GSE”) or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our noninterest income.
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
Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. In an attempt to help the overall economy, the Federal Reserve Board has kept interest rates low through its targeted Fed Funds rate. Beginning in December 2016, the Federal Reserve Board has increased the Fed Funds rate by 75 basis points to a range of 1.00% to 1.25% in June 2017 and indicated a likelihood for further increases during 2017 subject to economic conditions. As the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery.
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
Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates-up or down-could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up. Changes in the slope of the “yield curve”, or the spread between short-term and long-term interest rates-could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.
A sustained increase in market interest rates could adversely affect our earnings. As a result of the exceptionally low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. At June 30, 2017, we had $333.8 million in certificates of deposit that mature within one year and $1.6 billion in checking, savings, and money market accounts. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.
In addition, a substantial amount of our loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. As of June 30, 2017, our loans with interest rate floors totaled approximately $633.8 million or 27.0% of our total loan portfolio and had a weighted average floor rate of 4.00%. At that date, $192.6 million of these loans were at their floor rate, of which $148.0 million, or 76.9%, had yields that would begin floating again once prime rates increase at least 200 basis points. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.
Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.
Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Also, our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information about our interest rate risk management.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the North Carolina, South Carolina, Virginia, and/or Tennessee markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB Atlanta or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. In this case, our results of operations and financial condition would be negatively affected.
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

•
We have completed four mergers during the past four fiscal years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future; and

•
We expect our net income will increase following our acquisitions, however, we also expect our general and administrative expenses and consequently our efficiency rates will also increase. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisitions or branching activities may not be accretive to earnings in the short or long-term.

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

The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we will not be able to effectively compete.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, on our ability to keep pace with the technological changes and to use technology to satisfy and grow customer demand for our products and services and to create additional efficiencies in our operations. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Some of our competitors have substantially greater resources to invest in technological improvements and will be able to invest more heavily in developing and adopting new technologies, which may put us at a competitive disadvantage. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.
The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business-Regulation.” These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.
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
The Company is involved in several litigation matters in the ordinary course of business. In the current economic environment, our involvement in litigation has increased, primarily as a result of defaulted borrowers asserting claims to defeat or delay foreclosure proceedings. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which the Company holds a security interest. There can be no assurance that loan workouts and other activities will not expose the Company to additional legal actions, including lender liability or environmental claims. Therefore, the Company may be exposed to substantial liabilities, which could adversely affect its results of operations and financial condition. Moreover, the expenses of legal proceedings will adversely affect its results of operations until they are resolved. The Company is not a party to any pending legal proceedings that management believes would have a material adverse effect on the Company’s financial condition or results of operations.

Our framework for managing risks may not be effective in mitigating risk and loss to us.
We have established processes and procedures intended to identify measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. As with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses which could have a material adverse effect on our financial condition and results of operations.
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
As of June 30, 2017 we had approximately $62.4 million of federal net operating losses (“NOLs”). The majority of these NOLs will expire for federal tax purposes from 2024 through 2036. Our ability to use our NOLs and other pre-ownership change losses (collectively, “Pre-Change Losses”) to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended from time to time (the “Code”). In general, an ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and U.S. Treasury regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a rolling three-year period. If we experience an ownership change our Pre-Change Losses will be subject to an annual limitation on their use, which is generally equal to the fair market value of our outstanding stock immediately before the ownership change multiplied by the long-term tax-exempt rate, which was 2.09% for ownership changes occurring in June 2017. Depending on the size of the annual limitation (which is in part a function of our market capitalization at the time of the ownership change) and the remaining carryforward period for our Pre-Change Losses (U.S. federal net operating losses generally may be carried forward for a period of 20 years), we could realize a permanent loss of some or all of our Pre-Change Losses, which could have a material adverse effect on our results of operations and financial condition.
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
We rely on dividends from the Bank for substantially all of our revenue at the holding company level.

We are an entity separate and distinct from our principal subsidiary, HomeTrust Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will be, dependent upon dividends from the Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on our common stock, if desired. HomeTrust Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock when desired or continue stock repurchases. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We maintain our administrative office, which is owned by us, in Asheville, North Carolina. In total, as of June 30, 2017, we have 42 locations, which include: North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Of those offices, eight are leased facilities. We also own an operations center located in Asheville, North Carolina. We lease additional space, which is adjacent to the facility we own, for administrative and operations personnel. The lease terms for our branch offices, operations center and other offices are not individually material. Lease expirations range from one to five years. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use. See Footnotes 5 and 11 in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is listed on the Nasdaq Global Market under the symbol “HTBI.” The common stock was issued at a price of $10.00 per share in connection with the Conversion. The Conversion was completed on July 10, 2012 and the Company’s common stock commenced trading on the Nasdaq Global Market on July 11, 2012. As of the close of business on September 5, 2017, there were 18,968,675 shares of common stock outstanding held by 1,349 holders of record. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for the Company’s common stock for the year ended June 30, 2017 and 2016.

	Year Ended June 30,
	2017		2016
	High	Low	High	Low
First quarter	$19.41	$17.28	$18.79	$16.71
Second quarter	27.05	18.00	20.98	17.50
Third quarter	26.30	21.80	19.99	16.97
Fourth quarter	25.73	22.90	19.73	17.62
The Company did not declare any dividends on its common stock during the fiscal years ended June 30, 2017 or 2016. The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. We also have the ability to receive dividends or capital distributions from HomeTrust Bank, our wholly owned subsidiary. There are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. See Item 1, “Business—How We Are Regulated,” for more information regarding the restrictions on the Company’s and the Bank’s abilities to pay dividends.
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
On December 15, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to 922,855 shares of the Company's common stock, representing 5% of the Company's outstanding shares. As of June 30, 2017, 479,700 shares had been repurchased at an average price of $18.00 per share. There were no shares repurchased during the year ended June 30, 2017.
The Company has repurchased a total of 5,351,065 shares of common stock since its Conversion in July 2012 at an average price of $16.63.
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

	Period Ended
	2012	2013	2014	2015	2016	2017
	7/11	6/30	6/30	6/30	6/30	6/30
HomeTrust Bancshares, Inc.	100.00	144.96	134.79	143.25	158.12	208.55
NASDAQ Bank Index	100.00	123.55	145.58	161.06	152.74	209.82
NASDAQ Composite	100.00	117.84	152.64	172.68	167.68	212.62

Item 6. Selected Financial and Other Data.
The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for the years ended June 30, 2017, 2016 and 2015 are derived in part from the audited consolidated financial statements that appear in this annual report. The following information is only a summary and you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report and “Financial Statements and Supplementary Data” under Item 8 of this report below.

	At June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Financial Condition Data:
Total assets	$3,206,533	$2,717,677	$2,783,114	$2,074,454	$1,583,323
Loans receivable, net(1)	2,330,319	1,811,539	1,663,333	1,473,529	1,132,110
Allowance for loan losses	21,151	21,292	22,374	23,429	32,073
Certificates of deposit in other banks	132,274	161,512	210,629	163,780	136,617
Securities available for sale, at fair value	199,667	200,652	257,606	168,774	24,750
FHLB and FRB stock(2)	39,355	29,486	28,711	3,697	1,854
Deposits	2,048,451	1,802,696	1,872,126	1,583,047	1,154,750
Borrowings	696,500	491,000	475,000	50,000	—
Stockholders’ equity	397,647	359,976	371,050	377,151	367,515

	Years Ended June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Operations Data:
Total interest and dividend income	$99,436	$87,747	$85,156	$60,281	$60,389
Total interest expense	8,245	6,040	5,390	5,432	7,255
Net interest income	91,191	81,707	79,766	54,849	53,134
Provision for (recovery of ) loan losses	—	—	150	(6,300)	1,100
Net interest income after provision for (recovery of) loan losses	91,191	81,707	79,616	61,149	52,034
Service charges and fees on deposit accounts	7,042	6,680	5,930	2,783	2,589
Mortgage banking income and fees	3,645	3,069	2,989	3,218	5,107
Bank owned life insurance income	2,088	1,643	1,651	1,484	1,553
Gain on sale of securities	22	—	61	10	—
Gain on sale of fixed assets	385	10	—	—	—
Other noninterest income	2,258	2,101	1,888	1,243	1,138
Total noninterest income	15,440	13,503	12,519	8,738	10,387
Total noninterest expense	89,592	78,853	81,552	55,032	51,393
Income before provision (benefit) for income taxes	17,039	16,357	10,583	14,855	11,028
Income tax expense (benefit)	5,192	4,901	2,558	4,513	1,975
Net income	$11,847	$11,456	$8,025	$10,342	$9,053
Per Share Data:
Net income per common share:
Basic	$0.66	$0.65	$0.42	$0.54	$0.45
Diluted	$0.65	$0.65	$0.42	$0.54	$0.45

	At or For the Years Ended June 30,
	2017	2016	2015	2014	2013
Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to average total assets)	0.40%	0.42%	0.32%	0.62%	0.56%
Return on equity (ratio of net income to average equity)	3.14	3.16	2.12	2.86	2.48
Tax equivalent yield on earning assets(3)	3.79	3.62	3.88	4.15	4.30
Rate paid on interest-bearing liabilities	0.37	0.29	0.29	0.46	0.65
Tax equivalent average interest rate spread(3)	3.42	3.33	3.59	3.69	3.65
Tax equivalent net interest margin(3)(4)	3.49	3.37	3.64	3.79	3.81
Noninterest expense to average total assets	3.04	2.88	3.25	3.29	3.21
Average interest-earning assets to average interest-bearing liabilities	120.26	119.25	120.61	130.20	132.54
Efficiency ratio	84.02	82.82	88.37	86.55	80.91
Efficiency ratio - adjusted(5)	75.33	80.27	79.78	78.50	72.24
Asset quality ratios:
Nonperforming assets to total assets(6)	0.62%	0.90%	1.15%	2.53%	5.07%
Nonaccruing loans to total loans(6)	0.58	1.01	1.47	2.53	5.88
Total classified assets to total assets	1.57	2.17	2.92	4.51	7.43
Allowance for loan losses to nonaccruing loans(6)	154.77	114.98	90.02	61.79	46.78
Allowance for loan losses to total loans	0.90	1.16	1.33	1.56	2.75
Net charge-offs to average loans	0.01	0.06	0.07	0.19	0.34
Capital ratios:
Equity to total assets at end of period	12.40%	13.25%	13.33%	18.18%	23.21%
Average equity to average assets	12.80	13.24	15.11	21.62	23.09
Dividend payout to common shareholders	—	—	—	—	—
_____________________

(1)	Net of allowances for loan losses, loans in process and deferred loan fees.

(2)	FRB stock was first purchased as part of membership requirements in fiscal year 2015.

(3)	The weighted average rate for municipal leases is adjusted for a 34% federal income tax rate since the interest from these leases is tax exempt.

(4)	Net interest income divided by average interest earning assets.

(5)
As presented, this is a non-GAAP measure calculated by dividing total noninterest expense, net of FHLB advance prepayment penalties, merger-related expenses, and impairment charges for branch consolidation by the sum of net interest income, total noninterest income and the tax equivalent adjustment, net of realized gain/loss on securities, and the gain on sale of fixed assets. See Part II, Item 7 - "Non-GAAP Financial Measures" for additional details. Non-GAAP efficiency table is set forth below:

	2017	2016	2015	2014	2013
Noninterest expense	$89,592	$78,853	$81,552	$55,032	$51,393
Less FHLB advance prepayment expense	—	—	—	—	3,069
Less merger-related expenses	7,805	—	5,417	2,708	—
Less impairment charges for branch consolidation	—	400	375	—	—
Noninterest expense – as adjusted	$81,787	$78,453	$75,760	$52,324	$48,324
Net interest income	91,191	81,707	79,766	54,849	53,134
Plus noninterest income	15,440	13,503	12,519	8,738	10,387
Plus tax equivalent adjustment	2,354	2,537	2,736	3,076	3,371
Less realized gain/loss on securities	22	—	61	10	—
Less gain on sale of fixed assets	385	10	—	—	—
Net interest income plus noninterest income – as adjusted	$108,578	$97,737	$94,960	$66,653	$66,892
Efficiency ratio - adjusted	75.33%	80.27%	79.78%	78.50%	72.24%
Efficiency ratio (without adjustments)	84.02%	82.82%	88.37%	86.55%	80.91%

(6)
Nonperforming assets include nonaccruing loans including certain restructured loans and real estate owned. At June 30, 2017, there were $4.7 million of restructured loans included in nonaccruing loans and $6.6 million, or 48.0%, of nonaccruing loans were current on their loan payments.

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

In recent years, we have expanded our geographic footprint into six additional markets through strategic acquisitions as well as three de novo commercial loan offices. Looking forward, we believe opportunities currently exist within our market areas to grow our franchise. We anticipate organic growth as the local economy and loan demand strengthens, through our marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions occurring in our market areas. We may also seek to expand our franchise through the selective acquisition of individual branches, loan purchases and, to a lesser degree, whole bank transactions that meet our investment and market objectives. We will continue to be disciplined as it pertains to future expansion focusing primarily on organic growth in our current market areas.
At June 30, 2017, we had 42 locations in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and a loan production office in Raleigh), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Merger, Acquisition, and Consolidation Activity
On January 1, 2017, the Company completed its acquisition of TriSummit pursuant to an Agreement and Plan of Merger, dated as of September 20, 2016, under which TriSummit merged with and into HomeTrust with HomeTrust as the surviving corporation in the Merger. Immediately following the Merger, TriSummit's wholly owned subsidiary bank, TriSummit Bank, merged with and into the Bank. TriSummit had seven offices throughout the East Tennessee market. The acquisition added approximately $258.0 million in loans and $280.0 million in deposits.
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
Business and Operating Strategy and Goals
Our primary objective is to continue to operate and grow HomeTrust Bank as a well-capitalized, profitable, independent, community banking organization. Our mission is to create stockholder value by building relationships with our employees, customers, and communities in our primary markets in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley) through exceptional service and helping our customers every day to be "Ready For What’s Next" in their financial lives. We will also need to continue providing our employees with the tools necessary to effectively deliver our products and services to customers in order to compete effectively with other financial institutions operating in our market areas.
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

Expanding our lines of businesses. In our commitment to sound and profitable organic growth, we continuously focus on enhancing our lines of businesses. During fiscal year 2017, we added ten additional mortgage loan officers and 12 new commercial market presidents/relationship managers primarily in the six new metro markets we recently entered to further expand our commercial and industrial lending, as well as our knowledge of the growing markets. Commercial loan originations for the years ended June 30, 2017, 2016, 2015 were $532.5 million, $325.5 million, and $194.9 million, respectively. Fiscal year 2017 marked the third full year of our indirect auto finance line of business, which serves automobile dealerships, its owners, and consumers buying automobiles from these dealerships throughout western North Carolina and upstate South Carolina. Our focus on working with strong dealerships affords us the opportunity to expand into additional market areas and to actively deepen relationships through cross-selling opportunities, while building a strong reputation. Indirect auto loans grew to $140.9 million at June 30, 2017 from $108.5 million at June 30, 2016.
Building on the momentum we have generated, we opened a new Commercial LPO in Greensboro, North Carolina in August 2017; announced a new SBA 7(a) loan program and equipment finance line of business, both of which began during the first quarter of fiscal year 2018; and plan to open a de novo branch in Cary, North Carolina during the fourth quarter of fiscal year 2018. Beginning in the first quarter of fiscal 2018, we introduced a new consumer lending and HELOC origination platform that will further streamline our process as well as increase customer convenience and satisfaction.
Creating efficiencies and focusing on expense management. During fiscal year 2017, the Bank continued its disciplined approach to managing expenses. In addition to the consolidation of six overlapping branches in fiscal 2016, we consolidated an additional four branches related to the TriSummit acquisition, which aided in the 50% in cost savings from the TriSummit acquisition achieved beginning in the fourth quarter. Recommendations stemming from the 2016 branch optimization study were implemented in 2017 resulting in $375,000 in cost savings on an annual basis. Our change in health care providers at the beginning of the fiscal year saved the Bank $700,000 in premium increases.
Disciplined franchise expansion. We believe opportunities currently exist within our new market areas to grow our franchise as illustrated by 88% of our commercial loan originations in fiscal year 2017 were originated by commercial relationship managers located in market areas we entered into subsequent to our Conversion. We anticipate organic growth as the local economy and loan demand strengthens, through our marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions occurring in our market areas. We may also seek to expand our franchise through the selective acquisition of individual branches, loan purchases and, to a lesser degree, whole bank transactions that meet our investment and market objectives. We will continue to be disciplined as it pertains to future expansion focusing primarily on organic growth in our current market areas.
Maintaining and improving asset quality. The Company believes that strong asset quality is a key to long-term financial success. The percentage of nonperforming loans to total loans was 0.58% and 1.01% for June 30, 2017 and 2016, respectively. The Company’s percentage of nonperforming assets to total assets at June 30, 2017 was 0.62% compared to 0.90% at June 30, 2016. The Company has actively managed the delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts and marketing saleable properties upon foreclosure or repossession, work-outs of classified assets and loan charge-offs. In the past several years, the Company has applied more conservative and stringent underwriting practices to new loans, including, among other things, an increased emphasis on a borrower’s ongoing ability to repay a loan by requiring lower debt to income ratios, higher credit scores and lower loan to value ratios than our previous lending policies had required. Although the Company intends to grow the commercial loan portfolio by expanding commercial real estate and commercial and industrial lending, the Company intends to manage credit exposures through the use of experienced bankers in this area and a conservative approach to lending.
Emphasizing lower cost core deposits to manage the funding costs of our loan growth.  We offer personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less sensitive to withdrawal when interest rates fluctuate. To build our core deposit base, over the past several years, we have sought to reduce our dependence on traditional higher cost deposits in favor of stable lower cost demand deposits. We have utilized additional product offerings, technology and a focus on customer service in working toward this goal. In addition, we intend to increase demand deposits by growing business banking relationships through a recently expanded product line tailored to our target business customers’ needs. We are also pursuing a number of strategies that include enhancing our online and mobile banking platform, including improvements to online account opening and sales promotions on money market and checking accounts to encourage the growth of lower cost deposits.
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
Goodwill and Intangibles. Goodwill is reviewed for potential impairment on an annual basis during the fourth quarter, or more often if events or circumstances indicate there may be impairment. In testing goodwill for impairment, we have the option to assess either qualitative or quantitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform a quantitative impairment test, otherwise no further analysis is required. Under the quantitative impairment test, the evaluation involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value an impairment charge is recognized for the difference, but limited by the amount of goodwill allocated to that reporting unit. Other identifiable intangible assets are evaluated for impairment if events or changes in circumstances indicate a possible impairment.
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

Set forth below is a reconciliation to GAAP of our efficiency ratio:

	Year Ended
(Dollars in thousands)	June 30,
	2017	2016	2015	2014	2013
Noninterest expense	$89,592	$78,853	$81,552	$55,032	$51,393
Less merger-related expenses	7,805	—	5,417	2,708	—
Less impairment charge for branch consolidations	—	400	375	—	—
Less FHLB advance prepayment penalty	—	—	—	—	3,069
Noninterest expense – as adjusted	$81,787	$78,453	$75,760	$52,324	$48,324

Net interest income	$91,191	$81,707	$79,766	$54,849	$53,134
Plus noninterest income	15,440	13,503	12,519	8,738	10,387
Plus tax equivalent adjustment	2,354	2,537	2,736	3,076	3,371
Less gain on sale of fixed assets	385	10	—	—	—
Less realized gain on securities	22	—	61	10	—
Net interest income plus noninterest income – as adjusted	$108,578	$97,737	$94,960	$66,653	$66,892
Efficiency ratio	75.33%	80.27%	79.78%	78.50%	72.24%
Efficiency ratio (without adjustments)	84.02%	82.82%	88.37%	86.55%	80.91%

Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

(Dollars in thousands, except per share data)	At June 30,
	2017	2016	2015	2014	2013
Total stockholders' equity	$397,647	$359,976	$371,050	$377,151	$367,515
Less: goodwill, core deposits intangibles, net of taxes	(30,157)	(17,169)	(19,000)	(12,344)	(76)
Tangible book value	$367,490	$342,807	$352,050	$364,807	$367,439
Common shares outstanding	18,967,875	17,998,750	19,488,449	20,632,008	20,824,900
Tangible book value per share(1)	$19.37	$19.05	$18.06	$17.68	$17.64
Book value per share	$20.96	$20.00	$19.04	$18.28	$17.65

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	At June 30,
(Dollars in thousands)	2017	2016
Tangible book value(1)	$367,490	$342,807
Total assets	3,206,533	2,717,677
Less: goodwill, core deposit intangibles, net of taxes	(30,157)	(17,169)
Total tangible assets(2)	$3,176,376	$2,700,508
Tangible equity to tangible assets	11.57%	12.69%
_________________________________________________________________

(1)	Tangible book value is equal to total shareholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

(2)	Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP net interest income and net interest margin as adjusted to exclude additional FHLB borrowings and proceeds from such borrowings:

	Year Ended June 30, 2017			Year Ended June 30, 2016
	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets	$2,683,956	$101,790	3.79%	$2,496,449	$90,283	3.62%
Less: Interest-earning assets funded by additional FHLB borrowings (1)	318,000	3,640	1.14%	409,250	3,312	0.81%
Interest-earning assets - adjusted	$2,365,956	$98,150	4.15%	$2,087,199	$86,971	4.17%

Interest-bearing liabilities	$2,231,759	$8,245	0.37%	$2,093,527	$6,040	0.29%
Additional FHLB borrowings	318,000	1,856	0.58%	409,250	1,262	0.31%
Interest-bearing liabilities - adjusted	$1,913,759	$6,389	0.33%	$1,684,277	$4,778	0.28%

Net interest income and net interest margin		$93,545	3.49%		$84,243	3.37%
Net interest income and net interest margin - adjusted		91,762	3.88%		82,194	3.94%
Difference		$1,783	(0.39)%		$2,049	(0.57)%
_________________________________________________________________________________

(1)	Proceeds from the additional borrowings were invested in various interest-earning assets including: deposits with the FRB, FHLB stock, certificates of deposits in other banks, and commercial paper.

Set forth below is a reconciliation to GAAP net income, ROA, ROE, and EPS as adjusted to exclude merger-related expenses, nonrecurring state tax expense, and impairment charges for branch consolidation:

	Three Months Ended		Year Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2017	2016	2017	2016	2015	2014	2013
Merger-related expenses	$69	$—	$7,805	$—	$5,417	$2,708	$—
Nonrecurring state tax expense	—	—	490	526	—	—	—
Gain on sale of premises and equipment	—	(10)	(385)	(10)	—	—	—
Impairment charges for branch consolidation	—	400	—	400	374	—	—
Provision/(recovery) of loan losses (1)			N/A	N/A	(150)	(6,300)	1,100
Total adjustments	69	390	7,910	916	5,641	(3,592)	1,100
Tax effect	(26)	(144)	(2,646)	(144)	(1,882)	1,506	(407)
Total adjustments, net of tax	43	246	5,264	772	3,759	(2,086)	693

Net income (GAAP)	4,766	3,302	11,847	11,456	8,025	10,342	9,053

Net income (non-GAAP)	$4,809	$3,548	$17,111	$12,228	$11,784	$8,256	$9,746

Per Share Data
Average shares outstanding - basic	17,936,511	16,918,916	17,379,487	17,417,046	19,038,098	18,630,744	19,922,283
Average shares outstanding - diluted	18,568,587	17,136,806	18,014,778	17,606,689	19,117,902	18,715,669	19,941,687

Basic EPS
EPS (GAAP)	$0.26	$0.19	$0.66	$0.65	$0.42	$0.54	$0.45
Non-GAAP adjustment	—	0.02	0.30	0.05	0.19	(0.10)	0.04
EPS (non-GAAP)	$0.26	$0.21	$0.96	$0.70	$0.61	$0.44	$0.49

Diluted EPS
EPS (GAAP)	$0.25	$0.19	$0.65	$0.65	$0.42	$0.54	$0.45
Non-GAAP adjustment	—	0.02	0.29	0.05	0.19	(0.10)	0.04
EPS (non-GAAP)	$0.25	$0.21	$0.94	$0.70	$0.61	$0.44	$0.49

Average Balances
Average assets	$3,133,998	$2,735,256	$2,945,365	$2,741,188	$2,510,296	$1,673,267	$1,603,514
Average equity	$394,527	$358,545	$376,970	$362,916	$379,316	$361,727	$365,750

ROA
ROA (GAAP)	0.61%	0.48%	0.40%	0.42%	0.32%	0.62%	0.56%
Non-GAAP adjustment	—%	0.04%	0.18%	0.03%	0.15%	(0.13)%	0.05%
ROA (non-GAAP)	0.61%	0.52%	0.58%	0.45%	0.47%	0.49%	0.61%

ROE
ROE (GAAP)	4.83%	3.68%	3.14%	3.16%	2.12%	2.86%	2.48%
Non-GAAP adjustment	0.05%	0.28%	1.40%	0.21%	0.99%	(0.58)%	0.19%
ROE (non-GAAP)	4.88%	3.96%	4.54%	3.37%	3.11%	2.28%	2.67%
(1)    Beginning in fiscal 2016, the Provision/(recovery) of loan losses was no longer included in this calculation.

Set forth below is a reconciliation to GAAP of the allowance for loan losses to total loans and the allowance for loan losses as adjusted to exclude loans acquired through business combinations:

	As of
(Dollars in thousands)	June 30, 2017	June 30, 2016
Total gross loans receivable (GAAP)	$2,352,415	$1,832,831
Less: acquired loans	(374,538)	(220,891)
Adjusted loans (non-GAAP)	$1,977,877	$1,611,940

Allowance for loan losses (GAAP)	$21,151	$21,292
Less: allowance for loan losses on acquired loans	(727)	(361)
Adjusted allowance for loan losses	20,424	20,931
Allowance for loan losses / Adjusted loans (non-GAAP)	1.03%	1.30%
Comparison of Financial Condition at June 30, 2017 and June 30, 2016
General.  Total assets increased $488.9 million, or 18.0% to $3.2 billion at June 30, 2017 from $2.7 billion at June 30, 2016. This increase was largely due to the TriSummit acquisition which closed on January 1, 2017. Net loans receivable increased $518.8 million, or 28.6% at June 30, 2017 to $2.3 billion from $1.8 billion at June 30, 2016, primarily due to $258.1 million in loans acquired from TriSummit, $242.5 million in net organic loan growth, and $18.1 million in purchased HELOCs, net of repayments. The increase in borrowings of $205.5 million, or 41.9% and the cumulative decrease of $74.8 million, or 16.9% in cash and cash equivalents, commercial paper and certificates of deposit in other banks during fiscal 2017 were mainly used to fund the TriSummit acquisition, higher yielding loan originations, and purchases of HELOCs. The $9.9 million increase in other investments at cost was a result of additional FHLB stock purchases as required to support additional FHLB borrowings. We continue to utilize our leveraging strategy, where additional short-term FHLB borrowings are invested in various short-term liquid assets to generate additional net interest income, as well as increased dividend income from the required purchase of additional FHLB stock. The cumulative increase of $31.8 million, or 15.3% in premises and equipment, deferred income taxes, bank-owned life insurance, goodwill, and core deposit intangibles were all a direct result of the TriSummit acquisition.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents increased $34.4 million, or 65.4%, to $87.0 million at June 30, 2017 from $52.6 million at June 30, 2016. The increase was primarily due to funds received from the TriSummit acquisition and additional funds held at the Federal Reserve Bank. In conjunction with our leveraging strategy, we purchase commercial paper to take advantage of higher returns with relatively low risk while remaining highly liquid. The commercial paper balance decreased $59.9 million, or 34.8% to $149.9 million at June 30, 2017 from $229.9 million at June 30, 2016. As part of the Company’s liquidity strategy, we also invest a portion of our excess cash in certificates of deposit in other banks which have a higher yield than cash held in interest-earning accounts in order to increase earnings. All of the certificates of deposit in other banks are fully insured by the FDIC. At June 30, 2017, certificates of deposits in other banks totaled $132.3 million compared to $161.5 million at June 30, 2016. The Company has reduced its liquidity position in order to fund recent loan growth.
Investments.  Securities available for sale decreased $1.0 million, to $199.7 million at June 30, 2017 compared to $200.7 million at June 30, 2016. During fiscal 2017, securities available for sale of $58.5 million were acquired from the TriSummit acquisition and $15.1 million were purchased which were offset by $27.1 million in investment securities maturities and $43.2 million in sales and repayments. The securities purchased during this period were primarily short- to intermediate-term U.S. government agency notes and, to a lesser extent, intermediate-term taxable municipal securities. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We do not believe that there are any other-than-temporary impairments at June 30, 2017; therefore, no impairment losses have been recorded for fiscal 2017. Other investments include FHLB and FRB stock. FHLB stock increased $8.8 million, to $32.1 million over the last fiscal year to support increased borrowings related to our leveraging strategy. As a member of the Federal Reserve System, the Bank is required to own FRB stock, which requirement increased $1.1 million to $7.3 million as of June 30, 2017 compared to $6.2 million in the prior fiscal year.
Loans.  Net loans receivable increased $518.8 million, or 28.6%, to $2.3 billion at June 30, 2017 compared to $1.8 billion at June 30, 2016, primarily due to $258.1 million in loans acquired from TriSummit, $242.5 million in net organic loan growth, and $18.1 million in purchased HELOCs, net of repayments.
For fiscal year 2017, the retail loan segment portfolio originations increased from $266.5 million to $305.4 million, or 14.6%, compared to the previous year. The commercial loan segment portfolio originations increased from $336.7 million to $541.5 million, or 60.9%, compared to the previous year. Organic net loan growth for the year ended June 30, 2017, which excludes loans acquired through acquisitions and purchases of HELOCs, was $242.5 million, or 14.4%, compared to $74.8 million, or 4.4% for the year ended June 30, 2016.

Retail consumer and commercial loans consist of the following at the dates indicated:

					Percent of total
	June 30,	June 30,	Change		June 30,	June 30,
	2017	2016	$	%	2017	2016
Retail consumer loans:
One-to-four family	$684,089	$623,701	$60,388	9.7%	29.1%	34.0%
HELOCs - originated	157,068	163,293	(6,225)	(3.8)	6.7	8.9
HELOCs - purchased	162,407	144,377	18,030	12.5	6.9	7.9
Construction and land/lots	50,136	38,102	12,034	31.6	2.1	2.1
Indirect auto finance	140,879	108,478	32,401	29.9	6.0	5.9
Consumer	7,900	4,635	3,265	70.4	0.3	0.3
Total retail consumer loans	1,202,479	1,082,586	119,893	11.1	51.1	59.1
Commercial loans:
Commercial real estate	730,408	486,561	243,847	50.1	31.0	26.6
Construction and development	197,966	86,840	111,126	128.0	8.4	4.7
Commercial and industrial	120,387	73,289	47,098	64.3	5.1	4.0
Municipal leases	101,175	103,183	(2,008)	(1.9)	4.3	5.6
Total commercial loans	1,149,936	749,873	400,063	53.4	48.9	40.9
Total loans	$2,352,415	$1,832,459	$519,956	28.4%	100.0%	100.0%
Asset Quality. The Company continues to see improvements across all asset quality metrics. Nonperforming assets decreased 18.3% to $20.0 million, or 0.62% of total assets, at June 30, 2017, compared to $24.5 million, or 0.90% of total assets, at June 30, 2016. Nonperforming assets included $13.7 million in nonaccruing loans and $6.3 million in REO at June 30, 2017, compared to $18.5 million and $6.0 million, in nonaccruing loans and REO, respectively, at June 30, 2016. Included in nonperforming loans are $4.7 million of loans restructured from their original terms of which $3.8 million were current with respect to their modified payment terms. The decrease in nonaccruing loans was primarily due to continued improvements in credit quality throughout the loan portfolio and loans returning to performing status as payment history and the borrower's financial status improved. At June 30, 2017, $6.6 million, or 48.0%, of nonaccruing loans were current on their required loan payments. Purchased impaired loans aggregating $6.7 million acquired from prior acquisitions are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. Nonperforming loans to total loans decreased to 0.58% at June 30, 2017 from 1.01% at June 30, 2016.
The ratio of classified assets to total assets decreased to 1.57% at June 30, 2017 from 2.17% at June 30, 2016. Classified assets decreased 14.8% to $50.2 million at June 30, 2017 compared to $58.9 million at June 30, 2016. Delinquent loans (loans delinquent 30 days or more) at June 30, 2016 were $15.2 million, or 0.6% of total loans compared to $19.5 million, or 1.1% of total loans at June 30, 2016.
As of June 30, 2017, impaired loans decreased to $43.0 million from $44.1 million at June 30, 2016. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. For more information on these impaired loans, see Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
Our allowance for loan losses at June 30, 2017 was $21.2 million, or 0.90% of total loans, compared to $21.3 million, or 1.16% of total loans at June 30, 2016. The allowance for loan losses was 1.03% of gross loans at June 30, 2017, excluding acquired loans from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations, as compared to 1.30% at June 30, 2016. The Company recorded these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these loans at the time of acquisition. Any subsequent deterioration in credit quality will result in a provision for loan losses. The allowance for our acquired loans at June 30, 2017 was $727,000 compared to $361,000 at June 30, 2016. There was no provision for loan losses for the years ended June 30, 2017 and 2016 reflecting continued improvements in our asset quality, offset by the additional allowance required for our loan growth. Net loan charge-offs decreased to $141,000 for the year ended June 30, 2017 from $1.1 million for fiscal 2016. Net charge-offs as a percentage of average loans decreased to 0.01% for the year ended June 30, 2017 from 0.06% for last fiscal year. The allowance as a percentage of nonaccruing loans increased to 154.77% at June 30, 2017, compared to 114.98% a year earlier.
We believe that the allowance for loan losses as of June 30, 2017 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Real estate owned.  REO increased $362,000, to $6.3 million at June 30, 2017 primarily due to $2.4 million in transfers from foreclosed loans and $1.5 million from the TriSummit acquisition, which were partially offset by $3.3 million in sales of REO. The total balance of REO included $2.5 million in land, construction and development projects (both residential and commercial), $2.7 million in commercial real estate, and $1.1 million in single-family homes at June 30, 2017.
Deferred income taxes. Deferred income taxes increased $3.2 million, or 6.0%, to $57.4 million at June 30, 2017 from $54.2 million at June 30, 2016. The TriSummit acquisition added $7.2 million in deferred taxes which were partially offset by a $4.9 million realization of deferred tax assets due to higher taxable income.
Deposits.  Deposits increased $245.8 million, or 13.6%, to $2.0 billion at June 30, 2017 from $1.8 billion at June 30, 2016. The increase was primarily due to the TriSummit acquisition, which increased total deposits by $280.3 million and was partially offset by a managed run off of $56.3 million in higher cost certificates of deposit.
Borrowings.  Borrowings increased to $696.5 million at June 30, 2017 from $491.0 million at June 30, 2016 as a result of a $205.5 million increase in FHLB advances. This increase was used to provide funds for the acquisition of TriSummit, partially fund the increase in total loans and to provide funds for our leveraging strategy. All FHLB advances have maturities of less than 90 days with a weighted average interest rate of 1.13% at June 30, 2017.
Equity.  Stockholders’ equity at June 30, 2017 increased to $397.6 million from $360.0 million at June 30, 2016. The increase was primarily driven by $20.0 million in equity consideration paid in the TriSummit acquisition, $11.8 million in net income, $4.2 million representing stock-based compensation, and $3.1 million in exercised stock options. These increases were partially offset by a $2.1 million decrease in accumulated other comprehensive income representing a decrease in unrealized gains on securities available for sale, net of tax. Tangible book value per share increased $0.32, or 1.7% to $19.37 as of June 30, 2017 compared to $19.05 at June 30, 2016. This increase was reduced due to the intangible assets recorded as part of the TriSummit acquisition.

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

	Years Ended June 30,
	2017			2016			2015
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$2,080,490	$92,423	4.44%	$1,764,229	$80,974	4.59%	$1,628,067	$80,611	4.95%
Deposits in other financial institutions	177,753	1,900	1.07%	213,011	1,974	0.93%	332,703	2,323	0.70%
Investment securities	202,866	3,983	1.96%	229,287	4,161	1.81%	200,772	3,659	1.82%
Other (3)	222,847	3,484	1.56%	289,922	3,174	1.09%	105,831	1,299	1.23%
Total interest-earning assets	2,683,956	101,790	3.79%	2,496,449	90,283	3.62%	2,267,373	87,892	3.88%
Interest-bearing liabilities:
Interest-bearing checking accounts	430,527	772	0.18%	389,027	581	0.15%	349,599	442	0.13%
Money market accounts	541,030	1,405	0.26%	501,871	1,112	0.22%	453,056	1,027	0.23%
Savings accounts	228,360	308	0.13%	215,584	289	0.13%	209,782	304	0.14%
Certificate accounts	453,994	2,103	0.46%	504,469	2,549	0.51%	621,943	3,119	0.50%
Borrowings	577,848	3,657	0.63%	482,576	1,510	0.31%	245,464	498	0.20%
Total interest-bearing liabilities	2,231,759	8,245	0.37%	2,093,527	6,041	0.29%	1,879,844	5,390	0.29%
Tax equivalent net interest income		$93,545			$84,242			$82,502
Tax equivalent interest rate spread			3.42%			3.33%			3.59%
Net earning assets	$452,197			$402,922			$387,529
Tax equivalent net interest margin (4)			3.49%			3.37%			3.64%
Average interest-earning assets to average interest-bearing liabilities	120.26%			119.25%			120.61%
___________________

(1)	Average loans receivable include loans held for sale and nonaccruing loans.

(2)
Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $2.4 million, $2.5 million, and $2.7 million for fiscal years ended June 30, 2017, 2016, and 2015, respectively, calculated based on a federal income tax rate of 34%.

(3)
The average other assets consists of FRB stock, FHLB stock, and commercial paper. See Comparison of Results of Operation for the Year Ended June 30, 2017 and June 30, 2016 for discussion of our leveraging strategy.

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

	Years Ended June 30,			Years Ended June 30,
	2017 vs. 2016			2016 vs. 2015
	Increase/ (decrease) due to		Total increase/ (decrease)	Increase/ (decrease) due to		Total increase/ (decrease)
(Dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$14,515	$(3,066)	$11,449	$6,742	$(6,379)	$363
Deposits in other financial institutions	(327)	253	(74)	(836)	487	(349)
Investment securities	(479)	301	(178)	520	(18)	502
Other	(734)	1,044	310	2,260	(385)	1,875
Total interest-earning assets	12,975	(1,468)	11,507	8,686	(6,295)	2,391
Interest-bearing liabilities:
Interest-bearing checking accounts	$62	$129	$191	$49	$90	$139
Money market accounts	86	207	293	111	(26)	85
Savings accounts	17	2	19	9	(24)	(15)
Certificate accounts	(255)	(191)	(446)	(589)	19	(570)
Borrowings	298	1,849	2,147	481	531	1,012
Total interest-bearing liabilities	$208	$1,996	$2,204	$61	$590	$651
Net increase in tax equivalent interest income			$9,303			$1,740
Comparison of Results of Operations for the Years Ended June 30, 2017 and June 30, 2016
General.  During 2017, we had net income of $11.8 million, a $391,000 or 3.4% increase compared to net income of $11.5 million earned in 2016. The Company's diluted earnings per share were $0.65 for both years ended June 30, 2017 and 2016. The leading factors in the increase of net income for both periods ended June 30, 2017 were an increase in net interest income from organic loan growth and the acquisition of TriSummit, which outpaced all merger-related expenses. The Company's earnings per share were impacted by the issuance of 765,277 new common shares in conjunction with the TriSummit acquisition on January 1, 2017.
Net Interest Income.  Net interest income for 2017 was $91.2 million, a $9.5 million, or 11.6% increase from $81.7 million in 2016. During 2017, average interest-earning assets increased $187.5 million, or 7.5% to $2.7 billion compared to $2.5 billion for 2016. The $316.3 million, or 17.9% increase in average balance of loan receivables for 2017 was due to the TriSummit acquisition and increased organic loan growth, which was mainly funded by the cumulative decrease of $128.8 million, or 17.6% in average interest-earning deposits with banks, securities available for sale, and other interest-earning assets and an increase in average FHLB borrowings of $95.3 million, or 19.7%.
Net interest margin (on a fully taxable-equivalent basis) for 2017 increased 12 basis points to 3.49% from 3.37% for last year. During 2017, our leveraging strategy produced an additional $3.6 million in interest income at an average yield of 1.14%, while the average cost of the borrowings was 0.58%, resulting in approximately $1.8 million in net interest income. Our leveraging strategy produced an additional $3.3 million in interest income at an average yield of 0.81% during 2016, while the average cost of the borrowings was 0.31%, resulting in approximately $2.0 million in net interest income. Excluding the effects of the leveraging strategy, the net interest margin would have decreased five basis points to 3.88% for 2017 compared to 3.93% for 2016.
Interest Income.  Total interest income for 2017 was $99.4 million, compared to $87.7 million for 2016, an increase of $11.7 million, or 13.3%.The increase was primarily driven by an $11.6 million, or 14.8% increase in loan interest income and a $196,000, or 13.4% increase in other investment income, which were partially offset by a $178,000, or 4.3% decrease in interest from securities available for sale. The additional loan interest income was due to the increase in the average balance of loans receivable and a $1.6 million increase in the accretion of purchase discounts on acquired loans to $6.1 million for 2017 from $4.5 million for 2016, as a result of early prepayments. Net interest margin is enhanced by the amortization of purchase accounting discounts on purchased loans and certificates of deposit received in recent acquisitions, which is accreted into net interest income. This additional income stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on loan pools purchased and, at least semi-annually, the Company updates loss estimates, prepayment speeds, and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loans pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter as well as year over year.
Average loan yields decreased 15 basis points to 4.44% for the year ended June 30, 2017 from 4.59% in fiscal 2016. For the years ended June 30, 2017 and 2016, the average loan yields included 29 and 26 basis points, respectively, from the accretion of purchase discounts on acquired loans.
Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans' contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. As of June 30, 2017, our loans with interest rate floors totaled approximately $633.8 million or 27.0% of our total loan portfolio and had a weighted average floor rate of 4.00%, $192.6 million of these loans were at their floor rate, of which $148.0 million, or 76.9%, had yields that would begin floating again once prime rates increase at least 200 basis points.
Interest Expense.  Total interest expense was $8.2 million in 2017, a $2.2 million, or 36.5% increase from $6.0 million in 2016. The increase was primarily due to a 32 basis point increase in the average cost of borrowings increasing interest expense on borrowings by $2.1 million to $3.7 million for 2017 as compared to $1.5 million in 2016. In addition, average borrowings increased by $95.3 million to $577.8 million to partially fund the increase in total loans and to provide funds for the TriSummit acquisition and our leveraging strategy. The TriSummit acquisition was the leading factor for the $298.6 million increase in the average balance of interest-bearing deposits. The overall average cost of funds increased eight basis points to 0.37% for 2017 compared to 0.29% for 2016 primarily due to the impact of the recent increases in the federal funds rate on our borrowings.
Provision for Loan Losses.  During 2017 and 2016, there was no provision for loan losses reflecting the decline in our required provision loan losses due to the continued improvements in our asset quality outpacing the additional provision otherwise required due to our loan growth. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriated level based upon management's evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.
See "Comparison of Financial Condition at June 30, 2017 and 2016 - Asset Quality and Allowance for Loan Losses" for additional details.
Noninterest Income.  Noninterest income was $15.4 million for 2017 compared to $13.5 million for 2016. The $1.9 million, or 14.3% increase was primarily due to a $576,000, or 18.8% increase in mortgage banking income and fees from increases in originations of loans held for sale, a $445,000, or 27.1% increase in BOLI income, and a $385,000 gain on the sale of a previously closed branch office building. In addition, service charges on deposit accounts increased $362,000, or 5.4%, reflecting the increase in deposit accounts from the TriSummit acquisition.
Noninterest Expense.  Noninterest expense was $89.6 million in 2017, a $10.7 million, or 13.6% increase from $78.9 million in 2016. The overall increase was primarily due to $7.8 million of merger-related expenses related to the TriSummit acquisition. Salaries and employee benefits expense increased $3.9 million, or 9.3% as a result of the TriSummit acquisition and an increase in stock-based compensation expense primarily driven by the increase in the Company's stock price. As a result of management's continued commitment to reduce operating expenses and the consolidation of six branches during the second quarter of 2016, there was a cumulative decrease of $773,000, or 5.4% in net occupancy expense; marketing and advertising; and telephone, postage, and supplies. This decrease was offset by an $837,000, or 14.4% increase in computer services as a result of the TriSummit acquisition. In addition, deposit insurance premiums decreased $607,000, or 30.6% due to a decline in the rates charged by the FDIC that occurred during the first quarter of fiscal 2017. REO-related expenses decreased $385,000 as a result of a $234,000 decrease in writedowns and net losses on the sale of REO properties and a $151,000 decrease in REO expenses.
Income Taxes.  The provision for income taxes was $5.2 million for fiscal 2017, representing an effective tax rate of 30.5%, as compared to $4.9 million and an effective tax rate of 30.0% in 2016, as a result of higher income before taxes. During 2017 and 2016, the Company incurred a charge of $490,000 and $526,000, respectively, which related to the decrease in value of our deferred tax assets based on recent decreases in North Carolina's corporate tax rate. The rate was reduced to 4.0% in August 2015 and to 3.0% in August 2016 once certain state revenue triggers were achieved. For more information on income taxes and deferred taxes, see Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Comparison of Results of Operation for the Year Ended June 30, 2016 and 2015
General.  During 2016, we had net income of $11.5 million a $3.4 million, or 42.8% increase compared to net income of $8.0 million earned in 2015. The Company's basic and diluted earnings per share increased to $0.65 from $0.42 per share for fiscal year 2016 compared to 2015.
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
Interest Income.  Interest income for 2016 was $87.7 million, compared to $85.2 million for 2015, an increase of $2.6 million, or 3.0%. The $562,000, or 0.7% increase in interest income from loans in 2016 was a result of average loan receivables increasing $136.2 million to $1.8 billion which offset a 36 basis point decrease in the average loan yields compared to 2015. Net interest margin is enhanced by the amortization of purchase accounting discounts on purchased loans and certificates of deposit received in recent acquisitions, which is accreted into net interest income. This additional income stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on loan pools purchased and, at least semi-annually, the Company updates loss estimates, prepayment speeds, and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loans pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter as well as year over year. Interest income on loans included $4.5 million, or 26 basis points and $5.4 million, or 33 basis points in accretion of purchase discounts on acquired loans for 2016 and 2015, respectively. Interest income from our leveraging strategy increased $2.1 million and interest income from securities available for sale increased $502,000 for 2016 compared to 2015. Partially offsetting increases in loan, leveraging, and securities available for sale interest income was a $349,000 decrease in interest income from certificates of deposit and other interest-bearing deposits.
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
Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates. The table presented here, as of June 30, 2017, is forward-looking information about our sensitivity to changes in interest rates. The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up and down 400 basis points. Given the relatively low level of market interest rates, a PVE calculation for a decrease of greater than 100 basis points has not been prepared. An increase in rates would slightly increase our PVE because the repricing of nonmaturing deposits tend to lag behind the increase in market rates. This positive impact is partially offset by the negative effect from our loans with interest rate floors which will not adjust until such time as a  loan’s current interest rate adjusts to an increase in market rates which exceeds the interest rate floor. Conversely, in a falling interest rate environment these interest rate floors will assist in maintaining our net interest income. As of June 30, 2017, our loans with interest rate floors totaled approximately $633.8 million or 27.0% of our total loan portfolio and had a weighted average floor rate of 4.00%, $192.6 million of these loans were at their floor rate, of which $148.0 million, or 76.9%, had yields that would begin floating again once prime rates increase at least 200 basis points.

June 30, 2017
Change in Interest Rates in	Present Value Equity			PVE
Basis Points	Amount	$ Change	% Change	Ratio
(Dollars in Thousands)
+ 400	$634,443	$(12,059)	(2)%	22%
+ 300	642,843	(3,659)	(1)	22
+ 200	648,508	2,006	—	21
+ 100	649,758	3,256	1	21
Base	646,502	—	—	21
- 100	607,819	(38,683)	(6)	19
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2017, HomeTrust Bank had an additional borrowing capacity of $22.3 million with the FHLB of Atlanta, a $105.5 million line of credit with the FRB, and three lines of credit with three unaffiliated banks totaling $60.0 million. At June 30, 2017, we had $696.5 million in FHLB advances outstanding as part of the previously discussed leveraging strategy. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At June 30, 2017, brokered deposits totaled $16.8 million or 0.82% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Company on a stand-alone level is a separate legal entity from HomeTrust Bank and must provide for its own liquidity and pay its own operating expenses. The Company’s primary source of funds consists of the net proceeds retained by the Company from the Conversion. We also have the ability to receive dividends or capital distributions from HomeTrust Bank, although there are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. At June 30, 2017, the Company (on an unconsolidated basis) had liquid assets of $18.3 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2017, the total approved loan commitments and unused lines of credit outstanding amounted to $202.1 million and $414.4 million, respectively, as compared to $164.8 million and $340.4 million, respectively, as of June 30, 2016. Certificates of deposit scheduled to mature in one year or less at June 30, 2017, totaled $333.8 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

During fiscal 2017, cash and cash equivalents increased $34.4 million, or 65.4%, from $52.6 million as of June 30, 2016 to $87.0 million as of June 30, 2017 primarily due to the increase in borrowings to partially fund the increase in total loans, and to provide funds for the TriSummit acquisition and our leveraging strategy. Cash provided by operating activities of $15.1 million and financing activities of $126.0 million was partially offset by cash used in investing activities of $106.8 million. Primary sources of cash for the year ended June 30, 2017 included proceeds from an increase in borrowings of $158.0 million, the maturities and sales of investment securities of $46.4 million, the maturities of commercial paper, net of purchases, of $81.0 million, the maturities of certificates of deposit in other banks, net of purchases, of $29.5 million, and principal repayments of mortgage-backed securities of $23.9 million. Primary uses of cash during the period included, the purchase of securities available for sale of $15.1 million, a $34.5 million decrease in net deposits, an increase in portfolio loans of $255.9 million, a $2.8 million increase in fixed asset purchases, and $10.6 million for the TriSummit acquisition, net of cash received. All sources and uses of cash reflect our cash management strategy to increase our amount of higher yielding investments and loans, reducing our holdings in lower yielding investments and increasing our lower costing deposits.
During fiscal 2016, cash and cash equivalents decreased $63.6 million, or 54.7%, from $116.2 million as of June 30, 2015 to $52.6 million as of June 30, 2016 primarily due to management's decision to reduce excess cash by redeploying it to fund higher yielding loan growth and by reducing higher cost certificates of deposit. Cash provided by operating activities of $28.7 million was offset by cash used in investing activities of $10.9 million and financing activities of $81.4 million. Primary sources of cash for the year ended June 30, 2016 included proceeds from an increase in borrowings of $16.0 million, the maturities of investment securities of $100.8 million, the maturities of commercial paper, net of purchases, of $28.0 million, the maturities of certificates of deposit in other banks, net of purchases, of $49.1 million, and proceeds from the sale of REO of $2.8 million. Primary uses of cash during the period included, the purchase of securities available for sale of $66.0 million, a $69.4 million decrease in net deposits, $27.7 million used to repurchase common stock, and an increase in portfolio loans of $147.6 million. All sources and uses of cash reflect our cash management strategy to increase our amount of higher yielding investments and loans, reducing our holdings in lower yielding investments and increasing our lower costing deposits.

Contractual Obligations
The following table presents the Company's significant contractual obligations at June 30, 2017 (in thousands):

	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total
Borrowings	$696,500	$—	$—	$—	$696,500
Capital lease	123	400	412	1,995	2,930
Operating leases	1,697	2,195	757	1,293	5,942
Total contractual obligations	$698,320	$2,595	$1,169	$3,288	$705,372
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended June 30, 2017, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at June 30, 2017, is as follows (in thousands):

Undisbursed portion of construction loans	$158,380
Commitments to make loans	43,730
Unused lines of credit	414,373
Unused letters of credit	5,164
Total loan commitments	$577,917
Capital Resources
At June 30, 2017, equity totaled $397.6 million. Management monitors the capital levels of the Company to provide for current and future business opportunities and to ensure HomeTrust Bank meets regulatory guidelines for “well-capitalized” institutions.
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
HomeTrust Bancshares, Inc. and the Bank are required to maintain specified levels of regulatory capital under federal banking regulations. The capital adequacy requirements are quantitative measures established by regulation that require HomeTrust Bancshares, Inc. and the Bank to maintain minimum amounts and ratios of capital. HomeTrust Bancshares, Inc.’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements. At June 30, 2017, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements.
Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. As of June 30, 2017, the Bank was considered "well capitalized" in accordance with its regulatory capital guidelines and exceeded all regulatory capital requirements with Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios of 11.68%, 11.68%, 12.50%, and 9.97%, respectively. As of June 30, 2016, Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios were 12.80%, 12.80%, 13.79%, and 10.50%, respectively.
As of June 30, 2017, HomeTrust Bancshares, Inc. exceeded all regulatory capital requirements with Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios of 13.07%, 13.07%, 13.89%, and 11.13%, respectively. As of June 30, 2016, Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios were 14.39%, 14.39%, 15.38%, and 11.78%, respectively.
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
We have audited the accompanying consolidated balance sheets of HomeTrust Bancshares, Inc. and Subsidiary (the Company) as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeTrust Bancshares, Inc. and its Subsidiary as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America.
/s/ DIXON HUGHES GOODMAN LLP

Asheville, North Carolina
September 12, 2017

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30,
	2017	2016
Assets
Cash	$41,982	$29,947
Interest-bearing deposits	45,003	22,649
Cash and cash equivalents	86,985	52,596
Commercial paper	149,863	229,859
Certificates of deposit in other banks	132,274	161,512
Securities available for sale, at fair value	199,667	200,652
Other investments, at cost	39,355	29,486
Loans held for sale	5,607	5,783
Total loans, net of deferred loan fees	2,351,470	1,832,831
Allowance for loan losses	(21,151)	(21,292)
Net loans	2,330,319	1,811,539
Premises and equipment, net	63,648	54,231
Accrued interest receivable	8,758	7,405
Real estate owned (REO)	6,318	5,956
Deferred income taxes	57,387	54,153
Bank owned life insurance (BOLI)	85,981	79,858
Goodwill	25,638	12,673
Core deposit intangibles	7,173	7,136
Other assets	7,560	4,838
Total Assets	$3,206,533	$2,717,677
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$2,048,451	$1,802,696
Borrowings	696,500	491,000
Capital lease obligations	1,937	1,958
Other liabilities	61,998	62,047
Total liabilities	2,808,886	2,357,701
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 18,967,875, shares issued and outstanding at June 30, 2017; 17,998,750 at June 30, 2016	190	180
Additional paid in capital	213,459	186,104
Retained earnings	191,660	179,813
Unearned Employee Stock Ownership Plan (ESOP) shares	(7,935)	(8,464)
Accumulated other comprehensive income	273	2,343
Total stockholders’ equity	397,647	359,976
Total Liabilities and Stockholders’ Equity	$3,206,533	$2,717,677
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	June 30,
	2017	2016	2015
Interest and Dividend Income
Loans	$90,069	$78,437	$77,875
Securities available for sale	3,983	4,161	3,659
Certificates of deposit and other interest-bearing deposits	3,725	3,686	2,747
Other investments	1,659	1,463	875
Total interest and dividend income	99,436	87,747	85,156
Interest Expense
Deposits	4,588	4,531	4,892
Borrowings	3,657	1,509	498
Total interest expense	8,245	6,040	5,390
Net Interest Income	91,191	81,707	79,766
Provision for Loan Losses	—	—	150
Net Interest Income after Provision for Loan Losses	91,191	81,707	79,616
Noninterest Income
Service charges and fees on deposit accounts	7,042	6,680	5,930
Mortgage banking income and fees	3,645	3,069	2,989
BOLI income	2,088	1,643	1,651
Gain from sale of premises and equipment	385	10	—
Gain from sales of securities available for sale	22	—	61
Other, net	2,258	2,101	1,888
Total noninterest income	15,440	13,503	12,519
Noninterest Expense
Salaries and employee benefits	46,446	42,491	41,265
Net occupancy expense	9,121	9,106	8,635
Marketing and advertising	1,670	2,037	2,048
Telephone, postage, and supplies	2,732	3,153	3,141
Deposit insurance premiums	1,378	1,985	1,922
Computer services	6,650	5,813	5,972
Loss on sale and impairment of REO	300	534	28
REO expense	1,114	1,265	1,645
Core deposit intangible amortization	2,823	2,907	2,547
Merger-related expenses	7,805	—	5,417
Impairment charges for branch consolidation	—	400	375
Other	9,553	9,162	8,557
Total noninterest expense	89,592	78,853	81,552
Income Before Income Taxes	17,039	16,357	10,583
Income Tax Expense	5,192	4,901	2,558
Net Income	$11,847	$11,456	$8,025
Per Share Data:
Net income per common share:
Basic	$0.66	$0.65	$0.42
Diluted	$0.65	$0.65	$0.42
Average shares outstanding:
Basic	17,379,487	17,417,046	19,038,098
Diluted	17,956,443	17,606,689	19,117,902
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	June 30,
	2017	2016	2015
Net Income	$11,847	$11,456	$8,025
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	$(3,113)	$2,233	$1,002
Deferred income tax benefit (expense)	1,058	(760)	(340)
Reclassification of securities gains recognized in net income	(22)	—	(57)
Deferred income tax expense	7	—	20
Total other comprehensive income (loss)	$(2,070)	$1,473	$625
Comprehensive Income	$9,777	$12,929	$8,650
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2014	20,632,008	$207	$225,889	$160,332	$(9,522)	$245	$377,151
Net income	—	—	—	8,025	—	—	8,025
Stock repurchased	(1,147,927)	(12)	(18,458)	—	—	—	(18,470)
Granted restricted stock	—	—	—	—	—	—	—
Forfeited restricted stock	(1,600)	—	—	—	—	—	—
Retired stock	(12,032)		(188)				(188)
Exercised stock options	18,000	—	259	—	—	—	259
Stock option expense	—	—	1,394	—	—	—	1,394
Restricted stock expense	—	—	1,427	—	—	—	1,427
ESOP shares allocated	—	—	298	—	529	—	827
Other comprehensive income	—	—	—	—	—	625	625
Balance at June 30, 2015	19,488,449	$195	$210,621	$168,357	$(8,993)	$870	$371,050
Net income	—	—	—	11,456	—	—	11,456
Stock repurchased	(1,510,994)	(15)	(27,719)	—	—	—	(27,734)
Granted restricted stock	34,500	—	—	—	—	—	—
Forfeited restricted stock	(2,550)	—	—	—	—	—	—
Retired stock	(12,855)		(223)				(223)
Exercised stock options	2,200	—	32	—	—	—	32
Stock option expense	—	—	1,512	—	—	—	1,512
Restricted stock expense	—	—	1,427	—	—	—	1,427
ESOP shares allocated	—	—	454	—	529	—	983
Other comprehensive income	—	—	—	—	—	1,473	1,473
Balance at June 30, 2016	17,998,750	$180	$186,104	$179,813	$(8,464)	$2,343	$359,976
Net income	—	—	—	11,847	—	—	11,847
Granted restricted stock	47,500	—	—	—	—	—	—
Forfeited restricted stock	(6,000)	—	—	—	—	—	—
Retired stock	(22,794)	—	(569)	—	—	—	(569)
Exercised stock options	185,142	3	3,065	—	—	—	3,068
Shares issued for TriSummit Bancorp, Inc. merger	765,277	7	20,036	—	—	—	20,043
Stock option expense	—	—	2,627	—	—	—	2,627
Restricted stock expense	—	—	1,539	—	—	—	1,539
ESOP shares allocated	—	—	657	—	529	—	1,186
Other comprehensive income	—	—	—	—	—	(2,070)	(2,070)
Balance at June 30, 2017	18,967,875	$190	$213,459	$191,660	$(7,935)	$273	$397,647
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	June 30,
	2017	2016	2015
Operating Activities:
Net income	$11,847	$11,456	$8,025
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	—	150
Depreciation	3,816	4,035	3,776
Deferred income tax expense	4,947	4,581	2,286
Net amortization and accretion	(6,658)	(3,986)	(4,806)
Gain on sale of premises and equipment	(385)	(10)	—
Loss on sale and impairment of REO	300	534	28
BOLI income	(2,088)	(1,643)	(1,651)
Gain from sales of securities available for sale	(22)	—	(61)
Gain on sale of loans held for sale	(2,674)	(1,643)	(1,651)
Origination of loans held for sale	(134,258)	(91,963)	(74,353)
Proceeds from sales of loans held for sale	137,108	93,697	72,667
Decrease in deferred loan fees, net	(1,317)	(349)	(1,363)
Decrease (increase) in accrued interest receivable and other assets	(2,727)	8,295	(1,343)
Core deposit intangible amortization	2,823	2,907	2,547
ESOP compensation expense	1,186	983	827
Restricted stock and stock option expense	4,166	2,939	2,821
Increase in other liabilities	(949)	(912)	(5,685)
Net cash provided by operating activities	15,115	28,921	2,214
Investing Activities:
Purchase of securities available for sale	(15,082)	(66,000)	(135,830)
Proceeds from sales of securities available for sale	19,279	—	10,387
Proceeds from maturities of securities available for sale	27,145	100,836	41,340
Maturities (purchase) of commercial paper, net	81,821	28,004	(255,727)
Purchase of certificates of deposit in other banks	(41,988)	(49,638)	(101,904)
Maturities of certificates of deposit in other banks	71,476	98,755	55,055
Principal repayments of mortgage-backed securities	23,919	24,165	19,447
Net purchases of Federal Home Loan Bank and Federal Reserve Bank Stock	(7,255)	(775)	(24,223)
Net increase in loans	(255,853)	(147,586)	(106,588)
Purchase of BOLI	(273)	(4,481)	(260)
Proceeds from redemption of BOLI	—	3,620	707
Purchase of premises and equipment	(2,821)	(801)	(4,937)
Proceeds from sale of premises and equipment	395	69	—
Capital improvements to REO	(11)	(99)	(94)
Proceeds from sale of REO	3,277	2,822	9,741
Acquisition of United Financial of North Carolina, Inc.	(200)	—	—
Acquisition of TriSummit Bancorp, Inc., net of cash received	(10,585)	—	—
Acquisition of Bank of Commerce, net of cash received	—	—	(7,759)
Acquisition of Bank of America branches, net of cash paid	—	—	310,868
Net cash used in investing activities	(106,756)	(11,109)	(189,777)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	June 30,
	2017	2016	2015
Financing Activities:
Net decrease in deposits	(34,479)	(69,430)	(133,517)
Net increase in borrowings	158,031	16,000	409,828
Common stock repurchased	—	(27,734)	(18,470)
Retired stock	(569)	(223)	(188)
Stock options exercised	3,068	32	259
Decrease in capital lease obligations	(21)	(21)	(19)
Net cash provided by (used in) financing activities	126,030	(81,376)	257,893
Net Increase (Decrease) in Cash and Cash Equivalents	34,389	(63,564)	70,330
Cash and Cash Equivalents at Beginning of Period	52,596	116,160	45,830
Cash and Cash Equivalents at End of Period	$86,985	$52,596	$116,160

	June 30,
	2017	2016	2015
Supplemental Disclosures:
Cash paid during the period for:
Interest	$7,980	$6,468	$4,964
Income taxes	383	428	222
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	(2,070)	1,473	625
Transfers of loans to REO	2,417	2,189	2,288
Transfers of loans to loans sold (included in other assets)	—	—	9,139
Loans originated to finance the sale of REO	—	—	460
Business Combinations:
Assets acquired	364,504	—	463,959
Liabilities assumed	328,378	—	444,154
Net assets acquired	36,126	—	19,805
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
1. Summary of Significant Accounting Policies
Business
The consolidated financial statements presented in this report include the accounts of HomeTrust Bancshares, Inc., a Maryland corporation (“HomeTrust”), and its wholly-owned subsidiary, HomeTrust Bank (the “Bank”). As used throughout this report, the term the “Company” refers to HomeTrust and its consolidated subsidiary, unless the context otherwise requires. HomeTrust is a bank holding company primarily engaged in the business of planning, directing, and coordinating the business activities of the Bank. The Bank is a North Carolina state chartered bank and provides a wide range of retail and commercial banking products within its geographic footprint, which includes: North Carolina (the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh), Upstate South Carolina (Greenville), East Tennessee (Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (the Roanoke Valley). The Bank operates under a single set of corporate policies and procedures and is recognized as a single banking segment for financial reporting purposes.
Accounting Principles
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States (“US GAAP”).
Principles of Consolidation and Subsidiary Activities
The accompanying consolidated financial statements include the accounts of HomeTrust, the Bank, and its wholly-owned subsidiary, Western North Carolina Service Corporation (“WNCSC”) at or for the years ended June 30, 2017, 2016, and 2015. WNCSC owns office buildings in Asheville, North Carolina that are leased to the Bank. All intercompany items have been eliminated.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and interest-bearing deposits with initial terms to maturity of 90 days or less.
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
Originated home equity lines of credit ("HELOCs") are often secured by second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render the Company’s second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lien holders that may further weaken collateral positions. Further, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination. In December 2014, the Company began purchasing HELOCs from a third party. The credit risk characteristics are different for these loans since they were not originated by the Company and the collateral is located outside the Company’s market area, primarily in several western states. These loans have an average FICO score of 740 and loan to values of less than 90%. The Company established an allowance for loan losses based on the historical losses of the portfolio. The Company monitors the performance of these loans and adjusts the allowance for loan losses as necessary.
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
In testing goodwill for impairment, we have the option to assess either qualitative or quantitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform a quantitative impairment test, otherwise no further analysis is required.
Under the quantitative impairment test, the evaluation involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value an impairment charge is recognized for the difference, but limited by the amount of goodwill allocated to that reporting unit. The Company uses a combination of the market and income approaches to estimate the fair value of its reporting unit. All inputs are evaluated by management at the evaluation date of April 1st and reviewed again at year end to ensure no significant changes occurred that could indicate impairment. Subsequent reversal of goodwill impairment losses is not permitted.
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
The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of June 30, 2017 and 2016, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2013.
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
Recent Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”, which defers the effective date of Accounting Standard Update ("ASU") No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. ASU No. 2015-14 is effective for interim and annual periods beginning after December 15, 2017; early adoption is permitted for interim and annual periods beginning after December 15, 2016. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. With respect to noninterest income, the Company is in its preliminary stages of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance. The Company is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments. To date, the Company has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company’s implementation efforts are ongoing and such assessments may change prior to the July 1, 2018 implementation date.
In August 2015, the FASB issued ASU No. 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This ASU provides guidance regarding debt issuance related to line-of-credit arrangements. The amendments in this ASU allows an entity to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless if there are any outstanding borrowings on the line-of-

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

credit arrangement. This ASU was effective for annual periods beginning after December 15, 2015. The adoption of ASU No. 2015-15 did not have a material impact on the Company's Consolidated Financial Statements.
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
In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The ASU changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements and the timing of adoption. Once adopted, we will elect to account for forfeitures of stock-based awards as they occur. We expect the adoption of this ASU will create some volatility in our reported income tax expense related to the excess tax benefits for employee stock-based transactions, however, the actual amounts recognized will be dependent on the amount of employee stock-based transactions and the stock price at the time of vesting.
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
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity on the guidance related to stock compensation when there have been changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting under ASC 718. The ASU provides the three following criteria must be met in order to not account for the effect of the modification of terms or conditions: the fair value, the vesting conditions and the classification as an equity or liability instrument of the modified award is the same as the original award immediately before the original award is modified. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company's Consolidated Financial Statements.
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

The total consideration paid by the Bank in the United Financial acquisition was $425. Per the merger agreement, a cash payment of $200 was paid on the acquisition date with an additional $225 due in the third quarter of fiscal 2018; all of which was allocated to goodwill.

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the consideration paid by the Company in the acquisition of TriSummit and the assets acquired and liabilities assumed as of January 1, 2017:

	As Recorded by TriSummit	Fair Value and Other Merger Related Adjustments	As Recorded by the Company
Consideration Paid:
Cash paid including cash in lieu of fractional shares			$16,083
Fair value of HomeTrust common stock at $25.90 per share			20,043
Total consideration			$36,126
Assets:
Cash and cash equivalents	$5,498	$—	$5,498
Certificates of deposit in other banks	250	—	250
Investment securities	58,728	(203)	58,525
Other investments, at cost	2,614	—	2,614
Loans, net	261,926	(3,867)	258,059
Premises and equipment, net	12,841	(2,419)	10,422
REO	1,633	(122)	1,511
Deferred income taxes	2,653	4,462	7,115
Bank owned life insurance	3,762	—	3,762
Core deposit intangibles	1,285	1,575	2,860
Other assets	1,453	(105)	1,348
Total assets acquired	$352,643	$(679)	$351,964

Liabilities:
Deposits	$279,647	$587	280,234
Borrowings	47,453	16	47,469
Other liabilities	675	—	675
Total liabilities assumed	$327,775	$603	$328,378
Net identifiable assets acquired over liabilities assumed	$24,868	$(1,282)	$23,586
Goodwill			$12,540

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
The following table discloses the impact of the acquisition of TriSummit since the effective date of January 1, 2017 through June 30, 2017. In addition, the table presents certain pro forma information as if TriSummit had been acquired on July 1, 2015. Although, this pro forma information combines the historical results from each company, it is not indicative of what would have occurred had the acquisition taken place on the assumed date. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity. The pro forma earnings were adjusted to exclude merger-related expenses for the year ended June 30, 2017, but were included in the year ended June 30, 2016. Furthermore, any projected cost savings or other anticipated benefits of the merger were not included.

	Actual	Pro Forma	Pro Forma
	Year Ended	Year Ended	Year Ended
	June 30, 2017	June 30, 2017	June 30, 2016
Total revenues*	$106,631	$107,330	$109,217
Net income	11,847	16,881	9,753
* Net interest income plus noninterest income
Bank of America
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

Bank of Commerce
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
The carrying amount of acquired loans from Bank of Commerce as of July 31, 2014 consisted of purchased performing loans and PCI loans as detailed in the following table:

	Purchased Performing	PCI	Total Loans
Retail Consumer Loans:
One-to-four family	$2,717	$2,979	$5,696
Home equity lines of credit	8,823	317	9,140
Consumer	37	15	52
Commercial:
Commercial real estate	29,048	30,047	59,095
Construction and development	202	3,020	3,222
Commercial and industrial	5,402	3,877	9,279
Total	$46,229	$40,255	$86,484
3. Securities Available for Sale
Securities available for sale consist of the following at the dates indicated:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$65,947	$184	$(301)	$65,830
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	92,841	411	(281)	92,971
Municipal Bonds	34,135	403	(28)	34,510
Corporate Bonds	6,267	114	(88)	6,293
Equity Securities	63	—	—	63
Total	$199,253	$1,112	$(698)	$199,667

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$77,356	$624	$—	$77,980
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	95,668	1,824	(84)	97,408
Municipal Bonds	16,242	992	—	17,234
Corporate Bonds	7,773	194	—	7,967
Equity Securities	63	—		$63
Total	$197,102	$3,634	$(84)	$200,652

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

	June 30, 2017
	Amortized Cost	Estimated Fair Value
Due within one year	$1,430	$1,430
Due after one year through five years	75,025	74,949
Due after five years through ten years	19,535	19,828
Due after ten years	10,359	10,426
Mortgage-backed securities	92,841	92,971
Total	$199,190	$199,604

	June 30, 2016
	Amortized Cost	Estimated Fair Value
Due within one year	$407	$411
Due after one year through five years	79,724	80,290
Due after five years through ten years	18,278	19,257
Due after ten years	2,962	3,223
Mortgage-backed securities	95,668	97,408
Total	$197,039	$200,589
Gross proceeds and gross realized gains and losses from sales of securities recognized in net income follow:

	June 30,
	2017	2016	2015
Gross proceeds from sales of securities	$19,279	$—	$10,387
Gross realized gains from sales of securities	70	—	74
Gross realized losses from sales of securities	(48)	—	(13)
Securities available for sale with costs totaling $156,592 and $151,359 with market values of $154,264 and $154,132 at June 30, 2017 and June 30, 2016, respectively, were pledged as collateral to secure various public deposits and borrowings.
The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2017 and June 30, 2016 were as follows:

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$46,767	$(222)	$6,921	$(79)	$53,688	$(301)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	42,921	(240)	3,970	(41)	46,891	(281)
Municipal Bonds	9,153	(28)	—	—	9,153	(28)
Corporate Bonds	3,734	(88)	—	—	3,734	(88)
Total	$102,575	$(578)	$10,891	$(120)	$113,466	$(698)

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
The total number of securities with unrealized losses at June 30, 2017, and June 30, 2016 were 136 and 44, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the years ended June 2017, 2016 or 2015.
As a requirement for membership, the Bank invests in stock of the FHLB and the Federal Reserve Bank. No ready market exists for these stocks and the carrying value approximates its fair value based on the redemption provisions of the FHLB and the Federal Reserve Bank.
4. Loans
Loans consist of the following at the dates indicated:

	June 30, 2017	June 30, 2016
Retail consumer loans:
One-to-four family	$684,089	$623,701
HELOCs - originated	157,068	163,293
HELOCs - purchased	162,407	144,377
Construction and land/lots	50,136	38,102
Indirect auto finance	140,879	108,478
Consumer	7,900	4,635
Total retail consumer loans	1,202,479	1,082,586
Commercial loans:
Commercial real estate	730,408	486,561
Construction and development	197,966	86,840
Commercial and industrial	120,387	73,289
Municipal leases	101,175	103,183
Total commercial loans	1,149,936	749,873
Total loans	2,352,415	1,832,459
Deferred loan costs (fees), net	(945)	372
Total loans, net of deferred loan fees and discount	2,351,470	1,832,831
Allowance for loan and lease losses	(21,151)	(21,292)
Net loans	$2,330,319	$1,811,539
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, and FHLB Stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers and directors and their associates during the ordinary course of business. The aggregate amount of loans to related parties totaled approximately $338 and $837 at June 30, 2017 and 2016, respectively. In relation to these loans are unfunded commitments that totaled approximately $750 and $872 at June 30, 2016 and 2015, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2017
Retail consumer loans:
One-to-four family	$655,424	$4,715	$14,769	$1,101	$11	$676,020
HELOCs - originated	153,676	809	2,100	188	7	156,780
HELOCs - purchased	162,215	—	192	—	—	162,407
Construction and land/lots	48,728	479	341	60	—	49,608
Indirect auto finance	140,780	—	97	1	1	140,879
Consumer	7,828	12	34	—	8	7,882
Commercial loans:
Commercial real estate	700,060	5,847	7,118	—	—	713,025
Construction and development	192,025	992	2,320	—	—	195,337
Commercial and industrial	113,923	883	2,954	—	1	117,761
Municipal leases	99,811	1,258	106	—	—	101,175
Total loans	$2,274,470	$14,995	$30,031	$1,350	$28	$2,320,874

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2016
Retail consumer loans:
One-to-four family	$587,440	$7,800	$20,129	$1,283	$11	$616,663
HELOCs - originated	159,275	678	2,997	55	10	163,015
HELOCs - purchased	144,377	—	—	—	—	144,377
Construction and land/lots	36,298	542	679	9	—	37,528
Indirect auto finance	108,432	14	21	11	—	108,478
Consumer	4,390	1	224	2	9	4,626
Commercial loans:
Commercial real estate	448,188	7,817	9,232	1	—	465,238
Construction and development	79,005	480	4,208	—	—	83,693
Commercial and industrial	63,299	1,032	5,361	—	2	69,694
Municipal leases	100,867	1,651	665	—	—	103,183
Total loans	$1,731,571	$20,015	$43,516	$1,361	$32	$1,796,495
The Company’s total PCI loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2017
Retail consumer loans:
One-to-four family	$3,115	$1,129	$3,615	$210	$—	$8,069
HELOCs - originated	258	—	30	—	—	288
Construction and land/lots	487	—	41	—	—	528
Consumer	4	14	—	—	—	18
Commercial loans:
Commercial real estate	8,909	2,299	6,175	—	—	17,383
Construction and development	338	—	2,291	—	—	2,629
Commercial and industrial	2,460	44	122	—	—	2,626
Total loans	$15,571	$3,486	$12,274	$210	$—	$31,541

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2016
Retail consumer loans:
One-to-four family	$5,039	$377	$1,593	$14	$15	$7,038
HELOCs - originated	258	—	20	—	—	278
Construction and land/lots	522	—	52	—	—	574
Consumer	8	—	—	—	1	9
Commercial loans:
Commercial real estate	12,594	4,266	4,463	—	—	21,323
Construction and development	1,136	292	1,719	—	—	3,147
Commercial and industrial	3,234	194	167	—	—	3,595
Total loans	$22,791	$5,129	$8,014	$14	$16	$35,964
The Company’s total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2017
Retail consumer loans:
One-to-four family	$3,496	$3,990	$7,486	$676,603	$684,089
HELOCs - originated	1,037	274	1,311	155,757	157,068
HELOCs - purchased	—	—	—	162,407	162,407
Construction and land/lots	132	129	261	49,875	50,136
Indirect auto finance	96	—	96	140,783	140,879
Consumer	5	14	19	7,881	7,900
Commercial loans:
Commercial real estate	809	3,100	3,909	726,499	730,408
Construction and development	385	887	1,272	196,694	197,966
Commercial and industrial	37	831	868	119,519	120,387
Municipal leases	—	—	—	101,175	101,175
Total loans	$5,997	$9,225	$15,222	$2,337,193	$2,352,415

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2016
Retail consumer loans:
One-to-four family	$3,514	$5,476	$8,990	$614,711	$623,701
HELOCs - originated	220	377	597	162,696	163,293
HELOCs - purchased	—	—	—	144,377	144,377
Construction and land/lots	100	119	219	37,883	38,102
Indirect auto finance	182	—	182	108,296	108,478
Consumer	4	4	8	4,627	4,635
Commercial loans:
Commercial real estate	1,436	3,353	4,789	481,772	486,561
Construction and development	371	1,296	1,667	85,173	86,840
Commercial and industrial	216	2,819	3,035	70,254	73,289
Municipal leases	—	—	—	103,183	103,183
Total loans	$6,043	$13,444	$19,487	$1,812,972	$1,832,459

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s recorded investment in loans, by segment and class that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	June 30, 2017		June 30, 2016
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$6,453	$—	$9,192	$—
HELOCs - originated	1,291	—	1,026	—
HELOCs - purchased	192	—	—	—
Construction and land/lots	245	—	188	—
Indirect auto finance	1	—	20	—
Consumer	29	—	15	—
Commercial loans:
Commercial real estate	2,756	—	3,222	—
Construction and development	1,766	—	1,417	—
Commercial and industrial	827	—	3,019	—
Municipal leases	106	—	419	—
Total loans	$13,666	$—	$18,518	$—
PCI loans totaling $6,664 at June 30, 2017 and $6,607 at June 30, 2016 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
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
The Company’s loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	June 30, 2017	June 30, 2016
Performing TDRs included in impaired loans	$27,043	$28,263
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	June 30, 2017
	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$361	$11,549	$9,382	$21,292
Provision for (recovery of) loan losses	366	(2,829)	2,463	—
Charge-offs	—	(1,219)	(1,331)	(2,550)
Recoveries	—	1,084	1,325	2,409
Balance at end of period	$727	$8,585	$11,839	$21,151

	June 30, 2016
	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$401	$12,575	$9,398	$22,374
Provision for (recovery of) loan losses	(40)	(597)	637	—
Charge-offs	—	(1,663)	(2,041)	(3,704)
Recoveries	—	1,234	1,388	2,622
Balance at end of period	$361	$11,549	$9,382	$21,292

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	June 30, 2015
	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$—	$15,731	$7,698	$23,429
Provision for (recovery of) loan losses	1,053	(1,258)	355	150
Charge-offs	(652)	(3,107)	(1,101)	(4,860)
Recoveries	—	1,209	2,446	3,655
Balance at end of period	$401	$12,575	$9,398	$22,374
The Company’s ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans Collectively Evaluated	Total	PCI	Loans individually evaluated for impairment	Loans Collectively Evaluated	Total
June 30, 2017
Retail consumer loans:
One-to-four family	$28	$863	$3,585	$4,476	$8,069	$10,305	$665,715	$684,089
HELOCs - originated	—	44	1,340	1,384	288	12	156,768	157,068
HELOCs - purchased	—	—	838	838	—	—	162,407	162,407
Construction and land/lots	—	88	889	977	528	634	48,974	50,136
Indirect auto finance	—	1	880	881	—	1	140,878	140,879
Consumer	—	8	49	57	18	8	7,874	7,900
Commercial loans:
Commercial real estate	512	239	6,600	7,351	17,383	6,284	706,741	730,408
Construction and development	171	13	2,982	3,166	2,629	2,184	193,153	197,966
Commercial and industrial	16	287	1,221	1,524	2,626	1,514	116,247	120,387
Municipal leases	—	—	497	497	—	—	101,175	101,175
Total	$727	$1,543	$18,881	$21,151	$31,541	$20,942	$2,299,932	$2,352,415
June 30, 2016
Retail consumer loans:
One-to-four family	$23	$187	$6,385	$6,595	$7,038	$12,411	$604,252	$623,701
HELOCs - originated	—	288	1,709	1,997	278	1,145	161,870	163,293
HELOCs - purchased	—	—	558	558	—	—	144,377	144,377
Construction and land/lots	—	198	1,146	1,344	574	392	37,136	38,102
Indirect auto finance	—	—	1,016	1,016	—	—	108,478	108,478
Consumer	—	10	51	61	9	—	4,626	4,635
Commercial loans:
Commercial real estate	288	—	6,142	6,430	21,323	5,376	459,862	486,561
Construction and development	17	—	1,891	1,908	3,147	1,789	81,904	86,840
Commercial and industrial	33	3	685	721	3,595	2,927	66,767	73,289
Municipal leases	—	—	662	662	—	305	102,878	103,183
Total	$361	$686	$20,245	$21,292	$35,964	$24,345	$1,772,150	$1,832,459
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	With a Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance
June 30, 2017
Retail consumer loans:
One-to-four family	$28,469	$17,353	$7,773	$25,126	$881
HELOCs - originated	4,070	2,270	532	2,802	49
HELOCs - purchased	192		192	192	—
Construction and land/lots	2,817	1,310	468	1,778	88
Indirect auto finance	22	—	1	1	1
Consumer	552	15	27	42	8
Commercial loans:
Commercial real estate	8,307	4,721	3,186	7,907	253
Construction and development	3,768	1,024	1,617	2,641	16
Commercial and industrial	7,757	845	1,231	2,076	288
Municipal leases	400	106	294	400	—
Total impaired loans	$56,354	$27,644	$15,321	$42,965	$1,584
June 30, 2016
Retail consumer loans:
One-to-four family	$29,053	$12,348	$13,375	$25,723	$281
HELOCs - originated	4,486	1,999	1,178	3,177	305
Construction and land/lots	2,890	764	693	1,457	209
Indirect auto finance	45	20	—	20	—
Consumer	514	9	13	22	10
Commercial loans:
Commercial real estate	7,433	857	5,776	6,633	13
Construction and development	3,556	600	1,929	2,529	14
Commercial and industrial	9,710	1,197	2,930	4,127	17
Municipal leases	419	114	305	419	1
Total impaired loans	$58,106	$17,908	$26,199	$44,107	$850
Impaired loans above excludes $13,425 at June 30, 2017 and $2,541 at June 30, 2016 in PCI loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
During the year ended June 30, 2017, impaired loans with a recorded allowance increased $9,148 primarily due to the change in methodology of measuring impairment during the first quarter of fiscal 2017 from the collateral method to the present value of future cash flows method to better reflect the anticipated repayments of these loans.
The table above includes $22,023 and $19,762 of impaired loans that were not individually evaluated at June 30, 2017 and June 30, 2016, respectively, because these loans did not meet the Company’s threshold for individual impairment evaluation. The recorded allowance above includes $41 and $164 related to these loans that were not individually evaluated at June 30, 2017 and June 30, 2016, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s average recorded investment in loans individually evaluated for impairment as of the dates indicated below, and interest income recognized on impaired loans for the year ended as follows:

	June 30, 2017		June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$25,814	$1,229	$28,479	$1,477	$30,089	$1,696
HELOCs - originated	2,555	157	3,593	200	4,373	238
HELOCs - purchased	48	12	—	—	—	—
Construction and land/lots	1,734	139	1,787	135	2,074	158
Indirect auto finance	106	2	7	2	—	—
Consumer	35	20	55	23	46	24
Commercial loans:
Commercial real estate	8,035	346	8,506	440	14,718	243
Construction and development	2,622	98	3,469	84	5,654	167
Commercial and industrial	2,737	125	4,379	155	2,496	188
Municipal leases	406	18	452	22	303	24
Total loans	$44,092	$2,146	$50,727	$2,538	$59,753	$2,738
A summary of changes in the accretable yield for PCI loans at the dates indicated below:

	Year Ended June 30, 2017	Year Ended June 30, 2016
Accretable yield, beginning of period	$9,532	$11,096
Addition from TriSummit acquisition	1,288	—
Reclass from nonaccretable yield (1)	1,537	1,452
Other changes, net (2)	(427)	1,436
Interest income	(4,850)	(4,452)
Accretable yield, end of period	$7,080	$9,532
______________________________

(1)	Represents changes attributable to expected losses assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.
The following table presents carrying values and unpaid principal balances for PCI loans at the dates indicated below:

	June 30, 2017	June 30, 2016
Carrying value of PCI loans	$31,541	$35,964
Unpaid principal balance of PCI loans	$37,955	$43,398

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Year Ended June 30, 2017			Year Ended June 30, 2016
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	3	$288	$285	5	$234	$238
Construction and land/lots	2	80	79	—	—	—
Commercial:
Commercial real estate	—	$—	$—	1	$590	578
Total	5	$368	$364	6	$824	$816
Extended payment terms:
Retail consumer:
One-to-four family	5	$186	$179	5	$142	$147
HELOCs - originated	1	37	37	2	28	25
Construction and land/lots	1	280	264	—	—	—
Consumer	2	11	11	—	—	—
Commercial:
Commercial real estate	—	—	—	1	286	284
Construction and development	1	439	439	1	128	128
Commercial and industrial	2	52	50	2	164	$155
Total	12	$1,005	$980	11	$748	$739
Other TDRs:
Retail consumer:
One-to-four family	13	$525	$517	30	$2,890	$2,498
HELOCs - originated	2	33	31	4	228	227
Construction and land/lots	4	404	318	—	—	—
Consumer	—	—	—	1	2	1
Commercial:
Commercial real estate	3	2,349	2,035	—	—	—
Construction and development	—	—	—	2	386	371
Commercial and industrial	2	$231	$227	1	$997	$957
Total	24	$3,542	$3,128	38	$4,503	$4,054
Total	41	$4,915	$4,472	55	$6,075	$5,609

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the years ended June 30, 2017 and 2016.

	Year Ended June 30, 2017		Year Ended June 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	2	$63
Total	—	$—	2	$63
Extended payment terms:
Retail consumer:
One-to-four family	—	$—	2	$43
Total	—	$—	2	$43
Other TDRs:
Retail consumer:
One-to-four family	2	$27	11	$529
HELOCs - originated	—	—	1	8
Construction and land/lots	1	19	—	—
Commercial:
Construction and development	—	—	2	371
Total	3	$46	14	$908
Total	3	$46	18	$1,014
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
5. Premises and Equipment
Premises and equipment consist of the following:

	June 30,
	2017	2016
Land	$20,148	$15,833
Land held under capital lease	2,052	2,052
Office buildings	56,765	49,852
Furniture, fixtures and equipment	14,877	16,179
Total	93,842	83,916
Less accumulated depreciation	(30,194)	(29,685)
Premises and equipment, net	$63,648	$54,231

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

6. Accrued Interest Receivable
Accrued interest receivable consists of the following:

	June 30,
	2017	2016
Loans	$7,349	$6,299
Securities available for sale	880	676
Other	529	430
Total	$8,758	$7,405

7. Real Estate Owned
The activity within REO for the periods shown is as follows:

	June 30,
	2017	2016
Balance at beginning of period	$5,956	$7,024
Transfers from loans	2,417	2,189
Acquired through mergers	1,511	—
Sales, net of loss	(3,285)	(3,038)
Writedowns	(292)	(318)
Capital improvements	11	99
Balance at end of period	$6,318	$5,956
At June 30, 2017 and 2016, the Bank had $1,015 and $824, respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $2,230 and $1,681 for June 30, 2017 and 2016, respectively.
8. Goodwill and Core Deposit Intangibles
The changes in the carrying amount of the Company's goodwill are as follows:

Goodwill
Balance, June 30, 2015	$12,673
Additions	—
Balance, June 30, 2016	$12,673
Additions	12,965
Balance, June 30, 2017	$25,638
During 2017, the Company recorded $12,965 in goodwill as a result of the United Financial and TriSummit acquisitions. See footnote 2 for more details regarding these acquisitions.
The Company added $2,860 in core deposit intangibles during 2017 related to TriSummit. Amortization expense related to core deposit intangibles was $2,823, $2,907, and $2,547 for the years ended June 30, 2017, 2016, and 2015, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Estimated amortization expense for each of the next five years and thereafter is as follows:

June 30, 2017
2018	$2,645
2019	2,029
2020	1,414
2021	741
2022	251
Thereafter	93
Total	$7,173
9. Deposit Accounts
Deposit accounts consist of the following:

			Weighted Average Interest Rates
	June 30,		June 30,
	2017	2016	2017	2016
Noninterest-bearing accounts	$310,172	$225,336	—%	—%
NOW accounts	469,377	403,574	0.08%	0.08%
Money market accounts	569,607	520,320	0.27%	0.29%
Savings accounts	237,149	210,817	0.13%	0.12%
Certificates of deposit	462,146	442,649	0.60%	0.53%
Total	$2,048,451	$1,802,696	0.24%	0.27%
Deposits received from executive officers and directors and their associates totaled approximately $4,408 and $4,365 at June 30, 2017 and 2016, respectively.
Maturities of certificates of deposit are as follows:

June 30, 2017
2018	$333,774
2019	56,176
2020	36,323
2021	17,534
2022	15,105
Thereafter	3,234
Total	$462,146
Certificates of deposit with balances of $250 or greater totaled $53,893 and $45,796 at June 30, 2017 and 2016, respectively. Generally, deposit amounts in excess of $250 are not federally insured.
Interest expense on deposits consists of the following:

	June 30,
	2017	2016	2015
NOW accounts	$772	$581	$442
Money market accounts	1,405	1,112	1,027
Savings accounts	308	289	304
Certificates of deposit	2,103	2,549	3,119
Total	$4,588	$4,531	$4,892

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

10. Borrowings
Borrowings consist of:

	June 30,
	2017		2016
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances maturing:
90 days or less	$696,500	1.13%	$491,000	0.42%
Total	$696,500	1.13%	$491,000	0.42%
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, FHLB Stock, and certain investment securities were pledged as collateral to secure the FHLB advances.
At June 30, 2017 and 2016, the Company had the ability to borrow $22,300 and $63,700, respectively, in additional FHLB advances. These advances are secured by certain mortgage loans and mortgage-backed and other securities. At June 30, 2017 and 2016, the Company had an unused line of credit with the FRB for $105,500 and $186,500, respectively. At June 30, 2017 and 2016, the Company had unused lines of credit with three unaffiliated banks for $60,000.
11. Leases
The Company leases certain real property under long-term operating lease agreements. Rent expense under operating leases was $1,583, $1,361, and $1,282 for the years ended June 30, 2017, 2016, and 2015, respectively.
The following schedule summarizes aggregate future minimum lease payments under these operating leases at June 30, 2017.

Fiscal year ending:	June 30,
2018	$1,697
2019	1,119
2020	698
2021	378
2022	305
Thereafter	1,745
Total of future minimum payments	$5,942
The Company currently leases land for one of its retail office locations under a capital lease. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected as capital lease obligations on the accompanying balance sheets, because the lease has been deemed to have a bargain purchase option. Included in premises and equipment at June 30, 2017 and June 30, 2016 is $2,052 as the capitalized cost of the leased land.
Aggregate future minimum lease payments due under this capital lease obligation are as follows:

Fiscal year ending:	June 30,
2018	$123
2019	133
2020	133
2021	134
2022	93
2023-2030	2,314
Total minimum lease payments	2,930
Less: amount representing interest	(993)
Present value of net minimum lease payments	$1,937

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

12. Income Taxes
Income tax expense consists of:

	June 30,
	2017	2016	2015
Current:
Federal	$191	$266	$219
State	54	54	53
Total current expense	245	320	272
Deferred:
Federal	4,561	4,038	1,966
State	386	543	320
Total deferred expense	4,947	4,581	2,286
Total income tax expense	$5,192	$4,901	$2,558
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations before income taxes as a result of the following:

	Year Ended June 30,
	2017		2016		2015
	$	Rate	$	Rate	$	Rate
Tax at federal income tax rate	$5,793	34%	$5,561	34%	$3,598	34%
Increase (decrease) resulting from:
Tax exempt income	(1,391)	(8)%	(1,486)	(9)%	(1,575)	(15)%
Nondeductible merger expenses	91	1%	—	—%	40	—%
Change in valuation allowance for deferred tax assets, allocated to income tax expense	(327)	(2)%	(459)	(3)%	(2)	—%
State tax, net of federal benefit	290	2%	394	2%	246	2%
Other	736	4%	891	6%	251	2%
Total	$5,192	31%	$4,901	30%	$2,558	23%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at June 30, 2017 and 2016 are presented below:

	June 30,
	2017	2016
Deferred tax assets:
Alternative minimum tax credit	$4,418	$4,156
Allowance for loan losses	7,452	7,451
Deferred compensation and post-retirement benefits	16,055	15,579
Accrued vacation and sick leave	29	29
Impairments on real estate owned	1,337	1,334
Other than temporary impairment on investments	3,617	3,635
Net operating loss carryforward	21,443	21,647
Discount from business combination	3,645	4,856
Stock compensation plans	2,884	1,644
Other	2,687	1,735
Total gross deferred tax assets	63,567	62,066
Less valuation allowance	(238)	(553)
Deferred tax assets	63,329	61,513
Deferred tax (liabilities):
Depreciable basis of fixed assets	(670)	(1,787)
Deferred loan fees	(493)	(488)
FHLB stock, book basis in excess of tax	(143)	(142)
Unrealized gain on securities available for sale	(152)	(1,249)
Other	(4,484)	(3,694)
Total gross deferred tax liabilities	(5,942)	(7,360)
Net deferred tax assets	$57,387	$54,153
The Company had federal net operating loss ("NOL") carry forwards of $62,368 and $62,041 as of June 30, 2017 and June 30, 2016, respectively, with a recorded tax benefit of $21,443 and $21,647 included in deferred tax assets. The majority of these NOLs will expire for federal tax purposes from 2024 through 2036.
The Company adjusted its net deferred tax asset as a result of additional reductions in the North Carolina corporate income tax rates that were enacted July 23, 2013, and effective January 1, 2014 through 2017. The lower corporate income tax rate resulted in a reduction in the deferred tax assets as of June 30, 2017 and June 30, 2016 and an increase in the current period income tax expense for the years ended June 30, 2017 and June 30, 2016.
The valuation allowance for deferred tax assets as of June 30, 2017 and 2016 was $238 and $553, respectively. The net decrease in the total valuation allowance for June 30, 2017 and 2016 was $315 and $459, respectively, which relates to North Carolina state income taxes due to limitations on state net operating loss carry forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management performed a robust evaluation of the Company’s deferred tax assets at June 30, 2017 and June 30, 2016. Management considered all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial performance in making this assessment. Based upon this evaluation, management believes there is more positive evidence than negative evidence and it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2017 and June 30, 2016. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if negative trends occur with credit quality and earnings during the carryforward period.
Retained earnings at June 30, 2017 and 2016 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2013.
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
The Company’s expense for 401(k) contributions to this plan was $450, $583, and $1,298 for the years ended June 30, 2017, 2016, and 2015, respectively. The Company's expense related to the ESOP for the fiscal year ended June 30, 2017, 2016, and 2015 was $1,186, $983, and $827, respectively.
Shares held by the ESOP include the following:

	June 30,
	2017	2016
Unallocated ESOP shares	793,500	846,400
Allocated ESOP shares	211,600	158,700
ESOP shares committed to be released	52,900	52,900
Total ESOP shares	1,058,000	1,058,000
Fair value of unallocated ESOP shares	$19,361	$15,658
Post-retirement health care benefits are provided to certain key officers under the Company’s Executive Medical Care Plan (“EMCP”). The EMCP is unfunded and is not qualified under the Internal Revenue Code ("IRC"). Plan expense for the years ended June 30, 2017, 2016, and 2015 was $135, $224, and $238, respectively. Total accrued expenses related to this plan included in other liabilities were $5,156 and $5,227, respectively, as of June 30, 2017 and 2016.
14. Deferred Compensation Agreements
The Company’s Director Emeritus Plans (“Plans”) provide certain benefits to Emeritus Directors for providing current advisory services to the Company. The Plans are unfunded and are not qualified under the IRC. Plan benefits vary by participant and are payable to a designated beneficiary in the event of death. The Company records an expense based on the present value of expected future benefits. Plan expenses for the years ended June 30, 2017, 2016, and 2015 were $419, $489, and $468, respectively. Total accrued expenses related to these plans included in other liabilities were $9,225 and $9,443, respectively, as of June 30, 2017 and 2016.
The Company has deferred compensation agreements with certain members of the Company’s Board of Directors. The future payments related to these agreements are to be funded with life insurance contracts which are payable to the Company in the event of the director’s death. For the years ended June 30, 2017, 2016, and 2015 deferred compensation expense was $34, $41, and $63, respectively.
The net cash surrender value of the related life insurance policies and deferred compensation liability are detailed below:

	June 30,
	2017	2016
Net cash surrender value of life insurance, related to deferred compensation	$7,096	$6,206
Deferred compensation liability, included in other liabilities	$1,229	$1,414
Long term deferred compensation and supplemental retirement plans are provided to certain key current and former officers. These plans are unfunded and are not qualified under the IRC. The benefits will vary by participant and are payable to a designated beneficiary in the event of death.  Plan expenses for the years ended June 30, 2017, 2016, and 2015 were $1,253, $826, and $629, respectively. Total accrued expenses related to these plans included in other liabilities were $20,785 and $20,391, as of June 30, 2017 and 2016, respectively.
In addition, the Company has a deferred compensation plan provided to certain officers and directors. The plan allows the participants to defer any of their annual compensation, including bonus payments, up to the maximum allowed for each participant. The plan is unfunded and is not qualified under the IRC. Plan expenses for the years ended June 30, 2017, 2016, and 2015 were $197, $199, and $223, respectively. The total deferred compensation plan payable included in other liabilities was $5,832 and $5,851, respectively as of June 30, 2017 and 2016.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

15. Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	June 30,
	2017	2016	2015
Numerator:
Net income	$11,847	$11,456	$8,025
Allocation of earnings to participating securities	(125)	(161)	(129)
Numerator for basic EPS - Net income available to common stockholders	$11,722	$11,295	$7,896
Effect of dilutive securities:
Dilutive effect to participating securities	4	1	—
Numerator for diluted EPS	$11,726	$11,296	$7,896
Denominator:
Weighted-average common shares outstanding - basic	17,379,487	17,417,046	19,038,098
Effect of dilutive shares	576,956	189,643	79,804
Weighted-average common shares outstanding - diluted	17,956,443	17,606,689	19,117,902
Net income per share - basic	$0.66	$0.65	$0.42
Net income per share - diluted	$0.65	$0.65	$0.42
There were 60,500 and 56,500 outstanding stock options that were anti-dilutive for the years ended June 30, 2017 and 2016, respectively.
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
Share based compensation expense related to stock options and restricted stock recognized for the fiscal year ended June 30, 2017, 2016, and 2015 were $4,166, $2,939, and $2,821, respectively, before the related tax benefit of $1,541, $1,087, and $1,044, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents stock option activity and related information:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2014	1,513,500	14.40	8.6	$2,077
Granted	10,000	16.08	—	—
Exercised	18,000	14.37	—	—
Forfeited	7,500	14.37	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2015	1,498,000	$14.41	7.7	$3,519
Exercisable at June 30, 2015	548,550	$14.39
Granted	46,500	17.35	—	—
Exercised	2,200	14.37	—	—
Forfeited	13,000	14.37	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2016	1,529,300	$14.50	6.8	$6,117
Exercisable at June 30, 2016	829,400	$14.40
Granted	60,500	24.95	—	—
Granted, TriSummit acquisition	86,185	23.82	—	—
Exercised	185,142	16.56	—	—
Forfeited	19,000	14.53	—	—
Expired	1,800	14.37	—	—
Options outstanding at June 30, 2017	1,470,043	$15.22	5.8	$13,533
Exercisable at June 30, 2017	1,033,943	$14.82
The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of each option granted in fiscal 2017 and 2016 was $7.76 and $4.53, respectively. Assumptions used for grants were as follows:

Assumptions in Estimating Option Values
	2017	2016
Weighted-average volatility	16.69%	15.30%
Expected dividend yield	—%	—%
Risk-free interest rate	2.36%	1.63%
Expected life (years)	6.5	6.5
At June 30, 2017, the Company had $1,526 of unrecognized compensation expense related to 1,470,043 stock options scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.2 years at June 30, 2017. At June 30, 2016, the Company had $2,396 of unrecognized compensation expense related to 1,529,300 stock options schedule to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.4 years at June 30, 2016. All unexercised options expire ten years after the grant date.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents restricted stock award activity for the year ended June 30, 2017:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2014	403,965	$14.39	$6,770
Granted	—	—	—
Vested	91,895	14.39	—
Forfeited	1,600	14.37	—
Non-vested at June 30, 2015	310,470	$14.40	$5,203
Granted	34,500	17.35	—
Vested	93,670	14.39	—
Forfeited	2,550	14.37	—
Non-vested at June 30, 2016	248,750	$14.81	$4,602
Granted	47,500	24.70	—
Vested	104,620	14.58	—
Forfeited	6,000	15.07	—
Non-vested at June 30, 2017	185,630	$17.46	$3,419
At June 30, 2017, unrecognized compensation expense was $2,493 related to 185,630 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.6 years at June 30, 2017. At June 30, 2016, unrecognized compensation expense was $4,015 related to 248,750 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.5 years at June 30, 2016.
17. Commitments and Contingencies
Loan Commitments
Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At June 30, 2017 and June 30, 2016, respectively, loan commitments (excluding $158,380 and $125,157 of undisbursed portions of construction loans) totaled $43,730 and $39,609 of which $21,221 and $9,932 were variable rate commitments and $22,509 and $29,677 were fixed rate commitments. The fixed rate loans had interest rates ranging from 1.95% to 6.25% at June 30, 2017 and 2.02% to 7.99% at June 30, 2016, and terms ranging from 3 to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $414,373 and $340,397 at June 30, 2017 and 2016, respectively. These amounts represent the Company’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to loans held for sale: rate lock commitments and forward loan sale commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, we enter into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these commitments was not material at June 30, 2017 or June 30, 2016.
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
Restrictions on Cash
The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System. The daily average calculated cash reserve required as of June 30, 2017 and 2016 was $2,152, and $2,346, respectively, which was satisfied by vault cash and balances held at the Federal Reserve Bank.
Guarantees
Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of June

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

30, 2017 and 2016 were $5,164 and $2,326, respectively. There was no liability recorded for these letters of credit at June 30, 2017 or June 30, 2016.
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
18. Capital
At June 30, 2017, stockholder's equity totaled $397,647. HomeTrust Bancshares, Inc. is a bank holding company subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve"). As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the North Carolina Commissioner of Banks ("NCCOB") and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements.
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
At June 30, 2017, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at June 30, 2017 under applicable regulatory requirements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
As of June 30, 2017
Common Equity Tier I Capital (to Risk-weighted Assets)	$342,664	13.07%	$118,024	4.50%	$170,478	6.50%
Tier I Capital (to Total Adjusted Assets)	$342,664	11.13%	$123,149	4.00%	$153,936	5.00%
Tier I Capital (to Risk-weighted Assets)	$342,664	13.07%	$157,365	6.00%	$209,820	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$364,269	13.89%	$209,820	8.00%	$262,275	10.00%

As of June 30, 2016
Common Equity Tier I Capital (to Risk-weighted Assets)	$317,258	14.39%	$99,197	4.50%	$143,285	6.50%
Tier I Capital (to Total Adjusted Assets)	$317,258	11.78%	$107,687	4.00%	$134,609	5.00%
Tier I Capital (to Risk-weighted Assets)	$317,258	14.39%	$132,263	6.00%	$176,350	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$339,005	15.38%	$176,350	8.00%	$220,438	10.00%

HomeTrust Bank:
As of June 30, 2017
Common Equity Tier I Capital (to Risk-weighted Assets)	$305,216	11.68%	$117,560	4.50%	$169,809	6.50%
Tier I Capital (to Total Adjusted Assets)	$305,216	9.97%	$122,453	4.00%	$153,066	5.00%
Tier I Capital (to Risk-weighted Assets)	$305,216	11.68%	$156,747	6.00%	$208,996	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$326,635	12.50%	$208,996	8.00%	$261,245	10.00%

As of June 30, 2016
Common Equity Tier I Capital (to Risk-weighted Assets)	$280,598	12.80%	$98,634	4.50%	$142,471	6.50%
Tier I Capital (to Total Adjusted Assets)	$280,598	10.50%	$106,852	4.00%	$133,565	5.00%
Tier I Capital (to Risk-weighted Assets)	$280,598	12.80%	$131,512	6.00%	$175,349	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$302,271	13.79%	$175,349	8.00%	$219,187	10.00%
___________________________________
In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, HomeTrust Bancshares, Inc. and the Bank now have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement was phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. As of June 30, 2017, the conservation buffer was 1.25%.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A reconciliation of HomeTrust Bancshares, Inc.'s stockholders' equity under US GAAP and regulatory capital amounts follows:

	June 30,
	2017	2016
Total stockholders' equity under US GAAP	$397,647	$359,976
Accumulated other comprehensive income, net of tax	(273)	(2,343)
Investment in nonincludable subsidiary	(881)	(926)
Disallowed deferred tax assets	(24,576)	(24,079)
Disallowed goodwill and other disallowed intangible assets	(29,253)	(15,370)
Tier I Capital	342,664	317,258
Allowable portion of allowance for loan losses	21,605	21,747
Total Risk-based Capital	$364,269	$339,005
19. Parent Company Financial Information
The Company’s principal asset is its investment in its subsidiary, the Bank. The following tables present condensed financial information of the Company:
Condensed balance sheet

	June 30, 2017	June 30, 2016
Assets:
Cash and equivalents	$11,078	$6,579
Certificates of deposit in other banks	7,211	8,456
Other securities	63	63
Total loans	5,345	7,938
Allowance for loan losses	(186)	(74)
Net loans	5,159	7,864
REO	1,462	1,124
Investment in bank subsidiary	363,603	326,648
ESOP loan receivable	8,368	8,830
Other assets	790	760
Total Assets	$397,734	$360,324
Liabilities and Stockholders’ Equity:
Other liabilities	87	348
Stockholders’ Equity	397,647	359,976
Total Liabilities and Stockholders’ Equity	$397,734	$360,324

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Condensed statement of income

	June 30, 2017	June 30, 2016	June 30, 2015
Income:
Interest income	$565	$716	$969
Other income	1	—	1
Equity earnings in Bank subsidiary	12,003	11,284	6,848
Total income	12,569	12,000	7,818
Expense:
Management fee expense	354	317	290
REO expense	62	71	136
Loss (gain) on sale and impairment of REO	39	115	(83)
Provision for (recovery of) loan losses	90	(275)	(1,025)
Other expense	177	166	152
Total expense	722	394	(530)
Income Before Income Taxes	11,847	11,606	8,348
Income Tax Expense	—	150	323
Net Income	$11,847	$11,456	$8,025

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Condensed statement of cash flows

	June 30, 2017	June 30, 2016	June 30, 2015
Operating Activities:
Net income	$11,847	$11,456	$8,025
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	90	(275)	(1,025)
Loss (gain) on sale and impairment of REO	39	115	(83)
Decrease (increase) in accrued interest receivable and other assets	(30)	1,799	(1,649)
Equity in undistributed income of Bank	(12,003)	(11,284)	(6,848)
ESOP compensation expense	1,186	983	827
Restricted stock and stock option expense	4,166	2,939	2,821
Increase (decrease) in other liabilities	(260)	(774)	60
Net cash provided by operating activities	5,035	4,959	2,128
Investing Activities:
Purchase of certificates of deposit in other banks	—	(996)	(995)
Maturities of certificates of deposit in other banks	1,245	2,487	1,244
Purchase of equity securities	—	—	(63)
Repayment of loans	2,176	3,024	4,835
Capital improvements to REO	—	—	(49)
Increase in investment in Bank subsidiary	(3,408)	(982)	(827)
Dividend from subsidiary	10,291	7,952	25,000
ESOP principal payments received	462	450	442
Proceeds from sale of REO	61	496	302
Acquisition of TriSummit Bancorp, Inc.	(13,862)	—	—
Net cash provided by (used in) investing activities	(3,035)	12,431	29,889
Financing Activities:
Common stock repurchased	—	(27,734)	(18,470)
Retired stock	(569)	(223)	(188)
Exercised stock options	3,068	32	259
Net cash provided by (used in) financing activities	2,499	(27,925)	(18,399)
Net Increase (Decrease) in Cash and Cash Equivalents	4,499	(10,535)	13,618
Cash and Cash Equivalents at Beginning of Period	6,579	17,114	3,496
Cash and Cash Equivalents at End of Period	$11,078	$6,579	$17,114
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
Investment Securities Available for Sale
Securities available for sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities and debentures issued by government sponsored enterprises, municipal bonds, and corporate debt securities. Level 3 securities did include one community bank corporate bond that is thinly traded. The community bank corporate bond was acquired as part of a bank acquisition and was carried at book value, which approximates fair value. The bond was called during the second quarter of fiscal 2017.
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

	June 30, 2017
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$65,830	$—	$65,830	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	92,971	—	92,971	—
Municipal Bonds	34,510	—	34,510	—
Corporate Bonds	6,293	—	6,293	—
Equity Securities	63	—	63
Total	$199,667	$—	$199,667	$—

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	June 30, 2016
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$77,980	$—	$77,980	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	97,408	—	97,408	—
Municipal Bonds	17,234	—	17,234	—
Corporate Bonds	7,967	—	6,967	1,000
Equity Securities	63	—	63
Total	$200,652	$—	$199,652	$1,000
Financial Assets Recorded at Fair Value on a Nonrecurring Basis
The following table presents financial assets measured at fair value on a non-recurring basis during the periods indicated:

	Year Ended June 30, 2017
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$9,156	$—	$—	$9,156
REO	4,044	—	—	4,044
Total	$13,200	$—	$—	$13,200

	Year Ended June 30, 2016
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$4,239	$—	$—	$4,239
REO	1,117	—	—	1,117
Total	$5,356	$—	$—	$5,356
Quantitative information about Level 3 fair value measurements during the period ended June 30, 2017 is shown in the table below:

	Fair Value at June 30, 2017	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$9,156	Discounted appraisals and discounted cash flows	Collateral discounts Discount spread	6% - 10% 1% - 4%	3%
REO	$4,044	Discounted Appraisals	Collateral discounts	10% - 20%	14%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of June 30, 2017 and June 30, 2016, are summarized below:

	June 30, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$86,985	$86,985	$86,985	$—	$—
Commercial paper	149,863	149,863	149,863	—	—
Certificates of deposit in other banks	132,274	132,274	—	132,274	—
Securities available for sale	199,667	199,667	—	199,667	—
Loans, net	2,330,319	2,230,683	—	—	2,230,683
Loans held for sale	5,607	5,719	—	—	5,719
FHLB stock	32,071	32,071	32,071	—	—
FRB stock	7,284	7,284	7,284	—	—
Accrued interest receivable	8,758	8,758	331	1,078	7,349
Noninterest-bearing and NOW deposits	779,549	779,549	—	779,549	—
Money market accounts	569,607	569,607	—	569,607	—
Savings accounts	237,149	237,149	—	237,149	—
Certificates of deposit	462,146	458,818	—	458,818	—
Borrowings	696,500	696,500	—	696,500	—
Accrued interest payable	512	512	—	512	—

	June 30, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$52,596	$52,596	$52,596	$—	$—
Commercial paper	229,859	229,859	229,859	—	—
Certificates of deposit in other banks	161,512	161,512	—	161,512	—
Securities available for sale	200,652	200,652	—	199,652	1,000
Loans, net	1,811,539	1,761,926	—	—	1,761,926
Loans held for sale	5,783	5,876	—	—	5,876
FHLB stock	23,304	23,304	23,304	—	—
FRB stock	6,182	6,182	6,182	—	—
Accrued interest receivable	7,405	7,405	271	835	6,299
Noninterest-bearing and NOW deposits	628,910	628,910	—	628,910	—
Money market accounts	520,320	520,320	—	520,320	—
Savings accounts	210,817	210,817	—	210,817	—
Certificates of deposit	442,649	442,203	—	442,203	—
Borrowings	491,000	491,000	—	491,000	—
Accrued interest payable	246	246	—	246	—
The Company had off-balance sheet financial commitments, which include approximately $616,483 and $505,163 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at June 30, 2017 and June 30, 2016 (see Note 17).  Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of June 30, 2017 and June 30, 2016. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
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
21. Unaudited Interim Financial Information
The unaudited statements of income for each of the quarters during the fiscal years ended June 30, 2017 and 2016 are summarized below:

	Three months ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Interest and dividend income	$27,291	$27,291	$22,063	$22,791
Interest expense	2,724	2,219	1,648	1,654
Net interest income	24,567	25,072	20,415	21,137
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	24,567	25,072	20,415	21,137
Noninterest income	4,059	3,538	3,767	4,076
Noninterest expense	21,660	28,661	20,306	18,965
Net income (loss) before provision for income taxes	6,966	(51)	3,876	6,248
Income tax expense (benefit)	2,200	(325)	893	2,424
Net income	$4,766	$274	$2,983	$3,824
Net income per common share:
Basic	$0.26	$0.01	$0.17	$0.22
Diluted	$0.25	$0.01	$0.17	$0.22

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
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2017 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017, utilizing the framework established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2017 was effective.
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
Changes in Internal Controls There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers The information concerning our directors required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 27, 2017, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information required by this item regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 27, 2017, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officers is contained under the caption “Executive Officers” in Part I of this Form 10-K, and is incorporated herein by this reference.
Section 16(a) Beneficial Ownership Reporting Compliance The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent shareholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 27, 2017, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Code of Ethics We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, http://www.hometrustbancshares.com.
Item 11. Executive Compensation
The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 27, 2017, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information concerning security ownership of certain beneficial owners and management and our equity incentive plan required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 27, 2017, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 27, 2017, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 27, 2017, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

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

HOMETRUST BANCSHARES, INC.

Date: September 12, 2017	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman of the Board,
President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dana L. Stonestreet	Chairman of the Board, President and Chief Executive Officer	September 12, 2017
Dana L. Stonestreet	(Principal Executive Officer)

/s/ Tony J. VunCannon	Executive Vice President, Chief Financial Officer and Treasurer	September 12, 2017
Tony J. VunCannon	(Principal Financial and Accounting Officer)

/s/ Sidney A. Biesecker	Director	September 12, 2017
Sidney A. Biesecker

/s/ Robert G. Dinsmore, Jr.	Director	September 12, 2017
Robert G. Dinsmore, Jr.

/s/ J. Steven Goforth	Director	September 12, 2017
J. Steven Goforth

/s/ Robert E. James	Director	September 12, 2017
Robert E. James

/s/ Laura C. Kendall	Director	September 12, 2017
Laura C. Kendall

/s/ Craig C. Koontz	Director	September 12, 2017
Craig C. Koontz

/s/ Larry S. McDevitt	Director	September 12, 2017
Larry S. McDevitt

/s/ F.K. McFarland, III	Director	September 12, 2017
F.K. McFarland, III

/s/ Peggy C. Melville	Director	September 12, 2017
Peggy C. Melville

/s/ Richard T. Williams	Director	September 12, 2017
Richard T. Williams

EXHIBIT INDEX

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Agreement and Plan of Merger, dated as of September 20, 2016, by and between HomeTrust Bancshares, Inc. and TriSummit Bancorp, Inc.	(a)
2.2	Purchase and Assumption Agreement, dated as of June 9, 2014, between Bank of America, National Association and HomeTrust Bank	(b)
2.3	Agreement and Plan of Merger, dated as of January 22, 2014, by and between HomeTrust Bancshares, Inc. and Jefferson Bancshares, Inc.	(c)
3.1	Charter of HomeTrust Bancshares, Inc.	(d)
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.’s Junior Participating Preferred Stock, Series A	(e)
3.3	Bylaws of HomeTrust Bancshares, Inc.	(f)
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Computershare Trust Company, N.A., as successor rights agent to Registrar and Transfer Company	(e)
4.2
Amendment No. 1, dated as of August 31, 2015, to Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Computershare Trust Company, N.A., as successor rights agent to Registrar and Transfer Company
(o)
10.1	Reserved
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(g)
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon and Howard L. Sellinger	(d)
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.5	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(d)
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	(d)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(d)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(d)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(d)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(d)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(d)
10.7E	SERP Joinder Agreement for Stan Allen	(d)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(d)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(d)
10.7H	SERP Joinder Agreement for William T. Flynt	(d)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(i)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(d)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(d)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(d)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(d)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(d)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(d)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(d)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(d)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(d)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(d)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(d)

10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(r)
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	(j)
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(k)
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(k)
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(k)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(k)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(k)
10.19	Fully Restated Employment Agreement between HomeTrust Bank and Anderson L. Smith	(l)
10.20	Amended and Restated Jefferson Federal Bank Supplemental Executive Retirement Plan	(m)
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(n)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(n)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(n)
10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(n)
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(n)
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(n)
10.27	Offer Letter between HomeTrust Bank and Keith J. Houghton	(p)
10.28	Form of Relocation Repayment Agreement between HomeTrust Bank and Keith J. Houghton	(p)
10.29	Form of Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and each of Keith J. Houghton, R. Parrish Little, and Teresa White	(q)
21.0	Subsidiaries of the Registrant	21.0
23.0	Consent of Dixon Hughes Goodman LLP	23.0
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares’ Annual Report on Form 10-K for the year ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
_________________

(a)	Attached as Appendix A to the proxy statement/prospectus filed by HomeTrust Bancshares on November 2, 2016 pursuant to Rule 424(b) of the Securities Act of 1933.

(b)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on June 10, 2014 (File No. 001-35593).

(c)	Attached as Appendix A to the joint proxy statement/prospectus filed by HomeTrust Bancshares on April 28, 2014 pursuant to Rule 424(b) of the Securities Act of 1933.

(d)	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(e)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(f)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on January 29, 2014 (File No. 001-35593).

(g)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).

(h)	Filed as an exhibit to HomeTrust Bancshares’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).

(i)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(j)	Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(k)	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(l)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).

(m)	Filed as an exhibit to Jefferson Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(n)	Filed as an exhibit to HomeTrust Bancshare's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(o)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on August 31, 2015 (File No. 001-35593).

(p)	Filed as an exhibit to HomeTrust Bancshare's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).

(q)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on January 29, 2016 (File No. 001-35593).

(r)	Filed as an exhibit to HomeTrust Bancshare's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (File No. 001-35593).