Form 10-Q
period 2017-09-30
HomeTrust Bancshares, Inc.
filed 2017-11-09
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
There were 18,962,075 shares of common stock, par value of $.01 per share, issued and outstanding as of November 6, 2017.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	September 30, 2017	June 30, 2017
Assets
Cash	$38,162	$41,982
Interest-bearing deposits	40,809	45,003
Cash and cash equivalents	78,971	86,985
Commercial paper	199,774	149,863
Certificates of deposit in other banks	110,454	132,274
Securities available for sale, at fair value	182,053	199,667
Other investments, at cost	38,651	39,355
Loans held for sale	7,793	5,607
Total loans, net of deferred loan fees	2,394,755	2,351,470
Allowance for loan losses	(21,997)	(21,151)
Net loans	2,372,758	2,330,319
Premises and equipment, net	62,614	63,648
Accrued interest receivable	9,340	8,758
Real estate owned ("REO")	5,941	6,318
Deferred income taxes	55,653	57,387
Bank owned life insurance ("BOLI")	86,561	85,981
Goodwill	25,638	25,638
Core deposit intangibles	6,454	7,173
Other assets	7,343	7,560
Total Assets	$3,249,998	$3,206,533
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,100,310	$2,048,451
Borrowings	679,800	696,500
Capital lease obligations	1,931	1,937
Other liabilities	62,458	61,998
Total liabilities	2,844,499	2,808,886
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 18,968,675 shares issued and outstanding at September 30, 2017; 18,967,875 at June 30, 2017	190	190
Additional paid in capital	214,827	213,459
Retained earnings	197,907	191,660
Unearned Employee Stock Ownership Plan ("ESOP") shares	(7,803)	(7,935)
Accumulated other comprehensive income	378	273
Total stockholders' equity	405,499	397,647
Total Liabilities and Stockholders' Equity	$3,249,998	$3,206,533
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended
	September 30,
	2017	2016
Interest and Dividend Income
Loans	$25,250	$20,480
Securities available for sale	971	880
Certificates of deposit and other interest-bearing deposits	1,169	1,044
Other investments	506	387
Total interest and dividend income	27,896	22,791
Interest Expense
Deposits	1,346	1,099
Borrowings	1,969	555
Total interest expense	3,315	1,654
Net Interest Income	24,581	21,137
Provision for Loan Losses	—	—
Net Interest Income after Provision for Loan Losses	24,581	21,137
Noninterest Income
Service charges and fees on deposit accounts	2,039	1,914
Loan income and fees	1,102	976
BOLI income	562	562
Gain from sale of premises and equipment	164	385
Other, net	710	404
Total noninterest income	4,577	4,241
Noninterest Expense
Salaries and employee benefits	12,352	10,691
Net occupancy expense	2,349	2,061
Marketing and advertising	453	430
Telephone, postage, and supplies	685	612
Deposit insurance premiums	414	279
Computer services	1,545	1,427
Loss (gain) on sale and impairment of REO	(146)	129
REO expense	241	144
Core deposit intangible amortization	719	650
Merger-related expenses	—	307
Other	2,469	2,400
Total noninterest expense	21,081	19,130
Income Before Income Taxes	8,077	6,248
Income Tax Expense	2,510	2,424
Net Income	$5,567	$3,824
Per Share Data:
Net income per common share:
Basic	$0.31	$0.22
Diluted	$0.30	$0.22
Average shares outstanding:
Basic	17,966,994	17,208,682
Diluted	18,616,452	17,451,295
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended
	September 30,
	2017	2016
Net Income	$5,567	$3,824
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	158	(586)
Deferred income tax benefit (expense)	(53)	199
Total other comprehensive income (loss)	$105	$(387)
Comprehensive Income	$5,672	$3,437
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2016	17,998,750	$180	$186,104	$179,813	$(8,464)	$2,343	$359,976
Net income	—	—	—	3,824	—	—	3,824
Granted restricted stock	400	—	—	—	—	—	—
Stock option expense	—	—	362	—	—	—	362
Restricted stock expense	—	—	377	—	—	—	377
ESOP shares allocated	—	—	117	—	132	—	249
Other comprehensive loss	—	—	—	—	—	(387)	(387)
Balance at September 30, 2016	17,999,150	$180	$186,960	$183,637	$(8,332)	$1,956	$364,401

Balance at June 30, 2017	18,967,875	$190	$213,459	$191,660	$(7,935)	$273	$397,647
Net income	—	—	—	5,567	—	—	5,567
Cumulative-effect adjustment on the change in accounting for share-based payments	—	—	—	680	—	—	680
Exercised stock options	800	—	12	—	—	—	12
Stock option expense	—	—	745	—	—	—	745
Restricted stock expense	—	—	428	—	—	—	428
ESOP shares allocated	—	—	183	—	132	—	315
Other comprehensive income	—	—	—	—	—	105	105
Balance at September 30, 2017	18,968,675	$190	$214,827	$197,907	$(7,803)	$378	$405,499
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Three Months Ended September 30,
	2017	2016
Operating Activities:
Net income	$5,567	$3,824
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	836	868
Deferred income tax expense	2,361	2,266
Net amortization and accretion	(1,187)	(2,180)
Gain from sale of premises and equipment	(164)	(385)
Loss (gain) on sale and impairment of REO	(146)	129
Gain on sale of loans held for sale	(704)	(382)
Origination of loans held for sale	(32,424)	(38,908)
Proceeds from sales of loans held for sale	30,942	36,241
Increase (decrease) in deferred loan fees, net	340	(5)
Increase in accrued interest receivable and other assets	(365)	(1,232)
Amortization of core deposit intangibles	719	650
BOLI income	(562)	(562)
ESOP compensation expense	315	249
Restricted stock and stock option expense	1,173	739
Increase (decrease) in other liabilities	460	(4,320)
Net cash provided by (used in) operating activities	7,161	(3,008)
Investing Activities:
Purchase of securities available for sale	—	(13,000)
Proceeds from maturities of securities available for sale	11,680	12,570
Net maturities (purchases) of commercial paper	(49,278)	9,724
Purchase of certificates of deposit in other banks	(7,190)	(13,754)
Maturities of certificates of deposit in other banks	29,010	21,835
Principal repayments of mortgage-backed securities	5,822	6,649
Net redemptions (purchases) of other investments	704	(2,023)
Net increase in loans	(42,207)	(47,513)
Purchase of BOLI	(18)	(24)
Purchase of premises and equipment	(561)	(628)
Capital improvements to REO	(18)	—
Proceeds from sale of premises and equipment	923	395
Proceeds from sale of REO	793	417
Net cash used in investing activities	(50,340)	(25,352)
Financing Activities:
Net increase (decrease) in deposits	51,859	(9,168)
Net increase (decrease) in other borrowings	(16,700)	45,500
Exercised stock options	12	—
Decrease in capital lease obligations	(6)	(5)
Net cash provided by financing activities	35,165	36,327
Net Increase (Decrease) in Cash and Cash Equivalents	(8,014)	7,967
Cash and Cash Equivalents at Beginning of Period	86,985	52,596
Cash and Cash Equivalents at End of Period	$78,971	$60,563

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
Supplemental Disclosures:	Three Months Ended September 30,
	2017	2016
Cash paid during the period for:
Interest	$3,379	$2,129
Income taxes	20	100
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	105	(387)
Transfers of loans to REO	252	305
Cumulative-effect adjustment on the change in accounting for share-based payments	680	—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2017 ("2017 Form 10-K") filed with the SEC on September 12, 2017. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2018.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) business combinations and acquired loans, (iii) the valuation of REO, (iv) the valuation of goodwill and other intangible assets, and (v) the valuation of or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our 2017 Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company's financial condition and operating results in future periods.
Certain amounts reported in prior periods' consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, stockholders' equity or net income.

2.	Recent Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”, which defers the effective date of Accounting Standard Update ("ASU") No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. ASU No. 2015-14 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. With respect to noninterest income, the Company is in its preliminary stages of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance. The Company is expecting to begin developing processes and procedures during fiscal 2018 to ensure it is fully compliant with these amendments at the adoption date. To date, the Company has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company’s implementation efforts are ongoing and such assessments may change prior to the July 1, 2018 implementation date.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU amends the guidance in GAAP on the classification and measurement of financial instruments. The ASU includes the following changes: i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) require separate presentation of financial assets and

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (iv) allows an equity investment that does not have readily determinable fair values, to be measured at cost minus impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (v) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements; and (vii) clarifies that a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with the organization’s other deferred tax assets. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's Consolidated Financial Statements. Management is in the planning stages of developing processes and procedures to comply with the disclosures requirements of this ASU, which could impact the disclosures the Company makes related to fair value of its financial instruments.
In February 2016, the FASB issued ASU 2016-02, "Leases (ASC 842)." The guidance in this ASU requires most leases to be recognized on the balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements and the timing of adoption. The Company will compile an inventory of all leased assets to determine the impact of ASU 2016-02 on its financial condition and results of operations. Once adopted, we expect to report higher assets and liabilities on our Consolidated Balance Sheets as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in our Consolidated Balance Sheets. We do not expect the guidance to have a material impact on the Consolidated Statements of Income or the Consolidated Statements of Changes in Stockholders' Equity.
In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The ASU changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. We have elected to account for forfeitures of stock-based awards as they occur. The Company has adopted the amendments in this ASU and appropriate disclosures have been included in this Note. At the adoption of this ASU, we had a cumulative adjustment to retained earnings of $680,000. In accordance with the transition guidance outlined in this ASU, the adoption had no effect on net income or shareholder's equity in any previously issued periods. Going forward, we expect this ASU to create some volatility in our reported income tax expense related to the excess tax benefits for employee stock-based transactions, however, the actual amounts recognized will be dependent on the amount of employee stock-based transactions and the stock price at the time of exercise or vesting.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of identifying required changes to the loan loss estimation models and processes and evaluating the impact of this new guidance. Once adopted, we expect our allowance for loan losses to increase, however, until our evaluation is complete the magnitude of the increase will be unknown.
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
In January 2017, FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The ASU removes the requirement to compare the implied fair value of goodwill with its carrying value as required in Step 2 of the goodwill impairment test. Under the ASU, registrants would perform their goodwill impairment test and recognize an impairment charge for any amount the carrying value exceeds the reporting unit's fair value, but limited by the amount of goodwill allocated to that reporting unit. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for all entities after January 1, 2017. The Company did early adopt this ASU and adoption did not have a material effect on the Company's Consolidated Financial Statements.
In March 2017, FASB issued ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The ASU requires entities to amortize the premium on certain purchased callable debt securities to the earliest call date, which more closely aligns the amortization period of premiums and discounts to expectations incorporated in the market prices. Entities will no longer recognize a loss in earnings upon the debtor's exercise of a call on a purchased debt security held at a premium. The ASU does not require any accounting change for debt securities held at a discount, therefore the discount will continue to be amortized as an adjustment of yield over the contractual life of the investment. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted for all entities. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." This ASU provides clarity on the guidance related to stock compensation when there have been changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting under ASC 718. The ASU provides the three following criteria must be met in order to not account for the effect of the modification of terms or conditions: the fair value, the vesting conditions and the classification as an equity or liability instrument of the modified award is the same as the original award immediately before the original award is modified. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In August 2017, FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." This ASU improves the transparency and understandability of disclosures in the financial statements regarding the entities risk management activities and reduces the complexity of hedge accounting. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. The adoption of ASU No. 2017-12 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the performing loans receivable purchased from TriSummit at January 1, 2017, the acquisition date:

Contractually required principal payments receivable	$255,852
Adjustment for credit, interest rate, and liquidity	5,489
Balance of purchased loans receivable	$250,363
The following table presents the PCI loans acquired from TriSummit at January 1, 2017, the acquisition date:

Contractually required principal and interest payments receivable	$11,474
Amounts not expected to be collected - nonaccretable difference	2,490
Estimated payments expected to be received	8,984
Accretable yield	1,288
Fair value of PCI loans	$7,696

4.	Securities Available for Sale
Securities available for sale consist of the following at the dates indicated:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$55,967	$173	$(265)	$55,875
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	86,905	451	(272)	87,084
Municipal Bonds	32,304	442	(23)	32,723
Corporate Bonds	6,242	115	(49)	6,308
Equity Securities	63	—	—	63
Total	$181,481	$1,181	$(609)	$182,053

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$65,947	$184	$(301)	$65,830
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	92,841	411	(281)	92,971
Municipal Bonds	34,135	403	(28)	34,510
Corporate Bonds	6,267	114	(88)	6,293
Equity Securities	63	—	—	63
Total	$199,253	$1,112	$(698)	$199,667
Debt securities available for sale by contractual maturity at the dates indicated are shown below. Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	September 30, 2017
	Amortized Cost	Estimated Fair Value
Due within one year	$1,914	$1,919
Due after one year through five years	68,093	68,016
Due after five years through ten years	14,767	15,172
Due after ten years	9,739	9,799
Mortgage-backed securities	86,905	87,084
Total	$181,418	$181,990

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company had no sales of securities available for sale during the three months ended September 30, 2017 and 2016. There were no gross realized gains or losses for the three ended September 30, 2017 and 2016, respectively.

Securities available for sale with costs totaling $140,948 and $156,592 with market values of $141,284 and $154,264 at September 30, 2017 and June 30, 2017, respectively, were pledged as collateral to secure various public deposits and other borrowings.
The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2017 and June 30, 2017 were as follows:

	September 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$32,820	$(172)	$10,907	$(93)	$43,727	$(265)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	31,971	(208)	5,972	(64)	37,943	(272)
Municipal Bonds	5,006	(15)	1,079	(8)	6,085	(23)
Corporate Bonds	—	—	3,751	(49)	3,751	(49)
Total	$69,797	$(395)	$21,709	$(214)	$91,506	$(609)

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$46,767	$(222)	$6,921	$(79)	$53,688	$(301)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	42,921	(240)	3,970	(41)	46,891	(281)
Municipal Bonds	9,153	(28)	—	—	9,153	(28)
Corporate Bonds	3,734	(88)	—	—	3,734	(88)
Total	$102,575	$(578)	$10,891	$(120)	$113,466	$(698)
The total number of securities with unrealized losses at September 30, 2017, and June 30, 2017 were 107 and 136, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the three months ended September 30, 2017 or the year ended June 30, 2017.
As a requirement for membership, the Bank invests in the stock of both the FHLB of Atlanta and the Federal Reserve Bank of Richmond ("FRB"). No ready market exists for these securities so carrying value approximates its fair value based on the redemption provisions of the FHLB of Atlanta and the FRB, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

5.	Loans
Loans consist of the following at the dates indicated:

	September 30, 2017	June 30, 2017
Retail consumer loans:
One-to-four family	$684,956	$684,089
HELOCs - originated	152,979	157,068
HELOCs - purchased	162,518	162,407
Construction and land/lots	54,969	50,136
Indirect auto finance	142,915	140,879
Consumer	8,814	7,900
Total retail consumer loans	1,207,151	1,202,479
Commercial loans:
Commercial real estate	753,857	730,408
Construction and development	209,672	197,966
Commercial and industrial	124,722	120,387
Municipal leases	100,638	101,175
Total commercial loans	1,188,889	1,149,936
Total loans	2,396,040	2,352,415
Deferred loan costs (fees), net	(1,285)	(945)
Total loans, net of deferred loan fees	2,394,755	2,351,470
Allowance for loan losses	(21,997)	(21,151)
Loans, net	$2,372,758	$2,330,319
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.
The Company's total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2017
Retail consumer loans:
One-to-four family	$656,596	$4,823	$14,403	$1,157	$130	$677,109
HELOCs - originated	149,407	799	2,287	176	22	152,691
HELOCs - purchased	162,327	—	191	—	—	162,518
Construction and land/lots	53,703	398	351	—	—	54,452
Indirect auto finance	142,671	—	244	—	—	142,915
Consumer	8,752	10	23	2	9	8,796
Commercial loans:
Commercial real estate	726,440	5,654	6,194	—	—	738,288
Construction and development	204,311	508	2,217	—	—	207,036
Commercial and industrial	118,314	952	2,876	—	1	122,143
Municipal leases	100,223	309	106	—	—	100,638
Total loans	$2,322,744	$13,453	$28,892	$1,335	$162	$2,366,586

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2017
Retail consumer loans:
One-to-four family	$655,424	$4,715	$14,769	$1,101	$11	$676,020
HELOCs - originated	153,676	809	2,100	188	7	156,780
HELOCs - purchased	162,215	—	192	—	—	162,407
Construction and land/lots	48,728	479	341	60	—	49,608
Indirect auto finance	140,780	—	97	1	1	140,879
Consumer	7,828	12	34	—	8	7,882
Commercial loans:
Commercial real estate	700,060	5,847	7,118	—	—	713,025
Construction and development	192,025	992	2,320	—	—	195,337
Commercial and industrial	113,923	883	2,954	—	1	117,761
Municipal leases	99,811	1,258	106	—	—	101,175
Total loans	$2,274,470	$14,995	$30,031	$1,350	$28	$2,320,874
The Company's total PCI loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2017
Retail consumer loans:
One-to-four family	$3,036	$1,152	$3,469	$190	$—	$7,847
HELOCs - originated	257	—	31	—	—	288
Construction and land/lots	475	—	42	—	—	517
Consumer	3	15	—	—	—	18
Commercial loans:
Commercial real estate	7,924	1,609	6,036	—	—	15,569
Construction and development	335	—	2,301	—	—	2,636
Commercial and industrial	2,430	32	117	—	—	2,579
Total loans	$14,460	$2,808	$11,996	$190	$—	$29,454

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2017
Retail consumer loans:
One-to-four family	$3,115	$1,129	$3,615	$210	$—	$8,069
HELOCs - originated	258	—	30	—	—	288
Construction and land/lots	487	—	41	—	—	528
Consumer	4	14	—	—	—	18
Commercial loans:
Commercial real estate	8,909	2,299	6,175	—	—	17,383
Construction and development	338	—	2,291	—	—	2,629
Commercial and industrial	2,460	44	122	—	—	2,626
Total loans	$15,571	$3,486	$12,274	$210	$—	$31,541

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
September 30, 2017
Retail consumer loans:
One-to-four family	$4,799	$3,805	$8,604	$676,352	$684,956
HELOCs - originated	601	941	1,542	151,437	152,979
HELOCs - purchased	—	—	—	162,518	162,518
Construction and land/lots	211	64	275	54,694	54,969
Indirect auto finance	377	6	383	142,532	142,915
Consumer	5	8	13	8,801	8,814
Commercial loans:
Commercial real estate	1,091	3,497	4,588	749,269	753,857
Construction and development	141	1,216	1,357	208,315	209,672
Commercial and industrial	84	834	918	123,804	124,722
Municipal leases	—	—	—	100,638	100,638
Total loans	$7,309	$10,371	$17,680	$2,378,360	$2,396,040
The table above includes PCI loans of $898 30-89 days past due and $3,875 90 days or more past due as of September 30, 2017.

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2017
Retail consumer loans:
One-to-four family	$3,496	$3,990	$7,486	$676,603	$684,089
HELOCs - originated	1,037	274	1,311	155,757	157,068
HELOCs - purchased	—	—	—	162,407	162,407
Construction and land/lots	132	129	261	49,875	50,136
Indirect auto finance	96	—	96	140,783	140,879
Consumer	5	14	19	7,881	7,900
Commercial loans:
Commercial real estate	809	3,100	3,909	726,499	730,408
Construction and development	385	887	1,272	196,694	197,966
Commercial and industrial	37	831	868	119,519	120,387
Municipal leases	—	—	—	101,175	101,175
Total loans	$5,997	$9,225	$15,222	$2,337,193	$2,352,415
The table above includes PCI loans of $4,772 30-89 days past due and $4,211 90 days or more past due as of June 30, 2017.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	September 30, 2017		June 30, 2017
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$6,557	$—	$6,453	$—
HELOCs - originated	1,404	—	1,291	—
HELOCs - purchased	191	—	192	—
Construction and land/lots	157	—	245	—
Indirect auto finance	179	—	1	—
Consumer	22	—	29	—
Commercial loans:
Commercial real estate	2,861	—	2,756	—
Construction and development	1,787	—	1,766	—
Commercial and industrial	821	—	827	—
Municipal leases	106	—	106	—
Total loans	$14,085	$—	$13,666	$—
PCI loans totaling $6,491 at September 30, 2017 and $6,664 at June 30, 2017 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
Troubled debt restructurings ("TDRs") are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Additionally, all TDRs are considered impaired. The Company had no commitments to lend additional funds on these TDR loans at September 30, 2017.
The Company's loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	September 30, 2017	June 30, 2017
Performing TDRs included in impaired loans	$26,063	$27,043

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$727	$8,585	$11,839	$21,151	$361	$11,549	$9,382	$21,292
Provision for (recovery of) loan losses	470	(412)	(58)	—	(5)	(895)	900	—
Charge-offs	—	(149)	(14)	(163)	—	(419)	(607)	(1,026)
Recoveries	—	286	723	1,009	—	211	474	685
Balance at end of period	$1,197	$8,310	$12,490	$21,997	$356	$10,446	$10,149	$20,951
The Company's ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total
September 30, 2017
Retail consumer loans:
One-to-four family	$120	$1,008	$3,227	$4,355	$7,847	$10,777	$666,332	$684,956
HELOCs - originated	—	58	1,310	1,368	288	43	152,648	152,979
HELOCs - purchased	—	—	815	815	—	—	162,518	162,518
Construction and land/lots	—	61	924	985	517	648	53,804	54,969
Indirect auto finance	—	—	847	847	—	8	142,907	142,915
Consumer	—	9	51	60	18	2	8,794	8,814
Commercial loans:
Commercial real estate	886	232	6,981	8,099	15,569	7,290	730,998	753,857
Construction and development	176	11	3,270	3,457	2,636	2,188	204,848	209,672
Commercial and industrial	15	380	1,136	1,531	2,579	1,805	120,338	124,722
Municipal leases	—	—	480	480	—	294	100,344	100,638
Total	$1,197	$1,759	$19,041	$21,997	$29,454	$23,055	$2,343,531	$2,396,040
June 30, 2017
Retail consumer loans:
One-to-four family	$28	$863	$3,585	$4,476	$8,069	$10,305	$665,715	$684,089
HELOCs - originated	—	44	1,340	1,384	288	12	156,768	157,068
HELOCs - purchased	—	—	838	838	—	—	162,407	162,407
Construction and land/lots	—	88	889	977	528	634	48,974	50,136
Indirect auto finance	—	1	880	881	—	1	140,878	140,879
Consumer	—	8	49	57	18	8	7,874	7,900
Commercial loans:
Commercial real estate	512	239	6,600	7,351	17,383	6,284	706,741	730,408
Construction and development	171	13	2,982	3,166	2,629	2,184	193,153	197,966
Commercial and industrial	16	287	1,221	1,524	2,626	1,514	116,247	120,387
Municipal leases	—	—	497	497	—	—	101,175	101,175
Total	$727	$1,543	$18,881	$21,151	$31,541	$20,942	$2,299,932	$2,352,415
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment With a Recorded Allowance	Recorded Investment With No Recorded Allowance	Total	Related Recorded Allowance
September 30, 2017
Retail consumer loans:
One-to-four family	$28,064	$18,151	$6,727	$24,878	$1,022
HELOCs - originated	4,164	2,369	530	2,899	64
HELOCs - purchased	191	191	—	191	1
Construction and land/lots	2,435	1,104	463	1,567	62
Indirect auto finance	183	173	6	179	1
Consumer	533	10	26	36	9
Commercial loans:
Commercial real estate	7,598	4,458	2,782	7,240	244
Construction and development	3,780	1,039	1,628	2,667	15
Commercial and industrial	7,044	1,176	881	2,057	383
Municipal leases	106	106	—	106	—
Total impaired loans	$54,098	$28,777	$13,043	$41,820	$1,801
June 30, 2017
Retail consumer loans:
One-to-four family	$28,469	$17,353	$7,773	$25,126	$881
HELOCs - originated	4,070	2,270	532	2,802	49
HELOCs - purchased	192	—	192	192	—
Construction and land/lots	2,817	1,310	468	1,778	88
Indirect auto finance	22	—	1	1	1
Consumer	552	15	27	42	8
Commercial loans:
Commercial real estate	8,307	4,721	3,186	7,907	253
Construction and development	3,768	1,024	1,617	2,641	16
Commercial and industrial	7,757	845	1,231	2,076	288
Municipal leases	400	106	294	400	—
Total impaired loans	$56,354	$27,644	$15,321	$42,965	$1,584
Impaired loans above excludes $6,491 at September 30, 2017 and $6,677 at June 30, 2017 in PCI loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. The June 30, 2017 balance in the preceding sentence was previously disclosed as $13,425. Based on further review, this amount was determined to be an error and was corrected during the quarter ended September 30, 2017. The error had no effect on the Company’s audited financial statements or other disclosures.
The table above includes $18,765 and $22,023, of impaired loans that were not individually evaluated at September 30, 2017 and June 30, 2017, respectively, because these loans did not meet the Company's threshold for individual impairment evaluation. The recorded allowance above includes $42 and $41 related to these loans that were not individually evaluated at September 30, 2017 and June 30, 2017, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's average recorded investment in impaired loans and interest income recognized on impaired loans for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$25,002	$294	$25,992	$326
HELOCs - originated	2,851	35	2,909	46
HELOCs - purchased	192	4	—	—
Construction and land/lots	1,673	28	1,402	32
Indirect auto finance	90	2	56	1
Consumer	39	4	24	5
Commercial loans:
Commercial real estate	7,574	75	6,831	69
Construction and development	2,654	15	2,371	13
Commercial and industrial	2,067	20	3,869	45
Municipal leases	253	—	414	12
Total loans	$42,395	$477	$43,868	$549
A summary of changes in the accretable yield for PCI loans for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended
	September 30, 2017	September 30, 2016
Accretable yield, beginning of period	$7,080	$9,532
Reclass from nonaccretable yield (1)	200	887
Other changes, net (2)	27	(459)
Interest income	(610)	(1,621)
Accretable yield, end of period	$6,697	$8,339
______________________________________

(1)	Represents changes attributable to expected losses assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

For the three months ended September 30, 2017 and 2016, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Extended term:
Retail consumer:
One-to-four family	—	$—	$—	2	$119	$119
Total	—	$—	$—	2	$119	$119
Other TDRs:
Retail consumer:
One-to-four family	10	$1,514	$1,514	3	$105	$105
HELOCs - originated	—	—	—	1	3	3
Total	10	$1,514	$1,514	4	$108	$108
Total	10	$1,514	$1,514	6	$227	$227
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Extended payment terms:
Retail consumer:
One-to-four family	—	$—	1	$39
Total	—	$—	1	$39
Other TDRs:
Retail consumer:
One-to-four family	3	$372	3	$57
Commercial:
Commercial real estate	1	672	—	—
Construction and development	—	—	2	371
Commercial and industrial	—	—	3	970
Total	4	$1,044	8	$1,398
Total	4	$1,044	9	$1,437
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

6.	Real Estate Owned
The activity within REO for the periods shown is as follows:

	Three Months Ended September 30,
	2017	2016
Balance at beginning of period	$6,318	$5,956
Transfers from loans	252	305
Sales, net of loss	(647)	(546)
Capital improvements	18	—
Balance at end of period	$5,941	$5,715
At September 30, 2017 and June 30, 2017, the Bank had $1,223 and $1,015 respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $2,206 and $2,230 at September 30, 2017 and June 30, 2017, respectively.

7.	Net Income per Share
Per the provisions of FASB ASC 260, Earnings Per Share, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share ("EPS") for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. ESOP shares are considered outstanding for basic and diluted earnings per share when the shares are committed to be released. Certain of the Company’s nonvested restricted stock awards qualify as participating securities.
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
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	Three Months Ended September 30,
	2017	2016
Numerator:
Net income	$5,567	$3,824
Allocation of earnings to participating securities	(57)	(55)
Numerator for basic EPS - Net income available to common stockholders	$5,510	$3,769
Effect of dilutive securities:
Dilutive effect to participating securities	2	1
Numerator for diluted EPS	$5,512	$3,770
Denominator:
Weighted-average common shares outstanding - basic	17,966,994	17,208,682
Effect of dilutive shares	649,458	242,613
Weighted-average common shares outstanding - diluted	18,616,452	17,451,295
Net income per share - basic	$0.31	$0.22
Net income per share - diluted	$0.30	$0.22
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 60,500 outstanding stock options that were anti-dilutive for the three months ended September 30, 2017 and 46,500 stock options that were anti-dilutive for the three months ended September 30, 2016.

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
The table below presents share based compensation expense and the related tax benefit for stock options and restricted stock for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
Share based compensation expense	$1,170	$739
Tax benefit	$421	$274
The table below presents stock option activity for the three months ended September 30, 2017 and 2016:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2016	1,529,300	$14.50	6.8	$6,117
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at September 30, 2016	1,529,300	$14.50	6.5	$6,117
Exercisable at September 30, 2016	829,400	$14.40

Options outstanding at June 30, 2017	1,470,043	$15.22	5.8	$13,533
Exercised	800	14.37	—	—
Forfeited	500	17.35	—	—
Expired	43,273	23.82	—	—
Options outstanding at September 30, 2017	1,425,470	$14.96	5.7	$15,316
Exercisable at September 30, 2017	989,770	$14.96	5.4	$11,155
Non-vested at September 30, 2017	435,700	$16.15	5.2	$4,161

At September 30, 2017, the Company had $1,185 of unrecognized compensation expense related to 435,700 stock options scheduled to vest over five- and seven-year vesting periods.  The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.0 years at September 30, 2017. At September 30, 2016, the Company had $2,073 of unrecognized compensation expense related to 699,900 stock options scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.1 years at September 30, 2016.
The table below presents restricted stock award activity for the three months ended September 30, 2017 and 2016:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2016	248,750	$14.81	$4,602
Granted	400	19.02	—
Vested	—	—	—
Non-vested at September 30, 2016	249,150	$14.84	$4,609

Non-vested at June 30, 2017	185,630	$17.46	$3,419
Granted	—	—	—
Vested	400	19.02	—
Non-vested at September 30, 2017	185,230	$17.46	$4,760
At September 30, 2017, unrecognized compensation expense was $2,065 related to 185,230 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.3 years at September 30, 2017. At September 30, 2016, unrecognized compensation expense was $3,580 related to 249,150

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.2 years at September 30, 2016.

9.	Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At September 30, 2017 and June 30, 2017, respectively, loan commitments (excluding $180,794 and $158,380 of undisbursed portions of construction loans) totaled $51,528 and $43,730 of which $22,909 and $21,221 were variable rate commitments and $28,619 and $22,509 were fixed rate commitments. The fixed rate loans had interest rates ranging from 1.71% to 7.25% at September 30, 2017 and 1.95% to 6.25% at June 30, 2017, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $449,261 and $414,373 at September 30, 2017 and June 30, 2017, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, we enter into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these commitments was not material at September 30, 2017 or June 30, 2017.
The Company grants construction and permanent loans collateralized primarily by residential and commercial real estate to customers throughout its primary market area. In addition, the Company grants municipal leases to customers throughout North and South Carolina. The Company's loan portfolio can be affected by the general economic conditions within these market areas.
Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System. The daily average calculated cash reserve required as of September 30, 2017 and June 30, 2017 was $1,109, and $2,152, respectively, which was satisfied by vault cash and balances held at the FRB.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of September 30, 2017 and June 30, 2017 were $7,054 and $5,164, respectively. There was no liability recorded for these letters of credit at September 30, 2017 or June 30, 2017, respectively.
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
Investment Securities Available for Sale
Securities available for sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted prices of comparable securities. Level 2 securities include mortgage-backed securities and debentures issued by government sponsored enterprises, municipal bonds, and corporate debt securities. The Company has no Level 3 securities.
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

	September 30, 2017
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$55,875	$—	$55,875	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	87,084	—	87,084	—
Municipal Bonds	32,723	—	32,723	—
Corporate Bonds	6,308	—	6,308	—
Equity Securities	63	—	63	—
Total	$182,053	$—	$182,053	$—

	June 30, 2017
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$65,830	$—	$65,830	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	92,971	—	92,971	—
Municipal Bonds	34,510	—	34,510	—
Corporate Bonds	6,293	—	6,293	—
Equity Securities	63	—	63	—
Total	$199,667	$—	$199,667	$—
There were no transfers between levels during the three months ended September 30, 2017.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	September 30, 2017
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$8,566	$—	$—	$8,566
REO	145	—	—	145
Total	$8,711	$—	$—	$8,711

	June 30, 2017
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$9,156	$—	$—	$9,156
REO	4,044	—	—	4,044
Total	$13,200	$—	$—	$13,200
Quantitative information about Level 3 fair value measurements during the period ended September 30, 2017 is shown in the table below:

	Fair Value at September 30, 2017	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$8,566	Discounted appraisals and discounted cash flows	Collateral discounts and discount spread	3% - 18% 1% - 4%	4%
REO	$145	Discounted appraisals	Collateral discounts	15% - 20%	19%
The stated carrying value and estimated fair value amounts of financial instruments as of September 30, 2017 and June 30, 2017, are summarized below:

	September 30, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$78,971	$78,971	$78,971	$—	$—
Commercial paper	199,774	199,774	199,774	—	—
Certificates of deposit in other banks	110,454	110,454	—	110,454	—
Securities available for sale	182,053	182,053	—	182,053	$—
Loans, net	2,372,758	2,273,499	—	—	2,273,499
Loans held for sale	7,793	7,949	—	—	7,949
FHLB stock	31,361	31,361	31,361	—	—
FRB stock	7,290	7,290	7,290	—	—
Accrued interest receivable	9,340	9,340	—	1,540	7,800
Noninterest-bearing and NOW deposits	769,136	769,136	—	769,136	—
Money market accounts	642,351	642,351	—	642,351	—
Savings accounts	230,944	230,944	—	230,944	—
Certificates of deposit	457,879	454,330	—	454,330	—
Borrowings	679,800	679,800	—	679,800	—
Accrued interest payable	447	447	—	447	—

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
The Company had off-balance sheet financial commitments, which included approximately $681,583 and $616,483 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at September 30, 2017 and June 30, 2017, respectively (see Note 10). Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of September 30, 2017 and June 30, 2017. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would," and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Board of Governors of the Federal Reserve System (“Federal Reserve”), the North Carolina Office of the Commissioner of Banks (“NCCOB”), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; management's assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"); changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including our 2017 Form 10-K.
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
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences, including home equity loans and construction and land/lot loans, commercial real estate loans, construction and development loans, commercial and industrial loans, indirect automobile loans, and municipal leases. Municipal leases are secured primarily by a ground lease for a firehouse or an equipment lease for fire trucks and firefighting equipment to fire departments located throughout North and South Carolina. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government-sponsored enterprises, as well as, commercial paper and certificates of deposit insured by the FDIC.
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
Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, loan income and fees, SBA lending fees, and gains and losses from sales of securities.
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
On August 1, 2017, the Company opened a commercial loan production office in Greensboro, North Carolina.
At September 30, 2017, we had 43 locations in North Carolina (including the Asheville metropolitan area, Greensboro/"Piedmont" region, Charlotte, and Raleigh), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Critical Accounting Policies and Estimates
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) business combinations and acquired loans, (iii) the valuation of REO, (iv) the valuation of goodwill and other intangible assets, and (v) the valuation of or recognition of deferred tax assets and liabilities. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2017 Form 10-K. There have not been any material changes in the Company's critical accounting policies and estimates during the three months ended September 30, 2017 as compared to the disclosure contained in the Company's 2017 Form 10-K.
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
Reclassifications and corrections. To maintain consistency and comparability, certain amounts from prior periods have been reclassified to conform to current period presentation with no effect on net income or shareholders’ equity as previously reported.

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

Management has presented the non-GAAP financial measures in this discussion and analysis excluding merger-related expenses, certain state tax expense, and gain from the sale of premises because it believes excluding these items is more indicative of and provides useful and comparative information to assess trends in our core operations while facilitating comparison of the quality and composition of the Company’s earnings over time and in comparison to its competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months Ended September 30, 2017 and 2016” for more detailed information about our financial performance.
Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

	As of
	September 30,	June 30,	September 30,
(Dollars in thousands, except per share data)	2017	2017	2016
Total stockholders' equity	$405,499	$397,647	$364,401
Less: goodwill, core deposit intangibles, net of taxes	29,704	30,157	16,759
Tangible book value (1)	$375,795	$367,490	$347,642
Common shares outstanding	18,968,675	18,967,875	17,999,150
Tangible book value per share	$19.81	$19.37	$19.31
Book value per share	$21.38	$20.96	$20.25
_________________________________________________________________

(1)	Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
	September 30,	June 30,	September 30,
(Dollars in thousands)	2017	2017	2016
Tangible book value(1)	$375,795	$367,490	$347,642
Total assets	3,249,998	3,206,533	2,754,109
Less: goodwill, core deposit intangibles, net of taxes	29,704	30,157	16,759
Total tangible assets(2)	$3,220,294	$3,176,376	$2,737,350
Tangible equity to tangible assets	11.67%	11.57%	12.70%
_________________________________________________________________

(1)	Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

(2)	Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of net interest income and net interest margin as adjusted to exclude additional FHLB borrowings and proceeds from such borrowings:

	Three Months Ended September 30,
	2017			2016
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets (1)	$2,919,016	$28,445	3.90%	$2,527,413	$23,381	3.70%
Less: Interest-earning assets funded by additional FHLB borrowings (2)	245,000	967	1.58%	395,000	999	1.01%
Interest-earning assets - adjusted	$2,674,016	$27,477	4.11%	$2,132,413	$22,382	4.20%

Interest-bearing liabilities	$2,419,059	$3,315	0.55%	$2,097,932	$1,654	0.31%
Less: Additional FHLB borrowings	245,000	722	1.18%	395,000	410	0.42%
Interest-bearing liabilities - adjusted	$2,174,059	$2,593	0.48%	$1,702,932	$1,244	0.29%

Tax equivalent net interest income and net interest margin		$25,129	3.44%		$21,727	3.44%
Tax equivalent net interest income and net interest margin - adjusted		24,884	3.72%		21,138	3.97%
Difference		$245	(0.28)%		$589	(0.53)%

_________________________________________________________________________________

(1)
Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $548 and $590 for the three months ended September 30, 2017 and 2016, respectively, calculated based on a federal tax rate of 34%.

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

Set forth below is a reconciliation to GAAP net income, EPS, ROA, and ROE as adjusted to exclude merger-related expenses, certain state tax expense, and gain from the sale of premises and equipment:

	Three months ended
(Dollars in thousands, except per share data)	September 30,
	2017	2016
Merger-related expenses	$—	$307
State tax expense adjustment (1)	133	490
Gain from sale of premises and equipment	(164)	(385)
Total adjustments	(31)	412
Tax effect (2)	59	58
Total adjustments, net of tax	28	470

Net income (GAAP)	5,567	3,824

Net income (non-GAAP)	$5,595	$4,294

Per Share Data
Average shares outstanding - basic	17,966,994	17,208,682
Average shares outstanding - diluted	18,616,452	17,451,295

Basic EPS
EPS (GAAP)	$0.31	$0.22
Non-GAAP adjustment	—	0.03
EPS (non-GAAP)	$0.31	$0.25

Diluted EPS
EPS (GAAP)	$0.30	$0.22
Non-GAAP adjustment	—	0.03
EPS (non-GAAP)	$0.30	$0.25

Average Balances
Average assets	$3,197,885	$2,764,922
Average equity	401,422	362,296

ROA
ROA (GAAP)	0.70%	0.55%
Non-GAAP adjustment	—%	0.07%
ROA (non-GAAP)	0.70%	0.62%

ROE
ROE (GAAP)	5.55%	4.22%
Non-GAAP adjustment	0.03%	0.52%
ROE (non-GAAP)	5.58%	4.74%
________________________________________________________________________

(1)	State tax adjustment is a result of a decrease in value of our deferred tax assets stemming from recent decreases in North Carolina's corporate tax rate.

(2)	Tax amounts have been adjusted for certain nondeductible merger-related expenses.

Set forth below is a reconciliation to GAAP of the allowance for loan losses to total loans and the allowance for loan losses as adjusted to exclude acquired loans:

	As of
(Dollars in thousands)	September 30,	June 30,	September 30,
	2017	2017	2016
Total gross loans receivable (GAAP)	$2,396,040	$2,352,415	$1,881,481
Less: acquired loans	338,933	374,538	192,745
Adjusted gross loans (non-GAAP)	$2,057,107	$1,977,877	$1,688,736

Allowance for loan losses (GAAP)	$21,997	$21,151	$20,951
Less: allowance for loan losses on acquired loans	1,197	727	356
Adjusted allowance for loan losses (non-GAAP)	$20,800	$20,424	$20,595
Adjusted allowance for loan losses / Adjusted gross loans (non-GAAP)	1.01%	1.03%	1.22%

Comparison of Financial Condition at September 30, 2017 and June 30, 2017
General.  Total assets were $3.2 billion at September 30, 2017 as well as June 30, 2017. Total liabilities remained constant as well at $2.8 billion at both dates. Deposit growth of $51.9 million, or 2.5% and the cumulative decrease of $47.5 million, or 11.3% in cash and cash equivalents, certificates of deposits in other banks, and securities available for sale during the first quarter of fiscal 2018 were used to fund the $43.3 million, or 1.8% increase in total loans, the $49.9 million, or 33.3% increase in commercial paper, and reduce borrowings by $16.7 million, or 2.4%. The increase in net loans receivable was driven by $43.2 million of organic net loan growth. We continue to utilize our leveraging strategy, where additional short-term FHLB borrowings are invested in various short-term liquid assets to generate additional net interest income, as well as increased dividend income from the required purchase of additional FHLB stock.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents decreased $8.0 million, or 9.2%, to $79.0 million at September 30, 2017 from $87.0 million at June 30, 2017. In conjunction with our leveraging strategy, we purchase commercial paper to take advantage of higher returns with relatively low risk while remaining highly liquid. The commercial paper balance increased $49.9 million, or 33.3% to $199.8 million at September 30, 2017 from $149.9 million at June 30, 2017.
Investments.  Securities available for sale decreased $17.6 million, or 8.8%, to $182.1 million at September 30, 2017 from $199.7 million at June 30, 2017. During the three months ended September 30, 2017, $11.7 million of securities matured and $5.8 million of principal payments were received. At September 30, 2017, certificates of deposits in other banks decreased $21.8 million, or 16.5% to $110.5 million compared to $132.3 million at June 30, 2017. The decrease in certificates of deposits in other banks was due to $29.0 million in maturities partially offset by $7.2 million in purchases. All certificates of deposit in other banks are fully insured by the FDIC. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We did not believe that there were any other-than-temporary impairments at September 30, 2017; therefore, no impairment losses were recorded during the first three months of fiscal 2018. Other investments at cost at September 30, 2017 included FRB and FHLB stock totaling $7.3 million and $31.4 million, respectively. In total, other investments decreased $704,000, or 1.8% from June 30, 2017 as a result of required redemptions of FHLB stock due to reductions in our FHLB borrowings.
Loans held for sale. Loans held for sale increased $2.2 million, or 39.0% at September 30, 2017 to $7.8 million from $5.6 million at June 30, 2017. The increase was driven by volume increases as a result of expanding our mortgage operations into our newer market areas and adding additional seasoned loan officers.
Loans.  Net loans receivable increased $42.4 million, or 1.8%, at September 30, 2017 to $2.4 billion from June 30, 2017 primarily due to $43.2 million of organic loan growth.
For the three-month period ended September 30, 2017, retail loan portfolio originations increased $5.8 million, or 7.8% to $80.4 million from $74.6 million, compared to the same period in the previous year. For the three-month period ended September 30, 2017, commercial loan portfolio originations increased $87.1 million, or 113.1% to $164.1 million, from $77.0 million, compared to the same period in the previous year. For the quarter ended September 30, 2017, organic net loan growth, which excludes loans acquired through acquisitions and purchases of HELOCs, was $43.2 million or 7.9% annualized.

Retail consumer and commercial loans consist of the following at the dates indicated:

	As of				Percent of total
	September 30,	June 30,	Change		September 30,	June 30,
(Dollars in thousands)	2017	2017	$	%	2017	2017
Retail consumer loans:
One-to-four family	$684,956	$684,089	$867	0.1%	28.6%	29.1%
HELOCs - originated	152,979	157,068	(4,089)	(2.6)	6.4	6.7
HELOCs - purchased	162,518	162,407	111	0.1	6.8	6.9
Construction and land/lots	54,969	50,136	4,833	9.6	2.3	2.1
Indirect auto finance	142,915	140,879	2,036	1.4	6.0	6.0
Consumer	8,814	7,900	914	11.6	0.4	0.3
Total retail consumer loans	1,207,151	1,202,479	4,672	0.4	50.4	51.1
Commercial loans:
Commercial real estate	753,857	730,408	23,449	3.2	31.5	31.0
Construction and development	209,672	197,966	11,706	5.9	8.8	8.4
Commercial and industrial	124,722	120,387	4,335	3.6	5.2	5.1
Municipal leases	100,638	101,175	(537)	(0.5)	4.2	4.3
Total commercial loans	1,188,889	1,149,936	38,953	3.4	49.6	48.9
Total loans	$2,396,040	$2,352,415	$43,625	1.9%	100.0%	100.0%
Recently, our expansion into larger metro markets as well as in-market acquisitions combined with improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory in certain markets have led to us significantly increasing originations of construction loans for properties located in our market areas. We have hired experienced commercial real estate relationship managers, credit officers, and developed a construction risk management group to better manage construction risk, as part of our efforts to grow the construction portfolio. We anticipate that construction lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction and land development lending by concentrating our efforts on smaller one-to-four residential loans to builders known to us and developers of commercial real estate and multifamily properties with proven success in this type of construction. At September 30, 2017, construction and land/lots totaled $55.0 million including $40.4 million of one-to-four family construction loans that will roll over to permanent loans upon completion of the construction period, excluding unfunded loan commitments of $53.6 million. Total construction and development loans at September 30, 2017, were $209.7 million, excluding unfunded loan commitments of $180.8 million, of which $88.2 million was for non-residential commercial real estate construction, $65.7 million was for land development, $45.9 million was for speculative construction of single family properties, and $9.9 million was for multi-family construction. Undisbursed construction and development loan commitments at September 30, 2017 included $84.5 million of commercial real estate projects, multi-family residential projects of $4.8 million and $37.9 million for the speculative construction of one- to four-family residential properties.
Asset Quality. Our overall asset quality metrics continue to demonstrate our commitment to growing and maintaining a loan portfolio with a moderate risk profile. Nonperforming assets remained constant at $20.0 million, or 0.62% of total assets, at September 30, 2017 and June 30, 2017. Nonperforming assets included $14.1 million in nonaccruing loans and $5.9 million in REO at September 30, 2017, compared to $13.7 million and $6.3 million, in nonaccruing loans and REO respectively, at June 30, 2017. Included in nonperforming loans are $5.2 million of loans restructured from their original terms of which $3.1 million were current with respect to their modified payment terms. The increase in nonaccruing loans was primarily due to one commercial real estate loan totaling $672,000, partially offset by loans returning to performing status as payment history and the borrower's financial status improved. At September 30, 2017, $5.6 million, or 40.1%, of nonaccruing loans were current on their required loan payments. Purchased credit impaired loans aggregating $6.5 million were excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. Nonperforming loans to total loans was 0.59% at September 30, 2017 compared to 0.58% at June 30, 2017.
The ratio of classified assets to total assets decreased to 1.50% at September 30, 2017 from 1.57% at June 30, 2017. Classified assets decreased 3.0% to $48.7 million at September 30, 2017 compared to $50.2 million at June 30, 2017. Delinquent loans (loans delinquent 30 days or more) increased to $17.7 million at September 30, 2017, from $15.2 million at June 30, 2017 primarily due to additional 1-4 family loans in the 30-60 day category.
As of September 30, 2017, we had identified $41.8 million of impaired loans compared to $43.0 million at June 30, 2017. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. As of September 30, 2017, there were $23.1 million loans individually evaluated for impairment and $18.7 million were collectively evaluated. For more information on these impaired loans, see Note 5 of the Notes to Consolidated Financial Statements under Item 1 of this report.
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
The allowance for loan losses was $22.0 million, or 0.92% of total loans, at September 30, 2017 compared to $21.2 million, or 0.90% of total loans, at June 30, 2017. The allowance for loan losses to gross loans excluding acquired loans was 1.01% at September 30, 2017, compared to 1.03% at June 30, 2017. Loans acquired from acquisitions are excluded from the allowance for loan losses at the date of acquisition in accordance with the acquisition method of accounting for business combinations. The Company recorded these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these acquired loans unless the credit quality deteriorates further subsequent to the acquisition. The allowance for our acquired loans at September 30, 2017 was $1.2 million compared to $727,000 at June 30, 2017.
There was no provision for loan loss during the three months ended September 30, 2017 and September 30, 2016 as the allowance for loan losses required by our loan growth was offset by continued improvements in our asset quality. Net loan recoveries totaled $846,000 for the three months ended September 30, 2017 compared to net charge-offs of $341,000 for the same period during the prior fiscal year. Net recoveries as a percentage of average loans increased to (0.14)% for the three months ended September 30, 2017 from net charge-offs of 0.07% for the same period last fiscal year.
The allowance as a percentage of nonaccruing loans increased to 156.17% at September 30, 2017 from 154.77% at June 30, 2017.
We believe that the allowance for loan losses as of September 30, 2017 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Real estate owned. REO decreased $377,000, to $5.9 million at September 30, 2017 primarily due to $793,000 in REO sales during the period, partially offset by $252,000 in properties transferred to REO and a gain on sale of REO of $146,000 during the period. The total balance of REO at September 30, 2017 included $2.5 million in land, construction and development projects (both residential and commercial), $2.2 million in commercial real estate, and $1.2 million in single-family homes.
Deferred income taxes. Deferred income taxes decreased $1.7 million, or 3.0%, to $55.7 million at September 30, 2017 from $57.4 million at June 30, 2017. The decrease was primarily driven by the realization of net operating losses through increases in taxable income, which was further augmented by the revaluation of deferred tax assets relating to a change in North Carolina's corporate tax rate, as discussed below.
Goodwill. Goodwill remained at $25.6 million at September 30, 2017 and June 30, 2017.
Deposits.  Deposits increased $51.9 million, or 2.5%, to $2.1 billion at September 30, 2017 as compared to $2.0 billion at June 30, 2017. The increase was primarily due to an increase of $56.1 million in our core deposits (which excludes certificates of deposit) as a result of recent deposit gathering initiatives, which were partially offset by a $4.3 million managed run off in our higher costing certificates of deposit and brokered deposits by competing less aggressively for time deposits.
The following table sets forth our deposits by type of deposit account as of the dates indicated:

	As of				Percent of total
	September 30,	June 30,	Change		September 30,	June 30,
(Dollars in thousands)	2017	2017	$	%	2017	2017
Core deposits:
Noninterest-bearing accounts	$304,144	$310,172	(6,028)	(1.9)%	14.5%	15.1%
NOW accounts	464,993	469,377	(4,384)	(0.9)%	22.1%	22.9%
Money market accounts	642,351	569,607	72,744	12.8%	30.6%	27.8%
Savings accounts	230,943	237,149	(6,206)	(2.6)%	11.0%	11.6%
Core deposits	1,642,431	1,586,305	56,126	3.5%	78.2%	77.4%
Certificates of deposit	457,879	462,146	(4,267)	(0.9)%	21.8%	22.6%
Total	$2,100,310	$2,048,451	51,859	2.5%	100.0%	100.0%
Borrowings.  Borrowings decreased to $679.8 million at September 30, 2017 from $696.5 million at June 30, 2017. All FHLB advances have maturities of less than 90 days with a weighted average interest rate of 1.16% at September 30, 2017.
Equity.  Stockholders' equity at September 30, 2017 increased to $405.5 million from $397.6 million at June 30, 2017. The increase was a primarily a result of $5.6 million in net income for the first three months of fiscal 2018, $1.2 million representing stock-based compensation, and a $680,000 cumulative adjustment for the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." Tangible book value per share increased by $0.44, or 2.3% to $19.81 as of September 30, 2017 compared to $19.37 at June 30, 2017.

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

	For the Three Months Ended September 30,
	2017			2016
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable(1)	$2,361,522	$25,798	4.37%	$1,848,086	$21,070	4.56%
Deposits in other financial institutions	159,152	536	1.35%	191,716	497	1.04%
Investment securities	189,920	972	2.05%	196,889	880	1.79%
Other interest-earning assets(3)	208,422	1,139	2.18%	290,722	934	1.29%
Total interest-earning assets	2,919,016	28,445	3.90%	2,527,413	23,381	3.70%
Other assets	278,869			237,509
Total assets	$3,197,885			$2,764,922
Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	462,928	216	0.19%	403,823	173	0.17%
Money market accounts	605,261	477	0.31%	519,250	347	0.27%
Savings accounts	232,940	78	0.13%	210,179	70	0.13%
Certificate accounts	449,839	575	0.51%	430,791	509	0.47%
Total interest-bearing deposits	1,750,968	1,346	0.31%	1,564,043	1,099	0.28%
Borrowings	668,091	1,969	1.18%	533,889	555	0.42%
Total interest-bearing liabilities	2,419,059	3,315	0.55%	2,097,932	1,654	0.31%
Noninterest-bearing deposits	310,596			241,510
Other liabilities	66,808			63,184
Total liabilities	2,796,463			2,402,626
Stockholders' equity	401,422			362,296
Total liabilities and stockholders' equity	$3,197,885			$2,764,922

Net earning assets	$499,957			$429,481
Average interest-earning assets to
average interest-bearing liabilities	120.67%			120.47%
Tax-equivalent:
Net interest income		$25,130			$21,727
Interest rate spread			3.35%			3.39%
Net interest margin(4)			3.44%			3.44%
Non-tax-equivalent:
Net interest income		$24,581			$21,137
Interest rate spread			3.27%			3.29%
Net interest margin(4)			3.37%			3.35%
__________________
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.

(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $549,000 and $590,000 for the three months ended September 30, 2017 and 2016, respectively, calculated based on a federal tax rate of 34%.
(3) The average other interest-earning assets consists of FRB stock, FHLB stock, and commercial paper. See Comparison of Results of Operation for the Three Months Ended September 30, 2017 for discussion of our leveraging strategy.
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

	Three Months Ended September 30, 2017
	Compared to
	Three Months Ended September 30, 2016
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$5,852	$(1,124)	$4,728
Deposits in other financial institutions	(85)	124	39
Investment securities	(31)	123	92
Other	(264)	468	204
Total interest-earning assets	5,472	(409)	5,063
Interest-bearing liabilities:
Interest-bearing checking accounts	$25	$18	$43
Money market accounts	58	72	130
Savings accounts	8	—	8
Certificate accounts	22	44	66
Borrowings	139	1,275	1,414
Total interest-bearing liabilities	252	1,409	1,661
Net increase in tax equivalent interest income	$5,220	$(1,818)	$3,402
_____________
(1) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $549,000 and $590,000 for the three months ended September 30, 2017 and 2016, respectively, calculated based on a federal tax rate of 34%.
Comparison of Results of Operation for the Three Months Ended September 30, 2017 and 2016
General.  During the three months ended September 30, 2017, we had net income of $5.6 million compared to $3.8 million for the three months ended September 30, 2016. On a diluted per share basis, the Company earned $0.30 per share for the first three months of fiscal year 2018, compared to $0.22 per share in the same period in fiscal 2017. The overall increase reflects the acquisition of TriSummit and additional net interest income from organic loan growth.
Net Interest Income. Net interest income increased $3.4 million, or 16.3% to $24.6 million for the three months ended September 30, 2017 compared to $21.1 million for the three months ended September 30, 2016. This increase in net interest income was driven by a $5.1 million, or 22.4% increase in interest income partially offset by a $1.7 million, or 100.4% increase in interest expense.
The average balance of interest-earning assets for the three months ended September 30, 2017 increased $391.6 million, or 15.5% to $2.9 billion compared to $2.5 billion for the corresponding period in the previous year. Net interest margin (on a fully taxable-equivalent basis) for the three months ended September 30, 2017 and September 30, 2016 remained stable at 3.44%. Our leveraging strategy produced an additional $967,000 in interest income during the three months ended September 30, 2017, at an average yield of 1.58%, while the average cost of the borrowings was 1.18%, resulting in approximately $245,000 in net interest income during the period. During the corresponding period in the prior fiscal year, our leveraging strategy produced an additional $999,000 in interest income, at an average yield of 1.01%, while the average cost of borrowings was 0.42%, resulting in approximately $589,000 in net interest income. Excluding the effects of the leveraging strategy, the net interest margin would be 3.72% and 3.97% for the three months ended September 30, 2017 and 2016, respectively.
The increase in interest income for the three months ended September 30, 2017 as compared to the same period prior year was primarily driven by a $4.8 million, or 23.3% increase in loan interest income, a $125,000, or 12.0% increase in interest from deposits in other banks, a $119,000, or 30.7% increase in other investment income, and a $91,000, or 10.3% increase in interest from securities available for sale. The additional loan interest income was due to the $513.4 million, or 27.8% increase in average balance of loan receivables from the TriSummit acquisition and increased organic loan growth, which was mainly funded by the cumulative decrease of $121.8 million, or 17.9% in average interest-earning deposits with banks, securities available for sale, and other interest-earning assets, an increase in average deposits of $256.0 million, or 14.2%, and an increase in average FHLB borrowings of $134.2 million, or 25.1% as compared to the same quarter last year. The additional interest income was partially offset by a $1.1 million, or 57.6% decrease in the accretion of purchase discounts on acquired loans to $775,000 for the quarter ended September 30, 2017 from $1.8 million for the same quarter in fiscal 2017, as a result of full repayments of several loans with large discounts in the previous fiscal year. Accretable income on acquired loans stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on the PCI loan pools and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter. This decrease in purchase discount accretion led to a 19 basis point decrease in average loan yields to 4.37% for the quarter ended September 30, 2017 from 4.56% in the corresponding quarter last year. Excluding the effects of the accretion on purchase discounts on acquired loans, loan yields increased eight basis points to 4.24% for the quarter ended September 30, 2017 compared to 4.16% in the same period last year.
Total interest expense increased $1.7 million, or 100.4% for the three months ended September 30, 2017 compared to the same period last year. This increase was primarily related to the increase in average borrowings and the 76 basis point increase in the average cost of borrowings, resulting in additional interest expense of $1.4 million to $2.0 million for the three-month period as compared to the same period last year. Average interest-bearing deposits for the three months ended September 30, 2017 was $1.8 billion and was $1.6 billion for the three months ended September 30, 2016. The $186.9 million, or 12.0% increase was a result of the TriSummit acquisition and recent deposit marketing initiative. The overall average cost of funds for the three months ended September 30, 2017 increased 24 basis points to 0.55% compared to the same period last year due primarily to the impact of recent increases in the federal funds rate on our borrowings.
Provision for Loan Losses.  There was no provision for loan losses during the three months ended September 30, 2017 or 2016 as improved credit quality measures have been sufficient to cover reserves needed for loan growth and changes in the mix of loans. Net recoveries for the three months ended September 30, 2017 were $846,000 from a net charge-off of $341,000 for the same period in 2016. Net recoveries as a percentage of average loans was (0.14%) for the three months ended September 30, 2017 from net charge-offs as a percentage of average assets of 0.07% for the same period last fiscal year.
See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $336,000, or 7.9%, to $4.6 million for the three months ended September 30, 2017 from $4.2 million for the three months ended September 30, 2016. The increase was primarily the result of a $125,000, or 6.5% increase in service charges on deposit accounts, a $126,000, or 12.9% increase in loan income from the gain on the sale of mortgage loans and various commercial loan-related fees, and a $306,000, or 75.9% increase in other income primarily driven by gains on an investment in a small business investment company.
Noninterest Expense.  Noninterest expense for the three months ended September 30, 2017 increased $2.0 million, or 10.2%, to $21.1 million compared to $19.1 million for the three months ended September 30, 2016. The increase in salaries and employee benefits expenses of $1.7 million, or 15.5% was caused primarily by the TriSummit acquisition and a $434,000 increase in stock-based compensation expense primarily driven by the increase in the Company's stock price during the three months ended September 30, 2017 compared to the same period in fiscal 2017. In addition, the TriSummit acquisition led to additional noninterest expenses as shown in the cumulative increase of $775,000, or 9.9% in net occupancy expense, core deposit intangible amortization, and other expenses. These increases in noninterest expense were partially offset by the absence of $307,000 in merger-related expenses, and a $178,000, or 65.2% decrease in REO related expenses for the quarter ended September 30, 2017 compared to the same period last year. We continue to actively market our REO properties in an effort to minimize holding costs.
Income Taxes.  For the three months ended September 30, 2017, the Company's income tax expense was $2.5 million, an increase of $86,000, or 3.5% compared to $2.4 million for the three months ended September 30, 2016. The increase was a result of higher taxable income for the three months ended September 30, 2017 over the comparative period in prior year. In addition, the Company had a $133,000 and a $490,000 charge during the three months ended September 30, 2017 and 2016, respectively, related to the decrease in value of our deferred tax assets based on decreases in North Carolina's corporate tax rate. The Company's effective income tax rate for the three months ended September 30, 2017 was 31.1% compared to 38.8% for the three months ended September 30, 2016.
Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2017, the Bank had an additional borrowing capacity of $48.5 million with the FHLB of Atlanta, a $111.7 million line of credit with the FRB and three lines of credit with three unaffiliated banks totaling $60.0 million. At September 30, 2017, we had $679.8 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At September 30, 2017 brokered deposits totaled $12.9 million, or 0.6% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities and commercial paper. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. The Company's primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2017, the Company (on an unconsolidated basis) had liquid assets of $19.7 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2017, the total approved loan commitments and unused lines of credit outstanding amounted to $232.3 million and $449.3 million, respectively, as compared to $202.1 million and $414.4 million, respectively, as of June 30, 2017. Certificates of deposit scheduled to mature in one year or less at September 30, 2017, totaled $313.9 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During the first three months of fiscal 2018, cash and cash equivalents decreased $8.0 million, or 9.2%, from $87.0 million as of June 30, 2017 to $79.0 million as of September 30, 2017. Cash provided by operating and financing activities was $7.2 million and $35.2 million, respectively; while cash used in investing activities was $50.3 million. Primary sources of cash for the three months ended September 30, 2017 included $11.7 million in proceeds from the maturities of securities available for sale, $21.8 million in maturities of certificates of deposits in other banks, net of purchases, $5.8 million in principal repayments from mortgage-backed securities, and a $51.9 million increase in deposits. Primary uses of cash during the period included a net increase in commercial paper of $49.3 million, an increase in loans of $41.5 million, and a $16.7 million decrease in borrowings. All sources and uses of cash reflect our cash management strategy to increase our number of higher yielding investments and loans by increasing lower costing borrowings and reducing our holdings in lower yielding investments.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the three months ended September 30, 2017, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at September 30, 2017, is as follows (in thousands):

Undisbursed portion of construction loans	$180,794
Commitments to make loans	51,528
Unused lines of credit	449,261
Unused letters of credit	7,054
Total loan commitments	$688,637
Capital Resources
At September 30, 2017, stockholder's equity totaled $405.5 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.
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
At September 30, 2017, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at September 30, 2017 under applicable regulatory requirements.
HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.

As of September 30, 2017
Common Equity Tier I Capital to Risk-Weighted Assets	$353,515	12.91%	$123,218	4.50%	$177,982	6.50%
Tier I Capital (to Total Adjusted Assets)	$353,515	11.24%	$125,819	4.00%	$157,274	5.00%
Tier I Capital (to Risk-weighted Assets)	$353,515	12.91%	$164,291	6.00%	$219,054	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$375,967	13.73%	$219,054	8.00%	$273,818	10.00%

As of June 30, 2017
Common Equity Tier I Capital to Risk-Weighted Assets	$342,664	13.07%	$118,024	4.50%	$170,478	6.50%
Tier I Capital (to Total Adjusted Assets)	$342,664	11.13%	$123,149	4.00%	$153,936	5.00%
Tier I Capital (to Risk-weighted Assets)	$342,664	13.07%	$157,365	6.00%	$209,820	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$364,269	13.89%	$209,820	8.00%	$262,275	10.00%

HomeTrust Bank:

As of September 30, 2017
Common Equity Tier I Capital to Risk-Weighted Assets	$314,645	11.53%	$122,774	4.50%	$177,340	6.50%
Tier I Capital (to Total Adjusted Assets)	$314,645	10.05%	$125,288	4.00%	$156,610	5.00%
Tier I Capital (to Risk-weighted Assets)	$314,645	11.53%	$163,698	6.00%	$218,265	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$336,974	12.35%	$218,265	8.00%	$272,831	10.00%

As of June 30, 2017
Common Equity Tier I Capital to Risk-Weighted Assets	$305,216	11.68%	$117,560	4.50%	$169,809	6.50%
Tier I Capital (to Total Adjusted Assets)	$305,216	9.97%	$122,453	4.00%	$153,066	5.00%
Tier I Capital (to Risk-weighted Assets)	$305,216	11.68%	$156,747	6.00%	$208,996	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$326,635	12.50%	$208,996	8.00%	$261,245	10.00%
In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total risk-based capital ratios, HomeTrust Bancshares, Inc. and the Bank now have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement was phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. At September 30, 2017, the Bank’s CET1 capital exceeded the required capital conservation buffer of 1.25%.
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

Item 3.      Quantitative and Qualitative Disclosure About Market Risk
There has not been any material change in the market risk disclosures contained in our 2017 Form 10-K.
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2017, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2017, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings
The "Litigation" section of Note 10 to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2017:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
July 1 - July 31, 2017	—	$—	—	443,155
August 1 - August 31, 2017	—	—	—	443,155
September 1 - September 30, 2017	—	—	—	443,155
Total	—	$—	—	443,155
On December 15, 2015 the Company announced that its Board of Directors had authorized the repurchase of up to 922,855 shares of the Company's common stock, representing 5% of the Company's outstanding shares at the time of the announcement. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of September 30, 2017, 479,700 of the shares approved on December 15, 2015 were purchased at an average price of $18.00.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: November 9, 2017	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: November 9, 2017	By:	/s/ Tony J. VunCannon
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
(m)
10.1	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	10.1
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(e)
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon and Howard L. Sellinger	(b)
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(f)
10.5	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(b)
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	(b)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(b)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(b)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(b)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(b)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(b)
10.7E	SERP Joinder Agreement for Stan Allen	(b)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(b)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(b)
10.7H	SERP Joinder Agreement for William T. Flynt	(b)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(g)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(b)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(b)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(b)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(b)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(b)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(b)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(b)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(b)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(b)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(b)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(b)
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(n)
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(h)
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(i)
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(i)

10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(i)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(i)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(i)
10.19	Fully Restated Employment Agreement between HomeTrust Bank and Anderson L. Smith	(j)
10.20	Amended and Restated Jefferson Federal Bank Supplemental Executive Retirement Plan	(k)
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(l)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(l)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(l)
10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(l)
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(l)
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(l)
10.27	Offer Letter between HomeTrust Bank and Keith J. Houghton	(n)
10.28	Form of Relocation Repayment Agreement between HomeTrust Bank and Keith J. Houghton	(n)
10.29	Form of Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and each of Keith J. Houghton and R. Parrish Little	(o)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101

(a)	Attached as Appendix A to the proxy statement/prospectus filed by HomeTrust Bancshares on November 2, 2016 pursuant to Rule 424(b) of the Securities Act of 1933.

(b)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(c)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(d)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2014 (File No. 001-35593).

(e)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).

(f)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).

(g)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(h)	Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(i)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(j)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).

(k)	Filed as an exhibit to Jefferson Bancshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(l)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(m)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on August 31, 2015 (File No. 001-35593)

(n)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).

(o)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2016 (File No. 001-35593)