Form 10-Q
period 2017-12-31
HomeTrust Bancshares, Inc.
filed 2018-02-09
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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
There were 18,985,175 shares of common stock, par value of $.01 per share, issued and outstanding as of February 6, 2018.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	December 31, 2017	June 30, 2017
Assets
Cash	$46,743	$41,982
Interest-bearing deposits	51,922	45,003
Cash and cash equivalents	98,665	86,985
Commercial paper	199,722	149,863
Certificates of deposit in other banks	100,349	132,274
Securities available for sale, at fair value	167,669	199,667
Other investments, at cost	38,877	39,355
Loans held for sale	7,072	5,607
Total loans, net of deferred loan fees	2,418,014	2,351,470
Allowance for loan losses	(21,090)	(21,151)
Net loans	2,396,924	2,330,319
Premises and equipment, net	62,435	63,648
Accrued interest receivable	9,371	8,758
Real estate owned ("REO")	4,818	6,318
Deferred income taxes	36,526	57,387
Bank owned life insurance ("BOLI")	86,984	85,981
Goodwill	25,638	25,638
Core deposit intangibles	5,773	7,173
Other assets	9,765	7,560
Total Assets	$3,250,588	$3,206,533
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,108,208	$2,048,451
Borrowings	685,000	696,500
Capital lease obligations	1,925	1,937
Other liabilities	60,094	61,998
Total liabilities	2,855,227	2,808,886
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 18,967,175 shares issued and outstanding at December 31, 2017; 18,967,875 at June 30, 2017	190	190
Additional paid in capital	215,928	213,459
Retained earnings	187,241	191,660
Unearned Employee Stock Ownership Plan ("ESOP") shares	(7,670)	(7,935)
Accumulated other comprehensive income (loss)	(328)	273
Total stockholders' equity	395,361	397,647
Total Liabilities and Stockholders' Equity	$3,250,588	$3,206,533
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income (Loss)
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Interest and Dividend Income
Loans	$26,140	$19,871	$51,390	$40,352
Securities available for sale	904	862	1,875	1,742
Certificates of deposit and other interest-bearing deposits	1,303	939	2,472	1,982
Other investments	501	391	1,007	778
Total interest and dividend income	28,848	22,063	56,744	44,854
Interest Expense
Deposits	1,541	1,041	2,887	2,140
Borrowings	2,077	607	4,046	1,162
Total interest expense	3,618	1,648	6,933	3,302
Net Interest Income	25,230	20,415	49,811	41,552
Provision for Loan Losses	—	—	—	—
Net Interest Income after Provision for Loan Losses	25,230	20,415	49,811	41,552
Noninterest Income
Service charges and fees on deposit accounts	2,185	1,886	4,224	3,800
Loan income and fees	1,361	937	2,463	1,914
BOLI income	518	503	1,080	1,065
Gain from sale of premises and equipment	—	—	164	385
Other, net	723	615	1,433	1,019
Total noninterest income	4,787	3,941	9,364	8,183
Noninterest Expense
Salaries and employee benefits	11,973	11,839	24,325	22,530
Net occupancy expense	2,473	2,015	4,822	4,076
Marketing and advertising	319	459	772	889
Telephone, postage, and supplies	748	574	1,433	1,187
Deposit insurance premiums	419	203	833	481
Computer services	1,595	1,648	3,140	3,075
Loss (gain) on sale and impairment of REO	104	339	(42)	469
REO expense	205	378	446	522
Core deposit intangible amortization	681	618	1,400	1,268
Merger-related expenses	—	27	—	334
Other	2,658	2,380	5,127	4,780
Total noninterest expense	21,175	20,480	42,256	39,611
Income Before Income Taxes	8,842	3,876	16,919	10,124
Income Tax Expense	19,508	893	22,018	3,317
Net Income (Loss)	$(10,666)	$2,983	$(5,099)	$6,807
Per Share Data:
Net income (loss) per common share:
Basic	$(0.59)	$0.17	$(0.28)	$0.39
Diluted	$(0.59)	$0.17	$(0.28)	$0.39
Average shares outstanding:
Basic	17,975,883	16,900,387	17,971,439	16,893,775
Diluted	17,975,883	17,444,144	17,971,439	17,391,404
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net Income (Loss)	$(10,666)	$2,983	$(5,099)	$6,807
Other Comprehensive Income (Loss)
Unrealized holding losses on securities available for sale
Losses arising during the period	(1,009)	(2,955)	(859)	(3,540)
Deferred income tax benefit	303	1,005	258	1,203
Total other comprehensive loss	$(706)	$(1,950)	$(601)	$(2,337)
Comprehensive Income (Loss)	$(11,372)	$1,033	$(5,700)	$4,470
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2016	17,998,750	$180	$186,104	$179,813	$(8,464)	$2,343	$359,976
Net income	—	—	—	6,807	—	—	6,807
Granted restricted stock	2,000	—	—	—	—	—	—
Stock option expense	—	—	2,034	—	—	—	2,034
Restricted stock expense	—	—	758	—	—	—	758
ESOP shares allocated	—	—	273	—	265	—	538
Other comprehensive loss	—	—	—	—	—	(2,337)	(2,337)
Balance at December 31, 2016	18,000,750	$180	$189,169	$186,620	$(8,199)	$6	$367,776

Balance at June 30, 2017	18,967,875	$190	$213,459	$191,660	$(7,935)	$273	$397,647
Net loss	—	—	—	(5,099)	—	—	(5,099)
Cumulative-effect adjustment on the change in accounting for share-based payments	—	—	—	680	—	—	680
Forfeited restricted stock	(6,600)	—	—	—	—	—	—
Granted restricted stock	2,000	—	—	—	—	—	—
Exercised stock options	3,900	—	57	—	—	—	57
Stock option expense	—	—	1,209	—	—	—	1,209
Restricted stock expense	—	—	805	—	—	—	805
ESOP shares allocated	—	—	398	—	265	—	663
Other comprehensive loss	—	—	—	—	—	(601)	(601)
Balance at December 31, 2017	18,967,175	$190	$215,928	$187,241	$(7,670)	$(328)	$395,361
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Six Months Ended December 31,
	2017	2016
Operating Activities:
Net income (loss)	$(5,099)	$6,807
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,950	1,745
Deferred income tax expense	21,780	3,097
Net amortization and accretion	(2,567)	(3,505)
Gain from sale of premises and equipment	(164)	(385)
Loss (gain) on sale and impairment of REO	(42)	469
Gain on sale of loans held for sale	(1,555)	(1,444)
Origination of loans held for sale	(61,981)	(77,526)
Proceeds from sales of loans held for sale	62,071	79,755
Increase (decrease) in deferred loan fees, net	297	(397)
Increase in accrued interest receivable and other assets	(2,818)	(5,280)
Amortization of core deposit intangibles	1,400	1,268
BOLI income	(1,080)	(1,065)
ESOP compensation expense	663	538
Restricted stock and stock option expense	2,014	2,792
Decrease in other liabilities	(1,904)	(3,920)
Net cash provided by operating activities	12,965	2,949
Investing Activities:
Purchase of securities available for sale	—	(15,091)
Proceeds from maturities of securities available for sale	19,680	17,795
Net maturities (purchases) of commercial paper	(48,440)	50,928
Purchase of certificates of deposit in other banks	(12,619)	(24,708)
Maturities of certificates of deposit in other banks	44,544	36,073
Principal repayments of mortgage-backed securities	10,941	13,080
Net redemptions (purchases) of other investments	478	(2,855)
Net increase in loans	(65,808)	(121,236)
Purchase of BOLI	(69)	(110)
Proceeds from redemption of BOLI	146	—
Purchase of premises and equipment	(1,496)	(2,020)
Capital improvements to REO	(18)	—
Proceeds from sale of premises and equipment	923	395
Proceeds from sale of REO	2,151	1,169
Acquisition costs related to United Financial of North Carolina Inc.	—	(200)
Acquisition costs related to TriSummit Bancorp, Inc.	—	(16,074)
Net cash used in investing activities	(49,587)	(62,854)
Financing Activities:
Net increase (decrease) in deposits	59,757	(16,531)
Net increase (decrease) in other borrowings	(11,500)	69,000
Exercised stock options	57	—
Decrease in capital lease obligations	(12)	(11)
Net cash provided by financing activities	48,302	52,458
Net Increase (Decrease) in Cash and Cash Equivalents	11,680	(7,447)
Cash and Cash Equivalents at Beginning of Period	86,985	52,596
Cash and Cash Equivalents at End of Period	$98,665	$45,149

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
Supplemental Disclosures:	Six Months Ended December 31,
	2017	2016
Cash paid during the period for:
Interest	$6,788	$3,754
Income taxes	266	170
Noncash transactions:
Unrealized loss in value of securities available for sale, net of income taxes	(601)	(2,337)
Transfers of loans to REO	591	1,330
Cumulative-effect adjustment on the change in accounting for share-based payments	680	—
Payable related to the acquisition of United Financial Inc. of North Carolina	—	225
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2017 ("2017 Form 10-K") filed with the SEC on September 12, 2017. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2018.
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
United Financial of North Carolina, Inc.

On December 31, 2016, the Bank acquired United Financial of North Carolina, Inc. ("United Financial"), a municipal lease company headquartered in Fletcher, North Carolina that specializes in providing financing for fire departments and municipalities to purchase fire trucks and related equipment as well as to construct fire stations and other municipal buildings across the Carolinas and other southeastern states. United Financial underwrites and originates municipal leases and then sells them to HomeTrust and other financial institutions. Since January 1, 2017, United Financial has conducted business under the name United Financial, a division of HomeTrust Bank.

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the performing loans receivable purchased from TriSummit at January 1, 2017, the acquisition date:

Contractually required principal payments receivable	$255,852
Adjustment for credit, interest rate, and liquidity	5,489
Balance of purchased loans receivable	$250,363
The following table presents the PCI loans acquired from TriSummit at January 1, 2017, the acquisition date:

Contractually required principal and interest payments receivable	$11,474
Amounts not expected to be collected - nonaccretable difference	2,490
Estimated payments expected to be received	8,984
Accretable yield	1,288
Fair value of PCI loans	$7,696

4.	Securities Available for Sale
Securities available for sale consist of the following at the dates indicated:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$47,986	$84	$(377)	$47,693
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	81,675	244	(641)	81,278
Municipal Bonds	32,154	351	(82)	32,423
Corporate Bonds	6,216	83	(87)	6,212
Equity Securities	63	—	—	63
Total	$168,094	$762	$(1,187)	$167,669

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$65,947	$184	$(301)	$65,830
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	92,841	411	(281)	92,971
Municipal Bonds	34,135	403	(28)	34,510
Corporate Bonds	6,267	114	(88)	6,293
Equity Securities	63	—	—	63
Total	$199,253	$1,112	$(698)	$199,667
Debt securities available for sale by contractual maturity at the dates indicated are shown below. Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	December 31, 2017
	Amortized Cost	Estimated Fair Value
Due within one year	$12,260	$12,187
Due after one year through five years	54,404	54,153
Due after five years through ten years	10,243	10,483
Due after ten years	9,449	9,505
Mortgage-backed securities	81,675	81,278
Total	$168,031	$167,606

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company had no sales of securities available for sale during the three and six months ended December 31, 2017 and 2016. There were no gross realized gains or losses for the three and six months ended December 31, 2017 and 2016, respectively.

Securities available for sale with costs totaling $131,784 and $156,592 and market values of $131,337 and $154,264 at December 31, 2017 and June 30, 2017, respectively, were pledged as collateral to secure various public deposits and other borrowings.
The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017 and June 30, 2017 were as follows:

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$13,885	$(80)	$25,696	$(297)	$39,581	$(377)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	31,210	(285)	20,058	(356)	51,268	(641)
Municipal Bonds	11,616	(72)	1,068	(10)	12,684	(82)
Corporate Bonds	—	—	3,691	(87)	3,691	(87)
Total	$56,711	$(437)	$50,513	$(750)	$107,224	$(1,187)

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$46,767	$(222)	$6,921	$(79)	$53,688	$(301)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	42,921	(240)	3,970	(41)	46,891	(281)
Municipal Bonds	9,153	(28)	—	—	9,153	(28)
Corporate Bonds	3,734	(88)	—	—	3,734	(88)
Total	$102,575	$(578)	$10,891	$(120)	$113,466	$(698)
The total number of securities with unrealized losses at December 31, 2017, and June 30, 2017 were 164 and 136, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other-than-temporary impairment losses during the six months ended December 31, 2017 or the year ended June 30, 2017.
As a requirement for membership, the Bank invests in the stock of both the FHLB of Atlanta and the Federal Reserve Bank of Richmond ("FRB"). No ready market exists for these securities so carrying value approximates their fair value based on the redemption provisions of the FHLB of Atlanta and the FRB, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

5.	Loans
Loans consist of the following at the dates indicated:

	December 31, 2017	June 30, 2017
Retail consumer loans:
One-to-four family	$686,229	$684,089
HELOCs - originated	150,084	157,068
HELOCs - purchased	162,181	162,407
Construction and land/lots	60,805	50,136
Indirect auto finance	150,042	140,879
Consumer	9,699	7,900
Total retail consumer loans	1,219,040	1,202,479
Commercial loans:
Commercial real estate	786,381	730,408
Construction and development	185,921	197,966
Commercial and industrial	127,709	120,387
Municipal leases	100,205	101,175
Total commercial loans	1,200,216	1,149,936
Total loans	2,419,256	2,352,415
Deferred loan fees, net	(1,242)	(945)
Total loans, net of deferred loan fees	2,418,014	2,351,470
Allowance for loan losses	(21,090)	(21,151)
Loans, net	$2,396,924	$2,330,319
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.
The Company's total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2017
Retail consumer loans:
One-to-four family	$658,436	$4,783	$14,298	$1,132	$132	$678,781
HELOCs - originated	146,733	756	2,318	—	21	149,828
HELOCs - purchased	161,991	—	190	—	—	162,181
Construction and land/lots	59,496	389	409	—	—	60,294
Indirect auto finance	149,660	—	382	—	—	150,042
Consumer	9,656	10	20	1	9	9,696
Commercial loans:
Commercial real estate	760,262	7,584	5,809	—	—	773,655
Construction and development	179,946	714	2,829	—	—	183,489
Commercial and industrial	122,282	906	2,099	—	2	125,289
Municipal leases	99,798	309	98	—	—	100,205
Total loans	$2,348,260	$15,451	$28,452	$1,133	$164	$2,393,460

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2017
Retail consumer loans:
One-to-four family	$655,424	$4,715	$14,769	$1,101	$11	$676,020
HELOCs - originated	153,676	809	2,100	188	7	156,780
HELOCs - purchased	162,215	—	192	—	—	162,407
Construction and land/lots	48,728	479	341	60	—	49,608
Indirect auto finance	140,780	—	97	1	1	140,879
Consumer	7,828	12	34	—	8	7,882
Commercial loans:
Commercial real estate	700,060	5,847	7,118	—	—	713,025
Construction and development	192,025	992	2,320	—	—	195,337
Commercial and industrial	113,923	883	2,954	—	1	117,761
Municipal leases	99,811	1,258	106	—	—	101,175
Total loans	$2,274,470	$14,995	$30,031	$1,350	$28	$2,320,874
The Company's total PCI loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2017
Retail consumer loans:
One-to-four family	$2,827	$1,193	$3,427	$—	$1	$7,448
HELOCs - originated	256	—	—	—	—	256
Construction and land/lots	469	—	42	—	—	511
Consumer	3	—	—	—	—	3
Commercial loans:
Commercial real estate	6,627	1,579	4,520	—	—	12,726
Construction and development	326	—	2,106	—	—	2,432
Commercial and industrial	2,267	23	130	—	—	2,420
Total loans	$12,775	$2,795	$10,225	$—	$1	$25,796

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2017
Retail consumer loans:
One-to-four family	$3,115	$1,129	$3,615	$210	$—	$8,069
HELOCs - originated	258	—	30	—	—	288
Construction and land/lots	487	—	41	—	—	528
Consumer	4	14	—	—	—	18
Commercial loans:
Commercial real estate	8,909	2,299	6,175	—	—	17,383
Construction and development	338	—	2,291	—	—	2,629
Commercial and industrial	2,460	44	122	—	—	2,626
Total loans	$15,571	$3,486	$12,274	$210	$—	$31,541

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
December 31, 2017
Retail consumer loans:
One-to-four family	$4,730	$3,601	$8,331	$677,898	$686,229
HELOCs - originated	531	740	1,271	148,813	150,084
HELOCs - purchased	—	—	—	162,181	162,181
Construction and land/lots	164	133	297	60,508	60,805
Indirect auto finance	441	67	508	149,534	150,042
Consumer	7	4	11	9,688	9,699
Commercial loans:
Commercial real estate	341	2,854	3,195	783,186	786,381
Construction and development	831	2,062	2,893	183,028	185,921
Commercial and industrial	267	538	805	126,904	127,709
Municipal leases	—	—	—	100,205	100,205
Total loans	$7,312	$9,999	$17,311	$2,401,945	$2,419,256
The table above includes PCI loans of $797 30-89 days past due and $2,023 90 days or more past due as of December 31, 2017.

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2017
Retail consumer loans:
One-to-four family	$3,496	$3,990	$7,486	$676,603	$684,089
HELOCs - originated	1,037	274	1,311	155,757	157,068
HELOCs - purchased	—	—	—	162,407	162,407
Construction and land/lots	132	129	261	49,875	50,136
Indirect auto finance	96	—	96	140,783	140,879
Consumer	5	14	19	7,881	7,900
Commercial loans:
Commercial real estate	809	3,100	3,909	726,499	730,408
Construction and development	385	887	1,272	196,694	197,966
Commercial and industrial	37	831	868	119,519	120,387
Municipal leases	—	—	—	101,175	101,175
Total loans	$5,997	$9,225	$15,222	$2,337,193	$2,352,415
The table above includes PCI loans of $854 30-89 days past due and $4,211 90 days or more past due as of June 30, 2017.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	December 31, 2017		June 30, 2017
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$6,281	$—	$6,453	$—
HELOCs - originated	1,275	—	1,291	—
HELOCs - purchased	190	—	192	—
Construction and land/lots	315	—	245	—
Indirect auto finance	285	—	1	—
Consumer	21	—	29	—
Commercial loans:
Commercial real estate	2,808	—	2,756	—
Construction and development	2,569	—	1,766	—
Commercial and industrial	525	—	827	—
Municipal leases	98	—	106	—
Total loans	$14,367	$—	$13,666	$—
PCI loans totaling $4,596 at December 31, 2017 and $6,664 at June 30, 2017 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
Troubled debt restructurings ("TDRs") are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Additionally, all TDRs are considered impaired. The Company had no commitments to lend additional funds on these TDR loans at December 31, 2017.
The Company's loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	December 31, 2017	June 30, 2017
Performing TDRs included in impaired loans	$25,181	$27,043
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	Three Months Ended December 31, 2017				Three Months Ended December 31, 2016
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$1,197	$8,310	$12,490	$21,997	$356	$10,446	$10,149	$20,951
Provision for (recovery of) loan losses	(286)	162	124	—	(20)	(609)	629	—
Charge-offs	(345)	(378)	(349)	(1,072)	—	(155)	(67)	(222)
Recoveries	—	97	68	165	—	131	126	257
Balance at end of period	$566	$8,191	$12,333	$21,090	$336	$9,813	$10,837	$20,986

	Six Months Ended December 31, 2017				Six Months Ended December 31, 2016
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$727	$8,585	$11,839	$21,151	$361	$11,549	$9,382	$21,292
Provision for (recovery of) loan losses	184	(250)	66	—	(25)	(1,505)	1,530	—
Charge-offs	(345)	(528)	(363)	(1,236)	—	(574)	(675)	(1,249)
Recoveries	—	384	791	1,175	—	343	600	943
Balance at end of period	$566	$8,191	$12,333	$21,090	$336	$9,813	$10,837	$20,986

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total
December 31, 2017
Retail consumer loans:
One-to-four family	$135	$391	$3,587	$4,113	$7,448	$9,302	$669,479	$686,229
HELOCs - originated	—	21	1,311	1,332	256	462	149,366	150,084
HELOCs - purchased	—	—	791	791	—	—	162,181	162,181
Construction and land/lots	—	22	1,063	1,085	511	611	59,683	60,805
Indirect auto finance	—	—	940	940	—	—	150,042	150,042
Consumer	—	9	56	65	3	9	9,687	9,699
Commercial loans:
Commercial real estate	248	190	7,463	7,901	12,726	5,806	767,849	786,381
Construction and development	168	51	2,876	3,095	2,432	2,583	180,906	185,921
Commercial and industrial	15	91	1,197	1,303	2,420	1,060	124,229	127,709
Municipal leases	—	—	465	465	—	—	100,205	100,205
Total	$566	$775	$19,749	$21,090	$25,796	$19,833	$2,373,627	$2,419,256
June 30, 2017
Retail consumer loans:
One-to-four family	$28	$863	$3,585	$4,476	$8,069	$10,305	$665,715	$684,089
HELOCs - originated	—	44	1,340	1,384	288	12	156,768	157,068
HELOCs - purchased	—	—	838	838	—	—	162,407	162,407
Construction and land/lots	—	88	889	977	528	634	48,974	50,136
Indirect auto finance	—	1	880	881	—	1	140,878	140,879
Consumer	—	8	49	57	18	8	7,874	7,900
Commercial loans:
Commercial real estate	512	239	6,600	7,351	17,383	6,284	706,741	730,408
Construction and development	171	13	2,982	3,166	2,629	2,184	193,153	197,966
Commercial and industrial	16	287	1,221	1,524	2,626	1,514	116,247	120,387
Municipal leases	—	—	497	497	—	—	101,175	101,175
Total	$727	$1,543	$18,881	$21,151	$31,541	$20,942	$2,299,932	$2,352,415
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment With a Recorded Allowance	Recorded Investment With No Recorded Allowance	Total	Related Recorded Allowance
December 31, 2017
Retail consumer loans:
One-to-four family	$27,510	$18,013	$6,147	$24,160	$935
HELOCs - originated	3,826	2,046	554	2,600	63
HELOCs - purchased	190	190	—	190	1
Construction and land/lots	2,538	1,277	332	1,609	60
Indirect auto finance	354	257	28	285	1
Consumer	512	2	29	31	9
Commercial loans:
Commercial real estate	7,483	4,737	2,390	7,127	204
Construction and development	4,433	1,272	2,006	3,278	62
Commercial and industrial	6,280	1,339	50	1,389	93
Municipal leases	98	98	—	98	—
Total impaired loans	$53,224	$29,231	$11,536	$40,767	$1,428
June 30, 2017
Retail consumer loans:
One-to-four family	$28,469	$17,353	$7,773	$25,126	$881
HELOCs - originated	4,070	2,270	532	2,802	49
HELOCs - purchased	192	—	192	192	—
Construction and land/lots	2,817	1,310	468	1,778	88
Indirect auto finance	22	—	1	1	1
Consumer	552	15	27	42	8
Commercial loans:
Commercial real estate	8,307	4,721	3,186	7,907	253
Construction and development	3,768	1,024	1,617	2,641	16
Commercial and industrial	7,757	845	1,231	2,076	288
Municipal leases	400	106	294	400	—
Total impaired loans	$56,354	$27,644	$15,321	$42,965	$1,584
Impaired loans above excludes $4,596 at December 31, 2017 and $6,677 at June 30, 2017 in PCI loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. The June 30, 2017 balance in the preceding sentence was previously disclosed as $13,425. Based on further review, this amount was determined to be an error and was corrected during the quarter ended September 30, 2017. The error had no effect on the Company’s audited financial statements or other disclosures.
The table above includes $20,934 and $22,023, of impaired loans that were not individually evaluated at December 31, 2017 and June 30, 2017, respectively, because these loans did not meet the Company's threshold for individual impairment evaluation. The recorded allowance above includes $653 and $41 related to these loans that were not individually evaluated at December 31, 2017 and June 30, 2017, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's average recorded investment in impaired loans and interest income recognized on impaired loans for the three and six months ended December 31, 2017 and 2016 was as follows:

	Three Months Ended
	December 31, 2017		December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$24,519	$287	$26,673	$283
HELOCs - originated	2,750	31	2,544	33
HELOC - purchased	191	3	—	—
Construction and land/lots	1,588	27	1,594	38
Indirect auto finance	232	3	134	1
Consumer	33	4	32	5
Commercial loans:
Commercial real estate	7,184	77	7,673	63
Construction and development	2,973	31	2,530	31
Commercial and industrial	1,723	23	3,372	22
Municipal leases	102	6	408	—
Total loans	$41,295	$492	$44,960	$476

	Six Months Ended
	December 31, 2017		December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$24,721	$585	$26,356	$585
HELOCs - originated	2,767	61	2,755	65
HELOCs - purchased	191	7	—	—
Construction and land/lots	1,651	56	1,548	75
Indirect auto finance	155	9	96	3
Consumer	36	8	29	10
Commercial loans:
Commercial real estate	7,425	152	7,326	130
Construction and development	2,862	52	2,530	49
Commercial and industrial	1,841	42	3,624	58
Municipal leases	201	6	412	12
Total loans	$41,850	$978	$44,676	$987
A summary of changes in the accretable yield for PCI loans for the three and six months ended December 31, 2017 and 2016 was as follows:

	Three Months Ended
	December 31, 2017	December 31, 2016
Accretable yield, beginning of period	$6,698	$8,339
Reclass from nonaccretable yield (1)	77	185
Other changes, net (2)	80	(282)
Interest income	(634)	(723)
Accretable yield, end of period	$6,221	$7,519

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Six Months Ended
	December 31, 2017	December 31, 2016
Accretable yield, beginning of period	$7,080	$9,532
Reclass from nonaccretable yield (1)	278	1,072
Other changes, net (2)	107	(741)
Interest income	(1,244)	(2,344)
Accretable yield, end of period	$6,221	$7,519
______________________________________

(1)	Represents changes attributable to expected losses assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Other TDRs include TDRs that have a below market interest rate and extended payment terms. The Company does not typically forgive principal when restructuring troubled debt.
For the three and six months ended December 31, 2017 and 2016, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended December 31, 2017			Three Months Ended December 31, 2016
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Extended payment terms:
Retail consumer:
One-to-four family	3	$398	$395	1	$20	$20
HELOCs - originated	1	64	59	—	—	—
Construction and land/lots	1	36	36	1	280	280
Total	5	$498	$490	2	$300	$300
Other TDRs:
Retail consumer:
One-to-four family	6	$177	$176	5	$168	$171
Construction and land/lots	—	—	—	2	254	251
Indirect auto finance	1	19	6	—	—	—
Commercial:
Commercial & Industrial	—	—	—	1	24	24
Total	7	$196	$182	8	$446	$446
Total	12	$694	$672	10	$746	$746

	Six Months Ended December 31, 2017			Six Months Ended December 31, 2016
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Extended payment terms:
Retail consumer:
One-to-four family	3	$398	$395	3	$139	$137
HELOCs - originated	1	64	59	—	—	—
Construction and land/lots	1	36	36	1	280	280
Total	5	$498	$490	4	$419	$417
Other TDRs:
Retail consumer:
One-to-four family	15	$1,493	$1,481	8	$273	$275
HELOCs - originated	—	—	—	1	3	3
Construction and land/lots	—	—	—	2	254	251
Indirect auto finance	1	19	6	—	—	—
Commercial:
Commercial and industrial	—	—	—	1	24	24
Total	16	$1,512	$1,487	12	$554	$553
Total	21	$2,010	$1,977	16	$973	$970

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and six months ended December 31, 2017 and 2016:

	Three Months Ended December 31, 2017		Three Months Ended December 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Extended payment terms:
Retail consumer:
One-to-four family	1	$37	—	$—
Total	1	$37	—	$—
Other TDRs:
Retail consumer:
One-to-four family	3	$493	—	$—
Indirect auto finance	1	6	—	—
Commercial:
Commercial and industrial	—	—	4	1,277
Total	4	$499	4	$1,277
Total	5	$536	4	$1,277

	Six Months Ended December 31, 2017		Six Months Ended December 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Extended payment terms:
Retail consumer:
One-to-four family	1	$37	—	$—
Total	1	$37	—	$—
Other TDRs:
Retail consumer:
One-to-four family	3	$493	—	$—
Indirect auto finance	1	6	—	—
Commercial:
Commercial real estate	—	—	—	—
Commercial and industrial	—	—	4	1,277
Total	4	$499	4	$1,277
Total	5	$536	4	$1,277
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

6.	Real Estate Owned
The activity within REO for the periods shown is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Balance at beginning of period	$5,941	$5,715	$6,318	$5,956
Transfers from loans	339	1,025	591	1,330
Sales, net of gain or loss	(1,111)	(1,005)	(1,758)	(1,551)
Writedowns	(351)	(87)	(351)	(87)
Capital improvements	—	—	18	—
Balance at end of period	$4,818	$5,648	$4,818	$5,648
At December 31, 2017 and June 30, 2017, the Bank had $1,081 and $1,015 respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $2,268 and $2,230 at December 31, 2017 and June 30, 2017, respectively.
7. Income Taxes
Income tax expense consists of:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Current:
Federal	$92	$40	$230	$191
State	(3)	22	8	29
Total current expense	89	62	238	220
Deferred:
Federal	1,611	751	3,681	2,356
State	115	80	406	741
Adjustment due to the Tax Cuts and Jobs Act	17,693	—	17,693	—
Total deferred expense	19,419	831	21,780	3,097
Total income tax expense	$19,508	$893	$22,018	$3,317
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 28% and 34% for the periods ended December 31, 2017 and 2016, respectively, to pretax income from continuing operations before income taxes as a result of the following:

	Three Months Ended December 31,				Six Months Ended December 31,
	2017		2016		2017		2016
	$	Rate	$	Rate	$	Rate	$	Rate
Tax at federal income tax rate	$2,432	28%	$1,318	34%	$4,653	28%	$3,442	34%
Increase (decrease) resulting from:
Tax exempt income	(264)	(3)%	(340)	(9)%	(541)	(3)%	(712)	(7)%
Nondeductible merger expenses	1	—%	1	—%	1	—%	28	—%
Change in valuation allowance for deferred tax assets, allocated to income tax expense	(49)	(1)%	(65)	(2)%	(184)	(1)%	(264)	(3)%
State tax, net of federal benefit	81	1%	67	2%	204	1%	185	2%
Change in deferred tax assets due to North Carolina corporate tax rate decrease	—	—%	—	—%	133	1%	490	5%
Change in deferred tax assets due to the Tax Cuts and Jobs Act	17,693	200%	—	—%	17,693	105%	—	—%
Adjustment for prior quarter expense due to accrual at higher rate	(418)	(5)%	—	—%	—	—%	—	—%
Other	32	—%	(88)	(2)%	59	—%	148	1%
Total	$19,508	220%	$893	23%	$22,018	131%	$3,317	32%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2017 and June 30, 2017 are presented below:

	December 31, 2017	June 30, 2017
Deferred tax assets:
Alternative minimum tax credit	$4,637	$4,418
Allowance for loan losses	4,646	7,452
Deferred compensation and post-retirement benefits	9,672	16,055
Accrued vacation and sick leave	18	29
Impairments on real estate owned	877	1,337
Other than temporary impairment on investments	2,262	3,617
Net operating loss carryforward	11,109	21,443
Discount from business combination	3,056	3,645
Unrealized loss on securities held for sale	98	—
Stock compensation plans	2,154	2,884
Other	1,904	2,687
Total gross deferred tax assets	40,433	63,567
Less valuation allowance	(54)	(238)
Deferred tax assets	40,379	63,329
Deferred tax (liabilities):
Depreciable basis of fixed assets	(589)	(670)
Deferred loan fees	(406)	(493)
FHLB stock, book basis in excess of tax	(89)	(143)
Unrealized gain on securities available for sale	—	(152)
Other	(2,769)	(4,484)
Total gross deferred tax liabilities	(3,853)	(5,942)
Net deferred tax assets	$36,526	$57,387
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
The decrease in net deferred tax assets was driven by the enactment of the Tax Cuts and Jobs Act (the "Tax Act"), which among other things reduced the federal corporate tax rate to 21% effective January 1, 2018 requiring the Company to revalue net deferred tax assets. The resulting estimated $17.7 million deferred tax revaluation was reflected as an increase to the Company's income tax expense. In addition, our June 30 fiscal year end required the use of a blended rate as prescribed by the Internal Revenue Code. The blended federal rate of 27.5% was retroactively effective July 1, 2017 and will be used for the entire fiscal year ending June 30, 2018. As a result of this blended rate, income tax expense for the quarter ended December 31, 2017 includes approximately $418,000 in tax benefit from adjusting the federal income tax rate to 27.5% from 34% for the first quarter of the fiscal year. The estimated $17.7 million deferred tax revaluation includes provisional amounts where a reasonable estimate was made to comply with the Tax Act, which can be adjusted throughout the measurement period or up to one year. These provisional amounts include estimates related to the timing of potential reversals of various deferred tax assets and liabilities during fiscal year 2018 using the blended tax rate as described above. The Company will continue to update the provisional amounts as additional information becomes available and expects all adjustments to be finalized by the end of fiscal 2018.
The Company had federal net operating loss ("NOL") carry forwards of $52,655 and $62,041 as of December 31, 2017 and June 30, 2017, respectively, with a recorded tax benefit of $11,109 and $21,443 included in deferred tax assets. The majority of these NOLs will expire for federal tax purposes from 2024 through 2036.
The Company also adjusted its net deferred tax asset as a result of additional reductions in the North Carolina corporate income tax rates that were enacted July 23, 2013, and effective January 1, 2014 through 2017. The lower corporate income tax rate resulted in a reduction in the deferred tax assets as of December 31, 2017 and June 30, 2017 and an increase in income tax expense for the six months ended December 31, 2017 and 2016.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The valuation allowance for deferred tax assets as of December 31, 2017 and June 30, 2017 was $54 and $238, respectively. The net decrease in the total valuation allowance relates to North Carolina state income taxes due to limitations on state net operating loss carry forwards.
Retained earnings at December 31, 2017 and June 30, 2017 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2013.

8.	Net Income (Loss) per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share of common stock:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(10,666)	$2,983	$(5,099)	$6,807
Allocation of earnings to participating securities	—	(44)	—	(100)
Numerator for basic EPS - Net income (loss) available to common stockholders	$(10,666)	$2,939	$(5,099)	$6,707
Effect of dilutive securities:
Dilutive effect to participating securities	—	1	—	3
Numerator for diluted EPS	$(10,666)	$2,940	$(5,099)	$6,710
Denominator:
Weighted-average common shares outstanding - basic	17,975,883	16,900,387	17,971,439	16,893,775
Effect of dilutive shares	—	543,757	—	497,629
Weighted-average common shares outstanding - diluted	17,975,883	17,444,144	17,971,439	17,391,404
Net income (loss) per share - basic	$(0.59)	$0.17	$(0.28)	$0.39
Net income (loss) per share - diluted	$(0.59)	$0.17	$(0.28)	$0.39
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were no stock options that were anti-dilutive for the three months ended December 31, 2016. There were 46,500 stock options that were anti-dilutive for the six months ended December 31, 2016.

9.	Equity Incentive Plan
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
The table below presents share based compensation expense and the estimated related tax benefit for stock options and restricted stock for the three and six months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Share based compensation expense	$841	$2,053	$2,014	$2,792
Tax benefit	$235	$698	$564	$950

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents stock option activity for the six months ended December 31, 2017 and 2016:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2016	1,529,300	$14.50	6.8	$6,117
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at December 31, 2016	1,529,300	$14.50	6.3	$17,433
Exercisable at December 31, 2016	829,400	$14.40

Options outstanding at June 30, 2017	1,470,043	$15.22	5.8	$13,533
Exercised	3,900	14.37	—	—
Forfeited	24,700	14.43	—	—
Expired	43,273	23.82	—	—
Options outstanding at December 31, 2017	1,398,170	$14.97	5.4	$15,077
Exercisable at December 31, 2017	986,670	$14.43	5.2	$11,169
Non-vested at December 31, 2017	411,500	$16.25	6.0	$3,908

At December 31, 2017, the Company had $835 of unrecognized compensation expense related to 411,500 stock options originally scheduled to vest over five- and seven-year vesting periods.  The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 0.7 years at December 31, 2017. At December 31, 2016, the Company had $2,444 of unrecognized compensation expense related to 699,900 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 0.9 years at December 31, 2016.
The table below presents restricted stock award activity for the six months ended December 31, 2017 and 2016:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2016	248,750	$14.81	$4,602
Granted	2,000	19.02	—
Vested	—	—	—
Non-vested at December 31, 2016	250,750	$14.84	$6,494

Non-vested at June 30, 2017	185,630	$17.46	$4,780
Granted	2,000	23.05	—
Vested	400	19.02	—
Forfeited	6,600	14.37	—
Non-vested at December 31, 2017	180,630	$17.57	$4,651
At December 31, 2017, unrecognized compensation expense was $1,671 related to 180,630 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.1 years at December 31, 2017. At December 31, 2016, unrecognized compensation expense was $2,230 related to 250,750 shares of restricted stock scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.0 years at December 31, 2016.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

10.	Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At December 31, 2017 and June 30, 2017, respectively, loan commitments (excluding $123,262 and $158,380 of undisbursed portions of construction loans) totaled $54,720 and $43,730 of which $25,846 and $21,221 were variable rate commitments and $28,874 and $22,509 were fixed rate commitments. The fixed rate loans had interest rates ranging from 2.03% to 7.75% at December 31, 2017 and 1.95% to 6.25% at June 30, 2017, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $447,787 and $414,373 at December 31, 2017 and June 30, 2017, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, we enter into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these commitments was not material at December 31, 2017 or June 30, 2017.
The Company grants construction and permanent loans collateralized primarily by residential and commercial real estate to customers throughout its primary market area. In addition, the Company grants municipal leases to customers throughout North and South Carolina. The Company's loan portfolio can be affected by the general economic conditions within these market areas.
Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System. The daily average calculated cash reserve required as of December 31, 2017 and June 30, 2017 was $2,513, and $2,152, respectively, which was satisfied by vault cash and balances held at the FRB.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of December 31, 2017 and June 30, 2017 were $9,927 and $5,164, respectively. There was no liability recorded for these letters of credit at December 31, 2017 or June 30, 2017, respectively.
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

11.	Fair Value of Financial Instruments
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

	December 31, 2017
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$47,693	$—	$47,693	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	81,278	—	81,278	—
Municipal Bonds	32,423	—	32,423	—
Corporate Bonds	6,212	—	6,212	—
Equity Securities	63	—	63	—
Total	$167,669	$—	$167,669	$—

	June 30, 2017
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$65,830	$—	$65,830	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	92,971	—	92,971	—
Municipal Bonds	34,510	—	34,510	—
Corporate Bonds	6,293	—	6,293	—
Equity Securities	63	—	63	—
Total	$199,667	$—	$199,667	$—
There were no transfers between levels during the three or six months ended December 31, 2017.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$8,538	$—	$—	$8,538
REO	3,018	—	—	3,018
Total	$11,556	$—	$—	$11,556

	June 30, 2017
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$9,156	$—	$—	$9,156
REO	4,044	—	—	4,044
Total	$13,200	$—	$—	$13,200
Quantitative information about Level 3 fair value measurements during the period ended December 31, 2017 is shown in the table below:

	Fair Value at December 31, 2017	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$8,538	Discounted appraisals and discounted cash flows	Collateral discounts and discount spread	3% - 26% 1% - 4%	4%
REO	$3,018	Discounted appraisals	Collateral discounts	10% - 20%	13%
The stated carrying value and estimated fair value amounts of financial instruments as of December 31, 2017 and June 30, 2017, are summarized below:

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$98,665	$98,665	$98,665	$—	$—
Commercial paper	199,722	199,722	199,722	—	—
Certificates of deposit in other banks	100,349	100,349	—	100,349	—
Securities available for sale	167,669	167,669	—	167,669	$—
Loans, net	2,396,924	2,312,758	—	—	2,312,758
Loans held for sale	7,072	7,213	—	—	7,213
FHLB stock	31,582	31,582	31,582	—	—
FRB stock	7,295	7,295	7,295	—	—
Accrued interest receivable	9,371	9,371	—	1,268	8,103
Noninterest-bearing and NOW deposits	803,161	803,161	—	803,161	—
Money market accounts	638,259	638,259	—	638,259	—
Savings accounts	224,732	224,732	—	224,732	—
Certificates of deposit	442,056	437,304	—	437,304	—
Borrowings	685,000	684,852	—	684,852	—
Accrued interest payable	655	655	—	655	—

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
The Company had off-balance sheet financial commitments, which included approximately $625,769 and $616,483 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at December 31, 2017 and June 30, 2017, respectively (see Note 10). Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of December 31, 2017 and June 30, 2017. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would," and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Board of Governors of the Federal Reserve System (“Federal Reserve”), the North Carolina Office of the Commissioner of Banks (“NCCOB”), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), changes in laws or regulations, changes in regulatory policies and principles or the application or interpretation of laws and regulations by regulatory agencies and tax authorities, including changes in deferred tax asset and liability activity, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; management's assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"); changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including our 2017 Form 10-K.
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
In recent years, we have expanded our geographic footprint into seven additional markets through strategic acquisitions as well as three de novo commercial loan offices. Looking forward, we believe opportunities currently exist within our market areas to grow our franchise. We anticipate organic growth as the local economy and loan demand strengthens, through our marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions occurring in our market areas. We may also seek to expand our franchise through the selective acquisition of individual branches, loan purchases and, to a lesser degree, whole bank transactions that meet our investment and market objectives. We will continue to be disciplined as it pertains to future expansion focusing primarily on organic growth in our current market areas.
On January 1, 2017, the Company completed its acquisition of TriSummit pursuant to an Agreement and Plan of Merger, dated as of September 20, 2016, under which TriSummit merged with and into HomeTrust with HomeTrust as the surviving corporation in the Merger. Immediately following the Merger, TriSummit's wholly owned subsidiary bank, TriSummit Bank, merged with and into the Bank. See Note 3 of the Notes to Consolidated Financial Statements under Item 1 of this report for more details on the Merger.
On August 1, 2017, the Company opened a commercial loan production office in Greensboro, North Carolina.
At December 31, 2017, we had 43 locations in North Carolina (including the Asheville metropolitan area, Greensboro/"Piedmont" region, Charlotte, and Raleigh), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Critical Accounting Policies and Estimates
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) business combinations and acquired loans, (iii) the valuation of REO, (iv) the valuation of goodwill and other intangible assets, and (v) the valuation of or recognition of deferred tax assets and liabilities. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2017 Form 10-K. There have not been any material changes in the Company's critical accounting policies and estimates during the six months ended December 31, 2017 as compared to the disclosure contained in the Company's 2017 Form 10-K, with the exception of the revaluation of net deferred tax assets related to the Tax Act. For more information on the revaluation, see Note 7 of the Notes to Consolidated Financial Statements under Item 1 of this report.
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
Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report contains certain non-GAAP financial measures, which include: tangible book value per share; tangible equity to tangible assets ratio; net interest income and net interest margin as adjusted to exclude additional FHLB borrowings and proceeds from such borrowings; net income, earnings per share ("EPS"), return on assets ("ROA"), and return on equity ("ROE") excluding merger-related expenses, certain state tax expense, adjustments for the change in federal tax law, and gain from the sale of premises and equipment; and the ratio of the allowance for loan losses to total loans excluding acquired loans. Management elected to utilize short-term FHLB borrowings beginning in November 2014 as part of a leverage strategy to increase net interest income. The Company believes that showing the effects of these borrowings on net interest income and net interest margin is useful to both management and investors as these measures are commonly used to measure financial institution's performance and against peers.

Management has presented the non-GAAP financial measures in this discussion and analysis excluding merger-related expenses, certain state tax expense, adjustments for the change in federal tax law, and gain from the sale of premises because it believes excluding these items is more indicative of and provides useful and comparative information to assess trends in our core operations while facilitating comparison of the quality and composition of the Company’s earnings over time and in comparison to its competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Six Months Ended December 31, 2017 and 2016” for more detailed information about our financial performance.
Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

	As of
	December 31,	June 30,	December 31,
(Dollars in thousands, except per share data)	2017	2017	2016
Total stockholders' equity	$395,361	$397,647	$367,776
Less: goodwill, core deposit intangibles, net of taxes	30,083	30,157	16,795
Tangible book value (1)	$365,278	$367,490	$350,981
Common shares outstanding	18,967,175	18,967,875	18,000,750
Tangible book value per share	$19.26	$19.37	$19.50
Book value per share	$20.84	$20.96	$20.43
_________________________________________________________________

(1)	Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
	December 31,	June 30,	December 31,
(Dollars in thousands)	2017	2017	2016
Tangible book value(1)	$365,278	$367,490	$350,981
Total assets	3,250,588	3,206,533	2,774,240
Less: goodwill, core deposit intangibles, net of taxes	30,083	30,157	16,795
Total tangible assets(2)	$3,220,505	$3,176,376	$2,757,445
Tangible equity to tangible assets	11.34%	11.57%	12.73%
_________________________________________________________________

(1)	Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

(2)	Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of net interest income and net interest margin as adjusted to exclude additional FHLB borrowings and proceeds from such borrowings:

	Three Months Ended December 31,
	2017			2016
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets (1)	$2,974,198	$29,226	3.93%	$2,521,311	$22,636	3.59%
Less: Interest-earning assets funded by additional FHLB borrowings (2)	255,000	1,056	1.66%	340,000	908	1.07%
Interest-earning assets - adjusted	$2,719,198	$28,170	4.14%	$2,181,311	$21,728	3.98%

Interest-bearing liabilities	$2,469,855	$3,618	0.58%	$2,088,325	$1,648	0.31%
Additional FHLB borrowings	255,000	782	1.23%	340,000	378	0.44%
Interest-bearing liabilities - adjusted	$2,214,855	$2,836	0.51%	$1,748,325	$1,270	0.29%

Tax equivalent net interest income and net interest margin		$25,608	3.44%		$20,988	3.33%
Tax equivalent net interest income and net interest margin - adjusted		25,334	3.73%		20,458	3.75%
Difference		$274	(0.29)%		$530	(0.42)%

	Six Months Ended December 31,
	2017			2016
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets (1)	$2,946,607	$57,508	3.90%	$2,524,362	$46,017	3.65%
Less: Interest-earning assets funded by additional FHLB borrowings (2)	250,000	2,024	1.62%	367,500	1,907	1.04%
Interest-earning assets - adjusted	$2,696,607	$55,484	4.12%	$2,156,862	$44,110	4.20%

Interest-bearing liabilities	$2,444,457	$6,933	0.56%	$2,093,127	$3,302	0.31%
Less: Additional FHLB borrowings	250,000	1,505	1.20%	367,500	788	0.43%
Interest-bearing liabilities - adjusted	$2,194,457	$5,428	0.49%	$1,725,627	$2,514	0.29%

Tax equivalent net interest income and net interest margin		$50,575	3.43%		$42,715	3.38%
Tax equivalent net interest income and net interest margin - adjusted		50,056	3.71%		41,596	3.86%
Difference		$519	(0.28)%		$1,119	(0.48)%

_________________________________________________________________________________

(1)
Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $378 and $573 for the three months ended December 31, 2017 and 2016, respectively, calculated based on a combined federal and state tax rate of 30% and 37%, respectively. Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $764 and $1,163 for the six months ended December 31, 2017 and 2016, respectively, calculated based on a combined federal and state tax rate of 30% and 37%, respectively.

(2)	Proceeds from the additional borrowings were invested in various interest-earning assets including: deposits with the FRB, FHLB stock, certificates of deposit in other banks, and commercial paper.

Set forth below is a reconciliation to GAAP net income (loss), EPS, ROA, and ROE as adjusted to exclude merger-related expenses, certain state tax expense, adjustments for the change in federal tax law, and gain from the sale of premises and equipment:

	Three Months Ended		Six months ended
(Dollars in thousands, except per share data)	December 31,		December 31,
	2017	2016	2017	2016
Merger-related expenses	$—	$27	$—	$334
State tax expense adjustment (1)	—	—	133	490
Change in federal tax law adjustment (2)	17,693	—	17,693	—
Gain from sale of premises and equipment	—	—	(164)	(385)
Total adjustments	17,693	27	17,662	439
Tax effect (3)	—	(10)	49	49
Total adjustments, net of tax	17,693	17	17,711	488

Net income (loss) (GAAP)	(10,666)	2,983	(5,099)	6,807

Net income (non-GAAP)	$7,027	$3,000	$12,612	$7,295

Per Share Data
Average shares outstanding - basic	17,975,883	16,900,387	17,971,439	16,893,775
Average shares outstanding - diluted	17,975,883	17,444,144	17,971,439	17,391,404
Average shares outstanding - diluted (adjusted) (4)	18,689,894	17,444,144	18,655,048	17,391,404

Basic EPS
EPS (GAAP)	$(0.59)	$0.17	$(0.28)	$0.39
Non-GAAP adjustment	0.98	0.01	0.98	0.04
EPS (non-GAAP)	$0.39	$0.18	$0.70	$0.43

Diluted EPS
EPS (GAAP)	$(0.59)	$0.17	$(0.28)	$0.39
Non-GAAP adjustment	0.97	—	0.96	0.04
EPS (non-GAAP)	$0.38	$0.17	$0.68	$0.43

Average Balances
Average assets	$3,249,632	$2,765,047	$3,223,758	$2,764,985
Average equity	405,993	365,740	403,708	364,018

ROA
ROA (GAAP)	(1.31)%	0.43%	(0.32)%	0.49%
Non-GAAP adjustment	2.17%	—%	1.10%	0.04%
ROA (non-GAAP)	0.86%	0.43%	0.78%	0.53%

ROE
ROE (GAAP)	(10.51)%	3.26%	(2.53)%	3.74%
Non-GAAP adjustment	17.43%	0.02%	8.78%	0.27%
ROE (non-GAAP)	6.92%	3.28%	6.25%	4.01%
________________________________________________________________________

(1)	State tax adjustment is a result of a decrease in value of our deferred tax assets stemming from recent decreases in North Carolina's corporate tax rate.

(2)	Revaluation of net deferred tax assets due to the Tax Cuts and Jobs Act.

(3)	Tax amounts have been adjusted for certain nondeductible merger-related expenses.

(4)
Average shares outstanding - diluted were adjusted for the three and six months ended December 31, 2017 to include potentially dilutive shares not considered due to the corresponding net losses under GAAP.

Set forth below is a reconciliation to GAAP of the allowance for loan losses to total loans and the allowance for loan losses as adjusted to exclude acquired loans:

	As of
(Dollars in thousands)	December 31,	June 30,	December 31,
	2017	2017	2016
Total gross loans receivable (GAAP)	$2,419,256	$2,352,415	$1,955,629
Less: acquired loans	311,508	374,538	169,234
Adjusted gross loans (non-GAAP)	$2,107,748	$1,977,877	$1,786,395

Allowance for loan losses (GAAP)	$21,090	$21,151	$20,986
Less: allowance for loan losses on acquired loans	566	727	336
Adjusted allowance for loan losses (non-GAAP)	$20,524	$20,424	$20,650
Adjusted allowance for loan losses / Adjusted gross loans (non-GAAP)	0.97%	1.03%	1.16%

Comparison of Financial Condition at December 31, 2017 and June 30, 2017
General.  Total assets increased $44.0 million, or 1.4% to $3.3 billion at December 31, 2017 from $3.2 billion at June 30, 2017. Total liabilities increased $46.3 million, or 1.6% to $2.9 billion at December 31, 2017 from $2.8 billion at June 30, 2017. Deposit growth of $59.8 million, or 2.9% and the cumulative decrease of $63.9 million, or 19.3% in certificates of deposit in other banks and securities available for sale during the first six months of fiscal 2018 were used to partially fund the $66.5 million, or 2.8% increase in total loans, the $49.9 million, or 33.3% increase in commercial paper, and reduce borrowings by $11.5 million, or 1.7%. We continue to utilize our leveraging strategy, where designated short-term FHLB borrowings are invested in various short-term liquid assets to generate additional net interest income, as well as the required purchase of additional FHLB stock which generates increased dividend income.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents increased $11.7 million, or 13.4%, to $98.7 million at December 31, 2017 from $87.0 million at June 30, 2017 mainly due to additional funds held at the Federal Reserve Bank. In conjunction with our leveraging strategy, we purchase commercial paper to take advantage of higher returns with relatively low risk while remaining highly liquid. The commercial paper balance increased $49.9 million, or 33.3% to $199.7 million at December 31, 2017 from $149.9 million at June 30, 2017.
Investments.  Securities available for sale decreased $32.0 million, or 16.0%, to $167.7 million at December 31, 2017 from $199.7 million at June 30, 2017. During the six months ended December 31, 2017, $19.7 million of securities matured and $10.9 million of principal payments were received. At December 31, 2017, certificates of deposit in other banks decreased $32.0 million, or 24.1% to $100.3 million compared to $132.3 million at June 30, 2017. The decrease in certificates of deposit in other banks was due to $44.5 million in maturities partially offset by $12.6 million in purchases. All certificates of deposit in other banks are fully insured by the FDIC. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We did not believe that there were any other-than-temporary impairments at December 31, 2017; therefore, no impairment losses were recorded during the first six months of fiscal 2018. Other investments at cost at December 31, 2017 included FRB and FHLB stock totaling $7.3 million and $31.6 million, respectively. In total, other investments decreased $478,000, or 1.2% from June 30, 2017 as a result of required redemptions of FHLB stock due to reductions in our FHLB borrowings.
Loans held for sale. Loans held for sale increased $1.5 million, or 26.1% at December 31, 2017 to $7.1 million from $5.6 million at June 30, 2017. The increase was driven by volume increases as a result of expanding our mortgage operations into our newer market areas and adding additional seasoned loan officers.
Loans.  Net loans receivable increased $66.6 million, or 2.9%, at December 31, 2017 to $2.4 billion from June 30, 2017 primarily due to $66.8 million of organic loan growth.
For the six-month period ended December 31, 2017, retail loan portfolio originations increased $16.2 million, or 11.0% to $163.7 million from $147.5 million, compared to the same period in the previous year. For the six-month period ended December 31, 2017, commercial loan portfolio originations increased $68.2 million, or 30.2% to $294.0 million, from $225.8 million, compared to the same period in the previous year. For the quarter ended December 31, 2017, organic net loan growth, which excludes loans acquired through acquisitions and purchases of HELOCs, was $66.8 million or 6.1% annualized.

Retail consumer and commercial loans consist of the following at the dates indicated:

	As of				Percent of total
	December 31,	June 30,	Change		December 31,	June 30,
(Dollars in thousands)	2017	2017	$	%	2017	2017
Retail consumer loans:
One-to-four family	$686,229	$684,089	$2,140	0.3%	28.4%	29.1%
HELOCs - originated	150,084	157,068	(6,984)	(4.4)	6.2	6.7
HELOCs - purchased	162,181	162,407	(226)	(0.1)	6.7	6.9
Construction and land/lots	60,805	50,136	10,669	21.3	2.5	2.1
Indirect auto finance	150,042	140,879	9,163	6.5	6.2	6.0
Consumer	9,699	7,900	1,799	22.8	0.4	0.3
Total retail consumer loans	1,219,040	1,202,479	16,561	1.4	50.4	51.1
Commercial loans:
Commercial real estate	786,381	730,408	55,973	7.7	32.5	31.0
Construction and development	185,921	197,966	(12,045)	(6.1)	7.7	8.4
Commercial and industrial	127,709	120,387	7,322	6.1	5.3	5.1
Municipal leases	100,205	101,175	(970)	(1.0)	4.1	4.3
Total commercial loans	1,200,216	1,149,936	50,280	4.4	49.6	48.9
Total loans	$2,419,256	$2,352,415	$66,841	2.8%	100.0%	100.0%
Recently, our expansion into larger metro markets as well as in-market acquisitions combined with improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory in certain markets have led to us significantly increasing originations of construction loans for properties located in our market areas. We have hired experienced commercial real estate relationship managers, credit officers, and developed a construction risk management group to better manage construction risk, as part of our efforts to grow the construction portfolio. We will continue to take a disciplined approach in our construction and land development lending by concentrating our efforts on smaller one-to-four residential loans to builders known to us and developers of commercial real estate and multifamily properties with proven success in this type of construction. At December 31, 2017, construction and land/lots totaled $60.8 million including $46.4 million of one-to-four family construction loans that will roll over to permanent loans upon completion of the construction period, excluding unfunded loan commitments of $59.3 million. Total construction and development loans at December 31, 2017, were $185.9 million, excluding unfunded loan commitments of $123.3 million, of which $69.5 million was for non-residential commercial real estate construction, $65.0 million was for land development, $39.6 million was for speculative construction of single family properties, and $11.8 million was for multi-family construction. Undisbursed construction and development loan commitments at December 31, 2017 included $80.9 million of commercial real estate projects, multi-family residential projects of $8.7 million and $33.7 million for the speculative construction of one- to four-family residential properties.
Asset Quality. Our overall asset quality metrics continue to demonstrate our commitment to growing and maintaining a loan portfolio with a moderate risk profile. Nonperforming assets decreased $800,000 to $19.2 million, or 0.59% of total assets, at December 31, 2017 from $20.0 million at June 30, 2017. Nonperforming assets included $14.4 million in nonaccruing loans and $4.8 million in REO at December 31, 2017, compared to $13.7 million and $6.3 million, in nonaccruing loans and REO respectively, at June 30, 2017. Included in nonperforming loans are $4.8 million of loans restructured from their original terms of which $2.1 million were current with respect to their modified payment terms. The increase in nonaccruing loans was primarily due to one construction and development relationship totaling $771,000, partially offset by loans returning to performing status as payment history and the borrower's financial status improved. At December 31, 2017, $4.6 million, or 32.1%, of nonaccruing loans were current on their loan payments. Purchased credit impaired loans aggregating $4.6 million were excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. Nonperforming loans to total loans was 0.59% at December 31, 2017 compared to 0.58% at June 30, 2017.
The ratio of classified assets to total assets decreased to 1.39% at December 31, 2017 from 1.57% at June 30, 2017. Classified assets decreased 10.8% to $44.8 million at December 31, 2017 compared to $50.2 million at June 30, 2017 primarily due to payoffs of two commercial real estate loans totaling $1.6 million and the decrease in REO of $1.5 million. Delinquent loans (loans delinquent 30 days or more) increased to $17.3 million at December 31, 2017, from $15.2 million at June 30, 2017 primarily due to one construction and development loan relationship in the 90+ day category and one-to-four family loans in the 30-60 day category.
As of December 31, 2017, we had identified $40.8 million of impaired loans compared to $43.0 million at June 30, 2017. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. As of December 31, 2017, there were $19.8 million loans individually evaluated for impairment and $21.0 million were collectively evaluated. For more information on these impaired loans, see Note 5 of the Notes to Consolidated Financial Statements under Item 1 of this report.
Allowance for loan losses.  We establish an allowance for loan losses by charging amounts to the loan loss provision at a level required to reflect estimated credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current risk factors specifically related to each loan type.
The allowance for loan losses was $21.1 million, or 0.87% of total loans, at December 31, 2017 compared to $21.2 million, or 0.90% of total loans, at June 30, 2017. The allowance for loan losses to gross loans excluding acquired loans was 0.97% at December 31, 2017, compared to 1.03% at June 30, 2017. Loans acquired from acquisitions are recorded at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these acquired loans unless the credit quality deteriorates further subsequent to the acquisition. The allowance for our acquired loans at December 31, 2017 was $566,000 compared to $727,000 at June 30, 2017.
There was no provision for loan loss during the three and six months ended December 31, 2017 and December 31, 2016 as the allowance for loan losses required by our loan growth was offset by continued improvements in our asset quality. Net loan charge offs totaled $907,000 for the three months ended December 31, 2017 compared to net recoveries of $35,000 for the same period during the prior fiscal year. Net charge offs totaled $61,000 for the six months ended December 31, 2017 compared to $306,000 for the same period during the prior fiscal year. Net charge offs as a percentage of average loans increased to 0.15% for the three months ended December 31, 2017 from net recoveries of (0.01)% for the same period last fiscal year. Net charge offs as a percentage of average loans decreased to 0.01% compared to 0.03% for the same period last fiscal year.
The allowance as a percentage of nonaccruing loans decreased to 146.79% at December 31, 2017 from 154.77% at June 30, 2017.
We believe that the allowance for loan losses as of December 31, 2017 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Real estate owned. REO decreased $1.5 million, to $4.8 million at December 31, 2017 primarily due to $2.2 million in REO sales during the period, partially offset by $591,000 in properties transferred to REO and a gain on sale of REO of $393,000 during the period. The total balance of REO at December 31, 2017 included $1.9 million in land, construction and development projects (both residential and commercial), $1.8 million in commercial real estate, and $1.1 million in single-family homes.
Deferred income taxes. Deferred income taxes decreased $20.9 million, or 36.4%, to $36.5 million at December 31, 2017 from $57.4 million at June 30, 2017. The decrease was primarily driven by the previously mentioned revaluation as a result of the Tax Act, the realization of net operating losses through increases in taxable income, and to a lesser extent, the revaluation of deferred tax assets relating to a change in North Carolina's corporate tax rate, as discussed below.
Goodwill. Goodwill remained at $25.6 million at December 31, 2017 and June 30, 2017.
Deposits.  Deposits increased $59.8 million, or 2.9%, to $2.1 billion at December 31, 2017 as compared to $2.0 billion at June 30, 2017. The increase was primarily due to an increase of $79.8 million in our core deposits (which excludes certificates of deposit) as a result of recent deposit gathering initiatives, which were partially offset by a $20.1 million managed run off in our higher costing certificates of deposit and brokered deposits by competing less aggressively for time deposits.
The following table sets forth our deposits by type of deposit account as of the dates indicated:

	As of				Percent of total
	December 31,	June 30,	Change		December 31,	June 30,
(Dollars in thousands)	2017	2017	$	%	2017	2017
Core deposits:
Noninterest-bearing accounts	$313,493	$310,172	3,321	1.1%	14.9%	15.1%
NOW accounts	489,668	469,377	20,291	4.3%	23.2%	22.9%
Money market accounts	638,259	569,607	68,652	12.1%	30.3%	27.8%
Savings accounts	224,732	237,149	(12,417)	(5.2)%	10.7%	11.6%
Core deposits	1,666,152	1,586,305	79,847	5.0%	79.0%	77.4%
Certificates of deposit	442,056	462,146	(20,090)	(4.3)%	21.0%	22.6%
Total	$2,108,208	$2,048,451	59,757	2.9%	100.0%	100.0%
Borrowings.  Borrowings decreased to $685.0 million at December 31, 2017 from $696.5 million at June 30, 2017. A total of $585.0 million of these FHLB advances have maturities of less than 90 days with a weighted average interest rate of 1.34% at December 31, 2017.

Equity.  Stockholders' equity at December 31, 2017 decreased to $395.4 million from $397.6 million at June 30, 2017. The decrease was primarily driven by $5.1 million in net losses due to the deferred tax revaluation, and a $601,000 decrease in other comprehensive income, partially offset by $2.0 million representing stock-based compensation, and $680,000 in a cumulative adjustment for the adoption of Accounting Standard Update 2016-09, "Improvements to Employee Share-Based Payment Accounting."

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

	For the Three Months Ended December 31,
	2017			2016
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable(1)	$2,406,014	$26,518	4.41%	$1,910,134	$20,444	4.28%
Deposits in other financial institutions	151,197	517	1.37%	178,119	478	1.07%
Investment securities	175,039	903	2.06%	188,023	862	1.83%
Other interest-earning assets(3)	241,948	1,288	2.13%	245,035	852	1.39%
Total interest-earning assets	2,974,198	29,226	3.93%	2,521,311	22,636	3.59%
Other assets	275,434			243,736
Total assets	3,249,632			2,765,047
Liabilities and equity:
Interest-bearing deposits:
Interest-bearing checking accounts	471,474	236	0.20%	405,340	172	0.17%
Money market accounts	644,928	585	0.36%	518,095	351	0.27%
Savings accounts	227,933	76	0.13%	210,223	70	0.13%
Certificate accounts	448,507	644	0.57%	408,314	448	0.44%
Total interest-bearing deposits	1,792,842	1,541	0.33%	1,541,972	1,041	0.28%
Borrowings	677,013	2,077	1.22%	546,353	607	0.44%
Total interest-bearing liabilities	2,469,855	3,618	0.58%	2,088,325	1,648	0.31%
Noninterest-bearing deposits	307,934			250,914
Other liabilities	65,850			60,068
Total liabilities	2,843,639			2,399,307
Stockholders' equity	405,993			365,740
Total liabilities and stockholders' equity	$3,249,632			$2,765,047

Net earning assets	$504,343			$432,986
Average interest-earning assets to
average interest-bearing liabilities	120.42%			120.73%
Tax-equivalent:
Net interest income		$25,608			$20,988
Interest rate spread			3.35%			3.28%
Net interest margin(4)			3.44%			3.33%
Non-tax-equivalent:
Net interest income		$25,230			$20,415
Interest rate spread			3.30%			3.18%
Net interest margin(4)			3.39%			3.24%
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $378,000 and $573,000 for the three months ended December 31, 2017 and 2016, respectively, calculated based on a combined federal and state tax rate of 30% and 37%, respectively.
(3) The average other interest-earning assets consists of FRB stock, FHLB stock, and commercial paper. See Comparison of Results of Operation for the Three Months Ended December 31, 2017 for discussion of our leveraging strategy.
(4) Net interest income divided by average interest-earning assets.

	For the Six Months Ended December 31,
	2017			2016
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable(1)	$2,383,768	$52,154	4.38%	$1,879,110	$41,515	4.42%
Deposits in other financial institutions	155,175	1,053	1.36%	184,918	974	1.05%
Investment securities	182,479	1,875	2.06%	192,456	1,742	1.81%
Other interest-earning assets(3)	225,185	2,426	2.15%	267,878	1,786	1.33%
Total interest-earning assets	2,946,607	57,508	3.90%	2,524,362	46,017	3.65%
Other assets	277,151			240,623
Total assets	$3,223,758			$2,764,985
Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	467,201	452	0.19%	404,581	345	0.17%
Money market accounts	625,095	1,062	0.34%	518,672	698	0.27%
Savings accounts	230,436	153	0.13%	210,201	140	0.13%
Certificate accounts	449,173	1,220	0.54%	419,552	957	0.46%
Total interest-bearing deposits	1,771,905	2,887	0.33%	1,553,006	2,140	0.27%
Borrowings	672,552	4,046	1.20%	540,121	1,162	0.43%
Total interest-bearing liabilities	2,444,457	6,933	0.56%	2,093,127	3,302	0.31%
Noninterest-bearing deposits	309,265			246,212
Other liabilities	66,328			61,628
Total liabilities	2,820,050			2,400,967
Stockholders' equity	403,708			364,018
Total liabilities and stockholders' equity	$3,223,758			$2,764,985

Net earning assets	$502,150			$431,235
Average interest-earning assets to
average interest-bearing liabilities	120.54%			120.60%
Tax-equivalent:
Net interest income		$50,575			$42,715
Interest rate spread			3.34%			3.34%
Net interest margin(4)			3.43%			3.38%
Non-tax-equivalent:
Net interest income		$49,811			$41,552
Interest rate spread			3.29%			3.24%
Net interest margin(4)			3.38%			3.29%
__________________
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $764,000 and $1,163,000 for the six months ended December 31, 2017 and 2016, respectively, calculated based on a combined federal and state tax rate of 30% and 37%, respectively.
(3) The average other interest-earning assets consists of FRB stock, FHLB stock, and commercial paper. See Comparison of Results of Operation for the Six Months Ended December 31, 2017 for discussion of our leveraging strategy.
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

	Three Months Ended December 31, 2017
	Compared to
	Three Months Ended December 31, 2016
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$5,306	$768	$6,074
Deposits in other financial institutions	(72)	111	39
Investment securities	(60)	101	41
Other interest-earning assets	(11)	447	436
Total interest-earning assets	$5,163	$1,427	$6,590
Interest-bearing liabilities:
Interest-bearing checking accounts	$29	$35	$64
Money market accounts	85	149	234
Savings accounts	6	—	6
Certificate accounts	44	152	196
Borrowings	145	1,325	1,470
Total interest-bearing liabilities	309	1,661	1,970
Net increase (decrease) in tax equivalent interest income	$4,854	$(234)	$4,620

	Six Months Ended December 31, 2017
	Compared to
	Six Months Ended December 31, 2016
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$11,151	$(512)	$10,639
Deposits in other financial institutions	(156)	235	79
Investment securities	(90)	223	133
Other interest-earning assets	(285)	925	640
Total interest-earning assets	10,620	871	11,491
Interest-bearing liabilities:
Interest-bearing checking accounts	$54	$53	$107
Money market accounts	143	221	364
Savings accounts	13	—	13
Certificate accounts	68	195	263
Borrowings	285	2,599	2,884
Total interest-bearing liabilities	563	3,068	3,631
Net increase (decrease) in tax equivalent interest income	$10,057	$(2,197)	$7,860
_____________
(1) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $378,000 and $573,000 for the three months ended December 31, 2017 and 2016, respectively, calculated based on a combined federal and state tax rate of 30% and 37%. Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $764,000 and $1,163,000 for the six months ended December 31, 2017 and 2016, respectively, calculated based on a combined federal and state tax rate of 30% and 37%.

Comparison of Results of Operation for the Three Months Ended December 31, 2017 and 2016
General.  During the three months ended December 31, 2017, we had a net loss of $10.7 million, driven by an estimated $17.7 million deferred tax revaluation resulting from enactment of the Tax Cuts and Jobs Act (the "Tax Act”), compared to net income of $3.0 million for the three months ended December 31, 2016. The Company's diluted loss per share was $0.59 for the three months ended December 31, 2017 compared to earning per share of $0.17 for the same period in fiscal 2017. The Tax Act, among other things, reduced the federal corporate tax rate to 21% effective January 1, 2018 requiring the Company to revalue net deferred tax assets. The resulting estimated $17.7 million deferred tax revaluation was reflected as an increase to the Company's income tax expense. Net income and diluted earnings per share before the change in the federal tax rate and prior year merger-related expenses for the quarter ended December 31, 2017 was $7.0 million and $0.38, compared to $3.0 million and $0.17, respectively.
Net Interest Income. Net interest income increased $4.8 million, or 23.6% to $25.2 million for the quarter ended December 31, 2017 compared to $20.4 million for the corresponding period in 2016. The increase in net interest income for the quarter ended December 31, 2017 was driven by a $6.8 million, or 30.8% increase in interest and dividend income due primarily to an increase in average interest-earning assets.
Average interest-earning assets increased $452.9 million, or 18.0% to $3.0 billion for the quarter ended December 31, 2017 compared to $2.5 billion for the corresponding quarter in fiscal 2017. The average balance of loans receivable for the quarter ended December 31, 2017 increased $495.9 million, or 26.0% due to the TriSummit acquisition and organic net loan growth, which was mainly funded by the cumulative decrease of $43.0 million, or 7.0% in average interest-earning deposits with banks, securities available for sale, and other interest-earning assets, an increase in average deposits of $307.9 million, or 17.2%, and an increase in average FHLB borrowings of $130.7 million, or 23.9% as compared to the same quarter last year. Net interest margin (on a fully taxable-equivalent basis) for the three months ended December 31, 2017 increased to 3.44% from 3.33% for the same period a year ago. During the three months ended December 31, 2017 our leveraging strategy produced an additional $1.1 million in interest and dividend income at an average yield of 1.66%, while the average cost of the borrowings was 1.23%, resulting in approximately $274,000 in net interest income. During the same quarter in the prior fiscal year, our leveraging strategy produced an additional $908,000 in interest and dividend income at an average yield of 1.07%, while the average cost of the borrowings was 0.44%, resulting in approximately $530,000 in net interest income. Excluding the effects of the leveraging strategy, the tax equivalent net interest margin would be 3.73% and 3.75% for the quarters ended December 31, 2017 and 2016, respectively.
Total interest and dividend income increased $6.8 million, or 30.8% for the three months ended December 31, 2017 as compared to the same period last year, which was primarily driven by a $6.3 million, or 31.6% increase in loan interest income, a $364,000, or 38.8% increase in interest income on certificates of deposit and other interest-bearing deposits, and a $110,000, or 28.1% increase in other investment interest income. The additional loan interest income was primarily due to the increase in the average balance of loans receivable as well as an increase in the average loan yields due to increases in the federal funds rate over the past 12 months. Average loan yields increased 13 basis points to 4.41% for the quarter ended December 31, 2017 from 4.28% in the corresponding quarter from last year. In addition, there was a $146,000, or 18.9% increase in the accretion of purchase discounts on acquired loans to $920,000 for the quarter ended December 31, 2017 from $774,000 for the same quarter in fiscal 2017 as a result of prepayments. Accretable income on acquired loans stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on the PCI loan pools and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter. For the quarters ended December 31, 2017 and 2016, the average loan yields included 15 and 16 basis points, respectively, from the accretion of purchase discounts on acquired loans.
Total interest expense increased $2.0 million, or 119.5% for the quarter ended December 31, 2017 compared to the same period last year. This increase was primarily related to the TriSummit acquisition and recent deposit gathering initiatives contributing to a $250.9 million, or 16.3% increase in the average balance of interest-bearing deposits. In addition, average borrowings, consisting primarily of short-term FHLB advances, increased by $130.7 million to $677.0 million due to funding for loan growth along with a 78 basis point increase in the average cost of such borrowings during the quarter as compared to the same quarter last year. The overall average cost of funds increased 27 basis points to 0.58% for the current quarter as compared to the same quarter last year due primarily to the impact of the recent increases in the federal funds rate on our borrowings.
Provision for Loan Losses. During the three months ended December 31, 2017 and 2016, there was no provision for loan losses as improved credit quality measures have been sufficient to cover reserves needed for loan growth and changes in the mix of loans. Net loan charge-offs totaled $907,000 for the three months ended December 31, 2017 compared to net recoveries of $35,000 for the same period last year. Net charge-offs as a percentage of average loans increased to 0.15% for the three months ended December 31, 2017 from net recoveries of (0.01%) for the same period last fiscal year.
See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $846,000, or 21.5%, to $4.8 million for the three months ended December 31, 2017 from $3.9 million in the comparative quarter of 2016. The leading factors of the increase included a $299,000, or 15.9% increase in service charges on deposit accounts as a result of the increase in deposit accounts as well as a $424,000, or 45.3% increase in loan income from the gain on sale of mortgage loans and various commercial loan-related fees driven by the new SBA loan line of business.
Noninterest Expense.  Noninterest expense for the quarter ended December 31, 2017 increased $695,000, or 3.4%, to $21.2 million compared to $20.5 million for the quarter ended December 31, 2016. The TriSummit acquisition led to additional noninterest expenses as shown in the cumulative increase of $973,000, or 17.4% in net occupancy expense; telephone, postage,and supplies; core deposit intangible amortization; and

other expenses. Deposit insurance premiums increased $216,000, or 106.4% as the net asset base has increased. These increases in noninterest expense were partially offset by the absence of $27,000 in merger-related expenses, a $140,000, or 30.5% decrease in marketing and advertising expense, and a $408,000, or 56.9% decrease in real estate owned ("REO") related expenses for the quarter ended December 31, 2017 compared to the same period last year. For the three months ended December 31, 2017, there was a $235,000 decrease on writedowns and losses from REO sales compared to the corresponding quarter last year; and a $173,000 decrease in REO expenses as a result of fewer REO properties held.
Income Taxes.  The Company had income tax expense of $19.5 million for the three months ended December 31, 2017, an increase of $18.6 million compared to $893,000 for the three months ended December 31, 2016 as a result of the Tax Act. As previously mentioned, the reduction in the corporate tax rate required the Company to revalue net deferred tax assets, resulting in a $17.7 million adjustment through income tax expense. In addition, our June 30 fiscal year end required the use of a blended rate as prescribed by the Internal Revenue Code. The blended federal rate of 27.5% was effective retroactively to July 1, 2017 and will be used for the entire fiscal year ended June 30, 2018. As a result of this blended rate, income tax expense for the quarter ended December 31, 2017 includes approximately $418,000 in tax benefit from adjusting the federal income tax rate to 27.5% from 34% for the first quarter of the fiscal year. Excluding the effect of the revaluation of net deferred tax assets, the additional income tax expense was due to higher taxable income. For more information on the Tax Act's impact on the Company's income tax expense, see Note 7 of the Notes to Consolidated Financial Statements under Item 1 of this report.
Comparison of Results of Operation for the Six Months Ended December 31, 2017 and 2016
General.  During the six months ended December 31, 2017, we had a net loss of $5.1 million compared to net income of $6.8 million for the six months ended December 31, 2016 as a result of the previously mentioned deferred tax revaluation. Diluted loss per share was $0.28 for the first six months of fiscal year 2018, compared to $0.39 per share in the same period in fiscal 2017. Net income and diluted earnings per share before the change in the federal tax rate, prior year merger-related expenses, certain state income tax expenses, and gains from the sale of premises and equipment for the six months ended December 31, 2017 was $12.6 million and $0.68, compared to $7.3 million and $0.43, respectively.
Net Interest Income. Net interest income increased $8.3 million, or 19.9% to $49.8 million for the six months ended December 31, 2017 compared to $41.6 million for the six months ended December 31, 2016. This increase in net interest income was driven by an $11.9 million, or 26.5% increase in interest and dividend income partially offset by a $3.6 million, or 110.0% increase in interest expense.
Average interest-earning assets increased $422.2 million, or 16.7% to $2.9 billion for the six months ended December 31, 2017 compared to $2.5 billion in the same period in fiscal 2017. The $504.7 million, or 26.9% increase in average balance of loans receivable for the six months ended December 31, 2017 was due to the TriSummit acquisition and increased organic loan growth, which was mainly funded by the cumulative decrease of $82.4 million, or 12.8% in average interest-earning deposits with banks, securities available for sale, and other interest-earning assets, an increase in average deposits of $282.0 million, or 15.7% and an increase in average FHLB borrowings of $132.4 million, or 24.5%. Net interest margin (on a fully taxable-equivalent basis) for the six months ended December 31, 2017 increased five basis points to 3.43% from 3.38% for the period last year. For the six months ended December 31, 2017, our leveraging strategy produced an additional $2.0 million in interest and dividend income at an average yield of 1.62%, while the average cost of the borrowings was 1.20%, resulting in approximately $519,000 in net interest income. Our leveraging strategy produced an additional $1.9 million in interest and dividend income at an average yield of 1.04% during the corresponding period in fiscal 2017, while the average cost of the borrowings was 0.43%, resulting in approximately $1.1 million in net interest income. Excluding the effects of the leveraging strategy, the tax equivalent net interest margin would be 3.71% and 3.86% for the six months ended December 31, 2017 and 2016, respectively.
Total interest income increased $11.9 million, or 26.5% for the six months ended December 31, 2017 as compared to the same period last year. The increase was primarily driven by an $11.0 million, or 27.4% increase in loan interest income, a $490,000, or 24.7% increase in certificates of deposit and other interest-bearing deposits, and a $229,000, or 29.4% increase in other investment income. The additional loan interest income was primarily due to the increase in the average balance of loans receivable, which was partially offset by a $908,000 decrease in the accretion of purchase discounts on acquired loans to $1.7 million for the six months ended December 31, 2017 from $2.6 million for the same period in fiscal 2017, as a result of full repayments of several loans with large discounts in the previous year. Overall, average loan yields decreased four basis points to 4.38% for the six months ended December 31, 2017 from 4.42% in the fiscal 2017 period. Excluding the effects of the accretion on purchase discounts on acquired loans, loan yields increased nine basis points to 4.23% for the six months ended December 31, 2017 compared to 4.14% in the same period last year.
Total interest expense increased $3.6 million, or 110.0% for the six months ended December 31, 2017 compared to the same period last year. This increase was primarily related to the increase in average borrowings and the corresponding 77 basis point increase in the average cost of those borrowings, resulting in additional interest expense of $2.9 million for the six months ended December 31, 2017 as compared to the same period in the prior year. The overall increase in average interest-bearing deposits and the seven basis point increase in cost of funds resulted in an additional $747,000 in interest expense for the six months ended December 31, 2017 compared to the corresponding period last year.
Provision for Loan Losses.  There was no provision for loan losses during the six months ended December 31, 2017 or 2016. Net charge-offs for the six months ended December 31, 2017 and 2016 were $61,000 and $306,000, respectively. Net charge-offs as a percentage of average loans was 0.01% for the six months ended December 31, 2017 compared to 0.03% for the same period last fiscal year.
See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $1.2 million, or 14.4%, to $9.4 million for the six months ended December 31, 2017 from $8.2 million for the six months ended December 31, 2016. The increase was primarily the result of a $424,000, or 11.2% increase in service charges on deposit accounts; a $549,000, or 28.7% increase in loan income from the gain on sale of mortgage loans and various commercial loan-related fees; and $414,000, or 40.6% increase in other income. Partially offsetting these increases was a $221,000, or 57.4% decrease in gains from the sale of fixed assets for the six months ended December 31, 2017 compared to the same period last year.
Noninterest Expense.  Noninterest expense for the six months ended December 31, 2017 increased $2.6 million, or 6.7%, to $42.3 million compared to $39.6 million for the six months ended December 31, 2016. Salaries and employee benefits increased $1.8 million, or 8.0% primarily as a result of the TriSummit acquisition. The TriSummit acquisition was the leading factor in the $1.5 million, or 13.0% cumulative increase in net occupancy expense; telephone, postage, and supplies; core deposit intangible amortization; and other expenses. Partially offsetting these increases was the absence of $334,000 in merger-related expenses, and a $587,000, or 59.2% decrease in REO-related expenses for the six months ended December 31, 2017 compared to the same period last year, which was driven by a $42,000 gain on the sale of REO compared to a $469,000 loss on the sale of REO in the corresponding period in the prior year.
Income Taxes.  For the six months ended December 31, 2017, the Company's income tax expense was $22.0 million compared to $3.3 million for the six months ended December 31, 2016. The increase was a result of the deferred tax revaluation and to a lesser extent, higher taxable income. In addition, the Company had a $133,000 and a $490,000 charge during the six months ended December 31, 2017 and 2016, respectively, related to the decrease in value of our deferred tax assets based on decreases in North Carolina's corporate tax rate.
Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2017, the Bank had an available borrowing capacity of $56.3 million with the FHLB of Atlanta, a $115.4 million line of credit with the FRB and three lines of credit with three unaffiliated banks totaling $60.0 million. At December 31, 2017, we had $685.0 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At December 31, 2017 brokered deposits totaled $11.8 million, or 0.6% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities and commercial paper. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. The Company's primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2017, the Company (on an unconsolidated basis) had liquid assets of $20.1 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2017, the total approved loan commitments and unused lines of credit outstanding amounted to $178.0 million and $447.8 million, respectively, as compared to $202.1 million and $414.4 million, respectively, as of June 30, 2017. Certificates of deposit scheduled to mature in one year or less at December 31, 2017, totaled $302.2 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During the first six months of fiscal 2018, cash and cash equivalents increased $11.7 million, or 13.4%, from $87.0 million as of June 30, 2017 to $98.7 million as of December 31, 2017. Cash provided by operating and financing activities was $13.0 million and $48.3 million, respectively; while cash used in investing activities was $49.6 million. Primary sources of cash for the six months ended December 31, 2017 included $19.7 million in proceeds from the maturity of securities available for sale, $31.9 million in maturing certificates of deposit in other banks, net of purchases, $10.9 million in principal repayments from mortgage-backed securities, and a $59.8 million increase in deposits. Primary uses of cash during the period included a net increase in commercial paper of $48.4 million, an increase in loans of $65.8 million, and a $11.5 million decrease in borrowings. All sources and uses of cash reflect our cash management strategy to increase our number of higher yielding investments and loans by increasing lower costing borrowings and reducing our holdings in lower yielding investments.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the six months ended December 31, 2017, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at December 31, 2017, is as follows (in thousands):

Undisbursed portion of construction loans	$123,262
Commitments to make loans	54,720
Unused lines of credit	447,787
Unused letters of credit	9,927
Total loan commitments	$635,696
Capital Resources
At December 31, 2017, stockholder's equity totaled $395.4 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.
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
At December 31, 2017, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at December 31, 2017 under applicable regulatory requirements.

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.

As of December 31, 2017
Common Equity Tier I Capital to Risk-Weighted Assets	$354,765	13.02%	$122,649	4.50%	$177,160	6.50%
Tier I Capital (to Total Adjusted Assets)	$354,765	11.06%	$128,323	4.00%	$160,404	5.00%
Tier I Capital (to Risk-weighted Assets)	$354,765	13.02%	$163,533	6.00%	$218,043	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$376,310	13.81%	$218,043	8.00%	$272,554	10.00%

As of June 30, 2017
Common Equity Tier I Capital to Risk-Weighted Assets	$342,664	13.07%	$118,024	4.50%	$170,478	6.50%
Tier I Capital (to Total Adjusted Assets)	$342,664	11.13%	$123,149	4.00%	$153,936	5.00%
Tier I Capital (to Risk-weighted Assets)	$342,664	13.07%	$157,365	6.00%	$209,820	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$364,269	13.89%	$209,820	8.00%	$262,275	10.00%

HomeTrust Bank:

As of December 31, 2017
Common Equity Tier I Capital to Risk-Weighted Assets	$318,394	11.73%	$122,157	4.50%	$176,449	6.50%
Tier I Capital (to Total Adjusted Assets)	$318,394	9.95%	$128,038	4.00%	$160,047	5.00%
Tier I Capital (to Risk-weighted Assets)	$318,394	11.73%	$162,876	6.00%	$217,168	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$339,816	12.52%	$217,168	8.00%	$271,461	10.00%

As of June 30, 2017
Common Equity Tier I Capital to Risk-Weighted Assets	$305,216	11.68%	$117,560	4.50%	$169,809	6.50%
Tier I Capital (to Total Adjusted Assets)	$305,216	9.97%	$122,453	4.00%	$153,066	5.00%
Tier I Capital (to Risk-weighted Assets)	$305,216	11.68%	$156,747	6.00%	$208,996	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$326,635	12.50%	$208,996	8.00%	$261,245	10.00%
In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total risk-based capital ratios, HomeTrust Bancshares, Inc. and the Bank now have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement has phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. At December 31, 2017, the Bank’s CET1 capital exceeded the required capital conservation buffer of 1.25%.
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
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2017, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of December 31, 2017, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings
The "Litigation" section of Note 10 to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2017:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
October 1 - October 31, 2017	—	$—	—	443,155
November 1 - November 30, 2017	—	—	—	443,155
December 1 - December 31, 2017	—	—	—	443,155
Total	—	$—	—	443,155
On December 15, 2015 the Company announced that its Board of Directors had authorized the repurchase of up to 922,855 shares of the Company's common stock, representing 5% of the Company's outstanding shares at the time of the announcement. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of December 31, 2017, 479,700 of the shares approved on December 15, 2015 had been purchased at an average price of $18.00.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: February 9, 2018	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: February 9, 2018	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Agreement and Plan of Merger, dated as of September 20, 2016, by and between HomeTrust Bancshares, Inc. and TriSummit Bancorp, Inc.	(a)
3.1	Charter of HomeTrust Bancshares, Inc.	(b)
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.'s Junior Participating Preferred Stock, Series A	(c)
3.3	Bylaws of HomeTrust Bancshares, Inc.	(d)
3.4	Amended and Restated Bylaws of HomeTrust Bancshares, Inc., dated as of January 29, 2018	(q)
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Registrar and Transfer Company, as Rights Agent	(e)
4.2
Amendment No. 1, dated as of August 31, 2015, to Tax Benefit Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Computershare Trust Company, N.A., as successor rights agent to Registrar and Transfer Company
(m)
10.1	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(p)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(e)
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon and Howard L. Sellinger	(b)
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(f)
10.5	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(b)
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	(b)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(b)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(b)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(b)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(b)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(b)
10.7E	SERP Joinder Agreement for Stan Allen	(b)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(b)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(b)
10.7H	SERP Joinder Agreement for William T. Flynt	(b)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(g)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(b)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(b)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(b)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(b)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(b)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(b)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(b)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(b)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(b)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(b)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(b)
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(n)
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(h)
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(i)

10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(i)
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(i)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(i)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(i)
10.19	Fully Restated Employment Agreement between HomeTrust Bank and Anderson L. Smith	(j)
10.20	Amended and Restated Jefferson Federal Bank Supplemental Executive Retirement Plan	(k)
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(l)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(l)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(l)
10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(l)
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(l)
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(l)
10.27	Offer Letter between HomeTrust Bank and Keith J. Houghton	(n)
10.28	Form of Relocation Repayment Agreement between HomeTrust Bank and Keith J. Houghton	(n)
10.29	Form of Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and each of Keith J. Houghton and R. Parrish Little	(o)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101

(a)	Attached as Appendix A to the proxy statement/prospectus filed by HomeTrust Bancshares on November 2, 2016 pursuant to Rule 424(b) of the Securities Act of 1933.

(b)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(c)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(d)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2014 (File No. 001-35593).

(e)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).

(f)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).

(g)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(h)	Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(i)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(j)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).

(k)	Filed as an exhibit to Jefferson Bancshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(l)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(m)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on August 31, 2015 (File No. 001-35593)

(n)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).

(o)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2016 (File No. 001-35593)

(p)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35593).

(q)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 30, 2018 (File No. 001-35593)