Form 10-Q
period 2018-03-31
HomeTrust Bancshares, Inc.
filed 2018-05-10
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
There were 19,037,268 shares of common stock, par value of $.01 per share, issued and outstanding as of May 7, 2018.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	March 31, 2018	June 30, 2017
Assets
Cash	$38,100	$41,982
Interest-bearing deposits	41,296	45,003
Cash and cash equivalents	79,396	86,985
Commercial paper	239,435	149,863
Certificates of deposit in other financial institutions	84,218	132,274
Securities available for sale, at fair value	160,971	199,667
Other investments, at cost	36,783	39,355
Loans held for sale	6,071	5,607
Total loans, net of deferred loan fees	2,445,755	2,351,470
Allowance for loan losses	(21,472)	(21,151)
Net loans	2,424,283	2,330,319
Premises and equipment, net	62,725	63,648
Accrued interest receivable	9,216	8,758
Real estate owned ("REO")	5,053	6,318
Deferred income taxes	34,311	57,387
Bank owned life insurance ("BOLI")	87,532	85,981
Goodwill	25,638	25,638
Core deposit intangibles	5,131	7,173
Other assets	10,100	7,560
Total Assets	$3,270,863	$3,206,533
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,180,324	$2,048,451
Borrowings	625,000	696,500
Capital lease obligations	1,920	1,937
Other liabilities	62,066	61,998
Total liabilities	2,869,310	2,808,886
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 19,034,868 shares issued and outstanding at March 31, 2018; 18,967,875 at June 30, 2017	190	190
Additional paid in capital	216,712	213,459
Retained earnings	193,368	191,660
Unearned Employee Stock Ownership Plan ("ESOP") shares	(7,538)	(7,935)
Accumulated other comprehensive income (loss)	(1,179)	273
Total stockholders' equity	401,553	397,647
Total Liabilities and Stockholders' Equity	$3,270,863	$3,206,533
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Interest and Dividend Income
Loans	$26,355	$24,747	$77,745	$65,098
Securities available for sale	916	1,243	2,791	2,986
Certificates of deposit and other interest-bearing deposits	1,498	868	3,970	2,850
Other investments	496	433	1,503	1,211
Total interest and dividend income	29,265	27,291	86,009	72,145
Interest Expense
Deposits	1,622	1,215	4,509	3,355
Borrowings	2,414	1,004	6,460	2,166
Total interest expense	4,036	2,219	10,969	5,521
Net Interest Income	25,229	25,072	75,040	66,624
Provision for Loan Losses	—	—	—	—
Net Interest Income after Provision for Loan Losses	25,229	25,072	75,040	66,624
Noninterest Income
Service charges and fees on deposit accounts	2,202	1,869	6,426	5,670
Loan income and fees	1,410	781	3,873	2,694
BOLI income	536	511	1,616	1,576
Gain from sale of premises and equipment	—	—	164	385
Other, net	778	528	2,211	1,547
Total noninterest income	4,926	3,689	14,290	11,872
Noninterest Expense
Salaries and employee benefits	11,927	12,191	36,252	34,721
Net occupancy expense	2,389	2,463	7,211	6,538
Marketing and advertising	334	374	1,106	1,263
Telephone, postage, and supplies	748	728	2,181	1,914
Deposit insurance premiums	413	404	1,246	885
Computer services	1,600	1,721	4,740	4,796
Loss (gain) on sale and impairment of REO	194	(181)	152	288
REO expense	311	447	757	969
Core deposit intangible amortization	642	797	2,042	2,065
Merger-related expenses	—	7,401	—	7,736
Other	2,763	2,467	7,890	7,248
Total noninterest expense	21,321	28,812	63,577	68,423
Income (Loss) Before Income Taxes	8,834	(51)	25,753	10,073
Income Tax Expense (Benefit)	2,707	(325)	24,725	2,992
Net Income	$6,127	$274	$1,028	$7,081
Per Share Data:
Net income per common share:
Basic	$0.34	$0.01	$0.06	$0.40
Diluted	$0.32	$0.01	$0.06	$0.40
Average shares outstanding:
Basic	18,052,000	17,808,920	17,997,997	17,194,466
Diluted	18,761,586	18,396,154	18,688,486	17,728,783
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net Income	$6,127	$274	$1,028	$7,081
Other Comprehensive Loss
Unrealized holding losses on securities available for sale
Losses arising during the period	(1,216)	(11)	(2,074)	(3,552)
Deferred income tax benefit	365	4	622	1,208
Total other comprehensive loss	$(851)	$(7)	$(1,452)	$(2,344)
Comprehensive Income (Loss)	$5,276	$267	$(424)	$4,737
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2016	17,998,750	$180	$186,104	$179,813	$(8,464)	$2,343	$359,976
Net income	—	—	—	7,081	—	—	7,081
Forfeited restricted stock	(1,000)	—	—	—	—	—	—
Retired stock	(22,794)	—	(569)	—	—	—	(569)
Shares issued for TriSummit Bancorp, Inc. merger	765,277	7	20,036	—	—	—	20,043
Granted restricted stock	47,500	—	—	—	—	—	—
Exercised stock options	159,443	2	2,452	—	—	—	2,454
Stock option expense	—	—	2,075	—	—	—	2,075
Restricted stock expense	—	—	1,169	—	—	—	1,169
ESOP shares allocated	—	—	464	—	397	—	861
Other comprehensive loss	—	—	—	—	—	(2,344)	(2,344)
Balance at March 31, 2017	18,947,176	$189	$211,731	$186,894	$(8,067)	$(1)	$390,746

Balance at June 30, 2017	18,967,875	$190	$213,459	$191,660	$(7,935)	$273	$397,647
Net income	—	—	—	1,028	—	—	1,028
Cumulative-effect adjustment on the change in accounting for share-based payments	—	—	—	680	—	—	680
Forfeited restricted stock	(6,600)	—	—	—	—	—	—
Retired stock	(19,007)	—	(494)	—	—	—	(494)
Shares issued for TriSummit Bancorp, Inc. merger	—	—	—	—	—	—	—
Granted restricted stock	55,200	—	—	—	—	—	—
Exercised stock options	37,400	—	553	—	—	—	553
Stock option expense	—	—	1,517	—	—	—	1,517
Restricted stock expense	—	—	1,066	—	—	—	1,066
ESOP shares allocated	—	—	611	—	397	—	1,008
Other comprehensive loss	—	—	—	—	—	(1,452)	(1,452)
Balance at March 31, 2018	19,034,868	$190	$216,712	$193,368	$(7,538)	$(1,179)	$401,553
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended March 31,
	2018	2017
Operating Activities:
Net income	$1,028	$7,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,842	2,741
Deferred income tax expense	24,403	2,814
Net amortization and accretion	(4,141)	(5,241)
Gain from sale of premises and equipment	(164)	(385)
Loss on sale and impairment of REO	152	288
Gain on sale of loans held for sale	(2,398)	(1,999)
Origination of loans held for sale	(93,958)	(103,923)
Proceeds from sales of loans held for sale	95,892	107,377
Increase (decrease) in deferred loan fees, net	123	(965)
Increase in accrued interest receivable and other assets	(2,998)	(2,433)
Amortization of core deposit intangibles	2,042	2,065
BOLI income	(1,616)	(1,576)
ESOP compensation expense	1,008	861
Restricted stock and stock option expense	2,583	3,244
Decrease (increase) in other liabilities	68	(948)
Net cash provided by operating activities	24,866	9,001
Investing Activities:
Purchase of securities available for sale	—	(15,091)
Proceeds from maturities of securities available for sale	19,680	23,645
Proceeds from sale of securities available for sale	—	16,341
Net maturities (purchases) of commercial paper	(87,096)	61,362
Purchase of certificates of deposit in other banks	(13,217)	(31,431)
Maturities of certificates of deposit in other banks	61,273	54,547
Principal repayments of mortgage-backed securities	16,112	18,287
Net redemptions (purchases) of other investments	2,572	(3,169)
Net increase in loans	(92,774)	(187,031)
Purchase of BOLI	(81)	(175)
Proceeds from redemption of BOLI	146	—
Purchase of premises and equipment	(2,678)	(2,270)
Capital improvements to REO	(18)	(11)
Proceeds from sale of premises and equipment	923	395
Proceeds from sale of REO	2,288	2,834
Acquisition costs related to United Financial of North Carolina Inc.	—	(200)
Acquisition costs related to TriSummit Bancorp, Inc.	—	(10,585)
Net cash used in investing activities	(92,870)	(72,552)
Financing Activities:
Net increase in deposits	131,873	1,829
Net increase (decrease) in other borrowings	(71,500)	87,531
Retired stock	(494)	(569)
Exercised stock options	553	2,454
Decrease in capital lease obligations	(17)	(16)
Net cash provided by financing activities	60,415	91,229
Net Decrease in Cash and Cash Equivalents	(7,589)	27,678
Cash and Cash Equivalents at Beginning of Period	86,985	52,596
Cash and Cash Equivalents at End of Period	$79,396	$80,274

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
Supplemental Disclosures:	Nine Months Ended March 31,
	2018	2017
Cash paid during the period for:
Interest	$10,674	$6,216
Income taxes	477	203
Noncash transactions:
Unrealized loss in value of securities available for sale, net of income taxes	(1,452)	(2,344)
Transfers of loans to REO	1,157	1,923
Cumulative-effect adjustment on the change in accounting for share-based payments	680	—
Payable related to the acquisition of United Financial Inc. of North Carolina	—	225
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2017 ("2017 Form 10-K") filed with the SEC on September 12, 2017. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2018.
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
In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”, which defers the effective date of Accounting Standard Update ("ASU") No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. These ASUs are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. With respect to noninterest income, the Company is finalizing our review of all revenue streams and underlying revenue contracts within the scope of the guidance as well as updating processes and procedures during the final quarter of fiscal 2018 to ensure it is fully compliant with these amendments at the adoption date. To date, the Company has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company’s implementation efforts are ongoing and such assessments may change prior to the July 1, 2018 implementation date.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU amends the guidance in GAAP on the classification and measurement of financial instruments. The ASU includes the following changes: i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or the

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

accompanying notes to the financial statements; (iv) allows an equity investment that does not have readily determinable fair values, to be measured at cost minus impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (v) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements; and (vii) clarifies that a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with the organization’s other deferred tax assets. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's Consolidated Financial Statements. Management is in the planning stages of developing processes and procedures to comply with the disclosures requirements of this ASU, which could impact the disclosures the Company makes related to fair value of its financial instruments.
In February 2016, the FASB issued ASU 2016-02, "Leases (Accounting Standards Codification ("ASC") 842)." The guidance in this ASU requires most leases to be recognized on the balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements and the timing of adoption. The Company will compile an inventory of all leased assets to determine the impact of ASU 2016-02 on its financial condition and results of operations. Once adopted, we expect to report higher assets and liabilities on our Consolidated Balance Sheets as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in our Consolidated Balance Sheets. We do not expect the guidance to have a material impact on the Consolidated Statements of Income or the Consolidated Statements of Changes in Stockholders' Equity.
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
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The ASU amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows and is intended to reduce the diversity in practice. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for all entities beginning after December 15, 2017, including interim periods within those fiscal years. The Company completed its evaluation of the ASU and does not expect a material impact upon adoption of the ASU on its Consolidated Financial Statements.
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
In February 2018, FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the revaluation of the Company’s net deferred tax assets (“DTA”) to the new corporate federal income tax rate of 21% as a result of the Tax Cuts and Jobs Act (‘Tax Act”). The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted for all entities. The affected amount for the Company was immaterial and will not have an effect on the Company's Consolidated Financial Statements.
In February 2018, FASB issued ASU No. 2018-03, "Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition an Measurement of Financial Assets and Financial Liabilities." The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Specifically, these amendments sought to make targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments as well as a number of consequential amendments to ASC 321, Investments—Equity Securities. Transition guidance varies based on the public entities year end. For public companies with fiscal years beginning between June 15, 2018 and December 15, 2018, the amendments are required to be adopted along with ASU 2016-01. Early adoption is permitted. The adoption of ASU No. 2018-03 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete, but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-Q as of December 31, 2017. As of March 31, 2018, the Company did not incur any adjustments to the provisional recognition.

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
The carrying amount of acquired loans from TriSummit as of January1, 2017 consisted of purchased performing loans and Purchased Credit Impaired ("PCI") loans as detailed in the following table:

	Purchased Performing	PCI	Total Loans
Retail Consumer Loans:
One-to-four family	$75,179	$3,753	$78,932
Home equity line of credit ("HELOCs")	6,479	2	6,481
Construction and land/lots	15,591	—	15,591
Consumer	1,686	17	1,703
Commercial:
Commercial real estate	107,880	3,494	111,374
Construction and development	15,253	142	15,395
Commercial and industrial	28,295	288	28,583
Total	$250,363	$7,696	$258,059

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the performing loans receivable purchased from TriSummit at January 1, 2017, the acquisition date:

Contractually required principal payments receivable	$255,852
Adjustment for credit, interest rate, and liquidity	5,489
Balance of purchased loans receivable	$250,363
The following table presents the PCI loans acquired from TriSummit at January 1, 2017, the acquisition date:

Contractually required principal and interest payments receivable	$11,474
Amounts not expected to be collected - nonaccretable difference	2,490
Estimated payments expected to be received	8,984
Accretable yield	1,288
Fair value of PCI loans	$7,696

4.	Securities Available for Sale
Securities available for sale consist of the following at the dates indicated:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$48,006	$12	$(487)	$47,531
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	76,390	92	(1,222)	75,260
Municipal Bonds	32,006	186	(156)	32,036
Corporate Bonds	6,191	27	(137)	6,081
Equity Securities	63	—	—	63
Total	$162,656	$317	$(2,002)	$160,971

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$65,947	$184	$(301)	$65,830
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	92,841	411	(281)	92,971
Municipal Bonds	34,135	403	(28)	34,510
Corporate Bonds	6,267	114	(88)	6,293
Equity Securities	63	—	—	63
Total	$199,253	$1,112	$(698)	$199,667
Debt securities available for sale by contractual maturity at the dates indicated are shown below. Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	March 31, 2018
	Amortized Cost	Estimated Fair Value
Due within one year	$21,551	$21,409
Due after one year through five years	46,584	46,062
Due after five years through ten years	8,691	8,807
Due after ten years	9,377	9,370
Mortgage-backed securities	76,390	75,260
Total	$162,593	$160,908

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company had no sales of securities available for sale during the three and nine months ended March 31, 2018. Proceeds from sales of securities available for sale were $16,341 in the three and nine months ended March 31, 2017. There were no gross realized gains or losses for the three and nine months ended March 31, 2018 and 2017, respectively.

Securities available for sale with costs totaling $143,712 and $156,592 and market values of $142,340 and $154,264 at March 31, 2018 and June 30, 2017, respectively, were pledged as collateral to secure various public deposits and other borrowings.
The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2018 and June 30, 2017 were as follows:

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$8,331	$(58)	$35,567	$(429)	$43,898	$(487)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	43,585	(712)	19,479	(510)	63,064	(1,222)
Municipal Bonds	16,882	(140)	1,054	(16)	17,936	(156)
Corporate Bonds	—	—	3,619	(137)	3,619	(137)
Total	$68,798	$(910)	$59,719	$(1,092)	$128,517	$(2,002)

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$46,767	$(222)	$6,921	$(79)	$53,688	$(301)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	42,921	(240)	3,970	(41)	46,891	(281)
Municipal Bonds	9,153	(28)	—	—	9,153	(28)
Corporate Bonds	3,734	(88)	—	—	3,734	(88)
Total	$102,575	$(578)	$10,891	$(120)	$113,466	$(698)
The total number of securities with unrealized losses at March 31, 2018, and June 30, 2017 were 205 and 136, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other-than-temporary impairment losses during the nine months ended March 31, 2018 or the year ended June 30, 2017.
As a requirement for membership, the Bank invests in the stock of both the FHLB of Atlanta and the Federal Reserve Bank of Richmond ("FRB"). No ready market exists for these securities so carrying value approximates their fair value based on the redemption provisions of the FHLB of Atlanta and the FRB, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

5.	Loans
Loans consist of the following at the dates indicated:

	March 31, 2018	June 30, 2017
Retail consumer loans:
One-to-four family	$670,036	$684,089
HELOCs - originated	143,049	157,068
HELOCs - purchased	165,680	162,407
Construction and land/lots	68,121	50,136
Indirect auto finance	160,664	140,879
Consumer	11,317	7,900
Total retail consumer loans	1,218,867	1,202,479
Commercial loans:
Commercial real estate	810,332	730,408
Construction and development	184,179	197,966
Commercial and industrial	132,337	120,387
Municipal leases	101,108	101,175
Total commercial loans	1,227,956	1,149,936
Total loans	2,446,823	2,352,415
Deferred loan fees, net	(1,068)	(945)
Total loans, net of deferred loan fees	2,445,755	2,351,470
Allowance for loan losses	(21,472)	(21,151)
Loans, net	$2,424,283	$2,330,319
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.
The Company's total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2018
Retail consumer loans:
One-to-four family	$642,998	$5,628	$13,087	$901	$12	$662,626
HELOCs - originated	139,824	639	2,169	154	6	142,792
HELOCs - purchased	165,491	—	189	—	—	165,680
Construction and land/lots	66,914	409	289	54	—	67,666
Indirect auto finance	160,203	—	461	—	—	160,664
Consumer	11,276	9	21	3	6	11,315
Commercial loans:
Commercial real estate	784,617	7,161	7,283	—	—	799,061
Construction and development	178,771	600	2,371	—	—	181,742
Commercial and industrial	126,888	1,596	1,696	—	3	130,183
Municipal leases	100,701	309	98	—	—	101,108
Total loans	$2,377,683	$16,351	$27,664	$1,112	$27	$2,422,837

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2017
Retail consumer loans:
One-to-four family	$655,424	$4,715	$14,769	$1,101	$11	$676,020
HELOCs - originated	153,676	809	2,100	188	7	156,780
HELOCs - purchased	162,215	—	192	—	—	162,407
Construction and land/lots	48,728	479	341	60	—	49,608
Indirect auto finance	140,780	—	97	1	1	140,879
Consumer	7,828	12	34	—	8	7,882
Commercial loans:
Commercial real estate	700,060	5,847	7,118	—	—	713,025
Construction and development	192,025	992	2,320	—	—	195,337
Commercial and industrial	113,923	883	2,954	—	1	117,761
Municipal leases	99,811	1,258	106	—	—	101,175
Total loans	$2,274,470	$14,995	$30,031	$1,350	$28	$2,320,874
The Company's total PCI loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2018
Retail consumer loans:
One-to-four family	$2,806	$1,113	$3,491	$—	$—	$7,410
HELOCs - originated	257	—	—	—	—	257
Construction and land/lots	455	—	—	—	—	455
Consumer	2	—	—	—	—	2
Commercial loans:
Commercial real estate	5,613	2,860	2,798	—	—	11,271
Construction and development	570	—	1,867	—	—	2,437
Commercial and industrial	2,027	5	122	—	—	2,154
Total loans	$11,730	$3,978	$8,278	$—	$—	$23,986

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2017
Retail consumer loans:
One-to-four family	$3,115	$1,129	$3,615	$210	$—	$8,069
HELOCs - originated	258	—	30	—	—	288
Construction and land/lots	487	—	41	—	—	528
Consumer	4	14	—	—	—	18
Commercial loans:
Commercial real estate	8,909	2,299	6,175	—	—	17,383
Construction and development	338	—	2,291	—	—	2,629
Commercial and industrial	2,460	44	122	—	—	2,626
Total loans	$15,571	$3,486	$12,274	$210	$—	$31,541

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
March 31, 2018
Retail consumer loans:
One-to-four family	$3,019	$2,683	$5,702	$664,334	$670,036
HELOCs - originated	233	431	664	142,385	143,049
HELOCs - purchased	—	—	—	165,680	165,680
Construction and land/lots	32	68	100	68,021	68,121
Indirect auto finance	385	48	433	160,231	160,664
Consumer	12	3	15	11,302	11,317
Commercial loans:
Commercial real estate	1,413	2,375	3,788	806,544	810,332
Construction and development	352	2,020	2,372	181,807	184,179
Commercial and industrial	20	400	420	131,917	132,337
Municipal leases	—	—	—	101,108	101,108
Total loans	$5,466	$8,028	$13,494	$2,433,329	$2,446,823
The table above includes PCI loans of $1,422 30-89 days past due and $1,541 90 days or more past due as of March 31, 2018.

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2017
Retail consumer loans:
One-to-four family	$3,496	$3,990	$7,486	$676,603	$684,089
HELOCs - originated	1,037	274	1,311	155,757	157,068
HELOCs - purchased	—	—	—	162,407	162,407
Construction and land/lots	132	129	261	49,875	50,136
Indirect auto finance	96	—	96	140,783	140,879
Consumer	5	14	19	7,881	7,900
Commercial loans:
Commercial real estate	809	3,100	3,909	726,499	730,408
Construction and development	385	887	1,272	196,694	197,966
Commercial and industrial	37	831	868	119,519	120,387
Municipal leases	—	—	—	101,175	101,175
Total loans	$5,997	$9,225	$15,222	$2,337,193	$2,352,415
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	March 31, 2018		June 30, 2017
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$5,356	$—	$6,453	$—
HELOCs - originated	815	—	1,291	—
HELOCs - purchased	189	—	192	—
Construction and land/lots	166	—	245	—
Indirect auto finance	304	—	1	—
Consumer	17	—	29	—
Commercial loans:
Commercial real estate	3,202	—	2,756	—
Construction and development	2,137	—	1,766	—
Commercial and industrial	367	—	827	—
Municipal leases	98	—	106	—
Total loans	$12,651	$—	$13,666	$—
PCI loans totaling $3,760 at March 31, 2018 and $6,664 at June 30, 2017 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
Troubled debt restructurings ("TDRs") are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Additionally, all TDRs are considered impaired. The Company had no commitments to lend additional funds on these TDR loans at March 31, 2018.
The Company's loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	March 31, 2018	June 30, 2017
Performing TDRs included in impaired loans	$24,977	$27,043
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$566	$8,191	$12,333	$21,090	$336	$9,813	$10,837	$20,986
Provision for (recovery of) loan losses	239	(172)	(67)	—	138	(980)	842	—
Charge-offs	(345)	(240)	(31)	(616)	—	(317)	(399)	(716)
Recoveries	—	393	605	998	—	363	464	827
Balance at end of period	$460	$8,172	$12,840	$21,472	$474	$8,879	$11,744	$21,097

	Nine Months Ended March 31, 2018				Nine Months Ended March 31, 2017
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$727	$8,585	$11,839	$21,151	$361	$11,549	$9,382	$21,292
Provision for (recovery of) loan losses	78	(423)	345	—	113	(2,485)	2,372	—
Charge-offs	(345)	(767)	(739)	(1,851)	—	(891)	(1,074)	(1,965)
Recoveries	—	777	1,395	2,172	—	706	1,064	1,770
Balance at end of period	$460	$8,172	$12,840	$21,472	$474	$8,879	$11,744	$21,097

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total
March 31, 2018
Retail consumer loans:
One-to-four family	$126	$228	$3,490	$3,844	$7,410	$8,336	$654,290	$670,036
HELOCs - originated	—	6	1,244	1,250	257	453	142,339	143,049
HELOCs - purchased	—	—	821	821	—	—	165,680	165,680
Construction and land/lots	—	21	1,218	1,239	455	595	67,071	68,121
Indirect auto finance	—	—	1,083	1,083	—	—	160,664	160,664
Consumer	—	5	56	61	2	5	11,310	11,317
Commercial loans:
Commercial real estate	168	149	7,911	8,228	11,271	4,457	794,604	810,332
Construction and development	151	9	2,989	3,149	2,437	2,380	179,362	184,179
Commercial and industrial	15	3	1,302	1,320	2,154	642	129,541	132,337
Municipal leases	—	—	477	477	—	—	101,108	101,108
Total	$460	$421	$20,591	$21,472	$23,986	$16,868	$2,405,969	$2,446,823
June 30, 2017
Retail consumer loans:
One-to-four family	$28	$863	$3,585	$4,476	$8,069	$10,305	$665,715	$684,089
HELOCs - originated	—	44	1,340	1,384	288	12	156,768	157,068
HELOCs - purchased	—	—	838	838	—	—	162,407	162,407
Construction and land/lots	—	88	889	977	528	634	48,974	50,136
Indirect auto finance	—	1	880	881	—	1	140,878	140,879
Consumer	—	8	49	57	18	8	7,874	7,900
Commercial loans:
Commercial real estate	512	239	6,600	7,351	17,383	6,284	706,741	730,408
Construction and development	171	13	2,982	3,166	2,629	2,184	193,153	197,966
Commercial and industrial	16	287	1,221	1,524	2,626	1,514	116,247	120,387
Municipal leases	—	—	497	497	—	—	101,175	101,175
Total	$727	$1,543	$18,881	$21,151	$31,541	$20,942	$2,299,932	$2,352,415
Loans acquired from acquisitions are initially excluded from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations. The Company records these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these acquired loans at acquisition. A provision for loan losses is recorded for any further deterioration in these acquired loans subsequent to the acquisition.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's impaired loans and the related allowance, by segment and class, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment With a Recorded Allowance	Recorded Investment With No Recorded Allowance	Total	Related Recorded Allowance
March 31, 2018
Retail consumer loans:
One-to-four family	$27,014	$18,958	$4,858	$23,816	$782
HELOCs - originated	3,189	1,402	559	1,961	10
HELOCs - purchased	189	189	—	189	1
Construction and land/lots	2,382	1,127	451	1,578	56
Indirect auto finance	365	288	16	304	2
Consumer	508	8	39	47	6
Commercial loans:
Commercial real estate	6,717	4,780	1,728	6,508	170
Construction and development	4,109	970	1,853	2,823	16
Commercial and industrial	6,058	496	643	1,139	10
Municipal leases	98	98	—	98	—
Total impaired loans	$50,629	$28,316	$10,147	$38,463	$1,053
June 30, 2017
Retail consumer loans:
One-to-four family	$28,469	$17,353	$7,773	$25,126	$881
HELOCs - originated	4,070	2,270	532	2,802	49
HELOCs - purchased	192	—	192	192	—
Construction and land/lots	2,817	1,310	468	1,778	88
Indirect auto finance	22	—	1	1	1
Consumer	552	15	27	42	8
Commercial loans:
Commercial real estate	8,307	4,721	3,186	7,907	253
Construction and development	3,768	1,024	1,617	2,641	16
Commercial and industrial	7,757	845	1,231	2,076	288
Municipal leases	400	106	294	400	—
Total impaired loans	$56,354	$27,644	$15,321	$42,965	$1,584
Impaired loans above excludes $3,760 at March 31, 2018 and $6,677 at June 30, 2017 in PCI loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. The June 30, 2017 balance in the preceding sentence was previously disclosed as $13,425. Based on further review, this amount was determined to be an error and was corrected during the quarter ended September 30, 2017. The error had no effect on the Company’s audited financial statements or other disclosures.
The table above includes $21,595 and $22,023, of impaired loans that were not individually evaluated at March 31, 2018 and June 30, 2017, respectively, because these loans did not meet the Company's threshold for individual impairment evaluation. The recorded allowance above includes $632 and $41 related to these loans that were not individually evaluated at March 31, 2018 and June 30, 2017, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's average recorded investment in impaired loans and interest income recognized on impaired loans for the three and nine months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31, 2018		March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$23,988	$325	$25,262	$300
HELOCs - originated	2,280	36	2,315	32
HELOC - purchased	189	4	—	—
Construction and land/lots	1,594	28	1,906	29
Indirect auto finance	295	4	166	1
Consumer	39	4	32	5
Commercial loans:
Commercial real estate	6,818	54	8,305	83
Construction and development	3,050	18	2,816	14
Commercial and industrial	1,264	22	2,628	39
Municipal leases	98	—	407	6
Total loans	$39,615	$495	$43,837	$509

	Nine Months Ended
	March 31, 2018		March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$24,495	$916	$25,963	$881
HELOCs - originated	2,566	83	2,649	98
HELOCs - purchased	190	10	—	—
Construction and land/lots	1,633	82	1,654	105
Indirect auto finance	192	17	111	9
Consumer	39	12	30	15
Commercial loans:
Commercial real estate	7,196	161	7,716	221
Construction and development	2,852	71	2,594	35
Commercial and industrial	1,665	68	3,249	96
Municipal leases	176	6	410	18
Total loans	$41,004	$1,426	$44,376	$1,478
A summary of changes in the accretable yield for PCI loans for the three and nine months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Accretable yield, beginning of period	$6,221	$7,519
Addition from the TriSummit acquisition	—	1,288
Reclass from nonaccretable yield (1)	163	296
Other changes, net (2)	222	396
Interest income	(501)	(1,722)
Accretable yield, end of period	$6,105	$7,777

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Nine Months Ended
	March 31, 2018	March 31, 2017
Accretable yield, beginning of period	$7,080	$9,532
Addition from the TriSummit acquisition	—	1,288
Reclass from nonaccretable yield (1)	441	1,368
Other changes, net (2)	329	(345)
Interest income	(1,745)	(4,066)
Accretable yield, end of period	$6,105	$7,777
______________________________________

(1)	Represents changes attributable to expected losses assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.
For the three and nine months ended March 31, 2018 and 2017, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	$—	3	$162	$163
Total	—	$—	$—	3	$162	$163
Extended payment terms:
Retail consumer:
One-to-four family	—	$—	$—	2	$76	$60
Commercial & Industrial	—	—	—	1	439	439
Total	—	$—	$—	3	$515	$499
Other TDRs:
Retail consumer:
One-to-four family	5	$470	$465	3	$135	$136
HELOCs - originated	—	—	—	1	30	30
Construction and land/lots	—	—	—	2	150	149
Commercial:
Commercial real estate	—	—	—	3	2,443	2,145
Total	5	$470	$465	9	$2,758	$2,460
Total	5	$470	$465	15	$3,435	$3,122

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Nine Months Ended March 31, 2018			Nine Months Ended March 31, 2017
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	$—	3	$162	$163
Total	—	$—	$—	3	$162	$163
Extended payment terms:
Retail consumer:
One-to-four family	4	$462	$450	5	$215	$195
HELOCs - originated	—	—	—	—	—	—
Construction and land/lots	1	36	34	1	280	271
Consumer	—	—	—	1	—	1
Commercial:
Commercial and industrial	—	—	—	1	439	439
Total	5	$498	$484	8	$934	$906
Other TDRs:
Retail consumer:
One-to-four family	19	$1,583	$1,559	10	$353	$352
HELOCs - originated	—	—	—	2	33	32
Construction and land/lots	—	—	—	4	404	396
Commercial:
Commercial real estate	—	—	—	3	2,443	2,145
Commercial and industrial	—	—	—	1	24	24
Total	19	$1,583	$1,559	20	$3,257	$2,949
Total	24	$2,081	$2,043	31	$4,353	$4,018

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
One-to-four family	2	$145	2	$27
Commercial:
Commercial and industrial	—	—	4	900
Total	2	$145	6	$927
Total	2	$145	6	$927

	Nine Months Ended March 31, 2018		Nine Months Ended March 31, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
One-to-four family	2	$145	2	$27
Commercial and industrial	—	—	4	900
Total	2	$145	6	$927
Total	2	$145	6	$927
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

6.	Real Estate Owned
The activity within REO for the periods shown is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Balance at beginning of period	$4,818	$5,648	$6,318	$5,956
Transfers from loans	566	593	1,157	1,923
Acquired through mergers	—	1,511	—	1,511
Sales, net of gain or loss	(143)	(1,450)	(1,901)	(3,001)
Writedowns	(188)	(34)	(539)	(121)
Capital improvements	—	11	18	11
Balance at end of period	$5,053	$6,279	$5,053	$6,279
At March 31, 2018 and June 30, 2017, the Bank had $1,464 and $1,015 respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $413 and $2,230 at March 31, 2018 and June 30, 2017, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

7. Income Taxes
Income tax expense consists of:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Current:
Federal	$81	$(41)	$311	$149
State	3	—	11	29
Total current expense (benefit)	84	(41)	322	178
Deferred:
Federal	2,139	(234)	5,820	2,123
State	166	(50)	572	691
Adjustment due to the Tax Cuts and Jobs Act	318	—	18,011	—
Total deferred expense (benefit)	2,623	(284)	24,403	2,814
Total income tax expense (benefit)	$2,707	$(325)	$24,725	$2,992
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 28% and 34% for the periods ended March 31, 2018 and 2017, respectively, to pretax income from continuing operations before income taxes as a result of the following:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018		2017		2018		2017
	$	Rate	$	Rate	$	Rate	$	Rate
Tax at federal income tax rate	$2,429	28%	$(17)	(34)%	$7,082	28%	$3,425	34%
Increase (decrease) resulting from:
Tax exempt income	(270)	(3)%	(343)	(672)%	(811)	(3)%	(1,055)	(10)%
Nondeductible merger expenses	—	—%	63	124%	1	—%	91	—%
Change in valuation allowance for deferred tax assets, allocated to income tax expense	(36)	—%	47	92%	(220)	(1)%	(217)	(2)%
State tax, net of federal benefit	122	1%	(33)	(65)%	326	1%	152	2%
Change in deferred tax assets due to North Carolina corporate tax rate decrease	—	—%	—	—%	133	—%	490	5%
Change in deferred tax assets due to the Tax Cuts and Jobs Act	318	4%	—	—%	18,011	70%	—	—%
Other	144	1%	(42)	(82)%	203	1%	106	1%
Total	$2,707	31%	$(325)	(637)%	$24,725	96%	$2,992	30%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at March 31, 2018 and June 30, 2017 are presented below:

	March 31, 2018	June 30, 2017
Deferred tax assets:
Alternative minimum tax credit	$4,818	$4,418
Allowance for loan losses	4,732	7,452
Deferred compensation and post-retirement benefits	9,553	16,055
Accrued vacation and sick leave	18	29
Impairments on real estate owned	901	1,337
Other than temporary impairment on investments	2,258	3,617
Net operating loss carryforward	9,590	21,443
Discount from business combination	2,948	3,645
Unrealized loss on securities held for sale	387	—
Stock compensation plans	2,057	2,884
Other	1,336	2,687
Total gross deferred tax assets	38,598	63,567
Less valuation allowance	(336)	(238)
Deferred tax assets	38,262	63,329
Deferred tax (liabilities):
Depreciable basis of fixed assets	(563)	(670)
Deferred loan fees	(437)	(493)
FHLB stock, book basis in excess of tax	(89)	(143)
Unrealized gain on securities available for sale	—	(152)
Other	(2,862)	(4,484)
Total gross deferred tax liabilities	(3,951)	(5,942)
Net deferred tax assets	$34,311	$57,387
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
The decrease in net deferred tax assets was driven by the enactment of the Tax Act and subsequent Internal Revenue Service guidelines, which among other things reduced the federal corporate income tax rate to 21% effective January 1, 2018 requiring the Company to revalue its DTA. The resulting estimated $17.7 million in adjustments were reflected as an increase to the Company's income tax expense with an additional $318,000 in income tax expense during the quarter ended March 31, 2018 to establish a tax valuation allowance on our alternative minimum tax ("AMT") credits. In addition, our June 30 fiscal year end required the use of a blended federal income tax rate as prescribed by the Internal Revenue Code. The blended federal income tax rate of 27.5% was retroactively effective July 1, 2017 and will be used for the entire fiscal year ending June 30, 2018. The estimated $18.0 million in adjustments include provisional amounts where a reasonable estimate was made to comply with the Tax Act, which can be adjusted throughout the measurement period or up to one year. These provisional amounts include estimates related to the timing of potential reversals of various deferred tax assets and liabilities during fiscal year 2018 using the blended tax rate as described above. The Company will continue to update the provisional amounts as additional information becomes available and expects all adjustments to be finalized by the end of fiscal 2018.
The Company had federal net operating loss ("NOL") carry forwards of $45,584 and $62,041 as of March 31, 2018 and June 30, 2017, respectively, with a recorded tax benefit of $9,590 and $21,443 included in DTAs. The majority of these NOLs will expire for federal tax purposes from 2024 through 2036.
The Company also adjusted its DTA as a result of additional reductions in the North Carolina corporate income tax rates that were enacted July 23, 2013, and effective January 1, 2014 through 2017. The lower corporate income tax rate resulted in a reduction in the DTAs as of March 31, 2018 and June 30, 2017 and an increase in income tax expense for the nine months ended March 31, 2018 and 2017.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The valuation allowance for our DTAs as of March 31, 2018 and June 30, 2017 was $336 and $238, respectively. The net increase in the total valuation allowance relates to the allowance on our AMT credits, partially offset by the decrease in North Carolina state income taxes due to limitations on state net operating loss carry forwards.
Retained earnings at March 31, 2018 and June 30, 2017 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2013.

8.	Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Numerator:
Net income	$6,127	$274	$1,028	$7,081
Allocation of earnings to participating securities	(45)	(3)	(7)	(78)
Numerator for basic EPS - Net income available to common stockholders	$6,082	$271	$1,021	$7,003
Effect of dilutive securities:
Dilutive effect to participating securities	2	—	—	2
Numerator for diluted EPS	$6,084	$271	$1,021	$7,005
Denominator:
Weighted-average common shares outstanding - basic	18,052,000	17,808,920	17,997,997	17,194,466
Effect of dilutive shares	709,586	587,234	690,489	534,317
Weighted-average common shares outstanding - diluted	18,761,586	18,396,154	18,688,486	17,728,783
Net income per share - basic	$0.34	$0.01	$0.06	$0.40
Net income per share - diluted	$0.32	$0.01	$0.06	$0.40
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 420,800 stock options that were anti-dilutive for the three and nine months ended March 31, 2018. There were 60,500 stock options that were anti-dilutive for the three and nine months ended March 31, 2017.

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
The table below presents share based compensation expense and the estimated related tax benefit for stock options and restricted stock for the three and nine months ended March 31, 2018 and 2016:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Share based compensation expense	$569	$451	$2,583	$3,244
Tax benefit	$159	$167	$723	$1,200

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents stock option activity for the nine months ended March 31, 2018 and 2017:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2016	1,529,300	$14.50	6.8	$6,117
Granted	60,500	24.95	—	—
Granted, TriSummit acquisition	86,185	23.82	—	—
Exercised	159,443	15.39	—	—
Forfeited	1,000	17.35	—	—
Expired	1,800	14.37	—	—
Options outstanding at March 31, 2017	1,513,742	$15.35	5.9	$12,443
Exercisable at March 31, 2017	1,059,642	$15.04

Options outstanding at June 30, 2017	1,470,043	$15.22	5.8	$13,533
Granted	360,400	26.00	—	—
Exercised	37,400	14.75	—	—
Forfeited	24,700	14.43	—	—
Expired	43,273	23.82	—	—
Options outstanding at March 31, 2018	1,725,070	$17.28	6.2	$15,136
Exercisable at March 31, 2018	1,230,270	$14.51	5.0	$14,200
Non-vested at March 31, 2018	494,800	$24.16	9.1	$936
Assumptions used in estimating the fair value of options granted during the nine months ended March 31, 2018 and 2017:

	March 31,	March 31,
	2018	2017
Weighted-average volatility	17.69%	16.70%
Expected dividend yield	—%	—%
Risk-free interest rate	2.83%	2.41%
Expected life (years)	6.5	6.5
Weighted-average fair value of options granted	$8.82	$7.76
At March 31, 2018, the Company had $3,741 of unrecognized compensation expense related to 494,800 stock options originally scheduled to vest over five- and seven-year vesting periods.  The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 2.5 years at March 31, 2018. At March 31, 2017, the Company had $1,695 of unrecognized compensation expense related to 454,100 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.5 years at March 31, 2017.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents restricted stock award activity for the nine months ended March 31, 2018 and 2017:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2016	248,750	$14.81	$4,602
Granted	47,500	24.70	—
Vested	104,620	14.58	—
Forfeited	1,000	17.35	—
Non-vested at March 31, 2017	190,630	$17.38	$3,411

Non-vested at June 30, 2017	185,630	$17.46	$4,780
Granted	55,200	25.89	—
Vested	100,820	15.14	—
Forfeited	6,600	14.37	—
Non-vested at March 31, 2018	133,410	$22.85	$3,475
At March 31, 2018, unrecognized compensation expense was $2,775 related to 133,410 shares of restricted stock originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.3 years at March 31, 2018. At March 31, 2017, unrecognized compensation expense was $2,937 related to 190,630 shares of restricted stock originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.8 years at March 31, 2017.

10.	Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At March 31, 2018 and June 30, 2017, respectively, loan commitments (excluding $139,090 and $158,380 of undisbursed portions of construction loans) totaled $53,569 and $43,730 of which $24,900 and $21,221 were variable rate commitments and $28,669 and $22,509 were fixed rate commitments. The fixed rate loans had interest rates ranging from 2.04% to 6.15% at March 31, 2018 and 1.95% to 6.25% at June 30, 2017, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $470,586 and $414,373 at March 31, 2018 and June 30, 2017, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, we enter into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these commitments was not material at March 31, 2018 or June 30, 2017.
The Company grants construction and permanent loans collateralized primarily by residential and commercial real estate to customers throughout its primary market area. In addition, the Company grants municipal leases to customers throughout North and South Carolina. The Company's loan portfolio can be affected by the general economic conditions within these market areas.
Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the FRB. The daily average calculated cash reserve required as of March 31, 2018 and June 30, 2017 was $661, and $2,152, respectively, which was satisfied by vault cash and balances held at the FRB.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of March 31, 2018 and June 30, 2017 were $9,975 and $5,164, respectively. There was no liability recorded for these letters of credit at March 31, 2018 or June 30, 2017, respectively.
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
Investment Securities Available for Sale
Securities available for sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted prices of comparable securities. Level 2 securities include equity securities, mortgage-backed securities and debentures issued by government sponsored enterprises, municipal bonds, and corporate debt securities. The Company has no Level 3 securities.
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

	March 31, 2018
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$47,531	$—	$47,531	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	75,260	—	75,260	—
Municipal Bonds	32,036	—	32,036	—
Corporate Bonds	6,081	—	6,081	—
Equity Securities	63	—	63	—
Total	$160,971	$—	$160,971	$—

	June 30, 2017
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$65,830	$—	$65,830	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	92,971	—	92,971	—
Municipal Bonds	34,510	—	34,510	—
Corporate Bonds	6,293	—	6,293	—
Equity Securities	63	—	63	—
Total	$199,667	$—	$199,667	$—
There were no transfers between levels during the three or nine months ended March 31, 2018.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	March 31, 2018
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$8,172	$—	$—	$8,172
REO	3,670	—	—	3,670
Total	$11,842	$—	$—	$11,842

	June 30, 2017
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$9,156	$—	$—	$9,156
REO	4,044	—	—	4,044
Total	$13,200	$—	$—	$13,200
Quantitative information about Level 3 fair value measurements during the period ended March 31, 2018 is shown in the table below:

	Fair Value at March 31, 2018	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$8,172	Discounted appraisals and discounted cash flows	Collateral discounts and discount spread	3% - 30% 1% - 4%	4%
REO	$3,670	Discounted appraisals	Collateral discounts	10% - 15%	12%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of March 31, 2018 and June 30, 2017, are summarized below:

	March 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$79,396	$79,396	$79,396	$—	$—
Commercial paper	239,435	239,435	239,435	—	—
Certificates of deposit in other banks	84,218	84,218	—	84,218	—
Securities available for sale	160,971	160,971	—	160,971	$—
Loans, net	2,424,283	2,356,454	—	—	2,356,454
Loans held for sale	6,071	6,192	—	—	6,192
FHLB stock	29,482	29,482	29,482	—	—
FRB stock	7,301	7,301	7,301	—	—
Accrued interest receivable	9,216	9,216	—	1,335	7,881
Noninterest-bearing and NOW deposits	800,809	800,809	—	800,809	—
Money market accounts	659,791	659,791	—	659,791	—
Savings accounts	220,497	220,497	—	220,497	—
Certificates of deposit	499,227	493,178	—	493,178	—
Borrowings	625,000	624,755	—	624,755	—
Accrued interest payable	806	806	—	806	—

	June 30, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$86,985	$86,985	$86,985	$—	$—
Commercial paper	149,863	149,863	149,863	—	—
Certificates of deposit in other banks	132,274	132,274	—	132,274	—
Securities available for sale	199,667	199,667	—	199,667	—
Loans, net	2,330,319	2,230,683	—	—	2,230,683
Loans held for sale	5,607	5,719	—	—	5,719
FHLB stock	32,071	32,071	32,071	—	—
FRB stock	7,284	7,284	7,284	—	—
Accrued interest receivable	8,758	8,758	331	1,078	7,349
Noninterest-bearing and NOW deposits	779,549	779,549	—	779,549	—
Money market accounts	569,607	569,607	—	569,607	—
Savings accounts	237,149	237,149	—	237,149	—
Certificates of deposit	462,146	458,818	—	458,818	—
Borrowings	696,500	696,500	—	696,500	—
Accrued interest payable	512	512	—	512	—
The Company had off-balance sheet financial commitments, which included approximately $663,245 and $616,483 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at March 31, 2018 and June 30, 2017, respectively (see Note 10). Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of March 31, 2018 and June 30, 2017. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would," and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Board of Governors of the Federal Reserve System (“Federal Reserve”), the North Carolina Office of the Commissioner of Banks (“NCCOB”), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in laws or regulations, changes in regulatory policies and principles or the application or interpretation of laws and regulations by regulatory agencies and tax authorities, including changes in deferred tax asset and liability activity, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; management's assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; statements with respect to our intentions regarding disclosure and other changes resulting from the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"); changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including our 2017 Form 10-K.
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
Overview
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the holding company for HomeTrust Bank in connection with HomeTrust Bank’s conversion from mutual to stock form, which was completed on July 10, 2012 (the “Conversion”). As a bank holding company and financial holding company, HomeTrust Bancshares, Inc. is regulated by the Federal Reserve. As a North Carolina state-chartered bank, and member of the Federal Reserve System, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB” or “FHLB of Atlanta”), which is one of the 12 regional banks in the Federal Home Loan Bank System. Our headquarters is located in Asheville, North Carolina.
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences, including home equity loans and construction and land/lot loans, commercial real estate loans, construction and development loans, commercial and industrial loans, U.S. Small Business Administration ("SBA") loans, indirect automobile loans, and municipal leases. Municipal leases are secured primarily by a ground lease for a firehouse or an equipment lease for fire trucks and firefighting equipment to fire departments located throughout North and South Carolina. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government-sponsored enterprises, as well as, commercial paper and certificates of deposit insured by the FDIC.
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
In recent years, we have expanded our geographic footprint into seven additional markets through strategic acquisitions as well as three de novo commercial loan offices and one de novo branch office. Looking forward, we believe opportunities currently exist within our market areas to grow our franchise. We anticipate organic growth as the local economy and loan demand strengthens, through our marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions occurring in our market areas. We may also seek to expand our franchise through the selective acquisition of individual branches, loan purchases and, to a lesser degree, whole bank transactions that meet our investment and market objectives. We will continue to be disciplined as it pertains to future expansion focusing primarily on organic growth in our current market areas.
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
On March 29, 2018, the Company opened a de novo branch office in Cary, North Carolina.
At March 31, 2018, we had 43 locations in North Carolina (including the Asheville metropolitan area, Greensboro/"Piedmont" region, Charlotte, Raleigh, and Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Critical Accounting Policies and Estimates
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) business combinations and acquired loans, (iii) the valuation of REO, (iv) the valuation of goodwill and other intangible assets, and (v) the valuation of or recognition of deferred tax assets and liabilities. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2017 Form 10-K. There have not been any material changes in the Company's critical accounting policies and estimates during the nine months ended March 31, 2018 as compared to the disclosure contained in the Company's 2017 Form 10-K, with the exception of the revaluation of net deferred tax assets related to the Tax Act. For more information on the revaluation, see Note 7 of the Notes to Consolidated Financial Statements under Item 1 of this report.
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

Management has presented the non-GAAP financial measures in this discussion and analysis excluding merger-related expenses, certain state tax expense, adjustments for the change in federal tax law, and gain from the sale of premises because it believes excluding these items is more indicative of and provides useful and comparative information to assess trends in our core operations while facilitating comparison of the quality and composition of the Company’s earnings over time and in comparison to its competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Nine Months Ended March 31, 2018 and 2017” for more detailed information about our financial performance.
Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

	As of
	March 31,	June 30,	March 31,
(Dollars in thousands, except per share data)	2018	2017	2017
Total stockholders' equity	$401,553	$397,647	$390,746
Less: goodwill, core deposit intangibles, net of taxes	29,589	30,157	30,635
Tangible book value (1)	$371,964	$367,490	$360,111
Common shares outstanding	19,034,868	18,967,875	18,947,176
Tangible book value per share	$19.54	$19.37	$19.01
Book value per share	$21.10	$20.96	$20.62
_________________________________________________________________

(1)	Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
	March 31,	June 30,	March 31,
(Dollars in thousands)	2018	2017	2017
Tangible book value(1)	$371,964	$367,490	$360,111
Total assets	3,270,863	3,206,533	3,165,446
Less: goodwill, core deposit intangibles, net of taxes	29,589	30,157	30,635
Total tangible assets(2)	$3,241,274	$3,176,376	$3,134,811
Tangible equity to tangible assets	11.48%	11.57%	11.49%
_________________________________________________________________

(1)	Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

(2)	Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of net interest income and net interest margin as adjusted to exclude additional FHLB borrowings and proceeds from such borrowings:

	Three Months Ended March 31,
	2018			2017
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets (1)	$2,978,299	$29,671	3.99%	$2,834,362	$27,902	3.94%
Less: Interest-earning assets funded by additional FHLB borrowings (2)	200,000	1,044	2.09%	292,000	886	1.21%
Interest-earning assets - adjusted	$2,778,299	$28,627	4.12%	$2,542,362	$27,016	4.25%

Interest-bearing liabilities	$2,467,383	$4,036	0.65%	$2,367,897	$2,219	0.38%
Additional FHLB borrowings	200,000	728	1.46%	292,000	485	0.66%
Interest-bearing liabilities - adjusted	$2,267,383	$3,308	0.58%	$2,075,897	$1,734	0.33%

Tax equivalent net interest income and net interest margin		$25,635	3.44%		$25,683	3.62%
Tax equivalent net interest income and net interest margin - adjusted		25,319	3.65%		25,282	3.98%
Difference		$316	(0.21)%		$401	(0.36)%

	Nine Months Ended March 31,
	2018			2017
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets (1)	$2,957,171	$87,178	3.93%	$2,627,696	$73,920	3.75%
Less: Interest-earning assets funded by additional FHLB borrowings (2)	233,333	3,068	1.75%	342,333	2,793	1.09%
Interest-earning assets - adjusted	$2,723,838	$84,110	4.12%	$2,285,363	$71,127	4.15%

Interest-bearing liabilities	$2,451,997	$10,969	0.60%	$2,183,363	$5,521	0.34%
Less: Additional FHLB borrowings	233,333	2,233	1.28%	342,333	1,273	0.50%
Interest-bearing liabilities - adjusted	$2,218,664	$8,736	0.53%	$1,841,030	$4,248	0.31%

Tax equivalent net interest income and net interest margin		$76,209	3.44%		$68,399	3.47%
Tax equivalent net interest income and net interest margin - adjusted		75,374	3.69%		66,879	3.90%
Difference		$835	(0.25)%		$1,520	(0.43)%

_________________________________________________________________________________

(1)
Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $406 and $611 for the three months ended March 31, 2018 and 2017, respectively, calculated based on a combined federal and state income tax rate of 30% and 37%, respectively. Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $1,169 and $1,775 for the nine months ended March 31, 2018 and 2017, respectively, calculated based on a combined federal and state tax rate of 30% and 37%, respectively.

(2)
Proceeds from the additional borrowings were invested in various interest-earning assets including: deposits with FRB, FHLB stock, certificates of deposit in other financial institutions, and commercial paper.

Set forth below is a reconciliation to GAAP net income, EPS, ROA, and ROE as adjusted to exclude merger-related expenses, certain state tax expense, adjustments for the change in federal tax law, and gain from the sale of premises and equipment:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	March 31,		March 31,
	2018	2017	2018	2017
Merger-related expenses	$—	$7,401	$—	$7,736
State tax expense adjustment (1)	—	—	133	490
Change in federal tax law adjustment (2)	318	—	18,011	—
Gain from sale of premises and equipment	—	—	(164)	(385)
Total adjustments	318	7,401	17,980	7,841
Tax effect (3)	—	(2,670)	49	(2,621)
Total adjustments, net of tax	318	4,731	18,029	5,220

Net income (GAAP)	6,127	274	1,028	7,081

Net income (non-GAAP)	$6,445	$5,005	$19,057	$12,301

Per Share Data
Average shares outstanding - basic	18,052,000	17,808,920	17,997,997	17,194,466
Average shares outstanding - diluted	18,761,586	18,396,154	18,688,486	17,728,783

Basic EPS
EPS (GAAP)	$0.34	$0.01	$0.06	$0.40
Non-GAAP adjustment	0.02	0.26	1.00	0.29
EPS (non-GAAP)	$0.36	$0.27	$1.06	$0.69

Diluted EPS
EPS (GAAP)	$0.32	$0.01	$0.06	$0.40
Non-GAAP adjustment	0.02	0.26	0.96	0.29
EPS (non-GAAP)	$0.34	$0.27	$1.02	$0.69

Average Balances
Average assets	$3,237,689	$3,117,490	$3,228,402	$2,882,487
Average equity	398,174	385,317	401,863	371,118

ROA
ROA (GAAP)	0.76%	0.04%	0.04%	0.33%
Non-GAAP adjustment	0.04%	0.60%	0.75%	0.24%
ROA (non-GAAP)	0.80%	0.64%	0.79%	0.57%

ROE
ROE (GAAP)	6.16%	0.28%	0.34%	2.54%
Non-GAAP adjustment	0.31%	4.92%	5.98%	1.88%
ROE (non-GAAP)	6.47%	5.20%	6.32%	4.42%
________________________________________________________________________

(1)	State tax adjustment is a result of a decrease in value of our deferred tax assets stemming from recent decreases in North Carolina's corporate tax rate.

(2)	Revaluation of net deferred tax assets due to the Tax Act.

(3)	Tax amounts have been adjusted for certain nondeductible merger-related expenses.

Set forth below is a reconciliation to GAAP of the allowance for loan losses to total loans and the allowance for loan losses as adjusted to exclude acquired loans:

	As of
(Dollars in thousands)	March 31,	June 30,	March 31,
	2018	2017	2017
Total gross loans receivable (GAAP)	$2,446,823	$2,352,415	$2,282,278
Less: acquired loans	288,847	374,538	403,971
Adjusted gross loans (non-GAAP)	$2,157,976	$1,977,877	$1,878,307

Allowance for loan losses (GAAP)	$21,472	$21,151	$21,097
Less: allowance for loan losses on acquired loans	459	727	474
Adjusted allowance for loan losses (non-GAAP)	$21,013	$20,424	$20,623
Adjusted allowance for loan losses / Adjusted gross loans (non-GAAP)	0.97%	1.03%	1.10%

Comparison of Financial Condition at March 31, 2018 and June 30, 2017
General.  Total assets increased $64.3 million, or 2.0% to $3.3 billion at March 31, 2018 from $3.2 billion at June 30, 2017. Total liabilities increased $60.4 million, or 2.2% to $2.9 billion at March 31, 2018 from $2.8 billion at June 30, 2017. Deposit growth of $131.9 million, or 6.4% and the cumulative decrease of $94.3 million, or 22.5% in cash and cash equivalents, certificates of deposit in other financial institutions, and investment securities during the first nine months of fiscal 2018 were used to partially fund the $94.3 million, or 4.0% increase in total loans, the $89.6 million, or 59.8% increase in commercial paper, and reduce borrowings by $71.5 million, or 10.3%. The $23.1 million, or 40.2% decrease in deferred income taxes during the nine months ended March 31, 2018 was driven primarily by the previously mentioned write-down of our DTA and to a lesser extent, the use of net operating losses as our taxable income increased. We continue to utilize our leveraging strategy, where designated short-term FHLB borrowings are invested in various short-term liquid assets to generate additional net interest income, as well as the required purchase of additional FHLB stock which generates increased dividend income; however, we have reduced the amount of assets purchased and liabilities assumed as part of the leveraging strategy during the past year and expect to continue reducing these amounts commensurate with anticipated organic loan growth.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents decreased $7.6 million, or 8.7%, to $79.4 million at March 31, 2018 from $87.0 million at June 30, 2017 mainly due to reduced funds held at the FRB. In conjunction with our leveraging strategy, we purchase commercial paper to take advantage of higher returns with relatively low risk while remaining highly liquid. The commercial paper balance increased $89.6 million, or 59.8% to $239.4 million at March 31, 2018 from $149.9 million at June 30, 2017.
Investments.  Securities available for sale decreased $38.7 million, or 19.4%, to $161.0 million at March 31, 2018 from $199.7 million at June 30, 2017. During the nine months ended March 31, 2018, $19.7 million of securities matured and $16.1 million of principal payments were received. At March 31, 2018, certificates of deposit in other financial institutions decreased $48.1 million, or 36.3% to $84.2 million compared to $132.3 million at June 30, 2017. The decrease in certificates of deposit in other financial institutions was due to $61.3 million in maturities partially offset by $13.2 million in purchases. All certificates of deposit in other financial institutions are fully insured by the FDIC. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We did not believe that there were any other-than-temporary impairments at March 31, 2018; therefore, no impairment losses were recorded during the first nine months of fiscal 2018. Other investments at cost at March 31, 2018 included FRB and FHLB stock totaling $7.3 million and $29.5 million, respectively. In total, other investments decreased $2.6 million, or 6.5% from June 30, 2017 as a result of required redemptions of FHLB stock due to reductions in our FHLB borrowings.
Loans held for sale. Loans held for sale increased $464,000, or 8.3% at March 31, 2018 to $6.1 million from $5.6 million at June 30, 2017. The increase was driven by volume increases as a result of expanding our mortgage operations into our newer market areas and adding additional seasoned loan officers.
Loans.  Net loans receivable increased $94.0 million, or 4.0%, at March 31, 2018 to $2.4 billion from June 30, 2017 primarily due to $91.0 million of organic loan growth.
For the nine-month period ended March 31, 2018, retail loan portfolio originations increased $17.1 million, or 7.7% to $239.6 million from $222.5 million, compared to the same period in the previous year. For the nine-month period ended March 31, 2018, commercial loan portfolio originations increased $42.5 million, or 11.1% to $427.2 million, from $384.7 million, compared to the same period in the previous year.

Retail consumer and commercial loans consist of the following at the dates indicated:

	As of				Percent of total
	March 31,	June 30,	Change		March 31,	June 30,
(Dollars in thousands)	2018	2017	$	%	2018	2017
Retail consumer loans:
One-to-four family	$670,036	$684,089	$(14,053)	(2.1)%	27.4%	29.1%
HELOCs - originated	143,049	157,068	(14,019)	(8.9)	5.8	6.7
HELOCs - purchased	165,680	162,407	3,273	2.0	6.8	6.9
Construction and land/lots	68,121	50,136	17,985	35.9	2.8	2.1
Indirect auto finance	160,664	140,879	19,785	14.0	6.6	6.0
Consumer	11,317	7,900	3,417	43.3	0.5	0.3
Total retail consumer loans	1,218,867	1,202,479	16,388	1.4	49.8	51.1
Commercial loans:
Commercial real estate	810,332	730,408	79,924	10.9	33.1	31.0
Construction and development	184,179	197,966	(13,787)	(7.0)	7.5	8.4
Commercial and industrial	132,337	120,387	11,950	9.9	5.4	5.1
Municipal leases	101,108	101,175	(67)	(0.1)	4.1	4.3
Total commercial loans	1,227,956	1,149,936	78,020	6.8	50.2	48.9
Total loans	$2,446,823	$2,352,415	$94,408	4.0%	100.0%	100.0%
Recently, our expansion into larger metro markets as well as in-market acquisitions combined with improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory in certain markets have led to us significantly increasing originations of construction loans for properties located in our market areas. We have hired experienced commercial real estate relationship managers, credit officers, and developed a construction risk management group to better manage construction risk, as part of our efforts to grow the construction portfolio. We will continue to take a disciplined approach in our construction and land development lending by concentrating our efforts on smaller one-to-four residential loans to builders known to us and developers of commercial real estate and multifamily properties with proven success in this type of construction. At March 31, 2018, construction and land/lots totaled $68.1 million including $54.2 million of one-to-four family construction loans that will roll over to permanent loans upon completion of the construction period. Undisbursed construction and land/lots loan commitments at March 31, 2018 totaled $58.5 million. Total construction and development loans at March 31, 2018, were $184.2 million, excluding unfunded loan commitments of $139.1 million, of which $68.8 million was for non-residential commercial real estate construction, $65.3 million was for land development, $44.2 million was for speculative construction of single family properties, and $5.9 million was for multi-family construction. Undisbursed construction and development loan commitments at March 31, 2018 included $97.2 million of commercial real estate projects, multi-family residential projects of $5.8 million and $36.1 million for the speculative construction of one- to four-family residential properties.
Asset Quality. Our overall asset quality metrics continue to demonstrate our commitment to growing and maintaining a loan portfolio with a moderate risk profile. Nonperforming assets decreased $2.3 million or 11.5% to $17.7 million, or 0.54% of total assets, at March 31, 2018 from $20.0 million, or 0.62% of total assets at June 30, 2017. Nonperforming assets included $12.6 million in nonaccruing loans and $5.1 million in REO at March 31, 2018, compared to $13.7 million and $6.3 million, in nonaccruing loans and REO respectively, at June 30, 2017. Included in nonperforming loans are $3.4 million of loans restructured from their original terms of which $1.5 million were current with respect to their modified payment terms. The decrease in nonaccruing loans was primarily due to loans returning to performing status as payment history and the borrower's financial status improved. At March 31, 2018, $4.6 million, or 36.4%, of nonaccruing loans were current on their loan payments. Purchased credit impaired loans aggregating $3.8 million obtained through prior acquisitions were excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. Nonperforming loans to total loans was 0.52% at March 31, 2018 compared to 0.58% at June 30, 2017.
The ratio of classified assets to total assets decreased to 1.29% at March 31, 2018 from 1.57% at June 30, 2017. Classified assets decreased 16.1% to $42.1 million at March 31, 2018 compared to $50.2 million at June 30, 2017 primarily due to payoffs of three commercial real estate loans totaling $2.6 million, 13 residential one-to-four loans totaling $1.0 million, the decrease in REO of $1.3 million, and other smaller payoffs and upgrades in loans. Delinquent loans (loans delinquent 30 days or more) decreased to $13.5 million at March 31, 2018, from $15.2 million at June 30, 2017 primarily due to the payoff of one commercial real estate loan relationship.
As of March 31, 2018, we had identified $38.5 million of impaired loans compared to $43.0 million at June 30, 2017. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. As of March 31, 2018, there were $16.9 million loans individually evaluated for impairment and $21.6 million were collectively evaluated. For more information on these impaired loans, see Note 5 of the Notes to Consolidated Financial Statements under Item 1 of this report.
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
The allowance for loan losses was $21.5 million, or 0.88% of total loans, at March 31, 2018 compared to $21.2 million, or 0.90% of total loans, at June 30, 2017. The allowance for loan losses to gross loans excluding acquired loans was 0.97% at March 31, 2018, compared to 1.03% at June 30, 2017. Loans acquired from acquisitions are recorded at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these acquired loans unless the credit quality deteriorates further subsequent to the acquisition. The allowance for our acquired loans at March 31, 2018 was $460,000 compared to $727,000 at June 30, 2017.
There was no provision for loan loss during the three and nine months ended March 31, 2018 and 2017 as the allowance for loan losses required by our loan growth was offset by continued improvements in our asset quality. Net loan recoveries totaled $382,000 for the three months ended March 31, 2018 compared to $111,000 for the same period during the prior fiscal year. Net recoveries totaled $321,000 for the nine months ended March 31, 2018 compared to net charge offs $195,000 for the same period during the prior fiscal year. Net recoveries as a percentage of average loans increased to (0.06)% for the three months ended March 31, 2018 from (0.02)% for the same period last fiscal year. Net recoveries as a percentage of average loans increased to (0.02)% for the nine months ended March 31, 2018 compared to net charge offs of 0.01% for the same period last fiscal year.
The allowance as a percentage of nonaccruing loans increased to 169.71% at March 31, 2018 from 154.77% at June 30, 2017.
We believe that the allowance for loan losses as of March 31, 2018 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Real estate owned. REO decreased $1.3 million, to $5.1 million at March 31, 2018 primarily due to $2.3 million in REO sales during the nine months ended March 31, 2018, partially offset by $1.2 million in properties transferred to REO and a gain on sale of REO of $387,000 during the period. The total balance of REO at March 31, 2018 included $1.8 million in land, construction and development projects (both residential and commercial), $1.8 million in commercial real estate, and $1.5 million in single-family homes.
Deferred income taxes. Deferred income taxes decreased $23.1 million, or 40.2%, to $34.3 million at March 31, 2018 from $57.4 million at June 30, 2017. The decrease was primarily driven by the revaluation of deferred tax assets as a result of the Tax Act, the realization of net operating losses through increases in taxable income, and to a lesser extent, the revaluation of deferred tax assets relating to a change in North Carolina's corporate tax rate, as discussed below. For more information on the Tax Act's impact on the Company's deferred income taxes, see Note 7 of the Notes to Consolidated Financial Statements under Item 1 of this report.
Goodwill. Goodwill remained at $25.6 million at March 31, 2018 and June 30, 2017.
Deposits.  Deposits increased $131.9 million, or 6.4%, to $2.2 billion at March 31, 2018 as compared to $2.0 billion at June 30, 2017. The increase was primarily due to an increase of $94.8 million in our core deposits (which excludes certificates of deposit) as a result of recent deposit gathering initiatives and a $63.5 million increase in brokered deposits, partially offset by a $26.5 million managed run off in our higher costing certificates of deposit as we competed less aggressively for time deposits.
The following table sets forth our deposits by type of deposit account as of the dates indicated:

	As of				Percent of total
	March 31,	June 30,	Change		March 31,	June 30,
(Dollars in thousands)	2018	2017	$	%	2018	2017
Core deposits:
Noninterest-bearing accounts	$303,875	$310,172	$(6,297)	(2.0)%	13.9%	15.1%
NOW accounts	496,934	469,377	27,557	5.9%	22.8%	22.9%
Money market accounts	659,791	569,607	90,184	15.8%	30.3%	27.8%
Savings accounts	220,497	237,149	(16,652)	(7.0)%	10.1%	11.6%
Core deposits	1,681,097	1,586,305	94,792	6.0%	77.1%	77.4%
Certificates of deposit	499,227	462,146	37,081	8.0%	22.9%	22.6%
Total	$2,180,324	$2,048,451	$131,873	6.4%	100.0%	100.0%
Borrowings.  Borrowings decreased to $625.0 million at March 31, 2018 from $696.5 million at June 30, 2017. A total of $355.0 million of these FHLB advances have maturities of less than 90 days with a weighted average interest rate of 1.70% at March 31, 2018.

Equity.  Stockholders' equity at March 31, 2018 increased $3.9 million to $401.6 million from $397.6 million at June 30, 2017. The increase was primarily driven by $1.0 million in net income, $2.6 million in stock-based compensation, and $680,000 in a cumulative adjustment for the adoption of Accounting Standard Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," partially offset by a $1.5 million decrease in other comprehensive income representing unrealized losses on investment securities, net of tax.

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

	For the Three Months Ended March 31,
	2018			2017
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable(1)	$2,431,723	$26,761	4.40%	$2,244,677	$25,358	4.52%
Deposits in other financial institutions	126,933	442	1.39%	175,475	454	1.04%
Investment securities	165,219	916	2.22%	218,990	1,244	2.27%
Other interest-earning assets(3)	254,424	1,552	2.44%	195,220	846	1.73%
Total interest-earning assets	2,978,299	29,671	3.99%	2,834,362	27,902	3.94%
Other assets	259,390			283,128
Total assets	3,237,689			3,117,490
Liabilities and equity:
Interest-bearing deposits:
Interest-bearing checking accounts	480,650	236	0.20%	447,426	216	0.19%
Money market accounts	657,214	633	0.39%	562,286	336	0.24%
Savings accounts	221,214	72	0.13%	251,448	87	0.14%
Certificate accounts	445,328	681	0.61%	501,016	576	0.46%
Total interest-bearing deposits	1,804,406	1,622	0.34%	1,762,176	1,215	0.28%
Borrowings	662,977	2,414	1.46%	605,721	1,004	0.66%
Total interest-bearing liabilities	2,467,383	4,036	0.65%	2,367,897	2,219	0.38%
Noninterest-bearing deposits	308,955			297,719
Other liabilities	63,177			66,557
Total liabilities	2,839,515			2,732,173
Stockholders' equity	398,174			385,317
Total liabilities and stockholders' equity	$3,237,689			$3,117,490

Net earning assets	$510,916			$466,465
Average interest-earning assets to
average interest-bearing liabilities	120.71%			119.70%
Tax-equivalent:
Net interest income		$25,635			$25,683
Interest rate spread			3.34%			3.56%
Net interest margin(4)			3.44%			3.62%
Non-tax-equivalent:
Net interest income		$25,229			$25,072
Interest rate spread			3.28%			3.48%
Net interest margin(4)			3.39%			3.54%
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $406 and $611 for the three months ended March 31, 2018 and 2017, respectively, calculated based on a combined federal and state tax rate of 30% and 37%, respectively.
(3) The average other interest-earning assets consists of FRB stock, FHLB stock, and commercial paper. See Comparison of Results of Operation for the Three Months Ended March 31, 2018 for discussion of our leveraging strategy.
(4) Net interest income divided by average interest-earning assets.

	For the Nine Months Ended March 31,
	2018			2017
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable(1)	$2,399,753	$78,914	4.38%	$2,000,966	$66,873	4.46%
Deposits in other financial institutions	145,761	1,494	1.37%	181,770	1,429	1.05%
Investment securities	176,726	2,791	2.11%	201,301	2,986	1.98%
Other interest-earning assets(3)	234,931	3,979	2.26%	243,659	2,632	1.44%
Total interest-earning assets	2,957,171	87,178	3.93%	2,627,696	73,920	3.75%
Other assets	271,231			254,791
Total assets	$3,228,402			$2,882,487
Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	471,618	688	0.19%	418,654	561	0.18%
Money market accounts	635,645	1,695	0.36%	532,998	1,034	0.26%
Savings accounts	227,413	225	0.13%	223,749	227	0.14%
Certificate accounts	447,950	1,901	0.57%	446,315	1,533	0.46%
Total interest-bearing deposits	1,782,626	4,509	0.34%	1,621,716	3,355	0.28%
Borrowings	669,371	6,460	1.29%	561,647	2,166	0.51%
Total interest-bearing liabilities	2,451,997	10,969	0.60%	2,183,363	5,521	0.34%
Noninterest-bearing deposits	309,162			263,382
Other liabilities	65,380			64,624
Total liabilities	2,826,539			2,511,369
Stockholders' equity	401,863			371,118
Total liabilities and stockholders' equity	$3,228,402			$2,882,487

Net earning assets	$505,174			$444,333
Average interest-earning assets to
average interest-bearing liabilities	120.60%			120.35%
Tax-equivalent:
Net interest income		$76,209			$68,399
Interest rate spread			3.33%			3.41%
Net interest margin(4)			3.44%			3.47%
Non-tax-equivalent:
Net interest income		$75,040			$66,624
Interest rate spread			3.28%			3.32%
Net interest margin(4)			3.38%			3.38%
__________________
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $1,169 and $1,775 for the nine months ended March 31, 2018 and 2017, respectively, calculated based on a combined federal and state tax rate of 30% and 37%, respectively.
(3) The average other interest-earning assets consists of FRB stock, FHLB stock, and commercial paper. See Comparison of Results of Operation for the Nine Months Ended March 31, 2018 for discussion of our leveraging strategy.
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

	Three Months Ended March 31, 2018
	Compared to
	Three Months Ended March 31, 2017
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$2,112	$(709)	$1,403
Deposits in other financial institutions	(126)	114	(12)
Investment securities	(306)	(22)	(328)
Other interest-earning assets	256	450	706
Total interest-earning assets	$1,936	$(167)	$1,769
Interest-bearing liabilities:
Interest-bearing checking accounts	$16	$4	$20
Money market accounts	57	240	297
Savings accounts	(10)	(5)	(15)
Certificate accounts	(64)	169	105
Borrowings	95	1,315	1,410
Total interest-bearing liabilities	94	1,723	1,817
Net increase (decrease) in tax equivalent interest income	$1,842	$(1,890)	$(48)

	Nine Months Ended March 31, 2018
	Compared to
	Nine Months Ended March 31, 2017
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$13,328	$(1,287)	$12,041
Deposits in other financial institutions	(284)	349	65
Investment securities	(365)	170	(195)
Other interest-earning assets	(94)	1,441	1,347
Total interest-earning assets	12,585	673	13,258
Interest-bearing liabilities:
Interest-bearing checking accounts	$71	$56	$127
Money market accounts	199	462	661
Savings accounts	4	(6)	(2)
Certificate accounts	5	363	368
Borrowings	416	3,878	4,294
Total interest-bearing liabilities	695	4,753	5,448
Net increase (decrease) in tax equivalent interest income	$11,890	$(4,080)	$7,810
_____________
(1) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $406 and $611 for the three months ended March 31, 2018 and 2017, respectively, calculated based on a combined federal and state income tax rate of 30% and 37%. Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $1,169 and $1,775 for the nine months ended March 31, 2018 and 2017, respectively, calculated based on a combined federal and state income tax rate of 30% and 37%.

Comparison of Results of Operation for the Three Months Ended March 31, 2018 and 2017
General.  During the three months ended March 31, 2018, we had net income of $6.1 million, compared to $274,000 for the three months ended March 31, 2017. The Company's diluted earnings per share was $0.32 for the three months ended March 31, 2018 compared to $0.01 for the same period in fiscal 2017. The current quarter results did not include any merger-related expenses. The results in the quarter ended March 31, 2017 included $7.4 million of acquisition-related expenses related to the acquisition of TriSummit and its wholly-owned subsidiary TriSummit Bank, which net of tax benefit, reduced net income by $0.26 per diluted share. In addition, we incurred an additional $318,000 in income tax expense to establish a tax valuation allowance on our AMT credit as a result of the enactment of the Tax Act. Net income and diluted earnings per share before the change in the valuation allowance for AMT credits and prior year merger-related expenses for the quarter ended March 31, 2018 was $6.4 million and $0.34, compared to $5.0 million and $0.27, respectively.
Net Interest Income. Net interest income increased $157,000, or 0.6% to $25.2 million for the quarter ended March 31, 2018 compared to $25.1 million for the corresponding period in 2017. The increase in net interest income for the quarter ended March 31, 2018 was driven by a $2.0 million, or 7.2% increase in interest and dividend income due primarily to an increase in average interest-earning assets, partially offset by a $1.8 million increase in interest expense.
Average interest-earning assets increased $143.9 million, or 5.1% to $3.0 billion for the quarter ended March 31, 2018 compared to $2.8 billion for the corresponding quarter in fiscal 2017. The average balance of loans receivable for the quarter ended March 31, 2018 increased $187.0 million, or 8.3% due to organic loan growth. The average balance of other interest-earning assets increased $59.2 million, or 30.3% primarily due to increases in commercial paper investments. These increases were mainly funded by the cumulative decrease of $102.3 million, or 25.9% in average interest-earning deposits in other financial institutions and investment securities, an increase in average interest-bearing deposits of $42.3 million, or 2.4%, and an increase in average FHLB borrowings of $57.3 million, or 9.5% as compared to the same quarter last year. Net interest margin (on a fully taxable-equivalent basis) for the three months ended March 31, 2018 decreased to 3.44% from 3.62% for the same period a year ago. During the three months ended March 31, 2018 our leveraging strategy produced an additional $1.0 million in interest and dividend income at an average yield of 2.09%, while the average cost of the borrowings was 1.46%, resulting in approximately $316,000 in net interest income. During the same quarter in the prior fiscal year, our leveraging strategy produced an additional $886,000 in interest and dividend income at an average yield of 1.21%, while the average cost of the borrowings was 0.66%, resulting in approximately $401,000 in net interest income. Excluding the effects of the leveraging strategy, the tax equivalent net interest margin would be 3.65% and 3.98% for the quarters ended March 31, 2018 and 2017, respectively.
Total interest and dividend income increased $2.0 million, or 7.2% for the three months ended March 31, 2018 as compared to the same period last year, which was primarily driven by a $1.6 million, or 6.5% increase in loan interest income and a $630,000, or 72.6% increase in interest income from certificates of deposit and other interest-bearing deposits, partially offset by a $327,000, or 26.3% decrease in interest income from securities available for sale. The additional loan interest income was primarily due to the increase in the average balance of loans receivable and was partially offset by lower loan yields. Average loan yields decreased 12 basis points to 4.40% for the quarter ended March 31, 2018 from 4.52% in the corresponding quarter from last year primarily due to a $1.4 million, or 60.9% decrease in the accretion of purchase discounts on acquired loans as a result of reduced prepayments. Accretable income on acquired loans stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on the PCI loan pools and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter. For the quarters ended March 31, 2018 and 2017, the average loan yields included 14 and 40 basis points, respectively, from the accretion of purchase discounts on acquired loans.
Total interest expense increased $1.8 million, or 81.9% for the quarter ended March 31, 2018 compared to the same period last year. This increase was primarily related to our recent deposit gathering initiatives contributing to a $42.2 million, or 2.4% increase in the average balance of interest-bearing deposits. In addition, average borrowings, consisting primarily of short-term FHLB advances, increased by $57.3 million to $663.0 million due to funding for loan growth along with a 80 basis point increase in the average cost of such borrowings during the quarter as compared to the same quarter last year. The overall average cost of funds increased 27 basis points to 0.65% for the current quarter as compared to the same quarter last year due primarily to the impact of the recent increases in the target federal funds rate on our borrowings.
Provision for Loan Losses. During the three months ended March 31, 2018 and 2017, there was no provision for loan losses as improved credit quality measures have been sufficient to cover reserves needed for loan growth and changes in the mix of loans. Net loan recoveries totaled $382,000 for the three months ended March 31, 2018 compared to $111,000 for the same period last year. Net recoveries as a percentage of average loans increased to (0.06)% for the three months ended March 31, 2018 from (0.02%) for the same period last fiscal year.
See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $1.2 million, or 33.5%, to $4.9 million for the three months ended March 31, 2018 from $3.7 million in the comparative quarter of 2017. The leading factors of the increase included a $333,000, or 17.8% increase in service charges on deposit accounts as a result of the increase in deposit accounts and related fees; a $629,000, or 80.5% increase in loan income from the gain on sale of mortgage loans and various commercial loan-related fees driven by the commencing of originations and sales of the guaranteed portion of U.S. Small Business Administration ("SBA") commercial loans; and a $250,000, or 47.3% increase in other noninterest income mainly from investments in small business investment companies.

Noninterest Expense.  Noninterest expense for the quarter ended March 31, 2018 decreased $7.5 million, or 26.0%, to $21.3 million compared to $28.8 million for the quarter ended March 31, 2017, which was driven by the absence of $7.4 million in merger-related expenses for the TriSummit acquisition that occurred during the same quarter of last year.
Income Taxes.  The Company had income tax expense of $2.7 million for the three months ended March 31, 2018, an increase of $3.0 million compared to the $325,100 income tax benefit for the three months ended March 31, 2017. Excluding the effect of Tax Act, the additional income tax expense was due to higher taxable income. For more information on the Tax Act's impact on the Company's income tax expense, see Note 7 of the Notes to Consolidated Financial Statements under Item 1 of this report.
Comparison of Results of Operation for the Nine Months Ended March 31, 2018 and 2017
General.  During the nine months ended March 31, 2018, we had net income of $1.0 million compared to $7.1 million for the nine months ended March 31, 2017. Diluted earnings per share was $0.06 for the first nine months of fiscal year 2018, compared to $0.40 per share in the same period in fiscal 2017. Earnings for the nine months ended March 31, 2018 included an estimated $18.0 million write-down of deferred tax assets following a deferred tax revaluation of our DTA resulting from the Tax Act with no comparable charge in the same 2017 period, which was partially offset by the absence of the previously mentioned merger-related expenses. Net income and diluted earnings per share before the change in the federal tax rate, prior year merger-related expenses, certain state income tax expenses, and gains from the sale of premises and equipment for the nine months ended March 31, 2018 was $19.1 million and $1.02, compared to $12.3 million and $0.69, respectively.
Net Interest Income. Net interest income increased $8.4 million, or 12.6% to $75.0 million for the nine months ended March 31, 2018 compared to $66.6 million for the nine months ended March 31, 2017. This increase in net interest income was driven by an $13.9 million, or 19.2% increase in interest and dividend income partially offset by a $5.4 million, or 98.7% increase in interest expense.
Average interest-earning assets increased $329.5 million, or 12.5% to $3.0 billion for the nine months ended March 31, 2018 compared to $2.6 billion in the same period in fiscal 2017. The $398.8 million, or 19.9% increase in average balance of total loans receivable for the nine months ended March 31, 2018 was due to the TriSummit acquisition and increased organic loan growth, which was mainly funded by the cumulative decrease of $69.3 million, or 11.1% in average interest-earning deposits in other financial institutions, investment securities, and other interest-earning assets, an increase in average interest-bearing deposits of $160.9 million, or 9.9% and an increase in average FHLB borrowings of $107.7 million, or 19.2%. Net interest margin (on a fully taxable-equivalent basis) for the nine months ended March 31, 2018 decreased three basis points to 3.44% from 3.47% for the period last year. For the nine months ended March 31, 2018, our leveraging strategy produced an additional $3.1 million in interest and dividend income at an average yield of 1.75%, while the average cost of the borrowings was 1.28%, resulting in approximately $835,000 in net interest income. Our leveraging strategy produced an additional $2.8 million in interest and dividend income at an average yield of 1.09% during the corresponding period in fiscal 2017, while the average cost of the borrowings was 0.50%, resulting in approximately $1.5 million in net interest income. Excluding the effects of the leveraging strategy, the tax equivalent net interest margin would be 3.69% and 3.90% for the nine months ended March 31, 2018 and 2017, respectively.
Total interest and dividend income increased $13.9 million, or 19.2% for the nine months ended March 31, 2018 as compared to the same period last year. The increase was primarily driven by an $12.6 million, or 19.4% increase in loan interest income and a $1.1 million, or 39.3% increase in certificates of deposit and other interest-bearing deposits. The additional loan interest income was primarily due to the increase in the average balance of loans receivable, which was partially offset by a $2.3 million decrease in the accretion of purchase discounts on acquired loans to $2.6 million for the nine months ended March 31, 2018 from $4.8 million for the same period in fiscal 2017, as a result of full repayments of several loans with large discounts in the previous year. Overall, average loan yields decreased eight basis points to 4.38% for the nine months ended March 31, 2018 from 4.46% in the fiscal 2017 period. Excluding the effects of the accretion on purchase discounts on acquired loans, loan yields increased 11 basis points to 4.24% for the nine months ended March 31, 2018 compared to 4.13% in the same period last year.
Total interest expense increased $5.4 million, or 98.7% to $11.0 million for the nine months ended March 31, 2018 from $5.6 million for the same period last year. This increase was primarily related to the increase in average interest-bearing deposits and borrowings; and the corresponding increase in cost of six and 78 basis points, respectively. The overall cost of funds increased 26 basis points to 0.60% for the nine months ended March 31, 2018 compared to 0.34% in the corresponding period last year.
Provision for Loan Losses.  There was no provision for loan losses during the nine months ended March 31, 2018 or 2017. Net recoveries for the nine months ended March 31, 2018 were $321,000 compared to net charge-offs of $195,000 for the same period in fiscal 2017. Net recoveries as a percentage of average loans was (0.02)% for the nine months ended March 31, 2018 compared to net charge-offs of 0.01% for the same period last fiscal year.
See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $2.4 million, or 20.4%, to $14.3 million for the nine months ended March 31, 2018 from $11.9 million for the nine months ended March 31, 2017. The increase was primarily the result of a $756,000, or 13.3% increase in service charges on deposit accounts; a $1.2 million, or 43.8% increase in loan income from the gain on sale of mortgage loans and various commercial loan-related fees; and $664,000, or 42.9% increase in other noninterest income. Partially offsetting these increases was a $221,000, or 57.4% decrease in gains from the sale of premises and equipment for the nine months ended March 31, 2018 compared to the same period last year.
Noninterest Expense.  Noninterest expense for the nine months ended March 31, 2018 decreased $4.8 million, or 7.1%, to $63.6 million compared to $68.4 million for the nine months ended March 31, 2017. The decrease was primarily a result of the absence of the previously mentioned merger-related expenses; a $157,000, or 12.4% decrease in marketing and advertising; and a $348,000, or 27.7% decrease in REO related expenses primarily as a result of fewer REO properties held. Partially offsetting these decreases was the additional expenses related to the TriSummit acquisition as shown in the cumulative increase of $3.1 million, or 6.2% in salaries and employee benefits; net occupancy expense; telephone, postage,and supplies; and other expenses for the nine months ended March 31, 2018 compared to the same period last year. Deposit insurance premiums increased $361,000, or 40.8% as the net asset base has increased.
Income Taxes.  For the nine months ended March 31, 2018, the Company's income tax expense was $24.7 million compared to $3.0 million for the nine months ended March 31, 2017. The increase was mainly driven by the reduction in the federal corporate income tax rate, which required the Company to revalue our DTA and establish the tax valuation allowance on our AMT credits as discussed above, resulting in an $18.0 million adjustment through income tax expense; and to a lesser extent higher pre-tax income. In addition, for the nine months ended March 31, 2018 and 2017, the Company incurred a charge of $133,000 and $490,000, respectively, related to the decrease in value of our DTA based on decreases in North Carolina's corporate tax rate.
Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2018, the Bank had an available borrowing capacity of $65.9 million with the FHLB of Atlanta, a $126.1 million line of credit with the FRB and three lines of credit with three unaffiliated banks totaling $60.0 million. At March 31, 2018, we had $625.0 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At March 31, 2018 brokered deposits totaled $83.1 million, or 3.8% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities and commercial paper. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. The Company's primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2018, the Company (on an unconsolidated basis) had liquid assets of $21.0 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2018, the total approved loan commitments and unused lines of credit outstanding amounted to $192.7 million and $470.6 million, respectively, as compared to $202.1 million and $414.4 million, respectively, as of June 30, 2017. Certificates of deposit scheduled to mature in one year or less at March 31, 2018, totaled $290.2 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During the first nine months of fiscal 2018, cash and cash equivalents decreased $7.6 million, or 8.7%, from $87.0 million as of June 30, 2017 to $79.4 million as of March 31, 2018. Cash provided by operating and financing activities was $24.9 million and $60.4 million, respectively; while cash used in investing activities was $92.9 million. Primary sources of cash for the nine months ended March 31, 2018 included $19.7 million in proceeds from the maturity of securities available for sale, $48.1 million in maturing certificates of deposit in other financial institutions, net of purchases, $16.1 million in principal repayments from mortgage-backed securities, and a $131.9 million increase in deposits. Primary uses of cash during the period included a net increase in commercial paper of $87.1 million, an increase in loans of $92.8 million, and a $71.5 million decrease in borrowings. All sources and uses of cash reflect our cash management strategy to increase our number of higher yielding investments and loans by increasing lower costing borrowings and reducing our holdings in lower yielding investments.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the nine months ended March 31, 2018, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at March 31, 2018, is as follows (in thousands):

Undisbursed portion of construction loans	$139,090
Commitments to make loans	53,569
Unused lines of credit	470,586
Unused letters of credit	9,975
Total loan commitments	$673,220
Capital Resources
At March 31, 2018, stockholder's equity totaled $401.6 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.
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
At March 31, 2018, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at March 31, 2018 under applicable regulatory requirements.

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.

As of March 31, 2018
Common Equity Tier I Capital to Risk-Weighted Assets	$362,781	12.94%	$126,188	4.50%	$182,271	6.50%
Tier I Capital (to Total Adjusted Assets)	$362,781	11.34%	$127,910	4.00%	$159,887	5.00%
Tier I Capital (to Risk-weighted Assets)	$362,781	12.94%	$168,250	6.00%	$224,334	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$384,708	13.72%	$224,334	8.00%	$280,417	10.00%

As of June 30, 2017
Common Equity Tier I Capital to Risk-Weighted Assets	$342,664	13.07%	$118,024	4.50%	$170,478	6.50%
Tier I Capital (to Total Adjusted Assets)	$342,664	11.13%	$123,149	4.00%	$153,936	5.00%
Tier I Capital (to Risk-weighted Assets)	$342,664	13.07%	$157,365	6.00%	$209,820	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$364,269	13.89%	$209,820	8.00%	$262,275	10.00%

HomeTrust Bank:

As of March 31, 2018
Common Equity Tier I Capital to Risk-Weighted Assets	$326,352	11.67%	$125,849	4.50%	$181,781	6.50%
Tier I Capital (to Total Adjusted Assets)	$326,352	10.23%	$127,627	4.00%	$159,533	5.00%
Tier I Capital (to Risk-weighted Assets)	$326,352	11.67%	$167,798	6.00%	$223,731	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$348,147	12.45%	$223,731	8.00%	$279,664	10.00%

As of June 30, 2017
Common Equity Tier I Capital to Risk-Weighted Assets	$305,216	11.68%	$117,560	4.50%	$169,809	6.50%
Tier I Capital (to Total Adjusted Assets)	$305,216	9.97%	$122,453	4.00%	$153,066	5.00%
Tier I Capital (to Risk-weighted Assets)	$305,216	11.68%	$156,747	6.00%	$208,996	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$326,635	12.50%	$208,996	8.00%	$261,245	10.00%
In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total risk-based capital ratios, HomeTrust Bancshares, Inc. and the Bank now have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement has phased in starting in January 2016 at an amount more than 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount more than 2.5% of risk-weighted assets in January 2019. At March 31, 2018, the Bank’s CET1 capital exceeded the required capital conservation buffer of an amount more than 1.875%.
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
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2018, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2018, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings
The "Litigation" section of Note 10 to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2018:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
January 1 - January 31, 2018	—	$—	—	443,155
February 1 - February 28, 2018	—	—	—	443,155
March 1 - March 31, 2018	—	—	—	443,155
Total	—	$—	—	443,155
On December 15, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to 922,855 shares of the Company's common stock, representing 5% of the Company's outstanding shares at the time of the announcement. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of March 31, 2018, 479,700 of the shares approved on December 15, 2015 had been purchased at an average price of $18.00.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: May 10, 2018	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: May 10, 2018	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Agreement and Plan of Merger, dated as of September 20, 2016, by and between HomeTrust Bancshares, Inc. and TriSummit Bancorp, Inc.	(a)
3.1	Charter of HomeTrust Bancshares, Inc.	(b)
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.'s Junior Participating Preferred Stock, Series A	(c)
3.3	Amended and Restated Bylaws of HomeTrust Bancshares, Inc.	(p)
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Registrar and Transfer Company, as Rights Agent	(d)
4.2
Amendment No. 1, dated as of August 31, 2015, to Tax Benefit Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Computershare Trust Company, N.A., as successor rights agent to Registrar and Transfer Company
(l)
10.1	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(o)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(d)
10.3	Employment Agreement entered into between HomeTrust Bancshares, Inc. and each of Tony J. VunCannon and Howard L. Sellinger	(b)
10.4	Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(d)
10.5	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(b)
10.6	Employment Agreement between HomeTrust Bank and Stan Allen	(b)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(b)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(b)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(b)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(b)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(b)
10.7E	SERP Joinder Agreement for Stan Allen	(b)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(b)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(b)
10.7H	SERP Joinder Agreement for William T. Flynt	(b)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(f)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(b)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(b)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(b)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(b)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(b)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(b)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(b)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(b)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(b)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(b)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(b)
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(m)
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(g)
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(h)
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(h)

10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(h)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(h)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(h)
10.19	Fully Restated Employment Agreement between HomeTrust Bank and Anderson L. Smith	(i)
10.20	Amended and Restated Jefferson Federal Bank Supplemental Executive Retirement Plan	(l)
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(k)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(k)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(k)
10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(k)
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(k)
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(k)
10.27	Offer Letter between HomeTrust Bank and Keith J. Houghton	(m)
10.28	Form of Relocation Repayment Agreement between HomeTrust Bank and Keith J. Houghton	(m)
10.29	Form of Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and each of Keith J. Houghton and R. Parrish Little	(m)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101

(a)	Attached as Appendix A to the proxy statement/prospectus filed by HomeTrust Bancshares on November 2, 2016 pursuant to Rule 424(b) of the Securities Act of 1933.

(b)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(c)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(d)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).

(e)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).

(f)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(g)	Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(h)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(i)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).

(j)	Filed as an exhibit to Jefferson Bancshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(k)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(l)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on August 31, 2015 (File No. 001-35593)

(m)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).

(n)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2016 (File No. 001-35593)

(o)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35593).

(p)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on May 1, 2018 (File No. 001-35593)