Form 10-K
period 2018-06-30
HomeTrust Bancshares, Inc.
filed 2018-09-13
CIK 1538263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2018
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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X].
As of September 10, 2018, there were issued and outstanding 19,015,568 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock as of December 31, 2017, was $472.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).

HOMETRUST BANCSHARES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2018

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

PART I
Item 1. Business
General
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the holding company for HomeTrust Bank in connection with HomeTrust Bank’s conversion from mutual to stock form, which was completed on July 10, 2012 (the “Conversion”). As a bank holding company and financial holding company, HomeTrust Bancshares, Inc. is regulated by the Federal Reserve. At June 30, 2018, the Company had consolidated total assets of $3.3 billion, total deposits of $2.2 billion and stockholders’ equity of $409.2 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank and its subsidiary. As a North Carolina state-chartered bank, and member of the Federal Reserve System, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB” or “FHLB of Atlanta”), which is one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB System”). Our headquarters is located in Asheville, North Carolina.
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
Starting in 2013, we entered seven attractive markets through various acquisitions and new office openings, as well as expanded our product lines. New locations and markets included:

•	BankGreenville Financial Corporation (“BankGreenville”) - one office in Greenville, South Carolina (acquired in July 2013)

•	Jefferson Bancshares, Inc. (“Jefferson”) - nine offices across East Tennessee (acquired in May 2014)

•	Commercial loan production office ("LPO") in Roanoke, Virginia (opened in July 2014)

•	Bank of Commerce - one office in Charlotte, North Carolina (acquired in July 2014)

•	Ten Bank of America Branch Offices - nine in southwest Virginia, one in Eden, North Carolina (acquired in November 2014)

•	Commercial LPO in Raleigh, North Carolina (opened in November 2014) and later converted into full service branch (converted in April 2017)

•	United Financial of North Carolina, Inc. ("United Financial") - municipal lease company headquartered in Fletcher, North Carolina (acquired in December 2016)

•	TriSummit Bancorp, Inc. ("TriSummit") - six offices in East Tennessee (acquired in January 2017)

•	Commercial LPO Greensboro, North Carolina (opened in August 2017)

•	De novo branch in Cary, North Carolina (Opened in March 2018)
By expanding our geographic footprint and hiring local experienced talent, we have built a foundation that allows us to focus on organic growth, while maintaining "Our Commitment to the Customer Experience" that has differentiated our brand and characterized our success to date.
Our mission is to create stockholder value by building relationships with our employees, customers, and communities. By building a platform that supports growth and profitability, we are continuing our transition toward becoming a high-performing community bank and helping our customers every day to be "Ready For What's Next."
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences including home equity loans, construction and land/lot loans, commercial real estate loans, construction and development loans, commercial and industrial loans, U.S. Small Business Administration ("SBA") loans, equipment finance leases, indirect automobile loans, and municipal leases. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government-sponsored enterprises, as well as, commercial paper and certificates of deposit insured by the FDIC.
We offer a variety of deposit accounts for individuals, businesses, and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.

Market Areas
HomeTrust Bank operates in nine metropolitan statistical areas ("MSAs"): Asheville, NC, with a population of 456,000 as of June 2017; Charlotte-Concord-Gastonia, NC-SC, with a population of 2.5 million as of June 2017; Greensboro, NC, with a population of 761,000 as of June 2017; Greenville-Anderson-Mauldin, SC, with a population of 896,000 as of June 2017; Johnson City, TN, with a population of 202,000 as of June 2017; Kingsport-Bristol-Bristol, TN-VA, with a population of 307,000 as of June 2017; Knoxville, TN, with a population of 877,000 as of June 2017; Morristown, TN, with a population of 118,000 as of June 2017; Roanoke, VA, with a population of 314,000 as of June 2017; and Raleigh, NC, with a population of 1.3 million as of June 2017 according to the United State Census Bureau.
Asheville is known for its natural beauty, scenic surroundings, and its vibrant cultural and arts community that parallels that of many larger cities in the United States. It is home to a number of historical attractions, the most prominent of which is the Biltmore Estate, a historic mansion with gardens and a winery that draws approximately one million tourists each year. Due to its scenic location and diverse cultural and historical offerings, the Asheville metropolitan area is a popular destination for tourists, which continues to positively impact our local economy. In addition, affordable housing prices, compared to many bigger cities, combined with the region’s favorable climate have also made the Asheville metropolitan area an increasingly attractive destination for retirees seeking to relocate from other parts of the United States. The area has several major employers which include: Buncombe County Public Schools, City of Asheville, Mission Health System and Hospital, The Biltmore Company, Ingles Markets, Inc., and the VA Medical Center. Also supporting the economy is the Asheville Regional Airport that transports over one million passengers a year as well as numerous colleges and universities, medical centers, and arts and entertainment facilities. HomeTrust Bank is the only community bank headquartered in this vibrant and growing market.
The Charlotte-Concord-Gastonia, NC-SC metropolitan area is located in both North and South Carolina, within and surrounding the city of Charlotte. Located in the Piedmont region of the Southeastern United States, the Charlotte metropolitan area is well known for its lower cost of living, diversified economy, national sports teams, and thriving arts community that has led it to be one of the highest in-migration cities in the country according to the Charlotte Chamber. The region is headquarters to several Fortune 500 and Fortune 1000 companies, including Bank of America, Duke Energy, Sealed Air, Nucor Steel, Sonic Automotive, and Lowe's Home Improvement Stores. The Charlotte MSA is the largest in the Carolinas.
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
The Greensboro, NC metropolitan area is centrally located in North Carolina. Major employment sectors for the MSA include services, manufacturing, government, financial activities, and retail trade. Major employers for the MSA include Guilford County Schools, Guilford County, Cone Health, and the City of Greensboro.
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
The Knoxville, TN metropolitan area is located where the French Broad and Holston Rivers converge to form the Tennessee River. It is the largest city in East Tennessee and ranks third largest in the state. It is located in a broad valley between the Cumberland Mountains to the northwest and the Great Smoky Mountains to the southeast. The Knoxville area is frequently cited in national surveys, including Livability.com's Top 10 Best Affordable Places to Live. The University of Tennessee calls Knoxville home, with over 28,000 students, making an array of educational and cultural opportunities available to area residents. Affordable housing, health care costs below the national average, a low crime rate, and a pleasant climate and location with nearby lakes and mountains are factors which make Knoxville an attractive place to settle. Major employment sectors in the Knoxville area include government, education, and healthcare.
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

The Roanoke, VA metropolitan area is located in the Roanoke Valley of western Virginia in the midst of the Blue Ridge and Alleghany Mountains. This 1,874-square mile region is bordered on the west by West Virginia and along the east by the Blue Ridge Mountains. The area is strategically accessible to both the East Coast and Mid-West markets with Interstate 81 passing through the region, Interstate 64 directly north, and Interstate 77 nearby to the south. The Roanoke MSA is the transportation hub of the area with an integrated interstate highway, rail, and air transportation network. Roanoke has the most diverse economy in Virginia according to Virginia Business and is the cultural and business hub for western Virginia. The Roanoke MSA is home to several large regional banking offices, headquarters of the Fortune 500 retailer Advance Auto, and to several large advanced manufacturing operations, such as those owned by ITT Exelis, Dynax America, and Optical Cable Corporation, among others. The Roanoke, VA MSA’s major employment sectors include government, health care and social assistance, retail trade, and manufacturing.
Unemployment data remains one of our most informative indicators of our local economy. Based on information from the U.S. Bureau of Labor Statistics we have set forth below information regarding the unemployment rates nationally and in our market areas.

	As of June 30,
Location	2018	2017
U.S. National	4.2%	4.5%
North Carolina	4.2%	4.2%
Asheville MSA	3.4%	3.4%
Charlotte/Concord/Gastonia	3.9%	4.0%
Greensboro	4.5%	4.9%
Raleigh	3.7%	3.7%
South Carolina	3.8%	4.0%
Greenville	3.3%	3.9%
Tennessee	3.5%	3.6%
Morristown	4.4%	4.4%
Johnson City	4.5%	4.7%
Kingsport-Bristol	4.2%	4.6%
Knoxville	3.9%	4.1%
Virginia	4.2%	3.7%
Roanoke	3.4%	4.0%
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
Competition
We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions, credit unions, life insurance companies, and mortgage bankers. Other commercial banks, credit unions, and finance companies provide vigorous competition in consumer lending. In addition, in indirect auto financings, we also compete with specialty consumer finance companies, including automobile manufacturers’ captive finance companies. Commercial and industrial loan competition is primarily from local and regional commercial banks. We believe that we compete effectively because we consistently deliver high-quality, personal service to our customers that results in a high level of customer satisfaction. Adding to our competitive advantage is commitment to technological resources, which has expanded our customer service capabilities and increased efficiencies in our lending process.

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

Location	Rank(1)	Deposit Market Share(1)
North Carolina	16th	0.34%
Asheville MSA	6th	7.34%
Charlotte/Gastonia	20th	0.05%
Raleigh	24th	0.06%
South Carolina	77th	0.04%
Greenville	23rd	0.28%
Tennessee	48th	0.32%
Morristown	2nd	21.73%
Johnson City	4th	7.50%
Kingsport-Bristol	7th	3.57%
Knoxville	25th	0.22%
Virginia	64th	0.11%
Roanoke	5th	6.48%
Bristol	5th	4.86%
___________________________________________________________________
(1) Source: FDIC data as of June 30, 2017
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

	At June 30,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Retail consumer loans:
One-to-four family	$664,289	26.29%	$684,089	29.08%	$623,701	34.04%	$650,750	38.61%	$660,630	44.09%
Home equity - originated	137,564	5.44	157,068	6.68	163,293	8.91	161,204	9.56	148,379	9.90
Home equity - purchased	166,276	6.58	162,407	6.90	144,377	7.88	72,010	4.27	—	—
Construction and land/lots	65,601	2.60	50,136	2.13	38,102	2.08	45,931	2.73	59,249	3.95
Indirect auto finance	173,095	6.85	140,879	5.99	108,478	5.92	52,494	3.11	8,833	0.59
Consumer	12,379	0.49	7,900	0.34	4,635	0.25	3,708	0.22	6,331	0.42
Total retail consumer loans	1,219,204	48.25%	1,202,479	51.12%	1,082,586	59.08%	986,097	58.50%	883,422	58.95%
Commercial loans:
Commercial real estate	857,315	33.94%	730,408	31.04%	486,561	26.55%	441,620	26.20%	377,769	25.21%
Construction and development	192,102	7.60	197,966	8.42	86,840	4.74	64,573	3.83	56,457	3.78
Commercial and industrial	148,823	5.89	120,387	5.12	73,289	4.00	84,820	5.03	74,435	4.97
Municipal leases	109,172	4.32	101,175	4.30	103,183	5.63	108,574	6.44	106,215	7.09
Total commercial loans	1,307,412	51.75%	1,149,936	48.88%	749,873	40.92%	699,587	41.50%	614,876	41.05%
Total loans	2,526,616	100.00%	2,352,415	100.00%	1,832,459	100.00%	1,685,684	100.00%	1,498,298	100.00%
Less:
Deferred costs (fees), net	(764)		(945)		372		23		(1,340)
Allowance for losses	(21,060)		(21,151)		(21,292)		(22,374)		(23,429)
Total loans receivable, net	$2,504,792		$2,330,319		$1,811,539		$1,663,333		$1,473,529

The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and allowances for loan losses) at the dates indicated.

	At June 30,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:	(Dollars in thousands)
Retail consumer loans:
One-to-four family	$333,986	13.2%	$365,566	15.5%	$326,347	17.8%
Home equity - originated	163	—	1,664	0.1	416	—
Construction and land/lots	59,283	2.3	42,149	1.8	27,907	1.5
Indirect auto finance	173,095	6.9	140,879	6.0	108,478	5.9
Consumer	6,457	0.3	7,887	0.3	4,620	0.3
Commercial loans:
Commercial real estate	441,796	17.5	444,055	18.9	303,854	16.6
Construction and development	55,682	2.2	50,231	2.1	29,204	1.6
Commercial and industrial	87,568	3.5	73,600	3.1	42,874	2.3
Municipal leases	109,172	4.3	101,175	4.4	103,183	5.7
Total fixed-rate loans	1,267,202	50.2%	1,227,206	52.2%	946,883	51.7%
Adjustable-rate loans:
Retail consumer loans:
One-to-four family	330,303	13.1%	318,523	13.5%	297,354	16.2%
Home equity - originated	137,401	5.4	155,404	6.6	162,877	8.9
Home equity - purchased	166,276	6.6	162,407	6.9	144,377	7.9
Construction and land/lots	6,318	0.3	7,987	0.3	10,195	0.6
Consumer	5,922	0.2	13	—	15	—
Commercial loans:
Commercial real estate	415,519	16.4	286,353	12.2	182,707	10.0
Construction and development	136,420	5.4	147,735	6.3	57,636	3.1
Commercial and industrial	61,255	2.4	46,787	2.0	30,415	1.7
Total adjustable-rate loans	1,259,414	49.8%	1,125,209	47.8%	885,576	48.3%
Total loans	2,526,616	100.0%	2,352,415	100.0%	1,832,459	100.0%
Less:
Deferred costs (fees), net	(764)		(945)		372
Allowance for losses	(21,060)		(21,151)		(21,292)
Total loans receivable, net	$2,504,792		$2,330,319		$1,811,539
The increase in loans since 2016 was primarily due to the $258.1 million in loans acquired from TriSummit and organic loan growth, especially the origination of indirect auto finance loans, commercial real estate, and construction and development loans. For further discussion, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report.

Loan Maturity.  The following table sets forth certain information at June 30, 2018 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Retail Consumer
	Due During Years Ending June 30,
	2019	2020	2021	2022 to 2023	2024 to 2027	2028 to 2032	2033 and following	Total
	(Dollars in thousands)
One-to-four family
Amount	$11,824	10,993	19,579	44,326	44,644	165,816	367,107	$664,289
Weighted Average Rate	5.21%	4.79%	4.42%	4.27%	4.41%	3.53%	4.12%	4.04%
Home equity - originated
Amount	$5,703	5,389	4,892	21,828	21,913	11,650	66,189	$137,564
Weighted Average Rate	5.14%	5.13%	5.44%	5.17%	4.96%	5.32%	5.51%	5.33%
Home equity - purchased
Amount	$—	—	—	—	—	—	166,276	$166,276
Weighted Average Rate	—%	—%	—%	—%	—%	—%	4.71%	4.71%
Construction and land/lots
Amount	$514	128	267	1,182	4,748	4,669	54,093	$65,601
Weighted Average Rate	6.25%	6.13%	5.44%	5.43%	5.79%	5.35%	4.02%	4.29%
Indirect auto finance
Amount	$243	2,266	10,479	77,399	82,708	—	—	$173,095
Weighted Average Rate	3.75%	3.66%	3.22%	3.27%	3.94%	—%	—%	3.59%
Consumer
Amount	$301	298	977	2,404	835	2,988	4,576	$12,379
Weighted Average Rate	5.63%	4.33%	5.21%	4.85%	5.37%	5.01%	6.82%	5.69%

	Commercial Loans
	Due During Years Ending June 30,
	2019	2020	2021	2022 to 2023	2024 to 2027	2028 to 2032	2033 and following	Total
	(Dollars in thousands)
Commercial real estate
Amount	51,553	64,940	133,575	294,958	185,963	96,380	29,946	$857,315
Weighted Average Rate	4.54%	4.17%	4.12%	4.15%	4.17%	4.31%	5.29%	4.23%
Construction and development
Amount	67,156	33,669	25,010	48,301	10,564	4,953	2,449	$192,102
Weighted Average Rate	5.24%	5.01%	4.77%	3.98%	3.62%	4.03%	3.79%	4.86%
Commercial and industrial
Amount	24,396	12,086	26,655	44,284	36,142	2,642	2,618	$148,823
Weighted Average Rate	5.09%	5.12%	4.86%	4.36%	4.29%	6.03%	4.84%	4.59%
Municipal leases(1)
Amount	832	956	3,148	12,077	18,415	44,150	29,594	$109,172
Weighted Average Rate	4.09%	3.37%	3.55%	3.32%	4.95%	4.48%	4.78%	4.54%

	Total
	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending June 30,
2019	$162,522	4.99%
2020	130,725	4.58
2021	224,582	4.34
2022 to 2023	546,759	4.25
2024 to 2027	405,932	4.47
2028 to 2032	333,248	4.01
2033 and following	722,848	4.47
Total	$2,526,616	4.39%
_________________________________________________________

(1)	The weighted average rate of municipal loans is adjusted for a 30% combined federal and state tax rate since the interest income from these leases is tax exempt.
The total amount of loans due after June 30, 2019, which have predetermined interest rates is $1.21 billion, while the total amount of loans which have adjustable interest rates is $1.15 billion.
Lending Authority. Loan credit authority is granted to various officers of the Bank and approved at least annually by the Credit Risk Committee, which is made up of the Chief Banking Officer, Chief Credit Officer, and Chief Risk Officer. Generally, total credit exposure that exceeds the loan credit authority of each officer must be approved by the Senior Credit Officer or Chief Credit Officer. In the absence of the Chief Credit Officer, another Senior Credit Officer not directly involved with the borrower may approve the credit instead of the Chief Credit Officer.
Loan relationships in excess of $7.5 million in total credit exposure must be approved by our Senior Loan Committee, which is comprised of the Chief Banking Officer, Chief Credit Officer, and/or the Commercial Banking Group Executive. Any loan submitted for Senior Loan Committee approval must have the prior approval of the Relationship Manager, the Market President and their assigned Senior Credit Officer. Loans in excess of $15.0 million in total credit exposure must be approved by the Executive Loan Committee comprised of the Chief Executive Officer, Chief Banking Officer, Commercial Banking Group Executive, Chief Credit Officer and another Senior Credit Officer not involved with the credit at a meeting of at least three members, one of whom must be either the Chief Credit Officer or the Senior Credit Officer. A 70% vote is required for approval. Total credit exposure exceeding 60% of the Bank’s legal lending limit must be approval by the Bank's board of directors.
At June 30, 2018, the maximum amount under federal regulation that we could lend to any one borrower and the borrower’s related entities was approximately $53.5 million. Our five largest lending relationships are with commercial borrowers and totaled $106.6 million in the aggregate, or 4.2% of our $2.5 billion loan portfolio at June 30, 2018. As of June 30, 2018, all loans to these borrowers were performing in accordance with their original repayment terms.
The largest lending relationship at June 30, 2018 consisted of three loans totaling approximately $24.4 million to three borrowers in Charlotte, NC. The largest loan in this relationship had an outstanding balance of $11.6 million as of June 30, 2018 and was secured by a non-owner-occupied medical office property located in southeast Louisiana. The remaining relationship exposure consisted of two loans secured by non-owner-occupied medical office properties located in Gaston County, North Carolina and northwest Georgia.
The second largest lending relationship at June 30, 2018 was approximately $21.9 million consisting of six loans. The largest loan in this relationship at June 30, 2018 had an outstanding balance of $7.0 million and was secured by a hotel property located in Greensboro, NC. The remaining relationship exposure consisted of loans secured by hotel properties located in Wake Forest, NC, Clinton, SC, and Fayetteville, NC.
The third largest lending relationship at June 30, 2018 was $20.6 million consisting of seven loans, the largest of which had an outstanding balance of $5.8 million and was secured by a non-owner-occupied flex-space property located in Greensboro, NC. The remaining exposure consisted of loans secured by non-owner-occupied industrial properties and non-owner-occupied stand-alone retail properties. These properties were located in eastern Tennessee, central Tennessee, southwest Virginia, and northwest Georgia.
The fourth largest lending relationship at June 30, 2018 was $20.4 million consisting of nine loans, the largest of which had an outstanding balance of approximately $5 million and was secured by a non-owner-occupied industrial property in Roanoke, VA. The remaining relationship exposure was secured by non-owner-occupied industrial and flex-space properties, as well as self-storage properties, all of which were located throughout southwest Virginia.
The fifth largest lending relationship at June 30, 2018 was approximately $19.3 million consisting of three loans, the largest of which had an outstanding balance of $12.1 million and was primarily secured by accounts receivable, inventory, and other business assets. Additionally, the loan was secured by owner-occupied industrial property, which also secured the second largest loan in the relationship with an outstanding balance of approximately $6.1 million. The borrower and collateral securing these loans are located in western North Carolina.

Retail Consumer Loans
One-to-Four Family Real Estate Lending. We originate loans secured by first mortgages on one-to-four family residences typically for the purchase or refinance of owner-occupied primary or secondary residences located primarily in our market areas. We originate one-to-four family residential mortgage loans primarily through referrals from real estate agents, builders, and from existing customers. Walk-in customers are also important sources of loan originations. At June 30, 2018, $664.3 million, or 26.3%, of our loan portfolio consisted of loans secured by one-to-four family residences.
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
The majority of our one-to-four family residential loans are originated with fixed rates and have terms of ten to 30 years. At June 30, 2018 our one-to-four family residential loan portfolio included $334.0 million in fixed rate loans, of which $24.9 million were ten year fixed rate loans. We generally originate fixed rate mortgage loans with terms greater than 15 years for sale to various secondary market investors on a servicing released basis. We also originate adjustable-rate mortgage, or ARM, loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin. Most of our ARM loans are hybrid loans, which after an initial fixed rate period of one, five, seven, or ten years will convert to an annual adjustable interest rate for the remaining term of the loan. Our ARM loans have terms up to 30 years. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our asset/liability management objectives. Our ARM loans generally have a floor interest rate set at the initial interest rate, and a cap of two percentage points on rate adjustments during any one year and six percentage points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.
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
Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average size of our one-to-four family residential loans was $122,128 at June 30, 2018.
A majority of our loans are “non-conforming” because they are adjustable rate mortgages which contain interest rate floors or do not satisfy credit or other requirements due to personal and financial reasons (i.e. divorce, bankruptcy, length of time employed, etc.), conforming loan limits (i.e. jumbo mortgages), and other requirements, imposed by secondary market purchasers. Some of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy a need in our local market areas. As a result, subject to market conditions, we intend to continue to originate these types of loans. Total non-conforming loans were $373.2 million at June 30, 2018, including $101.6 million of jumbo one- to four-family residential loans which may also expose us to increased risk because of their larger balances.
Property appraisals on real estate securing our one-to-four family loans in excess of $250,000 that are not originated for sale are made by a state-licensed or state-certified independent appraiser approved by the board of directors. Appraisals are performed in accordance with applicable regulations and policies. For loans that are less than $250,000, we may use the tax assessed value, broker price opinions, and/or a property inspection in lieu of an appraisal. We generally require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to-four family loans. We do not originate permanent one-to-four family mortgage loans with a negatively amortizing payment schedule, and currently do not offer interest-only mortgage loans. We have not typically originated stated income or low or no documentation one-to-four family loans. At June 30, 2018, $6.1 million of our one-to-four family loans were interest-only of which $5.8 million served as collateral for commercial purpose loans. In connection with the new rules issued by the Consumer Financial Protection Bureau ("CFPB"), which includes a definition for “qualified mortgage” loans based on the borrower’s ability to repay the loan, we believe that substantially all of the mortgage loans approved by us meet this standard.
At June 30, 2018, $86.1 million of our one-to-four family loan portfolio consisted of loans secured by non-owner occupied residential properties. Loans secured by residential rental properties represent a unique credit risk to us and, as a result, we adhere to specific underwriting guidelines for such loans. Additionally, we have established specific loan portfolio concentration limits for loans secured by residential rental property to prevent excessive credit risk that could result from an elevated concentration of these loans. A primary risk factor in non-owner occupied residential real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the successful operation and management of the properties, as well as, the ability of tenants to pay rent. As a result, repayment of such loans may be subject to adverse economic conditions and unemployment trends, and may be sensitive to changes in the supply and demand for such properties. We consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases. We periodically monitor the performance and cash flow sufficiency of certain residential rental property borrowers based on a number of factors such as loan performance, loan size, total borrower credit exposure, and risk grade.
Home Equity Lines of Credit.  Our originated home equity lines of credit ("HELOCs"), consisting primarily of adjustable-rate lines of credit, have been one of the largest component of our retail loan portfolio over the past several years. At June 30, 2018, HELOCs-originated totaled $137.6 million or 5.4% of our loan portfolio of which $69.7 million was secured by a first lien on owner-occupied residential property. The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, typically up to 85% of the value of the property securing the loan (less any prior mortgage loans) with an adjustable-rate of interest based on The Wall Street Journal prime rate plus a margin. Currently, our home equity line of credit floor interest rate is dependent on the overall loan to value, and has a cap of 16% above the floor rate over the life of the loan. Originated HELOCs generally have up to a ten-year draw period and amounts may be reborrowed after payment at any time during the draw period. Once the draw period has lapsed, the payment is amortized over a 15-year period based on the loan balance at that time. At June 30, 2018, unfunded commitments on these lines of credit totaled $187.4 million.
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
In December 2014, the Company began purchasing HELOCs originated by other financial institutions. At June 30, 2018, HELOCs-purchased totaled $166.3 million, or 6.6% of our loan portfolio. Unfunded commitments on these lines of credit were $35.4 million at June 30, 2018. The credit risk characteristics are different for these loans since they were not originated by the Company and the collateral is located outside the Company’s market area, primarily in several western states. All of these loans were originated in 2012 or later and had an average FICO score of 740 and loan to values of less than 90% at origination. Loan charge-offs in this portfolio since December 2014 totaled $48,000. The Company will continue to monitor the performance of these loans and adjust the allowance for loan losses as necessary.
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
At June 30, 2018, our construction and land/lot loan portfolio was $65.6 million compared to $50.1 million at June 30, 2017. At June 30, 2018, unfunded loan commitments totaled $58.9 million, compared to $42.4 million at June 30, 2017. Construction-to-permanent loans are made for the construction of a one-to-four family property which is intended to be occupied by the borrower as either a primary or secondary residence. Construction-to-permanent loans are originated to the homeowner rather than the homebuilder and are structured to be converted to a first lien fixed- or adjustable-rate permanent loan at the completion of the construction phase. We do not originate construction phase only or junior lien construction-to-permanent loans. The permanent loan is generally underwritten to the same standards as our one-to-four family residential loans and may be held by us for portfolio investment or sold in the secondary market. At June 30, 2018 our construction-to-permanent loans totaled $52.6 million and the average loan size was $199,000. During the construction phase, which typically lasts for six to 12 months, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed based on a percentage of completion. Construction-to-permanent loans require payment of interest only during the construction phase. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. Construction loans may be originated up to 95% of the cost or of the appraised value upon completion, whichever is less; however, we generally do not originate construction loans which exceed the lower of 80% loan to cost or appraised value without securing adequate private mortgage insurance or other form of credit enhancement such as the Federal Housing Administration or other governmental guarantee. We also require general liability, builder’s risk hazard insurance, title insurance, and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) on all construction loans. At June 30, 2018, the largest construction to permanent loan had an outstanding balance of $2.5 million and was performing according to the original repayment terms.
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
Land/lot loans are typically originated in an amount up to 70% of the lower of the purchase price or appraisal, are secured by a first lien on the property, for up to a 20-year term, require payments of interest only and are structured with an adjustable rate of interest on terms similar to our one-to-four family residential mortgage loans. At June 30, 2018, our land/lot loans totaled $13.0 million and the average land/lot loan size was

$53,000. At June 30, 2018, the largest land/lot loan had an outstanding balance of $414,000 and was performing according to the original repayment terms.
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
Indirect Auto Finance. As of June 30, 2018, our indirect auto finance installment contracts totaled $173.1 million, or 6.9% of our total loan portfolio. Going forward, the Company expects to maintain the size of this portfolio at approximately the same current percentage of the total loan portfolio. As an indirect lender, we market to automobile dealerships, both manufacturer franchised dealerships and independent dealerships, who utilize our origination platform to provide automotive financing through installment contracts on new and used vehicles. As of June 30, 2018, we worked with 68 auto dealerships located in western North Carolina and upstate South Carolina. Working with strong dealerships within our market area provides us with the opportunity to actively deepen customer relationships through cross-selling opportunities, as 83.0% of our indirect auto finance loans are originated to noncustomers.
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
Our underwriting guidelines for indirect auto loans allow for financing the entire cost of the vehicle and therefore focuses on the ability of the borrower to repay the loan rather than the value of the underlying collateral. Our underwriting procedures for indirect auto loans include an evaluation of an applicant's credit profile along with certain applicant specific characteristics to arrive at an estimate of the associated credit risk. Additionally, internal underwriters may also verify an applicant's employment income and/or residency or where appropriate, verify an applicant's payment history directly with the applicant's creditors. We will also generally verify receipt of the automobile and other information directly with the borrower.
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
Our indirect auto portfolio at June 30, 2018, consisted of 9,664 installment loan contracts with a weighted-average contract rate of 4.60%, an average FICO credit score of 754, and an average loan to value ratio of 96.1% based on wholesale dealer invoice on new cars and the NADA Official Used Car Guide for used cars. Approximately 96% were originated through manufacturer franchised dealerships and approximately 4% were originated through independent dealerships; 46% were contracts on new vehicles and 54% were contracts on used vehicles. The loan term is averaging 69 months which is comparable to national auto industry data.
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
Consumer Lending.  Our consumer loans consist of loans secured by deposits accounts or personal property such as automobiles, boats, and motorcycles, as well as unsecured consumer debt. At June 30, 2018, our consumer loans totaled $12.4 million, or 0.5% of our loan portfolio. We originate our consumer loans primarily in our market areas.
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
Commercial Loans
Commercial Real Estate Lending.  We originate commercial real estate loans, including loans secured by office buildings, retail/wholesale facilities, hotels, industrial facilities, medical and professional buildings, churches, and multifamily residential properties located primarily in our market areas. As of June 30, 2018, $857.3 million or 33.9% of our total loan portfolio was secured by commercial real estate property, including multifamily loans totaling $106.7 million, or 4.2% of our total loan portfolio. Of the remaining amount, $222.5 million was identified as owner occupied commercial real estate, and $528.1 million was secured by income producing, or non-owner-occupied commercial real estate. Commercial real estate loans generally are priced at a higher rate of interest than one-to-four family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one-to-four family residential loans. Often payments on loans secured by commercial or multi-family properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.
The average outstanding loan size in our commercial real estate portfolio was $667,000 as of June 30, 2018. The Bank’s commercial focus is on developing and fostering strong banking relationships with small to mid-size clients within our market area. At June 30, 2018, the largest commercial real estate loan in our portfolio was to a local borrower in Asheville, NC for $12.9 million, secured by a hotel. Our largest multi-family loan as of June 30, 2018 was a 76.74% interest in a 91 unit apartment property in Charlotte, NC with an outstanding balance of $9.9 million. Both of these loans were performing according to their original repayment terms as of June 30, 2018.
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
Our expansion into larger metro markets combined with the hiring of experienced commercial real estate relationship managers, credit officers, and the development of a construction risk management group to better manage construction risk, has led to a significant increase in and conscience effort to grow the construction and development portfolio. At June 30, 2018, our construction and development loans totaled $192.1 million, or 7.6% of our total loan portfolio. At June 30, 2018, $54.0 million or 28.1% of our construction and development loans required interest-only payments. A minimal amount of these construction loans provide for interest payments to be paid out of an interest reserve, which is established in connection with the origination of the loan pursuant to which we will fund the borrower's monthly interest payments and add the payments to the outstanding principal balance of the loan. Unfunded commitments at June 30, 2018 totaled $151.6 million compared to $116.0 million at June 30, 2017. Land acquisition and development loans are included in the construction and development loan portfolio, and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchase and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sale to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans.
Land acquisition and development loans are generally secured by property in our primary market areas. In addition, these loans are secured by a first lien on the property, are generally limited up to 65% of the lower of the acquisition price or the appraised value of the land and generally have a maximum amortization term of ten years with a balloon maturity of up to three years. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste. At June 30, 2018, our land acquisition and development loans in our commercial construction and development portfolio totaled $64.5 million. The largest land acquisition and development loan had an outstanding balance at June 30, 2018 of $5.2 million and was performing according to its repayment terms. The subject loan is secured by a residential lot development. At June 30, 2018, 12 land acquisition and development loans totaling $2.0 million were classified as nonaccruing.

Part of our land acquisition and development portfolio consists of speculative construction loans for homes. These homes typically have an average price ranging from $200,000 to $500,000. Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either us or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to fund the debt service on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant period of time after the completion of construction, until a home buyer is identified. Loans to finance the construction of speculative single-family homes and subdivisions are generally offered to experienced builders with proven track records of performance, are qualified using the same standards as other commercial loan credits and require cash reserves to carry projects through construction completions and sale of the project. These loans require payment of interest-only during the construction phase. At June 30, 2018, loans for the speculative construction of single family properties totaled $48.7 million compared to $44.9 million at June 30, 2017. At June 30, 2018, we had 17 borrowers with an aggregate outstanding loan balance over $1.0 million which comprise 55.5% of the total balance for the speculative construction of single family properties and secured by properties located in our market areas. At June 30, 2018, four speculative construction loans totaling $85,000 were classified as nonaccruing. Unfunded commitments remained unchanged at $30.1 million at both June 30, 2018 and 2017.
Commercial construction and construction to permanent loans are offered on an adjustable interest rate or fixed interest rate basis. Adjustable interest rate loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, plus or minus an interest rate margin. The initial construction period is generally limited to 12 to 24 months from the date of origination, and amortization terms are generally limited to 20 years; however, amortization terms of up to 25 years may be available for certain property types based on elevated underwriting and qualification criteria. Construction to permanent loans generally include a balloon maturity of five years or less; however, balloon maturities of greater than five years are allowed on a limited basis depending on factors such as property type, amortization term, lease terms, pricing, or the availability of credit enhancements. Construction loan proceeds are disbursed commensurate with the percentage of completion of work in place, as documented by periodic internal or third-party inspections. The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised post-construction value. Disbursement of funds is at our sole discretion and is based on the progress of construction. At June 30, 2018 we had $79.3 million of non-residential construction loans included in our commercial construction and development loan portfolio.
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
For the reasons set forth below, construction and development lending involves additional risks when compared with permanent residential lending. Our construction and development loans are based upon estimates of costs in relation to values associated with the completed project. Funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in the demand, such as for new housing, and higher than anticipated building costs may cause actual results to vary significantly from those estimated. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. Land acquisition and development loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly influenced by supply and demand conditions.
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
Commercial and industrial loans typically have shorter maturity terms and higher interest rates than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market areas. At June 30, 2018, commercial and industrial loans totaled $148.8 million, which represented 5.9% of our total loan portfolio. Our commercial and industrial lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.
During fiscal 2018, we began commercial business loan originations made under the U.S. Small Business Administration ("SBA") 7(a) and United States Department of Agriculture Business & Industry (“USDA B&I”) programs to small businesses located throughout the Southeast. We originate these loans and utilize a third party service provider that assists with processing and closing services based on the Bank’s underwriting and credit approval criteria. Loans made by the Bank under the SBA 7(a) and USDA B&I programs generally are made to small businesses to provide working capital needs, to refinance existing debt or to provide funding for the purchase of businesses, real estate, machinery, and equipment. These loans generally are secured by a combination of assets that may include receivables, inventory, furniture, fixtures, equipment, business real property, commercial real estate and sometimes additional collateral such as an assignment of life insurance and a lien on personal real estate owned by the guarantor(s). The terms of these loans vary by use of funds. The loans are primarily underwritten on the basis of the borrower’s ability to service the loan from qualifying business income. Under the SBA 7(a) and USDA B&I loan program the loans carry a government guaranty up to 90% of the loan in some cases. Typical maturities for this type of loan vary up to twenty-five years and can be thirty years in some circumstances. SBA 7(a) and USDA B&I loans will normally be adjustable rate loans based upon the Wall Street Journal prime lending rate. Under the loan programs, we will typically sell in the secondary market the guaranteed portion of these loans to generate noninterest income and retain the related unguaranteed portion of these loans; loan servicing is handled by a third party loan sub-service provider for a fee paid for by the purchaser of the guaranteed loan portion. We generally offer SBA 7(a) loans up to $5.0 million and USDA B&I loans up to $10.0 million. During the year ended June 30, 2018, we originated $17.7 million and sold participating interests of $13.2 million in SBA 7(a) and USDA B&I loans.
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
At June 30, 2018, municipal leases totaled $109.2 million, which represented 4.3% of our total loan portfolio. At that date, $38.7 million, or 35.4% of our municipal leases were secured by fire trucks, $28.7 million, or 26.3%, were secured by firehouses, $39.0 million or 35.7%, were secured by both, with the remaining $2.8 million or 2.6% secured by miscellaneous firefighting equipment. At June 30, 2018, the average outstanding municipal lease size was $384,000.
Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for such purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2018, $11.6 million of our municipal leases contained a non-appropriation clause.
Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market area. Demand is affected by competition and the interest rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. We do not generally purchase loans or loan participations except for certain HELOCs. We actively sell the majority of our long-term fixed-rate residential first mortgage loans to the secondary market at the time of origination and retain our adjustable-rate residential mortgages and certain fixed-rate mortgages with terms to maturity less than or equal to 15 years and other consumer and commercial loans. In addition, we began selling the guaranteed portion of SBA 7(a) and USDA B&I loans during fiscal 2018. During the years ended June 30, 2018 and 2017 we sold $139.2 million and $138.1 million, respectively, of predominantly one-to-four family loans and SBA 7(a) loans to the secondary market. We release the servicing on the loans we sell into the secondary market. Loans are generally sold on a non-recourse basis.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.
The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Years Ended June 30,
	2018	2017	2016
Originations:(1)
Retail consumer:	(In thousands)
One-to-four family	$189,562	$233,478	$173,540
Home equity - originated	57,018	47,072	50,406
Construction and land/lots	100,421	71,674	42,493
Indirect auto finance	99,558	84,707	87,844
Consumer	3,100	2,722	4,192
Commercial loans:
Commercial real estate	257,494	238,870	137,660
Construction and development	234,102	192,803	164,945
Commercial and industrial	77,871	92,591	22,933
Municipal leases	21,038	8,278	—
Total loans originated	$1,040,164	$972,195	$684,013
Purchases:
Retail consumer:
Home equity - purchased	$60,371	$77,000	$109,045
Commercial loans:
Commercial real estate	790	930	489
Municipal leases	—	8,973	11,118
Loans acquired through business combination	—	258,059	—
Total loans purchased or acquired	$61,161	$344,962	$120,652
Sales and repayments:
Retail consumer:
One-to-four family	$125,830	$135,365	$92,054
Home equity - originated	—	—	15
Consumer	—	—	1
Commercial loans:
Commercial real estate	—	2,781	89
Construction and development	116	—	44
Commercial and industrial	13,244	—	287
Total sales	139,190	138,146	92,490
Principal repayments	787,487	660,548	565,142
Total reductions	$926,677	$798,694	$657,632
Net increase	$174,648	$518,463	$147,033
________________________________________________

(1)
Originations include one-to-four family loans, SBA 7(a) loans, and USDA B&I loans originated for sale of $143.8 million, $134.3 million, and $92.0 million for years ended June 30, 2018, 2017, and 2016, respectively.

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
The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 2018.

	Loans Delinquent For:
							Total Loans Delinquent
	30-89 Days			90 Days and Over			30 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Retail consumer loans:
One-to-four family	52	$3,001	0.45%	31	$1,756	0.26%	83	$4,757	0.72%
Home equity - originated	1	98	0.07	8	268	0.19	9	366	0.27
Construction and land/lots	2	44	0.07	3	54	0.08	5	98	0.15
Indirect auto finance	26	335	0.19	13	127	0.07	39	462	0.27
Consumer	8	238	1.92	6	39	0.32	14	277	2.24
Commercial loans:
Commercial real estate	2	169	0.02	17	1,412	0.16	19	1,581	0.18
Construction and development	3	260	0.14	12	1,928	1.00	15	2,188	1.14
Commercial and industrial	1	15	0.01	34	69	0.05	35	84	0.06
Total	95	$4,160	0.16%	124	$5,653	0.22%	219	$9,813	0.39%
Nonperforming Assets.  Nonperforming assets were $14.6 million, or 0.44% of total assets at June 30, 2018, compared to $20.0 million, or 0.62%, at June 30, 2017.
Over the past several years we have significantly improved our risk profile by aggressively managing and reducing our problem assets. We continue to believe our level of nonperforming assets is manageable, and we believe that we have sufficient capital and human resources to manage the collection of our nonperforming assets in an orderly fashion. However, our operating results could be adversely impacted if we are unable to effectively manage our nonperforming assets.
Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. Troubled debt restructurings are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. During the fiscal year ended June 30, 2018, 31 loans for $4.2 million were modified from their original terms and were classified as a troubled debt restructuring. This compares to 41 loans for $4.9 million that were modified in the fiscal year ended June 30, 2017. As of June 30, 2018, the outstanding balance of troubled debt restructured loans was $26.2 million, comprised of 329 loans as compared to $32.7 million comprised of 361 loans at June 30, 2017.

Once a nonaccruing troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, the troubled debt restructuring is removed from nonaccrual status. At June 30, 2018, $4.2 million of troubled debt restructurings were classified as nonaccrual, including $1.5 million of construction and development loans, the largest of which was $1.0 million as discussed below. As of June 30, 2018, $21.2 million, or 81.3% of the restructured loans have a current payment status as compared to $27.0 million, or 82.6% at June 30, 2017. Performing troubled debt restructurings decreased $5.8 million, or 21.4%, from June 30, 2017 to June 30, 2018. The table below sets forth the amounts and categories of nonperforming assets.

	At June 30,
	2018	2017	2016	2015	2014
Nonaccruing loans:(1) Retail consumer loans:	(In thousands)
One-to-four family	$4,308	$6,453	$9,192	$10,523	$14,917
Home equity - originated	656	1,291	1,026	1,856	2,749
Home equity - purchased	187	192	—	—	—
Construction and land/lots	165	245	188	465	443
Indirect auto finance	255	1	20	—	—
Consumer	321	29	15	49	27
Commercial loans:
Commercial real estate	2,863	2,756	3,222	5,103	12,953
Construction and development	2,045	1,766	1,417	3,461	5,697
Commercial and industrial	114	827	3,019	3,081	1,134
Municipal leases	—	106	419	316	—
Total nonaccruing loans	10,914	13,666	18,518	24,854	37,920
Real Estate Owned assets:
Retail consumer loans:
One-to-four family	801	990	794	1,613	3,876
Home equity - originated	197	45	30	20	627
Construction and land/lots	498	690	846	1,096	1,613
Commercial loans:
Commercial real estate	1,730	2,736	1,211	978	3,820
Construction and development	458	1,857	3,075	3,317	4,725
Total foreclosed assets	3,684	6,318	5,956	7,024	14,661
Total nonperforming assets	$14,598	$19,984	$24,474	$31,878	$52,581
Total nonperforming assets as a percentage of total assets	0.44%	0.62%	0.90%	1.15%	2.53%
Performing Troubled Debt Restructurings	$21,251	$27,043	$28,263	$21,891	$22,179
_______________________________________

(1)
Purchased-credit impaired ("PCI") loans totaling $3,353 at June 30, 2018, $6,664 at June 30, 2017, $6,607 at June 30, 2016, $8,158 at June 30, 2015, and $9,091 at June 30, 2014 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.

For the years ended June 30, 2018 and 2017, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $668,000 and $897,000, respectively. The amount that was included in interest income on such loans was $702,000 and $1.0 million, respectively. At June 30, 2018, $13.9 million in impaired loans were individually evaluated for impairment; $197,000 of the allowance for loan losses was allocated to these individually impaired loans at period-end. A loan is impaired when it is probable, based on current information and events, that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreements. Troubled debt restructurings are also considered impaired. Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.
We record real estate owned ("REO") (property acquired through a lending relationship) at fair value less cost to sell on a non-recurring basis. All REO properties are recorded at amounts which are equal to the fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the years ended June 30, 2018 and 2017, we recognized $539,000 and $292,000, respectively, of REO impairment charges.

Within our nonaccruing loans, as of June 30, 2018 we had one nonaccrual lending relationship with aggregate loan exposure in excess of $1.0 million, or 9.4% of our total nonaccruing loans. This loan is a $1.0 million troubled debt restructuring for construction and development loan secured by improved land zoned for commercial purposes located in Buncombe County, NC. At June 30, 2018, we had $3.7 million of REO, the largest of which had a book value of $563,000 and is related to commercial real estate located in Boiling Springs, NC. The second and third largest REO properties at June 30, 2018 consist of multifamily properties located in Bristol, VA with book values of $549,000 and $312,000, respectively. At June 30, 2018 all other REO properties have individual book values of less than $212,000.
REO decreased $2.6 million, to $3.7 million at June 30, 2018 primarily due to the $3.9 million in sales of REO, partially offset by $1.3 million in transfers from loans. The total balance of REO included $956,000 in land, construction and development projects (both residential and commercial), $1.7 million in commercial real estate, and $998,000 in single-family homes at June 30, 2018.
In fiscal 2018, we liquidated $8.4 million in REO based on contractual loan values at the time of foreclosure, realizing $3.9 million in net proceeds, or 46.5%, of the foreclosed contractual loan balances. As of June 30, 2018, the book value of our REO, expressed as a percentage of the related contractual loan balances at the time the properties were transferred to REO was 39.8%.
Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of June 30, 2018, there were 351 accruing loans totaling $32.8 million with respect to which known information about the possible credit problems of the borrowers have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories. These loans have been considered in management’s determination of our allowance for loan losses.
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
We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at June 30, 2018, our classified assets (consisting of $29.4 million of loans and $3.7 million of REO) totaled $33.1 million, or 1.00%, of our assets, of which $10.9 million was included in nonaccruing loans. The aggregate amounts of our classified assets and special mention loans at the dates indicated (as determined by management), were as follows:

		At June 30,
		2018	2017
	Classified Assets:	(In thousands)
	Loss	$31	$28
	Doubtful	952	1,560
Substandard	– performing	18,042	29,436
	– nonaccruing	10,349	12,869
	Total classified loans	29,374	43,893
	REO	3,684	6,318
	Total classified assets	33,058	50,211
	Special mention loans	14,359	18,481
	Total classified assets and special mention loans	$47,417	$68,692
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
In recent years, home and lot sales activity and real estate values have improved along with general economic conditions in our market areas resulting in materially lower loan charge-offs and nonaccruing loans than in prior fiscal years. Proactively managing our loan portfolio and aggressively resolving troubled assets has been and will continue to be a primary focus for us. As a result, our nonperforming assets declined substantially over the last several years. At June 30, 2018, our nonaccruing loans decreased to $10.9 million as compared to $13.7 million at June 30, 2017, and $18.5 million at June 30, 2016. At June 30, 2018, $5.6 million, or 51.6%, of our total nonaccruing loans were current on their loan payments as compared to $6.6 million, or 48.0%, of total nonaccruing loans at June 30, 2017. During fiscal 2018 classified assets decreased $17.2 million, or 34.2%, to $33.1 million and delinquent loans (loans delinquent 30 days or more) decreased $5.4 million, or 35.5%, to $9.8 million at June 30, 2018. There were $91,000 and $141,000 in net loan charge-offs during the fiscal years ended June 30, 2018 and 2017, respectively. There was no provision for loan losses during fiscal 2018 or 2017. We did not record a loan loss provision in either fiscal year as our improved risk profile, as indicated by the improvement in our key credit quality metrics, offset any additional allowance that might have been required to cover loan growth. Although we continue to actively engage our borrowers in resolving remaining problem assets, future additions to our allowance for loan losses will be meaningfully influenced by the course of economic conditions in our primary market areas as well as the national economy.
At June 30, 2018, our allowance for loan losses was $21.1 million, or 0.83%, of our total loan portfolio, and 193.0% of total nonaccruing loans. Excluding loans acquired, which have been recorded at fair value with an appropriate credit discount, the allowance for loan losses was 0.91% of total loans at June 30, 2018. Management’s estimation of an appropriate allowance for loan losses is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. The level of allowance is based on estimates and the ultimate losses may vary from these estimates. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received. In the opinion of management, the allowance, when taken as a whole, reflects estimated loan losses in our loan portfolio.
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

The following table summarizes the distribution of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2018		2017		2016		2015		2014
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:
Retail consumer loans:
One-to-four family	$3,360	26.29%	$4,476	29.08%	$6,595	34.04%	$7,990	38.61%	$10,527	44.09%
Home equity - originated	1,123	5.44	1,384	6.68	1,997	8.91	1,777	9.56	2,487	9.90
Home equity - purchased	795	6.58	838	6.90	558	7.88	432	4.27	—	—
Construction and land/lots	1,153	2.60	977	2.13	1,344	2.08	1,822	2.73	2,420	3.95
Indirect auto finance	1,126	6.85	881	5.99	1,016	5.92	464	3.11	113	0.59
Consumer	68	0.49	57	0.34	61	0.25	128	0.22	184	0.42
Commercial loans:
Commercial real estate	8,195	33.94	7,351	31.04	6,430	26.55	6,339	26.20	5,439	25.21
Construction and development	3,346	7.60	3,166	8.42	1,908	4.74	1,581	3.83	1,241	3.78
Commercial and industrial	1,476	5.89	1,524	5.12	721	4.00	1,104	5.03	249	4.97
Municipal leases	418	4.32	497	4.30	662	5.63	737	6.44	769	7.09
Total loans	$21,060	100.00%	$21,151	100.00%	$21,292	100.00%	$22,374	100.00%	$23,429	100.00%

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Years Ended June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period:	$21,151	$21,292	$22,374	$23,429	$32,073
Provision for (recovery of) loan losses	—	—	—	150	(6,300)
Charge-offs:
Retail consumer loans:
One-to-four family	538	439	799	1,878	3,269
Home equity - originated	9	18	94	551	330
Home equity - purchased	—	48	—	—	—
Construction and land/lots	2	165	321	483	804
Indirect auto finance	578	531	281	107	—
Consumer	15	18	168	274	33
Total retail consumer loans	1,142	1,219	1,663	3,293	4,436
Commercial loans:
Commercial real estate	282	139	200	704	413
Construction and development	381	21	259	368	377
Commercial and industrial	842	1,171	1,582	495	110
Municipal leases	—	—	—	—	—
Total commercial loans	1,505	1,331	2,041	1,567	900
Total charge-offs	2,647	2,550	3,704	4,860	5,336
Recoveries:
Retail consumer loans:
One-to-four family	411	181	683	758	875
Home equity - originated	307	231	157	231	153
Construction and land/lots	173	487	44	95	624
Indirect auto finance	39	122	58	34	—
Consumer	60	63	292	91	10
Total retail consumer loans	990	1,084	1,234	1,209	1,662
Commercial loans:
Commercial real estate	107	58	883	479	120
Construction and development	81	539	265	1,311	1,052
Commercial and industrial	1,378	728	240	656	159
Municipal leases	—	—	—	—	—
Total commercial loans	1,566	1,325	1,388	2,446	1,331
Total recoveries	2,556	2,409	2,622	3,655	2,993
Net charge-offs	91	141	1,082	1,205	2,343
Balance at end of period	$21,060	$21,151	$21,292	$22,374	$23,429
Net charge-offs during the period to average loans outstanding during the period	—%	0.01%	0.06%	0.07%	0.19%
Net charge-offs during the period to average non-performing assets	0.53%	0.67%	3.77%	2.89%	3.40%
Allowance as a percentage of nonperforming assets	144.27%	105.84%	87.00%	70.19%	44.56%
Allowance as a percentage of total loans(1)	0.83%	0.90%	1.16%	1.33%	1.56%
______________

(1)
Excluding loans acquired, which have been recorded at fair value with an appropriate credit discount, the allowance for loan losses was 0.91%, 1.03%, 1.32%, 1.58%, and 2.05% of total loans at June 30, 2018, 2017, 2016, 2015, and 2014, respectively.

Investment Activities
The Bank invests in various securities based on investment policies that have been approved by our board of directors and adhere to bank regulations. These securities include: United States Treasury obligations, securities of various federal agencies, including mortgage-backed securities, callable agency securities, certain certificates of deposit of insured banks and savings institutions, repurchase agreements, municipal bonds, investment grade corporate bonds and commercial paper, and federal funds. See “How We Are Regulated - HomeTrust Bank” for a discussion of additional restrictions on our investment activities.
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
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk, and interest rate risk. At June 30, 2018, our $154.9 million securities portfolio consisted primarily of U.S. government agency securities and mortgage-backed securities, all held as available for sale. We currently do not have any investments held to maturity or for trading.
These securities are of high quality, possess minimal credit risk, and have an aggregate market value which is $2.1 million less than total amortized cost as of June 30, 2018. For more information, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” and Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 in this report.
The Company began purchasing commercial paper during fiscal 2015 in conjunction with its short-term leverage strategy, to take advantage of higher returns with relatively low risk, yet remain highly liquid. The commercial paper balance at June 30, 2018 was $229.1 million. For more information, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Financial Condition at June 30, 2018 and June 30, 2017.”
We do not currently participate in hedging programs, stand-alone contracts for interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments and have no present intention to do so. Further, we do not invest in securities which are not rated investment grade.
As a member of the FHLB of Atlanta, we had $29.9 million in stock of the FHLB of Atlanta at June 30, 2018. For the years ended June 30, 2018 and 2017, we received $1.6 million and $1.3 million, respectively, in dividends from the FHLB of Atlanta. As a member bank of the Federal Reserve, the Bank is required to maintain stock in the Federal Reserve Bank of Richmond ("FRB"). At June 30, 2018 we had $7.3 million in FRB stock. For the years ended June 30, 2018 and 2017, we received $438,000 and $383,000, respectively, in dividends from the FRB.
The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. All securities at the dates indicated have been classified as available for sale. At June 30, 2018, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States government or its agencies or United States government sponsored entities.

	At June 30,
	2018		2017		2016
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available for sale:
U.S. government agencies	$48,025	$47,542	$65,947	$65,830	$77,356	$77,980
Mortgage-backed securities	71,949	70,599	92,841	92,971	95,668	97,408
Municipal bonds	30,865	30,766	34,135	34,510	16,242	17,234
Corporate bonds	6,166	6,023	6,267	6,293	7,773	7,967
Equity securities	63	63	63	63	63	63
Total securities available for sale	157,068	154,993	199,253	199,667	197,102	200,652
FHLB stock	29,907	29,907	32,071	32,071	23,304	23,304
FRB stock	7,307	7,307	7,284	7,284	6,182	6,182
Total securities	$194,282	$192,207	$238,608	$239,022	$226,588	$230,138

The composition and contractual maturities of our investment securities portfolio as of June 30, 2018, excluding equity securities, FHLB, and FRB stock, are indicated in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	June 30, 2018
	1 year or less	Over 1 year to 5 years	Over 5 to 10 years	Over 10 years	Total
Securities available for sale:	(Dollars in thousands)
U.S. government agencies:
Amortized cost	$25,984	$22,041	$—	$—	$48,025
Fair value	25,827	21,715	—	—	47,542
Weighted average yield	1.23%	1.74%	—%	—%	1.47%
Mortgage-backed securities
Amortized cost	1,000	8,183	26,610	36,156	71,949
Fair value	996	8,008	25,836	35,759	70,599
Weighted average yield	2.63%	1.61%	2.07%	2.81%	2.40%
Municipal bonds
Amortized cost	2,744	13,066	5,749	9,306	30,865
Fair value	2,746	12,925	5,829	9,266	30,766
Weighted average yield	1.94%	2.61%	3.76%	2.89%	2.85%
Corporate bonds
Amortized cost	—	6,166	—	—	6,166
Fair value	—	6,023	—	—	6,023
Weighted average yield	—%	3.15%	—%	—%	3.15%
Total securities
Amortized cost	$29,728	$49,456	$32,359	$45,462	$157,005
Fair value	$29,569	$48,671	$31,665	$45,025	$154,930
Weighted average yield	1.34%	2.13%	2.37%	2.83%	2.23%
Sources of Funds
General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans, and funds provided from operations. Deposits increased $147.8 million, or 7.2%, to $2.2 billion at June 30, 2018 as compared to $2.0 billion at June 30, 2017.
Deposits.  We offer a variety of deposit accounts with a wide range of interest rates and terms to both consumers and businesses. Our deposits consist of savings, money market and demand accounts, and certificates of deposit ("CDs"). We solicit deposits primarily in our market areas. At June 30, 2018, 2017 and 2016, we had $108.9 million, $16.8 million, and $13.6 million in brokered deposits, respectively, which included certificates of deposit made under our participation in the Certificate of Deposit Account Registry Service® (“CDARS”). Through CDARS, we can provide a depositor the ability to place up to $50.0 million on deposit with us while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS network. In return, these financial institutions place customer funds with us on a reciprocal basis. As of June 30, 2018, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 76.5% of total deposits.
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
Approximately 23.5% of our total deposits are comprised of CDs. Our liquidity could be reduced if a significant amount of CDs, maturing within a short period of time, were not renewed. Historically, a significant portion of our CDs remain with us after they mature and we believe that this will continue. However, the need to retain these time deposits could result in an increase in our cost of funds.

The following table sets forth our deposit flows during the periods indicated.

	Years Ended June 30,
(Dollars in thousands)	2018	2017	2016
Beginning balance	$2,048,451	$1,802,696	$1,872,126
Deposits acquired from business combination	—	280,234	—
Net deposit increase (decrease)	141,048	(39,067)	(73,961)
Interest credited	6,754	4,588	4,531
Ending balance	$2,196,253	$2,048,451	$1,802,696
Net increase (decrease)	$147,802	$245,755	$(69,430)
Percent increase (decrease)	7.22%	13.63%	(3.71)%
The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated.

	2018		2017		2016
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
(Dollars in thousands)
Transaction and Savings Deposits:
Interest-bearing checking	$471,364	21.46%	$469,377	22.91%	$403,574	22.39%
Noninterest-bearing checking	317,822	14.47	310,172	15.14	225,336	12.50
Savings	213,250	9.71	237,149	11.58	210,817	11.69
Money market	677,665	30.86	569,607	27.81	520,320	28.86
Total non-certificates	$1,680,101	76.50%	$1,586,305	77.44%	$1,360,047	75.45%
Certificates:
0.00-0.99%	$273,087	12.43%	$360,449	17.60%	$385,342	21.38%
1.00-1.99%	197,875	9.01	89,279	4.36	40,841	2.27
2.00-2.99%	35,707	1.63	2,755	0.13	2,760	0.15
3.00-3.99%	5,066	0.23	5,234	0.26	9,275	0.51
4.00-4.99%	4,415	0.20	4,427	0.22	4,427	0.25
5.00% and over	2	—	2	—	4	—
Total certificates	$516,152	23.50%	$462,146	22.56%	$442,649	24.55%
Total deposits	$2,196,253	100.00%	$2,048,451	100.00%	$1,802,696	100.00%

The following table shows rate and maturity information for our CDs at June 30, 2018.

	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	4.00- 4.99%	5.00% or greater	Total	Percent of Total
	(In thousands)
Quarter ending:
September 30, 2018	$103,720	$81,898	$—	$85	$—	$—	$185,703	36.0%
December 31, 2018	40,571	43,361	4	—	—	—	83,936	16.3
March 31, 2019	28,569	23,124	16,408	—	—	—	68,101	13.2
June 30, 2019	22,178	21,827	3,991	—	—	—	47,996	9.3
September 30, 2019	13,497	10,583	442	2,768	69	—	27,359	5.3
December 31, 2019	10,655	7,420	3,244	1,392	—	—	22,711	4.4
March 31, 2020	8,560	1,518	81	772	—	—	10,931	2.1
June 30, 2020	9,246	482	1,305	21	—	—	11,054	2.1
September 30, 2020	6,286	541	434	—	—	2	7,263	1.4
December 31, 2020	6,666	1,361	318	—	—	—	8,345	1.6
March 31, 2021	3,674	1,173	101	—	—	—	4,948	1.0
June 30, 2021	3,723	948	652	—	—	—	5,323	1.0
Thereafter	15,742	3,639	8,727	28	4,346	—	32,482	6.3
Total	$273,087	$197,875	$35,707	$5,066	$4,415	$2	$516,152	100.0%
Percent of total	52.9%	38.3%	6.9%	1.0%	0.9%	—%	100.0%
The following table indicates the amount of our CDs by time remaining until maturity as of June 30, 2018.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
CDs less than $100,000	$17,166	$27,795	$21,828	$66,390	$133,179
CDs of $100,000 or more	116,575	52,122	69,839	62,166	300,702
Public funds(1)	51,961	4,018	24,432	1,860	82,271
Total certificates of deposit	$185,702	$83,935	$116,099	$130,416	$516,152
_______________________________

(1)	Deposits from government and other public entities.
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
We may obtain advances from the FHLB of Atlanta upon the security of certain of our mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. As of June 30, 2018, we had $635.0 million in FHLB advances outstanding and the ability to borrow an additional $79.2 million. In addition to FHLB advances, at June 30, 2018 we had a $132.3 million line of credit with the FRB, subject to qualifying collateral, and $60.0 million available through lines of credit with three unaffiliated banks, none of which was outstanding at June 30, 2018. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for more information about our borrowings.

The following tables set forth information regarding our borrowings at the end of and during the periods indicated.

	Year ended June 30,
	2018	2017	2016
	(Dollars in thousands)
Maximum balance:
Federal Home Loan Bank advances	$699,000	$696,500	$507,000
Average balances:
Federal Home Loan Bank advances	$658,240	$577,848	$482,576
Weighted average interest rate:
Federal Home Loan Bank advances	1.41%	0.63%	0.31%

	At June 30,
	2018	2017	2016
	(Dollars in thousands)
Balance outstanding at end of period:
Federal Home Loan Bank advances	$635,000	$696,500	$491,000
Weighted average interest rate:
Federal Home Loan Bank advances	1.95%	1.13%	0.42%
Subsidiary and Other Activities
HomeTrust Bank has one operating subsidiary, Western North Carolina Service Corporation (“WNCSC”), whose primary purpose is to own several office buildings in Asheville, North Carolina which are leased to HomeTrust Bank. Our capital investment in WNCSC as of June 30, 2018 was $938,000.
Employees
At June 30, 2018, we had a total of 466 full-time employees and 54 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. Management also considers our employees to be a great team of highly engaged, competent and caring people who ensure every day that our customers are "Ready For What's Next" in their financial life. Their performance creates word-of-mouth referrals that result in the growth of new customers and expanded customer relationships.
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
Financial Regulatory Reform. The Dodd-Frank Act, which was enacted in July 2010, imposed various restrictions and an expanded framework of regulatory oversight for financial entities, including depository institutions and their holding companies.
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as HomeTrust Bank, and their holding companies.
The Regulatory Relief Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. In addition, the Regulatory Relief Act includes certain regulatory relief regarding such matters as call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.
It is difficult at this time to predict when or how any new standards under the Regulatory Relief Act will ultimately be applied to us or what specific impact the Act and the yet-to-be-written implementing rules and regulations will have on community banks.
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
As a state-chartered institution, the Bank is subject to periodic examinations by the NCCOB and the Federal Reserve. During these examinations, the examiners assess compliance with state and federal banking regulations and the safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure, and employee compensation and benefits. Any institution that fails to comply with these standards must submit a compliance plan.
The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain relationships and common interests. That limit is generally equal to 15% of unimpaired capital and surplus, which was $53.5 million as of June 30, 2018. The limit is increased to 25% for loans fully secured by readily marketable collateral. The Bank has no lending relationships in excess of its lending limit.
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
Pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). These rules became effective April 15, 2014, but the Federal Reserve extended the conformance period for certain features to July 21, 2017. Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliates from engaging in short-term proprietary trading of certain securities, investing in funds not registered with the SEC with collateral not entirely comprised of loans, and from engaging in hedging activities that do not hedge a specific identified risk.
Insurance of Accounts and Regulation by the FDIC.  The deposit insurance fund of the FDIC insures deposit accounts in HomeTrust Bank up to $250,000 per separately insured deposit ownership right or category.
Under the FDIC’s risk-based assessment system, insured institutions are assessed based on supervisory ratings and in general, stronger institutions pay lower rates while riskier institutions pay higher rates. Currently, assessment rates (inclusive of certain possible adjustments) range from 1.5 to 40.0 basis points of each institution’s total average consolidated assets less average tangible equity (subject to upward adjustment for certain debt). The FDIC has authority to increase insurance assessments, and any significant increases would have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what assessment rates will be in the future.

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
Effective January 1, 2015 (with some changes transitioned into full effectiveness by January 1, 2019), the Bank became subject to capital regulations, which created a new required ratio for common equity Tier 1 (“CET1”) capital, increased the minimum leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios, and changed what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the “Basel III” requirements.
Under the capital regulations, the minimum required capital ratios for the Company and the Bank are (i) a CETI capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a Tier 1 leverage ratio of 4.0% for all financial institutions. CET1 generally consists of common stock and retained earnings. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital. The CET1 capital ratio, the Tier 1 capital ratio and the total capital ratio are sometimes referred to as the risk-based capital ratios and are determined based on risk-weightings of assets and certain off-balance sheet items that range from 0% to 1,250%.
In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to a certain transition period. These changes include the phasing-out of certain instruments as qualifying capital. At June 30, 2018 the Bank did not have any of these instruments. Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital, subject to a transition period ending December 31, 2017. Because of our asset size, we were eligible to elect and have elected to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.
As noted above, in addition to the risk-based capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the minimum levels for such ratios in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer requirement began to be phased in starting in January 2016 at an amount more than 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount more than 2.5% of risk-weighted assets in January 2019. Once fully phased in on January 1, 2019, the new minimum capital ratios applicable to the Company and the Bank are (i) a CETI capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; (iii) a total capital ratio of 10.5%; and (iv) a Tier 1 leverage ratio of 4.0%. As of June 30, 2018, the conservation buffer was 1.875%.
To be consider “well capitalized,” a depository institution must have a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. Under certain circumstances, regulators are required to take certain actions against banks that fail to meet the minimum required capital ratios. Any such institution must submit a capital restoration plan and, until such plan is approved may not increase its assets, acquire another depository institution, establish a branch or engage in any new activities, or make capital distributions. As of June 30, 2018, HomeTrust Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement. For additional information regarding the Bank’s required and actual capital levels at June 30, 2018, see Note 18 of the Notes to Consolidated Financial Statements included in Item 8 in this report.
Federal Home Loan Bank System. HomeTrust Bank is a member of the FHLB of Atlanta, one of 11 regional Federal Home Loan Banks that administer the home financing credit function of financial institutions. The Federal Home Loan Banks are subject to the oversight of the Federal Housing Finance Agency (“FHFA”) and each FHLB serves as a reserve or central bank for its members within its assigned region. The Federal

Home Loan Banks are funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System and makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the FHFA. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See “Business -Sources of Funds - Borrowings.”
At June 30, 2018, the Bank held $29.9 million in FHLB stock that was in compliance with the holding requirements. The FHLB pays dividends quarterly, and HomeTrust Bank received $1.6 million in dividends during the year ended June 30, 2018.
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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of June 30, 2018, HomeTrust Bank’s aggregate recorded loan balances for construction, land development and land loans were 56.1% of regulatory capital. In addition, at June 30, 2018, HomeTrust Bank’s loans on commercial real estate, as defined by the guidance, were 247.6% of regulatory capital.
Community Reinvestment and Consumer Protection Laws.  In connection with its deposit-taking, lending and other activities, the Bank is subject to a number of federal laws designed to protect consumers and promote lending for various purposes. The CFPB issues regulations and standards under these federal consumer protection laws, which include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and others. The CFPB has promulgated a number of proposed and final regulations under these laws that will affect our consumer businesses. Among these regulatory initiatives, are final regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards. In addition, customer privacy regulations limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties. These regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.
The Community Reinvestment Act ("CRA") requires that the Federal Reserve assess the Bank's record in meeting the credit needs of the communities it serves, especially low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." The Bank received an "satisfactory" rating in its most recent CRA evaluation.
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
Capital Requirements for HomeTrust Bancshares.  As a bank holding company, HomeTrust Bancshares, Inc. is subject to the minimum regulatory capital requirements established by the Federal Reserve regulation, which generally are the same as the capital requirements for the Bank. These capital requirements include provisions that might impact the ability of the Company to pay dividends to its stockholders or repurchase its shares. For a description of the capital regulations, see " Regulation of HomeTrust Bank-Current Capital Requirements for HomeTrust Bank" and Note 18 of the Notes to Consolidated Financial Statements included in Item 8 in this report.
At June 30, 2018, the HomeTrust Bancshares, Inc. exceeded its minimum regulatory capital requirements under Federal Reserve regulations.
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
On October 28, 2015, the Auditing Standards Board of the American Institute of Certified Public Accountants ("AICPA") issued Statement on Auditing Standards ("SAS") No. 130 - An Audit of Internal Control Over Financial Reporting That Is Integrated With an Audit of Financial Statement. Under SAS 130, our auditors are required to opine on the effectiveness of internal controls over financial reporting for the current fiscal year.
Sarbanes-Oxley Act. The Sarbanes-Oxley Act (“SOX Act”) of 2002 addresses a broad range of corporate governance, auditing and accounting, executive compensation, and disclosure requirements for public companies and their directors and officers. The SOX Act requires our Chief Executive Officer and Chief Financial Officer to certify the accuracy of certain information included in our quarterly and annual reports. The rules require these officers to certify that they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of our financial reporting and disclosure controls and procedures; that they have made certain disclosures to the auditors and to the Audit Committee of the Board of Directors about our controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Section 404 of the SOX Act requires management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and requires our auditors to attest to and report on the effectiveness of these controls.
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
On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal income tax rate from a maximum of 35% to a flat 21%. The corporate federal income tax rate reduction was effective January 1, 2018. Since the Company has a fiscal year end of June 30th, the reduced federal corporate income tax rate for fiscal year 2018 was the result of the application of a blended federal statutory tax rate of 27.5%, which was based on the applicable tax rates before and after the Tax Act and corresponding number of days in the fiscal year before and after enactment, and then will be a flat 21% corporate income tax rate for fiscal 2019 and thereafter. The Tax Act also required a revaluation the Company’s deferred tax assets and liabilities to account for the future impact of lower corporate income tax rates and other provisions of the legislation. As a result of the Company’s revaluation, the net deferred tax asset (“DTA”) was reduced through an increase to the provision for income tax. The revaluation of our DTA balance resulted in a one-time increase for the fiscal year ended June 30, 2018 to federal income tax of $17.6 million. See Note 12 "Income Taxes" in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
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
Minimum Tax. Prior to the enactment of the Tax Act, the Internal Revenue Code ("IRC") imposed an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax was payable to the extent such alternative minimum taxable income was in excess of the regular tax. Net operating losses could offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax could be used as credits against regular tax liabilities in future years. At June 30, 2018, we had alternative minimum tax credit carryforwards of approximately $4.9 million. Upon enactment of the Tax Act, the alternative minimum tax was repealed.
Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. In 2009, IRC 172 (b) (1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years. At June 30, 2018, we had $40.8 million of net operating loss carryforwards for federal income tax purposes.
Corporate Dividends-Received Deduction.  HomeTrust Bancshares, Inc. files a consolidated return with the Bank. As a result, any dividends HomeTrust Bancshares, Inc. receives from the Bank will not be included as income to HomeTrust Bancshares, Inc. The corporate dividends-received deduction is 100%, or 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend.
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
South Carolina. The state of South Carolina requires banks to file a bank tax return. As a multi-state bank, we pay taxes on the portion of revenue generated within the state. In 2018 and 2017 the tax rate was 5.0% and 4.5%, respectively.
Tennessee. The state of Tennessee requires banks to file a franchise and excise tax form for financial institutions. The franchise tax is based on the portion of revenue generated in the state, the net worth of the Bank, and the applicable franchise tax, which was $0.25 per $100 in 2018 and 2017. The excise tax is based on the taxable income (as defined by the state), the portion of revenue generated in the state, and the applicable excise tax, which was 6.5% in 2018 and 2017.
Virginia. The state of Virginia requires banks to file a bank franchise tax. The tax is based on the portion of capital deployed within the state and county level (as defined by the state) and taxed at $1 per $100 of taxable value.
EXECUTIVE OFFICERS
The following individuals are executive officers of HomeTrust Bancshares and HomeTrust Bank and hold the offices set forth below opposite their names.

Name	Age(1)	Position
Dana L. Stonestreet	64	Chairman, President and Chief Executive Officer
Tony J. VunCannon	53	Executive Vice President, Chief Financial Officer, Corporate Secretary, and Treasurer
Howard L. Sellinger	65	Executive Vice President and Chief Information Officer
C. Hunter Westbrook	55	Executive Vice President and Chief Banking Officer
Keith Houghton	56	Executive Vice President and Chief Credit Officer
Parrish Little	50	Executive Vice President and Chief Risk Officer
___________________

(1)	As of June 30, 2018.
Biographical Information. Set forth below is certain information regarding the executive officers of HomeTrust Bancshares and HomeTrust Bank. There are no family relationships among or between the executive officers.
Dana L. Stonestreet, Chairman and Chief Executive Officer.  In his 29 years of service, Mr. Stonestreet has overseen ten acquisitions and the growth of the Bank from $300 million to $3.3 billion in assets at June 30, 2018. As part of the CEO succession plan for HomeTrust Bancshares, Inc. and the Bank, Mr. Stonestreet, who had been serving as President and Chief Operating Officer and as a director of HomeTrust Bank since 2008 and as President and Chief Operating Officer of HomeTrust Bancshares, Inc. since HomeTrust Bank’s mutual-to-stock conversion, became co-Chief Executive Officer of HomeTrust Bancshares, Inc. and the Bank in July 2013. Mr. Stonestreet became President, Chairman and Chief Executive Officer of HomeTrust Bancshares, Inc. and the Bank effective at the annual meeting in November 2013. Mr. Stonestreet joined HomeTrust Bank in 1989 as its Chief Financial Officer and was promoted to Chief Operating Officer in 2003. Mr. Stonestreet began his career with Hurdman & Cranston (an accounting firm that was later merged into KPMG) as a certified public accountant. Mr. Stonestreet serves as a director of the HUB Community Economic Development Alliance Board. In addition, Mr. Stonestreet has served as Chairman of the Asheville Chamber of Commerce and as a director for RiverLink, the YMCA, United Way, the North Carolina Bankers Association and other community organizations. In July 2017, Mr. Stonestreet was appointed to the North Carolina Banking Commission for a four-year term. Mr. Stonestreet’s 29 years of service with HomeTrust Bank gives him in-depth knowledge of nearly all aspects of its operations. Mr. Stonestreet’s accounting background and prior service as HomeTrust Bank’s Chief Financial Officer also provide him with a strong understanding of the various financial matters brought before the Board.
Tony J. VunCannon, Executive Vice President, Chief Financial Officer, Corporate Secretary, and Treasurer.  Mr. VunCannon has served as HomeTrust Bank's Chief Financial Officer since July 2006. Mr. VunCannon joined the Bank in April 1992 as Controller; later becoming the Treasurer in March 1997 until July 2006 when he was also named Chief Financial Officer. In 2018, he was named Corporate Secretary. Prior to joining the Bank, Mr. VunCannon worked as an auditor in KPMG’s Charlotte office where his focus was in the community banking sector. Mr. VunCannon is a graduate of the University of North Carolina at Chapel Hill with a Bachelor of Science Degree in Business Administration/Accounting. He is also a Certified Public Accountant.

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
Our primary market areas are concentrated in North Carolina (including the Asheville metropolitan area, Greensboro / “Piedmont” region, Charlotte, and Raleigh/Cary), South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and the Roanoke Valley area of Virginia. Adverse economic conditions in our market areas can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely.
While real estate values and unemployment rates have recently improved, deterioration in economic conditions, particularly within our primary market areas could result in the following consequences, among others, any of which could materially hurt our business:

•	loan delinquencies, problem assets and foreclosures may increase;

•	we may increase our allowance for loan losses;

•	the slowing of sales of foreclosed assets;

•	demand for our products and services may decline, possibly resulting in a decrease in our total loans or assets;

•	collateral for loans made may decline further in value, exposing us to increased risk of loss on existing loans and reducing customers’ borrowing power;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our deposits may decrease and the composition of our deposits may be adversely affected.
At June 30, 2018, the most significant portion of our loans located outside of our primary market areas was HELOCs-purchased totaling $166.3 million, or 6.5% of our loan portfolio, secured by one-to-four family properties located primarily in several western states. As a result, our financial condition and results of operations will be subject to general economic conditions and the real estate conditions prevailing in the markets in which the underlying properties securing these loans are located, as well as the conditions in our primary market areas. If economic conditions or if the real estate market declines in the areas in which these properties are located, we may suffer decreased net income or losses associated with higher default rates and decreased collateral values on our existing portfolio. Further, because of their geographical diversity, these loans can be more difficult to oversee than loans in our market areas in the event of delinquency.

A decline in economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.
Our business may be adversely affected by credit risk associated with residential property.
At June 30, 2018, $661.7 million, or 26.2% of our total loan portfolio, was secured by first liens on one-to-four family residential loans. In addition, at June 30, 2018, our home equity lines of credit totaled $303.8 million or 12.0% of our total loan portfolio, including $69.7 million secured by a first lien on the residential property. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations. Further, the Tax Act enacted in December 2017 could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions. These changes could make it more difficult for borrowers to make their loan payments, and could also negatively impact the housing market, which could adversely affect our business and loan growth.
A majority of our loans are “non-conforming” because they are adjustable rate mortgages which contain interest rate floors or do not satisfy credit or other requirements due to personal and financial reasons (i.e. divorce, bankruptcy, length of time employed, etc.), conforming loan limits (i.e. jumbo mortgages), and other requirements, imposed by secondary market purchasers. Some of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy a need in our local market areas. As a result, subject to market conditions, we intend to continue to originate these types of loans. Total non-conforming loans were $373.2 million at June 30, 2018, including $101.6 million of jumbo one- to four-family residential loans which may also expose us to increased risk because of their larger balances.
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
At June 30, 2018, $86.1 million, or 13.6%, of our one-to-four family loans and 4.0% of our total loan portfolio, consisted of loans secured by non-owner-occupied residential properties. Loans secured by non-owner-occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied residential loan borrowers have more than one loan outstanding with HomeTrust Bank which may expose us to a greater risk of loss compared to an adverse development with respect to an owner-occupied residential mortgage loan.
Our construction and development loans and construction and land/lot loans have a higher risk of loss than residential or commercial real estate loans.
At June 30, 2018, construction and land/lot loans in our retail consumer loan portfolio was $65.6 million, or 2.6%, of our total loan portfolio, and consists primarily of construction to permanent loans to homeowners building a residence or developing lots in residential subdivisions intending to construct a residence within one year. Construction and development loans in our commercial loan portfolio at June 30, 2018, totaled $192.1 million, or 7.6%, of our total loan portfolio, and consists of loans to contractors and builders primarily to finance the construction of single and multi-family homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale.

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
In addition, during the term of some of our construction and development loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At June 30, 2018, $48.7 million of our construction and development loans were for speculative construction loans and none were classified as nonaccruing.
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
While commercial real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans require a more detailed analysis at the time of loan underwriting and on an ongoing basis. At June 30, 2018, commercial real estate loans were $857.3 million, or 33.9% of our total loan portfolio, including multifamily loans totaling $106.7 million or 4.0% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. At June 30, 2018, commercial real estate loans that were nonperforming were $2.9 million, or 26.2% of our total nonperforming loans.
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
The FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on the criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 247.6% of total risk-based capital at June 30, 2018. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
Our auto finance lending increases our exposure to lending risks.
At June 30, 2018, $173.1 million, or 6.9%, of our total loan portfolio consisted of indirect auto finance loans originated by us. Indirect auto finance loans are inherently risky as they are secured by assets that depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. In addition, our ability to originate loans is reliant on our relationships with automotive dealers. In particular, our automotive finance operations depend in large part upon our ability to establish and maintain relationships with reputable automotive dealers that direct customers to our offices or originate loans at the point-of-sale. Although we have relationships with certain automotive dealers, none of our relationships are exclusive and any may be terminated at any time. If our existing dealer base experiences decreased sales we may experience decreased loan volume in the future, which may have an adverse effect on our business, results of operations, and financial condition.
Repayment of our municipal leases is dependent on the fire department receiving tax revenues from the county/municipality.
At June 30, 2018, municipal leases were $109.2 million, or 4.3%, of our total loan portfolio. We offer ground and equipment lease financing to fire departments located throughout North Carolina and, to a lesser extent, South Carolina. Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for that purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2018, $11.6 million of our municipal leases contained a non-appropriation clause.
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
Our nonperforming assets (which consist of nonaccruing loans and REO) were $14.6 million, or 0.4%, of total assets at June 30, 2018, compared to $20.0 million, or 0.62% of total assets, and $24.5 million, or 0.9% of total assets, at June 30, 2017 and 2016, respectively. Our nonperforming assets adversely affect our net income in various ways:

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
If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. We have also classified $21.3 million in loans as performing troubled debt restructurings at June 30, 2018.
To meet our growth objectives we may originate or purchase loans outside of our market areas which could affect the level of our net interest margin and nonperforming loans.
In order to achieve our desired loan portfolio growth, we opportunistically purchase loans outside of our primary market areas either individually, through participations, or in bulk or “pools”. We perform certain due diligence procedures and may re-underwrite these loans to our underwriting standards prior to purchase, and anticipate acquiring loans subject to customary limited indemnities, however, we may be exposed to a greater risk of loss as we acquire loans of a type or in geographic areas where management may not have substantial prior experience and which may be more difficult for us to monitor. During the years ended June 30, 2018, 2017 and 2016 we purchased $61.2 million, $345.0 million and $120.6 million of loans, respectively. Loan pools purchased in the past three years consisted primarily of home equity loans secured by single family residential properties located in several western states, most of which are still in our loan portfolio. When determining the purchase price we are willing to pay to acquire loans, management will make certain assumptions about, among other things, if and how much borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, when and how to dispose of any real estate that may be acquired through foreclosure. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. Our success in increasing our loan portfolio through loan purchases will depend on our ability to price the loans properly and on general economic conditions in the geographic areas where the underlying properties or collateral for the loans acquired are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonperforming loans and our results of operations.

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
Our mortgage banking operations provide a significant portion of our noninterest income. We generate mortgage revenues primarily from gains on the sale of single-family residential loans pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and other investors on a servicing released basis. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, significant impairment of our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, result in a lower volume of corresponding loan originations or increase other administrative costs which may materially adversely affect our results of operations.
We have experienced historically low interest rates in recent years but interest rates have been increasing. Mortgage production, especially refinancing, generally declines in rising interest rate environments resulting in fewer loans that are available to be sold to investors. When interest rates rise, or even if they do not, there can be no assurance that our mortgage production will continue at current levels. The profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to the interest rate environment, our mortgage business is dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans into that market. The loans in our held for sale portfolio are carried at fair market value with changes recognized in our statement of operations. Carrying the loans at fair value may also increase the volatility in our earnings.
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
Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In an attempt to help the overall economy, the Federal Reserve has kept interest rates low through its targeted Fed Funds rate. The Federal Reserve has steadily increased the targeted federal funds rate over the last three fiscal years to a range of 1.75% to 2.00% at June 30, 2018 and indicated further increases in the targeted federal funds rate in the future, subject to economic conditions. As the Federal Reserve increases the targeted Fed Funds rate, overall interest rates will likely rise, which may negatively impact the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.
We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from the sale of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our investment securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.
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
A sustained increase in market interest rates could adversely affect our earnings. As a result of the exceptionally low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. At June 30, 2018, we had $385.7 million in certificates of deposit that mature within one year and $1.7 billion in checking, savings, and money market accounts. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.
In addition, a substantial amount of our loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. As of June 30, 2018, our loans with interest rate floors totaled approximately $611.5 million or 24.2% of our total loan portfolio and had a weighted average floor rate of 4.00%. At that date, $71.3 million of these loans were at their floor rate, of which $57.0 million, or 79.9%, had yields that would begin floating again once prime rates increase at least 200 basis points. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.
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
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our consolidated balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information about our interest rate risk management.
Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect our results of operations.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

If limitations arise in our ability to utilize the national brokered deposit market or to replace short-term deposits, our ability to replace maturing deposits on acceptable terms could be adversely impacted.
HomeTrust Bank utilizes the national brokered deposit market for a portion of our funding needs. At June 30, 2018, brokered deposits totaled $107.5 million or 4.89% of total deposits, with remaining maturities of one month to four years. Under FDIC regulations, in the event we are deemed to be less than well-capitalized, we would be subject to restrictions on our use of brokered deposits and the interest rate we can offer on our deposits. If this happens, our use of brokered deposits and the rates we would be allowed to pay on deposits may significantly limit our ability to use deposits as a funding source. If we are unable to participate in this market for any reason in the future, our ability to replace these deposits at maturity could be adversely impacted.
Further, there may be competitive pressures to pay higher interest rates on deposits, which would increase our funding costs. If deposit clients move money out of the Bank deposits and into other investments (or into similar products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in reduced loan originations, which could materially negatively impact our growth strategy and results of operations.
Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.
Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the North Carolina, South Carolina, Virginia, and/or Tennessee markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB Atlanta or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.
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

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described under the heading “Item 1. Business-Regulation” in Item I of this Form 10-K. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. New proposals for legislation continue to be introduced in the U.S. Congress that could further alter the regulation of the bank and non-bank financial services industries and the manner in which firms within the industry conduct business. In this regard, in May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to reduce the application of certain financial reform regulations, including the Dodd-Frank Act, on community banks such as us. The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent to replace the leverage and risk-based regulatory capital ratios. It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that they may impact the profitability of our business activities and enhance our ability to originate residential loans while reducing our operating and compliance costs. In addition to this new legislation, federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Future changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. These changes may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These accounting changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.
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
Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Currently, we believe our capital resources satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support our growth.
Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, any additional capital we obtain may result in the dilution of the interests of existing holders of our common stock. Further, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.
We are subject to certain risks in connection with our use of technology.
Our security measures may not be sufficient to mitigate the risk of a cyber attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.
Further, our cardholders use their debit and credit cards to make purchases from third parties or through third party processing services. As such, we are subject to risk from data breaches of such third party’s information systems or their payment processors. Such a data security breach could compromise our account information. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for losses associated with reimbursing our clients for such fraudulent transactions on clients’ card accounts, as well as costs incurred by payment card issuing banks and other third parties or may be subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. We may also incur other costs related to data security breaches, such as replacing cards associated with compromised card accounts. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.
Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. The Corporation is continuously working to install new and upgrade its existing information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to further protect the Corporation against cyber risks and security breaches.
There continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Insider or employee cyber and security threats are increasingly a concern for companies, including ours. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber-security breach or other act, however, some of our clients may have been affected by these breaches, which could increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.
Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While the Corporation selects third-party vendors carefully, it does not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.
The board of directors oversees the risk management process, including the risk of cybersecurity, and engages with management on cybersecurity issues.
Our operations rely on numerous external vendors.
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by a third party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.
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
As a bank, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

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
As of June 30, 2018, we had approximately $40.8 million of federal net operating losses (“NOLs”). The majority of these NOLs will expire for federal tax purposes from 2024 through 2036. Our ability to use our NOLs and other pre-ownership change losses (collectively, “Pre-Change Losses”) to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended from time to time (the “Code”). In general, an ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and U.S. Treasury regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a rolling three-year period. If we experience an ownership change our Pre-Change Losses will be subject to an annual limitation on their use, which is generally equal to the fair market value of our outstanding stock immediately before the ownership change multiplied by the long-term tax-exempt rate, which was 2.09% for ownership changes occurring in June 2018. Depending on the size of the annual limitation (which is in part a function of our market capitalization at the time of the ownership change) and the remaining carryforward period for our Pre-Change Losses (U.S. federal net operating losses generally may be carried forward for a period of 20 years), we could realize a permanent loss of some or all of our Pre-Change Losses, which could have a material adverse effect on our results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We maintain our administrative office, which is owned by us, in Asheville, North Carolina. In total, as of June 30, 2018, we have 43 locations, which include: North Carolina (including the Asheville metropolitan area, Greensboro / "Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).

Of those offices, ten are leased facilities. We also own an operations center located in Asheville, North Carolina. We lease additional space, which is adjacent to the facility we own, for administrative and operations personnel. The lease terms for our branch offices, operations center and other offices are not individually material. Lease expirations range from one to five years. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use. See Notes 5 and 11 in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is listed on the Nasdaq Global Market under the symbol “HTBI.” The common stock was issued at a price of $10.00 per share in connection with the Conversion. The Conversion was completed on July 10, 2012 and the Company’s common stock commenced trading on the Nasdaq Global Market on July 11, 2012. As of the close of business on September 10, 2018, there were 19,015,568 shares of common stock outstanding held by 1,264 holders of record. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for the Company’s common stock for the year ended June 30, 2018 and 2017.

	Year Ended June 30,
	2018		2017
	High	Low	High	Low
First quarter	$26.50	$21.40	$19.41	$17.28
Second quarter	28.00	24.41	27.05	18.00
Third quarter	28.00	24.20	26.30	21.80
Fourth quarter	29.60	25.88	25.73	22.90
The Company did not declare any dividends on its common stock during the fiscal years ended June 30, 2018 or 2017. The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. We also have the ability to receive dividends or capital distributions from HomeTrust Bank, our wholly owned subsidiary. There are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. See Item 1, “Business—How We Are Regulated,” for more information regarding the restrictions on the Company’s and the Bank’s abilities to pay dividends.
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
On December 15, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to 922,855 shares of the Company's common stock, representing 5% of the Company's outstanding shares, of which 443,155 remain available for repurchase at June 30, 2018. There were no shares repurchased during the year ended June 30, 2018 and during the year ended June 30, 2017, 479,700 of the shares approved on December 15, 2015 were repurchased at an average price of $18.00.
Since its Conversion in July 2012, as of June 30, 2018, the Company has repurchased a total of 5,351,065 shares of common stock at an average price of $16.63.

Equity Compensation Plans
The equity compensation plan information presented under Part III, Item 12 of this report is incorporated herein by reference.
Shareholder Return Performance Graph Presentation
The performance graph below compares the Company’s cumulative shareholder return on its common stock since June 30, 2013 to the cumulative total return of the Nasdaq Composite, and the Nasdaq Bank Index for the periods indicated. The information presented below assumes $100 was invested on June 30, 2013, in the Company’s common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance. Total return assumes the reinvestment of all dividends and that the value of common stock and each index was $100 on June 30, 2013.

	Year Ended June 30,
	2013	2014	2015	2016	2017	2018
HomeTrust Bancshares, Inc.	100.00	92.98	98.82	109.08	143.87	165.98
NASDAQ Bank Index	100.00	117.83	130.36	123.63	169.83	186.90
NASDAQ Composite	100.00	152.64	172.68	167.68	212.62	260.05

Item 6. Selected Financial and Other Data.
The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for the years ended June 30, 2018, 2017 and 2016 are derived in part from the audited consolidated financial statements that appear in this annual report. The following information is only a summary and you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report and “Financial Statements and Supplementary Data” under Item 8 of this report below.

	At June 30,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Financial Condition Data:
Total assets	$3,304,169	$3,206,533	$2,717,677	$2,783,114	$2,074,454
Loans receivable, net(1)	2,504,792	2,330,319	1,811,539	1,663,333	1,473,529
Allowance for loan losses	21,060	21,151	21,292	22,374	23,429
Certificates of deposit in other banks	66,937	132,274	161,512	210,629	163,780
Securities available for sale, at fair value	154,993	199,667	200,652	257,606	168,774
FHLB and FRB stock(2)	37,214	39,355	29,486	28,711	3,697
Deposits	2,196,253	2,048,451	1,802,696	1,872,126	1,583,047
Borrowings	635,000	696,500	491,000	475,000	50,000
Stockholders’ equity	409,242	397,647	359,976	371,050	377,151

	Years Ended June 30,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Operations Data:
Total interest and dividend income	$116,702	$99,436	$87,747	$85,156	$60,281
Total interest expense	16,072	8,245	6,040	5,390	5,432
Net interest income	100,630	91,191	81,707	79,766	54,849
Provision for (recovery of) loan losses	—	—	—	150	(6,300)
Net interest income after provision for (recovery of) loan losses	100,630	91,191	81,707	79,616	61,149
Service charges and fees on deposit accounts	8,802	7,709	7,469	5,930	2,783
Mortgage banking income and fees	5,452	3,645	3,069	2,989	3,218
Bank owned life insurance income	2,117	2,088	1,643	1,651	1,484
Gain on sale of securities	—	22	—	61	10
Gain on sale of fixed assets	164	385	10	—	—
Other noninterest income	3,137	2,258	2,101	1,888	1,243
Total noninterest income	19,672	16,107	14,291	12,519	8,738
Total noninterest expense	85,331	90,259	79,641	81,552	55,032
Income before provision for income taxes	34,971	17,039	16,357	10,583	14,855
Income tax expense	26,736	5,192	4,901	2,558	4,513
Net income	$8,235	$11,847	$11,456	$8,025	$10,342
Per Share Data:
Net income per common share:
Basic	$0.45	$0.66	$0.65	$0.42	$0.54
Diluted	$0.44	$0.65	$0.65	$0.42	$0.54

	At or For the Years Ended June 30,
	2018	2017	2016	2015	2014
Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to average total assets)	0.25%	0.40%	0.42%	0.32%	0.62%
Return on equity (ratio of net income to average equity)	2.05	3.14	3.16	2.12	2.86
Tax equivalent yield on earning assets(3)	3.97	3.79	3.62	3.88	4.15
Rate paid on interest-bearing liabilities	0.65	0.37	0.29	0.29	0.46
Tax equivalent average interest rate spread(3)	3.32	3.42	3.33	3.59	3.69
Tax equivalent net interest margin(3)(4)	3.43	3.49	3.37	3.64	3.79
Noninterest expense to average total assets	2.63	3.04	2.88	3.25	3.29
Average interest-earning assets to average interest-bearing liabilities	120.77	120.26	119.25	120.61	130.20
Efficiency ratio	70.93	84.12	82.96	88.37	86.55
Efficiency ratio - adjusted(5)	70.12	75.48	80.43	79.78	78.50
Asset quality ratios:
Nonperforming assets to total assets(6)	0.44%	0.62%	0.90%	1.15%	2.53%
Nonaccruing loans to total loans(6)	0.43	0.58	1.01	1.47	2.53
Total classified assets to total assets	1.00	1.57	2.17	2.92	4.51
Allowance for loan losses to nonaccruing loans(6)	192.96	154.77	114.98	90.02	61.79
Allowance for loan losses to total loans	0.83	0.90	1.16	1.33	1.56
Net charge-offs (recoveries) to average loans	—	0.01	0.06	0.07	0.19
Capital ratios:
Equity to total assets at end of period	12.39%	12.40%	13.25%	13.33%	18.18%
Average equity to average assets	12.41	12.80	13.24	15.11	21.62
Dividend payout to common shareholders	—	—	—	—	—
_____________________

(1)	Net of allowances for loan losses, loans in process and deferred loan fees.

(2)	FRB stock was first purchased as part of membership requirements in fiscal year 2015.

(3)
For the year ended June 30, 2018 the weighted average rate for municipal leases is adjusted for a 30% combined federal and state tax rate since the interest from these leases is tax exempt. All other periods were at 37%.

(4)	Net interest income divided by average interest-earning assets.

(5)	See Part II, Item 7 - "Non-GAAP Financial Measures" for additional details.

(6)
Nonperforming assets include nonaccruing loans including certain restructured loans and real estate owned. At June 30, 2018, there were $4.2 million of restructured loans included in nonaccruing loans and $5.6 million, or 51.6%, of nonaccruing loans were current on their loan payments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and notes thereto, which are included in Item 8 of this Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding us as provided in this Form 10-K.
Overview
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences, including home equity loans and construction and land/lot loans, commercial real estate loans, construction and development loans, commercial and industrial loans, U.S. Small Business Administration ("SBA") loans, equipment finance leases, indirect automobile loans, and municipal leases. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government-sponsored enterprises, as well as, commercial paper and certificates of deposit insured by the FDIC.
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

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, loan income and fees, and gains and losses from sales of securities.
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
At June 30, 2018, we had 43 locations in North Carolina (including the Asheville metropolitan area, Greensboro/"Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Recent Merger, Acquisition, and Consolidation Activity
On March 29, 2018, the Company opened a de novo branch office in Cary, North Carolina.
On August 1, 2017, the Company opened a commercial loan production office in Greensboro, North Carolina.
On January 1, 2017, the Company completed its acquisition of TriSummit Bancorp, Inc. ("TriSummit") pursuant to an Agreement and Plan of Merger, dated as of September 20, 2016, under which TriSummit merged with and into HomeTrust with HomeTrust as the surviving corporation in the Merger. Immediately following the Merger, TriSummit's wholly owned subsidiary bank, TriSummit Bank, merged with and into the Bank. TriSummit had seven offices throughout the East Tennessee market. The acquisition added approximately $258.0 million in loans and $280.0 million in deposits.
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
On October 30, 2015, the Bank consolidated six branch offices located in North Carolina and Tennessee. The closures were the result of a review of customer banking preferences and the current branch network. The Company had a nonrecurring impairment charge of $400,000 for the year ended June 30, 2016 in relation to the consolidation of these offices.
Business and Operating Strategy and Goals
Our primary objective is to continue to operate and grow HomeTrust Bank as a well-capitalized, profitable, independent, community banking organization. Our mission is to create stockholder value by building relationships with our employees, customers, and communities in our primary markets in North Carolina (including the Asheville metropolitan area, Greensboro / "Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley) through exceptional service and helping our customers every day to be "Ready For What’s Next" in their financial lives. We will also need to continue providing our employees with the tools necessary to effectively deliver our products and services to customers in order to compete effectively with other financial institutions operating in our market areas and to fulfill our "Commitment to the Customer Experience."
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

Expanding our lines of businesses. In our commitment to sound and profitable organic growth, we continuously focus on enhancing our lines of businesses. During fiscal year 2018, we added 13 additional commercial market presidents/relationship managers primarily throughout our seven metro markets to further expand our commercial and industrial lending, as well as our knowledge of the growing markets. During fiscal 2018, we implemented a new loan decision platform and overhauled our home equity lines of credit ("HELOCs") origination process resulting in 75% increase in branch originations and a 68% decrease in the amount of time to close the loan. Commercial loan originations for the years ended June 30, 2018, 2017, 2016 were $590.5 million, $532.5 million, and $325.5 million, respectively. Fiscal year 2018 marked the fourth full year of our indirect auto finance line of business, which serves automobile dealerships, its owners, and consumers buying automobiles from these dealerships throughout western North Carolina and upstate South Carolina. Our focus on working with strong dealerships affords us the opportunity to expand into additional market areas and to actively deepen relationships through cross-selling opportunities, while building a strong reputation. Indirect auto loans grew to $173.1 million at June 30, 2018 from $140.9 million at June 30, 2017.
Building on the momentum we have generated, we opened a de novo branch in Cary, North Carolina in March 2018 and a new Commercial LPO in Greensboro, North Carolina in August 2017. In addition, we began operations for our new SBA 7(a) loan program and equipment finance line of business. As we look forward, we will continue to focus on organic loan growth through both established and new lines of business as well as refocusing on business banking and consumer lending through branches.
Disciplined franchise expansion. We believe opportunities currently exist within our new market areas to grow our franchise as illustrated by 84% of our commercial loan originations in fiscal year 2018 were originated by commercial relationship managers located in market areas we entered subsequent to 2012. We anticipate organic growth as the local economy and loan demand strengthens, through our marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions occurring in our market areas. We may also seek to expand our franchise through the selective acquisition of individual branches, loan purchases and, to a lesser degree, whole bank transactions that meet our investment and market objectives. We will continue to be disciplined as it pertains to future expansion focusing primarily on organic growth in our current market areas.
Maintaining and improving asset quality. The Company believes that strong asset quality is a key to long-term financial success. The percentage of nonperforming loans to total loans was 0.43% and 0.58% for June 30, 2018 and 2017, respectively. The Company’s percentage of nonperforming assets to total assets at June 30, 2018 was 0.44% compared to 0.62% at June 30, 2017. The Company has actively managed the delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts and marketing saleable properties upon foreclosure or repossession, work-outs of classified assets and loan charge-offs. In the past several years, the Company has applied more conservative and stringent underwriting practices to new loans, including, among other things, an increased emphasis on a borrower’s ongoing ability to repay a loan by requiring lower debt to income ratios, higher credit scores and lower loan to value ratios than our previous lending policies had required. Although the Company intends to grow the commercial loan portfolio by expanding commercial real estate and commercial and industrial lending, the Company intends to manage credit exposures through the use of experienced bankers in this area, internal concentration limits, and a conservative approach to lending.
Emphasizing lower cost core deposits to manage the funding costs of our loan growth.  We offer personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less sensitive to withdrawal when interest rates fluctuate. To build our core deposit base, over the past several years, we have sought to reduce our dependence on traditional higher cost deposits in favor of stable lower cost demand deposits. We have utilized additional product offerings, technology and a focus on customer service in working toward this goal. In addition, we intend to increase demand deposits by growing business banking relationships through a recently expanded product line tailored to our target business customers’ needs. We are also pursuing a number of strategies that include enhancing our online and mobile banking platform, including improvements to online account opening and sales promotions on money market and checking accounts to encourage the growth of lower cost deposits. As a result, core deposits (which we define as our non-certificate or non-time deposit accounts) have increased 6% during fiscal 2018 and were 77% of total deposits at June 30, 2018.
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
Hiring and retaining experienced employees with a customer service focus. We have been successful in attracting and retaining banking professionals with strong community relationships and significant knowledge of our markets, through both individual hires and business combinations, which is central to our business strategy. Exceptional service, local involvement and timely decision-making are integral parts of our business strategy, and we continue to seek additional highly qualified and motivated individuals. We believe that by focusing on experienced bankers who are established in their communities, we enhance our market position and add profitable growth opportunities. Our compensation and incentive systems are aligned with our strategies to grow core deposits and our loan portfolio as the economy improves, while improving asset quality. We have a strong corporate culture based on personal accountability and high ethical standards with an emphasis on "character" and "competence" across all our business lines and locations.

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

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. See Note 12 in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
Non-GAAP Financial Measures
In addition to results presented in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), this Form 10-K contains certain non-GAAP financial measures, which include: efficiency ratio; tangible book value per share; tangible equity to tangible assets ratio; net interest income and net interest margin as adjusted to exclude additional Federal Home Loan Bank ("FHLB") borrowings and proceeds from such borrowings; net income, earnings per share ("EPS"), return on assets ("ROA"), and return on equity ("ROE") excluding merger-related expenses, certain state tax expense, adjustments for the change in federal tax law, and gain from the sale of premises and equipment; and the ratio of the allowance for loan losses to total loans excluding acquired loans.

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

Set forth below is a reconciliation to GAAP of our efficiency ratio:

	Year Ended
(Dollars in thousands)	June 30,
	2018	2017	2016	2015	2014
Noninterest expense	$85,331	$90,259	$79,641	$81,552	$55,032
Less merger-related expenses	—	7,805	—	5,417	2,708
Less impairment charge for branch consolidations	—	—	400	375	—
Noninterest expense – as adjusted	$85,331	$82,454	$79,241	$75,760	$52,324

Net interest income	$100,630	$91,191	$81,707	$79,766	$54,849
Plus noninterest income	19,672	16,107	14,291	12,519	8,738
Plus tax equivalent adjustment	1,559	2,354	2,537	2,736	3,076
Less gain on sale of fixed assets	164	385	10	—	—
Less realized gain on securities	—	22	—	61	10
Net interest income plus noninterest income – as adjusted	$121,697	$109,245	$98,525	$94,960	$66,653
Efficiency ratio	70.12%	75.48%	80.43%	79.78%	78.50%
Efficiency ratio (without adjustments)	70.93%	84.12%	82.96%	88.37%	86.55%

Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

(Dollars in thousands, except per share data)	At June 30,
	2018	2017	2016	2015	2014
Total stockholders' equity	$409,242	$397,647	$359,976	$371,050	$377,151
Less: goodwill, core deposits intangibles, net of taxes	29,125	30,157	17,169	19,000	12,344
Tangible book value (1)	$380,117	$367,490	$342,807	$352,050	$364,807
Common shares outstanding	19,041,668	18,967,875	17,998,750	19,488,449	20,632,008
Tangible book value per share	$19.96	$19.37	$19.05	$18.06	$17.68
Book value per share	$21.49	$20.96	$20.00	$19.04	$18.28

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	At June 30,
(Dollars in thousands)	2018	2017
Tangible book value(1)	$380,117	$367,490
Total assets	3,304,169	3,206,533
Less: goodwill, core deposit intangibles, net of taxes	29,125	30,157
Total tangible assets(2)	$3,275,044	$3,176,376
Tangible equity to tangible assets	11.61%	11.57%
_________________________________________________________________

(1)	Tangible book value is equal to total shareholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

(2)	Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP net interest income and net interest margin as adjusted to exclude additional FHLB borrowings and proceeds from such borrowings:

	Year Ended June 30, 2018			Year Ended June 30, 2017
	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned / Paid	Yield/ Rate
Interest-earning assets	$2,976,262	$118,261	3.97%	$2,683,956	$101,790	3.79%
Less: Interest-earning assets funded by additional FHLB borrowings (1)	213,750	4,069	1.90%	318,000	3,640	1.14%
Interest-earning assets - adjusted	$2,762,512	$114,192	4.13%	$2,365,956	$98,150	4.15%

Interest-bearing liabilities	$2,464,339	$16,072	0.65%	$2,231,759	$8,245	0.37%
Additional FHLB borrowings	213,750	2,971	1.39%	318,000	1,856	0.58%
Interest-bearing liabilities - adjusted	$2,250,589	$13,101	0.58%	$1,913,759	$6,389	0.33%

Net interest income and net interest margin		$102,189	3.43%		$93,545	3.49%
Net interest income and net interest margin - adjusted		101,091	3.66%		91,762	3.88%
Difference		$1,098	(0.23)%		$1,783	(0.39)%
_________________________________________________________________________________

(1)
Proceeds from the additional borrowings were invested in various interest-earning assets including: deposits with the Federal Reserve Bank of Richmond ("FRB"), FHLB stock, certificates of deposit in other banks, and commercial paper.

Set forth below is a reconciliation to GAAP net income, ROA, ROE, and EPS as adjusted to exclude merger-related expenses, certain state tax expense, adjustments for the change in federal tax law, gain on sale of premises and equipment, and impairment charges for branch consolidation:

	Year Ended
(Dollars in thousands, except per share data)	June 30,
	2018	2017	2016	2015	2014
Merger-related expenses	$—	$7,805	$—	$5,417	$2,708
State tax expense adjustment (1)	(142)	490	526	—	—
Change in federal tax law adjustment (2)	17,908	—	—	—	—
Gain on sale of premises and equipment	(164)	(385)	(10)	—	—
Impairment charges for branch consolidation	—	—	400	374	—
Provision/(recovery) of loan losses (3)	N/A	N/A	N/A	(150)	(6,300)
Total adjustments	17,602	7,910	916	5,641	(3,592)
Tax effect (4)	49	(2,646)	(144)	(1,882)	1,506
Total adjustments, net of tax	17,651	5,264	772	3,759	(2,086)

Net income (GAAP)	8,235	11,847	11,456	8,025	10,342

Net income (non-GAAP)	$25,886	$17,111	$12,228	$11,784	$8,256

Per Share Data
Average shares outstanding - basic	18,028,854	17,379,487	17,417,046	19,038,098	18,630,744
Average shares outstanding - diluted	18,726,431	17,956,443	17,606,689	19,117,902	18,715,669

Basic EPS
EPS (GAAP)	$0.45	$0.66	$0.65	$0.42	$0.54
Non-GAAP adjustment	0.99	0.30	0.05	0.19	(0.10)
EPS (non-GAAP)	$1.44	$0.96	$0.70	$0.61	$0.44

Diluted EPS
EPS (GAAP)	$0.44	$0.65	$0.65	$0.42	$0.54
Non-GAAP adjustment	0.94	0.29	0.05	0.19	(0.10)
EPS (non-GAAP)	$1.38	$0.94	$0.70	$0.61	$0.44

Average Balances
Average assets	$3,243,661	$2,945,365	$2,741,188	$2,510,296	$1,673,267
Average equity	$402,605	$376,970	$362,916	$379,316	$361,727

ROA
ROA (GAAP)	0.25%	0.40%	0.42%	0.32%	0.62%
Non-GAAP adjustment	0.55%	0.18%	0.03%	0.15%	(0.13)%
ROA (non-GAAP)	0.80%	0.58%	0.45%	0.47%	0.49%

ROE
ROE (GAAP)	2.05%	3.14%	3.16%	2.12%	2.86%
Non-GAAP adjustment	4.38%	1.40%	0.21%	0.99%	(0.58)%
ROE (non-GAAP)	6.43%	4.54%	3.37%	3.11%	2.28%
_______________________________________________________
(1)    State tax adjustment is a result of various revaluations of state deferred tax assets.
(2)    Revaluation of net deferred tax assets due to the Tax Cuts and Jobs Act.
(3)    Tax amounts have been adjusted for certain nondeductible merger-related expenses.
(4)    Beginning in fiscal 2016, the Provision/(recovery) of loan losses was no longer included in this calculation.

Set forth below is a reconciliation to GAAP of the allowance for loan losses to total loans and the allowance for loan losses as adjusted to exclude loans acquired through business combinations:

	As of
(Dollars in thousands)	June 30, 2018	June 30, 2017
Total gross loans receivable (GAAP)	$2,526,616	$2,352,415
Less: acquired loans	271,801	374,538
Adjusted loans (non-GAAP)	$2,254,815	$1,977,877

Allowance for loan losses (GAAP)	$21,060	$21,151
Less: allowance for loan losses on acquired loans	483	727
Adjusted allowance for loan losses	20,577	20,424
Allowance for loan losses / Adjusted loans (non-GAAP)	0.91%	1.03%
Comparison of Financial Condition at June 30, 2018 and June 30, 2017
General.  Total assets increased $97.6 million, or 3.0% to $3.3 billion at June 30, 2018 from $3.2 billion at June 30, 2017. Total liabilities increased $86.0 million, or 3.1% to $2.9 billion at June 30, 2018 from $2.8 billion at June 30, 2017. Deposit growth of $147.8 million, or 7.2% and the cumulative decrease of $126.3 million, or 30.1% in cash and cash equivalents, certificates of deposit in other banks and investment securities during the year ended June 30, 2018 were used to partially fund the $174.4 million, or 7.4% increase in total loans receivable, the $79.2 million, or 52.9% increase in commercial paper, and reduce borrowings by $61.5 million, or 8.8%. We continue to utilize our leveraging strategy, where designated short-term FHLB borrowings are invested in various short-term liquid assets to generate additional net interest income, as well as the required purchase of additional FHLB stock which generates increased dividend income; however, we have reduced the amount of assets purchased and liabilities assumed as part of the leveraging strategy during the past year and expect to continue reducing these amounts commensurate with anticipated organic loan growth.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents decreased $16.2 million, or 18.7%, to $70.7 million at June 30, 2018 from $87.0 million at June 30, 2017. In conjunction with our leveraging strategy, we purchase commercial paper to take advantage of higher returns with relatively low risk while remaining highly liquid. The commercial paper balance increased $79.2 million, or 52.9% to $229.1 million at June 30, 2018 from $149.9 million at June 30, 2017.
Investments.  Securities available for sale decreased $44.7 million, to $155.0 million at June 30, 2018 compared to $199.7 million at June 30, 2017. At June 30, 2018, certificates of deposit in other banks totaled $66.9 million compared to $132.3 million at June 30, 2017. All of the certificates of deposit in other banks are fully insured by the FDIC. The Company has reduced its liquidity position in order to fund recent loan growth. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We do not believe that there are any other-than-temporary impairments at June 30, 2018; therefore, no impairment losses have been recorded for fiscal 2018. Other investments include FHLB and FRB stock. FHLB stock decreased $2.2 million, to $29.9 million over the last fiscal year as a result of required redemptions of FHLB stock due to reduced FHLB borrowings. As a member of the Federal Reserve System, the Bank is required to own FRB stock, which totaled $7.3 million as of June 30, 2018 and 2017. In addition, we held in other assets, $5.2 million of equity securities in small business investment companies.
Loans.  Net loans receivable increased $174.4 million, or 7.4%, to $2.5 billion at June 30, 2018 compared to $2.3 billion at June 30, 2017, primarily due to $170.5 million in net organic loan growth.
For fiscal year 2018, the retail loan segment portfolio originations increased to $323.6 million, or 5.9%, from $305.4 million the previous fiscal year. The commercial loan segment portfolio originations increased to $590.5 million, or 9.0%, from $541.5 million the previous fiscal year.

Retail consumer and commercial loans consist of the following at the dates indicated:

					Percent of total
	June 30,	June 30,	Change		June 30,	June 30,
	2018	2017	$	%	2018	2017
Retail consumer loans:
One-to-four family	$664,289	$684,089	$(19,800)	(2.9)%	26.3%	29.1%
HELOCs - originated	137,564	157,068	(19,504)	(12.4)	5.4	6.7
HELOCs - purchased	166,276	162,407	3,869	2.4	6.6	6.9
Construction and land/lots	65,601	50,136	15,465	30.8	2.6	2.1
Indirect auto finance	173,095	140,879	32,216	22.9	6.9	6.0
Consumer	12,379	7,900	4,479	56.7	0.5	0.3
Total retail consumer loans	1,219,204	1,202,479	16,725	1.4	48.3	51.1
Commercial loans:
Commercial real estate	857,315	730,408	126,907	17.4	33.9	31.0
Construction and development	192,102	197,966	(5,864)	(3.0)	7.6	8.4
Commercial and industrial	148,823	120,387	28,436	23.6	5.9	5.1
Municipal leases	109,172	101,175	7,997	7.9	4.3	4.3
Total commercial loans	1,307,412	1,149,936	157,476	13.7	51.7	48.9
Total loans	$2,526,616	$2,352,415	$174,201	7.4%	100.0%	100.0%
Recently, our expansion into larger metro markets as well as in-market acquisitions combined with improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory in certain markets have led to us significantly increasing originations of construction loans for properties located in our market areas. We have hired experienced commercial real estate relationship managers, credit officers, and developed a construction risk management group to better manage construction risk, as part of our efforts to grow the construction portfolio. We will continue to take a disciplined approach in our construction and land development lending by concentrating our efforts on smaller one-to-four residential loans to builders known to us and developers of commercial real estate and multifamily properties with proven success in this type of construction. At June 30, 2018, construction and land/lots totaled $65.6 million including $52.8 million of one-to-four family construction loans that will roll over to permanent loans upon completion of the construction period. Undisbursed construction and land/lots loan commitments at June 30, 2018 totaled $58.9 million. Total construction and development loans at June 30, 2018, were $192.1 million, excluding unfunded loan commitments of $209.7 million, of which $74.5 million was for non-residential commercial real estate construction, $64.5 million was for land development, $48.7 million was for speculative construction of single family properties, and $4.8 million was for multi-family construction. Undisbursed construction and development loan commitments at June 30, 2018 included $108.0 million of commercial real estate projects, multi-family residential projects of $12.4 million and $30.5 million for the speculative construction of one- to four-family residential properties.
Asset Quality. Our overall asset quality metrics continue to demonstrate our commitment to growing and maintaining a loan portfolio with a moderate risk profile. Nonperforming assets decreased 27.0% to $14.6 million, or 0.44% of total assets, at June 30, 2018, compared to $20.0 million, or 0.62% of total assets, at June 30, 2017. Nonperforming assets included $10.9 million in nonaccruing loans and $3.7 million in REO at June 30, 2018, compared to $13.7 million and $6.3 million, in nonaccruing loans and REO, respectively, at June 30, 2017. Included in nonperforming loans are $4.2 million of loans restructured from their original terms of which $2.6 million were current with respect to their modified payment terms. The decrease in nonaccruing loans was primarily due to continued improvements in credit quality throughout the loan portfolio and loans returning to performing status as payment history and the borrower's financial status improved. At June 30, 2018, $5.6 million, or 51.6%, of nonaccruing loans were current on their required loan payments. Purchased impaired loans aggregating $3.4 million acquired from prior acquisitions are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. Nonperforming loans to total loans decreased to 0.43% at June 30, 2018 from 0.58% at June 30, 2017.
The ratio of classified assets to total assets decreased to 1.00% at June 30, 2018 from 1.57% at June 30, 2017. Classified assets decreased 34.2% to $33.1 million at June 30, 2018 compared to $50.2 million at June 30, 2017. Delinquent loans (loans delinquent 30 days or more) at June 30, 2018 were $9.8 million, or 0.4% of total loans compared to $15.2 million, or 0.6% of total loans at June 30, 2017.
As of June 30, 2018, impaired loans decreased to $31.4 million from $39.0 million at June 30, 2017. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. For more information on these impaired loans, see Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
Our allowance for loan losses at June 30, 2018 was $21.1 million, or 0.83% of total loans, compared to $21.2 million, or 0.90% of total loans at June 30, 2017. The allowance for loan losses was 0.91% of gross loans at June 30, 2018, excluding acquired loans from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations, as compared to 1.03% at June 30, 2017. The Company recorded these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these loans at the time of acquisition. Any subsequent deterioration in credit quality will result in a provision for loan losses. The allowance for our acquired loans at June 30, 2018 was $483,000 compared to $727,000 at June 30, 2017. There was no provision for loan losses for the years ended June 30, 2018 and 2017 as the allowance for loan losses required by our loan growth was offset by continued improvements in our asset quality. Net loan charge-offs decreased to $91,000 for the year ended June 30, 2018 from $141,000 for fiscal 2017. Net charge-offs as a percentage of average loans decreased to 0.00% for the year ended June 30, 2018 from 0.01% for last fiscal year. The allowance as a percentage of nonaccruing loans increased to 192.96% at June 30, 2018, compared to 154.77% a year earlier.
We believe that the allowance for loan losses as of June 30, 2018 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Real estate owned.  REO decreased $2.6 million, to $3.7 million at June 30, 2018 primarily due to $3.9 million in sales of REO, which were partially offset by $1.3 million in transfers from foreclosed loans. The total balance of REO included $1.7 million in commercial real estate, $998,000 in single-family homes and $956,000 in land, construction and development projects (both residential and commercial) at June 30, 2018.
Deferred income taxes. Deferred income taxes decreased $24.8 million, or 43.3%, to $32.6 million at June 30, 2018 from $57.4 million at June 30, 2017. The decrease was primarily driven by the revaluation of deferred tax assets as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) enacted on December 22, 2017, the realization of net operating losses through increases in taxable income, and to a lesser extent, the revaluation of various state deferred tax assets, as discussed below. For more information on the Tax Act's impact on the Company's deferred income taxes, see Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
Deposits.  Total deposits increased $147.8 million, or 7.2%, to $2.2 billion at June 30, 2018 from $2.0 billion at June 30, 2017. The increase was primarily due to $93.8 million increase in our core deposits, in particular a $108.1 million or 19.0% increase in money market accounts, from marketing initiatives and a $54.0 million increase in certificates of deposit, which related to additional brokered deposits. At June 30, 2018 and 2017, we had $108.9 million and $16.8 million in brokered deposits, respectively.
Borrowings.  Borrowings, comprised of FHLB advances, decreased to $635.0 million at June 30, 2018 from $696.5 million at June 30, 2017. At June 30, 2018 there were $255.0 million in FHLB advances with maturities less than 90 days and $150.0 million in convertible FHLB advances with maturities greater than one year; together with a weighted average interest rate of 1.95%.
Equity.  Stockholders’ equity at June 30, 2018 increased to $409.2 million from $397.6 million at June 30, 2017. The increase was primarily driven by $8.2 million in net income, $3.0 million in stock-based compensation, and $680,000 in a cumulative adjustment for the adoption of Accounting Standard Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," partially offset by a $1.9 million decrease in other comprehensive income representing unrealized losses on investment securities, net of tax. Tangible book value per share increased $0.59, or 3.0% to $19.96 as of June 30, 2018 compared to $19.37 at June 30, 2017.

Average Balances, Interest and Average Yields/Cost
The following table sets forth the average balance sheets, interest income and expense, and average yields and costs. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Years Ended June 30,
	2018			2017			2016
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
Assets:
Interest-earning assets:
Loans receivable (1)	$2,418,946	$106,641	4.41%	$2,080,490	$92,423	4.44%	$1,764,229	$80,974	4.59%
Deposits in other financial institutions	137,026	1,934	1.41%	177,753	1,900	1.07%	213,011	1,974	0.93%
Investment securities	172,461	3,668	2.13%	202,866	3,983	1.96%	229,287	4,161	1.81%
Other interest-earning assets(3)	247,829	6,018	2.43%	222,847	3,484	1.56%	289,922	3,174	1.09%
Total interest-earning assets	2,976,262	118,261	3.97%	2,683,956	101,790	3.79%	2,496,449	90,283	3.62%
Other assets	267,399			261,410			244,739
Total Assets	3,243,661			2,945,366			2,741,188
Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	473,880	970	0.20%	430,527	772	0.18%	389,027	581	0.15%
Money market accounts	644,331	2,442	0.38%	541,030	1,405	0.26%	501,871	1,112	0.22%
Savings accounts	224,582	295	0.13%	228,360	308	0.13%	215,584	289	0.13%
Certificate accounts	463,306	3,051	0.66%	453,994	2,103	0.46%	504,469	2,549	0.51%
Total interest-bearing deposits	1,806,099	6,758	0.37%	1,653,911	4,588	0.28%	1,610,951	4,531	0.28%
Borrowings	658,240	9,314	1.41%	577,848	3,657	0.63%	482,576	1,510	0.31%
Total interest-bearing liabilities	2,464,339	16,072	0.65%	2,231,759	8,245	0.37%	2,093,527	6,041	0.29%
Noninterest-bearing deposits	311,210			271,477			220,764
Other liabilities	65,489			65,160			63,981
Total liabilities	2,841,038			2,568,396			2,378,272
Stockholders' equity	402,623			376,970			362,916
Total liabilities and stockholders' equity	3,243,661			2,945,366			2,741,188
Net earning assets	$511,923			$452,197			$402,922
Average interest-earning assets to average interest-bearing liabilities	120.77%			120.26%			119.25%
Tax-equivalent:
Net interest income		$102,189			$93,545			$84,242
Interest rate spread			3.32%			3.42%			3.33%
Net interest margin(4)			3.43%			3.49%			3.37%
Non-tax-equivalent:
Net interest income		$100,630			$91,191			$81,707
Interest rate spread			3.27%			3.34%			3.23%
Net interest margin(4)			3.38%			3.40%			3.27%

(1)	The average loans receivable, net balances include loans held for sale and nonaccruing loans.

(2)
Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $1.6 million, $2.4 million, and $2.5 million for fiscal years ended June 30, 2018, 2017, and 2016, respectively, calculated based on a combined federal and state tax rate of 30%, 37%, and 37%, respectively.

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

	Years Ended June 30,			Years Ended June 30,
	2018 vs. 2017			2017 vs. 2016
	Increase/ (decrease) due to		Total increase/ (decrease)	Increase/ (decrease) due to		Total increase/ (decrease)
(Dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$15,036	$(818)	$14,218	$14,515	$(3,066)	$11,449
Deposits in other financial institutions	(435)	469	34	(327)	253	(74)
Investment securities	(597)	282	(315)	(479)	301	(178)
Other	391	2,143	2,534	(734)	1,044	310
Total interest-earning assets	14,395	2,076	16,471	12,975	(1,468)	11,507
Interest-bearing liabilities:
Interest-bearing checking accounts	$77	$121	$198	$62	$129	$191
Money market accounts	269	768	1,037	86	207	293
Savings accounts	(6)	(7)	(13)	17	2	19
Certificate accounts	43	905	948	(255)	(191)	(446)
Borrowings	508	5,149	5,657	298	1,849	2,147
Total interest-bearing liabilities	$891	$6,936	$7,827	$208	$1,996	$2,204
Net increase in tax equivalent interest income			$8,644			$9,303
Comparison of Results of Operations for the Years Ended June 30, 2018 and June 30, 2017
General.  During 2018, we had net income of $8.2 million, a $3.6 million or 30.5% decrease compared to net income of $11.8 million earned in 2017. The Company's diluted earnings per share was $0.44 for the year ended June 30, 2018 compared to $0.65 for the year ended June 30, 2017. Earnings for the year ended June 30, 2018 included a $17.9 million write-down of deferred tax assets following a deferred tax revaluation resulting from enactment of the Tax Act with no comparable charge in fiscal year 2017, which was partially offset by the absence of merger-related expenses, which totaled $7.8 million in fiscal year 2017.
For the year ended June 30, 2018 and before the write-down of deferred tax assets from the change in the federal tax rate, merger-related expenses, certain state income tax expenses, and gains from the sale of premises and equipment (non-GAAP) net income was $25.9 million, or $1.38 in diluted earnings per share compared to $17.1 million, or $0.94 in diluted earnings per share for the year ended June 30, 2017.
Net Interest Income.  Net interest income for 2018 was $100.6 million, a $9.4 million, or 10.4% increase from $91.2 million in 2017. The increase in net interest income for the year ended June 30, 2018 reflects a $17.3 million increase in interest and dividend income due primarily to an increase in average interest-earning assets, partially offset by a $7.8 million increase in interest expense.
During 2018, average interest-earning assets increased $292.3 million, or 10.9% to $3.0 billion compared to $2.7 billion for 2017. The $338.5 million, or 16.3% increase in average balance of total loans receivable for the year ended June 30, 2018 was due to a full year's impact of the TriSummit acquisition and increased organic loan growth. This increase was mainly funded by the cumulative decrease of $46.2 million, or 7.6% in all other average interest-earning assets, an increase in average interest-bearing deposits of $152.2 million, or 9.2%, and an $80.4 million, or 13.9% increase in average borrowings, consisting entirely of FHLB advances.
Net interest margin (on a fully taxable-equivalent basis) for the year ended June 30, 2018 decreased six basis points to 3.43% from 3.49% for last year. For the year ended June 30, 2018, our leveraging strategy produced an additional $4.1 million in interest and dividend income at an average yield of 1.90%, while the average cost of the borrowings was 1.39%, resulting in approximately $1.1 million in net interest income. Our leveraging strategy produced an additional $3.6 million in interest and dividend income at an average yield of 1.14% during fiscal year 2017, while the average cost of the borrowings was 0.58%, resulting in approximately $1.8 million in net interest income. Excluding the effects of the leveraging strategy, the tax equivalent net interest margin would be 3.66% and 3.88% for the years ended June 30, 2018 and 2017, respectively.

Interest Income.  Total interest and dividend income for 2018 was $116.7 million, compared to $99.4 million for 2017, an increase of $17.3 million, or 17.4%. The increase was primarily driven by a $15.0 million, or 16.7% increase in loan interest income, a $2.2 million, or 59.4% increase in certificates of deposit and other interest-bearing deposits, and a $354,000, or 21.3% increase in other investment income partially offset by a $315,000, or 7.9% decrease in interest income from securities available for sale. The additional loan interest income was primarily due to the increase in the average balance of loans receivable, which was partially offset by a $3.0 million decrease in the accretion of purchase discounts on acquired loans to $3.2 million for the year ended June 30, 2018 from $6.1 million for fiscal year 2017, resulting from the full repayments of several loans with large discounts in the previous year. This decrease caused average loan yields to decrease three basis points to 4.41% for the year ended June 30, 2018 from 4.44% in fiscal 2017. The accretion on purchase discounts on acquired loans stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on loan pools purchased and, at least semi-annually, the Company updates loss estimates, prepayment speeds, and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loans pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter as well as year over year. Excluding the effects of the accretion on purchase discounts on acquired loans, loan yields increased 13 basis points to 4.28% for the year ended June 30, 2018 compared to 4.15% in fiscal 2017.
Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans' contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. As of June 30, 2018, our loans with interest rate floors totaled approximately $611.5 million or 16.1% of our total loan portfolio and had a weighted average floor rate of 4.00%; $71.3 million of these loans were at their floor rate, of which $57.0 million, or 79.9%, had yields that would begin floating again once prime rates increase at least 200 basis points.
Interest Expense.  Total interest expense was $16.1 million in 2018, a $7.8 million, or 94.9% increase from $8.2 million in 2017. The increase was primarily related to the increase in average interest-bearing deposits and borrowings coupled with the increased cost of nine and 78 basis points for the years ended June 30, 2018 and 2017, respectively. The overall cost of funds increased 28 basis points to 0.65% for the year ended June 30, 2018 compared to 0.37% in the last fiscal year primarily due to the impact of the recent increases in the target federal funds rate on the cost of our borrowings.
Provision for Loan Losses.  During 2018 and 2017, there was no provision for loan losses reflecting the decline in our required provision loan losses due to the continued improvements in our asset quality outpacing the additional provision otherwise required due to our loan growth. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriated level based upon management's evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.
See "Comparison of Financial Condition at June 30, 2018 and 2017 - Asset Quality and Allowance for Loan Losses" for additional details.
Noninterest Income.  Noninterest income was $19.7 million for 2018 compared to $16.1 million for 2017. The $3.6 million, or 22.1% increase was primarily due to a $1.1 million, or 14.2% increase in service charges on deposit accounts as a result of the increase in deposit accounts and related fees; a $1.8 million, or 49.6% increase in loan income from the gain on sale of mortgage loans and various commercial loan-related fees driven by the commencing of originations and sales of the guaranteed portion of U.S Small Business Administration (“SBA”) commercial loans; and an $879,000, or 38.9% increase in other noninterest income mainly from investments in small business investment companies. Partially offsetting these increases was a $221,000, or 57.4% decrease in gains from the sale of premises and equipment for the year ended June 30, 2018 compared to last fiscal year.
Noninterest Expense.  Noninterest expense was $85.3 million in 2018, a $4.9 million, or 5.5% decrease from $90.3 million in 2017. The decrease was primarily driven by the absence of the previously mentioned $7.8 million of merger-related expenses; a $192,000, or 11.5% decrease in marketing and advertising; a $210,000, or 3.2% decrease in computer services; and a $222,000, or 15.7% decrease in real estate owned ("REO") related expenses primarily as a result of fewer REO properties held. Partially offsetting these decreases were the additional expenses related to the TriSummit acquisition, a new commercial loan production office in Greensboro, NC, new SBA and equipment finance lines of business, and the opening of a de novo branch in Cary, NC as shown in the cumulative increase of $3.4 million, or 5.0% in salaries and employee benefits; net occupancy expense; telephone, postage, and supplies; and other expenses for the year ended June 30, 2018 compared to last year. Deposit insurance premiums increased $241,000, or 17.5% as the net asset base has increased.
Income Taxes.  The provision for income taxes was $26.7 million for fiscal 2018 as compared to $5.2 million in 2017. The increase was mainly driven by the Tax Act's reduction in the federal corporate tax rate, which required the Company to revalue net deferred tax assets and establish the tax valuation allowance on a portion of our alternative minimum tax ("AMT") credits in accordance with Internal Revenue Service guidelines, resulting in a $17.9 million adjustment through income tax expense; and to a lesser extent higher pre-tax income. In addition, for the year ended June 30, 2018, the Company had a benefit of $142,000 as compared to a charge of $490,000 for the year ended June 30, 2017 related to the revaluation of various state deferred tax assets. In addition, our June 30 fiscal year end required the use of a blended federal income tax rate as prescribed by the Internal Revenue Code. The blended federal income tax rate of 27.5% was retroactively effective July 1, 2017 and was used for the entire fiscal year ended June 30, 2018. For more information on income taxes and deferred taxes, see Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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
Interest Income.  Total interest and dividend income for 2017 was $99.4 million, compared to $87.7 million for 2016, an increase of $11.7 million, or 13.3%.The increase was primarily driven by an $11.6 million, or 14.8% increase in loan interest income and a $196,000, or 13.4% increase in other investment income, which were partially offset by a $178,000, or 4.3% decrease in interest from securities available for sale. The additional loan interest income was due to the increase in the average balance of loans receivable and a $1.6 million increase in the accretion of purchase discounts on acquired loans to $6.1 million for 2017 from $4.5 million for 2016, as a result of early prepayments. Net interest margin is enhanced by the amortization of purchase accounting discounts on purchased loans and certificates of deposit received in recent acquisitions, which is accreted into net interest income. This additional income stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on loan pools purchased and, at least semi-annually, the Company updates loss estimates, prepayment speeds, and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loans pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter as well as year over year.
Average loan yields decreased 15 basis points to 4.44% for the year ended June 30, 2017 from 4.59% in fiscal 2016. For the years ended June 30, 2017 and 2016, the average loan yields included 29 and 26 basis points, respectively, from the accretion of purchase discounts on acquired loans.
Due to a significant number of adjustable-rate loans in the loan portfolio with interest rate floors below which the loans' contractual interest rate may not adjust, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. As of June 30, 2017, our loans with interest rate floors totaled approximately $633.8 million or 27.0% of our total loan portfolio and had a weighted average floor rate of 4.00%; $192.6 million of these loans were at their floor rate, of which $148.0 million, or 76.9%, had yields that would begin floating again once prime rates increase at least 200 basis points.
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
Noninterest Income.  Noninterest income was $16.1 million for 2017 compared to $14.3 million for 2016. The $1.8 million, or 12.7% increase was primarily due to a $576,000, or 18.8% increase in loan income and fees from increases in originations of mortgage loans held for sale, a $445,000, or 27.1% increase in BOLI income, and a $385,000 gain on the sale of a previously closed branch office building. In addition, service charges on deposit accounts increased $362,000, or 5.4%, reflecting the increase in deposit accounts from the TriSummit acquisition.
Noninterest Expense.  Noninterest expense was $90.3 million in 2017, a $10.6 million, or 13.3% increase from $79.6 million in 2016. The overall increase was primarily due to $7.8 million of merger-related expenses related to the TriSummit acquisition. Salaries and employee benefits expense increased $3.9 million, or 9.3% as a result of the TriSummit acquisition and an increase in stock-based compensation expense primarily driven by the increase in the Company's stock price. As a result of management's continued commitment to reduce operating expenses and the consolidation of six branches during the second quarter of 2016, there was a cumulative decrease of $773,000, or 5.4% in net occupancy expense; marketing and advertising; and telephone, postage, and supplies. This decrease was offset by an $837,000, or 14.4% increase in computer services as a result of the TriSummit acquisition. In addition, deposit insurance premiums decreased $607,000, or 30.6% due to a decline in the rates charged by the FDIC that occurred during the first quarter of fiscal 2017. REO-related expenses decreased $385,000 as a result of a $234,000 decrease in writedowns and net losses on the sale of REO properties and a $151,000 decrease in REO expenses.
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
We consider the relatively short duration of our deposits in our overall asset/liability management process. As short-term rates increase, we have assets and liabilities that increase with the market. This is reflected in the change in our present value equity (“PVE”) when rates increase (see the table below). PVE is defined as the net present value of our existing assets and liabilities. In addition, we have historically demonstrated an ability to maintain retail deposits through various interest rate cycles. If local retail deposit rates increase dramatically, we also have access to wholesale funding through our lines of credit with the FHLB and FRB, as well as through the brokered deposit market to replace retail deposits, as needed.
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
Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates. The table presented here, as of June 30, 2018, is forward-looking information about our sensitivity to changes in interest rates. The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up and down 400 basis points. Given the current targeted federal funds rate is 1.75% to 2.00% making an immediate change of -200 and -300 basis points improbable, a PVE calculation for a decrease of greater than 100 basis points has not been prepared. An increase in rates would slightly increase our PVE because the repricing of nonmaturing deposits tend to lag behind the increase in market rates. This positive impact is partially offset by the negative effect from our loans with interest rate floors which will not adjust until such time as a  loan’s current interest rate adjusts to an increase in market rates which exceeds the interest rate floor. Conversely, in a falling interest rate environment these interest rate floors will assist in maintaining our net interest income. As of June 30, 2018, our loans with interest rate floors totaled approximately $611.5 million or 16.1% of our total loan portfolio and had a weighted average floor rate of 4.00%, $71.3 million of these loans were at their floor rate, of which $57.0 million, or 79.9%, had yields that would begin floating again once prime rates increase at least 200 basis points.

June 30, 2018
Change in Interest Rates in	Present Value Equity			PVE
Basis Points	Amount	$ Change	% Change	Ratio
(Dollars in Thousands)
+ 400	$744,049	$28,227	4%	24%
+ 300	742,932	27,110	4	24
+ 200	738,771	22,949	3	23
+ 100	730,437	14,615	2	23
Base	715,822	—	—	22
- 100	668,983	(46,839)	(7)	20
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2018, HomeTrust Bank had an additional borrowing capacity of $79.3 million with the FHLB of Atlanta, a $132.3 million line of credit with the FRB, and three lines of credit with three unaffiliated banks totaling $60.0 million. At June 30, 2018, we had $635.0 million in FHLB advances outstanding. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At June 30, 2018, brokered deposits totaled $108.9 million or 4.96% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Company on a stand-alone level is a separate legal entity from HomeTrust

Bank and must provide for its own liquidity and pay its own operating expenses. The Company’s primary source of funds consists of the net proceeds retained by the Company from the Conversion. We also have the ability to receive dividends or capital distributions from HomeTrust Bank, although there are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. At June 30, 2018, the Company (on an unconsolidated basis) had liquid assets of $23.0 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2018, the total approved loan commitments and unused lines of credit outstanding amounted to $259.7 million and $491.6 million, respectively, as compared to $202.1 million and $414.4 million, respectively, as of June 30, 2017. Certificates of deposit scheduled to mature in one year or less at June 30, 2018, totaled $385.7 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During fiscal 2018, cash and cash equivalents decreased $16.2 million, or 18.7%, from $87.0 million as of June 30, 2017 to $70.7 million as of June 30, 2018. Cash provided by operating activities of $31.3 million and financing activities of $86.4 million was partially offset by cash used in investing activities of $134.0 million. Primary sources of cash for the year ended June 30, 2018 included proceeds from maturities of investment securities of $20.7 million, maturities of certificates of deposit in other banks, net of purchases, of $65.3 million, principal repayments of mortgage-backed securities of $20.5 million, and a $147.8 million increase in net deposits. Primary uses of cash during the period included an increase in portfolio loans of $168.6 million, a $3.5 million increase in fixed asset purchases, a decrease in borrowings of $61.5 million, and the purchase of commercial paper, net of maturities, of $75.2 million. All sources and uses of cash reflect our cash management strategy to increase our amount of higher yielding investments and loans, reducing our holdings in lower yielding investments and increasing our lower costing deposits.
During fiscal 2017, cash and cash equivalents increased $34.4 million, or 65.4%, from $52.6 million as of June 30, 2016 to $87.0 million as of June 30, 2017 primarily due to the increase in borrowings to partially fund the increase in total loans, and to provide funds for the TriSummit acquisition and our leveraging strategy. Cash provided by operating activities of $15.1 million and financing activities of $126.0 million was partially offset by cash used in investing activities of $106.8 million. Primary sources of cash for the year ended June 30, 2017 included proceeds from an increase in borrowings of $158.0 million, maturities and sales of investment securities of $46.4 million, maturities of commercial paper, net of purchases, of $81.0 million, maturities of certificates of deposit in other banks, net of purchases, of $29.5 million, and principal repayments of mortgage-backed securities of $23.9 million. Primary uses of cash during the period included, the purchase of securities available for sale of $15.1 million, a $34.5 million decrease in net deposits, an increase in portfolio loans of $255.9 million, a $2.8 million increase in fixed asset purchases, and $10.6 million for the TriSummit acquisition, net of cash received.
Contractual Obligations
The following table presents the Company's significant contractual obligations at June 30, 2018 (in thousands):

	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total
Borrowings	$435,000	$—	$—	$200,000	$635,000
Capital lease	133	402	423	1,849	2,807
Operating leases	1,661	2,413	1,902	1,543	7,519
Total contractual obligations	$436,794	$2,815	$2,325	$203,392	$645,326
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended June 30, 2018, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at June 30, 2018, is as follows (in thousands):

Undisbursed portion of construction loans	$209,726
Commitments to make loans	49,949
Unused lines of credit	491,649
Unused letters of credit	8,227
Total loan commitments	$759,551
Capital Resources
At June 30, 2018, equity totaled $409.2 million. Management monitors the capital levels of the Company to provide for current and future business opportunities and to ensure HomeTrust Bank meets regulatory guidelines for “well-capitalized” institutions.
HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the North Carolina Office of the Commissioner of Banks and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in the same manner to those applicable to bank holding companies.
HomeTrust Bancshares, Inc. and the Bank are required to maintain specified levels of regulatory capital under federal banking regulations. The capital adequacy requirements are quantitative measures established by regulation that require HomeTrust Bancshares, Inc. and the Bank to maintain minimum amounts and ratios of capital. HomeTrust Bancshares, Inc.’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements. At June 30, 2018, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements.
Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. As of June 30, 2018, the Bank was considered "well capitalized" in accordance with its regulatory capital guidelines and exceeded all regulatory capital requirements with Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios of 11.70%, 11.70%, 12.45%, and 10.33%, respectively. As of June 30, 2017, Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios were 11.68%, 11.68%, 12.50%, and 9.97%, respectively.
As of June 30, 2018, HomeTrust Bancshares, Inc. exceeded all regulatory capital requirements with Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios of 12.97%, 12.97%, 13.72%, and 11.45%, respectively. As of June 30, 2017, Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios were 13.07%, 13.07%, 13.89%, and 11.13%, respectively.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of HomeTrust Bancshares, Inc. and Subsidiary (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the result of their operations and their cash flows for each of the three years in the period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DIXON HUGHES GOODMAN LLP

We have served as the Company's auditor since 2005.

Asheville, North Carolina
September 13, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
HomeTrust Bancshares, Inc. and Subsidiary

Opinion on Internal Control Over Financial Reporting
We have audited HomeTrust Bancshares, Inc. and Subsidiary (the “Company”)’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, HomeTrust Bancshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of HomeTrust Bancshares, Inc. and Subsidiary as of June 30, 2018 and 2017, and for each of the years in the three years ended June 30, 2018, and our report dated September 13, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DIXON HUGHES GOODMAN LLP

Asheville, North Carolina
September 13, 2018

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30,
	2018	2017
Assets
Cash	$45,222	$41,982
Interest-bearing deposits	25,524	45,003
Cash and cash equivalents	70,746	86,985
Commercial paper	229,070	149,863
Certificates of deposit in other banks	66,937	132,274
Securities available for sale, at fair value	154,993	199,667
Other investments, at cost	37,214	39,355
Loans held for sale	5,873	5,607
Total loans, net of deferred loan fees	2,525,852	2,351,470
Allowance for loan losses	(21,060)	(21,151)
Net loans	2,504,792	2,330,319
Premises and equipment, net	62,537	63,648
Accrued interest receivable	9,344	8,758
Real estate owned (REO)	3,684	6,318
Deferred income taxes	32,565	57,387
Bank owned life insurance (BOLI)	88,028	85,981
Goodwill	25,638	25,638
Core deposit intangibles	4,528	7,173
Other assets	8,220	7,560
Total Assets	$3,304,169	$3,206,533
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$2,196,253	$2,048,451
Borrowings	635,000	696,500
Capital lease obligations	1,914	1,937
Other liabilities	61,760	61,998
Total liabilities	2,894,927	2,808,886
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 19,041,668, shares issued and outstanding at June 30, 2018; 18,967,875 at June 30, 2017	191	190
Additional paid in capital	217,480	213,459
Retained earnings	200,575	191,660
Unearned Employee Stock Ownership Plan (ESOP) shares	(7,406)	(7,935)
Accumulated other comprehensive income (loss)	(1,598)	273
Total stockholders’ equity	409,242	397,647
Total Liabilities and Stockholders’ Equity	$3,304,169	$3,206,533
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	June 30,
	2018	2017	2016
Interest and Dividend Income
Loans	$105,082	$90,069	$78,437
Securities available for sale	3,668	3,983	4,161
Certificates of deposit and other interest-bearing deposits	5,939	3,725	3,686
Other investments	2,013	1,659	1,463
Total interest and dividend income	116,702	99,436	87,747
Interest Expense
Deposits	6,758	4,588	4,531
Borrowings	9,314	3,657	1,509
Total interest expense	16,072	8,245	6,040
Net Interest Income	100,630	91,191	81,707
Provision for Loan Losses	—	—	—
Net Interest Income after Provision for Loan Losses	100,630	91,191	81,707
Noninterest Income
Service charges and fees on deposit accounts	8,802	7,709	7,469
Loan income and fees	5,452	3,645	3,069
BOLI income	2,117	2,088	1,643
Gain from sale of premises and equipment	164	385	10
Gain from sales of securities available for sale	—	22	—
Other, net	3,137	2,258	2,101
Total noninterest income	19,672	16,107	14,291
Noninterest Expense
Salaries and employee benefits	48,170	46,446	42,491
Net occupancy expense	9,689	9,121	9,106
Marketing and advertising	1,478	1,670	2,037
Telephone, postage, and supplies	2,958	2,732	3,153
Deposit insurance premiums	1,619	1,378	1,985
Computer services	6,440	6,650	5,813
Loss on sale and impairment of REO	127	300	534
REO expense	1,065	1,114	1,265
Core deposit intangible amortization	2,645	2,823	2,907
Merger-related expenses	—	7,805	—
Impairment charges for branch consolidation	—	—	400
Other	11,140	10,220	9,950
Total noninterest expense	85,331	90,259	79,641
Income Before Income Taxes	34,971	17,039	16,357
Income Tax Expense	26,736	5,192	4,901
Net Income	$8,235	$11,847	$11,456
Per Share Data:
Net income per common share:
Basic	$0.45	$0.66	$0.65
Diluted	$0.44	$0.65	$0.65
Average shares outstanding:
Basic	18,028,854	17,379,487	17,417,046
Diluted	18,726,431	17,956,443	17,606,689
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	June 30,
	2018	2017	2016
Net Income	$8,235	$11,847	$11,456
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	$(2,489)	$(3,113)	$2,233
Deferred income tax benefit (expense)	618	1,058	(760)
Reclassification of securities gains recognized in net income	—	(22)	—
Deferred income tax expense	—	7	—
Total other comprehensive income (loss)	$(1,871)	$(2,070)	$1,473
Comprehensive Income	$6,364	$9,777	$12,929
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2015	19,488,449	$195	$210,621	$168,357	$(8,993)	$870	$371,050
Net income	—	—	—	11,456	—	—	11,456
Stock repurchased	(1,510,994)	(15)	(27,719)	—	—	—	(27,734)
Granted restricted stock	34,500	—	—	—	—	—	—
Forfeited restricted stock	(2,550)	—	—	—	—	—	—
Retired stock	(12,855)	—	(223)	—	—	—	(223)
Exercised stock options	2,200	—	32	—	—	—	32
Stock option expense	—	—	1,512	—	—	—	1,512
Restricted stock expense	—	—	1,427	—	—	—	1,427
ESOP shares allocated	—	—	454	—	529	—	983
Other comprehensive income	—	—	—	—	—	1,473	1,473
Balance at June 30, 2016	17,998,750	$180	$186,104	$179,813	$(8,464)	$2,343	$359,976
Net income	—	—	—	11,847	—	—	11,847
Granted restricted stock	47,500	—	—	—	—	—	—
Forfeited restricted stock	(6,000)	—	—	—	—	—	—
Retired stock	(22,794)		(569)				(569)
Exercised stock options	185,142	3	3,065	—	—	—	3,068
Shares issued for TriSummit Bancorp, Inc. merger	765,277	7	20,036	—	—	—	20,043
Stock option expense	—	—	2,627	—	—	—	2,627
Restricted stock expense	—	—	1,539	—	—	—	1,539
ESOP shares allocated	—	—	657	—	529	—	1,186
Other comprehensive loss	—	—	—	—	—	(2,070)	(2,070)
Balance at June 30, 2017	18,967,875	$190	$213,459	$191,660	$(7,935)	$273	$397,647
Net income	—	—	—	8,235	—	—	8,235
Cumulative-effect adjustment on the change in accounting for share-based payments	—	—	—	680	—	—	680
Granted restricted stock	55,200	—	—	—	—	—	—
Forfeited restricted stock	(6,600)	—	—	—	—	—	—
Retired stock	(19,007)	—	(494)	—	—	—	(494)
Exercised stock options	44,200	1	650	—	—	—	651
Stock option expense	—	—	1,758	—	—	—	1,758
Restricted stock expense	—	—	1,269	—	—	—	1,269
ESOP shares allocated	—	—	838	—	529	—	1,367
Other comprehensive loss	—	—	—	—	—	(1,871)	(1,871)
Balance at June 30, 2018	19,041,668	$191	$217,480	$200,575	$(7,406)	$(1,598)	$409,242
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	June 30,
	2018	2017	2016
Operating Activities:
Net income	$8,235	$11,847	$11,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,810	3,816	4,035
Deferred income tax expense	26,121	4,947	4,581
Net amortization and accretion	(5,950)	(6,658)	(3,986)
Gain on sale of premises and equipment	(164)	(385)	(10)
Loss on sale and impairment of REO	127	300	534
BOLI income	(2,117)	(2,088)	(1,643)
Gain from sales of securities available for sale	—	(22)	—
Gain on sale of loans held for sale	(4,276)	(2,674)	(1,643)
Origination of loans held for sale	(143,755)	(134,258)	(91,963)
Proceeds from sales of loans held for sale	143,350	137,108	93,697
Increase (decrease) in deferred loan fees, net	181	(1,317)	(349)
Decrease (increase) in accrued interest receivable and other assets	(1,246)	(2,727)	8,295
Core deposit intangible amortization	2,645	2,823	2,907
ESOP compensation expense	1,367	1,186	983
Restricted stock and stock option expense	3,027	4,166	2,939
Increase in other liabilities	(13)	(949)	(912)
Net cash provided by operating activities	31,342	15,115	28,921
Investing Activities:
Purchase of securities available for sale	—	(15,082)	(66,000)
Proceeds from sales of securities available for sale	—	19,279	—
Proceeds from maturities of securities available for sale	20,675	27,145	100,836
Maturities (purchase) of commercial paper, net	(75,202)	81,821	28,004
Purchase of certificates of deposit in other banks	(17,201)	(41,988)	(49,638)
Maturities of certificates of deposit in other banks	82,538	71,476	98,755
Principal repayments of mortgage-backed securities	20,471	23,919	24,165
Net redemptions (purchases) of other investments	2,141	(7,255)	(775)
Net increase in loans	(168,602)	(255,853)	(147,586)
Purchase of BOLI	(76)	(273)	(4,481)
Proceeds from redemption of BOLI	146	—	3,620
Purchase of premises and equipment	(3,458)	(2,821)	(801)
Proceeds from sale of premises and equipment	923	395	69
Capital improvements to REO	(30)	(11)	(99)
Proceeds from sale of REO	3,883	3,277	2,822
Acquisition of United Financial of North Carolina, Inc.	(225)	(200)	—
Acquisition of TriSummit Bancorp, Inc., net of cash received	—	(10,585)	—
Net cash used in investing activities	(134,017)	(106,756)	(11,109)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	June 30,
	2018	2017	2016
Financing Activities:
Net increase (decrease) in deposits	147,802	(34,479)	(69,430)
Net increase (decrease) in borrowings	(61,500)	158,031	16,000
Common stock repurchased	—	—	(27,734)
Retired stock	(494)	(569)	(223)
Stock options exercised	651	3,068	32
Decrease in capital lease obligations	(23)	(21)	(21)
Net cash provided by (used in) financing activities	86,436	126,030	(81,376)
Net Increase (Decrease) in Cash and Cash Equivalents	(16,239)	34,389	(63,564)
Cash and Cash Equivalents at Beginning of Period	86,985	52,596	116,160
Cash and Cash Equivalents at End of Period	$70,746	$86,985	$52,596

	June 30,
	2018	2017	2016
Supplemental Disclosures:
Cash paid during the period for:
Interest	$15,716	$7,980	$6,468
Income taxes	887	383	428
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	(1,871)	(2,070)	1,473
Transfers of loans to REO	1,346	2,417	2,189
Transfers of loans held for sale to loans held for investment	4,415	—	—
Business Combinations:
Assets acquired	—	364,504	—
Liabilities assumed	—	328,378	—
Net assets acquired	—	36,126	—
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies
Business
The consolidated financial statements presented in this report include the accounts of HomeTrust Bancshares, Inc., a Maryland corporation (“HomeTrust”), and its wholly-owned subsidiary, HomeTrust Bank (the “Bank”). As used throughout this report, the term the “Company” refers to HomeTrust and its consolidated subsidiary, unless the context otherwise requires. HomeTrust is a bank holding company primarily engaged in the business of planning, directing, and coordinating the business activities of the Bank. The Bank is a North Carolina state chartered bank and provides a wide range of retail and commercial banking products within its geographic footprint, which includes: North Carolina (the Asheville metropolitan area, Greensboro/"Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (the Roanoke Valley). The Bank operates under a single set of corporate policies and procedures and is recognized as a single banking segment for financial reporting purposes.
Accounting Principles
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States (“US GAAP”).
Principles of Consolidation and Subsidiary Activities
The accompanying consolidated financial statements include the accounts of HomeTrust, the Bank, and its wholly-owned subsidiary, Western North Carolina Service Corporation (“WNCSC”) at or for the years ended June 30, 2018, 2017, and 2016. WNCSC owns office buildings in Asheville, North Carolina that are leased to the Bank. All intercompany items have been eliminated.
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
Originated home equity lines of credit ("HELOCs") are often secured by second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render the Company’s second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lien holders that may further weaken collateral positions. Further, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination. In addition, the Company purchases certain HELOCs from a third party. The credit risk characteristics are different for these loans since they were not originated by the Company and the collateral is located outside the Company’s market area, primarily in several western states. The Company established an allowance for loan losses based on the historical losses of the portfolio. The Company monitors the performance of these loans and adjusts the allowance for loan losses as necessary.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Beginning in fiscal year 2018, the Company began providing loans guaranteed by the U.S. Small Business Administration ("SBA") for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. SBA loans originated that are guaranteed and intended for sale on the secondary market are classified as held for sale and are carried at the lower of cost or fair value. The guaranteed portion of the loan is sold and the servicing rights are retained. At the time of the sale, an asset is recorded for the value of the servicing rights and is amortized over the remaining life of the loan on the effective interest method. The servicing asset is included in other assets and the corresponding servicing fees are recorded in noninterest income. A gain is recorded for any premium received in excess of the carrying value of the net assets transferred in the sale and is also included in noninterest income. The portion of SBA loans that are retained are also adjusted for a retained discount to reflect the effective interest rate on the retained unguaranteed portion of the loans. The net value of the retained loans is included in the appropriate loan classification for disclosure purposes. SBA loans are classified as commercial and industrial loans.
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
Real Estate Owned
REO consists of real estate acquired as a result of customers’ loan defaults. REO is stated at the fair value of the property net of the estimated costs of disposal with a charge to the allowance for loan losses upon foreclosure, if necessary. Any write-downs subsequent to foreclosure are charged against operating earnings. To the extent recoverable, costs relating to the development and improvement of property are capitalized, whereas those costs relating to holding the property are charged to expense.
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
Other Investments, at cost
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
Business Combinations
The Company uses the acquisition method of accounting for all business combinations. An acquirer must be identified for each business combination, and the acquisition date is the date the acquirer achieves control. The acquisition method of accounting requires the Company as acquirer to recognize the fair value of assets acquired and liabilities assumed at the acquisition date as well as recognize goodwill or a gain from a bargain purchase, if appropriate. Any acquisition-related costs and restructuring costs are recognized as period expenses as incurred.

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
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence. See Note 12 for additional information.
The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of June 30, 2018 and 2017, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2014.
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
As of July 1, 2015, the ESOP and the HomeTrust Bank 401(k) Plan was combined to form the HomeTrust Bank KSOP Plan. See Note 13 for additional information.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Equity Incentive Plan
The Company issues restricted stock and stock options under the HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”) to key officers and outside directors. In accordance with the requirements of the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period. The Company accounts for forfeitures as they occur.
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
Recent Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”, which defers the effective date of Accounting Standard Update ("ASU") No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Management adopted the new guidance on July 1, 2018. Management has completed its identification of all revenue streams included in the financial statements (excluding interest income, which is outside of the scope of the pronouncement) and identified which revenue streams are within the scope of the pronouncement. Management is finalizing its evaluation on whether the implementation of this ASU will result in any accounting changes for the revenue streams within the scope of this ASU. Management does not expect the adoption of this ASU to have a material impact on the Company’s Consolidated Financial Statements other than reclassification of expenses from noninterest expense to noninterest income and additional disclosure requirements.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU amends the guidance in GAAP on the classification and measurement of financial instruments. The ASU includes the following changes: i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (iv) allows an equity investment that does not have readily determinable fair values, to be measured at cost minus impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (v) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements; and (vii) clarifies that a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with the organization’s other deferred tax assets. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Management adopted the new guidance on July 1, 2018. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's Consolidated Financial Statements. Management is finalizing the processes and procedures to comply with the disclosures requirements of this ASU, which could impact the disclosures the Company makes related to fair value of its loan portfolios.
In February 2016, the FASB issued ASU 2016-02, "Leases (Accounting Standards Codification ("ASC") 842)." The guidance in this ASU requires most leases to be recognized on the balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements and the timing of adoption. The Company will compile an inventory of all leased assets to determine the impact of ASU 2016-02 on its financial condition and results of operations. Once adopted, the Company expects to report higher assets and liabilities on its Consolidated Balance Sheets as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in its Consolidated Balance Sheets. The Company does not expect the guidance to have a material impact on the Consolidated Statements of Income or the Consolidated Statements of Changes in Stockholders' Equity.
In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The ASU changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. We have elected to account for forfeitures of stock-based awards as they occur. The Company adopted the amendments in this ASU during the year ended June 30, 2018. Upon the adoption of this ASU, the Company had a cumulative adjustment to retained earnings of $680. In accordance with the transition guidance outlined in this ASU, the adoption had no effect on net income or shareholder's equity in any previously issued periods. Going forward, the Company expects this ASU to create some volatility in its reported income tax expense related to the excess tax benefits for employee stock-based transactions, however, the actual amounts recognized will be dependent on the amount of employee stock-based transactions and the stock price at the time of exercise or vesting.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating our current expected loss methodology of our loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to our allowance for loan losses or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings. The Company is in the process of compiling historical data that will be used to calculate expected credit losses on its loan portfolio to ensure it is fully compliant with the ASU at the adoption date and is evaluating the potential impact adoption of this ASU will have on its consolidated financial statements. Once adopted, the Company expects its allowance for loan losses to increase, however, until its evaluation is complete the magnitude of the increase will be unknown.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The ASU amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows and is intended to reduce the diversity in practice. Management adopted the new guidance on July 1, 2018. The adoption of ASU No. 2016-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

In January 2017, FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The ASU removes the requirement to compare the implied fair value of goodwill with its carrying value as required in Step 2 of the goodwill impairment test. Under the ASU, registrants would perform their goodwill impairment test and recognize an impairment charge for any amount the carrying value exceeds the reporting unit's fair value, but limited by the amount of goodwill allocated to that reporting unit. The Company early adopted this ASU during the year ended June 30, 2018, and the adoption did not have a material effect on the Company's Consolidated Financial Statements.
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
In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." This ASU provides clarity on the guidance related to stock compensation when there have been changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting under ASC 718. The ASU provides the three following criteria must be met in order to not account for the effect of the modification of terms or conditions: the fair value, the vesting conditions and the classification as an equity or liability instrument of the modified award is the same as the original award immediately before the original award is modified. Management adopted the new guidance on July 1, 2018. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company's Consolidated Financial Statements.
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
In February 2018, FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the revaluation of the Company’s net deferred tax assets (“DTA”) to the new corporate federal income tax rate of 21% as a result of the Tax Cuts and Jobs Act (‘Tax Act”). The Company elected to early adopt this ASU during the year ended June 30, 2018. The affected amount for the Company was immaterial and did not have an effect on the Company's Consolidated Financial Statements.
In March 2018, FASB issued ASU No. 2018-05, "Income Taxes (Topic 740)." This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete, but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Company's Consolidated Financial Statements in the Form 10-Q for the quarter ended December 31, 2017. As of June 30, 2018, the Company did not incur any material adjustments to the provisional recognition.
In June 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." This ASU was issued to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and was measured at the earlier of the commitment date or the date performance was completed. The amendments in this ASU require nonemployee share-based payment awards to be measured at the grant-date fair value of the equity instrument. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity's adoption of Topic 606. The adoption of ASU No. 2018-07 is not expected to have a material impact on the Company's Consolidated Financial Statements.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the performing loans receivable purchased from TriSummit at January 1, 2017, the acquisition date:

Contractually required principal payments receivable	$255,852
Adjustment for credit, interest rate, and liquidity	5,489
Balance of purchased loans receivable	$250,363
The following table presents the PCI loans acquired from TriSummit at January 1, 2017, the acquisition date:

Contractually required principal and interest payments receivable	$11,474
Amounts not expected to be collected - nonaccretable difference	2,490
Estimated payments expected to be received	8,984
Accretable yield	1,288
Fair value of PCI loans	$7,696
3. Securities Available for Sale
Securities available for sale consist of the following at the dates indicated:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$48,025	$1	$(484)	$47,542
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	71,949	88	(1,438)	70,599
Municipal Bonds	30,865	127	(226)	30,766
Corporate Bonds	6,166	25	(168)	6,023
Equity Securities	63	—	—	63
Total	$157,068	$241	$(2,316)	$154,993

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$65,947	$184	$(301)	$65,830
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	92,841	411	(281)	92,971
Municipal Bonds	34,135	403	(28)	34,510
Corporate Bonds	6,267	114	(88)	6,293
Equity Securities	63	—		$63
Total	$199,253	$1,112	$(698)	$199,667
Debt securities available for sale by contractual maturity at the dates indicated are shown below. Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	June 30, 2018
	Amortized Cost	Estimated Fair Value
Due within one year	$28,728	$28,573
Due after one year through five years	41,273	40,663
Due after five years through ten years	5,749	5,829
Due after ten years	9,306	9,266
Mortgage-backed securities	71,949	70,599
Total	$157,005	$154,930

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	June 30, 2017
	Amortized Cost	Estimated Fair Value
Due within one year	$1,430	$1,430
Due after one year through five years	75,025	74,949
Due after five years through ten years	19,535	19,828
Due after ten years	10,359	10,426
Mortgage-backed securities	92,841	92,971
Total	$199,190	$199,604
Gross proceeds and gross realized gains and losses from sales of securities recognized in net income follow:

	June 30,
	2018	2017	2016
Gross proceeds from sales of securities	$—	$19,279	$—
Gross realized gains from sales of securities	—	70	—
Gross realized losses from sales of securities	—	(48)	—
Securities available for sale with costs totaling $136,914 and $156,592 with market values of $135,313 and $154,264 at June 30, 2018 and June 30, 2017, respectively, were pledged as collateral to secure various public deposits and borrowings.
The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2018 and June 30, 2017 were as follows:

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$10,962	$(93)	$35,605	$(391)	$46,567	$(484)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	39,238	(827)	21,297	(611)	60,535	(1,438)
Municipal Bonds	19,795	(208)	1,446	(18)	21,241	(226)
Corporate Bonds	—	—	3,566	(168)	3,566	(168)
Total	$69,995	$(1,128)	$61,914	$(1,188)	$131,909	$(2,316)

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$46,767	$(222)	$6,921	$(79)	$53,688	$(301)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	42,921	(240)	3,970	(41)	46,891	(281)
Municipal Bonds	9,153	(28)	—	—	9,153	(28)
Corporate Bonds	$3,734	$(88)	$—	$—	$3,734	$(88)
Total	$102,575	$(578)	$10,891	$(120)	$113,466	$(698)
The total number of securities with unrealized losses at June 30, 2018, and June 30, 2017 were 218 and 136, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the years ended June 2018, 2017 or 2016.

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
4. Loans
Loans consist of the following at the dates indicated:

	June 30, 2018	June 30, 2017
Retail consumer loans:
One-to-four family	$664,289	$684,089
HELOCs - originated	137,564	157,068
HELOCs - purchased	166,276	162,407
Construction and land/lots	65,601	50,136
Indirect auto finance	173,095	140,879
Consumer	12,379	7,900
Total retail consumer loans	1,219,204	1,202,479
Commercial loans:
Commercial real estate	857,315	730,408
Construction and development	192,102	197,966
Commercial and industrial	148,823	120,387
Municipal leases	109,172	101,175
Total commercial loans	1,307,412	1,149,936
Total loans	2,526,616	2,352,415
Deferred loan fees, net	(764)	(945)
Total loans, net of deferred loan fees	2,525,852	2,351,470
Allowance for loan and lease losses	(21,060)	(21,151)
Net loans	$2,504,792	$2,330,319
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, and FHLB Stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers and directors and their associates during the ordinary course of business. The aggregate amount of loans to related parties totaled approximately $409 and $338 at June 30, 2018 and 2017, respectively. In relation to these loans are unfunded commitments that totaled approximately $287 and $750 at June 30, 2018 and 2017, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2018
Retail consumer loans:
One-to-four family	$643,077	$3,576	$10,059	$746	$14	$657,472
HELOCs - originated	135,336	113	1,735	150	6	137,340
HELOCs - purchased	166,089	—	187	—	—	166,276
Construction and land/lots	64,823	23	257	54	—	65,157
Indirect auto finance	172,675	—	420		—	173,095
Consumer	11,723	85	558	2	11	12,379
Commercial loans:
Commercial real estate	835,485	5,804	6,787	—	—	848,076
Construction and development	187,187	621	2,067	—	—	189,875
Commercial and industrial	145,177	1,279	414	—	—	146,870
Municipal leases	108,864	308	—	—	—	109,172
Total loans	$2,470,436	$11,809	$22,484	$952	$31	$2,505,712

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2017
Retail consumer loans:
One-to-four family	$655,424	$4,715	$14,769	$1,101	$11	$676,020
HELOCs - originated	153,676	809	2,100	188	7	156,780
HELOCs - purchased	162,215	—	192	—	—	162,407
Construction and land/lots	48,728	479	341	60	—	49,608
Indirect auto finance	140,780	—	97	1	1	140,879
Consumer	7,828	12	34	—	8	7,882
Commercial loans:
Commercial real estate	700,060	5,847	7,118	—	—	713,025
Construction and development	192,025	992	2,320	—	—	195,337
Commercial and industrial	113,923	883	2,954	—	1	117,761
Municipal leases	99,811	1,258	106	—	—	101,175
Total loans	$2,274,470	$14,995	$30,031	$1,350	$28	$2,320,874
The Company’s total PCI loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2018
Retail consumer loans:
One-to-four family	$4,620	$388	$1,809	$—	$—	$6,817
HELOCs - originated	224	—	—	—	—	224
Construction and land/lots	444	—	—	—	—	444
Commercial loans:
Commercial real estate	4,718	2,162	2,359	—	—	9,239
Construction and development	547	—	1,680	—	—	2,227
Commercial and industrial	1,894	—	59	—	—	1,953
Total loans	$12,447	$2,550	$5,907	$—	$—	$20,904

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2017
Retail consumer loans:
One-to-four family	$3,115	$1,129	$3,615	$210	$—	$8,069
HELOCs - originated	258	—	30	—	—	288
Construction and land/lots	487	—	41	—	—	528
Consumer	4	14	—	—	—	18
Commercial loans:
Commercial real estate	8,909	2,299	6,175	—	—	17,383
Construction and development	338	—	2,291	—	—	2,629
Commercial and industrial	2,460	44	122	—	—	2,626
Total loans	$15,571	$3,486	$12,274	$210	$—	$31,541
The Company’s total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2018
Retail consumer loans:
One-to-four family	$3,001	$1,756	$4,757	$659,532	$664,289
HELOCs - originated	98	268	366	137,198	137,564
HELOCs - purchased	—	—	—	166,276	166,276
Construction and land/lots	44	54	98	65,503	65,601
Indirect auto finance	335	127	462	172,633	173,095
Consumer	238	39	277	12,102	12,379
Commercial loans:
Commercial real estate	169	1,412	1,581	855,734	857,315
Construction and development	260	1,928	2,188	189,914	192,102
Commercial and industrial	15	69	84	148,739	148,823
Municipal leases	—	—	—	109,172	109,172
Total loans	$4,160	$5,653	$9,813	$2,516,803	$2,526,616

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2017
Retail consumer loans:
One-to-four family	$3,496	$3,990	$7,486	$676,603	$684,089
HELOCs - originated	1,037	274	1,311	155,757	157,068
HELOCs - purchased	—	—	—	162,407	162,407
Construction and land/lots	132	129	261	49,875	50,136
Indirect auto finance	96	—	96	140,783	140,879
Consumer	5	14	19	7,881	7,900
Commercial loans:
Commercial real estate	809	3,100	3,909	726,499	730,408
Construction and development	385	887	1,272	196,694	197,966
Commercial and industrial	37	831	868	119,519	120,387
Municipal leases	—	—	—	101,175	101,175
Total loans	$5,997	$9,225	$15,222	$2,337,193	$2,352,415

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s recorded investment in loans, by segment and class that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	June 30, 2018		June 30, 2017
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$4,308	$—	$6,453	$—
HELOCs - originated	656	—	1,291	—
HELOCs - purchased	187	—	192	—
Construction and land/lots	165	—	245	—
Indirect auto finance	255	—	1	—
Consumer	321	—	29	—
Commercial loans:
Commercial real estate	2,863	—	2,756	—
Construction and development	2,045	—	1,766	—
Commercial and industrial	114	—	827	—
Municipal leases	—	—	106	—
Total loans	$10,914	$—	$13,666	$—
PCI loans totaling $3,353 at June 30, 2018 and $6,664 at June 30, 2017 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
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
The Company’s loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	June 30, 2018	June 30, 2017
Performing TDRs	$21,251	$27,043
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	June 30, 2018
	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$727	$8,585	$11,839	$21,151
Provision for (recovery of) loan losses	228	(906)	678	—
Charge-offs	(472)	(1,142)	(1,033)	(2,647)
Recoveries	—	990	1,566	2,556
Balance at end of period	$483	$7,527	$13,050	$21,060

	June 30, 2017
	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$361	$11,549	$9,382	$21,292
Provision for (recovery of) loan losses	366	(2,829)	2,463	—
Charge-offs	—	(1,219)	(1,331)	(2,550)
Recoveries	—	1,084	1,325	2,409
Balance at end of period	$727	$8,585	$11,839	$21,151

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	June 30, 2016
	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$401	$12,575	$9,398	$22,374
Provision for (recovery of) loan losses	(40)	(597)	637	—
Charge-offs	—	(1,663)	(2,041)	(3,704)
Recoveries	—	1,234	1,388	2,622
Balance at end of period	$361	$11,549	$9,382	$21,292
The Company’s ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans Collectively Evaluated	Total	PCI	Loans individually evaluated for impairment	Loans Collectively Evaluated	Total
June 30, 2018
Retail consumer loans:
One-to-four family	$98	$125	$3,137	$3,360	$6,817	$7,104	$650,368	$664,289
HELOCs - originated	—	6	1,117	1,123	224	452	136,888	137,564
HELOCs - purchased	—	—	795	795	—	—	166,276	166,276
Construction and land/lots	—	19	1,134	1,153	444	583	64,574	65,601
Indirect auto finance	—	—	1,126	1,126	—	—	173,095	173,095
Consumer	—	11	57	68	—	11	12,368	12,379
Commercial loans:
Commercial real estate	138	28	8,029	8,195	9,239	3,511	844,565	857,315
Construction and development	229	8	3,109	3,346	2,227	2,223	187,652	192,102
Commercial and industrial	18	—	1,458	1,476	1,953	—	146,870	148,823
Municipal leases	—	—	418	418	—	—	109,172	109,172
Total	$483	$197	$20,380	$21,060	$20,904	$13,884	$2,491,828	$2,526,616
June 30, 2017
Retail consumer loans:
One-to-four family	$28	$863	$3,585	$4,476	$8,069	$10,305	$665,715	$684,089
HELOCs - originated	—	44	1,340	1,384	288	12	156,768	157,068
HELOCs - purchased	—	—	838	838	—	—	162,407	162,407
Construction and land/lots	—	88	889	977	528	634	48,974	50,136
Indirect auto finance	—	1	880	881	—	1	140,878	140,879
Consumer	—	8	49	57	18	8	7,874	7,900
Commercial loans:
Commercial real estate	512	239	6,600	7,351	17,383	6,284	706,741	730,408
Construction and development	171	13	2,982	3,166	2,629	2,184	193,153	197,966
Commercial and industrial	16	287	1,221	1,524	2,626	1,514	116,247	120,387
Municipal leases	—	—	497	497	—	—	101,175	101,175
Total	$727	$1,543	$18,881	$21,151	$31,541	$20,942	$2,299,932	$2,352,415
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s impaired loans and the related allowance, by segment and class, excluding PCI loans, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment			Related Recorded Allowance
		With a Recorded Allowance	With No Recorded Allowance	Total
June 30, 2018
Retail consumer loans:
One-to-four family	$23,295	$16,035	$4,140	$20,175	$554
HELOCs - originated	2,544	1,017	737	1,754	9
HELOCs - purchased	187	—	187	187	—
Construction and land/lots	2,348	1,098	446	1,544	53
Indirect auto finance	395	122	133	255	1
Consumer	501	12	46	58	11
Commercial loans:
Commercial real estate	5,343	2,862	2,246	5,108	42
Construction and development	3,166	828	1,217	2,045	14
Commercial and industrial	4,898	235	—	235	3
Municipal leases	—	—	—	—	—
Total impaired loans	$42,677	$22,209	$9,152	$31,361	$687
June 30, 2017
Retail consumer loans:
One-to-four family	$26,032	$16,557	$6,338	$22,895	$719
HELOCs - originated	3,746	2,036	736	2,772	49
HELOCs - purchased	192	—	192	192	—
Construction and land/lots	2,817	1,310	468	1,778	88
Indirect auto finance	22	—	1	1	1
Consumer	552	15	27	42	8
Commercial loans:
Commercial real estate	7,144	4,721	2,131	6,852	253
Construction and development	2,956	935	1,021	1,956	16
Commercial and industrial	7,757	845	1,231	2,076	288
Municipal leases	400	106	294	400	—
Total impaired loans	$51,618	$26,525	$12,439	$38,964	$1,422
The table above includes $19,926 and $22,023 of impaired loans that were not individually evaluated at June 30, 2018 and June 30, 2017, respectively, because these loans did not meet the Company’s threshold for individual impairment evaluation. The recorded allowance above includes $595 and $41 related to these loans that were not individually evaluated at June 30, 2018 and June 30, 2017, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s average recorded investment and interest income recognized on impaired loans as of the dates indicated below:

	Year Ended
	June 30, 2018		June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$23,257	$1,170	$25,256	$1,147	$28,479	$1,477
HELOCs - originated	2,304	104	2,548	152	3,593	200
HELOCs - purchased	189	15	48	12	—	—
Construction and land/lots	1,575	109	1,734	139	1,787	135
Indirect auto finance	256	23	106	2	7	2
Consumer	43	17	35	20	55	23
Commercial loans:
Commercial real estate	6,496	209	7,771	272	8,506	440
Construction and development	2,703	56	2,450	58	3,469	84
Commercial and industrial	1,205	60	2,737	125	4,379	155
Municipal leases	75	—	406	18	452	22
Total loans	$38,103	$1,763	$43,091	$1,945	$50,727	$2,538
A summary of changes in the accretable yield for PCI loans at the dates indicated below:

	Year Ended June 30, 2018	Year Ended June 30, 2017
Accretable yield, beginning of period	$7,080	$9,532
Addition from TriSummit acquisition	—	1,288
Reclass from nonaccretable yield (1)	513	1,537
Other changes, net (2)	393	(427)
Interest income	(2,252)	(4,850)
Accretable yield, end of period	$5,734	$7,080
______________________________

(1)	Represents changes attributable to expected losses assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.
The following table presents carrying values and unpaid principal balances for PCI loans at the dates indicated below:

	June 30, 2018	June 30, 2017
Carrying value of PCI loans	$20,904	$31,541
Unpaid principal balance of PCI loans	$25,746	$37,955

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Year Ended June 30, 2018			Year Ended June 30, 2017			Year Ended June 30, 2016
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	$—	3	$288	$285	5	$234	$238
Construction and land/lots	—	—	—	2	80	79	—	—	—
Commercial:
Commercial real estate	—	$—	$—	—	$—	—	1	$590	578
Total	—	$—	$—	5	$368	$364	6	$824	$816
Extended payment terms:
Retail consumer:
One-to-four family	4	$514	$502	5	$186	$179	5	$142	$147
HELOCs - originated	—	—	—	1	37	37	2	28	25
Construction and land/lots	1	36	32	1	280	264	—	—	—
Consumer	—	—	—	2	11	11	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—	1	286	284
Construction and development	—	—	—	1	439	439	1	128	128
Commercial and industrial	—	—	—	2	52	$50	2	164	$155
Total	5	$550	$534	12	$1,005	$980	11	$748	$739
Other TDRs:
Retail consumer:
One-to-four family	25	$3,646	$3,747	13	$525	$517	30	$2,890	$2,498
HELOCs - originated	—	—	—	2	33	31	4	228	227
Construction and land/lots	—	—	—	4	404	318	—	—	—
Consumer	1	2	2	—	—	—	1	2	1
Commercial:
Commercial real estate	—	—	—	3	2,349	2,035	—	—	—
Construction and development	—	—	—	—	—	—	2	386	371
Commercial and industrial	—	—	—	2	231	227	1	997	957
Total	26	$3,648	$3,749	24	$3,542	$3,128	38	$4,503	$4,054
Total	31	$4,198	$4,283	41	$4,915	$4,472	55	$6,075	$5,609

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the years ended June 30, 2018 and 2017.

	Year Ended June 30, 2018		Year Ended June 30, 2017		Year Ended June 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	—	$—	2	$63
Total	—	$—	—	$—	2	$63
Extended payment terms:
Retail consumer:
One-to-four family	—	$—	—	$—	2	$43
Total	—	$—	—	$—	2	$43
Other TDRs:
Retail consumer:
One-to-four family	5	$277	2	$27	11	$529
HELOCs - originated	—	—	—	—	1	8
Construction and land/lots	—	—	1	19	—	—
Commercial:
Construction and development	—	—	—	—	2	371
Total Other TDRs	5	$277	3	$46	14	$908
Total	5	$277	3	$46	18	$1,014
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
5. Premises and Equipment
Premises and equipment consist of the following:

	June 30,
	2018	2017
Land	$19,934	$20,148
Land held under capital lease	2,052	2,052
Office buildings	57,873	56,765
Furniture, fixtures and equipment	15,582	14,877
Total	95,441	93,842
Less accumulated depreciation	(32,904)	(30,194)
Premises and equipment, net	$62,537	$63,648

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

6. Accrued Interest Receivable
Accrued interest receivable consists of the following:

	June 30,
	2018	2017
Loans	$8,164	$7,349
Securities available for sale	776	880
Other	404	529
Total	$9,344	$8,758

7. Real Estate Owned
The activity within REO for the periods shown is as follows:

	June 30,
	2018	2017
Balance at beginning of period	$6,318	$5,956
Transfers from loans	1,346	2,417
Acquired through mergers	—	1,511
Sales, net of gain/loss	(3,471)	(3,285)
Writedowns	(539)	(292)
Capital improvements	30	11
Balance at end of period	$3,684	$6,318
At June 30, 2018 and 2017, the Bank had $998 and $1,015, respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $395 and $2,230 for June 30, 2018 and 2017, respectively.
8. Goodwill and Core Deposit Intangibles
The changes in the carrying amount of the Company's goodwill are as follows:

Goodwill
Balance, June 30, 2016	$12,673
Additions	12,965
Balance, June 30, 2017	$25,638
Additions	—
Balance, June 30, 2018	$25,638
During 2017, the Company recorded $12,965 in goodwill as a result of the United Financial and TriSummit acquisitions. See Note 2 for more details regarding these acquisitions.
The Company added $2,860 in core deposit intangibles during 2017 related to TriSummit. Amortization expense related to core deposit intangibles was $2,645, $2,823, and $2,907 for the years ended June 30, 2018, 2017, and 2016, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Estimated amortization expense for each of the next five years and thereafter is as follows:

June 30, 2018
2019	$2,029
2020	1,414
2021	741
2022	251
2023	90
Thereafter	3
Total	$4,528
9. Deposit Accounts
Deposit accounts consist of the following:

			Weighted Average Interest Rates
	June 30,		June 30,
	2018	2017	2018	2017
Noninterest-bearing accounts	$317,822	$310,172	—%	—%
NOW accounts	471,364	469,377	0.11%	0.08%
Money market accounts	677,665	569,607	0.48%	0.27%
Savings accounts	213,250	237,149	0.13%	0.13%
Certificates of deposit	516,152	462,146	1.01%	0.60%
Total	$2,196,253	$2,048,451	0.42%	0.24%
Deposits received from executive officers and directors and their associates totaled approximately $5,692 and $4,408 at June 30, 2018 and 2017, respectively.
Maturities of certificates of deposit are as follows:

June 30, 2018
2019	$385,736
2020	72,055
2021	25,878
2022	13,835
2023	18,431
Thereafter	217
Total	$516,152
Certificates of deposit with balances of $250 or greater totaled $70,553 and $53,893 at June 30, 2018 and 2017, respectively. Generally, deposit amounts in excess of $250 are not federally insured.
Interest expense on deposits consists of the following:

	June 30,
	2018	2017	2016
NOW accounts	$970	$772	$581
Money market accounts	2,442	1,405	1,112
Savings accounts	295	308	289
Certificates of deposit	3,051	2,103	2,549
Total	$6,758	$4,588	$4,531

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

10. Borrowings
Borrowings consist of the following at the dates indicated:

	June 30,
	2018		2017
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$635,000	1.95%	$696,500	1.13%
The scheduled maturity dates, call dates, and related interest rates on FHLB advances at June 30, 2018:

Maturity Date	Interest Rate	Call Date	Outstanding Amount
7/2/2018	1.93%	—	$10,000
7/11/2018	2.04%	—	200,000
7/25/2018	2.04%	—	180,000
7/30/2018	2.00%	—	45,000
3/6/2028	1.73%	3/6/2019	100,000
3/22/2028	1.82%	3/22/2019	50,000
6/5/2028	1.87%	6/5/2019	50,000
Total FHLB Advances			$635,000
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, FHLB Stock, and certain investment securities were pledged as collateral to secure the FHLB advances.
At June 30, 2018 and 2017, the Company had the ability to borrow $79,226 and $22,300, respectively, in additional FHLB advances. At June 30, 2018 and 2017, the Company had an unused line of credit with the FRB for $132,349 and $105,500, respectively. At June 30, 2018 and 2017, the Company had unused lines of credit with three unaffiliated banks for $60,000.
11. Leases
The Company leases certain real property under long-term operating lease agreements. Rent expense under operating leases was $1,829, $1,583, and $1,361 for the years ended June 30, 2018, 2017, and 2016, respectively.
The following schedule summarizes aggregate future minimum lease payments under these operating leases at June 30, 2018.

Fiscal year ending:	June 30,
2019	$1,661
2020	1,381
2021	1,032
2022	965
2022	937
Thereafter	1,543
Total of future minimum payments	$7,519
The Company currently leases land for one of its retail office locations under a capital lease. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected as capital lease obligations on the accompanying balance sheets, because the lease has been deemed to have a bargain purchase option. Included in premises and equipment at June 30, 2018 and June 30, 2017 is $2,052 as the capitalized cost of the leased land.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Aggregate future minimum lease payments due under this capital lease obligation are as follows:

Fiscal year ending:	June 30,
2019	$133
2020	134
2021	134
2022	134
2023	134
2024-2030	2,138
Total minimum lease payments	2,807
Less: amount representing interest	(893)
Present value of net minimum lease payments	$1,914
12. Income Taxes
Income tax expense consists of:

	June 30,
	2018	2017	2016
Current:
Federal	$291	$191	$266
State	324	54	54
Total current expense	615	245	320
Deferred:
Federal	7,909	4,561	4,038
State	625	386	543
Adjustment due to the Tax Act	17,587	—	—
Total deferred expense	26,121	4,947	4,581
Total income tax expense	$26,736	$5,192	$4,901
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences for the periods indicated:

	Year Ended June 30,
	2018		2017		2016
	$	Rate	$	Rate	$	Rate
Tax at federal income tax rate	$9,617	28%	$5,793	34%	$5,561	34%
Increase (decrease) resulting from:
Tax exempt income	(1,075)	(3)%	(1,391)	(8)%	(1,486)	(9)%
Nondeductible merger expenses	—	—%	91	1%	—	—%
Change in valuation allowance for deferred tax assets, allocated to income tax expense	87	—%	(327)	(2)%	(459)	(3)%
State tax, net of federal benefit	688	2%	290	2%	394	2%
Change in deferred tax assets due to the Tax Act	17,587	50%	—	—%	—	—%
Other	(168)	(1)%	736	4%	891	6%
Total	$26,736	76%	$5,192	31%	$4,901	30%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at June 30, 2018 and 2017 are presented below:

	June 30,
	2018	2017
Deferred tax assets:
Alternative minimum tax credit	$4,920	$4,418
Allowance for loan losses	4,637	7,452
Deferred compensation and post-retirement benefits	9,400	16,055
Accrued vacation and sick leave	18	29
Impairments on real estate owned	495	1,337
Other than temporary impairment on investments	2,254	3,617
Net operating loss carryforward	8,635	21,443
Discount from business combination	2,605	3,645
Unrealized loss on securities held for sale	477	—
Stock compensation plans	2,271	2,884
Other	1,562	2,687
Total gross deferred tax assets	37,274	63,567
Less valuation allowance	(325)	(238)
Deferred tax assets	36,949	63,329
Deferred tax (liabilities):
Depreciable basis of fixed assets	(566)	(670)
Deferred loan fees	(453)	(493)
FHLB stock, book basis in excess of tax	(89)	(143)
Unrealized gain on securities available for sale	—	(152)
Other	(3,276)	(4,484)
Total gross deferred tax liabilities	(4,384)	(5,942)
Net deferred tax assets	$32,565	$57,387
The decrease in net deferred tax assets was primarily due to the enactment of the Tax Act and subsequent Internal Revenue Service guidelines, which among other things reduced the statutory federal corporate income tax rate to 21% effective January 1, 2018 requiring the Company to revalue its DTA. The resulting estimated $17.6 million in adjustments were reflected as an increase to the Company's income tax expense with an additional $325,000 in income tax expense during the fiscal year ended June 30, 2018 to establish a tax valuation allowance on our alternative minimum tax ("AMT") credits. In addition, our June 30 fiscal year end required the use of a blended federal income tax rate as prescribed by the Internal Revenue Code. The blended federal income tax rate of 27.5% was retroactively effective July 1, 2017 and was used for the entire fiscal year ended June 30, 2018. The Company's preliminary estimate of the impact of the Tax Act is based on currently available information and interpretation of its provisions. We do not anticipate additional updates to our estimate, however actual results may differ from the current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions that the Company has preliminarily made. The Company's evaluation of the impact of the Tax Act is subject to refinement for up to one year after enactment.
The Company had federal net operating loss ("NOL") carry forwards of $40,780 and $62,368 as of June 30, 2018 and June 30, 2017, respectively, with a recorded tax benefit of $8,635 and $21,443 included in deferred tax assets. The majority of these NOLs will expire for federal tax purposes from 2024 through 2036.
The Company also adjusted its net deferred tax asset as a result of additional reductions in the North Carolina corporate income tax rates that were enacted July 23, 2013, and effective January 1, 2014 through 2017. The lower corporate income tax rate resulted in a reduction in the deferred tax assets as of June 30, 2018 and June 30, 2017 and an increase in the current period income tax expense for the years ended June 30, 2018 and June 30, 2017.
The valuation allowance for deferred tax assets as of June 30, 2018 and 2017 was $325 and $238, respectively. The net increase in the total valuation allowance was $87 for the year ended June 30, 2018 which relates to the valuation allowance established on our AMT credits mentioned above. The net decrease in the total valuation allowance for the years ended June 30, 2017 and 2016 was $315 and $459, respectively, which relates to North Carolina state income taxes due to limitations on state net operating loss carry forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management performed a robust evaluation of the Company’s deferred tax assets at June 30, 2018 and June 30, 2017. Management considered all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial performance in making this assessment.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Based upon this evaluation, management believes there is more positive evidence than negative evidence and it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2018 and June 30, 2017. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if negative trends occur with credit quality and earnings during the carryforward period.
Retained earnings at June 30, 2018 and 2017 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2014.
13. Employee Benefit Plans
Effective July 1, 2015, the Bank established the HomeTrust Bank KSOP Plan ("KSOP") by combining the existing HomeTrust Bank 401(k) Plan and the ESOP. The KSOP is comprised of two components, the 401(k) Plan and the ESOP. The KSOP benefits employees with at least 1000 hours of service during a 12-month period and who have attained age 21. Under the 401(k), the Company matches employee contributions at 50% of employee deferrals up to 6% of each employee’s compensation. The Company may also make discretionary profit sharing contributions for the benefit of all eligible participants as long as total contributions do not exceed applicable limitations. Employees become fully vested in the Company’s contributions after six years of service. Under the ESOP, the amount of the Bank's annual contribution is discretionary, however it must be sufficient to pay the annual loan payment to the Company.
The Company’s expense for 401(k) contributions to this plan was $737, $450, and $583 for the years ended June 30, 2018, 2017, and 2016, respectively. The Company's expense related to the ESOP for the fiscal year ended June 30, 2018, 2017, and 2016 was $1,367, $1,186, and $983, respectively.
Shares held by the ESOP include the following:

	June 30,
	2018	2017
Unallocated ESOP shares	740,600	793,500
Allocated ESOP shares	264,500	211,600
ESOP shares committed to be released	52,900	52,900
Total ESOP shares	1,058,000	1,058,000
Fair value of unallocated ESOP shares	$20,848	$19,361
Post-retirement health care benefits are provided to certain key officers under the Company’s Executive Medical Care Plan (“EMCP”). The EMCP is unfunded and is not qualified under the Internal Revenue Code ("IRC"). Plan expense for the years ended June 30, 2018, 2017, and 2016 was $224, $135, and $224, respectively. Total accrued expenses related to this plan included in other liabilities were $5,237 and $5,156, respectively, as of June 30, 2018 and 2017.
14. Deferred Compensation Agreements
The Company’s Director Emeritus Plans (“Plans”) provide certain benefits to Emeritus Directors for providing current advisory services to the Company. The Plans are unfunded and are not qualified under the IRC. Plan benefits vary by participant and are payable to a designated beneficiary in the event of death. The Company records an expense based on the present value of expected future benefits. Plan expenses for the years ended June 30, 2018, 2017, and 2016 were $417, $419, and $489, respectively. Total accrued expenses related to these plans included in other liabilities were $8,542 and $9,225, respectively, as of June 30, 2018 and 2017.
The Company has deferred compensation agreements with certain members of the Company’s Board of Directors. The future payments related to these agreements are to be funded with life insurance contracts which are payable to the Company in the event of the director’s death. For the years ended June 30, 2018, 2017, and 2016 deferred compensation expense was $32, $34, and $41, respectively.
The net cash surrender value of the related life insurance policies and deferred compensation liability are detailed below:

	June 30,
	2018	2017
Net cash surrender value of life insurance, related to deferred compensation	$7,142	$7,096
Deferred compensation liability, included in other liabilities	$1,075	$1,229
Long term deferred compensation and supplemental retirement plans are provided to certain key current and former officers. These plans are unfunded and are not qualified under the IRC. The benefits will vary by participant and are payable to a designated beneficiary in the event of

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

death.  Plan expenses for the years ended June 30, 2018, 2017, and 2016 were $519, $1,253, and $826, respectively. Total accrued expenses related to these plans included in other liabilities were $20,257 and $20,785, as of June 30, 2018 and 2017, respectively.
In addition, the Company has a deferred compensation plan provided to certain officers and directors. The plan allows the participants to defer any of their annual compensation, including bonus payments, up to the maximum allowed for each participant. The plan is unfunded and is not qualified under the IRC. Plan expenses for the years ended June 30, 2018, 2017, and 2016 were $205, $197, and $199, respectively. The total deferred compensation plan payable included in other liabilities was $5,274 and $5,832, respectively as of June 30, 2018 and 2017.
15. Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	June 30,
	2018	2017	2016
Numerator:
Net income	$8,235	$11,847	$11,456
Allocation of earnings to participating securities	(60)	(125)	(161)
Numerator for basic EPS - Net income available to common stockholders	$8,175	$11,722	$11,295
Effect of dilutive securities:
Dilutive effect to participating securities	2	4	1
Numerator for diluted EPS	$8,177	$11,726	$11,296
Denominator:
Weighted-average common shares outstanding - basic	18,028,854	17,379,487	17,417,046
Effect of dilutive shares	697,577	576,956	189,643
Weighted-average common shares outstanding - diluted	18,726,431	17,956,443	17,606,689
Net income per share - basic	$0.45	$0.66	$0.65
Net income per share - diluted	$0.44	$0.65	$0.65
There were 420,800 and 60,500 outstanding stock options that were anti-dilutive for the years ended June 30, 2018 and 2017, respectively.
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
Share based compensation expense related to stock options and restricted stock recognized for the fiscal year ended June 30, 2018, 2017, and 2016 was $3,027, $4,166, and $2,939, respectively, before the related tax benefit of $908, $1,541, and $1,087, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents stock option activity and related information:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2015	1,498,000	14.41	7.7	$3,519
Granted	46,500	17.35	—	—
Exercised	2,200	14.37	—	—
Forfeited	13,000	14.37	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2016	1,529,300	$14.50	6.8	$6,117
Exercisable at June 30, 2016	829,400	$14.40
Granted	60,500	24.95	—	—
Granted, TriSummit acquisition	86,185	23.82	—	—
Exercised	185,142	16.56	—	—
Forfeited	19,000	14.53	—	—
Expired	1,800	14.37	—	—
Options outstanding at June 30, 2017	1,470,043	$15.22	5.8	$13,533
Exercisable at June 30, 2017	1,033,943	$14.82
Granted	360,400	26.01	—	—
Exercised	44,200	14.72	—	—
Forfeited	24,700	14.43	—	—
Expired	43,273	23.82	—	—
Options outstanding at June 30, 2018	1,718,270	$17.29	5.9	$18,664
Exercisable at June 30, 2018	1,223,470	$14.51	4.7	$16,691
Non-vested at June 30, 2018	494,800	$24.16	8.9	$1,973
The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Assumptions used for grants were as follows:

Assumptions in Estimating Option Values
	2018	2017
Weighted-average volatility	17.69%	16.69%
Expected dividend yield	—%	—%
Risk-free interest rate	2.67%	2.36%
Expected life (years)	6.5	6.5
Weighted-average fair value of options granted	$6.62	$7.76
At June 30, 2018, the Company had $2,705 of unrecognized compensation expense related to 494,800 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.3 years at June 30, 2018. At June 30, 2017, the Company had $1,526 of unrecognized compensation expense related to 436,100 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.2 years at June 30, 2017. All unexercised options expire ten years after the grant date.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents restricted stock award activity and related information:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2015	310,470	$14.40	$5,203
Granted	34,500	17.35	—
Vested	93,670	14.39	—
Forfeited	2,550	14.37	—
Non-vested at June 30, 2016	248,750	$14.81	$4,602
Granted	47,500	24.70	—
Vested	104,620	14.58	—
Forfeited	6,000	15.07	—
Non-vested at June 30, 2017	185,630	$17.46	$3,419
Granted	55,200	25.89	—
Vested	100,820	15.14	—
Forfeited	6,600	14.37	—
Non-vested at June 30, 2018	133,410	$22.85	$3,755
At June 30, 2018, unrecognized compensation expense was $2,570 related to 133,410 shares of restricted stock originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.1 years at June 30, 2018. At June 30, 2017, unrecognized compensation expense was $2,493 related to 185,630 shares of restricted stock originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.6 years at June 30, 2017.
17. Commitments and Contingencies
Loan Commitments
Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At June 30, 2018 and June 30, 2017, respectively, loan commitments (excluding $209,726 and $158,380 of undisbursed portions of construction loans) totaled $49,949 and $43,730 of which $19,812 and $21,221 were variable rate commitments and $30,137 and $22,509 were fixed rate commitments. The fixed rate loans had interest rates ranging from 2.10% to 6.15% at June 30, 2018 and 1.95% to 6.25% at June 30, 2017, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $491,649 and $414,373 at June 30, 2018 and 2017, respectively. These amounts represent the Company’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to loans held for sale: rate lock commitments and forward loan sale commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, we enter into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these commitments was not material at June 30, 2018 or June 30, 2017.
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
Restrictions on Cash
The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System. The daily average calculated cash reserve required as of June 30, 2018 and 2017 was $2,304, and $2,152, respectively, which was satisfied by vault cash and balances held at the Federal Reserve Bank.
Guarantees
Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of June

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

30, 2018 and 2017 were $8,227 and $5,164, respectively. There was no liability recorded for these letters of credit at June 30, 2018 or June 30, 2017.
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
18. Capital
At June 30, 2018, stockholder's equity totaled $409,242. HomeTrust Bancshares, Inc. is a bank holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the North Carolina Commissioner of Banks ("NCCOB") and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements.
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
At June 30, 2018, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at June 30, 2018 under applicable regulatory requirements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
As of June 30, 2018
Common Equity Tier I Capital (to Risk-weighted Assets)	$372,188	12.97%	$129,109	4.50%	$186,491	6.50%
Tier I Capital (to Total Adjusted Assets)	$372,188	11.45%	$130,032	4.00%	$162,539	5.00%
Tier I Capital (to Risk-weighted Assets)	$372,188	12.97%	$172,145	6.00%	$229,527	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$393,703	13.72%	$229,527	8.00%	$286,909	10.00%

As of June 30, 2017
Common Equity Tier I Capital (to Risk-weighted Assets)	$342,664	13.07%	$118,024	4.50%	$170,478	6.50%
Tier I Capital (to Total Adjusted Assets)	$342,664	11.13%	$123,149	4.00%	$153,936	5.00%
Tier I Capital (to Risk-weighted Assets)	$342,664	13.07%	$157,365	6.00%	$209,820	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$364,269	13.89%	$209,820	8.00%	$262,275	10.00%

HomeTrust Bank:
As of June 30, 2018
Common Equity Tier I Capital (to Risk-weighted Assets)	$335,152	11.70%	$128,889	4.50%	$186,173	6.50%
Tier I Capital (to Total Adjusted Assets)	$335,152	10.33%	$129,769	4.00%	$162,211	5.00%
Tier I Capital (to Risk-weighted Assets)	$335,152	11.70%	$171,852	6.00%	$229,136	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$356,603	12.45%	$229,136	8.00%	$286,421	10.00%

As of June 30, 2017
Common Equity Tier I Capital (to Risk-weighted Assets)	$305,216	11.68%	$117,560	4.50%	$169,809	6.50%
Tier I Capital (to Total Adjusted Assets)	$305,216	9.97%	$122,453	4.00%	$153,066	5.00%
Tier I Capital (to Risk-weighted Assets)	$305,216	11.68%	$156,747	6.00%	$208,996	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$326,635	12.50%	$208,996	8.00%	$261,245	10.00%
___________________________________
In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, HomeTrust Bancshares, Inc. and the Bank now have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at an amount more than 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount more than 2.5% of risk-weighted assets in January 2019. As of June 30, 2018, the CET1 capital of HomeTrust Bancshares, Inc. and the Bank exceeded the required conservation buffer of more than 1.875%.
2018 Regulatory Reform
In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks such as HomeTrust Bank.
The Act, among other matters, simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A reconciliation of HomeTrust Bancshares, Inc.'s stockholders' equity under US GAAP and regulatory capital amounts follows:

	June 30,
	2018	2017
Total stockholders' equity under US GAAP	$409,242	$397,647
Accumulated other comprehensive income (loss), net of tax	1,598	(273)
Investment in nonincludable subsidiary	(826)	(881)
Disallowed deferred tax assets	(8,701)	(24,576)
Disallowed goodwill and other disallowed intangible assets	(29,125)	(29,253)
Tier I Capital	372,188	342,664
Allowable portion of allowance for loan losses	21,515	21,605
Total Risk-based Capital	$393,703	$364,269
19. Parent Company Financial Information
The Company’s principal asset is its investment in its subsidiary, the Bank. The following tables present condensed financial information of the Company:
Condensed balance sheet

	June 30, 2018	June 30, 2017
Assets:
Cash and equivalents	$23,042	$11,078
Certificates of deposit in other banks	994	7,211
Other securities	63	63
Total loans	3,840	5,345
Allowance for loan losses	(64)	(186)
Net loans	3,776	5,159
REO	805	1,462
Investment in bank subsidiary	372,206	363,603
ESOP loan receivable	7,896	8,368
Other assets	499	790
Total Assets	$409,281	$397,734
Liabilities and Stockholders’ Equity:
Other liabilities	39	87
Stockholders’ Equity	409,242	397,647
Total Liabilities and Stockholders’ Equity	$409,281	$397,734

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Condensed statement of income

	June 30, 2018	June 30, 2017	June 30, 2016
Income:
Interest income	$456	$565	$716
Other income	44	1	—
Equity earnings in Bank subsidiary	8,427	12,003	11,284
Total income	8,927	12,569	12,000
Expense:
Management fee expense	385	354	317
REO expense	34	62	71
Loss on sale and impairment of REO	158	39	115
Provision for (recovery of) loan losses	(131)	90	(275)
Other expense	246	177	166
Total expense	692	722	394
Income Before Income Taxes	8,235	11,847	11,606
Income Tax Expense	—	—	150
Net Income	$8,235	$11,847	$11,456
Condensed statement of cash flows

	June 30, 2018	June 30, 2017	June 30, 2016
Operating Activities:
Net income	$8,235	$11,847	$11,456
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(131)	90	(275)
Loss on sale and impairment of REO	158	39	115
Decrease (increase) in accrued interest receivable and other assets	291	(30)	1,799
Equity in undistributed income of Bank	(8,427)	(12,003)	(11,284)
ESOP compensation expense	1,367	1,186	983
Restricted stock and stock option expense	3,027	4,166	2,939
Decrease in other liabilities	(48)	(260)	(774)
Net cash provided by operating activities	4,472	5,035	4,959
Investing Activities:
Purchase of certificates of deposit in other banks	—	—	(996)
Maturities of certificates of deposit in other banks	6,217	1,245	2,487
Repayment of loans	1,514	2,176	3,024
Capital improvements to REO	—	—	—
Increase in investment in Bank subsidiary	(1,367)	(3,408)	(982)
Dividend from subsidiary	—	10,291	7,952
ESOP principal payments received	472	462	450
Proceeds from sale of REO	499	61	496
Acquisition of TriSummit Bancorp, Inc.	—	(13,862)	—
Net cash provided by (used in) investing activities	7,335	(3,035)	12,431
Financing Activities:
Common stock repurchased	—	—	(27,734)
Retired stock	(494)	(569)	(223)
Exercised stock options	651	3,068	32
Net cash provided by (used in) financing activities	157	2,499	(27,925)
Net Increase (Decrease) in Cash and Cash Equivalents	11,964	4,499	(10,535)
Cash and Cash Equivalents at Beginning of Period	11,078	6,579	17,114
Cash and Cash Equivalents at End of Period	$23,042	$11,078	$6,579

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

	June 30, 2018
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$47,542	$—	$47,542	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	70,599	—	70,599	—
Municipal Bonds	30,766	—	30,766	—
Corporate Bonds	6,023	—	6,023	—
Equity Securities	63	—	63	—
Total	$154,993	$—	$154,993	$—

	June 30, 2017
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$65,830	$—	$65,830	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	92,971	—	92,971	—
Municipal Bonds	34,510	—	34,510	—
Corporate Bonds	6,293	—	6,293	—
Equity Securities	63	—	63	—
Total	$199,667	$—	$199,667	$—
Financial Assets Recorded at Fair Value on a Nonrecurring Basis
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	June 30, 2018
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$8,423	$—	$—	$8,423
REO	2,104	—	—	2,104
Total	$10,527	$—	$—	$10,527

	June 30, 2017
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$9,156	$—	$—	$9,156
REO	4,044	—	—	4,044
Total	$13,200	$—	$—	$13,200
Quantitative information about Level 3 fair value measurements during the period ended June 30, 2018 is shown in the table below:

	Fair Value at June 30, 2018	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$8,423	Discounted appraisals and discounted cash flows	Collateral discounts: Discount spread:	3% - 56% 1% - 3%	4%
REO	$2,104	Discounted Appraisals	Collateral discounts	10% - 15%	11%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of June 30, 2018 and June 30, 2017, are summarized below:

	June 30, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$70,746	$70,746	$70,746	$—	$—
Commercial paper	229,070	229,070	229,070	—	—
Certificates of deposit in other banks	66,937	66,937	—	66,937	—
Securities available for sale	154,993	154,993	—	154,993	—
Loans, net	2,504,792	2,414,647	—	—	2,414,647
Loans held for sale	5,873	5,990	—	—	5,990
FHLB stock	29,907	29,907	29,907	—	—
FRB stock	7,307	7,307	7,307	—	—
Accrued interest receivable	9,344	9,344	297	883	8,164
Noninterest-bearing and NOW deposits	789,186	789,186	—	789,186	—
Money market accounts	677,665	677,665	—	677,665	—
Savings accounts	213,250	213,250	—	213,250	—
Certificates of deposit	516,152	509,924	—	509,924	—
Borrowings	635,000	635,187	—	635,187	—
Accrued interest payable	805	805	—	805	—

	June 30, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Cash and interest-bearing deposits	$86,985	$86,985	$86,985	$—	$—
Commercial paper	149,863	149,863	149,863	—	—
Certificates of deposit in other banks	132,274	132,274	—	132,274	—
Securities available for sale	199,667	199,667	—	199,667	—
Loans, net	2,330,319	2,230,683	—	—	2,230,683
Loans held for sale	5,607	5,719	—	—	5,719
FHLB stock	32,071	32,071	32,071	—	—
FRB stock	7,284	7,284	7,284	—	—
Accrued interest receivable	8,758	8,758	331	1,078	7,349
Noninterest-bearing and NOW deposits	779,549	779,549	—	779,549	—
Money market accounts	569,607	569,607	—	569,607	—
Savings accounts	237,149	237,149	—	237,149	—
Certificates of deposit	462,146	458,818	—	458,818	—
Borrowings	696,500	696,500	—	696,500	—
Accrued interest payable	512	512	—	512	—
The Company had off-balance sheet financial commitments, which include approximately $751,324 and $616,483 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at June 30, 2018 and June 30, 2017 (see Note 17).  Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of June 30, 2018 and June 30, 2017. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
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
21. Unaudited Interim Financial Information
The unaudited statements of income for each of the quarters during the fiscal years ended June 30, 2018 and 2017 are summarized below:

	Three months ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Interest and dividend income	$30,693	$29,265	$28,848	$27,896
Interest expense	5,103	4,036	3,618	3,315
Net interest income	25,590	25,229	25,230	24,581
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	25,590	25,229	25,230	24,581
Noninterest income	5,382	4,926	4,787	4,577
Noninterest expense	21,754	21,321	21,175	21,081
Net income before provision for income taxes	9,218	8,834	8,842	8,077
Income tax expense	2,011	2,707	19,508	2,510
Net income (loss)	$7,207	$6,127	$(10,666)	$5,567
Net income per common share:
Basic	$0.40	$0.34	$(0.59)	$0.31
Diluted	$0.38	$0.32	$(0.59)	$0.30

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Three months ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Interest and dividend income	$27,291	$27,291	$22,063	$22,791
Interest expense	2,724	2,219	1,648	1,654
Net interest income	24,567	25,072	20,415	21,137
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	24,567	25,072	20,415	21,137
Noninterest income	4,059	3,538	3,767	4,076
Noninterest expense	21,660	28,661	20,306	18,965
Net income before provision for income taxes	6,966	(51)	3,876	6,248
Income tax expense	2,200	(325)	893	2,424
Net income	$4,766	$274	$2,983	$3,824
Net income per common share:
Basic	$0.26	$0.01	$0.17	$0.22
Diluted	$0.25	$0.01	$0.17	$0.22
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2018 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018, utilizing the framework established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2018 was effective.
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
Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in Item 8 of this Form 10-K. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of June 30, 2018.
Changes in Internal Controls There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers The information concerning our directors required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 26, 2018, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information required by this item regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 26, 2018, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officers is contained under the caption “Executive Officers” in Part I of this Form 10-K, and is incorporated herein by this reference.
Section 16(a) Beneficial Ownership Reporting Compliance The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent shareholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 26, 2018, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Code of Ethics We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, http://www.hometrustbancshares.com.
Item 11. Executive Compensation
The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 26, 2018, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information concerning security ownership of certain beneficial owners and management and our equity incentive plan required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 26, 2018, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 26, 2018, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 26, 2018, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements: See Part II--Item 8. Financial Statements and Supplementary Data.
(a)(2) Financial Statement Schedules: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3) Exhibits: See Exhibit Index.
(b) Exhibits: The following exhibits are filed as part of this Form 10-K and this list constitutes the Exhibit Index.

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Agreement and Plan of Merger, dated as of September 20, 2016, by and between HomeTrust Bancshares, Inc. and TriSummit Bancorp, Inc.	(a)
2.2	Purchase and Assumption Agreement, dated as of June 9, 2014, between Bank of America, National Association and HomeTrust Bank	(b)
2.3	Agreement and Plan of Merger, dated as of January 22, 2014, by and between HomeTrust Bancshares, Inc. and Jefferson Bancshares, Inc.	(c)
3.1	Charter of HomeTrust Bancshares, Inc.	(d)
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.’s Junior Participating Preferred Stock, Series A	(e)
3.3	Amended and Restated Bylaws of HomeTrust Banchshares, Inc.	(f)
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Computershare Trust Company, N.A., as successor rights agent to Registrar and Transfer Company	(e)
4.2
Amendment No. 1, dated as of August 31, 2015, to Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Computershare Trust Company, N.A., as successor rights agent to Registrar and Transfer Company
(o)
4.3
Amendment No. 2, dated as of August 21, 2018, to Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Computershare Trust Company, N.A., as successor rights agent to Registrar and Transfer Company
(t)
10.1	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(s)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(g)
10.3	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.4	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Tony J. VunCannon	(g)
10.5	Employment Agreement between HomeTrust Bancshares, Inc. and Howard L. Sellinger	(g)
10.6	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(d)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(d)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(d)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(d)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(d)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(d)
10.7E	SERP Joinder Agreement for Stan Allen	(d)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(d)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(d)
10.7H	SERP Joinder Agreement for William T. Flynt	(d)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(i)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(d)

10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(d)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(d)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(d)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(d)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(d)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(d)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(d)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(d)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(d)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(d)
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(r)
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	(j)
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(k)
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(k)
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(k)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(k)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(k)
10.19	Fully Restated Employment Agreement between HomeTrust Bank and Anderson L. Smith	(l)
10.20	Amended and Restated Jefferson Federal Bank Supplemental Executive Retirement Plan	(m)
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(n)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(n)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(n)
10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(n)
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(n)
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(n)
10.27	Offer Letter between HomeTrust Bank and Keith J. Houghton	(p)
10.28	Form of Relocation Repayment Agreement between HomeTrust Bank and Keith J. Houghton	(p)
10.29	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(g)
10.30	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	10.30
21.0	Subsidiaries of the Registrant	21.0
23.0	Consent of Dixon Hughes Goodman LLP	23.0
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares’ Annual Report on Form 10-K for the year ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
_________________

(a)	Attached as Appendix A to the proxy statement/prospectus filed by HomeTrust Bancshares on November 2, 2016 pursuant to Rule 424(b) of the Securities Act of 1933.

(b)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on June 10, 2014 (File No. 001-35593).

(c)	Attached as Appendix A to the joint proxy statement/prospectus filed by HomeTrust Bancshares on April 28, 2014 pursuant to Rule 424(b) of the Securities Act of 1933.

(d)	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(e)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(f)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on May 1, 2018 (File No. 001-35593).

(g)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 11, 2018 (File No. 001-35593).

(h)	Reserved

(i)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(j)	Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(k)	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(l)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).

(m)	Filed as an exhibit to Jefferson Bancshares's, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(n)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(o)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on August 31, 2015 (File No. 001-35593).

(p)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).

(q)	Reserved

(r)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (File No. 001-35593).

(s)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 000-50347).

(t)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on August 21, 2018 (File No. 001-35593).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETRUST BANCSHARES, INC.

Date: September 13, 2018	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman of the Board,
President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dana L. Stonestreet	Chairman of the Board, President and Chief Executive Officer	September 13, 2018
Dana L. Stonestreet	(Principal Executive Officer)

/s/ Tony J. VunCannon	Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer	September 13, 2018
Tony J. VunCannon	(Principal Financial and Accounting Officer)

/s/ Sidney A. Biesecker	Director	September 13, 2018
Sidney A. Biesecker

/s/ Robert G. Dinsmore, Jr.	Director	September 13, 2018
Robert G. Dinsmore, Jr.

/s/ J. Steven Goforth	Director	September 13, 2018
J. Steven Goforth

/s/ Robert E. James	Director	September 13, 2018
Robert E. James

/s/ Laura C. Kendall	Director	September 13, 2018
Laura C. Kendall

/s/ Craig C. Koontz	Director	September 13, 2018
Craig C. Koontz

/s/ F.K. McFarland, III	Director	September 13, 2018
F.K. McFarland, III

/s/ Peggy C. Melville	Director	September 13, 2018
Peggy C. Melville

/s/ Richard T. Williams	Director	September 13, 2018
Richard T. Williams