Form 10-Q
period 2018-09-30
HomeTrust Bancshares, Inc.
filed 2018-11-09
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]
There were 18,659,480 shares of common stock, par value of $.01 per share, issued and outstanding as of November 6, 2018.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	September 30, 2018	June 30, 2018 (1)
Assets
Cash	$39,872	$45,222
Interest-bearing deposits	18,896	25,524
Cash and cash equivalents	58,768	70,746
Commercial paper	238,224	229,070
Certificates of deposit in other banks	58,384	66,937
Debt securities available for sale, at fair value	148,704	154,993
Other investments, at cost	43,996	41,931
Loans held for sale	10,773	5,873
Total loans, net of deferred loan fees	2,587,106	2,525,852
Allowance for loan losses	(20,932)	(21,060)
Net loans	2,566,174	2,504,792
Premises and equipment, net	62,681	62,537
Accrued interest receivable	10,252	9,344
Real estate owned ("REO")	3,286	3,684
Deferred income taxes	30,942	32,565
Bank owned life insurance ("BOLI")	88,581	88,028
Goodwill	25,638	25,638
Core deposit intangibles	3,963	4,528
Other assets	3,593	3,503
Total Assets	$3,353,959	$3,304,169
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,203,044	$2,196,253
Borrowings	675,000	635,000
Capital lease obligations	1,905	1,914
Other liabilities	59,815	61,760
Total liabilities	2,939,764	2,894,927
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 18,939,280 shares issued and outstanding at September 30, 2018; 19,041,668 at June 30, 2018	190	191
Additional paid in capital	214,803	217,480
Retained earnings	208,365	200,575
Unearned Employee Stock Ownership Plan ("ESOP") shares	(7,274)	(7,406)
Accumulated other comprehensive loss	(1,889)	(1,598)
Total stockholders' equity	414,195	409,242
Total Liabilities and Stockholders' Equity	$3,353,959	$3,304,169
(1)    Derived from audited financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended
	September 30,
	2018	2017
Interest and Dividend Income
Loans	$28,728	$25,250
Securities available for sale	856	971
Commercial paper and interest-bearing deposits in other banks	1,857	1,169
Other investments	839	626
Total interest and dividend income	32,280	28,016
Interest Expense
Deposits	2,750	1,346
Borrowings	3,258	1,969
Total interest expense	6,008	3,315
Net Interest Income	26,272	24,701
Provision for Loan Losses	—	—
Net Interest Income after Provision for Loan Losses	26,272	24,701
Noninterest Income
Service charges and fees on deposit accounts	2,401	1,844
Loan income and fees	328	398
Gain on sale of loans held for sale	1,670	704
BOLI income	536	562
Gain from sale of premises and equipment	—	164
Other, net	678	590
Total noninterest income	5,613	4,262
Noninterest Expense
Salaries and employee benefits	12,685	12,352
Net occupancy expense	2,347	2,349
Marketing and advertising	417	453
Telephone, postage, and supplies	769	685
Deposit insurance premiums	304	414
Computer services	1,849	1,545
Loss (gain) on sale and impairment of REO	179	(146)
REO expense	175	241
Core deposit intangible amortization	565	719
Other	2,593	2,274
Total noninterest expense	21,883	20,886
Income Before Income Taxes	10,002	8,077
Income Tax Expense	2,212	2,510
Net Income	$7,790	$5,567
Per Share Data:
Net income per common share:
Basic	$0.43	$0.31
Diluted	$0.41	$0.30
Average shares outstanding:
Basic	18,125,637	17,966,994
Diluted	18,880,476	18,616,452
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended
	September 30,
	2018	2017
Net Income	$7,790	$5,567
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	(378)	158
Deferred income tax benefit (expense)	87	(53)
Total other comprehensive income (loss)	$(291)	$105
Comprehensive Income	$7,499	$5,672
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2017	18,967,875	$190	$213,459	$191,660	$(7,935)	$273	$397,647
Net income	—	—	—	5,567	—	—	5,567
Cumulative-effect adjustment on the change in accounting for share-based payments	—	—	—	680	—	—	680
Stock repurchased	—	—	—	—	—	—	—
Exercised stock options	800	—	12	—	—	—	12
Stock option expense	—	—	745	—	—	—	745
Restricted stock expense	—	—	428	—	—	—	428
ESOP shares allocated	—	—	183	—	132	—	315
Other comprehensive income	—	—	—	—	—	105	105
Balance at September 30, 2017	18,968,675	$190	$214,827	$197,907	$(7,803)	$378	$405,499

Balance at June 30, 2018	19,041,668	$191	$217,480	$200,575	$(7,406)	$(1,598)	$409,242
Net income	—	—	—	7,790	—	—	7,790
Stock repurchased	(128,300)	(1)	(3,723)	—	—	—	(3,724)
Forfeited restricted stock	(2,000)	—	—	—	—	—	—
Retired stock	(588)	—	—	—	—	—	—
Exercised stock options	28,500	—	410	—	—	—	410
Stock option expense	—	—	185	—	—	—	185
Restricted stock expense	—	—	199	—	—	—	199
ESOP shares allocated	—	—	252	—	132	—	384
Other comprehensive loss	—	—	—	—	—	(291)	(291)
Balance at September 30, 2018	18,939,280	$190	$214,803	$208,365	$(7,274)	$(1,889)	$414,195
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Three Months Ended September 30,
	2018	2017
Operating Activities:
Net income	$7,790	$5,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	935	836
Deferred income tax expense	1,710	2,361
Net amortization and accretion	(1,497)	(1,187)
Gain from sale of premises and equipment	—	(164)
Loss (gain) on sale and impairment of REO	179	(146)
Gain on sale of loans held for sale	(1,670)	(704)
Origination of loans held for sale	(43,134)	(32,424)
Proceeds from sales of loans held for sale	45,698	30,942
Increase (decrease) in deferred loan fees, net	(54)	340
Increase in accrued interest receivable and other assets	(935)	(365)
Amortization of core deposit intangibles	565	719
BOLI income	(536)	(562)
ESOP compensation expense	384	315
Restricted stock and stock option expense	384	1,173
Decrease (increase) in other liabilities	(1,944)	460
Net cash provided by operating activities	7,875	7,161
Investing Activities:
Purchase of securities available for sale	—	—
Proceeds from maturities of securities available for sale	1,215	11,680
Proceeds from sale of securities available for sale	—	—
Net purchases of commercial paper	(7,712)	(49,278)
Purchase of certificates of deposit in other banks	(3,237)	(7,190)
Maturities of certificates of deposit in other banks	11,790	29,010
Principal repayments of mortgage-backed securities	4,404	5,822
Net redemptions (purchases) of other investments	(2,065)	704
Net increase in loans	(66,912)	(42,207)
Purchase of BOLI	(25)	(18)
Proceeds from redemption of BOLI	7	—
Purchase of premises and equipment	(1,079)	(561)
Capital improvements to REO	—	(18)
Proceeds from sale of premises and equipment	—	923
Proceeds from sale of REO	293	793
Net cash used in investing activities	(63,321)	(50,340)
Financing Activities:
Net increase in deposits	6,791	51,859
Net increase (decrease) in other borrowings	40,000	(16,700)
Common stock repurchased	(3,724)	—
Exercised stock options	410	12
Decrease in capital lease obligations	(9)	(6)
Net cash provided by financing activities	43,468	35,165
Net Decrease in Cash and Cash Equivalents	(11,978)	(8,014)
Cash and Cash Equivalents at Beginning of Period	70,746	86,985
Cash and Cash Equivalents at End of Period	$58,768	$78,971

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
Supplemental Disclosures:	Three Months Ended September 30,
	2018	2017
Cash paid during the period for:
Interest	$5,618	$3,379
Income taxes	—	20
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	(291)	105
Transfers of loans to REO	74	252
Cumulative-effect adjustment on the change in accounting for share-based payments	—	680
Transfers of loans to held for sale from loans held for investment	5,794	—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2018 ("2018 Form 10-K") filed with the SEC on September 13, 2018. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2019.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) business combinations and acquired loans, (iii) the valuation of REO, (iv) the valuation of goodwill and other intangible assets, and (v) the valuation of or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our 2018 Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company's financial condition and operating results in future periods.
Certain amounts reported in prior periods' consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, stockholders' equity or net income.

2.	Recent Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”, which defers the effective date of Accounting Standard Update ("ASU") No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. The Company adopted this ASU on July 1, 2018. The adoption did not have a material effect on the Company's Consolidated Financial Statements. However, additional disclosures required by this ASU have been included in “Note 12 - Revenue” to the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU amends the guidance in GAAP on the classification and measurement of financial instruments. The ASU includes the following changes: i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (iv) allows an equity investment that does not have readily determinable fair values, to be measured at cost minus impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (v) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requires a reporting

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements; and (vii) clarifies that a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with the organization’s other deferred tax assets. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company adopted this ASU on July 1, 2018. The adoption did not have a material effect on the Company's Consolidated Financial Statements. The disclosures to the Company’s consolidated financial statements have been updated appropriately using the exit price notion in “Note 11 - Fair Value of Financial Instruments.”
In February 2016, the FASB issued ASU 2016-02, "Leases (Accounting Standards Codification ("ASC") 842)." The guidance in this ASU requires most leases to be recognized on the balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases" and ASU 2018-11 "Leases (Topic 842): Targeted Improvements." ASU 2018-10 made 16 narrow-scope amendments to ASC 842. The amendments in this ASU 2018-11 are intended to provide entities with relief from the costs of implementing certain aspects of the the new lease accounting standard. Specifically, an entity can elect not to recast the comparative periods presented when transitioning to ASC 842 and provides a lessor with the option to not separate lease and nonlease components when certain conditions are met. This ASU also provides a new transition method in addition to the existing transition method contained in ASU No. 2016-02 to allow entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. These amendments have the same effective date as ASU 2016-02. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements and the timing of adoption. The Company will compile an inventory of all leased assets to determine the impact of ASU 2016-02 on its financial condition and results of operations. The effect of the adoption of these ASUs will depend on leases at time of adoption. Once adopted, we expect to report higher assets and liabilities on our Consolidated Balance Sheets as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in our Consolidated Balance Sheets. We do not expect the guidance to have a material impact on the Consolidated Statements of Income or the Consolidated Statements of Changes in Stockholders' Equity.
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
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The ASU amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows and is intended to reduce the diversity in practice. The Company adopted this ASU on July 1, 2018. The adoption did not have a material effect on the Company's Consolidated Financial Statements.
In March 2017, FASB issued ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The ASU requires entities to amortize the premium on certain purchased callable debt securities to the earliest call date, which more closely aligns the amortization period of premiums and discounts to expectations incorporated in the market prices. Entities will no longer recognize a loss in earnings upon the debtor's exercise of a call on a purchased debt security held at a premium. The ASU does not require any accounting change for debt securities held at a discount, therefore the discount will continue to be amortized as an adjustment of yield over the contractual life of the investment. This ASU is effective for interim and annual reporting periods, beginning after December 15, 2018. Early adoption is permitted for all entities. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." This ASU provides clarity on the guidance related to stock compensation when there have been changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting under ASC 718. The ASU provides the three following criteria must be met in order to not account for the effect of the modification of terms or conditions: the fair value, the vesting conditions and the classification as an equity or liability instrument of the modified award is the same as the original award immediately before the original award is modified. The Company adopted this ASU on July 1, 2018. The adoption did not have a material effect on the Company's Consolidated Financial Statements.

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
In March 2018, FASB issued ASU No. 2018-05, "Income Taxes (Topic 740)." This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete, but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-Q as of December 31, 2017. As of June 30, 2018, the Company did not incur any adjustments to the provisional recognition.
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
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this ASU removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 and early adoption is permitted. The adoption of ASU No. 2018-13 is not expected to have a material impact on the Company's Consolidated Financial Statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

3.	Debt Securities
Securities available for sale consist of the following at the dates indicated:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$48,045	$—	$(495)	$47,550
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	67,470	100	(1,691)	65,879
Municipal Bonds	29,502	85	(284)	29,303
Corporate Bonds	6,140	23	(191)	5,972
Total	$151,157	$208	$(2,661)	$148,704

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$48,025	$1	$(484)	$47,542
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	71,949	88	(1,438)	70,599
Municipal Bonds	30,865	127	(226)	30,766
Corporate Bonds	6,166	25	(168)	6,023
Equity Securities	63	—	—	63
Total	$157,068	$241	$(2,316)	$154,993
Debt securities available for sale by contractual maturity at the dates indicated are shown below. Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	Available-For-Sale
	September 30, 2018
	Amortized Cost	Estimated Fair Value
Due within one year	$28,579	$28,466
Due after one year through five years	41,599	40,887
Due after five years through ten years	4,818	4,845
Due after ten years	8,691	8,627
Mortgage-backed securities	67,470	65,879
Total	$151,157	$148,704
The Company had no sales of securities available for sale during the three months ended September 30, 2018 and 2017. There were no gross realized gains or losses for the three months ended September 30, 2018 and 2017.

Securities available for sale with costs totaling $141,913 and $136,914 and market values of $139,957 and $135,313 at September 30, 2018 and June 30, 2018, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2018 and June 30, 2018 were as follows:

	September 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$11,905	$(142)	$35,645	$(353)	$47,550	$(495)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	30,596	(768)	27,242	(923)	57,838	(1,691)
Municipal Bonds	18,129	(197)	4,765	(87)	22,894	(284)
Corporate Bonds	—	—	3,521	(191)	3,521	(191)
Total	$60,630	$(1,107)	$71,173	$(1,554)	$131,803	$(2,661)

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$10,962	$(93)	$35,605	$(391)	$46,567	$(484)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	39,238	(827)	21,297	(611)	60,535	(1,438)
Municipal Bonds	19,795	(208)	1,446	(18)	21,241	(226)
Corporate Bonds	—	—	3,566	(168)	3,566	(168)
Total	$69,995	$(1,128)	$61,914	$(1,188)	$131,909	$(2,316)
The total number of securities with unrealized losses at September 30, 2018, and June 30, 2018 were 228 and 218, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other-than-temporary impairment losses during the three months ended September 30, 2018 or the year ended June 30, 2018.

4.	Other Investments
Other investments, at cost consist of the following at the dates indicated:

	September 30, 2018	June 30, 2018
FHLB of Atlanta(1)	$31,607	$29,907
Federal Reserve Bank of Richmond ("FRB")(1)	7,315	7,307
Small Business Investment Companies ("SBIC")(2)(3)	5,074	4,717
Total	$43,996	$41,931

(1)
As a requirement for membership, the Bank invests in the stock of both the FHLB of Atlanta and the Federal Reserve Bank of Richmond ("FRB"). No ready market exists for these securities so carrying value approximates their fair value based on the redemption provisions of the FHLB of Atlanta and the FRB, respectively.

(2)	SBIC investment funds are considered nonmarketable investment securities and are qualified investments under the Community Reinvestment Act.

(3)	Prior to the adoption of ASU 2016-01, SBIC Investments were maintained in other assets.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

5.	Loans
Loans consist of the following at the dates indicated:

	September 30, 2018	June 30, 2018
Retail consumer loans:
One-to-four family	$656,011	$664,289
HELOCs - originated	135,512	137,564
HELOCs - purchased	150,733	166,276
Construction and land/lots	75,433	65,601
Indirect auto finance	173,305	173,095
Consumer	13,139	12,379
Total retail consumer loans	1,204,133	1,219,204
Commercial loans:
Commercial real estate	879,184	857,315
Construction and development	198,809	192,102
Commercial and industrial	193,739	148,823
Municipal leases	111,951	109,172
Total commercial loans	1,383,683	1,307,412
Total loans	2,587,816	2,526,616
Deferred loan fees, net	(710)	(764)
Total loans, net of deferred loan fees	2,587,106	2,525,852
Allowance for loan losses	(20,932)	(21,060)
Loans, net	$2,566,174	$2,504,792
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.
The Company's total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2018
Retail consumer loans:
One-to-four family	$634,877	$3,571	$10,583	$512	$9	$649,552
HELOCs - originated	133,824	112	1,346	—	6	135,288
HELOCs - purchased	150,547	—	186	—	—	150,733
Construction and land/lots	74,758	21	250	—	—	75,029
Indirect auto finance	172,721	—	582	—	2	173,305
Consumer	12,392	17	722	—	8	13,139
Commercial loans:
Commercial real estate	857,652	6,551	6,036	—	—	870,239
Construction and development	194,470	710	1,660	171	—	197,011
Commercial and industrial	189,975	1,446	368	—	—	191,789
Municipal leases	111,655	296	—	—	—	111,951
Total loans	$2,532,871	$12,724	$21,733	$683	$25	$2,568,036

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2018
Retail consumer loans:
One-to-four family	$643,077	$3,576	$10,059	$746	$14	$657,472
HELOCs - originated	135,336	113	1,735	150	6	137,340
HELOCs - purchased	166,089	—	187	—	—	166,276
Construction and land/lots	64,823	23	257	54	—	65,157
Indirect auto finance	172,675	—	420	—	—	173,095
Consumer	11,723	85	558	2	11	12,379
Commercial loans:
Commercial real estate	835,485	5,804	6,787	—	—	848,076
Construction and development	187,187	621	2,067	—	—	189,875
Commercial and industrial	145,177	1,279	414	—	—	146,870
Municipal leases	108,864	308	—	—	—	109,172
Total loans	$2,470,436	$11,809	$22,484	$952	$31	$2,505,712
The Company's total PCI loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2018
Retail consumer loans:
One-to-four family	$4,429	$262	$1,768	$—	$—	$6,459
HELOCs - originated	224	—	—	—	—	224
Construction and land/lots	404	—	—	—	—	404
Commercial loans:
Commercial real estate	4,669	2,017	2,259	—	—	8,945
Construction and development	525	—	1,273	—	—	1,798
Commercial and industrial	1,947	—	—	—	3	1,950
Total loans	$12,198	$2,279	$5,300	$—	$3	$19,780

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2018
Retail consumer loans:
One-to-four family	$4,620	$388	$1,809	$—	$—	$6,817
HELOCs - originated	224	—	—	—	—	224
Construction and land/lots	444	—	—	—	—	444
Commercial loans:
Commercial real estate	4,718	2,162	2,359	—	—	9,239
Construction and development	547	—	1,680	—	—	2,227
Commercial and industrial	1,894	—	59	—	—	1,953
Total loans	$12,447	$2,550	$5,907	$—	$—	$20,904

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
September 30, 2018
Retail consumer loans:
One-to-four family	$2,406	$1,861	$4,267	$651,744	$656,011
HELOCs - originated	278	117	395	135,117	135,512
HELOCs - purchased	—	—	—	150,733	150,733
Construction and land/lots	86	—	86	75,347	75,433
Indirect auto finance	356	114	470	172,835	173,305
Consumer	316	42	358	12,781	13,139
Commercial loans:
Commercial real estate	1,029	826	1,855	877,329	879,184
Construction and development	18	1,615	1,633	197,176	198,809
Commercial and industrial	20	53	73	193,666	193,739
Municipal leases	—	—	—	111,951	111,951
Total loans	$4,509	$4,628	$9,137	$2,578,679	$2,587,816

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2018
Retail consumer loans:
One-to-four family	$3,001	$1,756	$4,757	$659,532	$664,289
HELOCs - originated	98	268	366	137,198	137,564
HELOCs - purchased	—	—	—	166,276	166,276
Construction and land/lots	44	54	98	65,503	65,601
Indirect auto finance	335	127	462	172,633	173,095
Consumer	238	39	277	12,102	12,379
Commercial loans:
Commercial real estate	169	1,412	1,581	855,734	857,315
Construction and development	260	1,928	2,188	189,914	192,102
Commercial and industrial	15	69	84	148,739	148,823
Municipal leases	—	—	—	109,172	109,172
Total loans	$4,160	$5,653	$9,813	$2,516,803	$2,526,616

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	September 30, 2018		June 30, 2018
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$4,198	$—	$4,308	$—
HELOCs - originated	436	—	656	—
HELOCs - purchased	186	—	187	—
Construction and land/lots	110	—	165	—
Indirect auto finance	367	—	255	—
Consumer	520	—	321	—
Commercial loans:
Commercial real estate	2,362	—	2,863	—
Construction and development	1,835	—	2,045	—
Commercial and industrial	95	—	114	—
Municipal leases	—	—	—	—
Total loans	$10,109	$—	$10,914	$—
PCI loans totaling $2,936 at September 30, 2018 and $3,353 at June 30, 2018 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
Troubled debt restructurings ("TDRs") are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Additionally, all TDRs are considered impaired. The Company had no commitments to lend additional funds on these TDR loans at September 30, 2018.
The Company's loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	September 30, 2018	June 30, 2018
Performing TDRs included in impaired loans	$20,563	$21,251
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$483	$7,527	$13,050	$21,060	$727	$8,585	$11,839	$21,151
Provision for (recovery of) loan losses	(188)	(64)	252	—	470	(412)	(58)	—
Charge-offs	—	(416)	(2)	(418)	—	(149)	(14)	(163)
Recoveries	—	205	85	290	—	286	723	1,009
Balance at end of period	$295	$7,252	$13,385	$20,932	$1,197	$8,310	$12,490	$21,997

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total
September 30, 2018
Retail consumer loans:
One-to-four family	$90	$105	$2,901	$3,096	$6,459	$7,000	$642,552	$656,011
HELOCs - originated	—	6	1,114	1,120	224	6	135,282	135,512
HELOCs - purchased	—	—	713	713	—	—	150,733	150,733
Construction and land/lots	—	—	1,262	1,262	404	341	74,688	75,433
Indirect auto finance	—	1	977	978	—	1	173,304	173,305
Consumer	—	8	165	173	—	8	13,131	13,139
Commercial loans:
Commercial real estate	118	19	7,869	8,006	8,945	3,082	867,157	879,184
Construction and development	71	4	3,176	3,251	1,798	2,211	194,800	198,809
Commercial and industrial	16	3	1,864	1,883	1,950	3	191,786	193,739
Municipal leases	—	—	450	450	—	—	111,951	111,951
Total	$295	$146	$20,491	$20,932	$19,780	$12,652	$2,555,384	$2,587,816
June 30, 2018
Retail consumer loans:
One-to-four family	$98	$125	$3,137	$3,360	$6,817	$7,104	$650,368	$664,289
HELOCs - originated	—	6	1,117	1,123	224	452	136,888	137,564
HELOCs - purchased	—	—	795	795	—	—	166,276	166,276
Construction and land/lots	—	19	1,134	1,153	444	583	64,574	65,601
Indirect auto finance	—	—	1,126	1,126	—	—	173,095	173,095
Consumer	—	11	57	68	—	11	12,368	12,379
Commercial loans:
Commercial real estate	138	28	8,029	8,195	9,239	3,511	844,565	857,315
Construction and development	229	8	3,109	3,346	2,227	2,223	187,652	192,102
Commercial and industrial	18	—	1,458	1,476	1,953	—	146,870	148,823
Municipal leases	—	—	418	418	—	—	109,172	109,172
Total	$483	$197	$20,380	$21,060	$20,904	$13,884	$2,491,828	$2,526,616
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's impaired loans and the related allowance, by segment and class, excluding PCI loans, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment With a Recorded Allowance	Recorded Investment With No Recorded Allowance	Total	Related Recorded Allowance
September 30, 2018
Retail consumer loans:
One-to-four family	$21,481	$14,796	$3,589	$18,385	$587
HELOCs - originated	1,496	764	119	883	7
HELOCs - purchased	186	—	186	186	—
Construction and land/lots	2,446	1,203	439	1,642	31
Indirect auto finance	482	306	92	398	3
Consumer	2,069	410	1,145	1,555	69
Commercial loans:
Commercial real estate	4,705	2,574	1,825	4,399	29
Construction and development	2,965	707	1,128	1,835	7
Commercial and industrial	4,819	203	1	204	4
Municipal leases	—	—	—	—	—
Total impaired loans	$40,649	$20,963	$8,524	$29,487	$737
June 30, 2018
Retail consumer loans:
One-to-four family	$23,295	$16,035	$4,140	$20,175	$554
HELOCs - originated	2,544	1,017	737	1,754	9
HELOCs - purchased	187	—	187	187	—
Construction and land/lots	2,348	1,098	446	1,544	53
Indirect auto finance	395	122	133	255	1
Consumer	501	12	46	58	11
Commercial loans:
Commercial real estate	5,343	2,862	2,246	5,108	42
Construction and development	3,166	828	1,217	2,045	14
Commercial and industrial	4,898	235	—	235	3
Municipal leases	—	—	—	—	—
Total impaired loans	$42,677	$22,209	$9,152	$31,361	$687
The table above includes $16,835 and $19,926, of impaired loans that were not individually evaluated at September 30, 2018 and June 30, 2018, respectively, because these loans did not meet the Company's threshold for individual impairment evaluation. The recorded allowance above includes $591 and $490 related to these loans that were not individually evaluated at September 30, 2018 and June 30, 2018, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's average recorded investment in impaired loans and interest income recognized on impaired loans for the three months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$19,280	$290	$25,002	$294
HELOCs - originated	1,319	18	2,851	35
HELOCs - purchased	186	3	192	4
Construction and land/lots	1,593	39	1,673	28
Indirect auto finance	327	4	90	2
Consumer	806	27	39	4
Commercial loans:
Commercial real estate	4,754	93	7,574	75
Construction and development	1,940	29	2,654	15
Commercial and industrial	219	17	2,067	20
Municipal leases	—	—	253	—
Total loans	$30,424	$520	$42,395	$477
A summary of changes in the accretable yield for PCI loans for the three months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended
	September 30, 2018	September 30, 2017
Accretable yield, beginning of period	$5,734	$7,080
Reclass from nonaccretable yield (1)	10	200
Other changes, net (2)	137	27
Interest income	(429)	(610)
Accretable yield, end of period	$5,452	$6,697
______________________________________

(1)	Represents changes attributable to expected losses assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

For the three months ended September 30, 2018 and 2017, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Other TDRs:
Retail consumer:
One-to-four family	5	$244	$243	10	$1,514	$1,514
Indirect auto finance	1	33	32	—	—	—
Consumer	1	2	2	—	—	—
Total	7	$279	$277	10	$1,514	$1,514
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
One-to-four family	—	$—	3	$372
Commercial real estate	—	—	1	672
Total	—	$—	4	$1,044
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

6.	Real Estate Owned
The activity within REO for the periods shown is as follows:

	Three Months Ended September 30,
	2018	2017
Balance at beginning of period	$3,684	$6,318
Transfers from loans	74	252
Sales, net of gain or loss	(344)	(647)
Writedowns	(128)	—
Capital improvements	—	18
Balance at end of period	$3,286	$5,941
At September 30, 2018 and June 30, 2018, the Bank had $753 and $998 respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $635 and $395 at September 30, 2018 and June 30, 2018, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

7. Income Taxes
Income tax expense consists of:

	Three Months Ended September 30,
	2018	2017
Current:
Federal	$377	$138
State	125	11
Total current expense	502	149
Deferred:
Federal	1,571	2,070
State	139	291
Total deferred expense	1,710	2,361
Total income tax expense	$2,212	$2,510
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences for the periods indicated:

	Three Months Ended September 30,
	2018		2017
	$	Rate	$	Rate
Tax at federal income tax rate	$2,100	21%	$2,746	34%
Increase (decrease) resulting from:
Tax exempt income	(227)	(2)%	(277)	(4)%
Change in valuation allowance for deferred tax assets, allocated to income tax expense	—	—%	(135)	(2)%
State tax, net of federal benefit	209	2%	123	2%
Change in deferred tax assets due to North Carolina corporate tax rate decrease	—	—%	133	2%
Other	130	1%	(80)	(1)%
Total	$2,212	22%	$2,510	31%
The decrease in the federal corporate income tax rate was the result of enactment of the Tax Act, which lowered the Company's statutory federal corporate income tax rate to 21% effective July 1, 2018 from 34% in the previous fiscal year.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at September 30, 2018 and June 30, 2018 are presented below:

	September 30, 2018	June 30, 2018
Deferred tax assets:
Alternative minimum tax credit	$4,920	$4,920
Allowance for loan losses	4,608	4,637
Deferred compensation and post-retirement benefits	9,297	9,400
Accrued vacation and sick leave	18	18
Impairments on real estate owned	502	495
Other than temporary impairment on investments	2,254	2,254
Net operating loss carryforward	7,369	8,635
Discount from business combination	2,600	2,605
Unrealized loss on securities held for sale	564	477
Stock compensation plans	1,956	2,271
Other	1,358	1,562
Total gross deferred tax assets	35,446	37,274
Less valuation allowance	(325)	(325)
Deferred tax assets	35,121	36,949
Deferred tax (liabilities):
Depreciable basis of fixed assets	(534)	(566)
Deferred loan fees	(468)	(453)
FHLB stock, book basis in excess of tax	(89)	(89)
Other	(3,088)	(3,276)
Total gross deferred tax liabilities	(4,179)	(4,384)
Net deferred tax assets	$30,942	$32,565
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
The Company had federal net operating loss ("NOL") carry forwards of $35,525 and $40,780 as of September 30, 2018 and June 30, 2018, respectively, with a recorded tax benefit of $7,369 and $8,635 included in deferred tax assets. The majority of these NOLs will expire for federal tax purposes from 2024 through 2036. The valuation allowance of $325 at September 30, 2018 and June 30, 2018 relates to the potential future sequestration of the Company's alternative minimum tax credit included in deferred tax assets.
Retained earnings at September 30, 2018 and June 30, 2018 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2014.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

8.	Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	Three Months Ended September 30,
	2018	2017
Numerator:
Net income	$7,790	$5,567
Allocation of earnings to participating securities	(55)	(57)
Numerator for basic EPS - Net income available to common stockholders	$7,735	$5,510
Effect of dilutive securities:
Dilutive effect to participating securities	2	2
Numerator for diluted EPS	$7,737	$5,512
Denominator:
Weighted-average common shares outstanding - basic	18,125,637	17,966,994
Effect of dilutive shares	754,839	649,458
Weighted-average common shares outstanding - diluted	18,880,476	18,616,452
Net income per share - basic	$0.43	$0.31
Net income per share - diluted	$0.41	$0.30
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 420,700 stock options that were anti-dilutive for the three months ended September 30, 2018. There were 60,500 stock options that were anti-dilutive for the three months ended September 30, 2017.

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
The table below presents share based compensation expense and the estimated related tax benefit for stock options and restricted stock for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Share based compensation expense	$384	$1,170
Tax benefit	$88	$421

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents stock option activity for the three months ended September 30, 2018 and 2017:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2017	1,470,043	$15.22	5.8	$13,533
Exercised	800	14.37	—	—
Forfeited	500	17.35	—	—
Expired	43,273	23.82	—	—
Options outstanding at September 30, 2017	1,425,470	$14.96	5.7	$15,316
Exercisable at September 30, 2017	989,770	$14.96	5.4	$11,155
Non-vested at September 30, 2017	435,700	$16.15	5.2	$4,161

Options outstanding at June 30, 2018	1,718,270	$17.29	5.9	$18,664
Exercised	28,500	14.41	—	—
Forfeited	4,000	14.37	—	—
Options outstanding at September 30, 2018	1,685,770	$17.34	5.7	$19,902
Exercisable at September 30, 2018	1,198,970	$14.51	4.5	$17,553
Non-vested at September 30, 2018	486,800	$24.32	6.5	$2,349

At September 30, 2018, the Company had $2,585 of unrecognized compensation expense related to 486,800 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 2.1 years at September 30, 2018. At September 30, 2017, the Company had $1,185 of unrecognized compensation expense related to 435,700 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.0 year at September 30, 2017.
The table below presents restricted stock award activity for the three months ended September 30, 2018 and 2017:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2017	185,630	$17.46	$3,419
Vested	400	19.02	—
Forfeited	—	—	—
Non-vested at September 30, 2017	185,230	$17.46	$4,760

Non-vested at June 30, 2018	133,410	$22.85	$3,755
Vested	2,800	16.27	—
Forfeited	2,000	14.37	—
Non-vested at September 30, 2018	128,610	$23.13	$3,749
At September 30, 2018, unrecognized compensation expense was $2,337 related to 128,610 shares of restricted stock originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.9 years at September 30, 2018. At September 30, 2017, unrecognized compensation expense was $2,065 related to 185,230 shares of restricted stock originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.3 years at September 30, 2017.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

10.	Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At September 30, 2018 and June 30, 2018, respectively, loan commitments (excluding $198,134 and $209,726 of undisbursed portions of construction loans) totaled $85,630 and $49,949 of which $54,471 and $19,812 were variable rate commitments and $31,159 and $30,137 were fixed rate commitments. The fixed rate loans had interest rates ranging from 2.39% to 6.15% at September 30, 2018 and 2.10% to 6.15% at June 30, 2018, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $470,586 and $491,649 at September 30, 2018 and June 30, 2018, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, we enter into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these commitments was not material at September 30, 2018 or June 30, 2018.
The Company grants construction and permanent loans collateralized primarily by residential and commercial real estate to customers throughout its primary market area. In addition, the Company grants municipal leases to customers throughout North and South Carolina. The Company's loan portfolio can be affected by the general economic conditions within these market areas.
Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the FRB. The daily average calculated cash reserve required as of September 30, 2018 and June 30, 2018 was $1,140, and $2,304, respectively, which was satisfied by vault cash and balances held at the FRB.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of September 30, 2018 and June 30, 2018 were $8,459 and $8,227, respectively. There was no liability recorded for these letters of credit at September 30, 2018 or June 30, 2018, respectively.
Litigation – From time to time, the Company is involved in litigation matters in the ordinary course of business. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which the Company holds a security interest. The Company is not a party to any pending legal proceedings that management believes would have a material adverse effect on the Company’s financial condition or results of operations.

11.	Fair Value of Financial Instruments
The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. The fair value of financial instruments presented in this note, with the exception of loans receivable, are based on the same methodology as presented in Note 20 of the Notes to Consolidated Financial Statements contained in the Company’s 2018 10-K. The Company has adopted ASU 2016-01, and therefore is measuring the fair value of loans receivable under the exit price notion rather than the previous method of entry price notion. Under the previous method, the fair value estimate of loans receivable was based on discounted cash flow. At September 30, 2018, the exit price notion used to estimate the fair value of loans receivable was based on similar techniques, with the addition of liquidity premiums. The fair value of nonperforming loans is based on the underlying value of the collateral for periods prior to and after adoption of ASU 2016-01.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Following is a description of valuation methodologies used for assets recorded at fair value on both a recurring and non-recurring basis. The Company does not have any liabilities recorded at fair value on both a recurring and non-recurring basis.
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
Impaired Loans
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
Small Business Investment Company
SBICs are carried at the lower of cost or cost less a valuation allowance, which is based a financial review of the investment. The Company considers SBICs that have been adjusted through an allowance during the period as nonrecurring Level 3.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Financial Assets Recorded at Fair Value on a Recurring Basis
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	September 30, 2018
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$47,550	$—	$47,550	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	65,879	—	65,879	—
Municipal Bonds	29,303	—	29,303	—
Corporate Bonds	5,972	—	5,972	—
Total	$148,704	$—	$148,704	$—

	June 30, 2018
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$47,542	$—	$47,542	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	70,599	—	70,599	—
Municipal Bonds	30,766	—	30,766	—
Corporate Bonds	6,023	—	6,023	—
Equity Securities	63	—	63	—
Total	$154,993	$—	$154,993	$—
There were no transfers between levels during the three months ended September 30, 2018.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	September 30, 2018
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$4,044	$—	$—	$4,044
REO	600	—	—	600
Total	$4,644	$—	$—	$4,644

	June 30, 2018
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$8,423	$—	$—	$8,423
REO	2,104	—	—	2,104
Total	$10,527	$—	$—	$10,527
Quantitative information about Level 3 fair value measurements during the period ended September 30, 2018 is shown in the table below:

	Fair Value at September 30, 2018	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$4,044	Discounted appraisals and discounted cash flows	Collateral discounts and discount spread	7% - 25% 1% - 3%	2%
REO	$600	Discounted appraisals	Collateral discounts	8% - 15%	10%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of September 30, 2018 and June 30, 2018, are summarized below:

	September 30, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$58,768	$58,768	$58,768	$—	$—
Commercial paper	238,224	238,224	238,224	—	—
Certificates of deposit in other banks	58,384	58,384	—	58,384	—
Securities available for sale	148,704	148,704	—	148,704	$—
Loans, net	2,566,174	2,467,110	—	—	2,467,110
Loans held for sale	10,773	11,237	—	—	11,237
FHLB stock	31,607	31,607	31,607	—	—
FRB stock	7,315	7,315	7,315	—	—
SBIC	5,074	5,074	—	—	5,074
Accrued interest receivable	10,252	10,252	—	1,313	8,939
Liabilities:
Noninterest-bearing and NOW deposits	775,804	775,804	—	775,804	—
Money market accounts	687,148	687,148	—	687,148	—
Savings accounts	203,372	203,372	—	203,372	—
Certificates of deposit	536,720	530,178	—	530,178	—
Borrowings	675,000	674,491	—	674,491	—
Accrued interest payable	1,257	1,257	—	1,257	—

	June 30, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$70,746	$70,746	$70,746	$—	$—
Commercial paper	229,070	229,070	229,070	—	—
Certificates of deposit in other banks	66,937	66,937	—	66,937	—
Securities available for sale	154,993	154,993	—	154,993	—
Loans, net	2,504,792	2,414,647	—	—	2,414,647
Loans held for sale	5,873	5,990	—	—	5,990
FHLB stock	29,907	29,907	29,907	—	—
FRB stock	7,307	7,307	7,307	—	—
SBIC	4,717	4,717	—	—	4,717
Accrued interest receivable	9,344	9,344	297	883	8,164
Liabilities:
Noninterest-bearing and NOW deposits	789,186	789,186	—	789,186	—
Money market accounts	677,665	677,665	—	677,665	—
Savings accounts	213,250	213,250	—	213,250	—
Certificates of deposit	516,152	509,924	—	509,924	—
Borrowings	635,000	635,187	—	635,187	—
Accrued interest payable	805	805	—	805	—
The Company had off-balance sheet financial commitments, which included approximately $754,350 and $751,324 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at September 30, 2018 and June 30, 2018, respectively (see Note 10). Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
Loans held for sale – The fair value of mortgage loans held for sale is determined by outstanding commitments from investors on a "best efforts" basis or current investor yield requirements, calculated on the aggregate loan basis. The fair value of SBA loans held for sale is based on what investors are currently offering for loans with similar characteristics.
Loans, net – Fair values for loans are estimated by segregating the portfolio by type of loan and discounting scheduled cash flows using current market interest rates for loans with similar terms and credit quality. A prepayment assumption is used as an estimate of the portion of loans that will be repaid prior to their scheduled maturity. For the September 30, 2018 fair value, a liquidity premium assumption is used as an estimate for the additional return required by an investor of assets that are potentially considered illiquid.
FHLB and FRB stock– No ready market exists for these stocks and they have no quoted market value. However, redemptions of these securities have historically been at par value. Accordingly, cost is deemed to be a reasonable estimate of fair value.
SBIC– No ready market exists for these investments and they have no quoted market value. SBIC are valued at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions of identical or similar investments. Accordingly, cost is deemed to be a reasonable estimate of fair value.
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of September 30, 2018 and June 30, 2018. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
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

12.	Revenue
On July 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified ASC 606. The adoption of the new standard did not have a material impact on the measurement or recognition of revenue. Results for reporting periods beginning after July 1, 2018 are presented under Topic 606, while prior period amounts reflect an offset of $195 of interchange costs against interchange income for the three months ended September 30, 2017.
ASC 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, and certain credit card fees are also not in scope of the new guidance. ASC 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant income, and various other service fees. However, the recognition of these revenue streams did not change significantly upon adoption of ASC 606. Substantially all of the Company’s revenue is generated from contracts with customers. The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue streams with customers.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents the Company's sources of noninterest income, segregated by in-scope and out-of-scope revenue streams of ASC 606 at the dates indicated:

	Three Months Ended September 30,
	2018	2017
In-scope of ASC 606:
Service charges on deposit accounts	$983	$889
Fees, interchange, and other service charges	1,603	1,069
Other	212	184
Noninterest income (in-scope of ASC 606)	2,798	2,142
Noninterest income (out-of-scope of ASC 606)	2,815	2,120
Total noninterest income	$5,613	$4,262
The following is a description of revenue streams accounted for under ASC 606:
Service charges on deposit accounts
Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, nonsufficient fund fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Nonsufficient fund fees, check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Fees, interchange, and other service charges
Fees, interchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, cashier’s checks, and other services. The Company’s performance obligation for fees, interchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.
Other
Other noninterest income consists of safety deposit box rental fees and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

13.	Subsequent Event
On November 1, 2018, the Company announced that the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share. Shareholders of the Company’s common stock at the close of business on November 21, 2018 will be entitled to receive the cash dividend. The cash dividend will be payable on December 6, 2018.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would," and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Board of Governors of the Federal Reserve System (“Federal Reserve”), the North Carolina Office of the Commissioner of Banks (“NCCOB”), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in laws or regulations, changes in regulatory policies and principles or the application or interpretation of laws and regulations by regulatory agencies and tax authorities, including changes in deferred tax asset and liability activity, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; management's assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including our 2018 Form 10-K.
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
Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, loan income and fees, gain on sale of loans, and gains and losses from sales of securities.
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
At September 30, 2018, we had 43 locations in North Carolina (including the Asheville metropolitan area, Greensboro/"Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Critical Accounting Policies and Estimates
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) business combinations and acquired loans, (iii) the valuation of REO, (iv) the valuation of goodwill and other intangible assets, and (v) the valuation of or recognition of deferred tax assets and liabilities. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2018 Form 10-K. There have not been any material changes in the Company's critical accounting policies and estimates during the three months ended September 30, 2018 as compared to the disclosure contained in the Company's 2018 Form 10-K.
Reclassifications and corrections. To maintain consistency and comparability, certain amounts from prior periods have been reclassified to conform to current period presentation with no effect on net income, shareholders’ equity, or cash flows as previously reported.
Recent Accounting Pronouncements. Refer to Note 2 of our consolidated financial statements for a description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report contains certain non-GAAP financial measures, which include: tangible book value; tangible book value per share, tangible equity to tangible assets ratio; net income, earnings per share ("EPS"), return on assets ("ROA"), and return on equity ("ROE") excluding certain state income tax expense, and gain from the sale of premises and equipment; and the ratio of the allowance for loan losses to total loans excluding acquired loans. Management has presented the non-GAAP financial measures in this discussion and analysis because it believes excluding these items is more indicative of and provides useful and comparative information to assess trends in our core operations while facilitating comparison of the quality and composition of the Company’s earnings over time and in comparison to its competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months Ended September 30, 2018 and 2017” for more detailed information about our financial performance.

Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

	As of
	September 30,	June 30,	September 30,
(Dollars in thousands, except per share data)	2018	2018	2017
Total stockholders' equity	$414,195	$409,242	$405,499
Less: goodwill, core deposit intangibles, net of taxes	28,690	29,125	29,704
Tangible book value (1)	$385,505	$380,117	$375,795
Common shares outstanding	18,939,280	19,041,668	18,968,675
Tangible book value per share	$20.35	$19.96	$19.81
Book value per share	$21.87	$21.49	$21.38
_________________________________________________________________

(1)	Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
	September 30,	June 30,	September 30,
(Dollars in thousands)	2018	2018	2017
Tangible equity (1)	$385,505	$380,117	$375,795
Total assets	3,353,959	3,304,169	3,249,998
Less: goodwill, core deposit intangibles, net of taxes	28,690	29,125	29,704
Total tangible assets(2)	$3,325,269	$3,275,044	$3,220,294
Tangible equity to tangible assets	11.59%	11.61%	11.67%
_________________________________________________________________

(1)	Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

(2)	Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP net income, EPS, ROA, and ROE as adjusted to exclude state tax expense rate changes and gain from the sale of premises and equipment:

	Three months ended
(Dollars in thousands, except per share data)	September 30,
	2018	2017
State tax expense adjustment (1)	—	133
Gain from sale of premises and equipment	—	(164)
Total adjustments	—	(31)
Tax effect	—	59
Total adjustments, net of tax	—	28

Net income (GAAP)	7,790	5,567

Net income (non-GAAP)	$7,790	$5,595

Per Share Data
Average shares outstanding - basic	18,125,637	17,966,994
Average shares outstanding - diluted	18,880,476	18,616,452

Basic EPS
EPS (GAAP)	$0.43	$0.31
Non-GAAP adjustment	—	—
EPS (non-GAAP)	$0.43	$0.31

Diluted EPS
EPS (GAAP)	$0.41	$0.30
Non-GAAP adjustment	—	—
EPS (non-GAAP)	$0.41	$0.30

Average Balances
Average assets	$3,321,811	$3,197,885
Average equity	412,868	401,422

ROA
ROA (GAAP)	0.94%	0.70%
Non-GAAP adjustment	—%	—%
ROA (non-GAAP)	0.94%	0.70%

ROE
ROE (GAAP)	7.55%	5.55%
Non-GAAP adjustment	—%	0.03%
ROE (non-GAAP)	7.55%	5.58%
________________________________________________________________________

(1)	State tax adjustment is a result of various revaluations of state deferred tax assets.

Set forth below is a reconciliation to GAAP of the allowance for loan losses to total loans and the allowance for loan losses as adjusted to exclude acquired loans:

	As of
(Dollars in thousands)	September 30,	June 30,	September 30,
	2018	2018	2017
Total gross loans receivable (GAAP)	$2,587,816	$2,526,616	$2,396,040
Less: acquired loans	253,695	271,801	338,933
Adjusted gross loans (non-GAAP)	$2,334,121	$2,254,815	$2,057,107

Allowance for loan losses (GAAP)	$20,932	$21,060	$21,997
Less: allowance for loan losses on acquired loans	295	483	1,197
Adjusted allowance for loan losses (non-GAAP)	$20,637	$20,577	$20,800
Adjusted allowance for loan losses / Adjusted gross loans (non-GAAP)	0.88%	0.91%	1.01%

Comparison of Financial Condition at September 30, 2018 and June 30, 2018
General.  Total assets increased $49.8 million, or 1.5% to $3.4 billion at September 30, 2018 from $3.3 billion at June 30, 2018. Total liabilities remained level at $2.9 billion at both September 30, 2018 and June 30, 2018. Deposit growth of $6.8 million, or 0.3%; a $40.0 million, or 6.3% increase in borrowings; and the cumulative decrease of $26.8 million, or 9.2% in cash and cash equivalents, certificates of deposit in other banks and investment securities were used to partially fund the $61.3 million, or 2.4% increase in total loans receivable, net of deferred loan fees and the $9.2 million, or 4.0% increase in commercial paper during the first three months of fiscal 2019.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents decreased $11.9 million, or 16.9%, to $58.8 million at September 30, 2018 from $70.7 million at June 30, 2018 mainly due to reduced funds held at the FRB as we deployed excess cash to fund higher interest earning assets. The commercial paper balance increased $9.2 million, or 4.0% to $238.2 million at September 30, 2018 from $229.0 million at June 30, 2018.
Investments.  Securities available for sale decreased $6.3 million, or 4.1%, to $148.7 million at September 30, 2018 from $155.0 million at June 30, 2018. During the three months ended September 30, 2018, $1.2 million of securities matured and $4.4 million of principal payments were received. At September 30, 2018, certificates of deposit in other financial institutions decreased $8.6 million, or 12.8% to $58.4 million compared to $66.9 million at June 30, 2018. The decrease in certificates of deposit in other financial institutions was due to $11.8 million in maturities partially offset by $3.2 million in purchases. All certificates of deposit in other financial institutions are fully insured by the FDIC. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We did not believe that there were any other-than-temporary impairments at September 30, 2018; therefore, no impairment losses were recorded during the first three months of fiscal 2019. Other investments at cost at September 30, 2018 included SBIC Investments, FRB stock, and FHLB stock totaling $5.1 million, $7.3 million and $31.6 million, respectively. In total, other investments increased $2.1 million, or 4.9% from June 30, 2018 as a result of required purchases of FHLB stock due to an increase in our FHLB borrowings.
Loans held for sale. Loans held for sale increased $4.9 million, or 83.4% at September 30, 2018 to $10.8 million from $5.9 million at June 30, 2018. The increase was driven by SBA loans originated and transferred from loans held for investment during the quarter.
Loans.  Net loans receivable increased $61.4 million, or 2.5%, at September 30, 2018 to $2.6 billion from June 30, 2018 primarily due to $76.8 million, or 13.0% annualized rate of organic loan growth partially offset by decreases in the outstanding balances of home equity lines of credit purchased and one-to-four family loans. The $44.9 million, or 30.2% increase in commercial and industrial loans was driven by our new equipment finance line of business.

Retail consumer and commercial loans consist of the following at the dates indicated:

	As of				Percent of total
	September 30,	June 30,	Change		September 30,	June 30,
(Dollars in thousands)	2018	2018	$	%	2018	2018
Retail consumer loans:
One-to-four family	$656,011	$664,289	$(8,278)	(1.2)%	25.3%	26.3%
HELOCs - originated	135,512	137,564	(2,052)	(1.5)	5.2	5.4
HELOCs - purchased	150,733	166,276	(15,543)	(9.3)	5.8	6.6
Construction and land/lots	75,433	65,601	9,832	15.0	2.9	2.6
Indirect auto finance	173,305	173,095	210	0.1	6.7	6.9
Consumer	13,139	12,379	760	6.1	0.5	0.5
Total retail consumer loans	1,204,133	1,219,204	(15,071)	(1.2)	46.5	48.3
Commercial loans:
Commercial real estate	879,184	857,315	21,869	2.6	34.0	33.9
Construction and development	198,809	192,102	6,707	3.5	7.7	7.6
Commercial and industrial	193,739	148,823	44,916	30.2	7.5	5.9
Municipal leases	111,951	109,172	2,779	2.5	4.3	4.3
Total commercial loans	1,383,683	1,307,412	76,271	5.8	53.5	51.7
Total loans	$2,587,816	$2,526,616	$61,200	2.4%	100.0%	100.0%
Our expansion into larger metro markets as well as in-market acquisitions combined with improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory in certain markets have led to us significantly increasing originations of construction loans for properties located in our market areas. We have hired experienced commercial real estate relationship managers, credit officers, and developed a construction risk management group to better manage construction risk, as part of our efforts to grow the construction portfolio. We will continue to take a disciplined approach in our construction and land development lending by concentrating our efforts on smaller one-to-four residential loans to builders known to us and developers of commercial real estate and multifamily properties with proven success in this type of construction. At September 30, 2018, construction and land/lots totaled $75.4 million including $63.1 million of one-to-four family construction loans that will roll over to permanent loans upon completion of the construction period. Undisbursed construction and land/lots loan commitments at September 30, 2018 totaled $57.2 million. Total construction and development loans at September 30, 2018, were $198.8 million, excluding unfunded loan commitments of $147.6 million, of which $77.5 million was for non-residential commercial real estate construction, $65.3 million was for land development, $50.0 million was for speculative construction of single family properties, and $6.0 million was for multi-family construction. Undisbursed construction and development loan commitments at September 30, 2018 included $103.9 million of commercial real estate projects, multi-family residential projects of $21.2 million and $22.5 million for the speculative construction of one- to four-family residential properties.
Asset Quality. Our overall asset quality metrics continue to demonstrate our commitment to growing and maintaining a loan portfolio with a moderate risk profile. Nonperforming assets decreased $1.2 million or 8.2% to $13.4 million, or 0.40% of total assets, at September 30, 2018 from $14.6 million, or 0.44% of total assets at June 30, 2018. Nonperforming assets included $10.1 million in nonaccruing loans and $3.3 million in REO at September 30, 2018, compared to $10.9 million and $3.7 million, in nonaccruing loans and REO respectively, at June 30, 2018. Included in nonperforming loans are $4.0 million of TDR loans of which $2.3 million were current with respect to their modified payment terms. The decrease in nonaccruing loans was primarily due to loans returning to performing status as payment history and the borrower's financial status improved. At September 30, 2018, $5.5 million, or 54.4%, of nonaccruing loans were current on their loan payments. PCI loans aggregating $2.9 million obtained through prior acquisitions were excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. Nonperforming loans to total loans was 0.39% at September 30, 2018 compared to 0.43% at June 30, 2018.
The ratio of classified assets to total assets decreased to 0.93% at September 30, 2018 from 1.00% at June 30, 2018. Classified assets decreased 6.1% to $31.0 million at September 30, 2018 compared to $33.1 million at June 30, 2018 primarily due to payoffs of multiple smaller balance commercial and residential loans totaling $1.8 million, the decrease in REO of $398,000, and other smaller payoffs and upgrades in loans. Delinquent loans (loans delinquent 30 days or more) decreased to $9.1 million at September 30, 2018, from $9.8 million at June 30, 2018 primarily due to one commercial real estate loan relationship totaling $577,000 paying current and other smaller loans paying off.
As of September 30, 2018, we had identified $29.5 million of impaired loans compared to $31.4 million at June 30, 2018. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. As of September 30, 2018, there were $12.7 million loans individually evaluated for impairment and $16.8 million were collectively evaluated. For more information on these impaired loans, see Note 5 of the Notes to Consolidated Financial Statements under Item 1 of this report.

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
The allowance for loan losses was $20.9 million, or 0.81% of total loans, at September 30, 2018 compared to $21.1 million, or 0.83% of total loans, at June 30, 2018. The allowance for loan losses to gross loans excluding acquired loans was 0.88% at September 30, 2018, compared to 0.91% at June 30, 2018. Loans acquired from acquisitions are recorded at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these acquired loans unless the credit quality deteriorates further subsequent to the acquisition. The allowance for our acquired loans at September 30, 2018 was $295,000 compared to $483,000 at June 30, 2018.
There was no provision for loan loss during the three months ended September 30, 2018 and 2017 as the allowance for loan losses required by our loan growth was offset by continued improvements in our asset quality. Net loan charge-offs totaled $128,000 for the three months ended September 30, 2018 compared to net loan recoveries of $846,000 for the same period during the prior fiscal year. Net charge-offs as a percentage of average loans increased to 0.02% for the three months ended September 30, 2018 from net recoveries of (0.14)% for the same period last fiscal year.
The allowance as a percentage of nonaccruing loans increased to 207.06% at September 30, 2018 from 192.96% at June 30, 2018.
We believe that the allowance for loan losses as of September 30, 2018 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Real estate owned. REO decreased $398,000, to $3.3 million at September 30, 2018 primarily due to $293,000 in REO sales during the three months ended September 30, 2018. The total balance of REO at September 30, 2018 included $1.5 million in commercial real estate, $987,000 in land, and $753,000 in single-family homes.
Deferred income taxes. Deferred income taxes decreased $1.6 million, or 5.0%, to $30.9 million at September 30, 2018 from $32.6 million at June 30, 2018. The decrease was primarily driven by the realization of net operating losses through increases in taxable income.
Goodwill. Goodwill remained unchanged at $25.6 million at both September 30, 2018 and June 30, 2018.
Deposits.  Deposits increased $6.8 million during the quarter and were $2.2 billion at both September 30, 2018 and June 30, 2018. Increases in money market accounts and certificates of deposit were mostly offset by decreases in other types of deposit accounts.
The following table sets forth our deposits by type of deposit account as of the dates indicated:

	As of				Percent of total
	September 30,	June 30,	Change		September 30,	June 30,
(Dollars in thousands)	2018	2018	$	%	2018	2018
Core deposits:
Noninterest-bearing accounts	$313,109	$317,822	$(4,713)	(1.5)%	14.2%	14.5%
NOW accounts	462,695	471,364	(8,669)	(1.8)%	21.0%	21.5%
Money market accounts	687,148	677,665	9,483	1.4%	31.2%	30.9%
Savings accounts	203,372	213,250	(9,878)	(4.6)%	9.2%	9.7%
Core deposits	1,666,324	1,680,101	(13,777)	(0.8)%	75.6%	76.5%
Certificates of deposit	536,720	516,152	20,568	4.0%	24.4%	23.5%
Total	$2,203,044	$2,196,253	$6,791	0.3%	100.0%	100.0%
Borrowings.  Borrowings increased to $675.0 million at September 30, 2018 from $635.0 million at June 30, 2018. A total of $450.0 million of these FHLB advances have maturities of less than 90 days and $225.0 million consist of convertible FHLB advances with maturities greater than one year; together with a weighted average interest rate of 2.06% at September 30, 2018.
Equity.  Stockholders' equity at September 30, 2018 increased $4.9 million to $414.2 million from $409.2 million at June 30, 2018. The increase was due to $7.8 million in net income and $768,000 in stock-based compensation, partially offset by 128,300 shares of common stock repurchased at an average cost of $29.03, or approximately $3.7 million in total and a $291,000 decrease in other comprehensive income representing unrealized losses on investment securities, net of tax.

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

	For the Three Months Ended September 30,
	2018			2017
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable(1)	$2,557,970	$29,010	4.54%	$2,361,522	$25,798	4.37%
Deposits in other banks	92,514	415	1.80%	159,152	536	1.35%
Investment securities	154,249	856	2.22%	189,920	972	2.05%
Other interest-earning assets(3)	271,223	2,280	3.36%	208,422	1,138	2.18%
Total interest-earning assets	3,075,956	32,561	4.23%	2,919,016	28,444	3.90%
Other assets	245,855			278,869
Total assets	3,321,811			3,197,885
Liabilities and equity:
Interest-bearing deposits:
Interest-bearing checking accounts	459,895	270	0.23%	462,928	216	0.19%
Money market accounts	677,329	957	0.57%	605,261	477	0.31%
Savings accounts	208,289	68	0.13%	232,940	78	0.13%
Certificate accounts	530,507	1,455	1.10%	449,839	575	0.51%
Total interest-bearing deposits	1,876,020	2,750	0.59%	1,750,968	1,346	0.31%
Borrowings	645,859	3,258	2.02%	668,091	1,969	1.18%
Total interest-bearing liabilities	2,521,879	6,008	0.95%	2,419,059	3,315	0.55%
Noninterest-bearing deposits	323,781			310,596
Other liabilities	63,282			66,808
Total liabilities	2,908,943			2,796,463
Stockholders' equity	412,868			401,422
Total liabilities and stockholders' equity	$3,321,811			$3,197,885

Net earning assets	$554,077			$499,957
Average interest-earning assets to
average interest-bearing liabilities	121.97%			120.67%
Tax-equivalent:
Net interest income		$26,553			$25,129
Interest rate spread			3.28%			3.35%
Net interest margin(4)			3.45%			3.44%
Non-tax-equivalent:
Net interest income		$26,272			$24,581
Interest rate spread			3.25%			3.27%
Net interest margin(4)			3.42%			3.37%
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $281 and $548 for the three months ended September 30, 2018 and 2017, respectively, calculated based on a combined federal and state income tax rate of 24% and 37%, respectively.
(3) The average other interest-earning assets consists of FRB stock, FHLB stock, SBIC investments, and commercial paper.
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

	Three Months Ended September 30, 2018
	Compared to
	Three Months Ended September 30, 2017
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$2,145	$1,067	$3,212
Deposits in other financial institutions	(225)	104	(121)
Investment securities	(183)	67	(116)
Other interest-earning assets	344	798	1,142
Total interest-earning assets	$2,081	$2,036	$4,117
Interest-bearing liabilities:
Interest-bearing checking accounts	$(1)	$55	$54
Money market accounts	56	424	480
Savings accounts	(8)	(2)	(10)
Certificate accounts	103	777	880
Borrowings	(65)	1,354	1,289
Total interest-bearing liabilities	85	2,608	2,693
Net increase (decrease) in tax equivalent interest income	$1,996	$(572)	$1,424

_____________
(1) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $281 and $548 for the three months ended September 30, 2018 and 2017, respectively, calculated based on a combined federal and state income tax rate of 24% and 37%.
Comparison of Results of Operation for the Three Months Ended September 30, 2018 and 2017
General.  During the three months ended September 30, 2018, we had net income of $7.8 million, a $2.2 million, or 39.9% increase over net income of $5.6 million for the three months ended September 30, 2017. The Company's diluted earnings per share increased $0.11, or 36.7% to $0.41 for the three months ended September 30, 2018 compared to $0.30 for the same period in fiscal 2017.
Net Interest Income. Net interest income increased $1.6 million, or 6.4% to $26.3 million for the quarter ended September 30, 2018 compared to $24.7 million for the corresponding period in 2017. The increase in net interest income for the quarter ended September 30, 2018 was primarily due to a $4.3 million increase in interest and dividend income driven by an increase in average interest-earning assets, which was partially offset by a $2.7 million increase in interest expense.
Average interest-earning assets increased $156.9 million, or 5.4% to $3.1 billion for the quarter ended September 30, 2018 compared to $2.9 billion for the corresponding quarter in fiscal 2018. For the quarter ended September 30, 2018, the average balance of total loans receivable increased $196.4 million, or 8.3% primarily due to organic loan growth. The average balance of other interest-earning assets increased $62.8 million, or 30.1% primarily due to increases in commercial paper investments. These increases were mainly funded by the cumulative decrease of $102.3 million, or 29.3% in average interest-earning deposits in other banks and investment securities, and an increase in average interest-bearing liabilities of $102.8 million, or 4.3% as compared to the same quarter last year. Net interest margin (on a fully taxable-equivalent basis) for the three months ended September 30, 2018 increased slightly to 3.45% from 3.44% for the same period a year ago.

Total interest and dividend income increased $4.3 million, or 15.2% for the three months ended September 30, 2018 as compared to the same period last year, which was primarily driven by a $3.5 million, or 13.8% increase in loan interest income and a $688,000, or 58.9% increase in interest income from certificates of deposit and other interest-bearing deposits including commercial paper. The additional loan interest income was driven by the increase in the average balance of loans receivable and loan yields compared to the prior year quarter. Average loan yields increased 17 basis points to 4.54% for the quarter ended September 30, 2018 from 4.37% in the corresponding quarter from last year primarily due to the impact of the recent increases in the targeted federal funds rate. Partially offsetting the increase in loan interest income was a $404,000, or 52.1% decrease in the accretion of purchase discounts on acquired loans as a result of reduced prepayments as compared to the same quarter last year. Accretable income on acquired loans stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on the PCI loan pools and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter. For the quarters ended September 30, 2018 and 2017, the average loan yield included six and 13 basis points, respectively, from the accretion of purchase discounts on acquired loans.
Total interest expense increased $2.7 million, or 81.2% for the quarter ended September 30, 2018 compared to the same period last year. The increase was driven by a $1.4 million, or 104.3% increase in deposit interest expense and a $1.3 million, or 65.5% increase in interest expense on borrowings. The additional deposit interest expense was a result of our focus on increasing deposits as the average balance of deposits increased $125.1 million along with a 28 basis point increase in the average cost of deposits for the quarter ended September 30, 2018 compared to the same quarter last year. The decrease in average borrowings was more than offset by the 84 basis point increase in the average cost of borrowings during the three months ended September 30, 2018 as compared to the same period last year, which drove the increase in interest expense. The overall average cost of funds increased 40 basis points to 0.95% for the current quarter as compared to the same quarter last year due primarily to the impact of higher interest rates on our borrowings.
Provision for Loan Losses. During the three months ended September 30, 2018 and 2017, there was no provision for loan losses as the provision required by our loan growth was offset by the decline in nonaccruing and classified loans. Net loan charge-offs totaled $128,000 for the three months ended September 30, 2018 compared to net loans recoveries of $846,000 for the same period last year. Net charge-offs as a percentage of average loans increased to 0.02% for the three months ended September 30, 2018 from net recoveries of (0.14%) for the same period last fiscal year.
See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $1.4 million, or 31.7% to $5.6 million for the three months ended September 30, 2018 from $4.3 million for the same period in the previous year. The leading factors of the increase included a $966,000 increase in gain on sale of loans held for sale driven by an $883,000 increase in gains from the originations and sales of the guaranteed portion of SBA commercial loans, a $557,000, or 30.2% increase in service charges on deposit accounts as a result of an increase in deposit accounts and related fees; and an $88,000, or 14.9% increase in other noninterest income. Partially offsetting these increases was a $164,000 decline in gains from the sale of premises and equipment as there were no sales occurring during the current quarter and a $70,000 decline in loan income and for the three months ended September 30, 2018 compared to the same period last year as there were no sales occurring during the current quarter.
Noninterest Expense.  Noninterest expense for the three months ended September 30, 2018 increased $997,000, or 4.8% to $21.9 million compared to $20.9 million for the three months ended September 30, 2017. The increase was primarily due to a $333,000, or 2.7% increase in salaries and employee benefits; a $304,000, or 19.7% increase in computer services; a $319,000, or 14.0% increase in other expenses, and a $259,000 increase in REO related expenses for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017. Partially offsetting these increases was the cumulative decrease of $192,000 or 5.5% in net occupancy expense; marketing and advertising; and core deposit amortization for the three months ended September 30, 2018 compared to the same period last year. Deposit insurance premiums decreased $110,000, or 26.6% due to reduced premiums as a result of higher levels of capital and lower nonperforming loans. For the three months ended September 30, 2018, there was a $179,000 loss on REO sales compared to a $146,000 gain in the corresponding quarter last year offsetting the $66,000 decrease in REO expenses as a result of fewer REO properties held.
Income Taxes. The Company's income tax expense for the three months ended September 30, 2018, declined to $2.2 million compared to $2.5 million for the three months ended September 30, 2017 despite the increase in pretax income. The Company’s federal income tax provision for the three months ended September 30, 2018 benefited from the impact of the Tax Act enacted in December 2017, that lowered the federal corporate income tax rate from 34% to 21%. The Company's effective tax rate for the quarters ended September 30, 2018 and 2017 was 22.1% and 31.1%, respectively.
Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2018, the Bank had an available borrowing capacity of $41.3 million with the FHLB of Atlanta, a $138.8 million line of credit with the FRB and three lines of credit with three unaffiliated banks totaling $70.0 million. At September 30, 2018, we had $675.0 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At September 30, 2018 brokered deposits totaled $117.0 million, or 5.3% of total deposits compared to $108.9 million, or 4.9% of total deposits at June 30, 2018.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities and commercial paper. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. The Company's primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2018, the Company (on an unconsolidated basis) had liquid assets of $20.4 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2018, the total approved loan commitments and unused lines of credit outstanding amounted to $283.8 million and $470.6 million, respectively, as compared to $259.7 million and $491.6 million, respectively, as of June 30, 2018. Certificates of deposit scheduled to mature in one year or less at September 30, 2018, totaled $279.9 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During the first three months of fiscal 2019, cash and cash equivalents decreased $12.0 million, or 16.9%, from $70.7 million as of June 30, 2018 to $58.8 million as of September 30, 2018. Cash provided by operating and financing activities was $7.9 million and $43.5 million, respectively; while cash used in investing activities was $63.3 million. Primary sources of cash for the three months ended September 30, 2018 included $8.6 million in maturing certificates of deposit in other financial institutions, net of purchases, $4.4 million in principal repayments from mortgage-backed securities, a $6.8 million increase in deposits, and a $40.0 million net increase in borrowings. Primary uses of cash during the period included a net increase in commercial paper of $7.7 million, an increase in loans of $66.9 million, and a $3.7 million in common stock repurchases. All sources and uses of cash reflect our cash management strategy to increase our number of higher yielding investments and loans by increasing lower costing borrowings and reducing our holdings of lower yielding investments.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the three months ended September 30, 2018, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at September 30, 2018, is as follows (in thousands):

Undisbursed portion of construction loans	$198,134
Commitments to make loans	85,630
Unused lines of credit	470,586
Unused letters of credit	8,459
Total loan commitments	$762,809
Capital Resources
At September 30, 2018, stockholder's equity totaled $414.2 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.
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
At September 30, 2018, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at September 30, 2018 under applicable regulatory requirements.

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.

As of September 30, 2018
Common Equity Tier I Capital to Risk-Weighted Assets	$379,035	12.86%	$132,674	4.50%	$191,640	6.50%
Tier I Capital (to Total Adjusted Assets)	$379,035	11.54%	$131,390	4.00%	$164,238	5.00%
Tier I Capital (to Risk-weighted Assets)	$379,035	12.86%	$176,899	6.00%	$235,865	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$400,422	13.58%	$235,865	8.00%	$294,831	10.00%

As of June 30, 2018
Common Equity Tier I Capital to Risk-Weighted Assets	$372,188	12.97%	$129,109	4.50%	$186,491	6.50%
Tier I Capital (to Total Adjusted Assets)	$372,188	11.45%	$130,032	4.00%	$162,539	5.00%
Tier I Capital (to Risk-weighted Assets)	$372,188	12.97%	$172,145	6.00%	$229,527	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$393,703	13.72%	$229,527	8.00%	$286,909	10.00%

HomeTrust Bank:

As of September 30, 2018
Common Equity Tier I Capital to Risk-Weighted Assets	$345,087	11.72%	$132,475	4.50%	$191,353	6.50%
Tier I Capital (to Total Adjusted Assets)	$345,087	10.52%	$131,195	4.00%	$163,994	5.00%
Tier I Capital (to Risk-weighted Assets)	$345,087	11.72%	$176,633	6.00%	$235,511	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$366,409	12.45%	$235,511	8.00%	$294,389	10.00%

As of June 30, 2018
Common Equity Tier I Capital to Risk-Weighted Assets	$335,152	11.70%	$128,889	4.50%	$186,173	6.50%
Tier I Capital (to Total Adjusted Assets)	$335,152	10.33%	$129,769	4.00%	$162,211	5.00%
Tier I Capital (to Risk-weighted Assets)	$335,152	11.70%	$171,852	6.00%	$229,136	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$356,603	12.45%	$229,136	8.00%	$286,421	10.00%
In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total risk-based capital ratios, HomeTrust Bancshares, Inc. and the Bank now have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement has phased in starting in January 2016 at an amount more than 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount more than 2.5% of risk-weighted assets in January 2019. At September 30, 2018, the Bank’s CET1 capital exceeded the required capital conservation buffer of an amount more than 1.875%.
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

Item 3.      Quantitative and Qualitative Disclosure About Market Risk
There has not been any material change in the market risk disclosures contained in our 2018 Form 10-K.
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2018, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2018, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings
The "Litigation" section of Note 10 to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2018:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
July 1 - July 31, 2018	6,600	$28.77	6,600	443,155
August 1 - August 31, 2018	21,200	29.10	21,200	415,355
September 1 - September 30, 2018	100,500	29.02	100,500	314,855
Total	128,300	$29.03	128,300	314,855
On December 15, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to 922,855 shares of the Company's common stock, representing 5% of the Company's outstanding shares at the time of the announcement. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of September 30, 2018, 608,000 of the shares approved on December 15, 2015 had been purchased at an average price of $20.33.

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
4.3
Amendment No. 2, dated as of August 21, 2018, to Tax Benefits Preservation Plan, dated as ofSeptember 25, 2012, between HomeTrust Bancshares, Inc. and Computershare Trust Company,N.A., as successor rights agent to Registrar and Transfer Company

(o)
10.1	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	10.1
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(q)
10.3	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares,Inc. and C. Hunter Westbrook	(q)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(s)
10.4	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares,Inc. and Tony J. VunCannon	(q)
10.5	Employment Agreement between HomeTrust Bancshares, Inc. and Howard L. Sellinger	(q)
10.6	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(b)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(b)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(b)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(b)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(b)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(b)
10.7E	SERP Joinder Agreement for Stan Allen	(b)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(b)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(b)
10.7H	SERP Joinder Agreement for William T. Flynt	(b)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(f)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(b)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(b)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(b)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(b)

10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(b)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(b)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(b)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(b)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(b)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(b)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(b)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(g)
10.13	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(h)
10.14	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(h)
10.15	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(h)
10.16	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(h)
10.17	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(h)
10.18	Fully Restated Employment Agreement between HomeTrust Bank and Anderson L. Smith	(i)
10.19	Amended and Restated Jefferson Federal Bank Supplemental Executive Retirement Plan	(l)
10.20	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(k)
10.21	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(k)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(k)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(k)
10.24	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(k)
10.25	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(k)
10.26	Offer Letter between HomeTrust Bank and Keith J. Houghton	(m)
10.27	Form of Relocation Repayment Agreement between HomeTrust Bank and Keith J. Houghton	(m)
10.28	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(q)
10.3	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(r)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101

(a)	Reserved

(b)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(c)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(d)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).

(e)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).

(f)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(g)	Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(h)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(i)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).

(j)	Filed as an exhibit to Jefferson Bancshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(k)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(l)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on August 31, 2015 (File No. 001-35593)

(m)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).

(n)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2016 (File No. 001-35593)

(o)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on August 21, 2018 (File No. 001-35593).

(p)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on May 1, 2018 (File No. 001-35593)

(q)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 11, 2018 (File No. 001-35593).

(r)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (File No. 001-35593).

(s)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2018 (File No. 001-35593.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: November 9, 2018	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: November 9, 2018	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)