Form 10-Q
period 2018-12-31
HomeTrust Bancshares, Inc.
filed 2019-02-08
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]
There were 18,394,436 shares of common stock, par value of $.01 per share, issued and outstanding as of February 7, 2018.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	December 31, 2018	June 30, 2018 (1)
Assets
Cash	$44,425	$45,222
Interest-bearing deposits	26,881	25,524
Cash and cash equivalents	71,306	70,746
Commercial paper	239,286	229,070
Certificates of deposit in other banks	51,936	66,937
Debt securities available for sale, at fair value	149,752	154,993
Other investments, at cost	44,858	41,931
Loans held for sale	13,095	5,873
Total loans, net of deferred loan fees	2,632,231	2,525,852
Allowance for loan losses	(21,419)	(21,060)
Net loans	2,610,812	2,504,792
Premises and equipment, net	66,610	62,537
Accrued interest receivable	10,372	9,344
Real estate owned ("REO")	2,955	3,684
Deferred income taxes	28,533	32,565
Bank owned life insurance ("BOLI")	89,156	88,028
Goodwill	25,638	25,638
Core deposit intangibles	3,436	4,528
Other assets	5,354	3,503
Total Assets	$3,413,099	$3,304,169
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,258,069	$2,196,253
Borrowings	688,000	635,000
Capital lease obligations	1,897	1,914
Other liabilities	54,163	61,760
Total liabilities	3,002,129	2,894,927
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 18,520,825 shares issued and outstanding at December 31, 2018; 19,041,668 at June 30, 2018	185	191
Additional paid in capital	203,660	217,480
Retained earnings	215,289	200,575
Unearned Employee Stock Ownership Plan ("ESOP") shares	(7,142)	(7,406)
Accumulated other comprehensive loss	(1,022)	(1,598)
Total stockholders' equity	410,970	409,242
Total Liabilities and Stockholders' Equity	$3,413,099	$3,304,169
(1)    Derived from audited financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income (Loss)
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Interest and Dividend Income
Loans	$30,544	$26,140	$59,272	$51,390
Securities available for sale	876	904	1,732	1,875
Commercial paper and interest-bearing deposits in other banks	1,966	1,303	3,823	2,472
Other investments	1,014	631	1,853	1,257
Total interest and dividend income	34,400	28,978	66,680	56,994
Interest Expense
Deposits	3,607	1,541	6,357	2,887
Borrowings	3,692	2,077	6,950	4,046
Total interest expense	7,299	3,618	13,307	6,933
Net Interest Income	27,101	25,360	53,373	50,061
Provision for Loan Losses	—	—	—	—
Net Interest Income after Provision for Loan Losses	27,101	25,360	53,373	50,061
Noninterest Income
Service charges and fees on deposit accounts	2,577	1,987	4,978	3,831
Loan income and fees	295	197	623	580
Gain on sale of loans held for sale	944	1,164	2,614	1,883
BOLI income	520	518	1,056	1,080
Gain from sale of premises and equipment	—	—	—	164
Other, net	749	593	1,427	1,183
Total noninterest income	5,085	4,459	10,698	8,721
Noninterest Expense
Salaries and employee benefits	12,857	11,973	25,542	24,325
Net occupancy expense	2,551	2,473	4,898	4,822
Marketing and advertising	402	319	819	772
Telephone, postage, and supplies	743	748	1,512	1,433
Deposit insurance premiums	335	419	639	833
Computer services	1,895	1,595	3,744	3,140
Loss (gain) on sale and impairment of REO	75	104	254	(42)
REO expense	173	205	348	446
Core deposit intangible amortization	526	681	1,092	1,400
Other	2,301	2,460	4,893	4,734
Total noninterest expense	21,858	20,977	43,741	41,863
Income Before Income Taxes	10,328	8,842	20,330	16,919
Income Tax Expense	2,287	19,508	4,499	22,018
Net Income (Loss)	$8,041	$(10,666)	$15,831	$(5,099)
Per Share Data:
Net income (loss) per common share:
Basic	$0.45	$(0.59)	$0.88	$(0.28)
Diluted	$0.43	$(0.59)	$0.84	$(0.28)
Cash dividends declared per common share	$0.06	$—	$0.06	$—
Average shares outstanding:
Basic	17,797,553	17,975,883	17,961,465	17,971,439
Diluted	18,497,334	17,975,883	18,689,584	17,971,439
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net Income (Loss)	$8,041	$(10,666)	$15,831	$(5,099)
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	1,126	(1,009)	748	(859)
Deferred income tax benefit (expense)	(259)	303	(172)	258
Total other comprehensive income (loss)	$867	$(706)	$576	$(601)
Comprehensive Income (Loss)	$8,908	$(11,372)	$16,407	$(5,700)
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2017	18,967,875	$190	$213,459	$191,660	$(7,935)	$273	$397,647
Net loss	—	—	—	(5,099)	—	—	(5,099)
Cumulative-effect adjustment on the change in accounting for share-based payments	—	—	—	680	—	—	680
Forfeited restricted stock	(6,600)	—	—	—	—	—	—
Granted restricted stock	2,000	—	—	—	—	—	—
Exercised stock options	3,900	—	57	—	—	—	57
Stock option expense	—	—	1,209	—	—	—	1,209
Restricted stock expense	—	—	805	—	—	—	805
ESOP shares allocated	—	—	398	—	265	—	663
Other comprehensive loss	—	—	—	—	—	(601)	(601)
Balance at December 31, 2017	18,967,175	$190	$215,928	$187,241	$(7,670)	$(328)	$395,361

Balance at June 30, 2018	19,041,668	$191	$217,480	$200,575	$(7,406)	$(1,598)	$409,242
Net income	—	—	—	15,831	—	—	15,831
Cash dividends declared on common stock	—	—	—	(1,117)	—	—	(1,117)
Stock repurchased	(559,755)	(6)	(15,640)	—	—	—	(15,646)
Forfeited restricted stock	(2,700)	—	—	—	—	—	—
Retired stock	(588)	—	(17)	—	—	—	(17)
Exercised stock options	42,200	—	608	—	—	—	608
Stock option expense	—	—	359	—	—	—	359
Restricted stock expense	—	—	397	—	—	—	397
ESOP shares allocated	—	—	473	—	264	—	737
Other comprehensive income	—	—	—	—	—	576	576
Balance at December 31, 2018	18,520,825	$185	$203,660	$215,289	$(7,142)	$(1,022)	$410,970
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Six Months Ended December 31,
	2018	2017
Operating Activities:
Net income (loss)	$15,831	$(5,099)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,144	1,950
Deferred income tax expense	3,860	21,780
Net amortization and accretion	(3,611)	(2,567)
Gain from sale of premises and equipment	—	(164)
Loss (gain) on sale and impairment of REO	254	(42)
Gain on sale of loans held for sale	(2,614)	(1,883)
Origination of loans held for sale	(79,420)	(68,114)
Proceeds from sales of loans held for sale	78,998	66,999
Increase (decrease) in deferred loan fees, net	(265)	297
Increase in accrued interest receivable and other assets	(2,816)	(2,818)
Amortization of core deposit intangibles	1,092	1,400
BOLI income	(1,056)	(1,080)
ESOP compensation expense	737	663
Restricted stock and stock option expense	756	2,014
Decrease in other liabilities	(7,597)	(1,904)
Net cash provided by operating activities	6,293	11,432
Investing Activities:
Purchase of securities available for sale	(15,750)	—
Proceeds from maturities of securities available for sale	11,565	19,680
Net purchases of commercial paper	(7,204)	(48,440)
Purchase of certificates of deposit in other banks	(6,709)	(12,619)
Maturities of certificates of deposit in other banks	21,710	44,544
Principal repayments of mortgage-backed securities	9,668	10,941
Net redemptions (purchases) of other investments	(2,927)	478
Net increase in loans	(108,995)	(64,275)
Purchase of BOLI	(79)	(69)
Proceeds from redemption of BOLI	7	146
Purchase of premises and equipment	(692)	(1,496)
Purchase of operating lease equipment	(5,525)	—
Capital improvements to REO	—	(18)
Proceeds from sale of premises and equipment	—	923
Proceeds from sale of REO	571	2,151
Net cash used in investing activities	(104,360)	(48,054)
Financing Activities:
Net increase in deposits	61,816	59,757
Net increase (decrease) in other borrowings	53,000	(11,500)
Common stock repurchased	(15,646)	—
Cash dividend declared	(1,117)	—
Retired stock	(17)	—
Exercised stock options	608	57
Decrease in capital lease obligations	(17)	(12)
Net cash provided by financing activities	98,627	48,302
Net Increase in Cash and Cash Equivalents	560	11,680
Cash and Cash Equivalents at Beginning of Period	70,746	86,985
Cash and Cash Equivalents at End of Period	$71,306	$98,665

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
Supplemental Disclosures:	Six Months Ended December 31,
	2018	2017
Cash paid during the period for:
Interest	$12,534	$6,788
Income taxes	277	266
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	576	(601)
Transfers of loans to REO	96	591
Transfers of loans held for sale from loans held for investment	5,794	—
Cumulative-effect adjustment on the change in accounting for share-based payments	—	680
Transfers of loans to held for sale to loans held for investment	1,608	1,533
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2018 ("2018 Form 10-K") filed with the SEC on September 13, 2018. The results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2019.
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
In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses." This update clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The effective date and transition requirements for this ASU are the same as ASU 2016-13. The adoption of ASU No. 2018-19 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In December 2018, the FASB issued ASU 2018-20, "Leases (Topic 842): Narrow-Scope Improvements for Lessors." The amendments in this update permit lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those lessors will account for those costs as if they are lessee costs. A lessor making this election will exclude from the consideration in the contract and from variable payments not included in the consideration in the contract all collections from lessees of taxes within the scope of the election and will provide certain disclosures. For certain lessor costs, the lessor must exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties from variable payments. In addition, the lessor must account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments. A lessor will record those reimbursed costs as revenue. The amendments in this ASU related to recognizing variable payments for contracts with lease and nonlease components require lessors to allocate (rather than recognize as currently required) certain variable payments to the lease and nonlease components when the changes in facts and circumstances on which the variable payment is based occur. After the allocation, the amount of variable payments allocated to the lease components will be recognized as income in profit or loss in accordance with Topic 842, while the amount of variable payments allocated to nonlease components will be recognized in accordance with other Topics, such as Topic 606. The effective date and transition requirements for this ASU are the same as ASU 2016-02. The adoption of ASU No. 2018-20 is not expected to have a material impact on the Company's Consolidated Financial Statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

3.	Debt Securities
Securities available for sale consist of the following at the dates indicated:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$38,064	$7	$(208)	$37,863
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	77,888	106	(1,068)	76,926
Municipal Bonds	29,014	196	(130)	29,080
Corporate Bonds	6,114	8	(239)	5,883
Total	$151,080	$317	$(1,645)	$149,752

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$48,025	$1	$(484)	$47,542
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	71,949	88	(1,438)	70,599
Municipal Bonds	30,865	127	(226)	30,766
Corporate Bonds	6,166	25	(168)	6,023
Equity Securities	63	—	—	63
Total	$157,068	$241	$(2,316)	$154,993
Debt securities available for sale by contractual maturity at the dates indicated are shown below. Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	Available-For-Sale
	December 31, 2018
	Amortized Cost	Estimated Fair Value
Due within one year	$18,233	$18,191
Due after one year through five years	41,534	41,102
Due after five years through ten years	5,352	5,480
Due after ten years	8,073	8,053
Mortgage-backed securities	77,888	76,926
Total	$151,080	$149,752
The Company had no sales of securities available for sale during the three and six months ended December 31, 2018 and 2017. There were no gross realized gains or losses for the three and six months ended December 31, 2018 and 2017.

Securities available for sale with costs totaling $126,758 and $136,914 and market values of $125,765 and $135,313 at December 31, 2018 and June 30, 2018, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2018 and June 30, 2018 were as follows:

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$7,127	$(29)	$29,804	$(179)	$36,931	$(208)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	26,536	(192)	38,370	(876)	64,906	(1,068)
Municipal Bonds	5,555	(20)	10,719	(110)	16,274	(130)
Corporate Bonds	1,364	(64)	3,514	(175)	4,878	(239)
Total	$40,582	$(305)	$82,407	$(1,340)	$122,989	$(1,645)

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$10,962	$(93)	$35,605	$(391)	$46,567	$(484)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	39,238	(827)	21,297	(611)	60,535	(1,438)
Municipal Bonds	19,795	(208)	1,446	(18)	21,241	(226)
Corporate Bonds	—	—	3,566	(168)	3,566	(168)
Total	$69,995	$(1,128)	$61,914	$(1,188)	$131,909	$(2,316)
The total number of securities with unrealized losses at December 31, 2018, and June 30, 2018 were 201 and 218, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other-than-temporary impairment losses during the six months ended December 31, 2018 or the year ended June 30, 2018.

4.	Other Investments
Other investments, at cost consist of the following at the dates indicated:

	December 31, 2018	June 30, 2018
FHLB of Atlanta(1)	$32,159	$29,907
Federal Reserve Bank of Richmond ("FRB")(1)	7,315	7,307
Small Business Investment Companies ("SBIC")(2)(3)	5,384	4,717
Total	$44,858	$41,931

(1)
As a requirement for membership, the Bank invests in the stock of both the FHLB of Atlanta and the Federal Reserve Bank of Richmond ("FRB"). No ready market exists for these securities so carrying value approximates their fair value based on the redemption provisions of the FHLB of Atlanta and the FRB, respectively.

(2)	SBIC investment funds are considered nonmarketable investment securities and are qualified investments under the Community Reinvestment Act.

(3)	Prior to the adoption of ASU 2016-01, SBIC Investments were maintained in other assets.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

5.	Loans
Loans consist of the following at the dates indicated:

	December 31, 2018	June 30, 2018
Retail consumer loans:
One-to-four family	$661,374	$664,289
HELOCs - originated	135,430	137,564
HELOCs - purchased	138,571	166,276
Construction and land/lots	74,507	65,601
Indirect auto finance	170,516	173,095
Consumer	13,520	12,379
Total retail consumer loans	1,193,918	1,219,204
Commercial loans:
Commercial real estate	904,357	857,315
Construction and development	198,738	192,102
Commercial and industrial	224,582	148,823
Municipal leases	111,135	109,172
Total commercial loans	1,438,812	1,307,412
Total loans	2,632,730	2,526,616
Deferred loan fees, net	(499)	(764)
Total loans, net of deferred loan fees	2,632,231	2,525,852
Allowance for loan losses	(21,419)	(21,060)
Loans, net	$2,610,812	$2,504,792
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.
The Company's total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2018
Retail consumer loans:
One-to-four family	$640,265	$2,425	$11,423	$249	$12	$655,084
HELOCs - originated	133,741	111	1,149	—	6	135,205
HELOCs - purchased	138,385	—	185	—	—	138,571
Construction and land/lots	74,081	16	485	—	—	74,116
Indirect auto finance	169,932	—	550	—	2	170,516
Consumer	12,773	16	801	3	9	13,520
Commercial loans:
Commercial real estate	882,901	8,513	12,476	—	—	896,381
Construction and development	194,423	888	2,649	120	—	197,367
Commercial and industrial	220,974	1,706	167	—	3	222,788
Municipal leases	110,839	296	—	—	—	111,135
Total loans	$2,578,314	$13,971	$29,885	$372	$32	$2,614,683

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2018
Retail consumer loans:
One-to-four family	$643,077	$3,576	$10,059	$746	$14	$657,472
HELOCs - originated	135,336	113	1,735	150	6	137,340
HELOCs - purchased	166,089	—	187	—	—	166,276
Construction and land/lots	64,823	23	257	54	—	65,157
Indirect auto finance	172,675	—	420	—	—	173,095
Consumer	11,723	85	558	2	11	12,379
Commercial loans:
Commercial real estate	835,485	5,804	6,787	—	—	848,076
Construction and development	187,187	621	2,067	—	—	189,875
Commercial and industrial	145,177	1,279	414	—	—	146,870
Municipal leases	108,864	308	—	—	—	109,172
Total loans	$2,470,436	$11,809	$22,484	$952	$31	$2,505,712
The Company's total purchased credit impaired ("PCI") loans by segment, class, and risk grade at the dates indicated follow:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2018
Retail consumer loans:
One-to-four family	$4,404	$259	$1,627	$—	$—	$6,290
HELOCs - originated	225	—	—	—	—	225
Construction and land/lots	155	—	236	—	—	391
Commercial loans:
Commercial real estate	4,593	1,954	1,429	—	—	7,976
Construction and development	501	—	870	—	—	1,371
Commercial and industrial	1,791	—	—	—	3	1,794
Total loans	$11,669	$2,213	$4,162	$—	$3	$18,047

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2018
Retail consumer loans:
One-to-four family	$4,620	$388	$1,809	$—	$—	$6,817
HELOCs - originated	224	—	—	—	—	224
Construction and land/lots	444	—	—	—	—	444
Commercial loans:
Commercial real estate	4,718	2,162	2,359	—	—	9,239
Construction and development	547	—	1,680	—	—	2,227
Commercial and industrial	1,894	—	59	—	—	1,953
Total loans	$12,447	$2,550	$5,907	$—	$—	$20,904

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
December 31, 2018
Retail consumer loans:
One-to-four family	$2,328	$1,747	$4,075	$657,299	$661,374
HELOCs - originated	203	333	536	134,894	135,430
HELOCs - purchased	564	—	564	138,007	138,571
Construction and land/lots	37	—	37	74,470	74,507
Indirect auto finance	392	130	522	169,994	170,516
Consumer	185	40	225	13,295	13,520
Commercial loans:
Commercial real estate	5,165	559	5,724	898,633	904,357
Construction and development	1	1,396	1,397	197,341	198,738
Commercial and industrial	8	53	61	224,521	224,582
Municipal leases	24	—	24	111,111	111,135
Total loans	$8,907	$4,258	$13,165	$2,619,565	$2,632,730

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2018
Retail consumer loans:
One-to-four family	$3,001	$1,756	$4,757	$659,532	$664,289
HELOCs - originated	98	268	366	137,198	137,564
HELOCs - purchased	—	—	—	166,276	166,276
Construction and land/lots	44	54	98	65,503	65,601
Indirect auto finance	335	127	462	172,633	173,095
Consumer	238	39	277	12,102	12,379
Commercial loans:
Commercial real estate	169	1,412	1,581	855,734	857,315
Construction and development	260	1,928	2,188	189,914	192,102
Commercial and industrial	15	69	84	148,739	148,823
Municipal leases	—	—	—	109,172	109,172
Total loans	$4,160	$5,653	$9,813	$2,516,803	$2,526,616

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	December 31, 2018		June 30, 2018
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$4,151	$—	$4,308	$—
HELOCs - originated	590	—	656	—
HELOCs - purchased	185	—	187	—
Construction and land/lots	98	—	165	—
Indirect auto finance	243	—	255	—
Consumer	515	—	321	—
Commercial loans:
Commercial real estate	2,104	—	2,863	—
Construction and development	1,696	—	2,045	—
Commercial and industrial	90	—	114	—
Municipal leases	—	—	—	—
Total loans	$9,672	$—	$10,914	$—
PCI loans totaling $2,071 at December 31, 2018 and $3,353 at June 30, 2018 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
Troubled debt restructurings ("TDRs") are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Additionally, all TDRs are considered impaired. The Company had no commitments to lend additional funds on these TDR loans at December 31, 2018.
The Company's loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follow:

	December 31, 2018	June 30, 2018
Performing TDRs included in impaired loans	$19,276	$21,251
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	Three Months Ended December 31, 2018				Three Months Ended December 31, 2017
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$295	$7,252	$13,385	$20,932	$1,197	$8,310	$12,490	$21,997
Provision for (recovery of) loan losses	(96)	(341)	437	—	(286)	162	124	—
Charge-offs	—	(177)	(78)	(255)	(345)	(378)	(349)	(1,072)
Recoveries	—	502	240	742	—	97	68	165
Balance at end of period	$199	$7,236	$13,984	$21,419	$566	$8,191	$12,333	$21,090

	Six Months Ended December 31, 2018				Six Months Ended December 31, 2017
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$483	$7,527	$13,050	$21,060	$727	$8,585	$11,839	$21,151
Provision for (recovery of) loan losses	(284)	(406)	690	—	184	(250)	66	—
Charge-offs	—	(592)	(81)	(673)	(345)	(528)	(363)	(1,236)
Recoveries	—	707	325	1,032	—	384	791	1,175
Balance at end of period	$199	$7,236	$13,984	$21,419	$566	$8,191	$12,333	$21,090

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total
December 31, 2018
Retail consumer loans:
One-to-four family	$61	$104	$2,926	$3,091	$6,290	$6,126	$648,958	$661,374
HELOCs - originated	—	6	1,129	1,135	225	6	135,199	135,430
HELOCs - purchased	—	—	655	655	—	—	138,571	138,571
Construction and land/lots	—	—	1,178	1,178	391	333	73,783	74,507
Indirect auto finance	—	—	1,073	1,073	—	1	170,515	170,516
Consumer	—	8	157	165	—	8	13,512	13,520
Commercial loans:
Commercial real estate	118	12	8,157	8,287	7,976	2,860	893,521	904,357
Construction and development	4	6	3,107	3,117	1,371	1,529	195,838	198,738
Commercial and industrial	16	2	2,254	2,272	1,794	2	222,786	224,582
Municipal leases	—	—	446	446	—	—	111,135	111,135
Total	$199	$138	$21,082	$21,419	$18,047	$10,865	$2,603,818	$2,632,730
June 30, 2018
Retail consumer loans:
One-to-four family	$98	$125	$3,137	$3,360	$6,817	$7,104	$650,368	$664,289
HELOCs - originated	—	6	1,117	1,123	224	452	136,888	137,564
HELOCs - purchased	—	—	795	795	—	—	166,276	166,276
Construction and land/lots	—	19	1,134	1,153	444	583	64,574	65,601
Indirect auto finance	—	—	1,126	1,126	—	—	173,095	173,095
Consumer	—	11	57	68	—	11	12,368	12,379
Commercial loans:
Commercial real estate	138	28	8,029	8,195	9,239	3,511	844,565	857,315
Construction and development	229	8	3,109	3,346	2,227	2,223	187,652	192,102
Commercial and industrial	18	—	1,458	1,476	1,953	—	146,870	148,823
Municipal leases	—	—	418	418	—	—	109,172	109,172
Total	$483	$197	$20,380	$21,060	$20,904	$13,884	$2,491,828	$2,526,616
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's impaired loans and the related allowance, by segment and class, excluding PCI loans, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment With a Recorded Allowance	Recorded Investment With No Recorded Allowance	Total	Related Recorded Allowance
December 31, 2018
Retail consumer loans:
One-to-four family	$20,221	$14,855	$2,472	$17,327	$565
HELOCs - originated	1,614	845	120	965	9
HELOCs - purchased	185	—	185	185	—
Construction and land/lots	2,200	976	432	1,408	27
Indirect auto finance	407	173	100	273	3
Consumer	2,185	441	1,241	1,682	57
Commercial loans:
Commercial real estate	4,418	1,375	2,741	4,116	22
Construction and development	2,869	788	908	1,696	8
Commercial and industrial	3,351	187	1	188	3
Municipal leases	—	—	—	—	—
Total impaired loans	$37,450	$19,640	$8,200	$27,840	$694
June 30, 2018
Retail consumer loans:
One-to-four family	$23,295	$16,035	$4,140	$20,175	$554
HELOCs - originated	2,544	1,017	737	1,754	9
HELOCs - purchased	187	—	187	187	—
Construction and land/lots	2,348	1,098	446	1,544	53
Indirect auto finance	395	122	133	255	1
Consumer	501	12	46	58	11
Commercial loans:
Commercial real estate	5,343	2,862	2,246	5,108	42
Construction and development	3,166	828	1,217	2,045	14
Commercial and industrial	4,898	235	—	235	3
Municipal leases	—	—	—	—	—
Total impaired loans	$42,677	$22,209	$9,152	$31,361	$687
The table above includes $16,975 and $19,926, of impaired loans that were not individually evaluated at December 31, 2018 and June 30, 2018, respectively, because these loans did not meet the Company's threshold for individual impairment evaluation. The recorded allowance above includes $556 and $490 related to these loans that were not individually evaluated at December 31, 2018 and June 30, 2018, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's average recorded investment in impaired loans and interest income recognized on impaired loans for the three and six months ended December 31, 2018 and 2017 follows:

	Three Months Ended
	December 31, 2018		December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$17,856	$175	$24,519	$287
HELOCs - originated	924	13	2,750	31
HELOC - purchased	186	3	191	3
Construction and land/lots	1,525	21	1,588	27
Indirect auto finance	335	2	232	3
Consumer	1,618	16	33	4
Commercial loans:
Commercial real estate	4,257	34	7,184	77
Construction and development	1,766	15	2,973	31
Commercial and industrial	196	8	1,723	23
Municipal leases	—	—	102	6
Total loans	$28,663	$287	$41,295	$492

	Six Months Ended
	December 31, 2018		December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$18,568	$467	$24,721	$585
HELOCs - originated	1,121	35	2,767	61
HELOCs - purchased	186	7	191	7
Construction and land/lots	1,559	55	1,651	56
Indirect auto finance	331	6	155	9
Consumer	1,212	45	36	8
Commercial loans:
Commercial real estate	4,506	121	7,425	152
Construction and development	1,853	31	2,862	52
Commercial and industrial	208	25	1,841	42
Municipal leases	—	—	201	6
Total loans	$29,544	$792	$41,850	$978
A summary of changes in the accretable yield for PCI loans for the three and six months ended December 31, 2018 and 2017 follows:

	Three Months Ended
	December 31, 2018	December 31, 2017
Accretable yield, beginning of period	$5,452	$6,698
Reclass from nonaccretable yield (1)	414	77
Other changes, net (2)	198	80
Interest income	(832)	(634)
Accretable yield, end of period	$5,232	$6,221

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Six Months Ended
	December 31, 2018	December 31, 2017
Accretable yield, beginning of period	$5,734	$7,080
Reclass from nonaccretable yield (1)	424	278
Other changes, net (2)	335	107
Interest income	(1,261)	(1,244)
Accretable yield, end of period	$5,232	$6,221
______________________________________

(1)	Represents changes attributable to expected losses assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.

For the three and six months ended December 31, 2018 and 2017, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended December 31, 2018			Three Months Ended December 31, 2017
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	1	$85	$85	3	$398	$395
Home equity lines of credit	—	—	—	1	64	59
Construction and land/lots	—	—	—	1	36	36
Total	1	$85	$85	5	$498	$490
Other TDRs:
Retail consumer:
One-to-four family	5	$354	$353	6	$177	$176
Indirect auto finance	—	—	—	1	19	6
Consumer	1	$85	$85	—	$—	$—
Total	6	$439	$438	7	$196	$182
Total	7	$524	$523	12	$694	$672

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Six Months Ended December 31, 2018			Six Months Ended December 31, 2017
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	1	$85	$85	3	$398	$395
HELOCs - originated	—	—	—	1	64	59
Construction and land/lots	—	—	—	1	36	36
Total	1	$85	$85	5	$498	$490
Other TDRs:
Retail consumer:
One-to-four family	9	$598	$593	15	$1,493	$1,481
Indirect auto finance	1	33	30	1	19	6
Consumer	2	87	87	—	—	—
Total	12	$718	$710	16	$1,512	$1,487
Total	13	$803	$795	21	$2,010	$1,977

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31, 2018		Three Months Ended December 31, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	—	1	$37
Total	—	$—	1	$37
Other TDRs:
Retail consumer:
One-to-four family	2	$165	3	$493
Indirect auto finance	—	—	1	6
Consumer	1	2	—	—
Total	3	$167	4	$499
Total	3	$167	5	$536

	Six Months Ended December 31, 2018		Six Months Ended December 31, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	1	$37
Total	—	$—	1	$37
Other TDRs:
Retail consumer:
One-to-four family	2	$165	3	$493
Indirect auto finance	—	—	1	6
Consumer	1	2	—	—
Total	3	$167	4	$499
Total	3	$167	5	$536
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

6.	Real Estate Owned
The activity within REO for the periods shown is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Balance at beginning of period	$3,286	$5,941	$3,684	$6,318
Transfers from loans	22	339	96	591
Sales, net of gain or loss	(230)	(1,111)	(574)	(1,758)
Writedowns	(123)	(351)	(251)	(351)
Capital improvements	—	—	—	18
Balance at end of period	$2,955	$4,818	$2,955	$4,818
At December 31, 2018 and June 30, 2018, the Bank had $557 and $998 respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $980 and $395 at December 31, 2018 and June 30, 2018, respectively.
7. Income Taxes
Income tax expense consists of:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Current:
Federal	$(167)	$92	$210	$230
State	304	(3)	429	8
Total current expense	137	89	639	238
Deferred:
Federal	2,129	1,611	3,700	3,681
State	21	115	160	406
Adjustment due to the Tax Cuts and Jobs Act	—	17,693	—	17,693
Total deferred expense	2,150	19,419	3,860	21,780
Total income tax expense	$2,287	$19,508	$4,499	$22,018
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2018		2017		2018		2017
	$	Rate	$	Rate	$	Rate	$	Rate
Tax at federal income tax rate	$2,169	21%	$2,432	28%	$4,269	21%	$4,653	28%
Increase (decrease) resulting from:
Tax exempt income	(210)	(2)%	(264)	(3)%	(437)	(2)%	(541)	(3)%
Nondeductible merger expenses	—	—%	1	—%	—	—%	1	—%
Change in valuation allowance for deferred tax assets, allocated to income tax expense	—	—%	(49)	(1)%	—	—%	(184)	(1)%
State tax, net of federal benefit	256	2%	81	1%	465	2%	204	1%
Change in deferred tax assets due to North Carolina corporate tax rate decrease	—	—%	—	—%	—	—%	133	1%
Change in deferred tax assets due to the Tax Cuts and Jobs Act	—	—%	17,693	200%	—	—%	17,693	105%
Adjustment for prior quarter expense due to accrual at higher rate	—	—%	(418)	(5)%	—	—%	—	—%
Other	72	1%	32	—%	202	1%	59	—%
Total	$2,287	22%	$19,508	220%	$4,499	22%	$22,018	131%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The decrease in the federal corporate income tax rate was the result of enactment of the Tax Act, which lowered the Company's statutory federal corporate income tax rate to 21% effective July 1, 2018 from a blended federal corporate income tax rate of 27.5% in the previous fiscal year. Our June 30 fiscal year end required the use of a blended rate as prescribed by the Internal Revenue Code. The blended federal rate of 27.5% was retroactively effective July 1, 2017 and was used for the entire fiscal year ending June 30, 2018. As a result of this blended rate, income tax expense for the quarter ended December 31, 2017 included approximately $418,000 in tax benefit from adjusting the federal income tax rate to 27.5% from 34% for the first quarter of the fiscal year. In addition, for the quarter ended December 31, 2017, following a revaluation of net deferred tax assets due to the Tax Act, the Company recorded additional income tax expense of $17.7 million.
The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2018 and June 30, 2018 are presented below:

	December 31, 2018	June 30, 2018
Deferred tax assets:
Alternative minimum tax credit	$4,920	$4,920
Allowance for loan losses	4,720	4,637
Deferred compensation and post-retirement benefits	9,186	9,400
Accrued vacation and sick leave	18	18
Impairments on real estate owned	498	495
Other than temporary impairment on investments	2,253	2,254
Net operating loss carryforward	5,538	8,635
Discount from business combination	2,500	2,605
Unrealized loss on securities held for sale	306	477
Stock compensation plans	2,014	2,271
Other	1,195	1,562
Total gross deferred tax assets	33,148	37,274
Less valuation allowance	(325)	(325)
Deferred tax assets	32,823	36,949
Deferred tax (liabilities):
Depreciable basis of fixed assets	(532)	(566)
Deferred loan fees	(486)	(453)
FHLB stock, book basis in excess of tax	(89)	(89)
Other	(3,183)	(3,276)
Total gross deferred tax liabilities	(4,290)	(4,384)
Net deferred tax assets	$28,533	$32,565
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
The Company had federal net operating loss ("NOL") carry forwards of $26,805 and $40,780 as of December 31, 2018 and June 30, 2018, respectively, with a recorded tax benefit of $5,538 and $8,635 included in deferred tax assets. The majority of these NOLs will expire for federal tax purposes from 2024 through 2036. The valuation allowance of $325 at December 31, 2018 and June 30, 2018 relates to the potential future sequestration of the Company's alternative minimum tax credit included in deferred tax assets.
Retained earnings at December 31, 2018 and June 30, 2018 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2014.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

8.	Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$8,041	$(10,666)	$15,831	$(5,099)
Allocation of earnings to participating securities	(57)	—	(112)	—
Numerator for basic EPS - Net income available (loss attributable) to common stockholders	$7,984	$(10,666)	$15,719	$(5,099)
Effect of dilutive securities:
Dilutive effect to participating securities	2	—	4	—
Numerator for diluted EPS	$7,986	$(10,666)	$15,723	$(5,099)
Denominator:
Weighted-average common shares outstanding - basic	17,797,553	17,975,883	17,961,465	17,971,439
Effect of dilutive shares	699,781	—	728,119	—
Weighted-average common shares outstanding - diluted	18,497,334	17,975,883	18,689,584	17,971,439
Net income (loss) per share - basic	$0.45	$(0.59)	$0.88	$(0.28)
Net income (loss) per share - diluted	$0.43	$(0.59)	$0.84	$(0.28)
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 420,300 stock options that were anti-dilutive for the three and six months ended December 31, 2018.

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
The table below presents share based compensation expense and the estimated related tax benefit for stock options and restricted stock for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Share based compensation expense	$372	$841	$756	$2,014
Tax benefit	$78	$235	$192	$564

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents stock option activity for the six months ended December 31, 2018 and 2017:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2017	1,470,043	$15.22	5.8	$13,533
Exercised	3,900	14.37	—	—
Forfeited	24,700	14.43	—	—
Expired	43,273	23.82	—	—
Options outstanding at December 31, 2017	1,398,170	$14.97	5.4	$15,077
Exercisable at December 31, 2017	986,670	$14.43	5.2	$11,169
Non-vested at December 31, 2017	411,500	$16.25	6.0	$3,908

Options outstanding at June 30, 2018	1,718,270	$17.29	5.9	$18,664
Exercised	42,200	14.42	—	—
Forfeited	4,700	17.11	—	—
Options outstanding at December 31, 2018	1,671,370	$17.37	5.4	$14,732
Exercisable at December 31, 2018	1,185,270	$14.51	4.2	$13,832
Non-vested at December 31, 2018	486,100	$24.33	8.5	$900

At December 31, 2018, the Company had $2,385 of unrecognized compensation expense related to 486,100 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.8 years at December 31, 2018. At December 31, 2017, the Company had $835 of unrecognized compensation expense related to 411,500 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 0.7 years at December 31, 2017.
The table below presents restricted stock award activity for the six months ended December 31, 2018 and 2017:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2017	185,630	$17.46	$4,780
Granted	2,000	23.05	—
Vested	400	19.02	—
Forfeited	6,600	14.37	—
Non-vested at December 31, 2017	180,630	$17.57	$4,651

Non-vested at June 30, 2018	133,410	$22.85	$3,755
Vested	2,800	16.27	—
Forfeited	2,700	16.13	—
Non-vested at December 31, 2018	127,910	$23.14	$3,349
At December 31, 2018, unrecognized compensation expense was $2,129 related to 127,910 shares of restricted stock originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.6 years at December 31, 2018. At December 31, 2017, unrecognized compensation expense was $1,671 related to 180,630 shares of restricted stock originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.1 years at December 31, 2017.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

10.	Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At December 31, 2018 and June 30, 2018, respectively, loan commitments (excluding $197,728 and $209,726 of undisbursed portions of construction loans) totaled $60,248 and $49,949 of which $17,989 and $19,812 were variable rate commitments and $42,258 and $30,137 were fixed rate commitments. The fixed rate loans had interest rates ranging from 2.39% to 7.55% at December 31, 2018 and 2.10% to 6.15% at June 30, 2018, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $488,071 and $491,649 at December 31, 2018 and June 30, 2018, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, we enter into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these commitments was not material at December 31, 2018 or June 30, 2018.
The Company grants construction and permanent loans collateralized primarily by residential and commercial real estate to customers throughout its primary market area. In addition, the Company grants municipal leases to customers throughout North and South Carolina. The Company's loan portfolio can be affected by the general economic conditions within these market areas.
Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the FRB. The daily average calculated cash reserve required as of December 31, 2018 and June 30, 2018 was $1,786, and $2,304, respectively, which was satisfied by vault cash and balances held at the FRB.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of December 31, 2018 and June 30, 2018 were $8,826 and $8,227, respectively. There was no liability recorded for these letters of credit at December 31, 2018 or June 30, 2018, respectively.
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
Loans Held for Sale
Loans held for sale are adjusted to lower of cost or fair value.  Fair value is based on commitments on hand from investors or, if commitments have not yet been obtained, what investors are currently offering for loans with similar characteristics. The Company considers all loans held for sale carried at fair value as nonrecurring Level 3.
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

	December 31, 2018
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$37,863	$—	$37,863	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	76,926	—	76,926	—
Municipal Bonds	29,080	—	29,080	—
Corporate Bonds	5,883	—	5,883	—
Total	$149,752	$—	$149,752	$—

	June 30, 2018
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$47,542	$—	$47,542	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	70,599	—	70,599	—
Municipal Bonds	30,766	—	30,766	—
Corporate Bonds	6,023	—	6,023	—
Equity Securities	63	—	63	—
Total	$154,993	$—	$154,993	$—
There were no transfers between levels during the three months ended December 31, 2018.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$4,155	$—	$—	$4,155
REO	1,086	—	—	1,086
Total	$5,241	$—	$—	$5,241

	June 30, 2018
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$8,423	$—	$—	$8,423
REO	2,104	—	—	2,104
Total	$10,527	$—	$—	$10,527
Quantitative information about Level 3 fair value measurements during the period ended December 31, 2018 is shown in the table below:

	Fair Value at December 31, 2018	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$4,155	Discounted appraisals and discounted cash flows	Collateral discounts and discount spread	6% - 25% 1% - 3%	2%
REO	$1,086	Discounted appraisals	Collateral discounts	8% - 15%	10%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of December 31, 2018 and June 30, 2018, are summarized below:

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$71,306	$71,306	$71,306	$—	$—
Commercial paper	239,286	239,286	239,286	—	—
Certificates of deposit in other banks	51,936	51,936	—	51,936	—
Securities available for sale	149,752	149,752	—	149,752	$—
Loans, net	2,610,812	2,524,963	—	—	2,524,963
Loans held for sale	13,095	13,604	—	—	13,604
FHLB stock	32,159	32,159	32,159	—	—
FRB stock	7,315	7,315	7,315	—	—
SBIC	5,384	5,384	—	—	5,384
Accrued interest receivable	10,372	10,372	—	1,172	9,200
Liabilities:
Noninterest-bearing and NOW deposits	774,111	774,111	—	774,111	—
Money market accounts	703,445	703,445	—	703,445	—
Savings accounts	192,954	192,954	—	192,954	—
Certificates of deposit	587,559	582,656	—	582,656	—
Borrowings	688,000	686,307	—	686,307	—
Accrued interest payable	1,639	1,639	—	1,639	—

	June 30, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$70,746	$70,746	$70,746	$—	$—
Commercial paper	229,070	229,070	229,070	—	—
Certificates of deposit in other banks	66,937	66,937	—	66,937	—
Securities available for sale	154,993	154,993	—	154,993	—
Loans, net	2,504,792	2,414,647	—	—	2,414,647
Loans held for sale	5,873	5,990	—	—	5,990
FHLB stock	29,907	29,907	29,907	—	—
FRB stock	7,307	7,307	7,307	—	—
SBIC	4,717	4,717	—	—	4,717
Accrued interest receivable	9,344	9,344	297	883	8,164
Liabilities:
Noninterest-bearing and NOW deposits	789,186	789,186	—	789,186	—
Money market accounts	677,665	677,665	—	677,665	—
Savings accounts	213,250	213,250	—	213,250	—
Certificates of deposit	516,152	509,924	—	509,924	—
Borrowings	635,000	635,187	—	635,187	—
Accrued interest payable	805	805	—	805	—
The Company had off-balance sheet financial commitments, which included approximately $746,047 and $751,324 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at December 31, 2018 and June 30, 2018, respectively (see Note 10). Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
Loans, net – Fair values for loans are estimated by segregating the portfolio by type of loan and discounting scheduled cash flows using current market interest rates for loans with similar terms and credit quality. A prepayment assumption is used as an estimate of the portion of loans that will be repaid prior to their scheduled maturity. For the December 31, 2018 fair value, a liquidity premium assumption is used as an estimate for the additional return required by an investor of assets that are potentially considered illiquid.
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
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
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
On July 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified ASC 606. The adoption of the new standard did not have a material impact on the measurement or recognition of revenue. Results for reporting periods beginning after July 1, 2018 are presented under Topic 606, while prior period amounts reflect an offset of $198 and $393 of interchange costs against interchange income for the three and six months ended December 31, 2018.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents the Company's sources of noninterest income, segregated by in-scope and out-of-scope revenue streams of ASC 606 at the dates indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
In-scope of ASC 606:
Service charges on deposit accounts	$1,042	$942	$2,026	$1,831
Fees, interchange, and other service charges	1,697	1,144	3,300	2,213
Other	154	267	366	452
Noninterest income (in-scope of ASC 606)	2,893	2,353	5,692	4,496
Noninterest income (out-of-scope of ASC 606)	2,192	2,106	5,006	4,225
Total noninterest income	$5,085	$4,459	$10,698	$8,721
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
At December 31, 2018, we had 43 locations in North Carolina (including the Asheville metropolitan area, Greensboro/"Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Critical Accounting Policies and Estimates
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) business combinations and acquired loans, (iii) the valuation of REO, (iv) the valuation of goodwill and other intangible assets, and (v) the valuation of or recognition of deferred tax assets and liabilities. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2018 Form 10-K. There have not been any material changes in the Company's critical accounting policies and estimates during the six months ended December 31, 2018 as compared to the disclosure contained in the Company's 2018 Form 10-K.
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
Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report contains certain non-GAAP financial measures, which include: tangible book value; tangible book value per share, tangible equity to tangible assets ratio; net income, earnings per share ("EPS"), return on assets ("ROA"), and return on equity ("ROE") excluding certain state income tax expense, adjustments for the change in federal tax law, and gain from the sale of premises and equipment; and the ratio of the allowance for loan losses to total loans excluding acquired loans. Management has presented the non-GAAP financial measures in this discussion and analysis because it believes including these items is more indicative of and provides useful and comparative information to assess trends in our core operations while facilitating comparison of the quality and composition of the Company’s earnings over time and in comparison to its competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Six Months Ended December 31, 2018 and 2017” for more detailed information about our financial performance.

Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

	As of
	December 31,	June 30,	December 31,
(Dollars in thousands, except per share data)	2018	2018	2017
Total stockholders' equity	$410,970	$409,242	$395,361
Less: goodwill, core deposit intangibles, net of taxes	28,284	29,125	30,083
Tangible book value (1)	$382,686	$380,117	$365,278
Common shares outstanding	18,520,825	19,041,668	18,967,175
Tangible book value per share	$20.66	$19.96	$19.26
Book value per share	$22.19	$21.49	$20.84
_________________________________________________________________

(1)	Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
	December 31,	June 30,	December 31,
(Dollars in thousands)	2018	2018	2017
Tangible equity (1)	$382,686	$380,117	$365,278
Total assets	3,413,099	3,304,169	3,250,588
Less: goodwill, core deposit intangibles, net of taxes	28,284	29,125	30,083
Total tangible assets(2)	$3,384,815	$3,275,044	$3,220,505
Tangible equity to tangible assets	11.31%	11.61%	11.34%
_________________________________________________________________

(1)	Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

(2)	Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP net income, EPS, ROA, and ROE as adjusted to exclude state tax expense rate changes, adjustments for the change in federal tax law rate, and gain from the sale of premises and equipment:

	Three Months Ended		Six months ended
(Dollars in thousands, except per share data)	December 31,		December 31,
	2018	2017	2018	2017
State tax expense adjustment (1)	—	—	—	133
Change in federal tax law adjustment (2)	—	17,693	—	17,693
Gain from sale of premises and equipment	—	—	—	(164)
Total adjustments	—	17,693	—	17,662
Tax effect	—	—	—	49
Total adjustments, net of tax	—	17,693	—	17,711

Net income (loss) (GAAP)	8,041	(10,666)	15,831	(5,099)

Net income (non-GAAP)	$8,041	$7,027	$15,831	$12,612

Per Share Data
Average shares outstanding - basic	17,797,553	17,975,883	17,961,465	17,971,439
Average shares outstanding - diluted	18,497,334	17,975,883	18,689,584	17,971,439
Average shares outstanding - diluted (adjusted) (3)	18,497,334	18,689,894	18,689,584	18,655,048

Basic EPS
EPS (GAAP)	$0.45	$(0.59)	$0.88	$(0.28)
Non-GAAP adjustment	—	0.98	—	0.98
EPS (non-GAAP)	$0.45	$0.39	$0.88	$0.70

Diluted EPS
EPS (GAAP)	$0.43	$(0.59)	$0.84	$(0.28)
Non-GAAP adjustment	—	0.97	—	0.96
EPS (non-GAAP)	$0.43	$0.38	$0.84	$0.68

Average Balances
Average assets	$3,369,726	$3,249,632	$3,345,769	$3,223,758
Average equity	410,943	405,993	411,905	403,708

ROA
ROA (GAAP)	0.95%	(1.31)%	0.95%	(0.32)%
Non-GAAP adjustment	—%	2.17%	—%	1.10%
ROA (non-GAAP)	0.95%	0.86%	0.95%	0.78%

ROE
ROE (GAAP)	7.83%	(10.51)%	7.69%	(2.53)%
Non-GAAP adjustment	—%	17.43%	—%	8.78%
ROE (non-GAAP)	7.83%	6.92%	7.69%	6.25%
________________________________________________________________________

(1)	State tax adjustment is a result of various revaluations of state deferred tax assets.

(2)	Revaluation and related adjustments of net deferred tax assets due to the Tax Cuts and Jobs Act.

(3)
Average shares outstanding - diluted were adjusted for the three and six months ended December 31, 2017 to included potentially dilutive shares not considered due to the corresponding net losses under GAAP.

Set forth below is a reconciliation to GAAP of the allowance for loan losses to total loans and the allowance for loan losses as adjusted to exclude acquired loans:

	As of
(Dollars in thousands)	December 31,	June 30,	December 31,
	2018	2018	2017
Total gross loans receivable (GAAP)	$2,632,819	$2,526,616	$2,419,256
Less: acquired loans	236,389	271,801	311,508
Adjusted gross loans (non-GAAP)	$2,396,430	$2,254,815	$2,107,748

Allowance for loan losses (GAAP)	$21,419	$21,060	$21,090
Less: allowance for loan losses on acquired loans	199	483	566
Adjusted allowance for loan losses (non-GAAP)	$21,220	$20,577	$20,524
Adjusted allowance for loan losses / Adjusted gross loans (non-GAAP)	0.89%	0.91%	0.97%

Comparison of Financial Condition at December 31, 2018 and June 30, 2018
General.  Total assets increased $108.9 million, or 3.3% to $3.4 billion at December 31, 2018 from $3.3 billion at June 30, 2018. Total liabilities increased $107.2 million, or 3.7% to $3.0 billion at December 31, 2018 from $2.9 billion at June 30, 2018. Deposit growth of $61.8 million, or 2.8%; a $53.0 million, or 8.3% increase in borrowings; and the cumulative decrease of $20.2 million, or 9.1% in certificates of deposit in other banks and investment securities were used to fund the $106.4 million, or 4.2% increase in total loans receivable, net of deferred loan fees, the $10.2 million, or 4.5% increase in commercial paper, the $7.2 million, or 123.0% increase in loans held for sale, and the $2.9 million, or 7.0% increase in other investments during the first six months of fiscal 2019.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents increased $560,000, or 0.8%, to $71.3 million at December 31, 2018 from $70.7 million at June 30, 2018. Commercial paper increased $10.2 million, or 4.5% to $239.3 million at December 31, 2018 from $229.0 million at June 30, 2018.
Investments.  Securities available for sale decreased $5.2 million, or 3.4%, to $149.8 million at December 31, 2018 from $155.0 million at June 30, 2018. During the six months ended December 31, 2018, $11.6 million of securities matured and $9.7 million of principal payments were received partially offset by $15.8 million in purchases. At December 31, 2018, certificates of deposit in other financial institutions decreased $15.0 million, or 22.4% to $51.9 million compared to $66.9 million at June 30, 2018. The decrease in certificates of deposit in other financial institutions was due to $21.7 million in maturities partially offset by $6.7 million in purchases. All certificates of deposit in other financial institutions are fully insured by the FDIC. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We did not believe that there were any other-than-temporary impairments at December 31, 2018; therefore, no impairment losses were recorded during the first six months of fiscal 2019. Other investments at cost at December 31, 2018 included SBIC Investments, FRB stock, and FHLB stock totaling $5.4 million, $7.3 million and $32.2 million, respectively. In total, other investments increased $2.9 million, or 7.0% from June 30, 2018 primarily as a result of required purchases of FHLB stock due to an increase in our FHLB borrowings.
Loans held for sale. Loans held for sale increased $7.2 million, or 123.0% at December 31, 2018 to $13.1 million from $5.9 million at June 30, 2018. The increase was driven by SBA loans originated for sale during the quarter.
Loans.  Net loans receivable increased $106.0 million, or 4.2%, at December 31, 2018 to $2.6 billion from June 30, 2018 primarily due to $134.1 million, or 11.4% annualized rate of organic loan growth partially offset by decreases in the outstanding balances of home equity lines of credit purchased. The $75.8 million, or 51.0% increase in commercial and industrial loans was driven by our new equipment finance line of business.

Retail consumer and commercial loans consist of the following at the dates indicated:

	As of				Percent of total
	December 31,	June 30,	Change		December 31,	June 30,
(Dollars in thousands)	2018	2018	$	%	2018	2018
Retail consumer loans:
One-to-four family	$661,374	$664,289	$(2,915)	(0.4)%	25.1%	26.3%
HELOCs - originated	135,430	137,564	(2,134)	(1.6)	5.1	5.4
HELOCs - purchased	138,571	166,276	(27,705)	(16.7)	5.3	6.6
Construction and land/lots	74,507	65,601	8,906	13.6	2.8	2.6
Indirect auto finance	170,516	173,095	(2,579)	(1.5)	6.5	6.9
Consumer	13,520	12,379	1,141	9.2	0.5	0.5
Total retail consumer loans	1,193,918	1,219,204	(25,286)	(2.1)	45.3	48.3
Commercial loans:
Commercial real estate	904,357	857,315	47,042	5.5	34.4	33.9
Construction and development	198,738	192,102	6,636	3.5	7.5	7.6
Commercial and industrial	224,582	148,823	75,759	50.9	8.5	5.9
Municipal leases	111,135	109,172	1,963	1.8	4.2	4.3
Total commercial loans	1,438,812	1,307,412	131,400	10.1	54.7	51.7
Total loans	$2,632,730	$2,526,616	$106,114	4.2%	100.0%	100.0%
Our expansion into larger metro markets as well as in-market acquisitions combined with improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory in certain markets have led to us significantly increasing originations of construction loans for properties located in our market areas. We have hired experienced commercial real estate relationship managers, credit officers, and developed a construction risk management group to better manage construction risk, as part of our efforts to grow the construction portfolio. We will continue to take a disciplined approach in our construction and land development lending by concentrating our efforts on smaller one-to-four residential loans to builders known to us and developers of commercial real estate and multifamily properties with proven success in this type of construction. At December 31, 2018, construction and land/lots totaled $74.5 million including $62.7 million of one-to-four family construction loans that will roll over to permanent loans upon completion of the construction period. Undisbursed construction and land/lots loan commitments at December 31, 2018 totaled $59.2 million. Total construction and development loans at December 31, 2018, were $198.8 million, excluding unfunded loan commitments of $152.7 million, of which $80.8 million was for non-residential commercial real estate construction, $67.3 million was for land development, $46.3 million was for speculative construction of single family properties, and $4.4 million was for multi-family construction. Undisbursed construction and development loan commitments at December 31, 2018 included $87.9 million of commercial real estate projects, multi-family residential projects of $38.3 million and $26.5 million for the speculative construction of one- to four-family residential properties. The increase in commercial and industrial loans was driven by growth from our new equipment finance line of business. At December 31, 2018, commercial and industrial loans totaled $224.6 million, which included $81.0 million in equipment finance loans and capital leases.
Asset Quality. Our overall asset quality metrics continue to demonstrate our commitment to growing and maintaining a loan portfolio with a moderate risk profile. Nonperforming assets decreased $2.0 million or 13.5% to $12.6 million, or 0.37% of total assets, at December 31, 2018 from $14.6 million, or 0.44% of total assets at June 30, 2018. Nonperforming assets included $9.6 million in nonaccruing loans and $3.0 million in REO at December 31, 2018, compared to $10.9 million and $3.7 million, in nonaccruing loans and REO respectively, at June 30, 2018. Included in nonperforming loans are $3.9 million of TDR loans of which $2.2 million were current with respect to their modified payment terms. The decrease in nonaccruing loans was primarily due to loans returning to performing status as payment history and the borrower's financial status improved. At December 31, 2018, $5.8 million, or 60.0%, of nonaccruing loans were current on their loan payments. PCI loans aggregating $2.1 million obtained through prior acquisitions were excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. Nonperforming loans to total loans was 0.37% at December 31, 2018 compared to 0.43% at June 30, 2018.
The ratio of classified assets to total assets decreased to 0.97% at December 31, 2018 from 1.00% at June 30, 2018. Classified assets remained consistent at $33.2 million at December 31, 2018 compared to $33.1 million at June 30, 2018. Delinquent loans (loans delinquent 30 days or more) increased to $13.2 million at December 31, 2018, from $9.8 million at June 30, 2018 primarily due to one commercial real estate loan relationship.
As of December 31, 2018, we had identified $27.8 million of impaired loans compared to $31.4 million at June 30, 2018. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. As of December 31, 2018, there were $10.9 million loans individually evaluated for impairment and $16.9 million were collectively evaluated. For more information on these impaired loans, see Note 5 of the Notes to Consolidated Financial Statements under Item 1 of this report.

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
The allowance for loan losses was $21.4 million, or 0.81% of total loans, at December 31, 2018 compared to $21.1 million, or 0.83% of total loans, at June 30, 2018. The allowance for loan losses to gross loans excluding acquired loans was 0.89% at December 31, 2018, compared to 0.91% at June 30, 2018. Loans acquired from acquisitions are recorded at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these acquired loans unless the credit quality deteriorates further subsequent to the acquisition. The allowance for our acquired loans at December 31, 2018 was $199,000 compared to $483,000 at June 30, 2018.
There was no provision for loan loss during the six months ended December 31, 2018 and 2017 as the allowance for loan losses required by our loan growth was offset by continued improvements in our asset quality. Net loan recoveries totaled $359,000 for the six months ended December 31, 2018 compared to net loan charge-offs of $61,000 for the same period during the prior fiscal year. Net recoveries as a percentage of average loans increased to (0.03)% for the six months ended December 31, 2018 from charge-offs of 0.01% for the same period last fiscal year.
The allowance as a percentage of nonaccruing loans increased to 221.45% at December 31, 2018 from 192.96% at June 30, 2018.
We believe that the allowance for loan losses as of December 31, 2018 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Real estate owned. REO decreased $729,000, or 19.8% to $3.0 million at December 31, 2018 primarily due to $571,000 in REO sales during the six months ended December 31, 2018. The total balance of REO at December 31, 2018 included $943,000 in land, $1.5 million in commercial real estate, and $557,000 in single-family homes.
Deferred income taxes. Deferred income taxes decreased $4.0 million, or 12.4%, to $28.5 million at December 31, 2018 from $32.6 million at June 30, 2018. The decrease was primarily driven by the realization of net operating losses through increases in taxable income.
Goodwill. Goodwill remained unchanged at $25.6 million at both December 31, 2018 and June 30, 2018.
Deposits.  Deposits increased $61.8 million during the six months ended December 31, 2018 to $2.3 billion from $2.2 billion at June 30, 2018. Increases in NOW accounts, money market accounts and certificates of deposit were partially offset by decreases in other types of deposit accounts.
The following table sets forth our deposits by type of deposit account as of the dates indicated:

	As of				Percent of total
	December 31,	June 30,	Change		December 31,	June 30,
(Dollars in thousands)	2018	2018	$	%	2018	2018
Core deposits:
Noninterest-bearing accounts	$300,031	$317,822	$(17,791)	(5.6)%	13.3%	14.5%
NOW accounts	474,080	471,364	2,716	0.6%	21.0%	21.5%
Money market accounts	703,445	677,665	25,780	3.8%	31.2%	30.9%
Savings accounts	192,954	213,250	(20,296)	(9.5)%	8.5%	9.7%
Core deposits	1,670,510	1,680,101	(9,591)	(0.6)%	74.0%	76.5%
Certificates of deposit	587,559	516,152	71,407	13.8%	26.0%	23.5%
Total	$2,258,069	$2,196,253	$61,816	2.8%	100.0%	100.0%
Borrowings.  Borrowings increased to $688.0 million at December 31, 2018 from $635.0 million at June 30, 2018. A total of $413.0 million of these FHLB advances have maturities of less than 90 days and $275.0 million consist of convertible FHLB advances with maturities less than one year; together with a weighted average interest rate of 2.23% at December 31, 2018.
Equity.  Stockholders' equity at December 31, 2018 increased $1.7 million to $411.0 million from $409.2 million at June 30, 2018. The increase was due to $15.8 million in net income, $1.5 million in stock-based compensation, and a $576,000 increase in other comprehensive income representing a reduction in unrealized losses on investment securities, net of tax, partially offset by 559,755 shares of common stock repurchased at an average cost of $27.95, or approximately $15.6 million in total, and $1.1 million related to our first cash dividend.

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

	For the Three Months Ended December 31,
	2018			2017
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable(1)	$2,610,117	$30,826	4.72%	$2,406,014	$26,518	4.41%
Deposits in other financial institutions	82,700	395	1.91%	151,197	517	1.37%
Investment securities	151,788	876	2.31%	175,039	903	2.06%
Other interest-earning assets(3)	274,605	2,585	3.77%	241,948	1,418	2.34%
Total interest-earning assets	3,119,210	34,682	4.45%	2,974,198	29,356	3.95%
Other assets	250,516			275,434
Total assets	3,369,726			3,249,632
Liabilities and equity:
Interest-bearing deposits:
Interest-bearing checking accounts	465,418	302	0.26%	471,474	236	0.20%
Money market accounts	689,335	1,265	0.73%	644,928	585	0.36%
Savings accounts	196,434	63	0.13%	227,933	76	0.13%
Certificate accounts	564,112	1,977	1.40%	448,507	644	0.57%
Total interest-bearing deposits	1,915,299	3,607	0.75%	1,792,842	1,541	0.33%
Borrowings	673,783	3,692	2.19%	677,013	2,077	1.22%
Total interest-bearing liabilities	2,589,082	7,299	1.13%	2,469,855	3,618	0.58%
Noninterest-bearing deposits	309,012			307,934
Other liabilities	60,689			65,850
Total liabilities	2,958,783			2,843,639
Stockholders' equity	410,943			405,993
Total liabilities and stockholders' equity	$3,369,726			$3,249,632

Net earning assets	$530,128			$504,343
Average interest-earning assets to
average interest-bearing liabilities	120.48%			120.42%
Tax-equivalent:
Net interest income		$27,383			$25,738
Interest rate spread			3.32%			3.37%
Net interest margin(4)			3.51%			3.46%
Non-tax-equivalent:
Net interest income		$27,101			$25,360
Interest rate spread			3.28%			3.32%
Net interest margin(4)			3.48%			3.41%
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $282,000 and $378,000 for the three months ended December 31, 2018 and 2017, respectively, calculated based on a combined federal and state income tax rate of 24% and 30%, respectively.
(3) The average other interest-earning assets consists of FRB stock, FHLB stock, SBIC investments, and commercial paper.
(4) Net interest income divided by average interest-earning assets.

	For the Six Months Ended December 31,
	2018			2017
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable(1)	$2,584,145	$59,837	4.63%	$2,383,768	$52,154	4.38%
Deposits in other financial institutions	87,607	811	1.85%	155,175	1,053	1.36%
Investment securities	153,019	1,732	2.26%	182,479	1,875	2.06%
Other interest-earning assets(3)	272,914	4,865	3.57%	225,185	2,676	2.38%
Total interest-earning assets	3,097,685	67,245	4.34%	2,946,607	57,758	3.92%
Other assets	248,084			277,151
Total assets	$3,345,769			$3,223,758
Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	462,657	571	0.25%	467,201	452	0.19%
Money market accounts	683,332	2,222	0.65%	625,095	1,062	0.34%
Savings accounts	202,362	131	0.13%	230,436	153	0.13%
Certificate accounts	547,310	3,433	1.25%	449,173	1,220	0.54%
Total interest-bearing deposits	1,895,661	6,357	0.75%	1,771,905	2,887	0.33%
Borrowings	659,821	6,950	2.11%	672,552	4,046	1.20%
Total interest-bearing liabilities	2,555,482	13,307	1.04%	2,444,457	6,933	0.56%
Noninterest-bearing deposits	316,397			309,265
Other liabilities	61,985			66,328
Total liabilities	2,933,864			2,820,050
Stockholders' equity	411,905			403,708
Total liabilities and stockholders' equity	$3,345,769			$3,223,758

Net earning assets	$542,203			$502,150
Average interest-earning assets to
average interest-bearing liabilities	121.22%			120.54%
Tax-equivalent:
Net interest income		$53,938			$50,825
Interest rate spread			3.30%			3.36%
Net interest margin(4)			3.48%			3.45%
Non-tax-equivalent:
Net interest income		$53,373			$50,061
Interest rate spread			3.26%			3.30%
Net interest margin(4)			3.45%			3.40%
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $565,000 and $764,000 for the six months ended December 31, 2018 and 2017, respectively, calculated based on a combined federal and state tax rate of 24% and 30%, respectively.
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

	Three Months Ended December 31, 2018
	Compared to
	Three Months Ended December 31, 2017
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$2,248	$2,060	$4,308
Deposits in other financial institutions	(235)	113	(122)
Investment securities	(119)	92	(27)
Other interest-earning assets	191	976	1,167
Total interest-earning assets	$2,085	$3,241	$5,326
Interest-bearing liabilities:
Interest-bearing checking accounts	$(3)	$69	$66
Money market accounts	41	639	680
Savings accounts	(11)	(2)	(13)
Certificate accounts	167	1,166	1,333
Borrowings	(10)	1,625	1,615
Total interest-bearing liabilities	184	3,497	3,681
Net increase (decrease) in tax equivalent interest income	$1,901	$(256)	$1,645

	Six Months Ended December 31, 2018
	Compared to
	Six Months Ended December 31, 2017
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$4,384	$3,299	$7,683
Deposits in other financial institutions	(458)	216	(242)
Investment securities	(302)	159	(143)
Other interest-earning assets	567	1,622	2,189
Total interest-earning assets	4,191	5,296	9,487
Interest-bearing liabilities:
Interest-bearing checking accounts	$(5)	$124	$119
Money market accounts	99	1,061	1,160
Savings accounts	(18)	(4)	(22)
Certificate accounts	266	1,947	2,213
Borrowings	(77)	2,981	2,904
Total interest-bearing liabilities	265	6,109	6,374
Net increase (decrease) in tax equivalent interest income	$3,926	$(813)	$3,113
_____________
(1) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $282,000 and $378,000 for the three months ended December 31, 2018 and 2017, respectively, calculated based on a combined federal and state income tax rate of 24% and 30%. Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $565,000 and $764,000 for the six months ended December 31, 2018 and 2017, respectively, calculated based on a combined federal and state tax rate of 24% and 30%.

Comparison of Results of Operation for the Three Months Ended December 31, 2018 and 2017
General.  During the three months ended December 31, 2018, we had net income of $8.0 million compared to a net loss of $10.7 million for the three months ended December 31, 2017. The Company's diluted earnings per share was $0.43 for the three months ended December 31, 2018 compared to a diluted loss per share of $0.59 for the same period in fiscal 2018. Earnings for the three months ended December 31, 2017 included an approximately $17.7 million write-down of deferred tax assets ("DTA") as a result of the enactment of the Tax Act with no comparable charge in the same 2018 period. Net income and diluted earnings per share excluding state tax expense rate changes, adjustments for the change in federal tax law rate, and gain from the sale of premises and equipment for the quarter ended December 31, 2018 and 2017 was $8.0 million and $0.43, compared to $7.0 million and $0.38, respectively.
Net Interest Income. Net interest income increased $1.7 million, or 6.9% to $27.1 million for the quarter ended December 31, 2018 compared to $25.4 million for the corresponding period in 2017. The increase in net interest income for the quarter ended December 31, 2018 was primarily due to a $5.4 million increase in interest and dividend income driven by an increase in average interest-earning assets, which was partially offset by a $3.7 million increase in interest expense.
Average interest-earning assets increased $145.0 million, or 4.9% to $3.1 billion for the quarter ended December 31, 2018 compared to $3.0 billion for the corresponding quarter in fiscal 2018. For the quarter ended December 31, 2018, the average balance of total loans receivable increased $204.1 million, or 8.5% primarily due to organic loan growth. The average balance of other interest-earning assets increased $32.7 million, or 13.5% primarily due to increases in commercial paper investments. These increases were mainly funded by the cumulative decrease of $91.8 million, or 28.1% in average interest-earning deposits in other banks and securities available for sale, and an increase in average interest-bearing deposits of $122.5 million, or 6.8% as compared to the same quarter last year. Net interest margin (on a fully taxable-equivalent basis) for the three months ended December 31, 2018 increased to 3.51% from 3.46% for the same period a year ago.

Total interest and dividend income increased $5.4 million, or 18.7% for the three months ended December 31, 2018 as compared to the same period last year, which was primarily driven by a $4.4 million, or 16.8% increase in loan interest income and a $663,000, or 50.9% increase in interest income from commercial paper and interest-bearing deposits in other banks. The additional loan interest income was driven by the increase in both the average balance of loans receivable and loan yields compared to the prior year quarter. Average loan yields increased 31 basis points to 4.72% for the quarter ended December 31, 2018 from 4.41% in the corresponding quarter from last year primarily due to the impact of the increases in the targeted federal funds rate over the past year. Partially offsetting the increase in loan interest income was a $96,000, or 10.4% decrease in the accretion of purchase discounts on acquired loans as a result of reduced prepayments as compared to the same quarter last year. Accretable income on acquired loans stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on the PCI loan pools and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter. For the quarters ended December 31, 2018 and 2017, the average loan yield included 13 and 15 basis points, respectively, from the accretion of purchase discounts on acquired loans.
Total interest expense increased $3.7 million, or 101.7% for the quarter ended December 31, 2018 compared to the same period last year. The increase was primarily driven by a $2.1 million, or 134.1% increase in deposit interest expense and a $1.6 million, or 77.8% increase in interest expense on borrowings. The additional deposit interest expense was a result of our focus on increasing deposits as the average balance of interest-bearing deposits increased $122.5 million along with a 42 basis point increase in the average cost of interest-bearing deposits for the quarter ended December 31, 2018 compared to the same quarter last year. Average borrowings decreased $3.2 million or 0.5% for the quarter ended December 31, 2018 compared to the same period last year, however, interest expense from borrowings increased $1.6 million due to the 97 basis point increase in the average cost of borrowings between the periods. The overall average cost of funds increased 55 basis points to 1.13% for the current quarter compared to 0.58% in the same quarter last year due primarily to the impact of higher interest rates on our interest-bearing liabilities.
Provision for Loan Losses. During the three months ended December 31, 2018 and 2017, there was no provision for loan losses as the provision required by our loan growth was offset by continued improvements in our asset quality. Net loan recoveries totaled $487,000 for the three months ended December 31, 2018 compared to net loan charge-offs of $907,000 for the same period last year. Net recoveries as a percentage of average loans increased to (0.07)% for the three months ended December 31, 2018 from net charge-offs of 0.15% for the same period last fiscal year.
See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $626,000, or 14.0% to $5.1 million for the three months ended December 31, 2018 from $4.5 million for the same period in the previous year. The leading factors of the increase included a $590,000, or 29.7% increase in service charges on deposit accounts as a result of an increase in deposit accounts and related fees; and an $156,000, or 26.3% increase in other noninterest income primarily related to operating lease income from the new equipment finance line of business. Partially offsetting these increases was a $220,000, decline in gain from the sale of loans for the three months ended December 31, 2018 compared to the same period last year primarily related to decreasing residential mortgage banking activity.
Noninterest Expense.  Noninterest expense for the three months ended December 31, 2018 increased $881,000, or 4.2% to $21.9 million compared to $21.0 million for the three months ended December 31, 2017. The increase was primarily due to a $884,000, or 7.4% increase in salaries and employee benefits; a $300,000, or 18.8% increase in computer services; a $83,000, or 26.0% increase in marketing and advertising, and a $78,000, or 3.2% increase in net occupancy expense, mainly driven by the expansion of our SBA and equipment finance lines of business. Partially offsetting these increases was the cumulative decrease of $464,000 or 10.1% in telephone, postage, and supplies expense; deposit insurance premiums, REO related expenses; core deposit intangibles amortization; and other expenses for the three months ended December 31, 2018 compared to the same period last year.
Income Taxes. The Company's income tax expense for the three months ended December 31, 2018 was $2.3 million compared to $19.5 million for the three months ended December 31, 2017. The Company’s federal income tax provision for the three months ended December 31, 2018 benefited from the impact of the Tax Act that lowered the corporate federal income tax rate from 34% to 21%. In the fourth quarter of 2017, following a revaluation of net deferred tax assets due to the Tax Act, the Company recorded additional income tax expense of $17.7 million. The Company's effective tax rate for the quarter ended December 31, 2018 was 22.1%.
Comparison of Results of Operation for the Six Months Ended December 31, 2018 and 2017
General.  During the six months ended December 31, 2018, we had net income of $15.8 million compared to a net loss of $5.1 million for the six months ended December 31, 2017. Diluted earnings per share was $0.84 for the first six months of fiscal year 2019, compared to a diluted loss per share of $0.28 in the same period in fiscal 2018. Earnings for the six months ended December 31, 2017 included an approximately $17.7 million write-down of deferred tax assets following a deferred tax revaluation of our DTA resulting from the Tax Act with no comparable charge in the same 2018 period. Net income and diluted earnings per share excluding state tax expense rate changes, adjustments for the change in federal tax law rate, and gain from the sale of premises and equipment for the six months ended December 31, 2018 was $15.8 million and $0.84, compared to $12.6 million and $0.68, respectively.
Net Interest Income. Net interest income increased $3.3 million, or 6.6% to $53.4 million for the six months ended December 31, 2018 compared to $50.1 million for the six months ended December 31, 2017. This increase in net interest income was driven by a $9.7 million, or 17.0% increase in interest and dividend income partially offset by a $6.4 million, or 91.9% increase in interest expense.
Average interest-earning assets increased $151.1 million, or 5.1% to $3.1 billion for the six months ended December 31, 2018 compared to $2.9 billion in the same period in fiscal 2018. The $200.4 million, or 8.4% increase in average balance of total loans receivable for the six months ended December 31, 2018 was primarily due to organic loan growth, which was mainly funded by the cumulative decrease of $97.0 million, or 28.7% in average interest-earning deposits in other financial institutions, securities available for sale and an increase in average interest-bearing deposits of $123.8 million, or 7.0%. Net interest margin (on a fully taxable-equivalent basis) for the six months ended December 31, 2018 increased three basis points to 3.48% from 3.45% for the period last year.
Total interest and dividend income increased $9.7 million, or 17.0% for the six months ended December 31, 2018 as compared to the same period last year. The increase was primarily driven by a $7.9 million, or 15.3% increase in loan interest income, a $1.4 million, or 54.7% increase in interest income from commercial paper and interest-bearing deposits in other banks, and a $596,000, or 47.4% increase in other investment income. The additional loan interest income was primarily due to the increase in the average balance of loans receivable, which was partially offset by a $500,000, or 29.5% decrease in the accretion of purchase discounts on acquired loans to $1.2 million for the six months ended December 31, 2018 from $1.7 million for the same period in fiscal 2018, as a result of reduced repayments as compared to the same period in the previous year. Overall, average loan yields increased 25 basis points to 4.63% for the six months ended December 31, 2018 from 4.38% in the fiscal 2018 period. For the six months ended December 31, 2018 and 2017, the average loan yield included nine and 15 basis points, respectively, from the accretion of purchase discounts on acquired loans.
Total interest expense increased $6.4 million, or 91.9% to $13.3 million for the six months ended December 31, 2018 from $6.9 million for the same period last year. This increase was primarily related to the increase in average interest-bearing deposits and the corresponding 34 basis point increase in the average cost of those deposits, resulting in additional deposit interest expense of $3.5 million for the six months ended December 31, 2018 as compared to the same period in the prior year. The average cost of borrowings increased 91 basis points, more than offsetting a $12.7 million decline in average borrowings resulting in an additional $2.9 million in interest expense from borrowings for the six months ended December 31, 2018 as compared to the same period in the prior year. The overall cost of funds increased 48 basis points to 1.04% for the six months ended December 31, 2018 compared to 0.56% in the corresponding period last year.
Provision for Loan Losses.  There was no provision for loan losses during the six months ended December 31, 2018 or 2017. Net recoveries for the six months ended December 31, 2018 were $359,000 compared to net charge-offs of $61,000 for the same period in fiscal 2017. Net recoveries as a percentage of average loans was (0.03)% for the six months ended December 31, 2018 compared to net charge-offs of 0.01% for the same period last fiscal year.
See "Comparison of Financial Condition - Asset Quality" for additional details.
Noninterest Income.  Noninterest income increased $2.0 million, or 22.7%, to $10.7 million for the six months ended December 31, 2018 from $8.7 million for the six months ended December 31, 2017. The increase was primarily the result of a $1.1 million, or 29.9% increase in service charges on deposit accounts; a $731,000, or 38.8% increase on the gain on sale of loans primarily due to originations and sales of the guaranteed portion of SBA commercial loans; and $244,000, or 20.6% increase in other noninterest income. Partially offsetting these increases was a $164,000 decrease in gain from the sale of premises and equipment for the six months ended December 31, 2018 compared to the same period last year as there were no sales occurring during the current period.
Noninterest Expense.  Noninterest expense for the six months ended December 31, 2018 increased $1.9 million, or 4.5%, to $43.7 million compared to $41.9 million for the six months ended December 31, 2017. The increase was primarily due to a $1.2 million, or 5.0% increase in salaries and employee benefits; a $604,000, or 19.2% increase in computer services; a $198,000, or 49.0% increase in REO related expenses; and a cumulative increase of $202,000, or 2.9% in net occupancy, marketing and advertising, and telephone, postage, and supplies expense. Partially offsetting these increases was a $309,000, or 22.1% decrease in core deposit intangible amortization and a $194,000, or 23.3% decrease in deposit insurance premiums for the six months ended December 31, 2018 compared to the same period last year. Deposit insurance premiums decreased due to reduced premiums as a result of higher levels of capital and lower nonperforming loans.
Income Taxes.  For the six months ended December 31, 2018, the Company's income tax expense was $4.5 million compared to $22.0 million for the six months ended December 31, 2017. The decrease was primarily driven by the absence of the deferred tax revaluation that occurred during the six months ended December 31, 2017 compared to the same period in fiscal 2019. The Company’s corporate federal income tax rate for the six months ended December 31, 2018 and 2017 was 21% and 27.5%, respectively. The Company's effective tax rate for the six months ended December 31, 2018 was 22.1%.
Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts, cash flows from loan payments, commercial paper, and the securities portfolio.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2018, the Bank had an available borrowing capacity of $63.4 million with the FHLB of Atlanta, a $137.4 million line of credit with the FRB and three lines of credit with three unaffiliated banks totaling $70.0 million. At December 31, 2018, we had $688.0 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At December 31, 2018 brokered deposits totaled $139.7 million, or 6.2% of total deposits compared to $108.9 million, or 4.9% of total deposits at June 30, 2018.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits, federal funds, and commercial paper. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. The Company's primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2018, the Company (on an unconsolidated basis) had liquid assets of $8.7 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2018, the total approved loan commitments and unused lines of credit outstanding amounted to $258.0 million and $488.1 million, respectively, as compared to $259.7 million and $491.6 million, respectively, as of June 30, 2018. Certificates of deposit scheduled to mature in one year or less at December 31, 2018, totaled $289.5 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During the first six months of fiscal 2019, cash and cash equivalents increased $560,000, or 0.8%, to $71.3 million as of December 31, 2018 from $70.7 million as of June 30, 2018. Cash provided by operating and financing activities was $6.3 million and $98.6 million, respectively; while cash used in investing activities was $104.4 million. Primary sources of cash for the six months ended December 31, 2018 included $15.0 million in maturing certificates of deposit in other financial institutions, net of purchases, $11.6 million in maturing securities available for sale, $9.7 million in principal repayments from mortgage-backed securities, a $61.8 million increase in deposits, and a $53.0 million net increase in borrowings. Primary uses of cash during the period included a net increase in commercial paper of $7.2 million, an increase in loans of $109.0 million, $15.8 million of purchases of securities available for sale, $5.5 million in purchases of operating lease equipment and $15.6 million in common stock repurchases. All sources and uses of cash reflect our cash management strategy to increase our higher yielding investments and loans by increasing lower costing borrowings and reducing our holdings of lower yielding investments.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the six months ended December 31, 2018, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at December 31, 2018, is as follows (in thousands):

Undisbursed portion of construction loans	$197,728
Commitments to make loans	60,248
Unused lines of credit	488,071
Unused letters of credit	8,826
Total loan commitments	$754,873
Capital Resources
At December 31, 2018, stockholder's equity totaled $411.0 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.
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
At December 31, 2018, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at December 31, 2018 under applicable regulatory requirements.

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.

As of December 31, 2018
Common Equity Tier I Capital to Risk-Weighted Assets	$377,144	12.55%	$135,186	4.50%	$195,269	6.50%
Tier I Capital (to Total Adjusted Assets)	$377,144	11.31%	$133,395	4.00%	$166,744	5.00%
Tier I Capital (to Risk-weighted Assets)	$377,144	12.55%	$180,248	6.00%	$240,331	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$399,018	13.28%	$240,331	8.00%	$300,414	10.00%

As of June 30, 2018
Common Equity Tier I Capital to Risk-Weighted Assets	$372,188	12.97%	$129,109	4.50%	$186,491	6.50%
Tier I Capital (to Total Adjusted Assets)	$372,188	11.45%	$130,032	4.00%	$162,539	5.00%
Tier I Capital (to Risk-weighted Assets)	$372,188	12.97%	$172,145	6.00%	$229,527	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$393,703	13.72%	$229,527	8.00%	$286,909	10.00%

HomeTrust Bank:

As of December 31, 2018
Common Equity Tier I Capital to Risk-Weighted Assets	$355,765	11.86%	$135,038	4.50%	$195,054	6.50%
Tier I Capital (to Total Adjusted Assets)	$355,765	10.68%	$133,294	4.00%	$166,618	5.00%
Tier I Capital (to Risk-weighted Assets)	$355,765	11.86%	$180,050	6.00%	$240,067	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$377,574	12.58%	$240,067	8.00%	$300,084	10.00%

As of June 30, 2018
Common Equity Tier I Capital to Risk-Weighted Assets	$335,152	11.70%	$128,889	4.50%	$186,173	6.50%
Tier I Capital (to Total Adjusted Assets)	$335,152	10.33%	$129,769	4.00%	$162,211	5.00%
Tier I Capital (to Risk-weighted Assets)	$335,152	11.70%	$171,852	6.00%	$229,136	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$356,603	12.45%	$229,136	8.00%	$286,421	10.00%
In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total risk-based capital ratios, HomeTrust Bancshares, Inc. and the Bank now have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The new capital conservation buffer requirement was phased in beginning in January 2016 when a buffer more than 0.625% of risk-weighted assets was required, which amount increased each year by 0.625% to an amount more than 2.5% of risk weighted assets on January 1, 2019. At December 31, 2018, the conservation buffer was an amount more than 1.875%
Impact of Inflation
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
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2018, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of December 31, 2018, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.
PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings
The "Litigation" section of Note 10 to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2018:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
October 1 - October 31, 2018	227,000	$27.93	227,000	298,855
November 1 - November 30, 2018	87,855	27.48	87,855	—
December 1 - December 31, 2018	116,600	25.17	116,600	815,001
Total	431,455	$27.61	431,455	815,001
On December 6, 2018, the Company announced that its Board of Directors had authorized the repurchase of up to 931,601 shares of the Company's common stock, representing 5% of the Company's outstanding shares at the time of the announcement. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of December 31, 2018, 116,600 of the shares approved on December 6, 2018 had been purchased at an average price of $25.17.

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

(o)
10.1	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(t)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(q)
10.3	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares,Inc. and C. Hunter Westbrook	(q)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(s)
10.4	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares,Inc. and Tony J. VunCannon	(q)
10.5	Employment Agreement between HomeTrust Bancshares, Inc. and Howard L. Sellinger	(q)
10.6	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(b)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(b)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(b)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(b)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(b)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(b)
10.7E	SERP Joinder Agreement for Stan Allen	(b)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(b)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(b)
10.7H	SERP Joinder Agreement for William T. Flynt	(b)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(f)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(b)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(b)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(b)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(b)

10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(b)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(b)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(b)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(b)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(b)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(b)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(b)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(g)
10.13	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(h)
10.14	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(h)
10.15	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(h)
10.16	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(h)
10.17	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(h)
10.18	Reserved
10.19	Reserved
10.20	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(k)
10.21	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(k)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(k)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(k)
10.24	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(k)
10.25	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(k)
10.26	Offer Letter between HomeTrust Bank and Keith J. Houghton	(m)
10.27	Reserved
10.28	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(q)
10.29	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(r)
10.30	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Paula C. Labian	10.30
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101

(a)	Reserved

(b)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(c)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(d)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).

(e)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).

(f)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(g)	Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(h)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(i)	Reserved.

(j)	Filed as an exhibit to Jefferson Bancshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(k)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(l)	Reserved.

(m)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).

(n)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2016 (File No. 001-35593).

(o)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on August 21, 2018 (File No. 001-35593).

(p)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on May 1, 2018 (File No. 001-35593).

(q)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 11, 2018 (File No. 001-35593).

(r)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (File No. 001-35593).

(s)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2018 (File No. 001-35593.

(t)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-35593).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: February 8, 2018	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: February 8, 2018	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)