Form 10-Q
period 2019-03-31
HomeTrust Bancshares, Inc.
filed 2019-05-09
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[  ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number:     001-35593

HOMETRUST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-5055422
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	HTBI	The NASDAQ Stock Market LLC
There were 18,237,485 shares of common stock, par value of $.01 per share, issued and outstanding as of May 7, 2018.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	March 31, 2019	June 30, 2018 (1)
Assets
Cash	$40,633	$45,222
Interest-bearing deposits	37,678	25,524
Cash and cash equivalents	78,311	70,746
Commercial paper	246,903	229,070
Certificates of deposit in other banks	56,209	66,937
Debt securities available for sale, at fair value	139,112	154,993
Other investments, at cost	51,122	41,931
Loans held for sale	14,745	5,873
Total loans, net of deferred loan fees	2,660,647	2,525,852
Allowance for loan losses	(24,416)	(21,060)
Net loans	2,636,231	2,504,792
Premises and equipment, net	67,983	62,537
Accrued interest receivable	10,885	9,344
Real estate owned ("REO")	3,003	3,684
Deferred income taxes	28,832	32,565
Bank owned life insurance ("BOLI")	89,663	88,028
Goodwill	25,638	25,638
Core deposit intangibles	2,948	4,528
Other assets	6,152	3,503
Total Assets	$3,457,737	$3,304,169
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,308,395	$2,196,253
Borrowings	680,000	635,000
Capital lease obligations	1,888	1,914
Other liabilities	60,224	61,760
Total liabilities	3,050,507	2,894,927
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 18,265,535 shares issued and outstanding at March 31, 2019; 19,041,668 at June 30, 2018	183	191
Additional paid in capital	196,824	217,480
Retained earnings	217,490	200,575
Unearned Employee Stock Ownership Plan ("ESOP") shares	(7,009)	(7,406)
Accumulated other comprehensive loss	(258)	(1,598)
Total stockholders' equity	407,230	409,242
Total Liabilities and Stockholders' Equity	$3,457,737	$3,304,169
(1)    Derived from audited financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Interest and Dividend Income
Loans	$30,770	$26,355	$90,042	$77,745
Securities available for sale	850	916	2,582	2,791
Commercial paper and interest-bearing deposits in other banks	2,283	1,498	6,106	3,970
Other investments	821	626	2,674	1,883
Total interest and dividend income	34,724	29,395	101,404	86,389
Interest Expense
Deposits	4,404	1,622	10,761	4,509
Borrowings	3,741	2,414	10,691	6,460
Total interest expense	8,145	4,036	21,452	10,969
Net Interest Income	26,579	25,359	79,952	75,420
Provision for Loan Losses	5,500	—	5,500	—
Net Interest Income after Provision for Loan Losses	21,079	25,359	74,452	75,420
Noninterest Income
Service charges and fees on deposit accounts	2,265	1,935	7,243	5,766
Loan income and fees	134	330	757	910
Gain on sale of loans held for sale	1,472	1,080	4,086	2,963
BOLI income	518	536	1,574	1,616
Gain from sale of premises and equipment	—	—	—	164
Other, net	997	648	2,424	1,831
Total noninterest income	5,386	4,529	16,084	13,250
Noninterest Expense
Salaries and employee benefits	13,463	11,927	39,005	36,252
Net occupancy expense	2,478	2,389	7,376	7,211
Marketing and advertising	400	334	1,219	1,106
Telephone, postage, and supplies	698	748	2,210	2,181
Deposit insurance premiums	320	413	959	1,246
Computer services	1,980	1,600	5,724	4,740
Loss on sale and impairment of REO	246	194	500	152
REO expense	200	311	548	757
Core deposit intangible amortization	488	642	1,580	2,042
Other	2,705	2,496	7,598	7,230
Total noninterest expense	22,978	21,054	66,719	62,917
Income Before Income Taxes	3,487	8,834	23,817	25,753
Income Tax Expense	185	2,707	4,684	24,725
Net Income	$3,302	$6,127	$19,133	$1,028
Per Share Data:
Net income per common share:
Basic	$0.19	$0.34	$1.07	$0.06
Diluted	$0.18	$0.32	$1.02	$0.06
Cash dividends declared per common share	$0.06	$—	$0.12	$—
Average shares outstanding:
Basic	17,506,018	18,052,000	17,811,962	17,997,997
Diluted	18,197,429	18,761,586	18,528,161	18,688,486
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net Income	$3,302	$6,127	$19,133	$1,028
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	992	(1,216)	1,740	(2,074)
Deferred income tax benefit (expense)	(228)	365	(400)	622
Total other comprehensive income (loss)	$764	$(851)	$1,340	$(1,452)
Comprehensive Income (Loss)	$4,066	$5,276	$20,473	$(424)
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	18,520,825	$185	$203,660	$215,289	$(7,142)	$(1,022)	$410,970
Net income	—	—	—	3,302	—	—	3,302
Cash dividends paid on common stock	—	—	—	(1,101)	—	—	(1,101)
Stock repurchased	(297,400)	(2)	(7,673)	—	—	—	(7,675)
Forfeited restricted stock	(1,600)	—	—	—	—	—	—
Retired stock	(6,826)	—	(188)	—	—	—	(188)
Granted restricted stock	23,625	—	—	—	—	—	—
Exercised stock options	26,911	—	396	—	—	—	396
Stock option expense	—	—	181	—	—	—	181
Restricted stock expense	—	—	228	—	—	—	228
ESOP shares allocated	—	—	220	—	133	—	353
Other comprehensive income	—	—	—	—	—	764	764
Balance at March 31, 2019	18,265,535	$183	$196,824	$217,490	$(7,009)	$(258)	$407,230

	Nine Months Ended March 31, 2019
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2018	19,041,668	$191	$217,480	$200,575	$(7,406)	$(1,598)	$409,242
Net income	—	—	—	19,133	—	—	19,133
Cash dividends paid on common stock	—	—	—	(2,218)	—	—	(2,218)
Stock repurchased	(857,155)	(8)	(23,313)	—	—	—	(23,321)
Forfeited restricted stock	(4,300)	—	—	—	—	—	—
Retired stock	(7,414)	—	(205)	—	—	—	(205)
Granted restricted stock	23,625	—	—	—	—	—	—
Exercised stock options	69,111	—	1,004	—	—	—	1,004
Stock option expense	—	—	540	—	—	—	540
Restricted stock expense	—	—	625	—	—	—	625
ESOP shares allocated	—	—	693	—	397	—	1,090
Other comprehensive income	—	—	—	—	—	1,340	1,340
Balance at March 31, 2019	18,265,535	$183	$196,824	$217,490	$(7,009)	$(258)	$407,230

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity (continued)
(Dollars in thousands)

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	18,967,175	$190	$215,928	$187,241	$(7,670)	$(328)	$395,361
Net income	—	—	—	6,127	—	—	6,127
Retired stock	(19,007)	—	(494)	—	—	—	(494)
Granted restricted stock	53,200	—	—	—	—	—	—
Exercised stock options	33,500	—	496	—	—	—	496
Stock option expense	—	—	308	—	—	—	308
Restricted stock expense	—	—	261	—	—	—	261
ESOP shares allocated	—	—	213	—	132	—	345
Other comprehensive loss	—	—	—	—	—	(851)	(851)
Balance at March 31, 2018	19,034,868	$190	$216,712	$193,368	$(7,538)	$(1,179)	$401,553

	Nine Months Ended March 31, 2018
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2017	18,967,875	$190	$213,459	$191,660	$(7,935)	$273	$397,647
Net income	—	—	—	1,028	—	—	1,028
Cumulative-effect adjustment on the change in accounting for share-based payments	—	—	—	680	—	—	680
Forfeited restricted stock	(6,600)	—	—	—	—	—	—
Retired stock	(19,007)	—	(494)	—	—		(494)
Granted restricted stock	55,200	—	—	—	—		—
Exercised stock options	37,400	—	553	—	—	—	553
Stock option expense	—	—	1,517	—	—	—	1,517
Restricted stock expense	—	—	1,066	—	—	—	1,066
ESOP shares allocated	—	—	611	—	397	—	1,008
Other comprehensive loss	—	—	—	—	—	(1,452)	(1,452)
Balance at March 31, 2018	19,034,868	$190	$216,712	$193,368	$(7,538)	$(1,179)	$401,553
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended March 31,
	2019	2018
Operating Activities:
Net income	$19,133	$1,028
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,500	—
Depreciation	3,046	2,842
Deferred income tax expense	3,333	24,403
Net amortization and accretion	(5,648)	(4,141)
Gain from sale of premises and equipment	—	(164)
Loss on sale and impairment of REO	500	152
Gain on sale of loans held for sale	(4,086)	(2,963)
Origination of loans held for sale	(122,763)	(103,557)
Proceeds from sales of loans held for sale	114,010	106,056
Increase (decrease) in deferred loan fees, net	(389)	123
Increase in accrued interest receivable and other assets	(4,127)	(2,998)
Amortization of core deposit intangibles	1,580	2,042
BOLI income	(1,574)	(1,616)
ESOP compensation expense	1,090	1,008
Restricted stock and stock option expense	1,165	2,583
Decrease in other liabilities	(1,536)	68
Net cash provided by operating activities	9,234	24,866
Investing Activities:
Purchase of securities available for sale	(31,675)	—
Proceeds from maturities of securities available for sale	21,400	19,680
Net purchases of commercial paper	(12,986)	(87,096)
Purchase of certificates of deposit in other banks	(15,664)	(13,217)
Maturities of certificates of deposit in other banks	26,392	61,273
Principal repayments of mortgage-backed securities	27,144	16,112
Net redemptions (purchases) of other investments	(9,191)	2,572
Net increase in loans	(131,671)	(92,774)
Purchase of BOLI	(75)	(81)
Proceeds from redemption of BOLI	14	146
Purchase of premises and equipment	(1,068)	(2,678)
Purchase of operating lease equipment	(7,424)	—
Capital improvements to REO	—	(18)
Proceeds from sale of premises and equipment	—	923
Proceeds from sale of REO	759	2,288
Net cash used in investing activities	(134,045)	(92,870)
Financing Activities:
Net increase in deposits	112,142	131,873
Net increase (decrease) in other borrowings	45,000	(71,500)
Common stock repurchased	(23,321)	—
Cash dividends paid	(2,218)	—
Retired stock	(205)	(494)
Exercised stock options	1,004	553
Decrease in capital lease obligations	(26)	(17)
Net cash provided by financing activities	132,376	60,415
Net Increase in Cash and Cash Equivalents	7,565	(7,589)
Cash and Cash Equivalents at Beginning of Period	70,746	86,985
Cash and Cash Equivalents at End of Period	$78,311	$79,396

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
Supplemental Disclosures:	Nine Months Ended March 31,
	2019	2018
Cash paid during the period for:
Interest	$19,907	$10,674
Income taxes	455	477
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	1,340	(1,452)
Transfers of loans to REO	578	1,157
Transfers of loans held for sale from loans held for investment	5,794	—
Cumulative-effect adjustment on the change in accounting for share-based payments	—	680
Transfers of loans to held for sale to loans held for investment	9,761	—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2018 ("2018 Form 10-K") filed with the SEC on September 13, 2018. The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2019.
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
In March 2017, FASB issued ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The ASU requires entities to amortize the premium on certain purchased callable debt securities to the earliest call date, which more closely aligns the amortization period of premiums and discounts to expectations incorporated in the market prices. Entities will no longer recognize a loss in earnings upon the debtor's exercise of a call on a purchased debt security held at a premium. The ASU does not require any accounting change for debt securities held at a discount, therefore the discount will continue to be amortized as an adjustment of yield over the contractual life of the investment. The Company adopted this ASU on January 1, 2019. The adoption did not have a material effect on the Company's Consolidated Financial Statements.
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
In March 2019, the FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements." The amendments in this update include the following items: i) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; ii) requiring cash received from lessors from sales-type and direct financing leases to be presented in the cash flow statement within investing activities; and iii) clarifying interim disclosure requirements. The effective date and transition requirements for the first and second items of this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 and early adoption is permitted..The effective date and transition requirements for the third item of this ASU is the same as ASU 2016-02. The adoption of ASU No. 2019-01 is not expected to have a material impact on the Company's Consolidated Financial Statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

3.	Debt Securities
Securities available for sale consist of the following at the dates indicated:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$29,083	$48	$(79)	$29,052
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	76,232	139	(586)	75,785
Municipal Bonds	28,045	272	(61)	28,256
Corporate Bonds	6,087	31	(99)	6,019
Total	$139,447	$490	$(825)	$139,112

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$48,025	$1	$(484)	$47,542
Residential Mortgage-backed Securities of U.S. Government
Agencies and Government-Sponsored Enterprises	71,949	88	(1,438)	70,599
Municipal Bonds	30,865	127	(226)	30,766
Corporate Bonds	6,166	25	(168)	6,023
Equity Securities	63	—	—	63
Total	$157,068	$241	$(2,316)	$154,993
Debt securities available for sale by contractual maturity at March 31, 2019 are shown below. Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	Available-For-Sale
	March 31, 2019
	Amortized Cost	Estimated Fair Value
Due within one year	$9,653	$9,638
Due after one year through five years	41,397	41,354
Due after five years through ten years	4,160	4,325
Due after ten years	8,005	8,010
Mortgage-backed securities	76,232	75,785
Total	$139,447	$139,112
The Company had no sales of securities available for sale during the three and nine months ended March 31, 2019 and 2018. There were no gross realized gains or losses for the three and nine months ended March 31, 2019 and 2018.

Securities available for sale with costs totaling $125,081 and $136,914 and market values of $124,807 and $135,313 at March 31, 2019 and June 30, 2018, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2019 and June 30, 2018 were as follows:

	March 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$—	$—	$21,906	$(79)	$21,906	$(79)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	17,747	(26)	39,187	(560)	56,934	(586)
Municipal Bonds	—	—	12,246	(61)	12,246	(61)
Corporate Bonds	387	(12)	3,579	(87)	3,966	(99)
Total	$18,134	$(38)	$76,918	$(787)	$95,052	$(825)

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$10,962	$(93)	$35,605	$(391)	$46,567	$(484)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	39,238	(827)	21,297	(611)	60,535	(1,438)
Municipal Bonds	19,795	(208)	1,446	(18)	21,241	(226)
Corporate Bonds	—	—	3,566	(168)	3,566	(168)
Total	$69,995	$(1,128)	$61,914	$(1,188)	$131,909	$(2,316)
The total number of securities with unrealized losses at March 31, 2019, and June 30, 2018 were 170 and 218, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other-than-temporary impairment losses during the nine months ended March 31, 2019 or the year ended June 30, 2018.

4.	Other Investments
Other investments, at cost consist of the following at the dates indicated:

	March 31, 2019	June 30, 2018
FHLB of Atlanta(1)	$31,968	$29,907
Federal Reserve Bank of Richmond ("FRB")(1)	7,329	7,307
Small Business Investment Companies ("SBIC")(2)(3)	5,849	4,717
Other (2)	5,976	—
Total	$51,122	$41,931

(1)
As a requirement for membership, the Bank invests in the stock of both the FHLB of Atlanta and the Federal Reserve Bank of Richmond ("FRB"). No ready market exists for these securities so carrying value approximates their fair value based on the redemption provisions of the FHLB of Atlanta and the FRB, respectively.

(2)	SBIC and other investment funds are considered nonmarketable investment securities and are qualified investments under the Community Reinvestment Act ("CRA").

(3)	Prior to the adoption of ASU 2016-01, SBIC Investments were maintained in other assets.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

5.	Loans
Loans consist of the following at the dates indicated:

	March 31, 2019	June 30, 2018
Retail consumer loans:
One-to-four family	$658,723	$664,289
HELOCs - originated	133,203	137,564
HELOCs - purchased	128,832	166,276
Construction and land/lots	76,153	65,601
Indirect auto finance	162,127	173,095
Consumer	19,374	12,379
Total retail consumer loans	1,178,412	1,219,204
Commercial loans:
Commercial real estate	892,383	857,315
Construction and development	214,511	192,102
Commercial and industrial	263,646	148,823
Municipal leases	112,067	109,172
Total commercial loans	1,482,607	1,307,412
Total loans	2,661,019	2,526,616
Deferred loan fees, net	(372)	(764)
Total loans, net of deferred loan fees	2,660,647	2,525,852
Allowance for loan losses	(24,416)	(21,060)
Loans, net	$2,636,231	$2,504,792
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.
The Company's total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2019
Retail consumer loans:
One-to-four family	$641,923	$2,071	$8,338	$370	$10	$652,712
HELOCs - originated	131,675	111	1,024	164	6	132,980
HELOCs - purchased	128,352	—	480	—	—	128,832
Construction and land/lots	75,564	62	146	—	—	75,772
Indirect auto finance	161,447	—	680	—	—	162,127
Consumer	17,954	575	837	1	7	19,374
Commercial loans:
Commercial real estate	865,676	8,356	10,451	—	—	884,483
Construction and development	210,853	421	1,765	120	—	213,159
Commercial and industrial	257,210	1,637	666	2,352	1	261,866
Municipal leases	111,771	296	—	—	—	112,067
Total loans	$2,602,425	$13,529	$24,387	$3,007	$24	$2,643,372

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2018
Retail consumer loans:
One-to-four family	$643,077	$3,576	$10,059	$746	$14	$657,472
HELOCs - originated	135,336	113	1,735	150	6	137,340
HELOCs - purchased	166,089	—	187	—	—	166,276
Construction and land/lots	64,823	23	257	54	—	65,157
Indirect auto finance	172,675	—	420	—	—	173,095
Consumer	11,723	85	558	2	11	12,379
Commercial loans:
Commercial real estate	835,485	5,804	6,787	—	—	848,076
Construction and development	187,187	621	2,067	—	—	189,875
Commercial and industrial	145,177	1,279	414	—	—	146,870
Municipal leases	108,864	308	—	—	—	109,172
Total loans	$2,470,436	$11,809	$22,484	$952	$31	$2,505,712
The Company's total purchased credit impaired ("PCI") loans by segment, class, and risk grade at the dates indicated follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2019
Retail consumer loans:
One-to-four family	$4,222	$225	$1,564	$—	$—	$6,011
HELOCs - originated	223	—	—	—	—	223
Construction and land/lots	152	—	229	—	—	381
Commercial loans:
Commercial real estate	4,557	1,936	1,407	—	—	7,900
Construction and development	480	—	872	—	—	1,352
Commercial and industrial	1,777	—	—	—	3	1,780
Total loans	$11,411	$2,161	$4,072	$—	$3	$17,647

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2018
Retail consumer loans:
One-to-four family	$4,620	$388	$1,809	$—	$—	$6,817
HELOCs - originated	224	—	—	—	—	224
Construction and land/lots	444	—	—	—	—	444
Commercial loans:
Commercial real estate	4,718	2,162	2,359	—	—	9,239
Construction and development	547	—	1,680	—	—	2,227
Commercial and industrial	1,894	—	59	—	—	1,953
Total loans	$12,447	$2,550	$5,907	$—	$—	$20,904

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
March 31, 2019
Retail consumer loans:
One-to-four family	$2,439	$1,260	$3,699	$655,024	$658,723
HELOCs - originated	44	430	474	132,729	133,203
HELOCs - purchased	230	298	528	128,304	128,832
Construction and land/lots	23	—	23	76,130	76,153
Indirect auto finance	545	81	626	161,501	162,127
Consumer	155	389	544	18,830	19,374
Commercial loans:
Commercial real estate	—	761	761	891,622	892,383
Construction and development	—	1,253	1,253	213,258	214,511
Commercial and industrial	445	53	498	263,148	263,646
Municipal leases	—	—	—	112,067	112,067
Total loans	$3,881	$4,525	$8,406	$2,652,613	$2,661,019

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2018
Retail consumer loans:
One-to-four family	$3,001	$1,756	$4,757	$659,532	$664,289
HELOCs - originated	98	268	366	137,198	137,564
HELOCs - purchased	—	—	—	166,276	166,276
Construction and land/lots	44	54	98	65,503	65,601
Indirect auto finance	335	127	462	172,633	173,095
Consumer	238	39	277	12,102	12,379
Commercial loans:
Commercial real estate	169	1,412	1,581	855,734	857,315
Construction and development	260	1,928	2,188	189,914	192,102
Commercial and industrial	15	69	84	148,739	148,823
Municipal leases	—	—	—	109,172	109,172
Total loans	$4,160	$5,653	$9,813	$2,516,803	$2,526,616

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follows:

	March 31, 2019		June 30, 2018
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$3,275	$—	$4,308	$—
HELOCs - originated	586	—	656	—
HELOCs - purchased	481	—	187	—
Construction and land/lots	—	—	165	—
Indirect auto finance	421	—	255	—
Consumer	400	—	321	—
Commercial loans:
Commercial real estate	1,744	—	2,863	—
Construction and development	1,502	—	2,045	—
Commercial and industrial	2,923	—	114	—
Municipal leases	—	—	—	—
Total loans	$11,332	$—	$10,914	$—
PCI loans totaling $1,928 at March 31, 2019 and $3,353 at June 30, 2018 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
Troubled debt restructurings ("TDRs") are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Additionally, all TDRs are considered impaired. The Company had no commitments to lend additional funds on these TDR loans at March 31, 2019.
The Company's loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follows:

	March 31, 2019	June 30, 2018
Performing TDRs included in impaired loans	$24,590	$21,251
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$199	$7,236	$13,984	$21,419	$566	$8,191	$12,333	$21,090
Provision for (recovery of) loan losses	2	(818)	6,316	5,500	239	(172)	(67)	—
Charge-offs	—	(288)	(2,648)	(2,936)	(345)	(240)	(31)	(616)
Recoveries	—	331	102	433	—	393	605	998
Balance at end of period	$201	$6,461	$17,754	$24,416	$460	$8,172	$12,840	$21,472

	Nine Months Ended March 31, 2019				Nine Months Ended March 31, 2018
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$483	$7,527	$13,050	$21,060	$727	$8,585	$11,839	$21,151
Provision for (recovery of) loan losses	(282)	(1,223)	7,005	5,500	78	(423)	345	—
Charge-offs	—	(881)	(2,728)	(3,609)	(345)	(767)	(739)	(1,851)
Recoveries	—	1,038	427	1,465	—	777	1,395	2,172
Balance at end of period	$201	$6,461	$17,754	$24,416	$460	$8,172	$12,840	$21,472

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total
March 31, 2019
Retail consumer loans:
One-to-four family	$61	$66	$2,402	$2,529	$6,011	$5,396	$647,316	$658,723
HELOCs - originated	—	5	1,041	1,046	223	5	132,975	133,203
HELOCs - purchased	—	—	596	596	—	—	128,832	128,832
Construction and land/lots	—	—	1,198	1,198	381	327	75,445	76,153
Indirect auto finance	—	—	926	926	—	—	162,127	162,127
Consumer	—	7	220	227	—	7	19,367	19,374
Commercial loans:
Commercial real estate	118	11	7,981	8,110	7,900	8,091	876,392	892,383
Construction and development	6	5	3,236	3,247	1,352	1,529	211,630	214,511
Commercial and industrial	16	2,354	3,728	6,098	1,780	2,370	259,496	263,646
Municipal leases	—	—	439	439	—	—	112,067	112,067
Total	$201	$2,448	$21,767	$24,416	$17,647	$17,725	$2,625,647	$2,661,019
June 30, 2018
Retail consumer loans:
One-to-four family	$98	$125	$3,137	$3,360	$6,817	$7,104	$650,368	$664,289
HELOCs - originated	—	6	1,117	1,123	224	452	136,888	137,564
HELOCs - purchased	—	—	795	795	—	—	166,276	166,276
Construction and land/lots	—	19	1,134	1,153	444	583	64,574	65,601
Indirect auto finance	—	—	1,126	1,126	—	—	173,095	173,095
Consumer	—	11	57	68	—	11	12,368	12,379
Commercial loans:
Commercial real estate	138	28	8,029	8,195	9,239	3,511	844,565	857,315
Construction and development	229	8	3,109	3,346	2,227	2,223	187,652	192,102
Commercial and industrial	18	—	1,458	1,476	1,953	—	146,870	148,823
Municipal leases	—	—	418	418	—	—	109,172	109,172
Total	$483	$197	$20,380	$21,060	$20,904	$13,884	$2,491,828	$2,526,616
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's impaired loans and the related allowance, by segment and class, excluding PCI loans, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment With a Recorded Allowance	Recorded Investment With No Recorded Allowance	Total	Related Recorded Allowance
March 31, 2019
Retail consumer loans:
One-to-four family	$18,463	$12,501	$3,169	$15,670	$479
HELOCs - originated	1,597	657	292	949	7
HELOCs - purchased	481	—	481	481	—
Construction and land/lots	1,940	976	328	1,304	26
Indirect auto finance	523	348	101	449	2
Consumer	1,976	358	1,121	1,479	5
Commercial loans:
Commercial real estate	9,457	1,303	7,857	9,160	19
Construction and development	3,056	973	909	1,882	7
Commercial and industrial	8,689	3,006	2	3,008	2,362
Municipal leases	—	—	—	—	—
Total impaired loans	$46,182	$20,122	$14,260	$34,382	$2,907
June 30, 2018
Retail consumer loans:
One-to-four family	$23,295	$16,035	$4,140	$20,175	$554
HELOCs - originated	2,544	1,017	737	1,754	9
HELOCs - purchased	187	—	187	187	—
Construction and land/lots	2,348	1,098	446	1,544	53
Indirect auto finance	395	122	133	255	1
Consumer	501	12	46	58	11
Commercial loans:
Commercial real estate	5,343	2,862	2,246	5,108	42
Construction and development	3,166	828	1,217	2,045	14
Commercial and industrial	4,898	235	—	235	3
Municipal leases	—	—	—	—	—
Total impaired loans	$42,677	$22,209	$9,152	$31,361	$687
The table above includes $16,657 and $19,926, of impaired loans that were not individually evaluated at March 31, 2019 and June 30, 2018, respectively, because these loans did not meet the Company's threshold for individual impairment evaluation. The recorded allowance above includes $459 and $490 related to these loans that were not individually evaluated at March 31, 2019 and June 30, 2018, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's average recorded investment in impaired loans and interest income recognized on impaired loans for the three and nine months ended March 31, 2019 and 2018 follows:

	Three Months Ended
	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$16,499	$237	$23,988	$325
HELOCs - originated	957	18	2,280	36
HELOC - purchased	333	3	189	4
Construction and land/lots	1,356	24	1,594	28
Indirect auto finance	361	6	295	4
Consumer	1,580	17	39	4
Commercial loans:
Commercial real estate	4,116	123	6,818	54
Construction and development	1,696	16	3,050	18
Commercial and industrial	188	80	1,264	22
Municipal leases	—	—	98	—
Total loans	$27,086	$524	$39,615	$495

	Nine Months Ended
	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$17,878	$699	$24,495	$916
HELOCs - originated	1,067	52	2,566	83
HELOCs - purchased	235	10	190	10
Construction and land/lots	1,491	75	1,633	82
Indirect auto finance	341	19	192	17
Consumer	1,335	58	39	12
Commercial loans:
Commercial real estate	4,376	313	7,196	161
Construction and development	1,800	51	2,852	71
Commercial and industrial	201	222	1,665	68
Municipal leases	—	—	176	6
Total loans	$28,724	$1,499	$41,004	$1,426
A summary of changes in the accretable yield for PCI loans for the three and nine months ended March 31, 2019 and 2018 follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Accretable yield, beginning of period	$5,232	$6,221
Reclass from nonaccretable yield (1)	118	163
Other changes, net (2)	528	222
Interest income	(412)	(501)
Accretable yield, end of period	$5,466	$6,105

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Nine Months Ended
	March 31, 2019	March 31, 2018
Accretable yield, beginning of period	$5,734	$7,080
Reclass from nonaccretable yield (1)	542	441
Other changes, net (2)	863	329
Interest income	(1,673)	(1,745)
Accretable yield, end of period	$5,466	$6,105
______________________________________

(1)	Represents changes attributable to expected losses assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.

For the three and nine months ended March 31, 2019 and 2018, the following tables present a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Extended payment terms:
Retail consumer:
One-to-four family	2	$212	$212	—	$—	$—
HELOCs - originated	1	15	15	—	—	—
Total	3	$227	$227	—	$—	$—
Other TDRs:
Retail consumer:
One-to-four family	2	$335	$334	5	$470	$465
Construction and land/lots	1	29	28	—	—	—
Commercial:
Commercial real estate	2	5,424	5,423	—	—	—
Construction and development	1	182	182	—	—	—
Total	6	$5,970	$5,967	5	$470	$465
Total	9	$6,197	$6,194	5	$470	$465

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Nine Months Ended March 31, 2019			Nine Months Ended March 31, 2018
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	1	$85	$84	—	$—	$—
Total	1	$85	$84	—	$—	$—
Extended payment terms:
Retail consumer:
One-to-four family	2	$212	$212	4	$462	$450
HELOCs - originated	1	15	15	—	—	—
Construction and land/lots	—	—	—	1	36	34
Total	3	$227	$227	5	$498	$484
Other TDRs:
Retail consumer:
One-to-four family	10	$841	$829	19	$1,583	$1,559
Construction and land/lots	1	29	28	—	—	—
Indirect auto finance	1	33	29	—	—	—
Consumer	1	2	2	—	—	—
Commercial:
Commercial real estate	2	5,424	5,423	—	—	—
Construction and development	1	182	182	—	—	—
Total	16	$6,511	$6,493	19	$1,583	$1,559
Total	20	$6,823	$6,804	24	$2,081	$2,043
The following tables present loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
One-to-four family	2	$184	2	$145
Consumer	1	2	—	—
Total	3	$186	2	$145
Total	3	$186	2	$145

	Nine Months Ended March 31, 2019		Nine Months Ended March 31, 2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
One-to-four family	2	$184	2	$145
Consumer	1	2	—	—
Total	3	$186	2	$145
Total	3	$186	2	$145

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

6.	Real Estate Owned
The activity within REO for the periods shown is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Balance at beginning of period	$2,955	$4,818	$3,684	$6,318
Transfers from loans	482	566	578	1,157
Sales, net of gain or loss	(397)	(143)	(971)	(1,901)
Writedowns	(37)	(188)	(288)	(539)
Capital improvements	—	—	—	18
Balance at end of period	$3,003	$5,053	$3,003	$5,053
At March 31, 2019 and June 30, 2018, the Bank had $867 and $998 respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $663 and $395 at March 31, 2019 and June 30, 2018, respectively.
7. Income Taxes
Income tax expense for the periods shown is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Current:
Federal	$534	$81	$744	$311
State	178	3	607	11
Total current expense	712	84	1,351	322
Deferred:
Federal	(144)	2,139	3,556	5,820
State	(58)	166	102	572
Adjustment due to the Tax Cuts and Jobs Act	(325)	318	(325)	18,011
Total deferred expense	(527)	2,623	3,333	24,403
Total income tax expense	$185	$2,707	$4,684	$24,725

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2019		2018		2019		2018
	$	Rate	$	Rate	$	Rate	$	Rate
Tax at federal income tax rate	$732	21%	$2,429	28%	$5,002	21%	$7,082	28%
Increase (decrease) resulting from:
Tax exempt income	(208)	(6)%	(270)	(3)%	(645)	(3)%	(811)	(3)%
Nondeductible merger expenses	—	—%	—	—%	—	—%	1	—%
Change in valuation allowance for deferred tax assets, allocated to income tax expense	—	—%	(36)	—%	—	—%	(220)	(1)%
State tax, net of federal benefit	95	2%	122	1%	560	2%	326	1%
Change in deferred tax assets due to North Carolina corporate tax rate decrease	—	—%	—	—%	—	—%	133	—%
Change in deferred tax assets due to the Tax Cuts and Jobs Act	(325)	(9)%	318	4%	(325)	(1)%	18,011	70%
Other	(109)	(3)%	144	1%	92	1%	203	1%
Total	$185	5%	$2,707	31%	$4,684	20%	$24,725	96%
The decrease in the federal corporate income tax rate was the result of enactment of the Tax Cuts and Jobs Act ("Tax Act"), which lowered the Company's statutory federal corporate income tax rate to 21% effective July 1, 2018 from a blended federal corporate income tax rate of 27.5% in the previous fiscal year. Our June 30 fiscal year end required the use of a blended rate as prescribed by the Internal Revenue Code. The blended federal rate of 27.5% was retroactively effective July 1, 2017 and was used for the entire fiscal year ending June 30, 2018. In addition, for the nine months ended March 31, 2018, following a revaluation of net deferred tax assets due to the Tax Act, the Company recorded additional income tax expense of $18.0 million.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at March 31, 2019 and June 30, 2018 are presented below:

	March 31, 2019	June 30, 2018
Deferred tax assets:
Alternative minimum tax credit	$5,190	$4,920
Allowance for loan losses	5,409	4,637
Deferred compensation and post-retirement benefits	9,127	9,400
Accrued vacation and sick leave	18	18
Impairments on real estate owned	507	495
Other than temporary impairment on investments	2,244	2,254
Net operating loss carryforward	5,092	8,635
Discount from business combination	2,430	2,605
Unrealized loss on securities held for sale	77	477
Stock compensation plans	1,888	2,271
Other	1,236	1,562
Total gross deferred tax assets	33,218	37,274
Less valuation allowance	—	(325)
Deferred tax assets	33,218	36,949
Deferred tax (liabilities):
Depreciable basis of fixed assets	(514)	(566)
Deferred loan fees	(509)	(453)
FHLB stock, book basis in excess of tax	(89)	(89)
Other	(3,274)	(3,276)
Total gross deferred tax liabilities	(4,386)	(4,384)
Net deferred tax assets	$28,832	$32,565
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
The Company had federal net operating loss ("NOL") carry forwards of $24,248 and $40,780 as of March 31, 2019 and June 30, 2018, respectively, with a recorded tax benefit of $5,092 and $8,635 included in deferred tax assets. The majority of these NOLs will expire for federal tax purposes from 2024 through 2036. The valuation allowance of $325 was reversed during the quarter ended March 31, 2019 based on clarifying guidance released by the Internal Revenue Service related to the treatment of alternative minimum tax ("AMT") credits under the Tax Act.
Retained earnings at March 31, 2019 and June 30, 2018 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2014.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

8.	Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Numerator:
Net income	$3,302	$6,127	$19,133	$1,028
Allocation of earnings to participating securities	(23)	(45)	(132)	(7)
Numerator for basic EPS - Net income available (loss attributable) to common stockholders	$3,279	$6,082	$19,001	$1,021
Effect of dilutive securities:
Dilutive effect to participating securities	3	2	5	—
Numerator for diluted EPS	$3,282	$6,084	$19,006	$1,021
Denominator:
Weighted-average common shares outstanding - basic	17,506,018	18,052,000	17,811,962	17,997,997
Effect of dilutive shares	691,411	709,586	716,199	690,489
Weighted-average common shares outstanding - diluted	18,197,429	18,761,586	18,528,161	18,688,486
Net income per share - basic	$0.19	$0.34	$1.07	$0.06
Net income per share - diluted	$0.18	$0.32	$1.02	$0.06
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 434,400 and 445,800 stock options that were anti-dilutive for the three and nine months ended March 31, 2019, respectively. There were 420,800 stock options that were anti-dilutive for both the three and nine months ended March 31, 2018.

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
The table below presents share based compensation expense and the estimated related tax benefit for stock options and restricted stock for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Share based compensation expense	$409	$569	$1,165	$2,583
Tax benefit	$96	$159	$274	$723

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents stock option activity for the nine months ended March 31, 2019 and 2018:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2017	1,470,043	$15.22	5.8	$13,533
Granted	360,400	26.00	—	—
Exercised	37,400	14.75	—	—
Forfeited	24,700	14.43	—	—
Expired	43,273	23.82	—	—
Options outstanding at March 31, 2018	1,725,070	$17.28	6.2	$15,136
Exercisable at March 31, 2018	1,230,270	$14.51	5.0	$14,200
Non-vested at March 31, 2018	494,800	$24.16	9.1	$936

Options outstanding at June 30, 2018	1,718,270	$17.29	5.9	$18,664
Granted	40,500	27.51	—	—
Exercised	69,111	14.53	—	—
Forfeited	20,300	23.39	—	—
Expired	945	23.82	—	—
Options outstanding at March 31, 2019	1,668,414	$17.57	5.3	$13,098
Exercisable at March 31, 2019	1,290,814	$15.39	4.4	$12,733
Non-vested at March 31, 2019	377,600	$25.04	8.5	$365
Assumptions used in estimating the fair value of options granted during the nine months ended March 31, 2019 and 2018 are presented below:

	March 31,	March 31,
	2019	2018
Weighted-average volatility	17.84%	17.69%
Expected dividend yield	0.87%	—%
Risk-free interest rate	2.54%	2.67%
Expected life (years)	6.5	6.5
Weighted-average fair value of options granted	$5.88	$6.62
At March 31, 2019, the Company had $2,326 of unrecognized compensation expense related to 377,600 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 2.1 years at March 31, 2019. At March 31, 2018, the Company had $3,741 of unrecognized compensation expense related to 494,800 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 2.5 years at March 31, 2018.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents restricted stock award activity for the nine months ended March 31, 2019 and 2018:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2017	185,630	$17.46	$4,780
Granted	55,200	25.89	—
Vested	100,820	15.14	—
Forfeited	6,600	14.37	—
Non-vested at March 31, 2018	133,410	$22.85	$3,475

Non-vested at June 30, 2018	133,410	$22.85	$3,755
Granted	34,000	27.51	—
Vested	39,310	21.64	—
Forfeited	4,300	19.22	—
Non-vested at March 31, 2019	123,800	$24.65	$2,263
The table above includes performance-based restrictive stock units totaling 10,375 which were granted during the nine months ended March 31, 2019. These stock units are scheduled to vest over 3.0 years assuming certain performance metrics are met.
At March 31, 2019, unrecognized compensation expense was $2,790 related to 123,800 shares of restricted stock originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.1 years at March 31, 2019. At March 31, 2018, unrecognized compensation expense was $2,775 related to 133,410 shares of restricted stock originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.3 years at March 31, 2018.

10.	Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At March 31, 2019 and June 30, 2018, respectively, loan commitments (excluding $189,164 and $209,726 of undisbursed portions of construction loans) totaled $85,543 and $49,949 of which $31,174 and $19,812 were variable rate commitments and $54,369 and $30,137 were fixed rate commitments. The fixed rate loans had interest rates ranging from 2.69% to 7.25% at March 31, 2019 and 2.10% to 6.15% at June 30, 2018, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $356,623 and $491,649 at March 31, 2019 and June 30, 2018, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, we enter into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these commitments was not material at March 31, 2019 or June 30, 2018.
The Company grants construction and permanent loans collateralized primarily by residential and commercial real estate to customers throughout its primary market area. In addition, the Company grants municipal leases to customers throughout North and South Carolina. The Company's loan portfolio can be affected by the general economic conditions within these market areas.
Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the FRB. The daily average calculated cash reserve required as of March 31, 2019 and June 30, 2018 was $968, and $2,304, respectively, which was satisfied by vault cash and balances held at the FRB.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of March 31, 2019 and June 30, 2018 were $8,131 and $8,227, respectively. There was no liability recorded for these letters of credit at March 31, 2019 or June 30, 2018, respectively.
Litigation – From time to time, the Company is involved in litigation matters in the ordinary course of business. These proceedings and the associated legal claims are often contested, and the outcome of individual matters is not always predictable. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which the Company holds a security interest. The Company is not a party to any pending legal proceedings that management believes would have a material adverse effect on the Company’s financial condition or results of operations.

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

	March 31, 2019
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$29,052	$—	$29,052	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	75,785	—	75,785	—
Municipal Bonds	28,256	—	28,256	—
Corporate Bonds	6,019	—	6,019	—
Total	$139,112	$—	$139,112	$—

	June 30, 2018
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$47,542	$—	$47,542	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government Sponsored Enterprises	70,599	—	70,599	—
Municipal Bonds	30,766	—	30,766	—
Corporate Bonds	6,023	—	6,023	—
Equity Securities	63	—	63	—
Total	$154,993	$—	$154,993	$—
There were no transfers between levels during the three months ended March 31, 2019.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	March 31, 2019
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$11,088	$—	$—	$11,088
REO	1,625	—	—	1,625
Total	$12,713	$—	$—	$12,713

	June 30, 2018
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$8,423	$—	$—	$8,423
REO	2,104	—	—	2,104
Total	$10,527	$—	$—	$10,527
Quantitative information about Level 3 fair value measurements during the period ended March 31, 2019 is shown in the table below:

	Fair Value at March 31, 2019	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$11,088	Discounted appraisals and discounted cash flows	Collateral discounts and discount spread	3% - 100% 1% - 3%	22%
REO	$1,625	Discounted appraisals	Collateral discounts	8% - 41%	12%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of March 31, 2019 and June 30, 2018, are summarized below:

	March 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$78,311	$78,311	$78,311	$—	$—
Commercial paper	246,903	246,903	246,903	—	—
Certificates of deposit in other banks	56,209	56,209	—	56,209	—
Securities available for sale	139,112	139,112	—	139,112	—
Loans, net	2,636,231	2,540,468	—	—	2,540,468
Loans held for sale	14,745	15,315	—	—	15,315
FHLB stock	31,968	31,968	31,968	—	—
FRB stock	7,329	7,329	7,329	—	—
SBIC	5,849	5,849	—	—	5,849
Other investments	5,976	5,976	—	—	5,976
Accrued interest receivable	10,885	10,885	—	1,328	9,557
Liabilities:
Noninterest-bearing and NOW deposits	778,720	778,720	—	778,720	—
Money market accounts	692,102	692,102	—	692,102	—
Savings accounts	192,754	192,754	—	192,754	—
Certificates of deposit	644,819	642,014	—	642,014	—
Borrowings	680,000	677,431	—	677,431	—
Accrued interest payable	2,411	2,411	—	2,411	—

	June 30, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$70,746	$70,746	$70,746	$—	$—
Commercial paper	229,070	229,070	229,070	—	—
Certificates of deposit in other banks	66,937	66,937	—	66,937	—
Securities available for sale	154,993	154,993	—	154,993	—
Loans, net	2,504,792	2,414,647	—	—	2,414,647
Loans held for sale	5,873	5,990	—	—	5,990
FHLB stock	29,907	29,907	29,907	—	—
FRB stock	7,307	7,307	7,307	—	—
SBIC	4,717	4,717	—	—	4,717
Accrued interest receivable	9,344	9,344	297	883	8,164
Liabilities:
Noninterest-bearing and NOW deposits	789,186	789,186	—	789,186	—
Money market accounts	677,665	677,665	—	677,665	—
Savings accounts	213,250	213,250	—	213,250	—
Certificates of deposit	516,152	509,924	—	509,924	—
Borrowings	635,000	635,187	—	635,187	—
Accrued interest payable	805	805	—	805	—
The Company had off-balance sheet financial commitments, which included approximately $631,330 and $751,324 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at March 31, 2019 and June 30, 2018, respectively (see Note 10). Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
Loans held for sale – The fair value of mortgage loans held for sale is determined by outstanding commitments from investors on a "best efforts" basis or current investor yield requirements, calculated on the aggregate loan basis. The fair value of U.S. Small Business Administration ("SBA") loans held for sale is based on what investors are currently offering for loans with similar characteristics.
Loans, net – Fair values for loans are estimated by segregating the portfolio by type of loan and discounting scheduled cash flows using current market interest rates for loans with similar terms and credit quality. A prepayment assumption is used as an estimate of the portion of loans that will be repaid prior to their scheduled maturity. For the March 31, 2019 fair value, a liquidity premium assumption is used as an estimate for the additional return required by an investor of assets that are potentially considered illiquid.
FHLB and FRB stock – No ready market exists for these stocks and they have no quoted market value. However, redemptions of these securities have historically been at par value. Accordingly, cost is deemed to be a reasonable estimate of fair value.
SBIC and other investments – No ready market exists for these investments and they have no quoted market value. SBIC and other investments are valued at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions of identical or similar investments. Accordingly, cost is deemed to be a reasonable estimate of fair value.
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
On July 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified ASC 606. The adoption of the new standard did not have a material impact on the measurement or recognition of revenue. Results for reporting periods beginning after July 1, 2018 are presented under Topic 606, while prior period amounts reflect an offset of $267 and $660 of interchange costs against interchange income for the three and nine months ended March 31, 2019.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents the Company's sources of noninterest income, segregated by in-scope and out-of-scope revenue streams of ASC 606 for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
In-scope of ASC 606:
Service charges on deposit accounts	$1,027	$918	$3,053	$2,750
Fees, interchange, and other service charges	1,439	1,119	4,739	3,331
Other	223	268	589	720
Noninterest income (in-scope of ASC 606)	2,689	2,305	8,381	6,801
Noninterest income (out-of-scope of ASC 606)	2,697	2,224	7,703	6,449
Total noninterest income	$5,386	$4,529	$16,084	$13,250
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
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences, including home equity loans and construction and land/lot loans, commercial real estate loans, construction and development loans, commercial and industrial loans, SBA loans, indirect automobile loans, and municipal leases. Municipal leases are secured primarily by a ground lease for a firehouse or an equipment lease for fire trucks and firefighting equipment to fire departments located throughout North and South Carolina. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government-sponsored enterprises, as well as, commercial paper and FDIC insured certificates of deposit.
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
At March 31, 2019, we had 43 locations in North Carolina (including the Asheville metropolitan area, Greensboro/"Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Critical Accounting Policies and Estimates
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) business combinations and acquired loans, (iii) the valuation of REO, (iv) the valuation of goodwill and other intangible assets, and (v) the valuation of or recognition of deferred tax assets and liabilities. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2018 Form 10-K. There have not been any material changes in the Company's critical accounting policies and estimates during the nine months ended March 31, 2019 as compared to the disclosure contained in the Company's 2018 Form 10-K.
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
Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report contains certain non-GAAP financial measures, which include: tangible book value; tangible book value per share, tangible equity to tangible assets ratio; net income, earnings per share ("EPS"), return on assets ("ROA"), and return on equity ("ROE") excluding certain state income tax expense, adjustments for the change in federal tax law, and gain from the sale of premises and equipment; and the ratio of the allowance for loan losses to total loans excluding acquired loans. Management has presented the non-GAAP financial measures in this discussion and analysis because it believes including these items is more indicative of and provides useful and comparative information to assess trends in our core operations while facilitating comparison of the quality and composition of the Company’s earnings over time and in comparison to its competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Nine Months Ended March 31, 2019 and 2018” for more detailed information about our financial performance.

Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

	As of
	March 31,	June 30,	March 31,
(Dollars in thousands, except per share data)	2019	2018	2018
Total stockholders' equity	$407,230	$409,242	$401,553
Less: goodwill, core deposit intangibles, net of taxes	27,908	29,125	29,589
Tangible book value (1)	$379,322	$380,117	$371,964
Common shares outstanding	18,265,535	19,041,668	19,034,868
Tangible book value per share	$20.77	$19.96	$19.54
Book value per share	$22.29	$21.49	$21.10
_________________________________________________________________

(1)	Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
	March 31,	June 30,	March 31,
(Dollars in thousands)	2019	2018	2018
Tangible equity (1)	$379,322	$380,117	$371,964
Total assets	3,457,737	3,304,169	3,270,863
Less: goodwill, core deposit intangibles, net of taxes	27,908	29,125	29,589
Total tangible assets(2)	$3,429,829	$3,275,044	$3,241,274
Tangible equity to tangible assets	11.06%	11.61%	11.48%
_________________________________________________________________

(1)	Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

(2)	Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP net income, EPS, ROA, and ROE as adjusted to exclude state tax expense rate changes, adjustments for the change in federal tax law rate, and gain from the sale of premises and equipment:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	March 31,		March 31,
	2019	2018	2019	2018
State tax expense adjustment (1)	$—	$—	$—	$133
Change in federal tax law adjustment (2)	(325)	318	(325)	18,011
Gain from sale of premises and equipment	—	—	—	(164)
Total adjustments	(325)	318	(325)	17,980
Tax effect	—	—	—	49
Total adjustments, net of tax	(325)	318	(325)	18,029

Net income (GAAP)	3,302	6,127	19,133	1,028

Net income (non-GAAP)	$2,977	$6,445	$18,808	$19,057

Per Share Data
Average shares outstanding - basic	17,506,018	18,052,000	17,811,962	17,997,997
Average shares outstanding - diluted	18,197,429	18,761,586	18,528,161	18,688,486

Basic EPS
EPS (GAAP)	$0.19	$0.34	$1.07	$0.06
Non-GAAP adjustment	(0.02)	0.02	(0.01)	1.00
EPS (non-GAAP)	$0.17	$0.36	$1.06	$1.06

Diluted EPS
EPS (GAAP)	$0.18	$0.32	$1.02	$0.06
Non-GAAP adjustment	(0.02)	0.02	—	0.96
EPS (non-GAAP)	$0.16	$0.34	$1.02	$1.02

Average Balances
Average assets	$3,421,189	$3,237,689	$3,370,909	$3,228,402
Average equity	408,123	398,174	410,645	401,863

ROA
ROA (GAAP)	0.39%	0.76%	0.76%	0.04%
Non-GAAP adjustment	(0.04)%	0.04%	(0.02)%	0.75%
ROA (non-GAAP)	0.35%	0.80%	0.74%	0.79%

ROE
ROE (GAAP)	3.24%	6.16%	6.21%	0.34%
Non-GAAP adjustment	(0.32)%	0.31%	(0.10)%	5.98%
ROE (non-GAAP)	2.92%	6.47%	6.11%	6.32%
________________________________________________________________________

(1)	State tax adjustment is a result of various revaluations of state deferred tax assets.

(2)	Revaluation and related adjustments of net deferred tax assets due to the Tax Cuts and Jobs Act.

Set forth below is a reconciliation to GAAP of the allowance for loan losses to total loans and the allowance for loan losses as adjusted to exclude acquired loans:

	As of
(Dollars in thousands)	March 31,	June 30,	March 31,
	2019	2018	2018
Total gross loans receivable (GAAP)	$2,661,019	$2,526,616	$2,446,823
Less: acquired loans	223,101	271,801	288,847
Adjusted gross loans (non-GAAP)	$2,437,918	$2,254,815	$2,157,976

Allowance for loan losses (GAAP)	$24,416	$21,060	$21,472
Less: allowance for loan losses on acquired loans	201	483	459
Adjusted allowance for loan losses (non-GAAP)	$24,215	$20,577	$21,013
Adjusted allowance for loan losses / Adjusted gross loans (non-GAAP)	0.99%	0.91%	0.97%

Comparison of Financial Condition at March 31, 2019 and June 30, 2018
General.  Total assets increased $153.6 million, or 4.6% to $3.5 billion at March 31, 2019 from $3.3 billion at June 30, 2018. Total liabilities increased $155.6 million, or 5.4% to $3.1 billion at March 31, 2019 from $2.9 billion at June 30, 2018. Deposit growth of $112.1 million, or 5.1%; a $45.0 million, or 7.1% increase in borrowings; and the cumulative decrease of $26.6 million, or 12.0% in certificates of deposit in other banks and investment securities were used to fund the $131.4 million, or 5.2% increase in total loans receivable, net of deferred loan fees, the $17.8 million, or 7.8% increase in commercial paper, the $8.8 million, or 151.1% increase in loans held for sale, and the $9.2 million, or 21.9% increase in other investments, net during the nine months of fiscal 2019.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents increased $7.6 million, or 10.7%, to $78.3 million at March 31, 2019 from $70.7 million at June 30, 2018. Commercial paper increased $17.8 million, or 7.8% to $246.9 million at March 31, 2019 from $229.0 million at June 30, 2018.
Investments.  Debt securities available for sale decreased $15.9 million, or 10.2%, to $139.1 million at March 31, 2019 from $155.0 million at June 30, 2018. During the nine months ended March 31, 2019, $21.4 million of securities matured and $27.1 million of principal payments were received partially offset by $31.7 million in purchases. At March 31, 2019, certificates of deposit in other banks decreased $10.7 million, or 16.0% to $56.2 million compared to $66.9 million at June 30, 2018. The decrease in certificates of deposit in other banks was due to $26.4 million in maturities partially offset by $15.7 million in purchases. All certificates of deposit in other banks are fully insured by the FDIC. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We did not believe that there were any other-than-temporary impairments at March 31, 2019; therefore, no impairment losses were recorded during the first nine months of fiscal 2019. Other investments at cost at March 31, 2019 included FHLB stock, FRB stock, SBIC investments, and other investments totaling $32.0 million, $7.3 million, $5.8 million, and $6.0 million, respectively. In total, other investments at cost increased $9.2 million, or 21.9% from June 30, 2018 primarily as a result of $7.1 million in additional CRA investments within the SBIC and other investments portfolio and $2.1 million in required purchases of FHLB stock due to an increase in our FHLB borrowings.
Loans held for sale. Loans held for sale increased $8.9 million, or 151.1% at March 31, 2019 to $14.7 million from $5.9 million at June 30, 2018. The increase was driven by SBA loans originated for sale during the quarter.
Loans.  Net loans receivable increased $131.4 million, or 5.2%, at March 31, 2019 to $2.6 billion from June 30, 2018 primarily due to $171.8 million, or 9.71% annualized rate of organic loan growth partially offset by decreases in the outstanding balances of home equity lines of credit purchased. The $114.8 million, or 77.2% increase in commercial and industrial loans was driven by our new equipment finance line of business.

Retail consumer and commercial loans consist of the following at the dates indicated:

	As of				Percent of total
	March 31,	June 30,	Change		March 31,	June 30,
(Dollars in thousands)	2019	2018	$	%	2019	2018
Retail consumer loans:
One-to-four family	$658,723	$664,289	$(5,566)	(0.8)%	24.8%	26.3%
HELOCs - originated	133,203	137,564	(4,361)	(3.2)	5.0	5.4
HELOCs - purchased	128,832	166,276	(37,444)	(22.5)	4.8	6.6
Construction and land/lots	76,153	65,601	10,552	16.1	2.9	2.6
Indirect auto finance	162,127	173,095	(10,968)	(6.3)	6.1	6.9
Consumer	19,374	12,379	6,995	56.5	0.7	0.5
Total retail consumer loans	1,178,412	1,219,204	(40,792)	(3.3)	44.3	48.3
Commercial loans:
Commercial real estate	892,383	857,315	35,068	4.1	33.5	33.9
Construction and development	214,511	192,102	22,409	11.7	8.1	7.6
Commercial and industrial	263,646	148,823	114,823	77.2	9.9	5.9
Municipal leases	112,067	109,172	2,895	2.7	4.2	4.3
Total commercial loans	1,482,607	1,307,412	175,195	13.4	55.7	51.7
Total loans	$2,661,019	$2,526,616	$134,403	5.3%	100.0%	100.0%
Our expansion into larger metro markets as well as in-market acquisitions combined with improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory in certain markets have led to us significantly increasing originations of construction loans for properties located in our market areas. We have hired experienced commercial real estate relationship managers, credit officers, and developed a construction risk management group to better manage construction risk, as part of our efforts to grow the construction portfolio. We will continue to take a disciplined approach in our construction and land development lending by concentrating our efforts on smaller one-to-four residential loans to builders known to us and developers of commercial real estate and multifamily properties with proven success in this type of construction. At March 31, 2019, construction and land/lots totaled $76.2 million including $64.9 million of one-to-four family construction loans that will roll over to permanent loans upon completion of the construction period. Undisbursed construction and land/lots loan commitments at March 31, 2019 totaled $62.4 million. Total construction and development loans at March 31, 2019, were $214.5 million, excluding unfunded loan commitments of $133.8 million, of which $90.1 million was for non-residential commercial real estate construction, $72.1 million was for land development, $46.5 million was for speculative construction of single family properties, and $5.8 million was for multi-family construction. Undisbursed construction and development loan commitments at March 31, 2019 included $67.2 million of commercial real estate projects, multi-family residential projects of $36.9 million and $29.7 million for the speculative construction of one- to four-family residential properties. The increase in commercial and industrial loans was driven by growth from our new equipment finance line of business. At March 31, 2019, commercial and industrial loans totaled $263.6 million, which included $109.2 million in equipment finance loans and capital leases.
Asset Quality. Our overall asset quality metrics continue to demonstrate our commitment to growing and maintaining a loan portfolio with a moderate risk profile. However, at the end of the current quarter, the Company became aware that a commercial borrower operating as a heavy equipment contractor with $6.0 million of outstanding borrowings from the Bank had unexpectedly ceased operations. Based on further investigation and certain actions taken by the principal of the borrower subsequent to quarter end, the Company believes that the Bank’s collateral, consisting primarily of accounts receivable, has substantially deteriorated. As a result of this investigation and further subsequent developments, based on the estimated value of the remaining collateral, the Company recorded a $2.6 million loan charge-off and a $3.4 million specific reserve in the allowance for loan losses related to this lending relationship. The Company is taking action to enforce its rights against the borrower, guarantors and its collateral, including to preserve and recover the borrower’s assets, where appropriate.
Nonperforming assets decreased slightly by $300,000 or 2.1% to $14.3 million, or 0.41% of total assets, at March 31, 2019 from $14.6 million, or 0.44% of total assets at June 30, 2018. Nonperforming assets included $11.3 million in nonaccruing loans, including the remaining balance from the commercial lending relationship discussed above, and $3.0 million in REO at March 31, 2019, compared to $10.9 million and $3.7 million, in nonaccruing loans and REO respectively, at June 30, 2018. Included in nonperforming loans are $3.6 million of TDR loans of which $1.8 million were current with respect to their modified payment terms. At March 31, 2019, $6.8 million, or 60.3%, of nonaccruing loans were current on their loan payments. PCI loans aggregating $1.9 million obtained through prior acquisitions were excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. Nonperforming loans to total loans was 0.43% at both March 31, 2019 and June 30, 2018.
The ratio of classified assets to total assets remained consistent at 1.00% at March 31, 2019 and June 30, 2018. Classified assets increased to $34.5 million at March 31, 2019 compared to $33.1 million at June 30, 2018, due to the inclusion of the commercial lending relationship discussed above. Delinquent loans (loans delinquent 30 days or more) decreased to $8.4 million at March 31, 2019, from $9.8 million at June 30, 2018.

As of March 31, 2019, we had identified $34.4 million of impaired loans compared to $31.4 million at June 30, 2018. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. As of March 31, 2019, there were $17.7 million loans individually evaluated for impairment and $16.7 million were collectively evaluated. For more information on these impaired loans, see Note 5 of the Notes to Consolidated Financial Statements under Item 1 of this report.
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
The allowance for loan losses was $24.4 million, or 0.92% of total loans, at March 31, 2019 compared to $21.1 million, or 0.83% of total loans, at June 30, 2018. The increase in the allowance for loan losses is related to the $6.0 million commercial lending relationship discussed above. The allowance for loan losses to gross loans excluding acquired loans was 0.99% at March 31, 2019, compared to 0.91% at June 30, 2018. Loans acquired from acquisitions are recorded at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these acquired loans unless the credit quality deteriorates further subsequent to the acquisition. The allowance for our acquired loans at March 31, 2019 was $201,000 compared to $483,000 at June 30, 2018.
There was a $5.5 million provision for loan losses for the three and nine months ended March 31, 2019 compared to no provision for the corresponding periods in fiscal 2018. This provision for loan losses relates to a $3.4 million specific reserve and a $2.6 million loan charge-off related to the $6.0 million commercial lending relationship discussed above. Net loan charge-offs totaled $2.5 million and $2.1 million for the three and nine months ended March 31, 2019, respectively, compared to net loan recoveries of $382,000 and $321,000 for the same periods in fiscal 2018, respectively. Net charge-offs as a percentage of average loans increased to 0.38% and 0.11% for the three and nine months ended March 31, 2019, respectively, from net recoveries of (0.06%) and (0.02)% for the same periods last year, respectively.
The allowance as a percentage of nonaccruing loans increased to 215.46% at March 31, 2019 from 192.96% at June 30, 2018.
We believe that the allowance for loan losses as of March 31, 2019 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Real estate owned. REO decreased $681,000, or 18.5% to $3.0 million at March 31, 2019 primarily due to $971,000 in REO sales that were partially offset by $578,000 in transfers from foreclosed loans during the nine months ended March 31, 2019. The total balance of REO at March 31, 2019 included $1.4 million in commercial real estate, $867,000 in single-family homes, and $758,000 in unimproved land.
Deferred income taxes. Deferred income taxes decreased $3.7 million, or 11.5%, to $28.8 million at March 31, 2019 from $32.6 million at June 30, 2018. The decrease was primarily driven by the realization of net operating losses through increases in taxable income.
Goodwill. Goodwill remained unchanged at $25.6 million at both March 31, 2019 and June 30, 2018.
Deposits.  Deposits increased $112.1 million, or 5.1% during the nine months ended March 31, 2019 to $2.3 billion from $2.2 billion at June 30, 2018 primarily due to a $128.7 million increase in certificates of deposit, including a $46.7 million increase in brokered deposits in response to the decrease in non-maturity/core deposits and to further assist our funding needs.
The following table sets forth our deposits by type of deposit account as of the dates indicated:

	As of				Percent of total
	March 31,	June 30,	Change		March 31,	June 30,
(Dollars in thousands)	2019	2018	$	%	2019	2018
Core deposits:
Noninterest-bearing accounts	$301,083	$317,822	$(16,739)	(5.3)%	13.0%	14.5%
NOW accounts	477,637	471,364	6,273	1.3%	20.7%	21.5%
Money market accounts	692,102	677,665	14,437	2.1%	30.0%	30.9%
Savings accounts	192,754	213,250	(20,496)	(9.6)%	8.4%	9.7%
Core deposits	1,663,576	1,680,101	(16,525)	(1.0)%	72.1%	76.5%
Certificates of deposit	644,819	516,152	128,667	24.9%	27.9%	23.5%
Total	$2,308,395	$2,196,253	$112,142	5.1%	100.0%	100.0%

Borrowings.  Borrowings increased to $680.0 million at March 31, 2019 from $635.0 million at June 30, 2018. A total of $405.0 million of these FHLB advances have maturities of less than 90 days and $275.0 million consist of convertible FHLB advances with maturities greater than nine years; together with a weighted average interest rate of 2.26% at March 31, 2019.
Equity.  Stockholders' equity at March 31, 2019 decreased $2.0 million to $407.2 million from $409.2 million at June 30, 2018. The decrease was due to $19.1 million in net income, $2.2 million in stock-based compensation, and a $1.3 million increase in other comprehensive income representing a reduction in unrealized losses on investment securities, net of tax, partially offset by 857,155 shares of common stock repurchased at an average cost of $27.21, or approximately $23.3 million in total, and $2.2 million related to cash dividends.

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

	For the Three Months Ended March 31,
	2019			2018
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable(1)	$2,650,155	$31,084	4.69%	$2,431,723	$26,761	4.40%
Deposits in other banks	89,063	448	2.01%	126,933	441	1.39%
Investment securities	139,898	850	2.43%	165,219	916	2.22%
Other interest-earning assets(3)	295,215	2,655	3.60%	254,424	1,682	2.65%
Total interest-earning assets	3,174,331	35,037	4.42%	2,978,299	29,800	4.00%
Other assets	246,858			259,390
Total assets	3,421,189			3,237,689
Liabilities and equity:
Interest-bearing deposits:
Interest-bearing checking accounts	463,807	332	0.29%	480,650	236	0.20%
Money market accounts	701,692	1,408	0.80%	657,214	633	0.39%
Savings accounts	188,848	58	0.12%	221,214	72	0.13%
Certificate accounts	627,444	2,606	1.66%	445,328	681	0.61%
Total interest-bearing deposits	1,981,791	4,404	0.89%	1,804,406	1,622	0.36%
Borrowings	670,142	3,741	2.23%	662,977	2,414	1.46%
Total interest-bearing liabilities	2,651,933	8,145	1.23%	2,467,383	4,036	0.65%
Noninterest-bearing deposits	298,118			308,955
Other liabilities	63,015			63,177
Total liabilities	3,013,066			2,839,515
Stockholders' equity	408,123			398,174
Total liabilities and stockholders' equity	$3,421,189			$3,237,689

Net earning assets	$522,398			$510,916
Average interest-earning assets to
average interest-bearing liabilities	119.70%			120.71%
Tax-equivalent:
Net interest income		$26,892			$25,764
Interest rate spread			3.19%			3.35%
Net interest margin(4)			3.39%			3.46%
Non-tax-equivalent:
Net interest income		$26,579			$25,358
Interest rate spread			3.15%			3.28%
Net interest margin(4)			3.35%			3.39%
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $313,000 and $406,000 for the three months ended March 31, 2019 and 2018, respectively, calculated based on a combined federal and state income tax rate of 24% and 30%, respectively.
(3) The average other interest-earning assets consists of FRB stock, FHLB stock, SBIC investments, and commercial paper.
(4) Net interest income divided by average interest-earning assets.

	For the Nine Months Ended March 31,
	2019			2018
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable(1)	$2,608,485	$90,920	4.65%	$2,399,753	$78,914	4.38%
Deposits in other banks	88,092	1,258	1.90%	145,761	1,494	1.37%
Investment securities	148,645	2,582	2.32%	176,726	2,791	2.11%
Other interest-earning assets(3)	280,327	7,520	3.58%	234,931	4,359	2.47%
Total interest-earning assets	3,125,549	102,280	4.36%	2,957,171	87,558	3.95%
Other assets	245,360			271,231
Total assets	$3,370,909			$3,228,402
Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	463,035	903	0.26%	471,618	688	0.19%
Money market accounts	689,363	3,630	0.70%	635,645	1,695	0.36%
Savings accounts	197,929	189	0.13%	227,413	225	0.13%
Certificate accounts	573,647	6,039	1.40%	447,950	1,901	0.57%
Total interest-bearing deposits	1,923,974	10,761	0.75%	1,782,626	4,509	0.36%
Borrowings	663,157	10,691	2.15%	669,371	6,460	1.29%
Total interest-bearing liabilities	2,587,130	21,452	1.11%	2,451,997	10,969	0.60%
Noninterest-bearing deposits	310,304			309,162
Other liabilities	62,830			65,380
Total liabilities	2,960,264			2,826,539
Stockholders' equity	410,645			401,863
Total liabilities and stockholders' equity	$3,370,909			$3,228,402

Net earning assets	$538,419			$505,174
Average interest-earning assets to
average interest-bearing liabilities	120.81%			120.60%
Tax-equivalent:
Net interest income		$80,828			$76,589
Interest rate spread			3.25%			3.35%
Net interest margin(4)			3.45%			3.45%
Non-tax-equivalent:
Net interest income		$79,952			$75,420
Interest rate spread			3.22%			3.30%
Net interest margin(4)			3.41%			3.40%
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $876,000 and $1,169,000 for the nine months ended March 31, 2019 and 2018, respectively, calculated based on a combined federal and state tax rate of 24% and 30%, respectively.
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

	Three Months Ended March 31, 2019
	Compared to
	Three Months Ended March 31, 2018
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$2,403	$1,920	$4,323
Deposits in other banks	(131)	138	7
Investment securities	(141)	75	(66)
Other interest-earning assets	270	703	973
Total interest-earning assets	$2,401	$2,836	$5,237
Interest-bearing liabilities:
Interest-bearing checking accounts	$(8)	$104	$96
Money market accounts	43	732	775
Savings accounts	(11)	(3)	(14)
Certificate accounts	278	1,647	1,925
Borrowings	26	1,301	1,327
Total interest-bearing liabilities	328	3,781	4,109
Net increase (decrease) in tax equivalent interest income	$2,073	$(945)	$1,128

	Nine Months Ended March 31, 2019
	Compared to
	Nine Months Ended March 31, 2018
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$6,864	$5,142	$12,006
Deposits in other banks	(591)	355	(236)
Investment securities	(443)	234	(209)
Other interest-earning assets	841	2,320	3,161
Total interest-earning assets	6,671	8,051	14,722
Interest-bearing liabilities:
Interest-bearing checking accounts	$(13)	$228	$215
Money market accounts	143	1,792	1,935
Savings accounts	(29)	(7)	(36)
Certificate accounts	532	3,606	4,138
Borrowings	(60)	4,291	4,231
Total interest-bearing liabilities	573	9,910	10,483
Net increase (decrease) in tax equivalent interest income	$6,098	$(1,859)	$4,239
_____________
(1) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $313,000 and $406,000 for the three months ended March 31, 2019 and 2018, respectively, calculated based on a combined federal and state income tax rate of 24% and 30%. Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $876,000 and $1,169,000 for the nine months ended March 31, 2019 and 2018, respectively, calculated based on a combined federal and state tax rate of 24% and 30%.

Comparison of Results of Operation for the Three Months Ended March 31, 2019 and 2018
General.  During the three months ended March 31, 2019, we had net income of $3.3 million compared to $6.1 million for the three months ended March 31, 2018. The Company's diluted earnings per share was $0.18 for the three months ended March 31, 2019 compared to $0.32 for the same period in fiscal 2018. Net income during the three months ended March 31, 2019 were negatively impacted by a significant charge-off and specific reserve related to the previously discussed $6.0 million commercial lending relationship, which resulted in a $5.5 million provision for loan losses.
Net Interest Income. Net interest income increased $1.2 million, or 4.8% to $26.6 million for the quarter ended March 31, 2019 compared to $25.4 million for the corresponding period in 2018. The increase in net interest income for the quarter ended March 31, 2019 was primarily due to a $5.3 million increase in interest and dividend income driven by an increase in average interest-earning assets, which was partially offset by a $4.1 million increase in interest expense.
Average interest-earning assets increased $196.0 million, or 6.6% to $3.2 billion for the quarter ended March 31, 2018 compared to $3.0 billion for the corresponding quarter in fiscal 2018. For the quarter ended March 31, 2019, the average balance of total loans receivable increased $218.4 million, or 9.0% primarily due to organic loan growth. The average balance of other interest-earning assets increased $40.8 million, or 16.0% between the periods primarily due to increases in commercial paper investments. These increases were mainly funded by the cumulative decrease of $63.2 million, or 21.6% in average interest-earning deposits in other banks and securities available for sale, and an increase in average interest-bearing liabilities, primarily deposits, of $184.6 million, or 7.5% as compared to the same quarter last year. Net interest margin (on a fully taxable-equivalent basis) for the three months ended March 31, 2019 decreased to 3.39% from 3.46% for the same period a year ago.

Total interest and dividend income increased $5.3 million, or 18.1% for the three months ended March 31, 2019 as compared to the same period last year, which was primarily driven by a $4.4 million, or 16.8% increase in loan interest income and a $785,000, or 52.4% increase in interest income from commercial paper and interest-bearing deposits in other banks. The additional loan interest income was driven by the increase in both the average balance of loans receivable and loan yields compared to the prior year quarter. Average loan yields increased 29 basis points to 4.69% for the quarter ended March 31, 2019 from 4.40% in the corresponding quarter from last year primarily due to the impact of the increases in the targeted federal funds rate. Partially offsetting the increase in loan interest income was a $412,000, or 47.2% decrease in the accretion of purchase discounts on acquired loans as a result of reduced prepayments as compared to the same quarter last year. Accretable income on acquired loans stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on the acquired loan pools and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from acquired loan pools can be volatile from quarter to quarter, however the incremental accretion is expected to decrease over time as the balance of the purchase discount for acquired loans decrease. For the quarters ended March 31, 2019 and 2018, the average loan yield included seven and 14 basis points, respectively, from the accretion of purchase discounts on acquired loans.
Total interest expense increased $4.1 million, or 101.8% for the quarter ended March 31, 2019 compared to the same period last year. The increase was primarily driven by a $2.8 million, or 171.5% increase in deposit interest expense and a $1.3 million, or 55.0% increase in interest expense on borrowings. The additional deposit interest expense was a result of our focus on increasing deposits as the average balance of interest-bearing deposits increased $177.1 million, or 9.8% along with a 53 basis point increase in the average cost of interest-bearing deposits for the quarter ended March 31, 2019 compared to the same quarter last year. Average borrowings increased $7.2 million or 1.1% including a 77 basis point increase in the average cost of borrowing for the quarter ended March 31, 2019 compared to the same period last year, driving the increase in interest expense on those borrowings. The overall average cost of funds increased 58 basis points to 1.23% for the current quarter compared to 0.65% in the same quarter last year due primarily to the impact of higher interest rates on our interest-bearing liabilities.
Provision for Loan Losses. During the three months ended March 31, 2019 there was a $5.5 million provision for loan losses compared to no provision for the three months ended March 31, 2018. This provision for loan losses relates to the previously discussed commercial lending relationship. Net loan charge-offs totaled $2.5 million for the three months ended March 31, 2019 compared to net loan recoveries of $382,000 for the same period in fiscal 2018. Annualized net charge-offs as a percentage of average loans increased to 0.38% for the three months ended March 31, 2019 from net recoveries of (0.06%) for the same period last year.
See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $857,000, or 18.9% to $5.4 million for the three months ended March 31, 2019 from $4.5 million for the same period in the previous year. The leading factors of the increase included a $330,000, or 17.1% increase in service charges on deposit accounts as a result of an increase in deposit accounts and related fees; a $392,000, or 36.3% increase in gains from the sale of loans due to originations and sales of the guaranteed portion of SBA commercial loans, and a $349,000, or 53.9% increase in other noninterest income primarily related to operating lease income from the new equipment finance line of business. Partially offsetting these increases was a $196,000, or 59.4% decline in loan income and fees for the three months ended March 31, 2019 compared to the same period last year.
Noninterest Expense.  Noninterest expense for the three months ended March 31, 2019 increased $1.9 million, or 9.1% to $23.0 million compared to $21.1 million for the three months ended March 31, 2018. The increase was primarily due to a $1.5 million, or 12.9% increase in salaries and employee benefits; a $380,000, or 23.8% increase in computer services; a $66,000, or 19.8% increase in marketing and advertising; a $89,000, or 3.7% increase in net occupancy expense; and a $209,000, or 8.4% increase in other expenses, mainly driven by the expansion of our SBA and equipment finance lines of business. Partially offsetting these increases was the cumulative decrease of $408,000, or 19.3% in telephone, postage, and supplies expense; deposit insurance premiums, REO related expenses; and core deposit intangibles amortization for the three months ended March 31, 2019 compared to the same period last year.
Income Taxes. The Company's income tax expense for the three months ended March 31, 2019 was $185,000 compared to $2.7 million for the three months ended March 31, 2018. The decrease in the Company’s federal income tax provision for the three months ended March 31, 2019 was due to lower taxable income, the reversal of a $325,000 tax valuation allowance related to the Company's AMT credits, and from the impact of the Tax Act that lowered the corporate federal income tax rate from 34% to 21%. The Company's effective tax rate for the quarters ended March 31, 2019 was 5.3%.
Comparison of Results of Operation for the Nine Months Ended March 31, 2019 and 2018
General.  During the nine months ended March 31, 2019, we had net income of $19.1 million compared to $1.0 million for the nine months ended March 31, 2018. Diluted earnings per share was $1.02 for the first nine months of fiscal year 2019, compared to $0.06 in the same period in fiscal 2018. Net income for the nine months ended March 31, 2019 was negatively affected by the $5.5 million provision for loan losses related to the previously discussed commercial lending relationship. In addition, net income for the nine months ended March 31, 2018 included an $18.0 million write-down of deferred tax assets following a deferred tax revaluation resulting from enactment of the Tax Act with no comparable charge in the current nine-month period.
Net Interest Income. Net interest income increased $4.5 million, or 6.0% to $80.0 million for the nine months ended March 31, 2019 compared to $75.4 million for the nine months ended March 31, 2018. This increase in net interest income was driven by a $15.0 million, or 17.4% increase in interest and dividend income partially offset by a $10.5 million, or 95.6% increase in interest expense.
Average interest-earning assets increased $168.4 million, or 5.7% to $3.1 billion for the nine months ended March 31, 2018 compared to $3.0 billion in the same period in fiscal 2018. The $208.7 million, or 8.7% increase in average balance of total loans receivable for the nine months ended March 31, 2019 was primarily due to organic loan growth. The average balance of other interest-earning assets increased $45.4 million, or 19.3% between the periods primarily due to increases in commercial paper investments. These increases were mainly funded by the cumulative decrease of $85.8 million, or 26.6% in average interest-earning deposits in other banks and debt securities available for sale, and an increase in average interest-bearing liabilities of $135.1 million, or 5.5%. Net interest margin (on a fully taxable-equivalent basis) remained consistent at 3.45% for both the nine months ended March 31, 2019 and 2018.
Total interest and dividend income increased $15.0 million, or 17.4% for the nine months ended March 31, 2019 as compared to the same period last year. The increase was primarily driven by a $12.3 million, or 15.8% increase in loan interest income, a $2.1 million, or 53.8% increase in interest income from commercial paper and interest-bearing deposits in other banks, and a $791,000, or 42.0% increase in other investments income. The additional loan interest income was primarily due to the increase in the average balance of loans receivable, which was partially offset by a $912,000, or 35.5% decrease in the accretion of purchase discounts on acquired loans to $1.7 million for the nine months ended March 31, 2019 from $2.6 million for the same period in fiscal 2018, as a result of reduced repayments as compared to the same period in the previous year. Overall, average loan yields increased 27 basis points to 4.65% for the nine months ended March 31, 2019 from 4.38% in the corresponding fiscal 2018 period. For the nine months ended March 31, 2019 and 2018, the average loan yield included nine and 14 basis points, respectively, from the accretion of purchase discounts on acquired loans.
Total interest expense increased $10.5 million, or 95.6% to $21.5 million for the nine months ended March 31, 2019 from $11.0 million for the same period last year. This increase was primarily related to the $141.3 million, or 7.9% increase in average interest-bearing deposits and the corresponding 41 basis point increase in the average cost of those deposits, resulting in additional deposit interest expense of $6.3 million for the nine months ended March 31, 2019 as compared to the same period in the prior year. In addition, average borrowings decreased $6.2 million, or 0.9%, however, an 86 basis point increase in the average cost of those borrowings resulted in an additional $4.2 million in interest expense from borrowings for the nine months ended March 31, 2019 as compared to the same period last year. The overall cost of funds increased 51 basis points to 1.11% for the nine months ended March 31, 2019 compared to 0.60% in the corresponding period last year.
Provision for Loan Losses.  There was a $5.5 million provision for loan losses for the nine months ended March 31, 2019 compared to no provision for the corresponding period in fiscal 2018. This provision for loan losses relates to the previously discussed commercial lending relationship. Net loan charge-offs totaled $2.1 million for the nine months ended March 31, 2019, compared to net loan recoveries of $321,000 for the same period in fiscal 2018. Annualized net charge-offs as a percentage of average loans increased to 0.11% for the nine months ended March 31, 2019 from net recoveries of (0.02)% for the same period last year.
See "Comparison of Financial Condition - Asset Quality" for additional details.
Noninterest Income.  Noninterest income increased $2.8 million, or 21.4%, to $16.1 million for the nine months ended March 31, 2019 from $13.3 million for the nine months ended March 31, 2018, mainly driven by the expansion of our SBA and equipment finance lines of business. The increase was primarily the result of a $1.5 million, or 25.6% increase in service charges on deposit accounts; a $1.1 million, or 37.9% increase on the gain on sale of loans primarily due to originations and sales of the guaranteed portion of SBA commercial loans; and $593,000, or 32.4% increase in other noninterest income primarily related to operating lease income. Partially offsetting these increases was $153,000, or 16.8% decrease in loan income and fees and an $164,000 decline in gains from the sale of premises and equipment for the nine months ended March 31, 2019 compared to the same period last year as there were no sales occurring during the current nine-month period.
Noninterest Expense.  Noninterest expense for the nine months ended March 31, 2019 increased $3.8 million, or 6.0%, to $66.7 million compared to $62.9 million for the nine months ended March 31, 2018, mainly driven by the expansion of our SBA and equipment finance lines of business. The increase was primarily due to a $2.7 million, or 7.6% increase in salaries and employee benefits; a $984,000, or 20.8% increase in computer services; a $368,000, or 5.1% increase in other expenses; a $139,000, or 15.3% increase in REO related expenses; and a cumulative increase of $307,000, or 2.9% in net occupancy, marketing and advertising, and telephone, postage, and supplies expense. Partially offsetting these increases was a $462,000, or 22.6% decrease in core deposit intangible amortization and a $287,000, or 23.0% decrease in deposit insurance premiums for the nine months ended March 31, 2019 compared to the same period last year.
Income Taxes.  For the nine months ended March 31, 2019, the Company's income tax expense was $4.7 million compared to $24.7 million for the nine months ended March 31, 2018. The decrease was primarily driven by the absence of the deferred tax revaluation that occurred during the nine months ended March 31, 2018 compared to the same period in fiscal 2019. The Company’s corporate federal income tax rate for the nine months ended March 31, 2019 and 2018 was 21% and 27.5%, respectively. The Company's effective tax rate for the nine months ended March 31, 2019 was 19.7%.
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2019, the Bank had an available borrowing capacity of $82.2 million with the FHLB of Atlanta, a $137.4 million line of credit with the FRB and three lines of credit with three unaffiliated banks totaling $70.0 million. At March 31, 2019, we had $680.0 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At March 31, 2019 brokered deposits totaled $155.6 million, or 6.7% of total deposits compared to $108.9 million, or 4.9% of total deposits at June 30, 2018.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits, federal funds, and commercial paper. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. The Company's primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2019, the Company (on an unconsolidated basis) had liquid assets of $15.4 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2019, the total approved loan commitments and unused lines of credit outstanding amounted to $274.7 million and $356.6 million, respectively, as compared to $259.7 million and $491.6 million, respectively, as of June 30, 2018. Certificates of deposit scheduled to mature in one year or less at March 31, 2019, totaled $302.3 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During the first nine months of fiscal 2019, cash and cash equivalents increased $7.6 million, or 10.7%, to $78.3 million as of March 31, 2019 from $70.7 million as of June 30, 2018. Cash provided by operating and financing activities was $9.2 million and $132.4 million, respectively; while cash used in investing activities was $134.0 million. Primary sources of cash for the nine months ended March 31, 2019 included $10.7 million in maturing certificates of deposit in other banks, net of purchases, $21.4 million in maturing securities available for sale, $27.1 million in principal repayments from mortgage-backed securities, a $112.1 million increase in deposits, and a $45.0 million net increase in borrowings. Primary uses of cash during the period included a net increase in commercial paper of $13.0 million, an increase in loans of $131.7 million, $31.7 million of purchases of debt securities available for sale, $9.2 million in purchases of other investments, $7.4 million in purchases of operating lease equipment, $2.2 million in cash dividends, and $23.3 million in common stock repurchases. All sources and uses of cash reflect our cash management strategy to increase our higher yielding investments and loans by increasing lower costing borrowings and reducing our holdings of lower yielding investments.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the nine months ended March 31, 2019, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at March 31, 2019, is as follows (in thousands):

Undisbursed portion of construction loans	$189,164
Commitments to make loans	85,543
Unused lines of credit	356,623
Unused letters of credit	8,131
Total loan commitments	$639,461
Capital Resources
At March 31, 2019, stockholder's equity totaled $407.2 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.
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
At March 31, 2019, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at March 31, 2019 under applicable regulatory requirements.

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.

As of March 31, 2019
Common Equity Tier I Capital to Risk-Weighted Assets	$373,493	12.27%	$136,966	4.50%	$197,840	6.50%
Tier I Capital (to Total Adjusted Assets)	$373,493	11.03%	$135,488	4.00%	$169,360	5.00%
Tier I Capital (to Risk-weighted Assets)	$373,493	12.27%	$182,621	6.00%	$243,495	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$398,364	13.09%	$243,495	8.00%	$304,369	10.00%

As of June 30, 2018
Common Equity Tier I Capital to Risk-Weighted Assets	$372,188	12.97%	$129,109	4.50%	$186,491	6.50%
Tier I Capital (to Total Adjusted Assets)	$372,188	11.45%	$130,032	4.00%	$162,539	5.00%
Tier I Capital (to Risk-weighted Assets)	$372,188	12.97%	$172,145	6.00%	$229,527	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$393,703	13.72%	$229,527	8.00%	$286,909	10.00%

HomeTrust Bank:

As of March 31, 2019
Common Equity Tier I Capital to Risk-Weighted Assets	$346,890	11.40%	$136,882	4.50%	$197,718	6.50%
Tier I Capital (to Total Adjusted Assets)	$346,890	10.25%	$135,409	4.00%	$169,261	5.00%
Tier I Capital (to Risk-weighted Assets)	$346,890	11.40%	$182,509	6.00%	$243,345	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$371,756	12.22%	$243,345	8.00%	$304,181	10.00%

As of June 30, 2018
Common Equity Tier I Capital to Risk-Weighted Assets	$335,152	11.70%	$128,889	4.50%	$186,173	6.50%
Tier I Capital (to Total Adjusted Assets)	$335,152	10.33%	$129,769	4.00%	$162,211	5.00%
Tier I Capital (to Risk-weighted Assets)	$335,152	11.70%	$171,852	6.00%	$229,136	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$356,603	12.45%	$229,136	8.00%	$286,421	10.00%
In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At March 31, 2019, the conservation buffer was 5.09% and 4.22% for HomeTrust Bancshares, Inc. and the Bank, respectively.
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
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2019, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2019, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings
The "Litigation" section of Note 10 to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2019:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
January 1 - January 31, 2019	174,100	$26.38	174,100	640,901
February 1 - February 28, 2019	33,600	26.91	33,600	607,301
March 1 - March 31, 2019	89,700	26.87	89,700	517,601
Total	297,400	$26.59	297,400	517,601
On December 6, 2018, the Company announced that its Board of Directors had authorized the repurchase of up to 931,601 shares of the Company's common stock, representing 5% of the Company's outstanding shares at the time of the announcement. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of March 31, 2019, 414,000 of the shares approved on December 6, 2018 had been purchased at an average price of $26.19.

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

(o)
10.1	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(t)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(q)
10.3	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares,Inc. and C. Hunter Westbrook	(q)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(s)
10.4	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares,Inc. and Tony J. VunCannon	(q)
10.5	Employment Agreement between HomeTrust Bancshares, Inc. and Howard L. Sellinger	(q)
10.6	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(b)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(b)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(b)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(b)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(b)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(b)
10.7E	SERP Joinder Agreement for Stan Allen	(b)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(b)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(b)
10.7H	SERP Joinder Agreement for William T. Flynt	(b)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(f)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(b)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(b)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(b)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(b)

10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(b)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(b)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(b)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(b)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(b)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(b)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(b)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(g)
10.13	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(h)
10.14	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(h)
10.15	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(h)
10.16	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(h)
10.17	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(h)
10.18	Reserved
10.19	Reserved
10.20	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(k)
10.21	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(k)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(k)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(k)
10.24	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(k)
10.25	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(k)
10.26	Offer Letter between HomeTrust Bank and Keith J. Houghton	(m)
10.27	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	10.27
10.28	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(q)
10.29	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(r)
10.30	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Paula C. Labian	(u)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101

(a)	Reserved

(b)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(c)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(d)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).

(e)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).

(f)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(g)	Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(h)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(i)	Reserved.

(j)	Filed as an exhibit to Jefferson Bancshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(k)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(l)	Reserved.

(m)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).

(n)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2016 (File No. 001-35593).

(o)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on August 21, 2018 (File No. 001-35593).

(p)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on May 1, 2018 (File No. 001-35593).

(q)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 11, 2018 (File No. 001-35593).

(r)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (File No. 001-35593).

(s)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2018 (File No. 001-35593.

(t)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-35593).

(u)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 (File No. 001-35593).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: May 9, 2018	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: May 9, 2018	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)