Form 10-K
period 2019-06-30
HomeTrust Bancshares, Inc.
filed 2019-09-13
CIK 1538263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2019
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From __________________ To __________________
Commission File Number 1-35593
HOMETRUST BANCSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	45-5055422
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Woodfin Street, Asheville, North Carolina	28801
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (828) 259-3939
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	HTBI	The NASDAQ Stock Market LLC
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
As of September 10, 2019, there were issued and outstanding 17,860,045 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock as of December 31, 2018, was $468.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).
Documents Incorporated By Reference
Part III of Form 10-K - Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholder.

HOMETRUST BANCSHARES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2019

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

PART I
Item 1. Business
General
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the holding company for HomeTrust Bank in connection with HomeTrust Bank’s conversion from mutual to stock form, which was completed on July 10, 2012 (the “Conversion”). As a bank holding company and financial holding company, HomeTrust Bancshares, Inc. is regulated by the Federal Reserve. At June 30, 2019, the Company had consolidated total assets of $3.5 billion, total deposits of $2.3 billion and stockholders’ equity of $408.9 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank and its subsidiary. As a North Carolina state-chartered bank, and member of the Federal Reserve System, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB” or “FHLB of Atlanta”), which is one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB System”). Our headquarters is located in Asheville, North Carolina.
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
Starting in 2013, we entered seven attractive markets through various acquisitions and new office openings, as well as expanded our product lines. These included:

•	BankGreenville Financial Corporation (“BankGreenville”) - one office in Greenville, South Carolina (acquired in July 2013)

•	Jefferson Bancshares, Inc. (“Jefferson”) - nine offices across East Tennessee (acquired in May 2014)

•	Commercial loan production office ("LPO") in Roanoke, Virginia (opened in July 2014)

•	Bank of Commerce - one office in Charlotte, North Carolina (acquired in July 2014)

•	Ten Bank of America Branch Offices - nine in southwest Virginia, one in Eden, North Carolina (acquired in November 2014)

•	Commercial LPO in Raleigh, North Carolina (opened in November 2014) and later converted into full service branch (converted in April 2017)

•	United Financial of North Carolina, Inc. ("United Financial") - municipal lease company headquartered in Fletcher, North Carolina (acquired in December 2016)

•	TriSummit Bancorp, Inc. ("TriSummit") - six offices in East Tennessee (acquired in January 2017)

•	Commercial LPO Greensboro, North Carolina (opened in August 2017)

•	Began origination and sales of U.S. Small Business Administration ("SBA") loans through our new SBA line of business (September 2017)

•	De novo branch in Cary, North Carolina (Opened in March 2018)

•	Began equipment finance line of business (May 2018)
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
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences including home equity loans, construction and land/lot loans, commercial real estate loans, construction and development loans, commercial and industrial loans, U.S. Small Business Administration ("SBA") loans, equipment finance leases, indirect automobile loans, and municipal leases. We also work with a third party to originate home equity lines of credit ("HELOCs") which are pooled and sold. In addition, we purchase investment securities consisting primarily of securities issued by United States Government agencies and government-sponsored enterprises, as well as, commercial paper and certificates of deposit insured by the FDIC.
We offer a variety of deposit accounts for individuals, businesses, and nonprofit organizations. Deposits and borrowings are our primary source of funds for our lending and investing activities.

Market Areas
HomeTrust Bank operates in nine metropolitan statistical areas ("MSAs"): Asheville, NC, with a population of 460,000 as of June 2018; Charlotte-Concord-Gastonia, NC-SC, with a population of 2.6 million as of June 2018; Greensboro, NC, with a population of 768,000 as of June 2018; Greenville-Anderson-Mauldin, SC, with a population of 907,000 as of June 2018; Johnson City, TN, with a population of 203,000 as of June 2018; Kingsport-Bristol-Bristol, TN-VA, with a population of 307,000 as of June 2018; Knoxville, TN, with a population of 883,000 as of June 2018; Morristown, TN, with a population of 119,000 as of June 2018; Roanoke, VA, with a population of 314,000 as of June 2018; and Raleigh, NC, with a population of 1.4 million as of June 2018 according to the United State Census Bureau.
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
The Charlotte-Concord-Gastonia, NC-SC metropolitan area is located in both North and South Carolina, within and surrounding the city of Charlotte. Located in the Piedmont region of the Southeastern United States, the Charlotte metropolitan area is well known for its lower cost of living, diversified economy, national sports teams, and thriving arts community that has led it to be one of the highest in-migration cities in the country according to the Charlotte Chamber. The region is headquarters to several Fortune 500 companies, including Bank of America, Duke Energy, Sealed Air, Nucor Steel, Sonic Automotive, Honeywell, and Lowe's Home Improvement Stores. The Charlotte MSA is the largest in the Carolinas.
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
Unemployment data remains one of the most informative indicators of our local economies. Based on information from the U.S. Bureau of Labor Statistics we have set forth below information regarding the unemployment rates nationally and in our market areas.

	As of June 30,
Location	2019	2018
U.S. National	3.8%	4.2%
North Carolina	4.2%	4.2%
Asheville MSA	3.6%	3.4%
Charlotte/Concord/Gastonia	4.1%	3.9%
Greensboro	4.8%	4.5%
Raleigh	4.0%	3.7%
South Carolina	3.4%	3.8%
Greenville	3.3%	3.3%
Tennessee	3.5%	3.5%
Morristown	4.5%	4.4%
Johnson City	4.4%	4.5%
Kingsport-Bristol	4.2%	4.2%
Knoxville	3.9%	3.9%
Virginia	2.9%	4.2%
Roanoke	3.0%	3.4%
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
Competition
We face strong competition in originating loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions, credit unions, life insurance companies, and mortgage bankers. Other commercial banks, credit unions, and finance companies provide vigorous competition in consumer lending. In addition, in indirect auto financings, we also compete with specialty consumer finance companies, including automobile manufacturers’ captive finance companies. Commercial and industrial loan competition is primarily from local and regional commercial banks. We believe that we compete effectively because we consistently deliver high-quality, personal service to our customers that results in a high level of customer satisfaction. We also maintain a significant commitment to technological resources, which has expanded our customer service capabilities and increased efficiencies in our lending process.

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

Location	Rank(1)	Deposit Market Share(1)
North Carolina	18th	0.36%
Asheville MSA	3rd	8.35%
Charlotte/Gastonia	18th	0.05%
Raleigh	23rd	0.09%
South Carolina	63rd	0.07%
Greenville	20th	0.53%
Tennessee	46th	0.32%
Morristown	2nd	20.21%
Johnson City	4th	8.72%
Kingsport-Bristol	8th	2.94%
Knoxville	20th	0.42%
Virginia	62nd	0.11%
Roanoke	5th	4.14%
Bristol	5th	6.55%
___________________________________________________________________
(1) Source: FDIC data as of June 30, 2018
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
In addition, the way we create differentiation from our competition to fuel organic growth is by focusing on “HOW” we deliver our products and services. Many of our employees have been a part of HomeTrust Bank for decades, while a significant number of employees have more recently brought their industry knowledge and expertise to us through internal growth and acquisitions, reflecting their desire to be a part of a high performing team that works well together to make a difference for customers. We strive to create organizational clarity by adhering to our core values of caring and teamwork while continuing to reach for our aspirational values of customer satisfaction, accountability, continuous improvement, and humility. This “culture model” includes four key principles:

•	making a difference for customers every day is both fun and personally rewarding;

•	success is built on relationships;

•	we must continually add value to relationships with our customers and with each other; and

•	we need to grow ourselves and our ability to make a difference.
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

	At June 30,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Retail consumer loans:
One-to-four family	$660,591	24.42%	$664,289	26.29%	$684,089	29.08%	$623,701	34.04%	$650,750	38.61%
Home equity - originated	131,095	4.85	137,564	5.44	157,068	6.68	163,293	8.91	161,204	9.56
Home equity - purchased	116,972	4.32	166,276	6.58	162,407	6.90	144,377	7.88	72,010	4.27
Construction and land/lots	80,602	2.98	65,601	2.60	50,136	2.13	38,102	2.08	45,931	2.73
Indirect auto finance	153,448	5.67	173,095	6.85	140,879	5.99	108,478	5.92	52,494	3.11
Consumer	19,756	0.73	12,379	0.49	7,900	0.34	4,635	0.25	3,708	0.22
Total retail consumer loans	1,162,464	42.97%	1,219,204	48.25%	1,202,479	51.12%	1,082,586	59.08%	986,097	58.50%
Commercial loans:
Commercial real estate	927,261	34.28%	857,315	33.92%	730,408	31.04%	486,561	26.55%	441,620	26.20%
Construction and development	210,916	7.80	192,102	7.60	197,966	8.42	86,840	4.74	64,573	3.83
Commercial and industrial	160,471	5.93	135,336	5.36	120,387	5.12	73,289	4.00	84,820	5.03
Equipment finance (1)	132,058	4.88	13,487	0.53	—	—	—	—	—	—
Municipal leases	112,016	4.14	109,172	4.32	101,175	4.30	103,183	5.63	108,574	6.44
Total commercial loans	1,542,722	57.03%	1,307,412	51.75%	1,149,936	48.88%	749,873	40.92%	699,587	41.50%
Total loans	2,705,186	100.00%	2,526,616	100.00%	2,352,415	100.00%	1,832,459	100.00%	1,685,684	100.00%
Less:
Deferred costs (fees), net	4		(764)		(945)		372		23
Allowance for losses	(21,429)		(21,060)		(21,151)		(21,292)		(22,374)
Total loans receivable, net	$2,683,761		$2,504,792		$2,330,319		$1,811,539		$1,663,333
_____________________________________________
(1)    Equipment finance line of business began operations in May 2018.

The following table shows the fixed- and variable-rate composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and allowances for loan losses) at the dates indicated.

	At June 30,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:	(Dollars in thousands)
Retail consumer loans:
One-to-four family	$293,537	10.8%	$333,986	13.2%	$365,566	15.5%
Home equity - originated	446	—	163	—	1,664	0.1
Construction and land/lots	74,989	2.8	59,283	2.3	42,149	1.8
Indirect auto finance	153,448	5.7	173,095	6.9	140,879	6.0
Consumer	12,583	0.5	6,457	0.3	7,887	0.3
Commercial loans:
Commercial real estate	491,683	18.2	441,796	17.5	444,055	18.9
Construction and development	34,837	1.3	55,682	2.2	50,231	2.1
Commercial and industrial	81,238	3.0	74,081	3.0	73,600	3.1
Equipment finance	132,058	4.9	13,487	0.5	—	—
Municipal leases	112,016	4.1	109,172	4.3	101,175	4.4
Total fixed-rate loans	1,386,835	51.3%	1,267,202	50.2%	1,227,206	52.2%
Adjustable-rate loans:
Retail consumer loans:
One-to-four family	367,054	13.6%	330,303	13.1%	318,523	13.5%
Home equity - originated	130,649	4.8	137,401	5.4	155,404	6.6
Home equity - purchased	116,972	4.3	166,276	6.6	162,407	6.9
Construction and land/lots	5,613	0.2	6,318	0.3	7,987	0.3
Consumer	7,173	0.3	5,922	0.2	13	—
Commercial loans:
Commercial real estate	435,578	16.1	415,519	16.4	286,353	12.2
Construction and development	176,079	6.5	136,420	5.4	147,735	6.3
Commercial and industrial	79,233	2.9	61,255	2.4	46,787	2.0
Total adjustable-rate loans	1,318,351	48.7%	1,259,414	49.8%	1,125,209	47.8%
Total loans	2,705,186	100.0%	2,526,616	100.0%	2,352,415	100.0%
Less:
Deferred costs (fees), net	4		(764)		(945)
Allowance for losses	(21,429)		(21,060)		(21,151)
Total loans receivable, net	$2,683,761		$2,504,792		$2,330,319
For further discussion, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report.

Loan Maturity.  The following table sets forth certain information at June 30, 2019 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Retail Consumer
	Due During Years Ending June 30,
	2020	2021	2022	2023 to 2024	2025 to 2026	2027 to 2031	2032 and following	Total
	(Dollars in thousands)
One-to-four family
Amount	$9,593	14,763	15,746	39,837	49,721	142,927	388,004	$660,591
Weighted Average Rate	5.44%	4.58%	431.00%	4.75%	3.99%	3.63%	4.18%	4.11%
Home equity - originated
Amount	$4,919	4,383	7,271	20,383	11,275	7,046	75,818	$131,095
Weighted Average Rate	5.50%	5.75%	5.64%	5.38%	5.61%	5.78%	5.85%	5.72%
Home equity - purchased
Amount	$—	—	—	—	—	—	116,972	$116,972
Weighted Average Rate	—%	—%	—%	—%	—%	—%	5.21%	5.21%
Construction and land/lots
Amount	$408	133	210	706	4,653	3,407	71,085	$80,602
Weighted Average Rate	6.15%	5.61%	5.89%	6.60%	5.87%	5.53%	4.18%	4.38%
Indirect auto finance
Amount	$587	4,881	17,192	78,448	52,340	—	—	$153,448
Weighted Average Rate	3.61%	3.19%	3.18%	3.87%	4.90%	—%	—%	4.12%
Consumer
Amount	$414	639	828	8,205	1,483	4,994	3,193	$19,756
Weighted Average Rate	4.61%	5.04%	4.89%	5.91%	5.23%	5.56%	7.98%	6.01%

	Commercial Loans
	Due During Years Ending June 30,
	2020	2021	2022	2023 to 2024	2025 to 2026	2027 to 2031	2032 and following	Total
	(Dollars in thousands)
Commercial real estate
Amount	60,864	129,971	139,337	320,615	176,098	61,299	39,077	$927,261
Weighted Average Rate	4.28%	4.23%	4.27%	4.49%	4.38%	4.48%	5.59%	4.43%
Construction and development
Amount	63,354	26,669	26,029	45,020	43,095	3,861	2,888	$210,916
Weighted Average Rate	5.69%	5.65%	4.97%	4.60%	4.87%	4.04%	3.85%	5.14%
Commercial and industrial
Amount	29,946	31,133	25,394	36,653	26,826	2,642	7,877	$160,471
Weighted Average Rate	5.09%	5.09%	4.24%	4.63%	4.47%	6.03%	5.53%	4.88%
Equipment finance
Amount	—	2,507	12,564	93,201	23,786	—	—	132,058
Weighted Average Rate	—%	5.00%	5.36%	5.77%	6.02%	—%	—%	5.76%
Municipal leases(1)
Amount	434	5,115	3,342	14,123	20,754	40,618	27,630	$112,016
Weighted Average Rate	3.83%	3.74%	3.40%	3.62%	4.81%	4.70%	4.66%	4.49%

	Total
	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending June 30,
2020	$170,519	5.05%
2021	220,194	4.57
2022	247,913	4.43
2023 to 2024	657,191	4.78
2025 to 2026	410,031	4.75
2027 to 2031	266,794	4.22
2032 and following	732,544	4.63
Total	$2,705,186	4.65%
_________________________________________________________

(1)	The weighted average rate of municipal loans is adjusted for a 24% combined federal and state tax rate since the interest income from these leases is tax exempt.
The total amount of loans due after June 30, 2020, which have predetermined interest rates is $1.31 billion, while the total amount of loans which have adjustable interest rates is $1.22 billion.
Lending Authority. Loan credit authority is granted to various officers of the Bank and approved at least annually by the Credit Risk Committee, which is made up of the Chief Operating Officer, Chief Credit Officer, and Chief Risk Officer. Generally, total credit exposure that exceeds the loan credit authority of each officer must be approved by the Senior Credit Officer or Chief Credit Officer. In the absence of the Chief Credit Officer, another Senior Credit Officer not directly involved with the borrower may approve the credit instead of the Chief Credit Officer.
Loan relationships in excess of $7.5 million in total credit exposure must be approved by our Senior Loan Committee, which is comprised of the Chief Credit Officer, the Commercial Banking Group Executive, and/or the Chief Operating Officer. Any loan submitted for Senior Loan Committee approval must have the prior approval of the Relationship Manager, the Market President and their assigned Senior Credit Officer. Loans in excess of $15.0 million in total credit exposure must be approved by the Executive Loan Committee comprised of the Chief Executive Officer, Chief Operating Officer, Commercial Banking Group Executive, Chief Credit Officer and another Senior Credit Officer not involved with the credit. A quorum consists of at least three members, one of whom must be either the Chief Credit Officer or the Senior Credit Officer. A 70% vote is required for approval. Total credit exposure in a single loan or group of loans to related borrowers exceeding 60% of the Bank’s legal lending limit must be approved by the Bank's board of directors.
At June 30, 2019, the maximum amount under federal regulation that we could lend to any one borrower and the borrower’s related entities was approximately $56.6 million. Our five largest lending relationships are with commercial borrowers and totaled $108.1 million in the aggregate, or 4.0% of our $2.7 billion loan portfolio at June 30, 2019. As of June 30, 2019, all loans to these borrowers were performing in accordance with their original repayment terms.
The largest lending relationship at June 30, 2019 consisted of ten loans totaling approximately $24.5 million to nine borrowers based in Florida. The largest loan in this relationship had an outstanding balance of $5.7 million as of June 30, 2019 and was secured by a non-owner-occupied industrial flex space property located in Greensboro, NC. The remaining relationship exposure consisted of eight loans secured by non-owner-occupied industrial, retail, and medical office properties. The properties are located in the Tennessee cities of Bristol, Clarksville, Columbia, and Johnson City, as well as in Rocky Mount, NC, Dublin, VA, and Rome, GA.
The second largest lending relationship at June 30, 2019 was approximately $24.1 million consisting of three loans to three borrowers in Louisiana, North Carolina, and Georgia. The largest loan in this relationship at June 30, 2019 had an outstanding balance of $11.6 million and was secured by a non-owner occupied medical office property located in Covington, LA. The remaining relationship exposure consisted of two loans secured by non-owner occupied office properties located in Gastonia, NC, and Rome, GA.
The third largest lending relationship at June 30, 2019 was $20.7 million consisting of five loans to four borrowers in North Carolina. The largest loan in the relationship at June 30, 2019 had an outstanding balance of $6.8 million and was secured by a hotel property located in Greensboro, NC. The remaining exposure consisted of loans secured by hotel properties in Fayetteville, NC, Wake Forest, NC, and Clinton, SC.
The fourth largest lending relationship at June 30, 2019 was $19.7 million consisting of six loans to two borrowers in Virginia. The largest loan in the relationship at June 30, 2019 had an outstanding balance of approximately $4.8 million and was secured by a non-owner occupied industrial property in Roanoke, VA. The remaining relationship exposure was secured by non-owner-occupied industrial and flex-space properties, as well as self-storage properties, all of which were located throughout southwest Virginia.
The fifth largest lending relationship at June 30, 2019 was approximately $19.1 million consisting of two loans to two borrowers in Virginia. The largest loan in the relationship at June 30, 2019 had an outstanding balance of $16.4 million and was secured by an assisted living property in Savannah, GA. The other loan was secured by a lien on all business assets of the borrowers.

Retail Consumer Loans
One-to-Four Family Real Estate Lending. We originate loans secured by first mortgages on one-to-four family residences typically for the purchase or refinance of owner-occupied primary or secondary residences located primarily in our market areas. We generally originate one-to-four family residential mortgage loans through referrals from real estate agents, builders, and from existing customers. Walk-in customers are also important sources of loan originations. At June 30, 2019, $660.6 million, or 24.4%, of our loan portfolio consisted of loans secured by one-to-four family residences. Subsequent to June 30, 2019, the Company decided to sell between $200.0 million and $300.0 million of our one-to-four family loans to a third party. Once specifically identified, these loans will be moved from total loans to loans held for sale at the lower of cost or market. The transaction is anticipated to close during the second quarter of fiscal 2020 at a gain. See Note 24 "Subsequent Events" in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
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
The majority of our one-to-four family residential loans are originated with fixed rates and have terms of ten to 30 years. At June 30, 2019 our one-to-four family residential loan portfolio included $293.5 million in fixed rate loans. We generally originate fixed rate mortgage loans with terms greater than 15 years for sale to various secondary market investors on a servicing released basis. We also originate adjustable-rate mortgage, or ARM, loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin. Most of our ARM loans are hybrid loans, which after an initial fixed rate period of one, five, seven, or ten years will convert to an annual adjustable interest rate for the remaining term of the loan. Our ARM loans have terms up to 30 years. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our asset/liability management objectives. Our ARM loans generally have a floor interest rate set at the initial interest rate, and a cap of two percentage points on rate adjustments during any one year and six percentage points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.
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
Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average size of our one-to-four family residential loans was $131,107 at June 30, 2019.
A majority of our loans are “non-conforming” because they are adjustable rate mortgages which contain interest rate floors or do not satisfy credit or other requirements due to personal and financial reasons (i.e. divorce, bankruptcy, length of time employed, etc.), conforming loan limits (i.e. jumbo mortgages), and other requirements, imposed by secondary market purchasers. Some of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy a need in our local market areas. As a result, subject to market conditions, we intend to continue to originate these types of loans. Total non-conforming loans were $416.6 million at June 30, 2019, including $149.0 million of jumbo one- to four-family residential loans which may also expose us to increased risk because of their larger balances.
Property appraisals on real estate securing our one-to-four family loans in excess of $250,000 that are not originated for sale are made by a state-licensed or state-certified independent appraiser approved by the board of directors. Appraisals are performed in accordance with applicable regulations and policies. For loans that are less than $250,000, we may use the tax assessed value, broker price opinions, and/or a property inspection in lieu of an appraisal. We generally require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to-four family loans. We do not originate permanent one-to-four family mortgage loans with a negatively amortizing payment schedule, and currently do not offer interest-only mortgage loans. We have not typically originated stated income or low or no documentation one-to-four family loans. At June 30, 2019, $2.9 million of our one-to-four family loans were interest-only of which $2.8 million served as collateral for commercial purpose loans. In connection with the new rules issued by the Consumer Financial Protection Bureau ("CFPB"), which includes a definition for “qualified mortgage” loans based on the borrower’s ability to repay the loan, we believe that substantially all of the mortgage loans approved by us meet this standard.
At June 30, 2019, $85.3 million of our one-to-four family loan portfolio consisted of loans secured by non-owner occupied residential properties. Loans secured by residential rental properties represent a unique credit risk to us and, as a result, we adhere to specific underwriting guidelines for such loans. Additionally, we have established specific loan portfolio concentration limits for loans secured by residential rental property to prevent excessive credit risk that could result from an elevated concentration of these loans. A primary risk factor in non-owner occupied residential real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the successful operation and management of the properties, as well as the ability of tenants to pay rent. As a result, repayment of such loans may be subject to adverse economic conditions and unemployment trends, and may be sensitive to changes in the supply and demand for such properties. We consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases. We periodically monitor the performance and cash flow sufficiency of certain residential rental property borrowers based on a number of factors such as loan performance, loan size, total borrower credit exposure, and risk grade.
Home Equity Lines of Credit.  Our originated home equity lines of credit ("HELOCs") consist primarily of adjustable-rate lines of credit. At June 30, 2019, HELOCs-originated totaled $131.1 million or 4.8% of our loan portfolio of which $67.4 million was secured by a first lien on owner-occupied residential property. The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, typically up to 85% of the value of the property securing the loan (less any prior mortgage loans) with an adjustable-rate of interest based on The Wall Street Journal prime rate plus a margin. Currently, our home equity line of credit floor interest rate is dependent on the overall loan to value, and has a cap of 16% above the floor rate over the life of the loan. Originated HELOCs generally have up to a ten-year draw period and amounts may be reborrowed after payment at any time during the draw period. Once the draw period has lapsed, the payment is amortized over a 15-year period based on the loan balance at that time. At June 30, 2019, unfunded commitments on these lines of credit totaled $201.4 million.
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
In December 2014, the Company began purchasing HELOCs originated by other financial institutions. At June 30, 2019, HELOCs-purchased totaled $117.0 million, or 4.3% of our loan portfolio. Unfunded commitments on these lines of credit were $31.6 million at June 30, 2019. The credit risk characteristics are different for these loans since they were not originated by the Company and the collateral is located outside the Company’s market area, primarily in several western states. All of these loans were originated in 2012 or later, had an average FICO score of 740, and loan to values of less than 90% at origination. Loan charge-offs in this portfolio since December 2014 totaled $48,000. The Company will continue to monitor the performance of these loans and adjust the allowance for loan losses as necessary.
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
At June 30, 2019, our construction and land/lot loan portfolio was $80.6 million compared to $65.6 million at June 30, 2018. At June 30, 2019, unfunded loan commitments totaled $65.4 million, compared to $58.9 million at June 30, 2018. Construction-to-permanent loans are made for the construction of a one-to-four family property which is intended to be occupied by the borrower as either a primary or secondary residence. Construction-to-permanent loans are originated to the homeowner rather than the homebuilder and are structured to be converted to a first lien fixed- or adjustable-rate permanent loan at the completion of the construction phase. We do not originate construction phase only or junior lien construction-to-permanent loans. The permanent loan is generally underwritten to the same standards as our one-to-four family residential loans and may be held by us for portfolio investment or sold in the secondary market. At June 30, 2019, our construction-to-permanent loans totaled $70.3 million and the average loan size was $226,650. During the construction phase, which typically lasts for six to 12 months, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed based on a percentage of completion. Construction-to-permanent loans require payment of interest only during the construction phase. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. Construction loans may be originated up to 95% of the cost or of the appraised value upon completion, whichever is less; however, we generally do not originate construction loans which exceed the lower of 80% loan to cost or appraised value without securing adequate private mortgage insurance or other form of credit enhancement such as the Federal Housing Administration or other governmental guarantee. We also require general liability, builder’s risk hazard insurance, title insurance, and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) on all construction loans. At June 30, 2019, the largest construction to permanent loan had an outstanding balance of $2.6 million and was performing according to the original repayment terms.
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
Land/lot loans are typically originated in an amount up to 70% of the lower of the purchase price or appraisal, are secured by a first lien on the property, for up to a 20-year term, require payments of interest only and are structured with an adjustable rate of interest on terms similar to our one-to-four family residential mortgage loans. At June 30, 2019, our land/lot loans totaled $10.3 million and the average land/lot loan size was $48,000. At June 30, 2019, the largest land/lot loan had an outstanding balance of $401,000 and was performing according to the original repayment terms.
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
Indirect Auto Finance. As of June 30, 2019, our indirect auto finance installment contracts totaled $153.4 million, or 5.7% of our total loan portfolio. Going forward, the Company expects to maintain the size of this portfolio at approximately the same current percentage of the total loan portfolio. As an indirect lender, we market to automobile dealerships, both manufacturer franchised dealerships and independent dealerships, who utilize our origination platform to provide automotive financing through installment contracts on new and used vehicles. As of June 30, 2019, we worked with 69 auto dealerships located in western North Carolina and upstate South Carolina. Working with strong dealerships within our market area provides us with the opportunity to actively deepen customer relationships through cross-selling opportunities, as 83.0% of our indirect auto finance loans are originated to noncustomers.
The dealers are compensated via an industry standard commission, known as dealer reserve, on marked-up interest rates or from flat rate commission amounts. Our auto finance sales team uses purchased industry data to provide quantitative analysis of dealer sales history to target strong dealerships as the starting point of building long lasting, successful relationships. Local, quick decisions, broad hour coverage, personalized customer service, and prompt contract funding are keys to our success in this competitive line of business. Additionally, our process has been designed to integrate with existing dealership practices, utilizing an industry leading decision engine, which provides our internal underwriters with the tools needed to respond quickly to loans meeting our credit policy criteria.
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
Our indirect auto portfolio at June 30, 2019, consisted of 9,872 installment loan contracts with a weighted-average contract rate of 5.12%, an average FICO credit score of 732, and an average loan to value ratio of 106.4% based on wholesale dealer invoice on new cars and the NADA Official Used Car Guide for used cars. Approximately 85% were originated through manufacturer franchised dealerships and approximately 15% were originated through independent dealerships; 40% were contracts on new vehicles and 60% were contracts on used vehicles. The loan term is averaging 66 months which is comparable to national auto industry data.
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
Consumer Lending.  Our consumer loans consist of loans secured by deposits accounts or personal property such as automobiles, boats, and motorcycles, as well as unsecured consumer debt. At June 30, 2019, our consumer loans totaled $19.8 million, or 0.7% of our loan portfolio. We originate our consumer loans primarily in our market areas.
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
Commercial Loans
Commercial Real Estate Lending.  We originate commercial real estate loans, including loans secured by office buildings, retail/wholesale facilities, hotels, industrial facilities, medical and professional buildings, churches, and multifamily residential properties located primarily in our market areas. As of June 30, 2019, $927.3 million or 34.3% of our total loan portfolio was secured by commercial real estate property, including multifamily loans totaling $105.6 million, or 3.91% of our total loan portfolio. Of the remaining amount, $259.6 million was identified as owner occupied commercial real estate, and $562.1 million was secured by income producing, or non-owner-occupied commercial real estate. Commercial real estate loans generally are priced at a higher rate of interest than one-to-four family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one-to-four family residential loans. Often payments on loans secured by commercial or multi-family properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.
The average outstanding loan size in our commercial real estate portfolio was $726,000 as of June 30, 2019. The Bank’s commercial focus is on developing and fostering strong banking relationships with small to mid-size clients within our market area. At June 30, 2019, the largest commercial real estate loan in our portfolio was to a local borrower in Asheville, NC for $12.6 million, secured by a hotel. Our largest multi-family loan as of June 30, 2019 was a 76.74% interest in a 91 unit apartment property in Charlotte, NC with an outstanding balance of $9.7 million. Both of these loans were performing according to their original repayment terms as of June 30, 2019.
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
Our expansion into larger metro markets combined with the hiring of experienced commercial real estate relationship managers, credit officers, and the development of a construction risk management group to better manage construction risk, has led to a significant increase in and conscience effort to grow the construction and development portfolio. At June 30, 2019, our construction and development loans totaled $210.9 million, or 7.8% of our total loan portfolio. At June 30, 2019, $69.1 million or 32.8% of our construction and development loans required interest-only payments. A minimal amount of these construction loans provide for interest payments to be paid out of an interest reserve, which is established in connection with the origination of the loan pursuant to which we will fund the borrower's monthly interest payments and add the payments to the outstanding principal balance of the loan. Unfunded commitments at June 30, 2019 totaled $123.1 million compared to $151.6 million at June 30, 2018. Land acquisition and development loans are included in the construction and development loan portfolio, and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchase and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sale to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans.
Land acquisition and development loans are generally secured by property in our primary market areas. In addition, these loans are secured by a first lien on the property, are generally limited up to 65% of the lower of the acquisition price or the appraised value of the land and generally have a maximum amortization term of ten years with a balloon maturity of up to three years. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste. At June 30, 2019, our land acquisition and development loans in our commercial construction and development portfolio totaled $67.7 million. The largest land acquisition and development loan had an outstanding balance at June 30, 2019 of $4.3 million and was performing according to its repayment terms. The subject loan is secured by a residential lot development. At June 30, 2019, 7 land acquisition and development loans totaling $1.4 million were classified as nonaccruing.
Part of our land acquisition and development portfolio consists of speculative construction loans for homes. These homes typically have an average price ranging from $200,000 to $500,000. Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either us or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to fund the debt service on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant period of time after the completion of construction, until a home buyer is identified. Loans to finance the construction of speculative single-family homes and subdivisions are generally offered to experienced builders with proven track records of performance, are qualified using the same standards as other commercial loan credits and require cash reserves to carry projects through construction completions and sale of the project. These loans require payment of interest-only during the construction phase. At June 30, 2019, loans for the speculative construction of single family properties totaled $46.0 million compared to $48.7 million at June 30, 2018. At June 30, 2019, we had four borrowers each with an aggregate outstanding loan balance over $1.0 million which comprise 10.6% of the total balance for the speculative construction of single family properties and secured by properties located in our market areas. At June 30, 2019, no speculative construction loans were classified as nonaccruing. Unfunded commitments were $31.4 million at June 30, 2019 and $30.1 million at June 30, 2018.
Commercial construction and construction to permanent loans are offered on an adjustable interest rate or fixed interest rate basis. Adjustable interest rate loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, plus or minus an interest rate margin. The initial construction period is generally limited to 12 to 24 months from the date of origination, and amortization terms are generally limited to 20 years; however, amortization terms of up to 25 years may be available for certain property types based on elevated underwriting and qualification criteria. Construction to permanent loans generally include a balloon maturity of five years or less; however, balloon maturities of greater than five years are allowed on a limited basis depending on factors such as property type, amortization term, lease terms, pricing, or the availability of credit enhancements. Construction loan proceeds are disbursed commensurate with the percentage of completion of work in place, as documented by periodic internal or third-party inspections. The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised post-construction value. Disbursement of funds is at our sole discretion and is based on the progress of construction. At June 30, 2019 we had $97.3 million of non-residential construction loans included in our commercial construction and development loan portfolio.
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

Commercial and industrial loans typically have shorter maturity terms and higher interest rates than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market areas. At June 30, 2019, commercial and industrial loans totaled $160.5 million, which represented 5.9% of our total loan portfolio. Our commercial and industrial lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.
During fiscal 2018, we began commercial business loan originations made under the U.S. Small Business Administration ("SBA") 7(a) and United States Department of Agriculture Business & Industry (“USDA B&I”) programs to small businesses located throughout the Southeast. We originate these loans and utilize a third party service provider that assists with processing and closing services based on the Bank’s underwriting and credit approval criteria. Loans made by the Bank under the SBA 7(a) and USDA B&I programs generally are made to small businesses to provide working capital needs, to refinance existing debt or to provide funding for the purchase of businesses, real estate, machinery, and equipment. These loans generally are secured by a combination of assets that may include receivables, inventory, furniture, fixtures, equipment, business real property, commercial real estate and sometimes additional collateral such as an assignment of life insurance and a lien on personal real estate owned by the guarantor(s). The terms of these loans vary by use of funds. The loans are primarily underwritten on the basis of the borrower’s ability to service the loan from qualifying business income. Under the SBA 7(a) and USDA B&I loan program the loans carry a government guaranty up to 90% of the loan in some cases. Typical maturities for this type of loan vary up to twenty-five years and can be thirty years in some circumstances. SBA 7(a) and USDA B&I loans will normally be adjustable rate loans based upon the Wall Street Journal prime lending rate. Under the loan programs, we will typically sell in the secondary market the guaranteed portion of these loans to generate noninterest income and retain the related unguaranteed portion of these loans; loan servicing is handled by a third party loan sub-service provider for a fee paid for by the purchaser of the guaranteed loan portion. We generally offer SBA 7(a) loans up to $5.0 million and USDA B&I loans up to $10.0 million. During the year ended June 30, 2019, we originated $61.7 million and sold participating interests of $48.1 million in SBA 7(a) and USDA B&I loans.
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
Equipment Finance. Our Equipment Finance line of business first began operations in May 2018 and offers companies that are purchasing equipment for their business various products to help manage tax and accounting issues, while offering flexible and customizable repayment terms. These products are primarily made up of commercial finance agreements and commercial loans for transportation equipment, construction equipment, and manufacturing. The loans have terms ranging from 24 to 84 months, with an average of five years and are secured by the financed equipment. Typical transaction sizes range from $25,000 to $1.0 million, with an average size of approximately $200,000. At June 30, 2019, equipment finance loans totaled $132.1 million, which represented 4.9% of our total loan portfolio.
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
At June 30, 2019, municipal leases totaled $112.0 million, which represented 4.1% of our total loan portfolio. At that date, $38.5 million, or 34.4% of our municipal leases were secured by fire trucks, $30.5 million, or 27.3%, were secured by fire stations, $39.4 million or 35.1%, were secured by both, with the remaining $3.6 million or 3.2% secured by miscellaneous firefighting equipment. At June 30, 2019, the average outstanding municipal lease size was $371,000.
Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for such purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2019, $11.8 million of our municipal leases contained a non-appropriation clause.

Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market area. Demand is affected by competition and the interest rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. We do not generally purchase loans or loan participations except for certain HELOCs. We actively sell the majority of our long-term fixed-rate residential first mortgage loans to the secondary market at the time of origination and retain our adjustable-rate residential mortgages and certain fixed-rate mortgages with terms to maturity less than or equal to 15 years and other consumer and commercial loans. In addition, we began selling the guaranteed portion of SBA 7(a) and USDA B&I loans during fiscal 2018. During the years ended June 30, 2019 and 2018 we sold $168.0 million and $139.2 million, respectively, of predominantly one-to-four family loans and SBA 7(a) loans to the secondary market. We generally release the servicing of one-to-four family loans we sell into the secondary market, and retain the servicing on SBA 7(a) loans sold. Loans are generally sold on a non-recourse basis.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Years Ended June 30,
	2019	2018	2017
Originations:(1)
Retail consumer:	(In thousands)
One-to-four family	$182,483	$189,562	$233,478
Home equity - originated	70,532	57,018	47,072
Construction and land/lots	106,933	100,421	71,674
Indirect auto finance	55,610	99,558	84,707
Consumer	9,096	3,100	2,722
Commercial loans:
Commercial real estate	186,907	257,494	238,870
Construction and development	173,904	234,102	192,803
Commercial and industrial	78,089	57,643	92,591
Equipment finance	147,225	20,228	—
Municipal leases	22,748	21,038	8,278
Total loans originated	$1,033,527	$1,040,164	$972,195
Purchases:
Retail consumer:
Home equity - purchased	$—	$60,371	$77,000
Commercial loans:
Commercial real estate	1,005	790	930
Municipal leases	—	—	8,973
Loans acquired through business combination	—	—	258,059
Total loans purchased or acquired	$1,005	$61,161	$344,962
Sales and repayments:
Retail consumer:
One-to-four family	$121,158	$125,830	$135,365
Home equity - originated	—	—	—
Consumer	—	—	—
Commercial loans:
Commercial real estate	28,759	—	2,781
Construction and development	—	116	—
Commercial and industrial	18,124	13,244	—
Total sales	168,041	139,190	138,146
Principal repayments	674,851	787,487	660,548
Total reductions	$842,892	$926,677	$798,694
Net increase	$191,640	$174,648	$518,463
________________________________________________

(1)
Originations include one-to-four family loans, HELOCs, SBA 7(a) loans, and USDA B&I loans originated for sale of $190.9 million, $143.8 million, and $134.3 million for years ended June 30, 2019, 2018, and 2017, respectively.

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

Delinquent consumer loans are handled in a similar manner, except that late notices are sent within 30 days after the due date. Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws, as well as other applicable laws, and the determination by us that it would be beneficial from a cost basis.
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
The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 2019.

	Loans Delinquent For:
							Total Loans Delinquent
	30-89 Days			90 Days and Over			30 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Retail consumer loans:
One-to-four family	30	$1,615	0.24%	34	$1,389	0.21%	64	$3,004	0.45%
Home equity - originated	6	226	0.17	4	208	0.16	10	434	0.33
Home equity - purchased	—	—	—	2	485	—	2	485	—
Construction and land/lots	1	138	0.17	2	6	0.01	3	144	0.18
Indirect auto finance	28	459	0.30	19	237	0.15	47	696	0.45
Consumer	5	6	0.03	6	31	0.16	11	37	0.19
Commercial loans:
Commercial real estate	4	2,279	0.25	10	516	0.05	14	2,795	0.30
Construction and development	—	—	—	9	1,133	0.54	9	1,133	0.54
Commercial and industrial	4	207	0.13	31	99	0.06	35	306	0.19
Equipment finance	4	649	0.49	3	384	0.29	7	1,033	0.78
Total	82	$5,579	0.21%	120	$4,488	0.17%	202	$10,067	0.37%
Nonperforming Assets.  Nonperforming assets were $13.3 million, or 0.38% of total assets at June 30, 2019, compared to $14.6 million, or 0.44%, at June 30, 2018.
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
Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. Troubled debt restructurings are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. During the fiscal year ended June 30, 2019, 29 loans for $7.3 million were modified from their original terms and were classified as a troubled debt restructuring. This compares to 31 loans for $4.2 million that were modified in the fiscal year ended June 30, 2018. As of June 30, 2019, the outstanding balance of troubled debt restructured loans was $27.9 million, comprised of 303 loans as compared to $26.2 million comprised of 329 loans at June 30, 2018.
Once a nonaccruing troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, the troubled debt restructuring is removed from nonaccrual status. At June 30, 2019, $4.5 million of troubled debt restructurings were classified as nonaccrual, including $1.2 million of construction and development loans. As of June 30, 2019, $23.1 million, or 82.8% of the restructured loans have a current payment status as compared to $21.2 million, or 81.3% at June 30, 2018. Performing troubled debt restructurings increased $1.9 million, or 8.8%, from June 30, 2018 to June 30, 2019. The table below sets forth the amounts and categories of nonperforming assets.

	At June 30,
	2019	2018	2017	2016	2015
Nonaccruing loans:(1) Retail consumer loans:	(In thousands)
One-to-four family	$3,223	$4,308	$6,453	$9,192	$10,523
Home equity - originated	348	656	1,291	1,026	1,856
Home equity - purchased	666	187	192	—	—
Construction and land/lots	6	165	245	188	465
Indirect auto finance	463	255	1	20	—
Consumer	45	321	29	15	49
Commercial loans:
Commercial real estate	3,559	2,863	2,756	3,222	5,103
Construction and development	1,357	2,045	1,766	1,417	3,461
Commercial and industrial	307	114	827	3,019	3,081
Equipment finance	384	—	—	—	—
Municipal leases	—	—	106	419	316
Total nonaccruing loans	10,358	10,914	13,666	18,518	24,854
Real Estate Owned assets:
Retail consumer loans:
One-to-four family	756	801	990	794	1,613
Home equity - originated	281	197	45	30	20
Construction and land/lots	358	498	690	846	1,096
Commercial loans:
Commercial real estate	1,237	1,730	2,736	1,211	978
Construction and development	297	458	1,857	3,075	3,317
Total foreclosed assets	2,929	3,684	6,318	5,956	7,024
Total nonperforming assets	$13,287	$14,598	$19,984	$24,474	$31,878
Total nonperforming assets as a percentage of total assets	0.38%	0.44%	0.62%	0.90%	1.15%
Performing Troubled Debt Restructurings	$23,116	$21,251	$27,043	$28,263	$21,891
_______________________________________

(1)
Purchased-credit impaired ("PCI") loans totaling $1,344 at June 30, 2019, $3,353 at June 30, 2018, $6,664 at June 30, 2017, $6,607 at June 30, 2016, and $8,158 at June 30, 2015 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.

For the years ended June 30, 2019 and 2018, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $578,000 and $668,000, respectively. The amount that was included in interest income on such loans was $679,000 and $702,000, respectively. At June 30, 2019, $15.7 million in impaired loans were individually evaluated for impairment; $120,000 of the allowance for loan losses was allocated to these individually impaired loans at period-end. A loan is impaired when it is probable, based on current information and events, that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreements. Troubled debt restructurings are also considered impaired. Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.
We record real estate owned ("REO") (property acquired through a lending relationship) at fair value less cost to sell on a non-recurring basis. All REO properties are recorded at amounts which are equal to the fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the years ended June 30, 2019 and 2018, we recognized $295,000 and $539,000, respectively, of REO impairment charges.
Within our nonaccruing loans, as of June 30, 2019 we had one nonaccrual lending relationship with aggregate loan exposure in excess of $1.0 million, or 20.6% of our total nonaccruing loans. This lending relationship consists of two loans totaling $2.1 million as of June 30, 2019. These two loans are secured by commercial land and a stand alone retail property under a long-term lease with a national tenant. The collateral for both loans is located in Buncombe County, NC. At June 30, 2019, we had $2.9 million of REO, the largest of which had a book value of $477,500 and is related to commercial real estate located in Boiling Springs, NC. The second and third largest REO properties at June 30, 2019 consist of multifamily properties located in Bristol, VA with book values of $390,000 and $312,000, respectively. At June 30, 2019 all other REO properties have individual book values of less than $228,000.
REO decreased $755,000, to $2.9 million at June 30, 2019 primarily due to the $903,000 in sales of REO and $439,000 in writedowns and losses on the sale of REO, which were partially offset by $731,000 in transfers from loans. The total balance of REO included $655,000 in land, construction and development projects (both residential and commercial), $1.2 million in commercial real estate, and $1.0 in single-family homes at June 30, 2019.
In fiscal 2019, we liquidated $1.6 million in REO based on contractual loan values at the time of foreclosure, realizing $1.0 million in net proceeds, or 64.2%, of the foreclosed contractual loan balances. As of June 30, 2019, the book value of our REO, expressed as a percentage of the related contractual loan balances at the time the properties were transferred to REO was 37.8%.
Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of June 30, 2019, there were 355 accruing loans totaling $33.3 million with respect to which known information about the possible credit problems of the borrowers have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories. These loans have been considered in management’s determination of our allowance for loan losses.
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
We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at June 30, 2019, our classified assets (consisting of $28.0 million of loans and $2.9 million of REO) totaled $30.9 million, or 1.00%, of our assets, of which $10.4 million was included in nonaccruing loans. The aggregate amounts of our classified assets and special mention loans at the dates indicated (as determined by management), were as follows:

		At June 30,
		2019	2018
	Classified Assets:	(In thousands)
	Loss	$35	$31
	Doubtful	388	952
Substandard	– performing	17,443	18,042
	– nonaccruing	10,129	10,349
	Total classified loans	27,995	29,374
	REO	2,929	3,684
	Total classified assets	30,924	33,058
	Special mention loans	15,119	14,359
	Total classified assets and special mention loans	$46,043	$47,417
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
In recent years, home and lot sales activity and real estate values have improved along with general economic conditions in our market areas resulting in materially lower loan charge-offs and nonaccruing loans than in prior fiscal years. Proactively managing our loan portfolio and aggressively resolving troubled assets has been and will continue to be a primary focus for us. As a result, our nonperforming assets continue to decline. At June 30, 2019, our nonaccruing loans decreased to $10.4 million as compared to $10.9 million at June 30, 2018, and $13.7 million at June 30, 2017. At June 30, 2019, $4.1 million, or 39.6%, of our total nonaccruing loans were current on their loan payments as compared to $5.6 million, or 51.6%, of total nonaccruing loans at June 30, 2018. During fiscal 2019 classified assets decreased $2.1 million, or 6.5%, to $30.9 million and delinquent loans (loans delinquent 30 days or more) increased $254,000, or 2.6%, to $10.1 million at June 30, 2019. There were $5.3 million and $91,000 in net loan charge-offs during the fiscal years ended June 30, 2019 and 2018, respectively. There was a $5.7 million provision for loan losses during fiscal 2019 compared to no provision in 2018. The provision and increase in charge-offs was primarily related to a $6.0 million commercial lending relationship, which was fully charged off in the third and fourth quarters this fiscal year, as a result of the Company becoming aware at the end of March 2019, that a commercial borrower operating as a heavy equipment contractor with $6.0 million of outstanding borrowings from the Bank had unexpectedly ceased operations. For more information on this loan relationship, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for loan losses."
At June 30, 2019, our allowance for loan losses was $21.4 million, or 0.79%, of our total loan portfolio, and 206.9% of total nonaccruing loans. Excluding loans acquired, which have been recorded at fair value with an appropriate credit discount, the allowance for loan losses was 0.85% of total loans at June 30, 2019. Management’s estimation of an appropriate allowance for loan losses is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. The level of allowance is based on estimates and the ultimate losses may vary from these estimates. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received. In the opinion of management, the allowance, when taken as a whole, reflects estimated loan losses in our loan portfolio.
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

The following table summarizes the distribution of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2019		2018		2017		2016		2015
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:
Retail consumer loans:
One-to-four family	$2,511	24.42%	$3,360	26.29%	$4,476	29.08%	$6,595	34.04%	$7,990	38.61%
Home equity - originated	1,030	4.85	1,123	5.44	1,384	6.68	1,997	8.91	1,777	9.56
Home equity - purchased	518	4.32	795	6.58	838	6.90	558	7.88	432	4.27
Construction and land/lots	1,265	2.98	1,153	2.60	977	2.13	1,344	2.08	1,822	2.73
Indirect auto finance	927	5.67	1,126	6.85	881	5.99	1,016	5.92	464	3.11
Consumer	230	0.73	68	0.49	57	0.34	61	0.25	128	0.22
Commercial loans:
Commercial real estate	8,036	34.28	8,195	33.92	7,351	31.04	6,430	26.55	6,339	26.20
Construction and development	3,196	7.80	3,346	7.60	3,166	8.42	1,908	4.74	1,581	3.83
Commercial and industrial	1,976	5.93	1,476	5.36	1,524	5.12	721	4.00	1,104	5.03
Equipment finance	1,305	4.88	—	—	—	—	—	—	—	—
Municipal leases	435	4.14	418	4.32	497	4.30	662	5.63	737	6.44
Total loans	$21,429	100.00%	$21,060	100.00%	$21,151	100.00%	$21,292	100.00%	$22,374	100.00%

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Years Ended June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period:	$21,060	$21,151	$21,292	$22,374	$23,429
Provision for loan losses	5,700	—	—	—	150
Charge-offs:
Retail consumer loans:
One-to-four family	99	538	439	799	1,878
Home equity - originated	499	9	18	94	551
Home equity - purchased	—	—	48	—	—
Construction and land/lots	1	2	165	321	483
Indirect auto finance	509	578	531	281	107
Consumer	28	15	18	168	274
Total retail consumer loans	1,136	1,142	1,219	1,663	3,293
Commercial loans:
Commercial real estate	—	282	139	200	704
Construction and development	50	381	21	259	368
Commercial and industrial	6,037	842	1,171	1,582	495
Equipment finance	186	—	—	—	—
Municipal leases	—	—	—	—	—
Total commercial loans	6,273	1,505	1,331	2,041	1,567
Total charge-offs	7,409	2,647	2,550	3,704	4,860
Recoveries:
Retail consumer loans:
One-to-four family	555	411	181	683	758
Home equity - originated	556	307	231	157	231
Construction and land/lots	57	173	487	44	95
Indirect auto finance	54	39	122	58	34
Consumer	50	60	63	292	91
Total retail consumer loans	1,272	990	1,084	1,234	1,209
Commercial loans:
Commercial real estate	74	107	58	883	479
Construction and development	226	81	539	265	1,311
Commercial and industrial	506	1,378	728	240	656
Municipal leases	—	—	—	—	—
Total commercial loans	806	1,566	1,325	1,388	2,446
Total recoveries	2,078	2,556	2,409	2,622	3,655
Net charge-offs	5,331	91	141	1,082	1,205
Balance at end of period	$21,429	$21,060	$21,151	$21,292	$22,374
Net charge-offs during the period to average loans outstanding during the period	0.20%	—%	0.01%	0.06%	0.07%
Net charge-offs during the period to average non-performing assets	50.00%	0.53%	0.67%	3.77%	2.89%
Allowance as a percentage of nonperforming assets	161.28%	144.27%	105.84%	87.00%	70.19%
Allowance as a percentage of total loans(1)	0.79%	0.83%	0.90%	1.16%	1.33%
______________

(1)
Excluding loans acquired, which have been recorded at fair value with an appropriate credit discount, the allowance for loan losses was 0.85%, 0.91%, 1.03%, 1.32%, and 1.58% of total loans at June 30, 2019, 2018, 2017, 2016, and 2015, respectively.

Investment Activities
The Bank invests in various securities based on investment policies that have been approved by our board of directors and adhere to bank regulations. These securities include: United States Treasury obligations, securities of various federal agencies, including mortgage-backed securities, callable agency securities, certain certificates of deposit of insured banks and savings institutions, municipal bonds, investment grade corporate bonds and commercial paper, and federal funds. See “How We Are Regulated - HomeTrust Bank” for a discussion of additional restrictions on our investment activities.
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
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk, and interest rate risk. At June 30, 2019, our $121.8 million securities portfolio consisted primarily of U.S. government agency securities and mortgage-backed securities, all held as available for sale. We currently do not have any investments held to maturity or for trading.
These securities are of high quality, possess minimal credit risk, and have an aggregate market value which is $952,000 more than total amortized cost as of June 30, 2019. For more information, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” and Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 in this report.
The Company also purchases commercial paper to take advantage of higher short-term returns with relatively low credit risk, yet remaining highly liquid. The commercial paper balance at June 30, 2019 was $241.4 million. For more information, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Financial Condition at June 30, 2019 and June 30, 2018.”
We do not currently participate in hedging programs, stand-alone contracts for interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments and have no present intention to do so. Further, we do not invest in securities which are not rated investment grade.
As a member of the FHLB of Atlanta, we had $32.0 million in stock of the FHLB of Atlanta at June 30, 2019. For the years ended June 30, 2019 and 2018, we received $2.0 million and $1.6 million, respectively, in dividends from the FHLB of Atlanta. As a member bank of the Federal Reserve, the Bank is required to maintain stock in the Federal Reserve Bank of Richmond ("FRB"). At June 30, 2019 we had $7.3 million in FRB stock. For the years ended June 30, 2019 and 2018, we received $439,000 and $438,000, respectively, in dividends from the FRB.
The Company also maintains equity investments in Small Business Investment Companies ("SBIC"), which are considered equity securities without a readily determinable fair value. At June 30, 2019, we had $6.1 million in SBIC investments. For the years ended June 30, 2019 and 2018, we received $1.1 million and $700,000, respectively, in earnings from the SBIC investments.
The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. All securities at the dates indicated have been classified as available for sale. At June 30, 2019, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States government or its agencies or United States government sponsored entities.

	At June 30,
	2019		2018		2017
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available for sale:
U.S. government agencies	$15,099	$15,210	$48,025	$47,542	$65,947	$65,830
Mortgage-backed securities	74,778	75,180	71,949	70,599	92,841	92,971
Municipal bonds	24,896	25,312	30,865	30,766	34,135	34,510
Corporate bonds	6,061	6,084	6,166	6,023	6,267	$6,293
Equity securities	—	—	63	63	63	63
Total debt securities available for sale	120,834	121,786	157,068	154,993	199,253	199,667
FHLB stock	31,969	31,969	29,907	29,907	32,071	32,071
FRB stock	7,335	7,335	7,307	7,307	7,284	7,284
SBIC investments (1)	6,074	6,074	4,717	4,717	—	—
Total securities	$166,212	$167,164	$198,999	$196,924	$238,608	$239,022
(1) Prior to the adoption of Accounting Standards Update 2016-01, SBIC Investments were maintained in other assets.

The composition and contractual maturities of our investment securities portfolio as of June 30, 2019, excluding equity securities, FHLB stock, and FRB stock, are indicated in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	June 30, 2019
	1 year or less	Over 1 year to 5 years	Over 5 to 10 years	Over 10 years	Total
Securities available for sale:	(Dollars in thousands)
U.S. government agencies:
Amortized cost	$2,686	$12,413	$—	$—	$15,099
Fair value	2,691	12,519	—	—	15,210
Weighted average yield	2.27%	2.02%	—%	—%	2.08%
Mortgage-backed securities
Amortized cost	1	21,534	24,013	29,230	74,778
Fair value	1	21,595	24,170	29,414	75,180
Weighted average yield	1.72%	2.46%	2.21%	2.93%	2.56%
Municipal bonds
Amortized cost	2,664	12,052	5,538	4,641	24,895
Fair value	2,668	12,181	5,798	4,665	25,312
Weighted average yield	2.44%	2.96%	3.40%	3.20%	2.95%
Corporate bonds
Amortized cost	—	6,061	—	—	6,061
Fair value	—	6,084	—	—	6,084
Weighted average yield	—%	2.88%	—%	—%	2.96%
Total securities
Amortized cost	$5,351	$52,060	$29,551	$33,871	$120,833
Fair value	$5,360	$52,379	$29,968	$34,079	$121,786
Weighted average yield	2.36%	2.52%	2.43%	2.96%	2.60%
Sources of Funds
General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans, and funds provided from operations. Deposits increased $131.0 million, or 6.0%, to $2.3 billion at June 30, 2019 as compared to $2.2 billion at June 30, 2018.
Deposits.  We offer a variety of deposit accounts with a wide range of interest rates and terms to both consumers and businesses. Our deposits consist of savings, money market and demand accounts, and certificates of deposit ("CDs"). We solicit deposits primarily in our market areas. At June 30, 2019, 2018 and 2017, we had $176.8 million, $108.9 million, and $16.8 million in brokered deposits, respectively. As of June 30, 2019, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 69.4% of total deposits.
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
Approximately 30.6% of our total deposits are comprised of CDs. Our liquidity could be reduced if a significant amount of CDs, maturing within a short period of time, were not renewed. Historically, a significant portion of our CDs remain with us after they mature and we believe that this will continue. However, the need to retain these time deposits could result in an increase in our cost of funds.

The following table sets forth our deposit flows during the periods indicated.

	Years Ended June 30,
(Dollars in thousands)	2019	2018	2017
Beginning balance	$2,196,253	$2,048,451	$1,802,696
Deposits acquired from business combination	—	—	280,234
Net deposit increase (decrease)	115,322	141,048	(39,067)
Interest credited	15,682	6,754	4,588
Ending balance	$2,327,257	$2,196,253	$2,048,451
Net increase	$131,004	$147,802	$245,755
Percent increase	5.96%	7.22%	13.63%
The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated.

	2019		2018		2017
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
(Dollars in thousands)
Transaction and Savings Deposits:
Interest-bearing checking	$452,295	19.43%	$471,364	21.46%	$469,377	22.91%
Noninterest-bearing checking	294,322	12.65	317,822	14.47	310,172	15.14
Savings	177,278	7.62	213,250	9.71	237,149	11.58
Money market	691,172	29.70	677,665	30.86	569,607	27.81
Total non-certificates	$1,615,067	69.40%	$1,680,101	76.50%	$1,586,305	77.44%
Certificates:
0.00-0.99%	$134,813	5.79%	$273,087	12.43%	$360,449	17.60%
1.00-1.99%	122,803	5.28	197,875	9.01	89,279	4.36
2.00-2.99%	441,911	18.99	35,707	1.63	2,755	0.13
3.00-3.99%	8,246	0.35	5,066	0.23	5,234	0.26
4.00-4.99%	4,415	0.19	4,415	0.20	4,427	0.22
5.00% and over	2	—	2	—	2	—
Total certificates	$712,190	30.60%	$516,152	23.50%	$462,146	22.56%
Total deposits	$2,327,257	100.00%	$2,196,253	100.00%	$2,048,451	100.00%

The following table shows rate and maturity information for our CDs at June 30, 2019.

	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	4.00- 4.99%	5.00% or greater	Total	Percent of Total
	(In thousands)
Quarter ending:
September 30, 2019	$39,791	$54,080	$71,664	$2,792	$69	$—	$168,396	23.7%
December 31, 2019	25,567	45,928	111,887	1,402	—	—	184,784	26.0
March 31, 2020	15,324	7,025	74,365	749	—	—	97,463	13.7
June 30, 2020	15,025	3,856	45,995	—	—	—	64,876	9.1
September 30, 2020	8,648	1,767	29,800	—	—	2	40,217	5.6
December 31, 2020	6,282	2,006	18,045	18	—	—	26,351	3.7
March 31, 2021	4,341	855	15,339	—	—	—	20,535	2.9
June 30, 2021	3,603	938	23,283	—	—	—	27,824	3.9
September 30, 2021	3,541	403	7,799	—	2,018	—	13,761	1.9
December 31, 2021	2,224	544	16,932	347	—	—	20,047	2.8
March 31, 2022	2,069	490	8,697	30	—	—	11,286	1.6
June 30, 2022	1,945	344	5,522	—	—	—	7,811	1.1
Thereafter	6,453	4,567	12,583	2,908	2,328	—	28,839	4.0
Total	$134,813	$122,803	$441,911	$8,246	$4,415	$2	$712,190	100.0%
Percent of total	18.9%	17.2%	62.1%	1.2%	0.6%	—%	100.0%
The following table indicates the amount of our CDs by time remaining until maturity as of June 30, 2019.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
CDs less than $100,000	$37,185	$38,018	$49,169	$94,678	$219,050
CDs of $100,000 or more	116,780	138,179	100,238	98,712	453,909
Public funds(1)	14,431	8,587	12,932	3,281	39,231
Total certificates of deposit	$168,396	$184,784	$162,339	$196,671	$712,190
_______________________________

(1)	Deposits from government and other public entities.
Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings to manage interest rate risk or as a cost-effective source of funds when they can be invested at a positive interest rate spread for additional capacity to fund loan demand according to our asset/liability management goals. Our borrowings consist of advances from the FHLB of Atlanta.
We may obtain advances from the FHLB of Atlanta upon the security of certain of our mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. As of June 30, 2019, we had $680.0 million in FHLB advances outstanding and the ability to borrow an additional $84.5 million. In addition to FHLB advances, at June 30, 2019 we had a $130.0 million line of credit with the FRB, subject to qualifying collateral, and $70.0 million available through lines of credit with three unaffiliated banks, none of which was outstanding at June 30, 2019. See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for more information about our borrowings.

The following tables set forth information regarding our borrowings at the end of and during the periods indicated.

	Year ended June 30,
	2019	2018	2017
	(Dollars in thousands)
Maximum balance:
Federal Home Loan Bank advances	$720,000	$699,000	$696,500
Average balances:
Federal Home Loan Bank advances	$672,186	$658,240	$577,848
Weighted average interest rate:
Federal Home Loan Bank advances	2.18%	1.41%	0.63%

	At June 30,
	2019	2018	2017
	(Dollars in thousands)
Balance outstanding at end of period:
Federal Home Loan Bank advances	$680,000	$635,000	$696,500
Weighted average interest rate:
Federal Home Loan Bank advances	2.10%	1.95%	1.13%
Subsidiary and Other Activities
HomeTrust Bank has one operating subsidiary, Western North Carolina Service Corporation (“WNCSC”), whose primary purpose is to own several office buildings in Asheville, North Carolina which are leased to HomeTrust Bank. Our capital investment in WNCSC as of June 30, 2019 was $895,000.
Employees
At June 30, 2019, we had a total of 505 full-time employees and 77 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. Management also considers our employees to be a great team of highly engaged, competent and caring people who ensure every day that our customers are "Ready For What's Next" in their financial life. Their performance creates word-of-mouth referrals that result in the growth of new customers and expanded customer relationships.
Internet Website
We maintain a website with the address www.htb.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC.
HOW WE ARE REGULATED
General. HomeTrust Bancshares, Inc. is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve. HomeTrust Bancshares, Inc. is also subject to the rules and regulations of the SEC under the federal securities laws.
The Bank is subject to examination and regulation primarily by the NCCOB and the Federal Reserve. This system of regulation and supervision establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of depositors and the FDIC deposit insurance fund. The Bank is periodically examined by the NCCOB and the Federal Reserve to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The NCCOB and the Federal Reserve also regulate the branching authority of the Bank. The Bank’s relationship with its depositors and borrowers is regulated by federal consumer protection laws. The CFPB issues regulations under those laws that the Bank must comply with. The Bank’s relationship with its depositors and borrowers is also regulated by state laws with respect to certain matters, including the enforceability of loan documents.
On August 25, 2014, the Bank converted from a federal savings bank to a national bank. In connection with this conversion of the Bank, HomeTrust Bancshares, Inc. changed from a savings and loan holding company to a bank holding company, regulated under the Bank Holding Company Act ("BHCA"). On December 31, 2015, the Bank converted from a national bank to a North Carolina state-chartered bank and remained a member of the Federal Reserve System. Prior to December 31, 2015, the Bank was regulated by the Office of the Comptroller of the Currency. In connection with the charter change, the Company elected to be treated as a financial holding company by the Federal Reserve.

The following is a brief description of certain laws and regulations applicable to HomeTrust Bancshares, Inc. and the Bank. Descriptions of laws and regulations here and elsewhere in this report do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress and the North Carolina legislature that may affect the operations of HomeTrust Bancshares and the Bank. In addition, the regulations that govern us may be amended from time to time. Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.
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
The Regulatory Relief Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. Regulations to implement the Community Bank Leverage Ratio have been proposed, but not yet adopted in final form. In addition, the Regulatory Relief Act includes certain regulatory relief regarding such matters as call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.
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
The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain relationships and common interests. That limit is generally equal to 15% of unimpaired capital and surplus, which was $56.6 million as of June 30, 2019. The limit is increased to 25% for loans fully secured by readily marketable collateral. The Bank has no lending relationships in excess of its lending limit.
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
Pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). These rules became effective April 15, 2014, but the Federal Reserve extended the conformance period for certain features to July 21, 2017. Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliates from engaging in short-term proprietary trading of certain securities, investing in funds not registered with the SEC with collateral not entirely comprised of loans, and from engaging in hedging activities that do not hedge a specific identified risk. Banks with total consolidated assets of $10 billion or less and total consolidated trading assets and liabilities equal to 5% or less of total consolidated assets are not subject to the Volcker Rule.
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
Transactions with Related Parties.  Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies. Transactions between the Bank and its affiliates are required to be on terms as favorable to the Bank as transactions with non-affiliates. Certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the Bank's capital, and loans to affiliates require eligible collateral in specified amounts. HomeTrust Bancshares, Inc. is an affiliate of the Bank.
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
Effective January 1, 2015 (with some changes transitioned into full effectiveness on January 1, 2019), the Bank became subject to capital regulations, which created a new required ratio for common equity Tier 1 (“CET1”) capital, increased the minimum leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, mandated an additional capital conservation buffer over the minimum capital ratios, and changed what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the “Basel III” requirements.
Under the capital regulations, the minimum required capital ratios for the Company and the Bank are (i) a CETI capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a leverage ratio (the ratio of Tier 1 capital to average total consolidated assets) of 4.0% for all financial institutions. CET1 generally consists of common stock and retained earnings. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital. The CET1 capital ratio, the Tier 1 capital ratio and the total capital ratio are sometimes referred to as the risk-based capital ratios and are determined based on risk-weightings of assets and certain off-balance sheet items that range from 0% to 1,250%.
In addition to the capital requirements, there were a number of changes in what constitutes regulatory capital, subject to a certain transition period. These changes include the phasing-out of certain instruments as qualifying capital. At June 30, 2019 the Bank did not have any of these instruments. Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital, subject to a transition period ending December 31, 2017. Because of our asset size, we were eligible to elect and have elected to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.
As noted above, in addition to the risk-based capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the minimum levels for such ratios in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer requirement began to be phased in starting in January 2016 at an amount more than 0.625% of risk-weighted assets and increased each year until fully implemented to an amount more than 2.5% of risk-weighted assets on January 1, 2019. To meet the minimum capital ratios and the capital conservation buffer requirements, the capital ratios applicable to the Company and the Bank are (i) a CETI capital ratio greater than 7.0%; (ii) a Tier 1 capital ratio greater than 8.5%; (iii) a total capital ratio greater than 10.5%; and (iv) a Tier 1 leverage ratio greater than 4.0%. As of June 30, 2019, the conservation buffer for HomeTrust Bank was 4.3%.
To be consider “well capitalized,” a depository institution must have a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. Under certain circumstances, regulators are required to take certain actions against banks that fail to meet the minimum required capital ratios. Any such institution must submit a capital restoration plan and, until such plan is approved may not increase its assets, acquire another depository institution, establish a branch or engage in any new activities, or make capital distributions. As of June 30, 2019, HomeTrust Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement. For additional information regarding the Bank’s required and actual capital levels at June 30, 2019, see Note 19 of the Notes to Consolidated Financial Statements included in Item 8 in this report.

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
At June 30, 2019, the Bank held $32.0 million in FHLB stock that was in compliance with the holding requirements. The FHLB pays dividends quarterly, and HomeTrust Bank received $2.0 million in dividends during the year ended June 30, 2019.
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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of June 30, 2019, HomeTrust Bank’s aggregate recorded loan balances for construction, land development and land loans were 58.7% of regulatory capital. In addition, at June 30, 2019, HomeTrust Bank’s commercial real estate loans, as defined by the guidance, were 252.6% of regulatory capital.
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
The Community Reinvestment Act ("CRA") requires that the Federal Reserve assess the Bank's record in meeting the credit needs of the communities it serves, especially low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." The Bank received a "satisfactory" rating in its most recent CRA evaluation.
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
Limitations on Dividends.  NCCOB and Federal Reserve regulations impose various restrictions on the ability of the Bank to pay dividends. The Bank generally may pay dividends during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, without the approval of the Federal Reserve. If the Bank proposes to pay a dividend that will exceed this limitation, it must obtain the Federal Reserve's prior approval. The Federal Reserve may object to a proposed dividend based on safety and soundness concerns. No insured depository institution may pay a dividend if, after paying the dividend, the institution would be undercapitalized. In addition, as noted above, if the Bank does not have the required capital conservation buffer, its ability to pay dividends to HomeTrust Bancshares, Inc. will be limited.

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
Capital Requirements for HomeTrust Bancshares.  As a bank holding company, HomeTrust Bancshares, Inc. is subject to the minimum regulatory capital requirements established by the Federal Reserve regulation, which generally are the same as the capital requirements for the Bank. These capital requirements include provisions that might impact the ability of the Company to pay dividends to its stockholders or repurchase its shares. For a description of the capital regulations, see " Regulation of HomeTrust Bank-Current Capital Requirements for HomeTrust Bank" and Note 19 of the Notes to Consolidated Financial Statements included in Item 8 in this report.
At June 30, 2019, the HomeTrust Bancshares, Inc. exceeded its minimum regulatory capital requirements under Federal Reserve regulations.
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
Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company's net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. As described above under “Regulation of HomeTrust Bank-Current Capital Requirements for HomeTrust Bank," the capital conservation buffer requirement can also restrict the ability of HomeTrust Bancshares, Inc. and the Bank to pay dividends.
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
Legislative and Regulatory Proposals. Any changes in the extensive regulatory scheme to which HomeTrust Bancshares, Inc. or the Bank is and will be subject, whether by any of the federal banking agencies or Congress, or the North Carolina legislature or NCCOB, could have a material effect on the Company or HomeTrust Bank, and HomeTrust Bancshares, Inc. and the Bank cannot predict what, if any, future actions may be taken by legislative or regulatory authorities or what impact such actions may have.
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
On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduced the corporate federal income tax rate from a maximum of 35% to a flat 21%. The corporate federal income tax rate reduction was effective January 1, 2018. Since the Company has a fiscal year end of June 30th, the reduced federal corporate income tax rate for fiscal year 2018 was the result of the application of a blended federal statutory tax rate of 27.5%, which was based on the applicable tax rates before and after the Tax Act and corresponding number of days in the fiscal year before and after enactment, and then became a flat 21% corporate income tax rate for fiscal 2019 and thereafter. The Tax Act also required a revaluation the Company’s deferred tax assets and liabilities to account for the future impact of lower corporate income tax rates and other provisions of the legislation. As a result of the Company’s revaluation in fiscal 2018, the net deferred tax asset (“DTA”) was reduced through an increase to the provision for income tax. The revaluation of our DTA balance resulted in a one-time increase for the fiscal year ended June 30, 2018 to federal income tax of $17.6 million. See Note 13 "Income Taxes" in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
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
Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. In 2009, IRC 172 (b) (1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years. At June 30, 2019, we had $24.2 million of net operating loss carryforwards for federal income tax purposes.
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
South Carolina. The state of South Carolina requires banks to file a bank tax return. As a multi-state bank, we pay taxes on the portion of revenue generated within the state. In 2019 and 2018 the tax rate was 5.0%.
Tennessee. The state of Tennessee requires banks to file a franchise and excise tax form for financial institutions. The franchise tax is based on the portion of revenue generated in the state, the net worth of the Bank, and the applicable franchise tax, which was $0.25 per $100 in 2019 and 2018. The excise tax is based on the taxable income (as defined by the state), the portion of revenue generated in the state, and the applicable excise tax, which was 6.5% in 2019 and 2018.
Virginia. The state of Virginia requires banks to file a bank franchise tax. The tax is based on the portion of capital deployed within the state and county level (as defined by the state) and taxed at $1 per $100 of taxable value.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following individuals are executive officers of HomeTrust Bancshares and HomeTrust Bank and hold the offices set forth below opposite their names.

Name	Age(1)	Position
Dana L. Stonestreet	65	Chairman, President and Chief Executive Officer
C. Hunter Westbrook	56	Senior Executive Vice President and Chief Operating Officer
Tony J. VunCannon	54	Executive Vice President, Chief Financial Officer, Corporate Secretary, and Treasurer
Marty Caywood	47	Executive Vice President and Chief Information Officer
Keith Houghton	57	Executive Vice President and Chief Credit Officer
Paula C. Labian	61	Executive Vice President and Chief Human Resources Officer
Parrish Little	51	Executive Vice President and Chief Risk Officer
___________________

(1)	As of June 30, 2019.
Biographical Information. Set forth below is certain information regarding the executive officers of HomeTrust Bancshares and HomeTrust Bank. There are no family relationships among or between the executive officers.
Dana L. Stonestreet, Chairman and Chief Executive Officer.  In his 30 years of service, Mr. Stonestreet has overseen ten acquisitions and the growth of the Bank from $300 million to $3.5 billion in assets at June 30, 2019. As part of the CEO succession plan for HomeTrust Bancshares, Inc. and the Bank, Mr. Stonestreet, who had been serving as President and Chief Operating Officer and as a director of HomeTrust Bank since 2008 and as President and Chief Operating Officer of HomeTrust Bancshares, Inc. since HomeTrust Bank’s mutual-to-stock conversion, became co-Chief Executive Officer of HomeTrust Bancshares, Inc. and the Bank in July 2013. Mr. Stonestreet became President, Chairman and Chief Executive Officer of HomeTrust Bancshares, Inc. and the Bank effective at the annual meeting in November 2013. Mr. Stonestreet joined HomeTrust Bank in 1989 as its Chief Financial Officer and was promoted to Chief Operating Officer in 2003. Mr. Stonestreet began his career with Hurdman & Cranston (an accounting firm that was later merged into KPMG) as a certified public accountant. Mr. Stonestreet has served as Chairman of the Asheville Chamber of Commerce and as a director for RiverLink, the YMCA, United Way, the North Carolina Bankers Association and other community organizations. In July 2017, Mr. Stonestreet was appointed to the North Carolina Banking Commission for a four-year term. Mr. Stonestreet’s 30 years of service with HomeTrust Bank gives him in-depth knowledge of nearly all aspects of its operations. Mr. Stonestreet’s accounting background and prior service as HomeTrust Bank’s Chief Financial Officer also provide him with a strong understanding of the various financial matters brought before the Board.

C. Hunter Westbrook, Senior Executive Vice President and Chief Operating Officer.  Mr. Westbrook joined HomeTrust Bank in June 2012 as our Chief Banking Officer and was promoted to Chief Operating Officer in October 2018. He began his career in banking with TCF Bank in Minneapolis and later joined TCF National Bank Illinois as Senior Vice President of Finance. In 2004 he was promoted to Executive Vice President of Retail Banking for Illinois, Wisconsin and Indiana markets that included 250 branches and $4 billion in deposits. He also served as President and Chief Executive Officer of First Community Bancshares in Texas, from 2006 to 2008, where he was responsible for repositioning the bank’s retail operating model and implemented the bank’s retail and corporate lending product offerings. In his most recent role prior to joining HomeTrust Bank, Mr. Westbrook served as President and Chief Executive Officer of Second Federal Savings and Loan Association of Chicago, from 2010 to 2012, where he significantly grew core operating revenue, net checking account balances, and repositioned the bank’s entire product line.
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
Marty Caywood, Executive Vice President and Chief Information Officer.  Mr. Caywood joined HomeTrust Bank in 1995 as the Bank’s first Network Administrator and worked in various roles including Information Security Officer and most recently as Senior Vice President and Director of Information Technology. Mr. Caywood was promoted to Executive Vice President and Chief Information Officer in April 2019.
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
Paula C.Labian, Executive Vice President and Chief Human Resources Officer. Ms. Labian joined HomeTrust Bank in January 2019 as Executive Vice President and Chief Human Resources Officer. Ms. Labian brings more than 25 years of broad based industry experience in human resource development, strategy, and leadership. She began her career in financial services in Southern California with Bank of Coronado and Guild Mortgage Company, managing human resources and administering loan officer compensation as well as training. Ms. Labian has served in numerous senior level positions with brand name companies such as Blue Cross Blue Shield of Florida, Whole Foods Market, Alterra Mountain Company, and CoBiz Bank. She has significant expertise in employee relations, total rewards, benefit administration, executive compensation, talent acquisition and development, and mergers and acquisitions.
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
At June 30, 2019, the most significant portion of our loans located outside of our primary market areas was HELOCs-purchased totaling $117.0 million, or 4.3% of our loan portfolio, secured by one-to-four family properties located primarily in several western states. As a result, our financial condition and results of operations will be subject to general economic conditions and the real estate conditions prevailing in the markets in which the underlying properties securing these loans are located, as well as the conditions in our primary market areas. If economic conditions or if the real estate market declines in the areas in which these properties are located, we may suffer decreased net income or losses associated with higher default rates and decreased collateral values on our existing portfolio. Further, because of their geographical diversity, these loans can be more difficult to oversee than loans in our market areas in the event of delinquency.
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
At June 30, 2019, $660.6 million, or 24.4% of our total loan portfolio, was secured by first liens on one-to-four family residential loans. In addition, at June 30, 2019, our home equity lines of credit totaled $248.1 million or 9.2% of our total loan portfolio, including $67.4 million secured by a first lien on the residential property. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations. Further, the Tax Act enacted in December 2017 could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions. These changes could make it more difficult for borrowers to make their loan payments, and could also negatively impact the housing market, which could adversely affect our business and loan growth.
A majority of our residential loans are “non-conforming” because they are adjustable rate mortgages which contain interest rate floors or do not satisfy credit or other requirements due to personal and financial reasons (i.e. divorce, bankruptcy, length of time employed, etc.), conforming loan limits (i.e. jumbo mortgages), and other requirements, imposed by secondary market purchasers. Some of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy a need in our local market areas. As a result, subject to market conditions, we intend to continue to originate these types of loans. Total non-conforming loans were $416.6 million at June 30, 2019, including $149.0 million of jumbo one- to four-family residential loans which may also expose us to increased risk because of their larger balances.
High loan-to-value ratios on a portion of our residential mortgage loan portfolio exposes us to greater risk of loss.
Many of our one-to-four family loans and home equity lines of credit are secured by liens on mortgage properties in which the borrowers have little or no equity because of declines in prior years in home values in our market areas. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale. Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, defaults and losses.
Our non-owner-occupied real estate loans may expose us to increased credit risk.
At June 30, 2019, $85.3 million, or 12.9%, of our one-to-four family loans and 3.2% of our total loan portfolio, consisted of loans secured by non-owner-occupied residential properties. Loans secured by non-owner-occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied residential loan borrowers have more than one loan outstanding with HomeTrust Bank which may expose us to a greater risk of loss compared to an adverse development with respect to an owner-occupied residential mortgage loan.

Our construction and development loans and construction and land/lot loans have a higher risk of loss than residential or commercial real estate loans.
At June 30, 2019, construction and land/lot loans in our retail consumer loan portfolio was $80.6 million, or 3.0%, of our total loan portfolio, and consists primarily of construction to permanent loans to homeowners building a residence or developing lots in residential subdivisions intending to construct a residence within one year. Construction and development loans in our commercial loan portfolio at June 30, 2019, totaled $210.9 million, or 7.8%, of our total loan portfolio, and consists of loans to contractors and builders primarily to finance the construction of single and multi-family homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale.
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
In addition, during the term of some of our construction and development loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At June 30, 2019, $45.9 million of our construction and development loans were for speculative construction loans and none were classified as nonaccruing.
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
While commercial real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans require a more detailed analysis at the time of loan underwriting and on an ongoing basis. At June 30, 2019, commercial real estate loans were $927.3 million, or 34.3% of our total loan portfolio, including multifamily loans totaling $105.6 million or 3.9% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. At June 30, 2019, commercial real estate loans that were nonperforming totaled $3.6 million, or 34.4% of our total nonperforming loans.

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
The FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm/non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on the criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 252.6% of total risk-based capital at June 30, 2019. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
Our auto finance lending increases our exposure to lending risks.
At June 30, 2019, $153.4 million, or 5.7%, of our total loan portfolio consisted of indirect auto finance loans originated by us. Indirect auto finance loans are inherently risky as they are secured by assets that depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. In addition, our ability to originate loans is reliant on our relationships with automotive dealers. In particular, our automotive finance operations depend in large part upon our ability to establish and maintain relationships with reputable automotive dealers that direct customers to our offices or originate loans at the point-of-sale. Although we have relationships with certain automotive dealers, none of our relationships are exclusive and any may be terminated at any time. If our existing dealer base experiences decreased sales we may experience decreased loan volume in the future, which may have an adverse effect on our business, results of operations, and financial condition.
Repayment of our municipal leases is dependent on the fire department receiving tax revenues from the county/municipality.
At June 30, 2019, municipal leases were $112.0 million, or 4.1%, of our total loan portfolio. We offer ground and equipment lease financing to fire departments located throughout North Carolina and, to a lesser extent, South Carolina. Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for that purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2019, $11.8 million of our municipal leases contained a non-appropriation clause.
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
Our nonperforming assets (which consist of nonaccruing loans and REO) were $13.3 million, or 0.38%, of total assets at June 30, 2019, compared to $14.6 million, or 0.44% of total assets, and $20.0 million, or 0.62% of total assets, at June 30, 2018 and 2017, respectively. Our nonperforming assets adversely affect our net income in various ways:

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
If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. We have also classified $23.1 million in loans as performing troubled debt restructurings at June 30, 2019.

To meet our growth objectives we may originate or purchase loans outside of our market areas which could affect the level of our net interest margin and nonperforming loans.
In order to achieve our desired loan portfolio growth, we opportunistically purchase loans outside of our primary market areas either individually, through participations, or in bulk or “pools”. We perform certain due diligence procedures and may re-underwrite these loans to our underwriting standards prior to purchase, and anticipate acquiring loans subject to customary limited indemnities, however, we may be exposed to a greater risk of loss as we acquire loans of a type or in geographic areas where management may not have substantial prior experience and which may be more difficult for us to monitor. During the years ended June 30, 2019, 2018 and 2017 we purchased $1.0 million, $61.2 million and $345.0 million of loans, respectively. Management has made a strategic decision to scale back the purchase of these loans and redistribute capital to our new equipment finance line of business. Loan pools purchased in the past three years consisted primarily of home equity loans secured by single family residential properties located in several western states. When determining the purchase price we are willing to pay to acquire loans, management will make certain assumptions about, among other things, if and how much borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, when and how to dispose of any real estate that may be acquired through foreclosure. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. Our success in increasing our loan portfolio through loan purchases will depend on our ability to price the loans properly and on general economic conditions in the geographic areas where the underlying properties or collateral for the loans acquired are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonperforming loans and our results of operations.
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
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for OTTI. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. Our shareholders' equity adjusts by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that declines in market value will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
An increase in interest rates, change in the programs offered by governmental sponsored entities (“GSE”) or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our noninterest income.
Our mortgage banking operations provide a significant portion of our noninterest income. We generate mortgage revenues primarily from gains on the sale of single-family residential loans pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and other investors on a servicing released basis. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, significant impairment of our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, result in a lower volume of corresponding loan originations or increase other administrative costs which may materially adversely affect our results of operations. Our commercial business loan originations made under SBA and USDA B&I programs are also subject to these risks.
Mortgage production, especially refinancing, generally declines in rising interest rate environments resulting in fewer loans that are available to be sold to investors. When interest rates rise, or even if they do not, there can be no assurance that our mortgage production will continue at current levels. The profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to the interest rate environment, our mortgage business is dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans into that market. The loans in our held for sale portfolio are carried at the lower of cost or fair market value less estimated costs to sell with changes recognized in our statement of operations. Carrying the loans at fair value may also increase the volatility in our earnings.

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
Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In an attempt to help the overall economy, the Federal Reserve has kept interest rates low through its targeted Fed Funds rate. The Federal Reserve has steadily increased the targeted federal funds rate over the last three fiscal years to a range of 2.25% to 2.50% at June 30, 2019. Subsequent to our year end the targeted federal funds rate range was lowered to 2.00% to 2.25% and the Fed Funds Futures suggests additional decreases, subject to economic conditions.
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
Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates-up or down-could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up. Changes in the slope of the “yield curve”, or the spread between short-term and long-term interest rates could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we will experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.
A sustained increase in market interest rates could adversely affect our earnings. As a result of the exceptionally low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. At June 30, 2019, we had $515.5 million in certificates of deposit that mature within one year and $1.6 billion in checking, savings, and money market accounts. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.
In addition, a substantial amount of our loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. As of June 30, 2019, our loans with interest rate floors totaled approximately $651.2 million or 24.1% of our total loan portfolio and had a weighted average floor rate of 4.04%. At that date, $74.7 million of these loans were at their floor rate, of which $56.2 million, or 75.2%, had yields that would begin floating again once prime rates increase at least 200 basis points. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

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
HomeTrust Bank utilizes the national brokered deposit market for a portion of our funding needs. At June 30, 2019, brokered deposits totaled $176.9 million or 7.60% of total deposits, with remaining maturities of one month to three years. Under FDIC regulations, in the event we are deemed to be less than well-capitalized, we would be subject to restrictions on our use of brokered deposits and the interest rate we can offer on our deposits. If this happens, our use of brokered deposits and the rates we would be allowed to pay on deposits may significantly limit our ability to use deposits as a funding source. If we are unable to participate in this market for any reason in the future, our ability to replace these deposits at maturity could be adversely impacted.
Further, there may be competitive pressures to pay higher interest rates on deposits, which would increase our funding costs. If deposit clients move money out of our Bank deposit products and into other investments (or into similar products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in reduced loan originations, which could materially negatively impact our growth strategy and results of operations.
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
We have implemented a strategy of supplementing organic growth by acquiring other financial institutions or other businesses that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, however, including the following:

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

•
We have completed five acquisitions during the past six fiscal years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future; and

•
We expect our net income will increase following our acquisitions, however, we also expect our general and administrative expenses and consequently our efficiency rates will also increase. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisitions or branching activities may not be accretive to earnings in the short or long-term.

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

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described under the heading "Business-How We Are Regulated”

in Item I of this Form 10-K. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. New proposals for legislation continue to be introduced in the U.S. Congress that could further alter the regulation of the bank and non-bank financial services industries and the manner in which firms within the industry conduct business. In this regard, in May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to reduce the application of certain financial reform regulations, including the Dodd-Frank Act, on community banks such as us. The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent to replace the leverage and risk-based regulatory capital ratios. It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that they may impact the profitability of our business activities and enhance our ability to originate residential loans while reducing our operating and compliance costs. In addition to this new legislation, federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Future changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. These changes may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These accounting changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.
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
Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. The Corporation is continuously working to install new and upgrade its existing information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to further protect the Company against cyber risks and security breaches.
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
We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. As with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses which could have a material adverse effect on our financial condition and results of operations.
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
As of June 30, 2019, we had approximately $24.2 million of federal net operating losses (“NOLs”). The majority of these NOLs will expire for federal tax purposes from 2024 through 2036. Our ability to use our NOLs and other pre-ownership change losses (collectively, “Pre-Change Losses”) to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended from time to time (the “Code”). In general, an ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and U.S. Treasury regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a rolling three-year period. If we experience an ownership change our Pre-Change Losses will be subject to an annual limitation on their use, which is generally equal to the fair market value of our outstanding stock immediately before the ownership change multiplied by the long-term tax-exempt rate, which was 2.19% for ownership changes occurring in June 2019. Depending on the size of the annual limitation (which is in part a function of our market capitalization at the time of the ownership change) and the remaining carryforward period for our Pre-Change Losses (U.S. federal net operating losses generally may be carried forward for a period of 20 years), we could realize a permanent loss of some or all of our Pre-Change Losses, which could have a material adverse effect on our results of operations and financial condition.

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

We are an entity separate and distinct from our principal subsidiary, HomeTrust Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will be, dependent upon dividends from the Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on our common stock. HomeTrust Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock or continue stock repurchases. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We maintain our administrative office, which is owned by us, in Asheville, North Carolina. In total, as of June 30, 2019, we have 43 locations, which include: North Carolina (including the Asheville metropolitan area, Greensboro / "Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Of those offices, 11 are leased facilities. We also own an operations center located in Asheville, North Carolina. We lease additional space, which is adjacent to the facility we own, for administrative and operations personnel. The lease terms for our branch offices, operations center and other offices are not individually material. Lease expirations range from one to five years. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use. See Notes 6 and 12 in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
We maintain depositor and borrower customer files on an online basis, utilizing a telecommunications network, portions of which are leased. Management has a disaster recovery plan in place with respect to the data processing system, as well as our operations as a whole.
Item 3. Legal Proceedings
The "Litigation" section of Note 18 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is listed on the Nasdaq Global Market under the symbol “HTBI.” As of the close of business on September 10, 2019, there were 17,860,045 shares of common stock outstanding held by 1,208 holders of record. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The Company began paying its first cash dividends during the second fiscal quarter of 2019. We did not declare any dividends on our common stock during the fiscal year ended June 30, 2018. The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. We also have the ability to receive dividends or capital distributions from HomeTrust Bank, our wholly owned subsidiary. There are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. See Item 1, “Business—How We Are Regulated,” for more information regarding the restrictions on the Company’s and the Bank’s abilities to pay dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2019:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
April 1 - April 30, 2019	—	$—	—	517,601
May 1 - May 31, 2019	133,730	25.35	133,730	383,871
June 1 - June 30, 2019	158,900	24.72	158,900	224,971
Total	292,630	$25.01	292,630	224,971
On December 6, 2018, the Company announced that its Board of Directors had authorized the repurchase of up to 931,601 shares of the Company's common stock, representing 5% of the Company's outstanding shares at the time of the announcement. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of June 30, 2019, 706,630 of the shares approved on December 6, 2018 had been purchased at an average price of $25.69.
Equity Compensation Plans
The equity compensation plan information presented under Part III, Item 12 of this report is incorporated herein by reference.
Shareholder Return Performance Graph Presentation
The performance graph below compares the Company’s cumulative shareholder return on its common stock since June 30, 2014 to the cumulative total return of the Nasdaq Composite, and the Nasdaq Bank Index for the periods indicated. The information presented below assumes $100 was invested on June 30, 2014, in the Company’s common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance. Total return assumes the reinvestment of all dividends and that the value of common stock and each index was $100 on June 30, 2014.

	Year Ended June 30,
	2014	2015	2016	2017	2018	2019
HomeTrust Bancshares, Inc.	100.00	106.28	117.31	154.72	178.50	159.42
NASDAQ Bank Index	100.00	110.64	104.92	144.13	158.62	134.61
NASDAQ Composite	100.00	113.13	109.86	139.30	170.37	181.62

Item 6. Selected Financial and Other Data.
The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for the years ended June 30, 2019, 2018 and 2017 are derived in part from the audited consolidated financial statements that appear in this annual report. The following information is only a summary and you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report and “Financial Statements and Supplementary Data” under Item 8 of this report below.

	At June 30,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:
Total assets	$3,476,178	$3,304,169	$3,206,533	$2,717,677	$2,783,114
Loans receivable, net(1)	2,683,761	2,504,792	2,330,319	1,811,539	1,663,333
Allowance for loan losses	21,429	21,060	21,151	21,292	22,374
Commercial paper	241,446	229,070	149,863	229,859	256,152
Certificates of deposit in other banks	52,005	66,937	132,274	161,512	210,629
Securities available for sale, at fair value	121,786	154,993	199,667	200,652	257,606
Other investments, at cost	45,378	41,931	39,355	29,486	28,711
Deposits	2,327,257	2,196,253	2,048,451	1,802,696	1,872,126
Borrowings	680,000	635,000	696,500	491,000	475,000
Stockholders’ equity	408,896	409,242	397,647	359,976	371,050

	Years Ended June 30,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Operations Data:
Total interest and dividend income	$137,259	$117,402	$99,436	$87,747	$85,156
Total interest expense	30,383	16,072	8,245	6,040	5,390
Net interest income	106,876	101,330	91,191	81,707	79,766
Provision for loan losses	5,700	—	—	—	150
Net interest income after provision for loan losses	101,176	101,330	91,191	81,707	79,616
Service charges and fees on deposit accounts	9,611	8,802	7,709	7,469	5,930
Loan income and fees	1,422	1,176	971	1,426	1,338
Gain on sale of loans held for sale	6,218	4,276	2,674	1,643	1,651
Bank owned life insurance income	2,103	2,117	2,088	1,874	1,911
Gain on sale of securities	—	—	22	—	61
Gain on sale of fixed assets	—	164	385	10	—
Other noninterest income	3,541	2,437	2,258	1,869	1,628
Total noninterest income	22,895	18,972	16,107	14,291	12,519
Total noninterest expense	90,134	85,331	90,259	79,641	81,552
Income before provision for income taxes	33,937	34,971	17,039	16,357	10,583
Income tax expense	6,791	26,736	5,192	4,901	2,558
Net income	$27,146	$8,235	$11,847	$11,456	$8,025
Per Share Data:
Net income per common share:
Basic	$1.52	$0.45	$0.66	$0.65	$0.42
Diluted	$1.46	$0.44	$0.65	$0.65	$0.42

	At or For the Years Ended June 30,
	2019	2018	2017	2016	2015
Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to average total assets)	0.80%	0.25%	0.40%	0.42%	0.32%
Return on equity (ratio of net income to average equity)	6.62	2.05	3.14	3.16	2.12
Tax equivalent yield on earning assets(2)	4.39	4.00	3.79	3.62	3.88
Rate paid on interest-bearing liabilities	1.16	0.65	0.37	0.29	0.29
Tax equivalent average interest rate spread(2)	3.23	3.35	3.42	3.33	3.59
Tax equivalent net interest margin(2)(3)	3.43	3.46	3.49	3.37	3.64
Noninterest expense to average total assets	2.65	2.63	3.04	2.88	3.25
Average interest-earning assets to average interest-bearing liabilities	120.39	120.77	120.26	119.25	120.61
Efficiency ratio	69.46	70.93	84.12	82.96	88.37
Efficiency ratio - adjusted(4)	68.83	70.12	75.48	80.43	79.78
Asset quality ratios:
Nonperforming assets to total assets(5)	0.38%	0.44%	0.62%	0.90%	1.15%
Nonaccruing loans to total loans(5)	0.38	0.43	0.58	1.01	1.47
Total classified assets to total assets	0.89	1.00	1.57	2.17	2.92
Allowance for loan losses to nonaccruing loans(5)	206.90	192.96	154.77	114.98	90.02
Allowance for loan losses to total loans	0.79	0.83	0.90	1.16	1.33
Net charge-offs (recoveries) to average loans	0.20	—	0.01	0.06	0.07
Capital ratios:
Equity to total assets at end of period	11.76%	12.39%	12.40%	13.25%	13.33%
Average equity to average assets	12.06	12.41	12.80	13.24	15.11
Dividend payout ratio	11.70	—	—	—	—
Dividends declared per common share	$0.18	—	—	—	—
_____________________

(1)	Net of allowances for loan losses, loans in process and deferred loan fees.

(2)
For the years ended June 30, 2019 and 2018 the weighted average rate for municipal leases is adjusted for a 24%, and 30%, respectively, combined federal and state tax rate since the interest from these leases is tax exempt. All other years were at 37%.

(3)	Net interest income divided by average interest-earning assets.

(4)	See Part II, Item 7 - "Non-GAAP Financial Measures" for additional details.

(5)
Nonperforming assets include nonaccruing loans including certain restructured loans and real estate owned. At June 30, 2019, there were $4.5 million of restructured loans included in nonaccruing loans and $4.1 million, or 39.6%, of nonaccruing loans were current on their loan payments.

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
Overview
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences, including home equity loans and construction and land/lot loans, commercial real estate loans, construction and development loans, commercial and industrial loans, U.S. Small Business Administration ("SBA") loans, equipment finance leases, indirect automobile loans, and municipal leases. We also work with a third party to originate HELOCs which are pooled and sold. In addition, we purchase investment securities consisting primarily of securities issued by United States Government agencies and government-sponsored enterprises, as well as, commercial paper and certificates of deposit insured by the FDIC.
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

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, loan income and fees, gains on the sale of loans held for sale, and gains and losses from sales of securities.
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
At June 30, 2019, we had 43 locations in North Carolina (including the Asheville metropolitan area, Greensboro/"Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
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

Expanding our lines of businesses. In our commitment to sound and profitable organic growth, we continuously focus on enhancing our lines of businesses. During fiscal year 2019, we continued to add commercial and business revenue producers throughout our seven metro markets to further expand our commercial and industrial lending, as well as our knowledge of the growing markets. Fiscal year 2019 marked the first full year of our SBA and equipment finance lines of business. Our SBA loan program generated $3.4 million in noninterest income and our equipment finance line of business originated $147.0 million in loans and leases during the year.
Disciplined franchise expansion. We believe opportunities currently exist within our new market areas to grow our franchise as illustrated by another year of over $1 billion in total originations in fiscal year 2019. We anticipate organic growth as loan demand and new lines of businesses strengthen, through our marketing efforts and as a result of the opportunities being created due to the consolidation of financial institutions occurring in our market areas. We may also seek to expand our franchise through the selective acquisition of individual branches and, to a lesser degree, whole bank transactions that meet our investment and market objectives. We will continue to be disciplined as it pertains to future expansion focusing primarily on organic growth in our current market areas.
Maintaining and improving asset quality. The Company believes that strong asset quality is a key to long-term financial success. The percentage of nonperforming loans to total loans was 0.38% and 0.43% for June 30, 2019 and 2018, respectively. The Company’s percentage of nonperforming assets to total assets at June 30, 2019 was 0.38% compared to 0.44% at June 30, 2018. The Company has actively managed the delinquent loans and nonperforming assets by aggressively pursuing the collection of consumer debts and marketing saleable properties upon foreclosure or repossession, work-outs of classified assets and loan charge-offs. In the past several years, the Company has applied more conservative and stringent underwriting practices to new loans, including, among other things, an increased emphasis on a borrower’s ongoing ability to repay a loan by requiring lower debt to income ratios, higher credit scores and lower loan to value ratios than our previous lending policies had required. Although the Company intends to grow the commercial loan portfolio by expanding commercial real estate and commercial and industrial lending, the Company intends to manage credit exposures through the use of experienced bankers in this area, internal concentration limits, and a conservative approach to lending.
Emphasizing lower cost core deposits to manage the funding costs of our loan growth.  We offer personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposit and are less sensitive to withdrawal when interest rates fluctuate. To build our core deposit base, over the past several years, we have sought to reduce our dependence on traditional higher cost deposits in favor of stable lower cost demand deposits. We have utilized additional product offerings, technology and a focus on customer service in working toward this goal. In addition, we intend to increase demand deposits by growing business banking relationships through expanded product lines tailored to our target business customers’ needs. We continue to implement strategies that include enhancing our online and mobile banking platform, including improvements to online account opening and sales promotions on money market and checking accounts to encourage the growth of lower cost deposits. As a result, deposits have increased 6.0% during fiscal 2019 and core deposits (which we define as our non-certificate or non-time deposit accounts) represent 69.0% of total deposits. In addition, our improvement and additional products has led to a 9.5% increase in the number of "sweet spot" relationships (which we define as households with checking, savings, and credit accounts).
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
Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. See Note 13 in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
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

Set forth below is a reconciliation to GAAP of our efficiency ratio:

	Year Ended
(Dollars in thousands)	June 30,
	2019	2018	2017	2016	2015
Noninterest expense	$90,134	$85,331	$90,259	$79,641	$81,552
Less merger-related expenses	—	—	7,805	—	5,417
Less impairment charge for branch consolidations	—	—	—	400	375
Noninterest expense – as adjusted	$90,134	$85,331	$82,454	$79,241	$75,760

Net interest income	$106,876	$101,330	$91,191	$81,647	$79,830
Plus noninterest income	22,895	18,972	16,107	14,351	12,455
Plus tax equivalent adjustment	1,174	1,559	2,354	2,537	2,736
Less gain on sale of fixed assets	—	164	385	10	—
Less realized gain on securities	—	—	22	—	61
Net interest income plus noninterest income – as adjusted	$130,945	$121,697	$109,245	$98,525	$94,960
Efficiency ratio	68.83%	70.12%	75.48%	80.43%	79.78%
Efficiency ratio (without adjustments)	69.46%	70.93%	84.12%	82.96%	88.37%

Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

(Dollars in thousands, except per share data)	At June 30,
	2019	2018	2017	2016	2015
Total stockholders' equity	$408,896	$409,242	$397,647	$359,976	$371,050
Less: goodwill, core deposit intangibles, net of taxes	27,562	29,125	30,157	17,169	19,000
Tangible book value (1)	$381,334	$380,117	$367,490	$342,807	$352,050
Common shares outstanding	17,984,105	19,041,668	18,967,875	17,998,750	19,488,449
Tangible book value per share	$21.20	$19.96	$19.37	$19.05	$18.06
Book value per share	$22.74	$21.49	$20.96	$20.00	$19.04

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	At June 30,
(Dollars in thousands)	2019	2018
Tangible book value(1)	$381,334	$380,117
Total assets	3,476,178	3,304,169
Less: goodwill, core deposit intangibles, net of taxes	27,562	29,125
Total tangible assets(2)	$3,448,616	$3,275,044
Tangible equity to tangible assets	11.06%	11.61%
_________________________________________________________________

(1)	Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

(2)	Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP net income, ROA, ROE, and EPS as adjusted to exclude merger-related expenses, certain state tax expense, adjustments for the change in federal tax law, gain on sale of premises and equipment, and impairment charges for branch consolidation:

	Year Ended
(Dollars in thousands, except per share data)	June 30,
	2019	2018	2017	2016	2015
Merger-related expenses	$—	$—	$7,805	$—	$5,417
State tax expense adjustment (1)	—	(142)	490	526	—
Change in federal tax law adjustment (2)	(325)	17,908	—	—	—
Gain on sale of premises and equipment	—	(164)	(385)	(10)	—
Impairment charges for branch consolidation	—	—	—	400	374
Provision/(recovery) of loan losses (3)	N/A	N/A	N/A	N/A	(150)
Total adjustments	(325)	17,602	7,910	916	5,641
Tax effect (4)	—	49	(2,646)	(144)	(1,882)
Total adjustments, net of tax	(325)	17,651	5,264	772	3,759

Net income (GAAP)	27,146	8,235	11,847	11,456	8,025

Net income (non-GAAP)	$26,821	$25,886	$17,111	$12,228	$11,784

Per Share Data
Average shares outstanding - basic	17,692,493	18,028,854	17,379,487	17,417,046	19,038,098
Average shares outstanding - diluted	18,393,184	18,726,431	17,956,443	17,606,689	19,117,902

Basic EPS
EPS (GAAP)	$1.52	$0.45	$0.66	$0.65	$0.42
Non-GAAP adjustment	—	0.99	0.30	0.05	0.19
EPS (non-GAAP)	$1.52	$1.44	$0.96	$0.70	$0.61

Diluted EPS
EPS (GAAP)	$1.46	$0.44	$0.65	$0.65	$0.42
Non-GAAP adjustment	—	0.94	0.29	0.05	0.19
EPS (non-GAAP)	$1.46	$1.38	$0.94	$0.70	$0.61

Average Balances
Average assets	$3,396,896	$3,243,661	$2,945,365	$2,741,188	$2,510,296
Average equity	$409,820	$402,605	$376,970	$362,916	$379,316

ROA
ROA (GAAP)	0.80%	0.25%	0.40%	0.42%	0.32%
Non-GAAP adjustment	(0.01)%	0.55%	0.18%	0.03%	0.15%
ROA (non-GAAP)	0.79%	0.80%	0.58%	0.45%	0.47%

ROE
ROE (GAAP)	6.62%	2.05%	3.14%	3.16%	2.12%
Non-GAAP adjustment	(0.08)%	4.38%	1.40%	0.21%	0.99%
ROE (non-GAAP)	6.54%	6.43%	4.54%	3.37%	3.11%
_______________________________________________________
(1)    State tax adjustment is a result of various revaluations of state deferred tax assets.
(2)    Revaluation of net deferred tax assets due to the Tax Cuts and Jobs Act.
(3)    Beginning in fiscal 2016, the Provision/(recovery) of loan losses was no longer included in this calculation.
(4)    Tax amounts have been adjusted for certain nondeductible merger-related expenses.

Set forth below is a reconciliation to GAAP of the allowance for loan losses to total loans and the allowance for loan losses as adjusted to exclude loans acquired through business combinations:

	As of
(Dollars in thousands)	June 30, 2019	June 30, 2018
Total gross loans receivable (GAAP)	$2,705,186	$2,526,616
Less: acquired loans	214,046	271,801
Adjusted loans (non-GAAP)	$2,491,140	$2,254,815

Allowance for loan losses (GAAP)	$21,429	$21,060
Less: allowance for loan losses on acquired loans	201	483
Adjusted allowance for loan losses	21,228	20,577
Allowance for loan losses / Adjusted loans (non-GAAP)	0.85%	0.91%
Comparison of Financial Condition at June 30, 2019 and June 30, 2018
General.  Total assets increased $172.0 million, or 5.2% to $3.5 billion at June 30, 2019 from $3.3 billion at June 30, 2018. Total liabilities increased $172.4 million, or 6.0% to $3.1 billion at June 30, 2019 from $2.9 billion at June 30, 2018. Deposit growth of $131.0 million, or 6.0%; a $45.0 million, or 7.1% increase in borrowings; and the cumulative decrease of $48.1 million, or 21.7% in certificates of deposit in other banks and securities available for sale during the year ended June 30, 2019 were used to partially fund the $179.3 million, or 7.1% increase in total loans receivable, net of deferred loan fees, the $12.4 million, or 5.4% increase in commercial paper, the $12.3 million, or 209.5% increase in loans held for sale, and the $3.4 million, or 8.2% increase in other investments, net during the fiscal year 2019.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents increased $297,000, or 0.4%, to $71.0 million at June 30, 2019 from $70.7 million at June 30, 2018. The commercial paper balance increased $12.4 million, or 5.4% to $241.4 million at June 30, 2019 from $229.1 million at June 30, 2019.
Investments.  Securities available for sale decreased $33.2 million, to $121.8 million at June 30, 2019 compared to $155.0 million at June 30, 2018. At June 30, 2019, certificates of deposit in other banks decreased $14.9 million, or 22.3% to $52.0 million at June 30, 2019 compared to $66.9 million at June 30, 2018. All of the certificates of deposit in other banks are fully insured by the FDIC. The Company has reduced its liquidity position in order to fund recent loan growth. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We do not believe that there are any other-than-temporary impairments at June 30, 2019; therefore, no impairment losses have been recorded for fiscal 2019. Other investments at cost include FHLB stock, FRB stock, and SBIC investments. FHLB stock increased $2.1 million, to $32.0 million over the last fiscal year as a result of required purchases due to increased FHLB borrowings. As a member of the Federal Reserve System, the Bank is required to own FRB stock, which totaled $7.3 million as of June 30, 2019 and 2018. In addition, SBIC equity investments increased $1.3 million to $6.1 million at June 30, 2019.

Loans.  Net loans receivable increased $179.0 million, or 7.1%, to $2.7 billion at June 30, 2019 compared to $2.5 billion at June 30, 2018, driven by $228.6 million in net organic loan growth.
Retail consumer and commercial loans consist of the following at the dates indicated:

					Percent of total
	June 30,	June 30,	Change		June 30,	June 30,
	2019	2018	$	%	2019	2018
Retail consumer loans:
One-to-four family	$660,591	$664,289	$(3,698)	(0.6)%	24.4%	26.3%
HELOCs - originated	131,095	137,564	(6,469)	(4.7)	4.8	5.4
HELOCs - purchased	116,972	166,276	(49,304)	(29.7)	4.3	6.6
Construction and land/lots	80,602	65,601	15,001	22.9	3.0	2.6
Indirect auto finance	153,448	173,095	(19,647)	(11.4)	5.7	6.9
Consumer	19,756	12,379	7,377	59.6	0.7	0.5
Total retail consumer loans	1,162,464	1,219,204	(56,740)	(4.7)	43.0	48.3
Commercial loans:
Commercial real estate	927,261	857,315	69,946	8.2	34.3	33.9
Construction and development	210,916	192,102	18,814	9.8	7.8	7.6
Commercial and industrial	160,471	135,336	25,135	18.6	5.9	5.4
Equipment finance	132,058	13,487	118,571	879.2	4.9	0.5
Municipal leases	112,016	109,172	2,844	2.6	4.1	4.3
Total commercial loans	1,542,722	1,307,412	235,310	18.0	57.0	51.7
Total loans	$2,705,186	$2,526,616	$178,570	7.1%	100.0%	100.0%
Our expansion into larger metro markets as well as in-market acquisitions combined with improvements in the economy, employment rates, and stronger real estate prices, have led to significant increases in originations of construction and commercial loans located in our market areas as demonstrated by over $1.0 billion in total loan originations in both of the years ended June 30, 2019 and 2018. We will continue to take a disciplined approach in our construction and land development lending by concentrating our efforts on smaller one-to-four family residential loans to builders known to us and developers of commercial real estate and multifamily properties with proven success in this type of construction. At June 30, 2019, construction and land/lots totaled $80.6 million including $70.3 million of one-to-four family construction loans that will roll over to permanent loans upon completion of the construction period. Undisbursed construction and land/lots loan commitments at June 30, 2019 totaled $65.4 million. Total construction and development loans at June 30, 2019, were $210.9 million, excluding unfunded loan commitments of $123.1 million, of which $85.3 million was for non-residential commercial real estate construction, $67.7 million was for land development, $46.0 million was for speculative construction of single family properties, and $11.9 million was for multi-family construction. Undisbursed construction and development loan commitments at June 30, 2019 included $61.0 million of commercial real estate projects, multi-family residential projects of $30.7 million and $31.4 million for the speculative construction of one- to four-family residential properties. Total equipment finance loans at June 30, 2019, were $132.1 million, an increase of $118.6 million as a result of a full year of operations from the new line of business.
Asset Quality. Nonperforming assets decreased 9.0% to $13.3 million, or 0.38% of total assets, at June 30, 2019, compared to $14.6 million, or 0.44% of total assets, at June 30, 2018. Nonperforming assets included $10.4 million in nonaccruing loans and $2.9 million in REO at June 30, 2019, compared to $10.9 million and $3.7 million, in nonaccruing loans and REO, respectively, at June 30, 2018. Included in nonperforming loans are $4.5 million of loans restructured from their original terms of which $1.8 million were current with respect to their modified payment terms. The decrease in nonaccruing loans was primarily due to continued improvements in credit quality throughout the loan portfolio and loans returning to performing status as payment history and the borrower's financial status improved. At June 30, 2019, $4.1 million, or 39.6%, of nonaccruing loans were current on their required loan payments. Purchased impaired loans acquired from prior acquisitions aggregating to $1.3 million are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. Nonperforming loans to total loans decreased to 0.38% at June 30, 2019 from 0.43% at June 30, 2018.
The ratio of classified assets to total assets decreased to 0.89% at June 30, 2019 from 1.0% at June 30, 2018. Classified assets decreased 6.5% to $30.9 million at June 30, 2019 compared to $33.1 million at June 30, 2018. Delinquent loans (loans delinquent 30 days or more) at June 30, 2019 were $10.1 million, or 0.4% of total loans compared to $9.8 million, or 0.4% of total loans at June 30, 2018.
As of June 30, 2019, impaired loans increased to $33.0 million from $31.4 million at June 30, 2018. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. For more information on these impaired loans, see Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
Our allowance for loan losses at June 30, 2019 was $21.4 million, or 0.79% of total loans, compared to $21.1 million, or 0.83% of total loans at June 30, 2018. The allowance for loan losses was 0.85% of gross loans at June 30, 2019, excluding acquired loans from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations, as compared to 0.91% at June 30, 2018. The Company recorded these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these loans at the time of acquisition. Any subsequent deterioration in credit quality will result in a provision for loan losses. The allowance for our acquired loans at June 30, 2019 was $201,000 compared to $483,000 at June 30, 2018. There was a $5.7 million provision for loan losses for the year ended June 30, 2019 compared to no provision for the year ended June 30, 2018, which was primarily related to a $6.0 million commercial lending relationship, which was fully charged off in the third and fourth quarters this fiscal year, as a result of the Company becoming aware at the end of March 2019, that a commercial borrower operating as a heavy equipment contractor with $6.0 million of outstanding borrowings from the Bank had unexpectedly ceased operations. Based on further investigation and certain actions taken by the principal of the borrower, the Company believed that the Bank's collateral, consisting primarily of accounts receivable, had substantially deteriorated. As a result of this investigation and further subsequent developments, the Company determined a full charge-off of this relationship was appropriate. The Company is continuing to take action to enforce its rights against the borrower, guarantors and its collateral, including to preserve and recover the borrower’s assets, where appropriate. As a result of this charged off lending relationship, net loan charge-offs increased to $5.3 million for the year ended June 30, 2019 from $91,000 for fiscal 2018. Net charge-offs as a percentage of average loans increased to 0.20% for the year ended June 30, 2019 from 0% for last fiscal year. The allowance as a percentage of nonaccruing loans increased to 206.9% at June 30, 2019, compared to 192.96% a year earlier. While the previously mentioned significant provision for loan losses negatively affected our earnings, we believe our overall asset quality metrics continue to demonstrate our commitment to growing and maintaining a loan portfolio with a moderate risk profile.
We believe that the allowance for loan losses as of June 30, 2019 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Real estate owned.  REO decreased $755,000, to $2.9 million at June 30, 2019 primarily due to $1.0 million in sales of REO and $439,000 in writedowns and losses on the sales of REO, which were partially offset by $731,000 in transfers from foreclosed loans. The total balance of REO included $1.2 million in commercial real estate, $1.0 million in single-family homes and $675,000 in land, construction and development projects (both residential and commercial) at June 30, 2019.
Deferred income taxes. Deferred income taxes decreased $6.0 million, or 18.6%, to $26.5 million at June 30, 2019 from $32.6 million at June 30, 2018. The decrease was primarily driven by the realization of net operating losses through increases in taxable income.
Deposits.  Total deposits increased $131.0 million, or 6.0%, to $2.3 billion at June 30, 2019 from $2.2 billion at June 30, 2018. The increase was primarily due to $196.0 million increase in our certificates of deposit, $67.9 million of which related to additional brokered deposits. At June 30, 2019 and 2019, we had $176.8 million and $108.9 million in brokered deposits, respectively.
Borrowings.  Borrowings, comprised of FHLB advances, increased to $680.0 million at June 30, 2019 from $635.0 million at June 30, 2018. At June 30, 2019 there were $380.0 million in FHLB advances with maturities less than 90 days and $300.0 million in convertible FHLB advances with maturities greater than one year; together with a weighted average interest rate of 2.10%.
Equity.  Stockholders’ equity at June 30, 2019 decreased to $408.9 million from $409.2 million at June 30, 2018. Changes within stockholders' equity included $27.1 million in net income, $3.0 million in stock-based compensation, and a $2.3 million increase in other comprehensive income representing a reduction in unrealized losses on investment securities, net of tax, to an unrealized gain of $733,000, partially offset by 1,149,785 shares of common stock repurchased at an average price per share of $26.65, or approximately $30.6 million in total, and $3.2 million related to cash dividends. Tangible book value per share increased $1.24, or 6.2% to $21.20 as of June 30, 2019 compared to $19.96 at June 30, 2018.

Average Balances, Interest and Average Yields/Cost
The following table sets forth the average balance sheet, interest income and expense, and average yields and costs for the years indicated. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Years Ended June 30,
	2019			2018			2017
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
Assets:
Interest-earning assets:
Loans receivable (1)	$2,632,127	$123,076	4.68%	$2,418,946	$106,641	4.41%	$2,080,490	$92,423	4.44%
Deposits in other banks	89,410	1,726	1.93%	137,026	1,934	1.41%	177,753	1,900	1.07%
Securities available for sale	145,344	3,443	2.37%	172,461	3,668	2.13%	202,866	3,983	1.96%
Other interest-earning assets(3)	282,986	10,187	3.60%	247,829	6,718	2.71%	222,847	3,484	1.56%
Total interest-earning assets	3,149,867	138,432	4.39%	2,976,262	118,961	4.00%	2,683,956	101,790	3.79%
Other assets	247,029			267,399			261,410
Total Assets	3,396,896			3,243,661			2,945,366
Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	462,933	1,251	0.27%	473,880	970	0.20%	430,527	772	0.18%
Money market accounts	689,946	5,102	0.74%	644,331	2,442	0.38%	541,030	1,405	0.26%
Savings accounts	194,635	245	0.13%	224,582	295	0.13%	228,360	308	0.13%
Certificate accounts	596,727	9,159	1.53%	463,306	3,051	0.66%	453,994	2,103	0.46%
Total interest-bearing deposits	1,944,241	15,757	0.81%	1,806,099	6,758	0.37%	1,653,911	4,588	0.28%
Borrowings	672,186	14,626	2.18%	658,240	9,314	1.41%	577,848	3,657	0.63%
Total interest-bearing liabilities	2,616,427	30,383	1.16%	2,464,339	16,072	0.65%	2,231,759	8,245	0.37%
Noninterest-bearing deposits	307,420			311,210			271,477
Other liabilities	63,229			65,489			65,160
Total liabilities	2,987,076			2,841,038			2,568,396
Stockholders' equity	409,820			402,623			376,970
Total liabilities and stockholders' equity	3,396,896			3,243,661			2,945,366
Net earning assets	$533,440			$511,923			$452,197
Average interest-earning assets to average interest-bearing liabilities	120.39%			120.77%			120.26%
Tax-equivalent:
Net interest income		$108,049			$102,889			$93,545
Interest rate spread			3.23%			3.35%			3.42%
Net interest margin(4)			3.43%			3.46%			3.49%
Non-tax-equivalent:
Net interest income		$106,876			$101,330			$91,191
Interest rate spread			3.20%			3.29%			3.34%
Net interest margin(4)			3.39%			3.40%			3.40%

(1)	The average loans receivable, net balances include loans held for sale and nonaccruing loans.

(2)
Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $1.2 million, $1.6 million, and $2.4 million for fiscal years ended June 30, 2019, 2018, and 2017, respectively, calculated based on a combined federal and state tax rate of 24%, 30%, and 37%, respectively.

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

	Years Ended June 30,			Years Ended June 30,
	2019 vs. 2018			2018 vs. 2017
	Increase/ (decrease) due to		Total increase/ (decrease)	Increase/ (decrease) due to		Total increase/ (decrease)
(Dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$9,398	$7,037	$16,435	$15,036	$(818)	$14,218
Deposits in other financial institutions	(672)	464	(208)	(435)	469	34
Investment securities	(576)	351	(225)	(597)	282	(315)
Other	952	2,517	3,469	390	2,844	3,234
Total interest-earning assets	9,102	10,369	19,471	14,394	2,777	17,171
Interest-bearing liabilities:
Interest-bearing checking accounts	$(22)	$303	$281	$77	$121	$198
Money market accounts	173	2,487	2,660	269	768	1,037
Savings accounts	(39)	(11)	(50)	(6)	(7)	(13)
Certificate accounts	879	5,229	6,108	43	905	948
Borrowings	198	5,114	5,312	508	5,149	5,657
Total interest-bearing liabilities	$1,189	$13,122	$14,311	$891	$6,936	$7,827
Net increase in tax equivalent interest income			$5,160			$9,344
Comparison of Results of Operations for the Years Ended June 30, 2019 and June 30, 2018
General.  During 2019, net income totaled $27.1 million, or $1.46 per diluted share for the year ended June 30, 2019, compared to $8.2 million, or $0.44 per diluted share for fiscal year 2018. Earnings during the year ended June 30, 2019 were negatively impacted by a $5.7 million provision for loan losses primarily related to the previously mentioned commercial lending relationship, which was fully charged off. Earnings for the year ended June 30, 2018 included a $17.9 million write-down of deferred tax assets following a deferred tax revaluation resulting from enactment of the Tax Cuts and Jobs Act (“Tax Act”) with no comparable charge in fiscal year 2019.
Net Interest Income.  Net interest income for 2019 was $106.9 million, a $5.5 million, or 5.5% increase from $101.3 million in 2018. The increase in net interest income for the year ended June 30, 2019 reflects a $19.9 million increase in interest and dividend income due primarily to an increase in average interest-earning assets, partially offset by a $14.3 million increase in interest expense.
During 2019, average interest-earning assets increased $173.6 million, or 5.8% to $3.1 billion compared to $3.0 billion for 2018. The $213.2 million, or 8.8% increase in average balance of total loans receivable for the year ended June 30, 2019 was primarily due to organic loan growth. The average balance of other interest-earning assets increased $35.2 million, or 14.2% between the periods primarily due to increases in commercial paper investments and other investments at cost. These increases were mainly funded by the cumulative decrease of $74.7 million, or 24.2% in average interest-earning deposits in other banks and securities available for sale, and an increase in average interest-bearing liabilities of $152.1 million, or 6.2%. Net interest margin (on a fully taxable-equivalent basis) for the year ended June 30, 2019 decreased three basis points to 3.43% from 3.46% for last year.
Interest Income.  Total interest and dividend income for 2019 was $137.3 million, compared to $117.4 million for 2018, an increase of $19.9 million, or 16.9%. The increase was primarily driven by a $16.8 million, or 16.0% increase in loan interest income and a $3.5 million, or 51.6% increase in interest income from other interest-earning assets, partially offset by a $433,000, or 7.7% decrease in interest income from securities available for sale and deposits in other banks. The additional loan interest income was primarily due to the increase in the average balance of loans receivable, which was partially offset by a $1.1 million decrease in the accretion of purchase discounts on acquired loans to $2.1 million for the year ended June 30, 2019 from $3.2 million for fiscal year 2018. Average loan yields increased 27 basis points to 4.68% for the year ended June 30, 2019 from 4.41% last year. For the year ended June 30, 2019 and 2018, average loan yields included eight and 14 basis points, respectively, from the accretion of purchase discounts on acquired loans. The accretion on purchase discounts on acquired loans stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on loan pools purchased and, at least semi-annually, the Company updates loss estimates, prepayment speeds, and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loans pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter as well as year over year.
Interest Expense.  Total interest expense was $30.4 million in 2019, a $14.3 million, or 89.0% increase from $16.1 million in 2018. The increase was primarily related to the the 44 basis point increase in the average cost of deposits and to a lesser extent the $138.1 million, or 7.7% increase in average interest-bearing deposits, resulting in additional deposit interest expense of $9.0 million for the year ended June 30, 2019 as compared to the year ended June 30, 2018. In addition, there was an increase of 77 basis points in the average cost of borrowings and a $13.9 million, or 2.1% increase in average borrowings, resulting in additional interest expense of $5.3 million for the year ended June 30, 2019 as compared to the year ended June 30, 2018. The overall cost of funds increased 51 basis points to 1.16% for the year ended June 30, 2019 compared to 0.65% last year.
Provision for Loan Losses.  During 2019, there was a $5.7 million provision for loan losses, which primarily related to the previously mentioned $6.0 million commercial lending relationship that was fully charged off, compared to no provision for 2018. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.
See "Comparison of Financial Condition at June 30, 2019 and 2018 - Asset Quality and Allowance for Loan Losses" for additional details.
Noninterest Income.  Noninterest income was $22.9 million for 2019 compared to $19.0 million for 2018. The $3.9 million, or 20.7% increase was primarily due to a $1.9 million, or 45.4% increase in gain on sale of loans primarily due to originations and sales of SBA commercial loans; a $1.1 million, or 45.3% increase in other noninterest income primarily related to operating lease income; an $809,000, or 9.2% increase in service charges on deposit accounts as a result of an increase in deposit accounts and related fees; and a $246,000, or 20.9% increase in loan income and fees. There was also no gain from the sale of premises and equipment for the year ended June 30, 2019 as compared to $164,000 last year.
Noninterest Expense.  Noninterest expense was $90.1 million in 2019, a $4.8 million, or 5.6% increase from $85.3 million in 2018. The increase was primarily due to a $4.1 million, or 8.6% increase in salaries and employee benefits; a $1.2 million, or 19.0% increase in computer services; a $375,000, or 25.4% increase in marketing and advertising; and a $121,000, or 10.2% increase in REO-related expenses. The $4.1 million increase in salaries and benefits was primarily related to additional personnel in our new SBA and equipment finance lines of business. Partially offsetting these increases was a $616,000, or 23.3% decrease in core deposit intangible amortization; a $235,000, or 2.4% decrease in net occupancy expense; and a $193,000, or 11.9% decrease in deposit insurance premiums as a result of lower nonaccrual loans during the year ended June 30, 2019 compared to last year.
Income Taxes.  The provision for income taxes was $6.8 million for fiscal 2019 as compared to $26.7 million in 2018. The Company’s corporate federal income tax rate for the years ended June 30, 2019 and 2018 was 21% and 27.5%, respectively. In the quarter ended December 31, 2017, following a revaluation of net deferred tax assets due to the Tax Act, the Company wrote down deferred tax assets of $17.9 million, which were reflected as an adjustment through income tax expense. For more information on income taxes and deferred taxes, see Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Comparison of Results of Operation for the Year Ended June 30, 2018 and June 30, 2017
General.  During 2018, we had net income of $8.2 million, a $3.6 million or 30.5% decrease compared to net income of $11.8 million earned in 2017. The Company's diluted earnings per share was $0.44 for the year ended June 30, 2018 compared to $0.65 for the year ended June 30, 2017. Earnings for the year ended June 30, 2018 included a $17.9 million write-down of deferred tax assets following a deferred tax revaluation resulting from enactment of the Tax Act with no comparable charge in fiscal year 2017, which was partially offset by the absence of merger-related expenses, which totaled $7.8 million in fiscal year 2017.
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
Net Interest Income.  Net interest income for 2018 was $101.3 million, a $10.1 million, or 11.1% increase from $91.2 million in 2017. The increase in net interest income for the year ended June 30, 2018 reflects a $18.0 million increase in interest and dividend income due primarily to an increase in average interest-earning assets, partially offset by a $7.8 million increase in interest expense.
During 2018, average interest-earning assets increased $292.3 million, or 10.9% to $3.0 billion compared to $2.7 billion for 2017. The $338.5 million, or 16.3% increase in average balance of total loans receivable for the year ended June 30, 2018 was due to a full year's impact of the TriSummit acquisition and increased organic loan growth. This increase was mainly funded by the cumulative decrease of $46.2 million, or 7.6% in all other average interest-earning assets, an increase in average interest-bearing deposits of $152.2 million, or 9.2%, and an $80.4 million, or 13.9% increase in average borrowings, consisting entirely of FHLB advances. Net interest margin (on a fully taxable-equivalent basis) for the year ended June 30, 2018 decreased three basis points to 3.46% from 3.49% for last year primarily as a result of increased cost of funds.
Interest Income.  Total interest and dividend income for 2018 was $117.4 million, compared to $99.4 million for 2017, an increase of $18.0 million, or 18.1%. The increase was primarily driven by a $15.0 million, or 16.7% increase in loan interest income, a $2.2 million, or 59.4% increase in certificates of deposit and other interest-bearing deposits, and a $1.1 million, or 63.5% increase in other investment income partially offset by a $315,000, or 7.9% decrease in interest income from securities available for sale. The additional loan interest income was primarily due to the increase in the average balance of loans receivable, which was partially offset by a $3.0 million decrease in the accretion of purchase discounts on acquired loans to $3.2 million for the year ended June 30, 2018 from $6.1 million for fiscal year 2017, resulting from the full repayments of several loans with large discounts in the previous year. This decrease caused average loan yields to decrease three basis points to 4.41% for the year ended June 30, 2018 from 4.44% in fiscal 2017. The accretion on purchase discounts on acquired loans stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on loan pools purchased and, at least semi-annually, the Company updates loss estimates, prepayment speeds, and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loans pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter as well as year over year. Excluding the effects of the accretion on purchase discounts on acquired loans, loan yields increased 13 basis points to 4.28% for the year ended June 30, 2018 compared to 4.15% in fiscal 2017.
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
Noninterest Income.  Noninterest income was $19.0 million for 2018 compared to $16.1 million for 2017. The $2.9 million, or 17.8% increase was primarily due to a $1.1 million, or 14.2% increase in service charges on deposit accounts as a result of the increase in deposit accounts and related fees; a $1.8 million, or 49.6% increase in loan income from the gain on sale of loans and various commercial loan-related fees driven by the commencing of originations and sales of the guaranteed portion of U.S Small Business Administration (“SBA”) commercial loans; and an $179,000, or 7.9% increase in other noninterest income. Partially offsetting these increases was a $221,000, or 57.4% decrease in gains from the sale of premises and equipment for the year ended June 30, 2018 compared to last fiscal year.
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
The committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and our PVE. The committee also evaluates these impacts against the potential changes in net interest income and market value of our portfolio equity that are monitored by the board of directors of HomeTrust Bank generally on a quarterly basis.
Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates. The table presented here, as of June 30, 2019, is forward-looking information about our sensitivity to changes in interest rates. The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up and down 400 basis points. Given the current targeted federal funds rate is 2.00% to 2.25% making an immediate change of -200, -300 and -400 basis points improbable, a PVE calculation for a decrease of greater than 100 basis points has not been prepared. An increase in rates would slightly increase our PVE because the repricing of nonmaturing deposits tend to lag behind the increase in market rates. This positive impact is partially offset by the negative effect from our loans with interest rate floors which will not adjust until such time as a  loan’s current interest rate adjusts to an increase in market rates which exceeds the interest rate floor. Conversely, in a falling interest rate environment these interest rate floors will assist in maintaining our net interest income. As of June 30, 2019, our loans with interest rate floors totaled approximately $651.2 million or 24.1% of our total loan portfolio and had a weighted average floor rate of 4.04%, $74.7 million of these loans were at their floor rate, of which $56.2 million, or 75.2%, had yields that would begin floating again once prime rates increase at least 200 basis points.

June 30, 2019
Change in Interest Rates in	Present Value Equity			PVE
Basis Points	Amount	$ Change	% Change	Ratio
(Dollars in Thousands)
+ 400	$634,659	$17,324	3%	20%
+ 300	634,443	17,108	3	19
+ 200	631,452	14,117	2	19
+ 100	625,992	8,657	1	19
Base	617,335	—	—	18
- 100	581,730	(35,605)	(6)	17

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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2019, HomeTrust Bank had an additional borrowing capacity of $89.5 million with the FHLB of Atlanta, a $130.0 million line of credit with the FRB, and three lines of credit with three unaffiliated banks totaling $70.0 million. At June 30, 2019, we had $680.0 million in FHLB advances outstanding. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At June 30, 2019, brokered deposits totaled $176.8 million or 7.6% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Company on a stand-alone level is a separate legal entity from HomeTrust Bank and must provide for its own liquidity and pay its own operating expenses. The Company’s primary source of funds consists of the net proceeds retained by the Company from the Conversion. We also have the ability to receive dividends or capital distributions from HomeTrust Bank, although there are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. At June 30, 2019, the Company (on an unconsolidated basis) had liquid assets of $8.5 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2019, the total approved loan commitments and unused lines of credit outstanding amounted to $274.9 million and $353.7 million, respectively, as compared to $259.7 million and $491.6 million, respectively, as of June 30, 2018. Certificates of deposit scheduled to mature in one year or less at June 30, 2019, totaled $515.5 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During fiscal 2019, cash and cash equivalents increased $297,000, or 0.4%, from $70.7 million as of June 30, 2018 to $71.0 million as of June 30, 2019. Cash provided by operating activities of $7.7 million and financing activities of $143.1 million was partially offset by cash used in investing activities of $150.5 million. Primary sources of cash for the year ended June 30, 2019 included proceeds from maturities of investment securities of $38.4 million, maturities of certificates of deposit in other banks, net of purchases, of $14.9 million, principal repayments of mortgage-backed securities of $31.6 million, a $45.0 million increase in borrowings, and a $131.0 million increase in net deposits. Primary uses of cash during the period included an increase in portfolio loans of $173.8 million, a $34.7 million increase in the purchase of investment securities, a $16.6 million increase in operating lease equipment and other assets, $30.6 million in common stock repurchases, the purchase of commercial paper, net of maturities, of $5.8 million, $3.2 million in cash dividends paid on common stock, and a $2.1 million increase in fixed asset purchases. All sources and uses of cash reflect our cash management strategy to increase our amount of higher yielding investments and loans, reducing our holdings in lower yielding investments and increasing our lower costing deposits.
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
Contractual Obligations
The following table presents the Company's significant contractual obligations at June 30, 2019 (in thousands):

	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total
Borrowings	$380,000	$—	$—	$300,000	$680,000
Capital lease	134	268	279	1,995	2,676
Operating leases	1,660	2,691	1,934	1,076	7,361
Total contractual obligations	$381,794	$2,959	$2,213	$303,071	$690,037
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended June 30, 2019, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at June 30, 2019, is as follows (in thousands):

Undisbursed portion of construction loans	$181,477
Commitments to make loans	93,432
Unused lines of credit	353,663
Unused letters of credit	9,460
Total loan commitments	$638,032
Capital Resources
At June 30, 2019, stockholders' equity totaled $408.9 million. Management monitors the capital levels of the Company to provide for current and future business opportunities and to ensure HomeTrust Bank meets regulatory guidelines for “well-capitalized” institutions.
HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the North Carolina Office of the Commissioner of Banks and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in the same manner as those applicable to bank holding companies.
HomeTrust Bancshares, Inc. and the Bank are required to maintain specified levels of regulatory capital under federal banking regulations. The capital adequacy requirements are quantitative measures established by regulation that require HomeTrust Bancshares, Inc. and the Bank to maintain minimum amounts and ratios of capital. HomeTrust Bancshares, Inc.’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements. At June 30, 2019, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements.
Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. As of June 30, 2019, the Bank was considered "well capitalized" in accordance with its regulatory capital guidelines and exceeded all regulatory capital requirements with Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios of 11.59%, 11.59%, 12.30%, and 10.34%, respectively. As of June 30, 2018, Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios were 11.70%, 11.70%, 12.45%, and 10.33%, respectively.
As of June 30, 2019, HomeTrust Bancshares, Inc. exceeded all regulatory capital requirements with Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios of 12.20%, 12.20%, 12.91%, and 10.89%, respectively. As of June 30, 2018, Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios were 12.97%, 12.97%, 13.72%, and 11.45%, respectively.
See Item 1, “Business-How We are Regulated,” and Note 19 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details on the Company's capital requirements.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of HomeTrust Bancshares, Inc. and Subsidiary (the "Company") as of June 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the result of their operations and their cash flows for each of the three years in the period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2019 expressed an unqualified opinion thereon.

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
September 13, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
HomeTrust Bancshares, Inc. and Subsidiary

Opinion on Internal Control Over Financial Reporting
We have audited HomeTrust Bancshares, Inc. and Subsidiary (the “Company”)’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, HomeTrust Bancshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of HomeTrust Bancshares, Inc. and Subsidiary as of June 30, 2019 and 2018, and for each of the years in the three years ended June 30, 2019, and our report dated September 13, 2019, expressed an unqualified opinion on those consolidated financial statements.

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
September 13, 2019

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30,
	2019	2018
Assets
Cash	$40,909	$45,222
Interest-bearing deposits	30,134	25,524
Cash and cash equivalents	71,043	70,746
Commercial paper	241,446	229,070
Certificates of deposit in other banks	52,005	66,937
Securities available for sale, at fair value	121,786	154,993
Other investments, at cost	45,378	41,931
Loans held for sale	18,175	5,873
Total loans, net of deferred loan fees	2,705,190	2,525,852
Allowance for loan losses	(21,429)	(21,060)
Net loans	2,683,761	2,504,792
Premises and equipment, net	61,051	62,537
Accrued interest receivable	10,533	9,344
Real estate owned (REO)	2,929	3,684
Deferred income taxes	26,523	32,565
Bank owned life insurance (BOLI)	90,254	88,028
Goodwill	25,638	25,638
Core deposit intangibles	2,499	4,528
Other assets	23,157	3,503
Total Assets	$3,476,178	$3,304,169
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$2,327,257	$2,196,253
Borrowings	680,000	635,000
Capital lease obligations	1,880	1,914
Other liabilities	58,145	61,760
Total liabilities	3,067,282	2,894,927
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,984,105 shares issued and outstanding at June 30, 2019; 19,041,668 at June 30, 2018	180	191
Additional paid in capital	190,315	217,480
Retained earnings	224,545	200,575
Unearned Employee Stock Ownership Plan (ESOP) shares	(6,877)	(7,406)
Accumulated other comprehensive income (loss)	733	(1,598)
Total stockholders’ equity	408,896	409,242
Total Liabilities and Stockholders’ Equity	$3,476,178	$3,304,169
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	June 30,
	2019	2018	2017
Interest and Dividend Income
Loans	$121,903	$105,082	$90,069
Securities available for sale	3,443	3,668	3,983
Certificates of deposit and other interest-bearing deposits	8,278	5,939	3,725
Other investments	3,635	2,713	1,659
Total interest and dividend income	137,259	117,402	99,436
Interest Expense
Deposits	15,757	6,758	4,588
Borrowings	14,626	9,314	3,657
Total interest expense	30,383	16,072	8,245
Net Interest Income	106,876	101,330	91,191
Provision for Loan Losses	5,700	—	—
Net Interest Income after Provision for Loan Losses	101,176	101,330	91,191
Noninterest Income
Service charges and fees on deposit accounts	9,611	8,802	7,709
Loan income and fees	1,422	1,176	971
Gain on sale of loans held for sale	6,218	4,276	2,674
BOLI income	2,103	2,117	2,088
Gain from sale of premises and equipment	—	164	385
Gain from sales of securities available for sale	—	—	22
Other, net	3,541	2,437	2,258
Total noninterest income	22,895	18,972	16,107
Noninterest Expense
Salaries and employee benefits	52,291	48,170	46,446
Net occupancy expense	9,454	9,689	9,121
Computer services	7,664	6,440	6,650
Telephone, postage, and supplies	3,040	2,958	2,732
Marketing and advertising	1,853	1,478	1,670
Deposit insurance premiums	1,426	1,619	1,378
Loss on sale and impairment of REO	439	127	300
REO expense	874	1,065	1,114
Core deposit intangible amortization	2,029	2,645	2,823
Merger-related expenses	—	—	7,805
Other	11,064	11,140	10,220
Total noninterest expense	90,134	85,331	90,259
Income Before Income Taxes	33,937	34,971	17,039
Income Tax Expense	6,791	26,736	5,192
Net Income	$27,146	$8,235	$11,847
Per Share Data:
Net income per common share:
Basic	$1.52	$0.45	$0.66
Diluted	$1.46	$0.44	$0.65
Average shares outstanding:
Basic	17,692,493	18,028,854	17,379,487
Diluted	18,393,184	18,726,431	17,956,443
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	June 30,
	2019	2018	2017
Net Income	$27,146	$8,235	$11,847
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	$3,027	$(2,489)	$(3,113)
Deferred income tax benefit (expense)	(696)	618	1,058
Reclassification of securities gains recognized in net income	—	—	(22)
Deferred income tax expense	—	—	7
Total other comprehensive income (loss)	$2,331	$(1,871)	$(2,070)
Comprehensive Income	$29,477	$6,364	$9,777
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2016	17,998,750	$180	$186,104	$179,813	$(8,464)	$2,343	$359,976
Net income	—	—	—	11,847	—	—	11,847
Granted restricted stock	47,500	—	—	—	—	—	—
Forfeited restricted stock	(6,000)	—	—	—	—	—	—
Retired stock	(22,794)	—	(569)	—	—	—	(569)
Exercised stock options	185,142	3	3,065	—	—	—	3,068
Shares issued for TriSummit Bancorp, Inc. merger	765,277	7	20,036	—	—	—	20,043
Stock option expense	—	—	2,627	—	—	—	2,627
Restricted stock expense	—	—	1,539	—	—	—	1,539
ESOP shares allocated	—	—	657	—	529	—	1,186
Other comprehensive loss	—	—	—	—	—	(2,070)	(2,070)
Balance at June 30, 2017	18,967,875	$190	$213,459	$191,660	$(7,935)	$273	$397,647
Net income	—	—	—	8,235	—	—	8,235
Cumulative-effect adjustment on the change in accounting for share-based payments	—	—	—	680	—	—	680
Granted restricted stock	55,200	—	—	—	—	—	—
Forfeited restricted stock	(6,600)	—	—	—	—	—	—
Retired stock	(19,007)		(494)				(494)
Exercised stock options	44,200	1	650	—	—	—	651
Stock option expense	—	—	1,758	—	—	—	1,758
Restricted stock expense	—	—	1,269	—	—	—	1,269
ESOP shares allocated	—	—	838	—	529	—	1,367
Other comprehensive loss	—	—	—	—	—	(1,871)	(1,871)
Balance at June 30, 2018	19,041,668	$191	$217,480	$200,575	$(7,406)	$(1,598)	$409,242
Net income	—	—	—	27,146	—	—	27,146
Cash dividends declared on common stock, $0.18/common share	—	—	—	(3,176)	—	—	(3,176)
Stock repurchased	(1,149,785)	(11)	(30,627)	—	—	—	(30,638)
Granted restricted stock	23,625	—	—	—	—	—	—
Forfeited restricted stock	(4,300)	—	—	—	—	—	—
Retired stock	(7,414)	—	(205)	—	—	—	(205)
Exercised stock options	80,311	—	1,173	—	—	—	1,173
Stock option expense	—	—	736	—	—	—	736
Restricted stock expense	—	—	865	—	—	—	865
ESOP shares allocated	—	—	893	—	529	—	1,422
Other comprehensive income	—	—	—	—	—	2,331	2,331
Balance at June 30, 2019	17,984,105	$180	$190,315	$224,545	$(6,877)	$733	$408,896
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	June 30,
	2019	2018	2017
Operating Activities:
Net income	$27,146	$8,235	$11,847
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,700	—	—
Depreciation	4,243	3,810	3,816
Deferred income tax expense	5,346	26,121	4,947
Net amortization and accretion	(6,828)	(5,950)	(6,658)
Gain on sale of premises and equipment	—	(164)	(385)
Loss on sale and impairment of REO	439	127	300
BOLI income	(2,103)	(2,117)	(2,088)
Gain from sales of securities available for sale	—	—	(22)
Gain on sale of loans held for sale	(6,218)	(4,276)	(2,674)
Origination of loans held for sale	(190,870)	(143,755)	(134,258)
Proceeds from sales of loans held for sale	174,973	143,350	137,108
Increase (decrease) in deferred loan fees, net	(768)	181	(1,317)
Increase in accrued interest receivable and other assets	(4,835)	(1,246)	(2,727)
Core deposit intangible amortization	2,029	2,645	2,823
ESOP compensation expense	1,422	1,367	1,186
Restricted stock and stock option expense	1,601	3,027	4,166
Increase in other liabilities	(3,615)	(13)	(949)
Net cash provided by operating activities	7,662	31,342	15,115
Investing Activities:
Purchase of securities available for sale	(34,675)	—	(15,082)
Proceeds from sales of securities available for sale	—	—	19,279
Proceeds from maturities of securities available for sale	38,430	20,675	27,145
Maturities (purchase) of commercial paper, net	(5,824)	(75,202)	81,821
Purchase of certificates of deposit in other banks	(18,154)	(17,201)	(41,988)
Maturities of certificates of deposit in other banks	33,086	82,538	71,476
Principal repayments of mortgage-backed securities	31,627	20,471	23,919
Net redemptions (purchases) of other investments	(3,447)	2,141	(7,255)
Net increase in loans	(173,754)	(168,602)	(255,853)
Purchase of BOLI	(137)	(76)	(273)
Proceeds from redemption of BOLI	14	146	—
Purchase of equipment for operating leases and other assets	(16,578)	—	—
Purchase of premises and equipment	(2,124)	(3,458)	(2,821)
Proceeds from sale of premises and equipment	—	923	395
Capital improvements to REO	—	(30)	(11)
Proceeds from sale of REO	1,047	3,883	3,277
Acquisition of United Financial of North Carolina, Inc.	—	(225)	(200)
Acquisition of TriSummit Bancorp, Inc., net of cash received	—	—	(10,585)
Net cash used in investing activities	(150,489)	(134,017)	(106,756)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	June 30,
	2019	2018	2017
Financing Activities:
Net increase (decrease) in deposits	131,004	147,802	(34,479)
Net increase (decrease) in borrowings	45,000	(61,500)	158,031
Common stock repurchased	(30,638)	—	—
Cash dividends paid	(3,176)	—	—
Retired stock	(205)	(494)	(569)
Stock options exercised	1,173	651	3,068
Decrease in capital lease obligations	(34)	(23)	(21)
Net cash provided by financing activities	143,124	86,436	126,030
Net Increase (Decrease) in Cash and Cash Equivalents	297	(16,239)	34,389
Cash and Cash Equivalents at Beginning of Period	70,746	86,985	52,596
Cash and Cash Equivalents at End of Period	$71,043	$70,746	$86,985

	June 30,
	2019	2018	2017
Supplemental Disclosures:
Cash paid during the period for:
Interest	$28,997	$15,716	$7,980
Income taxes	1,549	887	383
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	2,331	(1,871)	(2,070)
Transfers of loans to REO	731	1,346	2,417
Retained portion of loans sold to the U.S. Small Business Administration ("SBA")	15,607	4,415	—
Transfers of loans to held for sale from loans held for investment	5,794	—	—
Business Combinations:
Assets acquired	—	—	364,504
Liabilities assumed	—	—	328,378
Net assets acquired	—	—	36,126
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
Principles of Consolidation and Subsidiary Activities
The accompanying consolidated financial statements include the accounts of HomeTrust, the Bank, and its wholly-owned subsidiary, Western North Carolina Service Corporation (“WNCSC”) at or for the years ended June 30, 2019, 2018, and 2017. WNCSC owns office buildings in Asheville, North Carolina that are leased to the Bank. All intercompany items have been eliminated.
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
Commercial Paper
Commercial paper includes highly liquid short-term debt of investment graded corporations with maturities less than 270 days. These instruments are typically purchased at a discount based on prevailing interest rates and do not exceed $15.0 million per issuer.
Debt Securities
The Company classifies debt securities as trading, available for sale, or held to maturity.
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
Equipment finance is primarily made up of commercial finance agreements and commercial loans and leases provided by our new Equipment Finance line of business, and primarily for transportation, construction, and manufacturing equipment. The loans have terms on average of five years or less and are secured by the financed equipment.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Loans Held for Sale
Residential mortgages held for sale are valued at the lower of cost or fair value as determined by outstanding commitments from investors on a “best efforts” basis or current investor yield requirements, calculated on the aggregate loan basis.
Beginning in fiscal year 2018, the Company began providing loans guaranteed by the SBA for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. SBA loans are classified as held for sale and are carried at the lower of cost or fair value. The guaranteed portion of the loan is sold and the servicing rights are retained. At the time of the sale, an asset is recorded for the value of the servicing rights and is amortized over the remaining life of the loan on the effective interest method. The servicing asset is included in other assets and the corresponding servicing fees are recorded in noninterest income. A gain is recorded for any premium received in excess of the carrying value of the net assets transferred in the sale and is also included in noninterest income. The portion of SBA loans that are retained are adjusted to fair value and reclassified as a loan held to maturity. The net value of the retained loans is included in the appropriate loan classification for disclosure purposes.
Beginning in fiscal year 2019, the Company began originating HELOCs through a third party. These loans are originated in various states outside the Company's geographic footprint, but are underwritten to the Company's underwriting guidelines. The loans are held for sale by the Company over a 90 to 180 day period and are serviced by the third party. The loans are marketed by the third party to investors in pools and once sold the Company recognizes a gain on the sale.
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
Loan Charge-offs
The Company charges off loan balances, in whole or in part to net realizable value or fair value less costs to sell, when available, verifiable, and documentable information confirms that specific loans, or portions of specific loans, are uncollectible or unrecoverable. For unsecured loans, losses are confirmed when it can be determined that the borrower, or any guarantors, are unwilling or unable to pay the amounts as agreed. When the borrower, or any guarantor, is unwilling or unable to pay the amounts as agreed on a loan secured by collateral and any recovery will be realized upon the sale of the collateral, the loan is deemed to be collateral dependent. Repayments or recoveries for collateral dependent loans are directly affected by the value of the collateral at liquidation. As such, loan repayment can be affected by factors that influence the amount recoverable, the timing of the recovery, or a combination of the two. Such factors include economic conditions that affect the markets in which the loan or its collateral is sold, bankruptcy, repossession and foreclosure laws, and consumer banking regulations. Losses are also confirmed when the loan, or a portion of the loan, is classified as loss resulting from loan reviews conducted by the Company or its bank regulatory examiners.
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
Charge-offs of loans in the retail consumer loan segment are generally confirmed and recognized in a manner similar to charge-offs of loans in the commercial loan segment. Secured retail consumer loans that are identified as uncollectible and are deemed to be collateral dependent are confirmed as loss to the extent the net realizable value of the collateral is insufficient to recover the loan balance. Consumer loans not secured by real estate that become 90 days past due are charged off to the extent that the fair value of any collateral, less estimated costs to sell the collateral, is insufficient to recover the loan balance. Consumer loans secured by real estate that become 120 days past due are charged off to the extent that the fair value of the real estate securing the loan, less estimated costs to sell the collateral, is insufficient to recover the loan balance. Loans to borrowers in bankruptcy are subject to modification by the bankruptcy court and are charged off to the extent that the fair value of any collateral securing the loan, less estimated costs to sell the collateral, is insufficient to recover the loan balance, unless the Company expects repayment is likely to occur. Such loans are charged off within 60 days of the receipt of notification from a bankruptcy court or when the loans become 120 days past due, whichever is shorter.
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
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. Leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Maintenance and repair costs are expensed as incurred. Capitalized leases are amortized using the same methods as premises and equipment over the estimated useful lives or lease terms, whichever is less. Obligations under capital leases are amortized using the interest method to allocate payments between principal reduction and interest expense.
Other Investments, at cost
As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank of Richmond ("Federal Reserve Bank" or "FRB"). These investments are carried at cost due to the redemption provisions of these entities and the restricted nature of the securities. Small Business Investment Companies ("SBIC") are considered equity securities without a readily determinable fair value. Prior to the adoption of ASU 2016-01 in the first quarter of fiscal 2019, SBICs were maintained in other assets. Beginning July 1, 2018, the SBIC investments are accounted for at cost less impairment, plus or minus changes resulting from observable price changes. Management reviews for impairment based on the ultimate recoverability of the cost basis of these investments.

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
Core Deposit Intangibles
Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in business combinations. These core deposit premiums are amortized using an accelerated method over the estimated useful lives of the related deposits typically between five and ten years. The estimated useful lives are periodically reviewed for reasonableness.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence. See Note 13 for additional information.
The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of June 30, 2019 and 2018, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2015.
Employee Benefit Plans
The HomeTrust Bank KSOP Plan ("KSOP") is comprised of two components, the 401(k) Plan and the ESOP. The KSOP benefits employees with at least 1000 hours of service during a 12-month period and who have attained age 21.
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
Under the ESOP, the amount of the Bank's annual contribution is discretionary, however it must be sufficient to pay the annual loan payment to the Company. Shares released are allocated to each eligible participant based on the ratio of each participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. Forfeited shares are reallocated among other participants in the Plan. At the discretion of the Bank, cash dividends, when paid on allocated shares, are distributed to participants’ accounts, paid in cash to the participants, or used to repay the principal and interest on the ESOP loan used to acquire Company stock on which dividends were paid. Cash dividends on unallocated shares are used to repay the outstanding debt of the ESOP. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to the Company over a 20-year period. Unearned ESOP shares are shown as a reduction of stockholders’ equity. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital. The Company recognizes a tax deduction equal to the cost of the shares released. Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

See Note 14 for additional information.
Equity Incentive Plan
The Company issues restricted stock, restricted stock units, and stock options under the HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”) to key officers and outside directors. In accordance with the requirements of the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period. The Company accounts for forfeitures as they occur.
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
Net income is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings, or absorb losses. See Note 16 for further discussion on the Company’s earnings per share.
Recent Accounting Pronouncements
In August 2015, the FASB issued Accounting Standard Update ("ASU") No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”, which defers the effective date of ASU No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. The Company adopted this ASU on July 1, 2018. The adoption did not have a material effect on the Company's Consolidated Financial Statements. However, additional disclosures required by this ASU have been included in “Note 22 - Revenue” to the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU amends the guidance in GAAP on the classification and measurement of financial instruments. The ASU includes the following changes: i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (iv) allows an equity investment that does not have readily determinable fair values, to be measured at cost minus impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (v) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements; and (vii) clarifies that a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with the organization’s other deferred tax assets. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company adopted this ASU on July 1, 2018. The adoption did not have a material effect on the Company's Consolidated Financial Statements. The disclosures to the Company’s consolidated financial statements have been updated appropriately using the exit price notion in “Note 21 - Fair Value of Financial Instruments."
In February 2016, the FASB issued ASU 2016-02, "Leases (ASC 842)." The guidance in this ASU requires most leases to be recognized on the balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases" and ASU 2018-11 "Leases (Topic 842): Targeted Improvements." ASU 2018-10 made 16 narrow-scope amendments to ASC 842. The amendments in ASU 2018-11 are intended to provide entities with relief from the costs of implementing certain aspects of the the new lease accounting standard. Specifically, an entity can elect not to recast the comparative periods presented when transitioning to ASC 842 and provides a lessor with the option to not separate lease and nonlease components when certain conditions are met. This ASU also provides a new transition method in addition to the existing transition method contained in ASU No. 2016-02 to allow entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. These amendments have the same effective date as ASU 2016-02. The effect of the adoption of these ASUs will depend on leases at time of adoption. We expect to report between $4.0 million and $6.0 million higher assets and liabilities on our Consolidated Balance Sheets as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in our Consolidated Balance Sheets. We do not expect the guidance to have a material impact on the Consolidated Statements of Income or the Consolidated Statements of Changes in Stockholders' Equity.
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
In March 2017, FASB issued ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The ASU requires entities to amortize the premium on certain purchased callable debt securities to the earliest call date, which more closely aligns the amortization period of premiums and discounts to expectations incorporated in the market prices. Entities no longer recognize a loss in earnings upon the debtor's exercise of a call on a purchased debt security held at a premium. The ASU does not require any accounting change for debt securities held at a discount, therefore the discount will continue to be amortized as an adjustment of yield over the contractual life of the investment. The Company adopted this ASU on January 1, 2019. The adoption did not have a material effect on the Company's Consolidated Financial Statements.
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
In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses." This update clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The effective date and transition requirements for this ASU are the same as ASU 2016-13. The adoption of ASU No. 2018-19 is not expected to have a material impact on the Company's Consolidated Financial Statements.
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
In March 2019, the FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements." The amendments in this update include the following items: i) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; ii) requiring cash received from lessors from sales-type and direct financing leases to be presented in the cash flow statement within investing activities; and iii) clarifying interim disclosure requirements. The effective date and transition requirements for the first and second items of this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 and early adoption is permitted. The effective date and transition requirements for the third item of this ASU is the same as ASU 2016-02. The adoption of ASU No. 2019-01 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." The amendments in this update are part of the FASB's ongoing project to improve codification and correcting unintended application. The items within this ASU are not expected to have significant effect on current accounting practice. The effective date and transition requirements for the amendments to Financial Instruments (ASU 2016-01) are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 and early adoption is permitted. The effective date and transition requirements for the amendments to Financial Instruments-Credit Losses (ASU 2016-13) are the same as ASU 2016-13 noted above. The effective date and transition requirements for the amendments to Derivatives and Hedging (ASU 2017-12) are the same as ASU 2017-12 noted above.The adoption of ASU No. 2019-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In May 2019, the FASB issued ASU 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief." The amendments in this update allow companies to irrevocably elect, upon the adoption of ASU 2016-13, the fair value option for financial instruments that i) were previously recorded at amortized cost and ii) are within the scope of the credit losses guidance in ASC 326-20, iii) are eligible for the fair value option under ASC 825-10, and iv) are not held-to-maturity debt securities. The effective date and transition requirements for this ASU is

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

the same as ASU 2016-13. The adoption of ASU No. 2019-05 is not expected to have a material impact on the Company's Consolidated Financial Statements.
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

The total consideration paid by the Bank in the United Financial acquisition was $425. Per the merger agreement, a cash payment of $200 was paid on the acquisition date with an additional $225 paid in the third quarter of fiscal 2018; all of which was allocated to goodwill.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the performing loans receivable purchased from TriSummit at January 1, 2017, the acquisition date:

Contractually required principal payments receivable	$255,852
Adjustment for credit, interest rate, and liquidity	5,489
Balance of purchased loans receivable	$250,363
The following table presents the PCI loans acquired from TriSummit at January 1, 2017, the acquisition date:

Contractually required principal and interest payments receivable	$11,474
Amounts not expected to be collected - nonaccretable difference	2,490
Estimated payments expected to be received	8,984
Accretable yield	1,288
Fair value of PCI loans	$7,696
3. Debt Securities
Securities available for sale consist of the following at the dates indicated:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$15,099	$122	$(11)	$15,210
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	74,778	586	(184)	75,180
Municipal Bonds	24,896	423	(7)	25,312
Corporate Bonds	6,061	43	(20)	6,084
Total	$120,834	$1,174	$(222)	$121,786

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$48,025	$1	$(484)	$47,542
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	71,949	88	(1,438)	70,599
Municipal Bonds	30,865	127	(226)	30,766
Corporate Bonds	6,166	25	(168)	6,023
Equity Securities	63	—		$63
Total	$157,068	$241	$(2,316)	$154,993
Debt securities available for sale by contractual maturity at the dates indicated are shown below. Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	June 30, 2019
	Amortized Cost	Estimated Fair Value
Due within one year	$5,350	$5,359
Due after one year through five years	30,526	30,784
Due after five years through ten years	5,538	5,798
Due after ten years	4,642	4,665
Mortgage-backed securities	74,778	75,180
Total	$120,834	$121,786

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	June 30, 2018
	Amortized Cost	Estimated Fair Value
Due within one year	$28,728	$28,573
Due after one year through five years	41,273	40,663
Due after five years through ten years	5,749	5,829
Due after ten years	9,306	9,266
Mortgage-backed securities	71,949	70,599
Total	$157,005	$154,930
Gross proceeds and gross realized gains and losses from sales of securities recognized in net income follow:

	June 30,
	2019	2018	2017
Gross proceeds from sales of securities	$—	$—	$19,279
Gross realized gains from sales of securities	—	—	70
Gross realized losses from sales of securities	—	—	(48)
Securities available for sale with amortized costs totaling $94,337 and $136,914 and market values of $94,876 and $135,313 at June 30, 2019 and June 30, 2018, respectively, were pledged as collateral to secure various public deposits and borrowings.
The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2019 and June 30, 2018 were as follows:

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$—	$—	$6,988	$(11)	$6,988	$(11)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	1,144	(3)	24,242	(181)	25,386	(184)
Municipal Bonds	—	—	4,895	(7)	4,895	(7)
Corporate Bonds	393	(5)	3,630	(15)	4,023	(20)
Total	$1,537	$(8)	$39,755	$(214)	$41,292	$(222)

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$10,962	$(93)	$35,605	$(391)	$46,567	$(484)
Residential Mortgage-backed Securities of U.S. Government Agencies and Government-Sponsored Enterprises	39,238	(827)	21,297	(611)	60,535	(1,438)
Municipal Bonds	19,795	(208)	1,446	(18)	21,241	(226)
Corporate Bonds	$—	$—	$3,566	$(168)	$3,566	$(168)
Total	$69,995	$(1,128)	$61,914	$(1,188)	$131,909	$(2,316)
The total number of securities with unrealized losses at June 30, 2019, and June 30, 2018 were 100 and 218, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates. The Company had no other than temporary impairment losses during the years ended June 2019, 2018 or 2017.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

4.	Other Investments
Other investments, at cost consist of the following at the dates indicated:

	June 30, 2019	June 30, 2018
FHLB of Atlanta stock	$31,969	$29,907
FRB stock	7,335	7,307
Small Business Investment Companies ("SBIC") investments	6,074	4,717
Total	$45,378	$41,931
As a requirement for membership, the Bank invests in the stock of both the FHLB of Atlanta and the FRB. No ready market exists for these securities so carrying value approximates their fair value based on the redemption provisions of the FHLB of Atlanta and the FRB, respectively. SBIC investments are equity securities without a readily determinable fair value. Prior to the adoption of ASU 2016-01, SBIC investments were maintained in other assets.
5. Loans
Loans consist of the following at the dates indicated:

	June 30, 2019	June 30, 2018
Retail consumer loans:
One-to-four family	$660,591	$664,289
HELOCs - originated	131,095	137,564
HELOCs - purchased	116,972	166,276
Construction and land/lots	80,602	65,601
Indirect auto finance	153,448	173,095
Consumer	19,756	12,379
Total retail consumer loans	1,162,464	1,219,204
Commercial loans:
Commercial real estate	927,261	857,315
Construction and development	210,916	192,102
Commercial and industrial	160,471	135,336
Equipment finance	132,058	13,487
Municipal leases	112,016	109,172
Total commercial loans	1,542,722	1,307,412
Total loans	2,705,186	2,526,616
Deferred loan costs (fees), net	4	(764)
Total loans, net of deferred loan fees	2,705,190	2,525,852
Allowance for loan and lease losses	(21,429)	(21,060)
Net loans	$2,683,761	$2,504,792
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, and FHLB Stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers and directors and their associates during the ordinary course of business. The aggregate amount of loans to related parties totaled approximately $1,800 and $409 at June 30, 2019 and 2018, respectively. In relation to these loans are unfunded commitments that totaled approximately $118 and $287 at June 30, 2019 and 2018, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2019
Retail consumer loans:
One-to-four family	$644,159	$2,089	$8,072	$384	$19	$654,723
HELOCs - originated	129,775	111	976	—	8	130,870
HELOCs - purchased	116,306	—	666	—	—	116,972
Construction and land/lots	79,995	71	164	—	—	80,230
Indirect auto finance	152,393	13	1,042		—	153,448
Consumer	18,601	656	491	3	5	19,756
Commercial loans:
Commercial real estate	901,214	8,066	10,306	—	—	919,586
Construction and development	207,827	790	1,357	1	—	209,975
Commercial and industrial	157,325	877	600	—	—	158,802
Equipment finance	131,674	—	384	—	—	132,058
Municipal leases	111,721	295	—	—	—	112,016
Total loans	$2,650,990	$12,968	$24,058	$388	$32	$2,688,436

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2018
Retail consumer loans:
One-to-four family	$643,077	$3,576	$10,059	$746	$14	$657,472
HELOCs - originated	135,336	113	1,735	150	6	137,340
HELOCs - purchased	166,089	—	187	—	—	166,276
Construction and land/lots	64,823	23	257	54	—	65,157
Indirect auto finance	172,675	—	420	—	—	173,095
Consumer	11,723	85	558	2	11	12,379
Commercial loans:
Commercial real estate	835,485	5,804	6,787	—	—	848,076
Construction and development	187,187	621	2,067	—	—	189,875
Commercial and industrial	131,690	1,279	414	—	—	133,383
Equipment finance	13,487	—	—	—	—	13,487
Municipal leases	108,864	308	—	—	—	109,172
Total loans	$2,470,436	$11,809	$22,484	$952	$31	$2,505,712
The Company’s total PCI loans by segment, class, and risk grade at the dates indicated follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2019
Retail consumer loans:
One-to-four family	$4,124	$248	$1,496	$—	$—	$5,868
HELOCs - originated	225	—	—	—	—	225
Construction and land/lots	142	—	230	—	—	372
Commercial loans:
Commercial real estate	4,503	1,903	1,300	—	—	7,706
Construction and development	453	—	488	—	—	941
Commercial and industrial	1,666	—	—	—	3	1,669
Total loans	$11,113	$2,151	$3,514	$—	$3	$16,781

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2018
Retail consumer loans:
One-to-four family	$4,620	$388	$1,809	$—	$—	$6,817
HELOCs - originated	224	—	—	—	—	224
Construction and land/lots	444	—	—	—	—	444
Commercial loans:
Commercial real estate	4,718	2,162	2,359	—	—	9,239
Construction and development	547	—	1,680	—	—	2,227
Commercial and industrial	1,894	—	59	—	—	1,953
Total loans	$12,447	$2,550	$5,907	$—	$—	$20,904
The Company’s total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2019
Retail consumer loans:
One-to-four family	$1,615	$1,389	$3,004	$657,587	$660,591
HELOCs - originated	226	208	434	130,661	131,095
HELOCs - purchased	—	485	485	116,487	116,972
Construction and land/lots	138	6	144	80,458	80,602
Indirect auto finance	459	237	696	152,752	153,448
Consumer	6	31	37	19,719	19,756
Commercial loans:
Commercial real estate	2,279	516	2,795	924,466	927,261
Construction and development	—	1,133	1,133	209,783	210,916
Commercial and industrial	207	99	306	160,165	160,471
Equipment finance	649	384	1,033	131,025	132,058
Municipal leases	—	—	—	112,016	112,016
Total loans	$5,579	$4,488	$10,067	$2,695,119	$2,705,186

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2018
Retail consumer loans:
One-to-four family	$3,001	$1,756	$4,757	$659,532	$664,289
HELOCs - originated	98	268	366	137,198	137,564
HELOCs - purchased	—	—	—	166,276	166,276
Construction and land/lots	44	54	98	65,503	65,601
Indirect auto finance	335	127	462	172,633	173,095
Consumer	238	39	277	12,102	12,379
Commercial loans:
Commercial real estate	169	1,412	1,581	855,734	857,315
Construction and development	260	1,928	2,188	189,914	192,102
Commercial and industrial	15	69	84	135,252	135,336
Equipment finance	—	—	—	13,487	13,487
Municipal leases	—	—	—	109,172	109,172
Total loans	$4,160	$5,653	$9,813	$2,516,803	$2,526,616

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s recorded investment in loans, by segment and class that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follow:

	June 30, 2019		June 30, 2018
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$3,223	$—	$4,308	$—
HELOCs - originated	348	—	656	—
HELOCs - purchased	666	—	187	—
Construction and land/lots	6	—	165	—
Indirect auto finance	463	—	255	—
Consumer	45	—	321	—
Commercial loans:
Commercial real estate	3,559	—	2,863	—
Construction and development	1,357	—	2,045	—
Commercial and industrial	307	—	114	—
Equipment finance	384	—	—	—
Municipal leases	—	—	—	—
Total loans	$10,358	$—	$10,914	$—
PCI loans totaling $1,344 at June 30, 2019 and $3,353 at June 30, 2018 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
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
The Company’s loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follows:

	June 30, 2019	June 30, 2018
Performing TDRs	$23,116	$21,251
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	June 30, 2019
	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$483	$7,527	$13,050	$21,060
Provision for (recovery of) loan losses	(282)	(1,244)	7,226	5,700
Charge-offs	—	(1,136)	(6,273)	(7,409)
Recoveries	—	1,272	806	2,078
Balance at end of period	$201	$6,419	$14,809	$21,429

	June 30, 2018
	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$727	$8,585	$11,839	$21,151
Provision for (recovery of) loan losses	228	(906)	678	—
Charge-offs	(472)	(1,142)	(1,033)	(2,647)
Recoveries	—	990	1,566	2,556
Balance at end of period	$483	$7,527	$13,050	$21,060

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	June 30, 2017
	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$361	$11,549	$9,382	$21,292
Provision for (recovery of) loan losses	366	(2,829)	2,463	—
Charge-offs	—	(1,219)	(1,331)	(2,550)
Recoveries	—	1,084	1,325	2,409
Balance at end of period	$727	$8,585	$11,839	$21,151
The Company’s ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans Collectively Evaluated	Total	PCI	Loans individually evaluated for impairment	Loans Collectively Evaluated	Total
June 30, 2019
Retail consumer loans:
One-to-four family	$62	$74	$2,375	$2,511	$5,868	$5,318	$649,405	$660,591
HELOCs - originated	—	7	1,023	1,030	225	7	130,863	131,095
HELOCs - purchased	—	—	518	518	—	—	116,972	116,972
Construction and land/lots	—	—	1,265	1,265	372	323	79,907	80,602
Indirect auto finance	—	—	927	927	—	—	153,448	153,448
Consumer	—	4	226	230	—	4	19,752	19,756
Commercial loans:
Commercial real estate	118	28	7,890	8,036	7,706	8,692	910,863	927,261
Construction and development	4	5	3,187	3,196	941	1,397	208,578	210,916
Commercial and industrial	17	2	1,957	1,976	1,669	2	158,800	160,471
Equipment finance	—	—	1,305	1,305	—	—	132,058	132,058
Municipal leases	—	—	435	435	—	—	112,016	112,016
Total	$201	$120	$21,108	$21,429	$16,781	$15,743	$2,672,662	$2,705,186
June 30, 2018
Retail consumer loans:
One-to-four family	$98	$125	$3,137	$3,360	$6,817	$7,104	$650,368	$664,289
HELOCs - originated	—	6	1,117	1,123	224	452	136,888	137,564
HELOCs - purchased	—	—	795	795	—	—	166,276	166,276
Construction and land/lots	—	19	1,134	1,153	444	583	64,574	65,601
Indirect auto finance	—	—	1,126	1,126	—	—	173,095	173,095
Consumer	—	11	57	68	—	11	12,368	12,379
Commercial loans:
Commercial real estate	138	28	8,029	8,195	9,239	3,511	844,565	857,315
Construction and development	229	8	3,109	3,346	2,227	2,223	187,652	192,102
Commercial and industrial	18	—	1,458	1,476	1,953	—	133,383	135,336
Equipment finance	—	—	—	—	—	—	13,487	13,487
Municipal leases	—	—	418	418	—	—	109,172	109,172
Total	$483	$197	$20,380	$21,060	$20,904	$13,884	$2,491,828	$2,526,616
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
The Company’s impaired loans and the related allowance, by segment and class, excluding PCI loans, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment			Related Recorded Allowance
		With a Recorded Allowance	With No Recorded Allowance	Total
June 30, 2019
Retail consumer loans:
One-to-four family	$18,302	$12,461	$3,152	$15,613	$472
HELOCs - originated	1,262	564	130	694	9
HELOCs - purchased	666	—	666	666	—
Construction and land/lots	1,917	957	323	1,280	26
Indirect auto finance	601	353	137	490	2
Consumer	1,527	7	1,130	1,137	43
Commercial loans:
Commercial real estate	10,127	6,434	3,404	9,838	36
Construction and development	2,574	940	791	1,731	7
Commercial and industrial	10,173	354	768	1,122	6
Equipment finance	462	—	384	384	—
Total impaired loans	$47,611	$22,070	$10,885	$32,955	$601
June 30, 2018
Retail consumer loans:
One-to-four family	$23,295	$16,035	$4,140	$20,175	$554
HELOCs - originated	2,544	1,017	737	1,754	9
HELOCs - purchased	187	—	187	187	—
Construction and land/lots	2,348	1,098	446	1,544	53
Indirect auto finance	395	122	133	255	1
Consumer	501	12	46	58	11
Commercial loans:
Commercial real estate	5,343	2,862	2,246	5,108	42
Construction and development	3,166	828	1,217	2,045	14
Commercial and industrial	4,898	235	—	235	3
Total impaired loans	$42,677	$22,209	$9,152	$31,361	$687
The table above includes $17,212 and $17,477 of impaired loans that were not individually evaluated at June 30, 2019 and June 30, 2018, respectively, because these loans did not meet the Company’s threshold for individual impairment evaluation. The recorded allowance above includes $481 and $490 related to these loans that were not individually evaluated at June 30, 2019 and June 30, 2018, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s average recorded investment and interest income recognized on impaired loans as of the dates indicated follows:

	Year Ended
	June 30, 2019		June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$17,319	$950	$23,257	$1,170	$25,256	$1,147
HELOCs - originated	1,005	63	2,304	104	2,548	152
HELOCs - purchased	320	13	189	15	48	12
Construction and land/lots	1,441	94	1,575	109	1,734	139
Indirect auto finance	373	29	256	23	106	2
Consumer	1,328	67	43	17	35	20
Commercial loans:
Commercial real estate	5,026	466	6,496	209	7,771	272
Construction and development	1,779	65	2,703	56	2,450	58
Commercial and industrial	315	249	1,205	60	2,737	125
Equipment finance	192	37	—	—	—	—
Municipal leases	—	—	75	—	406	18
Total loans	$29,098	$2,033	$38,103	$1,763	$43,091	$1,945
A summary of changes in the accretable yield for PCI loans for the periods indicated follows:

	Year Ended June 30, 2019	Year Ended June 30, 2018
Accretable yield, beginning of period	$5,734	$7,080
Reclass from nonaccretable yield (1)	576	513
Other changes, net (2)	1,018	393
Interest income	(2,069)	(2,252)
Accretable yield, end of period	$5,259	$5,734
______________________________

(1)	Represents changes attributable to expected losses assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.
The following table presents carrying values and unpaid principal balances for PCI loans at the dates indicated below:

	June 30, 2019	June 30, 2018
Carrying value of PCI loans	$16,750	$20,904
Unpaid principal balance of PCI loans	$20,141	$25,746

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents a breakdown of the types of concessions made on TDRs by loan class for the periods indicated below:

	Year Ended June 30, 2019			Year Ended June 30, 2018			Year Ended June 30, 2017
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	1	$85	$84	—	$—	$—	3	$288	$285
Construction and land/lots	—	—	—	—	—	—	2	80	79
Commercial:
Total	1	$85	$84	—	$—	$—	5	$368	$364
Extended payment terms:
Retail consumer:
One-to-four family	1	$34	$34	4	$514	$502	5	$186	$179
HELOCs - originated	—	—	—	—	—	—	1	37	37
Construction and land/lots	—	—	—	1	36	32	1	280	264
Consumer	2	34	33	—	—	—	2	11	11
Commercial:
Construction and development	—	—	—	—	—	—	1	439	439
Commercial and industrial	—	—	—	—	—	$—	2	52	$50
Total	3	$68	$67	5	$550	$534	12	$1,005	$980
Other TDRs:
Retail consumer:
One-to-four family	18	$1,452	$1,433	25	$3,646	$3,747	13	$525	$517
HELOCs - originated	—	—	—	—	—	—	2	33	31
Construction and land/lots	1	29	28	—	—	—	4	404	318
Indirect auto finance	1	33	26	—	—	—	—	—	—
Consumer	1	2	2	1	2	2	—	—	—
Commercial:
Commercial real estate	3	5,440	5,427	—	—	—	3	2,349	2,035
Construction and development	1	182	182	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	2	231	227
Total	25	$7,138	$7,098	26	$3,648	$3,749	24	$3,542	$3,128
Total	29	$7,291	$7,249	31	$4,198	$4,283	41	$4,915	$4,472

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the periods indicated below:

	Year Ended June 30, 2019		Year Ended June 30, 2018		Year Ended June 30, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
One-to-four family	1	$72	5	$277	2	$27
Construction and land/lots	—	—	—	—	1	19
Consumer	1	2	—	—	—	—
Total Other TDRs	2	$74	5	$277	3	$46
Total	2	$74	5	$277	3	$46
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
6. Premises and Equipment
Premises and equipment as of the dates indicated consist of the following:

	June 30,
	2019	2018
Land	$19,730	$19,934
Land held under capital lease	2,052	2,052
Office buildings	58,952	57,873
Furniture, fixtures and equipment	15,918	15,582
Total	96,652	95,441
Less accumulated depreciation	(35,601)	(32,904)
Premises and equipment, net	$61,051	$62,537

7. Accrued Interest Receivable
Accrued interest receivable as of the dates indicated consists of the following:

	June 30,
	2019	2018
Loans	$9,433	$8,164
Securities available for sale	690	776
Other	410	404
Total	$10,533	$9,344

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

8. Real Estate Owned
The activity within REO for the periods shown is as follows:

	Year Ended
	June 30,
	2019	2018
Balance at beginning of period	$3,684	$6,318
Transfers from loans	731	1,346
Sales, net of gain/loss	(1,191)	(3,471)
Writedowns	(295)	(539)
Capital improvements	—	30
Balance at end of period	$2,929	$3,684
At June 30, 2019 and 2018, the Bank had $1,018 and $998, respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $243 and $395 for June 30, 2019 and 2018, respectively.
9. Goodwill and Core Deposit Intangibles
The carrying amount of the Company's goodwill was $25,638 as of June 30, 2019 and 2018.
Amortization expense related to core deposit intangibles was $2,029, $2,645, and $2,823 for the years ended June 30, 2019, 2018, and 2017, respectively.
As of June 30, 2019, estimated amortization expense for each of the next five years is as follows:

2020	$1,414
2021	741
2022	251
2023	90
2024	3
Total	$2,499
10. Deposit Accounts
Deposit accounts at the dates indicated consist of the following:

			Weighted Average Interest Rates
	June 30,		June 30,
	2019	2018	2019	2018
Noninterest-bearing accounts	$294,322	$317,822	—%	—%
NOW accounts	452,295	471,364	0.15%	0.11%
Money market accounts	691,172	677,665	0.89%	0.48%
Savings accounts	177,278	213,250	0.12%	0.13%
Certificates of deposit	712,190	516,152	1.99%	1.01%
Total	$2,327,257	$2,196,253	0.91%	0.42%
Deposits received from executive officers and directors and their associates totaled approximately $4,448 and $5,692 at June 30, 2019 and 2018, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

As of June 30, 2019, maturities of certificates of deposit are as follows:

2020	$515,519
2021	114,927
2022	52,905
2023	17,868
2024	10,971
Thereafter	—
Total	$712,190
Certificates of deposit with balances of $250 or greater totaled $93,654 and $70,553 at June 30, 2019 and 2018, respectively. Generally, deposit amounts in excess of $250 are not federally insured.
Interest expense on deposits at the dates indicated consists of the following:

	June 30,
	2019	2018	2017
NOW accounts	$1,251	$970	$772
Money market accounts	5,102	2,442	1,405
Savings accounts	245	295	308
Certificates of deposit	9,159	3,051	2,103
Total	$15,757	$6,758	$4,588
11. Borrowings
Borrowings consist of the following at the dates indicated:

	June 30,
	2019		2018
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$680,000	2.10%	$635,000	1.95%
The scheduled maturity dates, call dates, and related interest rates on FHLB advances at June 30, 2019:

Maturity Date	Interest Rate	Call Date	Outstanding Amount
7/1/2019	2.47%	—	$15,000
7/8/2019	2.40%	—	45,000
7/8/2019	2.44%	—	135,000
7/10/2019	2.40%	—	10,000
7/10/2019	2.42%	—	40,000
7/15/2019	2.33%	—	130,000
7/29/2019	2.33%	—	5,000
9/20/2019	0.86%	9/20/2019	25,000
3/6/2028	1.72%	9/6/2019	100,000
3/22/2028	1.82%	9/23/2019	50,000
6/5/2028	1.87%	9/5/2019	50,000
9/13/2028	1.76%	9/13/2019	25,000
11/24/2028	2.07%	11/26/2019	25,000
11/24/2028	1.79%	8/26/2019	25,000
			$680,000

All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, FHLB stock, and certain investment securities were pledged as collateral to secure the FHLB advances.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

At June 30, 2019 and 2018, the Company had the ability to borrow $89,499 and $79,226, respectively, in additional FHLB advances. At June 30, 2019 and 2018, the Company had an unused line of credit with the FRB for $130,036 and $132,349, respectively. At June 30, 2019 and 2018, the Company had unused lines of credit with three unaffiliated banks for $70,000 and $60,000, respectively.
12. Leases
As Lessee
The Company leases certain real property under long-term operating lease agreements. Rent expense under operating leases was $1,847, $1,829, and $1,583 for the years ended June 30, 2019, 2018, and 2017, respectively.
The following schedule summarizes aggregate future minimum lease payments under these operating leases at June 30, 2019:

Fiscal year ending June 30:
2020	$1,660
2021	1,395
2022	1,296
2023	1,291
2022	643
Thereafter	1,076
Total of future minimum payments	$7,361
The Company currently leases land for one of its retail office locations under a capital lease. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected as capital lease obligations on the accompanying balance sheets, because the lease has been deemed to have a bargain purchase option. Included in premises and equipment at June 30, 2019 and June 30, 2018 is $2,052 as the capitalized cost of the leased land.
Aggregate future minimum lease payments due under this capital lease obligation as of June 30, 2019 are as follows:

Fiscal year ending June 30, 2019:
2020	$134
2021	134
2022	134
2023	134
2023	145
Thereafter	1,995
Total minimum lease payments	2,676
Less: amount representing interest	(796)
Present value of net minimum lease payments	$1,880
As Lessor
The Company's new Equipment Finance line of business first began in May 2018 and offers operating leases as a financing option. Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of noninterest expense. Leased assets totaled $10.0 million with a residual value of $5.8 million as of June 30, 2019. For the year ended June 30, 2019, total operating lease income totaled $936.
The following schedule summarizes aggregate future minimum lease payments to be received at June 30, 2019:

Fiscal year ending June 30:
2020	$2,066
2021	4,499
2022	3,011
2023	175
2022	244
Thereafter	—
Total of future minimum payments	$9,995

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

13. Income Taxes
Income tax expense as of the dates indicated consists of:

	June 30,
	2019	2018	2017
Current:
Federal	$755	$291	$191
State	690	324	54
Total current expense	1,445	615	245
Deferred:
Federal	5,404	7,909	4,561
State	267	625	386
Adjustment due to the Tax Cuts and Jobs Act (“Tax Act”)	(325)	17,587	—
Total deferred expense	5,346	26,121	4,947
Total income tax expense	$6,791	$26,736	$5,192
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences for the periods indicated:

	Year Ended June 30,
	2019		2018		2017
	$	Rate	$	Rate	$	Rate
Tax at federal income tax rate	$7,127	21%	$9,617	28%	$5,793	34%
Increase (decrease) resulting from:
Tax exempt income	(855)	(2)%	(1,075)	(3)%	(1,391)	(8)%
Nondeductible merger expenses	—	—%	—	—%	91	1%
Change in valuation allowance for deferred tax assets, allocated to income tax expense	(325)	(1)%	87	—%	(327)	(2)%
State tax, net of federal benefit	756	2%	688	2%	290	2%
Change in deferred tax assets due to the Tax Act	—	—%	17,587	50%	—	—%
Other	88	—%	(168)	(1)%	736	4%
Total	$6,791	20%	$26,736	76%	$5,192	31%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at June 30, 2019 and 2018 are presented below:

	June 30,
	2019	2018
Deferred tax assets:
Alternative minimum tax credit	$4,799	$4,920
Allowance for loan losses	4,685	4,637
Deferred compensation and post-retirement benefits	8,988	9,400
Accrued vacation and sick leave	18	18
Impairments on real estate owned	461	495
Other than temporary impairment on investments	2,232	2,254
Net operating loss carryforward	5,092	8,635
Discount from business combination	2,373	2,605
Unrealized loss on securities held for sale	—	477
Stock compensation plans	2,162	2,271
Other	1,140	1,562
Total gross deferred tax assets	31,950	37,274
Less valuation allowance	—	(325)
Deferred tax assets	31,950	36,949
Deferred tax (liabilities):
Depreciable basis of fixed assets	(1,089)	(566)
Deferred loan fees	(520)	(453)
FHLB stock, book basis in excess of tax	(89)	(89)
Unrealized gain on securities available for sale	(219)	—
Other	(3,510)	(3,276)
Total gross deferred tax liabilities	(5,427)	(4,384)
Net deferred tax assets	$26,523	$32,565
The enactment of the Tax Act and subsequent Internal Revenue Service guidelines reduced the statutory federal corporate income tax rate to 21% effective January 1, 2018, requiring the Company to revalue its DTA. The resulting $17.6 million in adjustments were reflected as an increase to the Company's income tax expense with an additional $325,000 in income tax expense during the fiscal year ended June 30, 2018 to establish a tax valuation allowance on our alternative minimum tax ("AMT") credits. In addition, our June 30, 2018 fiscal year end required the use of a blended federal income tax rate as prescribed by the Internal Revenue Code. The blended federal income tax rate of 27.5% was retroactively effective July 1, 2017 and was used for the entire fiscal year ended June 30, 2018.
The Company had federal net operating loss ("NOL") carry forwards of $24,248 and $40,780 as of June 30, 2019 and June 30, 2018, respectively, with a recorded tax benefit of $5,092 and $8,635 included in deferred tax assets. The majority of these NOLs will expire for federal tax purposes from 2024 through 2036.
The valuation allowance for deferred tax assets as of June 30, 2019 and 2018 was $0 and $325, respectively. The valuation allowance of $325 was reversed during the year ended June 30, 2019 based on clarifying guidance released by the Internal Revenue Service related to the treatment of AMT credits under the Tax Act. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management performed a robust evaluation of the Company’s deferred tax assets at June 30, 2019 and June 30, 2018. Management considered all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial performance in making this assessment. Based upon this evaluation, management believes there is more positive evidence than negative evidence and it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2019 and June 30, 2018. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if negative trends occur with credit quality and earnings during the carryforward period.
Retained earnings at June 30, 2019 and 2018 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2015.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

14. Employee Benefit Plans
The HomeTrust Bank KSOP Plan ("KSOP") is comprised of two components, the 401(k) Plan and the ESOP. The KSOP benefits employees with at least 1000 hours of service during a 12-month period and who have attained age 21. Under the 401(k), the Company matches employee contributions at 50% of employee deferrals up to 6% of each employee’s compensation. The Company may also make discretionary profit sharing contributions for the benefit of all eligible participants as long as total contributions do not exceed applicable limitations. Employees become fully vested in the Company’s contributions after six years of service. Under the ESOP, the amount of the Bank's annual contribution is discretionary, however it must be sufficient to pay the annual loan payment to the Company.
The Company’s expense for 401(k) contributions to this plan was $810, $737, and $450 for the years ended June 30, 2019, 2018, and 2017, respectively. The Company's expense related to the ESOP for the fiscal year ended June 30, 2019, 2018, and 2017 was $1,422, $1,367, and $1,186, respectively.
Shares held by the ESOP at the dates indicated include the following:

	June 30,
	2019	2018
Unallocated ESOP shares	687,700	740,600
Allocated ESOP shares	317,400	264,500
ESOP shares committed to be released	52,900	52,900
Total ESOP shares	1,058,000	1,058,000
Fair value of unallocated ESOP shares	$17,289	$20,848
Post-retirement health care benefits are provided to certain key officers under the Company’s Executive Medical Care Plan (“EMCP”). The EMCP is unfunded and is not qualified under the Internal Revenue Code ("IRC"). Plan expense for the years ended June 30, 2019, 2018, and 2017 was $210, $224, and $135, respectively. Total accrued expenses related to this plan included in other liabilities were $5,289 and $5,237, respectively, as of June 30, 2019 and 2018.
15. Deferred Compensation Agreements
The Company’s Director Emeritus Plans (“Plans”) provide certain benefits to Emeritus Directors for providing current advisory services to the Company. The Plans are unfunded and are not qualified under the IRC. Plan benefits vary by participant and are payable to a designated beneficiary in the event of death. The Company records an expense based on the present value of expected future benefits. Plan expenses for the years ended June 30, 2019, 2018, and 2017 were $410, $417, and $419, respectively. Total accrued expenses related to these plans included in other liabilities were $8,268 and $8,542, respectively, as of June 30, 2019 and 2018.
The Company has deferred compensation agreements with certain members of the Company’s Board of Directors. The future payments related to these agreements are to be funded with life insurance contracts which are payable to the Company in the event of the director’s death. For the years ended June 30, 2019, 2018, and 2017 deferred compensation expense was $28, $32, and $34, respectively.
The net cash surrender value of the related life insurance policies and deferred compensation liability as of the dates indicated are detailed below:

	June 30,
	2019	2018
Net cash surrender value of life insurance, related to deferred compensation	$7,413	$7,142
Deferred compensation liability, included in other liabilities	$956	$1,075
Long term deferred compensation and supplemental retirement plans are provided to certain key current and former officers. These plans are unfunded and are not qualified under the IRC. The benefits will vary by participant and are payable to a designated beneficiary in the event of death.  Plan expenses for the years ended June 30, 2019, 2018, and 2017 were $771, $519, and $1,253, respectively. Total accrued expenses related to these plans included in other liabilities were $19,499 and $20,257, as of June 30, 2019 and 2018, respectively.
In addition, the Company has a deferred compensation plan provided to certain officers and directors. The plan allows the participants to defer any of their annual compensation, including bonus payments, up to the maximum allowed for each participant. The plan is unfunded and is not qualified under the IRC. Plan expenses for the years ended June 30, 2019, 2018, and 2017 were $223, $205, and $197, respectively. The total deferred compensation plan payable included in other liabilities was $4,966 and $5,274, respectively as of June 30, 2019 and 2018.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

16. Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	June 30,
	2019	2018	2017
Numerator:
Net income	$27,146	$8,235	$11,847
Allocation of earnings to participating securities	(189)	(60)	(125)
Numerator for basic EPS - Net income available to common stockholders	$26,957	$8,175	$11,722
Effect of dilutive securities:
Dilutive effect to participating securities	7	2	4
Numerator for diluted EPS	$26,964	$8,177	$11,726
Denominator:
Weighted-average common shares outstanding - basic	17,692,493	18,028,854	17,379,487
Effect of dilutive shares	700,691	697,577	576,956
Weighted-average common shares outstanding - diluted	18,393,184	18,726,431	17,956,443
Net income per share - basic	$1.52	$0.45	$0.66
Net income per share - diluted	$1.46	$0.44	$0.65
There were 455,800 and 420,800 outstanding stock options that were anti-dilutive as of June 30, 2019 and 2018, respectively.
17. Equity Incentive Plan
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
Share based compensation expense related to stock options and restricted stock recognized for the fiscal year ended June 30, 2019, 2018, and 2017 was $1,601, $3,027, and $4,166, respectively, before the related tax benefit of $376, $908, and $1,541, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents stock option activity and related information:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2016	1,529,300	14.50	6.8	$6,117
Granted	60,500	24.95	—	—
Granted, TriSummit acquisition	86,185	23.82
Exercised	185,142	16.56	—	—
Forfeited	19,000	14.53	—	—
Expired	1,800	14.37	—	—
Options outstanding at June 30, 2017	1,470,043	$15.22	5.8	$13,533
Exercisable at June 30, 2017	1,033,943	$14.82
Granted	360,400	26.01	—	—
Exercised	44,200	14.72	—	—
Forfeited	24,700	14.43	—	—
Expired	43,273	23.82	—	—
Options outstanding at June 30, 2018	1,718,270	$17.29	5.9	$18,664
Exercisable at June 30, 2018	1,223,470	$14.51
Granted	40,500	27.51	—	—
Exercised	80,311	14.62	—	—
Forfeited	20,300	23.30	—	—
Expired	945	23.82	—	—
Options outstanding at June 30, 2019	1,657,214	$17.59	5.0	$12,909
Exercisable at June 30, 2019	1,279,614	$15.39	4.1	$12,549
Non-vested at June 30, 2019	377,600	$25.04	8.3	$360
The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Assumptions used for grants were as follows:

Assumptions in Estimating Option Values
	2019	2018
Weighted-average volatility	17.84%	17.69%
Expected dividend yield (1)	0.87%	—%
Risk-free interest rate	2.52%	2.67%
Expected life (years)	6.5	6.5
Weighted-average fair value of options granted	$5.88	$6.62
(1)    The Company began paying a cash dividend during the second quarter of fiscal 2019.
At June 30, 2019, the Company had $2,133 of unrecognized compensation expense related to 377,600 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.9 years at June 30, 2019. At June 30, 2018, the Company had $2,705 of unrecognized compensation expense related to 494,800 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.3 years at June 30, 2018. All unexercised options expire ten years after the grant date.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents restricted stock award activity and related information:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2016	248,750	$14.81	$4,602
Granted	47,500	24.70	—
Vested	104,620	14.58	—
Forfeited	6,000	15.07	—
Non-vested at June 30, 2017	185,630	$17.46	$3,419
Granted	55,200	25.89	—
Vested	100,820	15.14	—
Forfeited	6,600	14.37	—
Non-vested at June 30, 2018	133,410	$22.85	$3,755
Granted	34,000	27.51	—
Vested	39,310	21.64	—
Forfeited	4,300	19.08	—
Non-vested at June 30, 2019	123,800	$24.65	$2,258
The table above includes performance-based restrictive stock units totaling 10,375 which were granted during the year ended June 30, 2019. These stock units are scheduled to vest over 3.0 years assuming certain performance metrics are met.
At June 30, 2019, unrecognized compensation expense was $2,547 related to 123,800 shares of restricted stock originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.9 years at June 30, 2019. At June 30, 2018, unrecognized compensation expense was $2,570 related to 133,410 shares of restricted stock originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.1 years at June 30, 2018.
18. Commitments and Contingencies
Loan Commitments
Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At June 30, 2019 and June 30, 2018, respectively, loan commitments (excluding $181,477 and $209,726 of undisbursed portions of construction loans) totaled $93,432 and $49,949 of which $34,631 and $19,812 were variable rate commitments and $58,801 and $30,137 were fixed rate commitments. The fixed rate loans had interest rates ranging from 2.69% to 8.59% at June 30, 2019 and 2.10% to 6.15% at June 30, 2018, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $353,663 and $491,649 at June 30, 2019 and 2018, respectively. These amounts represent the Company’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to loans held for sale: rate lock commitments and forward loan sale commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, we enter into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these commitments was not material at June 30, 2019 or June 30, 2018.
The Company grants construction and permanent loans collateralized primarily by residential and commercial real estate to customers throughout its primary market area. In addition, the Company grants equipment financing throughout the eastern United States and municipal leases to customers throughout North and South Carolina. The Company’s loan portfolio can be affected by the general economic conditions within these market areas. Management believes that the Company has no significant concentration of credit in the loan portfolio.
Restrictions on Cash
The Bank is required by regulation to maintain a varying cash reserve balance with the Federal Reserve System. The daily average calculated cash reserve required as of June 30, 2019 and 2018 was $2,633, and $2,304, respectively, which was satisfied by vault cash and balances held at the Federal Reserve Bank.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Guarantees
Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of June 30, 2019 and 2018 were $9,460 and $8,227, respectively. There was no liability recorded for these letters of credit at June 30, 2019 or June 30, 2018.
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
19. Capital
At June 30, 2019, stockholder's equity totaled $408,896. HomeTrust Bancshares, Inc. is a bank holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the North Carolina Commissioner of Banks ("NCCOB") and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements.
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
At June 30, 2019, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at June 30, 2019 under applicable regulatory requirements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
As of June 30, 2019
Common Equity Tier I Capital (to Risk-weighted Assets)	$374,729	12.20%	$138,226	4.50%	$199,659	6.50%
Tier I Capital (to Total Adjusted Assets)	$374,729	10.89%	$137,649	4.00%	$172,062	5.00%
Tier I Capital (to Risk-weighted Assets)	$374,729	12.20%	$184,301	6.00%	$245,734	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$396,613	12.91%	$245,734	8.00%	$307,168	10.00%

As of June 30, 2018
Common Equity Tier I Capital (to Risk-weighted Assets)	$372,188	12.97%	$129,109	4.50%	$186,491	6.50%
Tier I Capital (to Total Adjusted Assets)	$372,188	11.45%	$130,032	4.00%	$162,539	5.00%
Tier I Capital (to Risk-weighted Assets)	$372,188	12.97%	$172,145	6.00%	$229,527	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$393,703	13.72%	$229,527	8.00%	$286,909	10.00%

HomeTrust Bank:
As of June 30, 2019
Common Equity Tier I Capital (to Risk-weighted Assets)	$355,759	11.59%	$138,153	4.50%	$199,555	6.50%
Tier I Capital (to Total Adjusted Assets)	$355,759	10.34%	$137,590	4.00%	$171,988	5.00%
Tier I Capital (to Risk-weighted Assets)	$355,759	11.59%	$184,204	6.00%	$245,606	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$377,639	12.30%	$245,606	8.00%	$307,007	10.00%

As of June 30, 2018
Common Equity Tier I Capital (to Risk-weighted Assets)	$335,152	11.70%	$128,889	4.50%	$186,173	6.50%
Tier I Capital (to Total Adjusted Assets)	$335,152	10.33%	$129,769	4.00%	$162,211	5.00%
Tier I Capital (to Risk-weighted Assets)	$335,152	11.70%	$171,852	6.00%	$229,136	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$356,603	12.45%	$229,136	8.00%	$286,421	10.00%
___________________________________
In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total risk-based capital ratios, HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital or more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of June 30, 2019, the conservation buffer was 4.90%% and 4.30%% for HomeTrust Bancshares, Inc. and the Bank, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A reconciliation of HomeTrust Bancshares, Inc.'s stockholders' equity under US GAAP and regulatory capital amounts as of the dates indicated follows:

	June 30,
	2019	2018
Total stockholders' equity under US GAAP	$408,896	$409,242
Accumulated other comprehensive loss (income), net of tax	(733)	1,598
Investment in nonincludable subsidiary	(780)	(826)
Disallowed deferred tax assets	(5,092)	(8,701)
Disallowed goodwill and other disallowed intangible assets	(27,562)	(29,125)
Tier I Capital	374,729	372,188
Allowable portion of allowance for loan losses and loan commitments	21,884	21,515
Total Risk-based Capital	$396,613	$393,703
20. Parent Company Financial Information
The Company’s principal asset is its investment in its subsidiary, the Bank. The following tables present condensed financial information of the Company:
Condensed balance sheet

	June 30, 2019	June 30, 2018
Assets:
Cash and equivalents	$8,481	$23,042
Certificates of deposit in other banks	746	994
Other securities	—	63
Total loans	1,243	3,840
Allowance for loan losses	(4)	(64)
Net loans	1,239	3,776
REO	621	805
Investment in bank subsidiary	389,926	372,206
ESOP loan receivable	7,412	7,896
Other assets	510	499
Total Assets	$408,935	$409,281
Liabilities and Stockholders’ Equity:
Other liabilities	39	39
Stockholders’ Equity	408,896	409,242
Total Liabilities and Stockholders’ Equity	$408,935	$409,281

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Condensed statement of income

	June 30, 2019	June 30, 2018	June 30, 2017
Income:
Interest income	$329	$456	$565
Other income	54	44	1
Equity earnings in Bank subsidiary	27,287	8,427	12,003
Total income	27,670	8,927	12,569
Expense:
Management fee expense	407	385	354
REO expense	11	34	62
Loss on sale and impairment of REO	114	158	39
Provision for (recovery of) loan losses	(259)	(131)	90
Other expense	251	246	177
Total expense	524	692	722
Income Before Income Taxes	27,146	8,235	11,847
Income Tax Expense	—	—	—
Net Income	$27,146	$8,235	$11,847
Condensed statement of cash flows

	June 30, 2019	June 30, 2018	June 30, 2017
Operating Activities:
Net income	$27,146	$8,235	$11,847
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(259)	(131)	90
Loss on sale and impairment of REO	114	158	39
Decrease (increase) in accrued interest receivable and other assets	52	291	(30)
Equity in undistributed income of Bank	(27,287)	(8,427)	(12,003)
ESOP compensation expense	1,422	1,367	1,186
Restricted stock and stock option expense	1,601	3,027	4,166
Decrease in other liabilities	—	(48)	(260)
Net cash provided by operating activities	2,789	4,472	5,035
Investing Activities:
Maturities of certificates of deposit in other banks	248	6,217	1,245
Repayment of loans	2,796	1,514	2,176
Increase in investment in Bank subsidiary	(1,556)	(1,367)	(3,408)
Dividend from subsidiary	13,454	—	10,291
ESOP principal payments received	484	472	462
Proceeds from sale of REO	70	499	61
Acquisition of TriSummit Bancorp, Inc.	—	—	(13,862)
Net cash provided by (used in) investing activities	15,496	7,335	(3,035)
Financing Activities:
Common stock repurchased	(30,638)	—	—
Cash dividends paid	(3,176)	—	—
Retired stock	(205)	(494)	(569)
Exercised stock options	1,173	651	3,068
Net cash provided by (used in) financing activities	(32,846)	157	2,499
Net Increase (Decrease) in Cash and Cash Equivalents	(14,561)	11,964	4,499
Cash and Cash Equivalents at Beginning of Period	23,042	11,078	6,579
Cash and Cash Equivalents at End of Period	$8,481	$23,042	$11,078

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

21. Fair Value of Financial Instruments
The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. The Company has adopted ASU 2016-01, and therefore is measuring the fair value of loans receivable under the exit price notion rather than the previous method of entry price notion. Under the previous method, the fair value estimate of loans receivable was based on discounted cash flow. At June 30, 2019, the exit price notion used to estimate the fair value of loans receivable was based on similar techniques, with the addition of liquidity premiums. The fair value of nonperforming loans is based on the underlying value of the collateral for periods prior to and after adoption of ASU 2016-01.
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

	June 30, 2019
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$15,210	$—	$15,210	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	75,180	—	75,180	—
Municipal Bonds	25,312	—	25,312	—
Corporate Bonds	6,084	—	6,084	—
Total	$121,786	$—	$121,786	$—

	June 30, 2018
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$47,542	$—	$47,542	$—
Residential Mortgage-backed Securities of U.S. Government Agencies and Government sponsored Enterprises	70,599	—	70,599	—
Municipal Bonds	30,766	—	30,766	—
Corporate Bonds	6,023	—	6,023	—
Equity Securities	63	—	63	—
Total	$154,993	$—	$154,993	$—
Financial Assets Recorded at Fair Value on a Nonrecurring Basis
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	June 30, 2019
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$9,071	$—	$—	$9,071
REO	1,804	—	—	1,804
Total	$10,875	$—	$—	$10,875

	June 30, 2018
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$8,423	$—	$—	$8,423
REO	2,104	—	—	2,104
Total	$10,527	$—	$—	$10,527
Quantitative information about Level 3 fair value measurements during the period ended June 30, 2019 is shown in the table below:

	Fair Value at June 30, 2019	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$9,071	Discounted appraisals and discounted cash flows	Collateral discounts: Discount spread:	0% - 16% 1% - 3%	1%
REO	$1,804	Discounted Appraisals	Collateral discounts	8% - 41%	12%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of June 30, 2019 and June 30, 2018, are summarized below:

	June 30, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$71,043	$71,043	$71,043	$—	$—
Commercial paper	241,446	241,446	241,446	—	—
Certificates of deposit in other banks	52,005	52,005	—	52,005	—
Securities available for sale	121,786	121,786	—	121,786	—
Loans, net	2,683,761	2,604,827	—	—	2,604,827
Loans held for sale	18,175	18,591	—	—	18,591
FHLB stock	31,969	31,969	31,969	—	—
FRB stock	7,335	7,335	7,335	—	—
SBIC investments	6,074	6,074	—	—	6,074
Accrued interest receivable	10,533	10,533	350	750	9,433
Liabilities:
Noninterest-bearing and NOW deposits	746,617	746,617	—	746,617	—
Money market accounts	691,172	691,172	—	691,172	—
Savings accounts	177,278	177,278	—	177,278	—
Certificates of deposit	712,190	712,485	—	712,485	—
Borrowings	680,000	688,418	—	688,418	—
Accrued interest payable	2,252	2,252	—	2,252	—

	June 30, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$70,746	$70,746	$70,746	$—	$—
Commercial paper	229,070	229,070	229,070	—	—
Certificates of deposit in other banks	66,937	66,937	—	66,937	—
Securities available for sale	154,993	154,993	—	154,993	—
Loans, net	2,504,792	2,414,647	—	—	2,414,647
Loans held for sale	5,873	5,990	—	—	5,990
FHLB stock	29,907	29,907	29,907	—	—
FRB stock	7,307	7,307	7,307	—	—
SBIC investments	4,717	4,717	—	—	4,717
Accrued interest receivable	9,344	9,344	297	883	8,164
Liabilities:
Noninterest-bearing and NOW deposits	789,186	789,186	—	789,186	—
Money market accounts	677,665	677,665	—	677,665	—
Savings accounts	213,250	213,250	—	213,250	—
Certificates of deposit	516,152	509,924	—	509,924	—
Borrowings	635,000	635,187	—	635,187	—
Accrued interest payable	805	805	—	805	—
The Company had off-balance sheet financial commitments, which include approximately $628,572 and $751,324 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at June 30, 2019 and June 30, 2018 (see Note 18).  Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
Loans, net – Fair values for loans are estimated by segregating the portfolio by type of loan and discounting scheduled cash flows using current market interest rates for loans with similar terms and credit quality. A prepayment assumption is used as an estimate of the portion of loans that will be repaid prior to their scheduled maturity. For the June 30, 2019 fair value, a liquidity premium assumption is used as an estimate for the additional return required by an investor of assets that are potentially considered illiquid.
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
SBIC – No ready market exists for these investments and they have no quoted market value. SBIC investments are valued at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions of identical or similar investments. Accordingly, cost is deemed to be a reasonable estimate of fair value.
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of June 30, 2019 and June 30, 2018. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
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

22.	Revenue
On July 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified ASC 606. The adoption of the new standard did not have a material impact on the measurement or recognition of revenue. Results for year ended June 30, 2019 are presented under Topic 606, while the years ended June 30, 2018 and 2017 reflects an offset of $660 and $667, respectively, of interchange costs against interchange income.
Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant income, and various other service fees. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. The Company has made no significant judgments in applying the revenue guidance prescribed in Topic 606 that affect the determination of the amount and timing of revenue streams with customers.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents the Company's sources of noninterest income, segregated by in-scope and out-of-scope revenue streams of Topic 606 for the periods indicated:

	Year Ended June 30,
	2019	2018	2017
In-scope of Topic 606:
Service charges on deposit accounts	$3,978	$3,674	$3,309
Fees, interchange, and other service charges	6,377	5,576	4,747
Other	775	909	943
Noninterest income (in-scope of Topic 606)	11,130	10,159	8,999
Noninterest income (out-of-scope of Topic 606)	11,765	8,813	7,108
Total noninterest income	$22,895	$18,972	$16,107
The following is a description of revenue streams accounted for under Topic 606:
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

23. Unaudited Interim Financial Information
The unaudited statements of income for each of the quarters during the fiscal years ended June 30, 2019 and 2018 are summarized below:

	Three months ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Interest and dividend income	$35,855	$34,724	$34,400	$32,280
Interest expense	8,931	8,145	7,299	6,008
Net interest income	26,924	26,579	27,101	26,272
Provision for loan losses	200	5,500	—	—
Net interest income after provision for loan losses	26,724	21,079	27,101	26,272
Noninterest income	6,811	5,386	5,085	5,613
Noninterest expense	23,415	22,978	21,858	21,883
Net income before provision for income taxes	10,120	3,487	10,328	10,002
Income tax expense	2,107	185	2,287	2,212
Net income	$8,013	$3,302	$8,041	$7,790
Net income per common share:
Basic	$0.45	$0.19	$0.45	$0.43
Diluted	$0.44	$0.18	$0.43	$0.41

	Three months ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Interest and dividend income	$30,693	$29,265	$28,848	$27,896
Interest expense	5,103	4,036	3,618	3,315
Net interest income	25,590	25,229	25,230	24,581
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	25,590	25,229	25,230	24,581
Noninterest income	5,382	4,926	4,787	4,577
Noninterest expense	21,754	21,321	21,175	21,081
Net income before provision for income taxes	9,218	8,834	8,842	8,077
Income tax expense	2,011	2,707	19,508	2,510
Net income (loss)	$7,207	$6,127	$(10,666)	$5,567
Net income (loss) per common share:
Basic	$0.40	$0.34	$(0.59)	$0.31
Diluted	$0.38	$0.32	$(0.59)	$0.30
24. Subsequent Events
In September 2019, the Company decided to sell between $200 million and $300 million of one-to-four family loans to a third party. Once specifically identified, these loans will be moved from total loans to loans held for sale at the lower of cost or market. The transaction is anticipated to close during the second quarter of fiscal 2020 at a gain.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2019 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019, utilizing the framework established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2019 was effective.
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
Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in Item 8 of this Form 10-K. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of June 30, 2019.
Changes in Internal Controls There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers The information concerning our directors required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 18, 2019, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officers is contained under the caption “Information About Our Executive Officers” in Part I of this Form 10-K, and is incorporated herein by this reference.
Delinquent Section 16(a) Reports The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent shareholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 18, 2019, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Code of Ethics We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, http://www.htb.com.
Nominating Procedures There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since last disclosed to shareholders.
Audit Committee and Audit Committee Financial Experts Information required by this item regarding the audit committee of the Company's Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 18, 2019, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 11. Executive Compensation
The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 18, 2019, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 18, 2019, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. The information concerning our equity incentive plan required by this item is set forth below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,657,214	$17.59	167,630

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 18, 2019, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 18, 2019, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

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
(t)
4.4	Description of HomeTrust Bancshares, Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	4.4
10.1	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(s)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(g)
10.3	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(u)
10.4	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Tony J. VunCannon	(g)
10.5	Employment Agreement between HomeTrust Bancshares, Inc. and Howard L. Sellinger	(g)
10.6	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(d)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(d)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(d)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(d)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(d)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(d)
10.7E	SERP Joinder Agreement for Stan Allen	(d)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(d)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(d)
10.7H	SERP Joinder Agreement for William T. Flynt	(d)

10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(i)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(d)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(d)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(d)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(d)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(d)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(d)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(d)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(d)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(d)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(d)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(d)
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(r)
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	(j)
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(k)
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(k)
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(k)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(k)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(k)
10.19	Reserved
10.20	Reserved
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(n)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(n)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(n)
10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(n)
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(n)
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(n)
10.27	Offer Letter between HomeTrust Bank and Keith J. Houghton	(p)
10.28	Form of Relocation Repayment Agreement between HomeTrust Bank and Keith J. Houghton	(p)
10.29	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(g)
10.30	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(v)
10.31	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(w)
10.32	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Paula C. Labian	(x)
21.0	Subsidiaries of the Registrant	21.0
23.0	Consent of Dixon Hughes Goodman LLP	23.0
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0

101	The following materials from HomeTrust Bancshares’ Annual Report on Form 10-K for the year ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
_________________

(a)	Attached as Appendix A to the proxy statement/prospectus filed by HomeTrust Bancshares on November 2, 2016 pursuant to Rule 424(b) of the Securities Act of 1933.

(b)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on June 10, 2014 (File No. 001-35593).

(c)	Attached as Appendix A to the joint proxy statement/prospectus filed by HomeTrust Bancshares on April 28, 2014 pursuant to Rule 424(b) of the Securities Act of 1933.

(d)	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(e)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(f)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on May 1, 2018 (File No. 001-35593).

(g)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 11, 2018 (File No. 001-35593).

(h)	Reserved

(i)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(j)	Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(k)	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(l)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).

(m)	Filed as an exhibit to Jefferson Bancshares's, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(n)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(o)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on August 31, 2015 (File No. 001-35593).

(p)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).

(q)	Reserved

(r)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (File No. 001-35593).

(s)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 000-50347).

(t)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on August 21, 2018 (File No. 001-35593).

(u)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2018 (File No. 001-35593.

(v)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (File No. 001-35593).

(w)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-35593).

(x)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 (File No. 001-35593.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETRUST BANCSHARES, INC.

Date: September 13, 2019	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman of the Board,
President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dana L. Stonestreet	Chairman of the Board, President and Chief Executive Officer	September 13, 2019
Dana L. Stonestreet	(Principal Executive Officer)

/s/ Tony J. VunCannon	Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer	September 13, 2019
Tony J. VunCannon	(Principal Financial and Accounting Officer)

/s/ Sidney A. Biesecker	Director	September 13, 2019
Sidney A. Biesecker

/s/ Robert G. Dinsmore, Jr.	Director	September 13, 2019
Robert G. Dinsmore, Jr.

/s/ J. Steven Goforth	Director	September 13, 2019
J. Steven Goforth

/s/ Robert E. James	Director	September 13, 2019
Robert E. James

/s/ Laura C. Kendall	Director	September 13, 2019
Laura C. Kendall

/s/ Craig C. Koontz	Director	September 13, 2019
Craig C. Koontz

/s/ F.K. McFarland, III	Director	September 13, 2019
F.K. McFarland, III

/s/ John A. Switzer	Director	September 13, 2019
John A. Switzer

/s/ Richard T. Williams	Director	September 13, 2019
Richard T. Williams