Form 10-Q
period 2019-09-30
HomeTrust Bancshares, Inc.
filed 2019-11-08
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]
There were 17,744,534 shares of common stock, par value of $.01 per share, issued and outstanding as of November 6, 2019.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

Glossary of Defined Terms
The following items may be used throughout this Form 10-Q, including the Notes to Consolidated Financial Statements in Item 1 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q.

Term	Definition
AFS	Available-For-Sale
ASC	Accounting Standard Codification
ASU	Accounting Standard Update
BOLI	Bank Owned Life Insurance
CD	Certificates of Deposit
CET1	Common Equity Tier 1
CPI	Consumer Price Index
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank of Richmond
GAAP	Generally Accepted Accounting Principles in the United States
GSE	Government-Sponsored Enterprises
HELOC	Home Equity Line of Credit
MBS	Mortgage-Backed Security
NCCOB	North Carolina Office of the Commissioner of Banks
PCI	Purchase Credit Impaired
REO	Real Estate Owned
ROU	Right of Use
SEC	Securities and Exchange Commission
SBA	Small Business Administration
SBIC	Small Business Investment Companies
TDR	Troubled Debt Restructuring

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	September 30, 2019	June 30, 2019 (1)
Assets
Cash	$52,082	$40,909
Interest-bearing deposits	65,011	30,134
Cash and cash equivalents	117,093	71,043
Commercial paper	254,302	241,446
Certificates of deposit in other banks	50,117	52,005
Debt securities available for sale, at fair value	165,714	121,786
Other investments, at cost	45,900	45,378
Loans held for sale	289,319	18,175
Total loans, net of deferred loan costs	2,508,730	2,705,190
Allowance for loan losses	(21,314)	(21,429)
Net loans	2,487,416	2,683,761
Premises and equipment, net	58,509	61,051
Accrued interest receivable	10,434	10,533
REO	2,582	2,929
Deferred income taxes	24,257	26,523
BOLI	90,499	90,254
Goodwill	25,638	25,638
Core deposit intangibles	2,088	2,499
Other assets	31,441	23,157
Total Assets	$3,655,309	$3,476,178
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,494,194	$2,327,257
Borrowings	685,000	680,000
Other liabilities	63,047	60,025
Total liabilities	3,242,241	3,067,282
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,818,145 shares issued and outstanding at September 30, 2019; 17,984,105 at June 30, 2019	178	180
Additional paid in capital	186,359	190,315
Retained earnings	232,315	224,545
Unearned ESOP shares	(6,744)	(6,877)
Accumulated other comprehensive income	960	733
Total stockholders' equity	413,068	408,896
Total Liabilities and Stockholders' Equity	$3,655,309	$3,476,178
(1)    Derived from audited financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended
	September 30,
	2019	2018
Interest and Dividend Income
Loans	$32,266	$28,728
Securities available for sale	896	856
Commercial paper and interest-bearing deposits in other banks	2,253	1,857
Other investments	832	839
Total interest and dividend income	36,247	32,280
Interest Expense
Deposits	5,853	2,750
Borrowings	3,321	3,258
Total interest expense	9,174	6,008
Net Interest Income	27,073	26,272
Provision for Loan Losses	—	—
Net Interest Income after Provision for Loan Losses	27,073	26,272
Noninterest Income
Service charges and fees on deposit accounts	2,443	2,401
Loan income and fees	882	328
Gain on sale of loans held for sale	2,299	1,670
BOLI income	697	536
Other, net	1,339	678
Total noninterest income	7,660	5,613
Noninterest Expense
Salaries and employee benefits	13,912	12,685
Net occupancy expense	2,342	2,326
Computer services	2,024	1,849
Telephone, postage, and supplies	802	769
Marketing and advertising	679	417
Deposit insurance premiums	—	304
Loss (gain) on sale and impairment of REO	(19)	179
REO expense	258	175
Core deposit intangible amortization	411	565
Other	3,124	2,614
Total noninterest expense	23,533	21,883
Income Before Income Taxes	11,200	10,002
Income Tax Expense	2,396	2,212
Net Income	$8,804	$7,790
Per Share Data:
Net income per common share:
Basic	$0.51	$0.43
Diluted	$0.49	$0.41
Average shares outstanding:
Basic	17,097,647	18,125,637
Diluted	17,753,657	18,880,476
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended
	September 30,
	2019	2018
Net Income	$8,804	$7,790
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	295	(378)
Deferred income tax benefit (expense)	(68)	87
Total other comprehensive income (loss)	$227	$(291)
Comprehensive Income	$9,031	$7,499
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2019	17,984,105	$180	$190,315	$224,545	$(6,877)	$733	$408,896
Net income	—	—	—	8,804	—	—	8,804
Cash dividends declared on common stock, $0.06/common share	—	—	—	(1,034)	—	—	(1,034)
Stock repurchased	(189,160)	(2)	(4,798)	—	—	—	(4,800)
Forfeited restricted stock	(3,200)	—	—	—	—	—	—
Granted restricted stock	13,000	—	—	—	—	—	—
Exercised stock options	13,400	—	194	—	—	—	194
Stock option expense	—	—	198	—	—	—	198
Restricted stock expense	—	—	245	—	—	—	245
ESOP shares allocated	—	—	205	—	133	—	338
Other comprehensive income	—	—	—	—	—	227	227
Balance at September 30, 2019	17,818,145	$178	$186,359	$232,315	$(6,744)	$960	$413,068

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2018	19,041,668	$191	$217,480	$200,575	$(7,406)	$(1,598)	$409,242
Net income	—	—	—	7,790	—	—	7,790
Stock repurchased	(128,300)	(1)	(3,723)	—	—	—	(3,724)
Forfeited restricted stock	(2,000)	—	—	—	—	—	—
Retired stock	(588)	—	—	—	—	—	—
Exercised stock options	28,500	—	410	—	—	—	410
Stock option expense	—	—	185	—	—	—	185
Restricted stock expense	—	—	199	—	—	—	199
ESOP shares allocated	—	—	252	—	132	—	384
Other comprehensive loss	—	—	—	—	—	(291)	(291)
Balance at September 30, 2018	18,939,280	$190	$214,803	$208,365	$(7,274)	$(1,889)	$414,195
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Three Months Ended September 30,
	2019	2018
Operating Activities:
Net income	$8,804	$7,790
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	—	—
Depreciation	1,223	935
Deferred income tax expense	2,198	1,710
Net amortization and accretion	(1,705)	(1,497)
Loss (gain) on sale and impairment of REO	(19)	179
Gain on sale of loans held for sale	(2,299)	(1,670)
Origination of loans held for sale	(77,778)	(43,134)
Proceeds from sales of loans held for sale	62,122	45,698
Decrease in deferred loan fees, net	(250)	(54)
Increase (decrease) in accrued interest receivable and other assets	419	(935)
Amortization of core deposit intangibles	411	565
BOLI income	(697)	(536)
ESOP compensation expense	338	384
Restricted stock and stock option expense	443	384
Decrease in other liabilities	(2,274)	(1,953)
Net cash provided by (used for) operating activities	(9,064)	7,866
Investing Activities:
Purchase of securities available for sale	(49,375)	—
Proceeds from maturities of securities available for sale	1,900	1,215
Net purchases of commercial paper	(11,159)	(7,712)
Purchase of certificates of deposit in other banks	(5,130)	(3,237)
Maturities of certificates of deposit in other banks	7,018	11,790
Principal repayments of mortgage-backed securities	3,748	4,404
Net purchases of other investments	(522)	(2,065)
Net increase in loans	(56,538)	(66,912)
Purchase of BOLI	(25)	(25)
Proceeds from redemption of BOLI	477	7
Purchase of premises and equipment	(383)	(1,079)
Purchase of operating lease equipment	(1,606)	—
Proceeds from sale of REO	412	293
Net cash used in investing activities	(111,183)	(63,321)
Financing Activities:
Net increase in deposits	166,937	6,791
Net increase in other borrowings	5,000	40,000
Common stock repurchased	(4,800)	(3,724)
Cash dividends paid	(1,034)	—
Exercised stock options	194	410
Net cash provided by financing activities	166,297	43,477
Net Increase (Decrease) in Cash and Cash Equivalents	46,050	(11,978)
Cash and Cash Equivalents at Beginning of Period	71,043	70,746
Cash and Cash Equivalents at End of Period	$117,093	$58,768

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
Supplemental Disclosures:	Three Months Ended September 30,
	2019	2018
Cash paid during the period for:
Interest	$9,011	$5,618
Income taxes	5	—
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	227	(291)
Transfer of loans to REO	46	74
Transfer of loans held for sale to total loans	3,614	5,794
Transfer of one-to-four family loans to held for sale	256,803	—
Transfer of land from property and equipment to other assets for new finance lease accounting	2,052	—
New ROU asset and lease liabilities from adoption of new lease accounting	5,296	—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2019 ("2019 Form 10-K") filed with the SEC on September 13, 2019. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2020.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) the valuation of goodwill and other intangible assets, and (iii) the valuation of or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our 2019 Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company's financial condition and operating results in future periods.
Certain amounts reported in prior periods' consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, stockholders' equity or net income.
Leases
On July 1, 2019, the Company adopted ASU 2016-02, Leases (“Topic 842”), and subsequent related ASUs. The new leasing standard modifies the accounting, presentation, and disclosures for both lessees and lessors. The Company elected the modified retrospective transition option which allows for application of the Topic 842 guidance at the adoption date. Therefore, comparative prior period financial information was not adjusted and will continue to be reported under the previous accounting guidance of ASC 840, Leases (“ASC 840”). No cumulative-effect adjustment to retained earnings as of July 1, 2019 was necessary as a result of adopting the new standard. The Company elected the “package of practical expedients” permitted under the transition guidance which allows the Company not to reassess its prior conclusions regarding lease identification, lease classification of existing leases, and treatment of initial direct costs on existing leases. Any lease arrangements and significant modifications entered into subsequent to the adoption date are accounted for in accordance with the new standard.
Lessee Topic 842 Accounting
The new leasing standard requires recognition of operating leases on the consolidated balance sheets as ROU assets and lease liabilities. ROU assets represent our right to use underlying assets for the lease terms and lease liabilities represent our obligation to make lease payments arising from the leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We use our estimated incremental borrowing rate in determining the present value of lease payments for operating leases and the implicit rate in the lease for our one finance lease.
For operating leases, the Company recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months as of July 1, 2019. The ROU assets were adjusted per Topic 842 transition guidance for existing lease-related balances of accrued and prepaid rent, and unamortized lease incentives provided by lessors. As a result, the Company recognized ROU assets of approximately $5.3 million in other assets and corresponding lease liabilities of approximately $5.3 million in other liabilities as of July 1, 2019. The July 1, 2019 incremental borrowing rates determined on a collateralized basis for the remaining lease terms were utilized when determining the present value of lease payments at the date of initial adoption.
For our finance lease, the Company leases land for one of its retail locations. Upon adoption of Topic 842, the Company reclassed $2.1 million from land to ROU assets in other assets. In addition, the corresponding liability of $1.9 million, which was disclosed separately on the balance sheet was reclassed to other liabilities.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company elected the lessee practical expedient to not separate lease and non-lease components. The Company also elected the short-term lease recognition exemption and will not recognize ROU assets or lease liabilities for leases with a term less than 12 months.
Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in net occupancy expense. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.
Finance lease cost is recognized as a single lease cost using the effective interest method and is recorded in net occupancy expense.
Lessee Accounting Prior to Adoption of Topic 842
Prior to the adoption of ASC 842, the Company applied the guidance of ASC 840. Under ASC 840, operating lease arrangements were off-balance sheet and ROU assets and lease liabilities were not recognized. Operating lease rent expense was recognized on a straight-line basis over the lease term and recorded in net occupancy expense. Common area maintenance, property taxes, and other operating expenses related to leased premises were also recognized in net occupancy expenses, consistent with similar costs for owned locations.
Lessor Topic 842
Prior to the adoption of Topic 842, we determined the lease classification at commencement date. Leases not classified as sales-type or direct financing leases are classified as operating leases. The primary accounting criteria we use for  lease classification are (i) review to determine if the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, ii) review to determine if the lease grants the lessee a purchase option that the lessee is reasonably certain to exercise, (iii) determine if the lease term is for a major part of the remaining economic life of the underlying asset and (iv) determine if the present value of the sum of the lease payments and any residual value guarantees equals or exceeds substantially all of the fair value of the underlying asset. We do not lease equipment of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.
The Company elected a lessor accounting policy to exclude from revenue and expenses sales taxes and other similar taxes assessed by a governmental authority on lease revenue-producing transactions and collected by the lessor from a lessee.
Operating Leases - Assets leased under an operating lease are carried at cost less accumulated depreciation. These assets are depreciated to their estimated residual value using the straight-line method over the lesser of the lease term or estimated useful life of the asset. Assets received at the end of the lease, which are intended to be sold, are marked to the lower of cost or fair value less selling costs with the adjustment recorded in other noninterest income.
At the inception of each operating lease, we record a residual value for the leased equipment based on our estimate of the future value of the equipment at the end of the lease term or end of the equipment’s estimated useful life as indicated by industry data. Operating leases have higher risk because a smaller percentage of the equipment's value is covered by contractual cash flows over the term of the lease. If the market value of leased equipment under operating leases decreases at a rate greater than we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, recession or other adverse economic conditions, or other factors, it could adversely affect the current values or the residual values of such equipment. The Company seeks to mitigate these risks by maintaining relatively young fleet of leased assets with wide operator bases, which can facilitate attractive lease and utilization rates. The Company manages and evaluates residual values by performing periodic reviews of estimated residual values and monitoring levels of residual realizations. A change in estimated operating lease residual values would result in a change in future depreciation expense. Any impairments are recognized at the time a change is identified.
Rental revenue on operating leases is recognized on a straight-line basis over the lease term and is included in other noninterest income.
Finance Leases - The Company’s finance leases are classified as direct financing lease under ASC 842. The Company’s finance lease activity primarily relates to leasing of new equipment with the equipment purchase price equal to fair value and therefore there is no selling profit or loss at lease commencement. When there is no selling profit or loss, initial direct costs are deferred at the commencement date and included in the measurement of the net investment in the lease.
A lease receivable is recorded for finance leases at present value discounted using the rate implicit in the lease. The lease receivable includes lease payments not yet paid and the guarantee of the residual value by the lessee or unrelated third party, as applicable. Interest income is recognized over the lease term at a constant periodic discount rate on the remaining balance of the lease net investment using the rate implicit in the lease. After the commencement date, lease payments collected are applied to reduce net investment and recognize interest income.
The recognition of interest income is suspended, and an account is placed on non-accrual status when, in the opinion of management, full collection of all principal and interest due is doubtful. All future interest income accruals, as well as amortization of deferred fees, costs, and purchase premiums or discounts are suspended. Subsequent lease payments received are applied to the outstanding net investment balance until such time as the account is collected, charged-off or returned to accrual status. Finance leases that are nonaccrual do not accrue interest income; however, payments designated by the borrower as interest payments may be recorded as interest income. To qualify for this treatment, the remaining recorded investment in the lease must be deemed fully collectible.
The recognition of interest income on finance leases is suspended, and all previously accrued but uncollected revenue is reversed, when lease payments are contractually delinquent for 90 days or more. Accounts, including accounts that have been modified, are returned to accrual status

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

when, in the opinion of management, collection of remaining lease receivables are reasonably assured, and there is a sustained period of repayment performance, generally for a minimum of six months.
Certain finance leases also have residual values at the inception of the lease which are based on our estimate of the future value of the equipment at the end of the lease term or end of the equipment’s estimated useful life as indicated by industry data. Finance leases bear the least risk because contractual payments usually cover approximately 90% of the equipment's cost at the inception of the lease. A change in estimated finance lease residual values during the lease term may impact the loss allowance as a decrease in the residual value may cause an impairment to be recorded on the finance lease.
Lessor Accounting Prior to Adoption of Topic 842
Lessor accounting was not fundamentally changed by Topic 842 and remains similar to the prior accounting model, with updates to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. The new rules did not have a significant impact on our classification of leases as finance or operating. The new lease guidance has a narrower definition of initial direct costs that may be capitalized and allocated internal costs and professional fees to negotiate and arrange the lease agreement that would have been incurred regardless of lease execution no longer qualify as initial direct cost.

2.	Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases (ASC 842)." The guidance in this ASU requires most leases to be recognized on the balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases" and ASU 2018-11 "Leases (Topic 842): Targeted Improvements." ASU 2018-10 made 16 narrow-scope amendments to ASC 842. The amendments in ASU 2018-11 are intended to provide entities with relief from the costs of implementing certain aspects of the the new lease accounting standard. Specifically, an entity can elect not to recast the comparative periods presented when transitioning to ASC 842 and provides a lessor with the option to not separate lease and nonlease components when certain conditions are met. This ASU also provides a new transition method in addition to the existing transition method contained in ASU No. 2016-02 to allow entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. These amendments have the same effective date as ASU 2016-02. The Company adopted this ASU on July 1, 2019. The adoption increased other assets and liabilities by approximately $5.3 million as a result of ROU assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements. The adoption of this ASU did not have an effect on the Consolidated Statements of Income or the Consolidated Statements of Changes in Stockholders' Equity. However, additional disclosures required by this ASU have been included in “Note 1 - Summary of Significant Accounting Policies” and "Note 11 - Leases" to the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company has selected a third-party vendor to provide ongoing support under the new methodology. The Bank's project team is currently evaluating our current expected loss methodology of our loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the Bank is also in the process of compiling historical data that will be used to calculate expected credit losses on its loan portfolio and intends to run parallel models during the latter part of fiscal year 2020 to ensure it is fully compliant with the ASU at the adoption date. A valuation adjustment to our allowance for loan losses or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings. Once adopted, the Company expects its allowance for loan losses to increase, however, until its evaluation is complete the magnitude of the increase will be unknown.
In August 2017, FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." This ASU improves the transparency and understandability of disclosures in the financial statements regarding the entities risk management activities and reduces the complexity of hedge accounting. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. The Company adopted this ASU on July 1, 2019. The adoption did not have a material effect on the Company's Consolidated Financial Statements.
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
In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." The amendments in this update are part of the FASB's ongoing project to improve codification and correcting unintended application. The items within this ASU are not expected to have a significant effect on current accounting practice. The effective date and transition requirements for the amendments to Financial Instruments (ASU 2016-01) are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 and early adoption is permitted. The effective date and transition requirements for the amendments to Financial Instruments-Credit Losses (ASU 2016-13) are the same as ASU 2016-13 noted above. The effective date and transition requirements for the amendments to Derivatives and Hedging (ASU 2017-12) are the same as ASU 2017-12 noted above.The adoption of ASU No. 2019-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In May 2019, the FASB issued ASU 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief." The amendments in this update allow companies to irrevocably elect, upon the adoption of ASU 2016-13, the fair value option for financial instruments that i) were previously recorded at amortized cost and ii) are within the scope of the credit losses guidance in ASC 326-20, iii) are eligible for the fair value option under ASC 825-10, and iv) are not held-to-maturity debt securities. The effective date and transition requirements for this ASU is the same as ASU 2016-13. The adoption of ASU No. 2019-05 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In July 2019, the FASB issued ASU 2019-07, "Codification Updates to SEC Sections." This ASU amends certain paragraphs in the ASC to reflect the issuance of SEC final rules on Disclosure Update and Simplification and Investment Company Reporting Modernization and other miscellaneous updates. The amendments became effective upon issuance. The adoption did not have a material effect on the Company's Consolidated Financial Statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

3.	Debt Securities
Securities available for sale consist of the following at the dates indicated:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$14,113	$153	$(5)	$14,261
Residential MBS of U.S. Government Agencies and GSEs	72,477	757	(141)	73,093
Municipal Bonds	23,885	495	(3)	24,377
Corporate Bonds	53,992	47	(56)	53,983
Total	$164,467	$1,452	$(205)	$165,714

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$15,099	$122	$(11)	$15,210
Residential MBS of U.S. Government Agencies and GSEs	74,778	586	(184)	75,180
Municipal Bonds	24,896	423	(7)	25,312
Corporate Bonds	6,061	43	(20)	6,084
Total	$120,834	$1,174	$(222)	$121,786
Debt securities available for sale by contractual maturity at September 30, 2019 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	September 30, 2019
	Amortized Cost	Estimated Fair Value
Due within one year	$23,625	$23,615
Due after one year through five years	59,316	59,616
Due after five years through ten years	5,513	5,826
Due after ten years	3,536	3,564
Mortgage-backed securities	72,477	73,093
Total	$164,467	$165,714
The Company had no sales of securities available for sale during the three months ended September 30, 2019 and 2018. There were no gross realized gains or losses for the three months ended September 30, 2019 and 2018.

Securities available for sale with costs totaling $93,499 and $94,337 and market values of $94,208 and $94,876 at September 30, 2019 and June 30, 2019, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2019 and June 30, 2019 were as follows:

	September 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$—	$—	$5,995	$(5)	$5,995	$(5)
Residential MBS of U.S. Government Agencies and GSEs	9,771	(30)	16,113	(111)	25,884	(141)
Municipal Bonds	3,706	(3)	427	—	4,133	(3)
Corporate Bonds	47,708	(56)	—	—	47,708	(56)
Total	$61,185	$(89)	$22,535	$(116)	$83,720	$(205)

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$—	$—	$6,988	$(11)	$6,988	$(11)
Residential MBS of U.S. Government Agencies and GSEs	1,144	(3)	24,242	(181)	25,386	(184)
Municipal Bonds	—	—	4,895	(7)	4,895	(7)
Corporate Bonds	393	(5)	3,630	(15)	4,023	(20)
Total	$1,537	$(8)	$39,755	$(214)	$41,292	$(222)
The total number of securities with unrealized losses at September 30, 2019, and June 30, 2019 were 91 and 100, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates subsequent to the purchase dates of the securities. The Company had no other-than-temporary impairment losses during the three months ended September 30, 2019.

4.	Other Investments
Other investments, at cost consist of the following at the dates indicated:

	September 30, 2019	June 30, 2019
FHLB of Atlanta stock	$32,181	$31,969
FRB stock	7,345	7,335
SBIC investments	6,374	6,074
Total	$45,900	$45,378
As a requirement for membership, the Bank invests in the stock of both the FHLB of Atlanta and the FRB. No ready market exists for these securities so carrying value approximates their fair value based on the redemption provisions of the FHLB of Atlanta and the FRB, respectively. SBIC investments are equity securities without a readily determinable fair value.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

5.	Loans
Loans consist of the following at the dates indicated:

	September 30, 2019	June 30, 2019
Retail consumer loans:
One-to-four family	$396,649	$660,591
HELOCs - originated	141,129	139,435
HELOCs - purchased	104,324	116,972
Construction and land/lots	85,319	80,602
Indirect auto finance	147,808	153,448
Consumer	11,400	11,416
Total retail consumer loans	886,629	1,162,464
Commercial loans:
Commercial real estate	990,787	927,261
Construction and development	203,494	210,916
Commercial and industrial	158,706	160,471
Equipment finance	154,479	132,058
Municipal finance	114,382	112,016
Total commercial loans	1,621,848	1,542,722
Total loans	2,508,477	2,705,186
Deferred loan costs, net	253	4
Total loans, net of deferred loan costs	2,508,730	2,705,190
Allowance for loan losses	(21,314)	(21,429)
Loans, net	$2,487,416	$2,683,761
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.
The Company's total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2019
Retail consumer loans:
One-to-four family	$381,231	$2,108	$7,466	$368	$15	$391,188
HELOCs - originated	138,744	547	1,504	100	9	140,904
HELOCs - purchased	103,848	—	476	—	—	104,324
Construction and land/lots	84,789	5	159	—	—	84,953
Indirect auto finance	146,967	—	841	—	—	147,808
Consumer	11,351	—	43	1	5	11,400
Commercial loans:
Commercial real estate	963,018	9,599	11,315	—	—	983,932
Construction and development	200,758	652	1,387	1	—	202,798
Commercial and industrial	156,047	718	283	—	—	157,048
Equipment finance	153,457	—	1,022	—	—	154,479
Municipal finance	114,099	283	—	—	—	114,382
Total loans	$2,454,309	$13,912	$24,496	$470	$29	$2,493,216

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2019
Retail consumer loans:
One-to-four family	$644,159	$2,089	$8,072	$384	$19	$654,723
HELOCs - originated	137,001	766	1,434	—	9	139,210
HELOCs - purchased	116,306	—	666	—	—	116,972
Construction and land/lots	79,995	71	164	—	—	80,230
Indirect auto finance	152,393	13	1,042	—	—	153,448
Consumer	11,375	1	33	3	4	11,416
Commercial loans:
Commercial real estate	901,214	8,066	10,306	—	—	919,586
Construction and development	207,827	790	1,357	1	—	209,975
Commercial and industrial	157,325	877	600	—	—	158,802
Equipment finance	131,674	—	384	—	—	132,058
Municipal finance	111,721	295	—	—	—	112,016
Total loans	$2,650,990	$12,968	$24,058	$388	$32	$2,688,436
The Company's total purchased credit impaired ("PCI") loans by segment, class, and risk grade at the dates indicated follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2019
Retail consumer loans:
One-to-four family	$3,981	$214	$1,266	$—	$—	$5,461
HELOCs - originated	225	—	—	—	—	225
Construction and land/lots	140	—	226	—	—	366
Commercial loans:
Commercial real estate	3,703	1,881	1,271	—	—	6,855
Construction and development	342	—	354	—	—	696
Commercial and industrial	1,655	—	—	—	3	1,658
Total loans	$10,046	$2,095	$3,117	$—	$3	$15,261

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2019
Retail consumer loans:
One-to-four family	$4,124	$248	$1,496	$—	$—	$5,868
HELOCs - originated	225	—	—	—	—	225
Construction and land/lots	142	—	230	—	—	372
Commercial loans:
Commercial real estate	4,503	1,903	1,300	—	—	7,706
Construction and development	453	—	488	—	—	941
Commercial and industrial	1,666	—	—	—	3	1,669
Total loans	$11,113	$2,151	$3,514	$—	$3	$16,781

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
September 30, 2019
Retail consumer loans:
One-to-four family	$2,511	$1,883	$4,394	$392,255	$396,649
HELOCs - originated	437	204	641	140,488	141,129
HELOCs - purchased	108	298	406	103,918	104,324
Construction and land/lots	—	6	6	85,313	85,319
Indirect auto finance	566	110	676	147,132	147,808
Consumer	5	12	17	11,383	11,400
Commercial loans:
Commercial real estate	1,000	2,664	3,664	987,123	990,787
Construction and development	—	1,170	1,170	202,324	203,494
Commercial and industrial	95	118	213	158,493	158,706
Equipment finance	1,012	629	1,641	152,838	154,479
Municipal finance	—	—	—	114,382	114,382
Total loans	$5,734	$7,094	$12,828	$2,495,649	$2,508,477

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2019
Retail consumer loans:
One-to-four family	$1,615	$1,389	$3,004	$657,587	$660,591
HELOCs - originated	226	231	457	138,978	139,435
HELOCs - purchased	—	485	485	116,487	116,972
Construction and land/lots	138	6	144	80,458	80,602
Indirect auto finance	459	237	696	152,752	153,448
Consumer	6	8	14	11,402	11,416
Commercial loans:
Commercial real estate	2,279	516	2,795	924,466	927,261
Construction and development	—	1,133	1,133	209,783	210,916
Commercial and industrial	207	99	306	160,165	160,471
Equipment finance	649	384	1,033	131,025	132,058
Municipal finance	—	—	—	112,016	112,016
Total loans	$5,579	$4,488	$10,067	$2,695,119	$2,705,186

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follows:

	September 30, 2019		June 30, 2019
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$3,348	$—	$3,223	$—
HELOCs - originated	584	—	372	—
HELOCs - purchased	476	—	666	—
Construction and land/lots	6	—	6	—
Indirect auto finance	317	—	463	—
Consumer	24	—	21	—
Commercial loans:
Commercial real estate	3,398	—	3,559	—
Construction and development	1,387	—	1,357	—
Commercial and industrial	319	—	307	—
Equipment finance	1,022	—	384	—
Total loans	$10,881	$—	$10,358	$—
PCI loans totaling $1,234 at September 30, 2019 and $1,344 at June 30, 2019 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
TDRs are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Additionally, all TDRs are considered impaired. The Company had no commitments to lend additional funds on these TDR loans at September 30, 2019.
The Company's loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follows:

	September 30, 2019	June 30, 2019
Performing TDRs included in impaired loans	$24,590	$23,116
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$201	$6,419	$14,809	$21,429	$483	$7,527	$13,050	$21,060
Provision for (recovery of) loan losses	(7)	(448)	455	—	(188)	(64)	252	—
Charge-offs	—	(395)	(35)	(430)	—	(416)	(2)	(418)
Recoveries	—	152	163	315	—	205	85	290
Balance at end of period	$194	$5,728	$15,392	$21,314	$295	$7,252	$13,385	$20,932

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total
September 30, 2019
Retail consumer loans:
One-to-four family	$60	$70	$1,547	$1,677	$5,461	$5,452	$385,736	$396,649
HELOCs - originated	—	9	1,108	1,117	225	9	140,895	141,129
HELOCs - purchased	—	—	471	471	—	—	104,324	104,324
Construction and land/lots	—	—	1,357	1,357	366	315	84,638	85,319
Indirect auto finance	—	—	1,028	1,028	—	11	147,797	147,808
Consumer	—	5	133	138	—	5	11,395	11,400
Commercial loans:
Commercial real estate	113	38	8,223	8,374	6,855	8,305	975,627	990,787
Construction and development	4	5	3,148	3,157	696	1,275	201,523	203,494
Commercial and industrial	17	—	1,941	1,958	1,658	—	157,048	158,706
Equipment finance	—	67	1,517	1,584	—	1,022	153,457	154,479
Municipal finance	—	—	453	453	—	—	114,382	114,382
Total	$194	$194	$20,926	$21,314	$15,261	$16,394	$2,476,822	$2,508,477
June 30, 2019
Retail consumer loans:
One-to-four family	$62	$74	$2,375	$2,511	$5,868	$5,318	$649,405	$660,591
HELOCs - originated	—	7	1,060	1,067	225	7	139,203	139,435
HELOCs - purchased	—	—	518	518	—	—	116,972	116,972
Construction and land/lots	—	—	1,265	1,265	372	323	79,907	80,602
Indirect auto finance	—	—	927	927	—	—	153,448	153,448
Consumer	—	4	189	193	—	4	11,412	11,416
Commercial loans:
Commercial real estate	118	28	7,890	8,036	7,706	8,692	910,863	927,261
Construction and development	4	5	3,187	3,196	941	1,397	208,578	210,916
Commercial and industrial	17	2	1,957	1,976	1,669	2	158,800	160,471
Equipment finance	—	—	1,305	1,305	—	—	132,058	132,058
Municipal finance	—	—	435	435	—	—	112,016	112,016
Total	$201	$120	$21,108	$21,429	$16,781	$15,743	$2,672,662	$2,705,186
Loans acquired through acquisitions are initially excluded from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations. The Company records these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these acquired loans at acquisition. A provision for loan losses is recorded for any further deterioration in these acquired loans subsequent to the acquisition.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's impaired loans and the related allowance, by segment and class, excluding PCI loans, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment With a Recorded Allowance	Recorded Investment With No Recorded Allowance	Total	Related Recorded Allowance
September 30, 2019
Retail consumer loans:
One-to-four family	$17,678	$12,747	$2,315	$15,062	$496
HELOCs - originated	2,611	675	1,288	1,963	12
HELOCs - purchased	476	476	—	476	2
Construction and land/lots	1,692	795	315	1,110	27
Indirect auto finance	585	191	216	407	2
Consumer	295	11	35	46	7
Commercial loans:
Commercial real estate	9,674	6,620	2,771	9,391	45
Construction and development	2,482	846	794	1,640	8
Commercial and industrial	8,985	345	—	345	4
Equipment finance	1,022	393	629	1,022	67
Total impaired loans	$45,500	$23,099	$8,363	$31,462	$670
June 30, 2019
Retail consumer loans:
One-to-four family	$18,302	$12,461	$3,152	$15,613	$472
HELOCs - originated	2,410	564	1,219	1,783	46
HELOCs - purchased	666	—	666	666	—
Construction and land/lots	1,917	957	323	1,280	26
Indirect auto finance	601	353	137	490	2
Consumer	379	7	41	48	6
Commercial loans:
Commercial real estate	10,127	6,434	3,404	9,838	36
Construction and development	2,574	940	791	1,731	7
Commercial and industrial	10,173	354	768	1,122	6
Equipment finance	462	—	384	384	—
Total impaired loans	$47,611	$22,070	$10,885	$32,955	$601
The table above includes $15,068 and $17,212, of impaired loans that were not individually evaluated at September 30, 2019 and June 30, 2019, respectively, because these loans did not meet the Company's threshold for individual impairment evaluation. The recorded allowance above includes $476 and $481 related to these loans that were not individually evaluated at September 30, 2019 and June 30, 2019, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's average recorded investment in impaired loans and interest income recognized on impaired loans for the three months ended September 30, 2019 and 2018 follows:

	Three Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$15,338	$206	$19,280	$290
HELOCs - originated	1,873	29	1,319	18
HELOCs - purchased	571	3	186	3
Construction and land/lots	1,195	24	1,593	39
Indirect auto finance	448	5	327	4
Consumer	47	3	806	27
Commercial loans:
Commercial real estate	9,614	77	4,754	93
Construction and development	1,686	14	1,940	29
Commercial and industrial	734	10	219	17
Equipment finance	703	8	—	—
Total loans	$32,209	$379	$30,424	$520
A summary of changes in the accretable yield for PCI loans for the three months ended September 30, 2019 and 2018 follows:

	Three Months Ended
	September 30, 2019	September 30, 2018
Accretable yield, beginning of period	$5,259	$5,734
Reclass from nonaccretable yield (1)	115	10
Other changes, net (2)	(14)	137
Interest income	(444)	(429)
Accretable yield, end of period	$4,916	$5,452
______________________________________

(1)	Represents changes attributable to expected loss assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

For the three months ended September 30, 2019 and 2018, the following tables present a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Extended payment terms:
Retail consumer:
One-to-four family	1	$14	$14	—	$—	$—
Total	1	$14	$14	—	$—	$—
Other TDRs:
Retail consumer:
One-to-four family	3	$35	$34	5	$244	$243
Indirect auto finance	4	68	65	1	33	32
Consumer	—	—	—	1	2	2
Total	7	$103	$99	7	$279	$277
Total	8	$117	$113	7	$279	$277
Other TDRs include TDRs that have a below market interest rate and extended payment terms. The Company does not typically forgive principal when restructuring troubled debt.
The following tables present loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
One-to-four family	2	$122	—	$—
Consumer	1	2	—	—
Total	3	$124	—	$—
Total	3	$124	—	$—
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

6.	Real Estate Owned
The activity within REO for the periods shown is as follows:

	Three Months Ended September 30,
	2019	2018
Balance at beginning of period	$2,929	$3,684
Transfers from loans	46	74
Sales, net of gain or loss	(381)	(344)
Writedowns	(12)	(128)
Balance at end of period	$2,582	$3,286
At September 30, 2019 and June 30, 2019, the Bank had $671 and $1,018 respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $144 and $243 at September 30, 2019 and June 30, 2019, respectively.

7.	Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Three Months Ended September 30,
	2019	2018
Numerator:
Net income	$8,804	$7,790
Allocation of earnings to participating securities	(68)	(55)
Numerator for basic EPS - Net income available to common stockholders	$8,736	$7,735
Effect of dilutive securities:
Dilutive effect to participating securities	8	2
Numerator for diluted EPS	$8,744	$7,737
Denominator:
Weighted-average common shares outstanding - basic	17,097,647	18,125,637
Effect of dilutive shares	656,010	754,839
Weighted-average common shares outstanding - diluted	17,753,657	18,880,476
Net income per share - basic	$0.51	$0.43
Net income per share - diluted	$0.49	$0.41
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 470,800 stock options that were anti-dilutive for the three months ended September 30, 2019, respectively. There were 420,700 stock options that were anti-dilutive for the three months ended September 30, 2018.

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
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the three months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,
	2019	2018
Share based compensation expense	$443	$384
Tax benefit	$104	$88

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents stock option activity for the three months ended September 30, 2019 and 2018:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2018	1,718,270	$17.29	5.9	$18,664
Exercised	28,500	14.41	—	—
Forfeited	4,000	14.37	—	—
Options outstanding at September 30, 2018	1,685,770	$17.34	5.7	$19,902
Exercisable at September 30, 2018	1,198,970	$14.51	4.5	$17,553
Non-vested at September 30, 2018	486,800	$24.32	6.5	$2,349

Options outstanding at June 30, 2019	1,657,214	$17.59	5.0	$12,909
Granted	25,000	25.37	—	—
Exercised	13,400	14.50	—	—
Forfeited	800	17.35	—	—
Options outstanding at September 30, 2019	1,668,014	$17.73	4.9	$13,969
Exercisable at September 30, 2019	1,266,214	$15.40	3.8	$13,509
Non-vested at September 30, 2019	401,800	$25.07	8.1	$460
Assumptions used in estimating the fair value of options granted during the three months ended September 30, 2019 and 2018 are presented below:

	September 30,	September 30,
	2019	2018
Weighted-average volatility	17.84%	—%
Expected dividend yield	0.95%	—%
Risk-free interest rate	1.55%	—%
Expected life (years)	6.5	—
Weighted-average fair value of options granted	$4.67	$—
At September 30, 2019, the Company had $2,052 of unrecognized compensation expense related to 401,800 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.7 years at September 30, 2019. At September 30, 2018, the Company had $2,585 of unrecognized compensation expense related to 486,800 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 2.1 years at September 30, 2018.
The table below presents restricted stock award activity for the three months ended September 30, 2019 and 2018:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2018	133,410	$22.85	$3,755
Vested	2,800	16.27	—
Forfeited	2,000	14.37	—
Non-vested at September 30, 2018	128,610	$23.13	$3,749

Non-vested at June 30, 2019	123,800	$24.65	$2,258
Granted	13,000	25.37	—
Vested	400	19.02	—
Forfeited	3,200	20.62	—
Non-vested at September 30, 2019	133,200	$24.83	$2,256
The table above includes performance-based restrictive stock units totaling 10,375 which were granted during the year ended June 30, 2019. These stock units are scheduled to vest over 3.0 years assuming certain performance metrics are met.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

At September 30, 2019, unrecognized compensation expense was $2,579 related to 133,200 shares of restricted stock originally scheduled to vest over three-, five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.7 years at September 30, 2019. At September 30, 2018, unrecognized compensation expense was $2,337 related to 128,610 shares of restricted stock originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.9 years at September 30, 2018.

9.	Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At September 30, 2019 and June 30, 2019, respectively, loan commitments (excluding $165,382 and $181,477 of undisbursed portions of construction loans) totaled $89,664 and $93,432 of which $23,396 and $34,631 were variable rate commitments and $66,268 and $58,801 were fixed rate commitments. The fixed rate loans had interest rates ranging from 2.25% to 8.75% at September 30, 2019 and 2.69% to 8.59% at June 30, 2019, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $372,329 and $353,663 at September 30, 2019 and June 30, 2019, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, we enter into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these commitments was not material at September 30, 2019 or June 30, 2019.
The Company grants construction and permanent loans collateralized primarily by residential and commercial real estate to customers throughout its primary market areas. In addition, the Company grants equipment financing throughout the eastern United States and municipal financing to customers throughout North and South Carolina. The Company’s loan portfolio can be affected by the general economic conditions within these market areas. Management believes that the Company has no significant concentration of credit in the loan portfolio.
Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the FRB. The daily average calculated cash reserve required as of September 30, 2019 and June 30, 2019 was $126, and $2,633, respectively, which was satisfied by vault cash and balances held at the FRB.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of September 30, 2019 and June 30, 2019 were $8,162 and $9,460, respectively. There was no liability recorded for these letters of credit at September 30, 2019 or June 30, 2019, respectively.
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
The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. The fair value of financial instruments presented in this note are based on the same methodology as presented in Note 21 of the Notes to Consolidated Financial Statements contained in the Company’s 2019 Form 10-K.
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
Once a loan is identified as individually impaired, the fair value is estimated using one of two methods, which include collateral value and discounted cash flows. Loans are considered collateral dependent if repayment is expected solely from the collateral. For these collateral dependent impaired loans, the Company obtains updated appraisals at least annually. These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary. As part of the quarterly review of impaired loans, the Company reviews these appraisals to determine if any additional discounts to the fair value are necessary. If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals. For loans that are not collateral dependent, estimated fair value is based on the present value of expected future cash flows using the interest rate implicit in the original agreement. Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification in the fair value hierarchy. The Company records such impaired loans as a nonrecurring Level 3 in the fair value hierarchy.
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

	September 30, 2019
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$14,261	$—	$14,261	$—
Residential MBS of U.S. Government Agencies and GSEs	73,093	—	73,093	—
Municipal Bonds	24,377	—	24,377	—
Corporate Bonds	53,983	—	53,983	—
Total	$165,714	$—	$165,714	$—

	June 30, 2019
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$15,210	$—	$15,210	$—
Residential MBS of U.S. Government Agencies and GSEs	75,180	—	75,180	—
Municipal Bonds	25,312	—	25,312	—
Corporate Bonds	6,084	—	6,084	—
Total	$121,786	$—	$121,786	$—
There were no transfers between levels during the three months ended September 30, 2019.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	September 30, 2019
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$995	$—	$—	$995
REO	80	—	—	80
Total	$1,075	$—	$—	$1,075

	June 30, 2019
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$9,071	$—	$—	$9,071
REO	1,804	—	—	1,804
Total	$10,875	$—	$—	$10,875
Quantitative information about Level 3 fair value measurements during the period ended September 30, 2019 is shown in the table below:

	Fair Value at September 30, 2019	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$995	Discounted appraisals and discounted cash flows	Collateral discounts and discount spread	0% - 28% 0% - 3%	5%
REO	$80	Discounted appraisals	Collateral discounts	8% - 15%	12%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of September 30, 2019 and June 30, 2019, are summarized below:

	September 30, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$117,093	$117,093	$117,093	$—	$—
Commercial paper	254,302	254,302	254,302	—	—
Certificates of deposit in other banks	50,117	50,117	—	50,117	—
Securities available for sale	165,714	165,714	—	165,714	—
Loans, net	2,487,416	2,427,833	—	—	2,427,833
Loans held for sale	289,319	291,481	—	—	291,481
FHLB stock	32,181	32,181	32,181	—	—
FRB stock	7,345	7,345	7,345	—	—
SBIC investments	6,374	6,374	—	—	6,374
Accrued interest receivable	10,434	10,434	—	1,292	9,142
Liabilities:
Noninterest-bearing and NOW deposits	776,994	776,994	—	776,994	—
Money market accounts	769,000	769,000	—	769,000	—
Savings accounts	169,872	169,872	—	169,872	—
Certificates of deposit	778,328	779,555	—	779,555	—
Borrowings	685,000	698,451	—	698,451	—
Accrued interest payable	2,416	2,416	—	2,416	—

	June 30, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$71,043	$71,043	$71,043	$—	$—
Commercial paper	241,446	241,446	241,446	—	—
Certificates of deposit in other banks	52,005	52,005	—	52,005	—
Securities available for sale	121,786	121,786	—	121,786	—
Loans, net	2,683,761	2,604,827	—	—	2,604,827
Loans held for sale	18,175	18,591	—	—	18,591
FHLB stock	31,969	31,969	31,969	—	—
FRB stock	7,335	7,335	7,335	—	—
SBIC investments	6,074	6,074	—	—	6,074
Accrued interest receivable	10,533	10,533	350	750	9,433
Liabilities:
Noninterest-bearing and NOW deposits	746,617	746,617	—	746,617	—
Money market accounts	691,172	691,172	—	691,172	—
Savings accounts	177,278	177,278	—	177,278	—
Certificates of deposit	712,190	712,485	—	712,485	—
Borrowings	680,000	688,418	—	688,418	—
Accrued interest payable	2,252	2,252	—	2,252	—
The Company had off-balance sheet financial commitments, which included approximately $627,375 and $628,572 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at September 30, 2019 and June 30, 2019, respectively (see Note 9). Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
SBIC investments – No ready market exists for these investments and they have no quoted market value. SBIC investments are valued at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions of identical or similar investments. Accordingly, cost is deemed to be a reasonable estimate of fair value.
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

11.	Leases
As Lessee - Operating Leases
Company operating leases primarily include office space and bank branches. Certain leases include one or more options to renew, with renewal terms that can extend the lease term up to 15 additional years. The exercise of lease renewal options is at our sole discretion. When it is reasonably certain that we will exercise our option to renew or extend the lease term, that option is included in estimating the value of the ROU and lease liability. At September 30, 2019, we did not have any leases that had not yet commenced for which we had created a ROU asset and a lease liability. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of our lease agreements include periodic rate adjustments for inflation. The depreciable life of ROU assets and leasehold improvements are limited to the shorter of the useful life or the expected lease term. Leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets; we recognize lease expenses for these leases over the lease term.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following tables present supplemental balance sheet information related to operating leases. ROU assets are included in other assets and lease liabilities are included in other liabilities.

Supplemental Balance Sheet Information:	September 30, 2019
ROU assets	$5,105
Lease liabilities	5,102
Weighted-average remaining lease terms	5.45
Weighted-average discount rate	3.13%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at September 30, 2019:

Fiscal year ending June 30:
Remaining 2020	$1,003
2021	1,123
2022	1,026
2023	989
2022	522
Thereafter	896
Total of future minimum payments	$5,559
The following table presents components of operating lease expense for the three months ended September 30, 2019:

Operating lease cost (included in occupancy expense)	$473
Sublease income (included in other, net noninterest income)	(64)
Total operating lease expense, net	409
As Lessee - Finance Lease
The Company currently leases land for one of its branch office locations under a finance lease. The ROU asset for the finance lease totaled $2,052 at September 30, 2019 and is included in other assets. The amount was previously recorded in premises and equipment, net. The corresponding lease liability totaled $1,870 at September 30, 2019 and is included in other liabilities. Interest expense on the lease liability totaled $24 for the three months ended September 30, 2019. The finance lease has a maturity date of July 2028 and a discount rate of 5.18%. Upon adoption of ASC 842, the capital lease obligation for June 30, 2019 was also reclassified to other liabilities.
The following schedule summarizes aggregate future minimum lease payments under this finance lease obligation at September 30, 2019:

Fiscal year ending June 30:
Remaining 2020	$100
2021	134
2022	134
2023	134
2023	145
Thereafter	1,993
Total minimum lease payments	2,640
Less: amount representing interest	(770)
Present value of net minimum lease payments	$1,870
Supplemental lease cash flow information for the three months ended September 30, 2019:

ROU assets - noncash additions (operating leases)	$5,296
ROU assets - noncash addition (finance lease)	2,052
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	558
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	33

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

As Lessor - General
The Company leases equipment to commercial end users under operating and finance lease arrangements. Our equipment finance leases consist mainly of transportation, medical, and agricultural equipment. Many of our operating and finance leases offer the lessee the option to purchase the equipment at fair value or for a nominal fixed purchase option; and most of the leases that do not have a nominal purchase option include renewal provisions resulting in some leases continuing beyond initial contractual terms. Our leases do not include early termination options, and continued rent payments are due if leased equipment is not returned at the end of the lease.
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from 1 to 4 years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. Leased assets totaled $11,252 with a residual value of $6,450 as of September 30, 2019. For the three months ended September 30, 2019, total equipment finance operating lease income totaled $568 and depreciation expense totaled $350.
The following schedule summarizes aggregate future minimum operating lease payments to be received at September 30, 2019:

Fiscal year ending June 30:
Remaining 2020	$1,823
2021	5,423
2022	2,540
2023	1,746
2022	663
Thereafter	—
Total of future minimum payments	$12,195
As Lessor - Finance Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment. For the three months ended September 30, 2019, total interest income on equipment finance leases totaled $319.
The following table presents components of finance lease net investment included within equipment finance class of financing receivables:

September 30, 2019
Lease receivables	$25,145
The following schedule summarizes aggregate future minimum finance lease payments to be received at September 30, 2019:

Fiscal year ending June 30:
Remaining 2020	$5,240
2021	6,927
2022	6,093
2023	5,494
2024	3,244
Thereafter	994
Total minimum payments	27,992
Less: amount representing interest	(2,847)
Total	$25,145

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would," and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Board of Governors of the Federal Reserve System (“Federal Reserve”), the NCCOB, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in laws or regulations, changes in regulatory policies and principles or the application or interpretation of laws and regulations by regulatory agencies and tax authorities, including changes in deferred tax asset and liability activity, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; management's assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and the other risks detailed from time to time in our filings with the SEC, including our 2019 Form 10-K.
Many of the forward-looking statements are based upon management's beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.
As used throughout this report, the terms "we", "our", "us", "HomeTrust Bancshares" or the "Company" refer to HomeTrust Bancshares, Inc. and its consolidated subsidiaries, including HomeTrust Bank (the "Bank") unless the context indicates otherwise.
Overview
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the holding company for HomeTrust Bank in connection with HomeTrust Bank’s conversion from mutual to stock form, which was completed on July 10, 2012 (the “Conversion”). As a bank holding company and financial holding company, HomeTrust Bancshares, Inc. is regulated by the Federal Reserve. As a North Carolina state-chartered bank, and member of the Federal Reserve System, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the FDIC. The Bank is a member of the FHLB of Atlanta, which is one of the 12 regional banks in the FHLB System. Our headquarters is located in Asheville, North Carolina.
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences, including home equity loans and construction and land/lot loans, commercial real estate loans, construction and development loans, commercial and industrial loans, SBA loans, equipment finance leases, indirect automobile loans, and municipal finance agreements. We also work with a third party to originate HELOCs which are pooled and sold. In addition, we purchase investment securities consisting primarily of securities issued by United States Government agencies and government-sponsored enterprises, as well as, commercial paper and FDIC insured certificates of deposit.

We offer a variety of deposit accounts for individuals, businesses, and nonprofit organizations. Deposits and borrowings are our primary source of funds for our lending and investing activities.
We are significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing time deposits, other investments, account maturities, and the overall level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles.
Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, loan income and fees, lease income, gain on sale of loans, and gains and losses from sales of securities.
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
In recent years, we have expanded our geographic footprint into seven additional markets through strategic acquisitions as well as two de novo commercial loan offices and one de novo branch office. Looking forward, we believe opportunities currently exist within our market areas to grow our franchise. We anticipate organic growth as the local economies and loan demand strengthens, through our marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions occurring in our market areas. We may also seek to expand our franchise through the selective acquisition of individual branches, loan purchases and, to a lesser degree, whole bank transactions that meet our investment and market objectives. We will continue to be disciplined as it pertains to future expansion focusing primarily on organic growth in our current market areas.
At September 30, 2019, we had 42 locations in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Critical Accounting Policies and Estimates
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) the valuation of goodwill and other intangible assets, and (iii) the valuation of or recognition of deferred tax assets and liabilities. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2019 Form 10-K. There have not been any material changes in the Company's critical accounting policies and estimates during the three months ended September 30, 2019 as compared to the disclosure contained in the Company's 2019 Form 10-K.
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
Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report contains certain non-GAAP financial measures, which include: tangible book value; tangible book value per share, tangible equity to tangible assets ratio; and the ratio of the allowance for loan losses to total loans excluding acquired loans. Management has presented the non-GAAP financial measures in this discussion and analysis because it believes including these items is more indicative of and provides useful and comparative information to assess trends in our core operations while facilitating comparison of the quality and composition of the Company’s earnings over time and in comparison to its competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months Ended September 30, 2019 and 2018” for more detailed information about our financial performance.

Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

	As of
	September 30,	June 30,	September 30,
(Dollars in thousands, except per share data)	2019	2019	2018
Total stockholders' equity	$413,068	$408,896	$414,195
Less: goodwill, core deposit intangibles, net of taxes	27,246	27,562	28,690
Tangible book value (1)	$385,822	$381,334	$385,505
Common shares outstanding	17,818,145	17,984,105	18,939,280
Tangible book value per share	$21.65	$21.20	$20.35
Book value per share	$23.18	$22.74	$21.87

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
	September 30,	June 30,	September 30,
(Dollars in thousands)	2019	2019	2018
Tangible book value (1)	$385,822	$381,334	$385,505
Total assets	3,655,309	3,476,178	3,353,959
Less: goodwill, core deposit intangibles, net of taxes	27,246	27,562	28,690
Total tangible assets(2)	$3,628,063	$3,448,616	$3,325,269
Tangible equity to tangible assets	10.63%	11.06%	11.59%
_________________________________________________________________

(1)	Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

(2)	Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of the allowance for loan losses to total loans and the allowance for loan losses as adjusted to exclude acquired loans:

	As of
(Dollars in thousands)	September 30,	June 30,	September 30,
	2019	2019	2018
Total gross loans receivable (GAAP)	$2,508,477	$2,705,186	$2,587,816
Less: acquired loans	206,937	214,046	253,695
Adjusted gross loans (non-GAAP)	$2,301,540	$2,491,140	$2,334,121

Allowance for loan losses (GAAP)	$21,314	$21,429	$20,932
Less: allowance for loan losses on acquired loans	194	201	295
Adjusted allowance for loan losses (non-GAAP)	$21,120	$21,228	$20,637
Adjusted allowance for loan losses / Adjusted gross loans (non-GAAP)	0.92%	0.85%	0.88%

Comparison of Financial Condition at September 30, 2019 and June 30, 2019
General.  Total assets increased $179.1 million, or 5.2% to $3.7 billion at September 30, 2019 from $3.5 billion at June 30, 2019. Total liabilities increased $175.0 million, or 5.7% to $3.2 billion at September 30, 2019 from $3.1 billion at June 30, 2019. Deposit growth of $167.0 million, or 7.2% and a $5.0 million, or 0.7% increase in borrowings were used to fund the $74.7 million, or 2.7% net increase in total loans receivable and loans held for sale, the $43.9 million, or 36.1% increase in securities available for sale; the $12.9 million, or 5.3% increase in commercial paper as well as the $46.1 million, 64.8% increase in cash and cash equivalents during the first three months of fiscal 2020. Loans held for sale increased with a corresponding decrease in total loans receivable as a result of approximately $256.8 million in one-to-four family loans being marketed for sale. This loan sale is expected to close in November 2019 and result in a gain. The Company is selling these lower rate one-to-four family loans to lower its loan to deposit ratio while increasing its net interest margin over time. Excluding these one-to-four family loans, loans held for sale increased $14.3 million as a result of SBA loan originations during the period.
As of July 1, 2019, the Company adopted the new lease accounting standard, which drove several changes on the balance sheet. Land totaling $2.1 million related to the Company's one finance lease (f/k/a capital lease) was reclassed from premises and equipment, net to other assets as a ROU asset and the corresponding liability was reclassed from a separate line on the balance sheet to other liabilities as a lease liability. The

Company's operating leases led to approximately $5.1 million in ROU assets and corresponding lease liabilities, which are maintained in other assets and other liabilities, respectively.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents increased $46.1 million, or 64.8%, to $117.1 million at September 30, 2019 from $71.0 million at June 30, 2019. Commercial paper increased $12.9 million, or 5.3% to $254.3 million at September 30, 2019 from $241.4 million at June 30, 2019.
Investments.  Debt securities available for sale increased $43.9 million, or 36.1%, to $165.7 million at September 30, 2019 from $121.8 million at June 30, 2019. During the three months ended September 30, 2019, $49.4 million of securities were purchased (primarily shorter term corporate bonds) partially offset by $1.9 million of securities which matured and $3.7 million of principal payments which were received. At September 30, 2019, certificates of deposit in other banks decreased $1.9 million, or 3.6% to $50.1 million compared to $52.0 million at June 30, 2019. The decrease in certificates of deposit in other banks was due to $7.0 million in maturities partially offset by $5.1 million in CD purchases. All certificates of deposit in other banks are fully insured by the FDIC. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We did not believe that there were any other-than-temporary impairments at September 30, 2019; therefore, no impairment losses were recorded during the first three months of fiscal 2020. Other investments at cost at September 30, 2019 included FHLB stock, FRB stock, and SBIC investments totaling $32.2 million, $7.3 million, and $6.4 million, respectively. In total, other investments at cost increased $522,000, or 1.2% from June 30, 2019.
Loans held for sale. Loans held for sale increased to $289.3 million at September 30, 2019 from $18.2 million at June 30, 2019. Excluding, the one-to-four family loan sale mentioned above, loans held for sale increased $14.3 million as a result of SBA loan originations during the period.
Loans.  Net loans receivable decreased $196.3 million, or 7.3%, at September 30, 2019 to $2.5 billion from June 30, 2019 due to the previously mentioned one-to-four loans moved to held for sale, which was partially offset by $73.0 million, or 11.3% annualized rate of organic loan growth.
Retail consumer and commercial loans consist of the following at the dates indicated:

	As of				Percent of total
	September 30,	June 30,	Change		September 30,	June 30,
(Dollars in thousands)	2019	2019	$	%	2019	2019
Retail consumer loans:
One-to-four family	$396,649	$660,591	$(263,942)	(40.0)%	15.8%	24.4%
HELOCs - originated	141,129	139,435	1,694	1.2	5.6	5.2
HELOCs - purchased	104,324	116,972	(12,648)	(10.8)	4.2	4.3
Construction and land/lots	85,319	80,602	4,717	5.9	3.4	3.0
Indirect auto finance	147,808	153,448	(5,640)	(3.7)	5.9	5.7
Consumer	11,400	11,416	(16)	(0.1)	0.5	0.4
Total retail consumer loans	886,629	1,162,464	(275,835)	(23.7)	35.3	43.0
Commercial loans:
Commercial real estate	990,787	927,261	63,526	6.9	39.5	34.3
Construction and development	203,494	210,916	(7,422)	(3.5)	8.1	7.8
Commercial and industrial	158,706	160,471	(1,765)	(1.1)	6.3	5.9
Equipment finance	154,479	132,058	22,421	17.0	6.2	4.9
Municipal leases	114,382	112,016	2,366	2.1	4.6	4.1
Total commercial loans	1,621,848	1,542,722	79,126	5.1	64.7	57.0
Total loans	$2,508,477	$2,705,186	$(196,709)	(7.3)%	100.0%	100.0%
Our expansion into larger metro markets as well as in-market acquisitions combined with improvements in the economy, employment rates, and stronger real estate prices, have led to significant increases in originations of construction and commercial loans located in our market areas. We will continue to take a disciplined approach in our construction and land development lending by concentrating our efforts on smaller one-to-four family residential loans to builders known to us and developers of commercial real estate and multifamily properties with proven success in this type of construction. At September 30, 2019, construction and land/lots totaled $85.3 million including $75.7 million of one-to-four family construction loans that will roll over to permanent loans upon completion of the construction period. Undisbursed construction and land/lots loan commitments at September 30, 2019 totaled $62.0 million. Total construction and development loans at September 30, 2019, were $203.5 million, excluding unfunded loan commitments of $109.4 million, of which $75.3 million was for non-residential commercial real estate construction, $64.1 million was for land development, $45.2 million was for speculative construction of single family properties, and $18.9 million was for multi-family construction. Undisbursed construction and development loan commitments at September 30, 2019 included $57.4 million of commercial real estate projects, multi-family residential projects of $21.4 million and $30.6 million for the speculative construction of one- to four-family residential properties. Total equipment finance loans at September 30, 2019, were $154.5 million, an increase of $22.4 million.

Asset Quality. Our overall asset quality metrics continue to demonstrate our commitment to growing and maintaining a loan portfolio with a moderate risk profile.
Nonperforming assets increased by $177,000 or 1.3% to $13.5 million, or 0.37% of total assets, at September 30, 2019 from $13.3 million, or 0.40% of total assets at June 30, 2019. Nonperforming assets included $10.9 million in nonaccruing loans and $2.6 million in REO at September 30, 2019, compared to $10.4 million and $2.9 million, in nonaccruing loans and REO, respectively, at June 30, 2019. Included in nonperforming loans are $4.2 million of TDR loans of which $664,000 were current with respect to their modified payment terms. At September 30, 2019, $2.6 million, or 24.0%, of nonaccruing loans were current on their loan payments. PCI loans aggregating $1.2 million obtained through prior acquisitions were excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. Nonperforming loans to total loans was 0.43% at September 30, 2019 and 0.38% at June 30, 2019.
The ratio of classified assets to total assets decreased to 0.84% at September 30, 2019 from 0.89% at June 30, 2019. Classified assets decreased to $30.7 million at September 30, 2019 compared to $30.9 million at June 30, 2019. Delinquent loans (loans delinquent 30 days or more) increased to $12.8 million at September 30, 2019, from $10.1 million at June 30, 2019 which was driven by a $2.1 million increase in commercial real estate from three different commercial loan relationships.
As of September 30, 2019, we had identified $31.5 million of impaired loans compared to $33.0 million at June 30, 2019. Our impaired loans are comprised of loans on nonaccrual status and all TDRs, whether performing or on nonaccrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. As of September 30, 2019, there were $16.4 million loans individually evaluated for impairment and $15.1 million were collectively evaluated. For more information on these impaired loans, see Note 5 of the Notes to Consolidated Financial Statements under Item 1 of this report.
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
The allowance for loan losses was $21.3 million, or 0.85% of total loans, at September 30, 2019 compared to $21.4 million, or 0.79% of total loans, at June 30, 2019. The allowance for loan losses to gross loans excluding acquired loans was 0.92% at September 30, 2019, compared to 0.85% at June 30, 2019. The increase in the ratio of allowance for loan losses to gross loans was driven by approximately $256.8 million of one-to-four family loans being transferred to loans held for sale from total loans. The allowance recovered on these transferred loans was offset by the need to increase allowances within our commercial real estate and equipment finance portfolios. The allowance for our acquired loans at September 30, 2019 was $194,000 compared to $201,000 at June 30, 2019.
There was no provision for loan losses for the three months ended September 30, 2019 and 2018. Net loan charge-offs totaled $115,000 for the three months ended September 30, 2019, compared to $128,000 for the same period in fiscal 2019, respectively. Net charge-offs as a percentage of average loans remained stable at 0.02% for the three months ended September 30, 2019 and 2018.
The allowance as a percentage of nonaccruing loans decreased to 195.88% at September 30, 2019 from 206.90% at June 30, 2019.
We believe that the allowance for loan losses as of September 30, 2019 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
Real estate owned. REO decreased $347,000, or 11.8% to $2.6 million at September 30, 2019 primarily due to $381,000 in REO sales that were partially offset by $46,000 in transfers from foreclosed loans during the three months ended September 30, 2019. The total balance of REO at September 30, 2019 included $1.2 million in commercial real estate, $680,000 in single-family homes, and $675,000 in unimproved land.
Deferred income taxes. Deferred income taxes decreased $2.3 million, or 8.5%, to $24.3 million at September 30, 2019 from $26.5 million at June 30, 2019. The decrease was primarily driven by the realization of net operating losses through increases in taxable income.
Goodwill. Goodwill remained unchanged at $25.6 million at both September 30, 2019 and June 30, 2019.
Deposits.  Deposits increased $166.9 million, or 7.2% during the three months ended September 30, 2019 to $2.5 billion from $2.3 billion at June 30, 2019 primarily due to deposit growth initiatives which led to a $100.8 million increase in core deposits as well as a $66.1 million increase in certificates of deposits.

The following table sets forth our deposits by type of deposit account as of the dates indicated:

	As of				Percent of total
	September 30,	June 30,	Change		September 30,	June 30,
(Dollars in thousands)	2019	2018	$	%	2019	2018
Core deposits:
Noninterest-bearing accounts	$327,371	$294,322	$33,049	11.2%	13.1%	12.6%
NOW accounts	449,623	452,295	(2,672)	(0.6)%	18.0%	19.4%
Money market accounts	769,000	691,172	77,828	11.3%	30.8%	29.7%
Savings accounts	169,872	177,278	(7,406)	(4.2)%	6.8%	7.6%
Core deposits	1,715,866	1,615,067	100,799	6.2%	68.8%	69.4%
Certificates of deposit	778,328	712,190	66,138	9.3%	31.2%	30.6%
Total	$2,494,194	$2,327,257	$166,937	7.2%	100.0%	100.0%
Borrowings.  Borrowings increased to $685.0 million at September 30, 2019 from $680.0 million at June 30, 2019. A total of $285.0 million of these FHLB advances have maturities of less than 30 days and $400.0 million consist of convertible FHLB advances with maturities greater than nine years; together with a weighted average interest rate of 1.79% at September 30, 2019.
Equity.  Stockholders' equity at September 30, 2019 increased $4.2 million to $413.1 million from $408.9 million at June 30, 2019. The increase was due to $8.8 million in net income, $781,000 in stock-based compensation, and a $227,000 increase in other comprehensive income representing an increase in unrealized gains on investment securities, net of tax, partially offset by 189,160 shares of common stock repurchased at an average cost of $25.38, or approximately $4.8 million in total, and $1.0 million related to cash dividends declared.

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

	For the Three Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
Assets:
Interest-earning assets:
Loans receivable(1)	$2,749,635	$32,551	4.74%	$2,557,970	$29,010	4.54%
Commercial paper and deposits in other banks	363,123	2,253	2.48%	321,217	1,856	2.31%
Securities available for sale	138,709	896	2.58%	154,249	856	2.22%
Other interest-earning assets(3)	45,710	832	7.28%	42,520	839	7.89%
Total interest-earning assets	3,297,177	36,532	4.43%	3,075,956	32,561	4.23%
Other assets	264,375			245,855
Total assets	$3,561,552			$3,321,811
Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	441,524	319	0.29%	459,895	270	0.23%
Money market accounts	718,981	1,761	0.98%	677,329	957	0.57%
Savings accounts	172,393	52	0.12%	208,289	68	0.13%
Certificate accounts	744,956	3,721	2.00%	530,507	1,455	1.10%
Total interest-bearing deposits	2,077,854	5,853	1.13%	1,876,020	2,750	0.59%
Borrowings	683,413	3,321	1.94%	645,859	3,258	2.02%
Total interest-bearing liabilities	2,761,267	9,174	1.33%	2,521,879	6,008	0.95%
Noninterest-bearing deposits	326,105			323,781
Other liabilities	63,101			63,282
Total liabilities	3,150,473			2,908,942
Stockholders' equity	411,079			412,868
Total liabilities and stockholders' equity	$3,561,552			$3,321,811

Net earning assets	$535,910			$554,077
Average interest-earning assets to
average interest-bearing liabilities	119.41%			121.97%
Tax-equivalent:
Net interest income		$27,358			$26,553
Interest rate spread			3.10%			3.28%
Net interest margin(4)			3.32%			3.45%
Non-tax-equivalent:
Net interest income		$27,073			$26,272
Interest rate spread			3.07%			3.25%
Net interest margin(4)			3.28%			3.42%
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $285 and $281 for the three months ended September 30, 2019 and 2018, respectively, calculated based on a combined federal and state tax rate of 24%.
(3) The average other interest-earning assets consists of FRB stock, FHLB stock, and SBIC investments.
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

	Three Months Ended September 30, 2019
	Compared to
	Three Months Ended September 30, 2018
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$2,173	$1,368	$3,541
Commercial paper and deposits in other banks	243	154	397
Securities available for sale	(86)	126	40
Other interest-earning assets	62	(69)	(7)
Total interest-earning assets	2,392	1,579	3,971
Interest-bearing liabilities:
Interest-bearing checking accounts	$(11)	$60	$49
Money market accounts	59	745	804
Savings accounts	(12)	(4)	(16)
Certificate accounts	589	1,677	2,266
Borrowings	189	(126)	63
Total interest-bearing liabilities	814	2,352	3,166
Net increase (decrease) in tax equivalent interest income	$1,578	$(773)	$805
_____________
(1) Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $285 and $281 for the three months ended September 30, 2019 and 2018, respectively, calculated based on a combined federal and state income tax rate of 24%.
Comparison of Results of Operation for the Three Months Ended September 30, 2019 and 2018
General.  During the three months ended September 30, 2019, net income increased 13.0% to $8.8 million compared to $7.8 million for the three months ended September 30, 2018. The Company's diluted earnings per share increased 19.5% to $0.49 for the three months ended September 30, 2019 compared to $0.41 for the same period in fiscal 2018.
Net Interest Income. Net interest income increased $801,000, or 3.0% to $27.1 million for the quarter ended September 30, 2019 compared to $26.3 million for the corresponding period in 2019. The increase in net interest income for the quarter ended September 30, 2019 was primarily due to a $4.0 million increase in interest and dividend income primarily driven by an increase in average interest-earning assets, which was partially offset by a $3.2 million increase in interest expense.
Average interest-earning assets increased $221.2 million, or 7.2% to $3.3 billion for the quarter ended September 30, 2019 compared to $3.1 billion for the corresponding quarter in fiscal 2019. For the quarter ended September 30, 2019, the average balance of total loans receivable increased $191.7 million, or 6.2% compared to the same quarter last year primarily due to organic loan growth. The average balance of commercial paper and deposits in other banks increased $41.9 million, or 13.0% between the periods driven by increases in commercial paper investments. The average balance in other interest-earning assets increased $3.2 million, or 7.5% as a result of additional SBIC investments and the required purchase of additional shares of FHLB stock as our FHLB borrowings have increased. These increases were mainly funded by the decrease of $15.5 million, or 10.1% in average securities available for sale, and an increase in average interest-bearing liabilities, primarily deposits, of $239.4 million, or 9.5% as compared to the same quarter last year. Net interest margin (on a fully taxable-equivalent basis) for the three months ended September 30, 2019 decreased to 3.32% from 3.45% for the same period a year ago.
Total interest and dividend income increased $4.0 million, or 12.3% for the three months ended September 30, 2019 as compared to the same period last year, which was primarily driven by a $3.5 million, or 12.3% increase in loan interest income and a $396,000, or 21.3% increase in interest income from commercial paper and interest-bearing deposits in other banks. The additional loan interest income was driven by increases in both the average balance of loans receivable and loan yields compared to the prior year quarter. Average loan yields increased 20 basis points to 4.74% for the quarter ended September 30, 2019 from 4.54% in the corresponding quarter last year. Accretable income on acquired loans stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on the acquired loan pools and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from acquired loan pools can be volatile from quarter to quarter, however the incremental accretion is expected to decrease over time as the balance of the purchase discount for acquired loans decreases. For each of the quarters ended September 30, 2019 and 2018, average loan yields included six basis points from the accretion of purchase discounts on acquired loans. The total purchase discount for acquired loans was $6.3 million at September 30, 2019, compared to $6.7 million at June 30, 2019, and $8.5 million at September 30, 2018.
Total interest expense increased $3.2 million, or 52.7% for the quarter ended September 30, 2019 compared to the same period last year. The increase was driven by a $3.1 million, or 112.8% increase in deposit interest expense. The additional deposit interest expense was a result of our continued focus on increasing deposits as the average balance of interest-bearing deposits increased $201.8 million, or 10.8% along with a 54 basis point increase in the average cost of interest-bearing deposits for the quarter ended September 30, 2019 compared to the same quarter last year. Average borrowings for the quarter ended September 30, 2019 increased $37.6 million, or 5.8% and was offset by an eight basis point decrease in the average cost of borrowings compared to the same period last year. The overall average cost of funds increased 38 basis points to 1.33% for the current quarter compared to 0.95% in the same quarter last year due primarily to the impact of the deposit market interest rate increases on our interest-bearing liabilities.
Provision for Loan Losses. During the three months ended September 30, 2019 and 2018 there was no provision for loan losses. Net loan charge-offs totaled $115,000 for the three months ended September 30, 2019 compared to $128,000 for the same period in fiscal 2019. Annualized net charge-offs as a percentage of average loans remained stable at 0.02% for the three months ended September 30, 2019 and 2018.
See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $2.0 million, or 36.5% to $7.7 million for the three months ended September 30, 2019 from $5.6 million for the same period in the previous year. The leading factors of the increase included a $661,000, or 97.5% increase in other noninterest income primarily related to operating lease income from the new equipment finance line of business, a $499,000, or 64.6% increase in gains from the sale of mortgage loans, a $129,000, or 14.4% increase in gains from the sale of loans due to originations and sales of the guaranteed portion of SBA commercial loans, a $554,000, or 168.9% increase in loan income and fees primarily as a result of our adjustable rate conversion program and prepayment fees on equipment finance loans, and a $161,000, or 30.1% increase in BOLI income primarily from $134,000 of additional life insurance proceeds received for the three months ended September 30, 2019 compared to the same period last year.
Noninterest Expense.  Noninterest expense for the three months ended September 30, 2019 increased $1.7 million, or 7.5% to $23.5 million compared to $21.9 million for the three months ended September 30, 2018. The increase was primarily due to a $1.2 million, or 9.7% increase in salaries and employee benefits; a $510,000, or 19.5% increase in other expenses, mainly driven by depreciation from our equipment finance line of business; a $262,000, or 62.8% increase in marketing and advertising expense, which was used to promote deposit growth and other banking products; and a $175,000, or 9.5% increase in computer services. Partially offsetting these increases was a decrease of $304,000, or 100.0% in deposit insurance premiums as a result of credits issued by the FDIC and a $115,000, or 32.5% decrease in REO related expenses as a result of gain on sales for the three months ended September 30, 2019 compared to the same period last year.
Income Taxes. The Company's income tax expense for the three months ended September 30, 2019 was $2.4 million compared to $2.2 million for the three months ended September 30, 2018. The increase in the Company’s federal income tax provision for the three months ended September 30, 2019 was due to an increase in taxable income. The effective tax rate for the three months ended September 30, 2019 and 2018 was 21.4% and 22.1%, respectively.
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2019, the Bank had an available borrowing capacity of $75.8 million with the FHLB of Atlanta, a $122.8 million line of credit with the FRB and a line of credit with each of three unaffiliated banks totaling $70.0 million. At September 30, 2019, we had $685.0 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At September 30, 2019 brokered deposits totaled $179.2 million, or 7.2% of total deposits compared to $176.8 million, or 7.6% of total deposits at June 30, 2019.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits, federal funds, and commercial paper. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. The Company's primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2019, the Company (on an unconsolidated basis) had liquid assets of $11.2 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2019, the total approved loan commitments and unused lines of credit outstanding amounted to $255.0 million and $372.3 million, respectively, as compared to $274.9 million and $353.7 million, respectively, as of June 30, 2019. Certificates of deposit scheduled to mature in one year or less at September 30, 2019, totaled $389.9 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During the first three months of fiscal 2020, cash and cash equivalents increased $46.1 million, or 64.8%, to $117.1 million as of September 30, 2019 from $71.0 million as of June 30, 2019. Cash provided by financing activities was $166.3 million; while cash used for operating and investing activities was $9.1 million and $111.2 million, respectively. Primary sources of cash for the three months ended September 30, 2019 included a $166.9 million increase in deposits, a $5.0 million net increase in borrowings, $1.9 million in maturing certificates of deposit in other banks, net of purchases, $3.7 million in principal repayments from mortgage-backed securities, and $1.9 million in maturing securities available for sale. Primary uses of cash during the period included an increase in loans of $56.5 million, a net increase in commercial paper of $11.2 million, $49.4 million of purchases of debt securities available for sale, $1.6 million in purchases of operating lease equipment, $1.0 million in cash dividends, and $4.8 million in common stock repurchases. All sources and uses of cash reflect our cash management strategy to increase our higher yielding investments and loans by increasing lower costing borrowings and reducing our holdings of lower yielding investments.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the three months ended September 30, 2019, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at September 30, 2019, is as follows (in thousands):

Undisbursed portion of construction loans	$165,382
Commitments to make loans	89,664
Unused lines of credit	372,329
Unused letters of credit	8,162
Total loan commitments	$635,537
Capital Resources
At September 30, 2019, stockholder's equity totaled $413.1 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.
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
At September 30, 2019, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at September 30, 2019 under applicable regulatory requirements.

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.

As of September 30, 2019
Common Equity Tier I Capital to Risk-Weighted Assets	$379,503	11.81%	$144,574	4.50%	$208,829	6.50%
Tier I Capital (to Total Adjusted Assets)	$379,503	10.76%	$141,114	4.00%	$176,392	5.00%
Tier I Capital (to Risk-weighted Assets)	$379,503	11.81%	$192,765	6.00%	$257,020	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$401,272	12.49%	$257,020	8.00%	$321,275	10.00%

As of June 30, 2019
Common Equity Tier I Capital to Risk-Weighted Assets	$374,729	12.20%	$138,226	4.50%	$199,659	6.50%
Tier I Capital (to Total Adjusted Assets)	$374,729	10.89%	$137,649	4.00%	$172,062	5.00%
Tier I Capital (to Risk-weighted Assets)	$374,729	12.20%	$184,301	6.00%	$245,734	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$396,613	12.91%	$245,734	8.00%	$307,168	10.00%

HomeTrust Bank:

As of September 30, 2019
Common Equity Tier I Capital to Risk-Weighted Assets	$357,897	11.14%	$144,515	4.50%	$208,744	6.50%
Tier I Capital (to Total Adjusted Assets)	$357,897	10.16%	$140,964	4.00%	$176,205	5.00%
Tier I Capital (to Risk-weighted Assets)	$357,897	11.14%	$192,687	6.00%	$256,916	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$379,663	11.82%	$256,916	8.00%	$321,145	10.00%

As of June 30, 2019
Common Equity Tier I Capital to Risk-Weighted Assets	$355,759	11.59%	$138,153	4.50%	$199,555	6.50%
Tier I Capital (to Total Adjusted Assets)	$355,759	10.34%	$137,590	4.00%	$171,988	5.00%
Tier I Capital (to Risk-weighted Assets)	$355,759	11.59%	$184,204	6.00%	$245,606	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$377,639	12.30%	$245,606	8.00%	$307,007	10.00%
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At September 30, 2019, the conservation buffer was 4.49% and 3.82% for HomeTrust Bancshares, Inc. and the Bank, respectively.
Impact of Inflation
The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the CPI coincides with changes in interest rates. The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding effect on interest rates or upon the cost of those goods and services normally purchased by the Company. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In other years, the opposite may occur.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk
There has not been any material change in the market risk disclosures contained in our 2019 Form 10-K.
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2019, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2019, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings
The "Litigation" section of Note 10 to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2019 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2019:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
July 1 - July 31, 2019	—	$—	—	224,971
August 1 - August 30, 2019	107,860	25.09	107,860	117,111
September 1 - September 30, 2019	81,300	25.76	81,300	35,811
Total	189,160	$25.38	189,160	35,811
On December 6, 2018, the Company announced that its Board of Directors had authorized the repurchase of up to 931,601 shares of the Company's common stock, representing 5% of the Company's outstanding shares at the time of the announcement. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of September 30, 2019, 895,790 of the shares approved on December 6, 2018 had been purchased at an average price of $25.63.

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

(o)
10.1	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	10.1
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(q)
10.3	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares,Inc. and C. Hunter Westbrook	(q)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(s)
10.4	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares,Inc. and Tony J. VunCannon	(q)
10.5	Employment Agreement between HomeTrust Bancshares, Inc. and Howard L. Sellinger	(q)
10.6	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(b)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(b)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(b)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(b)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(b)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(b)
10.7E	SERP Joinder Agreement for Stan Allen	(b)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(b)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(b)
10.7H	SERP Joinder Agreement for William T. Flynt	(b)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(f)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(b)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(b)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(b)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(b)

10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(b)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(b)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(b)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(b)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(b)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(b)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(b)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(g)
10.13	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(h)
10.14	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(h)
10.15	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(h)
10.16	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(h)
10.17	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(h)
10.18	Reserved
10.19	Reserved
10.20	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(k)
10.21	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(k)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(k)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(k)
10.24	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(k)
10.25	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(k)
10.26	Offer Letter between HomeTrust Bank and Keith J. Houghton	(m)
10.27	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(i)
10.28	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(q)
10.29	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(r)
10.30	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Paula C. Labian	(u)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101

(a)	Reserved

(b)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(c)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(d)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).

(e)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).

(f)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(g)	Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(h)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(i)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-35593).

(j)	Filed as an exhibit to Jefferson Bancshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(k)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(l)	Reserved.

(m)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).

(n)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2016 (File No. 001-35593).

(o)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on August 21, 2018 (File No. 001-35593).

(p)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on May 1, 2018 (File No. 001-35593).

(q)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 11, 2018 (File No. 001-35593).

(r)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (File No. 001-35593).

(s)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2018 (File No. 001-35593.

(t)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-35593).

(u)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 (File No. 001-35593).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: November 8, 2019	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: November 8, 2019	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)