Form 10-Q
period 2019-12-31
HomeTrust Bancshares, Inc.
filed 2020-02-07
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]
There were 17,543,498 shares of common stock, par value of $.01 per share, issued and outstanding as of February 4, 2020.

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

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	December 31, 2019	June 30, 2019 (1)
Assets
Cash	$47,213	$40,909
Interest-bearing deposits	41,705	30,134
Cash and cash equivalents	88,918	71,043
Commercial paper	253,794	241,446
Certificates of deposit in other banks	47,628	52,005
Debt securities available for sale, at fair value	146,022	121,786
Other investments, at cost	36,898	45,378
Loans held for sale	118,055	18,175
Total loans, net of deferred loan costs	2,554,541	2,705,190
Allowance for loan losses	(22,031)	(21,429)
Net loans	2,532,510	2,683,761
Premises and equipment, net	58,020	61,051
Accrued interest receivable	9,714	10,533
REO	1,451	2,929
Deferred income taxes	22,066	26,523
BOLI	91,048	90,254
Goodwill	25,638	25,638
Core deposit intangibles	1,715	2,499
Other assets	36,755	23,157
Total Assets	$3,470,232	$3,476,178
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,557,769	$2,327,257
Borrowings	435,000	680,000
Other liabilities	60,468	60,025
Total liabilities	3,053,237	3,067,282
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,664,384 shares issued and outstanding at December 31, 2019; 17,984,105 at June 30, 2019	177	180
Additional paid in capital	182,366	190,315
Retained earnings	240,312	224,545
Unearned ESOP shares	(6,612)	(6,877)
Accumulated other comprehensive income	752	733
Total stockholders' equity	416,995	408,896
Total Liabilities and Stockholders' Equity	$3,470,232	$3,476,178
(1)    Derived from audited financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Interest and Dividend Income
Loans	$32,119	$30,544	$64,385	$59,272
Commercial paper and interest-bearing deposits in other banks	1,912	1,966	4,165	3,823
Securities available for sale	1,093	876	1,989	1,732
Other investments	772	1,014	1,604	1,853
Total interest and dividend income	35,896	34,400	72,143	66,680
Interest Expense
Deposits	6,321	3,607	12,174	6,357
Borrowings	2,541	3,692	5,862	6,950
Total interest expense	8,862	7,299	18,036	13,307
Net Interest Income	27,034	27,101	54,107	53,373
Provision for Loan Losses	400	—	400	—
Net Interest Income after Provision for Loan Losses	26,634	27,101	53,707	53,373
Noninterest Income
Service charges and fees on deposit accounts	2,605	2,577	5,048	4,978
Loan income and fees	871	295	1,753	623
Gain on sale of loans held for sale	3,775	944	6,074	2,614
BOLI income	509	520	1,206	1,056
Other, net	1,314	749	2,653	1,427
Total noninterest income	9,074	5,085	16,734	10,698
Noninterest Expense
Salaries and employee benefits	14,170	12,857	28,082	25,542
Net occupancy expense	2,384	2,425	4,726	4,751
Computer services	1,985	1,895	4,009	3,744
Telephone, postage, and supplies	798	743	1,600	1,512
Marketing and advertising	641	402	1,320	819
Deposit insurance premiums	12	335	12	639
Loss on sale and impairment of REO	122	75	103	254
REO expense	238	173	496	348
Core deposit intangible amortization	373	526	784	1,092
Other	3,318	2,427	6,442	5,040
Total noninterest expense	24,041	21,858	47,574	43,741
Income Before Income Taxes	11,667	10,328	22,867	20,330
Income Tax Expense	2,476	2,287	4,872	4,499
Net Income	$9,191	$8,041	$17,995	$15,831
Per Share Data:
Net income per common share:
Basic	$0.54	$0.45	$1.05	$0.88
Diluted	$0.52	$0.43	$1.01	$0.84
Average shares outstanding:
Basic	16,906,457	17,797,553	17,002,052	17,961,465
Diluted	17,567,680	18,497,334	17,660,687	18,689,584
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net Income	$9,191	$8,041	$17,995	$15,831
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	(270)	1,126	25	748
Deferred income tax benefit (expense)	62	(259)	(6)	(172)
Total other comprehensive income (loss)	$(208)	$867	$19	$576
Comprehensive Income	$8,983	$8,908	$18,014	$16,407
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Three Months Ended December 31, 2019
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at September 30, 2019	17,818,145	$178	$186,359	$232,315	$(6,744)	$960	$413,068
Net income	—	—	—	9,191	—	—	9,191
Cash dividends declared on common stock, $0.07/common share	—	—	—	(1,194)	—	—	(1,194)
Stock repurchased	(207,261)	(2)	(5,417)	—	—	—	(5,419)
Exercised stock options	53,500	1	768	—	—	—	769
Stock option expense	—	—	190	—	—	—	190
Restricted stock expense	—	—	250	—	—	—	250
ESOP shares allocated	—	—	216	—	132	—	348
Other comprehensive loss	—	—	—	—	—	(208)	(208)
Balance at December 31, 2019	17,664,384	$177	$182,366	$240,312	$(6,612)	$752	$416,995

	Six Months Ended December 31, 2019
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2019	17,984,105	$180	$190,315	$224,545	$(6,877)	$733	$408,896
Net income	—	—	—	17,995	—	—	17,995
Cash dividends declared on common stock, $0.13/common share	—	—	—	(2,228)	—	—	(2,228)
Stock repurchased	(396,421)	(4)	(10,215)	—	—	—	(10,219)
Forfeited restricted stock	(3,200)	—	—	—	—	—	—
Granted restricted stock	13,000	—	—	—	—	—	—
Exercised stock options	66,900	1	962	—	—	—	963
Stock option expense	—	—	388	—	—	—	388
Restricted stock expense	—	—	495	—	—	—	495
ESOP shares allocated	—	—	421	—	265	—	686
Other comprehensive income	—	—	—	—	—	19	19
Balance at December 31, 2019	17,664,384	$177	$182,366	$240,312	$(6,612)	$752	$416,995

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(Dollars in thousands)

	Three Months Ended December 31, 2018
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at September 30, 2018	18,939,280	$190	$214,803	$208,365	$(7,274)	$(1,889)	$414,195
Net income	—	—	—	8,041	—	—	8,041
Cash dividends declared on common stock, $0.06/common share	—	—	—	(1,117)	—	—	(1,117)
Stock repurchased	(431,455)	(5)	(11,917)	—	—	—	(11,922)
Forfeited restricted stock	(700)	—	—	—	—	—	—
Retired stock	—	—	(17)	—	—	—	(17)
Exercised stock options	13,700	—	198	—	—	—	198
Stock option expense	—	—	174	—	—	—	174
Restricted stock expense	—	—	198	—	—	—	198
ESOP shares allocated	—	—	221	—	132	—	353
Other comprehensive income	—	—	—	—	—	867	867
Balance at December 31, 2018	18,520,825	$185	$203,660	$215,289	$(7,142)	$(1,022)	$410,970

	Six Months Ended December 31, 2018
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2018	19,041,668	$191	$217,480	$200,575	$(7,406)	$(1,598)	$409,242
Net income	—	—	—	15,831	—	—	15,831
Cash dividends declared on common stock, $0.12/common share	—	—	—	(1,117)	—	—	(1,117)
Stock repurchased	(559,755)	(6)	(15,640)	—	—	—	(15,646)
Forfeited restricted stock	(2,700)	—	—	—	—	—	—
Retired stock	(588)	—	(17)	—	—		(17)
Exercised stock options	42,200	—	608	—	—	—	608
Stock option expense	—	—	359	—	—	—	359
Restricted stock expense	—	—	397	—	—	—	397
ESOP shares allocated	—	—	473	—	264	—	737
Other comprehensive income	—	—	—	—	—	576	576
Balance at December 31, 2018	18,520,825	$185	$203,660	$215,289	$(7,142)	$(1,022)	$410,970
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Six Months Ended December 31,
	2019	2018
Operating Activities:
Net income	$17,995	$15,831
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	—
Depreciation	2,564	2,144
Deferred income tax expense	4,451	3,860
Net amortization and accretion	(2,991)	(3,611)
Loss on sale and impairment of REO	103	254
Gain on sale of loans held for sale	(6,074)	(2,614)
Origination of loans held for sale	(156,416)	(79,420)
Proceeds from sales of loans held for sale	138,457	78,998
Increase in deferred loan costs, net	(1,082)	(265)
Decrease in accrued interest receivable and other assets	(670)	(2,816)
Amortization of core deposit intangibles	784	1,092
BOLI income	(1,206)	(1,056)
ESOP compensation expense	686	737
Restricted stock and stock option expense	883	756
Decrease in other liabilities	(4,853)	(7,614)
Net cash provided by (used in) operating activities	(6,969)	6,276
Investing Activities:
Purchase of securities available for sale	(56,430)	(15,750)
Proceeds from maturities of securities available for sale	24,860	11,565
Net purchases of commercial paper	(9,187)	(7,204)
Purchase of certificates of deposit in other banks	(8,616)	(6,709)
Maturities of certificates of deposit in other banks	12,993	21,710
Principal repayments of mortgage-backed securities	7,090	9,668
Net redemptions (purchases) of other investments	8,480	(2,927)
Proceeds from sale of loans not originated for sale	154,870	—
Net increase in loans	(78,731)	(108,995)
Purchase of BOLI	(65)	(79)
Proceeds from redemption of BOLI	477	7
Purchase of premises and equipment	(777)	(692)
Purchase of operating lease equipment	(5,569)	(5,525)
Proceeds from sale of REO	1,421	571
Net cash provided by (used in) investing activities	50,816	(104,360)
Financing Activities:
Net increase in deposits	230,512	61,816
Net increase (decrease) in other borrowings	(245,000)	53,000
Common stock repurchased	(10,219)	(15,646)
Cash dividends paid	(2,228)	(1,117)
Retired stock	—	(17)
Exercised stock options	963	608
Net cash provided by (used in) financing activities	(25,972)	98,644
Net Increase in Cash and Cash Equivalents	17,875	560
Cash and Cash Equivalents at Beginning of Period	71,043	70,746
Cash and Cash Equivalents at End of Period	$88,918	$71,306

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
Supplemental Disclosures:	Six Months Ended December 31,
	2019	2018
Cash paid during the period for:
Interest	$18,771	$12,534
Income taxes	1,300	277
Noncash transactions:
Unrealized gain in value of securities available for sale, net of income taxes	19	576
Transfer of loans to REO	46	96
Transfer of loans held for sale to total loans	9,736	5,794
Transfer of one-to-four family loans to held for sale	240,453	1,608
Transfer of land from property and equipment to other assets for new finance lease accounting	2,052	—
New ROU asset and lease liabilities from adoption of new lease accounting standard	5,296	—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2019 ("2019 Form 10-K") filed with the SEC on September 13, 2019. The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2020.
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
Adoption of Lease Accounting Standard
On July 1, 2019, the Company adopted ASU 2016-02, Leases (“Topic 842”), and subsequent related ASUs. The new leasing standard modifies the accounting, presentation, and disclosures for both lessees and lessors. The Company elected the modified retrospective transition option which allows for application of the Topic 842 guidance at the adoption date. Therefore, comparative prior period financial information was not adjusted and will continue to be reported under the previous accounting guidance of ASC 840, Leases (“ASC 840”). No cumulative-effect adjustment to retained earnings as of July 1, 2019 was necessary as a result of adopting the new standard. The Company elected the “package of practical expedients” permitted under the transition guidance which allows the Company not to reassess its prior conclusions regarding lease identification, classification of existing leases, and treatment of initial direct costs on existing leases. Any lease arrangements and significant modifications entered into subsequent to the adoption date are accounted for in accordance with the new standard.
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
For our finance lease, the Company leases land for one of its retail locations. Upon adoption of Topic 842, the Company reclassed $2.1 million from land to ROU assets in other assets. In addition, the corresponding liability of $1.9 million, which was disclosed separately on the balance sheet was reclassified to other liabilities.

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
Lessor Topic 842 Accounting
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
At the inception of each operating lease, we record a residual value for the leased equipment based on our estimate of the future value of the equipment at the end of the lease term or end of the equipment’s estimated useful life as indicated by industry data. Operating leases have higher risk because a smaller percentage of the equipment's value is covered by contractual cash flows over the term of the lease. If the market value of leased equipment under operating leases decreases at a rate greater than we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, recession or other adverse economic conditions, or other factors, it could adversely affect the current values or the residual values of such equipment. The Company seeks to mitigate these risks by maintaining a relatively young fleet of leased assets with wide operator bases, which can facilitate attractive lease and utilization rates. The Company manages and evaluates residual values by performing periodic reviews of estimated residual values and monitoring levels of residual realizations. A change in estimated operating lease residual values would result in a change in future depreciation expense. Any impairments are recognized at the time a change is identified.
Rental revenue on operating leases is recognized on a straight-line basis over the lease term and is included in other noninterest income.
Finance Leases - The Company’s finance leases are classified as direct financing leases under ASC 842. The Company’s finance lease activity primarily relates to leasing of new equipment with the equipment purchase price equal to fair value and therefore there is no selling profit or loss at lease commencement. When there is no selling profit or loss, initial direct costs are deferred at the commencement date and included in the measurement of the net investment in the lease.
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
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company has selected a third-party vendor to provide ongoing support under the new methodology. The Bank's project team is currently evaluating our current expected loss methodology of our loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the Bank is also in the process of compiling historical data that will be used to calculate expected credit losses on its loan portfolio and intends to run parallel models during the latter part of fiscal year 2020 to ensure it is fully compliant with the ASU at the adoption date. A valuation adjustment to our allowance for loan losses or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings. Once adopted, the Company expects its allowance for loan losses to increase, however, until its evaluation is complete the magnitude of the increase will be unknown.
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
In November 2019, the FASB issued ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses." This ASU clarifies certain aspects of the amendments in ASU 2016-13 and is part of the FASB's ongoing project to improve codification and correcting unintended application. The items within this ASU are not expected to have a significant effect on current accounting practice. The effective date and transition requirements for this ASU is the same as ASU 2016-13. The adoption of ASU No. 2019-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 326): Simplifying the Accounting for Income Taxes." This ASU is part of the FASB's simplification initiative to reduce complexity in accounting standards. The items within this ASU are not expected to have a significant effect on current accounting practice. The effective date and transition requirements for the first and second items of this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020 and early adoption is permitted. The adoption of ASU No. 2019-12 is not expected to have a material impact on the Company's Consolidated Financial Statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

3.	Debt Securities
Securities available for sale consist of the following at the dates indicated:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$8,126	$142	$—	$8,268
Residential MBS of U.S. Government Agencies and GSEs	54,163	565	(157)	54,571
Municipal Bonds	22,750	416	(2)	23,164
Corporate Bonds	60,007	53	(41)	60,019
Total	$145,046	$1,176	$(200)	$146,022

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$15,099	$122	$(11)	$15,210
Residential MBS of U.S. Government Agencies and GSEs	74,778	586	(184)	75,180
Municipal Bonds	24,896	423	(7)	25,312
Corporate Bonds	6,061	43	(20)	6,084
Total	$120,834	$1,174	$(222)	$121,786
Debt securities available for sale by contractual maturity at December 31, 2019 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	December 31, 2019
	Amortized Cost	Estimated Fair Value
Due within one year	$33,965	$33,983
Due after one year through five years	48,933	49,214
Due after five years through ten years	5,895	6,155
Due after ten years	2,090	2,099
Mortgage-backed securities	54,163	54,571
Total	$145,046	$146,022
The Company had no sales of securities available for sale during the three and six months ended December 31, 2019 and 2018. There were no gross realized gains or losses for the three and six months ended December 31, 2019 and 2018.

Securities available for sale with costs totaling $85,057 and $94,337 and market values of $85,686 and $94,876 at December 31, 2019 and June 30, 2019, respectively, were pledged as collateral to secure various public deposits and other borrowings.
The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019 and June 30, 2019 were as follows:

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential MBS of U.S. Government Agencies and GSEs	$7,954	$(63)	$9,458	$(94)	$17,412	$(157)
Municipal Bonds	1,867	(2)	—	—	1,867	(2)
Corporate Bonds	40,997	(41)	—	—	40,997	(41)
Total	$50,818	$(106)	$9,458	$(94)	$60,276	$(200)

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
The total number of securities with unrealized losses at December 31, 2019, and June 30, 2019 were 72 and 100, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates subsequent to the purchase dates of the securities. The Company had no other-than-temporary impairment losses during the six months ended December 31, 2019.

4.	Other Investments
Other investments, at cost consist of the following at the dates indicated:

	December 31, 2019	June 30, 2019
FHLB of Atlanta stock	$21,556	$31,969
FRB stock	7,353	7,335
SBIC investments	7,989	6,074
Total	$36,898	$45,378
As a requirement for membership, the Bank invests in the stock of both the FHLB of Atlanta and the FRB. No ready market exists for these securities so carrying value approximates their fair value based on the redemption provisions of the FHLB of Atlanta and the FRB, respectively. SBIC investments are equity securities without a readily determinable fair value.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

5.	Loans
Loans consist of the following at the dates indicated:

	December 31, 2019	June 30, 2019
Retail consumer loans:
One-to-four family	$417,255	$660,591
HELOCs - originated	142,989	139,435
HELOCs - purchased	92,423	116,972
Construction and land/lots	71,901	80,602
Indirect auto finance	142,533	153,448
Consumer	11,102	11,416
Total retail consumer loans	878,203	1,162,464
Commercial loans:
Commercial real estate	998,019	927,261
Construction and development	223,839	210,916
Commercial and industrial	152,727	160,471
Equipment finance	185,427	132,058
Municipal finance	115,240	112,016
Total commercial loans	1,675,252	1,542,722
Total loans	2,553,455	2,705,186
Deferred loan costs, net	1,086	4
Total loans, net of deferred loan costs	2,554,541	2,705,190
Allowance for loan losses	(22,031)	(21,429)
Loans, net	$2,532,510	$2,683,761
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.
The Company's total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2019
Retail consumer loans:
One-to-four family	$402,896	$2,016	$7,046	$264	$13	$412,235
HELOCs - originated	140,565	776	1,417	—	7	142,765
HELOCs - purchased	91,949	—	474	—	—	92,423
Construction and land/lots	71,401	8	156	—	—	71,565
Indirect auto finance	141,431	—	1,102	—	—	142,533
Consumer	11,025	—	70	3	4	11,102
Commercial loans:
Commercial real estate	972,258	6,971	12,720	—	—	991,949
Construction and development	219,918	3,040	255	1	—	223,214
Commercial and industrial	147,757	621	2,788	—	16	151,182
Equipment finance	184,384	—	1,043	—	—	185,427
Municipal finance	114,957	283	—	—	—	115,240
Total loans	$2,498,541	$13,715	$27,071	$268	$40	$2,539,635

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2019
Retail consumer loans:
One-to-four family	$644,159	$2,089	$8,072	$384	$19	$654,723
HELOCs - originated	137,001	766	1,434	—	9	139,210
HELOCs - purchased	116,306	—	666	—	—	116,972
Construction and land/lots	79,995	71	164	—	—	80,230
Indirect auto finance	152,393	13	1,042	—	—	153,448
Consumer	11,375	1	33	3	4	11,416
Commercial loans:
Commercial real estate	901,183	8,066	10,306	—	—	919,555
Construction and development	207,827	790	1,357	1	—	209,975
Commercial and industrial	157,325	877	600	—	—	158,802
Equipment finance	131,674	—	384	—	—	132,058
Municipal finance	111,721	295	—	—	—	112,016
Total loans	$2,650,959	$12,968	$24,058	$388	$32	$2,688,405
The Company's total purchased credit impaired ("PCI") loans by segment, class, and risk grade at the dates indicated follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2019
Retail consumer loans:
One-to-four family	$3,515	$487	$1,018	$—	$—	$5,020
HELOCs - originated	224	—	—	—	—	224
Construction and land/lots	110	—	226	—	—	336
Commercial loans:
Commercial real estate	3,231	1,860	979	—	—	6,070
Construction and development	283	—	342	—	—	625
Commercial and industrial	1,542	—	—	—	3	1,545
Total loans	$8,905	$2,347	$2,565	$—	$3	$13,820

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2019
Retail consumer loans:
One-to-four family	$4,124	$248	$1,496	$—	$—	$5,868
HELOCs - originated	225	—	—	—	—	225
Construction and land/lots	142	—	230	—	—	372
Commercial loans:
Commercial real estate	4,503	1,903	1,300	—	—	7,706
Construction and development	453	—	488	—	—	941
Commercial and industrial	1,666	—	—	—	3	1,669
Total loans	$11,113	$2,151	$3,514	$—	$3	$16,781

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
December 31, 2019
Retail consumer loans:
One-to-four family	$3,575	$1,676	$5,251	$412,004	$417,255
HELOCs - originated	260	260	520	142,469	142,989
HELOCs - purchased	47	298	345	92,078	92,423
Construction and land/lots	9	260	269	71,632	71,901
Indirect auto finance	520	155	675	141,858	142,533
Consumer	14	17	31	11,071	11,102
Commercial loans:
Commercial real estate	285	1,237	1,522	996,497	998,019
Construction and development	—	148	148	223,691	223,839
Commercial and industrial	80	30	110	152,617	152,727
Equipment finance	1,620	1,043	2,663	182,764	185,427
Municipal finance	—	—	—	115,240	115,240
Total loans	$6,410	$5,124	$11,534	$2,541,921	$2,553,455

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2019
Retail consumer loans:
One-to-four family	$1,615	$1,389	$3,004	$657,587	$660,591
HELOCs - originated	226	231	457	138,978	139,435
HELOCs - purchased	—	485	485	116,487	116,972
Construction and land/lots	138	6	144	80,458	80,602
Indirect auto finance	459	237	696	152,752	153,448
Consumer	6	8	14	11,402	11,416
Commercial loans:
Commercial real estate	2,279	516	2,795	924,466	927,261
Construction and development	—	1,133	1,133	209,783	210,916
Commercial and industrial	207	99	306	160,165	160,471
Equipment finance	649	384	1,033	131,025	132,058
Municipal finance	—	—	—	112,016	112,016
Total loans	$5,579	$4,488	$10,067	$2,695,119	$2,705,186

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follows:

	December 31, 2019		June 30, 2019
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$3,534	$—	$3,223	$—
HELOCs - originated	389	—	372	—
HELOCs - purchased	474	—	666	—
Construction and land/lots	43	—	6	—
Indirect auto finance	497	—	463	—
Consumer	36	—	21	—
Commercial loans:
Commercial real estate	7,690	—	3,559	—
Construction and development	256	—	1,357	—
Commercial and industrial	299	—	307	—
Equipment finance	1,043	—	384	—
Total loans	$14,261	$—	$10,358	$—
PCI loans totaling $1,214 at December 31, 2019 and $1,344 at June 30, 2019 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
TDRs are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Additionally, all TDRs are considered impaired. The Company had no commitments to lend additional funds on these TDR loans at December 31, 2019.
The Company's loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follows:

	December 31, 2019	June 30, 2019
Performing TDRs included in impaired loans	$15,208	$23,116
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	Three Months Ended December 31, 2019				Three Months Ended December 31, 2018
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$194	$5,728	$15,392	$21,314	$295	$7,252	$13,385	$20,932
Provision for (recovery of) loan losses	(42)	(1,043)	1,485	400	(96)	(341)	437	—
Charge-offs	—	(96)	(599)	(695)	—	(177)	(78)	(255)
Recoveries	—	811	201	1,012	—	502	240	742
Balance at end of period	$152	$5,400	$16,479	$22,031	$199	$7,236	$13,984	$21,419

	Six Months Ended December 31, 2019				Six Months Ended December 31, 2018
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$201	$6,419	$14,809	$21,429	$483	$7,527	$13,050	$21,060
Provision for (recovery of) loan losses	(49)	(1,599)	2,048	400	(284)	(406)	690	—
Charge-offs	—	(383)	(742)	(1,125)	—	(592)	(81)	(673)
Recoveries	—	963	364	1,327	—	707	325	1,032
Balance at end of period	$152	$5,400	$16,479	$22,031	$199	$7,236	$13,984	$21,419

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total
December 31, 2019
Retail consumer loans:
One-to-four family	$18	$66	$1,557	$1,641	$5,020	$4,036	$408,199	$417,255
HELOCs - originated	—	7	1,158	1,165	224	7	142,758	142,989
HELOCs - purchased	—	—	411	411	—	—	92,423	92,423
Construction and land/lots	—	—	1,142	1,142	336	309	71,256	71,901
Indirect auto finance	—	—	927	927	—	11	142,522	142,533
Consumer	—	4	128	132	—	4	11,098	11,102
Commercial loans:
Commercial real estate	113	743	8,311	9,167	6,070	7,111	984,838	998,019
Construction and development	4	5	3,443	3,452	625	322	222,892	223,839
Commercial and industrial	17	16	1,693	1,726	1,545	43	151,139	152,727
Equipment finance	—	67	1,753	1,820	—	1,013	184,414	185,427
Municipal finance	—	—	448	448	—	—	115,240	115,240
Total	$152	$908	$20,971	$22,031	$13,820	$12,856	$2,526,779	$2,553,455
June 30, 2019
Retail consumer loans:
One-to-four family	$62	$74	$2,375	$2,511	$5,868	$5,318	$649,405	$660,591
HELOCs - originated	—	7	1,060	1,067	225	7	139,203	139,435
HELOCs - purchased	—	—	518	518	—	—	116,972	116,972
Construction and land/lots	—	—	1,265	1,265	372	323	79,907	80,602
Indirect auto finance	—	—	927	927	—	—	153,448	153,448
Consumer	—	4	189	193	—	4	11,412	11,416
Commercial loans:
Commercial real estate	118	28	7,890	8,036	7,706	8,692	910,863	927,261
Construction and development	4	5	3,187	3,196	941	1,397	208,578	210,916
Commercial and industrial	17	2	1,957	1,976	1,669	2	158,800	160,471
Equipment finance	—	—	1,305	1,305	—	—	132,058	132,058
Municipal finance	—	—	435	435	—	—	112,016	112,016
Total	$201	$120	$21,108	$21,429	$16,781	$15,743	$2,672,662	$2,705,186
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's impaired loans and the related allowance, by segment and class, excluding PCI loans, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment With a Recorded Allowance	Recorded Investment With No Recorded Allowance	Total	Related Recorded Allowance
December 31, 2019
Retail consumer loans:
One-to-four family	$15,469	$11,533	$1,956	$13,489	$442
HELOCs - originated	2,378	1,579	182	1,761	43
HELOCs - purchased	475	475	—	475	2
Construction and land/lots	1,696	814	309	1,123	26
Indirect auto finance	749	356	203	559	3
Consumer	372	20	41	61	6
Commercial loans:
Commercial real estate	8,424	6,084	1,855	7,939	754
Construction and development	1,617	643	80	723	8
Commercial and industrial	9,783	284	855	1,139	19
Equipment finance	1,467	405	638	1,043	67
Total impaired loans	$42,430	$22,193	$6,119	$28,312	$1,370
June 30, 2019
Retail consumer loans:
One-to-four family	$18,302	$12,461	$3,152	$15,613	$472
HELOCs - originated	2,410	564	1,219	1,783	46
HELOCs - purchased	666	—	666	666	—
Construction and land/lots	1,917	957	323	1,280	26
Indirect auto finance	601	353	137	490	2
Consumer	379	7	41	48	6
Commercial loans:
Commercial real estate	10,127	6,434	3,404	9,838	36
Construction and development	2,574	940	791	1,731	7
Commercial and industrial	10,173	354	768	1,122	6
Equipment finance	462	—	384	384	—
Total impaired loans	$47,611	$22,070	$10,885	$32,955	$601
The table above includes $15,456 and $17,212, of impaired loans that were not individually evaluated at December 31, 2019 and June 30, 2019, respectively, because these loans did not meet the Company's threshold for individual impairment evaluation. The recorded allowance above includes $462 and $481 related to these loans that were not individually evaluated at December 31, 2019 and June 30, 2019, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's average recorded investment in impaired loans and interest income recognized on impaired loans for the three and six months ended December 31, 2019 and 2018 follows:

	Three Months Ended
	December 31, 2019		December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$14,276	$192	$17,856	$175
HELOCs - originated	1,862	26	924	13
HELOC - purchased	476	3	186	3
Construction and land/lots	1,117	20	1,525	21
Indirect auto finance	483	6	335	2
Consumer	53	3	1,618	16
Commercial loans:
Commercial real estate	8,665	76	4,257	34
Construction and development	1,181	11	1,766	15
Commercial and industrial	742	14	196	8
Equipment finance	$1,032	—	$—	$—
Total loans	$29,887	$351	$28,663	$287

	Six Months Ended
	December 31, 2019		December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$15,085	$378	$18,568	$467
HELOCs - originated	1,700	53	1,121	35
HELOCs - purchased	540	6	186	7
Construction and land/lots	1,201	44	1,559	55
Indirect auto finance	467	15	331	6
Consumer	288	6	1,212	45
Commercial loans:
Commercial real estate	8,419	144	4,506	121
Construction and development	1,527	26	1,853	31
Commercial and industrial	710	90	208	25
Equipment finance	643	3	—	—
Total loans	$30,580	$765	$29,544	$792

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A summary of changes in the accretable yield for PCI loans for the three and six months ended December 31, 2019 and 2018 follows:

	Three Months Ended
	December 31, 2019	December 31, 2018
Accretable yield, beginning of period	$4,916	$5,452
Reclass from nonaccretable yield (1)	135	414
Other changes, net (2)	(295)	198
Interest income	(401)	(832)
Accretable yield, end of period	$4,355	$5,232

	Six Months Ended
	December 31, 2019	December 31, 2018
Accretable yield, beginning of period	$5,259	$5,734
Reclass from nonaccretable yield (1)	250	424
Other changes, net (2)	(309)	335
Interest income	(845)	(1,261)
Accretable yield, end of period	$4,355	$5,232
______________________________________

(1)	Represents changes attributable to expected loss assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.
For the three and six months ended December 31, 2019 and 2018, the following tables present a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended December 31, 2019			Three Months Ended December 31, 2018
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	$—	1	$85	$85
Commercial:
Commercial real estate	1	88	88	—	—	—
Total	1	$88	$88	1	$85	$85
Extended payment terms:
Retail consumer:
One-to-four family	1	$56	$53	—	$—	$—
Commercial:
Commercial & Industrial	1	826	826	—	—	—
Total	2	$882	$879	—	$—	$—
Other TDRs:
Retail consumer:
One-to-four family	2	$11	$10	5	$354	$353
Consumer	—	—	—	1	85	85
Commercial:
Construction and development	1	182	79	—	—	—
Total	3	$193	$89	6	$439	$438
Total	6	$1,163	$1,056	7	$524	$523

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Six Months Ended December 31, 2019			Six Months Ended December 31, 2018
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	$—	1	$85	$85
Commercial:
Commercial real estate	1	88	88	—	—	—
Total	1	$88	$88	1	$85	$85
Extended payment terms:
Retail consumer:
One-to-four family	2	$70	$67	—	$—	$—
Commercial:
Commercial and industrial	1	826	826	—	—	—
Total	3	$896	$893	—	$—	$—
Other TDRs:
Retail consumer:
One-to-four family	3	$45	$43	9	$598	$593
Indirect auto finance	4	68	61	1	33	30
Consumer	—	—	—	2	87	87
Commercial:
Construction and development	1	182	79	—	—	—
Total	8	$295	$183	12	$718	$710
Total	12	$1,279	$1,164	13	$803	$795
Other TDRs include TDRs that have a below market interest rate and extended payment terms. The Company does not typically forgive principal when restructuring troubled debt.
The following tables present loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
One-to-four family	—	$—	2	$165
Consumer	—	—	1	2
Total	—	$—	3	$167
Total	—	$—	3	$167

	Six Months Ended December 31, 2019		Six Months Ended December 31, 2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
One-to-four family	2	$50	2	$165
Consumer	—	—	1	2
Total	2	$50	3	$167
Total	2	$50	3	$167

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

6.	Real Estate Owned
The activity within REO for the periods shown is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Balance at beginning of period	$2,582	$3,286	$2,929	$3,684
Transfers from loans	—	22	46	96
Sales, net of gain or loss	(965)	(230)	(1,346)	(574)
Writedowns	(166)	(123)	(178)	(251)
Balance at end of period	$1,451	$2,955	$1,451	$2,955
At December 31, 2019 and June 30, 2019, the Bank had $581 and $1,018 respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $147 and $243 at December 31, 2019 and June 30, 2019, respectively.

7.	Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Numerator:
Net income	$9,191	$8,041	$17,995	$15,831
Allocation of earnings to participating securities	(72)	(57)	(140)	(112)
Numerator for basic EPS - Net income available to common stockholders	$9,119	$7,984	$17,855	$15,719
Effect of dilutive securities:
Dilutive effect to participating securities	8	2	5	4
Numerator for diluted EPS	$9,127	$7,986	$17,860	$15,723
Denominator:
Weighted-average common shares outstanding - basic	16,906,457	17,797,553	17,002,052	17,961,465
Effect of dilutive shares	661,223	699,781	658,635	728,119
Weighted-average common shares outstanding - diluted	17,567,680	18,497,334	17,660,687	18,689,584
Net income per share - basic	$0.54	$0.45	$1.05	$0.88
Net income per share - diluted	$0.52	$0.43	$1.01	$0.84
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 459,400 and 470,800 stock options that were anti-dilutive for the three and six months ended December 31, 2019, respectively. There were 420,300 stock options that were anti-dilutive for the three and six months ended December 31, 2018.

8.	Equity Incentive Plan
The Company provides stock-based awards through the 2013 Omnibus Incentive Plan, which provides for awards of restricted stock, restricted stock units, stock options, stock appreciation rights and cash awards to directors, directors emeritus, officers, employees and advisory directors. The cost of equity-based awards under the 2013 Omnibus Incentive Plan generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the plan is 2,962,400, including 2,116,000 for stock options and stock appreciation rights and 846,400 for awards of restricted stock and restricted stock units.
Shares of common stock issued under the 2013 Omnibus Incentive Plan may be authorized but unissued shares or, in the case of restricted stock awards, may be repurchased shares.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the three and six months ended December 31, 2019 and 2018, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Share-based compensation expense	$440	$372	$883	$756
Tax benefit	$103	$78	$208	$192
The table below presents stock option activity for the six months ended December 31, 2019 and 2018:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2018	1,718,270	$17.29	5.9	$18,664
Exercised	42,200	14.42	—	—
Forfeited	4,700	17.11	—	—
Options outstanding at December 31, 2018	1,671,370	$17.37	5.4	$14,732
Exercisable at December 31, 2018	1,185,270	$14.51	4.2	$13,832
Non-vested at December 31, 2018	486,100	$24.33	8.5	$900

Options outstanding at June 30, 2019	1,657,214	$17.59	5.0	$12,909
Granted	25,000	25.37	—	—
Exercised	66,900	14.40	—	—
Forfeited	800	17.35	—	—
Options outstanding at December 31, 2019	1,614,514	$17.84	4.7	$14,538
Exercisable at December 31, 2019	1,212,714	$15.45	3.5	$13,805
Non-vested at December 31, 2019	401,800	$25.07	7.9	$733
Assumptions used in estimating the fair value of options granted during the six months ended December 31, 2019 and 2018 are presented below:

	December 31,	December 31,
	2019	2018
Weighted-average volatility	17.84%	—%
Expected dividend yield	0.95%	—%
Risk-free interest rate	1.55%	—%
Expected life (years)	6.5	—
Weighted-average fair value of options granted	$4.67	$—
At December 31, 2019, the Company had $1,854 of unrecognized compensation expense related to 401,800 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.4 years at December 31, 2019. At December 31, 2018, the Company had $2,385 of unrecognized compensation expense related to 486,100 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.8 years at December 31, 2018.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents restricted stock award activity for the six months ended December 31, 2019 and 2018:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2018	133,410	$22.85	$3,755
Vested	2,800	16.27	—
Forfeited	2,700	16.13	—
Non-vested at December 31, 2018	127,910	$23.14	$3,349

Non-vested at June 30, 2019	123,800	$24.65	$3,322
Granted	13,000	25.37	—
Vested	400	19.02	—
Forfeited	3,200	20.62	—
Non-vested at December 31, 2019	133,200	$24.83	$3,574
The table above includes performance-based restrictive stock units totaling 10,375 which were granted during the year ended June 30, 2019. These stock units are scheduled to vest over 3.0 years assuming certain performance metrics are met.
At December 31, 2019, unrecognized compensation expense was $2,325 related to 133,200 shares of restricted stock originally scheduled to vest over three-, five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.5 years at December 31, 2019. At December 31, 2018, unrecognized compensation expense was $2,129 related to 127,910 shares of restricted stock originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.6 years at December 31, 2018.

9.	Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At December 31, 2019 and June 30, 2019, respectively, loan commitments (excluding $164,770 and $181,477 of undisbursed portions of construction loans) totaled $75,665 and $93,432 of which $17,053 and $34,631 were variable rate commitments and $58,612 and $58,801 were fixed rate commitments. The fixed rate loans had interest rates ranging from 1.69% to 9.11% at December 31, 2019 and 2.69% to 8.59% at June 30, 2019, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $383,692 and $353,663 at December 31, 2019 and June 30, 2019, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, we enter into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these commitments was not material at December 31, 2019 or June 30, 2019.
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
Restrictions on Cash – The Bank is required by regulation to maintain a varying cash reserve balance with the FRB. The daily average calculated cash reserve required as of December 31, 2019 and June 30, 2019 was $2,348, and $2,633, respectively, which was satisfied by vault cash and balances held at the FRB.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of December 31, 2019 and June 30, 2019 were $7,976 and $9,460, respectively. There was no liability recorded for these letters of credit at December 31, 2019 or June 30, 2019, respectively.
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

	December 31, 2019
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$8,268	$—	$8,268	$—
Residential MBS of U.S. Government Agencies and GSEs	54,571	—	54,571	—
Municipal Bonds	23,164	—	23,164	—
Corporate Bonds	60,019	—	60,019	—
Total	$146,022	$—	$146,022	$—

	June 30, 2019
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$15,210	$—	$15,210	$—
Residential MBS of U.S. Government Agencies and GSEs	75,180	—	75,180	—
Municipal Bonds	25,312	—	25,312	—
Corporate Bonds	6,084	—	6,084	—
Total	$121,786	$—	$121,786	$—
There were no transfers between levels during the six months ended December 31, 2019.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$6,623	$—	$—	$6,623
REO	707	—	—	707
Total	$7,330	$—	$—	$7,330

	June 30, 2019
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$9,071	$—	$—	$9,071
REO	1,804	—	—	1,804
Total	$10,875	$—	$—	$10,875
Quantitative information about Level 3 fair value measurements during the period ended December 31, 2019 is shown in the table below:

	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$6,623	Discounted appraisals and discounted cash flows	Collateral discounts and discount spread	0% - 28% 0% - 3%	19%
REO	$707	Discounted appraisals	Collateral discounts	8% - 25%	11%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of December 31, 2019 and June 30, 2019, are summarized below:

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$88,918	$88,918	$88,918	$—	$—
Commercial paper	253,794	253,794	253,794	—	—
Certificates of deposit in other banks	47,628	47,628	—	47,628	—
Securities available for sale	146,022	146,022	—	146,022	—
Loans, net	2,532,510	2,494,000	—	—	2,494,000
Loans held for sale	118,055	119,237	—	—	119,237
FHLB stock	21,556	21,556	21,556	—	—
FRB stock	7,353	7,353	7,353	—	—
SBIC investments	7,989	7,989	—	—	7,989
Accrued interest receivable	9,714	9,714	—	987	8,727
Liabilities:
Noninterest-bearing and NOW deposits	784,748	784,748	—	784,748	—
Money market accounts	815,949	815,949	—	815,949	—
Savings accounts	167,520	167,520	—	167,520	—
Certificates of deposit	789,552	791,101	—	791,101	—
Borrowings	435,000	443,019	—	443,019	—
Accrued interest payable	1,517	1,517	—	1,517	—

	June 30, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$71,043	$71,043	$71,043	$—	$—
Commercial paper	241,446	241,446	241,446	—	—
Certificates of deposit in other banks	52,005	52,005	—	52,005	—
Securities available for sale	121,786	121,786	—	121,786	—
Loans, net	2,683,761	2,604,827	—	—	2,604,827
Loans held for sale	18,175	18,591	—	—	18,591
FHLB stock	31,969	31,969	31,969	—	—
FRB stock	7,335	7,335	7,335	—	—
SBIC investments	6,074	6,074	—	—	6,074
Accrued interest receivable	10,533	10,533	350	750	9,433
Liabilities:
Noninterest-bearing and NOW deposits	746,617	746,617	—	746,617	—
Money market accounts	691,172	691,172	—	691,172	—
Savings accounts	177,278	177,278	—	177,278	—
Certificates of deposit	712,190	712,485	—	712,485	—
Borrowings	680,000	688,418	—	688,418	—
Accrued interest payable	2,252	2,252	—	2,252	—
The Company had off-balance sheet financial commitments, which included approximately $624,127 and $628,572 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at December 31, 2019 and June 30, 2019, respectively (see Note 9). Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
As Lessee - Operating Leases
Company operating leases primarily include office space and bank branches. Certain leases include one or more options to renew, with renewal terms that can extend the lease term up to 15 additional years. The exercise of lease renewal options is at our sole discretion. When it is reasonably certain that we will exercise our option to renew or extend the lease term, that option is included in estimating the value of the ROU and lease liability. At December 31, 2019, we did not have any leases that had not yet commenced for which we had created a ROU asset and a lease liability. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of our lease agreements include periodic rate adjustments for inflation. The depreciable life of ROU assets and leasehold improvements are limited to the shorter of the useful life or the expected lease term. Leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets; we recognize lease expenses for these leases over the lease term.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following tables present supplemental balance sheet information related to operating leases. ROU assets are included in other assets and lease liabilities are included in other liabilities.

Supplemental Balance Sheet Information:	December 31, 2019
ROU assets	$4,812
Lease liabilities	4,809
Weighted-average remaining lease terms	5.29
Weighted-average discount rate	3.14%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at December 31, 2019:

Fiscal year ending June 30:
Remaining 2020	$669
2021	1,123
2022	1,026
2023	989
2022	522
Thereafter	896
Total of future minimum payments	$5,225
The following table presents components of operating lease expense for the three and six months ended December 31, 2019:

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Operating lease cost (included in occupancy expense)	$459	$932
Sublease income (included in other, net noninterest income)	(56)	(120)
Total operating lease expense, net	403	812
As Lessee - Finance Lease
The Company currently leases land for one of its branch office locations under a finance lease. The ROU asset for the finance lease totaled $2,052 at December 31, 2019 and is included in other assets. The amount was previously recorded in premises and equipment, net. The corresponding lease liability totaled $1,861 at December 31, 2019 and is included in other liabilities. For the three and six months ended December 31, 2019, interest expense on the lease liability totaled $25 and $49, respectively. The finance lease has a maturity date of July 2028 and a discount rate of 5.18%. Upon adoption of ASC 842, the capital lease obligation for June 30, 2019 was also reclassified to other liabilities.
The following schedule summarizes aggregate future minimum lease payments under this finance lease obligation at December 31, 2019:

Fiscal year ending June 30:
Remaining 2020	$67
2021	134
2022	134
2023	134
2023	145
Thereafter	1,993
Total minimum lease payments	2,607
Less: amount representing interest	(746)
Present value of net minimum lease payments	$1,861
Supplemental lease cash flow information for the six months ended December 31, 2019:

ROU assets - noncash additions (operating leases)	$5,296
ROU assets - noncash addition (finance lease)	2,052
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	1,091
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	67

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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from 1 to 5 years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. Leased assets totaled $15,507 with a residual value of $9,082 as of December 31, 2019. For the three and six months ended December 31, 2019, total equipment finance operating lease income totaled $658 and $1,226, respectively. For the three and six months ended December 31, 2019, depreciation expense totaled $459 and $808, respectively.
The following schedule summarizes aggregate future minimum operating lease payments to be received at December 31, 2019:

Fiscal year ending June 30:
Remaining 2020	$1,709
2021	6,505
2022	4,566
2023	2,609
2022	1,661
Thereafter	87
Total of future minimum payments	$17,137
As Lessor - Finance Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment. For the three and six months ended December 31, 2019, total interest income on equipment finance leases totaled $383 and 702, respectively.
The following table presents components of finance lease net investment included within equipment finance class of financing receivables:

December 31, 2019
Lease receivables	$31,446
The following schedule summarizes aggregate future minimum finance lease payments to be received at December 31, 2019:

Fiscal year ending June 30:
Remaining 2020	$3,695
2021	9,152
2022	7,762
2023	7,236
2024	4,855
Thereafter	2,197
Total minimum payments	34,897
Less: amount representing interest	(3,451)
Total	$31,446

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
As used throughout this report, the terms "we", "our", "us", "HomeTrust Bancshares" or the "Company" refer to HomeTrust Bancshares, Inc. and its consolidated subsidiary, including HomeTrust Bank (the "Bank") unless the context indicates otherwise.
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
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences, including home equity loans and construction and land/lot loans, commercial real estate loans, construction and development loans, commercial and industrial loans, SBA loans, equipment finance leases, indirect automobile loans, and municipal finance agreements. We also work with a third party to originate HELOCs which are pooled and sold. In addition, we purchase investment securities consisting primarily of securities issued by United States Government agencies and government-sponsored enterprises, as well as, corporate bonds, commercial paper and FDIC insured certificates of deposit.

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
In recent years, we have expanded our geographic footprint into seven additional markets through strategic acquisitions as well as two de novo commercial loan offices and one de novo branch office. Looking forward, we believe opportunities currently exist within our market areas to grow our franchise. We anticipate organic growth as the local economies and loan demand strengthen, through our marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions occurring in our market areas. We may also seek to expand our franchise through the selective acquisition of individual branches, loan purchases and, to a lesser degree, whole bank transactions that meet our investment and market objectives. We will continue to be disciplined as it pertains to future expansion focusing primarily on organic growth in our current market areas.
At December 31, 2019, we had 41 locations in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Critical Accounting Policies and Estimates
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) the valuation of goodwill and other intangible assets, and (iii) the valuation of or recognition of deferred tax assets and liabilities. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2019 Form 10-K. There have not been any material changes in the Company's critical accounting policies and estimates during the six months ended December 31, 2019 as compared to the disclosure contained in the Company's 2019 Form 10-K.
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
Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report contains certain non-GAAP financial measures, which include: tangible book value; tangible book value per share, tangible equity to tangible assets ratio; and the ratio of the allowance for loan losses to total loans excluding acquired loans. Management has presented the non-GAAP financial measures in this discussion and analysis because it believes including these items is more indicative of and provides useful and comparative information to assess trends in our core operations while facilitating comparison of the quality and composition of the Company’s earnings over time and in comparison to its competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Six Months Ended December 31, 2019 and 2018” for more detailed information about our financial performance.

Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

	As of
	December 31,	June 30,	December 31,
(Dollars in thousands, except per share data)	2019	2019	2018
Total stockholders' equity	$416,995	$408,896	$410,970
Less: goodwill, core deposit intangibles, net of taxes	26,959	27,562	28,284
Tangible book value (1)	$390,036	$381,334	$382,686
Common shares outstanding	17,664,384	17,984,105	18,520,825
Tangible book value per share	$22.08	$21.20	$20.66
Book value per share	$23.61	$22.74	$22.19

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
	December 31,	June 30,	December 31,
(Dollars in thousands)	2019	2019	2018
Tangible book value (1)	$390,036	$381,334	$382,686
Total assets	3,470,232	3,476,178	3,413,099
Less: goodwill, core deposit intangibles, net of taxes	26,959	27,562	28,284
Total tangible assets(2)	$3,443,273	$3,448,616	$3,384,815
Tangible equity to tangible assets	11.33%	11.06%	11.31%
_________________________________________________________________

(1)	Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

(2)	Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of the allowance for loan losses to total loans and the allowance for loan losses as adjusted to exclude acquired loans:

	As of
(Dollars in thousands)	December 31,	June 30,	December 31,
	2019	2019	2018
Total gross loans receivable (GAAP)	$2,553,455	$2,705,186	$2,632,730
Less: acquired loans	186,970	214,046	236,389
Adjusted gross loans (non-GAAP)	$2,366,485	$2,491,140	$2,396,341

Allowance for loan losses (GAAP)	$22,031	$21,429	$21,419
Less: allowance for loan losses on acquired loans	152	201	199
Adjusted allowance for loan losses (non-GAAP)	$21,879	$21,228	$21,220
Adjusted allowance for loan losses / Adjusted gross loans (non-GAAP)	0.92%	0.85%	0.89%

Comparison of Financial Condition at December 31, 2019 and June 30, 2019
General.  Total assets and liabilities remained relatively level at $3.5 and $3.1 billion, respectively, at December 31, 2019 compared to June 30, 2019. As previously reported in the first quarter of the fiscal year, the Company marketed for sale $256.8 million in one-to-four family loans, of which $154.9 million were sold during the second quarter resulting in a $958,000 after-tax gain. The Company is selling these lower rate one-to-four family loans to decrease its loan to deposit ratio while increasing its net interest margin over time. The funds received from the one-to-four family loans sold and deposit growth of $230.5 million, or 9.9% were used to pay down $245.0 million, or 36.0% of borrowings, fund the $41.6 million, or 7.8% net increase in cash and cash equivalents, commercial paper, certificates of deposit in other banks, securities available for sale, and other investments at cost for the first six months of fiscal 2020.
As of July 1, 2019, the Company adopted the new lease accounting standard, which drove several changes on the balance sheet. Land totaling $2.1 million related to the Company's one finance lease (f/k/a capital lease) was reclassed from premises and equipment, net to other assets as a ROU asset and the corresponding liability was reclassed from a separate line on the balance sheet to other liabilities as a lease liability. The Company's operating leases led to approximately $4.8 million in ROU assets and corresponding lease liabilities, which are maintained in other assets and other liabilities, respectively.

Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents increased $17.9 million, or 25.2%, to $88.9 million at December 31, 2019 from $71.0 million at June 30, 2019. Commercial paper increased $12.3 million, or 5.1% to $253.8 million at December 31, 2019 from $241.4 million at June 30, 2019.
Investments.  Debt securities available for sale increased $24.2 million, or 19.9%, to $146.0 million at December 31, 2019 from $121.8 million at June 30, 2019. During the six months ended December 31, 2019, $56.4 million of securities were purchased (primarily shorter term corporate bonds) partially offset by $24.9 million of securities which matured and $7.1 million of MBS principal payments which were received. The overall increase in shorter-term corporate bonds provides the Company with higher yields compared to MBS and agency securities while remaining within our investment policy. At December 31, 2019, certificates of deposit in other banks decreased $4.4 million, or 8.4% to $47.6 million compared to $52.0 million at June 30, 2019. The decrease in certificates of deposit in other banks was due to $13.0 million in maturities partially offset by $8.6 million in CD purchases. All certificates of deposit in other banks are fully insured by the FDIC. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We did not believe that there were any other-than-temporary impairments at December 31, 2019; therefore, no impairment losses were recorded during the first six months of fiscal 2020. Other investments at cost decreased $8.5 million, or 18.7% to $36.9 million at December 31, 2019 from $45.4 million at June 30, 2019. Other investments at cost included FHLB stock, FRB stock, and SBIC investments totaling $21.5 million, $7.4 million, and $8.0 million, respectively. The overall decrease was driven by a $10.4 million, or 32.6% reduction in FHLB stock as a result of $245.0 million in borrowings paid down during the first six months of fiscal 2020.
Loans held for sale. Loans held for sale increased to $118.1 million at December 31, 2019 from $18.2 million at June 30, 2019. The balance includes approximately $85.6 million of the previously discussed one-to-four family loans being marketed for sale. Excluding these one-to-four family loans, loans held for sale increased $14.3 million primarily from $17.3 million of HELOCs originated for sale.
Loans.  Net loans receivable decreased $151.3 million, or 5.6%, at December 31, 2019 to $2.5 billion from June 30, 2019 due to the previously mentioned one-to-four loans moved to held for sale, which was partially offset by $114.4 million, or 8.8% annualized rate of organic loan growth.
Retail consumer and commercial loans consist of the following at the dates indicated:

	As of				Percent of total
	December 31,	June 30,	Change		December 31,	June 30,
(Dollars in thousands)	2019	2019	$	%	2019	2019
Retail consumer loans:
One-to-four family	$417,255	$660,591	$(243,336)	(36.8)%	16.3%	24.4%
HELOCs - originated	142,989	139,435	3,554	2.5	5.6	5.2
HELOCs - purchased	92,423	116,972	(24,549)	(21.0)	3.6	4.3
Construction and land/lots	71,901	80,602	(8,701)	(10.8)	2.8	3.0
Indirect auto finance	142,533	153,448	(10,915)	(7.1)	5.6	5.7
Consumer	11,102	11,416	(314)	(2.8)	0.4	0.4
Total retail consumer loans	878,203	1,162,464	(284,261)	(24.5)	34.4	43.0
Commercial loans:
Commercial real estate	998,019	927,261	70,758	7.6	39.1	34.3
Construction and development	223,839	210,916	12,923	6.1	8.8	7.8
Commercial and industrial	152,727	160,471	(7,744)	(4.8)	6.0	5.9
Equipment finance	185,427	132,058	53,369	40.4	7.3	4.9
Municipal leases	115,240	112,016	3,224	2.9	4.5	4.1
Total commercial loans	1,675,252	1,542,722	132,530	8.6	65.6	57.0
Total loans	$2,553,455	$2,705,186	$(151,731)	(5.6)%	100.0%	100.0%
Our expansion into larger metro markets combined with improvements in the economy, employment rates, and stronger real estate prices, have led to significant increases in originations of construction and commercial loans located in our market areas. We will continue to take a disciplined approach in our construction and land development lending by concentrating our efforts on smaller one-to-four family residential loans to builders known to us and developers of commercial real estate and multifamily properties with proven success in this type of construction. At December 31, 2019, construction and land/lots totaled $71.9 million including $63.6 million of one-to-four family construction loans that will roll over to permanent loans upon completion of the construction period. Undisbursed construction and land/lots loan commitments at December 31, 2019 totaled $58.9 million. Total construction and development loans at December 31, 2019, were $223.8 million, excluding unfunded loan commitments of $105.8 million, of which $87.3 million was for non-residential commercial real estate construction, $60.0 million was for land development, $49.9 million was for speculative construction of single family properties, and $26.6 million was for multi-family construction. Undisbursed construction and development loan commitments at December 31, 2019 included $58.4 million of commercial real estate projects, multi-family residential projects of $16.4 million and $35.3 million for the speculative construction of one- to four-family residential properties.

Total equipment finance loans at December 31, 2019, were $185.4 million, an increase of $53.4 million from June 30, 2019. Our Equipment Finance line of business first began operations in May 2018 and offers companies that are purchasing equipment for their business flexible and customizable repayment terms while managing related tax and accounting issues. These products are primarily made up of commercial finance agreements and commercial loans for transportation, construction, and manufacturing equipment. The loans have terms ranging from 24 to 84 months, with an average of five years and are secured by the financed equipment. Typical transaction sizes range from $25,000 to $1.0 million, with an average size of approximately $200,000.
Asset Quality. Our overall asset quality metrics continue to demonstrate our commitment to growing and maintaining a loan portfolio with a moderate risk profile.
Nonperforming assets increased by $2.4 million, or 18.3% to $15.7 million, or 0.45% of total assets, at December 31, 2019 from $13.3 million, or 0.38% of total assets at June 30, 2019. Nonperforming assets included $14.3 million in nonaccruing loans and $1.5 million in REO at December 31, 2019, compared to $10.4 million and $2.9 million, in nonaccruing loans and REO, respectively, at June 30, 2019. The increase in nonperforming assets was mainly driven by one large commercial real estate loan relationship that was moved to nonaccrual during the quarter. Included in nonperforming loans are $7.3 million of TDR loans of which $5.8 million were current with respect to their modified payment terms. At December 31, 2019, $7.6 million, or 53.0%, of nonaccruing loans were current on their loan payments. PCI loans aggregating $1.2 million obtained through prior acquisitions were excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. Nonperforming loans to total loans was 0.56% at December 31, 2019 and 0.38% at June 30, 2019.
The ratio of classified assets to total assets increased to 0.90% at December 31, 2019 from 0.89% at June 30, 2019. Classified assets increased to $31.4 million at December 31, 2019 compared to $30.9 million at June 30, 2019. Delinquent loans (loans delinquent 30 days or more) increased to $11.5 million at December 31, 2019, from $10.1 million at June 30, 2019 which was driven by a $1.6 million increase in equipment finance contracts.
As of December 31, 2019, we had identified $28.3 million of impaired loans compared to $33.0 million at June 30, 2019. Our impaired loans are comprised of loans on nonaccrual status and all TDRs, whether performing or on nonaccrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. As of December 31, 2019, there were $12.9 million loans individually evaluated for impairment and $15.4 million were collectively evaluated. For more information on these impaired loans, see Note 5 of the Notes to Consolidated Financial Statements under Item 1 of this report.
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
The allowance for loan losses was $22.0 million, or 0.86% of total loans, at December 31, 2019 compared to $21.4 million, or 0.79% of total loans, at June 30, 2019. The allowance for loan losses to gross loans excluding acquired loans was 0.92% at December 31, 2019, compared to 0.85% at June 30, 2019. The increase in the ratio of allowance for loan losses to gross loans was driven by approximately $154.9 million of one-to-four family loans being sold, $85.6 million one-to-four loans being transferred to loans held for sale from total loans, and a $602,000 increase in the allowance for loan losses from a $400,000 provision for loan losses and $202,000 in net loan recoveries. The increase in the allowance was mainly driven by the previously mentioned commercial real estate loan relationship that was moved to nonaccrual during the quarter which resulted in a combination of charge-offs and impairments totaling approximately $1.1 million. The allowance for our acquired loans at December 31, 2019 was $152,000 compared to $201,000 at June 30, 2019.
There was a $400,000 provision for loan losses for the six months ended December 31, 2019, compared to no provision for the corresponding period in fiscal year 2019. Net loan recoveries totaled $202,000 for the six months ended December 31, 2019, compared to $359,000 for the same period in fiscal year 2019. Net recoveries as a percentage of average loans were (0.01)% and (0.03)% for the six months ended December 31, 2019 and 2018, respectively.
The allowance as a percentage of nonaccruing loans decreased to 154.48% at December 31, 2019 from 206.90% at June 30, 2019.
We believe that the allowance for loan losses as of December 31, 2019 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. The adoption of ASU 2016-03, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" will significantly change the Company's accounting for the allowance for loan losses. For more information on this ASU, See Note 2 - Recent Accounting Pronouncements of the Notes to Consolidated Financial Statements under Item 1 of this report.

Real estate owned. REO decreased $1.5 million, or 50.5% to $1.5 million at December 31, 2019 primarily due to $1.3 million in REO sales during the six months ended December 31, 2019. The total balance of REO at December 31, 2019 included $581,000 in single-family homes, $435,000 in commercial real estate,and $435,000 in unimproved land.
Deferred income taxes. Deferred income taxes decreased $4.5 million, or 16.8%, to $22.1 million at December 31, 2019 from $26.5 million at June 30, 2019. The decrease was primarily driven by the realization of net operating losses through increases in taxable income.
Goodwill. Goodwill remained unchanged at $25.6 million at both December 31, 2019 and June 30, 2019.
Other assets. Other assets increased $13.6 million, or 58.7%, to $36.8 million at December 31, 2019 from $23.2 million at June 30, 2019. The increase was driven by the previously mentioned ROU assets on our finance and operating leases and a $5.5 million increase in operating leases from our newer equipment finance line of business.
Deposits.  Deposits increased $230.5 million, or 9.9% during the six months ended December 31, 2019 to $2.6 billion from $2.3 billion at June 30, 2019 primarily due to deposit growth initiatives which led to a $153.2 million increase in core deposits as well as a $77.4 million increase in certificates of deposit.
The following table sets forth our deposits by type of deposit account as of the dates indicated:

	As of				Percent of total
	December 31,	June 30,	Change		December 31,	June 30,
(Dollars in thousands)	2019	2019	$	%	2019	2019
Core deposits:
Noninterest-bearing accounts	$327,320	$294,322	$32,998	11.2%	12.8%	12.6%
NOW accounts	457,428	452,295	5,133	1.1%	17.9%	19.4%
Money market accounts	815,949	691,172	124,777	18.1%	31.9%	29.7%
Savings accounts	167,520	177,278	(9,758)	(5.5)%	6.5%	7.6%
Core deposits	1,768,217	1,615,067	153,150	9.5%	69.1%	69.4%
Certificates of deposit	789,552	712,190	77,362	10.9%	30.9%	30.6%
Total	$2,557,769	$2,327,257	$230,512	9.9%	100.0%	100.0%
Borrowings.  Borrowings decreased to $435.0 million at December 31, 2019 from $680.0 million at June 30, 2019. A total of $60.0 million of these FHLB advances have maturities of less than 30 days and $375.0 million consist of convertible FHLB advances with maturities greater than nine years; together with a weighted average interest rate of 1.59% at December 31, 2019.
Equity.  Stockholders' equity at December 31, 2019 increased $8.1 million, or 2.0% to $417.0 million from $408.9 million at June 30, 2019. The increase was due to $18.0 million in net income and $1.6 million in stock-based compensation, partially offset by 396,421 shares of common stock repurchased at an average cost of $25.78, or approximately $10.2 million in total, and $2.2 million related to cash dividends declared.

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

	For the Three Months Ended December 31,
	2019			2018
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable(1)	$2,782,412	$32,409	4.66%	$2,610,117	$30,826	4.72%
Commercial paper and deposits in other banks	346,376	1,912	2.21%	313,158	1,965	2.51%
Securities available for sale	165,577	1,093	2.64%	151,788	876	2.31%
Other interest-earning assets(3)	44,398	772	6.95%	44,147	1,015	9.20%
Total interest-earning assets	3,338,763	36,186	4.34%	3,119,210	34,682	4.45%
Other assets	269,679			250,516
Total assets	3,608,442			3,369,726
Liabilities and equity:
Interest-bearing deposits:
Interest-bearing checking accounts	455,747	375	0.33%	465,418	302	0.26%
Money market accounts	785,374	2,083	1.06%	689,335	1,265	0.73%
Savings accounts	168,022	50	0.12%	196,434	63	0.13%
Certificate accounts	778,664	3,813	1.96%	564,112	1,977	1.40%
Total interest-bearing deposits	2,187,807	6,321	1.16%	1,915,299	3,607	0.75%
Borrowings	605,489	2,541	1.68%	673,783	3,692	2.19%
Total interest-bearing liabilities	2,793,296	8,862	1.27%	2,589,082	7,299	1.13%
Noninterest-bearing deposits	334,732			309,012
Other liabilities	65,812			60,689
Total liabilities	3,193,840			2,958,783
Stockholders' equity	414,602			410,943
Total liabilities and stockholders' equity	$3,608,442			$3,369,726

Net earning assets	$545,467			$530,128
Average interest-earning assets to
average interest-bearing liabilities	119.53%			120.48%
Tax-equivalent:
Net interest income		$27,324			$27,383
Interest rate spread			3.07%			3.32%
Net interest margin(4)			3.27%			3.51%
Non-tax-equivalent:
Net interest income		$27,034			$27,101
Interest rate spread			3.03%			3.28%
Net interest margin(4)			3.24%			3.48%
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $290 and $282 for the three months ended December 31, 2019 and 2018, respectively, calculated based on a combined federal and state tax rate of 24%.
(3) The average other interest-earning assets consists of FRB stock, FHLB stock, and SBIC investments.
(4) Net interest income divided by average interest-earning assets.

	For the Six Months Ended December 31,
	2019			2018
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
Assets:
Interest-earning assets:
Loans receivable(1)	$2,766,022	$64,960	4.70%	$2,584,145	$59,837	4.63%
Commercial paper and deposits in other banks	354,750	4,165	2.35%	317,219	3,823	2.41%
Securities available for sale	152,143	1,989	2.61%	153,019	1,732	2.26%
Other interest-earning assets(3)	45,054	1,604	7.12%	43,302	1,853	8.56%
Total interest-earning assets	3,317,969	72,718	4.38%	3,097,685	67,245	4.34%
Other assets	267,028			248,084
Total assets	$3,584,997			$3,345,769
Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	448,636	694	0.31%	462,657	571	0.25%
Money market accounts	752,178	3,844	1.02%	683,332	2,222	0.65%
Savings accounts	170,207	103	0.12%	202,362	131	0.13%
Certificate accounts	761,810	7,533	1.98%	547,310	3,433	1.25%
Total interest-bearing deposits	2,132,831	12,174	1.14%	1,895,661	6,357	0.75%
Borrowings	644,451	5,862	1.82%	659,821	6,950	2.11%
Total interest-bearing liabilities	2,777,282	18,036	1.30%	2,555,482	13,307	1.04%
Noninterest-bearing deposits	330,418			316,397
Other liabilities	64,456			61,985
Total liabilities	3,172,156			2,933,864
Stockholders' equity	412,841			411,905
Total liabilities and stockholders' equity	$3,584,997			$3,345,769

Net earning assets	$540,687			$542,203
Average interest-earning assets to
average interest-bearing liabilities	119.47%			121.22%
Tax-equivalent:
Net interest income		$54,682			$53,938
Interest rate spread			3.08%			3.30%
Net interest margin(4)			3.30%			3.48%
Non-tax-equivalent:
Net interest income		$54,108			$53,373
Interest rate spread			3.05%			3.26%
Net interest margin(4)			3.26%			3.45%
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $574 and $565 for the six months ended December 31, 2019 and 2018, respectively, calculated based on a combined federal and state tax rate of 24%.
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

	Three Months Ended December 31, 2019
	Compared to
	Three Months Ended December 31, 2018
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$2,034	$(451)	$1,583
Commercial paper and deposits in other banks	209	(262)	(53)
Securities available for sale	79	138	217
Other interest-earning assets	6	(249)	(243)
Total interest-earning assets	$2,328	$(824)	$1,504
Interest-bearing liabilities:
Interest-bearing checking accounts	$(6)	$79	$73
Money market accounts	176	642	818
Savings accounts	(10)	(3)	(13)
Certificate accounts	752	1,084	1,836
Borrowings	(374)	(777)	(1,151)
Total interest-bearing liabilities	538	1,025	1,563
Net increase (decrease) in tax equivalent interest income	$1,790	$(1,849)	$(59)

	Six Months Ended December 31, 2019
	Compared to
	Six Months Ended December 31, 2018
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$4,212	$911	$5,123
Commercial paper and deposits in other banks	451	(109)	342
Securities available for sale	(10)	267	257
Other interest-earning assets	75	(324)	(249)
Total interest-earning assets	4,728	745	5,473
Interest-bearing liabilities:
Interest-bearing checking accounts	$(16)	$139	$123
Money market accounts	224	1,398	1,622
Savings accounts	(21)	(7)	(28)
Certificate accounts	1,345	2,755	4,100
Borrowings	(162)	(926)	(1,088)
Total interest-bearing liabilities	1,370	3,359	4,729
Net increase (decrease) in tax equivalent interest income	$3,358	$(2,614)	$744
_____________
(1) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $290 and $282 for the three months ended December 31, 2019 and 2018, respectively, calculated based on a combined federal and state income tax rate of 24%. Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $574 and $565 for the six months ended December 31, 2019 and 2018, respectively, calculated based on a combined federal and state income tax rate of 24%.

Comparison of Results of Operation for the Three Months Ended December 31, 2019 and 2018
General.  During the three months ended December 31, 2019, net income increased 14.3% to $9.2 million compared to $8.0 million for the three months ended December 31, 2018. The Company's diluted earnings per share increased 20.9% to $0.52 for the three months ended December 31, 2019 compared to $0.43 for the same period in fiscal 2019. Earnings for the three months ended December 31, 2019 included a $958,000 after tax gain from the sale of one-to-four family loans previously reported as held for sale to shift the Company's loan mix and lower its loan to deposit ratio.
Net Interest Income. Net interest income decreased slightly by $67,000, or 0.2% to $27.0 million for the quarter ended December 31, 2019 compared to $27.1 million for the corresponding period in fiscal 2019. The decrease in net interest income for the quarter ended December 31, 2019 was primarily due to a $1.5 million increase in interest and dividend income driven by an increase in average interest-earning assets, which was more than offset by a $1.6 million increase in interest expense.
Average interest-earning assets increased $219.6 million, or 7.0% to $3.3 billion for the quarter ended December 31, 2019 compared to $3.1 billion for the corresponding quarter in fiscal 2019. For the quarter ended December 31, 2019, the average balance of total loans receivable increased $172.3 million, or 6.6% compared to the same quarter last year primarily due to organic loan growth. The average balance of commercial paper and deposits in other banks increased $33.2 million, or 10.6% between the periods driven by increases in commercial paper investments. The average balance in securities available for sale increased $13.8 million, or 9.1%, which was primarily driven by the purchase of shorter-term corporate bonds that provide higher yields over MBS and agency securities. These increases were mainly funded by a portion of the $204.2 million, or 7.9% increase in average interest-bearing liabilities, as compared to the same quarter last year. Net interest margin (on a fully taxable-equivalent basis) for the three months ended December 31, 2019 decreased to 3.27% from 3.51% for the same period a year ago.

Total interest and dividend income increased $1.5 million, or 4.3% for the three months ended December 31, 2019 as compared to the same period last year, which was primarily driven by a $1.6 million, or 5.2% increase in loan interest income and a $217,000, or 24.8% increase in interest income from securities available for sale which was partially offset by a $242,000, or 23.9% decrease in other investment income. The additional loan interest income was primarily driven by an increase in the average balance of loans receivable partially offset by a decrease in loan yields. Average loan yields decreased six basis points to 4.66% for the quarter ended December 31, 2019 from 4.72% in the corresponding quarter last year. Accretable income on acquired loans stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter the Company analyzes the cash flow assumptions on the acquired loan pools and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from acquired loan pools can be volatile from quarter to quarter, however the incremental accretion is expected to decrease over time as the balance of the purchase discount for acquired loans decreases. For the quarters ended December 31, 2019 and 2018, average loan yields included five and 13 basis points, respectively, from the accretion of purchase discounts on acquired loans. The total purchase discount for acquired loans was $5.9 million at December 31, 2019, compared to $6.7 million at June 30, 2019, and $7.7 million at December 31, 2018.

Total interest expense increased $1.6 million, or 21.4% for the quarter ended December 31, 2019 compared to the same period last year. The increase was driven by a $2.7 million, or 75.2% increase in deposit interest expense partially offset by a $1.2 million, or 31.2% decrease in interest expense on borrowings. The additional deposit interest expense was a result of our continued focus on increasing deposits as the average balance of interest-bearing deposits increased $272.5 million, or 14.2% along with a 41 basis point increase in the average cost of interest-bearing deposits for the quarter ended December 31, 2019 compared to the same quarter last year. Average borrowings for the quarter ended December 31, 2019 decreased $68.3 million, or 10.1% along with a 51 basis point decrease in the average cost of borrowings compared to the same period last year. Borrowings were paid down utilizing proceeds from the previously mentioned one-to-four family loan sale. The decrease in the average cost of borrowings was driven by the lower federal funds rate during the current quarter compared to the prior year. The overall average cost of funds increased 14 basis points to 1.27% for the current quarter compared to 1.13% in the same quarter last year due primarily to the impact of the deposit market interest rate increases on our interest-bearing liabilities.
Provision for Loan Losses. During the three months ended December 31, 2019 there was a $400,000 provision for loan losses compared to no provision for the corresponding quarter of fiscal 2019. Net loan recoveries totaled $317,000 for the three months ended December 31, 2019 compared to $487,000 for the same period in fiscal 2019. Annualized net recoveries as a percentage of average loans was (0.05)% for the three months ended December 31, 2019, compared to (0.07)% for the same period in fiscal 2019.
See Comparison of Financial Condition - Asset Quality for additional details.
Noninterest Income.  Noninterest income increased $4.0 million, or 78.4% to $9.1 million for the three months ended December 31, 2019 from $5.1 million for the same period in the previous fiscal year primarily due a $2.8 million, or 300.0% increase in the gain on sale of loans held for sale, as well as a $576,000, or 195.3% increase in loan income and fees, and a $565,000, or 75.4% increase in other noninterest income. The increase in the gain on sale of loans held for sale was a result of the previously discussed one-to-four family loans sold during the quarter which resulted in a non-recurring $1.3 million gain. In addition, $57.8 million of residential mortgage loans originated for sale were sold with gains of $1.5 million compared to $24.9 million sold and gains of $649,000 in the corresponding quarter in the prior year. During the quarter ended December 31, 2019, $16.5 million of the guaranteed portion of SBA commercial loans were sold with gains of $1.0 million compared to $4.8 million sold and gains of $295,000 in the corresponding quarter in the prior year. The $576,000, or 194.8% increase for the quarter in loan income and fees is primarily a result of our adjustable rate conversion program and prepayment fees on equipment finance loans. The $565,000, or 75.5% increase in other noninterest income primarily related to operating lease income from the new equipment finance line of business.

Noninterest Expense.  Noninterest expense for the three months ended December 31, 2019 increased $2.2 million, or 10.0% to $24.0 million compared to $21.9 million for the three months ended December 31, 2018. The increase was primarily due to a $1.3 million, or 10.2% increase in salaries and employee benefits as a result of new positions and annual salary increases; an $891,000, or 36.7% increase in other expenses, mainly driven by depreciation from our equipment finance line of business and expenses related to our upcoming core system conversion; a $239,000, or 59.5% increase in marketing and advertising expense, which was used to promote deposit growth and other banking products; a $112,000, or 46.2% increase in REO-related expenses as a result of higher pre-foreclosure expenses during the quarter, and a $90,000, or 4.7% increase in computer services. Partially offsetting these increases was a decrease of $323,000, or 96.4% in deposit insurance premiums as a result of credits issued by the FDIC and a $153,000, or 29.1% decrease in core deposit intangible amortization for the three months ended December 31, 2019 compared to the same period last year.
Income Taxes. The Company's income tax expense for the three months ended December 31, 2019 increased $189,000, or 8.3% to $2.5 million from $2.3 million for the corresponding quarter in the previous year as a result of higher pretax income. The effective tax rate for the three months ended December 31, 2019 and 2018 was 21.2% and 22.1%, respectively.
Comparison of Results of Operation for the Six Months Ended December 31, 2019 and 2018
General.  During the six months ended December 31, 2019, net income increased $2.2 million, or 13.7% to $18.0 million from $15.8 million for the six months ended December 31, 2018. Diluted earnings per share increased 20.2% to $1.01 for the first six months of fiscal year 2020, compared to $0.84 in the same period in fiscal 2019.
Net Interest Income. Net interest income increased $734,000, or 1.4% to $54.1 million for the six months ended December 31, 2019 compared to $53.4 million for the six months ended December 31, 2018. This increase in net interest income was driven by a $5.5 million increase in interest and dividend income primarily driven by an increase in average interest-earning assets, which was partially offset by a $4.7 million increase in interest expense.
Average interest-earning assets increased $220.3 million, or 7.1% to $3.3 billion for the six months ended December 31, 2019 compared to $3.1 billion for the corresponding period in fiscal 2019. For the six months ended December 31, 2019, the average balance of total loans receivable increased $181.9 million, or 7.0% compared to the same period last year primarily due to organic loan growth. The average balance of commercial paper and deposits in other banks increased $37.5 million, or 11.8% between the periods driven by increases in commercial paper investments. These increases were primarily funded by the $221.8 million, or 8.7% increase in average interest-bearing liabilities, as compared to the same six month period last year. Net interest margin (on a fully taxable-equivalent basis) for the six months ended December 31, 2019 decreased to 3.30% from 3.48% for the same period a year ago.

Total interest and dividend income increased $5.5 million, or 8.2% for the six months ended December 31, 2019 as compared to the same period last year, which was primarily driven by a $5.1 million, or 8.6% increase in loan interest income, a $257,000, or 14.8% increase in interest income from securities available for sale, and a $342,000, or 8.9% increase in interest income from commercial paper and interest-bearing deposits, which was partially offset by a $249,000, or 13.4% decrease in other investment income. The additional loan interest income was driven by increases in both the average balance of loans receivable and loan yields compared to the prior year. Average loan yields increased seven basis points to 4.70% for the six months ended December 31, 2019 from 4.63% in the corresponding period last year. For the six months ended December 31, 2019 and 2018, average loan yields included six and nine basis points, respectively, from the accretion of purchase discounts on acquired loans.
Total interest expense increased $4.7 million, or 35.5% for the six months ended December 31, 2019 compared to the same period last year. The increase was driven by a $5.8 million, or 91.5% increase in deposit interest expense partially offset by a $1.1 million, or 15.7% decrease in interest expense on borrowings. The additional deposit interest expense was a result of a $237.2 million, or 12.5% increase in the average balance of interest-bearing deposits along with a 47 basis point increase in the average cost of those deposits for the six months ended December 31, 2019 as compared to the same period last year. Average borrowings for the six months ended December 31, 2019 decreased $15.4 million, or 2.3% along with a 29 basis point decrease in the average cost of borrowings compared to the same period last year. The overall cost of funds increased 26 basis points to 1.30% for the six months ended December 31, 2019 compared to 1.04% in the corresponding period last year.

Provision for Loan Losses.  There was a $400,000 provision for loan losses for the six months ended December 31, 2019 compared to no provision for the corresponding period in fiscal 2019. This provision for loan losses relates to the previously discussed commercial lending relationship. Net loan recoveries totaled $202,000 for the six months ended December 31, 2019, compared to $359,000 for the same period in fiscal 2019. Annualized net charge-offs as a percentage of average loans were (0.01)% for the six months ended December 31, 2019 compared to (0.03)% for the same period last fiscal year.
See "Comparison of Financial Condition - Asset Quality" for additional details.
Noninterest Income.  Noninterest income increased $6.0 million, or 56.4%, to $16.7 million for the six months ended December 31, 2019 from $10.7 million for the six months ended December 31, 2018, primarily due to a $3.5 million, or 132.4% increase in the gain on sale of loans held for sale, a $1.1 million, or 181.4% increase in loan income and fees, and a $1.2 million, or 85.9% increase in other noninterest income. In addition to the previously mentioned non-recurring gain on the sale of one-to-four family loans, $103.2 million of residential mortgage loans were sold with gains of $2.8 million for the six months ended December 31, 2019, compared to $56.5 million sold and gains of $1.4 million in the corresponding period in the prior year. During the six months ended December 31, 2019, $29.2 million of SBA commercial loans were sold with recorded gains of $2.1 million compared to $17.2 million sold and gains of $1.2 million in the corresponding period in the prior year. The increase in loan income and fees is primarily a result of our adjustable rate conversion program and prepayment fees on equipment finance loans. The increase in other noninterest income primarily related to operating lease income from the equipment finance line of business.

Noninterest Expense.  Noninterest expense for the six months ended December 31, 2019 increased $3.8 million, or 8.8%, to $47.6 million compared to $43.7 million for the six months ended December 31, 2018. The increase was primarily due to a $2.5 million, or 9.9% increase in salaries and employee benefits; a $1.4 million, or 27.8% increase in other expenses, mainly driven by depreciation from our equipment finance line of business; a $501,000, or 61.2% increase in marketing and advertising expense; and a $265,000, or 7.1% increase in computer services. Partially offsetting these increases was a decrease of $627,000, or 98.1% in deposit insurance premiums due to credits issued by the FDIC and a $308,000, or 28.2% decrease in core deposit intangible amortization for the six months ended December 31, 2019 compared to the same period last year.
Income Taxes.  For the six months ended December 31, 2019, the Company's income tax expense increased $373,000, or 8.3% to $4.9 million from $4.5 million for the six months ended December 31, 2018 as a result of higher pretax income. The effective tax rate for the three months ended December 31, 2019 and 2018 was 21.3% and 22.1%, respectively.
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2019, the Bank had an available borrowing capacity of $77.9 million with the FHLB of Atlanta, a $119.7 million line of credit with the FRB and a line of credit with each of three unaffiliated banks totaling $70.0 million. At December 31, 2019, we had $435.0 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At December 31, 2019 brokered deposits totaled $180.7 million, or 7.1% of total deposits compared to $176.8 million, or 7.6% of total deposits at June 30, 2019.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits, federal funds, and commercial paper. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. The Company's primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2019, the Company (on an unconsolidated basis) had liquid assets of $5.8 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2019, the total approved loan commitments and unused lines of credit outstanding amounted to $240.4 million and $383.7 million, respectively, as compared to $274.9 million and $353.7 million, respectively, as of June 30, 2019. Certificates of deposit scheduled to mature in one year or less at December 31, 2019, totaled $450.1 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During the first six months of fiscal 2020, cash and cash equivalents increased $17.9 million, or 25.2%, to $88.9 million as of December 31, 2019 from $71.0 million as of June 30, 2019. Cash provided by investing activities was $50.8 million while cash used in operating activities and financing activities was $7.0 million and $26.0 million, respectively. Primary sources of cash for the six months ended December 31, 2019 included a $230.5 million increase in deposits, $154.9 million in loans not initially originated for sale were sold, $24.9 million in maturing securities available for sale, $4.4 million in maturing certificates of deposit in other banks, net of purchases, $7.1 million in principal repayments from mortgage-backed securities, and $8.5 million in net redemptions of other investments. Primary uses of cash during the period included a $245.0 million decrease in borrowings, an increase in loans of $78.7 million, a net increase in commercial paper of $9.2 million, $56.4 million of purchases of debt securities available for sale, $5.6 million in purchases of operating lease equipment, $2.2 million in cash dividends, and $10.2 million in common stock repurchases. All sources and uses of cash reflect our cash management strategy to increase our higher yielding investments and loans by increasing lower costing borrowings and reducing our holdings of lower yielding investments.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the six months ended December 31, 2019, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at December 31, 2019, is as follows (in thousands):

Undisbursed portion of construction loans	$164,770
Commitments to make loans	75,665
Unused lines of credit	383,692
Unused letters of credit	7,976
Total loan commitments	$632,103
Capital Resources
At December 31, 2019, stockholders' equity totaled $417.0 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.
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
HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of December 31, 2019. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at December 31, 2019 under applicable regulatory requirements.

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.

As of December 31, 2019
Common Equity Tier I Capital to Risk-Weighted Assets	$383,861	12.09%	$142,923	4.50%	$206,444	6.50%
Tier I Capital (to Total Adjusted Assets)	$383,861	10.74%	$142,993	4.00%	$178,741	5.00%
Tier I Capital (to Risk-weighted Assets)	$383,861	12.09%	$190,564	6.00%	$254,085	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$406,347	12.79%	$254,085	8.00%	$317,606	10.00%

As of June 30, 2019
Common Equity Tier I Capital to Risk-Weighted Assets	$374,729	12.20%	$138,226	4.50%	$199,659	6.50%
Tier I Capital (to Total Adjusted Assets)	$374,729	10.89%	$137,649	4.00%	$172,062	5.00%
Tier I Capital (to Risk-weighted Assets)	$374,729	12.20%	$184,301	6.00%	$245,734	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$396,613	12.91%	$245,734	8.00%	$307,168	10.00%

HomeTrust Bank:

As of December 31, 2019
Common Equity Tier I Capital to Risk-Weighted Assets	$367,909	11.59%	$142,877	4.50%	$206,378	6.50%
Tier I Capital (to Total Adjusted Assets)	$367,909	10.29%	$142,956	4.00%	$178,695	5.00%
Tier I Capital (to Risk-weighted Assets)	$367,909	11.59%	$190,503	6.00%	$254,004	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$390,391	12.30%	$254,004	8.00%	$317,504	10.00%

As of June 30, 2019
Common Equity Tier I Capital to Risk-Weighted Assets	$355,759	11.59%	$138,153	4.50%	$199,555	6.50%
Tier I Capital (to Total Adjusted Assets)	$355,759	10.34%	$137,590	4.00%	$171,988	5.00%
Tier I Capital (to Risk-weighted Assets)	$355,759	11.59%	$184,204	6.00%	$245,606	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$377,639	12.30%	$245,606	8.00%	$307,007	10.00%
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At December 31, 2019, the conservation buffer was 4.79% and 4.30% for HomeTrust Bancshares, Inc. and the Bank, respectively.
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
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2019, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of December 31, 2019, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings
The "Litigation" section of Note 9 to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2019 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2019:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
October 1 - October 31, 2019	73,211	$25.94	73,211	851,723
November 1 - November 30, 2019	52,050	26.20	52,050	799,673
December 1 - December 31, 2019	82,000	26.29	82,000	717,673
Total	207,261	$26.15	207,261	717,673
On October 16, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to 889,123 shares of the Company's common stock, representing 5% of the Company's outstanding shares at the time of the announcement. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of December 31, 2019, 171,450 of the shares approved on October 16, 2019 had been purchased at an average price of $26.20.

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

(o)
10.1	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(v)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(q)
10.3	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares,Inc. and C. Hunter Westbrook	(q)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(s)
10.4	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares,Inc. and Tony J. VunCannon	(q)
10.5	Employment Agreement between HomeTrust Bancshares, Inc. and Howard L. Sellinger	(q)
10.6	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(b)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(b)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(b)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(b)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(b)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(b)
10.7E	SERP Joinder Agreement for Stan Allen	(b)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(b)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(b)
10.7H	SERP Joinder Agreement for William T. Flynt	(b)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(f)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(b)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(b)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(b)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(b)

10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(b)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(b)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(b)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(b)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(b)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(b)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(b)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(g)
10.13	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(h)
10.14	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(h)
10.15	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(h)
10.16	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(h)
10.17	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(h)
10.18	Reserved
10.19	Reserved
10.20	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(k)
10.21	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(k)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(k)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(k)
10.24	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(k)
10.25	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(k)
10.26	Offer Letter between HomeTrust Bank and Keith J. Houghton	(m)
10.27	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(i)
10.28	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(q)
10.29	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(r)
10.30	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Paula C. Labian	(u)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101

(a)	Reserved

(b)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(c)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(d)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).

(e)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).

(f)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(g)	Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(h)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(i)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-35593).

(j)	Filed as an exhibit to Jefferson Bancshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(k)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(l)	Reserved.

(m)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).

(n)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2016 (File No. 001-35593).

(o)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on August 21, 2018 (File No. 001-35593).

(p)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on May 1, 2018 (File No. 001-35593).

(q)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 11, 2018 (File No. 001-35593).

(r)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (File No. 001-35593).

(s)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2018 (File No. 001-35593.

(t)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-35593).

(u)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 (File No. 001-35593).

(v)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-35593).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: February 7, 2020	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: February 7, 2020	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)