Form 10-Q
period 2020-03-31
HomeTrust Bancshares, Inc.
filed 2020-05-08
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]
There were 17,020,081 shares of common stock, par value of $.01 per share, issued and outstanding as of May 6, 2020.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

Glossary of Defined Terms
The following items may be used throughout this Form 10-Q, including the Notes to Consolidated Financial Statements in Item 1 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q.

Term	Definition
AFS	Available-For-Sale
ASC	Accounting Standard Codification
ASU	Accounting Standard Update
BOLI	Bank Owned Life Insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of 2020
CD	Certificates of Deposit
CET1	Common Equity Tier 1
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank of Richmond
GAAP	Generally Accepted Accounting Principles in the United States
GSE	Government-Sponsored Enterprises
HELOC	Home Equity Line of Credit
MBS	Mortgage-Backed Security
NCCOB	North Carolina Office of the Commissioner of Banks
PCI	Purchase Credit Impaired
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
REO	Real Estate Owned
ROU	Right of Use
SEC	Securities and Exchange Commission
SBA	Small Business Administration
SBIC	Small Business Investment Companies
TDR	Troubled Debt Restructuring

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	March 31, 2020	June 30, 2019 (1)
Assets
Cash	$41,206	$40,909
Interest-bearing deposits	40,855	30,134
Cash and cash equivalents	82,061	71,043
Commercial paper	281,955	241,446
Certificates of deposit in other banks	57,544	52,005
Debt securities available for sale, at fair value	158,621	121,786
Other investments, at cost	41,201	45,378
Loans held for sale	38,682	18,175
Total loans, net of deferred loan costs	2,663,524	2,705,190
Allowance for loan losses	(26,850)	(21,429)
Net loans	2,636,674	2,683,761
Premises and equipment, net	58,738	61,051
Accrued interest receivable	9,501	10,533
REO	1,075	2,929
Deferred income taxes	21,750	26,523
BOLI	91,612	90,254
Goodwill	25,638	25,638
Core deposit intangibles	1,381	2,499
Other assets	41,600	23,157
Total Assets	$3,548,033	$3,476,178
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,554,787	$2,327,257
Borrowings	535,000	680,000
Other liabilities	52,806	60,025
Total liabilities	3,142,593	3,067,282
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,101,954 shares issued and outstanding at March 31, 2020; 17,984,105 at June 30, 2019	171	180
Additional paid in capital	170,368	190,315
Retained earnings	240,325	224,545
Unearned ESOP shares	(6,480)	(6,877)
Accumulated other comprehensive income	1,056	733
Total stockholders' equity	405,440	408,896
Total Liabilities and Stockholders' Equity	$3,548,033	$3,476,178
(1)    Derived from audited financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Interest and Dividend Income
Loans	$29,781	$30,770	$94,166	$90,042
Commercial paper and interest-bearing deposits in other banks	1,794	2,283	5,959	6,106
Securities available for sale	912	850	2,901	2,582
Other investments	550	811	2,154	2,664
Total interest and dividend income	33,037	34,714	105,180	101,394
Interest Expense
Deposits	5,971	4,404	18,145	10,761
Borrowings	1,757	3,741	7,619	10,691
Total interest expense	7,728	8,145	25,764	21,452
Net Interest Income	25,309	26,569	79,416	79,942
Provision for Loan Losses	5,400	5,500	5,800	5,500
Net Interest Income after Provision for Loan Losses	19,909	21,069	73,616	74,442
Noninterest Income
Service charges and fees on deposit accounts	2,304	2,265	7,352	7,243
Loan income and fees	294	134	2,047	757
Gain on sale of loans held for sale	1,503	1,472	7,577	4,086
BOLI income	518	518	1,724	1,574
Other, net	1,756	1,007	4,409	2,434
Total noninterest income	6,375	5,396	23,109	16,094
Noninterest Expense
Salaries and employee benefits	14,455	13,463	42,537	39,005
Net occupancy expense	2,246	2,294	6,972	7,046
Computer services	2,023	1,980	6,032	5,724
Telephone, postage, and supplies	862	698	2,462	2,210
Marketing and advertising	396	400	1,716	1,219
Deposit insurance premiums	462	320	474	959
Loss (gain) on sale and impairment of REO	(15)	246	88	500
REO expense	250	200	746	548
Core deposit intangible amortization	334	488	1,118	1,580
Other	3,890	2,889	10,332	7,928
Total noninterest expense	24,903	22,978	72,477	66,719
Income Before Income Taxes	1,381	3,487	24,248	23,817
Income Tax Expense	188	185	5,060	4,684
Net Income	$1,193	$3,302	$19,188	$19,133
Per Share Data:
Net income per common share:
Basic	$0.07	$0.19	$1.12	$1.07
Diluted	$0.07	$0.18	$1.08	$1.02
Average shares outstanding:
Basic	16,688,646	17,506,018	16,898,391	17,811,962
Diluted	17,258,428	18,197,429	17,524,252	18,528,161
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net Income	$1,193	$3,302	$19,188	$19,133
Other Comprehensive Income
Unrealized holding gains on securities available for sale
Gains arising during the period	395	992	419	1,740
Deferred income tax expense	(91)	(228)	(96)	(400)
Total other comprehensive income	$304	$764	$323	$1,340
Comprehensive Income	$1,497	$4,066	$19,511	$20,473
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	17,664,384	$177	$182,366	$240,312	$(6,612)	$752	$416,995
Net income	—	—	—	1,193	—	—	1,193
Cash dividends declared on common stock, $0.07/common share	—	—	—	(1,180)	—	—	(1,180)
Stock repurchased	(635,800)	(7)	(12,996)	—	—	—	(13,003)
Retired stock	(7,950)	—	(215)	—	—	—	(215)
Granted restricted stock	41,306	—	—	—	—	—	—
Exercised stock options	40,014	1	577	—	—	—	578
Stock option expense	—	—	168	—	—	—	168
Restricted stock expense	—	—	290	—	—	—	290
ESOP shares allocated	—	—	178	—	132	—	310
Other comprehensive income	—	—	—	—	—	304	304
Balance at March 31, 2020	17,101,954	$171	$170,368	$240,325	$(6,480)	$1,056	$405,440

	Nine Months Ended March 31, 2020
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2019	17,984,105	$180	$190,315	$224,545	$(6,877)	$733	$408,896
Net income	—	—	—	19,188	—	—	19,188
Cash dividends declared on common stock, $0.20/common share	—	—	—	(3,408)	—	—	(3,408)
Stock repurchased	(1,032,221)	(11)	(23,211)	—	—	—	(23,222)
Forfeited restricted stock	(3,200)	—	—	—	—	—	—
Retired stock	(7,950)	—	(215)	—	—	—	(215)
Granted restricted stock	54,306	—	—	—	—	—	—
Exercised stock options	106,914	2	1,539	—	—	—	1,541
Stock option expense	—	—	556	—	—	—	556
Restricted stock expense	—	—	785	—	—	—	785
ESOP shares allocated	—	—	599	—	397	—	996
Other comprehensive income	—	—	—	—	—	323	323
Balance at March 31, 2020	17,101,954	$171	$170,368	$240,325	$(6,480)	$1,056	$405,440

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(Dollars in thousands)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	18,520,825	$185	$203,660	$215,289	$(7,142)	$(1,022)	$410,970
Net income	—	—	—	3,302	—	—	3,302
Cash dividends declared on common stock, $0.06/common share	—	—	—	(1,101)	—	—	(1,101)
Stock repurchased	(297,400)	(2)	(7,673)	—	—	—	(7,675)
Forfeited restricted stock	(1,600)	—	—	—	—	—	—
Retired stock	(6,826)	—	(188)	—	—	—	(188)
Granted restricted stock	23,625	—	—	—	—	—	—
Exercised stock options	26,911	—	396	—	—	—	396
Stock option expense	—	—	181	—	—	—	181
Restricted stock expense	—	—	228	—	—	—	228
ESOP shares allocated	—	—	220	—	133	—	353
Other comprehensive income	—	—	—	—	—	764	764
Balance at March 31, 2019	18,265,535	$183	$196,824	$217,490	$(7,009)	$(258)	$407,230

	Nine Months Ended March 31, 2019
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2018	19,041,668	$191	$217,480	$200,575	$(7,406)	$(1,598)	$409,242
Net income	—	—	—	19,133	—	—	19,133
Cash dividends declared on common stock, $0.12/common share	—	—	—	(2,218)	—	—	(2,218)
Stock repurchased	(857,155)	(8)	(23,313)	—	—	—	(23,321)
Forfeited restricted stock	(4,300)	—	—	—	—	—	—
Retired stock	(7,414)	—	(205)	—	—		(205)
Granted restricted stock	23,625	—	—	—	—		—
Exercised stock options	69,111	—	1,004	—	—	—	1,004
Stock option expense	—	—	540	—	—	—	540
Restricted stock expense	—	—	625	—	—	—	625
ESOP shares allocated	—	—	693	—	397	—	1,090
Other comprehensive income	—	—	—	—	—	1,340	1,340
Balance at March 31, 2019	18,265,535	$183	$196,824	$217,490	$(7,009)	$(258)	$407,230
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended March 31,
	2020	2019
Operating Activities:
Net income	$19,188	$19,133
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	5,800	5,500
Depreciation	4,137	3,046
Deferred income tax expense	4,677	3,333
Net amortization and accretion	(4,275)	(5,648)
Loss on sale and impairment of REO	88	500
Gain on sale of loans held for sale	(7,577)	(4,086)
Origination of loans held for sale	(226,834)	(122,763)
Proceeds from sales of loans held for sale	200,512	114,010
Increase in deferred loan costs, net	(1,017)	(389)
Decrease in accrued interest receivable and other assets	(571)	(4,127)
Amortization of core deposit intangibles	1,118	1,580
BOLI income	(1,724)	(1,574)
ESOP compensation expense	996	1,090
Restricted stock and stock option expense	1,341	1,165
Decrease in other liabilities	(12,515)	(1,562)
Net cash provided by (used in) operating activities	(16,656)	9,208
Investing Activities:
Purchase of securities available for sale	(75,530)	(31,675)
Proceeds from maturities of securities available for sale	27,823	21,400
Net purchases of commercial paper	(35,949)	(12,986)
Purchase of certificates of deposit in other banks	(24,200)	(15,664)
Maturities of certificates of deposit in other banks	18,661	26,392
Principal repayments of mortgage-backed securities	10,902	27,144
Net redemptions (purchases) of other investments	4,177	(9,191)
Proceeds from sale of loans not originated for sale	154,870	—
Net increase in loans	(99,116)	(131,671)
Purchase of BOLI	(111)	(75)
Proceeds from redemption of BOLI	477	14
Purchase of premises and equipment	(2,321)	(1,068)
Purchase of operating lease equipment	(11,047)	(7,424)
Proceeds from sale of REO	1,812	759
Net cash used in investing activities	(29,552)	(134,045)
Financing Activities:
Net increase in deposits	227,530	112,142
Net increase (decrease) in other borrowings	(145,000)	45,000
Common stock repurchased	(23,222)	(23,321)
Cash dividends paid	(3,408)	(2,218)
Retired stock	(215)	(205)
Exercised stock options	1,541	1,004
Net cash provided by financing activities	57,226	132,402
Net Increase in Cash and Cash Equivalents	11,018	7,565
Cash and Cash Equivalents at Beginning of Period	71,043	70,746
Cash and Cash Equivalents at End of Period	$82,061	$78,311

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
Supplemental Disclosures:	Nine Months Ended March 31,
	2020	2019
Cash paid during the period for:
Interest	$26,708	$19,907
Income taxes	1,300	455
Noncash transactions:
Unrealized gain in value of securities available for sale, net of income taxes	323	1,340
Transfer of loans to REO	46	578
Transfer of loans held for sale to total loans	96,962	5,794
Transfer of one-to-four family loans to held for sale	240,453	9,761
Transfer of land from property and equipment to other assets for new finance lease accounting	2,052	—
New ROU asset and lease liabilities from adoption of new lease accounting standard	5,296	—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2019 ("2019 Form 10-K") filed with the SEC on September 13, 2019. The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2020.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) the valuation of goodwill and other intangible assets, and (iii) the valuation of or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in our 2019 Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company's financial condition and operating results in future periods.
Certain amounts reported in prior periods' consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, stockholders' equity or net income.
Operating, Accounting and Reporting Considerations related to COVID-19
The COVID-19 pandemic has negatively impacted the global economy. In response to this crisis, the CARES Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:
• Accounting for Loan Modifications - The CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. The Bank has elected this as a policy change.
• Paycheck Protection Program - The CARES Act established the Paycheck Protection Program, an expansion of the SBA's 7(a) loan program and the Economic Injury Disaster Loan Program, administered directly by the SBA.
Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System, the FDIC, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau, in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:
• Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment.
• Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

• Nonaccrual Status and Charge-offs - While short-term COVID-19 modifications are in effect, these loans generally should not be reported as nonaccrual or as classified.
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
The recognition of interest income on finance leases is suspended, and all previously accrued but uncollected revenue is reversed, when lease payments are contractually delinquent for 90 days or more. Accounts, including accounts that have been modified, are returned to accrual status when, in the opinion of management, collection of remaining lease receivables are reasonably assured, and there is a sustained period of repayment performance, generally for a minimum of six months.
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
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for all entities beginning after December 15, 2018, including interim periods within those fiscal years. The Company has selected a third-party vendor to provide ongoing support under the new methodology. The Bank's project team is evaluating our current expected loss methodology of its loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Bank has compiled and uploaded all historical data that will be used to calculate expected credit losses on its loan portfolio and intends to run parallel models during the fourth quarter of 2020 to ensure it is fully compliant with the ASU at the adoption date. The team continues to work with the third-party vendor and is finalizing documentation on the methodologies utilized as well as the controls, processes, policies, and disclosures in preparation for performing the full end-to-end parallel run. A valuation adjustment to our allowance for loan losses or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings. Once adopted, the Company expects its allowance for loan losses to increase; however, until its evaluation is complete the magnitude of the increase will be unknown.

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
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this ASU remove, modify, and add certain disclosure requirements related to fair value measurements in ASC 820. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 and early adoption is permitted. The adoption of ASU No. 2018-13 is not expected to have a material impact on the Company's Consolidated Financial Statements.
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
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU is part of the FASB's simplification initiative to reduce complexity in accounting standards. The items within this ASU are not expected to have a significant effect on current accounting practice. The effective date and transition requirements for the first and second items of this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020 and early adoption is permitted. The adoption of ASU No. 2019-12 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In January 2020, the FASB issued ASU 2020-01, "Investment—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." This ASU clarified the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2021 and early adoption is permitted. The adoption of ASU No. 2020-01 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-03, "Codification Improvements to Financial Instruments." This ASU makes certain narrow-scope amendments to the following: i) clarified that all entities are required to provide fair value option disclosures; ii) clarified the applicability of the portfolio exception in ASC 820 to nonfinancial items; iii) aligned disclosures for depository and lending institutions (Topic 942) with guidance in Topic 320; iv) added cross-references to guidance in ASC 470-50 on line-of-credit or revolving-debt arrangements; v) added cross-references to net asset value practical expedient in ASC 820-10; vi) clarified the interaction between ASC 842 and ASC 326; and vii) clarified the interaction between ASC 326 and ASC 860-20. The amendments for issues i, ii, iv, and v became effective upon issuance and did not have a material effect on the Company's Consolidated Financial Statements. The amendment related to issue iii has the same effective date and transition requirements as ASU 2019-04 and is not expected to have a material impact on the Company's Consolidated Financial Statements. The amendments related to issues vi and vii have the same effective date and transition requirements as ASU 2016-13 and is not expected to have a material impact on the Company's Consolidated Financial Statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

3.	Debt Securities
Securities available for sale consist of the following at the dates indicated:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$6,645	$197	$—	$6,842
Residential MBS of U.S. Government Agencies and GSEs	50,290	1,561	(99)	51,752
Municipal Bonds	21,208	503	(8)	21,703
Corporate Bonds	79,107	37	(820)	78,324
Total	$157,250	$2,298	$(927)	$158,621

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$15,099	$122	$(11)	$15,210
Residential MBS of U.S. Government Agencies and GSEs	74,778	586	(184)	75,180
Municipal Bonds	24,896	423	(7)	25,312
Corporate Bonds	6,061	43	(20)	6,084
Total	$120,834	$1,174	$(222)	$121,786
Debt securities available for sale by contractual maturity at March 31, 2020 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	March 31, 2020
	Amortized Cost	Estimated Fair Value
Due within one year	$41,056	$40,883
Due after one year through five years	59,538	59,464
Due after five years through ten years	4,292	4,445
Due after ten years	2,074	2,077
Mortgage-backed securities	50,290	51,752
Total	$157,250	$158,621
The Company had no sales of securities available for sale during the three and nine months ended March 31, 2020 and 2019. There were no gross realized gains or losses for the three and nine months ended March 31, 2020 and 2019.

Securities available for sale with costs totaling $80,593 and $94,337 and market values of $82,028 and $94,876 at March 31, 2020 and June 30, 2019, respectively, were pledged as collateral to secure various public deposits and other borrowings.
The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2020 and June 30, 2019 were as follows:

	March 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential MBS of U.S. Government Agencies and GSEs	$5,308	$(58)	$1,982	$(41)	$7,290	$(99)
Municipal Bonds	1,744	(8)	—	—	1,744	(8)
Corporate Bonds	61,782	(820)	—	—	61,782	(820)
Total	$68,834	$(886)	$1,982	$(41)	$70,816	$(927)

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
The total number of securities with unrealized losses at March 31, 2020, and June 30, 2019 were 48 and 100, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The decline in fair value was largely due to increases in market interest rates subsequent to the purchase dates of the securities. The Company had no other-than-temporary impairment losses during the nine months ended March 31, 2020.

4.	Other Investments
Other investments, at cost consist of the following at the dates indicated:

	March 31, 2020	June 30, 2019
FHLB of Atlanta stock	$25,859	$31,969
FRB stock	7,353	7,335
SBIC investments	7,989	6,074
Total	$41,201	$45,378
As a requirement for membership, the Bank invests in the stock of both the FHLB of Atlanta and the FRB. No ready market exists for these securities so carrying value approximates their fair value based on the redemption provisions of the FHLB of Atlanta and the FRB, respectively. SBIC investments are equity securities without a readily determinable fair value.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

5.	Loans
Loans consist of the following at the dates indicated:

	March 31, 2020	June 30, 2019
Retail consumer loans:
One-to-four family	$487,777	$660,591
HELOCs - originated	144,804	139,435
HELOCs - purchased	82,232	116,972
Construction and land/lots	80,765	80,602
Indirect auto finance	135,449	153,448
Consumer	11,576	11,416
Total retail consumer loans	942,603	1,162,464
Commercial loans:
Commercial real estate	990,693	927,261
Construction and development	249,714	210,916
Commercial and industrial	164,539	160,471
Equipment finance	198,962	132,058
Municipal finance	115,992	112,016
Total commercial loans	1,719,900	1,542,722
Total loans	2,662,503	2,705,186
Deferred loan costs, net	1,021	4
Total loans, net of deferred loan costs	2,663,524	2,705,190
Allowance for loan losses	(26,850)	(21,429)
Loans, net	$2,636,674	$2,683,761
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.
The Company's total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2020
Retail consumer loans:
One-to-four family	$473,723	$1,974	$6,984	$258	$—	$482,939
HELOCs - originated	142,630	833	1,341	—	—	144,804
HELOCs - purchased	81,712	—	520	—	—	82,232
Construction and land/lots	80,276	3	147	—	—	80,426
Indirect auto finance	134,382	—	1,067	—	—	135,449
Consumer	11,058	5	513	—	—	11,576
Commercial loans:
Commercial real estate	963,953	8,191	12,631	—	30	984,805
Construction and development	244,801	4,055	249	1	—	249,106
Commercial and industrial	154,215	6,139	2,637	—	1	162,992
Equipment finance	197,651	559	752	—	—	198,962
Municipal finance	115,709	283	—	—	—	115,992
Total loans	$2,600,110	$22,042	$26,841	$259	$31	$2,649,283

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2019
Retail consumer loans:
One-to-four family	$644,159	$2,089	$8,072	$384	$19	$654,723
HELOCs - originated	137,001	766	1,434	—	9	139,210
HELOCs - purchased	116,306	—	666	—	—	116,972
Construction and land/lots	79,995	71	164	—	—	80,230
Indirect auto finance	152,393	13	1,042	—	—	153,448
Consumer	11,375	1	33	3	4	11,416
Commercial loans:
Commercial real estate	901,183	8,066	10,306	—	—	919,555
Construction and development	207,827	790	1,357	1	—	209,975
Commercial and industrial	157,325	877	600	—	—	158,802
Equipment finance	131,674	—	384	—	—	132,058
Municipal finance	111,721	295	—	—	—	112,016
Total loans	$2,650,959	$12,968	$24,058	$388	$32	$2,688,405
The Company's total purchased credit impaired ("PCI") loans by segment, class, and risk grade at the dates indicated follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2020
Retail consumer loans:
One-to-four family	$3,368	$463	$1,007	$—	$—	$4,838
Construction and land/lots	108	—	231	—	—	339
Commercial loans:
Commercial real estate	3,191	1,790	907	—	—	5,888
Construction and development	277	—	331	—	—	608
Commercial and industrial	1,544	—	—	—	3	1,547
Total loans	$8,488	$2,253	$2,476	$—	$3	$13,220

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2019
Retail consumer loans:
One-to-four family	$4,124	$248	$1,496	$—	$—	$5,868
HELOCs - originated	225	—	—	—	—	225
Construction and land/lots	142	—	230	—	—	372
Commercial loans:
Commercial real estate	4,503	1,903	1,300	—	—	7,706
Construction and development	453	—	488	—	—	941
Commercial and industrial	1,666	—	—	—	3	1,669
Total loans	$11,113	$2,151	$3,514	$—	$3	$16,781

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
March 31, 2020
Retail consumer loans:
One-to-four family	$996	$2,732	$3,728	$484,049	$487,777
HELOCs - originated	438	275	713	144,091	144,804
HELOCs - purchased	761	47	808	81,424	82,232
Construction and land/lots	—	242	242	80,523	80,765
Indirect auto finance	378	284	662	134,787	135,449
Consumer	17	21	38	11,538	11,576
Commercial loans:
Commercial real estate	1,854	1,160	3,014	987,679	990,693
Construction and development	217	125	342	249,372	249,714
Commercial and industrial	65	27	92	164,447	164,539
Equipment finance	1,364	689	2,053	196,909	198,962
Municipal finance	—	—	—	115,992	115,992
Total loans	$6,090	$5,602	$11,692	$2,650,811	$2,662,503

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2019
Retail consumer loans:
One-to-four family	$1,615	$1,389	$3,004	$657,587	$660,591
HELOCs - originated	226	231	457	138,978	139,435
HELOCs - purchased	—	485	485	116,487	116,972
Construction and land/lots	138	6	144	80,458	80,602
Indirect auto finance	459	237	696	152,752	153,448
Consumer	6	8	14	11,402	11,416
Commercial loans:
Commercial real estate	2,279	516	2,795	924,466	927,261
Construction and development	—	1,133	1,133	209,783	210,916
Commercial and industrial	207	99	306	160,165	160,471
Equipment finance	649	384	1,033	131,025	132,058
Municipal finance	—	—	—	112,016	112,016
Total loans	$5,579	$4,488	$10,067	$2,695,119	$2,705,186

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follows:

	March 31, 2020		June 30, 2019
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$3,863	$—	$3,223	$—
HELOCs - originated	431	—	372	—
HELOCs - purchased	520	—	666	—
Construction and land/lots	19	—	6	—
Indirect auto finance	623	—	463	—
Consumer	27	—	21	—
Commercial loans:
Commercial real estate	9,253	—	3,559	—
Construction and development	250	—	1,357	—
Commercial and industrial	269	—	307	—
Equipment finance	410	—	384	—
Total loans	$15,665	$—	$10,358	$—
PCI loans totaling $1,018 at March 31, 2020 and $1,344 at June 30, 2019 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
TDRs are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Additionally, all TDRs are considered impaired. The Company had no commitments to lend additional funds on these TDR loans at March 31, 2020.
The Company's loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follows:

	March 31, 2020	June 30, 2019
Performing TDRs included in impaired loans	$14,732	$23,116
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$152	$5,400	$16,479	$22,031	$199	$7,236	$13,984	$21,419
Provision for (recovery of) loan losses	30	1,519	3,851	5,400	2	(818)	6,316	5,500
Charge-offs	—	(295)	(706)	(1,001)	—	(288)	(2,648)	(2,936)
Recoveries	—	359	61	420	—	331	102	433
Balance at end of period	$182	$6,983	$19,685	$26,850	$201	$6,461	$17,754	$24,416

	Nine Months Ended March 31, 2020				Nine Months Ended March 31, 2019
	PCI	Retail Consumer	Commercial	Total	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$201	$6,419	$14,809	$21,429	$483	$7,527	$13,050	$21,060
Provision for (recovery of) loan losses	(19)	(80)	5,899	5,800	(282)	(1,223)	7,005	5,500
Charge-offs	—	(678)	(1,448)	(2,126)	—	(881)	(2,728)	(3,609)
Recoveries	—	1,322	425	1,747	—	1,038	427	1,465
Balance at end of period	$182	$6,983	$19,685	$26,850	$201	$6,461	$17,754	$24,416

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total
March 31, 2020
Retail consumer loans:
One-to-four family	$17	$5	$2,427	$2,449	$4,838	$4,313	$478,626	$487,777
HELOCs - originated	—	—	1,384	1,384	—	—	144,804	144,804
HELOCs - purchased	—	—	485	485	—	—	82,232	82,232
Construction and land/lots	33	—	1,387	1,420	339	303	80,123	80,765
Indirect auto finance	—	—	1,145	1,145	—	10	135,439	135,449
Consumer	—	—	150	150	—	—	11,576	11,576
Commercial loans:
Commercial real estate	113	772	9,574	10,459	5,888	7,114	977,691	990,693
Construction and development	4	5	4,147	4,156	608	310	248,796	249,714
Commercial and industrial	15	1	2,384	2,400	1,547	28	162,964	164,539
Equipment finance	—	—	2,182	2,182	—	411	198,551	198,962
Municipal finance	—	—	620	620	—	—	115,992	115,992
Total	$182	$783	$25,885	$26,850	$13,220	$12,489	$2,636,794	$2,662,503
June 30, 2019
Retail consumer loans:
One-to-four family	$62	$74	$2,375	$2,511	$5,868	$5,318	$649,405	$660,591
HELOCs - originated	—	7	1,060	1,067	225	7	139,203	139,435
HELOCs - purchased	—	—	518	518	—	—	116,972	116,972
Construction and land/lots	—	—	1,265	1,265	372	323	79,907	80,602
Indirect auto finance	—	—	927	927	—	—	153,448	153,448
Consumer	—	4	189	193	—	4	11,412	11,416
Commercial loans:
Commercial real estate	118	28	7,890	8,036	7,706	8,692	910,863	927,261
Construction and development	4	5	3,187	3,196	941	1,397	208,578	210,916
Commercial and industrial	17	2	1,957	1,976	1,669	2	158,800	160,471
Equipment finance	—	—	1,305	1,305	—	—	132,058	132,058
Municipal finance	—	—	435	435	—	—	112,016	112,016
Total	$201	$120	$21,108	$21,429	$16,781	$15,743	$2,672,662	$2,705,186
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's impaired loans and the related allowance, by segment and class, excluding PCI loans, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment With a Recorded Allowance	Recorded Investment With No Recorded Allowance	Total	Related Recorded Allowance
March 31, 2020
Retail consumer loans:
One-to-four family	$18,211	$10,914	$3,975	$14,889	$383
HELOCs - originated	1,724	1,636	52	1,688	42
HELOCs - purchased	474	474	—	474	2
Construction and land/lots	1,547	756	303	1,059	22
Indirect auto finance	1,003	392	299	691	4
Consumer	53	16	28	44	2
Commercial loans:
Commercial real estate	10,078	7,669	1,847	9,516	803
Construction and development	1,591	621	80	701	8
Commercial and industrial	9,823	246	853	1,099	4
Equipment finance	1,466	—	411	411	—
Total impaired loans	$45,970	$22,724	$7,848	$30,572	$1,270
June 30, 2019
Retail consumer loans:
One-to-four family	$18,302	$12,461	$3,152	$15,613	$472
HELOCs - originated	2,410	564	1,219	1,783	46
HELOCs - purchased	666	—	666	666	—
Construction and land/lots	1,917	957	323	1,280	26
Indirect auto finance	601	353	137	490	2
Consumer	379	7	41	48	6
Commercial loans:
Commercial real estate	10,127	6,434	3,404	9,838	36
Construction and development	2,574	940	791	1,731	7
Commercial and industrial	10,173	354	768	1,122	6
Equipment finance	462	—	384	384	—
Total impaired loans	$47,611	$22,070	$10,885	$32,955	$601
The table above includes $18,083 and $17,212, of impaired loans that were not individually evaluated at March 31, 2020 and June 30, 2019, respectively, because these loans did not meet the Company's threshold for individual impairment evaluation. The recorded allowance above includes $487 and $481 related to these loans that were not individually evaluated at March 31, 2020 and June 30, 2019, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company's average recorded investment in impaired loans and interest income recognized on impaired loans for the three and nine months ended March 31, 2020 and 2019 follows:

	Three Months Ended
	March 31, 2020		March 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$14,189	$175	$16,499	$237
HELOCs - originated	1,724	23	957	18
HELOC - purchased	474	30	333	3
Construction and land/lots	1,091	19	1,356	24
Indirect auto finance	625	8	361	6
Consumer	53	3	1,580	17
Commercial loans:
Commercial real estate	8,728	59	4,116	123
Construction and development	712	10	1,696	16
Commercial and industrial	1,119	11	188	80
Equipment finance	$727	3	$—	$—
Total loans	$29,442	$341	$27,086	$524

	Nine Months Ended
	March 31, 2020		March 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$14,861	$560	$17,878	$699
HELOCs - originated	1,706	76	1,067	52
HELOCs - purchased	524	37	235	10
Construction and land/lots	1,174	63	1,491	75
Indirect auto finance	506	42	341	19
Consumer	229	9	1,335	58
Commercial loans:
Commercial real estate	8,496	237	4,376	313
Construction and development	1,323	36	1,800	51
Commercial and industrial	812	103	201	222
Equipment finance	664	6	—	—
Total loans	$30,295	$1,169	$28,724	$1,499

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A summary of changes in the accretable yield for PCI loans for the three and nine months ended March 31, 2020 and 2019 follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Accretable yield, beginning of period	$4,355	$5,232
Reclass from nonaccretable yield (1)	171	118
Other changes, net (2)	(23)	528
Interest income	(378)	(412)
Accretable yield, end of period	$4,125	$5,466

	Nine Months Ended
	March 31, 2020	March 31, 2019
Accretable yield, beginning of period	$5,259	$5,734
Reclass from nonaccretable yield (1)	421	542
Other changes, net (2)	(332)	863
Interest income	(1,223)	(1,673)
Accretable yield, end of period	$4,125	$5,466
______________________________________

(1)	Represents changes attributable to expected loss assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.
For the three and nine months ended March 31, 2020 and 2019, the following tables present a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	$—	2	$15	$15
Home equity lines of credit	—	—	—	1	212	212
Total	—	$—	$—	3	$227	$227
Other TDRs:
Retail consumer:
One-to-four family	2	$319	$317	2	$335	$334
Construction and land/lots	—	—	—	1	29	28
Commercial:
Commercial real estate	1	30	30	2	5,424	5,423
Construction and development	—	—	—	1	182	182
Total	3	$349	$347	6	$5,970	$5,967
Total	3	$349	$347	9	$6,197	$6,194

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Nine Months Ended March 31, 2020			Nine Months Ended March 31, 2019
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	$—	1	$85	$84
Commercial:
Commercial real estate	1	88	87	—	—	—
Total	1	$88	$87	1	$85	$84
Extended payment terms:
Retail consumer:
One-to-four family	2	$70	$67	2	$212	$212
HELOCs - originated	—	—	—	1	15	15
Commercial:
Commercial and industrial	1	826	826	—	—	—
Total	3	$896	$893	3	$227	$227
Other TDRs:
Retail consumer:
One-to-four family	4	$353	$348	10	$841	$829
Construction and land/lots	—	—	—	1	29	28
Indirect auto finance	4	68	57	1	33	29
Consumer	—	—	—	1	2	2
Commercial:
Commercial real estate	1	30	30	2	5,424	5,423
Construction and development	1	182	79	1	182	182
Total	10	$633	$514	16	$6,511	$6,493
Total	14	$1,617	$1,494	20	$6,823	$6,804
Other TDRs include TDRs that have a below market interest rate and extended payment terms. The Company does not typically forgive principal when restructuring troubled debt.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following tables present loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Retail consumer:
One-to-four family	—	$—	2	$184
Consumer	—	—	1	2
Total	—	$—	3	$186
Total	—	$—	3	$186

	Nine Months Ended March 31, 2020		Nine Months Ended March 31, 2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
One-to-four family	2	$49	2	$184
Consumer	—	—	1	2
Total	2	$49	3	$186
Total	2	$49	3	$186
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
Modifications in response to COVID-19
The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with a joint agency statement issued by banking agencies and confirmed by FASB staff that short-term modifications made in response to COVID-19 are not TDRs. Accordingly, the Company does not account for such loan modifications as TDRs. As of March 31, 2020, modifications totaling $14.3 million and $162.4 million had been granted in retail consumer loans and commercial loans, respectively. See Note 1 Summary of Significant Accounting Policies and Note 12 Subsequent Events for more information.

6.	Real Estate Owned
The activity within REO for the periods shown is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Balance at beginning of period	$1,451	$2,955	$2,929	$3,684
Transfers from loans	—	482	46	578
Sales, net of gain or loss	(376)	(397)	(1,722)	(971)
Writedowns	—	(37)	(178)	(288)
Balance at end of period	$1,075	$3,003	$1,075	$3,003
At March 31, 2020 and June 30, 2019, the Bank had $205 and $1,018, respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $61 and $243 at March 31, 2020 and June 30, 2019, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

7.	Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Numerator:
Net income	$1,193	$3,302	$19,188	$19,133
Allocation of earnings to participating securities	(11)	(23)	(167)	(132)
Numerator for basic EPS - Net income available to common stockholders	$1,182	$3,279	$19,021	$19,001
Effect of dilutive securities:
Dilutive effect to participating securities	2	3	6	5
Numerator for diluted EPS	$1,184	$3,282	$19,027	$19,006
Denominator:
Weighted-average common shares outstanding - basic	16,688,646	17,506,018	16,898,391	17,811,962
Effect of dilutive shares	569,782	691,411	625,861	716,199
Weighted-average common shares outstanding - diluted	17,258,428	18,197,429	17,524,252	18,528,161
Net income per share - basic	$0.07	$0.19	$1.12	$1.07
Net income per share - diluted	$0.07	$0.18	$1.08	$1.02
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 506,800 stock options that were anti-dilutive for the three and nine months ended March 31, 2020. There were 434,400 and 445,800 stock options that were anti-dilutive for the three and nine months ended March 31, 2019, respectively.

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
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the three and nine months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Share-based compensation expense	$458	$409	$1,341	$1,165
Tax benefit	$108	$96	$315	$274

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents stock option activity for the nine months ended March 31, 2020 and 2019:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2018	1,718,270	$17.29	5.9	$18,664
Granted	40,500	27.51	—	—
Exercised	69,111	14.53	—	—
Forfeited	20,300	23.39	—	—
Expired	945	23.82	—	—
Options outstanding at March 31, 2019	1,668,414	$17.57	5.3	$13,098
Exercisable at March 31, 2019	1,290,814	$15.39	4.4	$12,733
Non-vested at March 31, 2019	377,600	$25.04	8.5	$365

Options outstanding at June 30, 2019	1,657,214	$17.59	5.0	$12,909
Granted	61,000	26.40	—	—
Exercised	106,914	14.41	—	—
Forfeited	800	17.35	—	—
Options outstanding at March 31, 2020	1,610,500	$18.13	4.6	$1,617
Exercisable at March 31, 2020	1,298,000	$15.45	3.7	$1,617
Non-vested at March 31, 2020	312,500	$25.86	8.2	$—
Assumptions used in estimating the fair value of options granted during the nine months ended March 31, 2020 and 2019 are presented below:

	March 31,	March 31,
	2020	2019
Weighted-average volatility	17.77%	17.84%
Expected dividend yield	0.98%	0.87%
Risk-free interest rate	1.50%	2.54%
Expected life (years)	6.5	6.5
Weighted-average fair value of options granted	$4.79	$5.88
At March 31, 2020, the Company had $1,853 of unrecognized compensation expense related to 312,500 stock options originally scheduled to vest over a five-year vesting period. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 2.0 years at March 31, 2020. At March 31, 2019, the Company had $2,326 of unrecognized compensation expense related to 377,600 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 2.1 years at March 31, 2019.
The table below presents restricted stock award activity for the nine months ended March 31, 2020 and 2019:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2018	133,410	$22.85	$3,755
Granted	34,000	27.51	—
Vested	39,310	21.64	—
Forfeited	4,300	19.22	—
Non-vested at March 31, 2019	123,800	$24.64	$2,263

Non-vested at June 30, 2019	123,800	$24.65	$3,322
Granted	65,556	26.76	—
Vested	37,425	22.90	—
Forfeited	3,200	20.62	—
Non-vested at March 31, 2020	148,731	$26.11	$2,638

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table above includes nonvested performance-based restrictive stock units totaling 21,625 and 10,375 at March 31, 2020 and 2019, respectively. Each issuance of these stock units are scheduled to vest over 3.0 years assuming certain performance metrics are met.
At March 31, 2020, unrecognized compensation expense was $3,736 related to 148,731 shares of restricted stock originally scheduled to vest over three- and five-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.0 years at March 31, 2020. At March 31, 2019, unrecognized compensation expense was $2,790 related to 123,800 shares of restricted stock originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.1 years at March 31, 2019.

9.	Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At March 31, 2020 and June 30, 2019, respectively, loan commitments (excluding $161,655 and $181,477 of undisbursed portions of construction loans) totaled $54,884 and $93,432 of which $13,013 and $34,631 were variable rate commitments and $41,871 and $58,801 were fixed rate commitments. The fixed rate loans had interest rates ranging from 1.69% to 8.53% at March 31, 2020 and 2.69% to 8.59% at June 30, 2019, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $374,401 and $353,663 at March 31, 2020 and June 30, 2019, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, we enter into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these interest rate lock commitments was not material at March 31, 2020 or June 30, 2019.
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
Restrictions on Cash – In response to COVID-19, the FRB reduced the reserve requirements to zero on March 15, 2020. Prior to this change the Bank was required by regulation to maintain a varying cash reserve balance with the FRB. The daily average calculated cash reserve required as of March 31, 2020 and June 30, 2019 was $0, and $2,633, respectively, which was satisfied by vault cash and balances held at the FRB.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of March 31, 2020 and June 30, 2019 were $6,833 and $9,460, respectively. There was no liability recorded for these letters of credit at March 31, 2020 or June 30, 2019, respectively.
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
Once a loan is identified as individually impaired, the fair value is estimated using one of two methods, which include collateral value and discounted cash flows. Loans are considered collateral dependent if repayment is expected solely from the collateral. For these collateral dependent impaired loans, the Company obtains updated appraisals at least annually. These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary. As part of the quarterly review of impaired loans, the Company reviews these appraisals to determine if any additional discounts to the fair value are necessary. If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals. For loans that are not collateral dependent, estimated fair value is based on the present value of expected future cash flows using the interest rate implicit in the original agreement. Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification in the fair value hierarchy. The Company records such impaired loans as nonrecurring Level 3 in the fair value hierarchy.
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

	March 31, 2020
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$6,842	$—	$6,842	$—
Residential MBS of U.S. Government Agencies and GSEs	51,752	—	51,752	—
Municipal Bonds	21,703	—	21,703	—
Corporate Bonds	78,324	—	78,324	—
Total	$158,621	$—	$158,621	$—

	June 30, 2019
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$15,210	$—	$15,210	$—
Residential MBS of U.S. Government Agencies and GSEs	75,180	—	75,180	—
Municipal Bonds	25,312	—	25,312	—
Corporate Bonds	6,084	—	6,084	—
Total	$121,786	$—	$121,786	$—
There were no transfers between levels during the nine months ended March 31, 2020.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	March 31, 2020
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$6,099	$—	$—	$6,099
REO	493	—	—	493
Total	$6,592	$—	$—	$6,592

	June 30, 2019
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$9,071	$—	$—	$9,071
REO	1,804	—	—	1,804
Total	$10,875	$—	$—	$10,875
Quantitative information about Level 3 fair value measurements during the period ended March 31, 2020 is shown in the table below:

	Fair Value at March 31, 2020	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$6,099	Discounted appraisals and discounted cash flows	Collateral discounts and discount spread	0% - 63% 0% - 3%	20%
REO	$493	Discounted appraisals	Collateral discounts	8% - 25%	12%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of March 31, 2020 and June 30, 2019, are summarized below:

	March 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$82,061	$82,061	$82,061	$—	$—
Commercial paper	281,955	281,955	281,955	—	—
Certificates of deposit in other banks	57,544	57,544	—	57,544	—
Securities available for sale	158,621	158,621	—	158,621	—
Loans, net	2,636,674	2,637,208	—	—	2,637,208
Loans held for sale	38,682	39,359	—	—	39,359
FHLB stock	25,859	25,859	25,859	—	—
FRB stock	7,353	7,353	7,353	—	—
SBIC investments	7,989	7,989	—	—	7,989
Accrued interest receivable	9,501	9,501	—	1,002	8,499
Liabilities:
Noninterest-bearing and NOW deposits	819,373	819,373	—	819,373	—
Money market accounts	801,424	801,424	—	801,424	—
Savings accounts	169,792	169,792	—	169,792	—
Certificates of deposit	764,198	771,440	—	771,440	—
Borrowings	535,000	569,850	—	569,850	—
Accrued interest payable	1,308	1,308	—	1,308	—

	June 30, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$71,043	$71,043	$71,043	$—	$—
Commercial paper	241,446	241,446	241,446	—	—
Certificates of deposit in other banks	52,005	52,005	—	52,005	—
Securities available for sale	121,786	121,786	—	121,786	—
Loans, net	2,683,761	2,604,827	—	—	2,604,827
Loans held for sale	18,175	18,591	—	—	18,591
FHLB stock	31,969	31,969	31,969	—	—
FRB stock	7,335	7,335	7,335	—	—
SBIC investments	6,074	6,074	—	—	6,074
Accrued interest receivable	10,533	10,533	350	750	9,433
Liabilities:
Noninterest-bearing and NOW deposits	746,617	746,617	—	746,617	—
Money market accounts	691,172	691,172	—	691,172	—
Savings accounts	177,278	177,278	—	177,278	—
Certificates of deposit	712,190	712,485	—	712,485	—
Borrowings	680,000	688,418	—	688,418	—
Accrued interest payable	2,252	2,252	—	2,252	—
The Company had off-balance sheet financial commitments, which included approximately $590,940 and $628,572 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at March 31, 2020 and June 30, 2019, respectively (see Note 9). Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
As Lessee - Operating Leases
Company operating leases primarily include office space and bank branches. Certain leases include one or more options to renew, with renewal terms that can extend the lease term up to 15 additional years. The exercise of lease renewal options is at our sole discretion. When it is reasonably certain that we will exercise our option to renew or extend the lease term, that option is included in estimating the value of the ROU and lease liability. At March 31, 2020, we did not have any leases that had not yet commenced for which we had created a ROU asset and a lease liability. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of our lease agreements include periodic rate adjustments for inflation. The depreciable life of ROU assets and leasehold improvements are limited to the shorter of the useful life or the expected lease term. Leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets; we recognize lease expenses for these leases over the lease term.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following tables present supplemental balance sheet information related to operating leases. ROU assets are included in other assets and lease liabilities are included in other liabilities.

Supplemental Balance Sheet Information:	March 31, 2020
ROU assets	$4,585
Lease liabilities	4,576
Weighted-average remaining lease terms	5.09
Weighted-average discount rate	2.68%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at March 31, 2020:

Fiscal year ending June 30:
Remaining 2020	$336
2021	1,130
2022	1,034
2023	997
2022	526
Thereafter	896
Total of future minimum payments	$4,919
The following table presents components of operating lease expense for the three and nine months ended March 31, 2020:

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Operating lease cost (included in occupancy expense)	$436	$1,368
Sublease income (included in other, net noninterest income)	(61)	(181)
Total operating lease expense, net	375	1,187
As Lessee - Finance Lease
The Company currently leases land for one of its branch office locations under a finance lease. The ROU asset for the finance lease totaled $2,052 at March 31, 2020 and is included in other assets. The amount was previously recorded in premises and equipment, net. The corresponding lease liability totaled $1,852 at March 31, 2020 and is included in other liabilities. For the three and nine months ended March 31, 2020, interest expense on the lease liability totaled $24 and $73, respectively. The finance lease has a maturity date of July 2028 and a discount rate of 5.18%. Upon adoption of ASC 842, the capital lease obligation for June 30, 2019 was also reclassified to other liabilities.
The following schedule summarizes aggregate future minimum lease payments under this finance lease obligation at March 31, 2020:

Fiscal year ending June 30:
Remaining 2020	$34
2021	134
2022	134
2023	134
2023	145
Thereafter	1,993
Total minimum lease payments	2,574
Less: amount representing interest	(722)
Present value of net minimum lease payments	$1,852
Supplemental lease cash flow information for the nine months ended March 31, 2020:

ROU assets - noncash additions (operating leases)	$5,296
ROU assets - noncash addition (finance lease)	2,052
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	1,609
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	67

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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from 1 to 5 years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. Leased assets totaled $19,403 with a residual value of $10,971 as of March 31, 2020. For the three and nine months ended March 31, 2020, total equipment finance operating lease income totaled $989 and $2,215, respectively. For the three and nine months ended March 31, 2020, depreciation expense totaled $746 and $1,554, respectively.
The following schedule summarizes aggregate future minimum operating lease payments to be received at March 31, 2020:

Fiscal year ending June 30:
Remaining 2020	$1,136
2021	7,729
2022	7,172
2023	2,865
2022	2,187
Thereafter	135
Total of future minimum payments	$21,224
As Lessor - Finance Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment. For the three and nine months ended March 31, 2020, total interest income on equipment finance leases totaled $420 and 1,121, respectively.
The following table presents components of finance lease net investment included within equipment finance class of financing receivables:

March 31, 2020
Lease receivables	$34,282
The following schedule summarizes aggregate future minimum finance lease payments to be received at March 31, 2020:

Fiscal year ending June 30:
Remaining 2020	$1,928
2021	9,374
2022	8,340
2023	8,195
2024	7,237
Thereafter	2,990
Total minimum payments	38,064
Less: amount representing interest	(3,782)
Total	$34,282

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

12.	Subsequent Event
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic has adversely affected, and continues to adversely affect, economic activity globally, nationally and locally. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the U.S. and the geographical area in which the Company operates. Due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00 percent on March 3, 2020 for the first time as well as the targeted federal funds interest rate being reduced to 0 percent to 0.25 percent on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and the fair value of financial instruments that are carried at fair value.
The recently enacted CARES Act, among other things, temporarily added the PPP product SBA 7(a) Loan Program. The CARES Act provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the PPP. The PPP and loan forgiveness are intended to provide economic relief to small businesses nationwide adversely impacted by the COVID-19 pandemic. As a result, subsequent to March 31, 2020 the Company generated over 318 PPP loan applications for a total loan amount of approximately $93.3 million in the SBA system through May 5, 2020. In addition, in an effort to provide relief to Bank customers affected by the COVID-19, the Company began offering various mitigation efforts, including a loan payment deferral program. The standard program offers a 90-day payment deferral. As of May 5, 2020, the Company has approved or processed loan deferrals for a total loan book balance, before loan discounts or premiums, of approximately $526.9 million. These modifications were not classified as TDRs in accordance with the guidance of the CARES Act.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would," and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the effect of the COVID-19 pandemic, including on the Company’ credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Board of Governors of the Federal Reserve System (“Federal Reserve”), the NCCOB, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in laws or regulations, changes in regulatory policies and principles or the application or interpretation of laws and regulations by regulatory agencies and tax authorities, including changes in deferred tax asset and liability activity, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; management's assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the CARES Act; and the other risks detailed from time to time in our filings with the SEC, including our 2019 Form 10-K.
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
Overview
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the holding company for HomeTrust Bank in connection with HomeTrust Bank’s conversion from mutual to stock form, which was completed on July 10, 2012 (the “Conversion”). As a bank holding company and financial holding company, HomeTrust Bancshares, Inc. is regulated by the Federal Reserve. As a North Carolina state-chartered bank, and member of the FRB, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the FDIC. The Bank is a member of the FHLB of Atlanta, which is one of the 12 regional banks in the FHLB System. Our headquarters is located in Asheville, North Carolina.
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
Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the recent 150 basis point reductions in the targeted federal funds rate, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2020 and possibly longer.
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
At March 31, 2020, we had 41 locations in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Critical Accounting Policies and Estimates
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. These policies relate to (i) the determination of the provision and the allowance for loan losses, (ii) the valuation of goodwill and other intangible assets, and (iii) the valuation of or recognition of deferred tax assets and liabilities. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies in the Company's 2019 Form 10-K. There have not been any material changes in the Company's critical accounting policies and estimates during the nine months ended March 31, 2020 as compared to the disclosure contained in the Company's 2019 Form 10-K.
Reclassifications and corrections. To maintain consistency and comparability, certain amounts from prior periods have been reclassified to conform to current period presentation with no effect on net income, shareholders’ equity, or cash flows as previously reported.
Recent Accounting Pronouncements. See Note 2 of Notes to Consolidated Financial Statements under Item 1 of this report for a description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report contains certain non-GAAP financial measures, which include: tangible book value; tangible book value per share, tangible equity to tangible assets ratio; and the ratio of the allowance for loan losses to total loans excluding acquired loans. Management has presented the non-GAAP financial measures in this discussion and analysis because it believes including these items is more indicative of and provides useful and comparative information to assess trends in our core operations while facilitating comparison of the quality and composition of the Company’s earnings over time and in comparison to its competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three and Nine Months Ended March 31, 2020 and 2019” for more detailed information about our financial performance.

Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

	As of
	March 31,	June 30,	March 31,
(Dollars in thousands, except per share data)	2020	2019	2019
Total stockholders' equity	$405,440	$408,896	$407,230
Less: goodwill, core deposit intangibles, net of taxes	26,701	27,562	27,908
Tangible book value (1)	$378,739	$381,334	$379,322
Common shares outstanding	17,101,954	17,984,105	18,265,535
Tangible book value per share	$22.15	$21.20	$20.77
Book value per share	$23.71	$22.74	$22.29

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
	March 31,	June 30,	March 31,
(Dollars in thousands)	2020	2019	2019
Tangible book value (1)	$378,739	$381,334	$379,322
Total assets	3,548,033	3,476,178	3,457,737
Less: goodwill, core deposit intangibles, net of taxes	26,701	27,562	27,908
Total tangible assets(2)	$3,521,332	$3,448,616	$3,429,829
Tangible equity to tangible assets	10.76%	11.06%	11.06%
_________________________________________________________________

(1)	Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

(2)	Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of the allowance for loan losses to total loans and the allowance for loan losses as adjusted to exclude acquired loans:

	As of
(Dollars in thousands)	March 31,	June 30,	March 31,
	2020	2019	2019
Total gross loans receivable (GAAP)	$2,662,503	$2,705,186	$2,661,019
Less: acquired loans	176,971	214,046	223,101
Adjusted gross loans (non-GAAP)	$2,485,532	$2,491,140	$2,437,918

Allowance for loan losses (GAAP)	$26,850	$21,429	$24,416
Less: allowance for loan losses on acquired loans	182	201	201
Adjusted allowance for loan losses (non-GAAP)	$26,668	$21,228	$24,215
Adjusted allowance for loan losses / Adjusted gross loans (non-GAAP)	1.07%	0.85%	0.99%

Recent Developments: COVID-19, the CARES Act, and Our Response
The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption has resulted in business closures across the country, significant job loss, and aggressive measures by the federal government.
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the CARES Act was signed into law on March 27, 2020 as a $2.2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and healthcare providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations. While it is not possible to know the full extent of these impacts as of the date of this filing, we are disclosing potentially material items of which we are aware.
In response to the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our customers and communities we serve.
Paycheck Protection Program Participation. The CARES Act authorized the SBA to temporarily guarantee loans under the new PPP loan program. The goal of the PPP is to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.
As of May 5, 2020, we had received PPP applications totaling $93.3 million with confirmed allocation from the SBA for 284 applications totaling $86.7 million. Net origination fees on these loans are approximately $2.2 million which will be deferred and amortized into interest income as the loans are repaid or forgiven. Due to demand exceeding our capacity, on April 9, 2020 we partnered with a third party to process and fund additional PPP applications for our customers and communities. With the recent approval by Congress of additional funds for this program, applications will continue to be processed through our third party relationship. We intend to utilize the FRB's PPPLF, pursuant to which the Company will pledge its PPP loans as collateral to obtain FRB non-recourse loans. The PPPLF will take the PPP loans as collateral at face value.
Allowance for Loan Losses and Loan Modifications. The Company recorded a provision of $5.4 million for the third quarter of fiscal 2020 due primarily to the impact of COVID-19 on the economy. As of March 31, 2020, HomeTrust Bank had modified 362 loans totaling $176.7 million due to COVID-19 related issues. These modifications were not classified as TDRs at March 31, 2020 in accordance with the guidance of the CARES Act. The CARES Act provided that the short-term modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments as of December 31, 2019.
The Company is closely monitoring the effects of COVID-19 on our loan portfolio and will continue to monitor all the associated risks to minimize any potential losses. We have received, and continue to receive, inquiries and requests from borrowers for some type of payment relief due to the COVID 19-pandemic. In response, HomeTrust Bank is offering payment and financial relief programs for borrowers impacted by COVID-19. These programs include loan payment deferrals for up to 90 days, waived late fees, and, suspension of foreclosure proceedings and repossessions.
All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

Payment Deferrals by Loan Types as of May 5, 2020
(dollars in thousands)
	Outstanding Loan Balance	Percent of Total Loan Portfolio
Commercial real estate, construction and development, and commercial and industrial	$425,656	16.0%
Equipment finance	39,906	1.5%
One-to-four family	48,463	1.8%
Other consumer loans	12,865	0.5%
Total	$526,890	19.8%

The deferrals are short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current as of December 31, 2019 and are not to be considered TDRs.

After the deferral period, normal loan payments will continue, however, payments will be applied first to interest until the deferred interest is repaid and thereafter applied to both principal and interest with any deficiency in amortized principal payments added to the balloon payment due at maturity. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our clients through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.
See "Risk Factors" under Part II, Item 1A for additional risks related to COVID-19.
Branch Operations and Additional Client Support We have taken various steps to ensure the safety of our customers and our team members by limiting branch activities to appointment only and use of our drive-up facilities, and by encouraging the use of our digital and electronic banking channels, all the while adjusting for evolving State and Federal guidelines. Many of our employees are working remotely or have flexible work schedules, and we have established protective measures within our offices to help ensure the safety of those employees who must work on-site.
For customers that may need access to funds in their certificate of deposits to assist with living expenses during the COVID-19 pandemic, we are waiving early withdrawal penalties for withdrawals up to $25,000. Overdraft and fee reversals are waived on a case-by-case basis.
Comparison of Financial Condition at March 31, 2020 and June 30, 2019
General.  Total assets and liabilities remained relatively level at $3.5 billion and $3.1 billion, respectively, at March 31, 2020 compared to June 30, 2019. As previously reported in the first quarter of the fiscal year, the Company marketed for sale $256.8 million in one-to-four family loans, of which $154.9 million were sold during the second quarter resulting in a $958,000 after-tax gain. The funds received from the $154.9 million in one-to-four family loans sold and deposit growth of $227.5 million, or 9.8% were used to pay down $145.0 million, or 21.3% of borrowings, fund the $114.4 million, or 22.7% net increase in cash and cash equivalents, commercial paper, certificates of deposit in other banks, securities available for sale, and loans held for sale for the first nine months of fiscal 2020.
As of July 1, 2019, the Company adopted the new lease accounting standard, which drove several changes on the balance sheet. Land totaling $2.1 million related to the Company's one finance lease (f/k/a capital lease) was reclassed from premises and equipment, net to other assets as a ROU asset and the corresponding liability was reclassed from a separate line on the balance sheet to other liabilities as a lease liability. The Company's operating leases led to approximately $4.6 million in ROU assets and corresponding lease liabilities, which are maintained in other assets and other liabilities, respectively.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents increased $11.0 million, or 15.5%, to $82.1 million at March 31, 2020 from $71.0 million at June 30, 2019. Commercial paper increased $40.5 million, or 16.8% to $282.0 million at March 31, 2020 from $241.4 million at June 30, 2019. Our investments in commercial paper have short-term maturities and limited exposure of $15.0 million or less per each highly-rated company.
Investments.  Debt securities available for sale increased $36.8 million, or 30.2%, to $158.6 million at March 31, 2020 from $121.8 million at June 30, 2019. During the nine months ended March 31, 2020, $75.5 million of securities were purchased (primarily shorter term corporate bonds) partially offset by $27.8 million of securities which matured and $10.9 million of MBS principal payments which were received. The overall increase in shorter-term corporate bonds provides the Company with higher yields compared to MBS and agency securities while remaining within our investment policy. At March 31, 2020, certificates of deposit in other banks increased $5.5 million, or 10.7% to $57.5 million compared to $52.0 million at June 30, 2019. The increase in certificates of deposit in other banks was due to $24.2 million in CD purchases partially offset by $18.7 million in maturities. All certificates of deposit in other banks are fully insured by the FDIC. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We do not believe that there were any other-than-temporary impairments at March 31, 2020; therefore, no impairment losses were recorded during the first nine months of fiscal 2020. Other investments at cost decreased $4.2 million, or 9.2% to $41.2 million at March 31, 2020 from $45.4 million at June 30, 2019. Other investments at cost included FHLB stock, FRB stock, and SBIC investments totaling $25.9 million, $7.4 million, and $8.0 million, respectively. The overall decrease was driven by a $6.1 million, or 19.1% reduction in FHLB stock as a result of $145.0 million in borrowings paid down during the first nine months of fiscal 2020.
Loans held for sale. Loans held for sale increased to $38.7 million at March 31, 2020 from $18.2 million at June 30, 2019. Approximately $85.6 million one-to-four family loans being marketed for sale at December 31, 2019 were moved from loans held for sale and back into the loan portfolio during the current quarter as market conditions changed management's intent to sell these loans. The $20.5 million increase was primarily from HELOCs originated for sale.
Loans.  Net loans receivable decreased $47.1 million, or 1.8%, at March 31, 2020 to $2.6 billion from June 30, 2019 due to the previously mentioned one-to-four loans moved to held for sale and sold, which was partially offset by $147.9 million, or 7.6% annualized rate of organic loan growth.

Retail consumer and commercial loans consist of the following at the dates indicated:

	As of				Percent of total
	March 31,	June 30,	Change		March 31,	June 30,
(Dollars in thousands)	2020	2019	$	%	2020	2019
Retail consumer loans:
One-to-four family	$487,777	$660,591	$(172,814)	(26.2)%	18.3%	24.4%
HELOCs - originated	144,804	139,435	5,369	3.9	5.4	5.2
HELOCs - purchased	82,232	116,972	(34,740)	(29.7)	3.1	4.3
Construction and land/lots	80,765	80,602	163	0.2	3.0	3.0
Indirect auto finance	135,449	153,448	(17,999)	(11.7)	5.1	5.7
Consumer	11,576	11,416	160	1.4	0.4	0.4
Total retail consumer loans	942,603	1,162,464	(219,861)	(18.9)	35.3	43.0
Commercial loans:
Commercial real estate	990,693	927,261	63,432	6.8	37.2	34.3
Construction and development	249,714	210,916	38,798	18.4	9.4	7.8
Commercial and industrial	164,539	160,471	4,068	2.5	6.2	5.9
Equipment finance	198,962	132,058	66,904	50.7	7.5	4.9
Municipal leases	115,992	112,016	3,976	3.5	4.4	4.1
Total commercial loans	1,719,900	1,542,722	177,178	11.5	64.7	57.0
Total loans	$2,662,503	$2,705,186	$(42,683)	(1.6)%	100.0%	100.0%
Total equipment finance loans at March 31, 2019, were $199.0 million, an increase of $66.9 million from June 30, 2019. Our Equipment Finance line of business first began operations in May 2018 and offers companies that are purchasing equipment for their business flexible and customizable repayment terms while managing related tax and accounting issues. These products are primarily made up of commercial finance agreements and commercial loans for transportation, construction, and manufacturing equipment. The loans have terms ranging from 24 to 84 months, with an average of five years and are secured by the financed equipment. Typical transaction sizes range from $25,000 to $1.0 million, with an average size of approximately $200,000.
Asset Quality. Our overall asset quality metrics continue to demonstrate our commitment to growing and maintaining a loan portfolio with a moderate risk profile, however we will remain diligent in our review of the portfolio and overall economy as we continue to maneuver through the uncertainty surrounding COVID-19.
Nonperforming assets increased by $3.4 million, or 25.6% to $16.7 million, or 0.47% of total assets, at March 31, 2020 from $13.3 million, or 0.38% of total assets at June 30, 2019. Nonperforming assets included $15.6 million in nonaccruing loans and $1.1 million in REO at March 31, 2020, compared to $10.4 million and $2.9 million, in nonaccruing loans and REO, respectively, at June 30, 2019. The increase in nonperforming assets was mainly driven by one large commercial real estate loan relationship that was moved to nonaccrual during the second quarter. Included in nonperforming loans at March 31, 2020 are $7.2 million of TDR loans of which $5.8 million were current with respect to their modified payment terms. At March 31, 2020, $7.7 million, or 49.3%, of nonaccruing loans were current on their loan payments. PCI loans aggregating $1.0 million obtained through prior acquisitions were excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. Nonperforming loans to total loans was 0.59% at March 31, 2020 and 0.38% at June 30, 2019.
The ratio of classified assets to total assets decreased to 0.86% at March 31, 2020 from 0.89% at June 30, 2019. Classified assets decreased to $30.7 million at March 31, 2020 compared to $30.9 million at June 30, 2019. Delinquent loans (loans delinquent 30 days or more) increased to $11.7 million at March 31, 2020, from $10.1 million at June 30, 2019 which was driven by a $1.0 million increase in equipment finance contracts.
As of March 31, 2020, we had identified $30.6 million of impaired loans compared to $33.0 million at June 30, 2019. Our impaired loans are comprised of loans on nonaccrual status and all TDRs, whether performing or on nonaccrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. As of March 31, 2020, there were $12.5 million loans individually evaluated for impairment and $18.1 million were collectively evaluated. For more information on these impaired loans, see Note 5 of the Notes to Consolidated Financial Statements under Item 1 of this report.
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

The allowance for loan losses was $26.9 million, or 1.01% of total loans, at March 31, 2020 compared to $21.4 million, or 0.79% of total loans, at June 30, 2019. The allowance for loan losses to gross loans excluding acquired loans was 1.07% at March 31, 2020, compared to 0.85% at June 30, 2019. The overall increase was primarily driven by additional allowance stemming from our initial assessment of COVID-19 on the loan portfolio. The allowance for our acquired loans at March 31, 2020 was $182,000 compared to $201,000 at June 30, 2019.
There was a $5.8 million provision for loan losses for the nine months ended March 31, 2020, compared to $5.5 million for the corresponding period in fiscal year 2019. The current year provision included significant adjustments relating to COVID-19 as a result of changes in qualitative factors based on our perceived increase in at risk loan sub-categories, which include: lodging, restaurants, shopping centers, other retail businesses, and equipment finance. The provision in the corresponding period in the prior year related to one commercial loan relationship. Net loan charge offs totaled $379,000 for the nine months ended March 31, 2020, compared to $2.1 million for the same period in fiscal year 2019. Net charge offs as a percentage of average loans were 0.02% and 0.11% for the nine months ended March 31, 2020 and 2019, respectively.
The allowance as a percentage of nonaccruing loans decreased to 171.40% at March 31, 2020 from 206.90% at June 30, 2019.
We believe that the allowance for loan losses as of March 31, 2020 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. The adoption of ASU 2016-03, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" will significantly change the Company's accounting for the allowance for loan losses. For more information on this ASU, See Note 2 - Recent Accounting Pronouncements of the Notes to Consolidated Financial Statements under Item 1 of this report. Lastly, a further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.
Real estate owned. REO decreased $1.9 million, or 63.3% to $1.1 million at March 31, 2020 due to $1.8 million in REO sales during the nine months ended March 31, 2020. The total balance of REO at March 31, 2020 included $205,000 in single-family homes, $435,000 in commercial real estate,and $435,000 in unimproved land.
Deferred income taxes. Deferred income taxes decreased $4.8 million, or 18.0%, to $21.8 million at March 31, 2020 from $26.5 million at June 30, 2019. The decrease was primarily driven by the realization of net operating losses through increases in taxable income.
Goodwill. Goodwill remained unchanged at $25.6 million at both March 31, 2020 and June 30, 2019.
Other assets. Other assets increased $18.4 million, or 79.6%, to $41.6 million at March 31, 2020 from $23.2 million at June 30, 2019. The increase was driven by the previously mentioned ROU assets on our finance and operating leases and a $9.4 million increase in operating leases from our newer equipment finance line of business.
Deposits.  Deposits increased $227.5 million, or 9.8% during the nine months ended March 31, 2020 to $2.6 billion from $2.3 billion at June 30, 2019 primarily due to deposit growth initiatives which led to a $175.5 million increase in core deposits as well as a $52.0 million increase in certificates of deposit.
The following table sets forth our deposits by type of deposit account as of the dates indicated:

	As of				Percent of total
	March 31,	June 30,	Change		March 31,	June 30,
(Dollars in thousands)	2020	2019	$	%	2020	2019
Core deposits:
Noninterest-bearing accounts	$322,812	$294,322	$28,490	9.7%	12.6%	12.6%
NOW accounts	496,561	452,295	44,266	9.8%	19.4%	19.4%
Money market accounts	801,424	691,172	110,252	16.0%	31.4%	29.7%
Savings accounts	169,792	177,278	(7,486)	(4.2)%	6.7%	7.6%
Core deposits	1,790,589	1,615,067	175,522	10.9%	70.1%	69.4%
Certificates of deposit	764,198	712,190	52,008	7.3%	29.9%	30.6%
Total	$2,554,787	$2,327,257	$227,530	9.8%	100.0%	100.0%
Borrowings.  Borrowings decreased to $535.0 million at March 31, 2020 from $680.0 million at June 30, 2019. A total of $60.0 million of these FHLB advances have maturities of less than 30 days and $475.0 million consist of convertible FHLB advances with maturities greater than nine years; together with a weighted average interest rate of 1.30% at March 31, 2020.

Equity.  Stockholders' equity at March 31, 2020 decreased $3.5 million, or 0.8% to $405.4 million from $408.9 million at June 30, 2019. Changes within stockholders' equity included $19.2 million in net income and $2.3 million in stock-based compensation, offset by 1,032,221 shares of common stock repurchased at an average cost of $22.50, or approximately $23.2 million in total, and $3.4 million related to cash dividends declared.

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

	For the Three Months Ended March 31,
	2020			2019
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable(1)	$2,669,796	$30,086	4.51%	$2,650,155	$31,083	4.69%
Commercial paper and deposits in other banks	378,296	1,794	1.90%	337,522	2,283	2.71%
Securities available for sale	154,108	912	2.37%	139,898	850	2.43%
Other interest-earning assets(3)	37,877	550	5.81%	46,756	811	6.94%
Total interest-earning assets	3,240,077	33,342	4.12%	3,174,331	35,027	4.42%
Other assets	265,139			246,858
Total assets	3,505,216			3,421,189
Liabilities and equity:
Interest-bearing deposits:
Interest-bearing checking accounts	451,335	412	0.36%	463,807	332	0.29%
Money market accounts	792,313	1,916	0.97%	701,692	1,408	0.80%
Savings accounts	159,641	50	0.12%	188,848	58	0.12%
Certificate accounts	783,758	3,593	1.83%	627,444	2,606	1.66%
Total interest-bearing deposits	2,187,047	5,971	1.09%	1,981,791	4,404	0.89%
Borrowings	473,319	1,757	1.48%	670,142	3,741	2.23%
Total interest-bearing liabilities	2,660,366	7,728	1.16%	2,651,933	8,145	1.23%
Noninterest-bearing deposits	342,581			298,118
Other liabilities	88,725			63,015
Total liabilities	3,091,672			3,013,066
Stockholders' equity	413,544			408,123
Total liabilities and stockholders' equity	$3,505,216			$3,421,189

Net earning assets	$579,711			$522,398
Average interest-earning assets to
average interest-bearing liabilities	121.79%			119.70%
Tax-equivalent:
Net interest income		$25,614			$26,882
Interest rate spread			2.96%			3.19%
Net interest margin(4)			3.16%			3.39%
Non-tax-equivalent:
Net interest income		$25,309			$26,569
Interest rate spread			2.92%			3.14%
Net interest margin(4)			3.12%			3.35%
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $305 and $313 for the three months ended March 31, 2020 and 2019, respectively, calculated based on a combined federal and state tax rate of 24%.
(3) The average other interest-earning assets consist of FRB stock, FHLB stock, and SBIC investments.
(4) Net interest income divided by average interest-earning assets.

	For the Nine Months Ended March 31,
	2020			2019
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
Assets:
Interest-earning assets:
Loans receivable(1)	$2,734,249	$95,045	4.63%	$2,608,485	$90,918	4.65%
Commercial paper and deposits in other banks	362,598	5,959	2.19%	323,966	6,106	2.51%
Securities available for sale	152,798	2,901	2.53%	148,645	2,582	2.32%
Other interest-earning assets(3)	42,662	2,154	6.73%	44,453	2,664	8.02%
Total interest-earning assets	3,292,307	106,059	4.30%	3,125,549	102,270	4.36%
Other assets	266,097			245,360
Total assets	$3,558,404			$3,370,909
Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	449,560	1,105	0.33%	463,035	903	0.26%
Money market accounts	765,492	5,760	1.00%	689,363	3,630	0.70%
Savings accounts	166,711	153	0.12%	197,929	189	0.13%
Certificate accounts	769,073	11,127	1.93%	573,647	6,039	1.40%
Total interest-bearing deposits	2,150,836	18,145	1.12%	1,923,974	10,761	0.89%
Borrowings	587,822	7,619	1.73%	663,156	10,691	2.15%
Total interest-bearing liabilities	2,738,658	25,764	1.25%	2,587,130	21,452	1.11%
Noninterest-bearing deposits	336,496			310,304
Other liabilities	70,175			62,830
Total liabilities	3,145,329			2,960,264
Stockholders' equity	413,075			410,645
Total liabilities and stockholders' equity	$3,558,404			$3,370,909

Net earning assets	$553,649			$538,419
Average interest-earning assets to
average interest-bearing liabilities	120.22%			120.81%
Tax-equivalent:
Net interest income		$80,295			$80,818
Interest rate spread			3.05%			3.25%
Net interest margin(4)			3.25%			3.45%
Non-tax-equivalent:
Net interest income		$79,416			$79,942
Interest rate spread			3.01%			3.22%
Net interest margin(4)			3.22%			3.41%
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $879 and $876 for the nine months ended March 31, 2020 and 2019, respectively, calculated based on a combined federal and state tax rate of 24%.
(3) The average other interest-earning assets consist of FRB stock, FHLB stock, and SBIC investments.
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

	Three Months Ended March 31, 2020
	Compared to
	Three Months Ended March 31, 2019
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$229	$(1,226)	$(997)
Commercial paper and deposits in other banks	276	(765)	(489)
Securities available for sale	87	(25)	62
Other interest-earning assets	(154)	(107)	(261)
Total interest-earning assets	$438	$(2,123)	$(1,685)
Interest-bearing liabilities:
Interest-bearing checking accounts	$(8)	$88	$80
Money market accounts	182	326	508
Savings accounts	(9)	1	(8)
Certificate accounts	649	338	987
Borrowings	(1,099)	(885)	(1,984)
Total interest-bearing liabilities	(285)	(132)	(417)
Net increase (decrease) in tax equivalent interest income	$723	$(1,991)	$(1,268)

	Nine Months Ended March 31, 2020
	Compared to
	Nine Months Ended March 31, 2019
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$4,383	$(256)	$4,127
Commercial paper and deposits in other banks	728	(875)	(147)
Securities available for sale	72	247	319
Other interest-earning assets	(108)	(402)	(510)
Total interest-earning assets	5,075	(1,286)	3,789
Interest-bearing liabilities:
Interest-bearing checking accounts	$(26)	$228	$202
Money market accounts	401	1,729	2,130
Savings accounts	(29)	(7)	(36)
Certificate accounts	2,057	3,031	5,088
Borrowings	(1,214)	(1,858)	(3,072)
Total interest-bearing liabilities	1,189	3,123	4,312
Net increase (decrease) in tax equivalent interest income	$3,886	$(4,409)	$(523)
_____________
(1) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $305 and $313 for the three months ended March 31, 2020 and 2019, respectively, calculated based on a combined federal and state income tax rate of 24%. Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $879 and $876 for the nine months ended March 31, 2020 and 2019, respectively, calculated based on a combined federal and state income tax rate of 24%.

Comparison of Results of Operation for the Three Months Ended March 31, 2020 and 2019
General.  During the three months ended March 31, 2020, net income decreased 63.9% to $1.2 million compared to $3.3 million for the three months ended March 31, 2019. The Company's diluted earnings per share decreased to $0.07 for the three months ended March 31, 2020 compared to $0.18 for the same period in fiscal 2019. As previously discussed, earnings for the three months ended March 31, 2020 and 2019 included a significant provision for loan losses of $5.4 million and $5.5 million, respectively.
Net Interest Income. Net interest income decreased by $1.3 million, or 4.7% to $25.3 million for the quarter ended March 31, 2020 compared to $26.6 million for the corresponding period in fiscal 2019. The decrease in net interest income for the quarter ended March 31, 2020 was primarily due to a $1.7 million decrease in interest and dividend income primarily driven by lower rates on loans and commercial paper as a result of lower federal funds and other market interest rates, which was partially offset by a $417,000 decrease in interest expense.
Average interest-earning assets increased $65.7 million, or 2.1% to $3.2 billion for the quarter ended March 31, 2020. The average balance of total loans receivable increased by $19.6 million, or 0.7% compared to the same quarter last year due to organic loan growth offset by the previously disclosed one-to-four family loans sold in December 2019. The average balance of commercial paper and deposits in other banks increased $40.8 million, or 12.1% between the periods driven by increases in commercial paper investments. Our investments in commercial paper have short-term maturities and limited exposure of $15.0 million or less per each highly-rated company. The average balance in securities available for sale increased $14.2 million, or 10.2%, which was primarily driven by the purchase of shorter-term corporate bonds. These increases were partially funded by a cumulative $52.9 million, or 1.8% increase in average interest-bearing liabilities and noninterest bearing deposits and the $8.9 million, or 19.0% decrease in other interest earning assets as compared to the same quarter last year. Net interest margin (on a fully taxable-equivalent basis) for the three months ended March 31, 2020 decreased to 3.16% from 3.39% for the same period a year ago.
Total interest and dividend income decreased $1.7 million, or 4.8% for the three months ended March 31, 2020 as compared to the same period last year, which was primarily driven by a $1.0 million, or 3.2% decrease in loan interest income, a $489,000, or 21.4% decrease in interest income from commercial paper and deposits in other banks, and a $261,000, or 32.2% decrease in other investment income which was partially offset by a $62,000, or 7.3% increase in interest income from securities available for sale. The lower interest income from loans and commercial paper and deposits in other banks was primarily driven by the decrease in yields. Average loan yields decreased 18 basis points to 4.51% for the quarter ended March 31, 2020 from 4.69% in the corresponding quarter last year. Accretable income on acquired loans stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter the Company analyzes the cash flow assumptions on the acquired loan pools and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from acquired loan pools can be volatile from quarter to quarter, however the incremental accretion is expected to decrease over time as the balance of the purchase discount for acquired loans decreases. For the quarters ended March 31, 2020 and 2019, average loan yields included six and seven basis points, respectively, from the accretion of purchase discounts on acquired loans. The total purchase discount for acquired loans was $5.5 million at March 31, 2020, compared to $6.7 million at June 30, 2019, and $7.1 million at March 31, 2019.
Total interest expense decreased $417,000, or 5.1% for the quarter ended March 31, 2020 compared to the same period last year. The decrease was driven by a $2.0 million, or 53.0% decrease in interest expense on borrowings partially offset by a $1.6 million, or 35.6% increase in interest expense on deposits. The additional deposit interest expense was a result of our continued focus on increasing deposits as the average balance of interest-bearing deposits increased $205.3 million, or 10.4% along with a 20 basis point increase in the average cost of interest-bearing deposits for the quarter ended March 31, 2020 compared to the same quarter last year. Average borrowings for the quarter ended March 31, 2020 decreased $196.8 million, or 29.4% along with a 75 basis point decrease in the average cost of borrowings compared to the same period last year. The decrease in the average cost of borrowing was driven by the lower federal funds rate during the current quarter compared to the prior year. The overall average cost of funds decreased seven basis points to 1.16% for the current quarter compared to 1.23% in the same quarter last year due primarily to the impact of the lower amount of borrowings and lower interest rates.
Provision for Loan Losses. During the three months ended March 31, 2020 there was a $5.4 million provision for loan losses compared to a $5.5 million provision for the corresponding quarter of fiscal 2019. The current year provision included significant adjustments relating to COVID-19 compared to prior year's provision which was primarily driven by one commercial loan relationship. Net loan charge-offs totaled $581,000 for the three months ended March 31, 2020 compared to $2.5 million for the same period in fiscal 2019. Annualized net charge-offs as a percentage of average loans was 0.09% for the three months ended March 31, 2020, compared to 0.38% for the same period in fiscal 2019.
See "Comparison of Financial Condition - Asset Quality" for additional details.
Noninterest Income.  Noninterest income increased $1.0 million, or 18.1% to $6.4 million for the three months ended March 31, 2020 from $5.4 million for the same period in the previous year primarily due a $160,000, or 119.4% increase in loan income and fees and a $749,000, or 74.4% increase in other noninterest income. The $160,000 increase for the quarter in loan income and fees is primarily a result of our adjustable rate conversion program and prepayment fees on equipment finance loans. The $749,000 increase in other noninterest income primarily related to operating lease income from the new equipment finance line of business. There were $32.2 million of residential mortgage loans originated for sale which were sold with gains of $852,000 compared to $24.7 million sold and gains of $628,000 in the corresponding quarter in the prior year. During the quarter ended March 31, 2020, $6.8 million of the guaranteed portion of SBA commercial loans were sold with gains of $469,000 compared to $11.5 million sold and gains of $843,000 in the corresponding quarter in the prior year. In addition, $18.0 million of home equity loans were sold during the quarter for a gain of $183,000.

Noninterest Expense.  Noninterest expense for the three months ended March 31, 2020 increased $1.9 million, or 8.4% to $24.9 million compared to $23.0 million for the three months ended March 31, 2019. The increase was primarily due to a $1.0 million, or 7.4% increase in salaries and employee benefits as a result of new positions and annual salary increases; a $1.0 million, or 34.6% increase in other expenses, mainly driven by depreciation from our equipment finance line of business and expenses related to our recent core system conversion; a $164,000, or 23.5% increase in telephone, postage, and supplies as a result of our core conversion; and a $142,000, or 44.4% increase in deposit insurance premiums as a result of our growth and changing loan portfolio mix. Partially offsetting these increases was a cumulative decrease of $365,000, or 39.1% in REO-related expenses and core deposit intangible amortization for the three months ended March 31, 2020 compared to the same period last year as a result of gains on the sale of REO during the current quarter compared to a loss in the corresponding quarter in fiscal 2019.
Income Taxes. The Company's income tax expense for the three months ended March 31, 2020 increased $3,000, or 1.6% to $188,000 from $185,000. The effective tax rate for the three months ended March 31, 2020 and 2019 was 13.6% and 5.3%, respectively. These lower rates were due to the effects of $1.0 million in each quarter of tax-free income from municipal leases in the Company's loan portfolio and a $325,000 valuation adjustment in 2019 related to the Tax Cut and Jobs Act.
Comparison of Results of Operation for the Nine Months Ended March 31, 2020 and 2019
General.  During the nine months ended March 31, 2020, net income increased by $55,000, or 0.3% to $19.2 million from $19.1 million for the nine months ended March 31, 2019. Diluted earnings per share increased 5.9% to $1.08 for the first nine months of fiscal year 2020, compared to $1.02 in the same period in fiscal 2019 primarily as a result of continued stock buybacks.
Net Interest Income. Net interest income decreased $526,000, or 0.7% to $79.4 million for the nine months ended March 31, 2020 compared to $79.9 million for the nine months ended March 31, 2019. This decrease in net interest income was driven by a $3.8 million increase in interest and dividend income primarily driven by an increase in average interest-earning assets, which was offset by a $4.3 million increase in interest expense.
Average interest-earning assets increased $166.8 million, or 5.3% to $3.3 billion for the nine months ended March 31, 2020 compared to $3.1 billion for the corresponding period in fiscal 2019. For the nine months ended March 31, 2020, the average balance of total loans receivable increased $125.8 million, or 4.8% compared to the same period last year primarily due to organic loan growth. The average balance of commercial paper and deposits in other banks increased $38.6 million, or 11.9% between the periods driven by increases in commercial paper investments. These increases were primarily funded by the $151.5 million, or 5.9% increase in average interest-bearing liabilities, as compared to the same nine-month period last year. Net interest margin (on a fully taxable-equivalent basis) for the nine months ended March 31, 2020 decreased to 3.25% from 3.45% for the same period a year ago.
Total interest and dividend income increased $3.8 million, or 3.7% for the nine months ended March 31, 2020 as compared to the same period last year, which was primarily driven by a $4.1 million, or 4.6% increase in loan interest income, and a $319,000, or 12.4% increase in interest income from securities available for sale, which was partially offset by a $147,000, or 2.4% decrease in interest income from commercial paper and interest-bearing deposits and a $510,000, or 19.1% decrease in other investment income. The additional loan interest income was driven by the increase in the average balance of loans receivable compared to the prior year. Average loan yields decreased by two basis points to 4.63% for the nine months ended March 31, 2020 from 4.65% in the corresponding period last year. For the nine months ended March 31, 2020 and 2019, average loan yields included six and eight basis points, respectively, from the accretion of purchase discounts on acquired loans.
Total interest expense increased $4.3 million, or 20.1% for the nine months ended March 31, 2020 compared to the same period last year. The increase was driven by a $7.4 million, or 68.6% increase in deposit interest expense partially offset by a $3.1 million, or 28.7% decrease in interest expense on borrowings. The additional deposit interest expense was a result of a $226.9 million, or 11.8% increase in the average balance of interest-bearing deposits along with a 37 basis point increase in the average cost of those deposits for the nine months ended March 31, 2020 as compared to the same period last year. Average borrowings for the nine months ended March 31, 2020 decreased $75.3 million, or 11.4% along with a 42 basis point decrease in the average cost of borrowings compared to the same period last year. The overall cost of funds increased 14 basis points to 1.25% for the nine months ended March 31, 2020 compared to 1.11% in the corresponding period last year.

Provision for Loan Losses.  There was a $5.8 million provision for loan losses for the nine months ended March 31, 2020 compared to $5.5 million for the corresponding period in fiscal 2019. The fiscal 2020 and 2019 provisions for loan losses relate primarily to the previously discussed COVID-19 and commercial lending relationship, respectively. Net loan charge-offs totaled $379,000 for the nine months ended March 31, 2020, compared to $2.1 million for the same period in fiscal 2019. Annualized net charge-offs as a percentage of average loans were 0.02% for the nine months ended March 31, 2020 compared to 0.11% for the same period last fiscal year.
See "Comparison of Financial Condition - Asset Quality" for additional details.
Noninterest Income.  Noninterest income increased $7.0 million, or 43.6%, to $23.1 million for the nine months ended March 31, 2020 from $16.1 million for the nine months ended March 31, 2019, primarily due to a $3.5 million, or 85.4% increase in the gain on sale of loans held for sale, a $1.3 million, or 170.4% increase in loan income and fees, and a $2.0 million, or 81.1% increase in other noninterest income. The increase in the gain on sale of loans held for sale was a result of the previously discussed one-to-four family loans sold during the period which resulted in a non-recurring $1.3 million gain. In addition to this non-recurring gain, $135.4 million of residential mortgage loans sold with gains of $3.6 million for the nine months ended March 31, 2020, compared to $81.3 million sold and gains of $2.0 million in the corresponding period in the prior year. During the nine months ended March 31, 2020, $36.0 million of SBA commercial loans were sold with recorded gains of $2.5 million compared to $28.7 million sold and gains of $2.0 million in the corresponding period in the prior year. The increase in loan income and fees is primarily a result of our adjustable rate conversion program and prepayment fees on equipment finance loans. The $2.0 million increase in other noninterest income primarily related to operating lease income from the equipment finance line of business.
Noninterest Expense.  Noninterest expense for the nine months ended March 31, 2020 increased $5.8 million, or 8.6%, to $72.5 million compared to $66.7 million for the nine months ended March 31, 2019. The increase was primarily due to a $3.5 million, or 9.1% increase in salaries and employee benefits; a $2.4 million, or 30.3% increase in other expenses, mainly driven by depreciation from our equipment finance line of business and expenses related to our core conversion; a $497,000, or 40.8% increase in marketing and advertising expense; a $308,000, or 5.4% increase in computer services; and a $252,000, or 11.4% increase in telephone, postage, and supplies. Partially offsetting these increases was a decrease of $485,000, or 50.6% in deposit insurance premiums related to credit from the Federal Deposit Insurance Corporation in the first and second quarter; a $462,000, or 29.2% decrease in core deposit intangible amortization; and a $214,000, or 20.4% decrease in REO related expenses for the nine months ended March 31, 2020 compared to the same period last year.
Income Taxes.  For the nine months ended March 31, 2020, the Company's income tax expense increased $376,000, or 8.0% to $5.1 million from $4.7 million for the nine months ended March 31, 2019 as a result of higher pretax income. The effective tax rate for the nine months ended March 31, 2020 and 2019 was 20.9% and 19.7%, respectively.
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2020, the Bank had an available borrowing capacity of $109.9 million with the FHLB of Atlanta, a $112.3 million line of credit with the FRB and a line of credit with each of three unaffiliated banks totaling $70.0 million. At March 31, 2020, we had $535.0 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At March 31, 2020 brokered deposits totaled $151.7 million, or 5.9% of total deposits compared to $176.8 million, or 7.6% of total deposits at June 30, 2019. We also intend to utilize the FRB's PPPLF to supplement our liquidity pursuant to which the Company will pledge its PPP loans as collateral to obtain FRB non-recourse loans. The PPPLF will take the PPP loans as collateral at face value.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits, federal funds, and commercial paper. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. The Company's primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2020, the Company (on an unconsolidated basis) had liquid assets of $2.0 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2020, the total approved loan commitments and unused lines of credit outstanding amounted to $216.5 million and $374.4 million, respectively, as compared to $274.9 million and $353.7 million, respectively, as of June 30, 2019. Certificates of deposit scheduled to mature in one year or less at March 31, 2020, totaled $588.2 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During the first nine months of fiscal 2020, cash and cash equivalents increased $11.0 million, or 15.5%, to $82.1 million as of March 31, 2020 from $71.0 million as of June 30, 2019. Cash provided by financing activities was $57.2 million while cash used in operating activities and investing activities was $16.7 million and $29.6 million, respectively. Primary sources of cash for the nine months ended March 31, 2020 included a $227.5 million increase in deposits, $154.9 million in loans not initially originated for sale were sold, $27.8 million in maturing securities available for sale, $10.9 million in principal repayments from mortgage-backed securities, and $4.2 million in net redemptions of other investments. Primary uses of cash during the period included a $145.0 million decrease in borrowings, an increase in loans of $99.1 million, a net increase in commercial paper of $35.9 million, $75.5 million of purchases of debt securities available for sale, $5.5 million in purchases of certificates of deposit in other banks, net of maturities, $11.0 million in purchases of operating lease equipment, $3.4 million in cash dividends, and $23.2 million in common stock repurchases. All sources and uses of cash reflect our cash management strategy to increase our higher yielding investments and loans by increasing lower costing borrowings and reducing our holdings of lower yielding investments.

Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the nine months ended March 31, 2020, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at March 31, 2020, is as follows (in thousands):

Undisbursed portion of construction loans	$161,655
Commitments to make loans	54,884
Unused lines of credit	374,401
Unused letters of credit	6,833
Total loan commitments	$597,773
Capital Resources
At March 31, 2020, stockholders' equity totaled $405.4 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.
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
HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of March 31, 2020. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at March 31, 2020 under applicable regulatory requirements.

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.

As of March 31, 2020
Common Equity Tier I Capital to Risk-Weighted Assets	$372,175	11.42%	$146,656	4.50%	$211,837	6.50%
Tier I Capital (to Total Adjusted Assets)	$372,175	10.72%	$138,853	4.00%	$173,566	5.00%
Tier I Capital (to Risk-weighted Assets)	$372,175	11.42%	$195,542	6.00%	$260,723	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$399,480	12.26%	$260,723	8.00%	$325,903	10.00%

As of June 30, 2019
Common Equity Tier I Capital to Risk-Weighted Assets	$374,729	12.20%	$138,226	4.50%	$199,659	6.50%
Tier I Capital (to Total Adjusted Assets)	$374,729	10.89%	$137,649	4.00%	$172,062	5.00%
Tier I Capital (to Risk-weighted Assets)	$374,729	12.20%	$184,301	6.00%	$245,734	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$396,613	12.91%	$245,734	8.00%	$307,168	10.00%

HomeTrust Bank:

As of March 31, 2020
Common Equity Tier I Capital to Risk-Weighted Assets	$361,674	11.10%	$146,636	4.50%	$211,807	6.50%
Tier I Capital (to Total Adjusted Assets)	$361,674	10.42%	$138,881	4.00%	$173,601	5.00%
Tier I Capital (to Risk-weighted Assets)	$361,674	11.10%	$195,514	6.00%	$260,686	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$388,976	11.94%	$260,686	8.00%	$325,857	10.00%

As of June 30, 2019
Common Equity Tier I Capital to Risk-Weighted Assets	$355,759	11.59%	$138,153	4.50%	$199,555	6.50%
Tier I Capital (to Total Adjusted Assets)	$355,759	10.34%	$137,590	4.00%	$171,988	5.00%
Tier I Capital (to Risk-weighted Assets)	$355,759	11.59%	$184,204	6.00%	$245,606	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$377,639	12.30%	$245,606	8.00%	$307,007	10.00%
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At March 31, 2020, the conservation buffer was 4.26% and 3.94% for HomeTrust Bancshares, Inc. and the Bank, respectively.
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
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2020, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2020, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In light of recent developments relating to COVID-19, the Company is supplementing its risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended June 30, 2019, as filed with the Securities and Exchange Commission on September 13, 2019. The following risk factor should be read in conjunction with the risk factors described in the 2019 Form 10-K.
The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, most of whom are currently under government issued stay-at-home orders. As an essential business, we continue to provide banking and financial services to our customers with drive-thru access available at the majority of our branch locations and in-person services available by appointment. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.
In response to the stay-at-home orders, many of our employees currently are working remotely to enable us to continue to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations (other than through government sponsored programs such as the Payroll Protection Program), deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.
The impact of the pandemic is expected to continue to adversely affect us during 2020 and possibly longer as the ability of many of our customers to make loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that increased loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.
The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. However, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from the Bank. In addition, since the commencement of the PPP, several larger banks have been subject to litigation regarding their processing of PPP loan applications. The Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank seeking PPP loans. PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans. If any such litigation is filed against the Bank, it may result in significant financial or reputational harm to us.
In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.
Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown, and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled "Risk Factors" in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2020:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
January 1 - January 31, 2020	134,400	$26.55	134,400	583,273
February 1 - February 29, 2020	78,200	26.57	78,200	505,073
March 1 - March 31, 2020	423,200	17.38	423,200	81,873
Total	635,800	$20.45	635,800	81,873
Subsequent to March 31, 2020, the remaining shares under the Company's then-outstanding plan were repurchased and on April 2, 2020, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 889,123 shares of the Company's common stock, representing 5% of the Company's outstanding shares at the time of the announcement. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.

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

(o)
10.1	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(v)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(q)
10.3	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares,Inc. and C. Hunter Westbrook	(q)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(s)
10.4	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares,Inc. and Tony J. VunCannon	(q)
10.5	Employment Agreement between HomeTrust Bancshares, Inc. and Howard L. Sellinger	(q)
10.6	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(b)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(b)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(b)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(b)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(b)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(b)
10.7E	SERP Joinder Agreement for Stan Allen	(b)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(b)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(b)
10.7H	SERP Joinder Agreement for William T. Flynt	(b)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(f)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(b)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(b)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(b)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(b)

10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(b)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(b)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(b)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(b)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(b)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(b)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(b)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(g)
10.13	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(h)
10.14	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(h)
10.15	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(h)
10.16	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(h)
10.17	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(h)
10.18	Reserved
10.19	Reserved
10.20	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(k)
10.21	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(k)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(k)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(k)
10.24	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(k)
10.25	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(k)
10.26	Offer Letter between HomeTrust Bank and Keith J. Houghton	(m)
10.27	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(i)
10.28	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(q)
10.29	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(r)
10.30	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Paula C. Labian	(u)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101

(a)	Reserved

(b)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(c)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(d)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on November 27, 2013 (File No. 001-35593).

(e)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-35593).

(f)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(g)	Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(h)	Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(i)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-35593).

(j)	Filed as an exhibit to Jefferson Bancshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(k)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(l)	Reserved.

(m)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).

(n)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on January 29, 2016 (File No. 001-35593).

(o)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on August 21, 2018 (File No. 001-35593).

(p)	Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on May 1, 2018 (File No. 001-35593).

(q)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 11, 2018 (File No. 001-35593).

(r)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (File No. 001-35593).

(s)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2018 (File No. 001-35593.

(t)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-35593).

(u)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 (File No. 001-35593).

(v)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-35593).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: May 8, 2020	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: May 8, 2020	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)