Form 10-K
period 2020-06-30
HomeTrust Bancshares, Inc.
filed 2020-09-11
CIK 1538263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2020
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
As of September 8, 2020, there were issued and outstanding 17,021,357 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock as of December 31, 2019, was $457.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).
Documents Incorporated By Reference
Part III of Form 10-K - Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholder.

HOMETRUST BANCSHARES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2020

Glossary of Defined Terms
The following items may be used throughout this Form 10-K, including the Notes to Consolidated Financial Statements in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

Term	Definition
AFS	Available-For-Sale
AICPA	American Institute of Certified Public Accountants
AMT	Alternative Minimum Tax
ASC	Accounting Standard Codification
ASU	Accounting Standard Update
BHCA	Bank Holding Company Act
BOLI	Bank Owned Life Insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of 2020
CD	Certificates of Deposit
CECL	Current Expected Credit Loss
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CBLR	Community Bank Leverage Ratio
CRA	Community Reinvestment Act
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
DTA	Deferred Tax Asset
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHFA	Federal Housing Finance Agency
FHLB or FHLB of Atlanta	Federal Home Loan Bank
FRB	Federal Reserve Bank of Richmond
GAAP	Generally Accepted Accounting Principles in the United States
GSE	Government-Sponsored Enterprises
HELOC	Home Equity Line of Credit
IRC	Internal Revenue Code
KSOP	HomeTrust Bank KSOP Plan
LIBOR	London Interbank Offered Rate
LPO	Loan Production Office
MBS	Mortgage-Backed Security
MSA	Metropolitan Statistical Area
NOL	Net Operating Loss
NCCOB	North Carolina Office of the Commissioner of Banks
OTTI	Other Than Temporary Impairment
PCI	Purchase Credit Impaired
PPP	Paycheck Protection Program

PVE	Present Value of Equity
REO	Real Estate Owned
ROA	Return on Assets
ROE	Return on Equity
ROU	Right of Use
SAS	Statement of Auditing Standards
SBA	U.S. Small Business Administration
SBIC	Small Business Investment Companies
SEC	Securities and Exchange Commission
SOX Act	Sarbanes-Oxley Act of 2002
Tax Act	Tax Cuts and Jobs Act
TDR	Troubled Debt Restructuring
USDA B&I	United States Department of Agriculture Business & Industry
WNCSC	Western North Carolina Service Corporation

Forward-Looking Statements
Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the effect of the COVID-19 pandemic, including on the Company’ credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of the LIBOR, and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Federal Reserve, the NCCOB, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in laws or regulations, changes in regulatory policies and principles or the application or interpretation of laws and regulations by regulatory agencies and tax authorities, including changes in deferred tax asset and liability activity, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; management's assumptions in determining the adequacy of the allowance for loan losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the CARES Act; and the other risks detailed from time to time in our filings with the SEC, including this report on Form 10-K.
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

PART I
Item 1. Business
General
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the holding company for HomeTrust Bank in connection with HomeTrust Bank’s conversion from mutual to stock form, which was completed on July 10, 2012 (the “Conversion”). As a bank holding company and financial holding company, HomeTrust Bancshares, Inc. is regulated by the Federal Reserve. At June 30, 2020, the Company had consolidated total assets of $3.7 billion, total deposits of $2.8 billion and stockholders’ equity of $408.3 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank and its subsidiary. As a North Carolina state-chartered bank, and member of the Federal Reserve System, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the FDIC. The Bank is a member of the FHLB of Atlanta, which is one of the 12 regional banks in the Federal Home Loan Bank System. Our headquarters is located in Asheville, North Carolina.
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
Starting in 2013, we entered seven attractive markets through various acquisitions and new office openings, as well as expanded our product lines. These included:

•	BankGreenville Financial Corporation - one office in Greenville, South Carolina (acquired in July 2013)

•	Jefferson Bancshares, Inc. - nine offices across East Tennessee (acquired in May 2014)

•	Commercial LPO in Roanoke, Virginia (opened in July 2014)

•	Bank of Commerce - one office in Charlotte, North Carolina (acquired in July 2014)

•	Ten Bank of America Branch Offices - nine in southwest Virginia, one in Eden, North Carolina (acquired in November 2014)

•	Commercial LPO in Raleigh, North Carolina (opened in November 2014) and later converted into full service branch (converted in April 2017)

•	United Financial of North Carolina, Inc. - municipal lease company headquartered in Fletcher, North Carolina (acquired in December 2016)

•	TriSummit Bancorp, Inc. - six offices in East Tennessee (acquired in January 2017)

•	Began origination and sales of SBA loans through our new SBA line of business (September 2017)

•	De novo branch in Cary, North Carolina (opened in March 2018)

•	Began equipment finance line of business (May 2018)
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
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences including home equity loans, construction and land/lot loans, commercial real estate loans, construction and development loans, commercial and industrial loans, SBA loans, equipment finance leases, indirect automobile loans, and municipal leases. We also work with a third party to originate HELOCs which are pooled and sold. In addition, we purchase investment securities consisting primarily of securities issued by United States Government agencies and government-sponsored enterprises, as well as, commercial paper and certificates of deposit insured by the FDIC.
We offer a variety of deposit accounts for individuals, businesses, and nonprofit organizations. Deposits and borrowings are our primary source of funds for our lending and investing activities.

Market Areas
HomeTrust Bank operates in nine MSAs: Asheville, NC, with a population of 463,000 as of June 2019; Charlotte-Concord-Gastonia, NC-SC, with a population of 2.6 million as of June 2019; Greenville-Anderson-Mauldin, SC, with a population of 921,000 as of June 2019; Johnson City, TN, with a population of 204,000 as of June 2019; Kingsport-Bristol-Bristol, TN-VA, with a population of 307,000 as of June 2019; Knoxville, TN, with a population of 869,000 as of June 2019; Morristown, TN, with a population of 143,000 as of June 2019; Roanoke, VA, with a population of 313,000 as of June 2019; and Raleigh, NC, with a population of 1.4 million as of June 2019 according to the United State Census Bureau.
Unemployment data remains one of the most informative indicators of our local economies and has been dramatically affected by COVID-19. Based on information from the U.S. Bureau of Labor Statistics we have set forth below information regarding the unemployment rates nationally and in our market areas.

	As of June 30,
Location	2020	2019
U.S. National	11.2%	3.8%
North Carolina	7.6%	4.2%
Asheville MSA	8.9%	3.6%
Charlotte/Concord/Gastonia	8.4%	4.1%
Raleigh	7.2%	4.0%
South Carolina	8.7%	3.4%
Greenville	9.7%	3.3%
Tennessee	9.7%	3.5%
Morristown	9.4%	4.5%
Johnson City	8.9%	4.4%
Kingsport-Bristol	9.2%	4.2%
Knoxville	8.2%	3.9%
Virginia	8.4%	2.9%
Roanoke	8.2%	3.0%
See Item 1A, “Risk Factors" for additional details on the Company's risk factors related to COVID-19.
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

Location	Rank(1)	Deposit Market Share(1)
North Carolina	18th	0.40%
Asheville MSA	5th	10.15%
Charlotte/Gastonia	17th	0.03%
Raleigh	19th	0.20%
South Carolina	61st	0.07%
Greenville	17th	0.72%
Tennessee	48th	0.30%
Morristown	3rd	18.88%
Johnson City	4th	8.42%
Kingsport-Bristol	6th	4.31%
Knoxville	16th	0.47%
Virginia	61st	0.10%
Roanoke	9th	5.67%
Bristol	5th	3.39%
___________________________________________________________________
(1) Source: FDIC data as of June 30, 2019
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

Lending Activities
The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees/costs and allowances for losses) at the dates indicated.

	At June 30,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Retail consumer loans:
One-to-four family	$473,693	17.11%	$660,591	24.42%	$664,289	26.29%	$684,089	29.08%	$623,701	34.04%
Home equity - originated	137,447	4.96	139,435	5.16	137,564	5.44	157,068	6.68	163,293	8.91
Home equity - purchased	71,781	2.59	116,972	4.32	166,276	6.58	162,407	6.90	144,377	7.88
Construction and land/lots	81,859	2.96	80,602	2.98	65,601	2.60	50,136	2.13	38,102	2.08
Indirect auto finance	132,303	4.78	153,448	5.67	173,095	6.85	140,879	5.99	108,478	5.92
Consumer	10,259	0.37	11,416	0.42	12,379	0.49	7,900	0.34	4,635	0.25
Total retail consumer loans	907,342	32.77%	1,162,464	42.97%	1,219,204	48.25%	1,202,479	51.12%	1,082,586	59.08%
Commercial loans:
Commercial real estate	1,052,906	38.03%	927,261	34.28%	857,315	33.93%	730,408	31.04%	486,561	26.55%
Construction and development	215,934	7.80	210,916	7.80	192,102	7.60	197,966	8.42	86,840	4.74
Commercial and industrial	154,825	5.59	160,471	5.93	135,336	5.36	120,387	5.12	73,289	4.00
Equipment finance (1)	229,239	8.28	132,058	4.88	13,487	0.54	—	—	—	—
Municipal leases	127,987	4.62	112,016	4.14	109,172	4.32	101,175	4.30	103,183	5.63
Paycheck Protection Program	80,697	2.91	—	—	—	—	—	—	—	—
Total commercial loans	1,861,588	67.23%	1,542,722	57.03%	1,307,412	51.75%	1,149,936	48.88%	749,873	40.92%
Total loans	2,768,930	100.00%	2,705,186	100.00%	2,526,616	100.00%	2,352,415	100.00%	1,832,459	100.00%
Less:
Deferred costs (fees), net	189		4		(764)		(945)		372
Allowance for losses	(28,072)		(21,429)		(21,060)		(21,151)		(21,292)
Total loans receivable, net	$2,741,047		$2,683,761		$2,504,792		$2,330,319		$1,811,539
_____________________________________________
(1)    Equipment finance line of business began operations in May 2018.

The following table shows the fixed- and variable-rate composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees/costs and allowances for loan losses) at the dates indicated.

	At June 30,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:	(Dollars in thousands)
Retail consumer loans:
One-to-four family	$193,001	7.0%	$293,537	10.8%	$333,986	13.2%
Home equity - originated	1,004	—	446	—	163	—
Construction and land/lots	77,973	2.8	74,989	2.8	59,283	2.3
Indirect auto finance	132,303	4.8	153,448	5.7	173,095	6.9
Consumer	4,323	0.2	12,583	0.5	6,457	0.3
Commercial loans:
Commercial real estate	526,680	19.0	491,683	18.2	441,796	17.5
Construction and development	33,994	1.2	34,837	1.3	55,682	2.2
Commercial and industrial	73,610	2.7	81,238	3.0	74,081	3.0
Equipment finance	229,239	8.3	132,058	4.9	13,487	0.5
Municipal leases	127,406	4.6	112,016	4.1	109,172	4.3
Paycheck Protection Program	80,697	2.9	—	—	—	—
Total fixed-rate loans	1,480,230	53.5%	1,386,835	51.3%	1,267,202	50.2%
Adjustable-rate loans:
Retail consumer loans:
One-to-four family	280,692	10.2%	367,054	13.6%	330,303	13.1%
Home equity - originated	136,443	4.9	130,649	4.8	137,401	5.4
Home equity - purchased	71,781	2.6	116,972	4.3	166,276	6.6
Construction and land/lots	3,886	0.1	5,613	0.2	6,318	0.3
Consumer	5,936	0.2	7,173	0.3	5,922	0.2
Commercial loans:
Commercial real estate	526,226	19.0	435,578	16.1	415,519	16.4
Construction and development	181,940	6.6	176,079	6.5	136,420	5.4
Commercial and industrial	81,215	2.9	79,233	2.9	61,255	2.4
Municipal leases	581	—	—	—	—	—
Total adjustable-rate loans	1,288,700	46.5%	1,318,351	48.7%	1,259,414	49.8%
Total loans	2,768,930	100.0%	2,705,186	100.0%	2,526,616	100.0%
Less:
Deferred costs (fees), net	189		4		(764)
Allowance for losses	(28,072)		(21,429)		(21,060)
Total loans receivable, net	$2,741,047		$2,683,761		$2,504,792
For further discussion, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report.

Loan Maturity.  The following tables set forth certain information at June 30, 2020 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but do not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Retail Consumer
	Due During Years Ending June 30,
	2021	2022	2023	2024 to 2025	2026 to 2027	2028 to 2032	2033 and following	Total
	(Dollars in thousands)
One-to-four family
Amount	$14,037	12,574	11,828	31,497	15,401	54,834	333,522	$473,693
Weighted Average Rate	4.41%	4.35%	4.52%	4.78%	4.42%	4.07%	4.12%	4.19%
Home equity - originated
Amount	$3,604	5,857	7,803	10,418	5,354	7,779	96,632	$137,447
Weighted Average Rate	5.22%	4.79%	3.93%	3.87%	4.35%	4.00%	4.07%	4.11%
Home equity - purchased
Amount	$—	—	—	—	—	—	71,781	$71,781
Weighted Average Rate	—%	—%	—%	—%	—%	—%	2.96%	2.96%
Construction and land/lots
Amount	$263	91	237	866	2,049	2,831	75,522	$81,859
Weighted Average Rate	7.09%	6.49%	8.23%	5.94%	5.51%	5.87%	3.76%	3.92%
Indirect auto finance
Amount	$1,178	7,397	17,059	66,084	40,409	176	—	$132,303
Weighted Average Rate	3.18%	3.23%	3.53%	4.53%	4.86%	5.56%	—%	4.42%
Consumer
Amount	$118	382	622	7,882	728	26	501	$10,259
Weighted Average Rate	5.84%	4.51%	5.60%	5.79%	6.17%	3.54%	16.38%	6.27%

	Commercial Loans
	Due During Years Ending June 30,
	2021	2022	2023	2024 to 2025	2026 to 2027	2028 to 2032	2033 and following	Total
	(Dollars in thousands)
Commercial real estate
Amount	$125,537	115,494	148,999	313,365	109,660	189,793	50,058	$1,052,906
Weighted Average Rate	3.69%	3.65%	3.84%	3.84%	3.04%	2.90%	4.03%	3.56%
Construction and development
Amount	$78,204	32,569	24,265	49,190	10,800	18,721	2,185	$215,934
Weighted Average Rate	4.10%	3.56%	3.44%	3.40%	3.53%	2.83%	3.86%	3.64%
Commercial and industrial
Amount	$30,427	28,042	30,880	23,423	19,814	19,498	2,741	$154,825
Weighted Average Rate	4.68%	3.32%	4.77%	4.67%	4.51%	5.62%	5.12%	4.55%
Equipment finance
Amount	$3,026	7,158	24,970	148,118	45,811	156	—	$229,239
Weighted Average Rate	4.70%	5.60%	5.54%	5.25%	5.10%	5.98%	—%	5.26%
Municipal leases(1)
Amount	$1,244	13,494	6,425	11,813	9,904	38,850	46,257	$127,987
Weighted Average Rate	3.44%	2.37%	3.21%	4.07%	5.11%	4.83%	4.83%	4.42%
Paycheck Protection Program
Amount	$—	80,697	—	—	—	—	—	$80,697
Weighted Average Rate	—%	1.00%	—%	—%	—%	—%	—%	1.00%

	Total
	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During Years Ending June 30,
2021	$257,638	3.86%
2022	303,755	2.94
2023	273,088	4.12
2024 to 2025	662,656	4.37
2026 to 2027	259,930	4.18
2028 to 2032	332,664	3.51
2033 and following	679,199	3.98
Total	$2,768,930	3.93%
_________________________________________________________

(1)	The weighted average rate of municipal loans is adjusted for a 24% combined federal and state tax rate since the interest income from these leases is tax exempt.
The total amount of loans due after June 30, 2021, which have predetermined interest rates is $1.2 billion, while the total amount of loans which have adjustable interest rates is $1.3 billion.
Lending Authority. Loan credit authority is granted to various officers of the Bank and approved at least annually by the Credit Risk Committee, which is made up of the Chief Operating Officer, Chief Credit Officer, Chief Risk Officer, and the Commercial Banking Group Executive. Generally, total credit exposure that exceeds the loan credit authority of each officer must be approved by the Senior Credit Officer or Chief Credit Officer. In the absence of the Chief Credit Officer, another Senior Credit Officer not directly involved with the borrower may approve the credit instead of the Chief Credit Officer.
Loan relationships in excess of $7.5 million in total credit exposure must be approved by our Senior Loan Committee, which is comprised of the Chief Credit Officer (Senior Credit Officer may substitute) and the Commercial Banking Group Executive (Chief Operating Officer may substitute). Any loan submitted for Senior Loan Committee approval must have the prior approval of the Relationship Manager, the Market President (Commercial Banking Group Executive may substitute) and their assigned Senior Credit Officer. Loans in excess of $15.0 million in total credit exposure must be approved by the Executive Loan Committee comprised of the Chief Executive Officer, Chief Operating Officer, Commercial Banking Group Executive, Chief Credit Officer and a Senior Credit Officer not involved with the credit. A quorum consists of at least three members, one of whom must be either the Chief Credit Officer or the Senior Credit Officer. A 70% vote is required for approval. Total credit exposure in a single loan or group of loans to related borrowers exceeding 60% of the Bank’s legal lending limit must be approved by the Bank's board of directors.
At June 30, 2020, the maximum amount under federal regulation that we could lend to any one borrower and the borrower’s related entities was approximately $58.7 million. Our five largest lending relationships are with commercial borrowers and totaled $136.7 million in the aggregate, or 4.9% of our $2.7 billion loan portfolio at June 30, 2020.
The largest lending relationship at June 30, 2020 consisted of fourteen loans totaling approximately $32.7 million to 12 borrowers based in Florida. The largest loan in this relationship had an outstanding balance of $5.9 million as of June 30, 2020 and was secured by a non-owner-occupied office property located in Greensboro, NC. The remaining relationship exposure consisted of thirteen loans secured by various non-owner-occupied industrial, retail, and medical office properties. The properties are located in the various eastern Tennessee cities, as well as in Rocky Mount and Greensboro, NC, Dublin, VA, Rome, GA, Sunrise, FL, and Greenbelt, MD. As of June 30, 2020, all loans to these borrowers were performing in accordance with their original repayment terms.
The second largest lending relationship at June 30, 2020 was approximately $27.3 million consisting of one loan secured by an assisted living property located in Savannah, GA. As of June 30, 2020, this loan was performing in accordance with its original repayment terms.
The third largest lending relationship at June 30, 2020 was $26.5 million consisting of six loans to four borrowers in North Carolina. The largest loan in the relationship at June 30, 2020 had an outstanding balance of $6.5 million and was secured by a hotel property located in Greensboro, NC. The remaining exposure consisted of loans secured by hotel properties in Fayetteville, NC, Wake Forest, NC, and Clinton, SC. As of June 30, 2020, payments on all these loans had been deferred in accordance with the Company’s loan payment deferral program related to COVID-19 but were considered performing loans and not adversely classified.
The fourth largest lending relationship at June 30, 2020 was $26.2 million consisting of 22 loans to 13 borrowers in Tennessee. The largest loan in the relationship at June 30, 2020 had an outstanding balance of approximately $13.3 million and was secured by a multifamily property in Sevierville, TN. The remaining relationship exposure was secured by non-owner-occupied industrial flex-space, retail, office, and single-family properties, as well as all business assets. The properties are located in Jonesborough, TN and Johnson City, TN. As of June 30, 2020, payments on two of these loans totaling approximately $824,000 had been deferred in accordance with the Company’s loan payment deferral program related to COVID-19 but were considered performing loans and not adversely classified. All other loans to these borrowers were performing in accordance with their original repayment terms.

The fifth largest lending relationship at June 30, 2020 was approximately $24.0 million consisting of three loans to three North Carolina borrowers. The largest loan in the relationship at June 30, 2020 had an outstanding balance of $11.8 million and was secured by a non-owner-occupied medical office located in Covington, LA. The remaining two loans were secured by non-owner-occupied office properties located in Rome, GA and Gastonia, NC. As of June 30, 2020, all loans to these borrowers were performing in accordance with their original repayment terms.
Retail Consumer Loans
One-to-Four Family Real Estate Lending. We originate loans secured by first mortgages on one-to-four family residences typically for the purchase or refinance of owner-occupied primary or secondary residences located primarily in our market areas. We generally originate one-to-four family residential mortgage loans through referrals from real estate agents, builders, and from existing customers. Walk-in customers are also important sources of loan originations. At June 30, 2020, $473.7 million, or 17.1%, of our loan portfolio consisted of loans secured by one-to-four family residences.
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
The majority of our one-to-four family residential loans are originated with fixed rates and have terms of ten to 30 years. At June 30, 2020 our one-to-four family residential loan portfolio included $193.0 million in fixed rate loans. We generally originate fixed rate mortgage loans with terms greater than 15 years for sale to various secondary market investors on a servicing released basis. We also originate adjustable-rate mortgage, or ARM, loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin. Most of our ARM loans are hybrid loans, which after an initial fixed rate period of one, five, seven, or ten years will convert to an annual adjustable interest rate for the remaining term of the loan. Our ARM loans have terms up to 30 years. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our asset/liability management objectives. Our ARM loans generally have a floor interest rate set at the initial interest rate, and a cap of two percentage points on rate adjustments during any one year and six percentage points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.
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
Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average size of our one-to-four family residential loans was $136,827 at June 30, 2020.
A majority of our loans are “non-conforming” because they are adjustable rate mortgages which contain interest rate floors or do not satisfy credit or other requirements due to personal and financial reasons (i.e. divorce, bankruptcy, length of time employed, etc.), conforming loan limits (i.e. jumbo mortgages), and other requirements, imposed by secondary market purchasers. Some of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy a need in our local market areas. As a result, subject to market conditions, we intend to continue to originate these types of loans. Total non-conforming loans were $350.7 million at June 30, 2020, including $191.8 million of jumbo one- to four-family residential loans which may also expose us to increased risk because of their larger balances.
Property appraisals on real estate securing our one-to-four family loans in excess of $250,000 that are not originated for sale are made by a state-licensed or state-certified independent appraiser approved by the board of directors. Appraisals are performed in accordance with applicable regulations and policies. For loans that are less than $250,000, we may use the tax assessed value, broker price opinions, and/or a property inspection in lieu of an appraisal. We generally require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to-four family loans. We do not originate permanent one-to-four family mortgage loans with a negatively amortizing payment schedule, and currently do not offer interest-only mortgage loans. We have not typically originated stated income or low or no documentation one-to-four family loans. At June 30, 2020, $4.4 million of our one-to-four family loans were interest-only all of which served as collateral for commercial purpose loans. In connection with the new rules issued by the CFPB, which includes a definition for “qualified mortgage” loans based on the borrower’s ability to repay the loan, we believe that substantially all of the mortgage loans approved by us meet this standard.
At June 30, 2020, $80.1 million of our one-to-four family loan portfolio consisted of loans secured by non-owner occupied residential properties. Loans secured by residential rental properties represent a unique credit risk to us and, as a result, we adhere to specific underwriting guidelines for such loans. Additionally, we have established specific loan portfolio concentration limits for loans secured by residential rental property to prevent excessive credit risk that could result from an elevated concentration of these loans. A primary risk factor in non-owner occupied residential real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the successful operation and management of the properties, as well as the ability of tenants to pay rent. As a result, repayment of such loans may be subject to adverse economic conditions and unemployment trends, and may be sensitive to changes in the supply and demand for such properties. We consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases. We periodically monitor the performance and cash flow sufficiency of certain residential rental property borrowers based on a number of factors such as loan performance, loan size, total borrower credit exposure, and risk grade.
Home Equity Lines of Credit.  Our originated HELOCs consist primarily of adjustable-rate lines of credit. At June 30, 2020, HELOCs-originated totaled $137.4 million or 5.0% of our loan portfolio. The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, typically up to 85% of the value of the property securing the loan (less any prior mortgage loans) with an adjustable-rate of interest based on The Wall Street Journal prime rate plus a margin. Currently, our home equity line of credit floor interest rate is dependent on the overall loan to value, and has a cap of 16% above the floor rate over the life of the loan. Originated HELOCs generally have up to a ten-year draw period and amounts may be reborrowed after payment at any time during the draw period. Once the draw period has lapsed, the payment is amortized over a 15-year period based on the loan balance at that time. At June 30, 2020, unfunded commitments on these lines of credit totaled $245.0 million.
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
In December 2014, the Company began purchasing HELOCs originated by other financial institutions. At June 30, 2020, HELOCs-purchased totaled $71.8 million, or 2.6% of our loan portfolio. Unfunded commitments on these lines of credit were $25.8 million at June 30, 2020. The credit risk characteristics are different for these loans since they were not originated by the Company and the collateral is located outside the Company’s market area, primarily in several western states. Loan charge-offs in this portfolio since December 2014 totaled $48,000. The Company will continue to monitor the performance of these loans and adjust the allowance for loan losses as necessary.
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
Construction and Land/Lots. We have been an active originator of construction-to-permanent loans to homeowners building a residence. In addition, we originate land/lot loans predominately for the purchase or refinance of an improved lot for the construction of a residence to be occupied by the borrower. All of our construction and land/lot loans were made on properties located within our market area.
At June 30, 2020, our construction and land/lot loan portfolio was $81.9 million compared to $80.6 million at June 30, 2019. At June 30, 2020, unfunded loan commitments totaled $32.0 million, compared to $65.4 million at June 30, 2019. Construction-to-permanent loans are made for the construction of a one-to-four family property which is intended to be occupied by the borrower as either a primary or secondary residence. Construction-to-permanent loans are originated to the homeowner rather than the homebuilder and are structured to be converted to a first lien fixed- or adjustable-rate permanent loan at the completion of the construction phase. We do not originate construction phase only or junior lien construction-to-permanent loans. The permanent loan is generally underwritten to the same standards as our one-to-four family residential loans and may be held by us for portfolio investment or sold in the secondary market. At June 30, 2020, our construction-to-permanent loans totaled $74.1 million, or 3.0% of our loan portfolio and the average loan size was $244,871. During the construction phase, which typically lasts for six to 12 months, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed based on a percentage of completion. Construction-to-permanent loans require payment of interest only during the construction phase. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. Construction loans may be originated up to 95% of the cost or of the appraised value upon completion, whichever is less; however, we generally do not originate construction loans which exceed the lower of 80% loan to cost or appraised value without securing adequate private mortgage insurance or other form of credit enhancement such as the Federal Housing Administration or other governmental guarantee. We also require general liability, builder’s risk hazard insurance, title insurance, and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) on all construction loans. At June 30, 2020, the largest construction-to-permanent loan had an outstanding balance of $1.7 million and was performing according to the original repayment terms.
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

Land/lot loans are typically originated in an amount up to 70% of the lower of the purchase price or appraisal, are secured by a first lien on the property, for up to a 20-year term, require payments of interest only and are structured with an adjustable rate of interest on terms similar to our one-to-four family residential mortgage loans. At June 30, 2020, our land/lot loans totaled $7.8 million and the average land/lot loan size was $43,000. At June 30, 2020, the largest land/lot loan had an outstanding balance of $378,000 and was performing according to the original repayment terms.
Construction and land/lot lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than the rates and fees generated by our one-to-four family permanent mortgage lending. Construction-to-permanent loans, however, generally involve a higher degree of risk than our one-to-four family permanent mortgage lending. If our appraisal of the value of the completed residence proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction and may incur a loss. Land/lot loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly impacted by supply and demand conditions.
Indirect Auto Finance. As of June 30, 2020, our indirect auto finance installment contracts totaled $132.3 million, or 4.8% of our total loan portfolio. As an indirect lender, we market to automobile dealerships, both manufacturer franchised dealerships and independent dealerships, who utilize our origination platform to provide automotive financing through installment contracts on new and used vehicles. As of June 30, 2020, we worked with 66 auto dealerships located in western North Carolina and upstate South Carolina. Working with strong dealerships within our market area provides us with the opportunity to actively deepen customer relationships through cross-selling opportunities, as 91.0% of our indirect auto finance loans are originated to noncustomers.
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
Our indirect auto portfolio at June 30, 2020, consisted of 9,437 installment loan contracts with an average FICO credit score of 743, and an average loan to value ratio of 100.9% based on wholesale dealer invoice on new cars and the NADA Official Used Car Guide for used cars. Approximately 85% were originated through manufacturer franchised dealerships and approximately 15% were originated through independent dealerships; 35% were contracts on new vehicles and 65% were contracts on used vehicles. The average loan term at origination was 70 months which is comparable to national auto industry data.
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
Consumer Lending.  Our consumer loans consist of loans secured by deposit accounts or personal property such as automobiles, boats, and motorcycles, as well as unsecured consumer debt. At June 30, 2020, our consumer loans totaled $10.3 million, or 0.4% of our loan portfolio. We originate our consumer loans primarily in our market areas.
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
Commercial Loans
Commercial Real Estate Lending.  We originate commercial real estate loans, including loans secured by office buildings, retail/wholesale facilities, hotels, industrial facilities, medical and professional buildings, churches, and multifamily residential properties located primarily in our market areas. As of June 30, 2020, $1.1 billion or 38.0% of our total loan portfolio was secured by commercial real estate property, including multifamily loans totaling $90.3 million, or 3.3% of our total loan portfolio. Of the remaining amount, $316.1 million was identified as owner occupied commercial real estate, and $646.5 million was secured by income producing, or non-owner-occupied commercial real estate. Commercial real estate loans generally are priced at a higher rate of interest than one-to-four family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one-to-four family residential loans. Often payments on loans secured by commercial or multi-family properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.
The average outstanding loan size in our commercial real estate portfolio was $832,000 as of June 30, 2020. The Bank’s commercial focus is on developing and fostering strong banking relationships with small to mid-size clients within our market area. At June 30, 2020, the largest commercial real estate loan in our portfolio was for $27.3 million secured by an assisted living property located in Savannah, GA. Our largest multi-family loan as of June 30, 2020 was a 60 unit apartment complex in Sanford, NC with an outstanding balance of $5.1 million. Both of these loans were performing according to their original repayment terms as of June 30, 2020.
We offer both fixed- and adjustable-rate commercial real estate loans. Our commercial real estate mortgage loans generally include a balloon maturity of five years or less. Amortization terms are generally limited to 20 years. Adjustable rate-based loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, or the one-month LIBOR, plus or minus an interest rate margin and rates generally adjust daily. The maximum loan to value ratio for commercial real estate loans is generally up to 80% on purchases and refinances. We require appraisals of all non-owner occupied commercial real estate securing loans in excess of $250,000, and all owner-occupied commercial real estate securing loans in excess of $500,000, performed by independent appraisers. For loans less than these amounts, we may use the tax assessed value, broker price opinions, and/or a property inspection in lieu of an appraisal.
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
Construction and Development Lending. We originate residential construction and development loans for the construction of single-family residences, condominiums, townhouses, and residential developments. Our commercial construction development loans are for the development of business properties, including multi-family, retail, office/warehouse, and office buildings. Our land, lots, and development loans are predominately for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes and for the future construction of speculative one-to-four family or commercial real estate.
Our expansion into larger metro markets combined with the hiring of experienced commercial real estate relationship managers, credit officers, and the development of a construction risk management group to better manage construction risk, has led to a significant increase in and focused effort to grow the construction and development portfolio. At June 30, 2020, our construction and development loans totaled $215.9 million, or 7.8% of our total loan portfolio. At June 30, 2020, $145.7 million, or 67.8% of our construction and development loans, required interest-only payments. A minimal amount of these construction loans provide for interest payments to be paid out of an interest reserve, which is established in connection with the origination of the loan pursuant to which we will fund the borrower's monthly interest payments and add the payments to the outstanding principal balance of the loan. Unfunded commitments at June 30, 2020 totaled $85.0 million compared to $123.1 million at June 30, 2019. Land acquisition and development loans are included in the construction and development loan portfolio, and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchase and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sale to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans.
Land acquisition and development loans are generally secured by property in our primary market areas. In addition, these loans are secured by a first lien on the property, are generally limited to up to 65% of the lower of the acquisition price or the appraised value of the land and generally have a maximum amortization term of ten years with a balloon maturity of up to three years. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste. At June 30, 2020, our land acquisition and development loans in our commercial construction and development portfolio totaled $58.0 million. The largest land acquisition and development loan had an outstanding balance at June 30, 2020 of $3.5 million and was performing according to its repayment terms. The subject loan is secured by a 53 lot residential development in Raleigh, NC. At June 30, 2020, 7 land acquisition and development loans totaling $465,000 were classified as nonaccruing.
Part of our land acquisition and development portfolio consists of speculative construction loans for homes. These homes typically have an average price ranging from $250,000 to $500,000. Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either us or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to fund the debt service on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant period of time after the completion of construction, until a home buyer is identified. Loans to finance the construction of speculative single-family homes and subdivisions are generally offered to experienced builders with proven track records of performance, are qualified using the same standards as other commercial loan credits and require cash reserves to carry projects through construction completions and sale of the project. These loans require payment of interest-only during the construction phase. At June 30, 2020, loans for the speculative construction of single family properties totaled $47.7 million compared to $46.0 million at June 30, 2019. At June 30, 2020, we had two borrowers each with an aggregate outstanding loan balance over $1.0 million which together comprise 5.1% of the total balance for the speculative construction of single family properties and secured by properties located in our market areas. At June 30, 2020, no speculative construction loans were classified as nonaccruing. Unfunded commitments were $32.0 million at June 30, 2020 and $31.4 million at June 30, 2019.
Commercial construction and construction-to-permanent loans are offered on an adjustable interest rate or fixed interest rate basis. Adjustable interest rate loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, plus or minus an interest rate margin. The initial construction period is generally limited to 12 to 24 months from the date of origination, and amortization terms are generally limited to 20 years; however, amortization terms of up to 25 years may be available for certain property types based on elevated underwriting and qualification criteria. Construction-to-permanent loans generally include a balloon maturity of five years or less; however, balloon maturities of greater than five years are allowed on a limited basis depending on factors such as property type, amortization term, lease terms, pricing, or the availability of credit enhancements. Construction loan proceeds are disbursed commensurate with the percentage of completion of work in place, as documented by periodic internal or third-party inspections. The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised post-construction value. At June 30, 2020, we had $110.2 million of non-residential construction loans included in our commercial construction and development loan portfolio.
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
Commercial and Industrial Loans.  We typically offer commercial and industrial loans to small businesses located in our primary market areas. These loans are primarily originated as conventional loans to business borrowers, which include lines of credit, term loans, and letters of credit. These loans are typically secured by collateral and are used for general business purposes, including working capital financing, equipment financing, capital investment, and general investments. Loan terms typically vary from one to five years. The interest rates on such loans are either fixed rate or adjustable rate indexed to The Wall Street Journal prime rate plus a margin. Inherent with our extension of business credit is the business deposit relationship which frequently includes multiple accounts and related services from which we realize low cost deposits plus service and ancillary fee income.

Commercial and industrial loans typically have shorter maturity terms and higher interest rates than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market areas. At June 30, 2020, commercial and industrial loans totaled $154.8 million, which represented 5.6% of our total loan portfolio. Our commercial and industrial lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.
During fiscal 2018, we began to originate commercial business loans made under the SBA 7(a) and USDA B&I programs to small businesses located throughout the Southeast. We originate these loans and utilize a third party service provider that assists with processing and closing services based on the Bank’s underwriting and credit approval criteria. Loans made by the Bank under the SBA 7(a) and USDA B&I programs generally are made to small businesses to provide working capital needs, to refinance existing debt or to provide funding for the purchase of businesses, real estate, machinery, and equipment. These loans generally are secured by a combination of assets that may include receivables, inventory, furniture, fixtures, equipment, business real property, commercial real estate and sometimes additional collateral such as an assignment of life insurance and a lien on personal real estate owned by the guarantor(s). The terms of these loans vary by use of funds. The loans are primarily underwritten on the basis of the borrower’s ability to service the loan from qualifying business income. Under the SBA 7(a) and USDA B&I loan program the loans carry a government guaranty up to 90% of the loan in some cases. Typical maturities for this type of loan vary up to twenty-five years and can be thirty years in some circumstances. SBA 7(a) and USDA B&I loans will normally be adjustable rate loans based upon The Wall Street Journal prime lending rate. Under the loan programs, we will typically sell in the secondary market the guaranteed portion of these loans to generate noninterest income and retain the related unguaranteed portion of these loans; loan servicing is handled by a third party loan sub-service provider for a fee paid for by the purchaser of the guaranteed loan portion. We generally offer SBA 7(a) loans up to $5.0 million and USDA B&I loans up to $10.0 million. During the year ended June 30, 2020, we originated $48.3 million and sold participating interests of $38.1 million in SBA 7(a) and USDA B&I loans.
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
Equipment Finance. Our Equipment Finance line of business first began operations in May 2018 and offers companies that are purchasing equipment for their business various products to help manage tax and accounting issues, while offering flexible and customizable repayment terms. These products are primarily made up of commercial finance agreements and commercial loans for transportation, construction, and manufacturing equipment. The loans have terms ranging from 24 to 84 months, with an average of five years and are secured by the financed equipment. Typical transaction sizes range from $25,000 to $1.0 million, with an average size of approximately $150,000. At June 30, 2020, equipment finance loans totaled $229.2 million, which represented 8.3% of our total loan portfolio.
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
At June 30, 2020, municipal leases totaled $128.0 million, which represented 4.6% of our total loan portfolio. At that date, $40.7 million, or 31.8% of our municipal leases were secured by fire trucks, $36.4 million, or 28.4%, were secured by fire stations, $34.7 million or 27.1%, were secured by both, with the remaining $16.2 million or 12.7% secured by miscellaneous firefighting equipment and land. At June 30, 2020, the average outstanding municipal lease size was $390,000.
Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for such purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2020, $25.8 million of our municipal leases contained a non-appropriation clause.
Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market area. Demand is affected by competition and the interest rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. We do not generally purchase loans or loan participations except for certain HELOCs. We actively sell the majority of our long-term fixed-rate residential first mortgage loans to the secondary market at the time of origination and retain our adjustable-rate residential mortgages and certain fixed-rate mortgages with terms to maturity less than or equal to 15 years and other consumer and commercial loans. In addition, we began selling the guaranteed portion of SBA 7(a) and USDA B&I loans during fiscal 2018. During the years ended June 30, 2020 and 2019, we sold $458.9 million and $168.0 million, respectively, of predominantly one-to-four family loans and SBA 7(a) loans to the secondary market. We generally release the servicing of one-to-four family loans we sell into the secondary market, and retain the servicing on SBA 7(a) loans sold. Loans are generally sold on a non-recourse basis.
Beginning in fiscal year 2019, we started originating HELOCs through a third party which are then pooled and sold to other investors. During the years ended June 30, 2020 and 2019, we originated $105.5 million and $6.2 million, respectively, of these HELOCs and sold $62.0 million during the year ended June 30, 2020. There were no sales of these HELOCS during the year ended June 30, 2019.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.
The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Years Ended June 30,
	2020	2019	2018
Originations:(1)
Retail consumer:	(In thousands)
One-to-four family	$279,469	$182,483	$189,562
Home equity - originated	193,520	70,532	57,018
Construction and land/lots	99,767	106,933	100,421
Indirect auto finance	50,380	55,610	99,558
Consumer	1,432	9,096	3,100
Commercial loans:
Commercial real estate	230,456	186,907	257,494
Construction and development	172,618	173,904	234,102
Commercial and industrial	80,928	78,089	57,643
Paycheck Protection Program	80,732	—	—
Equipment finance	164,018	147,225	20,228
Municipal leases	27,458	22,748	21,038
Total loans originated	$1,380,778	$1,033,527	$1,040,164
Purchases:
Retail consumer:
Home equity - purchased	$—	$—	$60,371
Commercial loans:
Commercial real estate	702	1,005	790
Total loans purchased or acquired	$702	$1,005	$61,161
Sales and repayments:
Retail consumer:
One-to-four family	$358,852	$121,158	$125,830
Home equity - originated	61,959	—	—
Commercial loans:
Commercial real estate	15,824	28,759	—
Construction and development	—	—	116
Commercial and industrial	22,256	18,124	13,244
Total sales	458,891	168,041	139,190
Principal repayments	799,658	674,851	787,487
Total reductions	$1,258,549	$842,892	$926,677
Net increase	$122,931	$191,640	$174,648
________________________________________________

(1)
Originations include one-to-four family loans, HELOCs, SBA 7(a) loans, and USDA B&I loans originated for sale of $399.1 million, $190.9 million, and $143.8 million for years ended June 30, 2020, 2019, and 2018, respectively.

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
The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 2020.

	Loans Delinquent For:
							Total Loans Delinquent
	30-89 Days			90 Days and Over			30 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Retail consumer loans:
One-to-four family	28	$1,679	0.35%	42	$3,147	0.66%	70	$4,826	1.02%
Home equity - originated	8	442	0.32	7	310	0.23	15	752	0.55
Home equity - purchased	2	214	—	1	47	—	3	261	—
Construction and land/lots	—	—	—	3	252	0.31	3	252	0.31
Indirect auto finance	47	756	0.57	53	285	0.22	100	1,041	0.79
Consumer	12	30	0.29	10	25	0.24	22	55	0.54
Commercial loans:
Commercial real estate	4	4,528	0.43	10	2,892	0.26	14	7,420	0.70
Construction and development	3	293	0.14	9	341	0.16	12	634	0.29
Commercial and industrial	—	—	—	32	91	0.06	32	91	0.06
Equipment finance	2	303	0.13	10	498	0.22	12	801	0.35
Total	106	$8,245	0.31%	177	$7,888	0.29%	283	$16,133	0.60%
Nonperforming Assets.  Nonperforming assets were $16.3 million, or 0.44% of total assets at June 30, 2020, compared to $13.3 million, or 0.38%, at June 30, 2019.
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
Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. TDRs are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. During the fiscal year ended June 30, 2020, 15 loans for $1.8 million were modified from their original terms and were classified as a TDR. This compares to 29 loans for $7.3 million that were modified in the fiscal year ended June 30, 2019. As of June 30, 2020, the outstanding balance of TDR loans was $20.6 million, comprised of 250 loans as compared to $27.9 million comprised of 303 loans at June 30, 2019.

Once a nonaccruing TDR has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, the TDR is removed from nonaccrual status. At June 30, 2020, $6.3 million of TDRs were classified as nonaccrual, including $536,000 of construction and development loans. As of June 30, 2020, $13.1 million, or 63.6% of the restructured loans have a current payment status as compared to $23.1 million, or 82.8% at June 30, 2019. Performing TDRs decreased $10.0 million, or 43.1%, from June 30, 2019 to June 30, 2020. See "Recent Developments: COVID-19, the CARES Act, and Our Response" under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details on the Company's loan modifications related to COVID-19.
The table below sets forth the amounts and categories of nonperforming assets.

	At June 30,
	2020	2019	2018	2017	2016
Nonaccruing loans:(1) Retail consumer loans:	(Dollars in thousands)
One-to-four family	$3,582	$3,223	$4,308	$6,453	$9,192
Home equity - originated	531	348	656	1,291	1,026
Home equity - purchased	662	666	187	192	—
Construction and land/lots	37	6	165	245	188
Indirect auto finance	668	463	255	1	20
Consumer	49	45	321	29	15
Commercial loans:
Commercial real estate	8,869	3,559	2,863	2,756	3,222
Construction and development	465	1,357	2,045	1,766	1,417
Commercial and industrial	259	307	114	827	3,019
Equipment finance	801	384	—	—	—
Municipal leases	—	—	—	106	419
Total nonaccruing loans	15,923	10,358	10,914	13,666	18,518
Real Estate Owned assets:
Retail consumer loans:
One-to-four family	97	756	801	990	794
Home equity - originated	—	281	197	45	30
Construction and land/lots	106	358	498	690	846
Commercial loans:
Commercial real estate	57	1,237	1,730	2,736	1,211
Construction and development	77	297	458	1,857	3,075
Total foreclosed assets	337	2,929	3,684	6,318	5,956
Total nonperforming assets	$16,260	$13,287	$14,598	$19,984	$24,474
Total nonperforming assets as a percentage of total assets	0.44%	0.38%	0.44%	0.62%	0.90%
Performing TDRs	$13,679	$23,116	$21,251	$27,043	$28,263
_______________________________________

(1)
PCI loans totaling $965 at June 30, 2020, $1,344 at June 30, 2019, $3,353 at June 30, 2018, $6,664 at June 30, 2017, and $6,607 at June 30, 2016 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.

For the years ended June 30, 2020 and 2019, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $643,000 and $578,000, respectively. The amount that was included in interest income on such loans was $602,000 and $679,000, respectively. At June 30, 2020, $14.5 million in impaired loans were individually evaluated for impairment; $1.3 million of the allowance for loan losses was allocated to these individually impaired loans at period-end. A loan is impaired when it is probable, based on current information and events, that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreements. TDRs are also considered impaired. Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Within our nonaccruing loans, as of June 30, 2020, we had three nonaccrual lending relationships with aggregate loan exposure in excess of $1.0 million, or 44.8% of our total nonaccruing loans. The single largest relationship was $4.0 million at that date. Our nonaccruing loan exposures in excess of $1.0 million are as follows (dollars in thousands):

Amount	Percent of Total Nonaccruing Loans	Collateral Securing the Indebtedness	Geographic Location
$4,407	27.7%	1st lien on mixed use multifamily and retail commercial building	Campbell County, VA
1,572	9.9	1st lien on medical office building	Knox County, TN
1,156	7.2	1st lien on 30 acres with single family home and other improvements	Jefferson County, TN
$7,135	44.8%
We record REO (property acquired through a lending relationship) at fair value less cost to sell on a non-recurring basis. All REO properties are recorded at amounts which are equal to the fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the years ended June 30, 2020 and 2019, we recognized $206,000 and $295,000, respectively, of REO impairment charges.
At June 30, 2020, we had $337,000 of REO, the two largest of which had a book value of $75,000 and $68,000 and are related to land located in Arden, NC. The third largest REO property at June 30, 2020 consists of a one-to-four family property, located in Lexington, NC with a book value of $63,000. At June 30, 2020 all other REO properties have individual book values of less than $55,000.
REO decreased $2.6 million, to $337,000 at June 30, 2020 primarily due to the $2.1 million in sales of REO and $536,000 in writedowns and losses on the sale of REO, which were partially offset by $46,000 in transfers from loans. The total balance of REO included $183,000 in land, construction and development projects (both residential and commercial), $57,000 in commercial real estate, and $97,000 in single-family homes at June 30, 2020.
In fiscal 2020, we liquidated $4.9 million in REO based on contractual loan values at the time of foreclosure, realizing $2.1 million in net proceeds, or 43.3%, of the foreclosed contractual loan balances. As of June 30, 2020, the book value of our REO, expressed as a percentage of the related contractual loan balances at the time the properties were transferred to REO was 11.8%.
Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of June 30, 2020, there were 339 accruing classified loans totaling $50.8 million with respect to which known information about the possible credit problems of the borrowers have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories. These loans have been considered in management’s determination of our allowance for loan losses.
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

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at June 30, 2020, our classified assets (consisting of $30.8 million of loans and $337,000 of REO) totaled $31.1 million, or 0.84%, of our assets, of which $15.9 million was included in nonaccruing loans. The aggregate amounts of our classified assets and special mention loans at the dates indicated (as determined by management), were as follows:

		At June 30,
		2020	2019
	Classified Assets:	(In thousands)
	Loss	$19	$35
	Doubtful	207	388
Substandard	– performing	15,311	17,443
	– nonaccruing	15,256	10,129
	Total classified loans	30,793	27,995
	REO	337	2,929
	Total classified assets	31,130	30,924
	Special mention loans	36,010	15,119
	Total classified assets and special mention loans	$67,140	$46,043
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
In recent years, home and lot sales activity and real estate values have improved along with general economic conditions in our market areas resulting in materially lower loan charge-offs and nonaccruing loans than in prior fiscal years. Proactively managing our loan portfolio and aggressively resolving troubled assets has been and will continue to be a primary focus for us. At June 30, 2020, our nonaccruing loans increased to $15.9 million as compared to $10.4 million at June 30, 2019. At June 30, 2020, $2.8 million, or 17.6%, of our total nonaccruing loans were current on their loan payments as compared to $4.1 million, or 39.6%, of total nonaccruing loans at June 30, 2019. During fiscal 2020, classified assets increased $206,000, or 0.7%, to $31.1 million and delinquent loans (loans delinquent 30 days or more) increased $6.1 million, or 60.3%, to $16.1 million at June 30, 2020. There were $1.9 million and $5.3 million in net loan charge-offs during the fiscal years ended June 30, 2020 and 2019, respectively. There was a $8.5 million provision for loan losses during fiscal 2020 compared to a $5.7 million provision in 2019. The increase in the current year provision included significant adjustments relating to COVID-19 as a result of changes in qualitative factors based on increased risk in loan sub-categories, which include: lodging, restaurants, shopping centers, other retail businesses, and equipment finance. The provision in the prior year primarily related to one commercial loan relationship. For more information on this loan relationship, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for loan losses."
At June 30, 2020, our allowance for loan losses was $28.1 million, or 1.01%, of our total loan portfolio, and 176.3% of total nonaccruing loans. Excluding loans acquired, which have been recorded at fair value with an appropriate credit discount, and PPP loans, the allowance for loan losses was 1.11% of total loans at June 30, 2020. Management’s estimation of an appropriate allowance for loan losses is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. The level of allowance is based on estimates and the ultimate losses may vary from these estimates. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received. In the opinion of management, the allowance, when taken as a whole, reflects estimated loan losses in our loan portfolio.
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
See "Recent Accounting Developments" in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of the adoption of CECL.

The following table summarizes the distribution of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2020		2019		2018		2017		2016
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:
Retail consumer loans:
One-to-four family	$2,469	17.11%	$2,511	24.42%	$3,360	26.29%	$4,476	29.08%	$6,595	34.04%
Home equity - originated	1,344	4.96	1,030	5.16	1,123	5.44	1,384	6.68	1,997	0.01
Home equity - purchased	430	2.59	518	4.32	795	6.58	838	6.90	558	0.01
Construction and land/lots	1,442	2.96	1,265	2.98	1,153	2.60	977	2.13	1,344	—
Indirect auto finance	1,136	4.78	927	5.67	1,126	6.85	881	5.99	1,016	0.01
Consumer	135	0.37	230	0.42	68	0.49	57	0.34	61	—
Commercial loans:
Commercial real estate	11,805	38.03	8,036	34.28	8,195	33.92	7,351	31.04	6,430	0.03
Construction and development	3,608	7.80	3,196	7.80	3,346	7.60	3,166	8.42	1,908	—
Commercial and industrial	2,199	5.59	1,976	5.93	1,476	5.36	1,524	5.12	721	—
Equipment finance	2,807	8.28	1,305	4.88	—	—	—	—	—	—
Municipal leases	697	4.62	435	4.14	418	4.32	497	4.30	662	0.01
Paycheck Protection Program	—	2.91	—	—	—	—	—	—	—	—
Total loans	$28,072	100.00%	$21,429	100.00%	$21,060	100.00%	$21,151	100.00%	$21,292	100.00%

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Years Ended June 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of period:	$21,429	$21,060	$21,151	$21,292	$22,374
Provision for loan losses	8,500	5,700	—	—	—
Charge-offs:
Retail consumer loans:
One-to-four family	164	99	538	439	799
Home equity - originated	30	499	9	18	94
Home equity - purchased	—	—	—	48	—
Construction and land/lots	2	1	2	165	321
Indirect auto finance	639	509	578	531	281
Consumer	20	28	15	18	168
Total retail consumer loans	855	1,136	1,142	1,219	1,663
Commercial loans:
Commercial real estate	1,005	—	282	139	200
Construction and development	102	50	381	21	259
Commercial and industrial	101	6,037	842	1,171	1,582
Equipment finance	1,753	186	—	—	—
Municipal leases	—	—	—	—	—
Total commercial loans	2,961	6,273	1,505	1,331	2,041
Total charge-offs	3,816	7,409	2,647	2,550	3,704
Recoveries:
Retail consumer loans:
One-to-four family	1,160	555	411	181	683
Home equity - originated	63	556	307	231	157
Construction and land/lots	141	57	173	487	44
Indirect auto finance	80	54	39	122	58
Consumer	35	50	60	63	292
Total retail consumer loans	1,479	1,272	990	1,084	1,234
Commercial loans:
Commercial real estate	170	74	107	58	883
Construction and development	57	226	81	539	265
Commercial and industrial	252	506	1,378	728	240
Equipment finance	1	—	—	—	—
Municipal leases	—	—	—	—	—
Total commercial loans	480	806	1,566	1,325	1,388
Total recoveries	1,959	2,078	2,556	2,409	2,622
Net charge-offs	1,857	5,331	91	141	1,082
Balance at end of period	$28,072	$21,429	$21,060	$21,151	$21,292
Net charge-offs during the period to average loans outstanding during the period	0.07%	0.20%	—%	0.01%	0.06%
Net charge-offs during the period to average non-performing assets	12.30%	50.00%	0.53%	0.67%	3.77%
Allowance as a percentage of nonperforming assets	172.64%	161.28%	144.27%	105.84%	87.00%
Allowance as a percentage of total loans(1)	1.01%	0.79%	0.83%	0.90%	1.16%
______________

(1)
Excluding loans acquired, which have been recorded at fair value with an appropriate credit discount, and PPP loans, the allowance for loan losses was 1.11%, 0.85%, 0.91%, 1.03%, and 1.32% of total loans at June 30, 2020, 2019, 2018, 2017, and 2016, respectively.

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
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk, and interest rate risk. At June 30, 2020, our $127.5 million securities portfolio consisted primarily of MBSs, municipal bonds, and corporate bonds, all held as available for sale. We currently do not have any investments held to maturity or for trading.
These securities are of high quality, possess minimal credit risk, and have an aggregate market value which is $2.6 million more than total amortized cost as of June 30, 2020. For more information, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” and Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 in this report.
The Company also purchases commercial paper to take advantage of higher short-term returns with relatively low credit risk, yet remaining highly liquid. The commercial paper balance at June 30, 2020 was $305.0 million. For more information, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Financial Condition at June 30, 2020 and June 30, 2019.”
We do not currently participate in hedging programs, stand-alone contracts for interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments and have no present intention to do so. Further, we do not invest in securities which are not rated investment grade.
As a member of the FHLB of Atlanta, we had $23.3 million in stock of the FHLB of Atlanta at June 30, 2020. For the years ended June 30, 2020 and 2019, we received $1.6 million and $2.0 million, respectively, in dividends from the FHLB of Atlanta. As a member bank of the Federal Reserve, the Bank is required to maintain stock in the FRB. At June 30, 2020 we had $7.4 million in FRB stock. For the years ended June 30, 2020 and 2019, we received $441,000 and $439,000, respectively, in dividends from the FRB.
The Company also maintains equity investments in SBIC, which are considered equity securities without a readily determinable fair value. At June 30, 2020, we had $8.3 million in SBIC investments. For the years ended June 30, 2020 and 2019, we received $642,000 and $1.1 million, respectively, in earnings from the SBIC investments.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. All securities at the dates indicated have been classified as available for sale. At June 30, 2020, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States government or its agencies or United States government sponsored entities.

	At June 30,
	2020		2019		2018
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available for sale:
U.S. government agencies	$3,957	$4,173	$15,099	$15,210	$48,025	$47,542
Residential MBS of U.S. government agencies and GSEs	46,629	48,355	74,778	75,180	71,949	70,599
Municipal bonds	16,090	16,631	24,896	25,312	30,865	30,766
Corporate bonds	58,242	58,378	6,061	6,084	6,166	$6,023
Equity securities	—	—	—	—	63	63
Total debt securities available for sale	124,918	127,537	120,834	121,786	157,068	154,993
FHLB stock	23,309	23,309	31,969	31,969	29,907	29,907
FRB stock	7,368	7,368	7,335	7,335	7,307	7,307
SBIC investments	8,269	8,269	6,074	6,074	4,717	4,717
Total securities	$163,864	$166,483	$166,212	$167,164	$198,999	$196,924
The composition and contractual maturities of our investment securities portfolio as of June 30, 2020, excluding SBIC investments, FHLB stock, and FRB stock, are indicated in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	June 30, 2020
	1 year or less	Over 1 year to 5 years	Over 5 to 10 years	Over 10 years	Total
Securities available for sale:	(Dollars in thousands)
U.S. government agencies:
Amortized cost	$—	$3,957	$—	$—	$3,957
Fair value	—	4,173	—	—	4,173
Weighted average yield	—%	2.51%	—%	—%	2.51%
Residential MBS of U.S. government agencies and GSEs
Amortized cost	39	4,196	20,372	22,022	46,629
Fair value	40	4,273	21,378	22,664	48,355
Weighted average yield	1.58%	1.80%	2.26%	2.21%	2.19%
Municipal bonds
Amortized cost	4,546	7,326	2,434	1,784	16,090
Fair value	4,568	7,644	2,630	1,789	16,631
Weighted average yield	2.88%	3.21%	3.56%	2.87%	3.13%
Corporate bonds
Amortized cost	24,644	33,598	—	—	58,242
Fair value	24,680	33,698	—	—	58,378
Weighted average yield	1.13%	2.10%	—%	—%	1.69%
Total securities
Amortized cost	$29,229	$49,077	$22,806	$23,806	$124,918
Fair value	$29,288	$49,788	$24,008	$24,453	$127,537
Weighted average yield	1.40%	2.28%	2.40%	2.26%	2.09%
Sources of Funds
General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans, and funds provided from operations. Deposits increased $458.4 million, or 19.7%, to $2.8 billion at June 30, 2020 as compared to $2.3 billion at June 30, 2019.

Deposits.  We offer a variety of deposit accounts with a wide range of interest rates and terms to both consumers and businesses. Our deposits consist of savings, money market and demand accounts, and CDs. We solicit deposits primarily in our market areas. At June 30, 2020, 2019 and 2018, we had $143.2 million, $176.8 million, and $108.9 million in brokered deposits, respectively. As of June 30, 2020, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 73.5% of total deposits.
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
Approximately 26.5% of our total deposits are comprised of CDs. Our liquidity could be reduced if a significant amount of CDs, maturing within a short period of time, are not renewed. Historically, a significant portion of our CDs remain with us after they mature and we believe that this will continue. However, the need to retain these time deposits could result in an increase in our cost of funds.
The following table sets forth our deposit flows during the periods indicated.

	Years Ended June 30,
(Dollars in thousands)	2020	2019	2018
Beginning balance	$2,327,257	$2,196,253	$2,048,451
Net deposit increase	435,592	115,322	141,048
Interest credited	22,907	15,682	6,754
Ending balance	$2,785,756	$2,327,257	$2,196,253
Net increase	$458,499	$131,004	$147,802
Percent increase	19.70%	5.96%	7.22%
The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated.

	2020		2019		2018
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
(Dollars in thousands)
Transaction and Savings Deposits:
Interest-bearing accounts	$582,299	20.90%	$452,295	19.43%	$471,364	21.46%
Noninterest-bearing accounts	429,901	15.43	294,322	12.65	317,822	14.47
Savings accounts	197,676	7.10	177,278	7.62	213,250	9.71
Money market accounts	836,738	30.04	691,172	29.70	677,665	30.86
Total non-certificates	$2,046,614	73.47%	$1,615,067	69.40%	$1,680,101	76.50%
Certificates:
0.00-0.99%	$285,916	10.26%	$134,813	5.79%	$273,087	12.43%
1.00-1.99%	229,972	8.26	122,803	5.28	197,875	9.01
2.00-2.99%	215,518	7.74	441,911	18.99	35,707	1.63
3.00-3.99%	3,388	0.12	8,246	0.35	5,066	0.23
4.00-4.99%	4,346	0.16	4,415	0.19	4,415	0.20
5.00% and over	2	—	2	—	2	—
Total certificates	$739,142	26.53%	$712,190	30.60%	$516,152	23.50%
Total deposits	$2,785,756	100.00%	$2,327,257	100.00%	$2,196,253	100.00%

The following table shows rate and maturity information for our CDs at June 30, 2020.

	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%		3.00- 3.99%	4.00- 4.99%	5.00% or greater	Total	Percent of Total
	(In thousands)
Quarter ending:
September 30, 2020	$38,032	$144,650	$49,495		$—	$—	$2	$232,179	31.4%
December 31, 2020	163,248	38,607	45,220	—	19	—	—	247,094	33.4
March 31, 2021	28,379	25,942	17,639		—	—	—	71,960	9.7
June 30, 2021	14,850	8,182	24,512		—	—	—	47,544	6.4
September 30, 2021	18,188	1,852	22,192		—	2,018	—	44,250	6.0
December 31, 2021	6,021	690	24,702		356	—	—	31,769	4.3
March 31, 2022	2,554	416	8,585		30	—	—	11,585	1.6
June 30, 2022	3,960	312	5,631		—	—	—	9,903	1.3
September 30, 2022	2,308	910	6,614		—	2,328	—	12,160	1.6
December 31, 2022	2,244	2,067	1,459		—	—	—	5,770	0.8
March 31, 2023	2,280	1,076	451		—	—	—	3,807	0.5
June 30, 2023	2,468	820	1,777		31	—	—	5,096	0.7
Thereafter	1,384	4,448	7,241		2,952	—	—	16,025	2.2
Total	$285,916	$229,972	$215,518		$3,388	$4,346	$2	$739,142	100.0%
Percent of total	38.7%	31.1%	29.1%		0.5%	0.6%	—%	100.0%
The following table indicates the amount of our CDs by time remaining until maturity as of June 30, 2020.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
CDs less than $100,000	$73,508	$77,532	$56,934	$66,064	$274,038
CDs of $100,000 or more	139,142	160,591	50,885	72,249	422,867
Public funds(1)	19,529	8,971	11,685	2,052	42,237
Total certificates of deposit	$232,179	$247,094	$119,504	$140,365	$739,142
_______________________________

(1)	Deposits from government and other public entities.
Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings to manage interest rate risk or as a cost-effective source of funds when they can be invested at a positive interest rate spread for additional capacity to fund loan demand according to our asset/liability management goals. Our borrowings consist of advances from the FHLB of Atlanta.
We may obtain advances from the FHLB of Atlanta upon the security of certain of our real estate loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. As of June 30, 2020, we had $475.0 million in FHLB advances outstanding and the ability to borrow an additional $186.2 million. In addition to FHLB advances, at June 30, 2020 we had a $109.2 million line of credit with the FRB, subject to qualifying collateral, and $70.0 million available through lines of credit with three unaffiliated banks, none of which was outstanding at June 30, 2020. See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for more information about our borrowings.

The following tables set forth information regarding our borrowings at the end of and during the periods indicated.

	Year ended June 30,
	2020	2019	2018
	(Dollars in thousands)
Maximum balance:
FHLB advances	$708,000	$720,000	$699,000
Average balances:
FHLB advances	$568,377	$672,186	$658,240
Weighted average interest rate:
FHLB advances	1.64%	2.18%	1.41%

	At June 30,
	2020	2019	2018
	(Dollars in thousands)
Balance outstanding at end of period:
FHLB advances	$475,000	$680,000	$635,000
Weighted average interest rate:
FHLB advances	1.39%	2.10%	1.95%
Subsidiary and Other Activities
HomeTrust Bank has one operating subsidiary, WNCSC, whose primary purpose is to own several office buildings in Asheville, North Carolina which are leased to HomeTrust Bank. Our capital investment in WNCSC as of June 30, 2020 was $815,000.
Employees
At June 30, 2020, we had a total of 539 full-time employees and 51 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. Management also considers our employees to be a great team of highly engaged, competent and caring people who ensure every day that our customers are "Ready For What's Next" in their financial life. Their performance creates word-of-mouth referrals that result in the growth of new customers and expanded customer relationships.
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
On August 25, 2014, the Bank converted from a federal savings bank to a national bank. In connection with this conversion of the Bank, HomeTrust Bancshares, Inc. changed from a savings and loan holding company to a bank holding company, regulated under the BHCA. On December 31, 2015, the Bank converted from a national bank to a North Carolina state-chartered bank and remained a member of the Federal Reserve System. Prior to December 31, 2015, the Bank was regulated by the Office of the Comptroller of the Currency. In connection with the charter change, the Company elected to be treated as a financial holding company by the Federal Reserve.
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
The Regulatory Relief Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single CBLR. In September 2019, the regulatory agencies, including the NCCOB and FRB, adopted a final rule, effective January 1, 2020, creating the CBLR for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. According to the final rule, qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies' prompt corrective action framework. In April 2020, the federal bank regulatory agencies announced the issuance of two interim final rules, effective immediately, to provide temporary relief to community banking organizations. Under the interim final rules, the CBLR requirement is minimum of 8% for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The Bank has not elected to adopt the CBLR framework at June 30, 2020, but may consider that election in the future.
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
The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain relationships and common interests. That limit is generally equal to 15% of unimpaired capital and surplus, which was $58.7 million as of June 30, 2020. The limit is increased to 25% for loans fully secured by readily marketable collateral. The Bank has no lending relationships in excess of its lending limit.
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
Pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliates from engaging in short-term proprietary trading of certain securities, investing in funds not registered with the SEC with collateral not entirely comprised of loans, and from engaging in hedging activities that do not hedge a specific identified risk. Banks with total consolidated assets of $10 billion or less and total consolidated trading assets and liabilities equal to 5% or less of total consolidated assets, such as the Bank's are not subject to the Volcker Rule.
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
Federal law generally prohibits loans by HomeTrust Bancshares to its executive officers and directors, but there is a specific exception for loans made by HomeTrust Bank to its executive officers and directors in compliance with federal banking laws. However, HomeTrust Bank’s authority to extend credit to its executive officers, directors and 10% stockholders (“insiders”), as well as entities those insiders control, is limited. The individual and aggregate amounts of loans that HomeTrust Bank may make to insiders are based, in part, on HomeTrust Bank’s capital level and require that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.
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
Effective January 1, 2015 (with some changes transitioned into full effectiveness on January 1, 2019), the Bank became subject to capital regulations which created a new required ratio for common equity Tier 1 (“CET1”) capital, increased the minimum leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, mandated an additional capital conservation buffer over the minimum capital ratios, and changed what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the “Basel III” requirements.
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
In addition to the capital requirements, there were a number of changes in what constitutes regulatory capital, subject to a certain transition period. These changes include the phasing-out of certain instruments as qualifying capital. At June 30, 2020 the Bank did not have any of these instruments. Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital, subject to a transition period that ended December 31, 2017. Because of our asset size, we were eligible to elect and have elected to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.
As noted above, in addition to the risk-based capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the minimum levels for such ratios in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer requirement began to be phased in starting in January 2016 at an amount more than 0.625% of risk-weighted assets and increased each year until fully implemented to an amount more than 2.5% of risk-weighted assets on January 1, 2019. To meet the minimum capital ratios and the capital conservation buffer requirements, the capital ratios applicable to the Company and the Bank are (i) a CETI capital ratio greater than 7.0%; (ii) a Tier 1 capital ratio greater than 8.5%; (iii) a total capital ratio greater than 10.5%; and (iv) a Tier 1 leverage ratio greater than 4.0%. As of June 30, 2020, the conservation buffer for HomeTrust Bank was 3.8%.
To be consider “well capitalized,” a depository institution must have a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. Under certain circumstances, regulators are required to take certain actions against banks that fail to meet the minimum required capital ratios. Any such institution must submit a capital restoration plan and, until such plan is approved may not increase its assets, acquire another depository institution, establish a branch or engage in any new activities, or make capital distributions. As of June 30, 2020, HomeTrust Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement. For additional information regarding the Bank’s required and actual capital levels at June 30, 2020, see Note 19 of the Notes to Consolidated Financial Statements included in Item 8 in this report.
Federal Home Loan Bank System. HomeTrust Bank is a member of the FHLB of Atlanta, one of 11 regional Federal Home Loan Banks that administer the home financing credit function of financial institutions. The Federal Home Loan Banks are subject to the oversight of the FHFA and each FHLB serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Banks are funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System and makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the FHFA. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See “Business -Sources of Funds - Borrowings.”
At June 30, 2020, the Bank held $23.3 million in FHLB stock that was in compliance with the holding requirements. The FHLB pays dividends quarterly, and HomeTrust Bank received $1.6 million in dividends during the year ended June 30, 2020.
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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of June 30, 2020, HomeTrust Bank’s aggregate recorded loan balances for construction, land development and land loans were 69.8% of regulatory capital. In addition, at June 30, 2020, HomeTrust Bank’s commercial real estate loans, as defined by the guidance, were 277.4% of regulatory capital.
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
Capital Requirements for HomeTrust Bancshares.  As a bank holding company, HomeTrust Bancshares, Inc. is subject to the minimum regulatory capital requirements established by the Federal Reserve regulation, which generally are the same as the capital requirements for the Bank. These capital requirements include provisions that might impact the ability of the Company to pay dividends to its stockholders or repurchase its shares. For a description of the capital regulations, see "Regulation of HomeTrust Bank-Current Capital Requirements for HomeTrust Bank" and Note 19 of the Notes to Consolidated Financial Statements included in Item 8 in this report.
At June 30, 2020, the HomeTrust Bancshares, Inc. exceeded its minimum regulatory capital requirements under Federal Reserve regulations.
Federal Securities Law.  The stock of HomeTrust Bancshares, Inc. is registered with the SEC under the Exchange Act. HomeTrust Bancshares, Inc. is subject to the information, proxy solicitation, insider trading restrictions, and other requirements of the SEC under the Exchange Act.
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
Sarbanes-Oxley Act. The SOX Act addresses a broad range of corporate governance, auditing and accounting, executive compensation, and disclosure requirements for public companies and their directors and officers. The SOX Act requires our Chief Executive Officer and Chief Financial Officer to certify the accuracy of certain information included in our quarterly and annual reports. The rules require these officers to certify that they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of our financial reporting and disclosure controls and procedures; that they have made certain disclosures to the auditors and to the Audit Committee of the Board of Directors about our controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Section 404 of the SOX Act requires management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and requires our auditors to attest to and report on the effectiveness of these controls.
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
On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act amends the IRC to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduced the corporate federal income tax rate from a maximum of 35% to a flat 21%. The corporate federal income tax rate reduction was effective January 1, 2018. Since the Company has a fiscal year end of June 30th, the reduced federal corporate income tax rate for fiscal year 2018 was the result of the application of a blended federal statutory tax rate of 27.5%, which was based on the applicable tax rates before and after the Tax Act and corresponding number of days in the fiscal year before and after enactment, and then became a flat 21% corporate income tax rate for fiscal 2019 and thereafter. The Tax Act also required a revaluation the Company’s deferred tax assets and liabilities to account for the future impact of lower corporate income tax rates and other provisions of the legislation. As a result of the Company’s revaluation in fiscal 2018, the net DTA was reduced through an increase to the provision for income tax. The revaluation of our DTA balance resulted in a one-time increase for the fiscal year ended June 30, 2018 to federal income tax of $17.6 million. See Note 13 "Income Taxes" in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
Method of Accounting.  For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on June 30th for filing its federal income tax return.
Minimum Tax. Prior to the enactment of the Tax Act, the IRC imposed an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax was payable to the extent such alternative minimum taxable income was in excess of the regular tax. Net operating losses could offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax could be used as credits against regular tax liabilities in future years. Upon enactment of the Tax Act, the alternative minimum tax was repealed.
Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. In 2009, IRC 172 (b) (1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years. At June 30, 2020, we had $21.5 million of net operating loss carryforwards for federal income tax purposes.
Corporate Dividends-Received Deduction.  HomeTrust Bancshares, Inc. files a consolidated return with the Bank. As a result, any dividends HomeTrust Bancshares, Inc. receives from the Bank will not be included as income to HomeTrust Bancshares, Inc. The corporate dividends-received deduction is 100%, or 65% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend.
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

Any cash dividends, in excess of a certain exempt amount, that would be paid with respect to HomeTrust Bancshares common stock to a stockholder (including a partnership and certain other entities) who is a resident of North Carolina will be subject to the North Carolina income tax. Any distribution by a corporation from earnings according to percentage ownership is considered a dividend, and the definition of a dividend for North Carolina income tax purposes may not be the same as the definition of a dividend for federal income tax purposes. A corporate distribution may be treated as a dividend for North Carolina income tax purposes if it is paid from funds that exceed the corporation’s earned surplus and profits under certain circumstances.
South Carolina. The state of South Carolina requires banks to file a bank tax return. As a multi-state bank, we pay taxes on the portion of revenue generated within the state. In 2020 and 2019 the tax rate was 5.0%.
Tennessee. The state of Tennessee requires banks to file a franchise and excise tax form for financial institutions. The franchise tax is based on the portion of revenue generated in the state, the net worth of the Bank, and the applicable franchise tax, which was $0.25 per $100 in 2020 and 2019. The excise tax is based on the taxable income (as defined by the state), the portion of revenue generated in the state, and the applicable excise tax, which was 6.5% in 2020 and 2019.
Virginia. The state of Virginia requires banks to file a bank franchise tax. The tax is based on the portion of capital deployed within the state and county level (as defined by the state) and taxed at $1 per $100 of taxable value.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following individuals are executive officers of HomeTrust Bancshares and HomeTrust Bank and hold the offices set forth below opposite their names.

Name	Age(1)	Position
Dana L. Stonestreet	66	Chairman, President and Chief Executive Officer
C. Hunter Westbrook	57	Senior Executive Vice President and Chief Operating Officer
Tony J. VunCannon	55	Executive Vice President, Chief Financial Officer, Corporate Secretary, and Treasurer
Marty Caywood	48	Executive Vice President and Chief Information Officer
Keith Houghton	58	Executive Vice President and Chief Credit Officer
Paula C. Labian	62	Executive Vice President and Chief Human Resources Officer
Parrish Little	52	Executive Vice President and Chief Risk Officer
___________________

(1)	As of June 30, 2020.
Biographical Information. Set forth below is certain information regarding the executive officers of HomeTrust Bancshares and HomeTrust Bank. There are no family relationships among or between the executive officers.
Dana L. Stonestreet, Chairman and Chief Executive Officer.  In his 31 years of service, Mr. Stonestreet has overseen ten acquisitions and the growth of the Bank from $300 million to $3.7 billion in assets at June 30, 2020. As part of the CEO succession plan for HomeTrust Bancshares, Inc. and the Bank, Mr. Stonestreet, who had been serving as President and Chief Operating Officer and as a director of HomeTrust Bank since 2008 and as President and Chief Operating Officer of HomeTrust Bancshares, Inc. since HomeTrust Bank’s mutual-to-stock conversion, became co-Chief Executive Officer of HomeTrust Bancshares, Inc. and the Bank in July 2013. Mr. Stonestreet became President, Chairman and Chief Executive Officer of HomeTrust Bancshares, Inc. and the Bank effective at the annual meeting in November 2013. Mr. Stonestreet joined HomeTrust Bank in 1989 as its Chief Financial Officer and was promoted to Chief Operating Officer in 2003. Mr. Stonestreet began his career with Hurdman & Cranston (an accounting firm that was later merged into KPMG) as a certified public accountant. Mr. Stonestreet has served as Chairman of the Asheville Chamber of Commerce and as a director for RiverLink, the YMCA, United Way, the North Carolina Bankers Association and other community organizations. In July 2017, Mr. Stonestreet was appointed to the North Carolina Banking Commission for a four-year term. Mr. Stonestreet’s 31 years of service with HomeTrust Bank gives him in-depth knowledge of nearly all aspects of its operations. Mr. Stonestreet’s accounting background and prior service as HomeTrust Bank’s Chief Financial Officer also provide him with a strong understanding of the various financial matters brought before the Board.
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
Keith Houghton, Executive Vice President and Chief Credit Officer. Mr. Houghton joined HomeTrust Bank in March of 2014 as our Chief Credit Officer. Mr. Houghton has more than 30 years of experience in the banking industry. For nearly 18 years, he held a variety of senior positions in the credit and lending areas with StellarOne Corporation, a Charlottesville, VA-based bank holding company with approximately $3 billion in assets, and its predecessors, until the sale of StellarOne to another bank in January 2014. The most recent of those positions was Chief Credit Risk Officer, which Mr. Houghton held since 2007.
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
Risks Related to Our Business
COVID-19 Pandemic
The COVID-19 pandemic has adversely impacted our ability to conduct business and has adversely impacted our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, most of whom are currently under government issued modified stay-at-home orders. As an essential business, we continue to provide banking and financial services to our customers with drive-thru access available at the majority of our branch locations and in-person services available by appointment. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.
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
There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations (other than through government sponsored programs such as the Payroll Protection Program), deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses are reopening at lower capacities and there continues to be a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.
The impact of the pandemic is expected to continue to adversely affect us during 2021 and possibly longer as the ability of many of our customers to make loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that increased loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations. See "Recent Developments: COVID-19, the CARES Act, and Our Response" under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details on the Company's loan modifications related to COVID-19.
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
Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown, and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section. Goodwill has been evaluated for impairment as of our annual evaluation date, April 1, 2020, as well as for triggering events at June 30, 2020 and it was determined that no impairment was required.
Adverse economic conditions in the market areas we serve could adversely impact our earnings and could increase the credit risk associated with our loan portfolio.
Our primary market areas are concentrated in North Carolina (including the Asheville metropolitan area, Piedmont region, Charlotte, and Raleigh/Cary), South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and the Roanoke Valley area of Virginia. Adverse economic conditions in our market areas can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely.
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
At June 30, 2020, the most significant portion of our loans located outside of our primary market areas was HELOCs-purchased totaling $71.8 million, or 2.6% of our loan portfolio, secured by one-to-four family properties located primarily in several western states. As a result, our financial condition and results of operations will be subject to general economic conditions and the real estate conditions prevailing in the markets in which the underlying properties securing these loans are located, as well as the conditions in our primary market areas. If economic conditions or if the real estate market declines in the areas in which these properties are located, we may suffer decreased net income or losses associated with higher default rates and decreased collateral values on our existing portfolio. Further, because of their geographical diversity, these loans can be more difficult to oversee than loans in our market areas in the event of delinquency.
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
At June 30, 2020, $682.9 million, or 24.7% of our total loan portfolio, was secured by liens on one-to-four family residential loans. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations. Further, the Tax Act enacted in December 2017 could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions. These changes could make it more difficult for borrowers to make their loan payments, and could also negatively impact the housing market, which could adversely affect our business and loan growth.
A majority of our residential loans are “non-conforming” because they are adjustable rate mortgages which contain interest rate floors or do not satisfy credit or other requirements due to personal and financial reasons (i.e. divorce, bankruptcy, length of time employed, etc.), conforming loan limits (i.e. jumbo mortgages), and other requirements, imposed by secondary market purchasers. Some of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy a need in our local market areas. As a result, subject to market conditions, we intend to continue to originate these types of loans. Total non-conforming loans were $350.7 million at June 30, 2020, including $191.8 million of jumbo one- to four-family residential loans which may also expose us to increased risk because of their larger balances.
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
At June 30, 2020, $80.1 million, or 16.9%, of our one-to-four family loans and 2.9% of our total loan portfolio, consisted of loans secured by non-owner-occupied residential properties. Loans secured by non-owner-occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied residential loan borrowers have more than one loan outstanding with HomeTrust Bank which may expose us to a greater risk of loss compared to an adverse development with respect to an owner-occupied residential mortgage loan.
Our construction and development loans and construction and land/lot loans have a higher risk of loss than residential or commercial real estate loans.
At June 30, 2020, construction and land/lot loans in our retail consumer loan portfolio was $81.9 million, or 3.0%, of our total loan portfolio, and consists primarily of construction to permanent loans to homeowners building a residence or developing lots in residential subdivisions intending to construct a residence within one year. Construction and development loans in our commercial loan portfolio at June 30, 2020, totaled $215.9 million, or 7.8%, of our total loan portfolio, and consists of loans to contractors and builders primarily to finance the construction of single and multi-family homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale.

Construction and development lending generally involves additional risks because funds are advanced upon estimates of costs in relation to values associated with the completed project. Construction and development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the complete project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in demand for new housing and higher than anticipated building costs, may cause actual results to vary significantly from those estimated. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. For these reasons, a downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.
In addition, during the term of some of our construction and development loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At June 30, 2020, $47.7 million of our construction and development loans were for speculative construction loans and none were classified as nonaccruing.
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
While commercial real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans require a more detailed analysis at the time of loan underwriting and on an ongoing basis. At June 30, 2020, commercial real estate loans were $1.1 billion, or 38.0% of our total loan portfolio, including multifamily loans totaling $90.3 million or 3.3% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. At June 30, 2020, commercial real estate loans that were nonperforming totaled $8.9 million, or 55.7% of our total nonperforming loans.
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
The FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm/non-

residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on the criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 277.4% of total risk-based capital at June 30, 2020. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
Our auto finance lending increases our exposure to lending risks.
At June 30, 2020, $132.3 million, or 4.8%, of our total loan portfolio consisted of indirect auto finance loans originated by us. Indirect auto finance loans are inherently risky as they are secured by assets that depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. In addition, our ability to originate loans is reliant on our relationships with automotive dealers. In particular, our automotive finance operations depend in large part upon our ability to establish and maintain relationships with reputable automotive dealers that direct customers to our offices or originate loans at the point-of-sale. Although we have relationships with certain automotive dealers, none of our relationships are exclusive and any may be terminated at any time. If our existing dealer base experiences decreased sales we may experience decreased loan volume in the future, which may have an adverse effect on our business, results of operations, and financial condition.
Repayment of our municipal leases is dependent on the fire department receiving tax revenues from the county/municipality.
At June 30, 2020, municipal leases were $128.0 million, or 4.6%, of our total loan portfolio. We offer ground and equipment lease financing to fire departments located throughout North Carolina and, to a lesser extent, South Carolina. Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for that purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2020, $25.8 million of our municipal leases contained a non-appropriation clause.
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
Additionally, pursuant to our growth strategy, management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Further, the FASB has adopted a new accounting standard that will be effective for our fiscal year beginning July 1, 2020. This standard, referred to as CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to replenish the allowance for loan losses.  Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.
If our nonperforming assets increase, our earnings will be adversely affected.
Our nonperforming assets (which consist of nonaccruing loans and REO) were $16.3 million, or 0.44%, of total assets at June 30, 2020, compared to $13.3 million, or 0.38% of total assets, and $14.6 million, or 0.44% of total assets, at June 30, 2019 and 2018, respectively. Our nonperforming assets adversely affect our net income in various ways:

•	we record interest income only on a cash basis for nonaccrual loans and any nonperforming investment securities; and do not record interest income for REO;

•	we must provide for probable loan losses through a current period charge to the provision for loan losses;

•	noninterest expense increases when we write down the value of properties in our REO portfolio to reflect changing market values or recognize OTTI on nonperforming investment securities;

•	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance and maintenance fees related to our REO; and

•	the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.
If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. We have also classified $13.2 million in loans as performing TDRs at June 30, 2020.
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
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. In addition, our securities portfolio is evaluated periodically for OTTI. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. Our stockholders' equity adjusts by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that declines in market value will not result in OTTI of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
An increase in interest rates, change in the programs offered by GSE or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our noninterest income.
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
Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In an attempt to help the overall economy, the Federal Reserve has dropped interest rates low through its targeted Fed Funds rate. The targeted federal funds rate is currently at 0.00% to 0.25% at June 30, 2020. In addition, the Federal Reserve announced in August 2020 a new policy approach of “average inflation” targeting in which inflation will run moderately above the Federal Reserve’s 2% target “for some time.” This new shift in policy is expected to keep rates lower for longer.
We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact stockholders' equity, and our ability to realize gains from the sale of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our investment securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.
Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations (generally, if rates increase) or by reducing our margins and profitability (generally, if rates decrease). Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates-up or down-could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up. Changes in the slope of the “yield curve”, or the spread between short-term and long-term interest rates could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we will experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.

A sustained increase in market interest rates could adversely affect our earnings. As a result of the exceptionally low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. At June 30, 2020, we had $598.8 million in certificates of deposit that mature within one year and $2.0 billion in checking, savings, and money market accounts. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.
In addition, a substantial amount of our loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. As of June 30, 2020, our loans with interest rate floors totaled approximately $586.8 million or 21.2% of our total loan portfolio and had a weighted average floor rate of 4.02%. At that date, $446.5 million of these loans were at their floor rate, of which $404.6 million, or 90.6%, had yields that would begin floating again once prime rates increase at least 200 basis points. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.
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
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations. As of June 30, 2020, there were $354.8 million loans in our portfolio tied to LIBOR.
If limitations arise in our ability to utilize the national brokered deposit market or to replace short-term deposits, our ability to replace maturing deposits on acceptable terms could be adversely impacted.
HomeTrust Bank utilizes the national brokered deposit market for a portion of our funding needs. At June 30, 2020, brokered deposits totaled $143.2 million or 5.1% of total deposits, with remaining maturities of one to 26 months. Under FDIC regulations, in the event we are deemed to be less than well-capitalized, we would be subject to restrictions on our use of brokered deposits and the interest rate we can offer on our deposits. If this happens, our use of brokered deposits and the rates we would be allowed to pay on deposits may significantly limit our ability to use deposits as a funding source. If we are unable to participate in this market for any reason in the future, our ability to replace these deposits at maturity could be adversely impacted.
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

•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions to the extent expected or within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;

•
To finance a future acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders;

•
We have completed five acquisitions during the past seven fiscal years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future; and

•
We expect our net income will increase following our acquisitions, however, we also expect our general and administrative expenses and consequently our efficiency rates will also increase. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisitions or branching activities may not be accretive to earnings in the short or long-term.

The required accounting treatment of loans we acquire through acquisitions, including purchase credit impaired loans, could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
Under GAAP, we are required to record loans acquired through acquisitions, including purchase credit impaired loans, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances as of the acquisition date. Actual performance could differ from management's initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially increase due to the discount. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and the discount decreases, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods.
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

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s stockholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described under the heading "Business-How We Are Regulated” in Item I of this Form 10-K. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. New proposals for legislation continue to be introduced in the U.S. Congress that could further alter the regulation of the bank and non-bank financial services industries and the manner in which firms within the industry conduct business. In this regard, the Regulatory Relief Act was enacted to reduce the application of certain financial reform regulations, including the Dodd-Frank Act, on community banks such as us. The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single CBLR. In September 2019, the regulatory agencies, including the NCCOB and FRB, adopted a final rule, effective January 1, 2020, creating the CBLR for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. According to the final rule, qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies' prompt corrective action framework. In April 2020, the federal bank regulatory agencies announced the issuance of two interim final rules, effective immediately, to provide temporary relief to community banking organizations. Under the interim final rules, the CBLR requirement is minimum of 8% for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The Bank has not elected to adopt the CBLR framework at June 30, 2020, but may consider that election in the future.
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
Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. The Company is continuously working to install new and upgrade its existing information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to further protect the Company against cyber risks and security breaches.
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
Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While the Company selects third-party vendors carefully, it does not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.
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
We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge has an adverse effect on stockholders’ equity and financial results and could cause a decline in our stock price.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We maintain our administrative office, which is owned by us, in Asheville, North Carolina. In total, as of June 30, 2020, we have 41 locations, which include: North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is listed on the Nasdaq Global Market under the symbol “HTBI.” As of the close of business on September 8, 2020, there were 17,021,357 shares of common stock outstanding held by 1,158 holders of record. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2020:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
April 1 - April 30, 2020	81,873	$15.41	81,873	889,123
May 1 - May 31, 2020	—	—	—	889,123
June 1 - June 30, 2020	—	—	—	889,123
Total	81,873	$15.41	81,873	889,123
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

Shareholder Return Performance Graph Presentation
The performance graph below compares the Company’s cumulative shareholder return on its common stock since June 30, 2015 to the cumulative total return of the Nasdaq Composite and the Nasdaq Bank Index for the periods indicated. The information presented below assumes $100 was invested on June 30, 2015, in the Company’s common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance. Total return assumes the reinvestment of all dividends and that the value of common stock and each index was $100 on June 30, 2015.

	Year Ended June 30,
	2015	2016	2017	2018	2019	2020
HomeTrust Bancshares, Inc.	100.00	110.38	145.58	167.96	150.00	95.47
NASDAQ Bank Index	100.00	94.84	130.28	143.37	121.67	92.47
NASDAQ Composite	100.00	97.11	123.13	150.60	160.55	201.71

Item 6. Selected Financial and Other Data.
The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for the years ended June 30, 2020, 2019 and 2018 are derived in part from the audited consolidated financial statements that appear in this annual report. The following information is only a summary and you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report and “Financial Statements and Supplementary Data” under Item 8 of this report below.

	At June 30,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Financial Condition Data:
Total assets	$3,722,852	$3,476,178	$3,304,169	$3,206,533	$2,717,677
Loans receivable, net(1)	2,741,047	2,683,761	2,504,792	2,330,319	1,811,539
Allowance for loan losses	28,072	21,429	21,060	21,151	21,292
Commercial paper	304,967	241,446	229,070	149,863	229,859
Certificates of deposit in other banks	55,689	52,005	66,937	132,274	161,512
Securities available for sale, at fair value	127,537	121,786	154,993	199,667	200,652
Other investments, at cost	38,946	45,378	41,931	39,355	29,486
Deposits	2,785,756	2,327,257	2,196,253	2,048,451	1,802,696
Borrowings	475,000	680,000	635,000	696,500	491,000
Stockholders’ equity	408,263	408,896	409,242	397,647	359,976

	Years Ended June 30,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Operations Data:
Total interest and dividend income	$136,254	$137,214	$117,402	$99,436	$87,747
Total interest expense	32,150	30,383	16,072	8,245	6,040
Net interest income	104,104	106,831	101,330	91,191	81,707
Provision for loan losses	8,500	5,700	—	—	—
Net interest income after provision for loan losses	95,604	101,131	101,330	91,191	81,707
Service charges and fees on deposit accounts	9,382	9,611	8,802	7,709	7,469
Loan income and fees	2,494	1,422	1,176	971	1,426
Gain on sale of loans held for sale	9,946	6,218	4,276	2,674	1,643
Bank owned life insurance income	2,246	2,103	2,117	2,088	1,874
Gain on sale of securities	—	—	—	22	—
Gain from sale of premises and equipment	—	—	164	385	10
Other, net	6,264	3,586	2,437	2,258	1,869
Total noninterest income	30,332	22,940	18,972	16,107	14,291
Total noninterest expense	97,129	90,134	85,331	90,259	79,641
Income before income taxes	28,807	33,937	34,971	17,039	16,357
Income tax expense	6,024	6,791	26,736	5,192	4,901
Net income	$22,783	$27,146	$8,235	$11,847	$11,456
Per Share Data:
Net income per common share:
Basic	$1.34	$1.52	$0.45	$0.66	$0.65
Diluted	$1.30	$1.46	$0.44	$0.65	$0.65

	At or For the Years Ended June 30,
	2020	2019	2018	2017	2016
Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to average total assets)	0.63%	0.80%	0.25%	0.40%	0.42%
Return on equity (ratio of net income to average equity)	5.54	6.62	2.05	3.14	3.16
Tax equivalent yield on earning assets(2)	4.13	4.39	4.00	3.79	3.62
Rate paid on interest-bearing liabilities	1.18	1.16	0.65	0.37	0.29
Tax equivalent average interest rate spread(2)	2.95	3.23	3.35	3.42	3.33
Tax equivalent net interest margin(2)(3)	3.17	3.43	3.46	3.49	3.37
Noninterest expense to average total assets	2.70	2.65	2.63	3.04	2.88
Average interest-earning assets to average interest-bearing liabilities	122.10	120.39	120.77	120.26	119.25
Efficiency ratio	72.25	69.46	70.93	84.12	82.96
Efficiency ratio - adjusted(4)	71.62	68.83	70.12	75.48	80.43
Asset quality ratios:
Nonperforming assets to total assets(5)	0.44%	0.38%	0.44%	0.62%	0.90%
Nonaccruing loans to total loans(5)	0.58	0.38	0.43	0.58	1.01
Total classified assets to total assets	0.84	0.89	1.00	1.57	2.17
Allowance for loan losses to nonaccruing loans(5)	176.30	206.90	192.96	154.77	114.98
Allowance for loan losses to total loans	1.01	0.79	0.83	0.90	1.16
Net charge-offs to average loans	0.07	0.20	—	0.01	0.06
Capital ratios:
Equity to total assets at end of period	10.97%	11.76%	12.39%	12.40%	13.25%
Average equity to average assets	11.46	12.06	12.41	12.80	13.24
Dividend payout ratio	19.98	11.70	—	—	—
Dividends declared per common share	$0.27	$0.18	—	—	—
_____________________

(1)	Net of allowances for loan losses and deferred loan costs.

(2)
For the years ended June 30, 2020 and 2019 the weighted average rate for municipal leases is adjusted for a 24% combined federal and state tax rate since the interest from these leases is tax exempt.For 2018 it was adjusted at 30% and all other years were at 37%.

(3)	Net interest income divided by average interest-earning assets.

(4)	See Part II, Item 7 - "Non-GAAP Financial Measures" for additional details.

(5)
Nonperforming assets include nonaccruing loans including certain restructured loans and real estate owned. At June 30, 2020, there were $6.3 million of restructured loans included in nonaccruing loans and $2.8 million, or 17.6%, of nonaccruing loans were current on their loan payments.

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
Overview
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences, including home equity loans and construction and land/lot loans, commercial real estate loans, construction and development loans, commercial and industrial loans, SBA loans, equipment finance leases, indirect automobile loans, and municipal leases. We also work with a third party to originate HELOCs which are pooled and sold. In addition, we purchase investment securities consisting primarily of securities issued by United States Government agencies and government-sponsored enterprises, as well as, commercial paper and certificates of deposit insured by the FDIC.
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
Our geographic footprint includes seven markets accessed through numerous strategic acquisitions as well as two de novo commercial loan offices. Looking forward, we believe opportunities currently exist within our market areas to grow our franchise. While COVID-19 has dampened our growth activities, we believe as the local and global economy returns to normalcy we remain in a position to create organic growth through marketing efforts. We may also seek to expand our franchise through the selective acquisition of individual branches, loan purchases and, to a lesser degree, whole bank transactions that meet our investment and market objectives. We will continue to be disciplined as it pertains to future expansion focusing primarily on organic growth in our current market areas.
At June 30, 2020, we had 41 locations in North Carolina (including the Asheville metropolitan area, Piedmont region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Business and Operating Strategy and Goals
Our primary objective is to continue to operate and grow HomeTrust Bank as a well-capitalized, profitable, independent, community banking organization. Our mission is to create stockholder value by building relationships with our employees, customers, and communities in our primary markets in North Carolina (including the Asheville metropolitan area, Piedmont region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley) through exceptional service and helping our customers every day to be "Ready For What’s Next" in their financial lives. We will also need to continue providing our employees with the tools necessary to effectively deliver our products and services to customers in order to compete effectively with other financial institutions operating in our market areas and to fulfill our "Commitment to the Customer Experience."
Since our Conversion in 2012, we have been busy implementing new lines of business, adding new markets, improving processes, and updating our systems. We now have the lines of business and markets necessary to continue our growth. Our focus over the next few years will be on maturing our lines of business and operating environment. Maturing these lines of business will allow us to deepen current customer relationships and further penetrate our newer robust markets. The focus on the operating environment will be designed to maximize our new systems and create efficient scalable processes. This two-pronged approach will lead to increased profitability and franchise value over time.
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
The Company will be adopting the new CECL standard as of July 1, 2020, the first quarter of fiscal 2021. While management continues to finalize documentation on the methodologies utilized as well as the controls, processes, policies, and disclosures, we estimate the allowance for credit losses will be in a range of $42 million to $48 million.
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
Non-GAAP Financial Measures
In addition to results presented in accordance with GAAP, this Form 10-K contains certain non-GAAP financial measures, which include: efficiency ratio; tangible book value per share; tangible equity to tangible assets ratio; and the ratio of the allowance for loan losses to total loans excluding PPP loans and acquired loans. The Company believes these non-GAAP financial measures and ratios as presented are useful for both investors and management to understand the effects of certain items and provide an alternative view of the Company's performance over time and in comparison to the Company's competitors. These non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. They should not be considered in isolation or as a substitute for total stockholders' equity or operating results determined in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies.

Set forth below is a reconciliation to GAAP of our efficiency ratio:

	Year Ended
(Dollars in thousands)	June 30,
	2020	2019	2018	2017	2016
Noninterest expense	$97,129	$90,134	$85,331	$90,259	$79,641
Less merger-related expenses	—	—	—	7,805	—
Less impairment charge for branch consolidations	—	—	—	—	400
Noninterest expense – as adjusted	$97,129	$90,134	$85,331	$82,454	$79,241

Net interest income	$104,104	$106,831	$101,330	$91,191	$81,647
Plus noninterest income	30,332	22,940	18,972	16,107	14,351
Plus tax equivalent adjustment	1,190	1,173	1,559	2,354	2,537
Less gain from sale of premises and equipment	—	—	164	385	10
Less realized gain on sale of securities	—	—	—	22	—
Net interest income plus noninterest income – as adjusted	$135,626	$130,944	$121,697	$109,245	$98,525
Efficiency ratio	71.62%	68.83%	70.12%	75.48%	80.43%
Efficiency ratio (without adjustments)	72.25%	69.46%	70.93%	84.12%	82.96%

Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

(Dollars in thousands, except per share data)	At June 30,
	2020	2019	2018	2017	2016
Total stockholders' equity	$408,263	$408,896	$409,242	$397,647	$359,976
Less: goodwill, core deposit intangibles, net of taxes	26,468	27,562	29,125	30,157	17,169
Tangible book value (1)	$381,795	$381,334	$380,117	$367,490	$342,807
Common shares outstanding	17,021,357	17,984,105	19,041,668	18,967,875	17,998,750
Tangible book value per share	$22.43	$21.20	$19.96	$19.37	$19.05
Book value per share	$23.99	$22.74	$21.49	$20.96	$20.00
_________________________________________________________________

(1)	Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	At June 30,
(Dollars in thousands)	2020	2019
Tangible equity(1)	$381,795	$381,334
Total assets	3,722,852	3,476,178
Less: goodwill, core deposit intangibles, net of taxes	26,468	27,562
Total tangible assets(2)	$3,696,384	$3,448,616
Tangible equity to tangible assets	10.33%	11.06%
_________________________________________________________________

(1)	Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

(2)	Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of the allowance for loan losses to total loans and the allowance for loan losses as adjusted to exclude loans acquired through business combinations:

	As of
(Dollars in thousands)	June 30, 2020	June 30, 2019
Total gross loans receivable (GAAP)	$2,768,930	$2,705,186
Less: acquired loans	168,266	214,046
Less: PPP loans	80,697	—
Adjusted loans (non-GAAP)	$2,519,967	$2,491,140

Allowance for loan losses (GAAP)	$28,072	$21,429
Less: allowance for loan losses on acquired loans	182	201
Adjusted allowance for loan losses	27,890	21,228
Allowance for loan losses / Adjusted loans (non-GAAP)	1.11%	0.85%
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
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the CARES Act (Coronavirus Aid, Relief, and Economic Security Act of 2020) was signed into law on March 27, 2020 as a $2.2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and healthcare providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations. While it is not possible to know the full extent of the impact as of the date of this filing, we are disclosing potentially material items of which we are aware.
In response to the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our customers and the communities we serve.

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
As of June 30, 2020, we had originated $80.7 million PPP loans for 285 customer applications totaling $82.2 million. Net origination fees on these loans are approximately $2.1 million which will be deferred and amortized into interest income over the life of the loans. Due to demand exceeding our capacity, we partnered with a third party to process and fund an additional $30.4 million PPP loans for almost 900 customers. With the recent approval by Congress of additional funds for this program, applications will continue to be processed through our third party relationship.
Loan Modifications. The Company is closely monitoring the effects of COVID-19 on our loan portfolio and will continue to monitor all the associated risks to minimize any potential losses. HomeTrust Bank is offering payment and financial relief programs for borrowers impacted by COVID-19. These programs include loan payment deferrals for up to 90 days, waived late fees, and suspension of foreclosure proceedings and repossessions. We have received numerous requests from borrowers for some type of payment relief. The breakout by loan type is as follows:

Payment Deferrals by Loan Types (1)
(dollars in thousands)
	March 31, 2020		June 30, 2020		August 31, 2020
	$ Deferral	Percent of Total Loan Portfolio	$ Deferral	Percent of Total Loan Portfolio	$ Deferral	Percent of Total Loan Portfolio
Lodging	26,815	1.0%	108,171	4.0%	64,686	2.4%
Other commercial real estate, construction and development, and commercial and industrial	116,198	4.4	367,443	13.7	43,056	1.6
Equipment finance	19,443	0.7	33,693	1.3	4,547	0.2
One-to-four family	10,802	0.4	36,821	1.4	2,360	0.1
Other consumer loans	3,546	0.1	5,203	0.2	589	—
Total	$176,804	6.6%	$551,331	20.5%	$115,238	4.3%
(1)    Modified loans are not included in classified assets or nonperforming asset.
In addition, the Company’s management has evaluated its loan portfolio and identified the following loan categories as potentially the most impacted by the COVID-19 pandemic:

Payment Deferrals In Higher Risk Loan Sub-Categories as of June 30, 2020
(dollars in thousands)	Total Deferrals	Total Balance	Percent of Dollars in Deferral	Percent of Total Loan Portfolio

Lodging	$108,171	$118,729	91.1%	3.9%
Restaurants	28,044	45,560	61.6	1.0
Shopping centers	53,337	89,285	59.7	1.9
Other retail businesses	36,101	150,229	24.0	1.3
Equipment finance	33,693	229,239	14.7	1.2
Total	$259,346	$633,042	41.0%	9.3%
The Company does not have any exposure to oil/gas or credit cards at June 30, 2020.
We believe the steps we are taking are necessary to effectively manage our portfolio and assist our customers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic. In addition, we will continue to work with our customers to determine the best option for repayment of accrued interest on the deferred payments.
Allowance for Loan Losses. The Company recorded a provision for loan losses of $8.5 million for the year ended June 30, 2020, compared to a $5.7 million provision in the year ended June 30, 2019. Approximately $4.3 million of the provision for the current year reflects probable credit losses related to COVID-19 based upon the conditions that existed as of June 30, 2020, including consideration for the recent downturn in certain leading economic indicators, such as the weaker stock market, lower manufacturing activity and retail sales, consumer confidence, and increases in unemployment with the remaining provision being driven by increased charge-offs and impairments in our commercial and equipment finance portfolios. The provision during the previous year was primarily related to one commercial customer relationship.
Branch Operations and Support Personnel. We have taken various steps to ensure the safety of our customers and our team members by continuing to limit branch activities to appointment only and use of our drive-up facilities, and by encouraging the use of our digital and electronic banking channels, all the while adjusting for evolving State and Federal guidelines. Many of our employees are continuing to work remotely or have flexible work schedules, and we have established protective measures within our offices to help ensure the safety of those employees who must work on-site.
Capital. At June 30, 2020, the Company’s tangible equity to total tangible assets ratio was 10.33% and HomeTrust Bank’s capital was well in excess of all regulatory requirements. Our strong capital level positions us well in the face of the challenges of the COVID-19 pandemic.
Accounting and Reporting Considerations. The CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. The Bank has elected this as a policy change.
Also in response to the COVID-19 pandemic, the Federal Reserve, the FDIC, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau, in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to: (i) loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment. (ii) with regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral. (iii) while short-term COVID-19 modifications are in effect, these loans generally should not be reported as nonaccrual or as classified.
See "Risk Factors" under Part I, Item 1A for additional risks related to COVID-19.
Comparison of Financial Condition at June 30, 2020 and June 30, 2019
General.  Total assets increased $246.7 million, or 7.1% to $3.7 billion at June 30, 2020 from $3.5 billion at June 30, 2019. Total liabilities increased $247.3 million, or 8.1% to $3.3 billion at June 30, 2020 from $3.1 billion at June 30, 2019. Deposit growth of $458.5 million, or 19.7% was used to pay down $205.0 million, or 30.1% of borrowings and fund the increase in total assets for fiscal 2020. The increase in loans held for sale primarily relates to home equity loans originated for sale during the period. Deferred income taxes decreased $5.6 million, or 21.0% to $20.9 million at June 30, 2020 from $26.5 million at June 30, 2019 due to the use of net operating loss carryforwards and increases in deferred tax liabilities from bonus depreciation during the year.
As of July 1, 2019, the Company adopted the new lease accounting standard, which drove several changes on the balance sheet. Land totaling $2.1 million related to the Company's one finance lease (f/k/a capital lease) was reclassed from premises and equipment, net to other assets as a ROU asset and the corresponding liability was reclassed from a separate line on the balance sheet to other liabilities as a lease liability. As of June 30, 2020, the Company has $4.6 million in ROU assets and corresponding lease liabilities, which are maintained in other assets and other liabilities, respectively.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents increased $50.6 million, or 71.2%, to $121.6 million at June 30, 2020 from $71.0 million at June 30, 2019. The commercial paper balance increased $63.5 million, or 26.3% to $305.0 million at June 30, 2020 from $241.4 million at June 30, 2019. Our investments in commercial paper have short-term maturities and limited exposure of $15.0 million or less per each highly-rated company.
Investments.  Securities available for sale increased $5.8 million, or 4.7%, to $127.5 million at June 30, 2020 compared to $121.8 million at June 30, 2019. During fiscal year 2020, $77.2 million of securities were purchased (primarily shorter term corporate bonds) partially offset by $57.9 million of securities which matured and $14.5 million of MBS principal payments which were received. The overall increase in shorter-term corporate bonds provides the Company with higher yields compared to MBS and agency securities while remaining within our investment policy. At June 30, 2020, certificates of deposit in other banks increased $3.7 million, or 7.1% to $55.7 million compared to $52.0 million at June 30, 2019. The increase in certificates of deposit in other banks was due to $32.9 million in CD purchases partially offset by $29.3 million in maturities. All certificates of deposit in other banks are fully insured by the FDIC. We evaluate individual investment securities quarterly for other-than-temporary declines in market value. We do not believe that there were any other-than-temporary impairments at June 30, 2020; therefore, no impairment losses were recorded during fiscal year 2020. Other investments at cost decreased $6.4 million, or 14.2% to $38.9 million at June 30, 2020 from $45.4 million at June 30, 2019. Other investments at cost included FHLB stock, FRB stock, and SBIC investments totaling $23.3 million, $7.4 million, and $8.3 million, respectively. The overall decrease was driven by a $8.7 million, or 27.1% reduction in FHLB stock as a result of $205.0 million in borrowings paid down during fiscal year 2020.
Loans held for sale. Loans held for sale increased to $77.2 million at June 30, 2020 from $18.2 million at June 30, 2019. The $59.0 million increase was primarily from HELOCs originated for sale.

Loans.  Net loans receivable increased $57.3 million, or 2.1%, to $2.7 billion at June 30, 2020 driven by $183.3 million in net organic loan growth (which excludes one-to-four family loans transferred to held for sale, PPP loans, and purchases of home equity lines of credit) partially offset by $154.9 million of one-to-four family loans moved to held for sale and sold.
Retail consumer and commercial loans consist of the following at the dates indicated:

					Percent of total
	June 30,	June 30,	Change		June 30,	June 30,
	2020	2019	$	%	2020	2019
Retail consumer loans:
One-to-four family	$473,693	$660,591	$(186,898)	(28.3)%	17.1%	24.4%
HELOCs - originated	137,447	139,435	(1,988)	(1.4)	5.0	5.2
HELOCs - purchased	71,781	116,972	(45,191)	(38.6)	2.6	4.3
Construction and land/lots	81,859	80,602	1,257	1.6	3.0	3.0
Indirect auto finance	132,303	153,448	(21,145)	(13.8)	4.8	5.7
Consumer	10,259	11,416	(1,157)	(10.1)	0.4	0.4
Total retail consumer loans	907,342	1,162,464	(255,122)	(21.9)	32.8	43.0
Commercial loans:
Commercial real estate	1,052,906	927,261	125,645	13.6	38.0	34.3
Construction and development	215,934	210,916	5,018	2.4	7.8	7.8
Commercial and industrial	154,825	160,471	(5,646)	(3.5)	5.6	5.9
Equipment finance	229,239	132,058	97,181	73.6	8.3	4.9
Municipal leases	127,987	112,016	15,971	14.3	4.6	4.1
Paycheck Protection Program	80,697	—	80,697	100.0	2.9	—
Total commercial loans	1,861,588	1,542,722	318,866	20.7	67.2	57.0
Total loans	$2,768,930	$2,705,186	$63,744	2.4%	100.0%	100.0%
Total equipment finance loans at June 30, 2020, were $229.2 million, an increase of $97.2 million from June 30, 2019. Our Equipment Finance line of business first began operations in May 2018 and offers companies that are purchasing equipment for their business flexible and customizable repayment terms while managing related tax and accounting issues. These products are primarily made up of commercial finance agreements and commercial loans for transportation, construction, and manufacturing equipment. The loans have terms ranging from 24 to 84 months, with an average of five years and are secured by the financed equipment. Typical transaction sizes range from $25,000 to $1.0 million, with an average size of approximately $150,000.
Asset Quality. Nonperforming assets increased by $3.0 million, or 22.4% to $16.3 million, or 0.44% of total assets, at June 30, 2020 compared to $13.3 million, or 0.38% of total assets at June 30, 2019. Nonperforming assets included $15.9 million in nonaccruing loans and $337,000 in REO at June 30, 2020, compared to $10.4 million and $2.9 million, in nonaccruing loans and REO, respectively, at June 30, 2019. The increase in nonaccruing loans primarily relates to one commercial loan relationship totaling $4.4 million that was moved to nonaccrual during the second fiscal quarter. Included in nonperforming loans are $6.3 million of loans restructured from their original terms totaling $6.3 million, of which $293,000 were current at June 30, 2020, with respect to their modified payment terms. Purchased impaired loans aggregating $965,000 obtained through prior acquisitions are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations. Nonperforming loans to total loans was 0.58% at June 30, 2020 and 0.38% at June 30, 2019.
The ratio of classified assets to total assets decreased to 0.84% at June 30, 2020 from 0.89% at June 30, 2019 due to the increase in total assets during fiscal 2020. Classified assets increased slightly to $31.1 million at June 30, 2020 compared to $30.9 million at June 30, 2019. Delinquent loans (loans delinquent 30 days or more) at June 30, 2020 were $16.1 million, or 0.6% of total loans compared to $10.1 million, or 0.4% of total loans at June 30, 2019.
As of June 30, 2020, impaired loans decreased to $30.2 million from $33.0 million at June 30, 2019. Our impaired loans are comprised of loans on non-accrual status and all TDRs, whether performing or on non-accrual status under their restructured terms. Impaired loans may be evaluated for reserve purposes using either a specific impairment analysis or on a collective basis as part of homogeneous pools. For more information on these impaired loans, see Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
The allowance for loan losses was $28.1 million, or 1.01% of total loans, at June 30, 2020 compared to $21.4 million, or 0.79% of total loans, at June 30, 2019, which was primarily driven by additional allowance stemming from the Company's assessment of COVID-19 on the loan portfolio. The allowance for loan losses to total gross loans excluding PPP loans and acquired loans was 1.11% at June 30, 2020, compared to 0.85% at June 30, 2019. The Company recorded these acquired loans at fair value, which includes a credit discount, therefore, no allowance for loan losses is established for these loans at the time of acquisition. Any subsequent deterioration in credit quality will result in a provision for loan losses. The allowance for our acquired loans at June 30, 2020 was $182,000 compared to $201,000 at June 30, 2019.
There was a $8.5 million provision for loan losses for the year ended June 30, 2020, compared to $5.7 million for the corresponding period in fiscal year 2019. The increase in the current year provision included significant adjustments relating to COVID-19 as a result of changes in qualitative factors based on increased risk in loan sub-categories, which include: lodging, restaurants, shopping centers, other retail businesses, and equipment finance. The provision in the prior year primarily related to one commercial loan relationship. Net loan charge offs totaled $1.9 million for the year ended June 30, 2020, compared to $5.3 million for fiscal year 2019. Net charge-offs as a percentage of average loans were 0.07% and 0.20% for the year ended June 30, 2020 and 2019, respectively.
We believe that the allowance for loan losses as of June 30, 2020 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
See "Recent Accounting Developments" in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of the adoption of CECL.
Real estate owned.  REO decreased $2.6 million, to $337,000 at June 30, 2020 primarily due to $2.1 million in sales of REO and $536,000 in writedowns and losses on the sales of REO. The total balance of REO included $97,000 in single-family homes and $240,000 in land, construction and development projects (both residential and commercial) at June 30, 2020.
Deferred income taxes. Deferred income taxes decreased $10.2 million, or 38.4%, to $16.3 million at June 30, 2020 from $26.5 million at June 30, 2019. The decrease was primarily driven by a reclassification of the remaining AMT credit to other assets, bonus depreciation taken on our equipment finance assets, the increase in our allowance for loan losses, and from the realization of net operating losses through increases in taxable income.
Other assets. Other assets increased $21.8 million, or 93.9%, to $44.9 million at June 30, 2020 from $23.2 million at June 30, 2019. The increase was driven by the previously mentioned ROU assets on our finance and operating leases and a $11.6 million increase in operating leases from our newer equipment finance line of business.
Deposits.  Total deposits increased $458.5 million, or 19.7%, to $2.8 billion at June 30, 2020 from $2.3 billion at June 30, 2019. The increase was primarily due to deposit growth initiatives which led to a $431.5 million increase in core deposits as well as a $27.0 million increase in certificates of deposit.
Borrowings.  Borrowings, comprised of FHLB advances, decreased to $475.0 million at June 30, 2020 from $680.0 million at June 30, 2019. At June 30, 2020 all FHLB advances had maturities of seven years or more (but callable in less than two years) with a weighted average interest rate of 1.39%.
Equity.  Stockholders’ equity at June 30, 2020 decreased to $408.3 million from $408.9 million at June 30, 2019. Changes within stockholders' equity included $22.8 million in net income and $2.5 million in stock-based compensation, offset by 1,114,094 shares of common stock repurchased at an average cost of $21.98, or approximately $24.5 million in total, and $4.6 million related to cash dividends declared. The Company has not repurchased any stock since April 1, 2020. As of June 30, 2020, HomeTrust Bank and the Company were considered "well capitalized" in accordance with their regulatory capital guidelines and exceeded all regulatory capital requirements. Tangible book value per share increased $1.24, or 5.6% to $22.43 as of June 30, 2020 compared to $21.20 at June 30, 2019.

Average Balances, Interest and Average Yields/Cost
The following table sets forth the average balance sheet, interest income and expense, and average yields and costs for the years indicated. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Years Ended June 30,
	2020			2019			2018
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
Assets:
Interest-earning assets:
Loans receivable (1)	$2,748,124	$123,364	4.49%	$2,633,298	$123,076	4.67%	$2,418,946	$106,641	4.41%
Commercial paper and deposits in other banks	385,208	7,699	2.00%	326,035	8,278	2.54%	346,982	5,939	1.71%
Securities available for sale	150,249	3,687	2.45%	145,344	3,443	2.37%	172,461	3,668	2.13%
Other interest-earning assets(3)	42,119	2,694	6.40%	46,360	3,590	7.74%	37,873	2,713	7.16%
Total interest-earning assets	3,325,700	137,444	4.13%	3,151,037	138,387	4.39%	2,976,262	118,961	4.00%
Other assets	265,376			245,859			267,399
Total Assets	3,591,076			3,396,896			3,243,661
Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	457,455	1,627	0.36%	462,933	1,251	0.27%	473,880	970	0.20%
Money market accounts	767,315	6,910	0.90%	689,946	5,102	0.74%	644,331	2,442	0.38%
Savings accounts	166,588	195	0.12%	194,635	245	0.13%	224,582	295	0.13%
Certificate accounts	764,013	14,105	1.85%	596,727	9,159	1.53%	463,306	3,051	0.66%
Total interest-bearing deposits	2,155,371	22,837	1.06%	1,944,241	15,757	0.81%	1,806,099	6,758	0.37%
Borrowings	568,377	9,313	1.64%	672,186	14,626	2.18%	658,240	9,314	1.41%
Total interest-bearing liabilities	2,723,748	32,150	1.18%	2,616,427	30,383	1.16%	2,464,339	16,072	0.65%
Noninterest-bearing deposits	365,634			307,420			311,210
Other liabilities	90,247			63,229			65,489
Total liabilities	3,179,629			2,987,076			2,841,038
Stockholders' equity	411,447			409,820			402,623
Total liabilities and stockholders' equity	3,591,076			3,396,896			3,243,661
Net earning assets	$601,952			$534,610			$511,923
Average interest-earning assets to average interest-bearing liabilities	122.10%			120.43%			120.77%
Tax-equivalent:
Net interest income		$105,294			$108,004			$102,889
Interest rate spread			2.95%			3.23%			3.35%
Net interest margin(4)			3.17%			3.43%			3.46%
Non-tax-equivalent:
Net interest income		$104,104			$106,831			$101,330
Interest rate spread			2.92%			3.19%			3.29%
Net interest margin(4)			3.13%			3.39%			3.40%

(1)	The average loans receivable, net balances include loans held for sale and nonaccruing loans.

(2)
Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $1.2 million, $1.2 million, and $1.6 million for fiscal years ended June 30, 2020, 2019, and 2018, respectively, calculated based on a combined federal and state tax rate of 24%, 24%, and 30%, respectively.

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

	Years Ended June 30,			Years Ended June 30,
	2020 vs. 2019			2019 vs. 2018
	Increase/ (decrease) due to		Total increase/ (decrease)	Increase/ (decrease) due to		Total increase/ (decrease)
(Dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$5,367	$(5,079)	$288	$9,450	$6,985	$16,435
Deposits in other financial institutions	1,502	(2,081)	(579)	(359)	2,698	2,339
Investment securities	116	128	244	(577)	352	(225)
Other	(328)	(568)	(896)	608	269	877
Total interest-earning assets	6,657	(7,600)	(943)	9,122	10,304	19,426
Interest-bearing liabilities:
Interest-bearing checking accounts	$(15)	$391	$376	$(22)	$303	$281
Money market accounts	572	1,236	1,808	173	2,487	2,660
Savings accounts	(35)	(15)	(50)	(39)	(11)	(50)
Certificate accounts	2,568	2,378	4,946	879	5,229	6,108
Borrowings	(2,258)	(3,055)	(5,313)	198	5,114	5,312
Total interest-bearing liabilities	$832	$935	$1,767	$1,189	$13,122	$14,311
Net increase (decrease) in tax equivalent interest income			$(2,710)			$5,115
Comparison of Results of Operations for the Years Ended June 30, 2020 and June 30, 2019
General.  During 2020, net income totaled $22.8 million, or $1.30 per diluted share for the year ended June 30, 2020, compared to $27.1 million, or $1.46 per diluted share for fiscal year 2019. Earnings during the year ended June 30, 2020 were negatively impacted by a significant increase in the provision for loan losses based on the Company's assessment of COVID-19 on various macroeconomic factors. In addition, the decrease in interest rates over the past year has negatively affected the Company's net interest margin.
Net Interest Income.  Net interest income for 2020 was $104.1 million, compared to $106.8 million for 2019. The $2.7 million, or 2.6% decrease was due to a $960,000 decrease in interest and dividend income primarily driven by a decrease in yields and a $1.8 million increase in interest expense.
During 2020, average interest-earning assets increased $174.7 million, or 5.5% to $3.3 billion compared to $3.2 billion in the prior year. For the year ended June 30, 2020, the average balance of total loans receivable increased $114.8 million, or 4.4% compared to last year primarily due to organic loan growth. The average balance of commercial paper and deposits in other banks increased $59.2 million, or 18.1% between the years driven by increases in commercial paper investments. These increases were primarily funded by the $165.5 million, or 5.7% increase in average interest-bearing liabilities and noninterest-bearing deposits, as compared to last year. Net interest margin (on a fully taxable-equivalent basis) for the year ended June 30, 2020 decreased to 3.17% from 3.43% for the year ended June 30, 2019.
Interest Income.  Total interest and dividend income for 2020 decreased $960,000, or 0.7%, compared to 2019, which was driven by a $896,000, or 25.0% decrease in interest income on other interest-earning assets and a $579,000, or 7.0% decrease in interest income from commercial paper and interest-bearing deposits in other banks. The reduced income was a result of lower interest rates on commercial paper and other investments as well as lower interest earned on FHLB stock as borrowings were paid down during the year. The overall decreases were partially offset by a $271,000, or 0.2% increase in loan interest income and a $244,000, or 7.1% increase in interest income from securities available for sale. The additional loan interest income was driven by the increase in the average balance of loans receivable offset by a decrease in loan interest yield compared to the prior year. Average loan yields decreased by 18 basis points to 4.49% for the year ended June 30, 2020 from 4.67% last year. For the years ended June 30, 2020 and 2019, average loan yields included six and eight basis points, respectively, from the accretion of purchase discounts on acquired loans. The accretion on purchase discounts on acquired loans stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on loan pools purchased and, at least semi-annually, the Company updates loss estimates, prepayment speeds, and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loans pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter as well as year over year.
Interest Expense.  Total interest expense in 2020 increased $1.8 million, or 5.8%, compared to 2019. The increase was driven by a $7.1 million, or 44.9% increase in deposit interest expense partially offset by a $5.3 million, or 36.3% decrease in interest expense on borrowings. The additional deposit interest expense was a result of a $211.1 million, or 10.9% increase in the average balance of interest-bearing deposits along with a 25 basis point increase in the average cost of those deposits for the year ended June 30, 2020 as compared to last year. Average borrowings for the year ended June 30, 2020 decreased $103.8 million, or 15.4% along with a 54 basis point decrease in the average cost of borrowings compared to last year. The overall cost of funds increased two basis points to 1.18% for the year ended June 30, 2020 compared to 1.16% last year.
Provision for Loan Losses.  During 2020, there was an $8.5 million provision for loan losses, compared to a $5.7 million in 2019. As discussed earlier, the current year provision was driven by COVID-19 and increased charge-offs compared to prior year's provision which primarily related to one commercial relationship. See "Comparison of Financial Condition at June 30, 2020 and 2019 - Asset Quality and Allowance for Loan Losses" for additional details.
Noninterest Income.  Noninterest income in 2020 increased $7.4 million, or 32.2% to $30.3 million from $22.9 million in 2019 primarily due to a $3.7 million, or 60.0% increase in the gain on sale of loans held for sale, a $2.7 million, or 74.7% increase in other noninterest income, and a $1.1 million, or 75.4% increase in loan income and fees. The increase in the gain on sale of loans held for sale was a result of the one-to-four family loans sold during the period which resulted in a non-recurring $1.3 million gain. In addition to this non-recurring gain, $203.9 million of residential mortgage loans were sold with gains of $5.4 million for the year ended June 30, 2020, compared to $120.6 million sold with gains of $2.8 million in the prior year. During the year ended June 30, 2020, $38.1 million of SBA commercial loans were sold with recorded gains of $2.8 million compared to $47.4 million sold and gains of $3.4 million in the prior year. In addition, $71.1 million of home equity loans were sold during the year for a gain of $415,000. The increase in other noninterest income primarily related to a $2.4 million increase in operating lease income from the equipment finance line of business. The increase in loan income and fees is primarily a result of our adjustable rate conversion program and prepayment fees on equipment finance loans.
Noninterest Expense.  Noninterest expense for 2020 increased $7.0 million, or 7.8% to $97.1 million compared to $90.1 million in 2019. The increase was primarily due to a $4.4 million, or 8.4% increase in salaries and employee benefits; a $3.0 million, or 27.4% increase in other expenses, mainly driven by depreciation from our equipment finance line of business and expenses related to our core conversion; a $489,000, or 6.4% increase in computer services; a $235,000, or 7.7% increase in telephone, postage, and supplies; and a $162,000, or 12.3% increase in REO-related expenses. Partially offsetting these increases was a $608,000, or 30.0% decrease in core deposit intangible amortization; a decrease of $526,000, or 36.9% in deposit insurance premiums related to credit from the FDIC; and a $226,000, or 2.4% decrease in net occupancy expenses for the year ended June 30, 2020 compared to the last year.
Income Taxes.  Income tax expense for 2020 decreased $767,000, or 11.3% to $6.0 million from $6.8 million in 2019 as a result of lower taxable income. The effective tax rate for the years ended June 30, 2020 and 2019 was 20.9% and 20.0%, respectively. For more information on income taxes and deferred taxes, see Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Comparison of Results of Operation for the Year Ended June 30, 2019 and June 30, 2018
General.  During 2019, net income totaled $27.1 million, or $1.46 per diluted share for the year ended June 30, 2019, compared to $8.2 million, or $0.44 per diluted share for fiscal year 2018. Earnings during the year ended June 30, 2019 were negatively impacted by a $5.7 million provision for loan losses primarily related to the previously mentioned commercial lending relationship, which was fully charged off. Earnings for the year ended June 30, 2018 included a $17.9 million write-down of deferred tax assets following a deferred tax revaluation resulting from enactment of the Tax Act with no comparable charge in fiscal year 2019.
Net Interest Income.  Net interest income for 2019 was $106.8 million, a $5.5 million, or 5.4% increase from $101.3 million in 2018. The increase in net interest income for the year ended June 30, 2019 reflects a $19.8 million increase in interest and dividend income due primarily to an increase in average interest-earning assets, partially offset by a $14.3 million increase in interest expense.
During 2019, average interest-earning assets increased $174.8 million, or 5.9% to $3.1 billion compared to $3.0 billion for 2018. The $214.4 million, or 8.9% increase in average balance of total loans receivable for the year ended June 30, 2019 was primarily due to organic loan growth. The average balance of other interest-earning assets increased $8.5 million, or 22.5% between the periods primarily due to increases in FHLB stock. These increases were mainly funded by the cumulative decrease of $48.4 million, or 9.3% in average commercial paper and securities available for sale, and an increase in average interest-bearing liabilities of $152.1 million, or 6.2%. Net interest margin (on a fully taxable-equivalent basis) for the year ended June 30, 2019 decreased three basis points to 3.43% from 3.46% for last year.
Interest Income.  Total interest and dividend income for 2019 was $137.2 million, compared to $117.4 million for 2018, an increase of $19.8 million, or 16.9%. The increase was primarily driven by a $16.8 million, or 16.0% increase in loan interest income and a $2.3 million, or 39.4% increase in interest income from commercial paper and deposits in other banks, partially offset by a $225,000, or 6.1% decrease in interest income from securities available for sale. The additional loan interest income was primarily due to the increase in the average balance of loans receivable, which was partially offset by a $1.1 million decrease in the accretion of purchase discounts on acquired loans to $2.1 million for the year ended June 30, 2019 from $3.2 million for fiscal year 2018. Average loan yields increased 26 basis points to 4.67% for the year ended June 30, 2019 from 4.41% last year. For the year ended June 30, 2019 and 2018, average loan yields included eight and 14 basis points, respectively, from the accretion of purchase discounts on acquired loans.

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
Noninterest Income.  Noninterest income was $22.9 million for 2019 compared to $19.0 million for 2018. The $3.9 million, or 20.9% increase was primarily due to a $1.9 million, or 45.4% increase in gain on sale of loans primarily due to originations and sales of SBA commercial loans; a $1.1 million, or 47.1% increase in other noninterest income primarily related to operating lease income; an $809,000, or 9.2% increase in service charges on deposit accounts as a result of an increase in deposit accounts and related fees; and a $246,000, or 20.9% increase in loan income and fees. There was also no gain from the sale of premises and equipment for the year ended June 30, 2019 as compared to $164,000 last year.
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
The committee generally meets on a quarterly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis and income simulations. The committee recommends strategy changes based on this review. The committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors at least quarterly.
Among the techniques we have used at various times to manage interest rate risk are: (i) increasing our portfolio of hybrid and adjustable-rate one-to-four family residential loans and commercial loans; (ii) maintaining a strong capital position, which provides for a favorable level of interest-earning assets relative to interest-bearing liabilities; and (iii) emphasizing less interest rate sensitive and lower-costing “core deposits.” We also maintain a portfolio of short-term or adjustable-rate assets and use fixed-rate FHLB advances and brokered deposits to extend the term to repricing of our liabilities.

We consider the relatively short duration of our deposits in our overall asset/liability management process. As short-term rates increase, we have assets and liabilities that increase with the market. This is reflected in the change in our PVE when rates increase (see the table below). PVE is defined as the net present value of our existing assets and liabilities. In addition, we have historically demonstrated an ability to maintain retail deposits through various interest rate cycles. If local retail deposit rates increase dramatically, we also have access to wholesale funding through our lines of credit with the FHLB and FRB, as well as through the brokered deposit market to replace retail deposits, as needed.
Depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the committee may in the future determine to increase our interest rate risk position somewhat in order to maintain or increase our net interest margin. In particular, during certain periods of stable or declining interest rate, we believe that the increased net interest income resulting from a mismatch in the maturity of our assets and liabilities portfolios may provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates. As a result of this philosophy, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines due to differences between long- and short-term interest rates.
The committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and our PVE. The committee also evaluates these impacts against the potential changes in net interest income and market value of our portfolio equity that are monitored by the board of directors of HomeTrust Bank generally on a quarterly basis.
Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates. The table presented here, as of June 30, 2020, is forward-looking information about our sensitivity to changes in interest rates. The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up and down 400 basis points. Given the current targeted federal funds rate is 0.00% to 0.25% making an immediate change of -200, -300 and -400 basis points improbable, a PVE calculation for a decrease of greater than 100 basis points has not been prepared. An increase in rates would increase our PVE because the repricing of nonmaturing deposits tend to lag behind the increase in market rates. This positive impact is partially offset by the negative effect from our loans with interest rate floors which will not adjust until such time as a  loan’s current interest rate adjusts to an increase in market rates which exceeds the interest rate floor. Conversely, in a falling interest rate environment these interest rate floors will assist in maintaining our net interest income. As of June 30, 2020, our loans with interest rate floors totaled approximately $586.8 million or 21.2% of our total loan portfolio and had a weighted average floor rate of 4.02%, $446.5 million of these loans were at their floor rate, of which $404.6 million, or 90.6%, had yields that would begin floating again once prime rates increase at least 200 basis points.

June 30, 2020
Change in Interest Rates in	Present Value Equity			PVE
Basis Points	Amount	$ Change	% Change	Ratio
(Dollars in Thousands)
+ 400	$638,703	$152,383	31%	18%
+ 300	617,786	131,466	27	18
+ 200	588,487	102,167	21	16
+ 100	549,435	63,115	13	15
Base	486,320	—	—	13
- 100	362,682	(123,638)	(25)	10
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2020, HomeTrust Bank had an additional borrowing capacity of $186.2 million with the FHLB of Atlanta, a $109.2 million line of credit with the FRB, and three lines of credit with three unaffiliated banks totaling $100.0 million. At June 30, 2020, we had $475.0 million in FHLB advances outstanding. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At June 30, 2020, brokered deposits totaled $143.2 million or 5.1% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Company on a stand-alone level is a separate legal entity from HomeTrust Bank and must provide for its own liquidity and pay its own operating expenses. The Company’s primary source of funds consists of dividends or capital distributions from HomeTrust Bank, although there are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. At June 30, 2020, the Company (on an unconsolidated basis) had liquid assets of $3.9 million.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2020, the total approved loan commitments and unused lines of credit outstanding amounted to $199.4 million and $398.8 million, respectively, as compared to $274.9 million and $353.7 million, respectively, as of June 30, 2019. Certificates of deposit scheduled to mature in one year or less at June 30, 2020, totaled $598.8 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During fiscal 2020, cash and cash equivalents increased $50.6 million, or 71.2%, from $71.0 million as of June 30, 2019 to $121.6 million as of June 30, 2020. Cash provided by financing activities of $217.6 million was partially offset by cash used in investing activities of $124.9 million and operating activities of $42.1 million. Primary sources of cash for the year ended June 30, 2020 included a $458.5 million increase in deposits, $154.9 million in loans not initially originated for sale were sold, $57.9 million in maturing securities available for sale, $14.5 million in principal repayments from MBSs, and $6.4 million in net redemptions of other investments. Primary uses of cash during the year included a $205.0 million decrease in borrowings, an increase in loans of $205.7 million, a net increase in commercial paper of $57.5 million, $77.2 million in purchases of debt securities available for sale, $3.7 million in purchases of certificates of deposit in other banks, net of maturities, $14.0 million in purchases of operating lease equipment, $4.6 million in cash dividends, and $24.5 million in common stock repurchases. All sources and uses of cash reflect our cash management strategy to increase our higher yielding investments and loans by increasing lower costing borrowings and reducing our holdings of lower yielding investments.
During fiscal 2019, cash and cash equivalents increased $297,000, or 0.4%, from $70.7 million as of June 30, 2018 to $71.0 million as of June 30, 2019. Cash provided by operating activities of $7.6 million and financing activities of $143.2 million was partially offset by cash used in investing activities of $150.5 million. Primary sources of cash for the year ended June 30, 2019 included proceeds from maturities of investment securities of $38.4 million, maturities of certificates of deposit in other banks, net of purchases, of $14.9 million, principal repayments of MBS of $31.6 million, a $45.0 million increase in borrowings, and a $131.0 million increase in net deposits. Primary uses of cash during the period included an increase in portfolio loans of $173.8 million, a $34.7 million increase in the purchase of investment securities, a $16.6 million increase in operating lease equipment and other assets, $30.6 million in common stock repurchases, the purchase of commercial paper, net of maturities, of $5.8 million, and $3.2 million in cash dividends paid on common stock.
Contractual Obligations
The following table presents the Company's significant contractual obligations at June 30, 2020 (in thousands):

	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total
Borrowings	$—	$—	$—	$475,000	$475,000
Capital lease	134	268	291	1,848	2,541
Operating leases	1,242	2,178	880	676	4,976
Total contractual obligations	$1,376	$2,446	$1,171	$477,524	$482,517

Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended June 30, 2020, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at June 30, 2020, is as follows (in thousands):

Undisbursed portion of construction loans	$141,557
Commitments to make loans	57,798
Unused lines of credit	398,781
Unused letters of credit	7,766
Total loan commitments	$605,902
Capital Resources
At June 30, 2020, stockholders' equity totaled $408.3 million. Management monitors the capital levels of the Company to provide for current and future business opportunities and to ensure HomeTrust Bank meets regulatory guidelines for “well-capitalized” institutions.
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
HomeTrust Bancshares, Inc. and the Bank are required to maintain specified levels of regulatory capital under federal banking regulations. The capital adequacy requirements are quantitative measures established by regulation that require HomeTrust Bancshares, Inc. and the Bank to maintain minimum amounts and ratios of capital. HomeTrust Bancshares, Inc.’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements. At June 30, 2020, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements.
Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. As of June 30, 2020, the Bank was considered "well capitalized" in accordance with its regulatory capital guidelines and exceeded all regulatory capital requirements with Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios of 10.91%, 10.91%, 11.77%, and 9.94%, respectively. As of June 30, 2019, Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios were 11.59%, 11.59%, 12.30%, and 10.34%, respectively.
As of June 30, 2020, HomeTrust Bancshares, Inc. exceeded all regulatory capital requirements with Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios of 11.26%, 11.26%, 12.12%, and 10.26%, respectively. As of June 30, 2019, Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios were 12.20%, 12.20%, 12.91%, and 10.89%, respectively.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of HomeTrust Bancshares, Inc. and Subsidiary (the "Company") as of June 30, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the result of their operations and their cash flows for each of the three years in the period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2020 expressed an unqualified opinion thereon.

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
September 11, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
HomeTrust Bancshares, Inc. and Subsidiary

Opinion on Internal Control Over Financial Reporting
We have audited HomeTrust Bancshares, Inc. and Subsidiary (the “Company”)’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, HomeTrust Bancshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of HomeTrust Bancshares, Inc. and Subsidiary as of June 30, 2020 and 2019, and for each of the years in the three years ended June 30, 2020, and our report dated September 11, 2020, expressed an unqualified opinion on those consolidated financial statements.

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
September 11, 2020

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30,
	2020	2019
Assets
Cash	$31,908	$40,909
Interest-bearing deposits	89,714	30,134
Cash and cash equivalents	121,622	71,043
Commercial paper	304,967	241,446
Certificates of deposit in other banks	55,689	52,005
Securities available for sale, at fair value	127,537	121,786
Other investments, at cost	38,946	45,378
Loans held for sale	77,177	18,175
Total loans, net of deferred loan costs	2,769,119	2,705,190
Allowance for loan losses	(28,072)	(21,429)
Net loans	2,741,047	2,683,761
Premises and equipment, net	58,462	61,051
Accrued interest receivable	12,312	10,533
Real estate owned (REO)	337	2,929
Deferred income taxes	16,334	26,523
Bank owned life insurance (BOLI)	92,187	90,254
Goodwill	25,638	25,638
Core deposit intangibles	1,078	2,499
Other assets	49,519	23,157
Total Assets	$3,722,852	$3,476,178
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$2,785,756	$2,327,257
Borrowings	475,000	680,000
Other liabilities	53,833	60,025
Total liabilities	3,314,589	3,067,282
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,021,357 shares issued and outstanding at June 30, 2020; 17,984,105 at June 30, 2019	170	180
Additional paid in capital	169,648	190,315
Retained earnings	242,776	224,545
Unearned Employee Stock Ownership Plan (ESOP) shares	(6,348)	(6,877)
Accumulated other comprehensive income	2,017	733
Total stockholders’ equity	408,263	408,896
Total Liabilities and Stockholders’ Equity	$3,722,852	$3,476,178
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	June 30,
	2020	2019	2018
Interest and Dividend Income
Loans	$122,174	$121,903	$105,082
Commercial paper and interest-bearing deposits	7,699	8,278	5,939
Securities available for sale	3,687	3,443	3,668
Other investments	2,694	3,590	2,713
Total interest and dividend income	136,254	137,214	117,402
Interest Expense
Deposits	22,837	15,757	6,758
Borrowings	9,313	14,626	9,314
Total interest expense	32,150	30,383	16,072
Net Interest Income	104,104	106,831	101,330
Provision for Loan Losses	8,500	5,700	—
Net Interest Income after Provision for Loan Losses	95,604	101,131	101,330
Noninterest Income
Service charges and fees on deposit accounts	9,382	9,611	8,802
Loan income and fees	2,494	1,422	1,176
Gain on sale of loans held for sale	9,946	6,218	4,276
BOLI income	2,246	2,103	2,117
Gain from sale of premises and equipment	—	—	164
Other, net	6,264	3,586	2,437
Total noninterest income	30,332	22,940	18,972
Noninterest Expense
Salaries and employee benefits	56,709	52,291	48,170
Net occupancy expense	9,228	9,454	9,689
Computer services	8,153	7,664	6,440
Telephone, postage, and supplies	3,275	3,040	2,958
Marketing and advertising	1,872	1,853	1,478
Deposit insurance premiums	900	1,426	1,619
Loss on sale and impairment of REO	536	439	127
REO expense	939	874	1,065
Core deposit intangible amortization	1,421	2,029	2,645
Other	14,096	11,064	11,140
Total noninterest expense	97,129	90,134	85,331
Income Before Income Taxes	28,807	33,937	34,971
Income Tax Expense	6,024	6,791	26,736
Net Income	$22,783	$27,146	$8,235
Per Share Data:
Net income per common share:
Basic	$1.34	$1.52	$0.45
Diluted	$1.30	$1.46	$0.44
Average shares outstanding:
Basic	16,729,056	17,692,493	18,028,854
Diluted	17,292,239	18,393,184	18,726,431
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	June 30,
	2020	2019	2018
Net Income	$22,783	$27,146	$8,235
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	$1,667	$3,027	$(2,489)
Deferred income tax benefit (expense)	(383)	(696)	618
Total other comprehensive income (loss)	$1,284	$2,331	$(1,871)
Comprehensive Income	$24,067	$29,477	$6,364
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2017	18,967,875	$190	$213,459	$191,660	$(7,935)	$273	$397,647
Net income	—	—	—	8,235	—	—	8,235
Cumulative-effect adjustment on the change in accounting for share-based payments	—	—	—	680	—	—	680
Granted restricted stock	55,200	—	—	—	—	—	—
Forfeited restricted stock	(6,600)	—	—	—	—	—	—
Retired stock	(19,007)	—	(494)	—	—	—	(494)
Exercised stock options	44,200	1	650	—	—	—	651
Stock option expense	—	—	1,758	—	—	—	1,758
Restricted stock expense	—	—	1,269	—	—	—	1,269
ESOP shares allocated	—	—	838	—	529	—	1,367
Other comprehensive loss	—	—	—	—	—	(1,871)	(1,871)
Balance at June 30, 2018	19,041,668	$191	$217,480	$200,575	$(7,406)	$(1,598)	$409,242
Net income	—	—	—	27,146	—	—	27,146
Cash dividends declared on common stock, $0.18/common share	—	—	—	(3,176)	—	—	(3,176)
Stock repurchased	(1,149,785)	(11)	(30,627)	—	—	—	(30,638)
Granted restricted stock	23,625	—	—	—	—	—	—
Forfeited restricted stock	(4,300)	—	—	—	—	—	—
Retired stock	(7,414)		(205)				(205)
Exercised stock options	80,311	—	1,173	—	—	—	1,173
Stock option expense	—	—	736	—	—	—	736
Restricted stock expense	—	—	865	—	—	—	865
ESOP shares allocated	—	—	893	—	529	—	1,422
Other comprehensive income	—	—	—	—	—	2,331	2,331
Balance at June 30, 2019	17,984,105	$180	$190,315	$224,545	$(6,877)	$733	$408,896
Net income	—	—	—	22,783	—	—	22,783
Cash dividends declared on common stock, $0.27/common share	—	—	—	(4,552)	—	—	(4,552)
Stock repurchased	(1,114,094)	(12)	(24,472)	—	—	—	(24,484)
Granted restricted stock	56,306	—	—	—	—	—	—
Forfeited restricted stock	(3,400)	—	—	—	—	—	—
Retired stock	(8,474)	—	(222)	—	—	—	(222)
Exercised stock options	106,914	2	1,539	—	—	—	1,541
Stock option expense	—	—	717	—	—	—	717
Restricted stock expense	—	—	1,105	—	—	—	1,105
ESOP shares allocated	—	—	666	—	529	—	1,195
Other comprehensive income	—	—	—	—	—	1,284	1,284
Balance at June 30, 2020	17,021,357	$170	$169,648	$242,776	$(6,348)	$2,017	$408,263
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	June 30,
	2020	2019	2018
Operating Activities:
Net income	$22,783	$27,146	$8,235
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	8,500	5,700	—
Depreciation	5,856	4,243	3,810
Deferred income tax expense	5,196	5,346	26,121
Net amortization and accretion	(5,352)	(6,828)	(5,950)
Gain on sale of premises and equipment	—	—	(164)
Loss on sale and impairment of REO	536	439	127
BOLI income	(2,246)	(2,103)	(2,117)
Gain on sale of loans held for sale	(9,946)	(6,218)	(4,276)
Origination of loans held for sale	(377,741)	(190,870)	(143,755)
Proceeds from sales of loans held for sale	313,967	174,973	143,350
Increase (decrease) in deferred loan fees, net	(187)	(768)	181
Increase in accrued interest receivable and other assets	(4,584)	(4,835)	(1,246)
Core deposit intangible amortization	1,421	2,029	2,645
ESOP compensation expense	1,195	1,422	1,367
Restricted stock and stock option expense	1,822	1,601	3,027
Increase in other liabilities	(3,280)	(3,649)	(36)
Net cash provided by (used in) operating activities	(42,060)	7,628	31,319
Investing Activities:
Purchase of securities available for sale	(77,228)	(34,675)	—
Proceeds from maturities of securities available for sale	57,894	38,430	20,675
Purchase of commercial paper, net	(57,535)	(5,824)	(75,202)
Purchase of certificates of deposit in other banks	(32,949)	(18,154)	(17,201)
Maturities of certificates of deposit in other banks	29,265	33,086	82,538
Principal repayments of mortgage-backed securities	14,512	31,627	20,471
Net redemptions (purchases) of other investments	6,432	(3,447)	2,141
Proceeds from sale of loans not originated for sale	154,870	—	—
Net increase in loans	(205,693)	(173,754)	(168,602)
Purchase of BOLI	(164)	(137)	(76)
Proceeds from redemption of BOLI	477	14	146
Purchase of equipment for operating leases and other assets	(13,993)	(16,578)	—
Purchase of premises and equipment	(2,925)	(2,124)	(3,458)
Proceeds from sale of premises and equipment	—	—	923
Capital improvements to REO	—	—	(30)
Proceeds from sale of REO	2,102	1,047	3,883
Acquisition of United Financial of North Carolina, Inc.	—	—	(225)
Net cash used in investing activities	(124,935)	(150,489)	(134,017)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	June 30,
	2020	2019	2018
Financing Activities:
Net increase in deposits	450,291	131,004	147,802
Net increase (decrease) in borrowings	(205,000)	45,000	(61,500)
Common stock repurchased	(24,484)	(30,638)	—
Cash dividends paid	(4,552)	(3,176)	—
Retired stock	(222)	(205)	(494)
Exercised stock options	1,541	1,173	651
Net cash provided by financing activities	217,574	143,158	86,459
Net Increase (Decrease) in Cash and Cash Equivalents	50,579	297	(16,239)
Cash and Cash Equivalents at Beginning of Period	71,043	70,746	86,985
Cash and Cash Equivalents at End of Period	$121,622	$71,043	$70,746

	June 30,
	2020	2019	2018
Supplemental Disclosures:
Cash paid during the period for:
Interest	$33,315	$28,997	$15,716
Income taxes	1,686	1,549	887
Noncash transactions:
Unrealized gain (loss) in value of securities available for sale, net of income taxes	1,284	2,331	(1,871)
Transfers of loans to REO	46	731	1,346
Transfers from loans held for sale to total loans held for investment	98,288	—	—
Transfers of loans to held for sale from loans held for investment	240,453	5,794	—
New ROU asset and lease liabilities from adoption of new lease accounting standard	5,296	—	—
Transfer of land from property & equipment to other assets for new finance lease accounting	2,052	—	—
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
• PPP - The CARES Act established the PPP, an expansion of the SBA's 7(a) loan program and the Economic Injury Disaster Loan Program, administered directly by the SBA.
Also in response to the COVID-19 pandemic, the Federal Reserve, the FDIC, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau, in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:
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
See Note 5 Loans for more information on COVID-19 specific loans that have been modified or in deferral.
If the negative impact of COVID-19 is sustained into future quarters and years, the Company will be adversely affected. As such, we will maintain our heightened sense of awareness during our review of triggering events that could lead to goodwill impairment.
Accounting Principles
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States (“US GAAP”).
Principles of Consolidation and Subsidiary Activities
The accompanying consolidated financial statements include the accounts of HomeTrust, the Bank, and its wholly-owned subsidiary, WNCSC at or for the years ended June 30, 2020, 2019, and 2018. WNCSC owns office buildings in Asheville, North Carolina that are leased to the Bank. All intercompany items have been eliminated.
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
Commercial Paper
Commercial paper includes highly liquid short-term debt of investment graded corporations with maturities less than 270 days. These instruments are typically purchased at a discount based on prevailing interest rates and do not exceed $15,000 per issuer.
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
Originated home equity lines of credit often secured by second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render the Company’s second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lien holders that may further weaken collateral positions. Further, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination. From time to time, the Company purchases certain HELOCs from a third party. The credit risk characteristics are different for these loans since they were not originated by the Company and the collateral is located outside the Company’s market area, primarily in several western states. The Company established an allowance for loan losses based on the historical losses of the portfolio. The Company monitors the performance of these loans and adjusts the allowance for loan losses as necessary.
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
PPP loans are an expansion of the SBA's 7(a) loan program and the Economic Injury Disaster Loan Program, administered directly by the SBA and as a result of the CARES Act passed by Congress in response to the COVID-19 pandemic. The PPP loans are low interest notes to small business customers to cover payroll expenses and to a lesser extent other various expense ranging from interest on mortgage obligations, rent, utilities, and interest on outstanding debt. The loans are intended to be forgivable if the borrower maintains employees and complies with the CARES Act.
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
The Company originates loans guaranteed by the SBA for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. SBA loans are classified as held for sale and are carried at the lower of cost or fair value. The guaranteed portion of the loan is sold and the servicing rights are retained. At the time of the sale, an asset is recorded for the value of the servicing rights and is amortized over the remaining life of the loan on the effective interest method. The servicing asset is included in other assets and the corresponding servicing fees are recorded in noninterest income. A gain is recorded for any premium received in excess of the carrying value of the net assets transferred in the sale and is also included in noninterest income. The portion of SBA loans that are retained are adjusted to fair value and reclassified total loans, net of deferred costs (loans held for investment). The net value of the retained loans is included in the appropriate loan classification for disclosure purposes.
Beginning in fiscal year 2019, the Company began originating HELOCs through a third party. These loans are originated in various states outside the Company's geographic footprint, but are underwritten to the Company's underwriting guidelines. The loans are held for sale by the Company over a 90 to 180 day period and are serviced by the third party. The loans are marketed by the third party to investors in pools and once sold the Company recognizes a gain or loss on the sale.
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
Future material adjustments to the allowance for loan losses may be necessary due to changing economic conditions or declining collateral values. In addition, bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to make adjustments to the allowance for loan losses based upon judgments that differ significantly from those of management. See "Recent Accounting Pronouncements" for details on the adoption of CECL.
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
Other Investments, At Cost
As a requirement for membership, the Bank invests in stock of the FHLB of Atlanta and the FRB. These investments are carried at cost due to the redemption provisions of these entities and the restricted nature of the securities. SBICs are considered equity securities without a readily determinable fair value. Prior to the adoption of ASU 2016-01 in the first quarter of fiscal 2019, SBICs were maintained in other assets. Beginning July 1, 2018, the SBIC investments are accounted for at cost less impairment, plus or minus changes resulting from observable price changes. Management reviews the investments for impairment based on the ultimate recoverability of their cost basis.
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
Under the quantitative impairment test, the evaluation involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value an impairment charge is recognized for the difference, but limited by the amount of goodwill allocated to the reporting unit. The Company uses a combination of the market and income approaches to estimate the fair value of its reporting unit when the quantitative impairment approach is chosen or required. All inputs are evaluated by management at the evaluation date of April 1st and reviewed again each reporting period for triggering events to ensure no significant changes occurred that could indicate impairment. Subsequent reversal of goodwill impairment losses is not permitted.

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
The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of June 30, 2020 and 2019, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2016.
Employee Benefit Plans
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
See Note 14 for additional information.
Equity Incentive Plan
The Company issues restricted stock, restricted stock units, and stock options under the HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”) to key officers and outside directors. In accordance with the requirements of the FASB ASC 718, Compensation – Stock Compensation, the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period. The Company accounts for forfeitures as they occur.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Net Income Per Share
Per the provisions of ASC 260, Earnings Per Share, basic EPS are computed by dividing net income by the weighted-average number of common shares outstanding for the year, less the average number of nonvested restricted stock awards. Diluted EPS reflect the potential dilution from the issuance of additional shares of common stock caused by the exercise of stock options and restricted stock awards. In addition, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. ESOP shares are considered outstanding for basic and diluted EPS when the shares are committed to be released.
Net income is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings, or absorb losses. See Note 16 for further discussion on the Company’s EPS.
Adoption of Lease Accounting Standard
On July 1, 2019, the Company adopted ASU 2016-02, Leases (“Topic 842”), and subsequent related ASUs. The new leasing standard modifies the accounting, presentation, and disclosures for both lessees and lessors. The Company elected the modified retrospective transition option which allows for application of the Topic 842 guidance at the adoption date. Therefore, comparative prior period financial information was not adjusted and will continue to be reported under the previous accounting guidance of ASC 840, Leases (ASC 840). No cumulative-effect adjustment to retained earnings as of July 1, 2019 was necessary as a result of adopting the new standard. The Company elected the “package of practical expedients” permitted under the transition guidance which allows the Company not to reassess its prior conclusions regarding lease identification, classification of existing leases, and treatment of initial direct costs on existing leases. Any lease arrangements and significant modifications entered into subsequent to the adoption date are accounted for in accordance with the new standard.
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
For operating leases, the Company recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months as of July 1, 2019. The ROU assets were adjusted per Topic 842 transition guidance for existing lease-related balances of accrued and prepaid rent, and unamortized lease incentives provided by lessors. As a result, the Company recognized ROU assets of approximately $5,300 in other assets and corresponding lease liabilities of approximately $5,300 in other liabilities as of July 1, 2019. The July 1, 2019 incremental borrowing rates determined on a collateralized basis for the remaining lease terms were utilized when determining the present value of lease payments at the date of initial adoption.
For our finance lease, the Company leases land for one of its retail locations. Upon adoption of Topic 842, the Company reclassed $2,100 from land to ROU assets in other assets. In addition, the corresponding liability of $1,900, which was disclosed separately on the balance sheet was reclassified to other liabilities.
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
Lessor Topic 842 Accounting
Prior to the adoption of Topic 842, we determined the lease classification at commencement date. Leases not classified as sales-type or direct financing leases are classified as operating leases. The primary accounting criteria we use for  lease classification are (i) review to determine if the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (ii) review to determine if the lease grants the lessee a purchase option that the lessee is reasonably certain to exercise, (iii) determine if the lease term is for a major part of the remaining economic life of the underlying asset and (iv) determine if the present value of the sum of the lease payments and any residual value guarantees

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

equals or exceeds substantially all of the fair value of the underlying asset. We do not lease equipment of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.
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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for all entities beginning after December 15, 2018, including

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

interim periods within those fiscal years. The Company has not early adopted. The Company has selected a third-party vendor to provide ongoing support under the new methodology to apply vendor credit models to its portfolios. The Company has evaluated the impact of the current expected credit loss methodology to identify the necessary modifications in accordance with this standard which will require a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current incurred loss methodology. Management does not expect the standard to have a material impact on its commercial paper and investment securities portfolios at adoption. Management has determined that peer loss experience provides the best basis for its assessment of expected credit losses to determine its allowance and has run parallel model results in preparation for adopting the new standard on July 1, 2020. Management continues to finalize documentation on the methodologies utilized as well as the controls, processes, policies, and disclosures. The Company will recognize a cumulative-effect adjustment to the opening retained earnings as of the adoption date. Management currently estimates the allowance for credit losses will be in a range of $42,000 to $48,000, increasing the allowance by approximately $14,000 to $20,000. Management also currently estimates a liability for unfunded commitments in a range of $1,500 to $3,000. The estimated decline in equity, net of tax, will range from $12,000 to $18,000. The actual impact will depend on a number of internal and external factors including: outstanding balances, characteristics of our loan and securities portfolios, macroeconomic conditions, forecast information, and management's judgment. Additionally, adoption of the new ASU could result in higher volatility in our quarterly credit loss provision than the current reserve process and could adversely impact the Company's ongoing earnings.
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
2. Debt Securities
Securities available for sale consist of the following at the dates indicated:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$3,957	$216	$—	$4,173
Residential MBS of U.S. government agencies and GSEs	46,629	1,776	(50)	48,355
Municipal bonds	16,090	541	—	16,631
Corporate bonds	58,242	270	(134)	58,378
Total	$124,918	$2,803	$(184)	$127,537

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$15,099	$122	$(11)	$15,210
Residential MBS of U.S. government agencies and GSEs	74,778	586	(184)	75,180
Municipal bonds	24,896	423	(7)	25,312
Corporate bonds	6,061	43	(20)	6,084
Equity securities	—	—		$—
Total	$120,834	$1,174	$(222)	$121,786
Debt securities available for sale by contractual maturity at the dates indicated are shown below. Mortgage-backed securities are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	June 30, 2020
	Amortized Cost	Estimated Fair Value
Due within one year	$29,190	$29,247
Due after one year through five years	44,881	45,516
Due after five years through ten years	2,434	2,630
Due after ten years	1,784	1,789
Mortgage-backed securities	46,629	48,355
Total	$124,918	$127,537

	June 30, 2019
	Amortized Cost	Estimated Fair Value
Due within one year	$5,350	$5,359
Due after one year through five years	30,526	30,784
Due after five years through ten years	5,538	5,798
Due after ten years	4,642	4,665
Mortgage-backed securities	74,778	75,180
Total	$120,834	$121,786
The Company had no sales of securities available for sale during the years ended June 30, 2020, 2019, and 2018. There were no gross realized gains or losses for the years ended June 30, 2020, 2019, and 2018.
Securities available for sale with amortized costs totaling $82,888 and $94,337 and market values of $84,456 and $94,876 at June 30, 2020 and June 30, 2019, respectively, were pledged as collateral to secure various public deposits and borrowings.
The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2020 and June 30, 2019 were as follows:

	June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential MBS of U.S. government agencies and GSEs	$227	$(10)	$2,435	$(40)	$2,662	$(50)
Corporate bonds	11,779	(134)	—	—	11,779	(134)
Total	$12,006	$(144)	$2,435	$(40)	$14,441	$(184)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$6,988	$(11)	$6,988	$(11)
Residential MBS of U.S. government agencies and GSEs	1,144	(3)	24,242	(181)	25,386	(184)
Municipal bonds	—	—	4,895	(7)	4,895	(7)
Corporate bonds	$393	$(5)	$3,630	$(15)	$4,023	$(20)
Total	$1,537	$(8)	$39,755	$(214)	$41,292	$(222)
The total number of securities with unrealized losses at June 30, 2020, and June 30, 2019 were 24 and 100, respectively. Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold the securities for the foreseeable future, and has determined that it is not more likely than not that the Company will be required to sell the securities prior to a recovery in value. The increase in fair value was largely due to decreases in market interest rates. The Company had no other than temporary impairment losses during the years ended June 2020, 2019 or 2018.

3.	Other Investments
Other investments, at cost consist of the following at the dates indicated:

	June 30, 2020	June 30, 2019
FHLB of Atlanta stock	$23,309	$31,969
FRB stock	7,368	7,335
SBIC investments	8,269	6,074
Total	$38,946	$45,378
As a requirement for membership, the Bank invests in the stock of both the FHLB of Atlanta and the FRB. No ready market exists for these securities so carrying value approximates their fair value based on the redemption provisions of the FHLB of Atlanta and the FRB, respectively. SBIC investments are equity securities without a readily determinable fair value.

4.	Loans Held For Sale
Loans held for sale as of the dates indicated consist of the following:

	June 30, 2020	June 30, 2019
One-to-four family	$28,152	$8,196
SBA	1,240	3,746
HELOCs	47,785	6,233
Total	$77,177	$18,175

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

5. Loans
Loans consist of the following at the dates indicated:

	June 30, 2020	June 30, 2019
Retail consumer loans:
One-to-four family	$473,693	$660,591
HELOCs - originated	137,447	139,435
HELOCs - purchased	71,781	116,972
Construction and land/lots	81,859	80,602
Indirect auto finance	132,303	153,448
Consumer	10,259	11,416
Total retail consumer loans	907,342	1,162,464
Commercial loans:
Commercial real estate	1,052,906	927,261
Construction and development	215,934	210,916
Commercial and industrial	154,825	160,471
Equipment finance	229,239	132,058
Municipal leases	127,987	112,016
Paycheck Protection Program	80,697	—
Total commercial loans	1,861,588	1,542,722
Total loans	2,768,930	2,705,186
Deferred loan costs, net	189	4
Total loans, net of deferred loan costs	2,769,119	2,705,190
Allowance for loan and lease losses	(28,072)	(21,429)
Net loans	$2,741,047	$2,683,761
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, and FHLB Stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers and directors and their associates during the ordinary course of business. The aggregate amount of loans to related parties totaled approximately $1,498 and $1,800 at June 30, 2020 and 2019, respectively. In relation to these loans are unfunded commitments that totaled approximately $54 and $118 at June 30, 2020 and 2019, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s total non-purchased and purchased performing loans by segment, class, and risk grade at the dates indicated follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2020
Retail consumer loans:
One-to-four family	$458,248	$1,724	$9,042	$206	$—	$469,220
HELOCs - originated	134,697	902	1,848	—	—	137,447
HELOCs - purchased	71,119	—	662	—	—	71,781
Construction and land/lots	81,112	—	402	—	—	81,514
Indirect auto finance	130,975	—	1,328		—	132,303
Consumer	9,894	4	361	—	—	10,259
Commercial loans:
Commercial real estate	1,028,709	7,580	10,779	—	16	1,047,084
Construction and development	212,370	2,723	250	1	—	215,344
Commercial and industrial	130,202	20,439	2,622	—	—	153,263
Equipment finance	228,288	150	801	—	—	229,239
Municipal leases	127,706	281	—	—	—	127,987
Paycheck Protection Program	80,697	—	—	—	—	80,697
Total loans	$2,694,017	$33,803	$28,095	$207	$16	$2,756,138

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2019
Retail consumer loans:
One-to-four family	$644,159	$2,089	$8,072	$384	$19	$654,723
HELOCs - originated	137,001	766	1,434	—	9	139,210
HELOCs - purchased	116,306	—	666	—	—	116,972
Construction and land/lots	79,995	71	164	—	—	80,230
Indirect auto finance	152,393	13	1,042		—	153,448
Consumer	11,375	1	33	3	4	11,416
Commercial loans:
Commercial real estate	901,214	8,066	10,306	—	—	919,586
Construction and development	207,827	790	1,357	1	—	209,975
Commercial and industrial	157,325	877	600	—	—	158,802
Equipment finance	131,674	—	384	—	—	132,058
Municipal leases	111,721	295	—	—	—	112,016
Total loans	$2,650,990	$12,968	$24,058	$388	$32	$2,688,436
The Company’s total PCI loans by segment, class, and risk grade at the dates indicated follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2020
Retail consumer loans:
One-to-four family	$2,994	$465	$1,014	$—	$—	$4,473
Construction and land/lots	108	—	237	—	—	345
Commercial loans:
Commercial real estate	3,181	1,742	899	—	—	5,822
Construction and development	271	—	319	—	—	590
Commercial and industrial	1,556	—	3	—	3	1,562
Total loans	$8,110	$2,207	$2,472	$—	$3	$12,792

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2019
Retail consumer loans:
One-to-four family	$4,124	$248	$1,496	$—	$—	$5,868
HELOCs - originated	225	—	—	—	—	225
Construction and land/lots	142	—	230	—	—	372
Commercial loans:
Commercial real estate	4,503	1,903	1,300	—	—	7,706
Construction and development	453	—	488	—	—	941
Commercial and industrial	1,666	—	—	—	3	1,669
Total loans	$11,113	$2,151	$3,514	$—	$3	$16,781
The Company’s total loans by segment, class, and delinquency status at the dates indicated follows:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2020
Retail consumer loans:
One-to-four family	$1,679	$3,147	$4,826	$468,867	$473,693
HELOCs - originated	442	310	752	136,695	137,447
HELOCs - purchased	214	47	261	71,520	71,781
Construction and land/lots	—	252	252	81,607	81,859
Indirect auto finance	756	285	1,041	131,262	132,303
Consumer	30	25	55	10,204	10,259
Commercial loans:
Commercial real estate	4,528	2,892	7,420	1,045,486	1,052,906
Construction and development	293	341	634	215,300	215,934
Commercial and industrial	—	91	91	154,734	154,825
Equipment finance	303	498	801	228,438	229,239
Municipal leases	—	—	—	127,987	127,987
Paycheck Protection Program	—	—	—	80,697	80,697
Total loans	$8,245	$7,888	$16,133	$2,752,797	$2,768,930

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2019
Retail consumer loans:
One-to-four family	$1,615	$1,389	$3,004	$657,587	$660,591
HELOCs - originated	226	231	457	138,978	139,435
HELOCs - purchased	—	485	485	116,487	116,972
Construction and land/lots	138	6	144	80,458	80,602
Indirect auto finance	459	237	696	152,752	153,448
Consumer	6	8	14	11,402	11,416
Commercial loans:
Commercial real estate	2,279	516	2,795	924,466	927,261
Construction and development	—	1,133	1,133	209,783	210,916
Commercial and industrial	207	99	306	160,165	160,471
Equipment finance	649	384	1,033	131,025	132,058
Municipal leases	—	—	—	112,016	112,016
Total loans	$5,579	$4,488	$10,067	$2,695,119	$2,705,186

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s recorded investment in loans, by segment and class that are not accruing interest or are 90 days or more past due and still accruing interest at the dates indicated follows:

	June 30, 2020		June 30, 2019
	Nonaccruing	90 Days + & still accruing	Nonaccruing	90 Days + & still accruing
Retail consumer loans:
One-to-four family	$3,582	$—	$3,223	$—
HELOCs - originated	531	—	372	—
HELOCs - purchased	662	—	666	—
Construction and land/lots	37	—	6	—
Indirect auto finance	668	—	463	—
Consumer	49	—	21	—
Commercial loans:
Commercial real estate	8,869	—	3,559	—
Construction and development	465	—	1,357	—
Commercial and industrial	259	—	307	—
Equipment finance	801	—	384	—
Total loans	$15,923	$—	$10,358	$—
PCI loans totaling $965 at June 30, 2020 and $1,344 at June 30, 2019 are excluded from nonaccruing loans due to the accretion of discounts established in accordance with the acquisition method of accounting for business combinations.
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
The Company’s loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follows:

	June 30, 2020	June 30, 2019
Performing TDRs included in impaired loans	$13,153	$23,116
An analysis of the allowance for loan losses by segment for the periods shown is as follows:

	June 30, 2020
	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$201	$6,419	$14,809	$21,429
Provision for (recovery of) loan losses	(19)	(137)	8,656	8,500
Charge-offs	—	(855)	(2,961)	(3,816)
Recoveries	—	1,479	480	1,959
Balance at end of period	$182	$6,906	$20,984	$28,072

	June 30, 2019
	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$483	$7,527	$13,050	$21,060
Provision for (recovery of) loan losses	(282)	(1,244)	7,226	5,700
Charge-offs	—	(1,136)	(6,273)	(7,409)
Recoveries	—	1,272	806	2,078
Balance at end of period	$201	$6,419	$14,809	$21,429

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	June 30, 2018
	PCI	Retail Consumer	Commercial	Total
Balance at beginning of period	$727	$8,585	$11,839	$21,151
Provision for (recovery of) loan losses	228	(906)	678	—
Charge-offs	(472)	(1,142)	(1,033)	(2,647)
Recoveries	—	990	1,566	2,556
Balance at end of period	$483	$7,527	$13,050	$21,060
The Company’s ending balances of loans and the related allowance, by segment and class, at the dates indicated follows:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans Collectively Evaluated	Total	PCI	Loans individually evaluated for impairment	Loans Collectively Evaluated	Total
June 30, 2020
Retail consumer loans:
One-to-four family	$17	$52	$2,400	$2,469	$4,473	$4,304	$464,916	$473,693
HELOCs - originated	—	—	1,344	1,344	—	—	137,447	137,447
HELOCs - purchased	—	—	430	430	—	—	71,781	71,781
Construction and land/lots	33	—	1,409	1,442	345	296	81,218	81,859
Indirect auto finance	—	—	1,136	1,136	—	10	132,293	132,303
Consumer	—	—	135	135	—	—	10,259	10,259
Commercial loans:
Commercial real estate	113	961	10,731	11,805	5,822	7,924	1,039,160	1,052,906
Construction and development	4	5	3,599	3,608	590	299	215,045	215,934
Commercial and industrial	15	31	2,153	2,199	1,562	852	152,411	154,825
Equipment finance	—	209	2,598	2,807	—	801	228,438	229,239
Municipal leases	—	—	697	697	—	—	127,987	127,987
Paycheck Protection Program	—	—	—	—	—	—	80,697	80,697
Total	$182	$1,258	$26,632	$28,072	$12,792	$14,486	$2,741,652	$2,768,930
June 30, 2019
Retail consumer loans:
One-to-four family	$62	$74	$2,375	$2,511	$5,868	$5,318	$649,405	$660,591
HELOCs - originated	—	7	1,023	1,030	225	7	139,203	139,435
HELOCs - purchased	—	—	518	518	—	—	116,972	116,972
Construction and land/lots	—	—	1,265	1,265	372	323	79,907	80,602
Indirect auto finance	—	—	927	927	—	—	153,448	153,448
Consumer	—	4	226	230	—	4	11,412	11,416
Commercial loans:
Commercial real estate	118	28	7,890	8,036	7,706	8,692	910,863	927,261
Construction and development	4	5	3,187	3,196	941	1,397	208,578	210,916
Commercial and industrial	17	2	1,957	1,976	1,669	2	158,800	160,471
Equipment finance	—	—	1,305	1,305	—	—	132,058	132,058
Municipal leases	—	—	435	435	—	—	112,016	112,016
Total	$201	$120	$21,108	$21,429	$16,781	$15,743	$2,672,662	$2,705,186

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
The Company’s impaired loans and the related allowance, by segment and class, excluding PCI loans that were not individually evaluated for impairment, at the dates indicated follows:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment			Related Recorded Allowance
		With a Recorded Allowance	With No Recorded Allowance	Total
June 30, 2020
Retail consumer loans:
One-to-four family	$16,560	$10,805	$3,374	$14,179	$412
HELOCs - originated	2,087	1,585	53	1,638	43
HELOCs - purchased	662	662	—	662	3
Construction and land/lots	1,585	749	296	1,045	13
Indirect auto finance	1,075	486	241	727	5
Consumer	297	38	27	65	2
Commercial loans:
Commercial real estate	10,401	8,062	1,068	9,130	976
Construction and development	1,785	818	80	898	11
Commercial and industrial	9,782	1,058	26	1,084	34
Equipment finance	2,631	303	498	801	209
Total impaired loans	$46,865	$24,566	$5,663	$30,229	$1,708
June 30, 2019
Retail consumer loans:
One-to-four family	$18,302	$12,461	$3,152	$15,613	$472
HELOCs - originated	2,410	564	1,219	1,783	46
HELOCs - purchased	666	—	666	666	—
Construction and land/lots	1,917	957	323	1,280	26
Indirect auto finance	601	353	137	490	2
Consumer	379	7	41	48	6
Commercial loans:
Commercial real estate	10,127	6,434	3,404	9,838	36
Construction and development	2,574	940	791	1,731	7
Commercial and industrial	10,173	354	768	1,122	6
Equipment finance	462	—	384	384	—
Total impaired loans	$47,611	$22,070	$10,885	$32,955	$601
The table above includes $15,743 and $17,212 of recorded investments in impaired loans that were not individually evaluated at June 30, 2020 and June 30, 2019, respectively, because these loans did not meet the Company’s threshold for individual impairment evaluation. The recorded allowance above includes $450 and $481 related to these loans that were not individually evaluated at June 30, 2020 and June 30, 2019, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s average recorded investment and interest income recognized on impaired loans as of the dates indicated follows:

	Year Ended
	June 30, 2020		June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Retail consumer loans:
One-to-four family	$14,796	$687	$17,319	$950	$23,257	$1,170
HELOCs - originated	1,698	99	1,005	63	2,304	104
HELOCs - purchased	533	41	320	13	189	15
Construction and land/lots	1,149	83	1,441	94	1,575	109
Indirect auto finance	547	53	373	29	256	23
Consumer	194	7	1,328	67	43	17
Commercial loans:
Commercial real estate	8,661	336	5,026	466	6,496	209
Construction and development	1,218	54	1,779	65	2,703	56
Commercial and industrial	868	236	315	249	1,205	60
Equipment finance	652	29	192	37	—	—
Municipal leases	—	—	—	—	75	—
Total loans	$30,316	$1,625	$29,098	$2,033	$38,103	$1,763
A summary of changes in the accretable yield for PCI loans for the periods indicated follows:

	Year Ended June 30, 2020	Year Ended June 30, 2019
Accretable yield, beginning of period	$5,259	$5,734
Reclass from nonaccretable yield (1)	458	576
Other changes, net (2)	(316)	1,018
Interest income	(1,496)	(2,069)
Accretable yield, end of period	$3,905	$5,259
______________________________

(1)	Represents changes attributable to expected losses assumptions.

(2)	Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.
The following table presents carrying values and unpaid principal balances for PCI loans at the dates indicated below:

	June 30, 2020	June 30, 2019
Carrying value of PCI loans	$12,792	$16,750
Unpaid principal balance of PCI loans	$15,581	$20,141

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents a breakdown of the types of concessions made on TDRs by loan class for the periods indicated below:

	Year Ended June 30, 2020			Year Ended June 30, 2019			Year Ended June 30, 2018
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	—	$—	$—	1	$85	$84	—	$—	$—
Commercial:
Commercial real estate	1	$88	$86	—	$—	—	—	$—	—
Total	1	$88	$86	1	$85	$84	—	$—	$—
Extended payment terms:
Retail consumer:
One-to-four family	2	$70	$61	1	$34	$34	4	$514	$502
Construction and land/lots	—	—	—	—	—	—	1	36	32
Consumer	—	—	—	2	34	33	—	—	—
Commercial:
Commercial and industrial	1	826	826	—	—	$—	—	—	$—
Total	3	$896	$887	3	$68	$67	5	$550	$534
Other TDRs:
Retail consumer:
One-to-four family	5	$511	$502	18	$1,452	$1,433	25	$3,646	$3,747
HELOCs - originated	1	27	27	—	—	—	—	—	—
Construction and land/lots	—	—	—	1	29	28	—	—	—
Indirect auto finance	3	63	49	1	33	26	—	—	—
Consumer	—	—	—	1	2	2	1	2	2
Commercial:
Commercial real estate	1	30	21	3	5,440	5,427	—	—	—
Construction and development	1	182	79	1	182	182	—	—	—
Total	11	$813	$678	25	$7,138	$7,098	26	$3,648	$3,749
Total	15	$1,797	$1,651	29	$7,291	$7,249	31	$4,198	$4,283

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the periods indicated below:

	Year Ended June 30, 2020		Year Ended June 30, 2019		Year Ended June 30, 2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
One-to-four family	—	$—	1	$72	5	$277
Consumer	—	—	1	2	—	—
Commercial:
Construction and development	1	79	—	—	—	—
Total Other TDRs	1	$79	2	$74	5	$277
Total	1	$79	2	$74	5	$277
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
Modifications and deferrals in response to COVID-19
Beginning in March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with a joint agency statement issued by banking agencies and confirmed by FASB staff that short-term modifications made in response to COVID-19 are not TDRs. Accordingly, the Company does not account for such loan modifications as TDRs. As of June 30, 2020, modifications totaling $42,000 and $509,300 had been granted in retail consumer loans and commercial loans, respectively.
HomeTrust Bank is offering payment and financial relief programs for borrowers impacted by COVID-19. These programs include loan payment deferrals for up to 90 days (which can be renewed for another 90 days under certain circumstances) waived late fees, and suspension of foreclosure proceedings and repossessions. We have received numerous requests from borrowers for some type of payment relief. The breakout by loan type is as follows:

Payment Deferrals by Loan Types (1)
	March 31, 2020		June 30, 2020		August 31, 2020
	$ Deferral	Percent of Total Loan Portfolio	$ Deferral	Percent of Total Loan Portfolio	$ Deferral	Percent of Total Loan Portfolio
Lodging	26,815	1.0%	108,171	4.0%	64,686	2.4%
Other commercial real estate, construction and development, and commercial and industrial	116,198	4.4	367,443	13.7	43,056	1.6
Equipment finance	19,443	0.7	33,693	1.3	4,547	0.2
One-to-four family	10,802	0.4	36,821	1.4	2,360	0.1
Other consumer loans	3,546	0.1	5,203	0.2	589	—
Total	$176,804	6.6%	$551,331	20.5%	$115,238	4.3%
(1)    Modified loans are not included in classified assets or nonperforming asset.
See Note 1 Summary of Significant Accounting Policies for more details.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

6. Premises and Equipment
Premises and equipment as of the dates indicated consist of the following:

	June 30,
	2020	2019
Land	$20,785	$19,730
Land held under capital lease(1)	—	2,052
Office buildings	59,333	58,952
Furniture, fixtures and equipment	15,724	15,918
Total	95,842	96,652
Less accumulated depreciation	(37,380)	(35,601)
Premises and equipment, net	$58,462	$61,051

(1) Land held under capital lease was reclassed to other assets upon the adoption of ASC 842. See additional details in footnote 1 and 12.
7. Accrued Interest Receivable
Accrued interest receivable as of the dates indicated consists of the following:

	June 30,
	2020	2019
Loans	$11,360	$9,433
Securities available for sale	710	690
Other	242	410
Total	$12,312	$10,533

8. Real Estate Owned
The activity within REO for the periods shown is as follows:

	Year Ended
	June 30,
	2020	2019
Balance at beginning of period	$2,929	$3,684
Transfers from loans	46	731
Sales, net of gain/loss	(2,432)	(1,191)
Writedowns	(206)	(295)
Balance at end of period	$337	$2,929
At June 30, 2020 and 2019, the Bank had $97 and $1,018, respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $1,318 and $243 for June 30, 2020 and 2019, respectively.
9. Goodwill and Core Deposit Intangibles
The carrying amount of the Company's goodwill was $25,638 as of June 30, 2020 and 2019.
Amortization expense related to core deposit intangibles was $1,421, $2,029, and $2,645 for the years ended June 30, 2020, 2019, and 2018, respectively.
As of June 30, 2020, estimated amortization expense for each of the next five years is as follows:

2021	$734
2022	251
2023	90
2024	3
2025	—
Total	$1,078

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

10. Deposit Accounts
Deposit accounts at the dates indicated consist of the following:

			Weighted Average Interest Rates
	June 30,		June 30,
	2020	2019	2020	2019
Noninterest-bearing accounts	$429,901	$294,322	—%	—%
NOW accounts	582,299	452,295	0.10%	0.15%
Money market accounts	836,738	691,172	0.46%	0.89%
Savings accounts	197,676	177,278	0.07%	0.12%
Certificates of deposit	739,142	712,190	1.45%	1.99%
Total	$2,785,756	$2,327,257	0.54%	0.91%
Deposits received from executive officers and directors and their associates totaled approximately $4,307 and $4,448 at June 30, 2020 and 2019, respectively. As part of our system conversion, certain escrow and official check accounts are now included in noninterest-bearing accounts. As of June 30, 2019, these accounts totaled $8,208 and were included in other liabilities.
As of June 30, 2020, maturities of certificates of deposit are as follows:

2021	$598,777
2022	97,507
2023	26,833
2024	11,207
2025	4,818
Thereafter	—
Total	$739,142
Certificates of deposit with balances of $250 or greater totaled $118,308 and $93,654 at June 30, 2020 and 2019, respectively. Generally, deposit amounts in excess of $250 are not federally insured.
Interest expense on deposits at the dates indicated consists of the following:

	June 30,
	2020	2019	2018
NOW accounts	$1,627	$1,251	$970
Money market accounts	6,910	5,102	2,442
Savings accounts	195	245	295
Certificates of deposit	14,105	9,159	3,051
Total	$22,837	$15,757	$6,758
11. Borrowings
Borrowings consist of the following at the dates indicated:

	June 30,
	2020		2019
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$475,000	1.39%	$680,000	2.10%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The scheduled maturity dates, call dates, and related interest rates on FHLB advances at June 30, 2020:

Maturity Date	Interest Rate	Call Date	Outstanding Amount
3/6/2028	1.73%	9/8/2020	$100,000
3/22/2028	1.82%	9/22/2020	50,000
6/5/2028	1.87%	9/8/2020	50,000
9/13/2028	1.76%	9/14/2020	25,000
11/24/2028	2.07%	8/26/2020	25,000
11/24/2028	1.79%	8/26/2020	25,000
7/23/2029	0.99%	7/23/2020	50,000
8/8/2029	0.92%	8/10/2020	50,000
2/27/2030	0.63%	2/26/2021	50,000
3/4/2030	0.72%	3/4/2022	50,000
			$475,000
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, FHLB stock, and certain investment securities were pledged as collateral to secure the FHLB advances.
At June 30, 2020 and 2019, the Company had the ability to borrow $186,222 and $89,499, respectively, in additional FHLB advances. At June 30, 2020 and 2019, the Company had an unused line of credit with the FRB for $109,242 and $130,036, respectively. At June 30, 2020 and 2019, the Company had unused lines of credit with three unaffiliated banks for $100,000 and $70,000, respectively.
12. Leases
As Lessee - Operating Leases
Company operating leases primarily include office space and bank branches. Certain leases include one or more options to renew, with renewal terms that can extend the lease term up to 15 additional years. The exercise of lease renewal options is at our sole discretion. When it is reasonably certain that we will exercise our option to renew or extend the lease term, that option is included in estimating the value of the ROU and lease liability. At June 30, 2020, we did not have any leases that had not yet commenced for which we had created a ROU asset and a lease liability. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of our lease agreements include periodic rate adjustments for inflation. The depreciable life of ROU assets and leasehold improvements are limited to the shorter of the useful life or the expected lease term. Leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets; we recognize lease expenses for these leases over the lease term.
The following tables present supplemental balance sheet information related to operating leases. ROU assets are included in other assets and lease liabilities are included in other liabilities.

Supplemental Balance Sheet Information:	June 30, 2020
ROU assets	$4,601
Lease liabilities	4,590
Weighted-average remaining lease terms	5.02
Weighted-average discount rate	2.97%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at June 30, 2020:

Fiscal year ending June 30:
2021	$1,242
2022	1,115
2023	1,063
2022	593
2023	287
Thereafter	676
Total of future minimum payments	$4,976

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents components of operating lease expense for the year ended June 30, 2020:

Year Ended June 30, 2020
Operating lease cost (included in occupancy expense)	$1,821
Sublease income (included in other, net noninterest income)	(242)
Total operating lease expense, net	1,579
As Lessee - Finance Lease
The Company currently leases land for one of its branch office locations under a finance lease. The ROU asset for the finance lease totaled $2,052 at June 30, 2020 and is included in other assets. As of June 30, 2019, the amount was recorded in premises and equipment, net. The corresponding lease liability totaled $1,843 at June 30, 2020 and is included in other liabilities. For the year ended June 30, 2020, interest expense on the lease liability totaled $97. The finance lease has a maturity date of July 2028 and a discount rate of 5.18%. Upon adoption of ASC 842, the capital lease obligation for June 30, 2019 was also reclassified to other liabilities.
The following schedule summarizes aggregate future minimum lease payments under this finance lease obligation at June 30, 2020:

Fiscal year ending June 30:
2021	$134
2022	134
2023	134
2023	145
2024	146
Thereafter	1,848
Total minimum lease payments	2,541
Less: amount representing interest	(698)
Present value of net minimum lease payments	$1,843
Supplemental lease cash flow information for the year ended June 30, 2020:

ROU assets - noncash additions (operating leases)	$5,296
ROU assets - noncash addition (finance lease)	2,052
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	2,142
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	134
As Lessor - General
The Company leases equipment to commercial end users under operating and finance lease arrangements. Our equipment finance leases consist mainly of construction, transportation, medical, and manufacturing equipment. Many of our operating and finance leases offer the lessee the option to purchase the equipment at fair value or for a nominal fixed purchase option; and most of the leases that do not have a nominal purchase option include renewal provisions resulting in some leases continuing beyond initial contractual terms. Our leases do not include early termination options, and continued rent payments are due if leased equipment is not returned at the end of the lease.
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from 1 to 5 years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $21,595 and $9,995 with a residual value of $12,370 and $5,800 as of June 30, 2020 and 2019, respectively. For the years ended June 30, 2020 and 2019, equipment finance operating lease income totaled $3,356 and $936, respectively. For the years ended June 30, 2020 and 2019, depreciation expense totaled $2,394 and $633, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following schedule summarizes aggregate future minimum operating lease payments to be received at June 30, 2020:

Fiscal year ending June 30:
2021	$4,732
2022	3,643
2023	2,061
2024	649
2025	104
Thereafter	—
Total of future minimum payments	$11,189
As Lessor - Finance Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment. For the years ended June 30, 2020 and 2019, total interest income on equipment finance leases totaled $1,595 and $775, respectively.
The following table presents components of finance lease net investment included within equipment finance class of financing receivables:

June 30, 2020
Lease receivables	$44,927
The following schedule summarizes aggregate future minimum finance lease payments to be received at June 30, 2020:

Fiscal year ending June 30:
2021	$11,453
2022	11,054
2023	10,697
2024	8,813
2025	4,848
Thereafter	2,667
Total minimum payments	49,532
Less: amount representing interest	(4,605)
Total	$44,927
13. Income Taxes
Income tax expense as of the dates indicated consisted of:

	June 30,
	2020	2019	2018
Current:
Federal	$80	$755	$291
State	748	690	324
Total current expense (benefit)	828	1,445	615
Deferred:
Federal	5,184	5,404	7,909
State	12	267	625
Adjustment due to the Tax Act	—	(325)	17,587
Total deferred expense	5,196	5,346	26,121
Total income tax expense	$6,024	$6,791	$26,736

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences for the periods indicated:

	Year Ended June 30,
	2020		2019		2018
	$	Rate	$	Rate	$	Rate
Tax at federal income tax rate	$6,049	21%	$7,127	21%	$9,617	28%
Increase (decrease) resulting from:
Tax exempt income	(872)	(3)%	(855)	(2)%	(1,075)	(3)%
Change in valuation allowance for deferred tax assets, allocated to income tax expense	—	—%	(325)	(1)%	87	—%
State tax, net of federal benefit	600	2%	756	2%	688	2%
Change in deferred tax assets due to the Tax Act	—	—%	—	—%	17,587	50%
Other	247	1%	88	—%	(168)	(1)%
Total	$6,024	21%	$6,791	20%	$26,736	76%
The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at June 30, 2020 and 2019 are presented below:

	June 30,
	2020	2019
Deferred tax assets:
Alternative minimum tax credit	$—	$4,799
Allowance for loan losses	6,456	4,685
Deferred compensation and post-retirement benefits	8,637	8,988
Accrued vacation and sick leave	18	18
Impairments on real estate owned	198	461
Other than temporary impairment on investments	2,207	2,232
Net operating loss carryforward	4,513	5,092
Discount from business combination	2,192	2,373
Stock compensation plans	2,279	2,162
Other	1,256	1,140
Total gross deferred tax assets	27,756	31,950
Deferred tax (liabilities):
Depreciable basis of fixed assets	(6,017)	(1,089)
Deferred loan fees	(603)	(520)
FHLB stock, book basis in excess of tax	(89)	(89)
Unrealized gain on securities available for sale	(602)	(219)
Other	(4,111)	(3,510)
Total gross deferred tax liabilities	(11,422)	(5,427)
Net deferred tax assets	$16,334	$26,523
The enactment of the Tax Act and subsequent Internal Revenue Service guidelines reduced the statutory federal corporate income tax rate to 21% effective January 1, 2018, requiring the Company to revalue its DTA. The resulting $17,600 in adjustments were reflected as an increase to the Company's income tax expense with an additional $325 in income tax expense during the fiscal year ended June 30, 2018 to establish a tax valuation allowance on our AMT credits. The valuation allowance of $325 was reversed during the year ended June 30, 2019 and the remaining AMT credit of $4,601 was reclassed to other assets from deferred taxes during the year ended June 30, 2020 based on clarifying guidance released by the Internal Revenue Service. In addition, our June 30, 2018 fiscal year end required the use of a blended federal income tax rate as prescribed by the Internal Revenue Code. The blended federal income tax rate of 27.5% was retroactively effective July 1, 2017 and was used for the entire fiscal year ended June 30, 2018.
The Company had federal NOL carry forwards of $21,488 and $24,248 as of June 30, 2020 and June 30, 2019, respectively, with a recorded tax benefit of $4,513 and $5,092 included in deferred tax assets. The majority of these NOLs will expire for federal tax purposes from 2028 through 2036, if not previously used.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Retained earnings at June 30, 2020 and 2019 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2016.
14. Employee Benefit Plans
The HomeTrust Bank KSOP Plan is comprised of two components, the 401(k) Plan and the ESOP. The KSOP benefits employees with at least 1000 hours of service during a 12-month period and who have attained age 21. Under the 401(k), the Company matches employee contributions at 50% of employee deferrals up to 6% of each employee’s compensation. The Company may also make discretionary profit sharing contributions for the benefit of all eligible participants as long as total contributions do not exceed applicable limitations. Employees become fully vested in the Company’s contributions after six years of service. Under the ESOP, the amount of the Bank's annual contribution is discretionary, however it must be sufficient to pay the annual loan payment to the Company.
The Company’s expense for 401(k) contributions to this plan was $782, $810, and $737 for the years ended June 30, 2020, 2019, and 2018, respectively. The Company's expense related to the ESOP for the fiscal year ended June 30, 2020, 2019, and 2018 was $1,195, $1,422, and $1,367, respectively.
Shares held by the ESOP at the dates indicated include the following:

	June 30,
	2020	2019
Unallocated ESOP shares	634,800	687,700
Allocated ESOP shares	370,300	317,400
ESOP shares committed to be released	52,900	52,900
Total ESOP shares	1,058,000	1,058,000
Fair value of unallocated ESOP shares	$10,157	$17,289
Post-retirement health care benefits are provided to certain key officers under the Company’s Executive Medical Care Plan (“EMCP”). The EMCP is unfunded and is not qualified under the IRC. Plan expense for the years ended June 30, 2020, 2019, and 2018 was $260, $210, and $224, respectively. Total accrued expenses related to this plan included in other liabilities were $5,301 and $5,289, respectively, as of June 30, 2020 and 2019.
15. Deferred Compensation Agreements
The Company’s Director Emeritus Plans (“Plans”) provide certain benefits to Emeritus Directors for providing current advisory services to the Company. The Plans are unfunded and are not qualified under the IRC. Plan benefits vary by participant and are payable to a designated beneficiary in the event of death. The Company records an expense based on the present value of expected future benefits. Plan expenses for the years ended June 30, 2020, 2019, and 2018 were $398, $410, and $417, respectively. Total accrued expenses related to these plans included in other liabilities were $7,895 and $8,268, respectively, as of June 30, 2020 and 2019.
The Company has deferred compensation agreements with certain members of the Company’s Board of Directors. The future payments related to these agreements are to be funded with life insurance contracts which are payable to the Company at the time of the director’s death. For the years ended June 30, 2020, 2019, and 2018 deferred compensation expense was $21, $28, and $32, respectively.
The net cash surrender value of the related life insurance policies and deferred compensation liability as of the dates indicated are detailed below:

	June 30,
	2020	2019
Net cash surrender value of life insurance, related to deferred compensation	$7,463	$7,413
Deferred compensation liability, included in other liabilities	$771	$956
Long term deferred compensation and supplemental retirement plans are provided to certain key current and former officers. These plans are unfunded and are not qualified under the IRC. The benefits will vary by participant and are payable to a designated beneficiary in the event of death.  Plan expenses for the years ended June 30, 2020, 2019, and 2018 were $783, $771, and $519, respectively. Total accrued expenses related to these plans included in other liabilities were $18,743 and $19,499, as of June 30, 2020 and 2019, respectively.
In addition, the Company has a deferred compensation plan provided to certain officers and directors. The plan allows the participants to defer any of their annual compensation, including bonus payments, up to the maximum allowed for each participant. The plan is unfunded and is not qualified under the IRC. Plan expenses for the years ended June 30, 2020, 2019, and 2018 were $208, $223, and $205, respectively. The total deferred compensation plan payable included in other liabilities was $4,779 and $4,966, respectively as of June 30, 2020 and 2019.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

16. Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	June 30,
	2020	2019	2018
Numerator:
Net income	$22,783	$27,146	$8,235
Allocation of earnings to participating securities	(194)	(189)	(60)
Numerator for basic EPS - Net income available to common stockholders	$22,589	$26,957	$8,175
Effect of dilutive securities:
Dilutive effect to participating securities	6	7	2
Numerator for diluted EPS	$22,595	$26,964	$8,177
Denominator:
Weighted-average common shares outstanding - basic	16,729,056	17,692,493	18,028,854
Effect of dilutive shares	563,183	700,691	697,577
Weighted-average common shares outstanding - diluted	17,292,239	18,393,184	18,726,431
Net income per share - basic	$1.34	$1.52	$0.45
Net income per share - diluted	$1.30	$1.46	$0.44
There were 511,800 and 455,800 outstanding stock options that were anti-dilutive as of June 30, 2020 and 2019, respectively.
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
Shares of common stock issued under the 2013 Omnibus Incentive Plan may be authorized but unissued shares or may be repurchased shares. As of June 30, 2013, the Company had repurchased all 846,400 shares on the open market for issuance under the 2013 Omnibus Incentive Plan, for $13,297, at an average cost of $15.71 per share.
Share based compensation expense related to stock options and restricted stock recognized for the fiscal year ended June 30, 2020, 2019, and 2018 was $1,822, $1,601, and $3,027, respectively, before the related tax benefit of $428, $376, and $908, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents stock option activity and related information:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2017	1,470,043	15.22	5.8	$13,533
Granted	360,400	26.01	—	—
Exercised	44,200	14.72	—	—
Forfeited	24,700	14.43	—	—
Expired	43,273	23.82	—	—
Options outstanding at June 30, 2018	1,718,270	$17.29	5.9	$18,664
Exercisable at June 30, 2018	1,223,470	$14.51
Granted	40,500	27.51	—	—
Exercised	80,311	14.62	—	—
Forfeited	20,300	23.30	—	—
Expired	945	23.82	—	—
Options outstanding at June 30, 2019	1,657,214	$17.59	5.0	$12,909
Exercisable at June 30, 2019	1,279,614	$15.39
Granted	66,000	25.46	—	—
Exercised	106,914	14.41	—	—
Forfeited	800	17.35	—	—
Options outstanding at June 30, 2020	1,615,500	$18.12	4.4	$1,711
Exercisable at June 30, 2020	1,298,000	$16.27	3.5	$1,701
Non-vested at June 30, 2020	317,500	$25.67	7.9	$105
The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Assumptions used for grants were as follows:

Assumptions in Estimating Option Values
	2020	2019
Weighted-average volatility	25.60%	17.84%
Expected dividend yield (1)	1.05%	0.87%
Risk-free interest rate	1.43%	2.52%
Expected life (years)	6.5	6.5
Weighted-average fair value of options granted	$5.88	$6.62
(1)    The Company began paying a cash dividend during the second quarter of fiscal 2019.
At June 30, 2020, the Company had $1,701 of unrecognized compensation expense related to 317,500 stock options originally scheduled to vest over a five-year vesting period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.8 years at June 30, 2020. At June 30, 2019, the Company had $2,133 of unrecognized compensation expense related to 377,600 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.9 years at June 30, 2019. All unexercised options expire ten years after the grant date.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents restricted stock award activity and related information:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2017	185,630	$17.46	$3,419
Granted	55,200	25.89	—
Vested	100,820	15.14	—
Forfeited	6,600	14.37	—
Non-vested at June 30, 2018	133,410	$22.85	$3,755
Granted	34,000	27.51	—
Vested	39,310	21.64	—
Forfeited	4,300	19.08	—
Non-vested at June 30, 2019	123,800	$24.65	$2,258
Granted	67,556	26.39	—
Vested	38,925	23.02	—
Forfeited	8,385	24.88	—
Non-vested at June 30, 2020	144,046	$25.89	$2,305
The table above includes performance-based restrictive stock units totaling 11,250 and 5,190 which were granted during the years ended June 30, 2020 and 2019, respectively. These stock units are scheduled to vest over 3.0 years assuming certain performance metrics are met.
At June 30, 2020, unrecognized compensation expense was $3,048 related to 144,046 shares of restricted stock originally scheduled to vest over three- and five-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.8 years at June 30, 2020. At June 30, 2019, unrecognized compensation expense was $2,547 related to 123,800 shares of restricted stock originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.9 years at June 30, 2019.
18. Commitments and Contingencies
Loan Commitments
Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At June 30, 2020 and June 30, 2019, respectively, loan commitments (excluding $141,557 and $181,477 of undisbursed portions of construction loans) totaled $57,798 and $93,432 of which $10,678 and $34,631 were variable rate commitments and $47,120 and $58,801 were fixed rate commitments. The fixed rate loans had interest rates ranging from 1.74% to 8.54% at June 30, 2020 and 2.69% to 8.59% at June 30, 2019, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $398,781 and $353,663 at June 30, 2020 and 2019, respectively. These amounts represent the Company’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to loans held for sale: rate lock commitments and forward loan sale commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, we enter into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these commitments was not material at June 30, 2020 or June 30, 2019.
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
Restrictions on Cash
In response to COVID-19, the FRB reduced the reserve requirements to zero on March 15, 2020. Prior to this change the Bank was required by regulation to maintain a varying cash reserve balance with the FRB. The daily average calculated cash reserve required as of June 30, 2020 and 2019 was $0, and $2,633, respectively, which was satisfied by vault cash and balances held at the FRB.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Guarantees
Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of June 30, 2020 and 2019 were $7,766 and $9,460, respectively. There was no liability recorded for these letters of credit at June 30, 2020 or June 30, 2019.
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
19. Capital
At June 30, 2020, stockholder's equity totaled $408,263. HomeTrust Bancshares, Inc. is a bank holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements.
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
At June 30, 2020, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at June 30, 2020 under applicable regulatory requirements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
As of June 30, 2020
Common Equity Tier I Capital (to Risk-weighted Assets)	$374,437	11.26%	$149,614	4.50%	$216,109	6.50%
Tier I Capital (to Total Adjusted Assets)	$374,437	10.26%	$146,047	4.00%	$182,559	5.00%
Tier I Capital (to Risk-weighted Assets)	$374,437	11.26%	$199,485	6.00%	$265,980	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$402,964	12.12%	$265,980	8.00%	$332,476	10.00%

As of June 30, 2019
Common Equity Tier I Capital (to Risk-weighted Assets)	$374,729	12.20%	$138,226	4.50%	$199,659	6.50%
Tier I Capital (to Total Adjusted Assets)	$374,729	10.89%	$137,649	4.00%	$172,062	5.00%
Tier I Capital (to Risk-weighted Assets)	$374,729	12.20%	$184,301	6.00%	$245,734	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$396,613	12.91%	$245,734	8.00%	$307,168	10.00%

HomeTrust Bank:
As of June 30, 2020
Common Equity Tier I Capital (to Risk-weighted Assets)	$362,841	10.91%	$149,608	4.50%	$216,100	6.50%
Tier I Capital (to Total Adjusted Assets)	$362,841	9.94%	$146,010	4.00%	$182,512	5.00%
Tier I Capital (to Risk-weighted Assets)	$362,841	10.91%	$199,477	6.00%	$265,969	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$391,368	11.77%	$265,969	8.00%	$332,461	10.00%

As of June 30, 2019
Common Equity Tier I Capital (to Risk-weighted Assets)	$355,759	11.59%	$138,153	4.50%	$199,555	6.50%
Tier I Capital (to Total Adjusted Assets)	$355,759	10.34%	$137,590	4.00%	$171,988	5.00%
Tier I Capital (to Risk-weighted Assets)	$355,759	11.59%	$184,204	6.00%	$245,606	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$377,639	12.30%	$245,606	8.00%	$307,007	10.00%
___________________________________
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of June 30, 2020, the conservation buffer was 4.12% and 3.77% for HomeTrust Bancshares, Inc. and the Bank, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A reconciliation of HomeTrust Bancshares, Inc.'s stockholders' equity under US GAAP and regulatory capital amounts as of the dates indicated follows:

	June 30,
	2020	2019
Total stockholders' equity under US GAAP	$408,263	$408,896
Accumulated other comprehensive income, net of tax	(2,017)	(733)
Investment in nonincludable subsidiary	(815)	(780)
Disallowed deferred tax assets	(4,526)	(5,092)
Disallowed goodwill and other disallowed intangible assets	(26,468)	(27,562)
Tier I Capital and CET1	374,437	374,729
Allowable portion of allowance for loan losses and loan commitments	28,527	21,884
Total Risk-based Capital	$402,964	$396,613
20. Parent Company Financial Information
The Company’s principal asset is its investment in its subsidiary, the Bank. The following tables present condensed financial information of the Company:
Condensed balance sheet

	June 30, 2020	June 30, 2019
Assets:
Cash and equivalents	$3,888	$8,481
Certificates of deposit in other banks	—	746
Total loans	—	1,243
Allowance for loan losses	—	(4)
Net loans	—	1,239
REO	143	621
Investment in bank subsidiary	396,667	389,926
ESOP loan receivable	6,918	7,412
Other assets	731	510
Total Assets	$408,347	$408,935
Liabilities and Stockholders’ Equity:
Other liabilities	84	39
Stockholders’ Equity	408,263	408,896
Total Liabilities and Stockholders’ Equity	$408,347	$408,935

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Condensed statement of income

	June 30, 2020	June 30, 2019	June 30, 2018
Income:
Interest income	$217	$329	$456
Other income	1	54	44
Equity earnings in Bank subsidiary	23,522	27,287	8,427
Total income	23,740	27,670	8,927
Expense:
Management fee expense	399	407	385
REO expense	5	11	34
Loss on sale and impairment of REO	249	114	158
Recovery of loan losses	(4)	(259)	(131)
Other expense	258	251	246
Total expense	907	524	692
Income Before Income Taxes	22,833	27,146	8,235
Income Tax Expense	50	—	—
Net Income	$22,783	$27,146	$8,235
Condensed statement of cash flows

	June 30, 2020	June 30, 2019	June 30, 2018
Operating Activities:
Net income	$22,783	$27,146	$8,235
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	(4)	(259)	(131)
Loss on sale and impairment of REO	249	114	158
Decrease (increase) in other assets	(221)	52	291
Equity in undistributed income of Bank	(23,522)	(27,287)	(8,427)
ESOP compensation expense	1,195	1,422	1,367
Restricted stock and stock option expense	1,822	1,601	3,027
Decrease (increase) in other liabilities	45	—	(48)
Net cash provided by operating activities	2,347	2,789	4,472
Investing Activities:
Maturities of certificates of deposit in other banks	746	248	6,217
Repayment of loans	1,243	2,796	1,514
Increase in investment in Bank subsidiary	(1,380)	(1,556)	(1,367)
Dividend from subsidiary	19,445	13,454	—
ESOP principal payments received	494	484	472
Proceeds from sale of REO	229	70	499
Net cash provided by investing activities	20,777	15,496	7,335
Financing Activities:
Common stock repurchased	(24,484)	(30,638)	—
Cash dividends paid	(4,552)	(3,176)	—
Retired stock	(222)	(205)	(494)
Exercised stock options	1,541	1,173	651
Net cash provided by (used in) financing activities	(27,717)	(32,846)	157
Net Increase (Decrease) in Cash and Cash Equivalents	(4,593)	(14,561)	11,964
Cash and Cash Equivalents at Beginning of Period	8,481	23,042	11,078
Cash and Cash Equivalents at End of Period	$3,888	$8,481	$23,042

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

21. Fair Value of Financial Instruments
The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. The Company measures the fair value of loans receivable under the exit price notion. The fair value of nonperforming loans is based on the underlying value of the collateral.
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
Investment Securities Available for Sale
Securities available for sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include MBS and debentures issued by GSEs, municipal bonds, and corporate debt securities. The Company has no Level 3 securities.
Impaired Loans
The Company does not record loans at fair value on a recurring basis. From time to time, however, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, the fair value is estimated using one of two ways, which include collateral value and discounted cash flows. The Company reviews all impaired loans each quarter to determine if an allowance is necessary. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.
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

	June 30, 2020
Description	Total	Level 1	Level 2	Level 3
U.S government agencies	$4,173	$—	$4,173	$—
Residential MBS of U.S. government agencies and GSE	48,355	—	48,355	—
Municipal bonds	16,631	—	16,631	—
Corporate bonds	58,378	—	58,378	—
Total	$127,537	$—	$127,537	$—

	June 30, 2019
Description	Total	Level 1	Level 2	Level 3
U.S government agencies	$15,210	$—	$15,210	$—
Residential MBS of U.S. government agencies and GSE	75,180	—	75,180	—
Municipal bonds	25,312	—	25,312	—
Corporate bonds	6,084	—	6,084	—
Total	$121,786	$—	$121,786	$—
Financial Assets Recorded at Fair Value on a Nonrecurring Basis
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	June 30, 2020
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$9,168	$—	$—	$9,168
REO	97	—	—	97
Total	$9,265	$—	$—	$9,265

	June 30, 2019
Description	Total	Level 1	Level 2	Level 3
Impaired loans	$9,071	$—	$—	$9,071
REO	1,804	—	—	1,804
Total	$10,875	$—	$—	$10,875
Quantitative information about Level 3 fair value measurements during the period ended June 30, 2020 is shown in the table below:

	Fair Value at June 30, 2020	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$9,168	Discounted appraisals and discounted cash flows	Collateral discounts: Discount spread:	0% - 63% 2% - 3%	27%
REO	$97	Discounted Appraisals	Collateral discounts	8%	8%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of June 30, 2020 and June 30, 2019, are summarized below:

	June 30, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$121,622	$121,622	$121,622	$—	$—
Commercial paper	304,967	304,967	304,967	—	—
Certificates of deposit in other banks	55,689	55,689	—	55,689	—
Securities available for sale	127,537	127,537	—	127,537	—
Loans, net	2,741,047	2,692,265	—	—	2,692,265
Loans held for sale	77,177	78,129	—	—	78,129
FHLB stock	23,309	23,309	23,309	—	—
FRB stock	7,368	7,368	7,368	—	—
SBIC investments	8,269	8,269	—	—	8,269
Accrued interest receivable	12,312	12,312	208	744	11,360
Liabilities:
Noninterest-bearing and NOW deposits	1,012,200	1,012,200	—	1,012,200	—
Money market accounts	836,738	836,738	—	836,738	—
Savings accounts	197,676	197,676	—	197,676	—
Certificates of deposit	739,142	745,078	—	745,078	—
Borrowings	475,000	511,529	—	511,529	—
Accrued interest payable	1,087	1,087	—	1,087	—

	June 30, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$71,043	$71,043	$71,043	$—	$—
Commercial paper	241,446	241,446	241,446	—	—
Certificates of deposit in other banks	52,005	52,005	—	52,005	—
Securities available for sale	121,786	121,786	—	121,786	—
Loans, net	2,683,761	2,604,827	—	—	2,604,827
Loans held for sale	18,175	18,591	—	—	18,591
FHLB stock	31,969	31,969	31,969	—	—
FRB stock	7,335	7,335	7,335	—	—
SBIC investments	6,074	6,074	—	—	6,074
Accrued interest receivable	10,533	10,533	350	750	9,433
Liabilities:
Noninterest-bearing and NOW deposits	746,617	746,617	—	746,617	—
Money market accounts	691,172	691,172	—	691,172	—
Savings accounts	177,278	177,278	—	177,278	—
Certificates of deposit	712,190	712,485	—	712,485	—
Borrowings	680,000	688,418	—	688,418	—
Accrued interest payable	2,252	2,252	—	2,252	—
The Company had off-balance sheet financial commitments, which include approximately $598,136 and $628,572 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at June 30, 2020 and June 30, 2019 (see Note 18). Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
Loans held for sale – The fair value of mortgage loans held for sale is determined by outstanding commitments from investors on a "best efforts" basis or current investor yield requirements, calculated on the aggregate loan basis. The fair value of SBA loans and HELOCs held for sale is based on what investors are currently offering for loans with similar characteristics.
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
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of June 30, 2020 and June 30, 2019. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
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
On July 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified ASC 606. The adoption of the new standard did not have a material impact on the measurement or recognition of revenue. Results for years ended June 30, 2020 and 2019 are presented under Topic 606, while the year ended June 30, 2018 reflects an offset of $660 of interchange costs against interchange income.
Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, and certain credit card fees are also not in scope of the guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant income, and various other service fees. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. The Company has made no significant judgments in applying the revenue guidance prescribed in Topic 606 that affect the determination of the amount and timing of revenue streams with customers.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents the Company's sources of noninterest income, segregated by in-scope and out-of-scope revenue streams of Topic 606 for the periods indicated:

	Year Ended June 30,
	2020	2019	2018
In-scope of Topic 606:
Service charges on deposit accounts	$3,772	$3,978	$3,674
Fees, interchange, and other service charges	6,332	6,377	5,576
Other	470	775	909
Noninterest income (in-scope of Topic 606)	10,574	11,130	10,159
Noninterest income (out-of-scope of Topic 606)	19,758	11,810	8,813
Total noninterest income	$30,332	$22,940	$18,972
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

23. Unaudited Interim Financial Information
The unaudited statements of income for each of the quarters during the fiscal years ended June 30, 2020 and 2019 are summarized below:

	Three months ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Interest and dividend income	$31,074	$33,037	$35,896	$36,247
Interest expense	6,386	7,728	8,862	9,174
Net interest income	24,688	25,309	27,034	27,073
Provision for loan losses	2,700	5,400	400	—
Net interest income after provision for loan losses	21,988	19,909	26,634	27,073
Noninterest income	7,223	6,375	9,074	7,660
Noninterest expense	24,652	24,903	24,041	23,533
Net income before income taxes	4,559	1,381	11,667	11,200
Income tax expense	964	188	2,476	2,396
Net income	$3,595	$1,193	$9,191	$8,804
Net income per common share:
Basic	$0.22	$0.07	$0.54	$0.51
Diluted	$0.22	$0.07	$0.52	$0.49

	Three months ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Interest and dividend income	$35,820	$34,714	$34,400	$32,280
Interest expense	8,931	8,145	7,299	6,008
Net interest income	26,889	26,569	27,101	26,272
Provision for loan losses	200	5,500	—	—
Net interest income after provision for loan losses	26,689	21,069	27,101	26,272
Noninterest income	6,846	5,396	5,085	5,613
Noninterest expense	23,415	22,978	21,858	21,883
Net income before income taxes	10,120	3,487	10,328	10,002
Income tax expense	2,107	185	2,287	2,212
Net income	$8,013	$3,302	$8,041	$7,790
Net income per common share:
Basic	$0.45	$0.19	$0.45	$0.43
Diluted	$0.44	$0.18	$0.43	$0.41

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2020 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020, utilizing the framework established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2020 was effective.
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
Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in Item 8 of this Form 10-K. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of June 30, 2020.
Changes in Internal Controls There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers The information concerning our directors required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 16, 2020, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officers is contained under the caption “Information About Our Executive Officers” in Part I of this Form 10-K, and is incorporated herein by this reference.
Delinquent Section 16(a) Reports The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent shareholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 16, 2020, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
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
Audit Committee and Audit Committee Financial Experts Information required by this item regarding the audit committee of the Company's Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 16, 2020, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 11. Executive Compensation
The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 16, 2020, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 16, 2020, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. The information concerning our equity incentive plan required by this item is set forth below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,615,500	$18.12	236,344	(1)
(1)    132,444 securities remain for issuance of restricted stock and 103,900 securities remain for issuance of stock options.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 16, 2020, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 16, 2020, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

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
(t)
4.4	Description of HomeTrust Bancshares, Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	4.4
10.1	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(s)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(g)
10.3	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(u)
10.4	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Tony J. VunCannon	(g)
10.5	Employment Agreement between HomeTrust Bancshares, Inc. and Howard L. Sellinger	(g)
10.6	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(d)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(d)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(d)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(d)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(d)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(d)
10.7E	SERP Joinder Agreement for Stan Allen	(d)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(d)

10.7G	SERP Joinder Agreement for Peggy C. Melville	(d)
10.7H	SERP Joinder Agreement for William T. Flynt	(d)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(i)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(d)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(d)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(d)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(d)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(d)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(d)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(d)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(d)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(d)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(d)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(d)
10.12	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(r)
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	(j)
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(k)
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(k)
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(k)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(k)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(k)
10.19	Reserved
10.20	Reserved
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(n)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(n)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(n)
10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(n)
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(n)
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(n)
10.27	Offer Letter between HomeTrust Bank and Keith J. Houghton	(p)
10.28	Form of Relocation Repayment Agreement between HomeTrust Bank and Keith J. Houghton	(p)
10.29	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(g)
10.30	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(v)
10.31	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(w)
10.32	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Paula C. Labian	(x)
21.0	Subsidiaries of the Registrant	21.0
23.0	Consent of Dixon Hughes Goodman LLP	23.0
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0

101	The following materials from HomeTrust Bancshares’ Annual Report on Form 10-K for the year ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
_________________

(a)	Attached as Appendix A to the proxy statement/prospectus filed by HomeTrust Bancshares on November 2, 2016 pursuant to Rule 424(b) of the Securities Act of 1933.

(b)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on June 10, 2014 (File No. 001-35593).

(c)	Attached as Appendix A to the joint proxy statement/prospectus filed by HomeTrust Bancshares on April 28, 2014 pursuant to Rule 424(b) of the Securities Act of 1933.

(d)	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.

(e)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).

(f)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on May 1, 2018 (File No. 001-35593).

(g)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 11, 2018 (File No. 001-35593).

(h)	Reserved

(i)	Filed as an exhibit to Amendment No. One to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.

(j)	Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on December 5, 2012 (File No. 001-35593).

(k)	Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.

(l)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).

(m)	Filed as an exhibit to Jefferson Bancshares's, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).

(n)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).

(o)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on August 31, 2015 (File No. 001-35593).

(p)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).

(q)	Reserved

(r)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (File No. 001-35593).

(s)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-35593).

(t)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on August 21, 2018 (File No. 001-35593).

(u)	Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2018 (File No. 001-35593.

(v)	Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (File No. 001-35593).

(w)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-35593).

(x)	Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 (File No. 001-35593.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETRUST BANCSHARES, INC.

Date: September 11, 2020	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman of the Board,
President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dana L. Stonestreet	Chairman of the Board, President and Chief Executive Officer	September 11, 2020
Dana L. Stonestreet	(Principal Executive Officer)

/s/ Tony J. VunCannon	Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer	September 11, 2020
Tony J. VunCannon	(Principal Financial and Accounting Officer)

/s/ Sidney A. Biesecker	Director	September 11, 2020
Sidney A. Biesecker

/s/ J. Steven Goforth	Director	September 11, 2020
J. Steven Goforth

/s/ Robert E. James	Director	September 11, 2020
Robert E. James

/s/ Laura C. Kendall	Director	September 11, 2020
Laura C. Kendall

/s/ Craig C. Koontz	Director	September 11, 2020
Craig C. Koontz

/s/ Rebekah Lowe	Director	September 11, 2020
Rebekah Lowe

/s/ F.K. McFarland, III	Director	September 11, 2020
F.K. McFarland, III

/s/ John A. Switzer	Director	September 11, 2020
John A. Switzer

/s/ Richard T. Williams	Director	September 11, 2020
Richard T. Williams