Form 10-Q
period 2020-09-30
HomeTrust Bancshares, Inc.
filed 2020-11-06
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 17,020,724 shares of common stock, par value of $.01 per share, issued and outstanding as of November 5, 2020.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

Glossary of Defined Terms
The following items may be used throughout this Form 10-Q, including the Notes to Consolidated Financial Statements in Item 1 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q.

Term	Definition
ACL	Allowance for Credit Losses
AFS	Available-For-Sale
ASC	Accounting Standard Codification
ASU	Accounting Standard Update
BOLI	Bank Owned Life Insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of 2020
CD	Certificates of Deposit
CDA	Collateral Dependent Asset
CECL	Current Expected Credit Loss
CET1	Common Equity Tier 1
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
DCF	Discounted Cash Flow
ECL	Expected Credit Losses
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank of Richmond
GAAP	Generally Accepted Accounting Principles in the United States
GSE	Government-Sponsored Enterprises
HELOC	Home Equity Line of Credit
LIBOR	London Interbank Offered Rate
MBS	Mortgage-Backed Security
NCCOB	North Carolina Office of the Commissioner of Banks
OTTI	Other Than Temporary Impairment
PCD	Purchased Credit Deteriorated
PCI	Purchase Credit Impaired
PPP	Paycheck Protection Program
REO	Real Estate Owned
ROU	Right of Use
SEC	Securities and Exchange Commission
SBA	Small Business Administration
SBIC	Small Business Investment Companies
TDR	Troubled Debt Restructuring

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	September 30, 2020	June 30, 2020 (1)
Assets
Cash	$29,472	$31,908
Interest-bearing deposits	141,672	89,714
Cash and cash equivalents	171,144	121,622
Commercial paper, net	204,867	304,967
Certificates of deposit in other banks	52,361	55,689
Debt securities available for sale, at fair value (amortized cost of $93,342 and $124,918 at September 30, 2020 and June 30, 2020, respectively)	96,159	127,537
Other investments, at cost	38,949	38,946
Loans held for sale	124,985	77,177
Total loans, net of deferred loan costs	2,769,396	2,769,119
Allowance for credit losses	(43,132)	(28,072)
Net loans	2,726,264	2,741,047
Premises and equipment, net	59,418	58,462
Accrued interest receivable	10,648	12,312
REO	144	337
Deferred income taxes	19,209	16,334
BOLI	92,775	92,187
Goodwill	25,638	25,638
Core deposit intangibles	840	1,078
Other assets	50,633	49,519
Total Assets	$3,674,034	$3,722,852
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,742,046	$2,785,756
Borrowings	475,000	475,000
Other liabilities	56,637	53,833
Total liabilities	3,273,683	3,314,589
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,020,724 shares issued and outstanding at September 30, 2020; 17,021,357 at June 30, 2020	170	170
Additional paid in capital	170,204	169,648
Retained earnings	234,023	242,776
Unearned ESOP shares	(6,216)	(6,348)
Accumulated other comprehensive income	2,170	2,017
Total stockholders' equity	400,351	408,263
Total Liabilities and Stockholders' Equity	$3,674,034	$3,722,852
(1)    Derived from audited financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended
	September 30,
	2020	2019
Interest and Dividend Income
Loans	$28,592	$32,266
Commercial paper and interest-bearing deposits	881	2,253
Securities available for sale	528	896
Other investments	448	832
Total interest and dividend income	30,449	36,247
Interest Expense
Deposits	3,253	5,853
Borrowings	1,687	3,321
Total interest expense	4,940	9,174
Net Interest Income	25,509	27,073
Provision for Credit Losses	950	—
Net Interest Income after Provision for Credit Losses	24,559	27,073
Noninterest Income
Service charges and fees on deposit accounts	2,097	2,443
Loan income and fees	474	882
Gain on sale of loans held for sale	3,344	2,299
BOLI income	532	697
Other, net	2,192	1,339
Total noninterest income	8,639	7,660
Noninterest Expense
Salaries and employee benefits	15,207	13,912
Net occupancy expense	2,293	2,342
Computer services	2,307	2,024
Telephone, postage, and supplies	662	802
Marketing and advertising	325	679
Deposit insurance premiums	511	—
Gain on sale and impairment of REO	(35)	(19)
REO expense	248	258
Core deposit intangible amortization	238	411
Other	4,244	3,124
Total noninterest expense	26,000	23,533
Income Before Income Taxes	7,198	11,200
Income Tax Expense	1,445	2,396
Net Income	$5,753	$8,804
Per Share Data:
Net income per common share:
Basic	$0.35	$0.51
Diluted	$0.35	$0.49
Average shares outstanding:
Basic	16,230,990	17,097,647
Diluted	16,469,242	17,753,657
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended
	September 30,
	2020	2019
Net Income	$5,753	$8,804
Other Comprehensive Income
Unrealized holding gains on securities available for sale
Gains arising during the period	199	295
Deferred income tax expense	(46)	(68)
Total other comprehensive income	$153	$227
Comprehensive Income	$5,906	$9,031
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended September 30, 2020
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2020	17,021,357	$170	$169,648	$242,776	$(6,348)	$2,017	$408,263
Net income	—	—	—	5,753	—	—	5,753
Cumulative-effect adjustment due to the adoption of ASU 2016-13	—	—	—	(13,358)	—	—	(13,358)
Cash dividends declared on common stock, $0.07/common share	—	—	—	(1,148)	—	—	(1,148)
Retired stock	(633)	—	(9)	—	—	—	(9)
Stock option expense	—	—	164	—	—	—	164
Restricted stock expense	—	—	342	—	—	—	342
ESOP shares allocated	—	—	59	—	132	—	191
Other comprehensive income	—	—	—	—	—	153	153
Balance at September 30, 2020	17,020,724	$170	$170,204	$234,023	$(6,216)	$2,170	$400,351

	(Unaudited)
	Three Months Ended September 30, 2019
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2019	17,984,105	$180	$190,315	$224,545	$(6,877)	$733	$408,896
Net income	—	—	—	8,804	—	—	8,804
Cash dividends declared on common stock, $0.06/common share	—	—	—	(1,034)	—	—	(1,034)
Stock repurchased	(189,160)	(2)	(4,798)	—	—	—	(4,800)
Forfeited restricted stock	(3,200)	—	—	—	—	—	—
Granted restricted stock	13,000	—	—	—	—		—
Exercised stock options	13,400	—	194	—	—	—	194
Stock option expense	—	—	198	—	—	—	198
Restricted stock expense	—	—	245	—	—	—	245
ESOP shares allocated	—	—	205	—	133	—	338
Other comprehensive income	—	—	—	—	—	227	227
Balance at September 30, 2019	17,818,145	$178	$186,359	$232,315	$(6,744)	$960	$413,068
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Three Months Ended September 30,
	2020	2019
Operating Activities:
Net income	$5,753	$8,804
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	950	—
Depreciation	2,392	1,223
Deferred income tax expense	1,070	2,198
Net amortization and accretion	(442)	(1,705)
Gain on sale and impairment of REO	(35)	(19)
Gain on sale of loans held for sale	(3,344)	(2,299)
Origination of loans held for sale	(221,404)	(77,778)
Proceeds from sales of loans held for sale	158,185	62,122
Increase in deferred loan costs, net	(1,753)	(250)
Decrease in accrued interest receivable and other assets	1,926	419
Amortization of core deposit intangibles	238	411
BOLI income	(532)	(697)
ESOP compensation expense	191	338
Restricted stock and stock option expense	506	443
Increase (decrease) in other liabilities	516	(2,274)
Net cash used in operating activities	(55,783)	(9,064)
Investing Activities:
Purchase of securities available for sale	(500)	(49,375)
Proceeds from maturities of securities available for sale	27,285	1,900
Net proceeds (purchases) of commercial paper	100,397	(11,159)
Purchase of certificates of deposit in other banks	(996)	(5,130)
Maturities of certificates of deposit in other banks	4,324	7,018
Principal repayments of mortgage-backed securities	4,635	3,748
Net purchases of other investments	(3)	(522)
Net decrease (increase) in loans	19,583	(56,538)
Purchase of BOLI	(56)	(25)
Proceeds from redemption of BOLI	—	477
Purchase of premises and equipment	(1,807)	(383)
Purchase of operating lease equipment	(2,918)	(1,606)
Proceeds from sale of REO	228	412
Net cash provided by (used in) investing activities	150,172	(111,183)
Financing Activities:
Net increase (decrease) in deposits	(43,710)	166,937
Net increase in other borrowings	—	5,000
Common stock repurchased	—	(4,800)
Cash dividends paid	(1,148)	(1,034)
Retired stock	(9)	—
Exercised stock options	—	194
Net cash provided by (used in) financing activities	(44,867)	166,297
Net Increase in Cash and Cash Equivalents	49,522	46,050
Cash and Cash Equivalents at Beginning of Period	121,622	71,043
Cash and Cash Equivalents at End of Period	$171,144	$117,093

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
Supplemental Disclosures:	Three Months Ended September 30,
	2020	2019
Cash paid during the period for:
Interest	$5,308	$9,011
Income taxes	1,686	5
Noncash transactions:
Unrealized gain in value of securities available for sale, net of income taxes	153	227
Transfer of loans to REO	—	46
Transfer of loans held for sale to total loans	17,754	3,614
Transfer of one-to-four family loans to held for sale	—	256,803
Transfer of land from property and equipment to other assets for new finance lease accounting	—	2,052
New ROU asset and lease liabilities for new operating lease accounting	533	5,296
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2020 ("2020 Form 10-K") filed with the SEC on September 11, 2020. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2021.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to (i) the determination of the provision and the allowance for credit losses on loans and (ii) the valuation of goodwill and other intangible assets. These policies and judgments, estimates and assumptions are described in greater detail in notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in the Company's 2020 Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company's financial condition and operating results in future periods.
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
Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System, the FDIC, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau, in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:
• Accounting for Loan Modifications - A loan modification that does not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
See Note 6 Loans for more information on COVID-19 specific loans that have been modified or in deferral.
Adoption of CECL standard
On July 1, 2020, the Company adopted ASU No. 2016-13, "Financial Instruments-Credit Losses ("Topic 326"): Measurement of Credit Losses on Financial Instruments", sometimes referred to herein as ASU 2016-13. Topic 326 was subsequently amended by ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses; ASU No. 2019-05, Codification Improvements to Topic 326, Financial Instruments-Credit Losses; and ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This standard applies to all financial assets measured at amortized cost and off balance sheet credit exposures, including loans, investment securities and unfunded commitments. The Company applied the standard’s provisions using the modified retrospective method as a cumulative effect adjustment to retained earnings as of July 1, 2020. With this transition method, the Company did not have to restate comparative prior periods presented in the financial statements related to Topic 326, but will present comparative prior period disclosures using the previous accounting guidance for the allowance for loan losses. This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard.
ACL – Investment Securities
Management uses a systematic methodology to determine its ACL for investment securities held to maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held-to-maturity portfolio to determine whether a valuation account would need to be recorded. The Company currently has no investment securities held to maturity.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of September 30, 2020, the accrued interest receivable for investment securities available for sale was $453.
The Company’s estimate of expected credit losses includes a measure of the expected risk of credit loss even if that risk is remote. However, the Company does not measure expected credit losses on an investment security in which historical credit loss information adjusted for current conditions and reasonable and supportable forecast results in an expectation that nonpayment of the amortized cost basis is zero. Management does not expect nonpayment of the amortized cost basis to be zero solely on the basis of the current value of collateral securing the security but, instead, also considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. government agencies, residential MBS of U.S. government agencies and GSEs, and municipal bonds. All of the U.S. government agencies and U.S. government agency backed securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal bonds that do not have a zero expected credit loss will be evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value.
Management no longer evaluates securities for OTTI, as ASC Subtopic 326-30, "Financial Instruments—Credit Losses—Available-for-Sale Debt Securities," changes the accounting for recognizing impairment on available-for-sale debt securities. Each quarter management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a DCF method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses in the Consolidated Statements of Income.
ACL - Loans and leases
The ACL reflects management’s estimate of losses that will result from the inability of its borrowers to make required loan payments. The Company established the incremental increase in the ACL at adoption of the CECL standard through the cumulative effect adjustment to equity and subsequent adjustments will be made through a provision for credit losses charged against earnings. Management records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized.
Management uses a systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. The Company’s ACL recorded in the balance sheet reflects management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. The Company’s ACL is calculated using collectively evaluated and individually evaluated loans.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The Company collectively evaluates loans that share similar risk characteristics. In general, management has segmented loans by regulatory call code category and collectively evaluates loans within the retail and commercial categories. Loans within the retail consumer category include: 1-4 family, HELOCs - originated, HELOCs - purchased, construction and land/lots, indirect auto finance, and consumer. Loans within the commercial category include: commercial real estate, construction and development, commercial and industrial, equipment finance, and municipal leases.
For collectively evaluated loans, the Company uses a DCF method for each loan in a pool, and the results are aggregated at the pool level. A periodic tendency to default and absolute loss given default are applied to a projective model of the loan’s cash flow while considering prepayment and principal curtailment effects. The analysis produces expected cash flows for each instrument in the pool by pairing loan-level term information (maturity date, payment amount, interest rate, etc.) with top-down pool assumptions (default rates, prepayment speeds). The Company has identified the following portfolio segments for the current calculation: 1-4 family construction, 1-4 family mortgage – jr. lien, 1-4 family mortgage – sr. lien, commercial and industrial, commercial leases, construction – multi-family, construction – non-owner occupied, construction – owner occupied, consumer – auto, consumer – other, consumer – revolving, farmland, land and lot, multifamily, municipal leases, non-owner occupied CRE, owner occupied CRE, and HELOCs. PPP loans are fully guaranteed by the SBA; therefore, management estimates a zero reserve for PPP loans within its allowance for credit losses.
Management has determined that the peer loss experience provides the best basis for its assessment of expected credit losses to determine the ACL. The Company utilized peer call report data to measure historical credit loss experience with similar risk characteristics within the segments over an economic cycle. Management reviewed the historical loss information to appropriately adjust for differences in current asset specific risk characteristics. Management also considered further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that existed for the period over which historical information was evaluated. For all segment models for collectively evaluated loans (except for HELOCs), the Company incorporated one macroeconomic driver using a statistical regression modeling methodology. The HELOC segment incorporated two macroeconomic drivers. Due to the low loss rates of municipal leases and the expectation of them remaining low, management has elected to separately pool these loans. Management has elected to use readily available municipal default rates and loss given defaults in order to calculate expected credit losses.
Management considers forward-looking information in estimating expected credit losses. The Company uses the Fannie Mae quarterly economic forecast which is a baseline outlook for the United States economy. Management has evaluated the appropriateness of the reasonable and supportable forecast for the current period along with the inputs used in the estimation of expected credit losses. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to historical loss information within four quarters using a straight-line approach. Management may apply different reversion techniques depending on the economic environment for the financial asset portfolio and as of the current period has utilized a linear reversion technique. Management has evaluated the appropriateness of a reversion period for the current period and noted that it was reasonable.
Included in its systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures, management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments can either increase or decrease the quantitative model estimation (i.e. formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework that include the following: 1) lending policies and procedures, 2) credit review function, 3) experience and depth of management and staff, 4) external factors, and 5) actual and expected changes in economic and business conditions.
When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. For these individually evaluated loans, the Company maintains specific book balance thresholds for retail or consumer loans, commercial loans, municipal and equipment leases, and unsecured commercial loans. Management would adjust these thresholds if future analysis suggests a change is needed based on the credit environment at that time. Generally, individually evaluated loans other than TDRs are on nonaccrual status. Based on the thresholds above, financial assets will generally remain in pools unless they meet the dollar threshold or foreclosure is probable. The expected credit losses on individually evaluated loans will be estimated based on DCF analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms are not considered to be unique to the asset.
Management measures expected credit losses over the contractual term of the loans. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a TDR with a borrower. In the event of a reasonably-expected TDR, the Company factors the reasonably-expected TDR into the current expected credit losses estimate. The effects of a TDR are recorded when an individual asset is specifically identified as a reasonably-expected TDR. The Company identifies the point at which it offers the modification to the borrower as the point at which the TDR is reasonably expected for both commercial and consumer loans. The Company uses a DCF methodology to calculate the effect of the concession provided to the borrower in TDR within the ACL.
PCD assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e., ACL) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement. The expected credit loss, as of the acquisition day, of a PCD loan is added to the ACL. The non-credit discount or premium is the difference between the unpaid principal

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
balance and the amortized cost basis as of the acquisition date. Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the provision for credit losses. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis. In accordance with the transition requirements within the standard, the Company’s PCI loans were treated as PCD loans.
The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an ACL on accrued interest receivable. As of September 30, 2020, the accrued interest receivable for loans was $9,859.
The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. See "Note 6 - Loans" for additional details related to the Company's off-balance-sheet credit exposure. The current adjustment to the ACL for unfunded commitments would be recognized through the provision for credit losses in the Statement of Income.
2.    Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. The Company adopted this ASU on July 1, 2020, applying the modified-retrospective method. Related to the implementation of this ASU, we recorded additional ACL on financial instruments of $15,059, additional deferred tax assets of $3,989, additional reserve for unfunded commitments of $2,288, and a reduction to retained earnings of $13,358. The adoption of this ASU did not have an effect on AFS debt securities. See "Note 1 - Summary of Significant Accounting Policies" and "Note 6 - Loans" for additional details related to the adoption of this ASU.
See table below for impact of this ASU on the Company's consolidated balance sheet:

	July 1, 2020
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
ACL on commercial paper	$(250)	$—	$(250)

ACL on loans:
Retail consumer loans	$(17,692)	$(6,956)	$(10,736)
Commercial loans	(25,189)	(21,116)	(4,073)
Total ACL on loans	$(42,881)	$(28,072)	$(14,809)

Deferred income taxes	$20,323	$16,334	$3,989

Liabilities:
Liability for credit losses on off-balance sheet credit exposures	$2,288	$—	$2,288

Equity:
Retained earnings	$229,418	$242,776	$(13,358)
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this ASU remove, modify, and add certain disclosure requirements related to fair value measurements in ASC 820. The Company adopted this ASU on July 1, 2020. The adoption did not have a material effect on the Company's Consolidated Financial Statements.
In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses." This update clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The Company adopted this ASU on July 1, 2020. The adoption did not have a material effect on the Company's Consolidated Financial Statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." The amendments in this update are part of the FASB's ongoing project to improve codification and correcting unintended application. The items within this ASU are not expected to have a significant effect on current accounting practice. The Company adopted the amendments to Financial Instruments (ASU 2016-01) on July 1, 2020. The Company adopted the amendments to Financial Instruments-Credit Losses (ASU 2016-13) on July 1, 2020. The Company adopted the amendments to Derivatives and Hedging (ASU 2017-12) on July 1, 2019. The adoption did not have a material effect on the Company's Consolidated Financial Statements.
In May 2019, the FASB issued ASU 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief." The amendments in this update allow companies to irrevocably elect, upon the adoption of ASU 2016-13, the fair value option for financial instruments that i) were previously recorded at amortized cost and ii) are within the scope of the credit losses guidance in ASC 326-20, iii) are eligible for the fair value option under ASC 825-10, and iv) are not held-to-maturity debt securities. The Company adopted this ASU on July 1, 2020. The adoption did not have a material effect on the Company's Consolidated Financial Statements.
In November 2019, the FASB issued ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses." This ASU clarifies certain aspects of the amendments in ASU 2016-13 and is part of the FASB's ongoing project to improve codification and correcting unintended application. The items within this ASU are not expected to have a significant effect on current accounting practice. The Company adopted this ASU on July 1, 2020. The adoption did not have a material effect on the Company's Consolidated Financial Statements.
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
In March 2020, the FASB issued ASU 2020-03, "Codification Improvements to Financial Instruments." This ASU makes certain narrow-scope amendments to the following: i) clarified that all entities are required to provide fair value option disclosures; ii) clarified the applicability of the portfolio exception in ASC 820 to nonfinancial items; iii) aligned disclosures for depository and lending institutions (Topic 942) with guidance in Topic 320; iv) added cross-references to guidance in ASC 470-50 on line-of-credit or revolving-debt arrangements; v) added cross-references to net asset value practical expedient in ASC 820-10; vi) clarified the interaction between ASC 842 and ASC 326; and vii) clarified the interaction between ASC 326 and ASC 860-20. The amendments for issues i, ii, iv, and v became effective upon issuance and did not have a material effect on the Company's Consolidated Financial Statements. The Company adopted the amendments related to issue iii, vi, and vii on July 1, 2020. The adoption did not have a material effect on the Company's Consolidated Financial Statements.
In September 2020, the FASB issued ASU 2020-06, "Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)." This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. Specifically the ASU removes: i) major separation models required under GAAP and ii) certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contract to qualify for the exception. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2021 and early adoption is permitted.The adoption of ASU No. 2020-06 is not expected to have a material impact on the Company's Consolidated Financial Statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
3.    Debt Securities
Securities available for sale consist of the following at the dates indicated:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$3,961	$203	$—	$4,164
Residential MBS of U.S. Government Agencies and GSEs	42,438	1,785	(42)	44,181
Municipal Bonds	14,252	589	—	14,841
Corporate Bonds	32,691	284	(2)	32,973
Total	$93,342	$2,861	$(44)	$96,159

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Agencies	$3,957	$216	$—	$4,173
Residential MBS of U.S. Government Agencies and GSEs	46,629	1,776	(50)	48,355
Municipal Bonds	16,090	541	—	16,631
Corporate Bonds	58,242	270	(134)	58,378
Total	$124,918	$2,803	$(184)	$127,537
Debt securities available for sale by contractual maturity at September 30, 2020 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	September 30, 2020
	Amortized Cost	Estimated Fair Value
Due within one year	$28,086	$28,188
Due after one year through five years	18,910	19,640
Due after five years through ten years	3,176	3,418
Due after ten years	732	732
Mortgage-backed securities	42,438	44,181
Total	$93,342	$96,159
The Company had no sales of securities available for sale during the three months ended September 30, 2020 and 2019. There were no gross realized gains or losses for the three months ended September 30, 2020 and 2019.

Securities available for sale with costs totaling $86,804 and $82,888 and market values of $88,134 and $84,456 at September 30, 2020 and June 30, 2020, respectively, were pledged as collateral to secure various public deposits and other borrowings.
The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2020 and June 30, 2020 were as follows:

	September 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential MBS of U.S. Government Agencies and GSEs	$64	$(8)	$2,100	$(34)	$2,164	$(42)
Corporate Bonds	6,453	(2)	—	—	6,453	(2)
Total	$6,517	$(10)	$2,100	$(34)	$8,617	$(44)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential MBS of U.S. Government Agencies and GSEs	227	(10)	2,435	(40)	2,662	(50)
Corporate Bonds	11,779	(134)	—	—	11,779	(134)
Total	$12,006	$(144)	$2,435	$(40)	$14,441	$(184)
The total number of securities with unrealized losses at September 30, 2020, and June 30, 2020 were 20 and 24, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of September 30, 2020 continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities. See Note 1 – Summary of Significant Account Policies for further discussion.
Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
4.    Other Investments
Other investments, at cost consist of the following at the dates indicated:

	September 30, 2020	June 30, 2020
FHLB of Atlanta stock	$23,309	$23,309
FRB stock	7,371	7,368
SBIC investments	8,269	8,269
Total	$38,949	$38,946
As a requirement for membership, the Bank invests in the stock of both the FHLB of Atlanta and the FRB. No ready market exists for these securities so carrying value approximates their fair value based on the redemption provisions of the FHLB of Atlanta and the FRB, respectively. SBIC investments are equity securities without a readily determinable fair value.
5.    Loans Held For Sale
Loans held for sale as of the dates indicated consist of the following:

	September 30, 2020	June 30, 2020
One-to-four family	$42,271	$28,152
SBA	6,289	1,240
HELOCs	76,425	47,785
Total	$124,985	$77,177

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
6.    Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated:

	September 30, 2020	June 30, 2020
Commercial loans:
Commercial real estate	$1,068,255	$1,052,906
Construction and development	216,757	215,934
Commercial and industrial	148,413	154,825
Equipment finance	250,813	229,239
Municipal finance	130,337	127,987
Paycheck Protection Program	80,816	80,697
Total commercial loans	1,895,391	1,861,588
Retail consumer loans:
One-to-four family	459,285	473,693
HELOCs - originated	135,885	137,447
HELOCs - purchased	61,535	71,781
Construction and land/lots	78,799	81,859
Indirect auto finance	128,466	132,303
Consumer	10,035	10,259
Total retail consumer loans	874,005	907,342
Total loans	2,769,396	2,768,930
Deferred loan costs, net	—	189
Total loans, net of deferred loan costs	2,769,396	2,769,119
Allowance for credit losses	(43,132)	(28,072)
Loans, net	$2,726,264	$2,741,047
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, and FHLB Stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.
In accordance with the adoption of ASU 2016-13, the above table reflects the loan portfolio at the amortized cost basis as of September 30, 2020, to include net deferred cost of $1,941 and unamortized discount total related to loans acquired of $5,126. Accrued interest receivable of $9,859 is accounted for separately. The ACL at June 30, 2020 includes the Day 2 valuation allowance on PCI loans of $182.
The June 30, 2020 information in the above table reflects the loan portfolio prior to the adoption of ASU 2016-13. This information was reported as shown in the below tables under "Loans and Allowance for Loan Losses - Pre ASU 2016-13", with the acquired loans being net of earned income and of related discounts, which includes the credit discount on the acquired credit impaired loans.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial loans by origination year:

	Term Loans By Origination Year
September 30, 2020	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial real estate
Risk rating:
Pass	$39,049	$178,905	$136,267	$205,282	$179,598	$244,649	$65,271	$1,049,021
Special mention	—	—	—	1,300	4,419	3,134	149	9,002
Substandard	—	—	—	—	5,368	4,848	—	10,216
Doubtful	—	—	—	—	—	—	—	—
Loss	—	16	—	—	—	—	—	16
Total commercial real estate	$39,049	$178,921	$136,267	$206,582	$189,385	$252,631	$65,420	$1,068,255

Construction and development
Risk rating:
Pass	$4,304	$12,761	$19,144	$9,042	$2,481	$9,010	$158,838	$215,580
Special mention	—	—	—	—	—	624	—	624
Substandard	—	—	—	—	—	553	—	553
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and development	$4,304	$12,761	$19,144	$9,042	$2,481	$10,187	$158,838	$216,757

Commercial and industrial
Risk rating:
Pass	$7,657	$14,411	$23,496	$20,091	$19,799	$13,747	$28,483	$127,684
Special mention	—	—	1,116	—	9,624	193	9,494	20,427
Substandard	—	—	—	133	65	104	—	302
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial and industrial	$7,657	$14,411	$24,612	$20,224	$29,488	$14,044	$37,977	$148,413

Equipment finance
Risk rating:
Pass	$34,390	$131,227	$76,761	$7,057	$—	$—	$—	$249,435
Special mention	—	131	406	—	—	—	—	537
Substandard	—	174	667	—	—	—	—	841
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	$34,390	$131,532	$77,834	$7,057	$—	$—	$—	$250,813

Municipal leases
Risk rating:
Pass	$—	$21,521	$15,102	$20,487	$10,731	$58,216	$4,009	$130,066
Special mention	—	—	—	—	—	271	—	271
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$—	$21,521	$15,102	$20,487	$10,731	$58,487	$4,009	$130,337

Paycheck protection program
Risk rating:
Pass	$—	$80,816	$—	$—	$—	$—	$—	$80,816
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total paycheck protection program	$—	$80,816	$—	$—	$—	$—	$—	$80,816

Total commercial loans
Risk rating:
Pass	$85,400	$439,641	$270,770	$261,959	$212,609	$325,622	$256,601	$1,852,602
Special mention	—	131	1,522	1,300	14,043	4,222	9,643	30,861
Substandard	—	174	667	133	5,433	5,505	—	11,912
Doubtful	—	—	—	—	—	—	—	—
Loss	—	16	—	—	—	—	—	16
Total commercial loans	$85,400	$439,962	$272,959	$263,392	$232,085	$335,349	$266,244	$1,895,391

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for consumer loans by origination year:

	Term Loans By Origination Year
September 30, 2020	2021	2020	2019	2018	2017	Prior	Revolving	Total
One-to-four family
Risk rating:
Pass	$20,156	$49,079	$66,389	$64,066	$51,948	$191,398	$4,700	$447,736
Special mention	—	—	—	—	29	2,017	—	2,046
Substandard	—	1,008	—	219	206	7,868	—	9,301
Doubtful	—	—	—	—	—	202	—	202
Loss	—	—	—	—	—	—	—	—
Total one-to-four family	$20,156	$50,087	$66,389	$64,285	$52,183	$201,485	$4,700	$459,285

HELOCs - originated
Risk rating:
Pass	$1,021	$1,565	$1,638	$691	$751	$9,656	$117,713	$133,035
Special mention	—	—	—	—	—	807	—	807
Substandard	—	—	—	—	39	1,800	204	2,043
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOCs - originated	$1,021	$1,565	$1,638	$691	$790	$12,263	$117,917	$135,885

HELOCs - purchased
Risk rating:
Pass	$—	$—	$—	$—	$—	$—	$60,875	$60,875
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	660	660
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOCs - purchased	$—	$—	$—	$—	$—	$—	$61,535	$61,535

Construction and land/lots
Risk rating:
Pass	$103	$17,279	$5,105	$2,025	$—	$5,874	$47,790	$78,176
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	105	—	518	—	623
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land/lots	$103	$17,279	$5,105	$2,130	$—	$6,392	$47,790	$78,799

Indirect auto finance
Risk rating:
Pass	$11,876	$38,790	$25,030	$30,623	$14,176	$6,446	$—	$126,941
Special mention	—	—	—	—	—	—	—	—
Substandard	—	121	405	565	255	179	—	1,525
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total indirect auto finance	$11,876	$38,911	$25,435	$31,188	$14,431	$6,625	$—	$128,466

Total consumer loans
Risk rating:
Pass	$563	$1,469	$6,432	$439	$202	$246	$369	$9,720
Special mention	—	—	—	4	—	—	—	4
Substandard	223	18	11	18	6	25	10	311
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans	$786	$1,487	$6,443	$461	$208	$271	$379	$10,035

Total retail consumer loans
Risk rating:
Pass	$33,719	$108,182	$104,594	$97,844	$67,077	$213,620	$231,447	$856,483
Special mention	—	—	—	4	29	2,824	—	2,857
Substandard	223	1,147	416	907	506	10,390	874	14,463
Doubtful	—	—	—	—	—	202	—	202
Loss	—	—	—	—	—	—	—	—
Total retail consumer loans	$33,942	$109,329	$105,010	$98,755	$67,612	$227,036	$232,321	$874,005

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for consumer and commercial loans, prior to the adoption of ASU 2016-13:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2020
Commercial loans:
Commercial real estate	$1,028,709	$7,580	$10,779	$—	$16	$1,047,084
Construction and development	212,370	2,723	250	1	—	215,344
Commercial and industrial	130,202	20,439	2,622	—	—	153,263
Equipment finance	228,288	150	801	—	—	229,239
Municipal finance	127,706	281	—	—	—	127,987
Paycheck Protection Program	80,697	—	—	—	—	80,697
Retail consumer loans:
One-to-four family	458,248	1,724	9,042	206	—	469,220
HELOCs - originated	134,697	902	1,848	—	—	137,447
HELOCs - purchased	71,119	—	662	—	—	71,781
Construction and land/lots	81,112	—	402	—	—	81,514
Indirect auto finance	130,975	—	1,328	—	—	132,303
Consumer	9,894	4	361	—	—	10,259
Total loans	$2,694,017	$33,803	$28,095	$207	$16	$2,756,138
The following table presents the credit risk profile by risk grade for PCI consumer and commercial loans, prior to the adoption of ASU 2016-13:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2020
Commercial loans:
Commercial real estate	$3,181	$1,742	$899	$—	$—	$5,822
Construction and development	271	—	319	—	—	590
Commercial and industrial	1,556	—	3	—	3	1,562
Retail consumer loans:
One-to-four family	2,994	465	1,014	—	—	4,473
Construction and land/lots	108	—	237	—	—	345
Total loans	$8,110	$2,207	$2,472	$—	$3	$12,792

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents an aging analysis of past due loans (includes nonaccrual loans) by segment and class:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
September 30, 2020
Commercial loans:
Commercial real estate	$—	$2,108	$2,108	$1,066,147	$1,068,255
Construction and development	—	361	361	216,396	216,757
Commercial and industrial	29	90	119	148,294	148,413
Equipment finance	—	580	580	250,233	250,813
Municipal finance	—	—	—	130,337	130,337
Paycheck Protection Program	—	—	—	80,816	80,816
Retail consumer loans:
One-to-four family	2,248	2,127	4,375	454,910	459,285
HELOCs - originated	297	384	681	135,204	135,885
HELOCs - purchased	145	47	192	61,343	61,535
Construction and land/lots	—	249	249	78,550	78,799
Indirect auto finance	454	482	936	127,530	128,466
Consumer	227	33	260	9,775	10,035
Total loans	$3,400	$6,461	$9,861	$2,759,535	$2,769,396
The following table presents an aging analysis of past due loans by segment and class, prior to the adoption of ASU 2016-13:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2020
Commercial loans:
Commercial real estate	$4,528	$2,892	$7,420	$1,045,486	$1,052,906
Construction and development	293	341	634	215,300	215,934
Commercial and industrial	—	91	91	154,734	154,825
Equipment finance	303	498	801	228,438	229,239
Municipal finance	—	—	—	127,987	127,987
Paycheck Protection Program	—	—	—	80,697	80,697
Retail consumer loans:
One-to-four family	1,679	3,147	4,826	468,867	473,693
HELOCs - originated	442	310	752	136,695	137,447
HELOCs - purchased	214	47	261	71,520	71,781
Construction and land/lots	—	252	252	81,607	81,859
Indirect auto finance	756	285	1,041	131,262	132,303
Consumer	30	25	55	10,204	10,259
Total loans	$8,245	$7,888	$16,133	$2,752,797	$2,768,930

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the three months ended September 30, 2020.

	September 30, 2020	June 30, 2020	90 Days + & still accruing as of September 30, 2020	Nonaccrual with no allowance as of September 30, 2020	Interest income recognized
Commercial loans:
Commercial real estate	$7,841	$8,869	$—	$4,665	$232
Construction and development	554	465	—	78	29
Commercial and industrial	250	259	—	26	38
Equipment finance	668	801	—	516	—
Retail consumer loans:
One-to-four family	2,746	3,582	—	784	99
HELOCs - originated	619	531	—	—	34
HELOCs - purchased	660	662	—	—	7
Construction and land/lots	249	37	—	—	6
Indirect auto finance	797	668	—	—	32
Consumer	36	49	—	—	6
Total loans	$14,420	$15,923	$—	$6,069	$483
The decrease in the nonaccrual balance in the above schedule, compared to June 30, 2020, is mainly due to one large commercial nonaccrual loan paying off partially offset by the addition of nonaccrual loans of $965 of PCI loans, formerly accounted for as credit impaired loans, prior to the adoption of ASU 2016-13. These loans were previously excluded from nonaccrual loans. The adoption of CECL resulted in the discontinuation of the pool-level accounting for acquired credit impaired loans and replaced it with loan-level evaluation for nonaccrual status.
The following table presents an analysis of the ACL by segment:

	Three Months Ended September 30, 2020
	Commercial	Retail Consumer	Total
Balance at beginning of period	$21,116	$6,956	$28,072
Impact of adoption ASU 2016-13	4,073	10,736	14,809
Provision for credit losses	292	658	950
Charge-offs	(1,095)	(682)	(1,777)
Recoveries	813	265	1,078
Net charge-offs	(282)	(417)	(699)
Balance at end of period	$25,199	$17,933	$43,132
The following table presents an analysis of the allowance for loan losses by segment, prior to the adoption of ASU 2016-13:

	Three Months Ended September 30, 2019
	PCI	Commercial	Retail Consumer	Total
Balance at beginning of period	$201	$14,809	$6,419	$21,429
Provision for (recovery of) loan losses	(7)	455	(448)	—
Charge-offs	—	(35)	(395)	(430)
Recoveries	—	163	152	315
Balance at end of period	$194	$15,392	$5,728	$21,314

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents ending balances of loans and the related ACL, by segment and class:

	Allowance for Credit Losses			Total Loans Receivable
	Loans individually evaluated	Loans collectively evaluated	Total	Loans individually evaluated	Loans collectively evaluated	Total
September 30, 2020
Commercial loans:
Commercial real estate	$90	$11,915	$12,005	$6,552	$1,061,703	$1,068,255
Construction and development	—	2,736	2,736	80	216,677	216,757
Commercial and industrial	16	3,564	3,580	839	147,574	148,413
Equipment finance	84	6,355	6,439	606	250,207	250,813
Municipal finance	—	438	438	—	130,337	130,337
Paycheck Protection Program	—	—	—	—	80,816	80,816
Retail consumer loans:
One-to-four family	16	9,953	9,969	3,269	456,016	459,285
HELOCs - originated	—	2,016	2,016	—	135,885	135,885
HELOCs - purchased	—	932	932	—	61,535	61,535
Construction and land/lots	—	1,599	1,599	32	78,767	78,799
Indirect auto finance	—	3,139	3,139	—	128,466	128,466
Consumer	—	279	279	—	10,035	10,035
Total	$206	$42,926	$43,132	$11,378	$2,758,018	$2,769,396
The following table presents ending balances of loans and the related allowance, by segment and class, prior to the adoption of ASU 2016-13:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total
June 30, 2020
Commercial loans:
Commercial real estate	$113	$961	$10,731	$11,805	$5,822	$7,924	$1,039,160	$1,052,906
Construction and development	4	5	3,599	3,608	590	299	215,045	215,934
Commercial and industrial	15	31	2,153	2,199	1,562	852	152,411	154,825
Equipment finance	—	209	2,598	2,807	—	801	228,438	229,239
Municipal finance	—	—	697	697	—	—	127,987	127,987
Paycheck Protection Program	—	—	—	—	—	—	80,697	80,697
Retail consumer loans:
One-to-four family	17	52	2,400	2,469	4,473	4,304	464,916	473,693
HELOCs - originated	—	—	1,344	1,344	—	—	137,447	137,447
HELOCs - purchased	—	—	430	430	—	—	71,781	71,781
Construction and land/lots	33	—	1,409	1,442	345	296	81,218	81,859
Indirect auto finance	—	—	1,136	1,136	—	10	132,293	132,303
Consumer	—	—	135	135	—	—	10,259	10,259
Total	$182	$1,258	$26,632	$28,072	$12,792	$14,486	$2,741,652	$2,768,930
Prior to the adoption of ASU 2016-13, loans acquired through acquisitions were initially excluded from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations. The Company recorded these loans at fair value, which includes a credit discount, therefore, no allowance for loan losses was established for these acquired loans at acquisition. A provision for loan losses was recorded for any further deterioration in these acquired loans subsequent to the acquisition.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents impaired loans and the related allowance, by segment and class, excluding PCI loans, prior to the adoption of ASU 2016-13:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment With a Recorded Allowance	Recorded Investment With No Recorded Allowance	Total	Related Recorded Allowance
June 30, 2020
Commercial loans:
Commercial real estate	$10,401	$8,062	$1,068	$9,130	$976
Construction and development	1,785	818	80	898	11
Commercial and industrial	9,782	1,058	26	1,084	34
Equipment finance	2,631	303	498	801	209
Retail consumer loans:
One-to-four family	16,560	10,805	3,374	14,179	412
HELOCs - originated	2,087	1,585	53	1,638	43
HELOCs - purchased	662	662	—	662	3
Construction and land/lots	1,585	749	296	1,045	13
Indirect auto finance	1,075	486	241	727	5
Consumer	297	38	27	65	2
Total impaired loans	$46,865	$24,566	$5,663	$30,229	$1,708
The table above includes $15,743, of impaired loans that were not individually evaluated because these loans did not meet the Company's threshold for individual impairment evaluation. The recorded allowance above includes $450 related to these loans that were not individually evaluated.
The following table present average recorded investments in impaired loans and interest income recognized on impaired loans, prior to the adoption of ASU 2016-13:

	Three Months Ended
	September 30, 2019
	Average Recorded Investment	Interest Income Recognized
Commercial loans:
Commercial real estate	$9,614	$77
Construction and development	1,686	14
Commercial and industrial	734	10
Equipment finance	703	8
Retail consumer loans:
One-to-four family	15,338	206
HELOCs - originated	1,873	29
HELOCs - purchased	571	3
Construction and land/lots	1,195	24
Indirect auto finance	448	5
Consumer	47	3
Total loans	$32,209	$379

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents a summary of changes in the accretable yield for PCI loans, prior to the adoption of ASU 2016-13:

Three Months Ended
September 30, 2019
Accretable yield, beginning of period	$5,259
Reclass from nonaccretable yield (1)	115
Other changes, net (2)	(14)
Interest income	(444)
Accretable yield, end of period	$4,916
______________________________________
(1)    Represents changes attributable to expected loss assumptions.
(2)    Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates.
In estimating ECL, ASC 326 prescribes that if foreclosure is probable, a CDA is required to be measured at the fair value of collateral, but as a practical expedient, if foreclosure is not probable, fair value measurement is optional. For those CDA loans measured at the fair value of collateral, a credit loss expense is recorded for loan amounts in excess of fair value. The following table provides a breakdown between loans identified as CDAs and non-CDAs, by segment and class, and securing collateral, as well as collateral coverage for those loans at September 30, 2020:

	Type of Collateral and Extent to Which Collateral Secures Financial Assets
	Residential Property	Investment Property	Commercial Property	Business Assets	Other	Financial Assets Not Considered Collateral Dependent	Total
Commercial loans:
Commercial real estate	$—	$3,798	$2,468	$—	$—	$1,061,989	1,068,255
Construction and development	—	78	—	—	—	216,679	216,757
Commercial and industrial	—	—	—	25	—	148,388	148,413
Equipment finance	—	—	—	516	—	250,297	250,813
Municipal finance	—	—	—	—	—	130,337	130,337
Paycheck Protection Program	—	—	—	—	—	80,816	80,816
Retail consumer loans:
One-to-four family	1,085	—	—	—	—	458,200	459,285
HELOCs - originated	—	—	—	—	—	135,885	135,885
HELOCs - purchased	—	—	—	—	—	61,535	61,535
Construction and land/lots	—	—	—	—	—	78,799	78,799
Indirect auto finance	—	—	—	—	—	128,466	128,466
Consumer	—	—	—	—	—	10,035	10,035
Total	$1,085	$3,876	$2,468	$541	$—	$2,761,426	$2,769,396
Total Collateral Value	$1,205	$3,924	$2,732	$565	$—

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
For the three months ended September 30, 2020 and 2019, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Extended payment terms:
Retail consumer:
One-to-four family	—	$—	$—	1	$14	$14
Other TDRs:
Commercial:
Commercial and industrial	1	4,407	3,800	—	—	—
Retail consumer:
One-to-four family	—	—	—	3	35	34
Indirect auto finance	6	105	78	4	68	65
Total	7	$4,512	$3,878	8	$117	$113
Other TDRs include TDRs that have a below market interest rate and extended payment terms. The Company does not typically forgive principal when restructuring troubled debt.
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
One-to-four family	—	$—	2	$122
Indirect auto finance	1	11	—	—
Consumer	—	—	1	2
Total	1	$11	3	$124
In the determination of the ACL, management considers TDRs for all loan classes, and the subsequent nonperformance in accordance with their modified terms, by measuring impairment on a loan-by-loan basis based on either the value of the loan's expected future cash flows discounted at the loan's original effective interest rate or on the collateral value, net of the estimated costs of disposal, if the loan is collateral dependent.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
Off-Balance-Sheet Credit Exposure
The Company maintains a separate reserve for credit losses from off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheets. The reserve for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit losses in the consolidated statements of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as our loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At September 30, 2020, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $2,288.
Modifications in response to COVID-19
Beginning in March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with a joint agency statement issued by banking agencies and confirmed by FASB staff that short-term modifications made in response to COVID-19 are not TDRs. Accordingly, the Company does not account for such loan modifications as TDRs. As of September 30, 2020, modifications totaling $1,106 and $90,138 had been granted in retail consumer loans and commercial loans, respectively.
The Bank is offering payment and financial relief programs for borrowers impacted by COVID-19. These programs include loan payment deferrals for up to 90 days (which can be renewed for another 90 days under certain circumstances) waived late fees, and suspension of foreclosure proceedings and repossessions. Since March, we have received numerous requests from borrowers for some type of payment relief; however, the majority of these payment deferrals have ended and borrowers are again making regular loan payments. The breakout of loans deferred by loan type as of the dates indicated is as follows:

Payment Deferrals by Loan Types (1)
	September 30, 2020		August 31, 2020		June 30, 2020
	Deferral	Percent of Total Loan Portfolio	Deferral	Percent of Total Loan Portfolio	Deferral	Percent of Total Loan Portfolio
Lodging	$60,782	2.2%	$64,686	2.4%	$108,171	4.0%
Other commercial real estate, construction and development, and commercial and industrial	27,169	1.0	43,056	1.6	367,443	13.7
Equipment finance	2,187	0.1	4,547	0.2	33,693	1.3
One-to-four family	684	—	2,360	0.1	36,821	1.4
Other consumer loans	422	—	589	—	5,203	0.2
Total	$91,244	3.3%	$115,238	4.3%	$551,331	20.6%
__________________________
(1)    Modified loans are not included in classified assets or nonperforming assets.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
7.    Real Estate Owned
The activity within REO for the periods shown is as follows:

	Three Months Ended September 30,
	2020	2019
Balance at beginning of period	$337	$2,929
Transfers from loans	—	46
Sales, net of gain or loss	(193)	(381)
Writedowns	—	(12)
Balance at end of period	$144	$2,582
At September 30, 2020 and June 30, 2020, the Bank had $0 and $97, respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $555 and $1,318 at September 30, 2020 and June 30, 2020, respectively.
8.    Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Three Months Ended September 30,
	2020	2019
Numerator:
Net income	$5,753	$8,804
Allocation of earnings to participating securities	(50)	(68)
Numerator for basic EPS - Net income available to common stockholders	$5,703	$8,736
Effect of dilutive securities:
Dilutive effect to participating securities	6	8
Numerator for diluted EPS	$5,709	$8,744
Denominator:
Weighted-average common shares outstanding - basic	16,230,990	17,097,647
Effect of dilutive shares	238,252	656,010
Weighted-average common shares outstanding - diluted	16,469,242	17,753,657
Net income per share - basic	$0.35	$0.51
Net income per share - diluted	$0.35	$0.49
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 573,900 stock options that were anti-dilutive for the three months ended September 30, 2020. There were 470,800 stock options that were anti-dilutive for the three months ended September 30, 2019, respectively.
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
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the three months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,
	2020	2019
Share-based compensation expense	$506	$443
Tax benefit	$119	$104

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The table below presents stock option activity for the three months ended September 30, 2020 and 2019:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2019	1,657,214	$17.59	5.0	$12,909
Granted	25,000	25.37	—	—
Exercised	13,400	14.50	—	—
Forfeited	800	17.35	—	—
Options outstanding at September 30, 2019	1,668,014	$17.73	4.9	$13,969
Exercisable at September 30, 2019	1,266,214	$15.40	3.8	$13,509
Non-vested at September 30, 2019	401,800	$25.07	8.1	$460

Options outstanding at June 30, 2020	1,615,500	$18.12	4.4	$1,711
Forfeited	200	24.95	—	—
Options outstanding at September 30, 2020	1,615,300	$18.12	4.1	$—
Exercisable at September 30, 2020	1,303,000	$16.31	3.3	$—
Non-vested at September 30, 2020	312,300	$25.68	7.6	$—
There were no options granted during the three months ended September 30, 2020. Assumptions used in estimating the fair value of options granted during the three months ended September 30, 2019 are presented below:

September 30,
2019
Weighted-average volatility	17.84%
Expected dividend yield	0.95%
Risk-free interest rate	1.55%
Expected life (years)	6.5
Weighted-average fair value of options granted	$4.67
At September 30, 2020, the Company had $1,535 of unrecognized compensation expense related to 312,300 stock options originally scheduled to vest over a five-year vesting period. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.5 years at September 30, 2020. At September 30, 2019, the Company had $2,052 of unrecognized compensation expense related to 401,800 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.7 years at September 30, 2019.
The table below presents restricted stock award activity for the three months ended September 30, 2020 and 2019:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2019	123,800	$24.65	$2,258
Granted	13,000	25.37	—
Vested	400	19.02	—
Forfeited	3,200	20.62	—
Non-vested at September 30, 2019	133,200	$24.83	$2,256

Non-vested at June 30, 2020	144,046	$25.89	$2,305
Vested	2,600	25.37	—
Forfeited	200	24.95	—
Non-vested at September 30, 2020	141,246	$25.90	$1,918
The table above includes nonvested performance-based restrictive stock units totaling 16,440 and 10,375 at September 30, 2020 and 2019, respectively. Each issuance of these stock units are scheduled to vest over 3.0 years assuming certain performance metrics are met.
At September 30, 2020, unrecognized compensation expense was $2,715 related to 141,246 shares of restricted stock originally scheduled to vest over three- and five-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
expected to be recognized was 1.6 years at September 30, 2020. At September 30, 2019, unrecognized compensation expense was $2,579 related to 133,200 shares of restricted stock originally scheduled to vest over three-, five-, and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.7 years at September 30, 2019.
10.    Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At September 30, 2020 and June 30, 2020, respectively, loan commitments (excluding $130,561 and $141,557 of undisbursed portions of construction loans) totaled $104,441 and $57,798 of which $31,266 and $10,678 were variable rate commitments and $73,175 and $47,120 were fixed rate commitments. The fixed rate loans had interest rates ranging from 1.09% to 8.28% at September 30, 2020 and 1.74% to 8.54% at June 30, 2020, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $396,467 and $398,781 at September 30, 2020 and June 30, 2020, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, we enter into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these interest rate lock commitments was not material at September 30, 2020 or June 30, 2020.
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
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of September 30, 2020 and June 30, 2020 were $7,768 and $7,766, respectively. There was no liability recorded for these letters of credit at September 30, 2020 or June 30, 2020, respectively.
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
11.    Fair Value of Financial Instruments
The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. The fair value of financial instruments presented in this note are based on the same methodology as presented in Note 21 of the Notes to Consolidated Financial Statements contained in the Company’s 2020 Form 10-K.
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
Individually Evaluated Loans
The Company does not record loans at fair value on a recurring basis. From time to time, however, a loan is individually evaluated and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are individually evaluated. Once a loan is identified, the fair value is estimated using one of two ways, which include collateral value and discounted cash flows. The Company reviews all individually evaluated loans each quarter to determine if an allowance is necessary. Those individually evaluated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.
Loans are considered collateral dependent if repayment is expected solely from the collateral. For these collateral dependent loans, the Company obtains updated appraisals at least annually. These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary. As part of the quarterly review of individually evaluated loans, the Company reviews these appraisals to determine if any additional discounts to the fair value are necessary. If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals. For loans that are not collateral dependent, estimated fair value is based on the present value of expected future cash flows using the interest rate implicit in the original agreement. Impaired loans where a charge-off has occurred or an allowance is established during the period being reported require classification in the fair value hierarchy. The Company records such loans as a nonrecurring Level 3 in the fair value hierarchy.
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

	September 30, 2020
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$4,164	$—	$4,164	$—
Residential MBS of U.S. Government Agencies and GSEs	44,181	—	44,181	—
Municipal Bonds	14,841	—	14,841	—
Corporate Bonds	32,973	—	32,973	—
Total	$96,159	$—	$96,159	$—

	June 30, 2020
Description	Total	Level 1	Level 2	Level 3
U.S Government Agencies	$4,173	$—	$4,173	$—
Residential MBS of U.S. Government Agencies and GSEs	48,335	—	48,335	—
Municipal Bonds	16,631	—	16,631	—
Corporate Bonds	58,378	—	58,378	—
Total	$127,517	$—	$127,517	$—
There were no transfers between levels during the three months ended September 30, 2020.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	September 30, 2020
Description	Total	Level 1	Level 2	Level 3
Individually evaluated loans	$5,150	$—	$—	$5,150

	June 30, 2020
Description	Total	Level 1	Level 2	Level 3
Individually evaluated loans	$9,168	$—	$—	$9,168
REO	97	—	—	97
Total	$9,265	$—	$—	$9,265
Quantitative information about Level 3 fair value measurements during the period ended September 30, 2020 is shown in the table below:

Nonrecurring measurements:	Fair Value at September 30, 2020	Valuation Techniques	Unobservable Input	Range	Weighted Average
Individually evaluated loans	$5,150	Discounted appraisals and discounted cash flows	Collateral discounts and discount spread	0% - 63% 2% - 3%	12%
The stated carrying value and estimated fair value amounts of financial instruments as of September 30, 2020 and June 30, 2020, are summarized below:

	September 30, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$171,144	$171,144	$171,144	$—	$—
Commercial paper	204,867	204,867	204,867	—	—
Certificates of deposit in other banks	52,361	52,361	—	52,361	—
Securities available for sale	96,159	96,159	—	96,159	—
Loans, net	2,726,264	2,688,377	—	—	2,688,377
Loans held for sale	124,985	126,670	—	—	126,670
FHLB stock	23,309	23,309	23,309	—	—
FRB stock	7,371	7,371	7,371	—	—
SBIC investments	8,269	8,269	—	—	8,269
Accrued interest receivable	10,648	10,648	—	789	9,859
Liabilities:
Noninterest-bearing and NOW deposits	1,067,125	1,067,125	—	1,067,125	—
Money market accounts	826,970	826,970	—	826,970	—
Savings accounts	202,787	202,787	—	202,787	—
Certificates of deposit	645,164	649,685	—	649,685	—
Borrowings	475,000	490,822	—	490,822	—
Accrued interest payable	719	719	—	719	—

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
The Company had off-balance sheet financial commitments, which included approximately $631,469 and $598,136 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at September 30, 2020 and June 30, 2020, respectively (see Note 10). Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
12.    Leases
As Lessee - Operating Leases
Company operating leases primarily include office space and bank branches. Certain leases include one or more options to renew, with renewal terms that can extend the lease term up to 15 additional years. The exercise of lease renewal options is at our sole discretion. When it is reasonably certain that we will exercise our option to renew or extend the lease term, that option is included in estimating the value of the ROU and lease liability. At September 30, 2020, we did not have any leases that had not yet commenced for which we had created a ROU asset and a lease liability. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of our lease agreements include periodic rate adjustments for inflation. The depreciable life of ROU assets and leasehold improvements are limited to the shorter of the useful life or the expected lease term. Leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets; we recognize lease expenses for these leases over the lease term.
The following table presents supplemental balance sheet information related to operating leases. ROU assets are included in other assets and lease liabilities are included in other liabilities.

Supplemental Balance Sheet Information:	September 30, 2020	June 30, 2020
ROU assets	$4,827	$4,601
Lease liabilities	4,824	4,590
Weighted-average remaining lease terms	4.79	5.02
Weighted-average discount rate	2.81%	2.97%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at September 30, 2020:

Fiscal year ending June 30:
Remaining 2021	$987
2022	1,248
2023	1,200
2024	735
2025	349
Thereafter	676
Total of future minimum payments	$5,195
The following table presents components of operating lease expense for the three months ended September 30, 2020 and 2019:

	2020	2019
Operating lease cost (included in occupancy expense)	$439	$473
Sublease income (included in other, net noninterest income)	(61)	(64)
Total operating lease expense, net	378	409
As Lessee - Finance Lease
The Company currently leases land for one of its branch office locations under a finance lease. The ROU asset for the finance lease totaled $2,052 at September 30, 2020 and June 30, 2020 and is included in other assets. The corresponding lease liability totaled $1,833 and $1,843 at September 30, 2020 and June 30, 2020, respectively, and is included in other liabilities. For the three months ended September 30, 2020 and 2019, interest expense on the lease liability totaled $24 and $24, respectively. The finance lease has a maturity date of July 2028 and a discount rate of 5.18%.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following schedule summarizes aggregate future minimum lease payments under this finance lease obligation at September 30, 2020:

Fiscal year ending June 30:
Remaining 2021	$100
2022	134
2023	134
2024	145
2025	146
Thereafter	1,848
Total minimum lease payments	2,507
Less: amount representing interest	(674)
Present value of net minimum lease payments	$1,833
Supplemental lease cash flow information for the three months ended September 30, 2020 and 2019:

	2020	2019
ROU assets - noncash additions (operating leases)	$533	$5,296
ROU assets - noncash addition (finance lease)	—	2,052
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	524	558
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	33	33
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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from 1 to 5 years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $22,540 and $21,595 with a residual value of $10,971 and $12,370 as of September 30, 2020 and June 30, 2020, respectively. For the three months ended September 30, 2020 and 2019, total equipment finance operating lease income totaled $1,325 and $568, respectively. For the three months ended September 30, 2020 and 2019, depreciation expense totaled $1,541 and $350, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following schedule summarizes aggregate future minimum operating lease payments to be received at September 30, 2020:

Fiscal year ending June 30:
Remaining 2021	$5,295
2022	4,002
2023	2,366
2024	709
2025	180
Thereafter	13
Total of future minimum payments	$12,565
As Lessor - Finance Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment. For the three months ended September 30, 2020 and 2019, total interest income on equipment finance leases totaled $530 and $319, respectively.
The following table presents components of finance lease net investment included within equipment finance class of financing receivables:

	September 30, 2020	June 30, 2020
Lease receivables	$48,358	$44,927
The following schedule summarizes aggregate future minimum finance lease payments to be received at September 30, 2020:

Fiscal year ending June 30:
Remaining 2021	$9,457
2022	12,324
2023	12,084
2024	10,385
2025	7,195
Thereafter	1,676
Total minimum payments	53,121
Less: amount representing interest	(4,763)
Total	$48,358

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would," and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the effect of the COVID-19 pandemic, including on the Company’ credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for credit losses and provision for credit losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of LIBOR, and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Board of Governors of the Federal Reserve System (“Federal Reserve”), the NCCOB, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in laws or regulations, changes in regulatory policies and principles or the application or interpretation of laws and regulations by regulatory agencies and tax authorities, including changes in deferred tax asset and liability activity, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; management's assumptions in determining the adequacy of the allowance for credit losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the CARES Act; and the other risks detailed from time to time in our filings with the SEC, including our 2020 Form 10-K.
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

Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences, including home equity loans and construction and land/lot loans, commercial real estate loans, construction and development loans, commercial and industrial loans, SBA loans, equipment finance leases, indirect automobile loans, and municipal finance agreements. We also work with a third party to originate HELOCs which are pooled and sold. In addition, we purchase investment securities consisting primarily of securities issued by United States Government agencies and GSEs, as well as corporate bonds, commercial paper and FDIC insured certificates of deposit.
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
Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the recent 150 basis point reduction in the targeted federal funds rate, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in fiscal 2021 and possibly longer.
A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, loan income and fees, lease income, gain on sale of loans, and gains and losses from sales of securities.
An offset to net interest income is the provision for credit losses which is required to establish the ACL. Under the new CECL standard all financial assets measured at amortized cost and off balance sheet credit exposures, including loans, investment securities and unfunded commitments are evaluated for credit losses. See Note 1 – Summary of Significant Account Policies for further discussion.
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
At September 30, 2020, we had 41 locations in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Critical Accounting Policies and Estimates
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. These policies relate to (i) the determination of the provision and the ACL, and (ii) the valuation of goodwill and other intangible assets. The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Management uses a systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. See Note 1 — Summary of Significant Accounting Policies and Note 6 — Loans and Allowance for Credit Losses on Loans in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL. The valuation of goodwill and other intangible assets policy is described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies in the Company's 2020 Form 10-K.

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
Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report contains certain non-GAAP financial measures, which include: tangible book value; tangible book value per share, tangible equity to tangible assets ratio; and the ratio of the ACL to total loans excluding PPP loans. Management has presented the non-GAAP financial measures in this discussion and analysis because it believes including these items is more indicative of and provides useful and comparative information to assess trends in our core operations while facilitating comparison of the quality and composition of the Company’s earnings over time and in comparison to its competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months Ended September 30, 2020 and 2019” for more detailed information about our financial performance.

Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

	As of
	September 30,	June 30,	September 30,
(Dollars in thousands, except per share data)	2020	2020	2019
Total stockholders' equity	$400,351	$408,263	$413,068
Less: goodwill, core deposit intangibles, net of taxes	26,285	26,468	27,246
Tangible book value (1)	$374,066	$381,795	$385,822
Common shares outstanding	17,020,724	17,016,372	17,818,145
Tangible book value per share	$21.98	$22.44	$21.65
Book value per share	$23.52	$23.99	$23.18

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
	September 30,	June 30,	September 30,
(Dollars in thousands)	2020	2020	2019
Tangible book value (1)	$374,066	$381,795	$385,822
Total assets	3,674,034	3,722,852	3,655,609
Less: goodwill, core deposit intangibles, net of taxes	26,285	26,468	27,246
Total tangible assets(2)	$3,647,749	$3,696,384	$3,628,363
Tangible equity to tangible assets	10.25%	10.33%	10.63%
_________________________________________________________________
(1)    Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.
(2)    Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of the ACL to total loans (excluding net deferred loan costs) and the allowance for credit losses as adjusted to exclude PPP loans:

	As of
(Dollars in thousands)	September 30,	June 30,	September 30,
	2020	2019	2019
Total gross loans receivable (GAAP)	$2,767,454	$2,768,930	$2,508,477
Less: PPP loans (1)	80,816	80,697	—
Adjusted gross loans (non-GAAP)	$2,686,638	$2,688,233	$2,508,477

ACL	$43,132	$28,072	$21,314
ACL / Adjusted gross loans (non-GAAP)	1.61%	1.04%	0.85%
_________________________________________________________________
(1)    PPP loans are fully guaranteed loans by the U.S, government and became available with the CARES Act.

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
Paycheck Protection Program Participation. The CARES Act authorized the SBA to temporarily guarantee loans under the new PPP loan program. The goal of the PPP is to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.
As of September 30, 2020, we had originated $80.8 million of PPP loans for 290 customers. Net origination fees on these loans are approximately $2.1 million which were deferred and are being accreted into interest income as the loans are repaid or forgiven. Due to demand exceeding our capacity, we partnered with a third party to process and fund additional PPP loans, which to date total $32.1 million for almost 1,000 customers. We are also continuing to work with our clients to assist them with accessing other borrowing options, including the Main Street Lending Program and other government sponsored lending programs, as appropriate.
Loan Modifications. The Company is closely monitoring the effects of COVID-19 on our loan portfolio and will continue to monitor all the associated risks to minimize any potential losses. HomeTrust Bank is offering payment and financial relief programs for borrowers impacted by COVID-19. These programs include loan payment deferrals for up to 90 days, waived late fees, and suspension of foreclosure proceedings and repossessions. Since March, we have received numerous requests from borrowers for some type of payment relief; however, the majority of these payment deferrals have ended and borrowers are again making regular loan payments. The breakout of loans deferred by loan type as of the dates indicated is as follows:

Payment Deferrals by Loan Types
	September 30, 2020		August 31, 2020		June 30, 2020
	Deferral	Percent of Total Loan Portfolio	Deferral	Percent of Total Loan Portfolio	Deferral	Percent of Total Loan Portfolio
Lodging	$60,782	2.2%	$64,686	2.4%	$108,171	4.0%
Other commercial real estate, construction and development, and commercial and industrial	27,169	1.0	43,056	1.6	367,443	13.7
Equipment finance	2,187	0.1	4,547	0.2	33,693	1.3
One-to-four family	684	—	2,360	0.1	36,821	1.4
Other consumer loans	422	—	589	—	5,203	0.2
Total	$91,244	3.3%	$115,238	4.3%	$551,331	20.6%
All loans modified due to COVID-19 are separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. The deferrals are short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current as of December 31, 2019 and are not considered TDRs.
We believe the steps we are taking are necessary to effectively manage our portfolio and assist our customers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic. In addition, we will continue to work with our customers to determine the best option for repayment of accrued interest on the deferred payments.
Branch Operations. Since the beginning of the pandemic, we have taken various steps to ensure the safety of our customers and our team members by limiting branch activities to appointment only and use of our drive-up facilities, and by encouraging the use of our digital and electronic banking channels, all the while adjusting for evolving State and Federal guidelines. On October 13, 2020, we reopened the lobbies of all our branches across our four state footprint with appropriate protective measures to help ensure the safety of our customers and retail banking employees.
Comparison of Financial Condition at September 30, 2020 and June 30, 2020
General.  Total assets and liabilities remained at $3.7 billion and $3.3 billion, at September 30, 2020 compared June 30, 2020, respectively. The cumulative decrease of $82.0 million, or 14.8% in cash and cash equivalents, commercial paper, and securities available for sale was mainly used to fund the $47.8 million, or 61.9% increase in loans held for sale and the $43.7 million, or 1.6% decrease in deposits. The increase in loans held for sale primarily relates to home equity loans originated for sale during the period.
On July 1, 2020, the Company adopted the CECL accounting standard in accordance with ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The cumulative effect adjustment from this change in accounting standard resulted in an increase in our ACL for loans of $14.8 million, additional deferred tax assets of $3.9 million, additional reserve for unfunded loan commitments of $2.3 million, and a reduction to retained earnings of $13.2 million. In addition, an ACL for commercial paper was established for $250,000 with a deferred tax asset of $58,000. The adoption of this ASU did not have an effect on available for sale debt securities for the three months ended September 30, 2020.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents increased $49.5 million, or 40.7%, to $171.1 million at September 30, 2020 from $121.6 million at June 30, 2020. Commercial paper decreased $100.1 million, or 32.8% to $204.9 million at September 30, 2020 from $305.0 million at June 30, 2020 as a result of the lower interest rate environment. Our investments in commercial paper have short-term maturities and limited exposure of $15.0 million or less per each highly-rated company.
Investments.  Debt securities available for sale decreased $31.4 million, or 24.6%, to $96.2 million at September 30, 2020 from $127.5 million at June 30, 2020. During the three months ended September 30, 2020, $27.3 million of securities matured and $4.6 million of MBS principal payments were received. At September 30, 2020, certificates of deposit in other banks decreased $3.3 million, or 6.0% to $52.4 million compared to $55.7 million at June 30, 2020. The decrease in certificates of deposit in other banks was due to $1.0 million in CD purchases offset by $4.3 million in maturities. All certificates of deposit in other banks are fully insured by the FDIC. We evaluate securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. We do not believe that there were any credit losses at September 30, 2020; therefore, no impairment losses were recorded during the first three months of fiscal 2021. Other investments at cost remained at $39.0 million at September 30, 2020 compared to June 30, 2020. Other investments at cost included FHLB stock, FRB stock, and SBIC investments totaling $23.3 million, $7.4 million, and $8.3 million, respectively.
Loans held for sale. Loans held for sale increased to $125.0 million at September 30, 2020 from $77.2 million at June 30, 2020. The increase was primarily driven by a $28.6 million, or 59.9% increase in HELOCs originated for sale, as well a 50.2% increase in mortgage loans originated for sale of $14.1 million and an increase in SBA loans held for sale of $5.0 million.
Loans.  Total loans receivable remained at $2.8 billion for September 30, 2020 compared to June 30, 2020.

Commercial and retail consumer loans consist of the following at the dates indicated:

	As of				Percent of total
	September 30,	June 30,	Change		September 30,	June 30,
(Dollars in thousands)	2020	2020	$	%	2020	2020
Commercial loans:
Commercial real estate	$1,068,255	$1,052,906	$15,349	1.5%	38.6%	38.0%
Construction and development	216,757	215,934	823	0.4	7.8	7.8
Commercial and industrial	148,413	154,825	(6,412)	(4.1)	5.4	5.6
Equipment finance	250,813	229,239	21,574	9.4	9.1	8.3
Municipal leases	130,337	127,987	2,350	1.8	4.7	4.6
PPP loans	80,816	80,697	119	0.1	2.9	2.9
Total commercial loans	1,895,391	1,861,588	33,803	1.8	68.5	67.2

Retail consumer loans:
One-to-four family	459,285	473,693	(14,408)	(3.0)	16.6	17.1
HELOCs - originated	135,885	137,447	(1,562)	(1.1)	4.9	5.0
HELOCs - purchased	61,535	71,781	(10,246)	(14.3)	2.2	2.6
Construction and land/lots	78,799	81,859	(3,060)	(3.7)	2.8	3.0
Indirect auto finance	128,466	132,303	(3,837)	(2.9)	4.6	4.8
Consumer	10,035	10,259	(224)	(2.2)	0.4	0.4
Total retail consumer loans	874,005	907,342	(33,337)	(3.7)	31.5	32.8
Total loans	$2,769,396	$2,768,930	$466	—%	100.0%	100.0%
Asset Quality. Our overall asset quality metrics continue to demonstrate our commitment to growing and maintaining a loan portfolio with a moderate risk profile; however, we will remain diligent in our review of the portfolio and overall economy as we continue to maneuver through the uncertainty surrounding COVID-19.
Nonperforming assets decreased by $1.7 million, or 10.7% to $14.5 million, or 0.40% of total assets, at September 30, 2020 from $16.3 million, or 0.44% of total assets at June 30, 2020. Nonperforming assets included $14.4 million in nonaccruing loans and $144,000 in REO at September 30, 2020, compared to $15.9 million and $337,000, in nonaccruing loans and REO, respectively, at June 30, 2020. Included in nonperforming loans at September 30, 2020 are $5.3 million of TDR loans of which $4.2 million were current with respect to their modified payment terms. At September 30, 2020, $7.2 million, or 50.3%, of nonaccruing loans were current on their loan payments. Nonperforming loans to total loans was 0.52% at September 30, 2020 and 0.58% at June 30, 2020.
The ratio of classified assets to total assets decreased to 0.73% at September 30, 2020 from 0.84% at June 30, 2020. Classified assets decreased to $26.9 million at September 30, 2020 compared to $31.1 million at June 30, 2020 primarily due to $2.1 million in payoffs and $1.8 million in charge-offs during the quarter.
Our individually evaluated loans are comprised of loans meeting certain thresholds, on nonaccrual status, and all TDRs, whether performing or on nonaccrual status under their restructured terms. Individually evaluated loans may be evaluated for reserve purposes using either the cash flow or the collateral valuation method. As of September 30, 2020, there were $11.4 million loans individually evaluated. For more information on these individually evaluated loans, see Note 6 of the Notes to Consolidated Financial Statements under Item 1 of this report.
Allowance for credit losses.  On July 1, 2020, the Company adopted the CECL accounting standard in accordance with ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The cumulative effect adjustment from this change in accounting standard resulted in an increase in our ACL for loans of $14.8 million, additional deferred tax assets of $3.9 million, additional reserve for unfunded loan commitments of $2.3 million, and a reduction to retained earnings of $13.2 million. See "Note 1 - Summary of Significant Accounting Policies" and "Note 6 - Loans" for additional details related to the adoption of CECL.
The allowance for credit losses was $43.1 million, or 1.56% of total loans, at September 30, 2020 compared to $28.1 million, or 1.01% of total loans, at June 30, 2020. The allowance for credit losses to gross loans excluding PPP loans was 1.61% at September 30, 2020, compared to 1.04% at June 30, 2020. The overall increase was driven by additional allowance stemming from the Company's adoption of the new CECL accounting standard.

There was a $950,000 provision for credit losses for the three months ended September 30, 2020, compared to no provision for the corresponding period in fiscal year 2020. The increase in the current quarter provision was primarily driven by changes in the mix of loans. Net loan charge offs totaled $699,000 for the three months ended September 30, 2020, compared to $115,000 for the same period in fiscal year 2020. Net charge offs as a percentage of average loans were 0.10% and 0.02% for the three months ended September 30, 2020 and 2019, respectively.
The allowance as a percentage of nonaccruing loans increased to 299.11% at September 30, 2020 from 176.30% at June 30, 2020.
We believe that the ACL as of September 30, 2020 was adequate to absorb the estimated losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the ACL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. Lastly, a further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the ACL and may adversely affect the Company’s financial condition and results of operations.
Real estate owned. REO decreased $193,000, or 57.3% to $144,000 at September 30, 2020 due to $193,000 in REO sales during the three months ended September 30, 2020.
Deferred income taxes. Deferred income taxes increased $2.9 million, or 17.6%, to $19.2 million at September 30, 2020 from $16.3 million at June 30, 2020. The increase was primarily driven by the the adoption of the CECL standard which resulted in an increase of $4.0 million, which was partially offset by the realization of net operating losses.
Goodwill. Goodwill remained unchanged at $25.6 million at both September 30, 2020 and June 30, 2020.
Other assets. Other assets increased $1.1 million, or 2.2%, to $50.6 million at September 30, 2020 from $49.5 million at June 30, 2020. The increase was primarily driven by operating leases from our equipment finance line of business.
Deposits.  Deposits decreased $43.7 million, or 1.6% during the three months ended September 30, 2020 to $2.7 billion from $2.8 billion at June 30, 2020 primarily due to the planned runoff of $63.7 million brokered deposits partially offset by increases in checking accounts.
The following table sets forth our deposits by type of deposit account as of the dates indicated:

	As of				Percent of total
	September 30,	June 30,	Change		September 30,	June 30,
(Dollars in thousands)	2020	2019	$	%	2020	2019
Core deposits:
Noninterest-bearing accounts	$458,157	$429,901	$28,256	6.6%	16.7%	15.4%
NOW accounts	608,968	582,299	26,669	4.6%	22.2%	20.9%
Money market accounts	826,970	836,738	(9,768)	(1.2)%	30.2%	30.0%
Savings accounts	202,787	197,676	5,111	2.6%	7.5%	7.1%
Core deposits	2,096,882	2,046,614	50,268	2.5%	76.5%	73.5%
Certificates of deposit	645,164	739,142	(93,978)	(12.7)%	23.5%	26.5%
Total	$2,742,046	$2,785,756	$(43,710)	(1.6)%	100.0%	100.0%
Borrowings.  Borrowings remained at $475.0 million at September 30, 2020 compared to June 30, 2020. At September 30, 2020 all FHLB advances had maturities of seven years or more (but were callable in less than two years) with a weighted average interest rate of 1.39%.
Equity.  Stockholders' equity at September 30, 2020 decreased $7.9 million, or 1.9% to $400.4 million from $408.3 million at June 30, 2020. Changes within stockholders' equity included $5.8 million in net income and $506,000 in stock-based compensation, offset by $13.4 million related to the adoption of the new CECL accounting standard and $1.1 million related to cash dividends declared. As of September 30, 2020, HomeTrust Bank and the Company were considered "well capitalized" in accordance with their regulatory capital guidelines and exceeded all regulatory capital requirements.

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

	For the Three Months Ended September 30,
	2020			2019
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable(1)	$2,875,432	$28,902	4.02%	$2,749,635	$32,551	4.74%
Commercial paper and deposits in other banks	424,170	881	0.83%	363,123	2,253	2.48%
Securities available for sale	106,268	528	1.99%	138,709	896	2.58%
Other interest-earning assets(3)	38,946	448	4.61%	45,710	832	7.28%
Total interest-earning assets	3,444,816	30,759	3.57%	3,297,177	36,532	4.43%
Other assets	251,648			264,375
Total assets	3,696,464			3,561,552
Liabilities and equity:
Interest-bearing deposits:
Interest-bearing checking accounts	560,481	397	0.28%	441,524	319	0.29%
Money market accounts	825,545	550	0.27%	718,981	1,761	0.98%
Savings accounts	200,543	37	0.07%	172,393	52	0.12%
Certificate accounts	689,709	2,269	1.32%	744,956	3,721	2.00%
Total interest-bearing deposits	2,276,278	3,253	0.57%	2,077,854	5,853	1.13%
Borrowings	475,000	1,687	1.42%	683,413	3,321	1.94%
Total interest-bearing liabilities	2,751,278	4,940	0.72%	2,761,267	9,174	1.33%
Noninterest-bearing deposits	484,336			326,105
Other liabilities	59,935			63,101
Total liabilities	3,295,549			3,150,473
Stockholders' equity	400,915			411,079
Total liabilities and stockholders' equity	$3,696,464			$3,561,552

Net earning assets	$693,538			$535,910
Average interest-earning assets to
average interest-bearing liabilities	125.21%			119.41%
Tax-equivalent:
Net interest income		$25,819			$27,358
Interest rate spread			2.85%			3.10%
Net interest margin(4)			3.00%			3.32%
Non-tax-equivalent:
Net interest income		$25,509			$27,073
Interest rate spread			2.82%			3.07%
Net interest margin(4)			2.96%			3.28%
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $310 and $285 for the three months ended September 30, 2020 and 2019, respectively, calculated based on a combined federal and state tax rate of 24%.
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

	Three Months Ended September 30, 2020
	Compared to
	Three Months Ended September 30, 2019
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$1,488	$(5,137)	$(3,649)
Commercial paper and deposits in other banks	379	(1,751)	(1,372)
Securities available for sale	(209)	(159)	(368)
Other interest-earning assets	(123)	(261)	(384)
Total interest-earning assets	$1,535	$(7,308)	$(5,773)
Interest-bearing liabilities:
Interest-bearing checking accounts	$85	$(7)	$78
Money market accounts	261	(1,472)	(1,211)
Savings accounts	9	(24)	(15)
Certificate accounts	(276)	(1,176)	(1,452)
Borrowings	(1,013)	(621)	(1,634)
Total interest-bearing liabilities	(934)	(3,300)	(4,234)
Net increase (decrease) in tax equivalent interest income	$2,469	$(4,008)	$(1,539)

__________
(1) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $310 and $285 for the three months ended September 30, 2020 and 2019, respectively, calculated based on a combined federal and state income tax rate of 24%.
Comparison of Results of Operation for the Three Months Ended September 30, 2020 and 2019
General.  During the three months ended September 30, 2020, net income decreased 34.7% to $5.8 million compared to $8.8 million for the three months ended September 30, 2019. The Company's diluted earnings per share decreased to $0.35 for the three months ended September 30, 2020 compared to $0.49 for the same period in fiscal 2020. First quarter earnings continue to be negatively impacted by an economy weakened by COVID-19 as well as a lower interest rate margin due to the decrease in interest rates over the past year.
Net Interest Income. Net interest income decreased to $25.5 million for the three months ended September 30, 2020, compared to $27.1 million for the comparative period in fiscal 2020. The $1.6 million, or 5.8% decrease was due to a $5.8 million decrease in interest and dividend income primarily driven by lower rates on loans and commercial paper as a result of lower federal funds and other market interest rates, which was partially offset by a $4.2 million decrease in interest expense.
Average interest-earning assets increased $147.6 million, or 4.5% to $3.4 billion for the three months ended September 30, 2020. The average balance of total loans receivable increased by $125.8 million, or 4.6% compared to the same quarter last year due to organic loan growth and PPP loan originations. The average balance of commercial paper and deposits in other banks increased $61.0 million, or 16.8% driven by increases in commercial paper investments as a result of the Company's increased liquidity between the periods. Our investments in commercial paper have short-term maturities and limited exposure of $15.0 million or less per each highly-rated company. The overall increase in interest-earning assets was partially funded by a $158.2 million, or 48.5% increase in average noninterest-bearing deposits partially offset by a $10.0 million, or 0.4% decrease in total interest-bearing liabilities as compared to the same period last year. Net interest margin (on a fully taxable-equivalent basis) for the three months ended September 30, 2020 decreased to 3.00% from 3.32% for the same period a year ago.
Total interest and dividend income decreased $5.8 million, or 16.0% for the three months ended September 30, 2020 as compared to the same period last year, which was primarily driven by a $3.7 million, or 11.4% decrease in loan interest income, a $1.4 million, or 60.9% decrease in interest income from commercial paper and deposits in other banks, a $384,000, or 46.2% decrease in interest income on other interest-

earning assets, and a $368,000, or 41.1% decrease in interest income on securities available for sale. The lower interest income in each category was primarily driven by the decrease in yields caused by the significant reduction in current market rates. Average loan yields decreased 72 basis points to 4.02% for the three months ended September 30, 2020 from 4.74% in the corresponding period last year. Average yields on commercial paper and deposits in other banks decreased 165 basis points to 0.83% for the three months ended September 30, 2020 from 2.48% in the corresponding quarter last year.
Total interest expense decreased $4.2 million, or 46.2% for the three months ended September 30, 2020 compared to the same period last year. The decrease was driven by a $2.6 million, or 44.4% decrease in interest expense on deposits and a $1.6 million, or 49.2% decrease in interest expense on borrowings. Average interest-bearing deposits for the three months ended September 30, 2020 increased $198.4 million, or 9.6%, but was more than offset by the corresponding cost of funds decrease of 56 basis points down to 0.57% compared to 1.13%. Average borrowings for the three months ended September 30, 2020 decreased $208.4 million, or 30.5% along with a 52 basis point decrease in the average cost of borrowings compared to the same period last year. The increase in average deposits (interest and noninterest-bearing) was due to successful deposit gathering campaigns and funds from PPP loans and other government stimuli. The decrease in the average cost of borrowing was driven by the lower federal funds rate during the current quarter compared to the prior year. The overall average cost of funds decreased 61 basis points to 0.72% for the current quarter compared to 1.33% in the same quarter last year due primarily to the impact of the lower amount of borrowings and rates.
Provision for Credit Losses. During the three months ended September 30, 2020 there was a $950,000 provision for credit losses compared to no provision for the corresponding quarter of fiscal 2020. The increase in the current quarter provision was primarily driven by changes in the mix of loans. Net loan charge offs totaled $699,000 for the three months ended September 30, 2020, compared to $115,000 for the same period in fiscal year 2020. Net charge offs as a percentage of average loans were 0.10% and 0.02% for the three months ended September 30, 2020 and 2019, respectively.
See "Comparison of Financial Condition - Asset Quality" for additional details.
Noninterest Income.  Noninterest income increased $979,000, or 12.8% to $8.6 million for the three months ended September 30, 2020 from $7.7 million for the same period in the previous year primarily due to a $1.0 million, or 45.5% increase in gain on the sale of loans, a $853,000, or 63.7% increase in other noninterest income, partially offset by a $408,000, or 46.3% decrease in loan income and fees and a $346,000, or 14.2% decrease in service charges and fees on deposit accounts. The increase in gain on the sale of loans was driven by an increase in sales of mortgage loans, home equity loans, and SBA loans. There were $96.0 million of residential mortgage loans originated for sale which were sold with gains of $2.2 million compared to $55.2 million sold and gains of $1.3 million in the corresponding quarter in the prior year. During the three months ended September 30, 2020, $15.1 million of the guaranteed portion of SBA commercial loans were sold with gains of $1.0 million compared to $12.7 million sold and gains of $1.0 million in the corresponding quarter in the prior year. In addition, $20.0 million of home equity loans were sold during the quarter for a gain of $100,000 compared to no sales in the corresponding quarter in the prior year. The increase in other noninterest income primarily related to operating lease income from the equipment finance line of business. The decrease in loan income and fees is primarily a result of lower fees from our adjustable rate conversion program and prepayment fees on equipment finance loans. The decrease in service charges on deposit accounts was a result of fewer transactions as customers have decreased spending during the pandemic.
Noninterest Expense.  Noninterest expense for the three months ended September 30, 2020 increased $2.5 million, or 10.5% to $26.0 million compared to $23.5 million for the three months ended September 30, 2019. The increase was primarily due to a $1.3 million, or 9.3% increase in salaries and employee benefits as a result of new positions, mortgage loan origination incentives, and annual salary increases; a $1.1 million, or 35.9% increase in other expenses, mainly driven by depreciation from our equipment finance line of business; a $511,000, or 100% increase in deposit insurance premiums as a result of credits being issued by the FDIC in the prior year period, and a $283,000, or 14.0% increase in computer services. Partially offsetting these increases was a cumulative decrease of $716,000, or 16.9% in net occupancy expense; marketing and advertising expense; telephone, postage, and supplies expense; and core deposit intangible amortization for the three months ended September 30, 2020 compared to the same period last year.
Income Taxes. The Company's income tax expense for the three months ended September 30, 2020 decreased $951,000, or 39.7% to $1.4 million from $2.4 million. The effective tax rate for the three months ended September 30, 2020 and 2019 was 20.1% and 21.4%, respectively.
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2020, the Bank had an available borrowing capacity of $110.6 million with the FHLB of Atlanta, a $108.5 million line of credit with the FRB and a line of credit with each of three unaffiliated banks totaling $100.0 million. At September 30, 2020, we had $475.0 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At September 30, 2020 brokered deposits totaled $79.5 million, or 2.9% of total deposits compared to $143.2 million, or 5.1% of total deposits at June 30, 2020.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits, federal funds, and commercial paper. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. The Company's primary source of funds consists of the net proceeds retained from the Conversion. The Company also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2020, the Company (on an unconsolidated basis) had liquid assets of $2.7 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2020, the total approved loan commitments and unused lines of credit outstanding amounted to $235.0 million and $396.5 million, respectively, as compared to $199.4 million and $398.8 million, respectively, as of June 30, 2020. Certificates of deposit scheduled to mature in one year or less at September 30, 2020, totaled $588.2 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During the first three months of fiscal 2021, cash and cash equivalents increased $49.5 million, or 40.7%, to $171.1 million as of September 30, 2020 from $121.6 million as of June 30, 2020. Cash provided by investing activities was $150.2 million while cash used in operating activities and financing activities was $55.8 million and $44.9 million, respectively. Primary sources of cash for the three months ended September 30, 2020 included a $100.4 million in net principal repayments of commercial paper, $27.3 million in maturing securities available for sale, a decrease in loans of $19.6 million, $4.6 million in principal repayments from mortgage-backed securities, and $3.3 million in maturities of certificates of deposit in other banks, net of purchases. Primary uses of cash during the period included a $47.8 million increase in loans held for sale, $43.7 million decrease in deposits, $2.9 million in purchases of operating lease equipment, $1.8 million in purchases of premises and equipment, and $1.1 million in cash dividends. All sources and uses of cash reflect our cash management strategy to increase our higher yielding investments and loans by increasing lower costing borrowings and reducing our holdings of lower yielding investments.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the three months ended September 30, 2020, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at September 30, 2020, is as follows (in thousands):

Undisbursed portion of construction loans	$130,561
Commitments to make loans	104,441
Unused lines of credit	396,467
Unused letters of credit	7,768
Total loan commitments	$639,237
Capital Resources
At September 30, 2020, stockholders' equity totaled $400.4 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.
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

HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of September 30, 2020. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at September 30, 2020 under applicable regulatory requirements.
HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.

As of September 30, 2020
Common Equity Tier I Capital to Risk-Weighted Assets	$380,470	11.71%	$146,201	4.50%	$211,180	6.50%
Tier I Capital (to Total Adjusted Assets)	$380,470	10.35%	$147,038	4.00%	$183,798	5.00%
Tier I Capital (to Risk-weighted Assets)	$380,470	11.71%	$194,935	6.00%	$259,914	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$409,184	12.59%	$259,914	8.00%	$324,892	10.00%

As of June 30, 2020
Common Equity Tier I Capital to Risk-Weighted Assets	$374,437	11.26%	$149,614	4.50%	$216,109	6.50%
Tier I Capital (to Total Adjusted Assets)	$374,437	10.26%	$146,047	4.00%	$182,559	5.00%
Tier I Capital (to Risk-weighted Assets)	$374,437	11.26%	$199,485	6.00%	$265,980	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$402,964	12.12%	$265,980	8.00%	$332,476	10.00%

HomeTrust Bank:

As of September 30, 2020
Common Equity Tier I Capital to Risk-Weighted Assets	$369,672	11.39%	$146,073	4.50%	$210,995	6.50%
Tier I Capital (to Total Adjusted Assets)	$369,672	10.06%	$147,042	4.00%	$183,803	5.00%
Tier I Capital (to Risk-weighted Assets)	$369,672	11.39%	$194,764	6.00%	$259,686	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$398,386	12.27%	$259,686	8.00%	$324,607	10.00%

As of June 30, 2020
Common Equity Tier I Capital to Risk-Weighted Assets	$362,841	10.91%	$149,608	4.50%	$216,100	6.50%
Tier I Capital (to Total Adjusted Assets)	$362,841	9.94%	$146,010	4.00%	$182,512	5.00%
Tier I Capital (to Risk-weighted Assets)	$362,841	10.91%	$199,477	6.00%	$265,969	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$391,368	11.77%	$265,969	8.00%	$332,461	10.00%
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At September 30, 2020, the conservation buffer was 4.59% and 4.27% for HomeTrust Bancshares, Inc. and the Bank, respectively.
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

Item 3.      Quantitative and Qualitative Disclosure About Market Risk
There has not been any material change in the market risk disclosures contained in our 2020 Form 10-K.
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2020, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2020, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, on July 1, 2020, the Company adopted the CECL accounting standard. In connection with the adoption of CECL, the Company implemented relevant changes and enhancements to its internal control environment and processes related to estimating credit losses in accordance with the standard. There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2020 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Not applicable

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
July 1 - July 31, 2020	—	$—	—	851,004
August 1 - August 31, 2020	—	—	—	851,004
September 1 - September 30, 2020	—	—	—	851,004
Total	—	$—	—	851,004
On April 2, 2020, the Company announced that its Board of Directors had authorized the repurchase of up to 851,004 shares of the Company's common stock, representing 5% of the Company's outstanding shares at the time of the announcement. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.

Item 3.     Defaults Upon Senior Securities
Nothing to report.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Nothing to report.
Item 6.     Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Charter of HomeTrust Bancshares, Inc.	(a)
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.'s Junior Participating Preferred Stock, Series A	(b)
3.3	Amended and Restated Bylaws of HomeTrust Bancshares, Inc.	(c)
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Registrar and Transfer Company, as Rights Agent	(b)
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

(e)
10.1	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(f)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(g)
10.3	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.3B	Amendment No. Two dated as of October 27, 2020, to Amended and Restated Employment Agreement, dated as of September 11, 2018, by and between the Company and C. Hunter Westbrook	(i)
10.4	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares,Inc. and Tony J. VunCannon	(g)
10.5	Employment Agreement between HomeTrust Bancshares, Inc. and Howard L. Sellinger	(g)
10.6	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(a)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(a)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(a)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(a)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(a)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(a)
10.7E	SERP Joinder Agreement for Stan Allen	(a)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(a)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(a)
10.7H	SERP Joinder Agreement for William T. Flynt	(a)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(j)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(a)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(a)

10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(a)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(a)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(a)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(a)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(a)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(a)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(a)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(a)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(a)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(k)
10.13	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(l)
10.14	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(l)
10.15	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(l)
10.16	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(l)
10.17	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(l)
10.18	Reserved
10.19	Reserved
10.20	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(m)
10.21	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(m)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(m)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(m)
10.24	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(m)
10.25	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(m)
10.26	Offer Letter between HomeTrust Bank and Keith J. Houghton	(n)
10.27	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(o)
10.28	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(g)
10.29	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(p)
10.30	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Paula C. Labian	(q)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
(a)Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.
(b)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).
(c)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on May 1, 2018 (File No. 001-35593).
(d)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on August 31, 2015 (File No. 001-35593).
(e)Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on August 21, 2018 (File No. 001-35593).

(f)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-35593).
(g)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 11, 2018 (File No. 001-35593).
(h)Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2018 (File No. 001-35593.
(i)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on October 28, 2020 (File No. 001-35593).
(j)Filed as an exhibit to Amendment No. One to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.
(k)Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).
(l)Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.
(m)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).
(n)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).
(o)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-35593).
(p)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (File No. 001-35593).
(q)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 (File No. 001-35593).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: November 6, 2020	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: November 6, 2020	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)