Form 10-Q
period 2020-12-31
HomeTrust Bancshares, Inc.
filed 2021-02-05
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 16,686,601 shares of common stock, par value of $.01 per share, issued and outstanding as of February 3, 2021.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

Glossary of Defined Terms
The following items may be used throughout this Form 10-Q, including the Notes to Consolidated Financial Statements in Item 1 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q.

Term	Definition
ACL	Allowance for Credit Losses
AFS	Available-For-Sale
ASC	Accounting Standard Codification
ASU	Accounting Standard Update
BOLI	Bank Owned Life Insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of 2020
CD	Certificates of Deposit
CDA	Collateral Dependent Asset
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
DCF	Discounted Cash Flow
ECL	Expected Credit Losses
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank of Richmond
GAAP	Generally Accepted Accounting Principles in the United States
GSE	Government-Sponsored Enterprises
HELOC	Home Equity Line of Credit
LIBOR	London Interbank Offered Rate
MBS	Mortgage-Backed Security
NCCOB	North Carolina Office of the Commissioner of Banks
OTTI	Other Than Temporary Impairment
PCD	Purchased Credit Deteriorated
PCI	Purchase Credit Impaired
PPP	Paycheck Protection Program
REO	Real Estate Owned
ROU	Right of Use
SEC	Securities and Exchange Commission
SBA	Small Business Administration
SBIC	Small Business Investment Companies
TDR	Troubled Debt Restructuring

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	December 31, 2020	June 30, 2020 (1)
Assets
Cash	$27,365	$31,908
Interest-bearing deposits	198,979	89,714
Cash and cash equivalents	226,344	121,622
Commercial paper, net	183,778	304,967
Certificates of deposit in other banks	48,637	55,689
Debt securities available for sale, at fair value (amortized cost of $150,807 and $124,918 at December 31, 2020 and June 30, 2020, respectively)	153,540	127,537
Other investments, at cost	39,572	38,946
Loans held for sale	118,439	77,177
Total loans, net of deferred loan costs	2,678,624	2,769,119
Allowance for credit losses	(39,844)	(28,072)
Net loans	2,638,780	2,741,047
Premises and equipment, net	70,104	58,462
Accrued interest receivable	9,796	12,312
REO	252	337
Deferred income taxes	18,626	16,334
BOLI	93,326	92,187
Goodwill	25,638	25,638
Core deposit intangibles	638	1,078
Other assets	52,501	49,519
Total Assets	$3,679,971	$3,722,852
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,743,269	$2,785,756
Borrowings	475,000	475,000
Other liabilities	56,978	53,833
Total liabilities	3,275,247	3,314,589
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,791,027 shares issued and outstanding at December 31, 2020; 17,021,357 at June 30, 2020	168	170
Additional paid in capital	166,352	169,648
Retained earnings	242,182	242,776
Unearned ESOP shares	(6,083)	(6,348)
Accumulated other comprehensive income	2,105	2,017
Total stockholders' equity	404,724	408,263
Total Liabilities and Stockholders' Equity	$3,679,971	$3,722,852
(1)    Derived from audited financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Interest and Dividend Income
Loans	$28,343	$32,119	$56,935	$64,385
Commercial paper and interest-bearing deposits	614	1,912	1,495	4,165
Securities available for sale	504	1,093	1,032	1,989
Other investments	696	772	1,144	1,604
Total interest and dividend income	30,157	35,896	60,606	72,143
Interest Expense
Deposits	2,347	6,321	5,600	12,174
Borrowings	1,688	2,541	3,375	5,862
Total interest expense	4,035	8,862	8,975	18,036
Net Interest Income	26,122	27,034	51,631	54,107
Provision (Benefit) for Credit Losses	(3,030)	400	(2,080)	400
Net Interest Income after Provision (Benefit) for Credit Losses	29,152	26,634	53,711	53,707
Noninterest Income
Service charges and fees on deposit accounts	2,416	2,605	4,513	5,048
Loan income and fees	569	871	1,043	1,753
Gain on sale of loans held for sale	3,704	3,775	7,048	6,074
BOLI income	511	509	1,043	1,206
Other, net	2,144	1,314	4,336	2,653
Total noninterest income	9,344	9,074	17,983	16,734
Noninterest Expense
Salaries and employee benefits	15,700	14,170	30,907	28,082
Net occupancy expense	2,261	2,384	4,554	4,726
Computer services	2,220	1,985	4,527	4,009
Telephone, postage, and supplies	871	798	1,533	1,600
Marketing and advertising	327	641	652	1,320
Deposit insurance premiums	487	12	998	12
Loss (gain) on sale and impairment of REO	—	122	(35)	103
REO expense	165	238	413	496
Core deposit intangible amortization	202	373	440	784
Other	4,210	3,318	8,454	6,442
Total noninterest expense	26,443	24,041	52,443	47,574
Income Before Income Taxes	12,053	11,667	19,251	22,867
Income Tax Expense	2,592	2,476	4,037	4,872
Net Income	$9,461	$9,191	$15,214	$17,995
Per Share Data:
Net income per common share:
Basic	$0.58	$0.54	$0.93	$1.05
Diluted	$0.57	$0.52	$0.92	$1.01
Average shares outstanding:
Basic	16,202,844	16,906,457	16,216,917	17,002,052
Diluted	16,563,359	17,567,680	16,514,831	17,660,687
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net Income	$9,461	$9,191	$15,214	$17,995
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	(84)	(270)	114	25
Deferred income tax benefit (expense)	19	62	(26)	(6)
Total other comprehensive income (loss)	$(65)	$(208)	$88	$19
Comprehensive Income	$9,396	$8,983	$15,302	$18,014
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended December 31, 2020
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at September 30, 2020	17,020,724	$170	$170,204	$234,023	$(6,216)	$2,170	$400,351
Net income	—	—	—	9,461	—	—	9,461
Cash dividends declared on common stock, $0.08/common share	—	—	—	(1,302)	—	—	(1,302)
Stock repurchased	(277,122)	(3)	(5,176)	—	—	—	(5,179)
Forfeited restricted stock	(6,575)	—	—	—	—	—	—
Exercised stock options	54,000	1	775	—	—	—	776
Stock option expense	—	—	153	—	—	—	153
Restricted stock expense	—	—	301	—	—	—	301
ESOP shares allocated	—	—	95	—	133	—	228
Other comprehensive loss	—	—	—	—	—	(65)	(65)
Balance at December 31, 2020	16,791,027	$168	$166,352	$242,182	$(6,083)	$2,105	$404,724

	(Unaudited)
	Six Months Ended December 31, 2020
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2020	17,021,357	$170	$169,648	$242,776	$(6,348)	$2,017	$408,263
Net income	—	—	—	15,214	—	—	15,214
Cumulative-effect adjustment due to the adoption of ASU 2016-13	—	—	—	(13,358)	—	—	(13,358)
Cash dividends declared on common stock, $0.15/common share	—	—	—	(2,450)	—	—	(2,450)
Stock repurchased	(277,122)	(3)	(5,176)	—	—	—	(5,179)
Forfeited restricted stock	(6,575)	—	—	—	—	—	—
Retired stock	(633)	—	(9)	—	—	—	(9)
Exercised stock options	54,000	1	775	—	—	—	776
Stock option expense	—	—	317	—	—	—	317
Restricted stock expense	—	—	643	—	—	—	643
ESOP shares allocated	—	—	154	—	265	—	419
Other comprehensive income	—	—	—	—	—	88	88
Balance at December 31, 2020	16,791,027	$168	$166,352	$242,182	$(6,083)	$2,105	$404,724

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity (continued)
(Dollars in thousands)

	(Unaudited)
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

	(Unaudited)
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Six Months Ended December 31,
	2020	2019
Operating Activities:
Net income	$15,214	$17,995
Adjustments to reconcile net income to net cash used in operating activities:
Provision (benefit) for credit losses	(2,080)	400
Depreciation	3,885	2,564
Deferred income tax expense	1,671	4,451
Net amortization and accretion	(342)	(2,991)
Gain (loss) on sale and impairment of REO	(35)	103
Gain on sale of loans held for sale	(7,048)	(6,074)
Origination of loans held for sale	(312,627)	(156,416)
Proceeds from sales of loans held for sale	264,325	138,457
Increase in deferred loan costs, net	(316)	(1,082)
Decrease (increase) in accrued interest receivable and other assets	4,328	(670)
Amortization of core deposit intangibles	440	784
BOLI income	(1,043)	(1,206)
ESOP compensation expense	419	686
Restricted stock and stock option expense	960	883
Increase (decrease) in other liabilities	717	(4,853)
Net cash used in operating activities	(31,532)	(6,969)
Investing Activities:
Purchase of securities available for sale	(73,690)	(56,430)
Proceeds from maturities of securities available for sale	38,720	24,860
Net proceeds (purchases) of commercial paper	120,983	(9,187)
Purchase of certificates of deposit in other banks	(1,245)	(8,616)
Maturities of certificates of deposit in other banks	8,297	12,993
Principal repayments of mortgage-backed securities	8,173	7,090
Net redemptions (purchases) of other investments	(626)	8,480
Proceeds from sale of loans not originated for sale	—	154,870
Net decrease (increase) in loans	105,181	(78,731)
Purchase of BOLI	(96)	(65)
Proceeds from redemption of BOLI	—	477
Purchase of premises and equipment	(13,382)	(777)
Purchase of operating lease equipment	(6,940)	(5,569)
Proceeds from sale of REO	228	1,421
Net cash provided by investing activities	185,603	50,816
Financing Activities:
Net increase (decrease) in deposits	(42,487)	230,512
Net increase in other borrowings	—	(245,000)
Common stock repurchased	(5,179)	(10,219)
Cash dividends paid	(2,450)	(2,228)
Retired stock	(9)	—
Exercised stock options	776	963
Net cash used in financing activities	(49,349)	(25,972)
Net Increase in Cash and Cash Equivalents	104,722	17,875
Cash and Cash Equivalents at Beginning of Period	121,622	71,043
Cash and Cash Equivalents at End of Period	$226,344	$88,918

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
Supplemental Disclosures:	Six Months Ended December 31,
	2020	2019
Cash paid during the period for:
Interest	$5,404	$18,771
Income taxes	1,686	1,300
Noncash transactions:
Unrealized gain in value of securities available for sale, net of income taxes	88	19
Transfer of loans to REO	108	46
Transfer of loans held for sale to total loans	10,496	9,736
Transfer of one-to-four family loans to held for sale	—	240,453
Transfer of land from property and equipment to other assets for new finance lease accounting	—	2,052
New ROU asset and lease liabilities for new operating lease accounting	597	5,296
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2020 ("2020 Form 10-K") filed with the SEC on September 11, 2020. The results of operations for the three months ended December 31, 2020 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2021.
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
On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law combining $900 billion in stimulus relief for the COVID-19 pandemic. The legislation extends certain relief provisions from the March CARES Act that were set to expire at the end of 2020. This new legislation extends the relief to financial institutions to suspend TDR assessment and reporting requirements under GAAP for loan modifications to the earlier of 60 days after the national emergency termination date or January 1, 2022. The legislation includes additional funding for businesses that did not receive PPP funds under the CARES Act, especially minority- and women-owned businesses. In addition, it allows businesses another opportunity to borrow PPP funds if they can show losses of 25% or more in 2020 based on their 2019 revenue. The Company expects a smaller number of applications to be made by its customers for these additional PPP funds.
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
Adoption of CECL standard
On July 1, 2020, the Company adopted ASU No. 2016-13, "Financial Instruments-Credit Losses ("Topic 326"): Measurement of Credit Losses on Financial Instruments", sometimes referred to herein as ASU 2016-13. Topic 326 was subsequently amended by ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses; ASU No. 2019-05, Codification Improvements to Topic 326, Financial Instruments-Credit Losses; and ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This standard applies to all financial assets measured at amortized cost and off balance sheet credit exposures, including loans, investment securities and unfunded commitments. The Company applied the standard’s provisions using the modified retrospective method as a cumulative effect adjustment to retained earnings as of July 1, 2020. With this transition method, the Company did not have to restate comparative prior periods presented in the financial statements related to Topic 326, but will present comparative prior period disclosures using the previous accounting guidance for the allowance for loan losses. This adoption method is considered a change in accounting principle requiring additional disclosure regarding the nature of and reason for the change, which is solely a result of the adoption of the required standard.
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
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on investment securities and does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2020, the accrued interest receivable for investment securities available for sale was $926.
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
PCD assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e., ACL) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement. The expected credit loss, as of the acquisition day, of a PCD loan is added to the ACL. The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date. Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the provision for credit losses. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis. In accordance with the transition requirements within the standard, the Company’s PCI loans were treated as PCD loans.
The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an ACL on accrued interest receivable. As of December 31, 2020, the accrued interest receivable for loans was $8,612.
The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offset to the provision for credit losses. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. See "Note 6 - Loans" for additional details related to the Company's off-balance-sheet credit exposure. The current adjustment to the ACL for unfunded commitments would be recognized through the provision for credit losses in the Statement of Income.
2.    Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. The Company adopted this ASU on July 1, 2020, applying the modified-retrospective method. Related to the implementation of this ASU, the Company recorded additional ACL on financial instruments of $15,059, additional deferred tax assets of $3,989, additional reserve for unfunded commitments of $2,288, and a reduction to retained earnings of $13,358. The adoption of this ASU did not have an effect on AFS debt securities. See "Note 1 - Summary of Significant Accounting Policies" and "Note 6 - Loans" for additional details related to the adoption of this ASU.
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
In January 2020, the FASB issued ASU 2020-01, "Investment—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." This ASU clarified the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2021 and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.
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
In September 2020, the FASB issued ASU 2020-06, "Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)." This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. Specifically the ASU removes: i) major separation models required under GAAP and ii) certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contract to qualify for the exception. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2021 and early adoption is permitted.The adoption of this ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.
In October 2020, the FASB issued ASU 2020-08, "Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs." This ASU clarified that entities should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. The adoption of this ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.
In October 2020, the FASB issued ASU 2020-09, "Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762." This ASU updates financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities and

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
affinities whose securities are pledged as collateral for registered securities. The amendments in this ASU are effective January 4, 2021.The adoption did not have an effect on the Company's Consolidated Financial Statements.
In October 2020, the FASB issued ASU 2020-10, "Codification Improvements." The amendments in this update are part of the FASB's ongoing project to improve codification and correcting unintended application. This ASU, i) removes references to various FASB Concepts Statements, ii) situates all disclosure guidance in the appropriate disclosure section of the Codification, and iii) makes other improvements and technical corrections to the Codification. The items within this ASU are not expected to have a significant effect on current accounting practice. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020 and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
3.    Debt Securities
Securities available for sale consist of the following at the dates indicated:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$18,966	$176	$(4)	$19,138
Residential MBS of U.S. government agencies and GSEs	39,357	1,693	(37)	41,013
Municipal bonds	10,333	566	—	10,899
Corporate bonds	82,151	342	(3)	82,490
Total	$150,807	$2,777	$(44)	$153,540

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$3,957	$216	$—	$4,173
Residential MBS of U.S. government agencies and GSEs	46,629	1,776	(50)	48,355
Municipal bonds	16,090	541	—	16,631
Corporate bonds	58,242	270	(134)	58,378
Total	$124,918	$2,803	$(184)	$127,537
Debt securities available for sale by contractual maturity at December 31, 2020 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	December 31, 2020
	Amortized Cost	Estimated Fair Value
Due within one year	$29,178	$29,250
Due after one year through five years	80,252	81,016
Due after five years through ten years	2,020	2,261
Due after ten years	—	—
Mortgage-backed securities	39,357	41,013
Total	$150,807	$153,540
The Company had no sales of securities available for sale during the three and six months ended December 31, 2020 and 2019. There were no gross realized gains or losses for the three and six months ended December 31, 2020 and 2019.

Securities available for sale with costs totaling $53,433 and $82,888 and market values of $54,780 and $84,456 at December 31, 2020 and June 30, 2020, respectively, were pledged as collateral to secure various public deposits and other borrowings.
The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2020 and June 30, 2020 were as follows:

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$14,996	$(4)	$—	$—	$14,996	$(4)
Residential MBS of U.S. government agencies and GSEs	115	(7)	1,922	(30)	2,037	(37)
Corporate bonds	16,941	(3)	—	—	16,941	(3)
Total	$32,052	$(14)	$1,922	$(30)	$33,974	$(44)

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
The total number of securities with unrealized losses at December 31, 2020, and June 30, 2020 were 21 and 24, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of December 31, 2020 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See Note 1 – Summary of Significant Account Policies for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
4.    Other Investments
Other investments, at cost consist of the following at the dates indicated:

	December 31, 2020	June 30, 2020
FHLB of Atlanta stock	$23,309	$23,309
FRB stock	7,374	7,368
SBIC investments	8,889	8,269
Total	$39,572	$38,946
As a requirement for membership, the Bank invests in the stock of both the FHLB of Atlanta and the FRB. No ready market exists for these securities so carrying value approximates their fair value based on the redemption provisions of the FHLB of Atlanta and the FRB, respectively. SBIC investments are equity securities without a readily determinable fair value.
5.    Loans Held For Sale
Loans held for sale as of the dates indicated consist of the following:

	December 31, 2020	June 30, 2020
One-to-four family	$45,998	$28,152
SBA	8,319	1,240
HELOCs	64,122	47,785
Total	$118,439	$77,177

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
6.    Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated:

	December 31, 2020	June 30, 2020 (1)
Commercial loans:
Commercial real estate	$1,056,971	$1,052,906
Construction and development	172,892	215,934
Commercial and industrial	138,761	154,825
Equipment finance	272,761	229,239
Municipal finance	128,549	127,987
PPP	64,845	80,697
Total commercial loans	1,834,779	1,861,588
Retail consumer loans:
One-to-four family	452,421	473,693
HELOCs - originated	125,397	137,447
HELOCs - purchased	58,640	71,781
Construction and land/lots	75,108	81,859
Indirect auto finance	122,947	132,303
Consumer	9,332	10,259
Total retail consumer loans	843,845	907,342
Total loans	2,678,624	2,768,930
Deferred loan costs, net (2)	—	189
Total loans, net of deferred loan costs	2,678,624	2,769,119
Allowance for credit losses	(39,844)	(28,072)
Loans, net	$2,638,780	$2,741,047
___________
(1) The June 30, 2020 information in the above table reflects the loan portfolio prior to the adoption of ASU 2016-13. This information was reported as shown in the below tables under "Loans and Allowance for Loan Losses - Pre ASU 2016-13", with the acquired loans being net of earned income and related discounts, which includes the credit discount on the acquired credit impaired loans.
(2) In accordance with the adoption of ASU 2016-13, the loan portfolio is shown at the amortized cost basis as of December 31, 2020, to include net deferred cost of $1,941 and unamortized discount total related to loans acquired of $5,126. Accrued interest receivable at December 31, 2020 of $8,612 is accounted for separately from the amortized cost basis. The ACL at June 30, 2020 includes the valuation allowance on PCI loans of $182.
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, and FHLB of Atlanta stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB advances.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial loans by origination year:

	Term Loans By Origination Year
December 31, 2020	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial real estate
Risk rating:
Pass	$84,992	$180,257	$146,108	$175,521	$166,606	$241,865	$32,112	$1,027,461
Special mention	—	—	—	14,407	1,281	3,245	295	19,228
Substandard	—	—	—	653	5,412	4,206	—	10,271
Doubtful	—	—	—	—	—	—	—	—
Loss	—	11	—	—	—	—	—	11
Total commercial real estate	$84,992	$180,268	$146,108	$190,581	$173,299	$249,316	$32,407	$1,056,971

Construction and development
Risk rating:
Pass	$8,366	$17,695	$10,527	$8,345	$1,621	$8,164	$114,970	$169,688
Special mention	—	—	—	—	—	534	2,133	2,667
Substandard	—	—	—	—	—	537	—	537
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and development	$8,366	$17,695	$10,527	$8,345	$1,621	$9,235	$117,103	$172,892

Commercial and industrial
Risk rating:
Pass	$12,949	$14,603	$22,120	$17,797	$17,448	$12,347	$33,356	$130,620
Special mention	—	—	794	—	952	171	5,656	7,573
Substandard	—	—	299	117	64	86	—	566
Doubtful	—	—	—	—	—	—	—	—
Loss	—	1	—	—	—	1	—	2
Total commercial and industrial	$12,949	$14,604	$23,213	$17,914	$18,464	$12,605	$39,012	$138,761

Equipment finance
Risk rating:
Pass	$73,835	$121,829	$69,830	$6,407	$—	$—	$—	$271,901
Special mention	—	440	78	—	—	—	—	518
Substandard	—	—	46	—	—	—	—	46
Doubtful	—	—	296	—	—	—	—	296
Loss	—	—	—	—	—	—	—	—
Total equipment finance	$73,835	$122,269	$70,250	$6,407	$—	$—	$—	$272,761

Municipal leases
Risk rating:
Pass	$1,178	$21,158	$14,812	$19,662	$10,411	$54,947	$5,762	$127,930
Special mention	—	—	—	—	—	271	—	271
Substandard	—	—	—	—	—	348	—	348
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$1,178	$21,158	$14,812	$19,662	$10,411	$55,566	$5,762	$128,549

PPP
Risk rating:
Pass	$—	$64,845	$—	$—	$—	$—	$—	$64,845
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total PPP	$—	$64,845	$—	$—	$—	$—	$—	$64,845

Total commercial loans
Risk rating:
Pass	$181,320	$420,387	$263,397	$227,732	$196,086	$317,323	$186,200	$1,792,445
Special mention	—	440	872	14,407	2,233	4,221	8,084	30,257
Substandard	—	—	345	770	5,476	5,177	—	11,768
Doubtful	—	—	296	—	—	—	—	296
Loss	—	12	—	—	—	1	—	13
Total commercial loans	$181,320	$420,839	$264,910	$242,909	$203,795	$326,722	$194,284	$1,834,779

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for consumer loans by origination year:

	Term Loans By Origination Year
December 31, 2020	2021	2020	2019	2018	2017	Prior	Revolving	Total
One-to-four family
Risk rating:
Pass	$43,718	$55,592	$61,576	$55,305	$46,841	$175,540	$2,464	$441,036
Special mention	—	—	—	—	29	1,523	—	1,552
Substandard	—	999	—	218	201	8,217	—	9,635
Doubtful	—	—	—	—	—	197	—	197
Loss	—	—	—	1	—	—	—	1
Total one-to-four family	$43,718	$56,591	$61,576	$55,524	$47,071	$185,477	$2,464	$452,421

HELOCs - originated
Risk rating:
Pass	$1,654	$1,066	$1,495	$455	$671	$8,619	$108,828	$122,788
Special mention	—	—	—	—	—	769	—	769
Substandard	—	—	—	—	38	1,603	199	1,840
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOCs - originated	$1,654	$1,066	$1,495	$455	$709	$10,991	$109,027	$125,397

HELOCs - purchased
Risk rating:
Pass	$—	$—	$—	$—	$—	$—	$57,799	$57,799
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	841	841
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOCs - purchased	$—	$—	$—	$—	$—	$—	$58,640	$58,640

Construction and land/lots
Risk rating:
Pass	$428	$23,130	$8,311	$1,270	$—	$4,948	$36,414	$74,501
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	102	—	505	—	607
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land/lots	$428	$23,130	$8,311	$1,372	$—	$5,453	$36,414	$75,108

Indirect auto finance
Risk rating:
Pass	$22,171	$34,993	$21,944	$26,196	$11,684	$4,554	$—	$121,542
Special mention	—	—	—	—	—	—	—	—
Substandard	8	208	386	436	217	147	—	1,402
Doubtful	—	—	—	—	—	—	—	—
Loss	—	2	1	—	—	—	—	3
Total indirect auto finance	$22,179	$35,203	$22,331	$26,632	$11,901	$4,701	$—	$122,947

Total consumer loans
Risk rating:
Pass	$740	$1,213	$5,952	$363	$157	$159	$429	$9,013
Special mention	—	—	—	4	—	—	—	4
Substandard	243	16	11	7	—	18	20	315
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans	$983	$1,229	$5,963	$374	$157	$177	$449	$9,332

Total retail consumer loans
Risk rating:
Pass	$68,711	$115,994	$99,278	$83,589	$59,353	$193,820	$205,934	$826,679
Special mention	—	—	—	4	29	2,292	—	2,325
Substandard	251	1,223	397	763	456	10,490	1,060	14,640
Doubtful	—	—	—	—	—	197	—	197
Loss	—	2	1	1	—	—	—	4
Total retail consumer loans	$68,962	$117,219	$99,676	$84,357	$59,838	$206,799	$206,994	$843,845

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for total non-purchased and purchased performing consumer and commercial loans, prior to the adoption of ASU 2016-13:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2020
Commercial loans:
Commercial real estate	$1,028,709	$7,580	$10,779	$—	$16	$1,047,084
Construction and development	212,370	2,723	250	1	—	215,344
Commercial and industrial	130,202	20,439	2,622	—	—	153,263
Equipment finance	228,288	150	801	—	—	229,239
Municipal finance	127,706	281	—	—	—	127,987
PPP	80,697	—	—	—	—	80,697
Retail consumer loans:
One-to-four family	458,248	1,724	9,042	206	—	469,220
HELOCs - originated	134,697	902	1,848	—	—	137,447
HELOCs - purchased	71,119	—	662	—	—	71,781
Construction and land/lots	81,112	—	402	—	—	81,514
Indirect auto finance	130,975	—	1,328	—	—	132,303
Consumer	9,894	4	361	—	—	10,259
Total loans	$2,694,017	$33,803	$28,095	$207	$16	$2,756,138
The following table presents the credit risk profile by risk grade for PCI consumer and commercial loans, prior to the adoption of ASU 2016-13:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2020
Commercial loans:
Commercial real estate	$3,181	$1,742	$899	$—	$—	$5,822
Construction and development	271	—	319	—	—	590
Commercial and industrial	1,556	—	3	—	3	1,562
Retail consumer loans:
One-to-four family	2,994	465	1,014	—	—	4,473
Construction and land/lots	108	—	237	—	—	345
Total loans	$8,110	$2,207	$2,472	$—	$3	$12,792

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents an aging analysis of past due loans (includes nonaccrual loans) by segment and class:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
December 31, 2020
Commercial loans:
Commercial real estate	$45	$2,060	$2,105	$1,054,866	$1,056,971
Construction and development	—	361	361	172,531	172,892
Commercial and industrial	—	91	91	138,670	138,761
Equipment finance	286	68	354	272,407	272,761
Municipal finance	—	352	352	128,197	128,549
PPP	—	—	—	64,845	64,845
Retail consumer loans:
One-to-four family	1,431	2,874	4,305	448,116	452,421
HELOCs - originated	98	248	346	125,051	125,397
HELOCs - purchased	147	145	292	58,348	58,640
Construction and land/lots	—	22	22	75,086	75,108
Indirect auto finance	395	405	800	122,147	122,947
Consumer	256	17	273	9,059	9,332
Total loans	$2,658	$6,643	$9,301	$2,669,323	$2,678,624
The following table presents an aging analysis of past due loans by segment and class, prior to the adoption of ASU 2016-13:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2020
Commercial loans:
Commercial real estate	$4,528	$2,892	$7,420	$1,045,486	$1,052,906
Construction and development	293	341	634	215,300	215,934
Commercial and industrial	—	91	91	154,734	154,825
Equipment finance	303	498	801	228,438	229,239
Municipal finance	—	—	—	127,987	127,987
PPP	—	—	—	80,697	80,697
Retail consumer loans:
One-to-four family	1,679	3,147	4,826	468,867	473,693
HELOCs - originated	442	310	752	136,695	137,447
HELOCs - purchased	214	47	261	71,520	71,781
Construction and land/lots	—	252	252	81,607	81,859
Indirect auto finance	756	285	1,041	131,262	132,303
Consumer	30	25	55	10,204	10,259
Total loans	$8,245	$7,888	$16,133	$2,752,797	$2,768,930

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the six months ended December 31, 2020.

	December 31, 2020	June 30, 2020	90 Days + & still accruing as of December 31, 2020	Nonaccrual with no allowance as of December 31, 2020	Interest income recognized
Commercial loans:
Commercial real estate	$7,751	$8,869	$—	$4,576	$290
Construction and development	537	465	—	80	39
Commercial and industrial	234	259	—	92	62
Equipment finance	354	801	—	293	14
Municipal finance	352	—		352	—
Retail consumer loans:
One-to-four family	3,425	3,582	—	1,085	129
HELOCs - originated	344	531	—	—	34
HELOCs - purchased	841	662	—	—	12
Construction and land/lots	22	37	—	—	—
Indirect auto finance	661	668	—	—	56
Consumer	18	49	—	—	6
Total loans	$14,539	$15,923	$—	$6,478	$642
The decrease in the nonaccrual balance in the above schedule, compared to June 30, 2020, is mainly due to one large commercial nonaccrual loan paying off partially offset by the addition to nonaccrual loans of $486 of PCI loans, formerly accounted for as credit impaired loans, prior to the adoption of ASU 2016-13. These loans were previously excluded from nonaccrual loans. The adoption of CECL resulted in the discontinuation of the pool-level accounting for acquired credit impaired loans which was replaced with a loan-level evaluation for nonaccrual status.
The following table presents a breakdown of the provision (benefit) for credit losses included in our Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Provision (benefit) for credit losses:
Loans	$(3,350)	$400	$(2,400)	$400
Off-balance-sheet credit exposure	140	—	140	—
Commercial paper	180	—	180	—
Total provision (benefit) for credit losses	$(3,030)	$400	$(2,080)	$400
The following table presents an analysis of the ACL on loans by segment:

	Three Months Ended			Six Months Ended
	December 31, 2020			December 31, 2020
	Commercial	Retail Consumer	Total	Commercial	Retail Consumer	Total
Balance at beginning of period	$25,199	$17,933	$43,132	$21,116	$6,956	$28,072
Impact of adoption ASU 2016-13	—	—	—	4,073	10,736	14,809
Provision (benefit) for credit losses	(292)	(3,058)	(3,350)	—	(2,400)	(2,400)
Charge-offs	(308)	(253)	(561)	(1,403)	(935)	(2,338)
Recoveries	300	323	623	1,113	588	1,701
Net charge-offs	(8)	70	62	(290)	(347)	(637)
Balance at end of period	$24,899	$14,945	$39,844	$24,899	$14,945	$39,844

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents an analysis of the allowance for loan losses by segment, prior to the adoption of ASU 2016-13:

	Three Months Ended				Six Months Ended
	December 31, 2019				December 31, 2019
	PCI	Commercial	Retail Consumer	Total	PCI	Commercial	Retail Consumer	Total
Balance at beginning of period	$194	$15,392	$5,728	$21,314	$201	$14,809	$6,419	$21,429
Provision for (recovery of) loan losses	(42)	1,485	(1,043)	400	(49)	2,048	(1,599)	400
Charge-offs	—	(599)	(96)	(695)	—	(742)	(383)	(1,125)
Recoveries	—	201	811	1,012	—	364	963	1,327
Balance at end of period	$152	$16,479	$5,400	$22,031	$152	$16,479	$5,400	$22,031
The following table presents ending balances of loans and the related ACL, by segment and class:

	Allowance for Credit Losses			Total Loans Receivable
	Loans individually evaluated	Loans collectively evaluated	Total	Loans individually evaluated	Loans collectively evaluated	Total
December 31, 2020
Commercial loans:
Commercial real estate	$86	$12,841	$12,927	$6,463	$1,050,508	$1,056,971
Construction and development	—	2,385	2,385	80	172,812	172,892
Commercial and industrial	16	2,874	2,890	887	137,874	138,761
Equipment finance	76	6,179	6,255	373	272,388	272,761
Municipal finance	—	442	442	352	128,197	128,549
PPP	—	—	—	—	64,845	64,845
Retail consumer loans:
One-to-four family	11	7,800	7,811	3,266	449,155	452,421
HELOCs - originated	—	1,680	1,680	—	125,397	125,397
HELOCs - purchased	—	784	784	—	58,640	58,640
Construction and land/lots	—	1,456	1,456	—	75,108	75,108
Indirect auto finance	—	2,978	2,978	—	122,947	122,947
Consumer	—	236	236	—	9,332	9,332
Total	$189	$39,655	$39,844	$11,421	$2,667,203	$2,678,624

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents ending balances of loans and the related allowance, by segment and class, prior to the adoption of ASU 2016-13:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total	PCI	Loans individually evaluated for impairment	Loans collectively evaluated	Total
June 30, 2020
Commercial loans:
Commercial real estate	$113	$961	$10,731	$11,805	$5,822	$7,924	$1,039,160	$1,052,906
Construction and development	4	5	3,599	3,608	590	299	215,045	215,934
Commercial and industrial	15	31	2,153	2,199	1,562	852	152,411	154,825
Equipment finance	—	209	2,598	2,807	—	801	228,438	229,239
Municipal finance	—	—	697	697	—	—	127,987	127,987
PPP	—	—	—	—	—	—	80,697	80,697
Retail consumer loans:
One-to-four family	17	52	2,400	2,469	4,473	4,304	464,916	473,693
HELOCs - originated	—	—	1,344	1,344	—	—	137,447	137,447
HELOCs - purchased	—	—	430	430	—	—	71,781	71,781
Construction and land/lots	33	—	1,409	1,442	345	296	81,218	81,859
Indirect auto finance	—	—	1,136	1,136	—	10	132,293	132,303
Consumer	—	—	135	135	—	—	10,259	10,259
Total	$182	$1,258	$26,632	$28,072	$12,792	$14,486	$2,741,652	$2,768,930
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents average recorded investments in impaired loans and interest income recognized on impaired loans, prior to the adoption of ASU 2016-13:

	Three Months Ended		Six Months Ended
	December 31, 2019		December 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans:
Commercial real estate	$8,665	$76	$8,419	$144
Construction and development	1,181	11	1,527	26
Commercial and industrial	742	14	710	90
Equipment finance	1,032	—	643	3
Retail consumer loans:
One-to-four family	14,276	192	15,085	378
HELOCs - originated	1,862	26	1,700	53
HELOCs - purchased	476	3	540	6
Construction and land/lots	1,117	20	1,201	44
Indirect auto finance	483	6	467	15
Consumer	53	3	288	6
Total loans	$29,887	$351	$30,580	$765
The following table presents a summary of changes in the accretable yield for PCI loans, prior to the adoption of ASU 2016-13:

	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Accretable yield, beginning of period	$4,916	$5,259
Reclass from nonaccretable yield (1)	135	250
Other changes, net (2)	(295)	(309)
Interest income	(401)	(845)
Accretable yield, end of period	$4,355	$4,355
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
In estimating ECL, ASC 326 prescribes that if foreclosure is probable, a CDA is required to be measured at the fair value of collateral, but as a practical expedient, if foreclosure is not probable, fair value measurement is optional. For those CDA loans measured at the fair value of collateral, a credit loss expense is recorded for loan amounts in excess of fair value. The following table provides a breakdown between loans identified as CDAs and non-CDAs, by segment and class, and securing collateral, as well as collateral coverage for those loans at December 31, 2020:

	Type of Collateral and Extent to Which Collateral Secures Financial Assets
	Residential Property	Investment Property	Commercial Property	Business Assets	Financial Assets Not Considered Collateral Dependent	Total
Commercial loans:
Commercial real estate	$—	$3,800	$2,460	$—	$1,050,711	$1,056,971
Construction and development	—	80	—	—	172,812	172,892
Commercial and industrial	—	—	—	90	138,671	138,761
Equipment finance	—	—	—	87	272,674	272,761
Municipal finance	—	—	—	352	128,197	128,549
PPP	—	—	—	—	64,845	64,845
Retail consumer loans:
One-to-four family	1,085	—	—	—	451,336	452,421
HELOCs - originated	—	—	—	—	125,397	125,397
HELOCs - purchased	—	—	—	—	58,640	58,640
Construction and land/lots	—	—	—	—	75,108	75,108
Indirect auto finance	—	—	—	—	122,947	122,947
Consumer	—	—	—	—	9,332	9,332
Total	$1,085	$3,880	$2,460	$529	$2,670,670	$2,678,624
Total Collateral Value	$1,257	$3,924	$2,732	$2,506

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
For the three and six months ended December 31, 2020 and 2019, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended December 31, 2020			Three Months Ended December 31, 2019
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Commercial:
Commercial real estate	—	$—	$—	1	$88	$88
Extended payment terms:
Commercial:
Commercial and industrial	—	—	—	1	826	826
Retail consumer:
One-to-four family	—	—	—	1	56	53
Other TDRs:
Commercial:
Construction and development	—	—	—	1	182	79
Retail consumer:
One-to-four family	1	19	16	2	11	10
Construction and land/lots	1	225	223	—	—	—
Indirect auto finance	3	45	43	—	—	—
Total	5	$289	$282	6	$1,163	$1,056

	Six Months Ended December 31, 2020			Six Months Ended December 31, 2019
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Commercial:
Commercial real estate	—	$—	$—	1	$88	$88
Extended payment terms:
Commercial:
Commercial and industrial	—	—	—	1	826	826
Retail consumer:
One-to-four family	—	—	—	2	70	67
Other TDRs:
Commercial:
Commercial real estate	1	4,408	3,800	—	—	—
Construction and development	—	—	—	1	182	79
Retail consumer:
One-to-four family	1	19	16	3	45	43
Construction and land/lots	1	225	223	—	—	—
Indirect auto finance	9	141	109	4	68	61
Total	12	$4,793	$4,148	12	$1,279	$1,164
Other TDRs include TDRs that have a below market interest rate and extended payment terms. The Company does not typically forgive principal when restructuring troubled debt.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020		Three Months Ended December 31, 2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
Indirect auto finance	1	$1	—	$—
Total	1	$1	—	$—

	Six Months Ended December 31, 2020		Six Months Ended December 31, 2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
One-to-four family	—	$—	2	$50
Indirect auto finance	2	12	—	—
Total	2	$12	2	$50
In the determination of the ACL, management considers TDRs for all loan classes, and the subsequent nonperformance in accordance with their modified terms, by measuring a reserve on a loan-by-loan basis based on either the value of the loan's expected future cash flows discounted at the loan's original effective interest rate or on the collateral value, net of the estimated costs of disposal, if the loan is collateral dependent.
Off-Balance-Sheet Credit Exposure
The Company maintains a separate reserve for credit losses from off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheets. The reserve for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit losses in the consolidated statements of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At December 31, 2020, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $2,428.
Modifications in Response to COVID-19
Beginning in March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with a joint agency statement issued by banking agencies and confirmed by FASB staff that short-term modifications made in response to COVID-19 are not TDRs. Accordingly, the Company does not account for such loan modifications as TDRs. As of December 31, 2020, modifications totaling $1,654 and $82,035 had been granted in retail consumer loans and commercial loans, respectively.
The Bank is offering payment and financial relief programs for borrowers impacted by COVID-19. These programs include loan payment deferrals for up to 90 days (which can be renewed for another 90 days under certain circumstances) waived late fees, and suspension of foreclosure proceedings and repossessions. Since March, the Company has received numerous requests from borrowers for some type of payment relief; however, the majority of these payment deferrals have ended and borrowers are again making regular loan payments. The breakout of loans deferred by loan type as of the dates indicated is as follows:

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Principal and Interest Payment Deferrals by Loan Types (1) (2)
	December 31, 2020		June 30, 2020
	Deferral	Percent of Total Loan Portfolio	Deferral	Percent of Total Loan Portfolio
Lodging	$—	—%	$108,171	4.0%
Other commercial real estate, construction and development, and commercial and industrial	4,018	0.2	367,443	13.7
Equipment finance	2,196	0.1	33,693	1.3
One-to-four family	822	—	36,821	1.4
Other consumer loans	832	—	5,203	0.2
Total	$7,868	0.3%	$551,331	20.6%
__________________________
(1)    Modified loans are not included in classified assets or nonperforming assets.
(2)    Principal and interest is being deferred

A majority of loans placed on principal and interest payment deferral during the pandemic came out of deferral as of December 31, 2020. However, the Company has allowed for continued relief to borrowers in the form of interest-only payments for certain loans recently coming out of full deferral. At December 31, 2020, the Company had $75,821 in commercial loans on interest-only payments for a period of time no greater than 12 months before being required to return to their original contractual payments.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
7.    Real Estate Owned
The activity within REO for the periods shown is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Balance at beginning of period	$144	$2,582	$337	$2,929
Transfers from loans	108	—	108	46
Sales, net of gain or loss	—	(965)	(193)	(1,346)
Writedowns	—	(166)	—	(178)
Balance at end of period	$252	$1,451	$252	$1,451
At December 31, 2020 and June 30, 2020, the Bank had $0 and $97, respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $447 and $1,318 at December 31, 2020 and June 30, 2020, respectively.
8.    Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Numerator:
Net income	$9,461	$9,191	$15,214	$17,995
Allocation of earnings to participating securities	(77)	(72)	(124)	(140)
Numerator for basic EPS - Net income available to common stockholders	$9,384	$9,119	$15,090	$17,855
Effect of dilutive securities:
Dilutive effect to participating securities	1	8	2	5
Numerator for diluted EPS	$9,385	$9,127	$15,092	$17,860
Denominator:
Weighted-average common shares outstanding - basic	16,202,844	16,906,457	16,216,917	17,002,052
Effect of dilutive shares	360,515	661,223	297,914	658,635
Weighted-average common shares outstanding - diluted	16,563,359	17,567,680	16,514,831	17,660,687
Net income per share - basic	$0.58	$0.54	$0.93	$1.05
Net income per share - diluted	$0.57	$0.52	$0.92	$1.01
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 512,200 and 547,200 stock options that were anti-dilutive for the three and six months ended December 31, 2020, respectively. There were 459,400 and 470,800 stock options that were anti-dilutive for the three and six months ended December 31, 2019, respectively.
9.    Equity Incentive Plan
The Company provides stock-based awards through the 2013 Omnibus Incentive Plan, which provides for awards of restricted stock, restricted stock units, stock options, stock appreciation rights and cash awards to directors, directors emeritus, officers, employees and advisory directors. The cost of equity-based awards under the 2013 Omnibus Incentive Plan generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the plan is 2,962,400, including 2,116,000 for stock options and stock appreciation rights and 846,400 for awards of restricted stock and restricted stock units. Shares of common stock issued under the plan may be authorized but unissued shares or may be repurchased shares.
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the three and six months ended December 31, 2020 and 2019, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Share-based compensation expense	$454	$440	$960	$883
Tax benefit	$107	$103	$226	$208

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The table below presents stock option activity for the six months ended December 31, 2020 and 2019:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2019	1,657,214	$17.59	5.0	$12,909
Granted	25,000	25.37	—	—
Exercised	66,900	14.40	—	—
Forfeited	800	17.35	—	—
Options outstanding at December 31, 2019	1,614,514	$17.84	4.7	$14,538
Exercisable at December 31, 2019	1,212,714	$15.45	3.5	$13,805
Non-vested at December 31, 2019	401,800	$25.07	7.9	$733

Options outstanding at June 30, 2020	1,615,500	$18.12	4.4	$1,711
Exercised	54,000	14.37	—	—
Forfeited	26,900	25.77	—	—
Options outstanding at December 31, 2020	1,534,600	$18.12	3.8	$5,070
Exercisable at December 31, 2020	1,243,700	$16.35	3.0	$5,027
Non-vested at December 31, 2020	290,900	$25.67	7.3	$42
There were no options granted during the six months ended December 31, 2020. Assumptions used in estimating the fair value of options granted during the six months ended December 31, 2019 are presented below:

December 31,
2019
Weighted-average volatility	17.84%
Expected dividend yield	0.95%
Risk-free interest rate	1.55%
Expected life (years)	6.5
Weighted-average fair value of options granted	$4.67
At December 31, 2020, the Company had $1,297 of unrecognized compensation expense related to 290,900 stock options scheduled to vest over a five-year vesting period. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.3 years at December 31, 2020. At December 31, 2019, the Company had $1,854 of unrecognized compensation expense related to 401,800 stock options originally scheduled to vest over five- and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.4 years at December 31, 2019.
The table below presents restricted stock award activity for the six months ended December 31, 2020 and 2019:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2019	123,800	$24.65	$2,258
Granted	13,000	25.37	—
Vested	400	19.02	—
Forfeited	3,200	20.62	—
Non-vested at December 31, 2019	133,200	$24.83	$3,574

Non-vested at June 30, 2020	144,046	$25.89	$2,305
Vested	2,600	25.37	—
Forfeited	7,650	25.65	—
Non-vested at December 31, 2020	133,796	$25.91	$2,584
The table above includes non-vested performance-based restrictive stock units totaling 15,565 and 10,375 at December 31, 2020 and 2019, respectively. Each issuance of these stock units is scheduled to vest over 3.0 years assuming certain performance metrics are met.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
At December 31, 2020, unrecognized compensation expense was $2,250 related to 133,796 shares of restricted stock scheduled to vest over three- and five-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.4 years at December 31, 2020. At December 31, 2019, unrecognized compensation expense was $2,325 related to 133,200 shares of restricted stock originally scheduled to vest over three-, five-, and seven-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.5 years at December 31, 2019.
10.    Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At December 31, 2020 and June 30, 2020, respectively, loan commitments (excluding $146,181 and $141,557 of undisbursed portions of construction loans) totaled $86,648 and $57,798 of which $17,468 and $10,678 were variable rate commitments and $69,180 and $47,120 were fixed rate commitments. The fixed rate loans had interest rates ranging from 1.09% to 8.28% at December 31, 2020 and 1.74% to 8.54% at June 30, 2020, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $465,200 and $398,781 at December 31, 2020 and June 30, 2020, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these interest rate lock commitments was not material at December 31, 2020 or June 30, 2020.
The Company grants construction and permanent loans collateralized primarily by residential and commercial real estate to customers throughout its primary market areas. In addition, the Company grants equipment financing throughout the United States and municipal financing to customers throughout North and South Carolina. The Company’s loan portfolio can be affected by the general economic conditions within these market areas. Management believes that the Company has no significant concentration of credit in the loan portfolio.
Restrictions on Cash – In response to COVID-19, the FRB reduced the reserve requirements to zero on March 15, 2020. Prior to this change the Bank was required by regulation to maintain a varying cash reserve balance with the FRB.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of December 31, 2020 and June 30, 2020 were $7,936 and $7,766, respectively. There was no liability recorded for these letters of credit at December 31, 2020 or June 30, 2020, respectively.
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
Individually Evaluated Loans
The Company does not record loans at fair value on a recurring basis. From time to time, however, a loan is individually evaluated and an allowance for credit loss is established. Loans for which it is probable that payment of principal and interest will not be made in accordance with the contractual terms of the loan agreement are individually evaluated. Once a loan is identified, the fair value is estimated using one of two ways, which include collateral value and discounted cash flows. The Company reviews all individually evaluated loans each quarter to determine if an allowance is necessary. Those individually evaluated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.
Loans are considered collateral dependent if repayment is expected solely from the collateral. For these collateral dependent loans, the Company obtains updated appraisals at least annually. These appraisals are reviewed for appropriateness and then discounted for estimated closing costs to determine if an allowance is necessary. As part of the quarterly review of individually evaluated loans, the Company reviews these appraisals to determine if any additional discounts to the fair value are necessary. If a current appraisal is not obtained, the Company determines whether a discount is needed to the value from the original appraisal based on the decline in value of similar properties with recent appraisals. For loans that are not collateral dependent, estimated fair value is based on the present value of expected future cash flows using the interest rate implicit in the original agreement. Individually evaluated loans where a charge-off has occurred or an allowance is established during the period being reported require classification in the fair value hierarchy. The Company records such loans as a nonrecurring Level 3 in the fair value hierarchy.
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

	December 31, 2020
Description	Total	Level 1	Level 2	Level 3
U.S government agencies	$19,138	$—	$19,138	$—
Residential MBS of U.S. government agencies and GSEs	41,013	—	41,013	—
Municipal bonds	10,899	—	10,899	—
Corporate bonds	82,490	—	82,490	—
Total	$153,540	$—	$153,540	$—

	June 30, 2020
Description	Total	Level 1	Level 2	Level 3
U.S government agencies	$4,173	$—	$4,173	$—
Residential MBS of U.S. government agencies and GSEs	48,355	—	48,355	—
Municipal bonds	16,631	—	16,631	—
Corporate bonds	58,378	—	58,378	—
Total	$127,537	$—	$127,537	$—
There were no transfers between levels during the six months ended December 31, 2020.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Individually evaluated loans	$5,230	$—	$—	$5,230

	June 30, 2020
Description	Total	Level 1	Level 2	Level 3
Individually evaluated loans	$9,168	$—	$—	$9,168
REO	97	—	—	97
Total	$9,265	$—	$—	$9,265
Quantitative information about Level 3 fair value measurements during the period ended December 31, 2020 is shown in the table below:

Nonrecurring measurements:	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Input	Range	Weighted Average
Individually evaluated loans	$5,230	Discounted appraisals and discounted cash flows	Collateral discounts and discount spread	0% - 53% 2% - 3%	13%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The stated carrying value and estimated fair value amounts of financial instruments as of December 31, 2020 and June 30, 2020, are summarized below:

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$226,344	$226,344	$226,344	$—	$—
Commercial paper	183,778	183,778	183,778	—	—
Certificates of deposit in other banks	48,637	48,637	—	48,637	—
Securities available for sale	153,540	153,540	—	153,540	—
Loans, net	2,638,780	2,608,848	—	—	2,608,848
Loans held for sale	118,439	120,254	—	—	120,254
FHLB stock	23,309	23,309	23,309	—	—
FRB stock	7,374	7,374	7,374	—	—
SBIC investments	8,889	8,889	—	—	8,889
Accrued interest receivable	9,796	9,796	—	1,184	8,612
Liabilities:
Noninterest-bearing and NOW deposits	1,124,958	1,124,958	—	1,124,958	—
Money market accounts	882,366	882,366	—	882,366	—
Savings accounts	209,699	209,699	—	209,699	—
Certificates of deposit	526,246	529,661	—	529,661	—
Borrowings	475,000	504,734	—	504,734	—
Accrued interest payable	623	623	—	623	—

	June 30, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$121,622	$121,622	$121,622	$—	$—
Commercial paper	304,967	304,967	304,967	—	—
Certificates of deposit in other banks	55,689	55,689	—	55,689	—
Securities available for sale	127,537	127,537	—	127,537	—
Loans, net	2,741,047	2,692,265	—	—	2,692,265
Loans held for sale	77,177	78,129	—	—	78,129
FHLB stock	23,309	23,309	23,309	—	—
FRB stock	7,368	7,368	7,368	—	—
SBIC investments	8,269	8,269	—	—	8,269
Accrued interest receivable	12,312	12,312	208	744	11,360
Liabilities:
Noninterest-bearing and NOW deposits	1,012,200	1,012,200	—	1,012,200	—
Money market accounts	836,738	836,738	—	836,738	—
Savings accounts	197,676	197,676	—	197,676	—
Certificates of deposit	739,142	745,078	—	745,078	—
Borrowings	475,000	511,529	—	511,529	—
Accrued interest payable	1,087	1,087	—	1,087	—
The Company had off-balance sheet financial commitments, which included approximately $698,029 and $598,136 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at December 31, 2020 and June 30, 2020, respectively (see Note 10). Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
12.    Leases
As Lessee - Operating Leases
The Company's operating leases primarily include office space and bank branches. Certain leases include one or more options to renew, with renewal terms that can extend the lease term up to 15 additional years. The exercise of lease renewal options is at management's sole discretion. When it is reasonably certain that the Company will exercise its option to renew or extend the lease term, that option is included in estimating the value of the ROU and lease liability. At December 31, 2020, the Company did not have any leases that had not yet commenced for which it had created a ROU asset and a lease liability. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the Company's lease agreements include periodic rate adjustments for inflation. The depreciable life of ROU assets and leasehold improvements are limited to the shorter of the useful life or the expected lease term. Leases with an initial term of 12 months or less are not recorded on the Company's Consolidated Balance Sheets. The Company recognizes lease expenses for these leases over the lease term.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents supplemental balance sheet information related to operating leases. ROU assets are included in other assets and lease liabilities are included in other liabilities.

Supplemental Balance Sheet Information:	December 31, 2020	June 30, 2020
ROU assets	$4,546	$4,601
Lease liabilities	4,561	4,590
Weighted-average remaining lease terms	4.56	5.02
Weighted-average discount rate	2.81%	2.97%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at December 31, 2020:

Fiscal year ending June 30:
Remaining 2021	$663
2022	1,248
2023	1,200
2024	735
2025	349
Thereafter	676
Total of future minimum payments	$4,871
The following table presents components of operating lease expense for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Operating lease cost (included in occupancy expense)	$452	$459	$891	$932
Sublease income (included in other, net noninterest income)	(61)	(56)	(122)	(120)
Total operating lease expense, net	$391	$403	$769	$812
As Lessee - Finance Lease
The Company currently leases land for one of its branch office locations under a finance lease. The ROU asset for the finance lease totaled $2,052 at December 31, 2020 and June 30, 2020 and is included in other assets. The corresponding lease liability totaled $1,823 and $1,843 at December 31, 2020 and June 30, 2020, respectively, and is included in other liabilities. For the three and six months ended December 31, 2020, interest expense on the lease liability totaled $24 and $48, respectively. For the three and six months ended December 31, 2019, interest expense on the lease liability totaled $24 and $48, respectively.The finance lease has a maturity date of July 2028 and a discount rate of 5.18%.
The following schedule summarizes aggregate future minimum lease payments under this finance lease obligation at December 31, 2020:

Fiscal year ending June 30:
Remaining 2021	$66
2022	134
2023	134
2024	145
2025	146
Thereafter	1,848
Total minimum lease payments	2,473
Less: amount representing interest	(650)
Present value of net minimum lease payments	$1,823
Supplemental lease cash flow information for the six months ended December 31, 2020 and 2019:

	2020	2019
ROU assets - noncash additions (operating leases)	$597	$5,296
ROU assets - noncash addition (finance lease)	—	2,052
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	1,055	1,091
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	67	67

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
As Lessor - General
The Company leases equipment to commercial end users under operating and finance lease arrangements. The Company's equipment finance leases consist mainly of transportation, medical, and agricultural equipment. Many of its operating and finance leases offer the lessee the option to purchase the equipment at fair value or for a nominal fixed purchase option; and most of the leases that do not have a nominal purchase option include renewal provisions resulting in some leases continuing beyond initial contractual terms. The Company's leases do not include early termination options, and continued rent payments are due if leased equipment is not returned at the end of the lease.
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from 1 to 5 years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $25,293 and $21,595 with a residual value of $15,364 and $12,370 as of December 31, 2020 and June 30, 2020, respectively.
The following table presents total equipment finance operating lease income and depreciation expense for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Operating lease income	$1,349	$658	$2,675	$1,226
Depreciation expense	1,413	459	2,954	808
The following schedule summarizes aggregate future minimum operating lease payments to be received at December 31, 2020:

Fiscal year ending June 30:
Remaining 2021	$2,902
2022	5,038
2023	3,192
2024	1,123
2025	320
Thereafter	48
Total of future minimum payments	$12,623
As Lessor - Finance Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment. For the three months ended December 31, 2020 and 2019, total interest income on equipment finance leases totaled $570 and $459, respectively. For the six months ended December 31, 2020 and 2019, total interest income on equipment finance leases totaled $1,099 and $808, respectively.
The following table presents components of finance lease net investment included within equipment finance class of financing receivables:

	December 31, 2020	June 30, 2020
Lease receivables	$54,024	$44,927
The following schedule summarizes aggregate future minimum finance lease payments to be received at December 31, 2020:

Fiscal year ending June 30:
Remaining 2021	$6,452
2022	14,628
2023	14,205
2024	12,073
2025	8,358
Thereafter	3,813
Total minimum payments	59,529
Less: amount representing interest	(5,505)
Total	$54,024

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would," and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the effect of the COVID-19 pandemic, including on the Company’ credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for credit losses and provision for credit losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of LIBOR, and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that the Company originates; results of examinations of us by the Board of Governors of the Federal Reserve System (“Federal Reserve”), the NCCOB, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in laws or regulations, changes in regulatory policies and principles or the application or interpretation of laws and regulations by regulatory agencies and tax authorities, including changes in deferred tax asset and liability activity, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; management's assumptions in determining the adequacy of the allowance for credit losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel the Company may in the future acquire into its operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the CARES Act; and the other risks detailed from time to time in our filings with the SEC, including our 2020 Form 10-K.
Many of the forward-looking statements are based upon management's beliefs and assumptions at the time they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.
As used throughout this report, the terms "our", "us", "HomeTrust Bancshares" or the "Company" refer to HomeTrust Bancshares, Inc. and its consolidated subsidiary, including HomeTrust Bank (the "Bank") unless the context indicates otherwise.
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

Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences, including home equity loans and construction and land/lot loans, commercial real estate loans, construction and development loans, commercial and industrial loans, SBA loans, equipment finance leases, indirect automobile loans, and municipal finance agreements. The Company also works with a third party to originate HELOCs which are pooled and sold. In addition, the Company purchases investment securities consisting primarily of securities issued by United States Government agencies and GSEs, as well as corporate bonds, commercial paper, and FDIC insured certificates of deposit.
The Company offers a variety of deposit accounts for individuals, businesses, and nonprofit organizations. Deposits and borrowings are our primary source of funds for our lending and investing activities.
The Company is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing time deposits, other investments, account maturities, and the overall level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles.
Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that the Company earns on its loans and investments, and interest expense, which is the interest that is paid on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the 150 basis point reduction in the targeted federal funds rate during 2020, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected throughout fiscal 2021 and possibly longer.
A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, loan income and fees, lease income, gain on sale of loans, and gains and losses from sales of securities.
An offset to net interest income is the provision for credit losses which is required to establish the ACL. Under the new CECL standard all financial assets measured at amortized cost and off balance sheet credit exposures, including loans, investment securities and unfunded commitments are evaluated for credit losses. See Note 1 – Summary of Significant Accounting Policies for further discussion.
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
Our geographic footprint includes seven markets obtained through numerous strategic acquisitions as well as two de novo commercial loan offices. Looking forward, the Company believes opportunities currently exist within our market areas to grow our franchise. While COVID-19 has dampened our growth activities, the Company believes as the local and global economy returns to normalcy it remains in a position to create organic growth through marketing efforts. The Company may also seek to expand its franchise through the selective acquisition of individual branches, loan purchases and, to a lesser degree, whole bank transactions that meet our investment and market objectives. The Company will continue to be disciplined as it pertains to future expansion focusing primarily on organic growth in our current market areas.
At December 31, 2020, the Company had 41 locations in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Critical Accounting Policies and Estimates
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. These policies relate to (i) the determination of the provision for credit losses and the ACL, and (ii) the valuation of goodwill and other intangible assets. The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Management uses a systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s estimate of current expected credit losses. See Note 1 — Summary of Significant Accounting Policies and Note 6 — Loans and Allowance for Credit Losses on Loans in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL. The valuation of goodwill and other intangible assets policy is described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies in the Company's 2020 Form 10-K.

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
Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report contains certain non-GAAP financial measures, which include: tangible book value; tangible book value per share, tangible equity to tangible assets ratio; and the ratio of the ACL to total loans excluding PPP loans. Management has presented the non-GAAP financial measures in this discussion and analysis because it believes including these items is more indicative of and provides useful and comparative information to assess trends in our core operations while facilitating comparison of the quality and composition of the Company’s earnings over time and in comparison to its competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, the Company has also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months and Six Months Ended December 31, 2020 and 2019” for more detailed information about our financial performance.

Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

	As of
	December 31,	September 30,	December 31,
(Dollars in thousands, except per share data)	2020	2020	2019
Total stockholders' equity	$404,724	$400,351	$416,995
Less: goodwill, core deposit intangibles, net of taxes	26,130	26,285	26,959
Tangible book value (1)	$378,594	$374,066	$390,036
Common shares outstanding	16,791,027	17,020,724	17,664,384
Tangible book value per share	$22.55	$21.98	$22.08
Book value per share	$24.10	$23.52	$23.61

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
	December 31,	September 30,	December 31,
(Dollars in thousands)	2020	2020	2019
Tangible book value (1)	$378,594	$374,066	$390,036
Total assets	3,679,971	3,674,034	3,470,232
Less: goodwill, core deposit intangibles, net of taxes	26,130	26,285	26,959
Total tangible assets(2)	$3,653,841	$3,647,749	$3,443,273
Tangible equity to tangible assets	10.36%	10.25%	11.33%
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

Set forth below is a reconciliation to GAAP of the ACL to total loans (excluding net deferred loan costs) and the allowance for credit losses as adjusted to exclude PPP loans:

	As of
(Dollars in thousands)	December 31,	September 30,	December 31,
	2020	2020	2019
Total gross loans receivable (GAAP)	$2,678,624	$2,769,396	$2,553,455
Less: PPP loans (1)	64,845	80,816	—
Adjusted gross loans (non-GAAP)	$2,613,779	$2,688,580	$2,553,455

ACL	$39,844	$43,132	$22,031
ACL / Adjusted gross loans (non-GAAP)	1.52%	1.60%	0.86%
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
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the CARES Act was signed into law on March 27, 2020 as a $2.2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and healthcare providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations. While it is not possible to know the full extent of these impacts as of the date of this filing, the Company is disclosing potentially material items of which it is aware.
On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law including $900 billion in stimulus relief for the COVID-19 pandemic. The legislation extends certain relief provisions from the March CARES Act that were set to expire at the end of 2020. This new legislation extends the relief to financial institutions to suspend TDR assessment and reporting requirements under GAAP for loan modifications to the earlier of 60 days after the national emergency termination date or January 1, 2022. The legislation includes additional funding for businesses that did not receive PPP funds under the CARES Act, especially minority- and women-owned businesses. In addition, it allows businesses another opportunity to borrow PPP funds if they can show losses of 25% or more in 2020 based on their 2019 revenue. The Company expects a smaller number of applications to be made by its customers for these additional PPP funds.
In response to the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our customers and communities served.
Paycheck Protection Program Participation. The CARES Act authorized the SBA to temporarily guarantee loans under the new PPP loan program. The goal of the PPP was to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.
As of December 31, 2020, the Company had originated $80.8 million of PPP loans for 290 customers. Total net origination fees deferred on these loans were approximately $2.1 million which are being accreted into interest income over the life of the loans. For the three months ended December 31, 2020, the Company earned $488,000 in fees through accretion including some accelerated accretion resulting from loan forgiveness. At December 31, 2020 the Company had $1.1 million of deferred PPP loan fees remaining which are expected to be recognized over the next several quarters as loan forgiveness accelerates. Additional PPP loans were processed and funded through a third party provider due to demand exceeding the Bank's capacity, which, as of December 31, 2020 totaled $32.1 million for almost 1,000 customers. The Company also continues to work with its clients to assist them with accessing other borrowing options, including other government sponsored lending programs, as appropriate. The Bank originated $12.5 million under the Main Street Lending Program before the program ended on January 8, 2021.
Loan Modifications. The Company continues to closely monitor the effects of COVID-19 on its loan portfolio and all the associated risks to minimize any potential losses. HomeTrust Bank is offering payment and financial relief programs for borrowers impacted by COVID-19. These programs include loan payment deferrals for up to 90 days, waived late fees, and suspension of foreclosure proceedings and repossessions. For the quarter ended December 31, 2020, the Bank experienced a significant decline in requests by borrowers for payment and financial relief programs; however, it will continue to work with individual borrowers in order to minimize the impact to both the Bank and its customers.

The breakout of loans deferred by loan type as of the dates indicated is as follows:

Principal and Interest Payment Deferrals by Loan Types (1) (2)
	December 31, 2020		September 30, 2020		June 30, 2020
	Deferral	Percent of Total Loan Portfolio	Deferral	Percent of Total Loan Portfolio	Deferral	Percent of Total Loan Portfolio
Lodging	$—	—%	$60,782	2.2%	$108,171	4.0%
Other commercial real estate, construction and development, and commercial and industrial	4,018	0.2	27,169	1.0	367,443	13.7
Equipment finance	2,196	0.1	2,187	0.1	33,693	1.3
One-to-four family	822	—	684	—	36,821	1.4
Other consumer loans	832	—	422	—	5,203	0.2
Total	$7,868	0.3%	$91,244	3.3%	$551,331	20.6%
__________________________
(1)    Modified loans are not included in classified assets or nonperforming assets.
(2)    Principal and interest is being deferred

A majority of loans placed on principal and interest payment deferral during the pandemic came out of deferral as of December 31, 2020. However, the Company has allowed for continued relief to borrowers in the form of interest-only payments for certain loans recently coming out of full deferral. At December 31, 2020, the Company had $75.8 million in commercial loans on interest-only payments for a period of time no greater than 12 months before being required to return to their original contractual payments.
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
The Company believes the steps it has taken and is taking are necessary to effectively manage the loan portfolio and assist customers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic. In addition, the Company will continue to work with its customers to determine the best option for repayment of accrued interest on the deferred payments.
Branch Operations. Since the beginning of the pandemic, the Company has taken various steps to ensure the safety of our customers and our team members by limiting branch activities to appointment only and use of our drive-up facilities, and by encouraging the use of our digital and electronic banking channels, all the while adjusting for evolving State and Federal guidelines. On October 13, 2020, the Company reopened the lobbies of all its branches across its four state footprint with appropriate protective measures to help ensure the safety of its customers and retail banking employees.
Comparison of Financial Condition at December 31, 2020 and June 30, 2020
General.  Total assets and liabilities remained at $3.7 billion and $3.3 billion, respectively, at December 31, 2020 as compared to June 30, 2020. The cumulative increase of $130.7 million, or 52.5% in cash and cash equivalents and securities held for sale was offset by the cumulative decrease of $128.2 million, or 35.6% in commercial paper and deposits in other banks as the Company repositioned its liquidity due to maturities and lower short-term rates during the period. The $41.3 million, or 53.5% increase in loans held for sale primarily relates to additional 1-4 family and home equity loans originated for sale during the period.
On July 1, 2020, the Company adopted the CECL accounting standard in accordance with ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The cumulative effect adjustment from this change in accounting standard resulted in an increase in our ACL for loans of $14.8 million, additional deferred tax assets of $3.9 million, additional reserve for unfunded loan commitments of $2.3 million, and a reduction to retained earnings of $13.2 million. In addition, an ACL for commercial paper was established for $250,000 with a deferred tax asset of $58,000. The adoption of this ASU did not have an effect on available for sale debt securities for the six months ended December 31, 2020.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents increased $104.7 million, or 86.1%, to $226.3 million at December 31, 2020 from $121.6 million at June 30, 2020. Commercial paper decreased $121.2 million, or 39.7% to $183.8 million at December 31, 2020 from $305.0 million at June 30, 2020 as a result of the lower interest rate environment. Our investments in commercial paper have short-term maturities and limited exposure of $15.0 million or less per each highly-rated company.
Investments.  Debt securities available for sale increased $26.0 million, or 20.4%, to $153.5 million at December 31, 2020 from $127.5 million at June 30, 2020. During the six months ended December 31, 2020, $73.7 million of securities were purchased, $38.7 million of securities matured, and $8.2 million of MBS principal payments were received. At December 31, 2020, certificates of deposit in other banks decreased $7.1 million, or 12.7% to $48.6 million compared to $55.7 million at June 30, 2020. The decrease in certificates of deposit in other banks was due to $8.3 million in maturities partially offset by $1.2 million in purchases. All certificates of deposit in other banks are fully insured by the FDIC. Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Management does not believe that there were any credit losses at December 31, 2020; therefore, no impairment losses were recorded during the first six months of fiscal 2021. Other investments at cost increased $626,000, or 1.6%, to $39.6 million at December 31, 2020 from $38.9 million at June 30, 2020. Other investments at cost included FHLB stock, FRB stock, and SBIC investments totaling $23.3 million, $7.4 million, and $8.9 million, respectively.
Loans held for sale. Loans held for sale increased to $118.4 million at December 31, 2020 from $77.2 million at June 30, 2020. The increase was primarily driven by a $16.3 million, or 34.2% increase in HELOCs originated for sale, as well as a 63.4% increase in mortgage loans originated for sale of $17.8 million and an increase in SBA loans held for sale of $7.1 million, or 570.8% increase.
Loans.  Total loans receivable decreased $90.5 million, or 3.3% to $2.7 billion at December 31, 2020 from $2.8 billion at June 30, 2020. The decrease was driven by two large commercial relationship payoffs totaling $52.8 million, PPP loan forgiveness of $15.9 million, and the continued payoff of purchased HELOCs of $13.1 million.
Commercial and retail consumer loans consist of the following at the dates indicated:

	As of				Percent of total
	December 31,	June 30,	Change		December 31,	June 30,
(Dollars in thousands)	2020	2020	$	%	2020	2020
Commercial loans:
Commercial real estate	$1,056,971	$1,052,906	$4,065	0.4%	39.5%	38.0%
Construction and development	172,892	215,934	(43,042)	(19.9)	6.5	7.8
Commercial and industrial	138,761	154,825	(16,064)	(10.4)	5.2	5.6
Equipment finance	272,761	229,239	43,522	19.0	10.2	8.3
Municipal leases	128,549	127,987	562	0.4	4.8	4.6
PPP loans	64,845	80,697	(15,852)	(19.6)	2.4	2.9
Total commercial loans	1,834,779	1,861,588	(26,809)	(1.4)	68.6	67.2

Retail consumer loans:
One-to-four family	452,421	473,693	(21,272)	(4.5)	16.9	17.1
HELOCs - originated	125,397	137,447	(12,050)	(8.8)	4.7	5.0
HELOCs - purchased	58,640	71,781	(13,141)	(18.3)	2.2	2.6
Construction and land/lots	75,108	81,859	(6,751)	(8.2)	2.8	3.0
Indirect auto finance	122,947	132,303	(9,356)	(7.1)	4.6	4.8
Consumer	9,332	10,259	(927)	(9.0)	0.3	0.4
Total retail consumer loans	843,845	907,342	(63,497)	(7.0)	31.4	32.8
Total loans	$2,678,624	$2,768,930	$(90,306)	(3.3)%	100.0%	100.0%
Asset Quality. Our overall asset quality metrics continue to demonstrate our commitment to growing and maintaining a loan portfolio with a moderate risk profile; however, the Company will remain diligent in its review of the portfolio and overall economy as it continues to maneuver through the uncertainty surrounding COVID-19. See "Recent Developments: COVID-19, the CARES Act, and Our Response" on page 44 for additional information regarding our response to COVID-19.
Nonperforming assets decreased by $1.5 million, or 9.2% to $14.8 million, or 0.40% of total assets at December 31, 2020 from $16.3 million, or 0.44% of total assets at June 30, 2020. Nonperforming assets included $14.5 million in nonaccruing loans and $252,000 in REO at December 31, 2020, compared to $15.9 million and $337,000 in nonaccruing loans and REO, respectively, at June 30, 2020. Included in nonperforming loans at December 31, 2020 are $5.9 million of TDR loans of which $4.1 million were current with respect to their modified payment terms. At December 31, 2020, $7.0 million, or 48.3%, of nonaccruing loans were current on their loan payments. The ratio of nonperforming loans to total loans was 0.54% at December 31, 2020 and 0.58% at June 30, 2020.
The ratio of classified assets to total assets decreased to 0.74% at December 31, 2020 from 0.84% at June 30, 2020. Classified assets decreased to $27.2 million at December 31, 2020 compared to $31.1 million at June 30, 2020 primarily due to $3.1 million in payoffs and $1.5 million in charge-offs during the six month period ended December 31, 2020.
Our individually evaluated loans are comprised of loans meeting certain thresholds, on nonaccrual status, and all TDRs, whether performing or on nonaccrual status under their restructured terms. Individually evaluated loans may be evaluated for reserve purposes using either the cash flow or the collateral valuation method. As of December 31, 2020, there were $11.4 million loans individually evaluated. For more information on these individually evaluated loans, see Note 6 of the Notes to Consolidated Financial Statements under Item 1 of this report.

Allowance for credit losses.  On July 1, 2020, the Company adopted the CECL accounting standard in accordance with ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." See "Note 1 - Summary of Significant Accounting Policies" and "Note 6 - Loans" for additional details related to the adoption of CECL.
The ACL was $39.8 million, or 1.49% of total loans at December 31, 2020 compared to $28.1 million, or 1.01% of total loans at June 30, 2020. The ACL to gross loans excluding PPP loans was 1.52% at December 31, 2020, compared to 1.04% at June 30, 2020. The overall increase was driven by the additional allowance stemming from the Company's adoption of the new CECL accounting standard.
There was a net benefit of $2.1 million for the provision for credit losses for the six months ended December 31, 2020, compared to a $400,000 provision for the corresponding period in fiscal year 2020. The net benefit of provision was primarily driven by changes in the economic forecast which improved in outlook since the adoption of the standard and a decline in the balance of total loans. Net loan charge-offs totaled $637,000 for the six months ended December 31, 2020, compared to net recoveries of $202,000 for the same period last year. Net charge-offs as a percentage of average loans were 0.04% for the six months ended December 31, 2020 compared to net recoveries of (0.01)% for the corresponding period in fiscal year 2020.
The allowance as a percentage of nonaccruing loans increased to 274.05% at December 31, 2020 from 176.30% at June 30, 2020.
Management believes the ACL as of December 31, 2020 was adequate to absorb the estimated losses in the loan portfolio at that date. While management believes the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the ACL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. Lastly, a further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the ACL and may adversely affect the Company’s financial condition and results of operations.
Real estate owned. REO decreased $85,000, or 25.2% to $252,000 at December 31, 2020 due to $193,000 in REO sales partially offset by $108,000 in transfers from loans during the six months ended December 31, 2020.
Deferred income taxes. Deferred income taxes increased $2.3 million, or 14.0%, to $18.6 million at December 31, 2020 from $16.3 million at June 30, 2020. The increase was primarily driven by the the adoption of the CECL standard which resulted in an increase of $3.9 million, which was partially offset by the realization of net operating losses.
Premises and equipment, net. Premises and equipment, net increased $11.6 million, or 19.9% to $70.1 million at December 31, 2020 from $58.5 million at June 30, 2020. The increase was a result of the purchase of an office building in Charlotte, N.C. for use as a future branch location and other Bank office space.
Goodwill. Goodwill remained unchanged at $25.6 million at both December 31, 2020 and June 30, 2020.
Other assets. Other assets increased $3.0 million, or 6.0%, to $52.5 million at December 31, 2020 from $49.5 million at June 30, 2020. The increase was primarily driven by operating leases from our equipment finance line of business.
Deposits.  Deposits decreased $42.5 million, or 1.5% during the six months ended December 31, 2020 to $2.7 billion from $2.8 billion at June 30, 2020 which was driven by our focused effort to realign the deposit mix. As part of a managed runoff, certificates of deposit and brokered deposits decreased $212.9 million, or 28.8% to $526.2 million at December 31, 2020. This decrease was partially offset by successful efforts to increase core deposits which increased $170.4 million, 8.3%.
The following table sets forth our deposits by type of deposit account as of the dates indicated:

	As of				Percent of total
	December 31,	June 30,	Change		December 31,	June 30,
(Dollars in thousands)	2020	2020	$	%	2020	2020
Core deposits:
Noninterest-bearing accounts	$469,998	$429,901	$40,097	9.3%	17.1%	15.4%
NOW accounts	654,960	582,299	72,661	12.5%	23.9%	20.9%
Money market accounts	882,366	836,738	45,628	5.5%	32.2%	30.0%
Savings accounts	209,699	197,676	12,023	6.1%	7.7%	7.1%
Core deposits	2,217,023	2,046,614	170,409	8.3%	80.8%	73.5%
Certificates of deposit	526,246	739,142	(212,896)	(28.8)%	19.2%	26.5%
Total	$2,743,269	$2,785,756	$(42,487)	(1.5)%	100.0%	100.0%

Borrowings.  Borrowings remained at $475.0 million at December 31, 2020 compared to June 30, 2020. At December 31, 2020 all FHLB advances had maturities of seven years or more (but were callable in less than two years) with a weighted average interest rate of 1.39%.
Equity.  Stockholders' equity at December 31, 2020 decreased $3.5 million, or 0.9% to $404.7 million from $408.3 million at June 30, 2020. Changes within stockholders' equity included $15.2 million in net income and $2.2 million in stock-based compensation, ESOP shares allocated, and stock option exercises, offset by $13.4 million related to the adoption of the new CECL accounting standard, 277,122 shares of common stock being repurchased at an average cost of $18.69 per share, or approximately $5.2 million in total, and $2.5 million related to cash dividends declared. As of December 31, 2020, the Bank and the Company were considered "well capitalized" in accordance with their regulatory capital guidelines and exceeded all regulatory capital requirements.

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

	For the Three Months Ended December 31,
	2020			2019
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable(1)	$2,826,133	$28,648	4.05%	$2,782,412	$32,409	4.66%
Commercial paper and deposits in other banks	417,401	614	0.59%	346,376	1,912	2.21%
Securities available for sale	133,856	504	1.50%	165,577	1,093	2.64%
Other interest-earning assets(3)	39,290	696	7.08%	44,398	772	6.95%
Total interest-earning assets	3,416,680	30,462	3.57%	3,338,763	36,186	4.34%
Other assets	257,572			269,679
Total assets	$3,674,252			$3,608,442
Liabilities and equity:
Interest-bearing deposits:
Interest-bearing checking accounts	$584,530	$353	0.24%	$455,747	$375	0.33%
Money market accounts	848,760	414	0.20%	785,374	2,083	1.06%
Savings accounts	206,205	38	0.07%	168,022	50	0.12%
Certificate accounts	576,078	1,542	1.07%	778,664	3,813	1.96%
Total interest-bearing deposits	2,215,573	2,347	0.42%	2,187,807	6,321	1.16%
Borrowings	475,000	1,688	1.42%	605,489	2,541	1.68%
Total interest-bearing liabilities	2,690,573	4,035	0.60%	2,793,296	8,862	1.27%
Noninterest-bearing deposits	523,488			334,732
Other liabilities	57,813			65,812
Total liabilities	3,271,874			3,193,840
Stockholders' equity	402,378			414,602
Total liabilities and stockholders' equity	$3,674,252			$3,608,442

Net earning assets	$726,107			$545,467
Average interest-earning assets to
average interest-bearing liabilities	126.99%			119.53%
Tax-equivalent:
Net interest income		$26,427			$27,324
Interest rate spread			2.97%			3.07%
Net interest margin(4)			3.09%			3.27%
Non-tax-equivalent:
Net interest income		$26,122			$27,034
Interest rate spread			2.93%			3.03%
Net interest margin(4)			3.06%			3.24%
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $305 and $290 for the three months ended December 31, 2020 and 2019, respectively, calculated based on a combined federal and state tax rate of 24%.
(3) The average other interest-earning assets consist of FRB stock, FHLB stock, and SBIC investments.
(4) Net interest income divided by average interest-earning assets.

	For the Six Months Ended December 31,
	2020			2019
	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable(1)	$2,850,783	$57,550	4.04%	$2,766,022	$64,960	4.70%
Commercial paper and deposits in other banks	420,785	1,495	0.71%	354,750	4,165	2.35%
Securities available for sale	120,062	1,032	1.72%	152,143	1,989	2.61%
Other interest-earning assets(3)	39,118	1,144	5.85%	45,054	1,604	7.12%
Total interest-earning assets	3,430,748	61,221	3.57%	3,317,969	72,718	4.38%
Other assets	254,610			267,028
Total assets	$3,685,358			$3,584,997
Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$572,505	$750	0.26%	$448,636	$694	0.31%
Money market accounts	837,153	964	0.23%	752,178	3,844	1.02%
Savings accounts	203,374	75	0.07%	170,207	103	0.12%
Certificate accounts	632,894	3,811	1.20%	761,810	7,533	1.98%
Total interest-bearing deposits	2,245,926	5,600	0.50%	2,132,831	12,174	1.14%
Borrowings	475,000	3,375	1.42%	644,451	5,862	1.82%
Total interest-bearing liabilities	2,720,926	8,975	0.66%	2,777,282	18,036	1.30%
Noninterest-bearing deposits	507,087			330,418
Other liabilities	55,699			64,456
Total liabilities	3,283,712			3,172,156
Stockholders' equity	401,646			412,841
Total liabilities and stockholders' equity	$3,685,358			$3,584,997

Net earning assets	$709,822			$540,687
Average interest-earning assets to
average interest-bearing liabilities	126.09%			119.47%
Tax-equivalent:
Net interest income		$52,246			$54,682
Interest rate spread			2.91%			3.08%
Net interest margin(4)			3.05%			3.30%
Non-tax-equivalent:
Net interest income		$51,631			$54,107
Interest rate spread			2.87%			3.05%
Net interest margin(4)			3.01%			3.26%
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $615 and $575 for the six months ended December 31, 2020 and 2019, respectively, calculated based on a combined federal and state tax rate of 24%.
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

	Three Months Ended December 31, 2020
	Compared to
	Three Months Ended December 31, 2019
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$508	$(4,269)	$(3,761)
Commercial paper and deposits in other banks	392	(1,690)	(1,298)
Securities available for sale	(209)	(380)	(589)
Other interest-earning assets	(89)	13	(76)
Total interest-earning assets	$602	$(6,326)	$(5,724)
Interest-bearing liabilities:
Interest-bearing checking accounts	$106	$(128)	$(22)
Money market accounts	168	(1,837)	(1,669)
Savings accounts	12	(24)	(12)
Certificate accounts	(992)	(1,279)	(2,271)
Borrowings	(548)	(305)	(853)
Total interest-bearing liabilities	(1,254)	(3,573)	(4,827)
Net increase (decrease) in tax equivalent interest income	$1,856	$(2,753)	$(897)

	Six Months Ended December 31, 2020
	Compared to
	Six Months Ended December 31, 2019
	Increase/ (decrease) due to		Total increase/(decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$1,991	$(9,401)	$(7,410)
Commercial paper and deposits in other banks	775	(3,445)	(2,670)
Securities available for sale	(419)	(538)	(957)
Other interest-earning assets	(212)	(248)	(460)
Total interest-earning assets	$2,135	$(13,632)	$(11,497)
Interest-bearing liabilities:
Interest-bearing checking accounts	$191	$(135)	$56
Money market accounts	434	(3,314)	(2,880)
Savings accounts	20	(48)	(28)
Certificate accounts	(1,275)	(2,447)	(3,722)
Borrowings	(1,540)	(947)	(2,487)
Total interest-bearing liabilities	(2,170)	(6,891)	(9,061)
Net increase (decrease) in tax equivalent interest income	$4,305	$(6,741)	$(2,436)
__________
(1) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $305 and $290 for the three months ended December 31, 2020 and 2019, respectively, calculated based on a combined federal and state income tax rate of 24%. Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $615 and $575 for the six months ended December 31, 2020 and 2019, respectively, calculated based on a combined federal and state income tax rate of 24%.

Comparison of Results of Operations for the Three Months Ended December 31, 2020 and 2019
General.  During the three months ended December 31, 2020, net income increased 2.9% to $9.5 million compared to $9.2 million for the three months ended December 31, 2019. The Company's diluted earnings per share increased to $0.57 for the three months ended December 31, 2020 compared to $0.52 for the same period in fiscal 2020. First quarter earnings continue to be negatively impacted by an economy weakened by COVID-19 as well as a lower interest rate margin due to the decrease in interest rates over the past year. Despite the lower net interest income for the quarter, the increase in earnings for the three months ended December 31, 2020 as compared to the same period a year ago was driven by a net benefit in the provision for credit losses due to improvement in the economic forecast since adoption of the new accounting standard to measure current expected credit losses.
Net Interest Income. Net interest income decreased to $26.1 million for the quarter ended December 31, 2020, compared to $27.0 million for the comparative quarter in fiscal 2020. The $912,000, or 3.4% decrease was due to a $5.7 million decrease in interest and dividend income, primarily driven by lower rates on loans and commercial paper as a result of lower federal funds and other market interest rates. This decrease was partially offset by a $4.8 million decrease in interest expense.
Average interest-earning assets increased $77.9 million, or 2.3% to $3.4 billion for the quarter ended December 31, 2020. The average balance of total loans receivable increased by $43.7 million, or 1.6% compared to the same quarter last year due to organic loan growth and PPP loan originations. The average balance of commercial paper and deposits in other banks increased $71.0 million, or 20.5% driven by increases in commercial paper investments as a result of the Company's increased liquidity between the periods. The Company's investments in commercial paper have short-term maturities and limited exposure of $15.0 million or less per each highly-rated company. The overall increase in interest-earning assets was primarily funded by a $188.8 million, or 56.4% increase in average noninterest-bearing deposits partially offset by a $102.7 million, or 3.7% decrease in average interest-bearing liabilities as compared to the same quarter last year. Net interest margin (on a fully taxable-equivalent basis) for the three months ended December 31, 2020 decreased to 3.09% from 3.27% for the same period a year ago.
Total interest and dividend income decreased $5.7 million, or 16.0% for the three months ended December 31, 2020 as compared to the same period last year, which was primarily driven by a $3.8 million, or 11.8% decrease in loan interest income, a $1.3 million, or 67.9% decrease in interest income from commercial paper and deposits in other banks, and a $589,000, or 53.9% decrease in interest income on securities available for sale. The lower interest income in each category was driven by the decrease in yields caused by the significant reduction in current market rates compared to the same quarter last year. Average loan yields decreased 61 basis points to 4.05% for the quarter ended December 31, 2020 from 4.66% in the corresponding quarter last year. Average yields on commercial paper and deposits in other banks decreased 162 basis points to 0.59% for the quarter ended December 31, 2020 from 2.21% in the corresponding quarter last year. Average yields on securities available for sale decreased 114 basis points to 1.50% for the quarter ended December 31, 2020 from 2.64% in the corresponding quarter last year.
Total interest expense decreased $4.8 million, or 54.5% for the quarter ended December 31, 2020 compared to the same period last year. The decrease was driven by a $4.0 million, or 62.9% decrease in interest expense on deposits and a $853,000, or 33.6% decrease in interest expense on borrowings. Average interest-bearing deposits for the quarter ended December 31, 2020 increased $27.8 million, or 1.3%, but was more than offset by the 74 basis point decrease in cost of deposits, down to 0.42% compared to 1.16% in the same period in fiscal 2020. Average borrowings for the quarter ended December 31, 2020 decreased $130.5 million, or 21.6% along with a 26 basis point decrease in the average cost of borrowings compared to the same period last year. The increase in average deposits (interest and noninterest-bearing) was due to successful deposit gathering campaigns and funds from PPP loans and other government stimulus. The decrease in the average cost of borrowing was driven by the lower federal funds rate during the current quarter compared to the prior year. The overall average cost of funds decreased 67 basis points to 0.60% for the current quarter compared to 1.27% in the same quarter last year due primarily to the impact of the lower amount of borrowings and rates.
Provision (Benefit) for Credit Losses. During the three months ended December 31, 2020 there was a $3.0 million net benefit of the provision for credit losses compared to a $400,000 provision for the corresponding quarter of fiscal 2020. The net benefit of provision relates to the previously discussed changes in the economic forecast since September 30, 2020 and the decline in the balance of total loans. Net loan recoveries totaled $62,000 for the three months ended December 31, 2020, compared to $317,000 for the same period last year. Net recoveries as a percentage of average loans were 0.01% and 0.05% for the quarter ended December 31, 2020 and 2019, respectively.
See "Comparison of Financial Condition - Asset Quality" for additional details.
Noninterest Income. Noninterest income increased $270,000, or 3.0% to $9.3 million for the three months ended December 31, 2020 from $9.1 million for the same period in the previous year primarily due to a $830,000, or 63.2% increase in other noninterest income, partially offset by a $302,000, or 34.7% decrease in loan income and fees, a $189,000, or 7.3% decrease in service charges and fees on deposit accounts, and a $71,000, or 1.9% decrease in gain of sale of loans. The increase in other noninterest income primarily related to operating lease income from the continued growth in the equipment finance line of business. The decrease in loan income and fees is primarily a result of lower fees from our adjustable rate conversion program and servicing fees. The decrease in service charges on deposit accounts was a result of fewer transactions as customers have decreased spending during the pandemic. The decrease in gain on the sale of loans was driven by a decrease in gains from the sale of SBA loans, partially offset by an increase in sales of mortgage loans and home equity loans. During the quarter ended December 31, 2020, $9.3 million of the guaranteed portion of SBA commercial loans were sold with gains of $778,000 compared to $16.5 million sold and gains of $1.0 million in the corresponding quarter in the prior year. There were $108.9 million of residential mortgage loans originated for sale which were sold with gains of $2.8 million compared to $57.8 million sold and gains of $1.4 million in the corresponding quarter in the prior year. Included in the prior year's gain on sale of loans was an additional $1.3 million non-recurring gain related to one-to-four family loans of $154.9 million that were sold during the quarter. In addition, $23.2 million of home equity loans were sold during the quarter ended December 31, 2020 for a gain of $158,000.
Noninterest Expense.  Noninterest expense for the three months ended December 31, 2020 increased $2.4 million, or 10.0% to $26.4 million compared to $24.0 million for the three months ended December 31, 2019. The increase was primarily due to a $1.5 million, or 10.8% increase in salaries and employee benefits as a result of new positions, mortgage loan origination incentives, and annual salary increases; a $892,000, or 26.9% increase in other expenses, mainly driven by depreciation from our equipment finance line of business; a $475,000 increase in deposit insurance premiums as a result of credits issued by the FDIC being utilized in the prior year period, and a $235,000, or 11.8% increase in computer services. Partially offsetting these increases was a cumulative decrease of $608,000, or 17.9% in net occupancy expense; marketing and advertising expense; and core deposit intangible amortization for the three months ended December 31, 2020 compared to the same period last year. In addition, there was a $195,000, 54.2% decrease in REO-related expenses as a result of fewer properties held and no post-foreclosure writedowns.
Income Taxes. The Company's income tax expense for the three months ended December 31, 2020 increased $116,000, or 4.7% to $2.6 million from $2.5 million. The effective tax rate for the three months ended December 31, 2020 and 2019 was 21.5% and 21.2%, respectively.
Comparison of Results of Operations for the Six Months Ended December 31, 2020 and 2019
General.  During the six months ended December 31, 2020, net income decreased by $2.8 million, or 15.5% to $15.2 million from $18.0 million for the six months ended December 31, 2019. Diluted earnings per share decreased to $0.92 for the six months ended December 31, 2020 compared to $1.01 in the same period in fiscal 2020. Offsetting the decrease in net income for the six months ended December 31, 2020 as compared to the prior comparable six-month period was a net benefit in the provision for credit losses due to improvement in the economic forecast since adoption of the new accounting standard to measure current expected credit losses. The net benefit in the provision nearly offset the decline in net interest income for the period as compared to the same period ended December 31, 2019. The overall decline in net income resulted from an increase in total noninterest expense.
Net Interest Income. Net interest income decreased to $51.6 million for the six months ended December 31, 2020, compared to $54.1 million for the comparative period in fiscal 2020. The $2.5 million, or 4.6% decrease was due to a $11.5 million decrease in interest and dividend income partially offset by a $9.1 million decrease in interest expense, both of which were driven by the lower rate environment in the current period.
Average interest-earning assets increased $112.8 million, or 3.4% to $3.4 billion for the six months ended December 31, 2020 compared to $3.3 billion in the corresponding prior period. The average balance of total loans receivable increased by $84.8 million, or 3.1% compared to the same period last year. The average balance of commercial paper and deposits in other banks increased $66.0 million, or 18.6% between the periods. These increases were funded by a $32.1 million, or 21.1% decrease in securities available for sale and a $176.7 million, or 53.5% increase in average noninterest-bearing deposits partially offset by a $56.4 million, or 2.0% decrease in average interest-bearing liabilities as compared to the same period last year. Net interest margin (on a fully taxable-equivalent basis) for the six months ended December 31, 2020 decreased to 3.05% from 3.30% for the same period a year ago.
Total interest and dividend income decreased $11.5 million, or 16.0% for the six months ended December 31, 2020 as compared to the same period last year, which was primarily driven by a $7.5 million, or 11.6% decrease in loan interest income, a $2.7 million, or 64.1% decrease in interest income from commercial paper and deposits in other banks, a $957,000, or 48.1% decrease in interest income on securities available for sale, and a $460,000, or 28.7% decrease in interest income on other interest-earning assets. The lower interest income was driven by the decrease in market yields compared to the prior year period. Average loan yields decreased 66 basis points to 4.04% for the six months ended December 31, 2020 from 4.70% in the corresponding period last year. Average yields on commercial paper and deposits in other banks decreased 164 basis points to 0.71% for the six months ended December 31, 2020 from 2.35% in the corresponding period last year. Average yields on securities available for sale decreased 89 basis points to 1.72% for the six months ended December 31, 2020 from 2.61% in the corresponding period last year.
Total interest expense decreased $9.1 million, or 50.2% for the six months ended December 31, 2020 compared to the same period last year. The decrease was driven by a $6.6 million, or 54.0% decrease in interest expense on deposits and a $2.5 million, or 42.4% decrease in interest expense on borrowings. The $113.1 million, or 5.3% increase in average interest-bearing deposits for the six months ended December 31, 2020 was more than offset by the 64 basis point decrease down to 0.50% in the corresponding cost of funds compared to 1.14%. Average borrowings for the six months ended December 31, 2020 decreased $169.5 million, or 26.3% along with a 40 basis point decrease in the average cost of borrowings compared to the same period last year. The overall average cost of funds decreased 64 basis points to 0.66% for the six month period compared to 1.30% in the same period last year due primarily to the impact of the lower amount of borrowings and rates.
Provision (Benefit) for Loan Losses.  During the six months ended December 31, 2020 there was a $2.1 million net benefit of the provision for credit losses compared to a $400,000 provision for the corresponding period of fiscal 2020. The net benefit of provision relates to the previously discussed changes in the economic forecast since the adoption of CECL and the decline in the balance of total loans. Net loan charge-offs totaled $637,000 for the six months ended December 31, 2020, compared to net recoveries of $202,000 for the same period last year. Net charge-offs as a percentage of average loans were 0.04% and (0.01%) for the six months ended December 31, 2020 and 2019, respectively.
See "Comparison of Financial Condition - Asset Quality" for additional details.

Noninterest Income.  Noninterest income increased $1.2 million, or 7.5%, to $18.0 million for the six months ended December 31, 2020 from $16.7 million for the six months ended December 31, 2019, primarily due to a $1.7 million, or 63.4% increase in other noninterest income and a $974,000, or 16.0% increase in gain of sale of loans, partially offset by a $710,000, or 40.5% decrease in loan income and fees and a $535,000, or 10.6% decrease in service charges and fees on deposit accounts. The increase in other noninterest income primarily related to an increase in operating lease income from the equipment finance line of business. The increase in gain on the sale of loans was driven by an increase in sales of mortgage loans and home equity loans, partially offset by a decrease in gains from the sale of SBA loans. There were $190.7 million of residential mortgage loans originated for sale which were sold with gains of $5.0 million compared to $103.2 million sold and gains of $2.7 million in the corresponding period in the prior year. As previously mentioned, the prior period's gain on sale of loans included an additional $1.3 million non-recurring gain related to one-to-four family loans. During the six months ended December 31, 2020, $39.7 million of the guaranteed portion of SBA commercial loans were sold with gains of $1.8 million compared to $29.2 million sold and gains of $2.1 million in the corresponding period in the prior year. In addition, $42.1 million of home equity loans were sold during the six months ended December 31, 2020 for a gain of $258,000. The decrease in loan income and fees is primarily a result of lower fees from our adjustable rate conversion program and other loan servicing fees. The decrease in service charges on deposit accounts was a result of fewer transactions as customers have decreased spending during the pandemic.
Noninterest Expense.  Noninterest expense for the six months ended December 31, 2020 increased $4.9 million, or 10.2%, to $52.4 million compared to $47.6 million for the six months ended December 31, 2019. The increase was primarily due to a $2.8 million, or 10.1% increase in salaries and employee benefits; a $2.0 million, or 31.2% increase in other expenses, driven by depreciation from our equipment finance line of business; a $986,000 increase in deposit insurance premiums, and a $518,000, or 12.9% increase in computer services. Partially offsetting these increases was a cumulative decrease of $1.5 million, or 16.3% in net occupancy expense; marketing and advertising expense; telephone, postage and supplies, core deposit intangible amortization, and REO-related expenses for the six months ended December 31, 2020 compared to the same period last year.
Income Taxes.  For the six months ended December 31, 2020, the Company's income tax expense decreased $835,000, or 17.1% to $4.0 million from $4.9 million as a result of lower taxable income. The effective tax rate for the six months ended December 31, 2020 and 2019 was 21.0% and 21.3%, respectively.
Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources in order to meet its potential liquidity demands. The primary sources are increases in deposit accounts, cash flows from loan payments, commercial paper, and the securities portfolio.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2020, the Bank had an available borrowing capacity of $66.1 million with the FHLB of Atlanta, a $99.7 million line of credit with the FRB and a line of credit with each of three unaffiliated banks totaling $100.0 million. At December 31, 2020, the Company had $475.0 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, the Company classifies its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, the Company has historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time the Company also utilizes brokered time deposits to supplement its other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. The Company also utilizes brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At December 31, 2020 brokered deposits totaled $4.6 million, or 0.2% of total deposits compared to $143.2 million, or 5.1% of total deposits at June 30, 2020.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits, federal funds, and commercial paper. On a longer term basis, the Company maintains a strategy of investing in various lending products and investment securities, including mortgage-backed securities. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. Its primary source of funds consists of the net proceeds retained from the Conversion. It also has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2020, HomeTrust Bancshares on a stand-alone level had liquid assets of $5.0 million.
The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2020, the total approved loan commitments and unused lines of credit outstanding amounted to $232.8 million and $465.2 million, respectively, as compared to $199.4 million and $398.8 million, respectively, as of June 30, 2020. Certificates of deposit scheduled to mature in one year or less at December 31, 2020, totaled $460.6 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe a majority of our maturing deposits will remain with us.

During the first six months of fiscal 2021, cash and cash equivalents increased $104.7 million, or 86.1%, to $226.3 million as of December 31, 2020 from $121.6 million as of June 30, 2020. Cash provided by investing activities was $185.6 million while cash used in financing and operating activities was $49.3 million and $31.5 million, respectively. Primary sources of cash for the six months ended December 31, 2020 included a $121.0 million in net principal repayments of commercial paper, $38.7 million in maturing securities available for sale, a decrease in loans of $105.2 million, $8.2 million in principal repayments from mortgage-backed securities, and $7.0 million in maturities of certificates of deposit in other banks, net of purchases. Primary uses of cash during the period included a $73.7 million in purchases of securities available for sale, $41.3 million increase in loans held for sale, $42.5 million decrease in deposits, $13.4 million in purchases of premises and equipment, $6.9 million in purchases of operating lease equipment, $5.2 million in shares repurchased, and $2.5 million in cash dividends. All sources and uses of cash reflect our cash management strategy to increase our higher yielding investments and loans by increasing lower costing borrowings and reducing our holdings of lower yielding investments.
Off-Balance Sheet Activities
In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the six months ended December 31, 2020, the Company engaged in no off-balance sheet transactions likely to have a material effect on its financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at December 31, 2020, is as follows (in thousands):

Undisbursed portion of construction loans	$146,181
Commitments to make loans	86,648
Unused lines of credit	465,200
Unused letters of credit	7,936
Total loan commitments	$705,965
Capital Resources
At December 31, 2020, stockholders' equity totaled $404.7 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, the Company is subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.
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
HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of December 31, 2020. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at December 31, 2020 under applicable regulatory requirements.

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.

As of December 31, 2020
Common Equity Tier I Capital to Risk-Weighted Assets	$384,255	11.86%	$145,826	4.50%	$210,638	6.50%
Tier I Capital (to Total Adjusted Assets)	$384,255	10.52%	$146,128	4.00%	$182,660	5.00%
Tier I Capital (to Risk-weighted Assets)	$384,255	11.86%	$194,435	6.00%	$259,246	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$410,744	12.68%	$259,246	8.00%	$324,058	10.00%

As of June 30, 2020
Common Equity Tier I Capital to Risk-Weighted Assets	$374,437	11.26%	$149,614	4.50%	$216,109	6.50%
Tier I Capital (to Total Adjusted Assets)	$374,437	10.26%	$146,047	4.00%	$182,559	5.00%
Tier I Capital (to Risk-weighted Assets)	$374,437	11.26%	$199,485	6.00%	$265,980	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$402,964	12.12%	$265,980	8.00%	$332,476	10.00%

HomeTrust Bank

As of December 31, 2020
Common Equity Tier I Capital to Risk-Weighted Assets	$371,075	11.45%	$145,820	4.50%	$210,629	6.50%
Tier I Capital (to Total Adjusted Assets)	$371,075	10.16%	$146,144	4.00%	$182,680	5.00%
Tier I Capital (to Risk-weighted Assets)	$371,075	11.45%	$194,427	6.00%	$259,236	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$397,564	12.27%	$259,236	8.00%	$324,045	10.00%

As of June 30, 2020
Common Equity Tier I Capital to Risk-Weighted Assets	$362,841	10.91%	$149,608	4.50%	$216,100	6.50%
Tier I Capital (to Total Adjusted Assets)	$362,841	9.94%	$146,010	4.00%	$182,512	5.00%
Tier I Capital (to Risk-weighted Assets)	$362,841	10.91%	$199,477	6.00%	$265,969	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$391,368	11.77%	$265,969	8.00%	$332,461	10.00%
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At December 31, 2020, the conservation buffer was 4.68% and 4.27% for HomeTrust Bancshares, Inc. and the Bank, respectively.
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
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2020, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of December 31, 2020, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, on July 1, 2020, the Company adopted the CECL accounting standard. In connection with the adoption of CECL, the Company implemented relevant changes and enhancements to its internal control environment and processes related to estimating credit losses in accordance with the standard. There were no other changes in the Company's internal control over financial reporting that occurred during the six months ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Not applicable

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
October 1 - October 31, 2020	—	$—	—	851,004
November 1 - November 30, 2020	48,242	18.36	48,242	802,762
December 1 - December 31, 2020	228,880	18.76	228,880	573,882
Total	277,122	$18.69	277,122	573,882
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

(e)
10.1	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	10.1
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(g)
10.3	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.3B	Amendment No. Two dated as of October 27, 2020, to Amended and Restated Employment Agreement, dated as of September 11, 2018, by and between the Company and C. Hunter Westbrook	(i)
10.4	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares,Inc. and Tony J. VunCannon	(g)
10.5	Employment Agreement between HomeTrust Bancshares, Inc. and Howard L. Sellinger	(g)
10.6	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(a)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(a)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(a)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(a)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(a)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(a)
10.7E	SERP Joinder Agreement for Stan Allen	(a)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(a)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(a)
10.7H	SERP Joinder Agreement for William T. Flynt	(a)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(j)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(a)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(a)

10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(a)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(a)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(a)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(a)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(a)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(a)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(a)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(a)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(a)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(k)
10.13	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(l)
10.14	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(l)
10.15	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(l)
10.16	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(l)
10.17	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(l)
10.18	Reserved
10.19	Reserved
10.20	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(m)
10.21	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(m)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(m)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(m)
10.24	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(m)
10.25	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(m)
10.26	Offer Letter between HomeTrust Bank and Keith J. Houghton	(n)
10.27	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(o)
10.28	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(g)
10.29	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(p)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
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
(f)Reserved
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

HomeTrust Bancshares, Inc.

Date: February 5, 2021	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: February 5, 2021	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)