Form 10-Q
period 2021-03-31
HomeTrust Bancshares, Inc.
filed 2021-05-07
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 16,616,594 shares of common stock, par value of $.01 per share, issued and outstanding as of May 4, 2021.

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

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	March 31, 2021	June 30, 2020 (1)
Assets
Cash	$24,621	$31,908
Interest-bearing deposits	139,474	89,714
Cash and cash equivalents	164,095	121,622
Commercial paper, net	238,445	304,967
Certificates of deposit in other banks	42,015	55,689
Debt securities available for sale, at fair value (amortized cost of $160,521 and $124,918 at March 31, 2021 and June 30, 2020, respectively)	162,417	127,537
Other investments, at cost	28,899	38,946
Loans held for sale	86,708	77,177
Total loans, net of deferred loan costs	2,690,153	2,769,119
Allowance for credit losses	(36,059)	(28,072)
Net loans	2,654,094	2,741,047
Premises and equipment, net	70,886	58,462
Accrued interest receivable	8,271	12,312
REO	143	337
Deferred income taxes	16,889	16,334
BOLI	93,877	92,187
Goodwill	25,638	25,638
Core deposit intangibles	473	1,078
Other assets	55,763	49,519
Total Assets	$3,648,613	$3,722,852
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,908,478	$2,785,756
Borrowings	275,000	475,000
Other liabilities	58,683	53,833
Total liabilities	3,242,161	3,314,589
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,655,347 shares issued and outstanding at March 31, 2021; 17,021,357 at June 30, 2020	167	170
Additional paid in capital	162,010	169,648
Retained earnings	248,767	242,776
Unearned ESOP shares	(5,951)	(6,348)
Accumulated other comprehensive income	1,459	2,017
Total stockholders' equity	406,452	408,263
Total Liabilities and Stockholders' Equity	$3,648,613	$3,722,852
(1)    Derived from audited financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Interest and Dividend Income
Loans	$27,629	$29,781	$84,564	$94,166
Commercial paper and interest-bearing deposits	611	1,794	2,106	5,959
Securities available for sale	496	912	1,528	2,901
Other investments	585	550	1,729	2,154
Total interest and dividend income	29,321	33,037	89,927	105,180
Interest Expense
Deposits	1,996	5,971	7,596	18,145
Borrowings	1,632	1,757	5,007	7,619
Total interest expense	3,628	7,728	12,603	25,764
Net Interest Income	25,693	25,309	77,324	79,416
Provision (Benefit) for Credit Losses	(4,100)	5,400	(6,180)	5,800
Net Interest Income after Provision (Benefit) for Credit Losses	29,793	19,909	83,504	73,616
Noninterest Income
Service charges and fees on deposit accounts	2,194	2,304	6,707	7,352
Loan income and fees	636	294	1,679	2,047
Gain on sale of loans held for sale	4,881	1,503	11,929	7,577
BOLI income	508	518	1,551	1,724
Other, net	2,459	1,756	6,795	4,409
Total noninterest income	10,678	6,375	28,661	23,109
Noninterest Expense
Salaries and employee benefits	15,784	14,455	46,691	42,537
Net occupancy expense	2,456	2,246	7,010	6,972
Computer services	2,581	2,023	7,108	6,032
Telephone, postage, and supplies	812	862	2,345	2,462
Marketing and advertising	319	396	971	1,716
Deposit insurance premiums	363	462	1,361	474
Loss (gain) on sale and impairment of REO	(14)	(15)	(49)	88
REO expense	98	250	511	746
Core deposit intangible amortization	165	334	605	1,118
Prepayment penalty on borrowings	3,656	—	3,656	—
Other	4,286	3,890	12,740	10,332
Total noninterest expense	30,506	24,903	82,949	72,477
Income Before Income Taxes	9,965	1,381	29,216	24,248
Income Tax Expense	2,096	188	6,133	5,060
Net Income	$7,869	$1,193	$23,083	$19,188
Per Share Data:
Net income per common share:
Basic	$0.49	$0.07	$1.42	$1.12
Diluted	$0.48	$0.07	$1.40	$1.08
Average shares outstanding:
Basic	15,979,590	16,688,646	16,139,059	16,898,391
Diluted	16,485,718	17,258,428	16,339,130	17,524,252
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net Income	$7,869	$1,193	$23,083	$19,188
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available for sale
Gains (losses) arising during the period	(839)	395	(724)	419
Deferred income tax benefit (expense)	193	(91)	166	(96)
Total other comprehensive income (loss)	$(646)	$304	$(558)	$323
Comprehensive Income	$7,223	$1,497	$22,525	$19,511
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended March 31, 2021
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	16,791,027	$168	$166,352	$242,182	$(6,083)	$2,105	$404,724
Net income	—	—	—	7,869	—	—	7,869
Cash dividends declared on common stock, $0.08/common share	—	—	—	(1,284)	—	—	(1,284)
Stock repurchased	(289,333)	(3)	(6,541)	—	—	—	(6,544)
Forfeited restricted stock	—	—	—	—	—	—	—
Retired stock	(8,473)	—	(195)	—	—	—	(195)
Granted restricted stock	43,260	—	—	—	—	—	—
Exercised stock options	118,866	2	1,712	—	—	—	1,714
Stock option expense	—	—	156	—	—	—	156
Restricted stock expense	—	—	333	—	—	—	333
ESOP shares allocated	—	—	193	—	132	—	325
Other comprehensive loss	—	—	—	—	—	(646)	(646)
Balance at March 31, 2021	16,655,347	$167	$162,010	$248,767	$(5,951)	$1,459	$406,452

	(Unaudited)
	Nine Months Ended March 31, 2021
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2020	17,021,357	$170	$169,648	$242,776	$(6,348)	$2,017	$408,263
Net income	—	—	—	23,083	—	—	23,083
Cumulative-effect adjustment due to the adoption of ASU 2016-13	—	—	—	(13,358)	—	—	(13,358)
Cash dividends declared on common stock, $0.23/common share	—	—	—	(3,734)	—	—	(3,734)
Stock repurchased	(566,455)	(6)	(11,717)	—	—	—	(11,723)
Forfeited restricted stock	(6,575)	—	—	—	—	—	—
Retired stock	(9,106)	—	(204)	—	—	—	(204)
Granted restricted stock	43,260	—	—	—	—	—	—
Exercised stock options	172,866	3	2,487	—	—	—	2,490
Stock option expense	—	—	473	—	—	—	473
Restricted stock expense	—	—	976	—	—	—	976
ESOP shares allocated	—	—	347	—	397	—	744
Other comprehensive loss	—	—	—	—	—	(558)	(558)
Balance at March 31, 2021	16,655,347	$167	$162,010	$248,767	$(5,951)	$1,459	$406,452

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity (continued)
(Dollars in thousands)

	(Unaudited)
	Three Months Ended March 31, 2020
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	17,664,384	$177	$182,366	$240,312	$(6,612)	$752	$416,995
Net income	—	—	—	1,193	—	—	1,193
Cash dividends declared on common stock, $0.07/common share	—	—	—	(1,180)	—	—	(1,180)
Stock repurchased	(635,800)	(7)	(12,996)	—	—	—	(13,003)
Forfeited restricted stock		—	(215)	—	—	—	(215)
Retired stock	(7,950)	—	—	—	—	—	—
Granted restricted stock	41,306	—	—	—	—	—	—
Exercised stock options	40,014	1	577	—	—	—	578
Stock option expense	—	—	168	—	—	—	168
Restricted stock expense	—	—	290	—	—	—	290
ESOP shares allocated	—	—	178	—	132	—	310
Other comprehensive income	—	—	—	—	—	304	304
Balance at March 31, 2020	17,101,954	$171	$170,368	$240,325	$(6,480)	$1,056	$405,440

	(Unaudited)
	Nine Months Ended March 31, 2020
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2019	17,984,105	$180	$190,315	$224,545	$(6,877)	$733	$408,896
Net income	—	—	—	19,188	—	—	19,188
Cash dividends declared on common stock, $0.20/common share	—	—	—	(3,408)	—	—	(3,408)
Stock repurchased	(1,032,221)	(11)	(23,211)	—	—	—	(23,222)
Forfeited restricted stock	(3,200)	—	—	—	—	—	—
Retired stock	(7,950)	—	(215)	—	—		(215)
Granted restricted stock	54,306	—	—	—	—		—
Exercised stock options	106,914	2	1,539	—	—	—	1,541
Stock option expense	—	—	556	—	—	—	556
Restricted stock expense	—	—	785	—	—	—	785
ESOP shares allocated	—	—	599	—	397	—	996
Other comprehensive income	—	—	—	—	—	323	323
Balance at March 31, 2020	17,101,954	$171	$170,368	$240,325	$(6,480)	$1,056	$405,440
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended March 31,
	2021	2020
Operating Activities:
Net income	$23,083	$19,188
Adjustments to reconcile net income to net cash used in operating activities:
Provision (benefit) for credit losses	(6,180)	5,800
Depreciation	7,042	4,137
Deferred income tax expense	3,600	4,677
Net amortization and accretion	(1,248)	(4,275)
Prepayment penalty paid on borrowings	3,656	—
Gain (loss) on sale and impairment of REO	(49)	88
Gain on sale of loans held for sale	(11,929)	(7,577)
Origination of loans held for sale	(464,173)	(226,834)
Proceeds from sales of loans held for sale	443,380	200,512
Increase in deferred loan costs, net	(541)	(1,017)
Decrease (increase) in accrued interest receivable and other assets	1,238	(571)
Amortization of core deposit intangibles	605	1,118
BOLI income	(1,551)	(1,724)
ESOP compensation expense	744	996
Restricted stock and stock option expense	1,449	1,341
Increase (decrease) in other liabilities	2,552	(12,515)
Net cash provided by (used in) operating activities	1,678	(16,656)
Investing Activities:
Purchase of securities available for sale	(95,636)	(75,530)
Proceeds from maturities of securities available for sale	47,272	27,823
Net proceeds (purchases) of commercial paper	67,081	(35,949)
Purchase of certificates of deposit in other banks	(4,930)	(24,200)
Maturities of certificates of deposit in other banks	18,604	18,661
Principal repayments of mortgage-backed securities	11,749	10,902
Net redemptions of other investments	10,047	4,177
Proceeds from sale of loans not originated for sale	—	154,870
Net decrease (increase) in loans	103,407	(99,116)
Purchase of BOLI	(139)	(111)
Proceeds from redemption of BOLI	—	477
Purchase of premises and equipment	(15,095)	(2,321)
Purchase of operating lease equipment	(7,812)	(11,047)
Proceeds from sale of REO	352	1,812
Net cash provided by (used in) investing activities	134,900	(29,552)
Financing Activities:
Net increase in deposits	122,722	227,530
Net decrease in borrowings	(203,656)	(145,000)
Common stock repurchased	(11,723)	(23,222)
Cash dividends paid	(3,734)	(3,408)
Retired stock	(204)	(215)
Exercised stock options	2,490	1,541
Net cash provided by (used in) financing activities	(94,105)	57,226
Net Increase in Cash and Cash Equivalents	42,473	11,018
Cash and Cash Equivalents at Beginning of Period	121,622	71,043
Cash and Cash Equivalents at End of Period	$164,095	$82,061

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
Supplemental Disclosures:	Nine Months Ended March 31,
	2021	2020
Cash paid during the period for:
Interest	$13,302	$26,708
Income taxes	472	1,300
Noncash transactions:
Unrealized gain in value of securities available for sale, net of income taxes	(558)	323
Transfer of loans to REO	108	46
Transfer of loans held for sale to total loans	14,702	96,962
Transfer of one-to-four family loans to held for sale	—	240,453
Transfer of land from property and equipment to other assets for new finance lease accounting	—	2,052
ROU asset and lease liabilities for operating lease accounting	599	5,296
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2020 ("2020 Form 10-K") filed with the SEC on September 11, 2020. The results of operations for the nine months ended March 31, 2021 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2021.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In particular, management has identified two accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to (i) the determination of the provision and the allowance for credit losses on loans and (ii) the valuation of goodwill and other intangible assets. These policies and judgments, estimates and assumptions are described in greater detail in notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in the Company's 2020 Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company's financial condition and operating results in future periods.
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
• Accounting for Loan Modifications - The CARES Act provides that a financial institution may elect to suspend (i) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and (ii) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. The Bank has elected this as a policy change.
• PPP - The CARES Act established the PPP, an expansion of the SBA's 7(a) loan program and the Economic Injury Disaster Loan Program, administered directly by the SBA.
On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law providing $900 billion in stimulus relief for the COVID-19 pandemic. The legislation extends certain relief provisions from the March CARES Act that were set to expire at the end of 2020. This new legislation extends the relief to financial institutions to suspend TDR assessment and reporting requirements under GAAP for loan modifications to the earlier of 60 days after the national emergency termination date or January 1, 2022. The legislation includes additional funding for businesses that did not receive PPP funds under the CARES Act, especially minority- and women-owned businesses. In addition, it allows businesses another opportunity to borrow PPP funds if they can show losses of 25% or more in 2020 based on their 2020 revenue. The Company expects a smaller number of applications to be made by its customers for these additional PPP funds.
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
See "Note 6 – Loans and Allowance for Credit Losses on Loans" for more information on COVID-19 specific loans that have been modified or in deferral.
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
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on investment securities and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2021, the accrued interest receivable for investment securities available for sale was $588.
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
The Company collectively evaluates loans that share similar risk characteristics. In general, management has segmented loans by regulatory call code category and collectively evaluates loans within the retail and commercial categories. Loans within the retail consumer category include: one-to-four family, HELOCs - originated, HELOCs - purchased, construction and land/lots, indirect auto finance, and consumer. Loans within the commercial category include: commercial real estate, construction and development, commercial and industrial, equipment finance, and municipal leases.
For collectively evaluated loans, the Company uses a DCF method for each loan in a pool, and the results are aggregated at the pool level. A periodic tendency to default and absolute loss given default are applied to a projective model of the loan’s cash flow while considering prepayment and principal curtailment effects. The analysis produces expected cash flows for each instrument in the pool by pairing loan-level term information (maturity date, payment amount, interest rate, etc.) with top-down pool assumptions (default rates, prepayment speeds). The Company has identified the following portfolio segments for the current calculation: one-to-four family construction, one-to-four family mortgage – jr. lien, one-to-four family mortgage – sr. lien, commercial and industrial, commercial leases, construction – multi-family, construction – non-owner occupied, construction – owner occupied, consumer – auto, consumer – other, consumer – revolving, farmland, land and lot, multifamily, municipal leases, non-owner occupied CRE, owner occupied CRE, and HELOCs. PPP loans are fully guaranteed by the SBA; therefore, management estimates a zero reserve for PPP loans within its allowance for credit losses.
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
The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offset to the provision for credit losses. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. See "Note 6 – Loans and Allowance for Credit Losses on Loans" for additional details related to the Company's off-balance-sheet credit exposure. The current adjustment to the ACL for unfunded commitments would be recognized through the provision for credit losses in the Statement of Income.
2.    Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. The Company adopted this ASU on July 1, 2020, applying the modified-retrospective method. Related to the implementation of this ASU, the Company recorded additional ACL on financial instruments of $15,059, additional deferred tax assets of $3,989, additional reserve for unfunded commitments of $2,288, and a reduction to retained earnings of $13,358. The adoption of this ASU did not have an effect on AFS debt securities. See "Note 1 – Summary of Significant Accounting Policies" and "Note 6 – Loans and Allowance for Credit Losses on Loans" for additional details related to the adoption of this ASU.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
3.    Debt Securities
Securities available for sale consist of the following at the dates indicated:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$18,970	$159	$(21)	$19,108
Residential MBS of U.S. government agencies and GSEs	41,053	1,300	(116)	42,237
Municipal bonds	9,112	488	—	9,600
Corporate bonds	91,386	232	(146)	91,472
Total	$160,521	$2,179	$(283)	$162,417

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$3,957	$216	$—	$4,173
Residential MBS of U.S. government agencies and GSEs	46,629	1,776	(50)	48,355
Municipal bonds	16,090	541	—	16,631
Corporate bonds	58,242	270	(134)	58,378
Total	$124,918	$2,803	$(184)	$127,537
Debt securities available for sale by contractual maturity at March 31, 2021 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	March 31, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$36,400	$36,466
Due after one year through five years	81,053	81,489
Due after five years through ten years	2,015	2,225
Due after ten years	—	—
Mortgage-backed securities	41,053	42,237
Total	$160,521	$162,417
The Company had no sales of securities available for sale during the three and nine months ended March 31, 2021 and 2020. There were no gross realized gains or losses for the three and nine months ended March 31, 2021 and 2020.

Securities available for sale with costs totaling $92,815 and $82,888 and market values of $94,031 and $84,456 at March 31, 2021 and June 30, 2020, respectively, were pledged as collateral to secure various public deposits and other borrowings.
The gross unrealized losses and the fair value for securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2021 and June 30, 2020 were as follows:

	March 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$14,979	$(21)	$—	$—	$14,979	$(21)
Residential MBS of U.S. government agencies and GSEs	4,674	(85)	1,516	(31)	6,190	(116)
Corporate bonds	48,823	(146)	—	—	48,823	(146)
Total	$68,476	$(252)	$1,516	$(31)	$69,992	$(283)

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
The total number of securities with unrealized losses at March 31, 2021, and June 30, 2020 were 14 and 24, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of March 31, 2021 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Account Policies" for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
4.    Other Investments
Other investments, at cost consist of the following at the dates indicated:

	March 31, 2021	June 30, 2020
FHLB of Atlanta stock	$12,152	$23,309
FRB stock	7,379	7,368
SBIC investments	9,368	8,269
Total	$28,899	$38,946
As a requirement for membership, the Bank invests in the stock of both the FHLB of Atlanta and the FRB. No ready market exists for these securities so carrying value, or cost, approximates their fair value based on the redemption provisions of the FHLB of Atlanta and the FRB, respectively. SBIC investments are equity securities without a readily determinable fair value and are recorded at cost.
5.    Loans Held For Sale
Loans held for sale as of the dates indicated consist of the following:

	March 31, 2021	June 30, 2020
One-to-four family	$45,182	$28,152
SBA	7,090	1,240
HELOCs	34,436	47,785
Total	$86,708	$77,177

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
6.    Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated:

	March 31, 2021	June 30, 2020 (1)
Commercial loans:
Commercial real estate	$1,088,178	$1,052,906
Construction and development	162,820	215,934
Commercial and industrial	140,579	154,825
Equipment finance	291,950	229,239
Municipal finance	129,141	127,987
PPP	73,090	80,697
Total commercial loans	1,885,758	1,861,588
Retail consumer loans:
One-to-four family	430,001	473,693
HELOCs - originated	131,867	137,447
HELOCs - purchased	46,086	71,781
Construction and land/lots	68,118	81,859
Indirect auto finance	119,656	132,303
Consumer	8,667	10,259
Total retail consumer loans	804,395	907,342
Total loans	2,690,153	2,768,930
Deferred loan costs, net (2)	—	189
Total loans, net of deferred loan costs	2,690,153	2,769,119
Allowance for credit losses	(36,059)	(28,072)
Loans, net	$2,654,094	$2,741,047
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
(2) In accordance with the adoption of ASU 2016-13, the loan portfolio is shown at the amortized cost basis as of March 31, 2021, to include net deferred cost of $1,420 and unamortized discount total related to loans acquired of $4,998. Accrued interest receivable at March 31, 2021 of $7,688 is accounted for separately from the amortized cost basis. The ACL at June 30, 2020 includes the valuation allowance on PCI loans of $182.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial loans by origination year:

	Term Loans By Origination Fiscal Year
March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial real estate
Risk rating:
Pass	$134,202	$181,796	$142,372	$171,079	$161,912	$233,191	$33,651	$1,058,203
Special mention	—	—	—	15,197	1,268	3,182	143	19,790
Substandard	—	—	148	628	5,416	3,987	—	10,179
Doubtful	—	—	—	—	—	—	—	—
Loss	—	6	—	—	—	—	—	6
Total commercial real estate	$134,202	$181,802	$142,520	$186,904	$168,596	$240,360	$33,794	$1,088,178

Construction and development
Risk rating:
Pass	$9,493	$9,101	$6,849	$5,415	$1,594	$7,331	$119,362	$159,145
Special mention	—	—	—	—	—	319	2,858	3,177
Substandard	—	—	—	—	—	498	—	498
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and development	$9,493	$9,101	$6,849	$5,415	$1,594	$8,148	$122,220	$162,820

Commercial and industrial
Risk rating:
Pass	$25,006	$16,553	$19,337	$11,806	$16,399	$11,302	$30,287	$130,690
Special mention	—	—	1,194	—	53	123	3,261	4,631
Substandard	33	—	300	4,824	—	99	—	5,256
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	2	—	2
Total commercial and industrial	$25,039	$16,553	$20,831	$16,630	$16,452	$11,526	$33,548	$140,579

Equipment finance
Risk rating:
Pass	$110,595	$113,114	$62,000	$5,460	$—	$—	$—	$291,169
Special mention	—	304	176	—	—	—	—	480
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	301	—	—	—	—	301
Loss	—	—	—	—	—	—	—	—
Total equipment finance	$110,595	$113,418	$62,477	$5,460	$—	$—	$—	$291,950

Municipal leases
Risk rating:
Pass	$6,697	$19,030	$14,251	$18,977	$10,241	$51,242	$8,430	$128,868
Special mention	—	—	—	—	—	273	—	273
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$6,697	$19,030	$14,251	$18,977	$10,241	$51,515	$8,430	$129,141

PPP
Risk rating:
Pass	$29,667	$43,423	$—	$—	$—	$—	$—	$73,090
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total PPP	$29,667	$43,423	$—	$—	$—	$—	$—	$73,090

Total commercial loans
Risk rating:
Pass	$315,660	$383,017	$244,809	$212,737	$190,146	$303,066	$191,730	$1,841,165
Special mention	—	304	1,370	15,197	1,321	3,897	6,262	28,351
Substandard	33	—	448	5,452	5,416	4,584	—	15,933
Doubtful	—	—	301	—	—	—	—	301
Loss	—	6	—	—	—	2	—	8
Total commercial loans	$315,693	$383,327	$246,928	$233,386	$196,883	$311,549	$197,992	$1,885,758

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for consumer loans by origination year:

	Term Loans By Origination Fiscal Year
March 31, 2021	2021		2020	2019	2018	2017	Prior	Revolving	Total
One-to-four family
Risk rating:
Pass	$60,542		$58,360	$56,263	$45,972	$40,624	$156,075	$2,495	$420,331
Special mention	—		—	—	—	28	1,402	—	1,430
Substandard	248		988	—	218	89	6,177	—	7,720
Doubtful	—		—	—	—	—	195	—	195
Loss	—		—	—	—	—	325	—	325
Total one-to-four family	$60,790		$59,348	$56,263	$46,190	$40,741	$164,174	$2,495	$430,001

HELOCs - originated
Risk rating:
Pass	$2,386		$978	$1,440	$192	$768	$9,686	$114,870	$130,320
Special mention	—		—	—	—	—	273	—	273
Substandard	—		—	—	—	38	1,112	124	1,274
Doubtful	—		—	—	—	—	—	—	—
Loss	—		—	—	—	—	—	—	—
Total HELOCs - originated	$2,386		$978	$1,440	$192	$806	$11,071	$114,994	$131,867

HELOCs - purchased
Risk rating:
Pass	$—		$—	$—	$—	$—	$—	$46,086	$46,086
Special mention	—		—	—	—	—	—	—	—
Substandard	—		—	—	—	—	—	—	—
Doubtful	—		—	—	—	—	—	—	—
Loss	—		—	—	—	—	—	—	—
Total HELOCs - purchased	$—		$—	$—	$—	$—	$—	$46,086	$46,086

Construction and land/lots
Risk rating:
Pass	$3,122		$13,305	$4,212	$527	$—	$4,438	$41,995	$67,599
Special mention	—		—	—	—	—	—	—	—
Substandard	—		—	—	98	—	421	—	519
Doubtful	—		—	—	—	—	—	—	—
Loss	—		—	—	—	—	—	—	—
Total construction and land/lots	$3,122		$13,305	$4,212	$625	$—	$4,859	$41,995	$68,118

Indirect auto finance
Risk rating:
Pass	$33,168		$31,016	$18,993	$22,467	$9,539	$3,087	$—	$118,270
Special mention	—	0	—	—	—	—	—	—	—
Substandard	56		371	249	376	207	123	—	1,382
Doubtful	—		—	—	—	—	—	—	—
Loss	2		1	1	—	—	—	—	4
Total indirect auto finance	$33,226		$31,388	$19,243	$22,843	$9,746	$3,210	$—	$119,656

Total consumer loans
Risk rating:
Pass	$1,049		$1,079	$5,583	$321	$109	$95	$370	$8,606
Special mention	—		—	—	—	—	—	—	—
Substandard	—		16	4	7	—	4	29	60
Doubtful	—		—	—	—	—	—	—	—
Loss	—		1	—	—	—	—	—	1
Total consumer loans	$1,049		$1,096	$5,587	$328	$109	$99	$399	$8,667

Total retail consumer loans
Risk rating:
Pass	$100,267		$104,738	$86,491	$69,479	$51,040	$173,381	$205,816	$791,212
Special mention	—		—	—	—	28	1,675	—	1,703
Substandard	304		1,375	253	699	334	7,837	153	10,955
Doubtful	—		—	—	—	—	195	—	195
Loss	2		2	1	—	—	325	—	330
Total retail consumer loans	$100,573		$106,115	$86,745	$70,178	$51,402	$183,413	$205,969	$804,395

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents an aging analysis of past due loans (includes nonaccrual loans) by segment and class:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
March 31, 2021
Commercial loans:
Commercial real estate	$—	$1,863	$1,863	$1,086,315	$1,088,178
Construction and development	—	37	37	162,783	162,820
Commercial and industrial	12	22	34	140,545	140,579
Equipment finance	—	328	328	291,622	291,950
Municipal finance	—	—	—	129,141	129,141
PPP	—	—	—	73,090	73,090
Retail consumer loans:
One-to-four family	824	2,046	2,870	427,131	430,001
HELOCs - originated	32	78	110	131,757	131,867
HELOCs - purchased	50	97	147	45,939	46,086
Construction and land/lots	—	—	—	68,118	68,118
Indirect auto finance	385	362	747	118,909	119,656
Consumer	271	27	298	8,369	8,667
Total loans	$1,574	$4,860	$6,434	$2,683,719	$2,690,153
The following table presents an aging analysis of past due loans by segment and class, prior to the adoption of ASU 2016-13:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2020
Commercial loans:
Commercial real estate	$4,528	$2,892	$7,420	$1,045,486	$1,052,906
Construction and development	293	341	634	215,300	215,934
Commercial and industrial	—	91	91	154,734	154,825
Equipment finance	303	498	801	228,438	229,239
Municipal finance	—	—	—	127,987	127,987
PPP	—	—	—	80,697	80,697
Retail consumer loans:
One-to-four family	1,679	3,147	4,826	468,867	473,693
HELOCs - originated	442	310	752	136,695	137,447
HELOCs - purchased	214	47	261	71,520	71,781
Construction and land/lots	—	252	252	81,607	81,859
Indirect auto finance	756	285	1,041	131,262	132,303
Consumer	30	25	55	10,204	10,259
Total loans	$8,245	$7,888	$16,133	$2,752,797	$2,768,930

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the nine months ended March 31, 2021.

	March 31, 2021	June 30, 2020	90 Days + & still accruing as of March 31, 2021	Nonaccrual with no allowance as of March 31, 2021	Interest income recognized
Commercial loans:
Commercial real estate	$7,764	$8,869	$—	$4,369	$371
Construction and development	498	465	—	80	53
Commercial and industrial	59	259	—	22	68
Equipment finance	310	801	—	291	104
Municipal finance	—	—	—	—	—
Retail consumer loans:
One-to-four family	3,132	3,582	—	812	161
HELOCs - originated	253	531	—	—	36
HELOCs - purchased	245	662	—	—	39
Construction and land/lots	22	37	—	—	—
Indirect auto finance	642	668	—	—	66
Consumer	300	49	—	—	7
Total loans	$13,225	$15,923	$—	$5,574	$905
The decrease in the nonaccrual balance in the above schedule, compared to June 30, 2020, is mainly due to one large commercial nonaccrual loan paying off partially offset by the addition to nonaccrual loans of $486 of PCI loans, formerly accounted for as credit impaired loans, prior to the adoption of ASU 2016-13. These loans were previously excluded from nonaccrual loans. The adoption of CECL resulted in the discontinuation of pool-level accounting for acquired credit impaired loans which was replaced with a loan-level evaluation for nonaccrual status.
TDRs are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity.
The Company’s loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follows:

	March 31, 2021	June 30, 2020
Performing TDRs	$11,941	$13,153

The following table presents a breakdown of the provision (benefit) for credit losses included in our Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Provision (benefit) for credit losses:
Loans	$(3,970)	$5,400	$(6,370)	$5,800
Off-balance-sheet credit exposure	(130)	—	10	—
Commercial paper	—	—	180	—
Total provision (benefit) for credit losses	$(4,100)	$5,400	$(6,180)	$5,800

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents an analysis of the ACL on loans by segment:

	Three Months Ended			Nine Months Ended
	March 31, 2021			March 31, 2021
	Commercial	Retail Consumer	Total	Commercial	Retail Consumer	Total
Balance at beginning of period	$24,899	$14,945	$39,844	$21,116	$6,956	$28,072
Impact of adoption ASU 2016-13	—	—	—	4,073	10,736	14,809
Provision (benefit) for credit losses	(1,750)	(2,220)	(3,970)	(1,750)	(4,620)	(6,370)
Charge-offs	(107)	(318)	(425)	(1,510)	(1,253)	(2,763)
Recoveries	356	254	610	1,469	842	2,311
Net recoveries (charge-offs)	249	(64)	185	(41)	(411)	(452)
Balance at end of period	$23,398	$12,661	$36,059	$23,398	$12,661	$36,059

The following table presents an analysis of the allowance for loan losses by segment, prior to the adoption of ASU 2016-13:

	Three Months Ended				Nine Months Ended
	March 31, 2020				March 31, 2020
	PCI	Commercial	Retail Consumer	Total	PCI	Commercial	Retail Consumer	Total
Balance at beginning of period	$152	$16,479	$5,400	$22,031	$201	$14,809	$6,419	$21,429
Provision for (recovery of) loan losses	30	3,851	1,519	5,400	(19)	5,899	(80)	5,800
Charge-offs	—	(706)	(295)	(1,001)	—	(1,448)	(678)	(2,126)
Recoveries	—	61	359	420	—	425	1,322	1,747
Balance at end of period	$182	$19,685	$6,983	$26,850	$182	$19,685	$6,983	$26,850
The following table presents ending balances of loans and the related ACL, by segment and class:

	Allowance for Credit Losses			Total Loans Receivable
	Loans individually evaluated	Loans collectively evaluated	Total	Loans individually evaluated	Loans collectively evaluated	Total
March 31, 2021
Commercial loans:
Commercial real estate	$83	$12,184	$12,267	$6,252	$1,081,926	$1,088,178
Construction and development	—	1,837	1,837	8	162,812	162,820
Commercial and industrial	—	2,645	2,645	780	139,799	140,579
Equipment finance	7	6,196	6,203	364	291,586	291,950
Municipal finance	—	446	446	—	129,141	129,141
PPP	—	—	—	—	73,090	73,090
Retail consumer loans:
One-to-four family	6	6,550	6,556	2,323	427,678	430,001
HELOCs - originated	—	1,591	1,591	—	131,867	131,867
HELOCs - purchased	—	556	556	—	46,086	46,086
Construction and land/lots	—	1,006	1,006	—	68,118	68,118
Indirect auto finance	—	2,745	2,745	—	119,656	119,656
Consumer	—	207	207	—	8,667	8,667
Total	$96	$35,963	$36,059	$9,727	$2,680,426	$2,690,153

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents average recorded investments in impaired loans and interest income recognized on impaired loans, prior to the adoption of ASU 2016-13:

	Three Months Ended		Nine Months Ended
	March 31, 2020		March 31, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans:
Commercial real estate	$8,728	$59	$8,496	$237
Construction and development	712	10	1,323	36
Commercial and industrial	1,119	11	812	103
Equipment finance	727	3	664	6
Retail consumer loans:
One-to-four family	14,189	175	14,861	560
HELOCs - originated	1,724	23	1,706	76
HELOCs - purchased	474	30	524	37
Construction and land/lots	1,091	19	1,174	63
Indirect auto finance	625	8	506	42
Consumer	53	3	229	9
Total loans	$29,442	$341	$30,295	$1,169
The following table presents a summary of changes in the accretable yield for PCI loans, prior to the adoption of ASU 2016-13:

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Accretable yield, beginning of period	$4,355	$5,259
Reclass from nonaccretable yield (1)	171	421
Other changes, net (2)	(23)	(332)
Interest income	(378)	(1,223)
Accretable yield, end of period	$4,125	$4,125
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
In estimating ECL, ASC 326 prescribes that if foreclosure is probable, a CDA is required to be measured at the fair value of collateral, but as a practical expedient, if foreclosure is not probable, fair value measurement is optional. For those CDA loans measured at the fair value of collateral, a credit loss expense is recorded for loan amounts in excess of fair value. The following table provides a breakdown between loans identified as CDAs and non-CDAs, by segment and class, and securing collateral, as well as collateral coverage for those loans at March 31, 2021:

	Type of Collateral and Extent to Which Collateral Secures Financial Assets
	Residential Property	Investment Property	Commercial Property	Business Assets	Financial Assets Not Considered Collateral Dependent	Total
Commercial loans:
Commercial real estate	$—	$3,800	$2,452	$—	$1,081,926	$1,088,178
Construction and development	—	80	—	—	162,740	162,820
Commercial and industrial	—	—	—	25	140,554	140,579
Equipment finance	—	—	—	79	291,871	291,950
Municipal finance	—	—	—	—	129,141	129,141
PPP	—	—	—	—	73,090	73,090
Retail consumer loans:
One-to-four family	812	—	—	—	429,189	430,001
HELOCs - originated	—	—	—	—	131,867	131,867
HELOCs - purchased	—	—	—	—	46,086	46,086
Construction and land/lots	—	—	—	—	68,118	68,118
Indirect auto finance	—	—	—	—	119,656	119,656
Consumer	—	—	—	—	8,667	8,667
Total	$812	$3,880	$2,452	$104	$2,682,905	$2,690,153
Total Collateral Value	$1,034	$3,924	$2,506	$180

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
For the three and nine months ended March 31, 2021 and 2020, the following table presents a breakdown of the types of concessions made on TDRs by loan class:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Commercial:
Commercial real estate	—	$—	$—	1	$30	$30
Retail consumer:
One-to-four family	2	212	212	2	319	317
HELOCs - originated	2	53	74	—	—	—
Indirect auto finance	3	28	32	—	—	—
Consumer	—	—	—	—	—	—
Total	7	$293	$318	3	$349	$347

	Nine Months Ended March 31, 2021			Nine Months Ended March 31, 2020
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Commercial:
Commercial real estate	—	$—	$—	1	$88	$87
Total	—	—	—	1	88	87
Extended payment terms:
Commercial:
Commercial and industrial	—	—	—	1	826	826
Retail consumer:
One-to-four family	—	—	—	2	70	67
Total	—	—	—	3	896	893
Other TDRs:
Commercial:
Commercial real estate	—	—	—	1	30	30
Construction and development	—	—	—	1	182	79
Commercial and industrial	1	4,408	4,407	—	—	—
Retail consumer:
One-to-four family	4	269	261	4	353	348
HELOCs - originated	2	53	74	—	—	—
Construction and land/lots	1	225	219	—	—	—
Indirect auto finance	11	150	110	4	68	57
Total	19	$5,105	$5,071	10	$633	$514
Total	19	$5,105	$5,071	14	$1,617	$1,494
Other TDRs include TDRs that have a below market interest rate and extended payment terms. The Company does not typically forgive principal when restructuring troubled debt.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
Indirect auto finance	1	$1	—	$—
Total	1	$1	—	$—

	Nine Months Ended March 31, 2021		Nine Months Ended March 31, 2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
One-to-four family	—	$—	2	$49
Indirect auto finance	2	26	—	—
Total	2	$26	2	$49
In determining the ACL, management considers TDRs for all loan classes, and the subsequent nonperformance in accordance with their modified terms, by measuring a reserve on a loan-by-loan basis based on either the value of the loan's expected future cash flows discounted at the loan's original effective interest rate or on the collateral value, net of the estimated costs of disposal, if the loan is collateral dependent.
Off-Balance-Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At March 31, 2021, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $2,298.
Modifications in Response to COVID-19
Beginning in March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with a joint agency statement issued by banking agencies and confirmed by FASB staff that short-term modifications made in response to COVID-19 are not TDRs. Accordingly, the Company does not account for such loan modifications as TDRs. As of March 31, 2021, the Company had outstanding modifications totaling $1,182 and $81,328 in retail consumer loans and commercial loans, respectively.
The Bank is offering payment and financial relief programs for borrowers impacted by COVID-19. These programs include loan payment deferrals for up to 90 days (which can be renewed for another 90 days under certain circumstances) waived late fees, and suspension of foreclosure proceedings and repossessions. Since March 2020, the Company has received numerous requests from borrowers for some type of payment relief; however, the majority of these payment deferrals have ended and borrowers are again making regular loan payments. The breakout of loans deferred by loan type as of the dates indicated is as follows:

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Principal and Interest Payment Deferrals by Loan Types (1) (2)
	March 31, 2021		June 30, 2020
	Deferral	Percent of Total Loan Portfolio	Deferral	Percent of Total Loan Portfolio
Lodging	$—	—%	$108,171	4.0%
Other commercial real estate, construction and development, and commercial and industrial	2,193	0.1	367,443	13.7
Equipment finance	2,382	0.1	33,693	1.3
One-to-four family	—	—	36,821	1.4
Other consumer loans	1,182	—	5,203	0.2
Total	$5,757	0.2%	$551,331	20.6%
__________________________
(1)    Modified loans are not included in classified assets or nonperforming assets.
(2)    Principal and interest is being deferred

A majority of loans placed on principal and interest payment deferral during the pandemic had come out of deferral by March 31, 2021. However, the Company has allowed for continued relief to borrowers in the form of interest-only payments for certain loans recently coming out of full deferral. At March 31, 2021, the Company had $76,753 in commercial loans on interest-only payments for a period of time no greater than 12 months before requiring that they return to their original contractual payments.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
7.    Real Estate Owned
The activity within REO for the periods shown is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Balance at beginning of period	$252	$1,451	$337	$2,929
Transfers from loans	—	—	108	46
Sales, net of gain or loss	(109)	(376)	(302)	(1,722)
Writedowns	—	—	—	(178)
Balance at end of period	$143	$1,075	$143	$1,075
At March 31, 2021 and June 30, 2020, the Bank had $0 and $97, respectively, of foreclosed residential real estate property in REO. The recorded investment in consumer mortgage loans collateralized by residential real estate in the process of foreclosure totaled $0 and $1,318 at March 31, 2021 and June 30, 2020, respectively.
8.    Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Numerator:
Net income	$7,869	$1,193	$23,083	$19,188
Allocation of earnings to participating securities	(72)	(11)	(209)	(167)
Numerator for basic EPS - Net income available to common stockholders	$7,797	$1,182	$22,874	$19,021
Effect of dilutive securities:
Dilutive effect to participating securities	2	2	2	6
Numerator for diluted EPS	$7,799	$1,184	$22,876	$19,027
Denominator:
Weighted-average common shares outstanding - basic	15,979,590	16,688,646	16,139,059	16,898,391
Effect of dilutive shares	506,128	569,782	200,071	625,861
Weighted-average common shares outstanding - diluted	16,485,718	17,258,428	16,339,130	17,524,252
Net income per share - basic	$0.49	$0.07	$1.42	$1.12
Net income per share - diluted	$0.48	$0.07	$1.40	$1.08
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 524,850 stock options that were anti-dilutive for the three and nine months ended March 31, 2021, respectively. There were 506,800 stock options that were anti-dilutive for the three and nine months ended March 31, 2020, respectively.
9.    Equity Incentive Plan
The Company provides stock-based awards through the 2013 Omnibus Incentive Plan, which provides for awards of restricted stock, restricted stock units, stock options, stock appreciation rights and cash awards to directors, directors emeritus, officers, employees and advisory directors. The cost of equity-based awards under the 2013 Omnibus Incentive Plan generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the plan is 2,962,400, including 2,116,000 for stock options and stock appreciation rights and 846,400 for awards of restricted stock and restricted stock units. Shares of common stock issued under the plan would be issued out of authorized but unissued shares, some or all of which may be repurchased shares. As of June 30, 2013, the Company had repurchased all 846,400 shares on the open market for issuance under the 2013 Omnibus Incentive Plan, for $13,297, at an average cost of $15.71 per share.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the three and nine months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Share-based compensation expense	$489	$458	$1,449	$1,341
Tax benefit	$115	$108	$341	$315
The table below presents stock option activity for the nine months ended March 31, 2021 and 2020:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2019	1,657,214	$17.59	5.0	$12,909
Granted	61,000	26.40	—	—
Exercised	106,914	14.41	—	—
Forfeited	800	17.35	—	—
Options outstanding at March 31, 2020	1,610,500	$18.13	4.6	$1,617
Exercisable at March 31, 2020	1,298,000	$15.45	3.7	$1,617
Non-vested at March 31, 2020	312,500	$25.86	8.2	$—

Options outstanding at June 30, 2020	1,615,500	$18.12	4.4	$1,711
Granted	44,750	22.92	—	—
Exercised	172,866	14.40	—	—
Forfeited	26,900	25.77	—	—
Options outstanding at March 31, 2021	1,460,484	$18.57	3.9	$9,268
Exercisable at March 31, 2021	1,220,734	$17.24	3.2	$9,152
Non-vested at March 31, 2021	239,750	$25.31	7.7	$116
Assumptions used in estimating the fair value of options granted during the nine months ended March 31, 2021 and March 31, 2020 are presented below:

	March 31, 2021	March 31, 2020

Weighted-average volatility	28.30%	17.77%
Expected dividend yield	1.35%	0.98%
Risk-free interest rate	0.72%	1.50%
Expected life (years)	6.5	6.5
Weighted-average fair value of options granted	$5.61	$4.79
At March 31, 2021, the Company had $1,460 of unrecognized compensation expense related to 239,750 stock options scheduled to vest over a five-year vesting period. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 2.0 years at March 31, 2021. At March 31, 2020, the Company had $1,853 of unrecognized compensation expense related to 312,500 stock options originally scheduled to vest over five-year vesting period. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 2.0 years at March 31, 2020.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The table below presents restricted stock award activity for the nine months ended March 31, 2021 and 2020:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2019	123,800	$24.65	$3,322
Granted	65,556	26.76	—
Vested	37,425	22.90	—
Forfeited	3,200	20.62	—
Non-vested at March 31, 2020	148,731	$26.11	$2,638

Non-vested at June 30, 2020	144,046	$25.89	$2,305
Granted	56,547	22.92	—
Vested	45,296	25.17	—
Forfeited	7,650	25.65	—
Non-vested at March 31, 2021	147,647	$24.98	$2,118,734
The table above includes non-vested performance-based restrictive stock units totaling 28,852 and 21,625 at March 31, 2021 and 2020, respectively. Each issuance of these stock units is scheduled to vest over 3.0 years assuming certain performance metrics are met.
At March 31, 2021, unrecognized compensation expense was $3,196 related to 147,647 shares of restricted stock scheduled to vest over three- and five-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.9 years at March 31, 2021. At March 31, 2020, unrecognized compensation expense was $3,736 related to 148,731 shares of restricted stock originally scheduled to vest over three- and five-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.0 years at March 31, 2020.
10.    Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At March 31, 2021 and June 30, 2020, respectively, loan commitments (excluding $217,142 and $141,557 of undisbursed portions of construction loans) totaled $146,578 and $57,798 of which $24,883 and $10,678 were variable rate commitments and $121,695 and $47,120 were fixed rate commitments. The fixed rate loans had interest rates ranging from 1.08% to 8.78% at March 31, 2021 and 1.74% to 8.54% at June 30, 2020, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $556,501 and $398,781 at March 31, 2021 and June 30, 2020, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these interest rate lock commitments was not material at March 31, 2021 or June 30, 2020.
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
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of March 31, 2021 and June 30, 2020 were $9,213 and $7,766, respectively. There was no liability recorded for these letters of credit at March 31, 2021 or June 30, 2020, respectively.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
11.    Fair Value of Financial Instruments
The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. The fair value of financial instruments presented in this note are based on the same methodology as presented in "Note 21 – Fair Value of Financial Instruments" of the Notes to Consolidated Financial Statements contained in the Company’s 2020 Form 10-K.
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

	March 31, 2021
Description	Total	Level 1	Level 2	Level 3
U.S government agencies	$19,108	$—	$19,108	$—
Residential MBS of U.S. government agencies and GSEs	42,237	—	42,237	—
Municipal bonds	9,600	—	9,600	—
Corporate bonds	91,472	—	91,472	—
Total	$162,417	$—	$162,417	$—

	June 30, 2020
Description	Total	Level 1	Level 2	Level 3
U.S government agencies	$4,173	$—	$4,173	$—
Residential MBS of U.S. government agencies and GSEs	48,355	—	48,355	—
Municipal bonds	16,631	—	16,631	—
Corporate bonds	58,378	—	58,378	—
Total	$127,537	$—	$127,537	$—
There were no transfers between levels during the nine months ended March 31, 2021.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	March 31, 2021
Description	Total	Level 1	Level 2	Level 3
Individually evaluated loans	$10,188	$—	$—	$10,188

	June 30, 2020
Description	Total	Level 1	Level 2	Level 3
Individually evaluated loans	$9,168	$—	$—	$9,168
REO	97	—	—	97
Total	$9,265	$—	$—	$9,265
Quantitative information about Level 3 fair value measurements during the period ended March 31, 2021 is shown in the table below:

Nonrecurring measurements:	Fair Value at March 31, 2021	Valuation Techniques	Unobservable Input	Range	Weighted Average
Individually evaluated loans	$10,188	Discounted appraisals and discounted cash flows	Collateral discounts and discount spread	0% - 52% 0% - 2%	17%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The stated carrying value and estimated fair value amounts of financial instruments as of March 31, 2021 and June 30, 2020, are summarized below:

	March 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$164,095	$164,095	$164,095	$—	$—
Commercial paper	238,445	238,445	238,445	—	—
Certificates of deposit in other banks	42,015	42,015	—	42,015	—
Securities available for sale	162,417	162,417	—	162,417	—
Loans, net	2,654,094	2,633,221	—	—	2,633,221
Loans held for sale	86,708	88,292	—	—	88,292
FHLB stock	12,152	12,152	12,152	—	—
FRB stock	7,379	7,379	7,379	—	—
SBIC investments	9,368	9,368	—	—	9,368
Accrued interest receivable	8,271	8,271	—	582	7,689
Liabilities:
Noninterest-bearing and NOW deposits	1,255,951	1,255,951	—	1,255,951	—
Money market accounts	927,519	927,519	—	927,519	—
Savings accounts	221,537	221,537	—	221,537	—
Certificates of deposit	503,471	505,865	—	505,865	—
Borrowings	275,000	291,259	—	291,259	—
Accrued interest payable	388	388	—	388	—

	June 30, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and interest-bearing deposits	$121,622	$121,622	$121,622	$—	$—
Commercial paper	304,967	304,967	304,967	—	—
Certificates of deposit in other banks	55,689	55,689	—	55,689	—
Securities available for sale	127,537	127,537	—	127,537	—
Loans, net	2,741,047	2,692,265	—	—	2,692,265
Loans held for sale	77,177	78,129	—	—	78,129
FHLB stock	23,309	23,309	23,309	—	—
FRB stock	7,368	7,368	7,368	—	—
SBIC investments	8,269	8,269	—	—	8,269
Accrued interest receivable	12,312	12,312	208	744	11,360
Liabilities:
Noninterest-bearing and NOW deposits	1,012,200	1,012,200	—	1,012,200	—
Money market accounts	836,738	836,738	—	836,738	—
Savings accounts	197,676	197,676	—	197,676	—
Certificates of deposit	739,142	745,078	—	745,078	—
Borrowings	475,000	511,529	—	511,529	—
Accrued interest payable	1,087	1,087	—	1,087	—
The Company had off-balance sheet financial commitments, which included approximately $920,221 and $598,136 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at March 31, 2021 and June 30, 2020, respectively (see "Note 10 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
12.    Leases
As Lessee - Operating Leases
The Company's operating leases primarily include office space and bank branches. Certain leases include one or more options to renew, with renewal terms that can extend the lease term up to 15 additional years. The exercise of lease renewal options is at management's sole discretion. When it is reasonably certain that the Company will exercise its option to renew or extend the lease term, that option is included in estimating the value of the ROU and lease liability. At March 31, 2021, the Company had one lease that had not yet commenced for which it had created a ROU asset and a lease liability. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the Company's lease agreements include periodic rate adjustments for inflation. The depreciable life of ROU assets and leasehold improvements are limited to the shorter of the useful life or the expected lease term. Leases with an initial term of 12 months or less are not recorded on the Company's Consolidated Balance Sheets. The Company recognizes lease expenses for these leases over the lease term.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents supplemental balance sheet information related to operating leases. ROU assets are included in other assets and lease liabilities are included in other liabilities.

Supplemental Balance Sheet Information:	March 31, 2021	June 30, 2020
ROU assets	$6,208	$4,601
Lease liabilities	6,227	4,590
Weighted-average remaining lease terms (years)	4.39	5.02
Weighted-average discount rate	2.82%	2.97%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at March 31, 2021:

Fiscal year ending June 30:
Remaining 2021	$351
2022	1,399
2023	1,347
2024	876
2025	492
Thereafter	2,746
Total of future minimum payments	$7,211
The following table presents components of operating lease expense for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Operating lease cost (included in occupancy expense)	$444	$436	$1,335	$1,368
Sublease income (included in other, net noninterest income)	(47)	(61)	(169)	(181)
Total operating lease expense, net	$397	$375	$1,166	$1,187
As Lessee - Finance Lease
The Company currently leases land for one of its branch office locations under a finance lease. The ROU asset for the finance lease totaled $2,052 at March 31, 2021 and June 30, 2020 and is included in other assets. The corresponding lease liability totaled $1,813 and $1,843 at March 31, 2021 and June 30, 2020, respectively, and is included in other liabilities. For the three and nine months ended March 31, 2021, interest expense on the lease liability totaled $24 and $71, respectively. For the three and nine months ended March 31, 2020, interest expense on the lease liability totaled $24 and $73, respectively.The finance lease has a maturity date of July 2028 and a discount rate of 5.18%.
The following schedule summarizes aggregate future minimum lease payments under this finance lease obligation at March 31, 2021:

Fiscal year ending June 30:
Remaining 2021	$33
2022	134
2023	134
2024	145
2025	146
Thereafter	1,848
Total minimum lease payments	2,440
Less: amount representing interest	(627)
Present value of net minimum lease payments	$1,813
Supplemental lease cash flow information for the nine months ended March 31, 2021 and 2020:

	2021	2020
ROU assets - noncash additions (operating leases)	$599	$5,296
ROU assets - noncash addition (finance lease)	—	2,052
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	1,632	1,609
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	100	67

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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from 1 to 5 years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $24,917 and $21,595 with a residual value of $15,596 and $12,370 as of March 31, 2021 and June 30, 2020, respectively.
The following table presents total equipment finance operating lease income and depreciation expense for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Operating lease income	$1,432	$989	$4,107	$2,215
Depreciation expense	1,417	746	4,371	1,554
The following schedule summarizes aggregate future minimum operating lease payments to be received at March 31, 2021:

Fiscal year ending June 30:
Remaining 2021	$1,494
2022	5,224
2023	3,378
2024	1,286
2025	434
Thereafter	131
Total of future minimum payments	$11,947
As Lessor - Finance Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment. For the three months ended March 31, 2021 and 2020, total interest income on equipment finance leases totaled $638 and $420, respectively. For the nine months ended March 31, 2021 and 2020, total interest income on equipment finance leases totaled $1,736 and $1,121, respectively.
The following table presents components of finance lease net investment included within equipment finance class of financing receivables:

	March 31, 2021	June 30, 2020
Lease receivables	$56,720	$44,927
The following schedule summarizes aggregate future minimum finance lease payments to be received at March 31, 2021:

Fiscal year ending June 30:
Remaining 2021	$2,917
2022	16,038
2023	15,504
2024	13,342
2025	9,359
Thereafter	4,875
Total minimum payments	62,035
Less: amount representing interest	(5,315)
Total	$56,720

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, but instead are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would," and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements. The factors that could result in material differentiation include, but are not limited to: the effect of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for credit losses and provision for credit losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of LIBOR, and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Board of Governors of the Federal Reserve System (“Federal Reserve”), the NCCOB, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in laws or regulations, changes in regulatory policies and principles or the application or interpretation of laws and regulations by regulatory agencies and tax authorities, including changes in deferred tax asset and liability activity, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; management's assumptions in determining the adequacy of the allowance for credit losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the CARES Act; and the other risks detailed from time to time in our filings with the SEC, including our 2020 Form 10-K.
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
As used throughout this report, the terms "we", "our", "us", "HomeTrust Bancshares" or the "Company" refer to HomeTrust Bancshares, Inc. and its consolidated subsidiary, HomeTrust Bank (the "Bank"), unless the context indicates otherwise.
Overview
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the holding company for HomeTrust Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on July 10, 2012 (the “Conversion”). As a bank holding company and financial holding company, we are regulated by the Federal Reserve. As a North Carolina state-chartered bank, and member of the FRB, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the FDIC. The Bank is a member of the FHLB of Atlanta, which is one of the 12 regional banks in the FHLB System. Our headquarters is located in Asheville, North Carolina.

Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in commercial real estate loans, construction and development loans, commercial and industrial loans, SBA loans, equipment finance leases, indirect automobile loans, municipal finance agreements, loans secured by first and second mortgages on one-to-four family residences, including home equity loans and construction and land/lot loans. We also work with a third party to originate HELOCs which are pooled and sold. In addition, we purchase investment securities consisting primarily of securities issued by United States Government agencies and GSEs, as well as corporate bonds, commercial paper, and FDIC insured certificates of deposit.
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
Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that is paid on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the 150 basis point reduction in the targeted federal funds rate during 2020, until the pandemic subsides, expect our net interest income and net interest margin to be adversely affected throughout fiscal 2021 and possibly longer.
A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, loan income and fees, lease income, gain on sale of loans, and gains and losses from sales of securities.
An offset to net interest income is the provision for credit losses which is required to establish and maintain the ACL. Under the new CECL standard all financial assets measured at amortized cost and off balance sheet credit exposures, including loans, investment securities and unfunded commitments are evaluated for credit losses. See "Note 1 – Summary of Significant Accounting Policies" in this Quarterly Report on Form 10-Q for further discussion.
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
Our geographic footprint includes seven markets obtained through numerous strategic acquisitions as well as two de novo commercial loan offices. Looking forward, we believe opportunities currently exist within our market areas to grow our franchise. While COVID-19 has dampened our growth activities, we believe as the local and global economy returns to normalcy it remains in a position to create organic growth through marketing efforts. We may also seek to expand our franchise through the selective acquisition of individual branches, loan purchases and, to a lesser degree, whole bank transactions that meet our investment and market objectives. We will continue to be disciplined as it pertains to future expansion focusing primarily on organic growth in our current market areas.
At March 31, 2021, we had 41 locations in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Critical Accounting Policies and Estimates
Our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. These policies relate to (i) the determination of the provision for credit losses and the ACL, and (ii) the valuation of goodwill and other intangible assets. The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Management uses a systematic methodology to determine our ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. Our ACL estimate involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. Our recorded ACL in the balance sheet reflects management’s best estimate within the range of expected credit losses. In net income, we recognize the amount needed to adjust the ACL for management’s estimate of current expected credit losses. See "Note 1 – Summary of Significant Accounting Policies" and "Note 6 – Loans and Allowance for Credit Losses on Loans" in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL. The valuation of goodwill and other intangible assets policy is described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and "Note 1 – Summary of Significant Accounting Policies" in our 2020 Form 10-K.

Reclassifications and corrections. To maintain consistency and comparability, certain amounts from prior periods have been reclassified to conform to current period presentation with no effect on net income, stockholders’ equity, or cash flows as previously reported.
Recent Accounting Pronouncements. See "Note 2 – Recent Accounting Pronouncements" in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.
Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report contains certain non-GAAP financial measures, which include: tangible book value; tangible book value per share, tangible equity to tangible assets ratio; and the ratio of the ACL to total loans excluding PPP loans. Management has presented the non-GAAP financial measures in this discussion and analysis because it believes including these items is more indicative of and provides useful and comparative information to assess trends in our core operations while facilitating comparison of the quality and composition of our earnings over time and in comparison to our competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months and Nine Months Ended March 31, 2021 and 2020” for more detailed information about our financial performance.

Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

	As of
(Dollars in thousands, except per share data)	March 31,	June 30,	March 31,
	2021	2020	2020
Total stockholders' equity	$406,452	$408,263	$405,440
Less: goodwill, core deposit intangibles, net of taxes	26,002	26,468	26,701
Tangible book value (1)	$380,450	$381,795	$378,739
Common shares outstanding	16,655,347	17,021,357	17,101,954
Tangible book value per share	$22.84	$22.43	$22.15
Book value per share	$24.40	$23.99	$23.71
____________________________________________________________
(1) Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
(Dollars in thousands)	March 31,	June 30,	March 31,
	2021	2020	2020
Tangible equity (1)	$380,450	$381,795	$378,739
Total assets	3,648,613	3,722,852	3,548,033
Less: goodwill, core deposit intangibles, net of taxes	26,002	26,468	26,701
Total tangible assets(2)	$3,622,611	$3,696,384	$3,521,332
Tangible equity to tangible assets	10.50%	10.33%	10.76%
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

Set forth below is a reconciliation to GAAP of the ACL to total loans (excluding net deferred loan costs) and the allowance for credit losses as adjusted to exclude PPP loans:

	As of
(Dollars in thousands)	March 31,	June 30,	March 31,
	2021	2020	2020
Total gross loans receivable (GAAP)	$2,690,153	$2,768,930	$2,662,503
Less: PPP loans (1)	73,090	80,697	—
Adjusted gross loans (non-GAAP)	$2,617,063	$2,688,233	$2,662,503

ACL (GAAP)	$36,059	$28,072	$26,850
ACL / Adjusted gross loans (non-GAAP)	1.38%	1.04%	1.01%
_________________________________________________________________
(1)    PPP loans are fully guaranteed loans by the U.S, government.
Recent Developments: COVID-19, the CARES Act, and Our Response
The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption has resulted in business closures across the country, significant job losses, and aggressive measures by the federal government.
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
On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law including $900 billion in stimulus relief for the COVID-19 pandemic. The legislation extends certain relief provisions from the CARES Act that were set to expire at the end of 2020. This new legislation extends the relief to financial institutions to suspend TDR assessment and reporting requirements under GAAP for loan modifications to the earlier of 60 days after the national emergency termination date or January 1, 2022. The legislation includes additional funding for businesses that did not receive PPP funds under the CARES Act, especially minority- and women-owned businesses. In addition, it allows businesses another opportunity to borrow PPP funds if they can show losses of 25% or more in 2020 based on their 2020 revenue. We expect a smaller number of applications to be made by our customers for these additional PPP funds.
On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, a $1.9 trillion COVID-19 relief package. The legislation expanded unemployment benefits through September 2021, approved a third round of stimulus checks for individuals, will send $250 billion to state and local governments, provide aid to schools, special aid for restaurants and bars especially hurt by the pandemic, additional funding for the PPP, as well as numerous provisions aimed at the healthcare industry.
In response to the COVID-19 pandemic, we are offering a variety of relief options designed to support our customers and communities served.
Paycheck Protection Program Participation. The CARES Act authorized the SBA to temporarily guarantee loans under the new PPP loan program. The goal of the PPP was to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls. As a qualified SBA lender, we were automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity; and (c) principal and interest payments deferred for ten months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.
We continue to offer certain relief options designed to support our customers and communities, including participating in the additional SBA PPP funds recently approved. We originated $29.7 million in second round PPP loans during the three months ended March 31, 2021. As of March 31, 2021, PPP loans outstanding totaled $73.1 million which included $1.4 million in net deferred fees that will be accreted into interest income over the remaining life of the loans unless the loans are forgiven, at which point these fees would be accelerated into income. For the three and nine months ended March 31, 2021, we earned $614,000 and $1.4 million, respectively, in fees through accretion including some accelerated accretion resulting from loan forgiveness. We have worked with the SBA and assisted our customers throughout our participation in the PPP leading to a total of $38.9 million in PPP loans forgiven.
Loan Modifications. We continue to closely monitor the effects of COVID-19 on our loan portfolio and all the associated risks to minimize any potential losses. HomeTrust Bank is offering payment and financial relief programs for borrowers impacted by COVID-19. These programs include loan payment deferrals for up to 90 days, waived late fees, and suspension of foreclosure proceedings and repossessions.

The Bank has continued to experience a decline in requests by borrowers for payment and financial relief programs; however, we will continue to work with individual borrowers in order to minimize the impact to both the Bank and our customers.
The breakout of loans deferred by loan type as of the dates indicated is as follows:

Principal and Interest Payment Deferrals by Loan Types (1) (2)
	March 31, 2021		December 31, 2020		June 30, 2020
(Dollars in thousands)	Deferral	Percent of Total Loan Portfolio	Deferral	Percent of Total Loan Portfolio	Deferral	Percent of Total Loan Portfolio
Lodging	$—	—%	$—	—%	$108,171	4.0%
Other commercial real estate, construction and development, and commercial and industrial	2,193	0.1	4,018	0.1	367,443	13.7
Equipment finance	2,382	0.1	2,196	0.2	33,693	1.3
One-to-four family	—	—	822	—	36,821	1.4
Other consumer loans	1,182	—	832	—	5,203	0.2
Total	$5,757	0.2%	$7,868	0.3%	$551,331	20.6%
__________________________
(1)    Modified loans are not included in classified assets or nonperforming assets.
(2)    Principal and interest is being deferred.

A majority of loans placed on payment deferral during 2020 have come out of deferral and borrowers are either making regular loan payments or interest-only payments until the later part of 2021 as a form of continued relief to the borrower. As of March 31, 2021, the Company had $76.8 million in commercial loan deferrals on interest-only payments. As of March 31, 2021, the Company had $5.8 million in loans with full principal and interest payment deferrals compared to $551.3 million at June 30, 2020.
All loans modified due to COVID-19 are separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. The deferrals are short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current as of March 31, 2021 and are not considered TDRs.
We believe the steps we have taken and continue to take are necessary to effectively manage the loan portfolio and assist customers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic. In addition, we will continue to work with our customers to determine the best option for repayment of accrued interest on the deferred payments.
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
Comparison of Financial Condition at March 31, 2021 and June 30, 2020
General.  Total assets and liabilities decreased by $74.2 million and $72.4 million down to $3.6 billion and $3.2 billion, respectively, at March 31, 2021 as compared to June 30, 2020. The cumulative increase of $77.4 million, or 31.0% in cash and cash equivalents and securities held for sale was more than offset by the cumulative decrease of $80.2 million, or 22.2% in commercial paper and deposits in other banks as we repositioned our liquidity due to maturities and lower short-term rates during the period. The $9.5 million, or 12.3% increase in loans held for sale primarily relates to additional one-to-four family and home equity loans originated for sale during the period.
On July 1, 2020, we adopted the CECL accounting standard in accordance with ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The cumulative effect adjustment from this change in accounting standard resulted in an increase in our ACL for loans of $14.8 million, additional deferred tax assets of $3.9 million, additional reserve for unfunded loan commitments of $2.3 million, and a reduction to retained earnings of $13.2 million. In addition, an ACL for commercial paper was established for $250,000 with a deferred tax asset of $58,000. The adoption of this ASU did not have an effect on available for sale debt securities for the nine months ended March 31, 2021.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents increased $42.5 million, or 34.9% to $164.1 million at March 31, 2021 from $121.6 million at June 30, 2020. Commercial paper decreased $66.5 million, or 21.8% to $238.4 million at March 31, 2021 from $305.0 million at June 30, 2020 as a result of the lower interest rate environment. Our investments in commercial paper have short-term maturities and limited exposure of $15.0 million or less per each highly-rated company.
Investments.  Debt securities available for sale increased $34.9 million, or 27.3%, to $162.4 million at March 31, 2021 from $127.5 million at June 30, 2020. During the nine months ended March 31, 2021, $95.6 million of securities were purchased, $47.3 million of securities matured, and $11.7 million of MBS principal payments were received. At March 31, 2021, certificates of deposit in other banks decreased $13.7 million, or 24.6% to $42.0 million compared to $55.7 million at June 30, 2020. The decrease in certificates of deposit in other banks was due to $18.6 million in maturities partially offset by $4.9 million in purchases. All certificates of deposit in other banks are fully insured by the FDIC. Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Management does not believe that there were any credit losses at March 31, 2021; therefore, no impairment losses were recorded during the first nine months of fiscal 2021. Other investments at cost decreased $10.0 million, or 25.8%, to $28.9 million at March 31, 2021 from $38.9 million at June 30, 2020. Other investments at cost included FHLB stock, FRB stock, and SBIC investments totaling $12.2 million, $7.4 million, and $9.4 million, respectively. The overall decrease was driven by a $11.2 million, or 47.9% reduction in FHLB stock as a result of $200.0 million in borrowings being paid down during the first nine months of fiscal 2021.
Loans held for sale. Loans held for sale increased $9.5 million, or 12.3% to $86.7 million at March 31, 2021 from $77.2 million at June 30, 2020. The increase was primarily driven by a $17.0 million, or 60.5% increase in mortgage loans held for sale and a $5.8 million, or 471.7% increase in SBA loans held for sale, partially offset by a $13.3 million, or 27.9% decrease in HELOCs originated for sale.
Loans.  Total loans receivable decreased $79.0 million, or 2.9% to $2.7 billion at March 31, 2021 from $2.8 billion at June 30, 2020. The decrease was driven by two large commercial relationship payoffs totaling $52.8 million, PPP loan forgiveness of $38.9 million, and the continued payoff of purchased HELOCs of $25.7 million.
Commercial and retail consumer loans consist of the following at the dates indicated:

	As of				Percent of total
(Dollars in thousands)	March 31,	June 30,	Change		March 31,	June 30,
	2021	2020	$	%	2021	2020
Commercial loans:
Commercial real estate	$1,088,178	$1,052,906	$35,272	3.3%	40.5%	38.0%
Construction and development	162,820	215,934	(53,114)	(24.6)	6.1	7.8
Commercial and industrial	140,579	154,825	(14,246)	(9.2)	5.2	5.6
Equipment finance	291,950	229,239	62,711	27.4	10.9	8.3
Municipal leases	129,141	127,987	1,154	0.9	4.8	4.6
PPP loans	73,090	80,697	(7,607)	(9.4)	2.7	2.9
Total commercial loans	1,885,758	1,861,588	24,170	1.3	70.2	67.2

Retail consumer loans:
One-to-four family	430,001	473,693	(43,692)	(9.2)	16.0	17.1
HELOCs - originated	131,867	137,447	(5,580)	(4.1)	4.9	5.0
HELOCs - purchased	46,086	71,781	(25,695)	(35.8)	1.7	2.6
Construction and land/lots	68,118	81,859	(13,741)	(16.8)	2.5	3.0
Indirect auto finance	119,656	132,303	(12,647)	(9.6)	4.4	4.8
Consumer	8,667	10,259	(1,592)	(15.5)	0.3	0.4
Total retail consumer loans	804,395	907,342	(102,947)	(11.3)	29.8	32.8
Total loans	$2,690,153	$2,768,930	$(78,777)	(2.8)%	100.0%	100.0%
Asset Quality. Our overall asset quality metrics continue to demonstrate our commitment to growing and maintaining a loan portfolio with a moderate risk profile; however, we will remain diligent in our review of the portfolio and overall economy as we continue to maneuver through the uncertainty surrounding COVID-19. See "Recent Developments: COVID-19, the CARES Act, and Our Response" on page 43 for additional information regarding our response to COVID-19.
Nonperforming assets decreased by $2.9 million, or 17.8% to $13.4 million, or 0.37% of total assets at March 31, 2021 from $16.3 million, or 0.44% of total assets at June 30, 2020. Nonperforming assets included $13.2 million in nonaccruing loans and $143,000 in REO at March 31, 2021, compared to $15.9 million and $337,000 in nonaccruing loans and REO, respectively, at June 30, 2020. Included in nonperforming loans at March 31, 2021 are $5.9 million of TDR loans of which $4.1 million were current with respect to their modified payment terms. At March 31, 2021, $7.3 million, or 55.4%, of nonaccruing loans were current on their loan payments. The ratio of nonperforming loans to total loans was 0.49% at March 31, 2021 and 0.58% at June 30, 2020. Performing TDRs that were excluded from nonaccruing loans totaled $11.9 million and $13.2 million at March 31, 2021 and June 30, 2020, respectively.
The ratio of classified assets to total assets decreased to 0.76% at March 31, 2021 from 0.84% at June 30, 2020. Classified assets decreased to $27.8 million at March 31, 2021 compared to $31.1 million at June 30, 2020 primarily due to $4.9 million in payoffs and $1.5 million in charge-offs during the nine months ended March 31, 2021.

Our individually evaluated loans are comprised of loans meeting certain thresholds, on nonaccrual status, and all TDRs, whether performing or on nonaccrual status under their restructured terms. Individually evaluated loans may be evaluated for reserve purposes using either the cash flow or the collateral valuation method. As of March 31, 2021, there were $9.7 million in loans individually evaluated. For more information on these individually evaluated loans, see "Note 6 - Loans and Allowance for Credit Losses on Loans" in this Quarterly Report on Form 10-Q.
Allowance for credit losses.  On July 1, 2020, we adopted the CECL accounting standard in accordance with ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." See "Note 1 – Summary of Significant Accounting Policies" and "Note 6 – Loans and Allowance for Credit Losses on Loans" in this Quarterly Report on Form 10-Q for additional details related to the adoption of CECL.
The ACL was $36.1 million, or 1.34% of total loans at March 31, 2021 compared to $28.1 million, or 1.01% of total loans at June 30, 2020. The ACL to gross loans excluding PPP loans was 1.38% at March 31, 2021, compared to 1.04% at June 30, 2020. The overall increase was driven by the additional allowance stemming from our adoption of the new CECL accounting standard.
There was a net benefit of $6.2 million for the provision for credit losses for the nine months ended March 31, 2021, compared to a $5.8 million provision for the corresponding period in fiscal year 2020. The net benefit of provision was primarily driven by changes in the economic forecast which improved in outlook since the adoption of the standard and a decline in the balance of total loans. Net loan charge-offs totaled $452,000 for the nine months ended March 31, 2021, compared to $379,000 for the same period last year. Net charge-offs as a percentage of average loans remained the same at 0.02% for each of the nine months ended March 31, 2021 and 2020.
The allowance as a percentage of nonaccruing loans increased to 272.64% at March 31, 2021 from 176.30% at June 30, 2020.
Management believes the ACL as of March 31, 2021 was adequate to absorb the estimated losses in the loan portfolio at that date. While management believes the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the ACL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. Lastly, a further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the ACL and may adversely affect our financial condition and results of operations.
Real estate owned. REO decreased $194,000, or 57.6% to $143,000 at March 31, 2021 due to $303,000 in REO sales partially offset by $109,000 in transfers from loans during the nine months ended March 31, 2021.
Deferred income taxes. Deferred income taxes increased $555,000, or 3.4%, to $16.9 million at March 31, 2021 from $16.3 million at June 30, 2020. The increase was primarily driven by the the adoption of the CECL standard which resulted in an increase of $3.9 million, which was partially offset by the realization of net operating losses.
Premises and equipment, net. Premises and equipment, net increased $12.4 million, or 21.3% to $70.9 million at March 31, 2021 from $58.5 million at June 30, 2020. The increase was a result of the purchase of an office building in Charlotte, N.C. for use as a future branch location and other Bank office space.
Goodwill. Goodwill remained unchanged at $25.6 million at March 31, 2021 and June 30, 2020.
Other assets. Other assets increased $6.2 million, or 12.6%, to $55.8 million at March 31, 2021 from $49.5 million at June 30, 2020. The increase was primarily driven by operating leases from our equipment finance line of business.
Deposits.  Deposits increased $122.7 million, or 4.4% during the nine months ended March 31, 2021 to $2.9 billion from $2.8 billion at June 30, 2020 which was driven by a $358.4 million, or 17.5% increase in core deposits as a result of additional funds to customers from government stimulus and our focused effort to realign the deposit mix. As part of a managed runoff, certificates of deposit and brokered deposits decreased $235.7 million, or 31.9% to $503.5 million at March 31, 2021. This decrease was partially offset by successful efforts to increase core deposits which increased $358.4 million, or 17.5%.

The following table sets forth our deposits by type of deposit account as of the dates indicated:

	As of				Percent of total
(Dollars in thousands)	March 31,	June 30,	Change		March 31,	June 30,
	2021	2020	$	%	2021	2020
Core deposits:
Noninterest-bearing accounts	$528,711	$429,901	$98,810	23.0%	18.2%	15.4%
NOW accounts	727,240	582,299	144,941	24.9%	25.0%	20.9%
Money market accounts	927,519	836,738	90,781	10.8%	31.9%	30.0%
Savings accounts	221,537	197,676	23,861	12.1%	7.7%	7.1%
Core deposits	2,405,007	2,046,614	358,393	17.5%	82.7%	73.5%
Certificates of deposit	503,471	739,142	(235,671)	(31.9)%	17.3%	26.5%
Total	$2,908,478	$2,785,756	$122,722	4.4%	100.0%	100.0%
Borrowings.  Borrowings decreased $200.0 million, or 42.1% to $275.0 million at March 31, 2021 compared to $475,000 at June 30, 2020. The decrease was related to the early retirement of borrowings completed in an effort to improve future profitability. At March 31, 2021 all FHLB advances had maturities of seven years or more (but are callable in less than one year) with a weighted average interest rate of 1.81%.
Equity.  Stockholders' equity at March 31, 2021 decreased $1.8 million, or 0.4% to $406.5 million from $408.3 million at June 30, 2020. Changes within stockholders' equity included $23.1 million in net income and $4.7 million in stock-based compensation, ESOP shares allocated, and stock option exercises, offset by $13.4 million related to the adoption of the new CECL accounting standard, 566,455 shares of common stock being repurchased at an average cost of $20.69 per share, or approximately $11.7 million in total, and $3.7 million related to cash dividends declared. As of March 31, 2021, the Bank and the Company were considered "well capitalized" in accordance with the regulatory capital guidelines and exceeded all regulatory capital requirements.

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

	For the Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)

Assets:
Interest-earning assets:
Loans receivable(1)	$2,779,094	$27,955	4.08%	$2,669,796	$30,086	4.51%
Commercial paper and deposits in other banks	522,256	611	0.47%	378,296	1,794	1.90%
Securities available for sale	153,871	496	1.31%	154,108	912	2.37%
Other interest-earning assets(3)	39,184	585	6.05%	37,877	550	5.81%
Total interest-earning assets	3,494,405	29,647	3.44%	3,240,077	33,342	4.12%
Other assets	258,858			265,139
Total assets	$3,753,263			$3,505,216
Liabilities and equity:
Interest-bearing deposits:
Interest-bearing checking accounts	$637,381	$391	0.25%	$451,335	$412	0.36%
Money market accounts	907,228	373	0.17%	792,313	1,916	0.97%
Savings accounts	212,809	39	0.08%	159,641	50	0.12%
Certificate accounts	516,221	1,193	0.94%	783,758	3,593	1.83%
Total interest-bearing deposits	2,273,639	1,996	0.36%	2,187,047	5,971	1.09%
Borrowings	465,111	1,632	1.42%	473,319	1,757	1.48%
Total interest-bearing liabilities	2,738,750	3,628	0.54%	2,660,366	7,728	1.16%
Noninterest-bearing deposits	553,045			342,581
Other liabilities	56,655			88,725
Total liabilities	3,348,450			3,091,672
Stockholders' equity	404,813			413,544
Total liabilities and stockholders' equity	$3,753,263			$3,505,216

Net earning assets	$755,655			$579,711
Average interest-earning assets to
average interest-bearing liabilities	127.59%			121.79%
Tax-equivalent:
Net interest income		$26,019			$25,614
Interest rate spread			2.90%			2.96%
Net interest margin(4)			3.02%			3.16%
Non-tax-equivalent:
Net interest income		$25,693			$25,309
Interest rate spread			2.87%			2.92%
Net interest margin(4)			2.98%			3.12%
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $326 and $305 for the three months ended March 31, 2021 and 2020, respectively, calculated based on a combined federal and state tax rate of 24%.
(3) The average other interest-earning assets consist of FRB stock, FHLB stock, and SBIC investments.
(4) Net interest income divided by average interest-earning assets.

	For the Nine Months Ended March 31,
	2021			2020
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)

Assets:
Interest-earning assets:
Loans receivable(1)	$2,826,886	$85,505	4.03%	$2,734,249	$95,045	4.63%
Commercial paper and deposits in other banks	454,609	2,106	0.62%	362,598	5,959	2.19%
Securities available for sale	131,332	1,528	1.55%	152,798	2,901	2.53%
Other interest-earning assets(3)	39,140	1,729	5.88%	42,662	2,154	6.73%
Total interest-earning assets	3,451,967	90,868	3.51%	3,292,307	106,059	4.30%
Other assets	256,026			266,097
Total assets	$3,707,993			$3,558,404
Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$593,815	$1,142	0.26%	$449,560	$1,105	0.33%
Money market accounts	860,170	1,337	0.21%	765,492	5,760	1.00%
Savings accounts	206,478	114	0.07%	166,711	153	0.12%
Certificate accounts	594,565	5,003	1.12%	769,073	11,127	1.93%
Total interest-bearing deposits	2,255,028	7,596	0.45%	2,150,836	18,145	1.12%
Borrowings	471,716	5,007	1.41%	587,822	7,619	1.73%
Total interest-bearing liabilities	2,726,744	12,603	0.62%	2,738,658	25,764	1.25%
Noninterest-bearing deposits	522,406			336,496
Other liabilities	56,141			70,175
Total liabilities	3,305,291			3,145,329
Stockholders' equity	402,702			413,075
Total liabilities and stockholders' equity	$3,707,993			$3,558,404

Net earning assets	$725,223			$553,649
Average interest-earning assets to
average interest-bearing liabilities	126.60%			120.22%
Tax-equivalent:
Net interest income		$78,265			$80,295
Interest rate spread			2.89%			3.05%
Net interest margin(4)			3.02%			3.25%
Non-tax-equivalent:
Net interest income		$77,324			$79,416
Interest rate spread			2.85%			3.01%
Net interest margin(4)			2.99%			3.22%
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $941 and $879 for the nine months ended March 31, 2021 and 2020, respectively, calculated based on a combined federal and state tax rate of 24%.
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

	Three Months Ended March 31, 2021
	Compared to
	Three Months Ended March 31, 2020
(Dollars in thousands)	Increase/ (decrease) due to		Total increase/(decrease)
	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$6,070	$(8,201)	$(2,131)
Commercial paper and deposits in other banks	3,203	(4,386)	(1,183)
Securities available for sale	(1)	(415)	(416)
Other interest-earning assets	15	20	35
Total interest-earning assets	$9,287	$(12,982)	$(3,695)
Interest-bearing liabilities:
Interest-bearing checking accounts	$572	$(593)	$(21)
Money market accounts	1,651	(3,194)	(1,543)
Savings accounts	67	(78)	(11)
Certificate accounts	(990)	(1,410)	(2,400)
Borrowings	(40)	(85)	(125)
Total interest-bearing liabilities	1,260	(5,360)	(4,100)
Net increase (decrease) in tax equivalent interest income	$8,027	$(7,622)	$405

	Nine Months Ended March 31, 2021
	Compared to
	Nine Months Ended March 31, 2020
(Dollars in thousands)	Increase/ (decrease) due to		Total increase/(decrease)
	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$4,806	$(14,346)	$(9,540)
Commercial paper and deposits in other banks	1,968	(5,821)	(3,853)
Securities available for sale	(366)	(1,007)	(1,373)
Other interest-earning assets	(170)	(255)	(425)
Total interest-earning assets	$6,238	$(21,429)	$(15,191)
Interest-bearing liabilities:
Interest-bearing checking accounts	$403	$(366)	$37
Money market accounts	1,044	(5,467)	(4,423)
Savings accounts	46	(85)	(39)
Certificate accounts	(2,155)	(3,969)	(6,124)
Borrowings	(1,365)	(1,247)	(2,612)
Total interest-bearing liabilities	(2,027)	(11,134)	(13,161)
Net increase (decrease) in tax equivalent interest income	$8,265	$(10,295)	$(2,030)
__________
(1) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $326 and $305 for the three months ended March 31, 2021 and 2020, respectively, calculated based on a combined federal and state income tax rate of 24%. Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $941 and $879 for the nine months ended March 31, 2021 and 2020, respectively, calculated based on a combined federal and state income tax rate of 24%.

Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020
General.  During the three months ended March 31, 2021, net income increased $6.7 million, or 559.7% to $7.9 million compared to $1.2 million for the three months ended March 31, 2020. Our diluted earnings per share increased to $0.48 for the three months ended March 31, 2021 compared to $0.07 for the same period in fiscal 2020. Third quarter earnings were positively impacted by a $4.1 million net benefit in the provision for credit losses and a $3.4 million increase in the gain on sale of loans held for sale mainly driven by residential mortgage loans given the continued low rate environment. Partially offsetting these was a $3.7 million prepayment penalty related to the previously discussed early retirement of borrowings.
Net Interest Income. Net interest income increased $384,000, or 1.5% to $25.7 million for the quarter ended March 31, 2021, compared to $25.3 million for the comparative quarter in fiscal 2020. Interest and dividend income decreased by $3.7 million, or 11.2%, primarily driven by lower yields on loans and commercial paper as a result of lower federal funds and other market interest rates. This decrease was more than offset by a $4.1 million decrease in interest expense.
Average interest-earning assets increased $254.3 million, or 7.9% to $3.5 billion for the quarter ended March 31, 2021. The average balance of total loans receivable increased by $109.3 million, or 4.1% compared to the same quarter last year primarily due to PPP loan originations and to a lesser extent organic loan growth. The average balance of commercial paper and deposits in other banks increased $144.0 million, or 38.1% driven by increases in commercial paper investments as a result of our increased liquidity between the periods. Our investments in commercial paper have short-term maturities and limited exposure of $15.0 million or less per each highly-rated company. The overall increase in interest-earning assets was primarily funded by a $297.1 million, or 11.7% increase in average interest and noninterest-bearing deposits as compared to the same quarter last year. Net interest margin (on a fully taxable-equivalent basis) for the three months ended March 31, 2021 decreased to 3.02% from 3.16% for the same period a year ago.
Total interest and dividend income decreased $3.7 million, or 11.2% for the three months ended March 31, 2021 as compared to the same period last year, which was primarily driven by a $2.2 million, or 7.2% decrease in loan interest income, a $1.2 million, or 65.9% decrease in interest income from commercial paper and deposits in other banks, and a $416,000, or 45.6% decrease in interest income on securities available for sale. The lower interest income in each category was driven by the decrease in yields caused by the significant reduction in current market rates compared to the same quarter last year. Average loan yields decreased 43 basis points to 4.08% for the quarter ended March 31, 2021 from 4.51% in the corresponding quarter last year. Average yields on commercial paper and deposits in other banks decreased 143 basis points to 0.47% for the quarter ended March 31, 2021 from 1.90% in the corresponding quarter last year. Average yields on securities available for sale decreased 106 basis points to 1.31% for the quarter ended March 31, 2021 from 2.37% in the corresponding quarter last year. Average yields on total interest-earning assets decreased 68 basis points to 3.44% for the quarter ended March 31, 2021 from 4.12% in the corresponding quarter last year.
Total interest expense decreased $4.1 million, or 53.1% for the quarter ended March 31, 2021 compared to the same period last year. The decrease was driven by a $4.0 million, or 66.6% decrease in interest expense on deposits and a $125,000, or 7.1% decrease in interest expense on borrowings. Average interest-bearing deposits for the quarter ended March 31, 2021 increased $86.6 million, or 4.0%, but was more than offset by the 73 basis point decrease in cost of deposits, down to 0.36% compared to 1.09% in the same period in fiscal 2020. Average borrowings for the quarter ended March 31, 2021 decreased $8.2 million, or 1.7% along with a six basis point decrease in the average cost of borrowings compared to the same period last year. The increase in average deposits (interest and noninterest-bearing) was due to successful deposit gathering campaigns and funds from PPP loans and other government stimulus. The decrease in the average cost of borrowing was driven by the lower federal funds rate during the current quarter compared to the prior year. The overall average cost of funds decreased 62 basis points to 0.54% for the current quarter compared to 1.16% in the same quarter last year due primarily to the impact of lower rates.
Provision (Benefit) for Credit Losses. During the three months ended March 31, 2021 there was a $4.1 million net benefit of the provision for credit losses compared to a $5.4 million provision for the corresponding quarter of fiscal 2020. The net benefit of provision relates to the previously discussed changes in the economic forecast since December 31, 2020 and the decline in the balance of total loans. Net loan recoveries totaled $185,000 for the three months ended March 31, 2021, compared to net charge-offs of $581,000 for the same period last year. Net recoveries as a percentage of average loans were (0.03)% for the quarter ended March 31, 2021 compared to net charge-offs as a percentage of average loans of 0.09% for the quarter ended March 31, 2020.
See "Comparison of Financial Condition - Asset Quality" for additional details.
Noninterest Income. Noninterest income increased $4.3 million, or 67.5% to $10.7 million for the three months ended March 31, 2021 from $6.4 million for the same period in the previous year primarily due to a $3.4 million, or 224.8% increase in gain on sale of loans held for sale, a $703,000, or 40.0% increase in other noninterest income, a $342,000, or 116.3% increase in loan income and fees, partially offset by a $110,000, or 4.8% decrease in service charges and fees on deposit accounts. The increase in gain on the sale of loans held for sale was driven by an increase in gains from sales of mortgage, home equity, and SBA loans. During the quarter ended March 31, 2021, $20.2 million of the guaranteed portion of SBA commercial loans were sold with gains of $1.8 million compared to $6.8 million sold and gains of $469,000 in the corresponding quarter in the prior year. There were $106.5 million of residential mortgage loans originated for sale which were sold with gains of $2.7 million compared to $32.2 million sold and gains of $852,000 in the corresponding quarter in the prior year. In addition, $43.8 million of home equity loans were sold during the quarter ended March 31, 2021 for a gain of $301,000 compared to $18.0 million sold and gains of $183,000 in the corresponding quarter. The increase in other noninterest income primarily related to operating lease income from the continued growth in the equipment finance line of business. The increase in loan income and fees is primarily a result of higher fees from the adjustable rate conversion program and other servicing fees. The decrease in service charges on deposit accounts was primarily related to lower nonsufficient fund fees as customers have decreased spending during the pandemic.
Noninterest Expense.  Noninterest expense for the three months ended March 31, 2021 increased $5.6 million, or 22.5% to $30.5 million compared to $24.9 million for the three months ended March 31, 2020. The increase was primarily due to $3.7 million in prepayment penalties on borrowings; a $1.3 million, or 9.2% increase in salaries and employee benefits as a result of new positions, mortgage loan origination incentives, and annual salary increases; a $558,000, or 27.6% increase in computer services as a result of increased processing charges; a $396,000, or 10.2% increase in other expenses, mainly driven by depreciation from our equipment finance line of business; and a $210,000, or 9.3% increase in net occupancy expense from investments in infrastructure. Partially offsetting these increases was a cumulative decrease of $394,000, or 19.2% in telephone, postage, and supplies expense; marketing and advertising expense; deposit insurance premiums, and core deposit intangible amortization for the three months ended March 31, 2021 compared to the same period last year. In addition, there was a $152,000, or 60.8% decrease in REO related expenses as a result of fewer properties held and no post-foreclosure writedowns.
Income Taxes. Our income tax expense for the three months ended March 31, 2021 increased $1.9 million to $2.1 million from $188,000 for the three months ended March 31, 2020. Pretax income in the current period was positively impacted by the $4.1 million net benefit of the provision for credit losses compared to the $5.4 million provision for the corresponding quarter of fiscal 2020. As a result, tax-free income from our municipal lease portfolio was 10.7% of pretax income in the current period compared to 73.7% for the same period in the prior year resulting in effective tax rates of 21.0% and 13.6% for the three months ended March 31, 2021 and 2020, respectively.
Comparison of Results of Operations for the Nine Months Ended March 31, 2021 and 2020
General.  During the nine months ended March 31, 2021, net income increased by $3.9 million, or 20.3% to $23.1 million from $19.2 million for the nine months ended March 31, 2020. Our diluted earnings per share increased to $1.40 for the nine months ended March 31, 2021 compared to $1.08 in the same period in fiscal 2021. For the nine months ended March 31, 2021 as compared to the prior comparable nine-month period, earnings were positively impacted by a $6.2 million net benefit in the provision for credit losses and a $4.4 million increase in the gain on sale of loans held for sale partially offset by the previously mentioned prepayment penalty on the early retirement of borrowings.
Net Interest Income. Net interest income decreased to $77.3 million for the nine months ended March 31, 2021, compared to $79.4 million for the comparative period in fiscal 2020. The $2.1 million, or 2.6% decrease was due to a $15.3 million decrease in interest and dividend income partially offset by a $13.2 million decrease in interest expense, both of which were driven by the lower rate environment in the current period.
Average interest-earning assets increased $159.7 million, or 4.8% to $3.5 billion for the nine months ended March 31, 2021 compared to $3.3 billion in the corresponding prior period. The average balance of total loans receivable increased by $92.6 million, or 3.4% compared to the same period last year. The average balance of commercial paper and deposits in other banks increased $92.0 million, or 25.4% between the periods. These increases were funded by a $21.5 million, or 14.1% decrease in securities available for sale, a $3.5 million, or 8.3% decrease in other interest-earning assets, and a $185.9 million, or 55.3% increase in average noninterest-bearing deposits partially offset by a $11.9 million, or 0.4% decrease in average interest-bearing liabilities as compared to the same period last year. Net interest margin (on a fully taxable-equivalent basis) for the nine months ended March 31, 2021 decreased to 3.02% from 3.25% for the same period a year ago.
Total interest and dividend income decreased $15.3 million, or 14.5% for the nine months ended March 31, 2021 as compared to the same period last year, which was primarily driven by a $9.6 million, or 10.2% decrease in loan interest income, a $3.8 million, or 64.7% decrease in interest income from commercial paper and deposits in other banks, a $1.4 million, or 47.3% decrease in interest income on securities available for sale, and a $425,000, or 19.7% decrease in interest income on other interest-earning assets. The lower interest income was driven by the decrease in market yields compared to the prior year period. Average loan yields decreased 60 basis points to 4.03% for the nine months ended March 31, 2021 from 4.63% in the corresponding period last year. Average yields on commercial paper and deposits in other banks decreased 157 basis points to 0.62% for the nine months ended March 31, 2021 from 2.19% in the corresponding period last year. Average yields on securities available for sale decreased 98 basis points to 1.55% for the nine months ended March 31, 2021 from 2.53% in the corresponding period last year. Average yields on total interest-earning assets decreased 79 basis points to 3.51% for the nine months ended March 31, 2021 from 4.30% in the corresponding period last year.
Total interest expense decreased $13.2 million, or 51.1% for the nine months ended March 31, 2021 compared to the same period last year. The decrease was driven by a $10.5 million, or 58.1% decrease in interest expense on deposits and a $2.6 million, or 34.3% decrease in interest expense on borrowings. The $104.2 million, or 4.8% increase in average interest-bearing deposits for the nine months ended March 31, 2021 was more than offset by the 67 basis point decrease down to 0.45% in the corresponding cost of funds compared to 1.12%. Average borrowings for the nine months ended March 31, 2021 decreased $116.1 million, or 19.8% along with a 32 basis point decrease in the average cost of borrowings compared to the same period last year. The overall average cost of funds decreased 63 basis points to 0.62% for the nine month period compared to 1.25% in the same period last year due primarily to the impact of the lower amount of borrowings and rates.
Provision (Benefit) for Loan Losses.  During the nine months ended March 31, 2021 there was a $6.2 million net benefit of the provision for credit losses compared to a $5.8 million provision for the corresponding period of fiscal 2020. The net benefit of provision relates to the previously discussed changes in the economic forecast since the adoption of CECL and the decline in the balance of total loans. Net loan charge-offs totaled $452,000 for the nine months ended March 31, 2021, compared to $379,000 for the same period last year. Net charge-offs as a percentage of average loans was 0.02% for each of the nine months ended March 31, 2021 and 2020.
See "Comparison of Financial Condition - Asset Quality" for additional details.
Noninterest Income.  Noninterest income increased $5.6 million, or 24.0%, to $28.7 million for the nine months ended March 31, 2021 from $23.1 million for the nine months ended March 31, 2020, primarily due to a $4.4 million, or 57.4% increase in gain of sale of loans held for sale and a $2.4 million, or 54.1% increase in other noninterest income, partially offset by a $645,000, or 8.8% decrease in service charges and fees on deposit accounts, a $368,000, or 18.0% decrease in loan income and fees, and a $173,000, or 10.0% decrease in income from BOLI. The increase in gain on the sale of loans held for sale was driven by an increase in sales of mortgage, home equity, and SBA loans. There were $297.2 million of residential mortgage loans originated for sale which were sold with gains of $7.7 million compared to $135.4 million sold and gains of $3.6 million in the corresponding period in the prior year. Included in the prior year's gain on sale of loans was an additional $1.3 million non-recurring gain related to one-to-four family loans of $154.9 million that were sold during the corresponding period last year. During the nine months ended March 31, 2021, $44.6 million of the guaranteed portion of SBA commercial loans were sold with gains of $3.7 million compared to $36.0 million sold and gains of $2.5 million in the corresponding period in the prior year. In addition, $85.9 million of home equity loans were sold during the nine months ended March 31, 2021 for a gain of $559,000 compared to $18.0 million sold and gains of $183,000 in the corresponding period in the prior year. The increase in other noninterest income was primarily related to operating lease income from the equipment finance line of business. The decrease in service charges on deposit accounts was primarily related to lower nonsufficient fund fees as customers have decreased spending during the pandemic. The decrease in loan income and fees was primarily a result of lower fees from the our adjustable rate conversion program. The decrease in BOLI income was driven by lower interest rates.
Noninterest Expense.  Noninterest expense for the nine months ended March 31, 2021 increased $10.5 million, or 14.4%, to $82.9 million compared to $72.5 million for the nine months ended March 31, 2020. The increase was primarily due to a $4.2 million, or 9.8% increase in salaries and employee benefits; the previously mentioned $3.7 million prepayment penalty; a $2.4 million, or 23.3% increase in other expenses, driven by depreciation from the Company's equipment finance line of business; a $1.1 million, or 17.8% increase in computer services; and a $887,000 increase in deposit insurance premiums as a result of credits issued by the FDIC being utilized in the prior year period. Partially offsetting these increases was a cumulative decrease of $1.4 million, or 26.0% in telephone, postage, and supplies expense; marketing and advertising expense; and core deposit intangible amortization for the nine months ended March 31, 2021 compared to the same period last year. In addition, there was a $372,000, or 44.6% decrease in REO related expenses as a result of fewer properties held, no post-foreclosure writedowns, and a gain on on the sale of REO in the current period compared to a loss in the comparative period last year.
Income Taxes.  For the nine months ended March 31, 2021, the Company's income tax expense increased $1.1 million, or 21.2% to $6.1 million from $5.1 million as a result of higher taxable income. The effective tax rate for the nine months ended March 31, 2021 and 2020 was 21.0% and 20.9%, respectively.
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2021, the Bank had an available borrowing capacity of $232.3 million with the FHLB of Atlanta, a $96.8 million line of credit with the FRB and a line of credit with each of three unaffiliated banks totaling $100.0 million. At March 31, 2021, we had $275.0 million in FHLB advances outstanding and nothing outstanding under our other lines of credit. Additionally, we classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also may utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At March 31, 2021 brokered deposits totaled $4.6 million, or 0.2% of total deposits compared to $143.2 million, or 5.1% of total deposits at June 30, 2020.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits, federal funds, and commercial paper. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and we must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of the net proceeds retained from the Conversion. We also have the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2021, HomeTrust Bancshares on a stand-alone basis had liquid assets of $8.5 million.

We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2021, the total approved loan commitments and unused lines of credit outstanding amounted to $363.7 million and $556.5 million, respectively, as compared to $199.4 million and $398.8 million, respectively, as of June 30, 2020. Certificates of deposit scheduled to mature in one year or less at March 31, 2021, totaled $448.2 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe a majority of our maturing deposits will remain with us.
During the first nine months of fiscal 2021, cash and cash equivalents increased $42.5 million, or 34.9%, to $164.1 million as of March 31, 2021 from $121.6 million as of June 30, 2020. Cash provided by investing and operating activities were $134.9 million and $1.7 million, respectively, while cash used in financing activities was $94.1 million. Primary sources of cash for the nine months ended March 31, 2021 included a $122.8 million increase in deposits, a $103.4 million decrease in loans, $67.1 million in net principal repayments of commercial paper, $47.2 million in maturing securities available for sale, $13.7 million in maturities of certificates of deposit in other banks, net of purchases, $11.7 million in principal repayments from mortgage-backed securities, and $10.0 million in net redemptions of other investments. Primary uses of cash during the period included $200.0 million in early retirement of borrowings, $95.6 million in purchases of securities available for sale, $15.1 million in purchases of premises and equipment, $11.7 million in shares repurchased, a $9.5 million increase in loans held for sale, $7.8 million in purchases of operating lease equipment, $3.7 million in prepayment penalties, and $3.7 million in cash dividends. All sources and uses of cash reflect our cash management strategy to increase our higher yielding investments and loans by increasing lower costing borrowings and reducing our holdings of lower yielding investments.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the nine months ended March 31, 2021, we did not engage in any off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at March 31, 2021, is as follows:

(Dollars in thousands)
Undisbursed portion of construction loans	$217,142
Commitments to make loans	146,578
Unused lines of credit	556,501
Unused letters of credit	9,213
Total loan commitments	$929,434
Capital Resources
At March 31, 2021, stockholders' equity totaled $406.5 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.
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
HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of March 31, 2021. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at March 31, 2021 under applicable regulatory requirements.

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.

As of March 31, 2021
Common Equity Tier I Capital to Risk-Weighted Assets	$385,697	11.64%	$149,079	4.50%	$215,337	6.50%
Tier I Capital (to Total Adjusted Assets)	$385,697	10.34%	$149,257	4.00%	$186,571	5.00%
Tier I Capital (to Risk-weighted Assets)	$385,697	11.64%	$198,773	6.00%	$265,030	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$409,269	12.35%	$265,030	8.00%	$331,288	10.00%

As of June 30, 2020
Common Equity Tier I Capital to Risk-Weighted Assets	$374,437	11.26%	$149,614	4.50%	$216,109	6.50%
Tier I Capital (to Total Adjusted Assets)	$374,437	10.26%	$146,047	4.00%	$182,559	5.00%
Tier I Capital (to Risk-weighted Assets)	$374,437	11.26%	$199,485	6.00%	$265,980	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$402,964	12.12%	$265,980	8.00%	$332,476	10.00%

HomeTrust Bank

As of March 31, 2021
Common Equity Tier I Capital to Risk-Weighted Assets	$369,703	11.16%	$149,071	4.50%	$215,325	6.50%
Tier I Capital (to Total Adjusted Assets)	$369,703	9.91%	$149,267	4.00%	$186,584	5.00%
Tier I Capital (to Risk-weighted Assets)	$369,703	11.16%	$198,762	6.00%	$265,016	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$393,275	11.87%	$265,016	8.00%	$331,270	10.00%

As of June 30, 2020
Common Equity Tier I Capital to Risk-Weighted Assets	$362,841	10.91%	$149,608	4.50%	$216,100	6.50%
Tier I Capital (to Total Adjusted Assets)	$362,841	9.94%	$146,010	4.00%	$182,512	5.00%
Tier I Capital (to Risk-weighted Assets)	$362,841	10.91%	$199,477	6.00%	$265,969	8.00%
Total Risk-based Capital (to Risk-weighted Assets)	$391,368	11.77%	$265,969	8.00%	$332,461	10.00%
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At March 31, 2021, the conservation buffer was 4.35% and 3.87% for HomeTrust Bancshares, Inc. and the Bank, respectively.
Impact of Inflation
The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the CPI coincides with changes in interest rates. The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding effect on interest rates or upon the cost of those goods and services normally purchased by us. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In other years, the opposite may occur.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk
There has not been any material change in the market risk disclosures contained in our 2020 Form 10-K.
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2021, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2021, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, on July 1, 2020, the Company adopted the CECL accounting standard. In connection with the adoption of CECL, the Company implemented relevant changes and enhancements to its internal control environment and processes related to estimating credit losses in accordance with the standard. There were no other changes in the Company's internal control over financial reporting that occurred during the nine months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings
The "Litigation" section of "Note 10 - Commitments and Contingencies" to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.
Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2020 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Not applicable

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
January 1 - January 31, 2021	104,053	$20.19	104,053	469,829
February 1 - February 29, 2021	30,076	21.59	30,076	439,753
March 1 - March 31, 2021	155,204	24.44	155,204	284,549
Total	289,333	$22.62	289,333	284,549
On April 2, 2020, the Company announced that its Board of Directors authorized the repurchase of up to 851,004 shares of the Company's common stock, representing 5% of its outstanding shares at the time of the announcement. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.

Item 3.     Defaults Upon Senior Securities
Nothing to report.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Nothing to report.
Item 6.     Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Charter of HomeTrust Bancshares, Inc.	(a)
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.'s Junior Participating Preferred Stock, Series A	(b)
3.3	Amended and Restated Bylaws of HomeTrust Bancshares, Inc.	3.3
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Registrar and Transfer Company, as Rights Agent	(b)
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

(e)
10.1	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(q)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(g)
10.3	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.3B	Amendment No. Two dated as of October 27, 2020, to Amended and Restated Employment Agreement, dated as of September 11, 2018, by and between the Company and C. Hunter Westbrook	(i)
10.4	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares,Inc. and Tony J. VunCannon	(g)
10.5	Employment Agreement between HomeTrust Bancshares, Inc. and Howard L. Sellinger	(g)
10.6	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(a)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(a)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(a)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(a)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(a)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(a)
10.7E	SERP Joinder Agreement for Stan Allen	(a)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(a)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(a)
10.7H	SERP Joinder Agreement for William T. Flynt	(a)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(j)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(a)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(a)

10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(a)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(a)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(a)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(a)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(a)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(a)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(a)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(a)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(a)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(k)
10.13	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(l)
10.14	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(l)
10.15	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(l)
10.16	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(l)
10.17	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(l)
10.18	Agreement and General Release between HomeTrust Bancshares, Inc. and Paula Labian	10.18
10.19	Reserved
10.20	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(m)
10.21	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(m)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(m)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(m)
10.24	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(m)
10.25	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(m)
10.26	Offer Letter between HomeTrust Bank and Keith J. Houghton	(n)
10.27	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(o)
10.28	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(g)
10.29	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(p)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
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
(m)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).
(n)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).
(o)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-35593).
(p)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (File No. 001-35593).
(q)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 001-35593).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: May 7, 2021	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman, President and CEO
(Duly Authorized Officer)

Date: May 7, 2021	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)