Form 10-K
period 2021-06-30
HomeTrust Bancshares, Inc.
filed 2021-09-10
CIK 1538263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Preferred Share Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.
As of September 7, 2021, there were issued and outstanding 16,460,302 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock as of December 31, 2020, was $312.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).
Documents Incorporated By Reference
Portions of the Registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

HOMETRUST BANCSHARES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2021

Glossary of Defined Terms
The following items may be used throughout this Form 10-K, including the Notes to Consolidated Financial Statements in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

Term	Definition
ACL	Allowance for Credit Losses
AFS	Available-For-Sale
AICPA	American Institute of Certified Public Accountants
ALL	Allowance for Loan Losses
AMLA	Anti-Money Laundering Act of 2020
AMT	Alternative Minimum Tax
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHCA	Bank Holding Company Act
BOLI	Bank Owned Life Insurance
BSA	Bank Secrecy Act of 1970
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of 2020
CBLR	Community Bank Leverage Ratio
CD	Certificate of Deposit
CDA	Collateral Dependent Asset
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
CRA	Community Reinvestment Act
DCF	Discounted Cash Flows
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DTA	Deferred Tax Asset
ECL	Expected Credit Losses
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHFA	Federal Housing Finance Agency
FHLB or FHLB of Atlanta	Federal Home Loan Bank
FRB	Federal Reserve Bank of Richmond
GAAP	Generally Accepted Accounting Principles in the United States
GSE	Government-Sponsored Enterprises
HELOC	Home Equity Line of Credit
IRC	Internal Revenue Code
KSOP	HomeTrust Bank KSOP Plan
LIBOR	London Interbank Offered Rate
LPO	Loan Production Office
MBS	Mortgage-Backed Security
MSA	Metropolitan Statistical Area

NBV	Net Book Value
NCCOB	North Carolina Office of the Commissioner of Banks
NOL	Net Operating Loss
PCD	Purchased Financial Assets with Credit Deterioration
PCI	Purchased Credit Impaired
PPP	Paycheck Protection Program
PVE	Present Value of Equity
REO	Real Estate Owned
ROA	Return on Assets
ROE	Return on Equity
ROU	Right of Use
SAS	Statement of Auditing Standards
SBA	U.S. Small Business Administration
SBIC	Small Business Investment Companies
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOX Act	Sarbanes-Oxley Act of 2002
Tax Act	Tax Cuts and Jobs Act
TDR	Troubled Debt Restructuring
USDA B&I	United States Department of Agriculture Business & Industry
WNCSC	Western North Carolina Service Corporation

Forward-Looking Statements
Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the effect of the COVID-19 pandemic, including on the Company’ credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for credit losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; management's assumptions in determining the adequacy of the allowance for credit losses; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of the LIBOR, and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Federal Reserve, the NCCOB, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in laws or regulations, changes in regulatory policies and principles or the application or interpretation of laws and regulations by regulatory agencies and tax authorities, including changes in deferred tax asset and liability activity, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the CARES Act; and the other risks detailed from time to time in our filings with the SEC, including this report on Form 10-K.
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

PART I
Item 1. Business
General
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the holding company for HomeTrust Bank in connection with HomeTrust Bank’s conversion from mutual to stock form, which was completed on July 10, 2012 (the “Conversion”). As a bank holding company and financial holding company, HomeTrust Bancshares, Inc. is regulated by the Federal Reserve. At June 30, 2021, the Company had consolidated total assets of $3.5 billion, total deposits of $3.0 billion and stockholders’ equity of $396.5 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank and its subsidiary. As a North Carolina state-chartered bank, and member of the Federal Reserve, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the FDIC. The Bank is a member of the FHLB of Atlanta, which is one of the 12 regional banks in the Federal Home Loan Bank System. Our headquarters is located in Asheville, North Carolina.
The Bank was originally formed in 1926. Between the fiscal years of 1996 and 2011, HomeTrust Bank's board of directors and executive management expanded the Bank beyond its historical Asheville market and created a unique partnership through mergers between six established banks and one de novo bank located in Tryon, Shelby, Eden, Lexington, Cherryville and Forest City, North Carolina, through which hometown community banks could combine their financial resources to achieve a shared vision.
Starting in 2013, we entered seven attractive markets through various acquisitions and new office openings, as well as expanded our product lines. These included:
•BankGreenville Financial Corporation - one office in Greenville, South Carolina (acquired in July 2013)
•Jefferson Bancshares, Inc. - nine offices across East Tennessee (acquired in May 2014)
•Commercial LPO in Roanoke, Virginia (opened in July 2014)
•Bank of Commerce - one office in Charlotte, North Carolina (acquired in July 2014)
•Ten Bank of America Branch Offices - nine in southwest Virginia, one in Eden, North Carolina (acquired in November 2014)
•Commercial LPO in Raleigh, North Carolina (opened in November 2014) and later converted into full service branch (converted in April 2017)
•United Financial of North Carolina, Inc. - municipal lease company headquartered in Fletcher, North Carolina (acquired in December 2016)
•TriSummit Bancorp, Inc. - six offices in East Tennessee (acquired in January 2017)
•Began origination and sales of SBA loans through our new SBA line of business (September 2017)
•De novo branch in Cary, North Carolina (opened in March 2018)
•Began equipment finance line of business (May 2018)
•Began originations of HELOCs to be pooled and sold (March 2019)
By expanding our geographic footprint and hiring local experienced talent, we have built a foundation that allows us to focus on organic growth, while maintaining "Our Commitment to the Customer Experience" that has differentiated our brand and characterized our success to date.
Our mission is to create stockholder value by building relationships with our employees, customers, and communities. By building a platform that supports growth and profitability, we are continuing our transition toward becoming a high-performing community bank and helping our customers every day to be "Ready For What's Next."
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in commercial real estate loans, construction and development loans, commercial and industrial loans, equipment finance leases, municipal leases, loans secured by first and second mortgages on one-to-four family residences including home equity loans, construction and land/lot loans, indirect automobile loans, and other consumer loans. We also originate one-to-four family loans, SBA loans, and HELOCs to sell to third parties. In addition, we invest in debt securities issued by United States Government agencies and GSEs, corporate bonds, commercial paper and certificates of deposit insured by the FDIC.

We offer a variety of deposit accounts for individuals, businesses, and nonprofit organizations. Deposits and borrowings are our primary source of funds for our lending and investing activities.
Market Areas
HomeTrust Bank operates in nine MSAs: Asheville, NC, with a population of 463,000 as of June 2019; Charlotte-Concord-Gastonia, NC-SC, with a population of 2.6 million as of June 2019; Greenville-Anderson-Mauldin, SC, with a population of 921,000 as of June 2019; Johnson City, TN, with a population of 204,000 as of June 2019; Kingsport-Bristol-Bristol, TN-VA, with a population of 307,000 as of June 2019; Knoxville, TN, with a population of 869,000 as of June 2019; Morristown, TN, with a population of 143,000 as of June 2019; Roanoke, VA, with a population of 313,000 as of June 2019; and Raleigh, NC, with a population of 1.4 million as of June 2019 according to the United States Census Bureau. The information above is the latest available data from the U.S. Census Bureau.
Unemployment data remains one of the most informative indicators of our local economies and has been dramatically affected by COVID-19. Based on information from the U.S. Bureau of Labor Statistics, we have set forth below information regarding the unemployment rates nationally and in our market areas.

	June 30,
Location	2021	2020
U.S. National	6.1%	11.2%
North Carolina	4.6%	8.8%
Asheville	4.4%	10.4%
Charlotte/Concord/Gastonia	4.7%	9.1%
Raleigh	4.2%	8.1%
South Carolina	4.5%	7.7%
Greenville	4.1%	7.4%
Tennessee	4.9%	9.3%
Morristown	5.4%	9.2%
Johnson City	5.4%	8.7%
Kingsport-Bristol	5.4%	9.0%
Knoxville	4.8%	7.9%
Virginia	4.3%	8.8%
Roanoke	4.3%	8.4%
See Item 1A, “Risk Factors" for additional details on the Company's risk factors related to COVID-19.
We have built a strong foundation in the communities we serve and take pride in the role we play. The directors and market presidents of each region work with their management team and employees to support local nonprofit and community organizations. Each location helps provide critical services to meet the financial needs of its customers and improve the quality of life for individuals and businesses in its community. Initiatives supporting our communities include affordable housing, education and financial education, and the arts. We support these initiatives through both financial and people resources in all of our communities. Collectively, our Bank employees volunteer thousands of hours annually in their local communities, such as helping to build homes and teaching grade school youth how to begin establishing healthy money savings habits. Our Bank employees are making a positive difference in the lives of others every day.
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

We attract our deposits through our branch office network. Competition for deposits is principally from other commercial banks, savings institutions, and credit unions located in the same communities, as well as mutual funds and other alternative investments. We believe that we compete for deposits by offering superior service and a variety of deposit accounts at competitive rates. We also have a highly competitive suite of cash management services, online/mobile banking, and internal support expertise specific to the needs of small to mid-sized commercial business customers. Based on the most recent branch deposit data, HomeTrust Bank's deposit market share was:

Location	Rank(1)	Deposit Market Share(1)
North Carolina	18th	0.34%
Asheville	6th	9.75%
Charlotte/Gastonia	16th	0.03%
Raleigh	20th	0.22%
South Carolina	61st	0.08%
Greenville	15th	0.82%
Tennessee	43rd	0.32%
Morristown	2nd	20.35%
Johnson City	4th	8.67%
Kingsport-Bristol	6th	5.19%
Knoxville	13th	0.59%
Virginia	61st	0.10%
Roanoke	7th	3.27%
Bristol	5th	3.63%
___________________________________________________________________
(1)    Source: FDIC data as of June 30, 2020
Overall, we distinguish ourselves from larger, national banks operating in our market areas by providing local decision-making and competitive customer-driven products with excellent service, responsiveness, and execution. In addition, our larger capital base and product mix enable us to compete effectively against certain smaller banks. Our bankers believe that strong relationships lead to great things and strive everyday to ensure our customers are "Ready For What's Next" in their financial future.
In addition, the way we create differentiation from our competition to fuel organic growth is by focusing on “HOW” we deliver our products and services. Many of our employees have been a part of HomeTrust Bank for decades, while a significant number of employees have more recently brought their industry knowledge and expertise to us through internal growth and acquisitions, reflecting their desire to be a part of a high performing team that works well together to make a difference for customers. We strive to create organizational clarity by adhering to our core values of caring and teamwork while continuing to reach for our aspirational values of customer satisfaction, accountability, continuous improvement, and humility. This “culture model” includes four key principles:
•making a difference for customers every day is both fun and personally rewarding;
•success is built on relationships;
•we must continually add value to relationships with our customers and with each other; and
•we need to grow ourselves and our ability to make a difference.
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

Lending Activities
The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees/costs and the ACL) at the dates indicated.

	June 30,
(Dollars in thousands)	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans:
Commercial real estate	$1,142,276	41.79%	$1,052,906	38.03%	$927,261	34.28%	$857,315	33.93%	$730,408	31.04%
Construction and development	179,427	6.56	215,934	7.80	210,916	7.80	192,102	7.60	197,966	8.42
Commercial and industrial	141,341	5.17	154,825	5.59	160,471	5.93	135,336	5.36	120,387	5.12
Equipment finance (1)	317,920	11.63	229,239	8.28	132,058	4.88	13,487	0.54	—	—
Municipal leases	140,421	5.14	127,987	4.62	112,016	4.14	109,172	4.32	101,175	4.30
PPP loans	46,650	1.71	80,697	2.91	—	—	—	—	—	—
Total commercial loans	1,968,035	72.00	1,861,588	67.23	1,542,722	57.03	1,307,412	51.75	1,149,936	48.88
Retail consumer loans:
One-to-four family	406,549	14.87%	473,693	17.11%	660,591	24.42%	664,289	26.29%	684,089	29.08%
HELOCs - originated	130,225	4.76	137,447	4.96	139,435	5.16	137,564	5.44	157,068	6.68
HELOCs - purchased	38,976	1.43	71,781	2.59	116,972	4.32	166,276	6.58	162,407	6.90
Construction and land/lots	66,027	2.42	81,859	2.96	80,602	2.98	65,601	2.60	50,136	2.13
Indirect auto finance	115,093	4.21	132,303	4.78	153,448	5.67	173,095	6.85	140,879	5.99
Consumer	8,362	0.31	10,259	0.37	11,416	0.42	12,379	0.49	7,900	0.34
Total retail consumer loans	765,232	28.00	907,342	32.77	1,162,464	42.97	1,219,204	48.25	1,202,479	51.12
Total loans	2,733,267	100.00%	2,768,930	100.00%	2,705,186	100.00%	2,526,616	100.00%	2,352,415	100.00%
Less:
Deferred costs (fees), net (2)	—		189		4		(764)		(945)
Allowance for credit losses	(35,468)		(28,072)		(21,429)		(21,060)		(21,151)
Net loans	$2,697,799		$2,741,047		$2,683,761		$2,504,792		$2,330,319
_____________________________________________
(1)    Equipment finance line of business began operations in May 2018.
(2)    In accordance with the adoption of ASU No. 2016-13, "Financial Instruments-Credit Losses ("Topic 326"): Measurement of Credit Losses on Financial Instruments", the loan portfolio is shown at the amortized cost basis as of June 30, 2021, to include net deferred cost of $117,000 and unamortized discount total related to loans acquired of $3,123.

The following table shows the fixed- and variable-rate composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees/costs and the ACL) at the dates indicated.

	June 30,
(Dollars in thousands)	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:
Commercial loans:
Commercial real estate	$556,647	20.4%	$526,680	19.0%	$491,683	18.2%
Construction and development	49,431	1.8	33,994	1.2	34,837	1.3
Commercial and industrial	63,938	2.3	73,610	2.7	81,238	3.0
Equipment finance	317,920	11.6	229,239	8.3	132,058	4.9
Municipal leases	140,421	5.1	127,406	4.6	112,016	4.1
PPP loans	46,650	1.7	80,697	2.9	—	—
Retail consumer loans:
One-to-four family	181,690	6.6	193,001	7.0	293,537	10.8
HELOCs - originated	608	—	1,004	—	446	—
Construction and land/lots	63,391	2.3	77,973	2.8	74,989	2.8
Indirect auto finance	115,093	4.2	132,303	4.8	153,448	5.7
Consumer	3,826	0.1	4,323	0.2	12,583	0.5
Total fixed-rate loans	1,539,615	56.3	1,480,230	53.5	1,386,835	51.3
Adjustable-rate loans:
Commercial loans:
Commercial real estate	585,629	21.4	526,226	19.0	435,578	16.1
Construction and development	129,996	4.8	181,940	6.6	176,079	6.5
Commercial and industrial	77,403	2.8	81,215	2.9	79,233	2.9
Municipal leases	—	—	581	—	—	—
Retail consumer loans:
One-to-four family	224,859	8.2	280,692	10.2	367,054	13.6
HELOCs - originated	129,617	4.7	136,443	4.9	130,649	4.8
HELOCs - purchased	38,976	1.4	71,781	2.6	116,972	4.3
Construction and land/lots	2,636	0.1	3,886	0.1	5,613	0.2
Consumer	4,536	0.2	5,936	0.2	7,173	0.3
Total adjustable-rate loans	1,193,652	43.7	1,288,700	46.5	1,318,351	48.7
Total loans	2,733,267	100.0%	2,768,930	100.0%	2,705,186	100.0%
Less:
Deferred costs, net	—		189		4
Allowance for credit losses	(35,468)		(28,072)		(21,429)
Net loans	$2,697,799		$2,741,047		$2,683,761
For further discussion, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report.

Loan Maturity.  The following tables set forth certain information at June 30, 2021 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but do not include scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for credit losses.

	Commercial Loans
(Dollars in thousands)	Year Ended June 30,
	2022	2023	2024	2025 to 2026	2027 to 2028	2029 to 2033	2034 and following	Total
Commercial real estate
Amount	$103,373	116,744	134,502	380,880	125,386	216,270	65,121	$1,142,276
Weighted Average Rate	3.48%	3.52	3.60	3.46	3.01	2.69	3.55	3.30%
Construction and development
Amount	$66,053	32,462	18,280	34,835	21,100	5,206	1,491	$179,427
Weighted Average Rate	3.78%	3.76	3.83	3.76	3.45	3.11	3.51	3.72%
Commercial and industrial
Amount	$34,859	17,729	11,724	31,300	14,294	30,471	964	$141,341
Weighted Average Rate	3.31%	3.70	4.40	4.00	4.26	5.53	4.84	4.19%
Equipment finance
Amount	$1,993	14,057	55,993	183,472	61,982	423	—	$317,920
Weighted Average Rate	5.53%	5.58	5.36	4.98	4.84	5.88	—	5.06%
Municipal leases(1)
Amount	$12,478	12,416	5,655	13,779	10,701	36,845	48,547	$140,421
Weighted Average Rate	1.86%	1.62	2.82	2.82	3.58	3.78	3.50	3.18%
PPP loans
Amount	$—	46,650	—	—	—	—	—	$46,650
Weighted Average Rate	—%	1.00	—	—	—	—	—	1.00%

	Retail Consumer
(Dollars in thousands)	Year Ended June 30,
	2022	2023	2024	2025 to 2026	2027 to 2028	2029 to 2033	2034 and following	Total
One-to-four family
Amount	$11,600	8,368	10,995	33,698	23,018	40,251	278,619	406,549
Weighted Average Rate	4.20%	4.19	4.73	4.07	3.92	4.08	3.81	3.91%
Home equity - originated
Amount	$3,809	6,116	5,244	5,268	2,487	6,271	101,030	130,225
Weighted Average Rate	4.98%	3.81	3.67	4.31	4.33	4.08	4.06	4.07%
Home equity - purchased
Amount	$—	—	—	—	—	—	38,976	38,976
Weighted Average Rate	—%	—	—	—	—	—	5.10	5.10%
Construction and land/lots
Amount	$27	81	130	925	1,749	1,254	61,861	66,027
Weighted Average Rate	4.97%	6.94	6.22	5.52	5.75	5.43	3.69	3.81%
Indirect auto finance
Amount	$1,624	7,089	17,140	47,496	41,549	195	—	115,093
Weighted Average Rate	3.25%	3.51	4.09	5.67	5.11	6.25	—	5.29%
Consumer
Amount	$80	306	5,400	1,865	322	40	349	8,362
Weighted Average Rate	4.74%	4.89	4.30	6.02	5.04	2.80	16.62	5.24%

	Total
(Dollars in thousands)	Amount	Weighted Average Rate
Year Ended June 30,
2022	$235,896	3.86%
2023	262,018	2.94
2024	265,063	4.12
2025 to 2026	733,518	4.37
2027 to 2028	302,588	4.18
2029 to 2033	337,226	3.51
2034 and following	596,958	3.98
Total	$2,733,267	3.93%
_________________________________________________________
(1)    The weighted average rate of municipal loans is adjusted for a 24% combined federal and state tax rate since the interest income from these leases is tax exempt.
The total amount of loans due after June 30, 2021, which have predetermined interest rates is $1.5 billion, while the total amount of loans which have adjustable interest rates is $1.2 billion.
Lending Authority. Loan credit authority is granted to various officers of the Bank and approved at least annually by the Credit Risk Committee, which is made up of the Chief Operating Officer, Chief Credit Officer, Chief Risk Officer, and the Commercial Banking Group Executive. The Senior and Executive Loan Committee approval levels must be approved by the Board of Directors.

Commercial loan relationships in excess of $7.5 million in total credit exposure must be approved by our Senior Loan Committee, which is comprised of the Chief Credit Officer (Senior Credit Officer may substitute) and the Commercial Banking Group Executive (Chief Operating Officer may substitute). Any loan submitted for Senior Loan Committee approval should have the prior approval of the Relationship Manager, the Market President (Commercial Banking Group Executive may substitute) and their assigned Senior Credit Officer. Loans in excess of $15.0 million in total credit exposure must be approved by the Executive Loan Committee comprised of the Chief Executive Officer, Chief Operating Officer, Commercial Banking Group Executive, Chief Credit Officer, and a Senior Credit Officer not involved with the credit. A quorum consists of at least three members, one of whom must be either the Chief Credit Officer or the Senior Credit Officer. A 70% vote is required for approval. Total credit exposure in a single loan or group of loans to related borrowers exceeding 60% of the Bank’s legal lending limit must be approved by the Bank's board of directors.

At June 30, 2021, the maximum amount under federal regulation that we could lend to any one borrower and the borrower’s related entities was approximately $57.1 million. Our five largest lending relationships are with commercial borrowers and totaled $126.7 million in the aggregate, or 4.7% of our $2.7 billion loan and lease portfolio at June 30, 2021.

The largest lending relationship at June 30, 2021 consisted of six loans totaling approximately $32.1 million to five borrowers based in Florida. The largest loan in this relationship had an outstanding balance of $12.0 million as of June 30, 2021 and was secured by a hotel property located in Greensboro, NC. The remaining relationship exposure consisted of four loans secured by various hotel properties and the associated furniture, fixtures, and equipment. The properties are located in Athens, TN, Fayetteville, NC, and Wake Forest, NC. As a result of the COVID-19 pandemic all six of these loans were under modified repayment terms as of June 30, 2021. The modified repayment terms included a two to three month payment deferral, which has passed, along with a change to monthly interest-only payments through October 2021. As of June 30, 2021, all six of these loans were performing in accordance with the modified repayment terms.

The second largest lending relationship at June 30, 2021 was approximately $27.9 million consisting of 11 loans to 11 borrowers secured by various non-owner-occupied commercial real estate properties. The largest loan in the relationship had an outstanding balance of approximately $4.5 million as of June 30, 2021 and was secured by a non-owner-occupied warehouse located in Dublin, VA. The remaining ten loans are secured by non-owner-occupied healthcare offices, a warehouse, multi-occupant office property, stand-alone retail properties, and retail shopping centers. The properties are located in Sarasota, FL, Clarksville, TN, Greenbelt, MD, Fort Lauderdale, FL, Johnson City, TN, Rome, GA, Columbia, TN, Hamilton County, TN, and Fayetteville, NC. As of June 30, 2021, all 11 of these loans were performing in accordance with their original repayment terms.

The third largest lending relationship at June 30, 2021 was $24.7 million consisting of 11 loans to four borrowers in North Carolina. The largest loan in the relationship at June 30, 2021 had an outstanding balance of $7.0 million and was secured by a non-owner-occupied office building located in Raleigh, NC. The remaining exposure consisted of loans secured by owner occupied and non-owner-occupied office properties, commercial land, two-to-four family residential property, and one-to-four family residential property. All collateral is located in Raleigh, NC. As of June 30, 2021, these eleven loans were performing in accordance with their original repayment terms.

The fourth largest lending relationship at June 30, 2021 was $21.5 million consisting of three loans to three borrowers in Tennessee. The largest loan in the relationship at June 30, 2021 had an outstanding balance of approximately $12.7 million and was secured by a recently constructed assisted living property in Knox County, TN. As a result of the COVID-19 pandemic, loan payments were modified to interest-

only payments through November 2021. As of June 30, 2021, the loan was performing according to the modified repayment terms. The remaining relationship exposure was secured by an assisted living facility and a self-storage property in Knox County, TN. As of June 30, 2021, these two loans were performing in accordance with their original repayment terms.

The fifth largest lending relationship at June 30, 2021 was approximately $21.4 million consisting of 15 loans to four North Carolina borrowers. The largest loan in the relationship at June 30, 2021 had an outstanding balance of $6.1 million and was secured by an owner-occupied office located in Asheville, NC. The remaining 14 loans were secured by various owner occupied and non-owner-occupied properties, as well as furniture, fixtures, and equipment. The collateral securing these loans includes office properties, automotive properties, deposit accounts, restaurants, multifamily properties, one-to-four family residential properties, as well as retail gas stations and convenience stores. All properties are located in the Asheville, NC metropolitan area. As of June 30, 2021, these loans were performing in accordance with their original repayment terms.

Commercial Loans
Commercial Real Estate Lending.  We originate commercial real estate loans, including loans secured by office buildings, retail/wholesale facilities, hotels, industrial facilities, medical and professional buildings, churches, and multifamily residential properties located primarily in our market areas. As of June 30, 2021, $1.1 billion or 41.8% of our total loan portfolio was secured by commercial real estate property, including multifamily loans totaling $90.6 million, or 3.3% of our total loan portfolio. Of the remaining amount, $322.3 million was identified as owner occupied commercial real estate, and $729.4 million was secured by income producing, or non-owner-occupied commercial real estate. Commercial real estate loans generally are priced at a higher rate of interest than one-to-four family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one-to-four family residential loans. Often payments on loans secured by commercial or multi-family properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.
The average outstanding loan size in our commercial real estate portfolio was $881,000 as of June 30, 2021. The Bank’s commercial focus is on developing and fostering strong banking relationships with small to mid-size clients within our market area. At June 30, 2021, the largest commercial real estate loan in our portfolio was for $16.2 million secured by a stand alone retail property located in Charlotte, NC. Our largest multifamily loan as of June 30, 2021 was a 60 unit apartment complex in Sanford, NC with an outstanding balance of $5.3 million. Both of these loans were performing according to their original repayment terms as of June 30, 2021.
We offer both fixed- and adjustable-rate commercial real estate loans. Our commercial real estate mortgage loans generally include a balloon maturity of five years or less. Amortization terms are generally limited to 20 years. Adjustable rate-based loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, or the one-month LIBOR, plus or minus an interest rate margin and rates generally adjust daily. The maximum loan-to-value ratio for commercial real estate loans is generally up to 80% on purchases and refinances. We require appraisals of all non-owner-occupied commercial real estate securing loans in excess of $250,000, and all owner-occupied commercial real estate securing loans in excess of $500,000, performed by independent appraisers. For loans less than these amounts, we may use the tax assessed value, broker price opinions, and/or a property inspection in lieu of an appraisal.
If we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer because there are fewer potential purchasers of the collateral. Further, our commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our retail loan portfolios.
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
Our expansion into larger metro markets combined with the hiring of experienced commercial real estate relationship managers, credit officers, and the development of a construction risk management group to better manage construction risk, has led to a significant increase in and focused effort to grow the construction and development portfolio. At June 30, 2021, our construction and development loans totaled $179.4 million, or 6.6% of our total loan portfolio. At June 30, 2021, $101.4 million, or 56.5% of our construction and development loans, required interest-only payments. A minimal amount of these construction loans provide for interest payments to be paid out of an interest reserve, which is established in connection with the origination of the loan pursuant to which we will fund the borrower's monthly interest payments and add the payments to the outstanding principal balance of the loan. Unfunded commitments at June 30, 2021 totaled $201.9 million compared to $85.0 million at June 30, 2020. Land acquisition and development loans are included in the construction and development loan portfolio, and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchase and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sale to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans.

Land acquisition and development loans are generally secured by property in our primary market areas. In addition, these loans are secured by a first lien on the property, are generally limited to up to 65% of the lower of the acquisition price or the appraised value of the land and generally have a maximum amortization term of ten years with a balloon maturity of up to three years. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste. At June 30, 2021, our land acquisition and development loans in our commercial construction and development portfolio totaled $57.9 million. The largest land acquisition and development loan had an outstanding balance at June 30, 2021 of $4.5 million and was performing according to its original repayment terms. The subject loan is secured by a proposed 63 lot residential development in Smyrna, Tennessee. At June 30, 2021, six other land acquisition and development loans totaling $482,000 were classified as nonaccruing.
Part of our land acquisition and development portfolio consists of speculative construction loans for homes. These homes typically have an average price ranging from $250,000 to $500,000. Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either us or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to fund the debt service on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant period of time after the completion of construction, until a home buyer is identified. Loans to finance the construction of speculative single-family homes and subdivisions are generally offered to experienced builders with proven track records of performance, are qualified using the same standards as other commercial loan credits and require cash reserves to carry projects through construction completions and sale of the project. These loans require payment of interest-only during the construction phase. At June 30, 2021, loans for the speculative construction of single family properties totaled $51.2 million compared to $47.7 million at June 30, 2020. At June 30, 2021, we had four borrowers each with an aggregate outstanding loan balance over $1.0 million which together comprise 9.9% of the total balance for the speculative construction of single family properties and secured by properties located in our market areas. At June 30, 2021, no speculative construction loans were classified as nonaccruing. Unfunded commitments were $70.1 million at June 30, 2021 and $32.0 million at June 30, 2020.
Commercial construction and construction-to-permanent loans are offered on an adjustable interest rate or fixed interest rate basis. Adjustable interest rate loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, plus or minus an interest rate margin. The initial construction period is generally limited to 12 to 24 months from the date of origination, and amortization terms are generally limited to 20 years; however, amortization terms of up to 25 years may be available for certain property types based on elevated underwriting and qualification criteria. Construction-to-permanent loans generally include a balloon maturity of five years or less; however, balloon maturities of greater than five years are allowed on a limited basis depending on factors such as property type, amortization term, lease terms, pricing, or the availability of credit enhancements. Construction loan proceeds are disbursed commensurate with the percentage of completion of work in place, as documented by periodic internal or third-party inspections. The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised post-construction value. At June 30, 2021, we had $70.3 million of non-residential construction loans included in our commercial construction and development loan portfolio.
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
Commercial and industrial loans typically have shorter maturity terms and higher interest rates than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market areas. At June 30, 2021, commercial and industrial loans totaled $141.3 million, which represented 5.2% of our total loan portfolio. Our commercial and industrial lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.
We originate commercial business loans made under the SBA 7(a) and USDA B&I programs to small businesses located throughout the Southeast. We originate these loans and utilize a third party service provider that assists with processing and closing services based on the Bank’s underwriting and credit approval criteria. Loans made by the Bank under the SBA 7(a) and USDA B&I programs generally are made to small businesses to provide working capital needs, to refinance existing debt or to provide funding for the purchase of businesses, real estate, machinery, and equipment. These loans generally are secured by a combination of assets that may include receivables, inventory, furniture, fixtures, equipment, business real property, commercial real estate and sometimes additional collateral such as an assignment of life insurance and a lien on personal real estate owned by the guarantor(s). The terms of these loans vary by use of funds. The loans are primarily underwritten on the basis of the borrower’s ability to service the loan from qualifying business income. Under the SBA 7(a) and USDA B&I loan program the loans carry a government guaranty up to 90% of the loan in some cases. Typical maturities for this type of loan vary up to twenty-five years and can be thirty years in some circumstances. SBA 7(a) and USDA B&I loans will normally be adjustable rate loans based upon The Wall Street Journal prime lending rate. Under the loan programs, we will typically sell in the secondary market the guaranteed portion of these loans to generate noninterest income and retain the related unguaranteed portion of these loans; loan servicing is handled by a third party loan sub-service provider for a fee paid for by the purchaser of the guaranteed loan portion. We generally offer SBA 7(a) loans up to $5.0 million and USDA B&I loans up to $10.0 million. During the year ended June 30, 2021, we originated $81.4 million and sold participating interests of $66.1 million in SBA 7(a) and USDA B&I loans. Beginning in July 2021, we moved the processing, closing, and servicing of these loans in-house from the third party service provider to generate additional servicing fees and gain on sale income as this portfolio continues to grow.
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
Equipment Finance. Our Equipment Finance line of business offers companies that are purchasing equipment for their business various products to help manage tax and accounting issues, while offering flexible and customizable repayment terms. These products are primarily made up of commercial finance agreements and commercial loans for transportation, construction, and manufacturing equipment. The loans have terms ranging from 24 to 84 months, with an average of five years and are secured by the financed equipment. Typical transaction sizes range from $25,000 to $1.0 million, with an average size of approximately $120,000. At June 30, 2021, equipment finance loans totaled $317.9 million, which represented 11.6% of our total loan portfolio.
Municipal Leases.  We offer ground and equipment lease financing to fire departments located primarily throughout North Carolina, South Carolina and, to a lesser extent, Virginia. Municipal leases are secured primarily by a ground lease in our name with a sublease to the borrower for a fire station or an equipment lease for fire trucks and firefighting equipment. We originate and underwrite all loans prior to funding. These leases are at a fixed rate of interest and may have a term to maturity of up to 20 years.
At June 30, 2021, municipal leases totaled $140.4 million, which represented 5.1% of our total loan portfolio. At that date, $38.9 million, or 27.7% of our municipal leases were secured by fire trucks, $48.7 million, or 34.7%, were secured by fire stations, $35.9 million or 25.6%, were secured by both, with the remaining $16.9 million or 12.0% secured by miscellaneous firefighting equipment and land. At June 30, 2021, the average outstanding municipal lease size was $438,000.
Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for such purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2021, $33.6 million of our municipal leases contained a non-appropriation clause.
Retail Consumer Loans
One-to-Four Family Real Estate Lending. We originate loans secured by first mortgages on one-to-four family residences typically for the purchase or refinance of owner-occupied primary or secondary residences located primarily in our market areas. We generally originate one-to-four family residential mortgage loans through referrals from real estate agents, builders, and from existing customers. Walk-in customers are also important sources of loan originations. At June 30, 2021, $406.5 million, or 14.9%, of our loan portfolio consisted of loans secured by one-to-four family residences.
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
The majority of our one-to-four family residential loans are originated with fixed rates and have terms of ten to 30 years. At June 30, 2021 our one-to-four family residential loan portfolio included $181.7 million in fixed rate loans. We generally originate fixed rate mortgage loans with terms greater than 10 years for sale to various secondary market investors on a servicing released basis. We also originate adjustable-rate mortgage, or ARM, loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin. Most of our ARM loans are hybrid loans, which after an initial fixed rate period of one, five, seven, or ten years will convert to an annual adjustable interest rate for the remaining term of the loan. Our ARM loans have terms up to 30 years. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our asset/liability management objectives. Our ARM loans generally have a floor interest rate set at the initial interest rate, and a cap of two percentage points on rate adjustments during any one year and six percentage points over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.
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
Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average size of our one-to-four family residential loans was $138,944 at June 30, 2021.
A majority of our portfolio loans are “non-conforming” because they are adjustable rate mortgages which contain interest rate floors or do not satisfy credit or other requirements due to personal and financial reasons (i.e. divorce, bankruptcy, length of time employed, etc.), conforming loan limits (i.e. jumbo mortgages), and other requirements, imposed by secondary market purchasers. Some of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy a need in our local market areas. As a result, subject to market conditions, we intend to continue to originate these types of loans.
Property appraisals on real estate securing our one-to-four family loans in excess of $250,000 that are not originated for sale are made by a state-licensed or state-certified independent appraiser approved by the board of directors. Appraisals are performed in accordance with applicable regulations and policies. For loans that are less than $250,000, we may use the tax assessed value, broker price opinions, and/or a property inspection in lieu of an appraisal. We generally require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to-four family loans. We do not originate permanent one-to-four family mortgage loans with a negatively amortizing payment schedule, and currently do not offer interest-only mortgage loans. We have not typically originated stated income or low or no documentation one-to-four family loans. At June 30, 2021, $5.4 million of our one-to-four family loans were interest-only all of which served as collateral for commercial purpose loans. In connection with the rules issued by the CFPB, which includes a definition for “qualified mortgage” loans based on the borrower’s ability to repay the loan, we believe that substantially all of the mortgage loans approved by us meet this standard.
At June 30, 2021, $92.6 million of our one-to-four family loan portfolio consisted of loans secured by non-owner-occupied residential properties. Loans secured by residential rental properties represent a unique credit risk to us and, as a result, we adhere to specific underwriting guidelines for such loans. Additionally, we have established specific loan portfolio concentration limits for loans secured by residential rental property to prevent excessive credit risk that could result from an elevated concentration of these loans. A primary risk factor in non-owner-occupied residential real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the successful operation and management of the properties, as well as the ability of tenants to pay rent. As a result, repayment of such loans may be subject to adverse economic conditions and unemployment trends, and may be sensitive to changes in the supply and demand for such properties. We consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases. We periodically monitor the performance and cash flow sufficiency of certain residential rental property borrowers based on a number of factors such as loan performance, loan size, total borrower credit exposure, and risk grade.
Home Equity Lines of Credit.  Our originated HELOCs consist primarily of adjustable-rate lines of credit. At June 30, 2021, HELOCs-originated totaled $130.2 million or 4.8% of our loan portfolio. The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, typically up to 85% of the value of the property securing the loan (less any prior mortgage loans) with an adjustable-rate of interest based on The Wall Street Journal prime rate plus a margin. Currently, our home equity line of credit floor interest rate is dependent on the overall loan to value, and has a cap of 16% above the floor rate over the life of the loan. Originated HELOCs generally have up to a ten-year draw period and amounts may be reborrowed after payment at any time during the draw period. Once the draw period has lapsed, the payment is amortized over a 15-year period based on the loan balance at that time. At June 30, 2021, unfunded commitments on these lines of credit totaled $279.2 million.
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
We no longer purchase HELOCs originated by other financial institutions. At June 30, 2021, HELOCs-purchased totaled $39.0 million, or 1.4% of our loan portfolio. Unfunded commitments on these lines of credit were $27.4 million at June 30, 2021. The credit risk characteristics are different for these loans since they were not originated by the Company and the collateral is located outside the Company’s market area, primarily in several western states. Loan charge-offs in this portfolio since December 2014 totaled $48,000.
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
At June 30, 2021, our construction and land/lot loan portfolio was $66.0 million compared to $81.9 million at June 30, 2020. At June 30, 2021, unfunded loan commitments totaled $75.7 million, compared to $32.0 million at June 30, 2020. Construction-to-permanent loans are made for the construction of a one-to-four family property which is intended to be occupied by the borrower as either a primary or secondary residence. Construction-to-permanent loans are originated to the homeowner rather than the homebuilder and are structured to be converted to a first lien fixed- or adjustable-rate permanent loan at the completion of the construction phase. We do not originate construction phase only or junior lien construction-to-permanent loans. The permanent loan is generally underwritten to the same standards as our one-to-four family residential loans and may be held by us for portfolio investment or sold in the secondary market. At June 30, 2021, our construction-to-permanent loans totaled $61.7 million, or 2.3% of our loan portfolio and the average loan size was $181,000. During the construction phase, which typically lasts for six to 12 months, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed based on a percentage of completion. Construction-to-permanent loans require payment of interest only during the construction phase. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. Construction loans may be originated up to 95% of the cost or of the appraised value upon completion, whichever is less; however, we generally do not originate construction loans which exceed the lower of 80% loan to cost or appraised value without securing adequate private mortgage insurance or other form of credit enhancement such as the Federal Housing Administration or other governmental guarantee. We also require general liability, builder’s risk hazard insurance, title insurance, and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) on all construction loans. At June 30, 2021, the largest construction-to-permanent loan had an outstanding balance of $974,000 and was performing according to the original repayment terms.
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
Land/lot loans are typically originated in an amount up to 70% of the lower of the purchase price or appraisal, are secured by a first lien on the property, for up to a 20-year term, require payments of interest only and are structured with an adjustable rate of interest on terms similar to our one-to-four family residential mortgage loans. At June 30, 2021, our land/lot loans totaled $4.3 million and the average land/lot loan size was $35,000. At June 30, 2021, the largest land/lot loan had an outstanding balance of $215,000.
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
Indirect Auto Finance. As of June 30, 2021, our indirect auto finance installment contracts totaled $115.1 million, or 4.2% of our total loan portfolio. As an indirect lender, we market to automobile dealerships, both manufacturer franchised dealerships and independent dealerships, who utilize our origination platform to provide automotive financing through installment contracts on new and used vehicles. As of June 30, 2021, we worked with 68 auto dealerships located in western North Carolina and upstate South Carolina. Working with strong dealerships within our market area provides us with the opportunity to actively deepen customer relationships through cross-selling opportunities, as 90.7% of our indirect auto finance loans are originated to noncustomers.
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
Our indirect auto portfolio at June 30, 2021, consisted of 8,348 installment loan contracts with an average FICO credit score of 752, and an average loan to value ratio of 93.7% based on wholesale dealer invoice on new cars and the NADA Official Used Car Guide for used cars. Approximately 31% were contracts on new vehicles and 69% were contracts on used vehicles. The average loan term at origination was 67 months which is comparable to national auto industry data.
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
Consumer Lending.  Our consumer loans consist of loans secured by deposit accounts or personal property such as automobiles, boats, and motorcycles, as well as unsecured consumer debt. At June 30, 2021, our consumer loans totaled $8.4 million, or 0.3% of our loan portfolio. We originate our consumer loans primarily in our market areas.
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
Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market area. Demand is affected by competition and the interest rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of loans may be substantially reduced or restricted, with a resultant decrease in interest income. Currently, we do not generally purchase loans or loan participations. We actively sell the majority of our long-term fixed-rate residential first mortgage loans to the secondary market at the time of origination and retain our adjustable-rate residential mortgages and certain fixed-rate mortgages with terms to maturity less than or equal to 10 years and other consumer and commercial loans. In addition, we sell the guaranteed portion of SBA 7(a) and USDA B&I loans. During the years ended June 30, 2021 and 2020, we sold $742.9 million and $458.9 million, respectively, of predominantly one-to-four family loans and SBA 7(a) loans to the secondary market. We generally release the servicing of one-to-four family loans we sell into the secondary market, and retain the servicing on SBA 7(a) loans sold. Loans are generally sold on a non-recourse basis.
Beginning in fiscal year 2019, we started originating HELOCs through a third party which are then pooled and sold to other investors. During the years ended June 30, 2021 and 2020, we originated $132.3 million and $105.5 million, respectively, of these HELOCs and sold $110.8 million during the year ended June 30, 2021. There were $62.0 million of these HELOCS sold during the year ended June 30, 2020.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

(Dollars in thousands)	Year Ended June 30,
	2021	2020	2019
Originations:(1)
Commercial loans:
Commercial real estate	$264,027	$230,456	$186,907
Construction and development	348,599	172,618	173,904
Commercial and industrial	124,127	80,928	78,089
Equipment finance	179,023	164,018	147,225
Municipal leases	33,026	27,458	22,748
PPP loans	43,138	80,732	—
Retail consumer:
One-to-four family	481,246	279,469	182,483
HELOCs - originated	251,392	193,520	70,532
Construction and land/lots	134,611	99,767	106,933
Indirect auto finance	50,407	50,380	55,610
Consumer	103	1,432	9,096
Total loans originated	$1,909,699	$1,380,778	$1,033,527
Purchases:
Commercial loans:
Commercial real estate	$380	$702	$1,005
Total loans purchased or acquired	$380	$702	$1,005
Sales and repayments:
Commercial loans:
Commercial real estate	$9,300	$15,824	$28,759
Commercial and industrial	56,754	22,256	18,124
Retail consumer:
One-to-four family	565,967	358,852	121,158
HELOCs - originated	110,834	61,959	—
Total sales	742,855	458,891	168,041
Principal repayments	1,186,714	799,658	674,851
Total reductions	1,929,569	1,258,549	842,892
Net increase (decrease)	$(19,490)	$122,931	$191,640
_____________________________
(1)    Originations include one-to-four family loans, HELOCs, SBA 7(a) loans, and USDA B&I loans originated for sale of $657.7 million, $399.1 million, and $190.9 million for the years ended June 30, 2021, 2020, and 2019, respectively.
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

The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 2021.

	Loans Delinquent For:
							Total Loans Delinquent
	30-89 Days			90 Days and Over			30 Days or More
(Dollars in thousands)	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
Commercial loans:
Commercial real estate	2	$396	0.03%	4	$1,680	0.15%	6	$2,076	0.18%
Construction and development	—	—	—	1	37	0.02	1	37	0.02
Commercial and industrial	7	634	0.45	5	19	0.01	12	653	0.46
Equipment finance	—	—	—	4	347	0.11	4	347	0.11
Retail consumer loans:
One-to-four family	16	1,112	0.27	17	1,124	0.28	33	2,236	0.55
HELOCs - originated	5	290	0.22	6	186	0.14	11	476	0.36
HELOCs - purchased	3	198	0.51	1	79	0.20	4	277	0.71
Construction and land/lots	1	6	0.01	1	35	0.05	2	41	0.06
Indirect auto finance	16	299	0.26	16	259	0.22	32	558	0.48
Consumer	12	378	4.52	12	36	0.43	24	414	4.95
Total	62	$3,313	0.12%	67	$3,802	0.14%	129	$7,115	0.26%
Nonperforming Assets.  Nonperforming assets were $12.8 million, or 0.36% of total assets at June 30, 2021, compared to $16.3 million, or 0.44%, at June 30, 2020.
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
Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. TDRs are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal balance, or a longer term to maturity. During the fiscal year ended June 30, 2021, 24 loans for $5.2 million were modified from their original terms and were classified as a TDR. This compares to 15 loans for $1.8 million that were modified in the fiscal year ended June 30, 2020. As of June 30, 2021, the outstanding balance of TDR loans was $16.6 million, comprised of 222 loans as compared to $19.5 million comprised of 250 loans at June 30, 2020.
Once a nonaccruing TDR has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, the TDR is removed from nonaccrual status. At June 30, 2021, $5.5 million of TDRs were classified as nonaccrual as compared to $6.3 million at June 30, 2020. As of June 30, 2021, $11.1 million, or 66.6% of the TDRs have a current payment status as compared to $13.2 million, or 63.6% at June 30, 2020. Performing TDRs decreased $2.1 million, or 15.7%, from June 30, 2020 to June 30, 2021. See "Recent Developments: COVID-19, the CARES Act, and Our Response" under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details on the Company's loan modifications related to COVID-19.

The table below sets forth the amounts and categories of nonperforming assets.

(Dollars in thousands)	June 30,
	2021	2020	2019	2018	2017
Nonaccruing loans:
Commercial loans:
Commercial real estate	$7,015	$8,869	$3,559	$2,863	$2,756
Construction and development	482	465	1,357	2,045	1,766
Commercial and industrial	49	259	307	114	827
Equipment finance	630	801	384	—	—
Municipal leases	—	—	—	—	106
Retail consumer loans:
One-to-four family	2,625	3,582	3,223	4,308	6,453
HELOCs - originated	476	531	348	656	1,291
HELOCs - purchased	453	662	666	187	192
Construction and land/lots	22	37	6	165	245
Indirect auto finance	438	668	463	255	1
Consumer	416	49	45	321	29
Total nonaccruing loans	12,606	15,923	10,358	10,914	13,666
Real estate owned assets:
Commercial loans:
Commercial real estate	—	57	1,237	1,730	2,736
Construction and development	—	77	297	458	1,857
Retail consumer loans:
One-to-four family	45	97	756	801	990
HELOCs - originated	—	—	281	197	45
Construction and land/lots	143	106	358	498	690
Total foreclosed assets	188	337	2,929	3,684	6,318
Total nonperforming assets	$12,794	$16,260	$13,287	$14,598	$19,984
Total nonperforming assets as a percentage of total assets	0.36%	0.44%	0.38%	0.44%	0.62%
Performing TDRs	$11,088	$13,153	$23,116	$21,251	$27,043
For the fiscal years ended June 30, 2021 and 2020, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $619,000 and $643,000, respectively. The amount that was included in interest income on such loans was $597,000 and $602,000, respectively. At June 30, 2021, we had $8.8 million in individually evaluated loans with an allowance for credit losses of $467,000 allocated to these loans at year end. The allowance for credit losses on these loans are estimated based on DCF analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral dependent. See "Adoption of CECL Standard" in "Note 1 - Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion.
Within our nonaccruing loans, as of June 30, 2021, we had two nonaccrual lending relationships with aggregate loan exposure in excess of $1.0 million, or 40.2% of our total nonaccruing loans. Our nonaccruing loan exposures in excess of $1.0 million are as follows:

(Dollars in thousands)

Amount	Percent of Total Nonaccruing Loans	Collateral Securing the Indebtedness	Geographic Location
$3,501	27.8%	1st lien on mixed use multifamily and retail commercial building	Campbell County, VA
1,572	12.5	1st lien on medical office building	Knox County, TN
$5,073	40.3%
We record REO (property acquired through a lending relationship) at fair value less cost to sell on a non-recurring basis. All REO properties are recorded at amounts which are equal to the fair value of the properties based on independent appraisals (reduced by estimated selling costs) upon transfer of the loans to REO. From time to time, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on an observable market price or current appraised value of property. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the years ended June 30, 2021 and

2020, we recognized $0 and $206,000, respectively, of REO impairment charges. At June 30, 2021 and 2020, we had $188,000 and 337,000 of REO.
Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of June 30, 2021, there were 264 accruing classified loans totaling $45.5 million with respect to which known information about the possible credit problems of the borrowers have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories. These loans have been considered in management’s determination of our allowance for credit losses.
Classified Assets.  Loans and other assets, such as debt and equity securities considered to be of lesser quality, are classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
When we classify a problem asset as either substandard or doubtful, based on specific book balance thresholds, we may establish an individual allowance for credit losses in an amount deemed prudent by management when the loan no longer shares similar risk characteristics with its segment. A loan is classified as "loss" when the remaining loan balance has been charged-off in full or 100% reserved with an allowance for credit losses. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by our bank regulators, which may order the establishment of additional individual loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weakness are designated by us as “special mention.”
We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at June 30, 2021, our classified assets (consisting of $26.5 million of loans and $188,000 of REO) totaled $26.7 million, or 0.76%, of our assets, of which $12.6 million was included in nonaccruing loans. The aggregate amounts of our classified assets and special mention loans at the dates indicated (as determined by management), were as follows:

(Dollars in thousands)		June 30,
		2021	2020
Classified assets:
Loss		$321	$19
Doubtful		471	207
Substandard	– performing	14,228	15,311
Substandard	– nonaccruing	11,472	15,256
Total classified loans		26,492	30,793
REO		188	337
Total classified assets		26,680	31,130
Special mention loans		27,569	36,010
Total classified assets and special mention loans		$54,249	$67,140
Allowance for Credit Losses.  The ACL is a valuation account that reflects our estimation of the credit losses that will result from the inability of our borrowers to make required loan payments. The allowance is maintained through provisions for credit losses that are charged to earnings in the period they are established. We charge losses on loans against the ACL when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged off are added back to the allowance. On July 1, 2020, we adopted the new CECL accounting standard with an allowance for credit losses which included the impact of COVID-19 based on current expected credit losses. While leading economic indicators have improved as of June 30, 2021, we continue to maintain qualitative reserves in our allowance for credit losses which includes management's estimate of the impact of COVID-19. See "Comparison of Financial Condition at June 30, 2021 and 2020 - Asset Quality and Allowance for Credit Losses," for additional details on our ACL. See "Adoption of CECL Standard" in "Note 1 - Summary of Significant Accounting Policies," "Note 5 - Loans and Allowance for Credit Losses on Loans," and "Critical Accounting Policies – Allowance for Credit Losses" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of the adoption of CECL.
At June 30, 2021, our nonaccruing loans decreased to $12.6 million as compared to $15.9 million at June 30, 2020. At June 30, 2021, $6.6 million, or 52.6%, of our total nonaccruing loans were current on their loan payments as compared to $2.8 million, or 17.6%, of total nonaccruing loans at June 30, 2020. During fiscal 2021, classified loans decreased $4.3 million, or 14.0% to $26.5 million and delinquent loans (loans delinquent 30 days or more) decreased $9.0 million, or 55.9%, to $7.1 million at June 30, 2021. There were $143,000 in net charge-offs during fiscal year 2021 compared to $1.9 million in net loan charge-offs during the fiscal year 2020. There was a $7.1 million benefit for credit losses during fiscal 2021 compared to an $8.5 million provision in 2020.

At June 30, 2021, our ACL was $35.5 million, or 1.30%, of our total loan portfolio, and 281.38% of total nonaccruing loans. Excluding PPP loans, the ACL was 1.32% of total loans at June 30, 2021. We use a systematic methodology to determine our ACL for loans held for investment and certain off-balance-sheet credit exposures. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The estimate of our ACL involves a high degree of judgment; therefore, our process for determining expected credit losses may result in a range of expected credit losses. Our ACL recorded in the balance sheet reflects management’s best estimate within the range of expected credit losses. We recognize in net income the amount needed to adjust the ACL for our current estimate of expected credit losses. Our ACL is calculated using collectively evaluated and individually evaluated loans.
Future additions to the allowance for credit losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, the Federal Reserve and the NCCOB as an integral part of their examination process periodically review our loan and REO portfolios and the related allowance for credit losses and valuation allowance for foreclosed real estate. The regulators may require the allowance for credit losses or the valuation allowance for foreclosed real estate to be increased based on their review of information available at the time of the examination, which would negatively affect our earnings.
The following table summarizes the distribution of the allowance for credit losses by loan category at the dates indicated.

	June 30,
	2021		2020		2019		2018		2017
(Dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Allocated at end of period to:
Commercial loans:
Commercial real estate	$13,282	41.79%	$11,805	38.03%	$8,036	34.28%	$8,195	33.92%	$7,351	31.04%
Construction and development	1,801	6.56	3,608	7.80	3,196	7.80	3,346	7.60	3,166	8.42
Commercial and industrial	2,592	5.17	2,199	5.59	1,976	5.93	1,476	5.36	1,524	5.12
Equipment finance	6,537	11.63	2,807	8.28	1,305	4.88	—	—	—	—
Municipal leases	534	5.14	697	4.62	435	4.14	418	4.32	497	4.30
PPP loans	—	1.71	—	2.91	—	—	—	—	—	—
Retail consumer loans:
One-to-four family	5,409	14.87	2,469	17.11	2,511	24.42	3,360	26.29	4,476	29.08
HELOCs - originated	1,512	4.76	1,344	4.96	1,030	5.16	1,123	5.44	1,384	6.68
HELOCs - purchased	452	1.43	430	2.59	518	4.32	795	6.58	838	6.90
Construction and land/lots	812	2.42	1,442	2.96	1,265	2.98	1,153	2.60	977	2.13
Indirect auto finance	2,367	4.21	1,136	4.78	927	5.67	1,126	6.85	881	5.99
Consumer	170	0.31	135	0.37	230	0.42	68	0.49	57	0.34
Total loans	$35,468	100.00%	$28,072	100.00%	$21,429	100.00%	$21,060	100.00%	$21,151	100.00%

The following table sets forth an analysis of our allowance for credit losses at the dates and for the periods indicated.

(Dollars in thousands)	Year Ended June 30,
	2021	2020	2019	2018	2017
Balance at beginning of period:	$28,072	$21,429	$21,060	$21,151	$21,292
Impact of adoption on new CECL standard	14,809	—	—	—	—
Provision (benefit) for credit losses	(7,270)	8,500	5,700	—	—
Charge-offs:
Commercial loans:
Commercial real estate	998	1,005	—	282	139
Construction and development	1	102	50	381	21
Commercial and industrial	507	101	6,037	842	1,171
Equipment finance	471	1,753	186	—	—
Municipal leases	—	—	—	—	—
Total commercial loans	1,977	2,961	6,273	1,505	1,331
Retail consumer loans:
One-to-four family	611	164	99	538	439
Home equity - originated	—	30	499	9	18
Home equity - purchased	—	—	—	—	48
Construction and land/lots	—	2	1	2	165
Indirect auto finance	843	639	509	578	531
Consumer	102	20	28	15	18
Total retail consumer loans	1,556	855	1,136	1,142	1,219
Total charge-offs	3,533	3,816	7,409	2,647	2,550
Recoveries:
Commercial loans:
Commercial real estate	5	170	74	107	58
Construction and development	144	57	226	81	539
Commercial and industrial	1,871	252	506	1,378	728
Equipment finance	272	1	—	—	—
Municipal leases	—	—	—	—	—
Total commercial loans	2,292	480	806	1,566	1,325
Retail consumer loans:
One-to-four family	334	1,160	555	411	181
Home equity - originated	88	63	556	307	231
Construction and land/lots	310	141	57	173	487
Indirect auto finance	296	80	54	39	122
Consumer	70	35	50	60	63
Total retail consumer loans	1,098	1,479	1,272	990	1,084
Total recoveries	3,390	1,959	2,078	2,556	2,409
Net charge-offs	143	1,857	5,331	91	141
Balance at end of period	$35,468	$28,072	$21,429	$21,060	$21,151
Net charge-offs during the period to average loans outstanding during the period	—%	0.07%	0.20%	—%	0.01%
Net charge-offs during the period to average non-performing assets	0.98%	12.30%	50.00%	0.53%	0.67%
Allowance as a percentage of nonperforming assets	277.29%	172.64%	161.28%	144.27%	105.84%
Allowance as a percentage of total loans(1)	1.30%	1.01%	0.79%	0.83%	0.90%
______________
(1)     Excluding PPP loans, the allowance for credit losses was 1.32% and 1.04% of total loans at June 30, 2021 and 2020, respectively.

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
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk, and interest rate risk. At June 30, 2021, our $156.5 million securities portfolio consisted primarily of U.S. government agencies, MBSs, and corporate bonds, all held as available for sale. We currently do not have any investments held to maturity or for trading.
These securities are of high quality, possess minimal credit risk, and have an aggregate market value which is $2.0 million more than total amortized cost as of June 30, 2021. For more information, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” and Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 in this report.
We also purchase commercial paper to take advantage of higher short-term returns with relatively low credit risk, yet remain highly liquid. The commercial paper balance at June 30, 2021 was $189.6 million. For more information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Financial Condition at June 30, 2021 and June 30, 2020.”
We do not currently participate in hedging programs, stand-alone contracts for interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments and have no present intention to do so. Further, we do not invest in securities which are not rated investment grade.
As a member of the FHLB of Atlanta, we had $6.2 million in stock of the FHLB of Atlanta at June 30, 2021. For the years ended June 30, 2021 and 2020, we received $768,000 and $1.6 million, respectively, in dividends from the FHLB of Atlanta. As a member bank of the Federal Reserve, the Bank is required to maintain stock in the FRB. At June 30, 2021, we had $7.4 million in FRB stock. For the years ended June 30, 2021 and 2020, we received $442,000 and $441,000, respectively, in dividends from the FRB.
We also maintain equity investments in SBIC, which are considered equity securities without a readily determinable fair value. At June 30, 2021, we had $10.2 million in SBIC investments. For the years ended June 30, 2021 and 2020, we received $1.1 million and $642,000, respectively, in earnings from our SBIC investments.
The following table sets forth the composition of our debt securities portfolio and other investments at the dates indicated. All securities at the dates indicated have been classified as available for sale. At June 30, 2021, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States government or its agencies or United States government sponsored entities.

(Dollars in thousands)	June 30,
	2021		2020		2019
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Debt securities available for sale:
U.S. government agencies	$18,975	$19,073	$3,957	$4,173	$15,099	$15,210
Residential MBS of U.S. government agencies and GSEs	42,119	43,404	46,629	48,355	74,778	75,180
Municipal bonds	9,098	9,551	16,090	16,631	24,896	25,312
Corporate bonds	84,301	84,431	58,242	58,378	6,061	6,084
Total debt securities available for sale	154,493	156,459	124,918	127,537	120,834	121,786
FHLB of Atlanta stock	6,153	6,153	23,309	23,309	31,969	31,969
FRB stock	7,386	7,386	7,368	7,368	7,335	7,335
SBIC investments	10,171	10,171	8,269	8,269	6,074	6,074
Total	$178,203	$180,169	$163,864	$166,483	$166,212	$167,164

The composition and contractual maturities of our debt securities portfolio as of June 30, 2021, excluding SBIC investments, FHLB stock, and FRB stock, are indicated in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

(Dollars in thousands)	June 30, 2021
	1 year or less	Over 1 year to 5 years	Over 5 to 10 years	Over 10 years	Total
Debt securities available for sale:
U.S. government agencies:
Amortized cost	$—	$18,975	$—	$—	$18,975
Fair value	—	19,073	—	—	19,073
Weighted average yield	—%	0.75%	—%	—%	0.75%
Residential MBS of U.S. government agencies and GSEs
Amortized cost	46	6,340	21,275	14,458	42,119
Fair value	48	6,393	22,083	14,880	43,404
Weighted average yield	1.46%	0.82%	1.96%	2.16%	1.86%
Municipal bonds
Amortized cost	3,504	3,584	2,010	—	9,098
Fair value	3,535	3,785	2,231	—	9,551
Weighted average yield	3.78%	4.23%	3.64%	—%	3.93%
Corporate bonds
Amortized cost	31,111	50,690	2,500	—	84,301
Fair value	31,149	50,775	2,507	—	84,431
Weighted average yield	0.73%	0.73%	3.13%	—%	0.80%
Total securities
Amortized cost	$34,661	$79,589	$25,785	$14,458	$154,493
Fair value	$34,732	$80,026	$26,821	$14,880	$156,459
Weighted average yield	1.04%	0.90%	2.21%	2.16%	1.27%

Sources of Funds
General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans, and funds provided from operations. Deposits increased $169.8 million, or 6.09%, to $3.0 billion at June 30, 2021 as compared to $2.8 billion at June 30, 2020.
Deposits.  We offer a variety of deposit accounts with a wide range of interest rates and terms to both consumers and businesses. Our deposits consist of savings, money market and demand accounts, and CDs. We solicit deposits primarily in our market areas. At June 30, 2021, 2020 and 2019, we had $4.3 million, $143.2 million, and $176.8 million in brokered deposits, respectively. As of June 30, 2021, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 84.0% of total deposits.
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
Approximately 16.0% of our total deposits are comprised of CDs. Our liquidity could be reduced if a significant amount of CDs, maturing within a short period of time, are not renewed. However, the need to retain these time deposits could result in an increase in our cost of funds.

The following table sets forth our deposit flow during the periods indicated.

(Dollars in thousands)	Year Ended June 30,
	2021	2020	2019
Beginning balance	$2,785,756	$2,327,257	$2,196,253
Net deposit increase	160,415	435,592	115,322
Interest credited	9,370	22,907	15,682
Ending balance	$2,955,541	$2,785,756	$2,327,257
Net increase	$169,785	$458,499	$131,004
Percent increase	6.09%	19.70%	5.96%
The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated.

	Year Ended June 30,
(Dollars in thousands)	2021		2020		2019
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Transaction and savings deposits:
Noninterest-bearing deposits	$636,414	21.53%	$429,901	15.43%	$294,322	12.65%
Interest-bearing checking accounts	644,958	21.82	582,299	20.90	452,295	19.43
Money market accounts	975,001	32.99	836,738	30.04	691,172	29.70
Savings accounts	226,391	7.66	197,676	7.10	177,278	7.62
Total non-certificates	$2,482,764	84.00%	$2,046,614	73.47%	$1,615,067	69.40%
Certificates:
0.00-0.99%	$375,539	12.70%	$285,916	10.26%	$134,813	5.79%
1.00-1.99%	11,762	0.40	229,972	8.26	122,803	5.28
2.00-2.99%	77,652	2.63	215,518	7.74	441,911	18.99
3.00-3.99%	3,478	0.12	3,388	0.12	8,246	0.35
4.00-4.99%	4,346	0.15	4,346	0.16	4,415	0.19
5.00% and over	—	—	2	—	2	—
Total certificates	$472,777	16.00%	$739,142	26.53%	$712,190	30.60%
Total deposits	$2,955,541	100.00%	$2,785,756	100.00%	$2,327,257	100.00%
The following table shows rate and maturity information for our CDs at June 30, 2021.

(Dollars in thousands)	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	4.00- 4.99%	5.00% or greater	Total	Percent of Total
Quarter ending:
September 30, 2021	124,020	1,652	21,918	—	2,018	—	$149,608	31.6%
December 31, 2021	135,712	577	24,311	366	—	—	160,966	33.9
March 31, 2022	56,335	419	8,687	30	—	—	65,471	13.8
June 30, 2022	10,645	799	5,380	—	—	—	16,824	3.6
September 30, 2022	7,656	836	6,527	—	2,328	—	17,347	3.7
December 31, 2022	8,961	2,085	1,484	—	—	—	12,530	2.7
March 31, 2023	8,267	751	454	—	—	—	9,472	2.0
June 30, 2023	10,510	623	1,589	32	—	—	12,754	2.7
September 30, 2023	1,929	84	1,445	3,043	—	—	6,501	1.4
December 31, 2023	1,198	144	1,752	7	—	—	3,101	0.7
March 31, 2024	997	755	1,973	—	—	—	3,725	0.8
June 30, 2024	1,342	632	785	—	—	—	2,759	0.6
Thereafter	7,967	2,405	1,347	—	—	—	11,719	2.5
Total	$375,539	$11,762	$77,652	$3,478	$4,346	$—	$472,777	100.0%
Percent of total	79.4%	2.5%	16.5%	0.7%	0.9%	—%	100.0%

The following table indicates the amount of our CDs by time remaining until maturity as of June 30, 2021.

(Dollars in thousands)	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
CDs less than $250,000	$124,988	$131,938	$69,259	$67,425	$393,610
CDs of $250,000 or more	19,654	20,292	10,867	10,762	61,575
Public funds(1)	4,966	8,736	2,169	1,721	17,592
Total certificates of deposit	$149,608	$160,966	$82,295	$79,908	$472,777
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
We may obtain advances from the FHLB of Atlanta upon the security of certain of our real estate loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. As of June 30, 2021, we had $115.0 million in FHLB advances outstanding and the ability to borrow an additional $289.4 million. In addition to FHLB advances, at June 30, 2021, we had a $92.9 million line of credit with the FRB, subject to qualifying collateral, and $100.0 million available through lines of credit with three unaffiliated banks, none of which was outstanding at June 30, 2021. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for more information about our borrowings.
The following tables set forth information regarding our borrowings at the end of and during the periods indicated.

(Dollars in thousands)	Year ended June 30,
	2021	2020	2019
Maximum balance:
FHLB advances	$509,000	$708,000	$720,000
Average balances:
FHLB advances	$416,822	$568,377	$672,186
Weighted average interest rate:
FHLB advances	1.45%	1.64%	2.18%

(Dollars in thousands)	June 30,
	2021	2020	2019
Balance outstanding at end of period:
FHLB advances	$115,000	$475,000	$680,000
Weighted average interest rate:
FHLB advances	0.16%	1.39%	2.10%
Subsidiary and Other Activities
HomeTrust Bank has one operating subsidiary, WNCSC, whose primary purpose is to own several office buildings in Asheville, North Carolina which are leased to HomeTrust Bank. Our capital investment in WNCSC as of June 30, 2021 was $862,000.
Human Capital
For more than 90 years, HomeTrust Bank has been an employer of choice. As of June 30, 2021, we employed 551 full-time employees and 24 part-time employees, for a total of 575 employees.
Our employees are located primarily in our four-state geographic footprint: North Carolina - 426, Tennessee - 64, Virginia - 62, and South Carolina - 16. Seven employees are located in other states across the U.S and work remotely. As of September 17, 2021, the total employee headcount will be reduced to approximately 548 due to the closure of nine branch offices as part of our previously announced restructuring.
We value and promote diversity and inclusion in every aspect of our business and at every level within the company. We recruit, hire, and promote employees based on their individual ability and experience and in accordance with Affirmative Action and Equal Employment Opportunity laws and regulations. Our policy is that we do not discriminate on the basis of race, color, gender, national origin, religion, age, sexual orientation, gender identity, gender expression, genetic information, physical or mental disability, pregnancy, marital status, status as a protected veteran, or any other status protected by federal, state, or local law.

Our talent acquisition practices are designed to attract top talent in the financial services industry and foster an inclusive, respectful and rewarding workplace. Selection teams are guided by our Talent Acquisition professionals in the proper recruitment and selection of talent with a focus on competency-based hiring. We stay abreast of market trends and best practices, ensuring that we remain competitive and an attractive place to work. An employee referral program serves to reward current employees for identifying top talent who choose to apply and accept employment with us.
Our business strategy relies heavily on relationships with both internal and external stakeholders. At New Employee Orientation, newly hired employees are educated on our core values of personal responsibility, ethical behavior, trust and integrity, caring relationships, and teamwork.
We believe that a sense of belonging is essential for providing a work environment where everyone can perform their very best. We are committed to fostering an environment that encourages diverse viewpoints, backgrounds and experiences and with the support of our Board of Directors, we continue to explore additional diversity, equity, and inclusion efforts.
We offer a comprehensive benefits package to our employees and have designed our benefits and compensation programs to attract, retain, motivate, and reward employees. A Paid Time Off program gives our employees a chance to step back from their professional commitments to spend time as they choose and to recharge. We provide programs such as tuition reimbursement and employee banking services. We periodically administer an Employee Culture survey to gain perspective on what we do well and our opportunities for improvement. As employees exit the organization, we seek their candid feedback in an effort to improve our processes, practices and overall work environment.
We are committed to serving and strengthening the communities in which we live, work and play and believe this commitment fosters strong and rewarding relationships with our clients and community partners. Community Service Leave (CSL) is awarded annually to employees in their volunteerism with charitable organizations of their choice throughout the year. All employees are eligible for CSL and may use it throughout the calendar year to participate in eligible community service activities.
In addition, we support our communities through a variety of sponsorships and financial contributions to non-profit agencies across our footprint. We sponsor an annual workplace campaign designed to promote volunteerism and monetary contributions by employees to community agencies they choose to support.
Valuing our people, our greatest asset, means that good health, safety, and well-being practices, both at home and at work, are woven into the fabric of our culture. We offer an employee assistance program for employees and for those living in their households which provide tools, resources, and counseling at no charge to them. We provide a wellness program, which delivers products, services, and tools to help employees maintain a healthy life.
During the peak of the pandemic, we partnered with a third-party vendor to assist in managing the COVID-19 related cases, ensuring confidentiality and consistency in the process. We provide up to four hours of leave for employees who need time away to receive the vaccine.
We also recognize the important of financial health by offering programs such as a 401(K) profit sharing plan and an employee stock ownership plan.
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
The Regulatory Relief Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single CBLR. In September 2019, the regulatory agencies, including the NCCOB and FRB, adopted a final rule, effective January 1, 2020, creating the CBLR for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. According to the final rule, qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies' prompt corrective action framework. In April 2020, the federal bank regulatory agencies announced the issuance of two interim final rules, effective immediately, to provide temporary relief to community banking organizations. Under the interim final rules, the CBLR requirement was a minimum of 8% for the remainder of calendar year 2020, and is 8.5% for calendar year 2021, and 9% thereafter. The Bank has not currently elected to adopt the CBLR framework, but may consider that election in the future.
The regulatory agencies have adopted a rule that provides a banking organization the option to phase-in over a five-year period the effects of CECL on its regulatory capital upon the adoption of the standard. The Company has adopted the five-year phase in provision as of July 1, 2020.
Regulation of HomeTrust Bank
The Bank is subject to regulation and oversight by the NCCOB and the Federal Reserve extending to all aspects of its operations, including but not limited to requirements concerning an allowance for credit losses, lending and mortgage operations, interest rates received on loans and paid on deposits, the payment of dividends to the Company, loans to officers and directors, mergers and acquisitions, capital, and the opening and closing of branches. See "- Current Capital Requirements for HomeTrust Bank," "-Limitations on Dividends and Other Capital Distributions" and “-New Capital Rules” for additional details.
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
The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain relationships and common interests. That limit is generally equal to 15% of unimpaired capital and surplus, which was $57.1 million as of June 30, 2021. The limit is increased to 25% for loans fully secured by readily marketable collateral. The Bank has no lending relationships in excess of its lending limit.
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
Under the capital regulations, the minimum required capital ratios for the Company and the Bank are (i) a CETI capital ratio of 4.50%; (ii) a Tier 1 capital ratio of 6.00%; (iii) a total capital ratio of 8.00%; and (iv) a leverage ratio (the ratio of Tier 1 capital to average total consolidated assets) of 4.00% for all financial institutions. CET1 generally consists of common stock and retained earnings. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for credit losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital. The CET1 capital ratio, the Tier 1 capital ratio and the total capital ratio are sometimes referred to as the risk-based capital ratios and are determined based on risk-weightings of assets and certain off-balance sheet items that range from 0% to 1,250%.
Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital. Because of our asset size, we were eligible to elect and have elected to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.
In addition to the risk-based capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.50% of risk-weighted assets above the minimum levels for such ratios in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. To meet the minimum capital ratios and the capital conservation buffer requirements, the capital ratios applicable to the Company and the Bank are (i) a CETI capital ratio greater than 7.00%; (ii) a Tier 1 capital ratio greater than 8.50%; (iii) a total capital ratio greater than 10.50%; and (iv) a Tier 1 leverage ratio greater than 4.00%. As of June 30, 2021, the conservation buffer for HomeTrust Bank was 3.96%.
To be considered “well capitalized,” a depository institution must have a Tier 1 capital ratio of at least 8.00%, a total capital ratio of at least 10.00%, a CET1 capital ratio of at least 6.50% and a leverage ratio of at least 5.00% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. Under certain circumstances, regulators are required to take certain actions against banks that fail to meet the minimum required capital ratios. Any such institution must submit a capital restoration plan and, until such plan is approved may not increase its assets, acquire another depository institution, establish a branch or engage in any new activities, or make capital distributions. As of June 30, 2021, HomeTrust Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement. For additional information regarding the Bank’s required and actual capital levels at June 30, 2021, see Note 18 of the Notes to Consolidated Financial Statements included in Item 8 in this report.
Federal Home Loan Bank System. HomeTrust Bank is a member of the FHLB of Atlanta, one of 11 regional Federal Home Loan Banks that administer the home financing credit function of financial institutions. The Federal Home Loan Banks are subject to the oversight of the FHFA and each FHLB serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Banks are funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System and makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the FHFA. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See “Business - Sources of Funds - Borrowings.”
At June 30, 2021, the Bank held $6.2 million in FHLB stock that was in compliance with the holding requirements.
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
Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the Federal Reserve and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:
•Total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital; or
•Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.
The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of June 30, 2021, HomeTrust Bank’s aggregate recorded loan balances for construction, land development and land loans were 48.6% of regulatory capital. In addition, at June 30, 2021, HomeTrust Bank’s commercial real estate loans, as defined by the guidance, were 280.1% of regulatory capital.
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
BSA / Anti-Money Laundering Laws.  The Bank is subject to the BSA and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.
The AMLA, which amends the BSA, was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections
Limitations on Dividends.  NCCOB and Federal Reserve regulations impose various restrictions on the ability of the Bank to pay dividends. The Bank generally may pay dividends during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, without the approval of the Federal Reserve. If the Bank proposes to pay a dividend that will exceed this limitation, it must obtain the Federal Reserve's prior approval. The Federal Reserve may object to a proposed dividend based on safety and soundness concerns. No insured depository institution may pay a dividend if, after paying the dividend, the institution would be undercapitalized. In addition, as noted above, if the Bank does not have the required capital conservation buffer, its ability to pay dividends to HomeTrust Bancshares, Inc. will be limited.

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
Capital Requirements for HomeTrust Bancshares.  As a bank holding company, HomeTrust Bancshares, Inc. is subject to the minimum regulatory capital requirements established by the Federal Reserve regulation, which generally are the same as the capital requirements for the Bank. These capital requirements include provisions that might impact the ability of the Company to pay dividends to its stockholders or repurchase its shares. For a description of the capital regulations, see "Regulation of HomeTrust Bank - Current Capital Requirements for HomeTrust Bank" and Note 18 of the Notes to Consolidated Financial Statements included in Item 8 in this report.
At June 30, 2021, the HomeTrust Bancshares, Inc. exceeded its minimum regulatory capital requirements under Federal Reserve regulations.
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
Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. In 2009, IRC 172 (b) (1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years. At June 30, 2021, we had $21.4 million of net operating loss carryforwards for federal income tax purposes.
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
State Taxation
North Carolina.  The state of North Carolina requires all corporation chartered or doing business in the state to pay a corporate tax rate of 2.5%.
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
South Carolina. The state of South Carolina requires banks to file a bank tax return. As a multi-state bank, we pay taxes on the portion of revenue generated within the state. In 2021 and 2020 the tax rate was 4.5%.
Tennessee. The state of Tennessee requires banks to file a franchise and excise tax form for financial institutions. The franchise tax is based on the portion of revenue generated in the state, the net worth of the Bank, and the applicable franchise tax, which was $0.25 per $100 in 2021 and 2020. The excise tax is based on the taxable income (as defined by the state), the portion of revenue generated in the state, and the applicable excise tax, which was 6.5% in 2021 and 2020.
Virginia. The state of Virginia requires banks to file a bank franchise tax. The tax is based on the portion of capital deployed within the state and county level (as defined by the state) and taxed at $1 per $100 of taxable value.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following individuals are executive officers of HomeTrust Bancshares and HomeTrust Bank and hold the offices set forth below opposite their names.

Name	Age(1)	Position(1)
Dana L. Stonestreet	67	Chairman, President, and Chief Executive Officer
C. Hunter Westbrook	58	Senior Executive Vice President and Chief Operating Officer
Tony J. VunCannon	56	Executive Vice President, Chief Financial Officer, Corporate Secretary, and Treasurer
Marty Caywood	49	Executive Vice President and Chief Information Officer
Keith Houghton	59	Executive Vice President and Chief Credit Officer
Anna Marie Smith	53	Executive Vice President and Chief Human Resources Officer
Parrish Little	53	Executive Vice President and Chief Risk Officer
___________________
(1)As of June 30, 2021.
Biographical Information. Set forth below is certain information regarding the executive officers of HomeTrust Bancshares and HomeTrust Bank. There are no family relationships among or between the executive officers.
Dana L. Stonestreet, Chairman, President and Chief Executive Officer. In his 32 years of service, Mr. Stonestreet has overseen ten acquisitions and the growth of HomeTrust Bank from $300.0 million in assets to $3.5 billion in assets at June 30, 2021. Effective September 1, 2021, Mr. Stonestreet serves as Chairman and Chief Executive Officer of HomeTrust Bancshares, Inc. and Chairman of HomeTrust Bank. Mr. Stonestreet also served as Chief Executive Officer of HomeTrust Bank prior to the promotion of Mr. Westbrook to this position effective September 1, 2021. Mr. Stonestreet joined HomeTrust Bank in 1989 as its Chief Financial Officer and was promoted to Chief Operating Officer in 2003 and President in 2008. He became Co-Chief Executive Officer of HomeTrust Bancshares and HomeTrust Bank in July 2013 and Chairman and Chief Executive Officer of HomeTrust Bancshares and HomeTrust Bank in November 2013. Mr. Stonestreet began his career with Hurdman & Cranston (an accounting firm that was later merged into KPMG) as a certified public accountant. Mr. Stonestreet has served as Chairman of the Asheville Chamber of Commerce and as a director for RiverLink, the YMCA, United Way, the North Carolina Bankers Association and other community organizations. In July 2017, Mr. Stonestreet was appointed to the North Carolina Banking Commission for a four-year term.

C. Hunter Westbrook, Senior Executive Vice President and Chief Operating Officer. Effective September 1, 2021, Mr. Westbrook assumed the position of President and Chief Operating Officer of HomeTrust Bancshares, Inc. and President and Chief Executive Officer of HomeTrust Bank. Prior to this promotion, Mr. Westbrook served as Senior Executive Vice President and Chief Operating Officer of HomeTrust Bancshares since October 2018, President and Chief Operating Officer of HomeTrust Bank since October 2020 and Senior Executive Vice President and Chief Operating Officer of HomeTrust Bank since October 2018. Before that, Mr. Westbrook served as Executive Vice President (Senior Vice President prior to December 22, 2014) and Chief Banking Officer of HomeTrust Bancshares and HomeTrust Bank since June 2012. Mr. Westbrook began his career in banking with TCF Bank in Minneapolis and later joined TCF National Bank Illinois as Senior Vice President of Finance. In 2004 he was promoted to Executive Vice President of Retail Banking for Illinois, Wisconsin and Indiana markets that included 250 branches and $4 billion in deposits. He also served as President and Chief Executive Officer of First Community Bancshares in Texas, from 2006 to 2008, where he was responsible for repositioning the bank’s retail operating model and implemented the bank’s retail and corporate lending product offerings. In his most recent role, Mr. Westbrook served as Executive Vice President and Chief Operations Officer from 2008 to 2010 and as President and Chief Executive Officer from 2010 to 2012 of Second Federal Savings and Loan Association of Chicago, where he significantly grew core operating revenue, net checking account balances, and repositioned the bank’s entire product line.
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
Anna Marie Smith, Executive Vice President and Chief Human Resources Officer. Ms. Smith joined HomeTrust Bank in March 2021 as Executive Vice President and Chief Human Resources Officer. Ms. Smith brings more than 25 years of experience leading diverse and high-

performing teams while successfully driving large-scale initiatives. During her tenure at Wells Fargo (formerly Wachovia Bank), she led the team responsible for learning & development for over 10,000 employees nationally, oversaw mentorship programs, diversity & inclusion programs, and was the leader responsible for human resource services to executive and mid-level managers. Prior to joining the Bank, she served as Vice President of HR & Administrative Services at Forsyth Tech Community College in Winston-Salem NC, and as SVP, Learning & Development Senior Manager of Wells Fargo.
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
Risks Related to Macroeconomic Conditions
COVID-19 Pandemic
The COVID-19 pandemic has adversely impacted our ability to conduct business, our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
During part of our fiscal year ended June 30, 2021, the COVID-19 pandemic significantly adversely affected our operations and the way we provided banking services to businesses and individuals during government issued modified stay-at-home orders. During the latter part of the fiscal year 2020, as an essential business, we provided banking and financial services to our customers with drive-thru access at the majority of our branch locations and in-person services by appointment. In addition, we continued to provide access to banking and financial services through online banking, ATMs and by telephone. As the government issued orders were lifted during the latter part of fiscal year 2021 and vaccinations were becoming available, businesses were able to reopen, but mask and social distancing measures slowed the pace of an economic rebound. We continue to monitor the impact of the new Delta variant of COVID-19 which, subsequent to year-end, has prompted many health officials and municipalities to reinstate mask mandates and reconsider lifting pandemic restrictions. If the COVID-19 pandemic again worsens, it could limit or disrupt our ability to provide banking and financial services to our customers.
If stay-at-home orders were to be reinstated by the government, many of our employees would be required to once again work remotely, potentially limiting our ability to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the continued pandemic impacted by the new Delta variant. We rely upon our third-party vendors to help us conduct aspects of our business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with their services, it could also negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place that performed well during the current year ended June 30, 2021, there is no assurance that such plans and safeguards will be effective in the future.
There remains uncertainty surrounding the future economic conditions that will emerge in the months and years ahead as the pandemic drags on. As a result, management continues to be confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. The COVID-19 pandemic has resulted in overall declines in loan demand and loan originations and market interest rates. Because the length of the pandemic and the efficacy of the extraordinary measures put in place to address its economic consequences are not fully known, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near term, if not longer. Many of our borrowers have been able to continue to make loan payments after allowing for short-term interest and principal payment deferrals and interest-only payments for 12 months; however, there continues to be certain businesses at risk of insolvency if their revenues decline precipitously or remain at historically low rates for an extended period of time as a result of the impact of the new Delta variant of COVID-19, especially in industries related to travel, hospitality, leisure and physical personal services.
The impact of the pandemic is expected to continue to adversely affect us during fiscal year 2022 and possibly longer. Although we make estimates of loan losses related to the pandemic as part of our evaluation of the allowance for credit losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is possible that loan delinquencies, adversely classified loans and loan charge-offs may increase in the future as a result of the pandemic. Early during the pandemic, and consistent with guidance provided by banking regulators, we modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Substantially all loans placed on full payment deferral during the pandemic have come out of deferral and borrowers are making regular loan payments or interest-only payments for up to 12 months. Notwithstanding these interest-only payment modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is fully resolved. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations. See "Recent Developments: COVID-19, the CARES Act, and Our Response" under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details on the Company's loan modifications related to COVID-19.
The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. However, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from the Bank. In addition, since the commencement of the PPP, several larger banks have been subject to litigation regarding their processing of PPP loan applications. The Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank seeking PPP loans. PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans. If any such litigation is filed against the Bank, it may result in significant financial or reputational harm to us. As of June 30, 2021, the PPP's funds were depleted and subsequently the Company ended its participation in the program. We had a balance of $46.7 million in PPP loans as of June 30, 2021.
In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or a decrease in our stock price and market capitalization as a result of the worsening of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition. Goodwill has been evaluated for impairment as of our annual evaluation date, April 1, 2021, as well as for triggering events at June 30, 2021 and it was determined that no impairment was required.
Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown, and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during the recovery process. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.
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
While real estate values and unemployment rates have recently improved, deterioration in economic conditions, particularly within our primary market areas could result in the following consequences, among others, any of which could materially hurt our business:
•loan delinquencies, problem assets and foreclosures may increase;
•we may increase our allowance for credit losses;
•the slowing of sales of foreclosed assets;
•demand for our products and services may decline, possibly resulting in a decrease in our total loans or assets;
•collateral for loans made may decline further in value, exposing us to increased risk of loss on existing loans and reducing customers’ borrowing power;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•the amount of our deposits may decrease and the composition of our deposits may be adversely affected.
At June 30, 2021, the most significant portion of our loans located outside of our primary market areas were HELOCs-purchased totaling $39.0 million, or 1.4% of our loan portfolio, secured by one-to-four family properties located primarily in several western states. As a result, our financial condition and results of operations are subject to general economic conditions and the real estate conditions prevailing in the markets in which the underlying properties securing these loans are located, as well as the conditions in our primary market areas. If economic conditions or if the real estate market declines in the areas in which these properties are located, we may suffer decreased net income or losses associated with higher default rates and decreased collateral values on our existing portfolio. Further, because of their geographical diversity, these loans can be more difficult to oversee than loans in our market areas in the event of delinquency.
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

Risks Related to Lending Activities
Our business may be adversely affected by credit risk associated with residential property.
At June 30, 2021, $406.5 million, or 14.9% of our total loan portfolio, was secured by liens on one-to-four family residential loans. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations. Further, the Tax Act enacted in December 2017 could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits state and local tax deductions. These changes could make it more difficult for borrowers to make their loan payments, and could also negatively impact the housing market, which could adversely affect our business and loan growth.
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
Many of our one-to-four family loans and home equity lines of credit are secured by liens on mortgage properties in which the borrowers have little or no equity because of declines in prior years in home values in our market areas. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale. Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquency, default and loss.
Our non-owner-occupied real estate loans may expose us to increased credit risk.
At June 30, 2021, $92.6 million, or 22.8%, of our one-to-four family loans and 3.4% of our total loan portfolio, consisted of loans secured by non-owner-occupied residential properties. Loans secured by non-owner-occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied residential loan borrowers have more than one loan outstanding with HomeTrust Bank which may expose us to a greater risk of loss compared to an adverse development with respect to an owner-occupied residential mortgage loan.
Our construction and development loans and construction and land/lot loans have a higher risk of loss than residential or commercial real estate loans.
At June 30, 2021, construction and land/lot loans in our retail consumer loan portfolio were $66.0 million, or 2.4%, of our total loan portfolio, and consist primarily of construction to permanent loans to homeowners building a residence or developing lots in residential subdivisions intending to construct a residence within one year. Construction and development loans in our commercial loan portfolio at June 30, 2021, totaled $179.4 million, or 6.6%, of our total loan portfolio, and consist of loans to contractors and builders primarily to finance the construction of single and multi-family homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale.

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
In addition, during the term of some of our construction and development loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At June 30, 2021, $51.2 million of our construction and development loans were for speculative construction loans and none were classified as nonaccruing.
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
While commercial real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans require a more detailed analysis at the time of loan underwriting and on an ongoing basis. At June 30, 2021, commercial real estate loans were $1.1 billion, or 41.8% of our total loan portfolio, including multifamily loans totaling $90.3 million or 3.3% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. At June 30, 2021, commercial real estate loans that were nonperforming totaled $7.0 million, or 55.7% of our total nonperforming loans.
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
The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm/non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on the criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 280.1% of total risk-based capital at June 30, 2021. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
Our equipment finance and auto finance lending increases our exposure to lending risks.
At June 30, 2021, $317.9 million and $115.1 million, or 11.6% and 4.2%, of our total loan portfolio consisted of equipment finance and indirect auto finance loans, respectively, originated by us. Equipment finance and indirect auto finance loans are inherently risky as they are secured by assets that depreciate rapidly. In some cases, repossessed collateral for transportation, construction, and manufacturing equipment for equipment finance loans and a defaulted automobile loan for indirect auto finance loans may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Equipment finance loan collections depend on the customer's continuing financial stability, and therefore, are more likely to be adversely affected by the cash flows of the business within certain industries. Similarly, automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. In addition for indirect auto finance loans, our ability to originate loans is reliant on our relationships with automotive dealers. In particular, our automotive finance operations depend in large part upon our ability to establish and maintain relationships with reputable automotive dealers that direct customers to our offices or originate loans at the point-of-sale. Although we have relationships with certain automotive dealers, none of our relationships are exclusive and any may be terminated at any time. If our existing dealer base experiences decreased sales we may experience decreased loan volume in the future, which may have an adverse effect on our business, results of operations, and financial condition.
Repayment of our municipal leases is dependent on the fire department receiving tax revenues from the county/municipality.
At June 30, 2021, municipal leases were $140.4 million, or 5.1%, of our total loan portfolio. We offer ground and equipment lease financing to fire departments located throughout North Carolina and, to a lesser extent, South Carolina. Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for that purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2021, $33.6 million of our municipal leases contained a non-appropriation clause.
Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.
Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms, or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:
•cash flow of the borrower and/or the project being financed;
•the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
•the duration of the loan;
•the character and creditworthiness of a particular borrower; and
•changes in economic and industry conditions.
We maintain an allowance for credit losses, which we believe is an appropriate reserve to provide for expected losses in our loan portfolio. The allowance is funded by provisions for credit losses charged to expense.  The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:
•our reserve on loans collectively evaluated, based on peer loss experience which management believes provides the best basis for its assessment of expected credit losses and considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio;

•our reserve on loans individually evaluated, based on DCF analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral dependent, for loans no longer sharing similar risk characteristics; and
•a qualitative reserve based on factors that are relevant within the qualitative framework.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for credit losses may not be sufficient to cover expected credit losses in our loan portfolio, resulting in additions to our allowance for credit losses through the provision for credit losses on loans which is charged against income.
Additionally, pursuant to our growth strategy, management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb credit losses without significant additional provisions. Further, we have adopted a new accounting standard that was effective beginning July 1, 2020 for our current fiscal year. This standard, referred to as CECL, required financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as an allowance for credit losses. This changed the prior method of providing allowances for credit losses that are probable, which required us to increase our allowance for credit losses, and greatly increase the types of data we collect and review to determine the appropriate level of the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for possible credit losses or the recognition of further loan charge-offs, based on judgments different than those of management.  If charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to replenish the allowance for credit losses.  Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.
If our nonperforming assets increase, our earnings will be adversely affected.
Our nonperforming assets (which consist of nonaccruing loans and REO) were $12.8 million, or 0.36%, of total assets at June 30, 2021, compared to $16.3 million, or 0.44% of total assets, and $13.3 million, or 0.38% of total assets, at June 30, 2020 and 2019, respectively. Our nonperforming assets adversely affect our net income in various ways:
•we record interest income only on a cash basis for nonaccrual loans and any nonperforming debt securities; and do not record interest income for REO;
•we must provide for expected credit losses through a current period charge to the provision for credit losses;
•noninterest expense increases when we write down the value of properties in our REO portfolio to reflect changing market values or recognize credit impairment on nonperforming debt securities;
•there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance and maintenance fees related to our REO; and
•the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.
If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. We have also classified $11.1 million in loans as performing TDRs at June 30, 2021.
If our REO is not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.
We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as REO and at certain other times during the asset’s holding period. Our NBV in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s NBV over its fair value. If our valuation process is incorrect, or if property values decline, the fair value of our REO may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs.
Significant charge-offs to our REO could have a material adverse effect on our financial condition and results of operations.
In addition, bank regulators periodically review our REO and may require us to recognize further charge-offs. Any increase in our charge-offs may have a material adverse effect on our financial condition and results of operations.

Risks Related to Market Interest Rates
Our debt securities portfolio may be negatively impacted by fluctuations in market value and interest rates.
Our debt securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for debt securities and limited investor demand. In addition, our debt securities portfolio is evaluated periodically for credit impairment. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. Our stockholders' equity adjusts by the amount of change in the estimated fair value of the available-for-sale debt securities, net of taxes. There can be no assurance that declines in market value will not result in credit impairment of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
An increase in interest rates, change in the programs offered by GSEs or our ability to qualify for such programs may reduce our gains on sale of loans held for sale, which would negatively impact our noninterest income.
Our mortgage banking and SBA lending operations provide a significant portion of our noninterest income. We generate mortgage revenues primarily from gains on the sale of single-family residential loans pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and other investors on a servicing released basis. These entities account for a substantial portion of the secondary market in residential mortgage loans. We also generate commercial business loan revenues from the gains on the sale of the guaranteed portion of SBA and business and industry loans pursuant to programs currently offered by the SBA and USDA B&I. Any future changes in these programs, significant impairment of our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, result in a lower volume of corresponding loan originations or increase other administrative costs which may materially adversely affect our results of operations.
Mortgage production, especially refinancing, generally declines in rising interest rate environments resulting in fewer loans that are available to be sold to investors. When interest rates rise, or even if they do not, there can be no assurance that our mortgage production will continue at current levels. The profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to the interest rate environment, our mortgage business is dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans into that market. Similar to mortgage production, our SBA and USDA B&I business and industry operations are dependent upon (i) and (ii) previously mentioned. The loans in our held-for-sale portfolio are carried at the lower of cost or fair market value less estimated costs to sell with changes recognized in our statement of operations. Carrying the loans at fair value may also increase the volatility in our earnings.
In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking and SBA lending activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell loans into the secondary market without recourse, we are required to give customary representations and warranties about the loans to the buyers. If we breach those representations and warranties, the buyers may require us to repurchase the loans and we may incur a loss on the repurchase.
Beginning July 1, 2021, we have brought our back-office SBA loan servicing process in-house, which is designated to provide additional servicing fee and gain on sale income. If we are unable to manage the processes in-house effectively within the guidelines of the SBA and USDA B&I which negatively impact the sales of those loans in the secondary market, our business, financial condition and results of operations could be materially affected.
Fluctuating interest rates can adversely affect our profitability.
Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In an attempt to help the overall economy, the Federal Reserve has dropped interest rates low through its targeted Fed Funds rate. The targeted federal funds rate is currently at 0.00% to 0.25% at June 30, 2021. In August 2020, the Federal Reserve announced in a new policy approach of “average inflation” targeting in which inflation will run moderately above the Federal Reserve’s 2% target “for some time.” This new shift in policy is expected to keep rates lower for longer. At the Federal Reserve's meeting in July 2021, the staff noted that inflation continues to run higher than its inflation target and expected the 12-month change in prices to move down gradually over the second part of calendar year 2021. Further, the Federal Reserve is projecting inflation to continue running well above 2% at the end of calendar year 2021. The staff continues to expect this year's rise in inflation to be transitory in nature.
We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact stockholders' equity, and our ability to realize gains from the sale of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our debt securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.
Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations (generally, if rates increase) or by reducing our margins and profitability (generally, if rates decrease). Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates-up or -down could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. In anticipation of a rising-rate environment, our assets tend to be shorter in duration than our liabilities, so they may adjust faster in response to changes in interest rates. As a result, when interest rates decline, the yield we earn on our assets may decline faster than the rate we pay on funding, causing our net interest margin to contract until the interest rates on interest-bearing liabilities catch up. In anticipation of a declining-rate environment, our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up. Changes in the slope of the “yield curve”, or the spread between short-term and long-term interest rates could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets in periods where we anticipate a declining-rate environment, when the yield curve flattens or even inverts, we will experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.
A sustained increase in market interest rates could adversely affect our earnings. As a result of the exceptionally low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. At June 30, 2021, we had $392.9 million in certificates of deposit that mature within one year and $2.5 billion in checking, savings, and money market accounts. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.
In addition, a substantial amount of our loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. As of June 30, 2021, our loans with interest rate floors totaled approximately $543.5 million or 19.9% of our total loan portfolio and had a weighted average floor rate of 3.9%. At that date, $353.5 million of these loans were at their floor rate, of which $323.6 million, or 91.5%, had yields that would begin floating again once prime rates increase at least 200 basis points. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.
Changes in interest rates also affect the value of our interest-earning assets and in particular our debt securities portfolio. Generally, the fair value of fixed-rate debt securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on debt securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of debt securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.
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
Uncertainty relating to the LIBOR calculation process and phasing out of LIBOR may adversely affect our results of operations.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable-rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations. The ARRC has recommended SOFR as the preferred replacement benchmark rate for LIBOR. SOFR represents the cost of borrowing cash overnight collateralized by U.S. Treasury securities. We plan to use SOFR as a substitute for LIBOR for new originations prior to the end of calendar year 2021. As of June 30, 2021, there were $239.8 million loans in our portfolio tied to LIBOR.
If limitations arise in our ability to utilize the national brokered deposit market or to replace short-term deposits, our ability to replace maturing deposits on acceptable terms could be adversely impacted.
HomeTrust Bank utilizes the national brokered deposit market for a portion of our funding needs. At June 30, 2021, brokered deposits totaled $4.3 million or 0.1% of total deposits, with remaining maturities of 14 months or less. Under FDIC regulations, in the event we are deemed to be less than well-capitalized, we would be subject to restrictions on our use of brokered deposits and the interest rate we can offer on our deposits. If this happens, our use of brokered deposits and the rates we would be allowed to pay on deposits may significantly limit our ability to use deposits as a funding source. If we are unable to participate in this market for any reason in the future, our ability to replace these deposits at maturity could be adversely impacted.
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
Risks Related to Liquidity
Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.
Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans or debt securities and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the North Carolina, South Carolina, Virginia, and/or Tennessee markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB Atlanta or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Acquisition Activities
Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could adversely affect us.
We have implemented a strategy of supplementing organic growth by acquiring other financial institutions or other businesses that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy; however, including the following:
•We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;
•Prices at which future acquisitions can be made may not be acceptable to us;
•Our growth initiatives may require us to recruit experienced personnel to assist in such initiatives. The failure to identify and retain such personnel would place significant limitations on our ability to execute our growth strategy;
•Our strategic efforts may divert resources or management’s attention from ongoing business operations and may subject us to additional regulatory scrutiny;
•The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions to the extent expected or within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;
•To finance a future acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders;
•We have completed five acquisitions during the past eight fiscal years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future; and
•We expect our net income will increase following our acquisitions; however, we also expect our general and administrative expenses and consequently our efficiency rates will also increase. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisitions or branching activities may not be accretive to earnings in the short or long-term.
The required accounting treatment of loans we acquire through acquisitions, including purchased financial assets with credit deterioration, could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
Under GAAP, we are required to record loans acquired through acquisitions, including PCD, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances as of the acquisition date. Actual performance could differ from management's initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially increase due to the discount. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and the discount decreases, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods.
Risks Related to Regulation

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.
The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s stockholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described under the heading "Business-How We Are Regulated” in Item I of this Form 10-K. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. New proposals for legislation continue to be introduced in the U.S. Congress that could further alter the regulation of the bank and non-bank financial services industries and the manner in which firms within the industry conduct business. In this regard, the Regulatory Relief Act was enacted to reduce the application of certain financial reform regulations, including the Dodd-Frank Act, on community banks such as us. The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single CBLR. In September 2019, the regulatory agencies, including the NCCOB and FRB, adopted a final rule, effective January 1, 2020, creating the CBLR for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. According to the final rule, qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies' prompt corrective action framework. In April 2020, the federal bank regulatory agencies announced the issuance of two interim final rules, effective immediately, to provide temporary relief to community banking organizations. Under the interim final rules, the CBLR requirement is minimum of 8% for calendar year 2021, and 9% thereafter. To date, the Bank has not elected to adopt the CBLR framework, but may consider that election in the future.
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

Risks Related to Technology and Cybersecurity and Other Operational Matters
We are subject to certain risks in connection with our use of technology.
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

Risks Related to Future Growth
We may experience future goodwill impairment.
In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value, and, as such, acquisitions typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. As part of our testing, we first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine the fair value of a reporting unit is less than its carrying amount using these qualitative factors, we then compare the fair value of goodwill with its carrying amount, and then measure impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of our goodwill and may trigger additional impairment losses, which could be materially adverse to our operating results and financial position.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We maintain our administrative office, which is owned by us, in Asheville, North Carolina. In total, as of June 30, 2021, we have 41 locations, which include: North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
Of those offices, 16 are leased facilities. We also own an operations center located in Asheville, North Carolina. We lease additional space, which is adjacent to the facility we own, for administrative and operations personnel. The lease terms for our branch offices, operations center and other offices are not individually material. Lease expirations range from one to five years. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use. See Notes 6 and 11 in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is listed on the Nasdaq Global Market under the symbol “HTBI.” As of the close of business on September 7, 2021, there were 16,460,302 shares of common stock outstanding held by 1,116 holders of record. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2021:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
April 1 - April 30, 2021	57,753	$24.76	57,753	226,796
May 1 - May 31, 2021	83,080	27.29	83,080	143,716
June 1 - June 30, 2021	26,059	28.22	26,059	117,657
Total	166,892	$26.56	166,892	117,657
On April 2, 2020, the Company announced that its Board of Directors had authorized the repurchase of up to 851,004 shares of the Company's common stock, representing 5% of the Company's outstanding shares at the time of the announcement. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. As of June 30, 2021, 733,347 of these shares had been purchased at an average price of $22.03. As of July 26, 2021, we repurchased the remaining 117,657 shares. On July 28, 2021, an additional 825,941 shares of common stock were authorized for repurchase representing 5% of the Company's outstanding shares at the time of the announcement.
Equity Compensation Plans
The equity compensation plan information presented under Part III, Item 12 of this report is incorporated herein by reference.

Shareholder Return Performance Graph Presentation
The performance graph below compares the Company’s cumulative shareholder return on its common stock since June 30, 2016 to the cumulative total return of the Nasdaq Composite and the Nasdaq Bank Index for the periods indicated. The information presented below assumes $100 was invested on June 30, 2016, in the Company’s common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance. Total return assumes the reinvestment of all dividends and that the value of common stock and each index was $100 on June 30, 2016.

Total Return Performance
300
250
200
150
100
2016
2017
2018
2019
2020
2021
HomeTrust Bancshares, Inc.
NASDAQ Bank Index
NASDAQ Composite

	Year Ended June 30,
	2016	2017	2018	2019	2020	2021
HomeTrust Bancshares, Inc.	100.00	131.89	152.16	135.89	86.49	150.81
NASDAQ Bank Index	100.00	137.37	151.18	134.51	99.79	164.83
NASDAQ Composite	100.00	126.80	155.09	165.33	207.71	299.50

Item 6. Selected Financial and Other Data.
The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for the years ended June 30, 2021, 2020, 2019, 2018, and 2017 are derived in part from the audited consolidated financial statements that appear in this annual report. The following information is only a summary and you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report and “Financial Statements and Supplementary Data” under Item 8 of this report below.

(Dollars in thousands)	June 30,
	2021	2020	2019	2018	2017
Selected financial condition data:
Total assets	$3,524,723	$3,722,852	$3,476,178	$3,304,169	$3,206,533
Loans receivable, net(1)	2,697,799	2,741,047	2,683,761	2,504,792	2,330,319
Allowance for credit losses	35,468	28,072	21,429	21,060	21,151
Commercial paper	189,596	304,967	241,446	229,070	149,863
Certificates of deposit in other banks	40,122	55,689	52,005	66,937	132,274
Debt securities available for sale, at fair value	156,459	127,537	121,786	154,993	199,667
Other investments, at cost	23,710	38,946	45,378	41,931	39,355
Deposits	2,955,541	2,785,756	2,327,257	2,196,253	2,048,451
Borrowings	115,000	475,000	680,000	635,000	696,500
Stockholders’ equity	396,519	408,263	408,896	409,242	397,647

(Dollars in thousands, except per share data)	Year Ended June 30,
	2021	2020	2019	2018	2017
Selected operations data:
Total interest and dividend income	$118,733	$136,254	$137,214	$117,402	$99,436
Total interest expense	15,411	32,150	30,383	16,072	8,245
Net interest income	103,322	104,104	106,831	101,330	91,191
Provision (benefit) for credit losses	(7,135)	8,500	5,700	—	—
Net interest income after provision (benefit) for credit losses	110,457	95,604	101,131	101,330	91,191
Service charges and fees on deposit accounts	9,083	9,382	9,611	8,802	7,709
Loan income and fees	2,208	2,494	1,422	1,176	971
Gain on sale of loans held for sale	17,352	9,946	6,218	4,276	2,674
BOLI income	2,156	2,246	2,103	2,117	2,088
Gain on sale of debt securities	—	—	—	—	22
Gain from sale of premises and equipment	—	—	—	164	385
Operating lease income	5,601	3,356	936	—	—
Other, net	3,421	2,908	2,650	2,437	2,258
Total noninterest income	39,821	30,332	22,940	18,972	16,107
Total noninterest expense	131,182	97,129	90,134	85,331	90,259
Income before income taxes	19,096	28,807	33,937	34,971	17,039
Income tax expense	3,421	6,024	6,791	26,736	5,192
Net income	$15,675	$22,783	$27,146	$8,235	$11,847
Per share data:
Net income per common share:
Basic	$0.96	$1.34	$1.52	$0.45	$0.66
Diluted	$0.94	$1.30	$1.46	$0.44	$0.65

	At or For the Year Ended June 30,
	2021	2020	2019	2018	2017
Selected financial ratios and other data:
Performance ratios:
Return on assets (ratio of net income to average total assets)	0.42%	0.63%	0.80%	0.25%	0.40%
Return on equity (ratio of net income to average equity)	3.88	5.54	6.62	2.05	3.14
Tax equivalent yield on earning assets(2)	3.49	4.13	4.39	4.00	3.79
Rate paid on interest-bearing liabilities	0.57	1.18	1.16	0.65	0.37
Tax equivalent average interest rate spread(2)	2.92	2.95	3.23	3.35	3.42
Tax equivalent net interest margin(2)(3)	3.04	3.17	3.43	3.46	3.49
Noninterest expense to average total assets	3.55	2.70	2.65	2.63	3.04
Average interest-earning assets to average interest-bearing liabilities	128.01	122.10	120.39	120.77	120.26
Efficiency ratio	91.64	72.25	69.46	70.93	84.12
Efficiency ratio - adjusted(4)	74.08	71.62	68.83	70.12	75.48
Asset quality ratios:
Nonperforming assets to total assets(5)	0.36%	0.44%	0.38%	0.44%	0.62%
Nonaccruing loans to total loans(5)	0.46	0.58	0.38	0.43	0.58
Total classified assets to total assets	0.64	0.84	0.89	1.00	1.57
Allowance for credit losses to nonaccruing loans(5)	281.38	176.30	206.90	192.96	154.77
Allowance for credit losses to total loans	1.30	1.01	0.79	0.83	0.90
Net charge-offs to average loans	0.01	0.07	0.20	—	0.01
Capital ratios:
Equity to total assets at end of period	11.25%	10.97%	11.76%	12.39%	12.40%
Average equity to average assets	10.91	11.46	12.06	12.41	12.80
Dividend payout ratio	32.01	19.98	11.70	—	—
Dividends declared per common share	$0.31	$0.27	$0.18	—	—
_____________________
(1)Net of allowances for loan losses and deferred loan costs.
(2)For the years ended June 30, 2021, 2020, and 2019 the weighted average rate for municipal leases is adjusted for a 24% combined federal and state tax rate since the interest from these leases is tax exempt. For 2018 it was adjusted for a 30% rate and all other years were for 37% rate.
(3)Net interest income divided by average interest-earning assets.
(4)See Part II, Item 7 - "Non-GAAP Financial Measures" for additional details.
(5)Nonperforming assets include nonaccruing loans including certain restructured loans and REO. At June 30, 2021, there were $5.5 million of restructured loans included in nonaccruing loans and $6.6 million, or 52.6%, of nonaccruing loans were current on their loan payments.
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
Overview
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in commercial real estate loans, construction and development loans, commercial and industrial loans, equipment finance leases, municipal leases, loans secured by first and second mortgages on one-to-four family residences including home equity loans, construction and land/lot loans, indirect automobile loans, and other consumer loans. We also originate one-to-four family loans, SBA loans, and HELOCs to sell to third parties. In addition, we invest in debt securities issued by United States Government agencies and GSEs, corporate bonds, commercial paper and certificates of deposit in other banks insured by the FDIC.
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
A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges and fees on deposit accounts, loan income and fees, gains on the sale of loans held for sale, and gains and losses from sales of debt securities.
An offset to net interest income is the provision for credit losses which is required to establish the ACL at a level that adequately provides for current expected credit losses inherent in our loan portfolio, off balance sheet commitments, and debt securities. Under the new CECL standard all financial assets measured at amortized cost and off balance sheet credit exposures, including loans, investment securities and unfunded commitments are evaluated for credit losses. See Note 1 "Summary of Significant Accounting Policies" in this report on Form 10-K for further discussion.
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
At June 30, 2021, we had 41 locations in North Carolina (including the Asheville metropolitan area, Piedmont region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City/Bristol, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley).
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
Since our Conversion in 2012, we have been busy implementing new lines of business, adding new markets, improving processes, and updating our systems. We now have the lines of business and markets necessary to continue our growth. Our focus over the next few years will be on strategic initiatives to enhance profitability by reducing ongoing costs and increasing revenues in our diversified maturing lines of business. The focus on the operating environment will be designed to maximize our new systems and create efficient scalable processes. In connection with profitability improvement initiatives, we recently announced the closure of nine branches and restructuring of our balance sheet with the prepayment of our remaining long-term borrowings. In addition, beginning July 1, 2021, the Bank brought its back-office SBA loan servicing process in-house, which is expected to provide additional servicing fee and gain on sale income. In aggregate, our approach is designated to lead to increased profitability and franchise value over time.
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

The following represent our critical accounting policies:
Allowance for Credit Losses or ACL.  The ACL reflects our estimate of credit losses that will result from the inability of our borrowers to make required loan payments. We record loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized. We use a systematic methodology to determine our ACL for loans held for investment and certain off-balance-sheet credit exposures. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. We consider the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The estimate of our ACL involves a high degree of judgment; therefore, our process for determining expected credit losses may result in a range of expected credit losses. Our ACL recorded in the balance sheet reflects our best estimate within the range of expected credit losses. We recognize in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. Our ACL is calculated using collectively evaluated and individually evaluated loans. See "Adoption of CECL Standard" in "Note 1 - Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of the adoption of CECL.
Goodwill and Intangibles. We review goodwill for potential impairment on an annual basis during the fourth quarter, or more often if events or circumstances indicate there may be impairment. In testing goodwill for impairment, we have the option to assess either qualitative or quantitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform a quantitative impairment test, otherwise no further analysis is required. Under the quantitative impairment test, the evaluation involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value an impairment charge is recognized for the difference, but limited by the amount of goodwill allocated to that reporting unit. Other identifiable intangible assets are evaluated for impairment if events or changes in circumstances indicate a possible impairment.
Non-GAAP Financial Measures
In addition to results presented in accordance with GAAP, this Form 10-K contains certain non-GAAP financial measures, which include: efficiency ratio; tangible book value per share; tangible equity to tangible assets ratio and the ratio of the allowance for credit losses to total loans excluding PPP loans and acquired loans. We believe these non-GAAP financial measures and ratios as presented are useful for both investors and management to understand the effects of certain items and provide an alternative view of our performance over time and in comparison to our competitors. These non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. They should not be considered in isolation or as a substitute for total stockholders' equity or operating results determined in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies.

Set forth below is a reconciliation to GAAP of our efficiency ratio:

(Dollars in thousands)	Year Ended June 30,
	2021	2020	2019	2018	2017
Noninterest expense	$131,182	$97,129	$90,134	$85,331	$90,259
Less: merger-related expenses	—	—	—	—	7,805
Less: branch closure and restructuring expenses	1,513	—	—	—	—
Less: prepayment penalties on borrowings	22,690	—	—	—	—
Noninterest expense – as adjusted	$106,979	$97,129	$90,134	$85,331	$82,454

Net interest income	$103,322	$104,104	$106,831	$101,330	$91,191
Plus: noninterest income	39,821	30,332	22,940	18,972	16,107
Plus: tax equivalent adjustment	1,267	1,190	1,173	1,559	2,354
Less: gain from sale of premises and equipment	—	—	—	164	385
Less: realized gain on sale of debt securities	—	—	—	—	22
Net interest income plus noninterest income – as adjusted	$144,410	$135,626	$130,944	$121,697	$109,245
Efficiency ratio - adjusted	74.08%	71.62%	68.83%	70.12%	75.48%
Efficiency ratio - unadjusted	91.64%	72.25%	69.46%	70.93%	84.12%

Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

(Dollars in thousands, except per share data)	June 30,
	2021	2020	2019	2018	2017
Total stockholders' equity	$396,519	$408,263	$408,896	$409,242	$397,647
Less: goodwill, core deposit intangibles, net of taxes	25,902	26,468	27,562	29,125	30,157
Tangible book value (1)	$370,617	$381,795	$381,334	$380,117	$367,490
Common shares outstanding	16,636,483	17,021,357	17,984,105	19,041,668	18,967,875
Tangible book value per share	$22.28	$22.43	$21.20	$19.96	$19.37
Book value per share	$23.83	$23.99	$22.74	$21.49	$20.96
_________________________________________________________________
(1)    Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

(Dollars in thousands)	June 30,
	2021	2020	2019	2018	2017
Tangible equity(1)	$370,617	$381,795	$381,334	$380,117	$367,490
Total assets	3,524,723	3,722,852	3,476,178	3,304,169	3,206,533
Less: goodwill, core deposit intangibles, net of taxes	25,902	26,468	27,562	29,125	30,157
Total tangible assets(2)	$3,498,821	$3,696,384	$3,448,616	$3,275,044	$3,176,376
Tangible equity to tangible assets	10.59%	10.33%	11.06%	11.61%	11.57%
_________________________________________________________________
(1)    Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.
(2)    Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of the allowance for credit losses to total loans and the allowance for credit losses as adjusted to exclude PPP loans:

(Dollars in thousands)	June 30,
	2021	2020
Total gross loans receivable (GAAP)	$2,733,267	$2,768,930
Less: PPP loans	46,650	80,697
Adjusted loans (non-GAAP)	$2,686,617	$2,688,233

Allowance for credit losses (GAAP)	$35,468	$28,072
Allowance for credit losses / Adjusted loans (non-GAAP)	1.32%	1.04%
_________________________________________________________________
(1) PPP loans are fully guaranteed loans by the U.S. government.

Recent Developments: COVID-19, the CARES Act, and Our Response
The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption resulted in business closures across the country, significant job loss, and aggressive measures by the federal government.
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the CARES Act (Coronavirus Aid, Relief, and Economic Security Act of 2020) was signed into law on March 27, 2020 as a $2.2 trillion legislative package. The purpose of the CARES Act was to prevent a severe economic downturn through various measures, including direct financial aid to families and economic stimulus to significantly impacted industry sectors. The package also included extensive emergency funding for hospitals and healthcare providers. On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law providing an additional $900 billion in stimulus relief. Effective February 24, 2021, the Biden Administration extended the national emergency declaration for one year due to COVID-19. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as the Consolidated Appropriations Act and regulatory relief efforts have had a material impact on our operations.
In response to the COVID-19 pandemic, we offered a variety of relief options designed to support our customers and the communities we serve. As businesses reopened and the economy started to improve, we began to see our markets return to some normalcy; however, we continue to monitor the impact of the new Delta variant of COVID-19 which has prompted many public health officials and municipalities to reinstate mask mandates and reconsider lifting pandemic restrictions. While it is not possible to know the full extent of the impact as of the date of this filing, set forth (below) are potentially material items of which we are aware.
See "Note 1 - Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
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
We participated in the SBA PPP during calendar years 2020 and 2021. During the quarter ended June 30, 2021, the program’s funds were depleted and subsequently we ended our participation. We originated a total of $112.0 million or 469 PPP loans under the program throughout the pandemic which included a total of $31.2 million in PPP loans for calendar year 2021. As of June 30, 2021, outstanding PPP loans totaled $46.7 million which included $1.1 million in net deferred fees that will be accreted into interest income over the remaining life of the loans unless the loans are forgiven, at which point these fees would be accelerated into income. We earned $1.8 million and $179,000 in fees through accretion including some accelerated accretion resulting from loan forgiveness for the years ended June 30, 2021 and 2020, respectively. We have worked with the SBA and our customers to forgive a total of $64.2 million in PPP loans during our participation in the program.
Loan Modifications. As of June 30, 2021, substantially all loans placed on full payment deferral during the pandemic had come out of deferral and borrowers are either making regular loan payments or interest-only payments until the latter part of calendar year 2021. As of June 30, 2021, we had $78.9 million in commercial loan deferrals on interest-only payments and only $107,000 in loans with full principal and interest payment deferrals compared to $551.3 million as of June 30, 2020. We continue to work with our customers to determine the best option for repayment of accrued interest on the deferred payments.
We believe the steps we have taken and continue to take are necessary to effectively manage our portfolio and assist our customers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic. In addition, we will continue to work with our customers to determine the best option for repayment of accrued interest on the deferred payments.
Allowance for Credit Losses. We recorded a benefit for credit losses of $7.1 million for the year ended June 30, 2021, compared to a $8.5 million provision in the year ended June 30, 2020. On July 1, 2020, we adopted the new CECL accounting standard with an allowance for credit losses which included the impact of COVID-19 based on the current expected credit losses. While leading economic indicators have improved as of June 30, 2021, we continue to maintain qualitative reserves in our allowance for credit losses which includes management's estimate of the impact for COVID-19. Under the prior incurred loss model, approximately $4.3 million of the prior year provision reflects probable credit losses related to COVID-19 based upon the conditions that existed as of June 30, 2020, including consideration for the downturn in certain leading economic indicators, such as the weaker stock market, lower manufacturing activity and retail sales, consumer confidence, and increases in unemployment with the remaining provision being driven by increased charge-offs and impairments in our commercial and equipment finance portfolios. The provision during the previous year was primarily related to the additional allowance stemming from our assessment of COVID-19 on the loan portfolio.
Branch Operations and Support Personnel. Throughout the pandemic we have provided banking services with a focus on the health and safety of our customers and employees. We continue to monitor the effects of customer behavior specific to in-person branch transactions and have experienced meaningful increases in digital banking activity and online deposit account openings. Partially in response to these changes, we recently announced our plans to close nine branches in North Carolina, Tennessee, and Virginia. We continue to respond to the banking needs of our customers whether through physical branch locations and/or digital banking services.
Capital. At June 30, 2021 and 2020, our tangible equity to total tangible assets ratio was 10.59% and 10.33%, respectively, and HomeTrust Bank’s capital was well in excess of all regulatory requirements. As a result of our strong capital levels, we are well positioned to face the challenges of the COVID-19 pandemic.
Accounting and Reporting Considerations. The CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. We have elected this as a policy change.
Also in response to the COVID-19 pandemic, the Federal Reserve, the FDIC, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the CFPB, in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to us include, but are not limited to:
•Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment.
•With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.
•While short-term COVID-19 modifications are in effect, these loans generally should not be reported as nonaccrual or as classified.
See "Risk Factors" under Part I, Item 1A for additional risks related to COVID-19.
Comparison of Financial Condition at June 30, 2021 and June 30, 2020
General.  Total assets and liabilities decreased by $198.1 million and $186.4 million, down to $3.5 billion and $3.1 billion, respectively, at June 30, 2021 as compared to June 30, 2020. The cumulative decrease of $201.6 million, or 41.8% in cash and cash equivalents, commercial paper, and certificates of deposit in other banks; along with the $169.8 million, or 6.1% increase in deposits was used to pay down borrowings by $360.0 million. The $16.4 million, or 21.2% increase in loans held for sale primarily relates to additional one-to-four family and home equity loans originated for sale during the period. The $15.2 million, or 39.1% decrease in other investments, at cost was due to FHLB stock being sold back in connection with the paydown of borrowings mentioned below.
On July 1, 2020, we adopted the CECL accounting standard in accordance with ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The cumulative effect adjustment from this change in accounting policy resulted in an increase in our allowance for credit losses for loans of $14.8 million, additional deferred tax assets of $3.9 million, additional reserve for unfunded loan commitments of $2.3 million, and a reduction to retained earnings of $13.2 million. In addition, an allowance for credit losses for commercial paper was established for $250,000 with a deferred tax asset of $58,000. The adoption of this ASU did not have an effect on available-for-sale debt securities for the year ended June 30, 2021.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents decreased $70.6 million, or 58.1%, to $51.0 million at June 30, 2021 from $121.6 million at June 30, 2020. The commercial paper balance decreased $115.4 million, or 37.8% to $189.6 million at June 30, 2021 from $305.0 million at June 30, 2020. Our investments in commercial paper have short-term maturities and limited exposure of $15.0 million per each highly-rated company.
Investments.  Debt securities available for sale increased $28.9 million, or 22.7%, to $156.5 million at June 30, 2021 compared to $127.5 million at June 30, 2020. During fiscal year 2021, $108.0 million of securities were purchased (primarily shorter term corporate bonds) partially offset by $61.5 million of securities which matured and $15.2 million of MBS principal repayments which were received. The overall higher levels of shorter-term corporate bonds provides us with higher yields compared to MBS and agency securities while remaining within our investment policy. At June 30, 2021, certificates of deposit in other banks decreased $15.6 million, or 28.0% to $40.1 million compared to $55.7 million at June 30, 2020. The decrease in certificates of deposit in other banks was due to $22.9 million in maturities partially offset by $7.3 million in purchases. All certificates of deposit in other banks are fully insured by the FDIC. On a quarterly basis, management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. All debt securities available for sale in an unrealized loss position as of June 30, 2021 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Other investments at cost decreased $15.2 million, or 39.1% to $23.7 million at June 30, 2021 from $38.9 million at June 30, 2020. Other investments at cost included SBIC investments, FRB stock, and FHLB stock totaling $10.2 million, $7.3 million, and $6.2 million, respectively. The overall decrease was driven by a $17.2 million, or 73.6% reduction in FHLB stock as a result of the payoff of borrowings during fiscal year 2021.

Loans held for sale. Loans held for sale increased to $93.5 million at June 30, 2021 from $77.2 million at June 30, 2020. The $16.4 million, or 21.2% increase was driven by a $9.7 million increase HELOCs originated for sale, a $3.8 million increase in mortgage loans originated for sale, and a $2.9 million increase in SBA commercial loans originated for sale.
Loans.  Total loans decreased $35.9 million, or 1.3%, to $2.7 billion at June 30, 2021 driven by PPP loan forgiveness totaling $64.2 million, the continued payoff of purchased HELOCs of $32.8 million, partially offset by $31.0 million in organic loan growth (which excludes PPP loans and purchases of home equity lines of credit).
Retail consumer and commercial loans consist of the following at the dates indicated:

					Percent of Total
(Dollars in thousands)	June 30,		Change		June 30,
	2021	2020	Amount	%	2021	2020
Commercial loans:
Commercial real estate	$1,142,276	$1,052,906	$89,370	8.5%	41.8%	38.0%
Construction and development	179,427	215,934	(36,507)	(16.9)	6.6	7.8
Commercial and industrial	141,341	154,825	(13,484)	(8.7)	5.2	5.6
Equipment finance	317,920	229,239	88,681	38.7	11.6	8.3
Municipal leases	140,421	127,987	12,434	9.7	5.1	4.6
PPP loans	46,650	80,697	(34,047)	(42.2)	1.7	2.9
Total commercial loans	1,968,035	1,861,588	106,447	5.7	72.0	67.2
Retail consumer loans:
One-to-four family	406,549	473,693	$(67,144)	(14.2)	14.9	17.0
HELOCs - originated	130,225	137,447	(7,222)	(5.3)	4.8	5.0
HELOCs - purchased	38,976	71,781	(32,805)	(45.7)	1.4	2.6
Construction and land/lots	66,027	81,859	(15,832)	(19.3)	2.4	3.0
Indirect auto finance	115,093	132,303	(17,210)	(13.0)	4.2	4.8
Consumer	8,362	10,259	(1,897)	(18.5)	0.3	0.4
Total retail consumer loans	765,232	907,342	(142,110)	(15.7)	28.0	32.8
Total loans	$2,733,267	$2,768,930	$(35,663)	(1.3)%	100.0%	100.0%
Asset quality. Nonperforming assets decreased by $3.5 million, or 21.3% to $12.8 million, or 0.36% of total assets, at June 30, 2021 compared to $16.3 million, or 0.44% of total assets at June 30, 2020. Nonperforming assets included $12.6 million in nonaccruing loans and $188,000 in REO at June 30, 2021, compared to $15.9 million and $337,000 in nonaccruing loans and REO, respectively, at June 30, 2020. The decrease in nonaccruing loans primarily relates to five loans totaling $3.3 million that were charged off or paid off during the fiscal year. Included in nonperforming loans at June 30, 2021 are $5.5 million of TDR loans of which $4.2 million were current at June 30, 2021, with respect to their modified payment terms. At June 30, 2021, $6.6 million, or 52.6%, of nonaccruing loans were current on their loan payments. The ratio of nonperforming loans to total loans was 0.46% at June 30, 2021 and 0.58% at June 30, 2020. Performing TDRs that were excluded from nonaccruing loans totaled $11.1 million and $13.2 million at June 30, 2021 and June 30, 2020, respectively.
The ratio of classified assets to total assets decreased to 0.76% at June 30, 2021 from 0.84% at June 30, 2020 due to the decrease in classified loans during fiscal 2021. Classified assets decreased to $26.7 million at June 30, 2021 compared to $31.1 million at June 30, 2020 primarily due to $5.7 million in payoffs, $1.6 million in charge-offs, and $950,000 in upgrades during the year ended June 30, 2021. Delinquent loans (loans delinquent 30 days or more) at June 30, 2021 were $7.1 million, or 0.3% of total loans compared to $16.1 million, or 0.6% of total loans at June 30, 2020.
Our overall asset quality metrics continue to demonstrate our commitment to growing and maintaining a loan portfolio with a moderate risk profile; however, we will remain diligent in our review of the portfolio and overall economy as we continue to maneuver through the uncertainty surrounding COVID-19. See "Recent Developments: COVID-19, the CARES Act, and Our Response" on page 57 for additional information regarding our response to COVID-19.
Allowance for credit losses. As previously mentioned, we adopted the CECL accounting standard in accordance with ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." See "Adoption of CECL Standard" in "Note 1 - Summary of Significant Accounting Policies," "Note 5 - Loans and Allowance for Credit Losses on Loans," and "Critical Accounting Policies – Allowance for Credit Losses" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of the adoption of CECL.
The allowance for credit losses was $35.5 million, or 1.30% of total loans, at June 30, 2021 compared to $28.1 million, or 1.01% of total loans, at June 30, 2020, which was primarily driven by additional allowance stemming from the our adoption of the new CECL accounting standard. The allowance for credit losses to total gross loans excluding PPP loans was 1.32% at June 30, 2021, compared to 1.04% at June 30, 2020.

There was a net benefit for credit losses of $7.1 million for the year ended June 30, 2021, compared to an $8.5 million provision for credit losses for fiscal year 2020. The net benefit for credit losses was primarily driven by changes in the economic forecast which improved in outlook since the adoption of the standard and a decline in the balance of total loans. Net charge-offs totaled $143,000 for the year ended June 30, 2021, compared to $1.9 million for fiscal year 2020. Net charge-offs as a percentage of average loans were 0.01% and 0.07% for the years ended June 30, 2021 and 2020, respectively.
Our individually evaluated loans are comprised of loans meeting certain thresholds, on nonaccrual status, and all TDRs, whether performing or on nonaccrual status under their restructured terms. Individually evaluated loans may be evaluated for reserve purposes using either the cash flow or the collateral valuation method. As of June 30, 2021, there were $8.8 million in loans individually evaluated. For more information on these individually evaluated loans, see "Note 5 - Loans and Allowance for Credit Losses on Loans" in this Quarterly Report on Form 10-Q.
Management believes the ACL as of June 30, 2021 was adequate to absorb the estimated losses in the loan portfolio at that date. While management believes the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the ACL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. Lastly, a further deterioration in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the ACL and may adversely affect our financial condition and results of operations.
Real estate owned.  REO decreased $149,000, or 44.2% to $188,000 at June 30, 2021 from $337,000 at June 30, 2020.
Deferred income taxes. Deferred income taxes increased $567,000, or 3.5%, to $16.9 million at June 30, 2021 from $16.3 million at June 30, 2020. The increase was primarily driven by a $1.7 million increase in deferred tax assets related to the allowance for credit losses partially offset by a $1.0 million increase in deferred tax liabilities related to the depreciable basis in premises and equipment and other deferred tax liabilities.
Other assets. Other assets increased $8.0 million, or 16.1%, to $57.5 million at June 30, 2021 from $49.5 million at June 30, 2020. The increase was driven by a $4.3 million increase in operating leases from our equipment finance line of business, a $1.4 million increase in current taxes receivable, a $1.1 million increase in SBA servicing assets, and a $897,000 increase in ROU assets, partially offset by decreases across various other assets.
Deposits.  Total deposits increased $169.8 million, or 6.1%, to $3.0 billion at June 30, 2021 from $2.8 billion at June 30, 2020. The increase was driven by a $436.2 million, or 21.3% increase in core deposits as a result of additional funds to customers from government stimulus and our focused effort to realign the deposit mix. Partially offsetting the increase was a managed runoff of certificates of deposit and brokered deposits totaling $266.4 million, or 36.0% down to $472.8 million at June 30, 2021.
Borrowings.  Total borrowings decreased $360.0 million, or 75.8% to $115.0 million at June 30, 2021 from $475.0 million at June 30, 2020 due to the early retirement of $475.0 million in long-term FHLB borrowings partially offset by $115.0 million in additional borrowings at lower rates and 30-day maturities.
Equity.  Stockholders’ equity at June 30, 2021 decreased $11.7 million, or 2.9% to $396.5 million from $408.3 million at June 30, 2020. Changes within stockholders' equity included $15.7 million in net income and $6.7 million in stock-based compensation and stock option exercises, offset by $13.4 million related to the adoption of the new CECL accounting standard, 733,347 shares of common stock being repurchased at an average cost of $22.03, or approximately $16.2 million in total, and $5.0 million related to cash dividends declared. As of June 30, 2021, we were considered "well capitalized" in accordance with the regulatory capital guidelines and exceeded all regulatory capital requirements. Tangible book value per share decreased $0.15, or 0.7% to $22.28 as of June 30, 2021 compared to $22.43 at June 30, 2020.

Average Balances, Interest and Average Yields/Cost
The following table sets forth the average balance sheet, interest income and expense, and average yields and costs for the years indicated. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Year Ended June 30,
	2021			2020			2019
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
Assets:
Interest-earning assets:
Loans receivable (1)	$2,819,180	$113,065	4.01%	$2,748,124	$123,364	4.49%	$2,633,298	$123,076	4.67%
Commercial paper and deposits in other banks	447,721	2,573	0.57%	385,208	7,699	2.00%	326,035	8,278	2.54%
Debt securities available for sale	137,863	2,024	1.47%	150,249	3,687	2.45%	145,344	3,443	2.37%
Other interest-earning assets(3)	36,519	2,338	6.40%	42,119	2,694	6.40%	46,360	3,590	7.74%
Total interest-earning assets	3,441,283	120,000	3.49%	3,325,700	137,444	4.13%	3,151,037	138,387	4.39%
Other assets	257,111			265,376			245,859
Total assets	$3,698,394			$3,591,076			$3,396,896
Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$609,754	$1,552	0.25%	$457,455	$1,627	0.36%	$462,933	$1,251	0.27%
Money market accounts	882,252	1,699	0.19%	767,315	6,910	0.90%	689,946	5,102	0.74%
Savings accounts	211,192	155	0.07%	166,588	195	0.12%	194,635	245	0.13%
Certificate accounts	568,284	5,964	1.05%	764,013	14,105	1.85%	596,727	9,159	1.53%
Total interest-bearing deposits	2,271,482	9,370	0.41%	2,155,371	22,837	1.06%	1,944,241	15,757	0.81%
Borrowings	416,822	6,041	1.45%	568,377	9,313	1.64%	672,186	14,626	2.18%
Total interest-bearing liabilities	2,688,304	15,411	0.57%	2,723,748	32,150	1.18%	2,616,427	30,383	1.16%
Noninterest-bearing deposits	550,265			365,634			307,420
Other liabilities	56,315			90,247			63,229
Total liabilities	3,294,884			3,179,629			2,987,076
Stockholders' equity	403,510			411,447			409,820
Total liabilities and stockholders' equity	$3,698,394			$3,591,076			$3,396,896
Net earning assets	$752,979			$601,952			$534,610
Average interest-earning assets to average interest-bearing liabilities	128.01%			122.10%			120.43%
Tax-equivalent:
Net interest income		$104,589			$105,294			$108,004
Interest rate spread			2.92%			2.95%			3.23%
Net interest margin(4)			3.04%			3.17%			3.43%
Non-tax-equivalent:
Net interest income		$103,322			$104,104			$106,831
Interest rate spread			2.88%			2.92%			3.19%
Net interest margin(4)			3.00%			3.13%			3.39%
(1)    The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2)    Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $1.3 million, $1.2 million, and $1.2 million for fiscal years ended June 30, 2021, 2020, and 2019, respectively, calculated based on a combined federal and state tax rate of 24% for all three years.
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

	Years Ended June 30,
	2021 Compared to 2020			2020 Compared to 2019
(Dollars in thousands)	Increase/ (Decrease) Due to		Total Increase/ (Decrease)	Increase/ (Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$3,235	$(13,534)	$(10,299)	$5,367	$(5,079)	$288
Commercial paper and deposits in other banks	1,249	(6,375)	(5,126)	1,502	(2,081)	(579)
Debt securities	(303)	(1,360)	(1,663)	116	128	244
Other	(357)	1	(356)	(328)	(568)	(896)
Total interest-earning assets	3,824	(21,268)	(17,444)	6,657	(7,600)	(943)
Interest-bearing liabilities:
Interest-bearing checking accounts	541	(616)	(75)	(15)	391	376
Money market accounts	1,035	(6,246)	(5,211)	572	1,236	1,808
Savings accounts	52	(92)	(40)	(35)	(15)	(50)
Certificate accounts	(3,612)	(4,529)	(8,141)	2,568	2,378	4,946
Borrowings	(2,484)	(788)	(3,272)	(2,258)	(3,055)	(5,313)
Total interest-bearing liabilities	$(4,468)	$(12,271)	$(16,739)	$832	$935	$1,767
Net decrease in tax equivalent interest income			$(705)			$(2,710)
Comparison of Results of Operations for the Years Ended June 30, 2021 and June 30, 2020
General.  Net income totaled $15.7 million, or $0.94 per diluted share for 2021, compared to $22.8 million, or $1.30 per diluted share for 2020. Earnings during 2021 were negatively impacted by $22.7 million in prepayment penalties on borrowings as well as a $1.5 million charge related to branch closure and restructuring expenses, which were partially offset by a $7.1 million benefit for credit losses compared an $8.5 million provision for credit losses in 2020.
On June 15, 2021, we announced a plan to close nine branches in North Carolina, Tennessee, and Virginia. The branch closures are part of our ongoing strategic initiatives to respond to changing customer preferences and will reduce operating expenses and provide additional company-wide efficiencies. The branch closure and restructuring expenses recognized for the year ended June 30, 2021 includes costs associated with impacted employees, impairment of an operating lease asset, the write-down of branch facilities, and other net costs. All applicable regulatory requirements have been met and the branch closures will occur on September 16, 2021.
Net Interest Income.  Net interest income for 2021 was $103.3 million, compared to $104.1 million for 2020. The $782,000, or 0.8% decrease was due to a $17.5 million decrease in interest and dividend income partially offset by a $16.7 million decrease in interest expense, both of which were driven primarily by the lower rate environment in the current year.
During 2021, average interest-earning assets increased $115.6 million, or 3.5% to $3.4 billion compared to $3.3 billion in the prior year. The average balance of total loans receivable increased by $71.1 million, or 2.6% compared to last year. The average balance of commercial paper and deposits in other banks increased $62.5 million, or 16.2% during 2021. These increases were funded by a $12.4 million, or 8.2% decrease in debt securities available for sale, a $5.6 million, or 13.3% decrease in other interest-earning assets and a $149.2 million, or 4.8% increase in average deposits (interest and noninterest-bearing) and borrowings as compared to last year. Net interest margin (on a fully taxable-equivalent basis) for 2021 decreased to 3.04% from 3.17% in prior year.
Interest Income.  Total interest and dividend income for 2021 decreased $17.5 million, or 12.9%, compared to 2020, which was driven by a $10.4 million, or 8.5% decrease in interest income from loans, a $5.1 million, or 66.6% decrease in interest income from commercial paper and deposits in other banks, a $1.7 million, or 45.1% decrease in interest income from debt securities available for sale, and a $356,000, or 13.2% decrease in interest income from other interest-earning assets. The lower interest income was driven by the decrease in market yields compared to the prior year. Average loan yields decreased 48 basis points to 4.01% for 2021 from 4.49% last year. For the years ended June 30, 2021 and 2020, average loan yields included seven and six basis points, respectively, from the accretion of purchase discounts on acquired loans. Average yields on commercial paper and deposits in other banks decreased 143 basis points to 0.57% for 2021 from 2.00% in the prior year. Average yields on debt securities available for sale decreased 98 basis points to 1.47% for 2021 from 2.45% in the prior year.
Interest Expense.  Total interest expense in 2021 decreased $16.7 million, or 52.1%, compared to 2020. The decrease was driven by a $13.5 million, or 59.0% decrease in interest expense on deposits and a $3.3 million, or 35.1% decrease in interest expense on borrowings compared to last year. The $116.1 million, or 5.4% increase in average interest-bearing deposits for 2021 was more than offset by the 65 basis point decrease down to 0.41% in the corresponding cost of deposits compared to 1.06% in 2020. Average borrowings for 2021 decreased $151.6 million, or 26.7% along with a 19 basis point decrease in the average cost of borrowings compared to last year. The overall average cost of funds decreased 61 basis points to 0.57% for 2021 compared to 1.18% last year due primarily to the impact of the lower amount of borrowings and reduced market rates.
Provision for Credit Losses.  During 2021, there was a net benefit for credit losses of $7.1 million compared to a $8.5 million provision for credit losses in 2020. As discussed earlier, the current year benefit was driven by changes in the economic forecast which continue to improve since the adoption of the CECL standard. See "Comparison of Financial Condition at June 30, 2021 and 2020 - Asset Quality and Allowance for Credit Losses" for additional details.
Noninterest Income.  Noninterest income in 2021 increased $9.5 million, or 31.3% to $39.8 million from $30.3 million in 2020 primarily due to a $7.4 million, or 74.5% increase in the gain on sale of loans held for sale and a $2.8 million, or 44.0% increase in other noninterest income, partially offset by a $299,000, or 3.2% decrease in service charges and fees on deposit accounts, and a $286,000, or 11.5% decrease in loan income and fees. The increase in the gain on sale of loans held for sale was primarily driven by an increase in sales of mortgage, SBA and home equity loans. There were $406.5 million of residential mortgage loans originated for sale which were sold with gains of $10.5 million compared to $203.9 million sold with gains of $5.4 million in the prior year. Included in the prior year's gain on sale of loans was an additional $1.3 million non-recurring gain related to $154.9 million one-to-four family portfolio loans reclassed to loans held for sale that were sold during the year. During 2021, $66.1 million of the guaranteed portion of SBA commercial loans were sold with recorded gains of $6.1 million compared to $38.1 million sold with gains of $2.8 million in 2020. In addition, $110.8 million of home equity loans were sold during 2021 with gains of $724,000 compared to $71.1 million sold with gains of $415,000 in 2020. The increase in other noninterest income primarily related to a $2.2 million, or 66.9% increase in operating lease income from the equipment finance line of business and a $538,000, or 63.4% increase in the investment services line of business. The decrease in service charges and fees on deposit accounts was primarily related to lower nonsufficient fund fees as customers decreased spending during the pandemic. The decrease in loan income and fees was primarily a result of lower fees from our adjustable rate conversion program.
Noninterest Expense.  Noninterest expense for 2021 increased $34.1 million, or 35.1% to $131.2 million compared to $97.1 million in 2020. The increase was primarily due to $22.7 million in prepayment penalties on borrowings and $1.5 million in branch closure and restructuring charges previously mentioned. In addition, there was a $6.2 million, or 11.0% increase in salaries and employee benefits; a $2.9 million, or 20.8% increase in other expenses, driven by depreciation from our equipment finance line of business; a $1.5 million, or 17.8% increase in computer services; an $899,000 increase in deposit insurance premiums as a result of credits issued by the FDIC being utilized in the prior year period; and a $293,000, or 3.2% increase in net occupancy expense. Partially offsetting these increases was a $686,000, or 48.3% decrease in core deposit intangible amortization and a cumulative decrease of $399,000, or 7.8% in telephone, postage, and supplies expense, and marketing and advertising expense for the year ended June 30, 2021 compared to last year. In addition, there was a $893,000, or 60.5% decrease in REO related expenses as a result of fewer properties held, no post-foreclosure writedowns, and a gain on the sale of REO in the current period compared to a loss last year.
Income Taxes.  Income tax expense for 2021 decreased $2.6 million, or 43.2% to $3.4 million from $6.0 million in 2020 as a result of lower taxable income. The effective tax rate for 2021 and 2020 was 17.9% and 20.9%, respectively. The lower effective tax rate in the current period compared to the prior period was driven by a comparable amount of tax-exempt income in each period compared to lower pre-tax book income for 2021. For more information on income taxes and deferred taxes, see "Note 12 - Income Taxes" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Comparison of Results of Operation for the Years Ended June 30, 2020 and June 30, 2019
General. During 2020, net income totaled $22.8 million, or $1.30 per diluted share for the year ended June 30, 2020, compared to $27.1 million, or $1.46 per diluted share for fiscal year 2019. Earnings during the year ended June 30, 2020 were negatively impacted by a significant increase in the provision for credit losses based on our assessment of COVID-19 on various macroeconomic factors. In addition, the decrease in interest rates over the past year has negatively affected our net interest margin.
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

Interest Income. Total interest and dividend income for 2020 decreased $960,000, or 0.7%, compared to 2019, which was driven by a $896,000, or 25.0% decrease in interest income on other interest-earning assets and a $579,000, or 7.0% decrease in interest income from commercial paper and interest-bearing deposits in other banks. The reduced income was a result of lower interest rates on commercial paper and other investments as well as lower interest earned on FHLB stock as borrowings were paid down during the year. The overall decreases were partially offset by a $271,000, or 0.2% increase in loan interest income and a $244,000, or 7.1% increase in interest income from debt securities available for sale. The additional loan interest income was driven by the increase in the average balance of loans receivable offset by a decrease in loan interest yield compared to the prior year. Average loan yields decreased by 18 basis points to 4.49% for the year ended June 30, 2020 from 4.67% last year. For the years ended June 30, 2020 and 2019, average loan yields included six and eight basis points, respectively, from the accretion of purchase discounts on acquired loans. The accretion on purchase discounts on acquired loans stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter prior to the adoption of ASU No. 206-13, we analyzed the cash flow assumptions on loan pools purchased and, at least semi-annually, we updated loss estimates, prepayment speeds, and other variables when analyzing cash flows. In addition to this accretion income, which was recognized over the estimated life of the loans pools, if a loan was removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses was recognized as an accretion gain in interest income. As a result, income from loan pools could be volatile from quarter to quarter as well as year over year.

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

Provision for Credit Losses. During 2020, there was an $8.5 million provision for credit losses, compared to a $5.7 million in 2019. As discussed earlier, the current year provision was driven by COVID-19 and increased charge-offs compared to prior year's provision which primarily related to one commercial relationship.

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
How We Measure Our Risk of Interest Rate Changes.  As part of our process to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk we continually analyze and manage assets and liabilities based on market conditions, their payment streams and interest rates, the timing of their maturities, their sensitivity to actual or potential changes in market interest rates, and interest rate sensitivities of our non-maturity deposits with respect to interest rates paid and the level of balances. The board of directors sets the asset and liability policy of HomeTrust Bank, which is implemented by management and an asset/liability committee whose members include certain members of senior management.
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
Depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the committee may in the future determine to increase our interest rate risk position somewhat in order to maintain or increase our net interest margin. In particular, during certain periods of stable or declining interest rates, we believe that the increased net interest income resulting from a mismatch in the maturity of our assets and liabilities portfolios may provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates. As a result of this philosophy, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines due to differences between long- and short-term interest rates.
The committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and our PVE. The committee also evaluates these impacts against the potential changes in net interest income and market value of our portfolio equity that are monitored by the board of directors of HomeTrust Bank generally on a quarterly basis.
Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates. The table presented here, as of June 30, 2021, is forward-looking information about our sensitivity to changes in interest rates. The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up and down 400 basis points. Given the current targeted federal funds rate is 0.00% to 0.25% making an immediate change of -200, -300 and -400 basis points improbable, a PVE calculation for a decrease of greater than 100 basis points has not been prepared. An increase in rates would increase our PVE because the repricing of nonmaturing deposits tend to lag behind the increase in market rates. This positive impact is partially offset by the negative effect from our loans with interest rate floors which will not adjust until such time as a  loan’s current interest rate adjusts to an increase in market rates which exceeds the interest rate floor. Conversely, in a falling interest rate environment these interest rate floors will assist in maintaining our net interest income. As of June 30, 2021, our loans with interest rate floors totaled approximately $543.5 million or 19.9% of our total loan portfolio and had a weighted average floor rate of 3.9%, $353.5 million of these loans were at their floor rate, of which $323.6 million, or 91.5%, had yields that would begin floating again once prime rates increase at least 200 basis points.

June 30, 2021
Change in Interest Rates in	Present Value Equity			PVE
Basis Points	Amount	$ Change	% Change	Ratio
(Dollars in Thousands)
+ 400	$812,406	$166,407	26%	24%
+ 300	786,659	140,660	22	23
+ 200	751,582	105,583	16	22
+ 100	704,238	58,239	9	20
Base	645,999	—	—	18
- 100	520,130	(125,869)	(19)	15

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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2021, HomeTrust Bank had an additional borrowing capacity of $289.4 million with the FHLB of Atlanta, a $92.9 million line of credit with the FRB, and three lines of credit with three unaffiliated banks totaling $100.0 million. Additionally, we classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At June 30, 2021, brokered deposits totaled $4.3 million or 0.2% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and debt securities, including mortgage-backed securities. On a stand-alone level we are a separate legal entity from HomeTrust Bank and must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of dividends or capital distributions from HomeTrust Bank, although there are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. At June 30, 2021, we (on an unconsolidated basis) had liquid assets of $9.6 million.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2021, the total approved loan commitments and unused lines of credit outstanding amounted to $401.1 million and $530.5 million, respectively, as compared to $199.4 million and $398.8 million, respectively, as of June 30, 2020. Certificates of deposit scheduled to mature in one year or less at June 30, 2021, totaled $392.9 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
During fiscal 2021, cash and cash equivalents decreased $70.6 million, or 58.1%, from $121.6 million as of June 30, 2020 to $51.0 million as of June 30, 2021. Cash used in financing activities of $229.7 million was partially offset by cash provided by investing activities of $156.3 million and operating activities of $2.8 million. Primary uses of cash during the year included the prepayment (or early retirement) of $475.0 million in borrowings, $108.0 million in purchases of debt securities available for sale, $22.7 million in prepayment penalties on borrowings, $16.2 million in common stock repurchases, $16.1 million in purchases of premises and equipment, $9.2 million in purchases of operating lease equipment, and $5.0 million in cash dividends. Primary sources of cash for the year ended June 30, 2021 included a $169.8 million increase in deposits, $116.2 million net decrease in commercial paper, $64.2 million decrease in loans, $61.5 million in maturing debt securities available for sale, $15.6 million in maturities of certificates of deposit in other banks, net of purchases, $15.2 million in principal repayments from MBSs, and $15.2 million in net redemptions of other investments. All sources and uses of cash reflect our cash management strategy to increase our higher yielding investments and loans by increasing lower costing borrowings and reducing our holdings of lower yielding investments.
During fiscal 2020, cash and cash equivalents increased $50.6, or 71.2%, from $71.0 million as of June 30, 2019 to $121.6 million as of June 30, 2020. Cash provided by financing activities of $217.6 million was partially offset by cash used in investing activities of $124.9 million and operating activities of $42.1 million. Primary sources of cash for the year ended June 30, 2020 included a $450.3 million increase in deposits, $154.9 million in loans not initially originated for sale were sold, $57.9 million in maturing debt securities available for sale, $14.5 million in principal repayments from MBSs, and $6.4 million in net redemptions of other investments. Primary uses of cash during the year included a $205.0 million decrease in borrowings, an increase in loans of $205.7 million, a net increase in commercial paper of $57.5 million, $77.2 million in purchases of debt securities available for sale, $3.7 million in purchases of certificates of deposit in other banks, net of maturities, $14.0 million in purchases of operating lease equipment, $4.6 million in cash dividends, and $24.5 million in common stock repurchases.
Contractual Obligations
The following table presents our significant contractual obligations at June 30, 2021:

(Dollars in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total
Borrowings	$115,000	$—	$—	$—	$115,000
Capital lease	134	279	292	1,702	2,407
Operating leases	1,405	2,223	863	2,375	6,866
Total contractual obligations	$116,539	$2,502	$1,155	$4,077	$124,273
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended June 30, 2021, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at June 30, 2021, is as follows:

(Dollars in thousands)

Undisbursed portion of construction loans	$277,600
Commitments to make loans	123,463
Unused lines of credit	530,505
Unused letters of credit	8,681
Total loan commitments	$940,249
Capital Resources
At June 30, 2021, stockholders' equity totaled $396.5 million. Management monitors our capital levels to provide for current and future business opportunities and to ensure HomeTrust Bank meets regulatory guidelines for “well-capitalized” institutions.
We are a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the BHCA and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in the same manner as those applicable to bank holding companies.
Both the Bank and us as a company are required to maintain specified levels of regulatory capital under federal banking regulations. The capital adequacy requirements are quantitative measures established by regulation that require us and the Bank to maintain minimum amounts and ratios of capital. Our company and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on our financial statements. At June 30, 2021, our company and the Bank both exceeded all regulatory capital requirements.
Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. As of June 30, 2021, the Bank was considered "well capitalized" in accordance with its regulatory capital guidelines and exceeded all regulatory capital requirements with Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios of 10.74%, 10.74%, 11.43%, and 9.81%, respectively. As of June 30, 2020, Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios were 10.91%, 10.91%, 11.77%, and 9.94%, respectively.
As of June 30, 2021, HomeTrust Bancshares, Inc. exceeded all regulatory capital requirements with Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios of 11.26%, 11.26%, 11.96%, and 10.29%, respectively. As of June 30, 2020, Common Equity Tier 1, Tier 1 Risk-Based, Total Risk-Based, and Tier 1 Leverage capital ratios were 11.26%, 11.26%, 12.12%, and 10.26%, respectively.

See Item 1, “Business-How We are Regulated,” and Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details on our capital requirements.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of HomeTrust Bancshares, Inc. and Subsidiary (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2021 expressed an unqualified opinion thereon.

Change in Accounting Principle
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective July 1, 2020 due to the adoption of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses on loans (“ACL”) was $35.5 million at June 30, 2021. The allowance is estimated by management using information about past events, current conditions and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company collectively evaluates loans that share similar risk characteristics and in general has segmented loans into pools by regulatory categories, resulting in the most significant portion of the ACL. A discounted cash flow method is used to evaluate the cash flows for each loan in each collectively evaluated pool which relies on a periodic tendency to default and absolute loss given default applied to a projective model of the pool’s cash flow while considering prepayment and principal curtailment effects. Management has determined that peer loss data provides the best basis for assessing expected credit losses and has incorporated macroeconomic drivers using a statistical regression modeling methodology, where considered appropriate, to adjust historical loss information for current conditions. Included in management’s systematic methodology is consideration of the need to qualitatively adjust the ACL for risks not already incorporated within the loss estimation process. The Company considers qualitative adjustments which can either increase or decrease the quantitative model within their qualitative framework.

We identified the allowance for credit losses as a critical audit matter. The principal considerations for our determination included the high degree of judgement and subjectivity involved in management’s determination of reasonable and supportable forecasts and the identification and measurement of qualitative adjustments. Auditing management’s judgements around those estimates involved a high degree of subjectivity, audit effort, and specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included:

•We obtained an understanding of the Company’s model and process for establishing the ACL, and evaluated the design and operating effectiveness of controls relating to management’s determination of the ACL, including:
◦Controls over the development of the allowance for credit losses model, including an independent validation of the model and selection of peer loss data,
◦Controls over the completeness and accuracy of data input into the model used to determine the ACL, and
◦Controls over management’s review and approval of the ACL, including management’s determination of a reasonable and supportable forecast and qualitative adjustments applied to address risks not already incorporated within the model.
•We evaluated management’s determination of reasonable and supportable forecasts, including comparing key factors to independent sources, as well as involving our valuation specialists in testing the application of forecasts in the model calculation.
•We evaluated management’s application of qualitative adjustments to the ACL, which included substantively testing management’s identification of risks not already incorporated within the model, the application of qualitative adjustments within the Company’s policy, and assessing completeness and accuracy of data used to develop qualitative adjustments, including substantively testing supporting calculations.
•We evaluated management’s judgments and assumptions related to the magnitude of qualitative adjustments for reasonableness by assessing relevant trends in credit quality and evaluating the relationship of the trends to the qualitative adjustments applied to the ACL.

/s/ DIXON HUGHES GOODMAN LLP

We have served as the Company's auditor since 2005.

Atlanta, Georgia
September 10, 2021

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors
HomeTrust Bancshares, Inc. and Subsidiary

Opinion on Internal Control Over Financial Reporting
We have audited HomeTrust Bancshares, Inc. and Subsidiary's (the “Company”) internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, HomeTrust Bancshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of June 30, 2021 and 2020, and for each of the three years in the period ended June 30, 2021, and our report dated September 10, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

Atlanta, Georgia
September 10, 2021

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30,
	2021	2020
Assets
Cash	$22,312	$31,908
Interest-bearing deposits	28,678	89,714
Cash and cash equivalents	50,990	121,622
Commercial paper	189,596	304,967
Certificates of deposit in other banks	40,122	55,689
Debt securities available for sale, at fair value (amortized cost of $154,493 and $124,918 at June 30, 2021 and June 30, 2020, respectively)	156,459	127,537
Other investments, at cost	23,710	38,946
Loans held for sale	93,539	77,177
Total loans, net of deferred loan fees and costs	2,733,267	2,769,119
Allowance for credit losses	(35,468)	(28,072)
Net loans	2,697,799	2,741,047
Premises and equipment, net	70,909	58,462
Accrued interest receivable	7,933	12,312
Real Estate Owned ("REO")	188	337
Deferred income taxes	16,901	16,334
Bank Owned Life Insurance ("BOLI")	93,108	92,187
Goodwill	25,638	25,638
Core deposit intangibles	343	1,078
Other assets	57,488	49,519
Total assets	$3,524,723	$3,722,852
Liabilities and stockholders’ equity
Liabilities
Deposits	$2,955,541	$2,785,756
Borrowings	115,000	475,000
Other liabilities	57,663	53,833
Total liabilities	3,128,204	3,314,589
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,636,483 shares issued and outstanding at June 30, 2021; 17,021,357 at June 30, 2020	167	170
Additional paid in capital	160,582	169,648
Retained earnings	240,075	242,776
Unearned Employee Stock Ownership Plan ("ESOP") shares	(5,819)	(6,348)
Accumulated other comprehensive income	1,514	2,017
Total stockholders’ equity	396,519	408,263
Total liabilities and stockholders’ equity	$3,524,723	$3,722,852
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Year Ended June 30,
	2021	2020	2019
Interest and dividend income
Loans	$111,798	$122,174	$121,903
Commercial paper and interest-bearing deposits	2,573	7,699	8,278
Debt securities available for sale	2,024	3,687	3,443
Other investments	2,338	2,694	3,590
Total interest and dividend income	118,733	136,254	137,214
Interest expense
Deposits	9,370	22,837	15,757
Borrowings	6,041	9,313	14,626
Total interest expense	15,411	32,150	30,383
Net interest income	103,322	104,104	106,831
Provision (benefit) for credit losses	(7,135)	8,500	5,700
Net interest income after provision (benefit) for credit losses	110,457	95,604	101,131
Noninterest income
Service charges and fees on deposit accounts	9,083	9,382	9,611
Loan income and fees	2,208	2,494	1,422
Gain on sale of loans held for sale	17,352	9,946	6,218
BOLI income	2,156	2,246	2,103
Operating lease income	5,601	3,356	936
Other, net	3,421	2,908	2,650
Total noninterest income	39,821	30,332	22,940
Noninterest expense
Salaries and employee benefits	62,956	56,709	52,291
Net occupancy expense	9,521	9,228	9,454
Computer services	9,607	8,153	7,664
Telephone, postage, and supplies	3,122	3,275	3,040
Marketing and advertising	1,626	1,872	1,853
Deposit insurance premiums	1,799	900	1,426
Loss (gain) on sale and impairment of REO	(65)	536	439
REO expense	647	939	874
Core deposit intangible amortization	735	1,421	2,029
Branch closure and restructuring expenses	1,513	—	—
Prepayment penalties on borrowings	22,690	—	—
Other	17,031	14,096	11,064
Total noninterest expense	131,182	97,129	90,134
Income before income taxes	19,096	28,807	33,937
Income tax expense	3,421	6,024	6,791
Net income	$15,675	$22,783	$27,146
Per share data:
Net income per common share:
Basic	$0.96	$1.34	$1.52
Diluted	$0.94	$1.30	$1.46
Average shares outstanding:
Basic	16,078,066	16,729,056	17,692,493
Diluted	16,495,115	17,292,239	18,393,184
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended June 30,
	2021	2020	2019
Net income	$15,675	$22,783	$27,146
Other comprehensive income (loss)
Unrealized holding gains (losses) on debt securities available for sale
Gains (losses) arising during the period	(653)	1,667	3,027
Deferred income tax benefit (expense)	150	(383)	(696)
Total other comprehensive income (loss)	(503)	1,284	2,331
Comprehensive Income	$15,172	$24,067	$29,477
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2018	19,041,668	$191	$217,480	$200,575	$(7,406)	$(1,598)	$409,242
Net income	—	—	—	27,146	—	—	27,146
Cash dividends declared on common stock, $0.18/common share	—	—	—	(3,176)	—	—	(3,176)
Stock repurchased	(1,149,785)	(11)	(30,627)	—	—	—	(30,638)
Granted restricted stock	23,625	—	—	—	—	—	—
Forfeited restricted stock	(4,300)	—	—	—	—	—	—
Retired stock	(7,414)	—	(205)	—	—	—	(205)
Exercised stock options	80,311	—	1,173	—	—	—	1,173
Stock option expense	—	—	736	—	—	—	736
Restricted stock expense	—	—	865	—	—	—	865
ESOP shares allocated	—	—	893	—	529	—	1,422
Other comprehensive income	—	—	—	—	—	2,331	2,331
Balance at June 30, 2019	17,984,105	$180	$190,315	$224,545	$(6,877)	$733	$408,896
Net income	—	—	—	22,783	—	—	22,783
Cash dividends declared on common stock, $0.27/common share	—	—	—	(4,552)	—	—	(4,552)
Stock repurchased	(1,114,094)	(12)	(24,472)	—	—	—	(24,484)
Granted restricted stock	56,306	—	—	—	—	—	—
Forfeited restricted stock	(3,400)	—	—	—	—	—	—
Retired stock	(8,474)		(222)				(222)
Exercised stock options	106,914	2	1,539	—	—	—	1,541
Stock option expense	—	—	717	—	—	—	717
Restricted stock expense	—	—	1,105	—	—	—	1,105
ESOP shares allocated	—	—	666	—	529	—	1,195
Other comprehensive income	—	—	—	—	—	1,284	1,284
Balance at June 30, 2020	17,021,357	$170	$169,648	$242,776	$(6,348)	$2,017	$408,263
Net income	—	—	—	15,675	—	—	15,675
Cumulative-effect adjustment due to the adoption of ASU 2016-13	—	—	—	(13,358)	—	—	(13,358)
Cash dividends declared on common stock, $0.31/common share	—	—	—	(5,018)	—	—	(5,018)
Stock repurchased	(733,347)	(8)	(16,147)	—	—	—	(16,155)
Granted restricted stock	45,260	—	—	—	—	—	—
Forfeited restricted stock	(6,575)	—	—	—	—	—	—
Retired stock	(9,106)	—	(204)	—	—	—	(204)
Exercised stock options	318,894	5	4,587	—	—	—	4,592
Stock option expense	—	—	632	—	—	—	632
Restricted stock expense	—	—	1,470	—	—	—	1,470
ESOP shares allocated	—	—	596	—	529	—	1,125
Other comprehensive income	—	—	—	—	—	(503)	(503)
Balance at June 30, 2021	16,636,483	$167	$160,582	$240,075	$(5,819)	$1,514	$396,519
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended June 30,
	2021	2020	2019
Operating activities:
Net income	$15,675	$22,783	$27,146
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (benefit) for credit losses	(7,135)	8,500	5,700
Depreciation	9,499	5,856	4,243
Deferred income tax expense	3,573	5,196	5,346
Net amortization and accretion	(997)	(5,352)	(6,828)
Prepayment penalties paid on borrowings	22,690	—	—
Loss (gain) on sale and impairment of REO	(65)	536	439
BOLI income	(2,156)	(2,246)	(2,103)
Gain on sale of loans held for sale	(17,352)	(9,946)	(6,218)
Origination of loans held for sale	(626,934)	(377,741)	(190,870)
Proceeds from sales of loans held for sale	600,784	313,967	174,973
Increase (decrease) in deferred loan costs, net	(72)	(187)	(768)
Increase in accrued interest receivable and other assets	(223)	(4,584)	(4,835)
Core deposit intangible amortization	735	1,421	2,029
ESOP compensation expense	1,125	1,195	1,422
Restricted stock and stock option expense	2,102	1,822	1,601
Decrease (increase) in other liabilities	1,507	(3,280)	(3,649)
Net cash provided by (used in) operating activities	2,756	(42,060)	7,628
Investing activities:
Purchase of debt securities available for sale	(107,988)	(77,228)	(34,675)
Proceeds from maturities of debt securities available for sale	61,470	57,894	38,430
Net proceeds (purchases) of commercial paper	116,227	(57,535)	(5,824)
Purchase of certificates of deposit in other banks	(7,321)	(32,949)	(18,154)
Maturities of certificates of deposit in other banks	22,888	29,265	33,086
Principal repayments of mortgage-backed securities	15,193	14,512	31,627
Net redemptions (purchases) of other investments	15,236	6,432	(3,447)
Proceeds from sale of loans not originated for sale	—	154,870	—
Net decrease (increase) in loans	64,226	(205,693)	(173,754)
Purchase of BOLI	(72)	(164)	(137)
Proceeds from redemption of BOLI	1,307	477	14
Purchase of equipment for operating leases	(9,232)	(13,993)	(16,578)
Purchase of premises and equipment	(16,081)	(2,925)	(2,124)
Proceeds from sale of REO	449	2,102	1,047
Net cash provided by (used in) investing activities	156,302	(124,935)	(150,489)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	Year Ended June 30,
	2021	2020	2019
Financing activities:
Net increase in deposits	169,785	450,291	131,004
Net increase (decrease) in borrowings	(382,690)	(205,000)	45,000
Common stock repurchased	(16,155)	(24,484)	(30,638)
Cash dividends paid	(5,018)	(4,552)	(3,176)
Retired stock	(204)	(222)	(205)
Exercised stock options	4,592	1,541	1,173
Net cash provided by (used in) financing activities	(229,690)	217,574	143,158
Net increase (decrease) in cash and cash equivalents	(70,632)	50,579	297
Cash and cash equivalents at beginning of period	121,622	71,043	70,746
Cash and cash equivalents at end of period	$50,990	$121,622	$71,043

	Year Ended June 30,
	2021	2020	2019
Supplemental disclosures:
Cash paid during the period for:
Interest	$16,446	$33,315	$28,997
Income taxes	532	1,686	1,549
Noncash transactions:
Unrealized gain (loss) in value of debt securities available for sale, net of income taxes	(503)	1,284	2,331
Transfers of loans to REO	236	46	731
Transfers from loans held for sale to total loans held for investment	27,140	98,288	—
Transfers of loans to held for sale from loans held for investment	—	240,453	5,794
New ROU assets - operating leases	2,586	5,296	—
Transfer of land from premises and equipment to other assets due to the adoption of ASU 2016-02	—	2,052	—
ACL due to the adoption of ASU 2016-13	17,347	—	—
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
On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law providing $900 billion in stimulus relief for the COVID-19 pandemic. The legislation extended certain relief provisions from the March CARES Act that were set to expire at the end of 2020. This new legislation extended the relief to financial institutions to suspend TDR assessment and reporting requirements under GAAP for loan modifications to the earlier of 60 days after the national emergency termination date or January 1, 2022. The legislation included additional funding for businesses that did not receive PPP funds under the CARES Act, especially minority- and women-owned businesses. In addition, it allowed businesses another opportunity to borrow PPP funds if they can show losses of 25% or more in 2020 based on their 2020 revenue. At the year ended June 30, 2021, the program’s funds were depleted and subsequently the Company ended its participation.
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
Effective February 24, 2021, the Biden Administration extended the national emergency declaration for one year due to COVID-19.
See "Note 5 – Loans and Allowance for Credit Losses on Loans" for more information on COVID-19 specific loans that have been modified or in deferral.
Accounting Principles
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States (“US GAAP”).

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Principles of Consolidation and Subsidiary Activities
The accompanying consolidated financial statements include the accounts of HomeTrust, the Bank, and its wholly-owned subsidiary, WNCSC at or for the years ended June 30, 2021, 2020, and 2019. WNCSC owns office buildings in Asheville, North Carolina that are leased to the Bank. All intercompany items have been eliminated.
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
Commercial Paper
Commercial paper includes highly liquid short-term debt of investment graded corporations with maturities less than one year. These instruments are typically purchased at a discount based on prevailing interest rates and do not exceed $15,000 per issuer.
Debt Securities
The Company classifies debt securities as trading, available for sale, or held to maturity.
Debt securities available for sale are carried at fair value. These securities are used to execute asset/liability management strategies, manage liquidity, and leverage capital, and therefore may be sold prior to maturity. Adjustments for unrealized gains or losses, net of the income tax effect, are made to accumulated other comprehensive income, a separate component of total stockholders’ equity.
Securities held to maturity are stated at cost, net of unamortized balances of premiums and discounts. When these securities are purchased, the Company intends to and has the ability to hold such securities until maturity.
Management no longer evaluates securities for other than temporary impairment, as ASC Subtopic 326-30, "Financial Instruments—Credit Losses—Available-for-Sale Debt Securities," changes the accounting for recognizing impairment on available-for-sale debt securities. Each quarter management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. See "Adoption of CECL Standard" below for additional details.
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
Loan Segments and Classes
The Company’s loan portfolio is grouped into two segments (commercial loans and retail consumer loans) and into various classes within each segment. The Company originates, services, and manages its loans based on these segments and classes. The Company’s portfolio segments and classes within those segments are subject to risks that could have an adverse impact on the credit quality of the loan portfolio. Management identified the risks described below as significant risks that are generally similar among the loan segments and classes.
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
Originated home equity lines of credit are often secured by second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render the Company’s second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lien holders that may further weaken collateral positions. Further, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination. From time to time, the Company purchases certain HELOCs from a third party. The credit risk characteristics are different for these loans since they were not originated by the Company and the collateral is located outside the Company’s market area, primarily in several western states. The Company established an allowance for credit losses based on the historical losses of the portfolio. The Company monitors the performance of these loans and adjusts the allowance for credit losses as necessary.
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
Allowance for Credit Losses
See "Adoption of CECL standard" below for details.
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
Real Estate Owned
REO consists of real estate acquired as a result of customers’ loan defaults. REO is stated at the fair value of the property net of the estimated costs of disposal with a charge to the allowance for credit losses upon foreclosure, if necessary. Any write-downs subsequent to foreclosure are charged against operating earnings. To the extent recoverable, costs relating to the development and improvement of property are capitalized, whereas those costs relating to holding the property are charged to expense.
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
The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of June 30, 2021 and 2020, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2017.
Employee Benefit Plans
The KSOP is comprised of two components, the 401(k) Plan and the ESOP. The KSOP benefits employees with at least 1,000 hours of service during a 12-month period and who have attained age 21.
Under the 401(k), the Company matches employee contributions at 50% of employee deferrals up to 6% of each employee’s compensation. The Company may also make discretionary profit sharing contributions for the benefit of all eligible participants as long as total contributions do not exceed applicable limitations. Employer contributions vest in 20% increments for years two through six, becoming fully vested after six years of service, based on the employee's entry date.
Under the ESOP, the amount of the Bank's annual contribution is discretionary; however, it must be sufficient to pay the annual loan payment to the Company. Shares released are allocated to each eligible participant based on the ratio of each participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. Forfeited shares are reallocated among other participants in the Plan. At the discretion of the Bank, cash dividends, when paid on allocated shares, are distributed to participants’ accounts, paid in cash to the participants, or used to repay the principal and interest on the ESOP loan used to acquire Company stock on which dividends were paid. Cash dividends on unallocated shares are used to repay the outstanding debt of the ESOP. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to the Company over a 20-year period. Unearned ESOP shares are shown as a reduction of stockholders’ equity. The Company recognizes compensation expense equal to the fair value of the Company’s ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is recognized as additional paid in capital. The Company recognizes a tax deduction equal to the cost of the shares released. Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.
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
Comprehensive Income
Comprehensive income consists of net income and net unrealized gains (losses) on debt securities available for sale and is presented in the consolidated statements of comprehensive income.
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
Net income is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings, or absorb losses. See Note 15 for further discussion on the Company’s EPS.
Adoption of CECL Standard
On July 1, 2020, the Company adopted ASU No. 2016-13, "Financial Instruments-Credit Losses ("Topic 326"): Measurement of Credit Losses on Financial Instruments", sometimes referred to herein as ASU 2016-13. Topic 326 was subsequently amended by ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses; ASU No. 2019-05, Codification Improvements to Topic 326, Financial Instruments-Credit Losses; and ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This standard applies to all financial assets measured at amortized cost and off balance sheet credit exposures, including loans, debt securities and unfunded commitments. The Company applied the standard’s provisions using the modified retrospective method as a cumulative effect adjustment to retained earnings as of July 1, 2020. With this transition method, the Company did not have to restate comparative prior periods presented in the financial statements related to Topic 326, but will present comparative prior period disclosures using the previous accounting guidance for the allowance for loan losses. This adoption method is considered a change in accounting principle requiring additional disclosure regarding the nature of and reason for the change, which is solely a result of the adoption of the required standard.
ACL – Debt Securities
Management uses a systematic methodology to determine its ACL for debt securities held to maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held-to-maturity portfolio to determine whether a valuation account would need to be recorded. The Company currently has no debt securities held to maturity.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on debt securities and does not record an allowance for credit losses on accrued interest receivable. As of June 30, 2021, the accrued interest receivable for debt securities available for sale was $754.
The Company’s estimate of expected credit losses includes a measure of the expected risk of credit loss even if that risk is remote. However, the Company does not measure expected credit losses on a debt security in which historical credit loss information adjusted for current

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

conditions and reasonable and supportable forecast results in an expectation that nonpayment of the amortized cost basis is zero. Management does not expect nonpayment of the amortized cost basis to be zero solely on the basis of the current value of collateral securing the security but, instead, also considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. government agencies, residential MBS of U.S. government agencies and GSEs, and municipal bonds. All of the U.S. government agencies and U.S. government agency backed securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal bonds that do not have a zero expected credit loss will be evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value.
Management no longer evaluates securities for credit impairment, as ASC Subtopic 326-30, "Financial Instruments—Credit Losses—Available-for-Sale Debt Securities," changes the accounting for recognizing impairment on available-for-sale debt securities. Each quarter management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a DCF method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses in the Consolidated Statements of Income.
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
For collectively evaluated loans, the Company uses a DCF method for each loan in a pool, and the results are aggregated at the pool level. A periodic tendency to default and absolute loss given default are applied to a projective model of the pool’s cash flow while considering prepayment and principal curtailment effects. The analysis produces expected cash flows for each instrument in the pool by pairing loan-level term information (maturity date, payment amount, interest rate, etc.) with top-down pool assumptions (default rates, prepayment speeds). The Company has identified the following portfolio segments for the current calculation: one-to-four family construction, one-to-four family mortgage – jr. lien, one-to-four family mortgage – sr. lien, commercial and industrial, commercial leases, construction – multi-family, construction – non-owner-occupied, construction – owner occupied, consumer – auto, consumer – other, consumer – revolving, farmland, land and lot, multifamily, municipal leases, non-owner-occupied CRE, owner occupied CRE, and HELOCs. PPP loans are fully guaranteed by the SBA; therefore, management estimates a zero reserve for PPP loans within its allowance for credit losses.
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
Included in its systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures, management considers the need to qualitatively adjust expected credit losses for risks not already captured in the loss estimation process. These qualitative adjustments can either increase or decrease the quantitative model estimation (i.e. formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework that include the following: 1) lending policies and procedures, 2) credit review function, 3) experience and depth of management and staff, 4) external factors, and 5) actual and expected changes in economic and business conditions.
When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. For these individually evaluated loans, the Company maintains specific book balance thresholds for retail or consumer loans, commercial loans, municipal and equipment leases, and unsecured commercial loans. Management would adjust these thresholds if future analysis suggests a change is needed based on the credit environment at that time. Generally, individually evaluated loans other than TDRs are on nonaccrual status. Based on the thresholds above, financial assets will generally remain in pools unless they meet the dollar threshold or foreclosure is expected. The expected credit losses on individually evaluated loans will be estimated based on DCF analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms are not considered to be unique to the asset.
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
The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offset to the provision for credit losses. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. See "Note 5 – Loans and Allowance for Credit Losses on Loans" for additional details related to the Company's off-balance-sheet credit exposure. The current adjustment to the ACL for unfunded commitments would be recognized through the provision for credit losses in the Statement of Income.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model. The Company adopted this ASU on July 1, 2020, applying the modified-retrospective method. Related to the implementation of this ASU, the Company recorded additional ACL on financial instruments of $15,059, additional deferred tax assets of $3,989, additional reserve for unfunded commitments of $2,288, and a reduction to retained earnings of $13,358. The adoption of this ASU did not have an effect on AFS debt securities. See "Adoption of CECL Standard" above and "Note 5 – Loans and Allowance for Credit Losses on Loans" for additional details related to the adoption of this ASU.

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
In October 2020, the FASB issued ASU 2020-09, "Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762." This ASU updates financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities and affiliates whose securities are pledged as collateral for registered securities. The amendments in this ASU are effective January 4, 2021. The adoption did not have an effect on the Company's Consolidated Financial Statements.
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
2. Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$18,975	$135	$(37)	$19,073
Residential MBS of U.S. government agencies and GSEs	42,119	1,339	(54)	43,404
Municipal bonds	9,098	453	—	9,551
Corporate bonds	84,301	257	(127)	84,431
Total	$154,493	$2,184	$(218)	$156,459

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

	June 30, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$34,615	$34,684
Due after one year through five years	73,249	73,633
Due after five years through ten years	4,510	4,738
Due after ten years	—	—
Mortgage-backed securities	42,119	43,404
Total	$154,493	$156,459

	June 30, 2020
	Amortized Cost	Estimated Fair Value
Due within one year	$29,190	$29,247
Due after one year through five years	44,881	45,516
Due after five years through ten years	2,434	2,630
Due after ten years	1,784	1,789
Mortgage-backed securities	46,629	48,355
Total	$124,918	$127,537
The Company had no sales of debt securities available for sale during the years ended June 30, 2021, 2020, and 2019. There were no gross realized gains or losses for the years ended June 30, 2021, 2020, and 2019.
Debt securities available for sale with amortized costs totaling $97,603 and $82,888 and market values of $98,890 and $84,456 at June 30, 2021 and June 30, 2020, respectively, were pledged as collateral to secure various public deposits and borrowings.
The gross unrealized losses and the fair value for debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2021 and June 30, 2020 were as follows:

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$14,963	$(37)	$—	$—	$14,963	$(37)
Residential MBS of U.S. government agencies and GSEs	5,212	(28)	1,205	(26)	6,417	(54)
Corporate bonds	19,873	(127)	—	—	19,873	(127)
Total	$40,048	$(192)	$1,205	$(26)	$41,253	$(218)

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
The total number of securities with unrealized losses at June 30, 2021, and June 30, 2020 were 28 and 24, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of June 30, 2021 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Account Policies" for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
3.    Other Investments
Other investments, at cost consist of the following at the dates indicated:

	June 30,
	2021	2020
FHLB of Atlanta stock	$6,153	$23,309
FRB stock	7,386	7,368
SBIC investments	10,171	8,269
Total	$23,710	$38,946
As a requirement for membership, the Bank invests in the stock of both the FHLB of Atlanta and the FRB. No ready market exists for these securities so carrying value approximates their fair value based on the redemption provisions of the FHLB of Atlanta and the FRB, respectively. SBIC investments are equity securities without a readily determinable fair value and are recorded at cost.
4.    Loans Held For Sale
Loans held for sale as of the dates indicated consist of the following:

	June 30,
	2021	2020
One-to-four family	$31,873	$28,152
SBA	4,160	1,240
HELOCs	57,506	47,785
Total	$93,539	$77,177

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

5. Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated:

	June 30,
	2021	2020 (1)
Commercial loans:
Commercial real estate	$1,142,276	$1,052,906
Construction and development	179,427	215,934
Commercial and industrial	141,341	154,825
Equipment finance	317,920	229,239
Municipal leases	140,421	127,987
PPP loans	46,650	80,697
Total commercial loans	1,968,035	1,861,588
Retail consumer loans:
One-to-four family	406,549	473,693
HELOCs - originated	130,225	137,447
HELOCs - purchased	38,976	71,781
Construction and land/lots	66,027	81,859
Indirect auto finance	115,093	132,303
Consumer	8,362	10,259
Total retail consumer loans	765,232	907,342
Total loans	2,733,267	2,768,930
Deferred loan costs, net (2)	—	189
Total loans, net of deferred loan fees and costs	2,733,267	2,769,119
Allowance for credit losses	(35,468)	(28,072)
Net loans	$2,697,799	$2,741,047
________
(1) The June 30, 2020 information in the above table reflects the loan portfolio prior to the adoption of ASU 2016-13. This information was reported as shown in the below tables under "loans and the related ACL, by segment and class, prior to the adoption of ASU 2016-13", with the acquired loans being net of earned income and related discounts, which includes the credit discount on the acquired credit impaired loans.
(2) In accordance with the adoption of ASU 2016-13, the loan portfolio is shown at the amortized cost basis as of June 30, 2021, to include net deferred cost of $117 and unamortized discount total related to loans acquired of $3,123. Accrued interest receivable at June 30, 2021 of $7,339 is accounted for separately from the amortized cost basis. The ACL at June 30, 2020 includes the valuation allowance on PCI loans of $182.
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, and FHLB of Atlanta stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers and directors and their associates during the ordinary course of business. The aggregate amount of loans to related parties totaled approximately $245 and $1,498 at June 30, 2021 and 2020, respectively. In relation to these loans are unfunded commitments that totaled approximately $11 and $54 at June 30, 2021 and 2020, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the credit risk profile by risk grade for commercial loans by origination year:

	Term Loans By Origination Fiscal Year
June 30,	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial real estate
Risk rating:
Pass	$227,850	$177,691	$142,407	$158,147	$158,525	$220,834	$25,860	$1,111,314
Special mention	—	—	—	16,951	1,256	3,092	—	21,299
Substandard	—	—	—	630	4,993	3,642	398	9,663
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	227,850	177,691	142,407	175,728	164,774	227,568	26,258	1,142,276
Construction and development
Risk rating:
Pass	18,262	6,523	10,349	6,008	2,693	7,153	123,843	174,831
Special mention	—	—	—	—	—	286	3,827	4,113
Substandard	—	—	—	—	—	482	—	482
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	1	—	1
Total construction and development	18,262	6,523	10,349	6,008	2,693	7,922	127,670	179,427
Commercial and industrial
Risk rating:
Pass	29,606	14,010	18,826	10,759	15,346	10,589	36,165	135,301
Special mention	—	21	438	110	32	125	37	763
Substandard	31	33	300	—	—	83	4,829	5,276
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	1	—	1
Total commercial and industrial	29,637	14,064	19,564	10,869	15,378	10,798	41,031	141,341
Equipment finance
Risk rating:
Pass	154,685	104,681	53,178	4,773	—	—	—	317,317
Special mention	—	—		—	—	—	—	—
Substandard	—	—	323	—	—	—	—	323
Doubtful	—	—	280	—	—	—	—	280
Loss	—	—	—	—	—	—	—	—
Total equipment finance	154,685	104,681	53,781	4,773	—	—	—	317,920
Municipal leases
Risk rating:
Pass	23,358	19,240	14,005	17,979	9,738	47,144	8,700	140,164
Special mention	—	—	—	—	—	257	—	257
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss		—	—	—	—	—	—	—
Total municipal leases	23,358	19,240	14,005	17,979	9,738	47,401	8,700	140,421
PPP loans
Risk rating:
Pass	29,667	16,983	—	—	—	—	—	46,650
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total PPP loans	29,667	16,983	—	—	—	—	—	46,650
Total commercial loans
Risk rating:
Pass	483,428	339,128	238,765	197,666	186,302	285,720	194,568	1,925,577
Special mention	—	21	438	17,061	1,288	3,760	3,864	26,432
Substandard	31	33	623	630	4,993	4,207	5,227	15,744
Doubtful	—	—	280	—	—	—	—	280
Loss	—	—	—	—	—	2	—	2
Total commercial loans	$483,459	$339,182	$240,106	$215,357	$192,583	$293,689	$203,659	$1,968,035

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the credit risk profile by risk grade for retail consumer loans by origination year:

	Term Loans By Origination Fiscal Year
June 30,	2021	2020	2019	2018	2017	Prior	Revolving	Total
One-to-four family
Risk rating:
Pass	$72,723	$52,987	$46,958	$40,461	$37,361	$143,531	$4,345	$398,366
Special mention	—	—	—	—	27	1,084	—	1,111
Substandard	246	981	—	216	86	5,037	—	6,566
Doubtful	—	—	—	—	—	191	—	191
Loss	—	—	—	—	—	315	—	315
Total one-to-four family	72,969	53,968	46,958	40,677	37,474	150,158	4,345	406,549
HELOC's - originated
Risk rating:
Pass	2,767	465	1,294	217	716	9,469	114,048	128,976
Special mention	—	—	—	—	—	12	—	12
Substandard	—	—	159	—	38	935	105	1,237
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOC's - originated	2,767	465	1,453	217	754	10,416	114,153	130,225
HELOC's - purchased
Risk rating:
Pass	—	—	—	—	—	—	38,523	38,523
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	453	453
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOC's - purchased	—	—	—	—	—	—	38,976	38,976
Construction and land/lots
Risk rating:
Pass	4,244	12,133	2,357	956	—	3,558	42,267	65,515
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	96	—	416	—	512
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land/lots	4,244	12,133	2,357	1,052	—	3,974	42,267	66,027
Indirect auto finance
Risk rating:
Pass	42,128	27,134	16,224	18,853	7,561	2,061	—	113,961
Special mention	—	—	—	—	—	—	—	—
Substandard	29	415	195	273	143	75	—	1,130
Doubtful	—	—	—	—	—	—	—	—
Loss	2	—	—	—	—	—	—	2
Total indirect auto finance	42,159	27,549	16,419	19,126	7,704	2,136	—	115,093
Consumer loans
Risk rating:
Pass	1,344	1,019	5,204	252	90	91	288	8,288
Special mention	—	—	—	14	—	—	—	14
Substandard	—	3	19	11	4	10	11	58
Doubtful	—	—	—	—	—	—	—	—
Loss	—	1	1	—	—	—	—	2
Total consumer loans	1,344	1,023	5,224	277	94	101	299	8,362
Total retail consumer loans
Risk rating:
Pass	123,206	93,738	72,037	60,739	45,728	158,710	199,471	753,629
Special mention	—	—	—	14	27	1,096	—	1,137
Substandard	275	1,399	373	596	271	6,473	569	9,956
Doubtful	—	—	—	—	—	191	—	191
Loss	2	1	1	—	—	315	—	319
Total retail consumer loans	$123,483	$95,138	$72,411	$61,349	$46,026	$166,785	$200,040	$765,232

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the credit risk profile by risk grade for total non-purchased and purchased performing consumer and commercial loans, prior to the adoption of ASU 2016-13:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2020
Commercial loans:
Commercial real estate	$1,028,709	$7,580	$10,779	$—	$16	$1,047,084
Construction and development	212,370	2,723	250	1	—	215,344
Commercial and industrial	130,202	20,439	2,622	—	—	153,263
Equipment finance	228,288	150	801	—	—	229,239
Municipal leases	127,706	281	—	—	—	127,987
PPP loans	80,697	—	—	—	—	80,697
Retail consumer loans:
One-to-four family	458,248	1,724	9,042	206	—	469,220
HELOCs - originated	134,697	902	1,848	—	—	137,447
HELOCs - purchased	71,119	—	662	—	—	71,781
Construction and land/lots	81,112	—	402	—	—	81,514
Indirect auto finance	130,975	—	1,328		—	132,303
Consumer	9,894	4	361	—	—	10,259
Total loans	$2,694,017	$33,803	$28,095	$207	$16	$2,756,138
The following table presents the credit risk profile by risk grade for PCI consumer and commercial loans, prior to adoption of ASU 2016-13:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2020
Commercial loans:
Commercial real estate	$3,181	$1,742	$899	$—	$—	$5,822
Construction and development	271	—	319	—	—	590
Commercial and industrial	1,556	—	3	—	3	1,562
Retail consumer loans:
One-to-four family	2,994	465	1,014	—	—	4,473
Construction and land/lots	108	—	237	—	—	345
Total loans	$8,110	$2,207	$2,472	$—	$3	$12,792

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents an aging analysis of past due loans by segment and class:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2021
Commercial loans:
Commercial real estate	$396	$1,680	$2,076	$1,140,200	$1,142,276
Construction and development	—	37	37	179,390	179,427
Commercial and industrial	634	19	653	140,688	141,341
Equipment finance	—	347	347	317,573	317,920
Municipal leases	—	—	—	140,421	140,421
PPP loans	—	—	—	46,650	46,650
Retail consumer loans:
One-to-four family	1,112	1,124	2,236	404,313	406,549
HELOCs - originated	290	186	476	129,749	130,225
HELOCs - purchased	198	79	277	38,699	38,976
Construction and land/lots	6	35	41	65,986	66,027
Indirect auto finance	299	259	558	114,535	115,093
Consumer	378	36	414	7,948	8,362
Total loans	$3,313	$3,802	$7,115	$2,726,152	$2,733,267
The following table presents an aging analysis of past due loans by segment and class, prior to the adoption of ASU 2016-13:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2020
Commercial loans:
Commercial real estate	$4,528	$2,892	$7,420	$1,045,486	$1,052,906
Construction and development	293	341	634	215,300	215,934
Commercial and industrial	—	91	91	154,734	154,825
Equipment finance	303	498	801	228,438	229,239
Municipal leases	—	—	—	127,987	127,987
PPP loans	—	—	—	80,697	80,697
Retail consumer loans:
One-to-four family	1,679	3,147	4,826	468,867	473,693
HELOCs - originated	442	310	752	136,695	137,447
HELOCs - purchased	214	47	261	71,520	71,781
Construction and land/lots	—	252	252	81,607	81,859
Indirect auto finance	756	285	1,041	131,262	132,303
Consumer	30	25	55	10,204	10,259
Total loans	$8,245	$7,888	$16,133	$2,752,797	$2,768,930

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the year ended June 30, 2021.

	June 30, 2021	June 30, 2020	90 Days + & still accruing as of June 30, 2021	Nonaccrual with no allowance as of June 30, 2021	Interest income recognized
Commercial loans:
Commercial real estate	$7,015	$8,869	$—	$3,849	$280
Construction and development	482	465	—	80	41
Commercial and industrial	49	259	—	24	15
Equipment finance	630	801	—	275	160
Retail consumer loans:
One-to-four family	2,625	3,582	—	807	160
HELOCs - originated	476	531	—	—	37
HELOCs - purchased	453	662	—	—	23
Construction and land/lots	22	37	—	—	—
Indirect auto finance	438	668	—	—	37
Consumer	416	49	—	—	9
Total loans	$12,606	$15,923	$—	$5,035	$762
The decrease in the nonaccrual balance in the above schedule, compared to June 30, 2020, is mainly due to the payoffs and charge offs of five loans totaling $3,298, and the addition to nonaccrual loans of $486 of PCI loans, formerly accounted for as credit impaired loans, prior to the adoption of ASU 2016-13, partially offset by two equipment finance loans moving into nonaccrual during the fiscal year. These loans were previously excluded from nonaccrual loans. The adoption of CECL resulted in the discontinuation of pool-level accounting for acquired credit impaired loans which was replaced with a loan-level evaluation for nonaccrual status.
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
The Company’s loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follows:

	June 30,
	2021	2020
Performing TDRs	$11,088	$13,153
The following table presents a breakdown of the provision (benefit) for credit losses included in our Consolidated Statements of Income:

	Year Ended June 30,
	2021	2020
Provision (benefit) for credit losses:
Loans	$(7,270)	$8,500
Off-balance-sheet credit exposure	35	—
Commercial paper	100	—
Total provision (benefit) for credit losses	$(7,135)	$8,500

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents an analysis of the ACL on loans by segment:

	Year Ended June 30, 2021
	Commercial	Retail Consumer	Total
Balance at beginning of period	$21,116	$6,956	$28,072
Impact of adoption ASU 2016-13	4,073	10,736	14,809
Benefit for credit losses	(758)	(6,512)	(7,270)
Charge-offs	(1,977)	(1,556)	(3,533)
Recoveries	2,292	1,098	3,390
Net recoveries (charge-offs)	315	(458)	(143)
Balance at end of period	$24,746	$10,722	$35,468
The following table presents an analysis of ALL by segment, prior to the adoption of ASU 2016-13:

	Year Ended June 30, 2020
	PCI	Commercial	Retail Consumer	Total
Balance at beginning of period	$201	$14,809	$6,419	$21,429
Provision (benefit) for credit losses	(19)	8,656	(137)	8,500
Charge-offs	—	(2,961)	(855)	(3,816)
Recoveries	—	480	1,479	1,959
Balance at end of period	$182	$20,984	$6,906	$28,072

	Year Ended June 30, 2019
	PCI	Commercial	Retail Consumer	Total
Balance at beginning of period	$483	$13,050	$7,527	$21,060
Provision (benefit) for credit losses	(282)	7,226	(1,244)	5,700
Charge-offs	—	(6,273)	(1,136)	(7,409)
Recoveries	—	806	1,272	2,078
Balance at end of period	$201	$14,809	$6,419	$21,429

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents ending balances of loans and the related ACL, by segment and class:

	Allowance for Credit Losses			Total Loans Receivable
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
June 30, 2021
Commercial loans:
Commercial real estate	$456	$12,826	$13,282	$5,729	$1,136,547	$1,142,276
Construction and development	—	1,801	1,801	80	179,347	179,427
Commercial and industrial	9	2,583	2,592	760	140,581	141,341
Equipment finance	—	6,537	6,537	275	317,645	317,920
Municipal leases	—	534	534	—	140,421	140,421
PPP loans	—	—	—	—	46,650	46,650
Retail consumer loans:
One-to-four family	2	5,407	5,409	1,977	404,572	406,549
HELOCs - originated	—	1,512	1,512	—	130,225	130,225
HELOCs - purchased	—	452	452	—	38,976	38,976
Construction and land/lots	—	812	812	—	66,027	66,027
Indirect auto finance	—	2,367	2,367	—	115,093	115,093
Consumer	—	170	170	—	8,362	8,362
Total	$467	$35,001	$35,468	$8,821	$2,724,446	$2,733,267
The following table presents ending balances of loans and the related ALL, by segment and class, prior to the adoption of ASU 2016-13:

	Allowance for Loan Losses				Total Loans Receivable
	PCI	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated	Total	PCI	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated	Total
June 30, 2020
Commercial loans:
Commercial real estate	$113	$961	$10,731	$11,805	$5,822	$7,924	$1,039,160	$1,052,906
Construction and development	4	5	3,599	3,608	590	299	215,045	215,934
Commercial and industrial	15	31	2,153	2,199	1,562	852	152,411	154,825
Equipment finance	—	209	2,598	2,807	—	801	228,438	229,239
Municipal leases	—	—	697	697	—	—	127,987	127,987
PPP loans	—	—	—	—	—	—	80,697	80,697
Retail consumer loans:
One-to-four family	17	52	2,400	2,469	4,473	4,304	464,916	473,693
HELOCs - originated	—	—	1,344	1,344	—	—	137,447	137,447
HELOCs - purchased	—	—	430	430	—	—	71,781	71,781
Construction and land/lots	33	—	1,409	1,442	345	296	81,218	81,859
Indirect auto finance	—	—	1,136	1,136	—	10	132,293	132,303
Consumer	—	—	135	135	—	—	10,259	10,259
Total	$182	$1,258	$26,632	$28,072	$12,792	$14,486	$2,741,652	$2,768,930
Prior to the adoption of ASU 2016-13, loans acquired from acquisitions were initially excluded from the allowance for loan losses in accordance with the acquisition method of accounting for business combinations. The Company recorded these loans at fair value, which includes a credit discount, therefore, no allowance for credit losses is established for these acquired loans at acquisition. A provision for loan losses was recorded for any further deterioration in these acquired loans subsequent to the acquisition.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents impaired loans and the related allowance, by segment and class, excluding PCI loans, prior to the adoption of ASU 2016-13:

	Total Impaired Loans
	Unpaid Principal Balance	Recorded Investment With a Recorded Allowance	Recorded Investment With No Recorded Allowance	Total Recorded Investment	Related Recorded Allowance
June 30, 2020
Commercial loans:
Commercial real estate	$10,401	$8,062	$1,068	$9,130	$976
Construction and development	1,785	818	80	898	11
Commercial and industrial	9,782	1,058	26	1,084	34
Equipment finance	2,631	303	498	801	209
Retail consumer loans:
One-to-four family	16,560	10,805	3,374	14,179	412
HELOCs - originated	2,087	1,585	53	1,638	43
HELOCs - purchased	662	662	—	662	3
Construction and land/lots	1,585	749	296	1,045	13
Indirect auto finance	1,075	486	241	727	5
Consumer	297	38	27	65	2
Total impaired loans	$46,865	$24,566	$5,663	$30,229	$1,708
The table above includes $15,743 of recorded investments in impaired loans that were not individually evaluated because these loans did not meet the Company’s threshold for individual impairment evaluation. The recorded allowance above includes $450 related to these loans that were not individually evaluated.
The following table presents average recorded investments in impaired loans and interest income recognized on impaired loans, prior to the adoption of ASU 2016-13:

	Year Ended June 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans:
Commercial real estate	$8,661	$336	$5,026	466
Construction and development	1,218	54	1,779	65
Commercial and industrial	868	236	315	249
Equipment finance	652	29	192	37
Retail consumer loans:
One-to-four family	14,796	687	17,319	950
HELOCs - originated	1,698	99	1,005	63
HELOCs - purchased	533	41	320	13
Construction and land/lots	1,149	83	1,441	94
Indirect auto finance	547	53	373	29
Consumer	194	7	1,328	67
Total loans	$30,316	$1,625	$29,098	$2,033

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents a summary of changes in the accretable yield for PCI loans, prior to the adoption of ASU 2016-13:

	Year Ended June 30,
	2020	2019
Accretable yield, beginning of period	$5,259	$5,734
Reclass from nonaccretable yield (1)	458	576
Other changes, net (2)	(316)	1,018
Interest income	(1,496)	(2,069)
Accretable yield, end of period	$3,905	$5,259
______________________________
(1)    Represents changes attributable to expected losses assumptions.
(2)    Represents changes in cash flows expected to be collected due to the impact of modifications, changes in prepayment assumptions, and changes in interest rates

In estimating ECL, ASC 326 prescribes that if foreclosure is expected, a CDA is required to be measured at the fair value of collateral, but as a practical expedient, if foreclosure is not expected, fair value measurement is optional. For those CDA loans measured at the fair value of collateral, a credit loss expense is recorded for loan amounts in excess of fair value. The following table provides a breakdown between loans identified as CDAs and non-CDAs, by segment and class, and securing collateral, as well as collateral coverage for those loans:

	Type of Collateral and Extent to Which Collateral Secures Financial Assets
	Residential Property	Investment Property	Commercial Property	Business Assets	Financial Assets Not Considered Collateral Dependent	Total
June 30, 2021
Commercial loans:
Commercial real estate	$—	$3,421	$2,308	$—	$1,136,547	$1,142,276
Construction and development	—	80	—	—	179,347	179,427
Commercial and industrial	—	—	—	25	141,316	141,341
Equipment finance	—	—	—	—	317,920	317,920
Municipal finance	—	—	—	—	140,421	140,421
PPP loans	—	—	—	—	46,650	46,650
Retail consumer loans:
One-to-four family	807	—	—	—	405,742	406,549
HELOCs - originated	—	—	—	—	130,225	130,225
HELOCs - purchased	—	—	—	—	38,976	38,976
Construction and land/lots	—	—	—	—	66,027	66,027
Indirect auto finance	—	—	—	—	115,093	115,093
Consumer	—	—	—	—	8,362	8,362
Total	$807	$3,501	$2,308	$25	$2,726,626	$2,733,267
Total collateral value	$1,160	$3,602	$2,723	$26

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents a breakdown of the types of concessions made on TDRs by loan class for the periods indicated below:

	Year Ended June 30,
	2021			2020			2019
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Commercial:
Commercial real estate	—	$—	$—	1	$88	$86	—	$—	$—
Retail consumer:
One-to-four family	—	—	—	—	—	—	1	85	84
Total below market interest rate	—	—	—	1	88	86	1	85	84
Extended payment terms:
Commercial:
Commercial and industrial	—	—	—	1	826	826	—	—	—
Retail consumer:
One-to-four family	—	—	—	2	70	61	1	34	34
Indirect auto finance	2	28	27	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	2	34	33
Total extended payment terms	2	28	27	3	896	887	3	68	67
Other TDRs:
Commercial:
Commercial real estate	1	4,408	3,421	1	30	21	3	5,440	5,427
Construction and development	—	—	—	1	182	79	1	182	182
Retail consumer:
One-to-four family	4	269	256	5	511	502	18	1,452	1,433
HELOCs - originated	2	53	74	1	27	27	—	—	—
Construction and land/lots	1	225	213	—	—	—	1	29	28
Indirect auto finance	13	180	131	3	63	49	1	33	26
Consumer	1	27	13	—	—	—	1	2	2
Total other TDRs	22	5,162	4,108	11	813	678	21	1,516	1,489
Total	24	$5,190	$4,135	15	$1,797	$1,651	25	$1,669	$1,640

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the periods indicated below:

	Year Ended June 30,
	2021		2020		2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Commercial:
Construction and development	—	$—	1	$79	—	$—
Retail consumer:
One-to-four family	—	—	—	—	1	72
Consumer	—	—	—	—	1	2
Indirect auto finance	1	30	—	—	—	—
Total	1	$30	1	$79	2	$74
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
Modifications and deferrals in response to COVID-19
Beginning in March 2020, the Company began offering short-term loan modifications for full deferral of principal and interest to assist borrowers during the COVID-19 pandemic. The CARES Act along with a joint agency statement issued by banking agencies and confirmed by FASB staff stated that short-term modifications made in response to COVID-19 are not considered TDRs. Accordingly, the Company does not account for such loan modifications as TDRs.
The Bank offered payment and financial relief programs for borrowers impacted by COVID-19. These programs include full principal and interest loan payment deferrals for up to 90 days (which can be renewed for another 90 days under certain circumstances) waived late fees, and suspension of foreclosure proceedings and repossessions. Since March 2020, the Company received numerous requests from borrowers for some type of payment relief; however, substantially all full principal and interest payment deferrals have ended and borrowers are again making regular loan payments. The breakout of loans deferred by loan type as of the dates indicated is as follows:

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Principal and Interest Deferrals by Loan Types (1)(2)
	June 30,
	2021		2020
	Deferral	Percent of Total Loan Portfolio	Deferral	Percent of Total Loan Portfolio
Lodging	$—	—%	$108,171	4.0%
Other commercial real estate, construction and development, and commercial and industrial	—	—	367,443	13.7
Equipment finance	—	—	33,693	1.3
One-to-four family	—	—	36,821	1.4
Other consumer loans	107	—	5,203	0.2
Total	$107	—%	$551,331	20.5%
___________________________
(1)    Modified loans are not included in classified assets or nonperforming asset.
(2)    Principal and interest is being deferred.
Substantially all loans placed on principal and interest payment deferral during the pandemic have come out of deferral as of June 30, 2021. However, the Company has allowed for continued relief to borrowers in the form of interest-only payments for certain loans that were originally placed on full principal and interest payment deferral. As of June 30, 2021, the Company had $78,850 in commercial loans on interest-only payments for a period of time no greater than 12 months before requiring that they return to their original contractual payments.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

6. Premises and Equipment
Premises and equipment as of the dates indicated consist of the following:

	June 30,
	2021	2020
Land	$25,488	$20,785
Office buildings	68,861	59,333
Furniture, fixtures and equipment	16,244	15,724
Total	110,593	95,842
Less accumulated depreciation	(39,684)	(37,380)
Premises and equipment, net	$70,909	$58,462
7. Accrued Interest Receivable
Accrued interest receivable as of the dates indicated consists of the following:

	June 30,
	2021	2020
Loans	$7,043	$11,360
Debt securities available for sale	754	710
Other	136	242
Total	$7,933	$12,312

8. Goodwill and Core Deposit Intangibles
The carrying amount of the Company's goodwill was $25,638 as of June 30, 2021 and 2020. Amortization expense related to core deposit intangibles was $735, $1,421, and $2,029 for the years ended June 30, 2021, 2020, and 2019, respectively. As of June 30, 2021, the estimated amortization expense for each of the next five years is as follows:

2022	$250
2023	90
2024	3
2025	—
2026	—
Total	$343

9. Deposit Accounts
Deposit accounts at the dates indicated consist of the following:

			Weighted Average Interest Rates
	June 30,		June 30,
	2021	2020	2021	2020
Noninterest-bearing accounts	$636,414	$429,901	—%	—%
NOW accounts	644,958	582,299	0.09%	0.10%
Money market accounts	975,001	836,738	0.15%	0.46%
Savings accounts	226,391	197,676	0.06%	0.07%
Certificates of deposit	472,777	739,142	0.74%	1.45%
Total	$2,955,541	$2,785,756	0.19%	0.54%
Deposits received from executive officers and directors and their associates totaled approximately $4,618 and $4,307 at June 30, 2021 and 2020, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

As of June 30, 2021, maturities of certificates of deposit are as follows:

2022	$392,869
2023	52,103
2024	16,086
2025	5,264
2026	6,455
Thereafter	—
Total	$472,777
Certificates of deposit with balances of $250 or greater totaled $75,447 and $118,308 at June 30, 2021 and 2020, respectively. Generally, deposit amounts in excess of $250 are not federally insured.
Interest expense on deposits at the dates indicated consists of the following:

	June 30,
	2021	2020	2019
NOW accounts	$1,553	$1,627	$1,251
Money market accounts	1,699	6,910	5,102
Savings accounts	155	195	245
Certificates of deposit	5,963	14,105	9,159
Total	$9,370	$22,837	$15,757

10. Borrowings
Borrowings consist of the following at the dates indicated:

	June 30,
	2021		2020
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$115,000	0.16%	$475,000	1.39%
The scheduled maturity dates, call dates, and related interest rates on FHLB advances at June 30, 2021:

Maturity Date	Interest Rate	Outstanding Amount
7/14/2021	0.15%	$100,000
7/16/2021	0.19%	15,000
		$115,000
All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, FHLB stock, and certain investment securities were pledged as collateral to secure the FHLB advances.
At June 30, 2021 and 2020, the Company had the ability to borrow $289,411 and $186,222, respectively, in additional FHLB advances. At June 30, 2021 and 2020, the Company had an unused line of credit with the FRB for $92,913 and $109,242, respectively. At June 30, 2021 and 2020, the Company had unused lines of credit with three unaffiliated banks for $100,000.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

11. Leases
As Lessee - Operating Leases
The Company's operating leases primarily include office space and bank branches. Certain leases include one or more options to renew, with renewal terms that can extend the lease term up to 15 additional years. The exercise of lease renewal options is at our sole discretion. When it is reasonably certain that the Company will exercise our option to renew or extend the lease term, that option is included in estimating the value of the ROU and lease liability. At June 30, 2021, the Company had one lease that had not yet commenced for which it had created a ROU asset and a lease liability. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the Company's lease agreements include periodic rate adjustments for inflation. The depreciable life of ROU assets and leasehold improvements are limited to the shorter of the useful life or the expected lease term. Leases with an initial term of 12 months or less are not recorded on the Company's Consolidated Balance Sheets. The Company recognize lease expenses for these leases over the lease term.
The following tables present supplemental balance sheet information related to operating leases. ROU assets are included in other assets and lease liabilities are included in other liabilities.

	June 30,
	2021	2020
Supplemental balance sheet information:
ROU assets	$5,498	$4,601
Lease liabilities	$5,926	$4,590
Weighted-average remaining lease terms	9.49	5.02
Weighted-average discount rate	3.18%	2.97%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at June 30, 2021:

Fiscal year ending June 30:
2022	$1,405
2023	1,347
2024	876
2025	492
2026	371
Thereafter	2,375
Total of future minimum payments	$6,866
The following table presents components of operating lease expense for the year ended:

	Year Ended June 30,
	2021	2020
Operating lease cost (included in occupancy expense)	$1,818	$1,821
Sublease income (included in other, net noninterest income)	(223)	(242)
Total operating lease expense, net	$1,595	$1,579
As Lessee - Finance Lease
The Company currently leases land for one of its branch office locations under a finance lease. The ROU asset for the finance lease totaled $2,052 at June 30, 2021 and 2020 and is included in other assets. The corresponding lease liability totaled $1,804 and $1,843 at June 30, 2021 and 2020, respectively, and is included in other liabilities. For the year ended June 30, 2021 and 2020, interest expense on the lease liability totaled $95 and $97, respectively. The finance lease has a maturity date of July 2028 and a discount rate of 5.18%.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following schedule summarizes aggregate future minimum lease payments under this finance lease obligation at June 30, 2021:

Fiscal year ending June 30:
2022	$134
2023	134
2024	145
2025	146
2026	146
Thereafter	1,702
Total minimum lease payments	2,407
Less: amount representing interest	(603)
Present value of net minimum lease payments	$1,804
Supplemental lease cash flow information for the year ended June 30:

	Year Ended June 30,
	2021	2020
ROU assets - noncash additions (operating leases)	$2,586	$5,296
ROU assets - noncash addition (finance lease)	—	2,052
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	2,036	2,142
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	134	134
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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from 1 to 5 years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $25,932 and $21,595 with a residual value of $15,330 and $12,370 as of June 30, 2021 and 2020, respectively. For the years ended June 30, 2021 and 2020, equipment finance operating lease income totaled $5,601 and $3,356, respectively. For the years ended June 30, 2021 and 2020, depreciation expense totaled $5,864 and $2,394, respectively.
The following schedule summarizes aggregate future minimum operating lease payments to be received at June 30, 2021:

Fiscal year ending June 30:
2022	$1,684
2023	5,705
2024	3,890
2025	1,685
2026	449
Thereafter	127
Total of future minimum payments	$13,540

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

As Lessor - Finance Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment. For the years ended June 30, 2021 and 2020, total interest income on equipment finance leases totaled $2,444 and $1,595, respectively.
The following table presents components of finance lease net investment included within equipment finance class of financing receivables:

	June 30,
	2021	2020
Lease receivables	$63,279	$44,927
The following schedule summarizes aggregate future minimum finance lease payments to be received at June 30, 2021:

Fiscal year ending June 30:
2022	$18,597
2023	18,116
2024	15,126
2025	10,016
2026	5,869
Thereafter	2,599
Total minimum payments	70,323
Less: amount representing interest	(7,044)
Total	$63,279

12. Income Taxes
Income tax expense as of the dates indicated consisted of:

	Year Ended June 30,
	2021	2020	2019
Current:
Federal	$(340)	$80	$755
State	188	748	690
Total current expense (benefit)	(152)	828	1,445
Deferred:
Federal	3,374	5,184	5,404
State	199	12	267
Adjustment due to the Tax Act	—	—	(325)
Total deferred expense	3,573	5,196	5,346
Total income tax expense	$3,421	$6,024	$6,791

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences for the periods indicated:

	Year Ended June 30,
	2021		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate
Tax at federal income tax rate	$4,010	21%	$6,049	21%	$7,127	21%
Increase (decrease) resulting from:
Tax exempt income	(911)	(5)%	(872)	(3)%	(855)	(2)%
Change in valuation allowance for deferred tax assets, allocated to income tax expense	—	—%	—	—%	(325)	(1)%
State tax, net of federal benefit	306	2%	600	2%	756	2%
Other	16	—%	247	1%	88	—%
Total	$3,421	18%	$6,024	21%	$6,791	20%
The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at June 30, 2021 and 2020 are presented below:

	June 30,
	2021	2020
Deferred tax assets:
Allowance for credit losses	$8,158	$6,456
Deferred compensation and post-retirement benefits	8,349	8,637
Impairments on real estate owned	110	198
Other than temporary impairment on investments	2,205	2,207
Net operating loss carryforward	4,489	4,513
Discount from business combination	2,474	2,192
Stock compensation plans	2,166	2,279
Other	1,412	1,274
Total gross deferred tax assets	29,363	27,756
Deferred tax (liabilities):
Depreciable basis of fixed assets	(6,555)	(6,017)
Deferred loan fees	(753)	(603)
FHLB stock, book basis in excess of tax	(89)	(89)
Unrealized gain on debt securities available for sale	(452)	(602)
Other	(4,613)	(4,111)
Total gross deferred tax liabilities	(12,462)	(11,422)
Net deferred tax assets	$16,901	$16,334
The Company had federal NOL carry forwards of $21,377 and $21,488 as of June 30, 2021 and June 30, 2020, respectively, with a recorded tax benefit of $4,489 and $4,513 included in deferred tax assets. The majority of these NOLs will expire for federal tax purposes from 2028 through 2036, if not previously used.
Retained earnings at June 30, 2021 and 2020 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2017.
13. Employee Benefit Plans
The HomeTrust Bank KSOP Plan is comprised of two components, the 401(k) Plan and the ESOP. The KSOP benefits employees with at least 1,000 hours of service during a 12-month period and who have attained age 21. Under the 401(k), the Company matches employee contributions at 50% of employee deferrals up to 6% of each employee’s compensation. The Company may also make discretionary profit sharing contributions for the benefit of all eligible participants as long as total contributions do not exceed applicable limitations. Employees become fully vested in the Company’s contributions after six years of service. Under the ESOP, the amount of the Bank's annual contribution is discretionary; however, it must be sufficient to pay the annual loan payment to the Company.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company’s expense for 401(k) contributions to this plan was $914, $782, and $810 for the years ended June 30, 2021, 2020, and 2019, respectively. The Company's expense related to the ESOP for the fiscal years ended June 30, 2021, 2020, and 2019 was $1,125, $1,195, and $1,422, respectively.
Shares held by the ESOP at the dates indicated include the following:

	June 30,
	2021	2020
Unallocated ESOP shares	581,900	634,800
Allocated ESOP shares	449,650	370,300
ESOP shares committed to be released	26,450	52,900
Total ESOP shares	1,058,000	1,058,000
Fair value of unallocated ESOP shares	$16,235	$10,157
Post-retirement health care benefits are provided to certain key officers under the Company’s Executive Medical Care Plan (“EMCP”). The EMCP is unfunded and is not qualified under the IRC. Plan expense for the years ended June 30, 2021, 2020, and 2019 was $263, $260, and $210, respectively. Total accrued expenses related to this plan included in other liabilities were $5,444 and $5,301, respectively, as of June 30, 2021 and 2020.
14. Deferred Compensation Agreements
The Company’s Director Emeritus Plans (“Plans”) provide certain benefits to Emeritus Directors for providing current advisory services to the Company. The Plans are unfunded and are not qualified under the IRC. Plan benefits vary by participant and are payable to a designated beneficiary in the event of death. The Company records an expense based on the present value of expected future benefits. Plan expenses for the years ended June 30, 2021, 2020, and 2019 were $392, $398, and $410, respectively. Total accrued expenses related to these plans included in other liabilities were $7,576 and $7,895, respectively, as of June 30, 2021 and 2020.
The Company has deferred compensation agreements with certain members of the Company’s Board of Directors. The future payments related to these agreements are to be funded with life insurance contracts which are payable to the Company at the time of the director’s death. For the years ended June 30, 2021, 2020, and 2019 deferred compensation expense was $18, $21, and $28, respectively.
The net cash surrender value of the related life insurance policies and deferred compensation liability as of the dates indicated are detailed below:

	June 30,
	2021	2020
Net cash surrender value of life insurance, related to deferred compensation	$6,481	$7,463
Deferred compensation liability, included in other liabilities	$675	$771
Long term deferred compensation and supplemental retirement plans are provided to certain key current and former officers. These plans are unfunded and are not qualified under the IRC. The benefits will vary by participant and are payable to a designated beneficiary in the event of death.  Plan expenses for the years ended June 30, 2021, 2020, and 2019 were $653, $783, and $771, respectively. Total accrued expenses related to these plans included in other liabilities were $17,900 and $18,743, as of June 30, 2021 and 2020, respectively.
In addition, the Company has a deferred compensation plan provided to certain officers and directors. The plan allows the participants to defer any of their annual compensation, including bonus payments, up to the maximum allowed for each participant. The plan is unfunded and is not qualified under the IRC. Plan expenses for the years ended June 30, 2021, 2020, and 2019 were $164, $208, and $223, respectively. The total deferred compensation plan payable included in other liabilities was $4,617 and $4,779, respectively as of June 30, 2021 and 2020.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

15. Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Year Ended June 30,
	2021	2020	2019
Numerator:
Net income	$15,675	$22,783	$27,146
Allocation of earnings to participating securities	(145)	(194)	(189)
Numerator for basic EPS - Net income available to common stockholders	$15,530	$22,589	$26,957
Effect of dilutive securities:
Dilutive effect to participating securities	4	6	7
Numerator for diluted EPS	$15,534	$22,595	$26,964
Denominator:
Weighted-average common shares outstanding - basic	16,078,066	16,729,056	17,692,493
Effect of dilutive shares	417,049	563,183	700,691
Weighted-average common shares outstanding - diluted	16,495,115	17,292,239	18,393,184
Net income per share - basic	$0.96	$1.34	$1.52
Net income per share - diluted	$0.94	$1.30	$1.46
There were 529,850 and 511,800 outstanding stock options that were anti-dilutive as of June 30, 2021 and 2020, respectively.
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
Share based compensation expense related to stock options and restricted stock recognized for the fiscal year ended June 30, 2021, 2020, and 2019 was $2,102, $1,822, and $1,601, respectively, before the related tax benefit of $494, $428, and $376, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents stock option activity and related information:

	Options	Weighted- average exercise price	Remaining contractual life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2018	1,718,270	17.29	5.9	$18,664
Granted	40,500	27.51	—	—
Exercised	80,311	14.62	—	—
Forfeited	20,300	23.30	—	—
Expired	945	23.82	—	—
Options outstanding at June 30, 2019	1,657,214	$17.29	5.0	$12,909
Exercisable at June 30, 2019	1,279,614	$15.39
Granted	66,000	25.46	—	—
Exercised	106,914	14.41	—	—
Forfeited	800	17.35	—	—
Options outstanding at June 30, 2020	1,615,500	$18.12	4.4	$1,711
Exercisable at June 30, 2020	1,298,000	$16.27
Granted	49,750	23.44	—	—
Exercised	318,894	14.40	—	—
Forfeited	26,900	25.77	—	—
Options outstanding at June 30, 2021	1,319,456	$19.07	3.9	$11,657
Exercisable at June 30, 2021	1,074,706	$17.63	3.1	$11,036
Non-vested at June 30, 2021	244,750	$25.37	7.5	$621
The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Assumptions used for grants were as follows:

Assumptions in Estimating Option Values
	Year Ended June 30,
	2021	2020
Weighted-average volatility	28.32%	25.60%
Expected dividend yield	1.33%	1.05%
Risk-free interest rate	0.77%	1.43%
Expected life (years)	6.5	6.5
Weighted-average fair value of options granted	$5.61	$5.88
At June 30, 2021, the Company had $1,258 of unrecognized compensation expense related to 244,750 stock options originally scheduled to vest over a five-year vesting period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.6 years at June 30, 2021. At June 30, 2020, the Company had $1,701 of unrecognized compensation expense related to 317,500 stock options originally scheduled to vest over a five-year vesting period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.8 years at June 30, 2020. All unexercised options expire ten years after the grant date.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents restricted stock award activity and related information:

	Restricted stock awards	Weighted- average grant date fair value	Aggregate Intrinsic Value
Non-vested at June 30, 2018	133,410	$22.85	$3,755
Granted	34,000	27.51	—
Vested	39,310	21.64	—
Forfeited	4,300	19.08	—
Non-vested at June 30, 2019	123,800	24.65	2,258
Granted	67,556	26.39	—
Vested	38,925	23.02	—
Forfeited	8,385	24.88	—
Non-vested at June 30, 2020	144,046	25.89	2,305
Granted	58,547	23.10	—
Vested	45,296	25.17	—
Forfeited	5,722	25.02	—
Non-vested at June 30, 2021	151,575	$25.06	$4,229
The table above includes performance-based restrictive stock units totaling 30,780 and 11,250 at June 30, 2021 and 2020, respectively. These stock units are scheduled to vest over 3.0 years assuming certain performance metrics are met.
At June 30, 2021, unrecognized compensation expense was $2,811 related to 151,575 shares of restricted stock originally scheduled to vest over three- and five-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.7 years at June 30, 2021. At June 30, 2020, unrecognized compensation expense was $3,048 related to 144,046 shares of restricted stock originally scheduled to vest over three- and five-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.8 years at June 30, 2020.
17. Commitments and Contingencies
Loan Commitments
Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At June 30, 2021 and June 30, 2020, respectively, loan commitments (excluding $277,600 and $141,557 of undisbursed portions of construction loans) totaled $123,463 and $57,798 of which $45,270 and $10,678 were variable rate commitments and $78,193 and $47,120 were fixed rate commitments. The fixed rate loans had interest rates ranging from 2.50% to 8.36% at June 30, 2021 and 1.74% to 8.54% at June 30, 2020, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $530,505 and $398,781 at June 30, 2021 and 2020, respectively. These amounts represent the Company’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to mortgage loans held for sale: rate lock commitments and forward loan sale commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these commitments was not material at June 30, 2021 or June 30, 2020.
The Company grants construction and permanent loans collateralized primarily by residential and commercial real estate to customers throughout its primary market area. In addition, the Company grants equipment financing throughout the eastern United States and municipal leases to customers throughout North Carolina, South Carolina, and Virginia. The Company’s loan portfolio can be affected by the general economic conditions within these market areas. Management believes that the Company has no significant concentration of credit in the loan portfolio.
Restrictions on Cash
In response to COVID-19, the FRB reduced the reserve requirements to zero on March 15, 2020. Prior to this change the Bank was required by regulation to maintain a varying cash reserve balance with the FRB.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Guarantees
Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of June 30, 2021 and 2020 were $8,681 and $7,766, respectively. There was no liability recorded for these letters of credit at June 30, 2021 or June 30, 2020.
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
18. Capital
At June 30, 2021, stockholders' equity totaled $396,519. HomeTrust Bancshares, Inc. is a bank holding company subject to regulation by the Federal Reserve. As a bank holding company, they are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. The Company's subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements.
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
At June 30, 2021, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of that date. Consistent with the Company's goals to operate a sound and profitable organization, their policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at June 30, 2021 under applicable regulatory requirements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
June 30, 2021
CET1 capital (to risk-weighted assets)	$375,320	11.26%	$149,943	4.50%	$216,584	6.50%
Tier 1 capital (to total adjusted assets)	$375,320	10.29%	$145,915	4.00%	$182,393	5.00%
Tier 1 capital (to risk-weighted assets)	$375,320	11.26%	$199,924	6.00%	$266,565	8.00%
Total risk-based capital (to risk-weighted assets)	$398,408	11.96%	$266,565	8.00%	$333,206	10.00%

June 30, 2020
CET1 capital (to risk-weighted assets)	$374,437	11.26%	$149,614	4.50%	$216,109	6.50%
Tier 1 capital (to total adjusted assets)	$374,437	10.26%	$146,047	4.00%	$182,559	5.00%
Tier 1 capital (to risk-weighted assets)	$374,437	11.26%	$199,485	6.00%	$265,980	8.00%
Total risk-based capital (to risk-weighted assets)	$402,964	12.12%	$265,980	8.00%	$332,476	10.00%

HomeTrust Bank:
June 30, 2021
CET1 capital (to risk-weighted assets)	$357,767	10.74%	$149,936	4.50%	$216,575	6.50%
Tier 1 capital (to total adjusted assets)	$357,767	9.81%	$145,933	4.00%	$182,417	5.00%
Tier 1 capital (to risk-weighted assets)	$357,767	10.74%	$199,915	6.00%	$266,553	8.00%
Total risk-based capital (to risk-weighted assets)	$380,855	11.43%	$266,553	8.00%	$333,192	10.00%

June 30, 2020
CET1 capital (to risk-weighted assets)	$362,841	10.91%	$149,608	4.50%	$216,100	6.50%
Tier 1 capital (to total adjusted assets)	$362,841	9.94%	$146,010	4.00%	$182,512	5.00%
Tier 1 capital (to risk-weighted assets)	$362,841	10.91%	$199,477	6.00%	$265,969	8.00%
Total risk-based capital (to risk-weighted assets)	$391,368	11.77%	$265,969	8.00%	$332,461	10.00%
___________________________________
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of June 30, 2021, the conservation buffer was 3.96% and 3.43% for HomeTrust Bancshares, Inc. and the Bank, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

A reconciliation of HomeTrust Bancshares, Inc.'s stockholders' equity under US GAAP and regulatory capital amounts as of the dates indicated follows:

	June 30,
	2021	2020
Total stockholders' equity under US GAAP	$396,519	$408,263
Accumulated other comprehensive income, net of tax	(1,514)	(2,017)
Investment in nonincludable subsidiary	(862)	(815)
Disallowed deferred tax assets	(4,459)	(4,526)
Disallowed goodwill and other disallowed intangible assets	(25,902)	(26,468)
Cumulative-effect adjustment due to the adoption of ASU 2016-13	13,358	—
Modifed CECL transition adjustment (1)	(1,820)	—
Tier 1 Capital and CET1	375,320	374,437
Allowable portion of allowance for credit losses and loan commitments	23,088	28,527
Total risk-based capital	$398,408	$402,964
_____________________
(1) The Company made an election to use the 2020 CECL transition provision as adopted by the Federal Reserve and the FDIC. This transition provision provides banking organizations that were required to adopt CECL for GAAP purposes during the 2020 calendar year, the option to delay for up to two years an estimate of CECL's effect on regulatory capital followed by a three-year transition period.

19. Parent Company Financial Information
The Company’s principal asset is its investment in its subsidiary, the Bank. The following tables present condensed financial information of the Company:
Condensed Balance Sheet

	June 30,
	2021	2020
Assets:
Cash and cash equivalents	$9,602	$3,888
REO	143	143
Investment in bank subsidiary	378,966	396,667
ESOP loan receivable	6,665	6,918
Other assets	1,241	731
Total assets	$396,617	$408,347
Liabilities and stockholders’ equity:
Other liabilities	$98	$84
Stockholders’ equity	396,519	408,263
Total liabilities and stockholders’ equity	$396,617	$408,347

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Condensed Statement of Income

	Year Ended June 30,
	2021	2020	2019
Income:
Interest income	$158	$217	$329
Other income	—	1	54
Equity earnings in Bank subsidiary	16,246	23,522	27,287
Total income	16,404	23,740	27,670
Expense:
Management fee expense	474	399	407
REO expense	—	5	11
Loss on sale and impairment of REO	—	249	114
Recovery of loan losses	—	(4)	(259)
Other expense	255	258	251
Total expense	729	907	524
Income before income taxes	15,675	22,833	27,146
Income tax expense	—	50	—
Net income	$15,675	$22,783	$27,146
Condensed Statement of Cash Flows

	Year Ended June 30,
	2021	2020	2019
Operating activities:
Net income	$15,675	$22,783	$27,146
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	—	(4)	(259)
Loss on sale and impairment of REO	—	249	114
Decrease (increase) in other assets	(435)	(221)	52
Equity in undistributed income of Bank	(16,246)	(23,522)	(27,287)
ESOP compensation expense	1,125	1,195	1,422
Restricted stock and stock option expense	2,102	1,822	1,601
Increase in other liabilities	(61)	45	—
Net cash provided by operating activities	2,160	2,347	2,789
Investing activities:
Maturities of certificates of deposit in other banks	—	746	248
Repayment of loans	—	1,243	2,796
Increase in investment in Bank subsidiary	(1,330)	(1,380)	(1,556)
Dividend from subsidiary	21,416	19,445	13,454
ESOP principal payments received	253	494	484
Proceeds from sale of REO	—	229	70
Net cash provided by investing activities	20,339	20,777	15,496
Financing activities:
Common stock repurchased	(16,155)	(24,484)	(30,638)
Cash dividends paid	(5,018)	(4,552)	(3,176)
Retired stock	(204)	(222)	(205)
Exercised stock options	4,592	1,541	1,173
Net cash used in financing activities	(16,785)	(27,717)	(32,846)
Net increase (decrease) in cash and cash equivalents	5,714	(4,593)	(14,561)
Cash and cash equivalents at beginning of period	3,888	8,481	23,042
Cash and cash equivalents at end of period	$9,602	$3,888	$8,481

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

20. Fair Value of Financial Instruments
The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Debt securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. The Company measures the fair value of loans receivable under the exit price notion. The fair value of nonperforming loans is based on the underlying value of the collateral.
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
Debt Securities Available for Sale
Debt securities available for sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include MBS and debentures issued by GSEs, municipal bonds, and corporate debt securities. The Company has no Level 3 securities.
Loans Held for Sale
Loans held for sale are adjusted to lower of cost or fair value. Fair value is based on commitments on hand from investors or, if commitments have not yet been obtained, what investors are currently offering for loans with similar characteristics. The Company considers all loans held for sale carried at fair value as nonrecurring Level 3.
Individually Evaluated Loans
The Company does not record loans at fair value on a recurring basis. From time to time, however, a loan is individually evaluated and an allowance for credit loss is established. Loans for which it is expected that payment of principal and interest will not be made in accordance with the contractual terms of the loan agreement are individually evaluated. Once a loan is identified, the fair value is estimated using one of two ways, which include collateral value and discounted cash flows. The Company reviews all individually evaluated loans each quarter to determine if an allowance is necessary. Those individually evaluated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.
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

	June 30, 2021
	Total	Level 1	Level 2	Level 3
U.S government agencies	$19,073	$—	$19,073	$—
Residential MBS of U.S. government agencies and GSEs	43,404	—	43,404	—
Municipal bonds	9,551	—	9,551	—
Corporate bonds	84,431	—	84,431	—
Total	$156,459	$—	$156,459	$—

	June 30, 2020
	Total	Level 1	Level 2	Level 3
U.S government agencies	$4,173	$—	$4,173	$—
Residential MBS of U.S. government agencies and GSEs	48,355	—	48,355	—
Municipal bonds	16,631	—	16,631	—
Corporate bonds	58,378	—	58,378	—
Total	$127,537	$—	$127,537	$—
There were no transfers between levels during the years ended June 30, 2021 and 2020.
Financial Assets Recorded at Fair Value on a Nonrecurring Basis
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Individually evaluated loans	$8,354	$—	$—	$8,354

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Impaired loans	$9,168	$—	$—	$9,168
REO	97	—	—	97
Total	$9,265	$—	$—	$9,265
Quantitative information about Level 3 fair value measurements during the period ended June 30, 2021 and 2020 is shown in the table below:

	Fair Value at June 30, 2021	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Individually evaluated loans	$8,354	Discounted appraisals and discounted cash flows	Collateral discounts: Discount spread:	0% - 52% 0% - 7%	6%

	Fair Value at June 30, 2020	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Impaired loans, net	$9,168	Discounted appraisals and discounted cash flows	Collateral discounts: Discount spread:	0% - 63% 2% - 3%	27%
REO	$97	Discounted appraisals	Collateral discounts	8%	8%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of June 30, 2021 and June 30, 2020, are summarized below:

	June 30, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$50,990	$50,990	$50,990	$—	$—
Commercial paper	189,596	189,596	189,596	—	—
Certificates of deposit in other banks	40,122	40,122	—	40,122	—
Debt securities available for sale	156,459	156,459	—	156,459	—
Loans held for sale	93,539	94,779	—	—	94,779
Loans, net	2,697,799	2,668,570	—	—	2,668,570
FHLB stock	6,153	6,153	6,153	—	—
FRB stock	7,386	7,386	7,386	—	—
SBIC investments	10,171	10,171	—	—	10,171
Accrued interest receivable	7,933	7,933	52	542	7,339
Liabilities:
Noninterest-bearing and NOW deposits	1,281,372	1,281,372	—	1,281,372	—
Money market accounts	975,001	975,001	—	975,001	—
Savings accounts	226,391	226,391	—	226,391	—
Certificates of deposit	472,777	474,397	—	474,397	—
Borrowings	115,000	115,000	—	115,000	—
Accrued interest payable	52	52	—	52	—

	June 30, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$121,622	$121,622	$121,622	$—	$—
Commercial paper	304,967	304,967	304,967	—	—
Certificates of deposit in other banks	55,689	55,689	—	55,689	—
Debt securities available for sale	127,537	127,537	—	127,537	—
Loans held for sale	77,177	78,129	—	—	78,129
Loans, net	2,741,047	2,692,265	—	—	2,692,265
FHLB stock	23,309	23,309	23,309	—	—
FRB stock	7,368	7,368	7,368	—	—
SBIC investments	8,269	8,269	—	—	8,269
Accrued interest receivable	12,312	12,312	208	744	11,360
Liabilities:
Noninterest-bearing and NOW deposits	1,012,200	1,012,200	—	1,012,200	—
Money market accounts	836,738	836,738	—	836,738	—
Savings accounts	197,676	197,676	—	197,676	—
Certificates of deposit	739,142	745,078	—	745,078	—
Borrowings	475,000	511,529	—	511,529	—
Accrued interest payable	1,087	1,087	—	1,087	—
The Company had off-balance sheet financial commitments, which include approximately $931,568 and $598,136 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at June 30, 2021 and 2020 (see Note 17), respectively. Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
Debt securities available for sale – Fair values are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
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
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of June 30, 2021 and June 30, 2020. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
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
21.    Revenue
Revenue from Contracts with Customers (Topic 606) is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant income, and various other service fees. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, and certain credit card fees are also not in scope of the guidance.
The table below presents the Company's sources of noninterest income, segregated by in-scope and out-of-scope revenue streams of Topic 606 for the periods indicated:

	Year Ended June 30,
	2021	2020	2019
In-scope of Topic 606:
Service charges on deposit accounts	$2,785	$3,772	$3,978
Fees, interchange, and other service charges	7,013	6,332	6,377
Other	576	470	775
Noninterest income (in-scope of Topic 606)	10,374	10,574	11,130
Noninterest income (out-of-scope of Topic 606)	29,447	19,758	11,810
Total noninterest income	$39,821	$30,332	$22,940

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
22. Unaudited Interim Financial Information
The unaudited statements of income for each of the quarters during the fiscal years ended June 30, 2021, 2020 and 2019 are summarized below:

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Interest and dividend income	$28,806	$29,321	$30,157	$30,449
Interest expense	2,808	3,628	4,035	4,940
Net interest income	25,998	25,693	26,122	25,509
Provision (benefit) for credit losses	(955)	(4,100)	(3,030)	950
Net interest income after provision (benefit) for credit losses	26,953	29,793	29,152	24,559
Noninterest income	11,160	10,678	9,344	8,639
Noninterest expense	48,233	30,506	26,443	26,000
Income before income taxes	(10,120)	9,965	12,053	7,198
Income tax benefit	(2,712)	2,096	2,592	1,445
Net income (loss)	$(7,408)	$7,869	$9,461	$5,753
Net income (loss) per common share:
Basic	$(0.46)	$0.49	$0.58	$0.35
Diluted	$(0.46)	$0.48	$0.57	$0.35

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Interest and dividend income	$31,074	$33,037	$35,896	$36,247
Interest expense	6,386	7,728	8,862	9,174
Net interest income	24,688	25,309	27,034	27,073
Provision for credit losses	2,700	5,400	400	—
Net interest income after provision for credit losses	21,988	19,909	26,634	27,073
Noninterest income	7,223	6,375	9,074	7,660
Noninterest expense	24,652	24,903	24,041	23,533
Income before income taxes	4,559	1,381	11,667	11,200
Income tax expense	964	188	2,476	2,396
Net income	$3,595	$1,193	$9,191	$8,804
Net income per common share:
Basic	$0.22	$0.07	$0.54	$0.51
Diluted	$0.22	$0.07	$0.52	$0.49

	Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Interest and dividend income	$35,820	$34,714	$34,400	$32,280
Interest expense	8,931	8,145	7,299	6,008
Net interest income	26,889	26,569	27,101	26,272
Provision for credit losses	200	5,500	—	—
Net interest income after provision for credit losses	26,689	21,069	27,101	26,272
Noninterest income	6,846	5,396	5,085	5,613
Noninterest expense	23,415	22,978	21,858	21,883
Income before income taxes	10,120	3,487	10,328	10,002
Income tax expense	2,107	185	2,287	2,212
Net income	$8,013	$3,302	$8,041	$7,790
Net income per common share:
Basic	$0.45	$0.19	$0.45	$0.43
Diluted	$0.44	$0.18	$0.43	$0.41

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2021 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021, utilizing the framework established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2021 was effective.
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
Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in Item 8 of this Form 10-K. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of June 30, 2021.
Changes in Internal Controls Beginning July 1, 2021, the Company adopted ASU No. 2016-13, "Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The Company implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13. New controls were established over the review of the model implementation and design, model governance, and economic forecasting projections obtained from an independent third party and controls over data and assumptions were expanded. Except as related to the adoption of ASU 2016-13, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers The information concerning our directors required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 15, 2021, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officers is contained under the caption “Information About Our Executive Officers” in Part I of this Form 10-K, and is incorporated herein by this reference.
Delinquent Section 16(a) Reports The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent shareholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 15, 2021, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
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
Audit Committee and Audit Committee Financial Experts Information required by this item regarding the audit committee of the Company's Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 15, 2021, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 11. Executive Compensation
The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 15, 2021, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 15, 2021, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. The information concerning our equity incentive plan required by this item is set forth below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,319,456	$19.07	174,782	(1)
(1)    88,732 securities remain for issuance of restricted stock and 86,050 securities remain for issuance of stock options.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 15, 2021, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 15, 2021, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements: See Part II--Item 8. Financial Statements and Supplementary Data.
(a)(2) Financial Statement Schedules: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3) Exhibits: See Exhibit Index.
(b) Exhibits: The following exhibits are filed as part of this Form 10-K and this list constitutes the Exhibit Index.

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Agreement and Plan of Merger, dated as of September 20, 2016, by and between HomeTrust Bancshares, Inc. and TriSummit Bancorp, Inc.	(a)
2.2	Purchase and Assumption Agreement, dated as of June 9, 2014, between Bank of America, National Association and HomeTrust Bank	(b)
2.3	Agreement and Plan of Merger, dated as of January 22, 2014, by and between HomeTrust Bancshares, Inc. and Jefferson Bancshares, Inc.	(c)
3.1	Charter of HomeTrust Bancshares, Inc.	(d)
3.2	Articles Supplementary to the Charter of HomeTrust Bancshares, Inc. for HomeTrust Bancshares, Inc.’s Junior Participating Preferred Stock, Series A	(e)
3.3	Amended and Restated Bylaws of HomeTrust Bancshares, Inc.	(f)
4.1	Tax Benefits Preservation Plan, dated as of September 25, 2012, between HomeTrust Bancshares, Inc. and Computershare Trust Company, N.A., as successor rights agent to Registrar and Transfer Company	(e)
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
(t)
4.4	Description of HomeTrust Bancshares, Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	4.4
10.1	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(s)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(g)
10.3	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. One to Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(u)
10.3B	Amendment No. Two dated as of October 27, 2020, to Amended and Restated Employment Agreement, dated as of September 11, 2018, by and between the Company and C. Hunter Westbrook	(h)
10.3C	Amendment No. Three dated as of July 26, 2021, to Amended and Restated Employment Agreement, dated as of September 11, 2018, by and between the Company and C. Hunter Westbrook	(q)
10.4	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Tony J. VunCannon	(g)
10.5	Employment Agreement between HomeTrust Bancshares, Inc. and Howard L. Sellinger	(g)
10.6	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(d)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(d)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(d)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(d)

10.7C	SERP Joinder Agreement for Tony J. VunCannon	(d)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(d)
10.7E	SERP Joinder Agreement for Stan Allen	(d)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(d)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(d)
10.7H	SERP Joinder Agreement for William T. Flynt	(d)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(i)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(d)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(d)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(d)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(d)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(d)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(d)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(d)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(d)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(d)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(d)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(d)
10.12	Reserved
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	(j)
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(k)
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(k)
10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(k)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(k)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(k)
10.19	Reserved
10.20	Reserved
10.21	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(n)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(n)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(n)
10.24	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(n)
10.25	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(n)
10.26	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(n)
10.27	Offer Letter between HomeTrust Bank and Keith J. Houghton	(p)
10.28	Form of Relocation Repayment Agreement between HomeTrust Bank and Keith J. Houghton	(p)
10.29	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(g)
10.30	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(v)
10.31	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(w)
10.32	Agreement and General Release between HomeTrust Bancshares, Inc. and Paula C. Labian	(x)
21.0	Subsidiaries of the Registrant	21.0
23.0	Consent of Dixon Hughes Goodman LLP	23.0

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares’ Annual Report on Form 10-K for the year ended June 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
(a)Attached as Appendix A to the proxy statement/prospectus filed by HomeTrust Bancshares on November 2, 2016 pursuant to Rule 424(b) of the Securities Act of 1933.
(b)Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on June 10, 2014 (File No. 001-35593).
(c)Attached as Appendix A to the joint proxy statement/prospectus filed by HomeTrust Bancshares on April 28, 2014 pursuant to Rule 424(b) of the Securities Act of 1933.
(d)Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.
(e)Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).
(f)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-35593).
(g)Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 11, 2018 (File No. 001-35593).
(h)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on October 28, 2020 (File No. 001-35593).
(i)Filed as an exhibit to Amendment No. One to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.
(j)Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on December 5, 2012 (File No. 001-35593).
(k)Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.
(l)Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on June 3, 2014 (File No. 001-35593).
(m)Filed as an exhibit to Jefferson Bancshares's, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-50347).
(n)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).
(o)Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on August 31, 2015 (File No. 001-35593).
(p)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (File No. 001-35593).
(q)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on July 26, 2021 (File No. 001-35593).
(r)Reserved
(s)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 001-35593).
(t)Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on August 21, 2018 (File No. 001-35593).
(u)Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2018 (File No. 001-35593).
(v)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (File No. 001-35593).
(w)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-35593).
(x)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-35593).

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETRUST BANCSHARES, INC.

Date: September 10, 2021	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dana L. Stonestreet	Chairman of the Board and Chief Executive Officer	September 10, 2021
Dana L. Stonestreet	(Principal Executive Officer)

/s/ Tony J. VunCannon	Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer	September 10, 2021
Tony J. VunCannon	(Principal Financial and Accounting Officer)

/s/ C. Hunter Westbrook	President, Chief Operating Officer and Director	September 10, 2021
C. Hunter Westbrook

/s/ Sidney A. Biesecker	Director	September 10, 2021
Sidney A. Biesecker

/s/ Robert E. James	Director	September 10, 2021
Robert E. James

/s/ Laura C. Kendall	Director	September 10, 2021
Laura C. Kendall

/s/ Craig C. Koontz	Director	September 10, 2021
Craig C. Koontz

/s/ Rebekah Lowe	Director	September 10, 2021
Rebekah Lowe

/s/ F.K. McFarland, III	Director	September 10, 2021
F.K. McFarland, III

/s/ John A. Switzer	Director	September 10, 2021
John A. Switzer

/s/ Richard T. Williams	Director	September 10, 2021
Richard T. Williams