Form 10-Q
period 2021-09-30
HomeTrust Bancshares, Inc.
filed 2021-11-05
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 16,316,211 shares of common stock, par value of $.01 per share, issued and outstanding as of November 3, 2021.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

Glossary of Defined Terms
The following items may be used throughout this Form 10-Q, including the Notes to Consolidated Financial Statements in Item 1 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q.

Term	Definition
ACL	Allowance for Credit Losses
AFS	Available-For-Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOLI	Bank Owned Life Insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of 2020
CD	Certificate of Deposit
CDA	Collateral Dependent Asset
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
DCF	Discounted Cash Flow
ECL	Expected Credit Losses
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank of Richmond
GAAP	Generally Accepted Accounting Principles in the United States
GSE	Government-Sponsored Enterprises
HELOC	Home Equity Line of Credit
LIBOR	London Interbank Offered Rate
MBS	Mortgage-Backed Securities
NCCOB	North Carolina Office of the Commissioner of Banks
OTTI	Other Than Temporary Impairment
PCD	Purchased Financial Assets with Credit Deterioration
PCI	Purchase Credit Impaired
PPP	Paycheck Protection Program
REO	Real Estate Owned
ROU	Right of Use
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
SBA	U.S. Small Business Administration
SBIC	Small Business Investment Companies
TDR	Troubled Debt Restructuring

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	September 30, 2021	June 30, 2021(1)
Assets
Cash	$22,431	$22,312
Interest-bearing deposits	20,142	28,678
Cash and cash equivalents	42,573	50,990
Commercial paper	196,652	189,596
Certificates of deposit in other banks	35,495	40,122
Debt securities available for sale, at fair value (amortized cost of $122,915 and $154,493 at September 30, 2021 and June 30, 2021, respectively)	124,576	156,459
Other investments, at cost	20,891	23,710
Loans held for sale	105,161	93,539
Total loans, net of deferred loan fees and costs	2,719,642	2,733,267
Allowance for credit losses	(34,406)	(35,468)
Net loans	2,685,236	2,697,799
Premises and equipment, net	68,568	70,909
Accrued interest receivable	8,429	7,933
Real Estate Owned ("REO")	45	188
Deferred income taxes	15,722	16,901
Bank Owned Life Insurance ("BOLI")	93,679	93,108
Goodwill	25,638	25,638
Core deposit intangibles	250	343
Other assets	58,445	57,488
Total Assets	$3,481,360	$3,524,723
Liabilities and stockholders' equity
Liabilities
Deposits	$2,987,284	$2,955,541
Borrowings	40,000	115,000
Other liabilities	57,565	57,663
Total liabilities	3,084,849	3,128,204
Stockholders' equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,307,658 shares issued and outstanding at September 30, 2021; 16,636,483 at June 30, 2021	163	167
Additional paid in capital	151,425	160,582
Retained earnings	249,331	240,075
Unearned Employee Stock Ownership Plan ("ESOP") shares	(5,687)	(5,819)
Accumulated other comprehensive income	1,279	1,514
Total stockholders' equity	396,511	396,519
Total liabilities and stockholders' equity	$3,481,360	$3,524,723
_________________________________________________________________
(1)    Derived from audited financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended
	September 30,
	2021	2020
Interest and dividend income
Loans	$27,895	$28,592
Commercial paper and interest-bearing deposits	331	881
Debt securities available for sale	524	528
Other investments	555	448
Total interest and dividend income	29,305	30,449
Interest expense
Deposits	1,572	3,253
Borrowings	26	1,687
Total interest expense	1,598	4,940
Net interest income	27,707	25,509
Provision (benefit) for credit losses	(1,460)	950
Net interest income after provision (benefit) for credit losses	29,167	24,559
Noninterest income
Service charges and fees on deposit accounts	2,372	2,097
Loan income and fees	979	474
Gain on sale of loans held for sale	4,057	3,344
BOLI income	518	532
Operating lease income	1,540	1,325
Other, net	886	867
Total noninterest income	10,352	8,639
Noninterest expense
Salaries and employee benefits	15,280	15,207
Net occupancy expense	2,317	2,293
Computer services	2,324	2,307
Telephone, postage, and supplies	712	662
Marketing and advertising	705	325
Deposit insurance premiums	566	511
REO related expense	142	213
Core deposit intangible amortization	93	238
Other	3,877	4,244
Total noninterest expense	26,016	26,000
Income before income taxes	13,503	7,198
Income tax expense	2,976	1,445
Net income	$10,527	$5,753
Per share data:
Net income per common share:
Basic	$0.66	$0.35
Diluted	$0.65	$0.35
Average shares outstanding:
Basic	15,761,247	16,230,990
Diluted	16,146,611	16,469,242
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended
	September 30,
	2021	2020
Net income	$10,527	$5,753
Other comprehensive income (loss)
Unrealized holding gains (losses) on debt securities available for sale
Gains (losses) arising during the period	(305)	199
Deferred income tax benefit (expense)	70	(46)
Total other comprehensive income (loss)	(235)	153
Comprehensive income	$10,292	$5,906
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended September 30, 2021
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	16,636,483	$167	$160,582	$240,075	$(5,819)	$1,514	$396,519
Net income	—	—	—	10,527	—	—	10,527
Cash dividends declared on common stock, $0.08/common share	—	—	—	(1,271)	—	—	(1,271)
Stock repurchased	(376,435)	(4)	(10,429)	—	—	—	(10,433)
Forfeited restricted stock	(3,000)	—	—	—	—	—	—
Retired stock	(2,708)	—	(75)	—	—	—	(75)
Stock issued for RSUs	7,118	—	—	—	—	—	—
Exercised stock options	46,200	—	700	—	—	—	700
Stock option expense	—	—	159	—	—	—	159
Restricted stock expense	—	—	256	—	—	—	256
ESOP shares allocated	—	—	232	—	132	—	364
Other comprehensive loss	—	—	—	—	—	(235)	(235)
Balance at September 30, 2021	16,307,658	$163	$151,425	$249,331	$(5,687)	$1,279	$396,511

	(Unaudited)
	Three Months Ended September 30, 2020
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2020	17,021,357	$170	$169,648	$242,776	$(6,348)	$2,017	$408,263
Net income	—	—	—	5,753	—	—	5,753
Cumulative-effect adjustment due to the adoption of ASU 2016-13	—	—	—	(13,358)	—	—	(13,358)
Cash dividends declared on common stock, $0.07/common share	—	—	—	(1,148)	—	—	(1,148)
Retired stock	(633)	—	(9)	—	—		(9)
Stock option expense	—	—	164	—	—	—	164
Restricted stock expense	—	—	342	—	—	—	342
ESOP shares allocated	—	—	59	—	132	—	191
Other comprehensive income	—	—	—	—	—	153	153
Balance at September 30, 2020	17,020,724	$170	$170,204	$234,023	$(6,216)	$2,170	$400,351
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Three Months Ended September 30,
	2021	2020
Operating activities:
Net income	$10,527	$5,753
Adjustments to reconcile net income to net cash used in operating activities:
Provision (benefit) for credit losses	(1,460)	950
Depreciation	2,279	2,392
Deferred income tax expense	1,249	1,070
Net amortization and accretion	(34)	(442)
Gain on sale and impairment of REO	(3)	(35)
BOLI income	(518)	(532)
Gain on sale of loans held for sale	(4,057)	(3,344)
Origination of loans held for sale	(140,625)	(221,404)
Proceeds from sales of loans held for sale	129,679	158,185
Decrease in deferred loan fees, net	(1,562)	(1,753)
Decrease in accrued interest receivable and other assets	105	1,926
Core deposit intangible amortization	93	238
ESOP compensation expense	364	191
Restricted stock and stock option expense	415	506
Increase in other liabilities	27	516
Net cash used in operating activities	(3,521)	(55,783)
Investing activities:
Purchase of debt securities available for sale	(5,261)	(500)
Proceeds from maturities of debt securities available for sale	33,222	27,285
Net proceeds (purchases) of commercial paper	(6,901)	100,397
Purchase of certificates of deposit in other banks	(996)	(996)
Maturities of certificates of deposit in other banks	5,623	4,324
Principal repayments of mortgage-backed securities	3,003	4,635
Net redemptions (purchases) of other investments	2,819	(3)
Net decrease in loans	19,334	19,583
Purchase of BOLI	(53)	(56)
Purchase of equipment for operating leases and other assets	(879)	(2,918)
Proceeds from the sale of equipment for operating leases	1,165	—
Purchase of premises and equipment	(2,416)	(1,807)
Proceeds from sale of premises and equipment	634	—
Proceeds from sale of REO	146	228
Net cash provided by investing activities	49,440	150,172
Financing activities:
Net increase (decrease) in deposits	31,743	(43,710)
Net decrease in borrowings	(75,000)	—
Common stock repurchased	(10,433)	—
Cash dividends paid	(1,271)	(1,148)
Retired stock	(75)	(9)
Exercised stock options	700	—
Net cash used in financing activities	(54,336)	(44,867)
Net increase (decrease) in cash and cash equivalents	(8,417)	49,522
Cash and cash equivalents at beginning of period	50,990	121,622
Cash and cash equivalents at end of period	$42,573	$171,144

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
	Three Months Ended September 30,
	2021	2020
Supplemental disclosures:
Cash paid during the period for:
Interest	$1,599	$5,308
Income taxes	39	1,686
Noncash transactions:
Unrealized gain (loss) in value of debt securities available for sale, net of income taxes	(235)	153
Transfer of loans held for sale to total loans held for investment	4,094	17,754
ROU asset and lease liabilities for operating lease accounting	959	533
Transfer of premises and equipment to held for sale (included in other assets)	3,229	—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2021 ("2021 Form 10-K") filed with the SEC on September 10, 2021. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2022.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In particular, management has identified two accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to (i) the determination of the provision and the allowance for credit losses on loans and (ii) the valuation of goodwill and other intangible assets. These policies and judgments, estimates and assumptions are described in greater detail in notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in the Company's 2021 Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company's financial condition and operating results in future periods.
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
On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law providing $900 billion in stimulus relief from the COVID-19 pandemic. The legislation extended certain relief provisions in the CARES Act that were set to expire at the end of 2020. This new legislation extended the relief to financial institutions to suspend TDR assessment and reporting requirements under GAAP for loan modifications to the earlier of 60 days after the national emergency termination date or January 1, 2022. The legislation included additional funding for businesses that did not receive PPP funds under the CARES Act, especially minority- and women-owned businesses. In addition, it allowed businesses another opportunity to borrow PPP funds if they can show losses of 25% or more in 2020 based on their 2020 revenue. As of June 30, 2021, the program’s funds were depleted and the Company ended its participation in the origination of loans under the program.
Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System, the FDIC, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau, in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:
• Accounting for Loan Modifications - A loan modification that does not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment.
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
See "Note 6 – Loans and Allowance for Credit Losses on Loans" for more information on loans that have been modified or are in deferral due to COVID-19.
2.    Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU is part of the FASB's simplification initiative to reduce complexity in accounting standards. The items within this ASU are not expected to have a significant effect on current accounting practice. The effective date and transition requirements for the first and second items of this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020 and early adoption is permitted. The adoption of ASU No. 2019-12 did not have a material impact on the Company's Consolidated Financial Statements.
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
In September 2020, the FASB issued ASU 2020-06, "Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)." This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. Specifically the ASU removes: i) major separation models required under GAAP and ii) certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2021 and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.
In October 2020, the FASB issued ASU 2020-08, "Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs." This ASU clarified that entities should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements.
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
In October 2020, the FASB issued ASU 2020-10, "Codification Improvements." The amendments in this update are part of the FASB's ongoing project to improve codification and correcting unintended application. This ASU, i) removes references to various FASB Concepts Statements, ii) situates all disclosure guidance in the appropriate disclosure section of the Codification, and iii) makes other improvements and technical corrections to the Codification. The items within this ASU are not expected to have a significant effect on current accounting practice. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020 and early adoption is permitted. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
3.    Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$18,979	$123	$(1)	$19,101
Residential MBS of U.S. government agencies and GSEs	40,348	1,186	(76)	41,458
Municipal bonds	7,446	390	—	7,836
Corporate bonds	56,142	174	(135)	56,181
Total	$122,915	$1,873	$(212)	$124,576

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$18,975	$135	$(37)	$19,073
Residential MBS of U.S. government agencies and GSEs	42,119	1,339	(54)	43,404
Municipal bonds	9,098	453	—	9,551
Corporate bonds	84,301	257	(127)	84,431
Total	$154,493	$2,184	$(218)	$156,459
Debt securities available for sale by contractual maturity at September 30, 2021 and June 30, 2021 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	September 30, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$29,684	$29,790
Due after one year through five years	48,816	49,103
Due after five years through ten years	4,067	4,225
Due after ten years	—	—
Mortgage-backed securities	40,348	41,458
Total	$122,915	$124,576

	June 30, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$34,615	$34,684
Due after one year through five years	73,249	73,633
Due after five years through ten years	4,510	4,738
Due after ten years	—	—
Mortgage-backed securities	42,119	43,404
Total	$154,493	$156,459

The Company had no sales of debt securities available for sale during the three months ended September 30, 2021 and 2020. There were no gross realized gains or losses for the three months ended September 30, 2021 and 2020.

Debt securities available for sale with amortized costs totaling $92,083 and $97,603 and market values of $93,142 and $98,890 at September 30, 2021 and June 30, 2021, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The gross unrealized losses and the fair value for debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2021 and June 30, 2021 were as follows:

	September 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$4,999	$(1)	$—	$—	$4,999	$(1)
Residential MBS of U.S. government agencies and GSEs	8,616	(52)	1,171	(24)	9,787	(76)
Corporate bonds	23,865	(135)	—	—	23,865	(135)
Total	$37,480	$(188)	$1,171	$(24)	$38,651	$(212)

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$14,963	$(37)	$—	$—	$14,963	$(37)
Residential MBS of U.S. government agencies and GSEs	5,212	(28)	1,205	(26)	6,417	(54)
Corporate bonds	19,873	(127)	—	—	19,873	(127)
Total	$40,048	$(192)	$1,205	$(26)	$41,253	$(218)
The total number of securities with unrealized losses at September 30, 2021, and June 30, 2021 were 31 and 28, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of September 30, 2021 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Account Policies" for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on investment securities and does not record an allowance for credit losses on accrued interest receivable. As of September 30, 2021, the accrued interest receivable for debt securities available for sale was $611.
4.    Other Investments
Other investments, at cost consist of the following at the dates indicated:

	September 30, 2021	June 30, 2021
FHLB of Atlanta stock	$2,965	$6,153
FRB stock	7,395	7,386
SBIC investments	10,531	10,171
Total	$20,891	$23,710
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
5.    Loans Held For Sale
Loans held for sale as of the dates indicated consist of the following:

	September 30, 2021	June 30, 2021
One-to-four family	$39,049	$31,873
SBA	6,662	4,160
HELOCs	59,450	57,506
Total	$105,161	$93,539

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
6.    Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated:

	September 30, 2021	June 30, 2021
Commercial loans:
Commercial real estate	$1,132,764	$1,142,276
Construction and development	187,900	179,427
Commercial and industrial	153,612	141,341
Equipment finance	341,995	317,920
Municipal finance	142,100	140,421
PPP loans	28,762	46,650
Total commercial loans	1,987,133	1,968,035
Retail consumer loans:
One-to-four family	384,901	406,549
HELOCs - originated	129,791	130,225
HELOCs - purchased	33,943	38,976
Construction and land/lots	69,835	66,027
Indirect auto finance	106,184	115,093
Consumer	7,855	8,362
Total retail consumer loans	732,509	765,232
Total loans	2,719,642	2,733,267
Allowance for credit losses	(34,406)	(35,468)
Net loans	$2,685,236	$2,697,799
_________________________________________________________________
(1) At September 30, 2021 and June 30, 2021 accrued interest receivable of $7,818 and $7,339 was accounted for separately from the amortized cost basis.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial loans by origination year:

	Term Loans By Origination Fiscal Year
September 30,	2022	2021	2020	2019	2018	Prior	Revolving	Total
Commercial real estate
Risk rating:
Pass	$41,037	$232,436	$169,932	$139,212	$151,001	$346,044	$26,018	$1,105,680
Special mention	753	—	—	—	16,886	3,619	—	21,258
Substandard	—	—	—	—	621	4,807	398	5,826
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$41,790	$232,436	$169,932	$139,212	$168,508	$354,470	$26,416	$1,132,764

Construction and development
Risk rating:
Pass	$6,647	$24,896	$2,543	$4,207	$4,615	$8,331	$132,184	$183,423
Special mention	—	—	—	—	—	257	3,832	4,089
Substandard	—	—	—	—	—	388	—	388
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and development	$6,647	$24,896	$2,543	$4,207	$4,615	$8,976	$136,016	$187,900

Commercial and industrial
Risk rating:
Pass	$17,402	$29,495	$16,467	$15,930	$9,562	$24,732	$34,015	$147,603
Special mention	—	—	—	431	108	116	37	692
Substandard	—	31	558	371	4,300	57	—	5,317
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial and industrial	$17,402	$29,526	$17,025	$16,732	$13,970	$24,905	$34,052	$153,612

Equipment finance
Risk rating:
Pass	$52,310	$145,255	$94,454	$46,014	$3,578	$—	$—	$341,611
Special mention	—	94	—	—	—	—	—	94
Substandard	—	—	32	—	—	—	—	32
Doubtful	—	—	—	258	—	—	—	258
Loss	—	—	—	—	—	—	—	—
Total equipment finance	$52,310	$145,349	$94,486	$46,272	$3,578	$—	$—	$341,995

Municipal leases
Risk rating:
Pass	$5,191	$23,137	$21,330	$13,038	$15,994	$49,260	$13,893	$141,843
Special mention	—	—	—	—	—	257	—	257
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$5,191	$23,137	$21,330	$13,038	$15,994	$49,517	$13,893	$142,100

PPP loans
Risk rating:
Pass	$11	$20,799	$7,952	$—	$—	$—	$—	$28,762
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total PPP loans	$11	$20,799	$7,952	$—	$—	$—	$—	$28,762

Total commercial loans
Risk rating:
Pass	$122,598	$476,018	$312,678	$218,401	$184,750	$428,367	$206,110	$1,948,922
Special mention	753	94	—	431	16,994	4,249	3,869	26,390
Substandard	—	31	590	371	4,921	5,252	398	11,563
Doubtful	—	—	—	258	—	—	—	258
Loss	—	—	—	—	—	—	—	—
Total commercial loans	$123,351	$476,143	$313,268	$219,461	$206,665	$437,868	$210,377	$1,987,133

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for retail consumer loans by origination year:

	Term Loans By Origination Fiscal Year
September 30,	2022		2021	2020	2019		2018	Prior	Revolving	Total
One-to-four family
Risk rating:
Pass	$9,624		$69,855	$56,443	$37,245		$35,835	$163,570	$4,367	$376,939
Special mention	—		—	—	—		—	1,091	—	1,091
Substandard	—		243	972	—		215	4,939	—	6,369
Doubtful	—		—	—	—		—	188	—	188
Loss	—		—	—	—		—	314	—	314
Total one-to-four family	$9,624		$70,098	$57,415	$37,245		$36,050	$170,102	$4,367	$384,901

HELOCs - originated
Risk rating:
Pass	$297		$1,578	$365	$1,366		$242	$9,309	$115,486	$128,643
Special mention	—		—	—	—		—	11	—	11
Substandard	—		—	—	159		—	926	52	1,137
Doubtful	—		—	—	—		—	—	—	—
Loss	—		—	—	—		—	—	—	—
Total HELOCs - originated	$297		$1,578	$365	$1,525		$242	$10,246	$115,538	$129,791

HELOCs - purchased
Risk rating:
Pass	$—		$—	$—	$—		$—	$—	$33,490	$33,490
Special mention	—		—	—	—		—	—	—	—
Substandard	—		—	—	—	0	—	—	453	453
Doubtful	—		—	—	—		—	—	—	—
Loss	—		—	—	—		—	—	—	—
Total HELOCs - purchased	$—		$—	$—	$—		$—	$—	$33,943	$33,943

Construction and land/lots
Risk rating:
Pass	$431		$8,096	$8,454	$747		$—	$2,781	$48,920	$69,429
Special mention	—		—	—	—		—	—	—	—
Substandard	—		—	—	—		—	406	—	406
Doubtful	—		—	—	—		—	—	—	—
Loss	—		—	—	—		—	—	—	—
Total construction and land/lots	$431		$8,096	$8,454	$747		$—	$3,187	$48,920	$69,835

Indirect auto finance
Risk rating:
Pass	$8,103		$37,082	$23,730	$13,635		$15,561	$7,222	$—	$105,333
Special mention	—	0	—	—	—		—	—	—	—
Substandard	—		12	353	120		208	157	—	850
Doubtful	—		—	—	—		—	—	—	—
Loss	—		1	—	—		—	—	—	1
Total indirect auto finance	$8,103		$37,095	$24,083	$13,755		$15,769	$7,379	$—	$106,184

Total consumer loans
Risk rating:
Pass	$303		$1,170	$861	$4,828		$201	$153	$271	$7,787
Special mention	—		—	—	—		14	—	—	14
Substandard	—		—	3	17		3	14	16	53
Doubtful	—		—	—	—		—	—	—	—
Loss	—		—	—	1		—	—	—	1
Total consumer loans	$303		$1,170	$864	$4,846		$218	$167	$287	$7,855

Total retail consumer loans
Risk rating:
Pass	$18,758		$117,781	$89,853	$57,821		$51,839	$183,035	$202,534	$721,621
Special mention	—		—	—	—		14	1,102	—	1,116
Substandard	—		255	1,328	296		426	6,442	521	9,268
Doubtful	—		—	—	—		—	188	—	188
Loss	—		1	—	1		—	314	—	316
Total retail consumer loans	$18,758		$118,037	$91,181	$58,118		$52,279	$191,081	$203,055	$732,509

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial loans by origination year:

	Term Loans By Origination Fiscal Year
June 30,	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial real estate
Risk rating:
Pass	$227,850	$177,691	$142,407	$158,147	$158,525	$220,834	$25,860	$1,111,314
Special mention	—	—	—	16,951	1,256	3,092	—	21,299
Substandard	—	—	—	630	4,993	3,642	398	9,663
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$227,850	$177,691	$142,407	$175,728	$164,774	$227,568	$26,258	$1,142,276

Construction and development
Risk rating:
Pass	18,262	6,523	10,349	6,008	2,693	7,153	123,843	$174,831
Special mention	—	—	—	—	—	286	3,827	4,113
Substandard	—	—	—	—	—	482	—	482
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	1	—	1
Total construction and development	$18,262	$6,523	$10,349	$6,008	$2,693	$7,922	$127,670	$179,427

Commercial and industrial
Risk rating:
Pass	29,606	14,010	18,826	10,759	15,346	10,589	36,165	$135,301
Special mention	—	21	438	110	32	125	37	763
Substandard	31	33	300	—	—	83	4,829	5,276
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	1	—	1
Total commercial and industrial	$29,637	$14,064	$19,564	$10,869	$15,378	$10,798	$41,031	$141,341

Equipment finance
Risk rating:
Pass	154,685	104,681	53,178	4,773	—	—	—	$317,317
Special mention	—	—		—	—	—	—	—
Substandard	—	—	323	—	—	—	—	323
Doubtful	—	—	280	—	—	—	—	280
Loss	—	—	—	—	—	—	—	—
Total equipment finance	$154,685	$104,681	$53,781	$4,773	$—	$—	$—	$317,920

Municipal leases
Risk rating:
Pass	23,358	19,240	14,005	17,979	9,738	47,144	8,700	$140,164
Special mention	—	—	—	—	—	257	—	257
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss		—	—	—	—	—	—	—
Total municipal leases	$23,358	$19,240	$14,005	$17,979	$9,738	$47,401	$8,700	$140,421

PPP loans
Risk rating:
Pass	29,667	16,983	—	—	—	—	—	$46,650
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total PPP loans	$29,667	$16,983	$—	$—	$—	$—	$—	$46,650

Total commercial loans
Risk rating:
Pass	$483,428	$339,128	$238,765	$197,666	$186,302	$285,720	$194,568	$1,925,577
Special mention	—	21	438	17,061	1,288	3,760	3,864	26,432
Substandard	31	33	623	630	4,993	4,207	5,227	15,744
Doubtful	—	—	280	—	—	—	—	280
Loss	—	—	—	—	—	2	—	2
Total commercial loans	$483,459	$339,182	$240,106	$215,357	$192,583	$293,689	$203,659	$1,968,035

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for retail consumer loans by origination year:

	Term Loans By Origination Fiscal Year
June 30,	2021	2020	2019	2018	2017	Prior	Revolving	Total
One-to-four family
Risk rating:
Pass	$72,723	$52,987	$46,958	$40,461	$37,361	$143,531	$4,345	$398,366
Special mention	—	—	—	—	27	1,084	—	1,111
Substandard	246	981	—	216	86	5,037	—	6,566
Doubtful	—	—	—	—	—	191	—	191
Loss	—	—	—	—	—	315	—	315
Total one-to-four family	$72,969	$53,968	$46,958	$40,677	$37,474	$150,158	$4,345	$406,549

HELOCs - originated
Risk rating:
Pass	2,767	465	1,294	217	716	9,469	114,048	$128,976
Special mention	—	—	—	—	—	12	—	12
Substandard	—	—	159	—	38	935	105	1,237
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOCs - originated	$2,767	$465	$1,453	$217	$754	$10,416	$114,153	$130,225

HELOCs - purchased
Risk rating:
Pass	—	—	—	—	—	—	38,523	$38,523
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	453	453
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOCs - purchased	$—	$—	$—	$—	$—	$—	$38,976	$38,976

Construction and land/lots
Risk rating:
Pass	4,244	12,133	2,357	956	—	3,558	42,267	$65,515
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	96	—	416	—	512
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land/lots	$4,244	$12,133	$2,357	$1,052	$—	$3,974	$42,267	$66,027

Indirect auto finance
Risk rating:
Pass	42,128	27,134	16,224	18,853	7,561	2,061	—	$113,961
Special mention	—	—	—	—	—	—	—	—
Substandard	29	415	195	273	143	75	—	1,130
Doubtful	—	—	—	—	—	—	—	—
Loss	2	—	—	—	—	—	—	2
Total indirect auto finance	$42,159	$27,549	$16,419	$19,126	$7,704	$2,136	$—	$115,093

Consumer loans
Risk rating:
Pass	1,344	1,019	5,204	252	90	91	288	$8,288
Special mention	—	—	—	14	—	—	—	14
Substandard	—	3	19	11	4	10	11	58
Doubtful	—	—	—	—	—	—	—	—
Loss	—	1	1	—	—	—	—	2
Total consumer loans	$1,344	$1,023	$5,224	$277	$94	$101	$299	$8,362

Total retail consumer loans
Risk rating:
Pass	$123,206	$93,738	$72,037	$60,739	$45,728	$158,710	$199,471	$753,629
Special mention	—	—	—	14	27	1,096	—	1,137
Substandard	275	1,399	373	596	271	6,473	569	9,956
Doubtful	—	—	—	—	—	191	—	191
Loss	2	1	1	—	—	315	—	319
Total retail consumer loans	$123,483	$95,138	$72,411	$61,349	$46,026	$166,785	$200,040	$765,232

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present aging analysis of past due loans (includes nonaccrual loans) by segment and class for the periods indicated below:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
September 30, 2021
Commercial loans:
Commercial real estate	$—	$114	$114	$1,132,650	$1,132,764
Construction and development	216	37	253	187,647	187,900
Commercial and industrial	67	562	629	152,983	153,612
Equipment finance	52	256	308	341,687	341,995
Municipal finance	405	—	405	141,695	142,100
PPP loans	—	—	—	28,762	28,762
Retail consumer loans:
One-to-four family	1,159	1,227	2,386	382,515	384,901
HELOCs - originated	65	317	382	129,409	129,791
HELOCs - purchased	200	—	200	33,743	33,943
Construction and land/lots	126	22	148	69,687	69,835
Indirect auto finance	170	139	309	105,875	106,184
Consumer	425	43	468	7,387	7,855
Total loans	$2,885	$2,717	$5,602	$2,714,040	$2,719,642

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2021
Commercial loans:
Commercial real estate	$396	$1,680	$2,076	$1,140,200	$1,142,276
Construction and development	—	37	37	179,390	179,427
Commercial and industrial	634	19	653	140,688	141,341
Equipment finance	—	347	347	317,573	317,920
Municipal finance	—	—	—	140,421	140,421
PPP loans	—	—	—	46,650	46,650
Retail consumer loans:
One-to-four family	1,112	1,124	2,236	404,313	406,549
HELOCs - originated	290	186	476	129,749	130,225
HELOCs - purchased	198	79	277	38,699	38,976
Construction and land/lots	6	35	41	65,986	66,027
Indirect auto finance	299	259	558	114,535	115,093
Consumer	378	36	414	7,948	8,362
Total loans	$3,313	$3,802	$7,115	$2,726,152	$2,733,267

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the three months ended September 30, 2021.

	September 30, 2021	June 30, 2021	90 Days + & still accruing as of September 30, 2021	Nonaccrual with no allowance as of September 30, 2021	Interest income recognized
Commercial loans:
Commercial real estate	$1,576	$7,015	$—	$—	$12
Construction and development	388	482	—	—	2
Commercial and industrial	1,488	49	—	418	12
Equipment finance	334	630	—	255	—
Retail consumer loans:
One-to-four family	1,710	2,625	—	—	11
HELOCs - originated	445	476	—	—	2
HELOCs - purchased	453	453	—	—	8
Construction and land/lots	22	22	—	—	—
Indirect auto finance	274	438	—	—	2
Consumer	48	416	—	—	—
Total loans	$6,738	$12,606	$—	$673	$49
The decrease in the nonaccrual balance in the above schedule, compared to June 30, 2021, is mainly due to the payoff of two commercial real estate loan relationships totaling $5.1 million.
TDRs are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity.
The Company’s loans that were performing under the payment terms of TDRs that were excluded from nonaccruing loans above at the dates indicated follows:

	September 30, 2021	June 30, 2021
Performing TDRs	$11,341	$11,088

The following table presents a breakdown of the provision (benefit) for credit losses included in our Consolidated Statements of Income:

	Three Months Ended
	September 30,
	2021	2020
Provision (benefit) for credit losses:
Loans	$(1,335)	$950
Off-balance-sheet credit exposure	(125)	—
Total provision (benefit) for credit losses	$(1,460)	$950
The following tables present analysis of the ACL on loans by segment for the periods indicated below:

	Three Months Ended
	September 30, 2021
	Commercial	Retail Consumer	Total
Balance at beginning of period	$24,746	$10,722	$35,468
Benefit for credit losses	(623)	(712)	(1,335)
Charge-offs	(619)	(90)	(709)
Recoveries	700	282	982
Net recoveries	81	192	273
Balance at end of period	$24,204	$10,202	$34,406

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Three Months Ended
	September 30, 2020
	Commercial	Retail Consumer	Total
Balance at beginning of period	$21,116	$6,956	$28,072
Impact of adoption ASU 2016-13	4,073	10,736	14,809
Provision for credit losses	292	658	950
Charge-offs	(1,095)	(682)	(1,777)
Recoveries	813	265	1,078
Net charge-offs	(282)	(417)	(699)
Balance at end of period	$25,199	$17,933	43,132

The following tables present ending balances of loans and the related ACL, by segment and class for the periods indicated below:

	Allowance for Credit Losses			Total Loans Receivable
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
September 30, 2021
Commercial loans:
Commercial real estate	$9	$12,209	$12,218	$299	$1,132,465	$1,132,764
Construction and development	—	1,776	1,776	—	187,900	187,900
Commercial and industrial	525	2,682	3,207	2,048	151,564	153,612
Equipment finance	—	6,714	6,714	255	341,740	341,995
Municipal finance	—	289	289	—	142,100	142,100
PPP loans	—	—	—	—	28,762	28,762
Retail consumer loans:
One-to-four family	3	5,018	5,021	1,969	382,932	384,901
HELOCs - originated	—	1,430	1,430	—	129,791	129,791
HELOCs - purchased	—	374	374	—	33,943	33,943
Construction and land/lots	—	776	776	—	69,835	69,835
Indirect auto finance	—	2,444	2,444	—	106,184	106,184
Consumer	—	157	157	—	7,855	7,855
Total	$537	$33,869	$34,406	$4,571	$2,715,071	$2,719,642

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Allowance for Loan Losses			Total Loans Receivable
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
June 30, 2021
Commercial loans:
Commercial real estate	$456	$12,826	$13,282	$5,729	$1,136,547	$1,142,276
Construction and development	—	1,801	1,801	80	179,347	179,427
Commercial and industrial	9	2,583	2,592	760	140,581	141,341
Equipment finance	—	6,537	6,537	275	317,645	317,920
Municipal finance	—	534	534	—	140,421	140,421
PPP loans	—	—	—	—	46,650	46,650
Retail consumer loans:
One-to-four family	2	5,407	5,409	1,977	404,572	406,549
HELOCs - originated	—	1,512	1,512	—	130,225	130,225
HELOCs - purchased	—	452	452	—	38,976	38,976
Construction and land/lots	—	812	812	—	66,027	66,027
Indirect auto finance	—	2,367	2,367	—	115,093	115,093
Consumer	—	170	170	—	8,362	8,362
Total	$467	$35,001	$35,468	$8,821	$2,724,446	$2,733,267
In estimating ECL, ASC 326 prescribes that if foreclosure is probable, a CDA is required to be measured at the fair value of collateral, but as a practical expedient, if foreclosure is not probable, fair value measurement is optional. For those CDA loans measured at the fair value of collateral, a credit loss expense is recorded for loan amounts in excess of fair value. The following tables provide a breakdown between loans identified as CDAs and non-CDAs, by segment and class, and securing collateral, as well as collateral coverage for those loans for the periods indicated below:

	Type of Collateral and Extent to Which Collateral Secures Financial Assets
September 30, 2021	Residential Property	Investment Property	Commercial Property	Business Assets	Financial Assets Not Considered Collateral Dependent	Total
Commercial loans:
Commercial real estate	$—	$—	$299	$—	$1,132,465	$1,132,764
Construction and development	—	—	—	—	187,900	187,900
Commercial and industrial	—	—	—	494	153,118	153,612
Equipment finance	—	—	—	—	341,995	341,995
Municipal finance	—	—	—	—	142,100	142,100
PPP loans	—	—	—	—	28,762	28,762
Retail consumer loans:
One-to-four family	799	—	—	—	384,102	384,901
HELOCs - originated	—	—	—	—	129,791	129,791
HELOCs - purchased	—	—	—	—	33,943	33,943
Construction and land/lots	—	—	—	—	69,835	69,835
Indirect auto finance	—	—	—	—	106,184	106,184
Consumer	—	—	—	—	7,855	7,855
Total	$799	$—	$299	$494	$2,718,050	$2,719,642
Total Collateral Value	$1,160	$—	$288	$—

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Type of Collateral and Extent to Which Collateral Secures Financial Assets
June 30, 2021	Residential Property	Investment Property	Commercial Property	Business Assets	Financial Assets Not Considered Collateral Dependent	Total
Commercial loans:
Commercial real estate	$—	$3,421	$2,308	$—	$1,136,547	$1,142,276
Construction and development	—	80	—	—	179,347	179,427
Commercial and industrial	—	—	—	25	141,316	141,341
Equipment finance	—	—	—	—	317,920	317,920
Municipal finance	—	—	—	—	140,421	140,421
PPP loans	—	—	—	—	46,650	46,650
Retail consumer loans:
One-to-four family	807	—	—	—	405,742	406,549
HELOCs - originated	—	—	—	—	130,225	130,225
HELOCs - purchased	—	—	—	—	38,976	38,976
Construction and land/lots	—	—	—	—	66,027	66,027
Indirect auto finance	—	—	—	—	115,093	115,093
Consumer	—	—	—	—	8,362	8,362
Total	$807	$3,501	$2,308	$25	$2,726,626	$2,733,267
Total Collateral Value	$1,160	$3,602	$2,723	$26
The following table presents a breakdown of the types of concessions made on TDRs by loan class for the period indicated below:

	Three Months Ended September 30,
	2021			2020
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Other TDRs:
Commercial:
Commercial and industrial	—	—	—	1	4,407	3,800
Retail consumer:
HELOCs - originated	1	18	18	—	—	—
Indirect auto finance	5	84	83	6	105	78
Total	6	$102	$101	7	$4,512	$3,878

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the periods indicated below:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
Indirect auto finance	2	44	1	11
Total	2	$44	—	$11

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

Off-Balance-Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At September 30, 2021, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $2,198.
Modifications in Response to COVID-19
Beginning in March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with a joint agency statement issued by banking agencies and confirmed by FASB staff that short-term modifications made in response to COVID-19 are not considered TDRs.
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
As of September 30, 2021, the Company had $1,003 in loans with full principal and interest payment deferrals related to COVID-19 compared to $107 at June 30, 2021. Substantially all loans placed on full payment deferral during the pandemic have come out of deferral and borrowers are either making regular loan payments or interest-only payments through the end of calendar year 2021. As of September 30, 2021, the Company had $67,810 in commercial loan deferrals on interest-only payments compared to $78,850 at June 30, 2021.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
7.    Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Three Months Ended September 30,
	2021	2020
Numerator:
Net income	$10,527	$5,753
Allocation of earnings to participating securities	(92)	(50)
Numerator for basic EPS - Net income available to common stockholders	$10,435	$5,703
Effect of dilutive securities:
Dilutive effect to participating securities	2	6
Numerator for diluted EPS	$10,437	$5,709
Denominator:
Weighted-average common shares outstanding - basic	15,761,247	16,230,990
Effect of dilutive shares	385,364	238,252
Weighted-average common shares outstanding - diluted	16,146,611	16,469,242
Net income per share - basic	$0.66	$0.35
Net income per share - diluted	$0.65	$0.35
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 446,250 stock options that were anti-dilutive for the three months ended September 30, 2021, respectively. There were 573,900 stock options that were anti-dilutive for the three months ended September 30, 2020, respectively.
8.    Equity Incentive Plan
The Company provides stock-based awards through the 2013 Omnibus Incentive Plan, which provides for awards of restricted stock, restricted stock units, stock options, stock appreciation rights and cash awards to directors, directors emeritus, officers, employees and advisory directors. The cost of equity-based awards under the 2013 Omnibus Incentive Plan generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the plan is 2,962,400, including 2,116,000 for stock options and stock appreciation rights and 846,400 for awards of restricted stock and restricted stock units. Shares of common stock issued under the plan would be issued out of authorized but unissued shares, some or all of which may be repurchased shares. The Company repurchased all 846,400 shares on the open market for issuance under the 2013 Omnibus Incentive Plan, for $13,297, at an average cost of $15.71 per share during the year ended June 30, 2013.
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,
	2021	2020
Share-based compensation expense	$415	$506
Tax benefit	$98	$119

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The table below presents stock option activity and related information:

	Options	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2020	1,615,500	$18.12	4.4	$1,711
Forfeited	200	24.95	—	—
Options outstanding at September 30, 2020	1,615,300	$18.12	4.1	$—
Exercisable at September 30, 2020	1,303,000	$16.31	3.3	$—
Non-vested at September 30, 2020	312,300	$25.68	7.6	$—

Options outstanding at June 30, 2021	1,319,456	$19.07	3.9	$11,657
Exercised	46,200	15.16	—	—
Forfeited	2,600	25.42	—	—
Options outstanding at September 30, 2021	1,270,656	$19.19	3.7	$11,164
Exercisable at September 30, 2021	1,030,506	$17.75	2.9	$10,546
Non-vested at September 30, 2021	240,150	$25.41	7.3	$617
There were no options granted during the three months ended September 30, 2021 and 2020.

At September 30, 2021, the Company had $1,083 of unrecognized compensation expense related to 240,150 stock options originally scheduled to vest over a five-year vesting period. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.4 years at September 30, 2021. At September 30, 2020, the Company had $1,535 of unrecognized compensation expense related to 312,300 stock options originally scheduled to vest over a five-year vesting period. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.5 years at September 30, 2020.
The table below presents restricted stock award activity and related information:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at June 30, 2020	144,046	$25.89	$2,305
Vested	2,600	25.37	—
Forfeited	200	24.95	—
Non-vested at September 30, 2020	141,246	$25.90	$1,918

Non-vested at June 30, 2021	151,575	$25.06	$4,229
Vested	8,918	26.93	—
Forfeited	3,000	26.31	—
Non-vested at September 30, 2021	139,657	$25.00	$3,908
The table above includes non-vested performance-based restricted stock units totaling 23,662 and 16,440 at September 30, 2021 and 2020, respectively. Each issuance of these stock units is scheduled to vest over 3.0 years assuming certain performance metrics are met. In addition, the 8,918 vested shares reflected above includes a total of 7,118 performance-based restricted stock units which vested during the three months ended September 30, 2021.
At September 30, 2021, unrecognized compensation expense was $2,483 related to 139,657 shares of restricted stock originally scheduled to vest over three- and five-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.5 years at September 30, 2021. At September 30, 2020, unrecognized compensation expense was $2,715 related to 141,246 shares of restricted stock originally scheduled to vest over three- and five-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.6 years at September 30, 2020.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
9.    Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At September 30, 2021 and June 30, 2021, respectively, loan commitments (excluding $205,848 and $277,600 of undisbursed portions of construction loans) totaled $83,616 and $123,463 of which $12,636 and $45,270 were variable rate commitments and $70,980 and $78,193 were fixed rate commitments. The fixed rate loans had interest rates ranging from 1.41% to 9.75% at September 30, 2021 and 2.50% to 8.36% at June 30, 2021, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $571,362 and $530,505 at September 30, 2021 and June 30, 2021, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these interest rate lock commitments was not material at September 30, 2021 or June 30, 2021.
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
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of September 30, 2021 and June 30, 2021 were $9,671 and $8,681, respectively. There was no liability recorded for these letters of credit at September 30, 2021 or June 30, 2021, respectively.
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

	September 30, 2021
	Total	Level 1	Level 2	Level 3
U.S government agencies	$19,101	$—	$19,101	$—
Residential MBS of U.S. government agencies and GSEs	41,458	—	41,458	—
Municipal bonds	7,836	—	7,836	—
Corporate bonds	56,181	—	56,181	—
Total	$124,576	$—	$124,576	$—

	June 30, 2021
	Total	Level 1	Level 2	Level 3
U.S government agencies	$19,073	$—	$19,073	$—
Residential MBS of U.S. government agencies and GSEs	43,404	—	43,404	—
Municipal bonds	9,551	—	9,551	—
Corporate bonds	84,431	—	84,431	—
Total	$156,459	$—	$156,459	$—
There were no transfers between levels during the three months ended September 30, 2021 and 2020.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Individually evaluated loans	$4,034	$—	$—	$4,034

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Individually evaluated loans	$8,354	$—	$—	$8,354
Quantitative information about Level 3 fair value measurements during the periods ended September 30, 2021 and June 30, 2021 is shown in the tables below:

	Fair Value at September 30, 2021	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Individually evaluated loans	$4,034	Discounted appraisals and discounted cash flows	Collateral discounts: Discount spread:	6% - 100% 0%	13%

	Fair Value at June 30, 2021	Valuation Techniques	Unobservable Input	Range	Weighted Average
Nonrecurring measurements:
Individually evaluated loans	$8,354	Discounted appraisals and discounted cash flows	Collateral discounts: Discount spread:	0% - 52% 0% - 7%	6%
The stated carrying value and estimated fair value amounts of financial instruments as of September 30, 2021 and June 30, 2021, are summarized below:

	September 30, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$42,573	$42,573	$42,573	$—	$—
Commercial paper	196,652	196,652	196,652	—	—
Certificates of deposit in other banks	35,495	35,495	—	35,495	—
Debt securities available for sale	124,576	124,576	—	124,576	—
Loans held for sale	105,161	107,972	—	—	107,972
Loans, net	2,685,236	2,656,263	—	—	2,656,263
FHLB stock	2,965	2,965	2,965	—	—
FRB stock	7,395	7,395	7,395	—	—
SBIC investments	10,531	10,531	—	—	10,531
Accrued interest receivable	8,429	8,429	—	611	7,818
Liabilities:
Noninterest-bearing and NOW deposits	1,333,439	1,333,439	—	1,333,439	—
Money market accounts	987,650	621,675	—	621,675	—
Savings accounts	220,614	220,614	—	220,614	—
Certificates of deposit	445,581	446,540	—	446,540	—
Borrowings	40,000	40,000	—	40,000	—
Accrued interest payable	50	50	—	50	—

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
The Company had off-balance sheet financial commitments, which included approximately $860,826 and $931,568 of commitments to originate loans, undisbursed portions of interim construction loans, and unused lines of credit at September 30, 2021 and June 30, 2021, respectively (see "Note 9 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.
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
FHLB and FRB stock – No ready market exists for these stocks and they have no quoted market value. However, redemptions of these stocks have historically been at par value. Accordingly, cost is deemed to be a reasonable estimate of fair value.
SBIC investments – No ready market exists for these investments and they have no quoted market value. SBIC investments are valued at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions of identical or similar investments. Accordingly, cost is deemed to be a reasonable estimate of fair value.
Deposits – Fair values for demand deposits, money market accounts, and savings accounts are the amounts payable on demand as of September 30, 2021 and June 30, 2021. The fair value of certificates of deposit is estimated by discounting the contractual cash flows using current market interest rates for accounts with similar maturities.
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
11.    Leases
As Lessee - Operating Leases
The Company's operating leases primarily include office space and bank branches. Certain leases include one or more options to renew, with renewal terms that can extend the lease term up to 15 additional years. The exercise of lease renewal options is at management's sole discretion. When it is reasonably certain that the Company will exercise its option to renew or extend the lease term, that option is included in estimating the value of the ROU and lease liability. At September 30, 2021, there were no leases awaiting commencement. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the Company's lease agreements include periodic rate adjustments for inflation. The depreciable life of ROU assets and leasehold improvements are limited to the shorter of the useful life or the expected lease term. Leases with an initial term of 12 months or less are not recorded on the Company's Consolidated Balance Sheets. The Company recognizes lease expenses for these leases over the lease term.
The following table presents supplemental balance sheet information related to operating leases. ROU assets are included in other assets and lease liabilities are included in other liabilities.

Supplemental Balance Sheet Information:	September 30, 2021	June 30, 2021
ROU assets	$6,103	$5,498
Lease liabilities	$6,852	$5,926
Weighted-average remaining lease terms (years)	9.70	9.49
Weighted-average discount rate	3.15%	3.18%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at September 30, 2021:

Fiscal year ending September 30:
Remaining 2022	$1,100
2023	1,479
2024	1,010
2025	630
2026	512
Thereafter	3,218
Total of future minimum payments	$7,949
The following table presents components of operating lease expense for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Operating lease cost (included in occupancy expense)	$484	$439
Sublease income (included in other, net noninterest income)	(51)	(61)
Total operating lease expense, net	$433	$378
As Lessee - Finance Lease
The Company currently leases land for one of its branch office locations under a finance lease. The ROU asset for the finance lease totaled $2,052 at September 30, 2021 and June 30, 2021 and is included in other assets. The corresponding lease liability totaled $1,793 and $1,804 at September 30, 2021 and June 30, 2021, respectively, and is included in other liabilities. For the three months ended September 30, 2021 and September 30, 2020, interest expense on the lease liability totaled $23 and $24, respectively. The finance lease has a maturity date of July 2028 and a discount rate of 5.18%.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following schedule summarizes aggregate future minimum lease payments under this finance lease obligation at September 30, 2021:

Fiscal year ending September 30:
Remaining 2022	$100
2023	134
2024	145
2025	146
2026	146
Thereafter	1,702
Total minimum lease payments	2,373
Less: amount representing interest	(580)
Present value of net minimum lease payments	$1,793
Supplemental lease cash flow information for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
ROU assets - noncash additions (operating leases)	$959	$533
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	628	524
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	33	33
As Lessor - General
The Company leases equipment to commercial end users under operating and finance lease arrangements. The Company's equipment finance leases consist mainly of construction, transportation, medical, and manufacturing equipment. Many of its operating and finance leases offer the lessee the option to purchase the equipment at fair value or for a nominal fixed purchase option; and most of the leases that do not have a nominal purchase option include renewal provisions resulting in some leases continuing beyond initial contractual terms. The Company's leases do not include early termination options, and continued rent payments are due if leased equipment is not returned at the end of the lease.
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from 1 to 5 years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $24,821 and $25,932 with a residual value of $14,693 and $15,330 as of September 30, 2021 and June 30, 2021, respectively.
The following schedule summarizes aggregate future minimum operating lease payments to be received at September 30, 2021:

Fiscal year ending September 30:
Remaining 2022	$4,734
2023	4,671
2024	2,569
2025	722
2026	246
Thereafter	13
Total of future minimum payments	$12,955
As Lessor - Finance Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment. For the three months ended September 30, 2021 and 2020, total interest income on equipment finance leases totaled $759 and $530, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents components of finance lease net investment included within equipment finance class of financing receivables:

	September 30, 2021	June 30, 2021
Lease receivables	$63,741	$63,279
The following schedule summarizes aggregate future minimum finance lease payments to be received at September 30, 2021:

Fiscal year ending September 30:
Remaining 2022	$14,928
2023	19,076
2024	16,036
2025	10,862
2026	6,437
Thereafter	2,791
Total minimum payments	70,130
Less: amount representing interest	(6,389)
Total	$63,741

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, but instead are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would," and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions, and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements. The factors that could result in material differentiation include, but are not limited to: the effect of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for credit losses and provision for credit losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of LIBOR, and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; decreases in the secondary market for the sale of loans that we originate; results of examinations of us by the Board of Governors of the Federal Reserve System (“Federal Reserve”), the NCCOB, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in laws or regulations, changes in regulatory policies and principles or the application or interpretation of laws and regulations by regulatory agencies and tax authorities, including changes in deferred tax asset and liability activity, or the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to attract and retain deposits; management's assumptions in determining the adequacy of the allowance for credit losses; our ability to control operating costs and expenses, especially costs associated with our operation as a public company; the use of estimates in determining fair value of certain assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the CARES Act; and the other risks detailed from time to time in our filings with the SEC, including our 2021 Form 10-K.
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
Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that is paid on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures put in place to address its economic consequences are unknown, including the 150 basis point reduction in the targeted federal funds rate during 2020, until the pandemic subsides, expect our net interest income and net interest margin to be adversely affected throughout fiscal 2022 and possibly longer.
A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges and fees on deposit accounts, loan income and fees, lease income, gain on the sale of loans held for sale, and gains and losses from sales of debt securities.
An offset to net interest income is the provision for credit losses which is required to establish and maintain the ACL. All financial assets measured at amortized cost and off balance sheet credit exposures, including loans, investment securities and unfunded commitments are evaluated for credit losses. See "Note 1 – Summary of Significant Accounting Policies" in Item 1 of our 2021 Form 10-K for further discussion.
Our noninterest expenses consist primarily of salaries and employee benefits, occupancy expense, and computer services. Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and costs of utilities.
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
At September 30, 2021, we have over 30 locations in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley). During the quarter ended September 30, 2021, we closed nine branches located in North Carolina, Tennessee, and Virginia.
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
Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report contains certain non-GAAP financial measures, which include: tangible book value; tangible book value per share, tangible equity to tangible assets ratio; and the ratio of the ACL to total loans excluding PPP loans. Management has presented the non-GAAP financial measures in this discussion and analysis because it believes including these items provides useful and comparative information to assess trends in our core operations while facilitating comparison of the quality and composition of our earnings over time and in comparison to our competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations for the Three Months Ended September 30, 2021 and 2020” for more detailed information about our financial performance.

Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

	As of
(Dollars in thousands, except per share data)	September 30,	June 30,	September 30,
	2021	2021	2020
Total stockholders' equity	$396,511	$396,519	$400,351
Less: goodwill, core deposit intangibles, net of taxes	25,830	25,902	26,285
Tangible book value (1)	$370,681	$370,617	$374,066
Common shares outstanding	16,307,658	16,636,483	17,020,724
Tangible book value per share	$22.73	$22.28	$21.98
Book value per share	$24.31	$23.83	$23.52
_________________________________________________________________
(1) Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
(Dollars in thousands)	September 30,	June 30,	September 30,
	2021	2021	2020
Tangible equity (1)	$370,681	$370,617	$374,066
Total assets	3,481,360	3,524,723	3,674,034
Less: goodwill, core deposit intangibles, net of taxes	25,830	25,902	26,285
Total tangible assets(2)	$3,455,530	$3,498,821	$3,647,749
Tangible equity to tangible assets	10.73%	10.59%	10.25%
_________________________________________________________________
(1)    Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.
(2)    Total tangible assets is equal to total assets less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of the ACL to total loans and the allowance for credit losses as adjusted to exclude PPP loans:

(Dollars in thousands)	September 30,	June 30,	September 30,
	2021	2021	2020
Total loans receivable (GAAP)	$2,719,642	$2,733,267	$2,769,396
Less: PPP loans (1)	28,762	46,650	80,816
Adjusted loans (non-GAAP)	$2,690,880	$2,686,617	$2,688,580

Allowance for credit losses (GAAP)	$34,406	$35,468	$43,132
Allowance for credit losses / Adjusted loans (non-GAAP)	1.28%	1.32%	1.60%
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
In response to the COVID-19 pandemic, we offered a variety of relief options designed to support our customers and the communities we serve. As businesses reopened and the economy started to improve, we began to see our markets return to some normalcy; however, we continue to monitor the impact of the Delta variant of COVID-19 which has prompted many public health officials and municipalities to reinstate mask mandates and reconsider lifting pandemic restrictions. While it is not possible to know the full extent of the impact as of the date of this filing, set forth (below) are potentially material items of which we are aware.

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
During the previous quarter ended June 30, 2021, we completed our origination participation in the SBA PPP as the program came to an end. As of September 30, 2021, PPP loans totaled $28.8 million, which included $611,000 in net deferred fees that will be accreted into interest income over the remaining life of the loans. If the loans are forgiven, these fees will be accelerated into income at that time. For the three months ended September 30, 2021, we earned $424,000 in fees through accretion, including accelerated accretion resulting from loan forgiveness. During the quarter ended September 30, 2021, $18.3 million in PPP loans were forgiven as compared to $28.3 million in the prior period. We have worked with the SBA to forgive a total of $82.5 million in PPP loans for our customers during our participation in the program.
Loan Modifications. As of September 30, 2021, we had $1.0 million in loans with full principal and interest payment deferrals related to COVID-19 compared to $107,000 at June 30, 2021. The increase from June 30, 2021 resulted from small balance loans in the equipment finance and retail consumer loan categories. Substantially all loans placed on full payment deferral during the pandemic have come out of deferral and borrowers are either making regular loan payments or interest-only payments through the end of calendar year 2021. As of September 30, 2021, we had $67.8 million in commercial loan deferrals on interest-only payments compared to $78.9 million at June 30, 2021.
We believe the steps we have taken and continue to take are necessary to effectively manage our portfolio and assist our customers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic. In addition, we will continue to work with our customers to determine the best option for repayment of accrued interest on the deferred payments.
Branch Operations and Support Personnel. Throughout the pandemic we have provided banking services with a focus on the health and safety of our customers and employees. We continue to monitor the effects of customer behavior specific to in-person branch transactions and have experienced meaningful increases in digital banking activity and online deposit account openings. Partially in response to these changes, we closed nine branches in North Carolina, Tennessee, and Virginia during the three months ended September 30, 2021. We continue to respond to the banking needs of our customers whether through physical branch locations and/or digital banking services.
Comparison of Financial Condition at September 30, 2021 and June 30, 2021
General.  Total assets and liabilities both decreased by $43.4 million down to $3.5 billion and $3.1 billion, respectively, at September 30, 2021 as compared to June 30, 2021. The decrease in assets was primarily driven by a cumulative decrease of $44.9 million, or 18.1% in cash and cash equivalents, certificates of deposit in other banks, and debt securities available for sale, and a $13.6 million, or 0.5% decrease in loans receivable as the Company redirected its excess liquidity to continue paying down borrowings during the period. These decreases were partially offset by an $11.6 million, or 12.4% increase in loans held for sale primarily related to additional SBA commercial loans, one-to-four family residential mortgage loans and home equity loans originated for sale during the period, and a $7.1 million, or 3.7% increase in commercial paper.
Cash, cash equivalents, and commercial paper.  Total cash and cash equivalents decreased $8.4 million, or 16.5% to $42.6 million at September 30, 2021 from $51.0 million at June 30, 2021. Commercial paper increased $7.1 million, or 3.7% to $196.7 million at September 30, 2021 from $189.6 million at June 30, 2021 as a result of the decline in debt securities available for sale during the period.
Investments.  Debt securities available for sale decreased $31.9 million, or 20.4%, to $124.6 million at September 30, 2021 from $156.5 million at June 30, 2021. During the three months ended September 30, 2021, $5.3 million of securities were purchased, $33.2 million of securities matured, and $3.0 million of MBS principal payments were received. At September 30, 2021, certificates of deposit in other banks decreased $4.6 million, or 11.5% to $35.5 million compared to $40.1 million at June 30, 2021. The decrease in certificates of deposit in other banks was due to $5.6 million in maturities partially offset by $1.0 million in purchases. All certificates of deposit in other banks are fully insured by the FDIC. Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Management does not believe that there were any credit losses at September 30, 2021; therefore, no impairment losses were recorded during the first three months of fiscal 2022. Other investments at cost decreased $2.8 million, or 11.9%, to $20.9 million at September 30, 2021 from $23.7 million at June 30, 2021. Other investments at cost included SBIC investments, FRB stock, and FHLB stock totaling $10.5 million, $7.4 million, and $3.0 million, respectively. The overall decrease was driven by a $3.2 million, or 51.8% reduction in FHLB stock as a result of the paydowns in borrowings during the current period.
Loans held for sale. Loans held for sale increased $11.6 million, or 12.4% to $105.2 million at September 30, 2021 from $93.5 million at June 30, 2021. The increase was primarily driven by a $7.2 million, or 22.5% increase in mortgage loans held for sale, a $2.5 million, or 60.2% increase in SBA loans held for sale, and a $1.9 million, or 25.9% increase in HELOCs originated for sale.

Loans.  Total loans receivable decreased $13.6 million, or 0.5% to $2.7 billion at September 30, 2021 from the balance at June 30, 2021. The decrease was driven by PPP loan forgiveness of $18.3 million and a $32.7 million, or 4.3% decrease in retail consumer loans resulting from a reduction in one-to-four family loans and indirect auto finance loans. This decrease was partially offset by a $37.0 million, or 1.9% increase in commercial loans (excluding PPP loans) as the Company continues its focus on the growth of this loan segment.
Commercial and retail consumer loans consist of the following at the dates indicated:

	As of				Percent of total
(Dollars in thousands)	September 30,	June 30,	Change		September 30,	June 30,
	2021	2021	$	%	2021	2021
Commercial loans:
Commercial real estate	$1,132,764	$1,142,276	$(9,512)	(0.8)%	41.7%	41.8%
Construction and development	187,900	179,427	8,473	4.7	6.9	6.6
Commercial and industrial	153,612	141,341	12,271	8.7	5.6	5.2
Equipment finance	341,995	317,920	24,075	7.6	12.6	11.6
Municipal leases	142,100	140,421	1,679	1.2	5.2	5.1
PPP loans	28,762	46,650	(17,888)	(38.3)	1.1	1.7
Total commercial loans	1,987,133	1,968,035	19,098	1.0	73.1	72.0

Retail consumer loans:
One-to-four family	384,901	406,549	(21,648)	(5.3)	14.2	14.9
HELOCs - originated	129,791	130,225	(434)	(0.3)	4.8	4.8
HELOCs - purchased	33,943	38,976	(5,033)	(12.9)	1.2	1.4
Construction and land/lots	69,835	66,027	3,808	5.8	2.6	2.4
Indirect auto finance	106,184	115,093	(8,909)	(7.7)	3.9	4.2
Consumer	7,855	8,362	(507)	(6.1)	0.3	0.3
Total retail consumer loans	732,509	765,232	(32,723)	(4.3)	26.9	28.0
Total loans	$2,719,642	$2,733,267	$(13,625)	(0.5)%	100.0%	100.0%
Asset Quality. Our overall asset quality metrics continue to demonstrate our commitment to growing and maintaining a loan portfolio with a moderate risk profile; however, we will remain diligent in our review of the portfolio and overall economy as we continue to maneuver through the uncertainty surrounding COVID-19. See "Recent Developments: COVID-19, the CARES Act, and Our Response" above for additional information regarding our response to COVID-19.
Nonperforming assets decreased by $6.0 million, or 47.0% to $6.8 million, or 0.19% of total assets at September 30, 2021 from $12.8 million, or 0.36% of total assets at June 30, 2021. The significant decrease from June 30, 2021 was primarily a result of the payoff of two commercial real estate loan relationships totaling $5.1 million. Nonperforming assets included $6.7 million in nonaccruing loans and $45,000 in REO at September 30, 2021, compared to $12.6 million and $188,000 in nonaccruing loans and REO, respectively, at June 30, 2021. Included in nonperforming loans at September 30, 2021 are $930,000 of TDR loans of which $186,000 was current with respect to their modified payment terms. At September 30, 2021, $3.4 million, or 51.2%, of nonaccruing loans were current on their loan payments. The ratio of nonperforming loans to total loans was 0.25% at September 30, 2021 and 0.46% at June 30, 2021. Performing TDRs that were excluded from nonaccruing loans totaled $11.3 million and $11.1 million at September 30, 2021 and June 30, 2021, respectively.
The ratio of classified assets to total assets decreased to 0.65% at September 30, 2021 from 0.76% at June 30, 2021. Classified assets decreased to $22.5 million at September 30, 2021 compared to $26.7 million at June 30, 2021 primarily due to the payoff of the two commercial real estate loans discussed above.
Our individually evaluated loans are comprised of loans meeting certain thresholds, loans on nonaccrual status, and all TDRs, whether performing or on nonaccrual status under their restructured terms. Individually evaluated loans may be evaluated for reserve purposes using either the cash flow or the collateral valuation method. As of September 30, 2021, there were $4.6 million in loans individually evaluated. For more information on these individually evaluated loans, see "Note 6 - Loans and Allowance for Credit Losses on Loans" in this Quarterly Report on Form 10-Q.
Allowance for credit losses.  The ACL was $34.4 million, or 1.27% of total loans at September 30, 2021 compared to $35.5 million, or 1.30% of total loans at June 30, 2021. The ACL to total gross loans excluding PPP loans was 1.28% at September 30, 2021, compared to 1.32% at June 30, 2021. The overall decrease was driven by lower expected credit losses estimated by management based on an improving economic outlook.

There was a net benefit for credit losses of $1.5 million for the three months ended September 30, 2021, compared to a $950,000 provision for the corresponding period in fiscal year 2021. Net loan recoveries totaled $273,000 for the three months ended September 30, 2021, compared to net charge-offs of $699,000 for the same period last year. Net recoveries as a percentage of average loans were (0.04)% for the three months ended September 30, 2021 compared to net charge-offs of 0.10% for the corresponding quarter last year.
The allowance as a percentage of nonaccruing loans increased to 510.63% at September 30, 2021 from 281.38% at June 30, 2021.
Management believes the ACL as of September 30, 2021 was adequate to absorb the estimated losses in the loan portfolio at that date. While management believes the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the ACL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. Lastly, inflation and a further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the ACL and may adversely affect our financial condition and results of operations.
Real estate owned. REO decreased $143,000, or 76.1% to $45,000 at September 30, 2021 entirely related to REO sales during the three months ended September 30, 2021.
Deferred income taxes. Deferred income taxes decreased $1.2 million, or 7.0%, to $15.7 million at September 30, 2021 from $16.9 million at June 30, 2021. The decrease was primarily driven by the utilization of net operating losses and reduction of the ACL.
Premises and equipment, net. Premises and equipment, net decreased $2.3 million, or 3.3% to $68.6 million at September 30, 2021 from $70.9 million at June 30, 2021. The decrease was a result of the nine branch closures that occurred mid-September.
Goodwill. Goodwill remained unchanged at $25.6 million at September 30, 2021 and June 30, 2021.
Other assets. Other assets increased $957,000, or 1.7%, to $58.4 million at September 30, 2021 from $57.5 million at June 30, 2021. The increase was primarily driven by a reclassification of assets held for sale from premises and equipment related to the nine branch closures, partially offset by lower net operating lease assets and lower current taxes receivable.
Deposits.  Deposits increased $31.7 million, or 1.1% during the three months ended September 30, 2021 to $3.0 billion which was driven by a $58.9 million, or 2.4% increase as a result of our successful efforts to increase core deposits. As part of a managed runoff, certificates of deposit decreased $27.2 million, or 5.8% to $445.6 million at September 30, 2021.
The following table sets forth our deposits by type of deposit account as of the dates indicated:

	As of				Percent of total
(Dollars in thousands)	September 30,	June 30,	Change		September 30,	June 30,
	2021	2021	$	%	2021	2021
Core deposits:
Noninterest-bearing accounts	$711,764	$636,414	$75,350	11.8%	23.8%	21.5%
NOW accounts	621,675	644,958	(23,283)	(3.6)%	20.8%	21.8%
Money market accounts	987,650	975,001	12,649	1.3%	33.1%	33.0%
Savings accounts	220,614	226,391	(5,777)	(2.6)%	7.4%	7.7%
Core deposits	2,541,703	2,482,764	58,939	2.4%	85.1%	84.0%
Certificates of deposit	445,581	472,777	(27,196)	(5.8)%	14.9%	16.0%
Total	$2,987,284	$2,955,541	$31,743	1.1%	100.0%	100.0%
Borrowings.  Borrowings decreased $75.0 million, or 65.2% to $40.0 million at September 30, 2021 compared to $115.0 million at June 30, 2021 as excess liquidity was used to pay down borrowings. At September 30, 2021, borrowings had maturities of 30 days or less.
Equity.  Stockholders' equity remained at $396.5 million at September 30, 2021 as compared to June 30, 2021. Increases within stockholders' equity including $10.5 million in net income, and $1.1 million in stock-based compensation and stock option exercises were offset by repurchases of 376,435 shares of common stock at an average cost of $27.71 per share, or approximately $10.4 million and $1.3 million related to cash dividends declared. As of September 30, 2021, the Company and the Bank were both considered "well capitalized" in accordance with the regulatory capital guidelines and exceeded all regulatory capital requirements.

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

	For the Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)

Assets:
Interest-earning assets:
Loans receivable(1)	$2,819,716	$28,205	3.97%	$2,875,432	$28,902	4.02%
Commercial paper and deposits in other banks	277,564	331	0.47%	424,170	881	0.83%
Securities available for sale	138,435	524	1.50%	106,268	528	1.99%
Other interest-earning assets(3)	21,731	555	10.13%	38,946	448	4.61%
Total interest-earning assets	3,257,446	29,615	3.61%	3,444,816	30,759	3.57%
Other assets	260,976			251,648
Total assets	$3,518,422			$3,696,464
Liabilities and equity:
Interest-bearing deposits:
Interest-bearing checking accounts	$635,456	$397	0.25%	$560,481	$397	0.28%
Money market accounts	988,990	367	0.15%	825,545	550	0.27%
Savings accounts	223,658	41	0.07%	200,543	37	0.07%
Certificate accounts	457,865	767	0.67%	689,709	2,269	1.32%
Total interest-bearing deposits	2,305,969	1,572	0.27%	2,276,278	3,253	0.57%
Borrowings	55,464	26	0.18%	475,000	1,687	1.42%
Total interest-bearing liabilities	2,361,433	1,598	0.27%	2,751,278	4,940	0.72%
Noninterest-bearing deposits	708,219			484,336
Other liabilities	52,305			59,935
Total liabilities	3,121,957			3,295,549
Stockholders' equity	396,465			400,915
Total liabilities and stockholders' equity	$3,518,422			$3,696,464

Net earning assets	$896,013			$693,538
Average interest-earning assets to
average interest-bearing liabilities	137.94%			125.21%
Tax-equivalent:
Net interest income		$28,017			$25,819
Interest rate spread			3.34%			2.85%
Net interest margin(4)			3.41%			3.00%
Non-tax-equivalent:
Net interest income		$27,707			$25,509
Interest rate spread			3.30%			2.82%
Net interest margin(4)			3.37%			2.96%
_________________________________________________________________
(1) The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $310 for the three months ended September 30, 2021 and 2020, respectively, calculated based on a combined federal and state tax rate of 24%.
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

	Three Months Ended September 30, 2021
	Compared to
	Three Months Ended September 30, 2020
(Dollars in thousands)	Increase/ (decrease) due to		Total increase/(decrease)
	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$(554)	$(143)	$(697)
Commercial paper and deposits in other banks	(305)	(245)	(550)
Debt securities available for sale	160	(164)	(4)
Other	(198)	305	107
Total interest-earning assets	$(897)	$(247)	$(1,144)
Interest-bearing liabilities:
Interest-bearing checking accounts	$53	$(53)	$—
Money market accounts	109	(292)	(183)
Savings accounts	4	—	4
Certificate accounts	(763)	(739)	(1,502)
Borrowings	(1,490)	(171)	(1,661)
Total interest-bearing liabilities	(2,087)	(1,255)	(3,342)
Net increase (decrease) in tax equivalent interest income	$1,190	$1,008	$2,198

_________________________________________________________________
(1) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $310 for the three months ended September 30, 2021 and 2020, respectively, calculated based on a combined federal and state income tax rate of 24%.
Comparison of Results of Operations for the Three Months Ended September 30, 2021 and 2020
General.  During the three months ended September 30, 2021, net income increased $4.8 million, or 83.0% to $10.5 million compared to $5.8 million for the three months ended September 30, 2020. Our diluted earnings per share increased to $0.65 for the three months ended September 30, 2021 compared to $0.35 for the same period in fiscal 2021. First quarter earnings were positively impacted by a $2.2 million increase in net interest income driven by lower borrowing costs, a $1.7 million increase in noninterest income, and a $1.5 million net benefit for credit losses.
Net Interest Income. Net interest income increased $2.2 million, or 8.6% to $27.7 million for the quarter ended September 30, 2021, compared to $25.5 million for the comparative quarter in fiscal 2021. Interest and dividend income decreased by $1.1 million, or 3.8%, primarily driven by lower average balances on loans and commercial paper combined with lower yields. This decrease was more than offset by a $3.3 million decrease in interest expense.
Average interest-earning assets decreased $187.4 million, or 5.4% to $3.3 billion for the quarter ended September 30, 2021. The average balance of total loans receivable decreased by $55.7 million, or 1.9% compared to the same quarter last year primarily due to the decrease in PPP loans outstanding. The average balance of commercial paper and deposits in other banks decreased $146.6 million, or 34.6% as we used excess liquidity to reduce borrowings between periods, primarily during the quarter ended June 30, 2021. The average balance of other interest-earning assets decreased $17.2 million, or 44.2% driven by a decrease in FHLB stock due to the reduction in FHLB borrowings, and an increase in SBIC investments resulting in higher rates earned for the current period. Net interest margin (on a fully taxable-equivalent basis) for the three months ended September 30, 2021 increased to 3.41% from 3.00% for the same period a year ago as all higher rate long-term borrowings were repaid during the quarter ended June 30, 2021.
Total interest and dividend income decreased $1.1 million, or 3.8% for the three months ended September 30, 2021 as compared to the same period last year, which was primarily a result of a $697,000, or 2.4% decrease in loan interest income, a $550,000, or 62.4% decrease in interest income from commercial paper and deposits in other banks, partially offset by a $107,000, or 23.9% increase in other investment income. The lower interest income in each category was driven by the decrease in average balances, discussed above. In addition, average loan yields decreased 5 basis points to 3.97% for the quarter ended September 30, 2021 from 4.02% in the corresponding quarter last year. Average yields on commercial paper and deposits in other banks decreased 36 basis points to 0.47% for the quarter ended September 30, 2021 from 0.83% in the corresponding quarter last year. Average yields on securities available for sale decreased 49 basis points to 1.50% for the quarter ended September 30, 2021 from 1.99% in the corresponding quarter last year. Average yields on total interest-earning assets increased four basis points to 3.61% for the quarter ended September 30, 2021 from 3.57% in the corresponding quarter last year primarily as a result of the change in mix of interest-earning assets, as a result of using excess liquidity to repay long-term borrowings and reduce short-term interest-earning assets with lower yields.
Total interest expense decreased $3.3 million, or 67.7% for the three months ended September 30, 2021 compared to the same period last year. The decrease was driven by a $1.7 million, or 51.7% decrease in interest expense on deposits and a $1.7 million, or 98.5% decrease in interest expense on borrowings. Average interest-bearing deposits for the quarter ended September 30, 2021 increased $29.7 million, or 1.3%, which was more than offset by the 30 basis point decrease in the cost of deposits, down to 0.27% compared to 0.57% in the same period last year. Average borrowings for the quarter ended September 30, 2021 decreased $419.5 million, or 88.3% along with a 124 basis point decrease in the average cost of borrowings compared to the same period last year. The increase in average deposits (interest and noninterest-bearing) was due to successful deposit gathering campaigns and funds from PPP loans and other government stimulus. The decrease in the average cost of borrowings was primarily driven by the early retirement of long-term borrowings reducing the average balance and partially driven by a shift to short-term borrowings at lower rates. The overall average cost of funds decreased 45 basis points to 0.27% for the current quarter compared to 0.72% in the same quarter last year due primarily to the impact of lower rates.
Provision (Benefit) for Credit Losses. During the three months ended September 30, 2021 there was a $1.5 million net benefit for credit losses compared to a $950,000 provision for the corresponding quarter of fiscal 2021. Net loan recoveries totaled $273,000 for the three months ended September 30, 2021, compared to net charge-offs of $699,000 for the same period last year. Net recoveries as a percentage of average loans were (0.04)% for the quarter ended September 30, 2021 compared to net charge-offs of 0.10% for the corresponding quarter last year.
See "Comparison of Financial Condition - Asset Quality" for additional details.
Noninterest Income. Noninterest income increased $1.7 million, or 19.8% to $10.4 million for the three months ended September 30, 2021 from $8.6 million for the same period in the previous year primarily due to a $713,000, or 21.3% increase in gain on sale of loans, a $505,000, or 106.5% increase in loan income and fees, a $275,000, or 13.1% increase in service charges and fees on deposit accounts, and a $215,000, or 16.2% increase in operating lease income. The increase in gain on the sale of loans was driven by an increase in gains from sales of SBA loans in the current period as this line of business improves from the effects of the COVID-19 pandemic. During the quarter ended September 30, 2021, $63.8 million of residential mortgage loans originated for sale which were sold with gains of $2.1 million compared to $96.0 million sold and gains of $2.2 million in the corresponding quarter in the prior year. There were $14.4 million of the guaranteed portion of SBA commercial loans sold with gains of $1.7 million in the current quarter compared to $15.1 million sold and gains of $1.0 million in the corresponding quarter in the prior year. In addition, $47.4 million of home equity loans were sold during the quarter ended September 30, 2021 for a gain of $267,000 compared to $20.0 million sold and gains of $100,000 in the corresponding quarter. The $505,000, or 106.5% increase in loan income and fees was primarily a result of $313,000 in additional loan servicing fees from bringing our SBA loan servicing process in-house beginning July 1, 2021 and $257,000 in additional prepayment fee income from our equipment finance line of business during the current quarter. Other increases in noninterest income were primarily driven by an increase in customer spending as a result of economic recovery from the pandemic.
Noninterest Expense.  Noninterest expense of $26.0 million for the three months ended September 30, 2021 was unchanged compared to the same period last year. An increase of $380,000, or 116.9% in marketing and advertising was partially offset by a decrease of $367,000, or 8.6% in other noninterest expense primarily driven by lower depreciation expense on operating lease equipment for the three months ended September 30, 2021 compared to the same period last year.
Income Taxes. Our income tax expense for the three months ended September 30, 2021 increased $1.6 million to $3.0 million from $1.4 million for the three months ended September 30, 2020 as a result of higher pre-tax book income. The higher effective tax rate in the current period compared to the prior period was driven by a comparable amount of tax-exempt income in each period with higher pre-tax book income for the three months ended September 30, 2021. The effective tax rate for September 30, 2021 and 2020 was 22.0% and 20.1%, respectively.
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2021, the Bank had an available borrowing capacity of $278.7 million with the FHLB of Atlanta, a $77.6 million line of credit with the FRB and a line of credit with each of three unaffiliated banks totaling $100.0 million. At September 30, 2021, we had $30.0 million in FHLB advances outstanding, $10.0 million in FRB advances outstanding, and nothing outstanding under our other lines of credit. Additionally, we classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also may utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At September 30, 2021 brokered deposits totaled $2.3 million, or 0.1% of total deposits compared to $4.3 million, or 0.2% of total deposits at June 30, 2021.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits, federal funds, and commercial paper. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and we must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of the net proceeds retained from the Conversion. We also have the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2021, HomeTrust Bancshares on a stand-alone basis had liquid assets of $4.8 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2021, the total approved loan commitments and unused lines of credit outstanding amounted to $289.5 million and $571.4 million, respectively, as compared to $401.1 million and $530.5 million, respectively, as of June 30, 2021. Certificates of deposit scheduled to mature in one year or less at September 30, 2021, totaled $386.2 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe a majority of our maturing deposits will remain with us.
During the first three months of fiscal 2022, cash and cash equivalents decreased $8.4 million, or 16.5%, to $42.6 million as of September 30, 2021 from $51.0 million as of June 30, 2021. Cash provided by investing activities was $49.4 million, while cash used in financing and operating activities was $54.3 million and $3.5 million, respectively. Primary sources of cash for the three months ended September 30, 2021 included $33.2 million in maturing securities available for sale, a $31.7 million increase in deposits, a $19.3 million decrease in loans, and a $5.6 million in maturities of certificates of deposit in other banks, net of purchases. Primary uses of cash during the period included a $75.0 million reduction in short-term borrowings, a $9.0 million increase in loans held for sale, $10.4 million in shares repurchased, $6.9 million in purchases of commercial paper, $5.3 million in purchases of debt securities available for sale, $2.4 million in purchases of premises and equipment, and $1.3 million in cash dividends. All sources and uses of cash reflect our cash management strategy to increase our higher yielding investments and loans by increasing lower costing borrowings and reducing our holdings of lower yielding investments.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the three months ended September 30, 2021, we did not engage in any off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at September 30, 2021, is as follows:

(Dollars in thousands)

Undisbursed portion of construction loans	$205,848
Commitments to make loans	83,616
Unused lines of credit	571,362
Standby letters of credit	9,671
Total loan commitments	$870,497
Capital Resources
At September 30, 2021, stockholders' equity totaled $396.5 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.

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
HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of September 30, 2021. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at September 30, 2021 under applicable regulatory requirements.
HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
September 30, 2021
CTE1 Capital (to risk-weighted assets)	$375,799	11.25%	$150,258	4.50%	$217,040	6.50%
Tier I Capital (to total adjusted assets)	$375,799	10.75%	$139,873	4.00%	$174,841	5.00%
Tier I Capital (to risk-weighted assets)	$375,799	11.25%	$200,344	6.00%	$267,126	8.00%
Total Risk-based Capital (to risk-weighted assets)	$397,997	11.92%	$267,126	8.00%	$333,907	10.00%

June 30, 2021
CTE1 Capital (to risk-weighted assets)	$375,320	11.26%	$149,943	4.50%	$216,584	6.50%
Tier I Capital (to total adjusted assets)	$375,320	10.29%	$145,915	4.00%	$182,393	5.00%
Tier I Capital (to risk-weighted assets)	$375,320	11.26%	$199,924	6.00%	$266,565	8.00%
Total Risk-based Capital (to risk-weighted assets)	$398,408	11.96%	$266,565	8.00%	$333,206	10.00%

HomeTrust Bank:
September 30, 2021
CTE1 Capital (to risk-weighted assets)	$363,085	10.87%	$150,258	4.50%	$217,040	6.50%
Tier I Capital (to total adjusted assets)	$363,085	10.38%	$139,913	4.00%	$174,891	5.00%
Tier I Capital (to risk-weighted assets)	$363,085	10.87%	$200,344	6.00%	$267,126	8.00%
Total Risk-based Capital (to risk-weighted assets)	$385,283	11.54%	$267,126	8.00%	$333,907	10.00%

June 30, 2021
CTE1 capital (to risk-weighted assets)	$357,767	10.74%	$149,936	4.50%	$216,575	6.50%
Tier I Capital (to total adjusted assets)	$357,767	9.81%	$145,933	4.00%	$182,417	5.00%
Tier I Capital (to risk-weighted assets)	$357,767	10.74%	$199,915	6.00%	$266,553	8.00%
Total Risk-based Capital (to risk-weighted assets)	$380,855	11.43%	$266,553	8.00%	$333,192	10.00%
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At September 30, 2021, the conservation buffer was 3.92% and 3.54% for HomeTrust Bancshares, Inc. and the Bank, respectively.
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
Item 3.      Quantitative and Qualitative Disclosure About Market Risk
There has not been any material change in the market risk disclosures contained in our 2021 Form 10-K.
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2021, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2021, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, on July 1, 2020, the Company adopted the CECL accounting standard. In connection with the adoption of CECL, the Company implemented relevant changes and enhancements to its internal control environment and processes related to estimating credit losses in accordance with the standard. There were no other changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings
The "Litigation" section of "Note 9 - Commitments and Contingencies" to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.
Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2021 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Not applicable

	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
July 1 - July 31, 2021	117,657	$27.81	117,657	825,941
August 1 - August 31, 2021	70,737	27.67	70,737	755,204
September 1 - September 30, 2021	188,041	27.67	188,041	567,163
Total	376,435	$27.71	376,435	567,163
On April 2, 2020, the Company announced that its Board of Directors authorized the repurchase of up to 851,004 shares of the Company's common stock, representing 5% of its outstanding shares at the time of the announcement. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors. On July 26, 2021, the stock repurchase plan was completed with shares purchased at an average price of $22.83. On July 28, 2021, an additional 825,941 shares of common stock were authorized for repurchase representing 5% of the Company's outstanding shares at the time of the announcement.
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

(e)
10.1	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	10.1
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(g)
10.3	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. One to Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.3B	Amendment No. Two dated as of October 27, 2020, to Amended and Restated Employment Agreement, dated as of September 11, 2018, by and between the Company and C. Hunter Westbrook	(i)
10.3C	Amendment No. Three dated as of July 26, 2021, to Amended and Restated Employment Agreement, dated as of September 11, 2018, by and between the Company and C. Hunter Westbrook	(c)
10.4	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares,Inc. and Tony J. VunCannon	(g)
10.5	Employment Agreement between HomeTrust Bancshares, Inc. and Howard L. Sellinger	(g)
10.6	Employment Agreement between HomeTrust Bank and Sidney A. Biesecker	(a)
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(a)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(a)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(a)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(a)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(a)
10.7E	SERP Joinder Agreement for Stan Allen	(a)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(a)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(a)
10.7H	SERP Joinder Agreement for William T. Flynt	(a)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(j)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(a)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(a)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(a)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(a)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(a)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(a)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(a)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(a)

10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(a)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(a)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(a)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(k)
10.13	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(l)
10.14	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(l)
10.15	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(l)
10.16	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(l)
10.17	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(l)
10.18	Agreement and General Release between HomeTrust Bancshares, Inc. and Paula Labian	(f)
10.19	Reserved
10.20	Money Purchase Deferred Compensation Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr.	(m)
10.21	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and F. Edward Broadwell, Jr., as amended	(m)
10.22	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(m)
10.23	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Peggy C. Melville, as amended	(m)
10.24	Retirement Payment Agreement, dated as of August 1, 1988, between HomeTrust Bank and Robert E. Shepherd, Sr., as amended	(m)
10.25	Retirement Payment Agreement, dated as of May 1, 1991, between HomeTrust Bank and William T. Flynt, as amended	(m)
10.26	Offer Letter between HomeTrust Bank and Keith J. Houghton	(n)
10.27	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(o)
10.28	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(g)
10.29	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(p)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
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

HomeTrust Bancshares, Inc.

Date: November 5, 2021	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman and CEO
(Duly Authorized Officer)

Date: November 5, 2021	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)