Form 10-Q
period 2021-12-31
HomeTrust Bancshares, Inc.
filed 2022-02-07
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 16,246,903 shares of common stock, par value of $.01 per share, issued and outstanding as of February 2, 2022.

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

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	December 31, 2021	June 30, 2021
Assets
Cash	$20,586	$22,312
Interest-bearing deposits	14,240	28,678
Cash and cash equivalents	34,826	50,990
Commercial paper	254,157	189,596
Certificates of deposit in other banks	34,002	40,122
Debt securities available for sale, at fair value (amortized cost of $121,071 and $154,493 at December 31, 2021 and June 30, 2021, respectively)	121,851	156,459
Other investments, at cost	22,117	23,710
Loans held for sale	102,070	93,539
Total loans, net of deferred loan fees and costs	2,696,072	2,733,267
Allowance for credit losses on loans	(30,933)	(35,468)
Loans, net	2,665,139	2,697,799
Premises and equipment, net	69,461	70,909
Accrued interest receivable	8,200	7,933
REO	45	188
Deferred income taxes, net	12,019	16,901
BOLI	94,209	93,108
Goodwill	25,638	25,638
Core deposit intangibles, net	185	343
Other assets	58,900	57,488
Total Assets	$3,502,819	$3,524,723
Liabilities and stockholders' equity
Liabilities
Deposits	$2,998,691	$2,955,541
Borrowings	48,000	115,000
Other liabilities	54,382	57,663
Total liabilities	3,101,073	3,128,204
Commitments and Contingencies - See Note 9
Stockholders' equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,303,461 shares issued and outstanding at December 31, 2021; 16,636,483 at June 30, 2021	163	167
Additional paid in capital	147,552	160,582
Retained earnings	258,986	240,075
Unearned ESOP shares	(5,555)	(5,819)
Accumulated other comprehensive income	600	1,514
Total stockholders' equity	401,746	396,519
Total liabilities and stockholders' equity	$3,502,819	$3,524,723
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Interest and dividend income
Loans	$26,929	$28,343	$54,824	$56,935
Commercial paper and interest-bearing deposits	468	614	799	1,495
Debt securities available for sale	411	504	935	1,032
Other investments	680	696	1,235	1,144
Total interest and dividend income	28,488	30,157	57,793	60,606
Interest expense
Deposits	1,305	2,347	2,877	5,600
Borrowings	15	1,688	41	3,375
Total interest expense	1,320	4,035	2,918	8,975
Net interest income	27,168	26,122	54,875	51,631
Provision (benefit) for credit losses	(2,500)	(3,030)	(3,960)	(2,080)
Net interest income after provision (benefit) for credit losses	29,668	29,152	58,835	53,711
Noninterest income
Service charges and fees on deposit accounts	2,513	2,416	4,885	4,513
Loan income and fees	805	569	1,784	1,043
Gain on sale of loans held for sale	3,901	3,704	7,958	7,048
BOLI income	490	511	1,008	1,043
Operating lease income	1,718	1,349	3,258	2,675
Other	753	795	1,639	1,661
Total noninterest income	10,180	9,344	20,532	17,983
Noninterest expense
Salaries and employee benefits	14,872	15,700	30,152	30,907
Occupancy expense, net	2,401	2,261	4,718	4,554
Computer services	2,369	2,220	4,693	4,527
Telephone, postage, and supplies	735	871	1,447	1,533
Marketing and advertising	832	327	1,537	652
Deposit insurance premiums	302	487	868	998
Gain on sale of REO	—	—	(3)	(35)
REO related expense	116	165	261	413
Core deposit intangible amortization	65	202	158	440
Other	4,217	4,210	8,094	8,454
Total noninterest expense	25,909	26,443	51,925	52,443
Net income before income taxes	13,939	12,053	27,442	19,251
Income tax expense	2,861	2,592	5,837	4,037
Net income	$11,078	$9,461	$21,605	$15,214
Per share data:
Net income per common share:
Basic	$0.70	$0.58	$1.36	$0.93
Diluted	$0.68	$0.57	$1.33	$0.92
Average shares outstanding:
Basic	15,632,283	16,202,844	15,696,765	16,216,917
Diluted	15,989,606	16,563,359	16,057,607	16,514,831
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net income	$11,078	$9,461	$21,605	$15,214
Other comprehensive income (loss)
Unrealized holding gains (losses) on debt securities available for sale
Gains (losses) arising during the period	(882)	(84)	(1,187)	114
Deferred income tax benefit (expense)	203	19	273	(26)
Total other comprehensive income (loss)	$(679)	$(65)	(914)	88
Comprehensive income	$10,399	$9,396	$20,691	$15,302
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended December 31, 2021
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at September 30, 2021	16,307,658	$163	$151,425	$249,331	$(5,687)	$1,279	$396,511
Net income	—	—	—	11,078	—	—	11,078
Cash dividends declared on common stock, $0.09/ common share	—	—	—	(1,423)	—	—	(1,423)
Common stock repurchased	(299,397)	(3)	(8,967)	—	—	—	(8,970)
Forfeited restricted stock	(6,400)	—	—	—	—	—	—
Exercised stock options	301,600	3	4,339	—	—	—	4,342
Share-based compensation expense	—	—	485	—	—	—	485
ESOP compensation expense	—	—	270	—	132	—	402
Other comprehensive loss	—	—	—	—	—	(679)	(679)
Balance at December 31, 2021	16,303,461	$163	$147,552	$258,986	$(5,555)	$600	$401,746

	(Unaudited)
	Six Months Ended December 31, 2021
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	16,636,483	$167	$160,582	$240,075	$(5,819)	$1,514	$396,519
Net income	—	—	—	21,605	—	—	21,605
Cash dividends declared on common stock, $0.17/common share	—	—	—	(2,694)	—	—	(2,694)
Common stock repurchased	(675,832)	(7)	(19,396)	—	—	—	(19,403)
Forfeited restricted stock	(9,400)	—	—	—	—	—	—
Retired stock	(2,708)	—	(75)	—	—	—	(75)
Stock issued for RSUs	7,118	—	—	—	—	—	—
Exercised stock options	347,800	3	5,039	—	—	—	5,042
Share-based compensation expense	—	—	900	—	—	—	900
ESOP compensation expense	—	—	502	—	264	—	766
Other comprehensive loss	—	—	—	—	—	(914)	(914)
Balance at December 31, 2021	16,303,461	$163	$147,552	$258,986	$(5,555)	$600	$401,746

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended December 31, 2020
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at September 30, 2020	17,020,724	$170	$170,204	$234,023	$(6,216)	$2,170	$400,351
Net income	—	—	—	9,461	—	—	9,461
Cash dividends declared on common stock, $0.08/common share	—	—	—	(1,302)	—	—	(1,302)
Common stock repurchased	(277,122)	(3)	(5,176)	—	—	—	(5,179)
Forfeited restricted stock	(6,575)	—	—	—	—	—	—
Exercised stock options	54,000	1	775	—	—	—	776
Share-based compensation expense	—	—	454	—	—	—	454
ESOP compensation expense	—	—	95	—	133	—	228
Other comprehensive loss	—	—	—	—	—	(65)	(65)
Balance at December 31, 2020	16,791,027	$168	$166,352	$242,182	$(6,083)	$2,105	$404,724

	(Unaudited)
	Six Months Ended December 31, 2020
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2020	17,021,357	$170	$169,648	$242,776	$(6,348)	$2,017	$408,263
Net income	—	—	—	15,214	—	—	15,214
Cumulative-effect adjustment due to the adoption of ASU 2016-13	—	—	—	(13,358)	—	—	(13,358)
Cash dividends declared on common stock, $0.15/common share	—	—	—	(2,450)	—	—	(2,450)
Stock repurchased	(277,122)	(3)	(5,176)	—	—	—	(5,179)
Forfeited restricted stock	(6,575)	—	—	—	—	—	—
Retired stock	(633)	—	(9)	—	—	—	(9)
Exercised stock options	54,000	1	775	—	—	—	776
Share-based compensation expense	—	—	960	—	—	—	960
ESOP compensation expense	—	—	154	—	265	—	419
Other comprehensive income	—	—	—	—	—	88	88
Balance at December 31, 2020	16,791,027	$168	$166,352	$242,182	$(6,083)	$2,105	$404,724
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Six Months Ended December 31,
	2021	2020
Operating activities:
Net income	$21,605	$15,214
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (benefit) for credit losses	(3,960)	(2,080)
Depreciation and amortization	4,782	3,885
Deferred income tax expense	5,154	1,671
Net accretion of purchase accounting adjustments on loans	(784)	(864)
Net amortization and accretion	1,586	522
Impairment on assets held for sale	87	—
Gain on sale of REO	(3)	(35)
BOLI income	(1,008)	(1,043)
Gain on sale of loans held for sale	(7,958)	(7,048)
Origination of loans held for sale	(301,898)	(312,627)
Proceeds from sale of loans held for sale	303,911	264,325
New deferred loan origination fees, net	(273)	(316)
Decrease (increase) in accrued interest receivable and other assets	(2,321)	4,328
Core deposit intangible amortization	158	440
ESOP compensation expense	766	419
Share-based compensation expense	900	960
Increase (decrease) in other liabilities	(3,391)	717
Net cash provided by (used in) operating activities	17,353	(31,532)
Investing activities:
Purchases of debt securities available for sale	(7,011)	(73,690)
Proceeds from maturities, calls and paydowns of debt securities available for sale	40,042	46,893
Purchases of commercial paper	(291,652)	(338,567)
Proceeds from maturities and calls of commercial paper	227,499	459,550
Purchases of CDs in other banks	(996)	(1,245)
Proceeds from maturities of CDs in other banks	7,116	8,297
Net redemptions (purchases) of other investments, cost	1,593	(626)
Net increase in loans	34,131	105,181
Purchase of BOLI	(93)	(96)
Purchase of equipment for operating leases	(1,677)	(6,940)
Payoff of equipment for operating leases	1,558	—
Purchase of premises and equipment	(4,886)	(13,382)
Proceeds from sale of assets held for sale	1,693	—
Proceeds from sale of REO	146	228
Net cash provided by investing activities	7,463	185,603
Financing activities:
Net increase (decrease) in deposits	43,150	(42,487)
Net decrease in short-term borrowings	(97,000)	—
Proceeds from long-term borrowings	30,000	—
Common stock repurchased	(19,403)	(5,179)
Cash dividends paid	(2,694)	(2,450)
Retired stock	(75)	(9)
Exercised stock options	5,042	776
Net cash used in financing activities	(40,980)	(49,349)
Net increase (decrease) in cash and cash equivalents	(16,164)	104,722
Cash and cash equivalents at beginning of period	50,990	121,622
Cash and cash equivalents at end of period	$34,826	$226,344

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
	Six Months Ended December 31,
	2021	2020
Supplemental disclosures:
Cash paid during the period for:
Interest	$2,929	$5,404
Income taxes	192	1,686
Noncash transactions:
Unrealized gain (loss) in value of debt securities available for sale, net of income taxes	(914)	88
Transfer of loans to REO	—	108
Transfer of loans held for sale to loans held for investment	11,629	10,496
Transfer of loans held for investment to loans held for sale	12,827	—
ROU asset and lease liabilities for operating lease accounting	946	597
Transfer of premises and equipment to assets held for sale (included in other assets)	3,229	—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2021 ("2021 Form 10-K") filed with the SEC on September 10, 2021. The results of operations for the six months ended December 31, 2021 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2022.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In particular, management has identified the determination of the provision and the allowance for credit losses on loans as an accounting policy that, due to the judgments, estimates and assumptions inherent in this policy, is critical to an understanding of the Company's financial statements. This policy and the related judgments, estimates and assumptions is described in greater detail in the notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in the 2021 Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to this critical accounting policy, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on this estimate and the Company's financial condition and operating results in future periods.
The COVID-19 pandemic has caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. The effects of the COVID-19 pandemic may meaningfully impact significant estimates such as the allowance for credit losses or certain loan concentrations in the hospitality and healthcare industries. See "Note 6 - Loans and Allowance for Credit Losses on Loans" for more information on loans that have been modified or are in deferral due to COVID-19.

Reclassifications and corrections. To maintain consistency and comparability, certain amounts from prior periods have been reclassified to conform to current period presentation with no effect on net income or stockholders’ equity as previously reported.

2.    Recent Accounting Pronouncements
Adoption of New Accounting Standards
ASU 2020-01, "Investment—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." This ASU clarified the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2021 and early adoption was permitted. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
Newly Issued but Not Yet Effective Accounting Standards
ASU 2021-05, "Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments." This ASU amends the lease classification requirements for lessors to classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease that would result in the recognition of a day-one loss at lease commencement, provided that the lease includes variable lease payments that do not depend on an index or rate. When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset and therefore, does not recognize a selling profit or loss. The amendments in this ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
3.    Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$18,984	$85	$(136)	$18,933
MBS, residential	37,424	882	(121)	38,185
Municipal bonds	6,928	321	—	7,249
Corporate bonds	57,735	94	(345)	57,484
Total	$121,071	$1,382	$(602)	$121,851

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$18,975	$135	$(37)	$19,073
MBS, residential	42,119	1,339	(54)	43,404
Municipal bonds	9,098	453	—	9,551
Corporate bonds	84,301	257	(127)	84,431
Total	$154,493	$2,184	$(218)	$156,459
Debt securities available for sale by contractual maturity at December 31, 2021 and June 30, 2021 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	December 31, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$36,079	$36,230
Due after one year through five years	41,755	41,500
Due after five years through ten years	5,813	5,936
Due after ten years	—	—
MBS, residential	37,424	38,185
Total	$121,071	$121,851

	June 30, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$34,615	$34,684
Due after one year through five years	73,249	73,633
Due after five years through ten years	4,510	4,738
Due after ten years	—	—
MBS, residential	42,119	43,404
Total	$154,493	$156,459

The Company had no sales of debt securities available for sale during the three and six months ended December 31, 2021 and 2020. There were no gross realized gains or losses for the three and six months ended December 31, 2021 and 2020.

Debt securities available for sale with amortized costs totaling $55,636 and $52,603 and market values of $56,267 and $53,897 at December 31, 2021 and June 30, 2021, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The gross unrealized losses and the fair value for debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2021 and June 30, 2021 were as follows:

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$14,864	$(136)	$—	$—	$14,864	$(136)
MBS, residential	9,344	(100)	1,132	(21)	10,476	(121)
Corporate bonds	43,619	(345)	—	—	43,619	(345)
Total	$67,827	$(581)	$1,132	$(21)	$68,959	$(602)

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$14,963	$(37)	$—	$—	$14,963	$(37)
MBS, residential	5,212	(28)	1,205	(26)	6,417	(54)
Corporate bonds	19,873	(127)	—	—	19,873	(127)
Total	$40,048	$(192)	$1,205	$(26)	$41,253	$(218)
The total number of securities with unrealized losses at December 31, 2021 and June 30, 2021 were 39 and 28, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of December 31, 2021 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Account Policies" in our 2021 Form 10-K for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on investment securities and does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2021, the accrued interest receivable for debt securities available for sale was $529.
4.    Other Investments
Other investments, at cost, consist of the following at the dates indicated:

	December 31, 2021	June 30, 2021
FHLB of Atlanta stock	$2,965	$6,153
FRB stock	7,403	7,386
SBIC investments	11,749	10,171
Total	$22,117	$23,710
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
5.    Loans Held For Sale
Loans held for sale as of the dates indicated consist of the following:

	December 31, 2021	June 30, 2021
One-to-four family	$19,246	$31,873
SBA	8,220	4,160
HELOCs - originated	74,604	57,506
Total	$102,070	$93,539

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
6.    Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated:

	December 31, 2021	June 30, 2021
Commercial loans:
Commercial real estate	$1,113,330	$1,142,276
Construction and development	226,439	179,427
Commercial and industrial	162,396	141,341
Equipment finance	367,008	317,920
Municipal finance	131,078	140,421
PPP loans	19,044	46,650
Total commercial loans	2,019,295	1,968,035
Retail consumer loans:
One-to-four family	356,850	406,549
HELOCs - originated	128,189	130,225
HELOCs - purchased	30,795	38,976
Construction and land/lots	69,253	66,027
Indirect auto finance	84,581	115,093
Consumer	7,109	8,362
Total retail consumer loans	676,777	765,232
Total loans, net of deferred loan fees and costs	2,696,072	2,733,267
Allowance for credit losses on loans	(30,933)	(35,468)
Loans, net	$2,665,139	$2,697,799
_________________________________________________________________
(1) At December 31, 2021 and June 30, 2021 accrued interest receivable of $7,560 and $7,339 was accounted for separately from the amortized cost basis.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial loans by origination year:

	Term Loans By Origination Fiscal Year
December 31, 2021	2022	2021	2020	2019	2018	Prior	Revolving	Total
Commercial real estate
Risk rating:
Pass	$83,972	$221,764	$171,332	$125,455	$141,325	$313,297	$21,312	$1,078,457
Special mention	741	—	—	—	15,442	13,248	—	29,431
Substandard	—	—	—	—	608	4,436	398	5,442
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$84,713	$221,764	$171,332	$125,455	$157,375	$330,981	$21,710	$1,113,330

Construction and development
Risk rating:
Pass	$18,603	$18,270	$5,511	$2,847	$4,573	$7,606	$163,684	$221,094
Special mention	—	—	—	—	—	237	4,753	4,990
Substandard	—	—	—	—	—	355	—	355
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and development	$18,603	$18,270	$5,511	$2,847	$4,573	$8,198	$168,437	$226,439

Commercial and industrial
Risk rating:
Pass	$35,007	$24,658	$14,293	$12,733	$7,932	$22,767	$38,283	$155,673
Special mention	—	—	—	412	—	110	37	559
Substandard	—	670	350	860	—	54	4,230	6,164
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial and industrial	$35,007	$25,328	$14,643	$14,005	$7,932	$22,931	$42,550	$162,396

Equipment finance
Risk rating:
Pass	$104,196	$134,807	$85,693	$38,388	$2,918	$—	$—	$366,002
Special mention	—	84	364	277	—	—	—	725
Substandard	—	—	31	—	—	—	—	31
Doubtful	—	—	—	250	—	—	—	250
Loss	—	—	—	—	—	—	—	—
Total equipment finance	$104,196	$134,891	$86,088	$38,915	$2,918	$—	$—	$367,008

Municipal leases
Risk rating:
Pass	$10,555	$24,390	$9,216	$12,272	$15,071	$46,184	$13,096	$130,784
Special mention	—	—	—	—	—	257	—	257
Substandard	—	37	—	—	—	—	—	37
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$10,555	$24,427	$9,216	$12,272	$15,071	$46,441	$13,096	$131,078

PPP loans
Risk rating:
Pass	$10	$12,115	$6,919	$—	$—	$—	$—	$19,044
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total PPP loans	$10	$12,115	$6,919	$—	$—	$—	$—	$19,044

Total commercial loans
Risk rating:
Pass	$252,343	$436,004	$292,964	$191,695	$171,819	$389,854	$236,375	$1,971,054
Special mention	741	84	364	689	15,442	13,852	4,790	35,962
Substandard	—	707	381	860	608	4,845	4,628	12,029
Doubtful	—	—	—	250	—	—	—	250
Loss	—	—	—	—	—	—	—	—
Total commercial loans	$253,084	$436,795	$293,709	$193,494	$187,869	$408,551	$245,793	$2,019,295

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for retail consumer loans by origination year:

	Term Loans By Origination Fiscal Year
December 31, 2021	2022		2021	2020	2019		2018	Prior	Revolving	Total
One-to-four family
Risk rating:
Pass	$18,078		$68,642	$53,075	$34,164		$32,376	$139,793	$2,913	$349,041
Special mention	—		—	—	—		—	987	—	987
Substandard	—		—	963	540		212	4,639	—	6,354
Doubtful	—		—	—	—		—	158	—	158
Loss	—		—	—	—		—	310	—	310
Total one-to-four family	$18,078		$68,642	$54,038	$34,704		$32,588	$145,887	$2,913	$356,850

HELOCs - originated
Risk rating:
Pass	$941		$1,400	$373	$1,602		$147	$8,662	$113,937	$127,062
Special mention	—		—	—	—		—	10	—	10
Substandard	—		—	—	158		—	908	51	1,117
Doubtful	—		—	—	—		—	—	—	—
Loss	—		—	—	—		—	—	—	—
Total HELOCs - originated	$941		$1,400	$373	$1,760		$147	$9,580	$113,988	$128,189

HELOCs - purchased
Risk rating:
Pass	$—		$—	$—	$—		$—	$—	$30,342	$30,342
Special mention	—		—	—	—		—	—	—	—
Substandard	—		—	—	—	0	—	—	453	453
Doubtful	—		—	—	—		—	—	—	—
Loss	—		—	—	—		—	—	—	—
Total HELOCs - purchased	$—		$—	$—	$—		$—	$—	$30,795	$30,795

Construction and land/lots
Risk rating:
Pass	$1,006		$9,148	$2,723	$53		$—	$2,474	$53,454	$68,858
Special mention	—		—	—	—		—	—	—	—
Substandard	—		—	—	—		—	395	—	395
Doubtful	—		—	—	—		—	—	—	—
Loss	—		—	—	—		—	—	—	—
Total construction and land/lots	$1,006		$9,148	$2,723	$53		$—	$2,869	$53,454	$69,253

Indirect auto finance
Risk rating:
Pass	$9,174		$24,932	$20,364	$11,420		$12,664	$5,146	$—	$83,700
Special mention	—	0	—	—	—		—	—	—	—
Substandard	—		52	327	126		243	133	—	881
Doubtful	—		—	—	—		—	—	—	—
Loss	—		—	—	—		—	—	—	—
Total indirect auto finance	$9,174		$24,984	$20,691	$11,546		$12,907	$5,279	$—	$84,581

Total consumer
Risk rating:
Pass	$382		$1,048	$743	$4,323		$154	$102	$308	$7,060
Special mention	—		—	—	—		—	—	—	—
Substandard	—		—	—	16		—	4	28	48
Doubtful	—		—	—	—		—	—	—	—
Loss	—		—	—	1		—	—	—	1
Total consumer	$382		$1,048	$743	$4,340		$154	$106	$336	$7,109

Total retail consumer loans
Risk rating:
Pass	$29,581		$105,170	$77,278	$51,562		$45,341	$156,177	$200,954	$666,063
Special mention	—		—	—	—		—	997	—	997
Substandard	—		52	1,290	840		455	6,079	532	9,248
Doubtful	—		—	—	—		—	158	—	158
Loss	—		—	—	1		—	310	—	311
Total retail consumer loans	$29,581		$105,222	$78,568	$52,403		$45,796	$163,721	$201,486	$676,777

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial loans by origination year:

	Term Loans By Origination Fiscal Year
June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial real estate
Risk rating:
Pass	$227,850	$177,691	$142,407	$158,147	$158,525	$220,834	$25,860	$1,111,314
Special mention	—	—	—	16,951	1,256	3,092	—	21,299
Substandard	—	—	—	630	4,993	3,642	398	9,663
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$227,850	$177,691	$142,407	$175,728	$164,774	$227,568	$26,258	$1,142,276

Construction and development
Risk rating:
Pass	18,262	6,523	10,349	6,008	2,693	7,153	123,843	$174,831
Special mention	—	—	—	—	—	286	3,827	4,113
Substandard	—	—	—	—	—	482	—	482
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	1	—	1
Total construction and development	$18,262	$6,523	$10,349	$6,008	$2,693	$7,922	$127,670	$179,427

Commercial and industrial
Risk rating:
Pass	29,606	14,010	18,826	10,759	15,346	10,589	36,165	$135,301
Special mention	—	21	438	110	32	125	37	763
Substandard	31	33	300	—	—	83	4,829	5,276
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	1	—	1
Total commercial and industrial	$29,637	$14,064	$19,564	$10,869	$15,378	$10,798	$41,031	$141,341

Equipment finance
Risk rating:
Pass	154,685	104,681	53,178	4,773	—	—	—	$317,317
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	323	—	—	—	—	323
Doubtful	—	—	280	—	—	—	—	280
Loss	—	—	—	—	—	—	—	—
Total equipment finance	$154,685	$104,681	$53,781	$4,773	$—	$—	$—	$317,920

Municipal leases
Risk rating:
Pass	23,358	19,240	14,005	17,979	9,738	47,144	8,700	$140,164
Special mention	—	—	—	—	—	257	—	257
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$23,358	$19,240	$14,005	$17,979	$9,738	$47,401	$8,700	$140,421

PPP loans
Risk rating:
Pass	29,667	16,983	—	—	—	—	—	$46,650
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total PPP loans	$29,667	$16,983	$—	$—	$—	$—	$—	$46,650

Total commercial loans
Risk rating:
Pass	$483,428	$339,128	$238,765	$197,666	$186,302	$285,720	$194,568	$1,925,577
Special mention	—	21	438	17,061	1,288	3,760	3,864	26,432
Substandard	31	33	623	630	4,993	4,207	5,227	15,744
Doubtful	—	—	280	—	—	—	—	280
Loss	—	—	—	—	—	2	—	2
Total commercial loans	$483,459	$339,182	$240,106	$215,357	$192,583	$293,689	$203,659	$1,968,035

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for retail consumer loans by origination year:

	Term Loans By Origination Fiscal Year
June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
One-to-four family
Risk rating:
Pass	$72,723	$52,987	$46,958	$40,461	$37,361	$143,531	$4,345	$398,366
Special mention	—	—	—	—	27	1,084	—	1,111
Substandard	246	981	—	216	86	5,037	—	6,566
Doubtful	—	—	—	—	—	191	—	191
Loss	—	—	—	—	—	315	—	315
Total one-to-four family	$72,969	$53,968	$46,958	$40,677	$37,474	$150,158	$4,345	$406,549

HELOCs - originated
Risk rating:
Pass	2,767	465	1,294	217	716	9,469	114,048	$128,976
Special mention	—	—	—	—	—	12	—	12
Substandard	—	—	159	—	38	935	105	1,237
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOCs - originated	$2,767	$465	$1,453	$217	$754	$10,416	$114,153	$130,225

HELOCs - purchased
Risk rating:
Pass	—	—	—	—	—	—	38,523	$38,523
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	453	453
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOCs - purchased	$—	$—	$—	$—	$—	$—	$38,976	$38,976

Construction and land/lots
Risk rating:
Pass	4,244	12,133	2,357	956	—	3,558	42,267	$65,515
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	96	—	416	—	512
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land/lots	$4,244	$12,133	$2,357	$1,052	$—	$3,974	$42,267	$66,027

Indirect auto finance
Risk rating:
Pass	42,128	27,134	16,224	18,853	7,561	2,061	—	$113,961
Special mention	—	—	—	—	—	—	—	—
Substandard	29	415	195	273	143	75	—	1,130
Doubtful	—	—	—	—	—	—	—	—
Loss	2	—	—	—	—	—	—	2
Total indirect auto finance	$42,159	$27,549	$16,419	$19,126	$7,704	$2,136	$—	$115,093

Consumer
Risk rating:
Pass	1,344	1,019	5,204	252	90	91	288	$8,288
Special mention	—	—	—	14	—	—	—	14
Substandard	—	3	19	11	4	10	11	58
Doubtful	—	—	—	—	—	—	—	—
Loss	—	1	1	—	—	—	—	2
Total consumer	$1,344	$1,023	$5,224	$277	$94	$101	$299	$8,362

Total retail consumer loans
Risk rating:
Pass	$123,206	$93,738	$72,037	$60,739	$45,728	$158,710	$199,471	$753,629
Special mention	—	—	—	14	27	1,096	—	1,137
Substandard	275	1,399	373	596	271	6,473	569	9,956
Doubtful	—	—	—	—	—	191	—	191
Loss	2	1	1	—	—	315	—	319
Total retail consumer loans	$123,483	$95,138	$72,411	$61,349	$46,026	$166,785	$200,040	$765,232

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present aging analysis of past due loans (includes nonaccrual loans) by segment and class for the periods indicated below:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
December 31, 2021
Commercial loans:
Commercial real estate	$56	$242	$298	$1,113,032	$1,113,330
Construction and development	—	253	253	226,186	226,439
Commercial and industrial	345	560	905	161,491	162,396
Equipment finance	90	93	183	366,825	367,008
Municipal finance	—	—	—	131,078	131,078
PPP loans	20	—	20	19,024	19,044
Retail consumer loans:
One-to-four family	1,007	1,493	2,500	354,350	356,850
HELOCs - originated	86	272	358	127,831	128,189
HELOCs - purchased	346	—	346	30,449	30,795
Construction and land/lots	123	22	145	69,108	69,253
Indirect auto finance	346	110	456	84,125	84,581
Consumer	337	41	378	6,731	7,109
Total loans	$2,756	$3,086	$5,842	$2,690,230	$2,696,072

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2021
Commercial loans:
Commercial real estate	$396	$1,680	$2,076	$1,140,200	$1,142,276
Construction and development	—	37	37	179,390	179,427
Commercial and industrial	634	19	653	140,688	141,341
Equipment finance	—	347	347	317,573	317,920
Municipal finance	—	—	—	140,421	140,421
PPP loans	—	—	—	46,650	46,650
Retail consumer loans:
One-to-four family	1,112	1,124	2,236	404,313	406,549
HELOCs - originated	290	186	476	129,749	130,225
HELOCs - purchased	198	79	277	38,699	38,976
Construction and land/lots	6	35	41	65,986	66,027
Indirect auto finance	299	259	558	114,535	115,093
Consumer	378	36	414	7,948	8,362
Total loans	$3,313	$3,802	$7,115	$2,726,152	$2,733,267

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the six months ended December 31, 2021.

	December 31, 2021	June 30, 2021	90 Days + & still accruing as of December 31, 2021	Nonaccrual with no allowance as of December 31, 2021	Interest income recognized
Commercial loans:
Commercial real estate	$1,244	$7,015	$—	$—	$24
Construction and development	355	482	—	—	4
Commercial and industrial	923	49	—	67	17
Equipment finance	328	630	—	—	1
Municipal finance	38	—	—	—	2
Retail consumer loans:
One-to-four family	2,127	2,625	—	540	27
HELOCs - originated	352	476	—	—	3
HELOCs - purchased	452	453	—	359	11
Construction and land/lots	22	22	—	—	—
Indirect auto finance	272	438	—	—	5
Consumer	45	416	—	—	2
Total loans	$6,158	$12,606	$—	$966	$96
The decrease in the nonaccrual balance in the above schedule, compared to June 30, 2021, is mainly due to the payoff of two commercial real estate loan relationships totaling $5.1 million.
TDRs are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. The above table excludes $11,048 and $11,088 of TDRs that were performing under their restructured payment terms as of December 31, 2021 and June 30, 2021, respectively.
The following table presents a breakdown of the provision (benefit) for credit losses included in our Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Provision (benefit) for credit losses:
Loans	$(2,440)	$(3,350)	$(3,775)	$(2,400)
Off-balance-sheet credit exposure	(110)	140	(235)	140
Commercial paper	50	180	50	180
Total provision (benefit) for credit losses	$(2,500)	$(3,030)	$(3,960)	$(2,080)
The following tables present analysis of the ACL on loans by segment for the periods indicated below:

	Three Months Ended			Six Months Ended
	December 31, 2021			December 31, 2021
	Commercial	Retail Consumer	Total	Commercial	Retail Consumer	Total
Balance at beginning of period	$24,204	$10,202	$34,406	$24,746	$10,722	$35,468
Benefit for credit losses	(140)	(2,300)	(2,440)	(763)	(3,012)	(3,775)
Charge-offs	(1,131)	(16)	(1,147)	(1,750)	(106)	(1,856)
Recoveries	35	79	114	735	361	1,096
Net (charge-offs) recoveries	(1,096)	63	(1,033)	(1,015)	255	(760)
Balance at end of period	$22,968	$7,965	$30,933	$22,968	$7,965	$30,933

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Three Months Ended			Six Months Ended
	December 31, 2020			December 31, 2020
	Commercial	Retail Consumer	Total	Commercial	Retail Consumer	Total
Balance at beginning of period	$25,199	$17,933	$43,132	$21,116	$6,956	$28,072
Impact of adoption ASU 2016-13	—	—	—	4,073	10,736	14,809
Provision (benefit) for credit losses	(292)	(3,058)	(3,350)	—	(2,400)	(2,400)
Charge-offs	(308)	(253)	(561)	(1,403)	(935)	(2,338)
Recoveries	300	323	623	1,113	588	1,701
Net (charge-offs) recoveries	(8)	70	62	(290)	(347)	(637)
Balance at end of period	$24,899	$14,945	39,844	$24,899	$14,945	$39,844
The following tables present ending balances of loans and the related ACL, by segment and class for the periods indicated below:

	Allowance for Credit Losses			Total Loans Receivable
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
December 31, 2021
Commercial loans:
Commercial real estate	$2	$11,065	$11,067	$580	$1,112,750	$1,113,330
Construction and development	—	1,684	1,684	—	226,439	226,439
Commercial and industrial	674	2,566	3,240	2,172	160,224	162,396
Equipment finance	—	6,520	6,520	—	367,008	367,008
Municipal finance	—	457	457	—	131,078	131,078
PPP loans	—	—	—	—	19,044	19,044
Retail consumer loans:
One-to-four family	2	3,632	3,634	2,500	354,350	356,850
HELOCs - originated	—	1,272	1,272	—	128,189	128,189
HELOCs - purchased	—	306	306	—	30,795	30,795
Construction and land/lots	—	705	705	—	69,253	69,253
Indirect auto finance	—	1,929	1,929	—	84,581	84,581
Consumer	—	119	119	—	7,109	7,109
Total	$678	$30,255	$30,933	$5,252	$2,690,820	$2,696,072

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Allowance for Loan Losses			Total Loans Receivable
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
June 30, 2021
Commercial loans:
Commercial real estate	$456	$12,826	$13,282	$5,729	$1,136,547	$1,142,276
Construction and development	—	1,801	1,801	80	179,347	179,427
Commercial and industrial	9	2,583	2,592	760	140,581	141,341
Equipment finance	—	6,537	6,537	275	317,645	317,920
Municipal finance	—	534	534	—	140,421	140,421
PPP loans	—	—	—	—	46,650	46,650
Retail consumer loans:
One-to-four family	2	5,407	5,409	1,977	404,572	406,549
HELOCs - originated	—	1,512	1,512	—	130,225	130,225
HELOCs - purchased	—	452	452	—	38,976	38,976
Construction and land/lots	—	812	812	—	66,027	66,027
Indirect auto finance	—	2,367	2,367	—	115,093	115,093
Consumer	—	170	170	—	8,362	8,362
Total	$467	$35,001	$35,468	$8,821	$2,724,446	$2,733,267
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

	Type of Collateral and Extent to Which Collateral Secures Financial Assets
December 31, 2021	Residential Property	Investment Property	Commercial Property	Business Assets	Financial Assets Not Considered Collateral Dependent	Total
Commercial loans:
Commercial real estate	$—	$—	$578	$—	$1,112,752	$1,113,330
Construction and development	—	—	—	—	226,439	226,439
Commercial and industrial	—	—	—	650	161,746	162,396
Equipment finance	—	—	—	—	367,008	367,008
Municipal finance	—	—	—	—	131,078	131,078
PPP loans	—	—	—	—	19,044	19,044
Retail consumer loans:
One-to-four family	1,335	—	—	—	355,515	356,850
HELOCs - originated	—	—	—	—	128,189	128,189
HELOCs - purchased	—	—	—	—	30,795	30,795
Construction and land/lots	—	—	—	—	69,253	69,253
Indirect auto finance	—	—	—	—	84,581	84,581
Consumer	—	—	—	—	7,109	7,109
Total	$1,335	$—	$578	$650	$2,693,509	$2,696,072
Total Collateral Value	$1,825	$—	$1,044	$—

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Type of Collateral and Extent to Which Collateral Secures Financial Assets
June 30, 2021	Residential Property	Investment Property	Commercial Property	Business Assets	Financial Assets Not Considered Collateral Dependent	Total
Commercial loans:
Commercial real estate	$—	$3,421	$2,308	$—	$1,136,547	$1,142,276
Construction and development	—	80	—	—	179,347	179,427
Commercial and industrial	—	—	—	25	141,316	141,341
Equipment finance	—	—	—	—	317,920	317,920
Municipal finance	—	—	—	—	140,421	140,421
PPP loans	—	—	—	—	46,650	46,650
Retail consumer loans:
One-to-four family	807	—	—	—	405,742	406,549
HELOCs - originated	—	—	—	—	130,225	130,225
HELOCs - purchased	—	—	—	—	38,976	38,976
Construction and land/lots	—	—	—	—	66,027	66,027
Indirect auto finance	—	—	—	—	115,093	115,093
Consumer	—	—	—	—	8,362	8,362
Total	$807	$3,501	$2,308	$25	$2,726,626	$2,733,267
Total Collateral Value	$1,160	$3,602	$2,723	$26

The following table presents a breakdown of the types of concessions made on TDRs by loan class for the period indicated below:

	Three Months Ended December 31,
	2021			2020
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Other TDRs:
Retail consumer:
One-to-four family	3	215	212	1	19	16
HELOCs - originated	1	51	51	—	—	—
Construction and land/lots	—	—	—	1	225	223
Indirect auto finance	—	—	—	3	45	43
Total	4	$266	$263	5	$289	$282

	Six Months Ended December 31,
	2021			2020
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Other TDRs:
Commercial:
Commercial real estate	—	—	—	1	4,408	3,800
Retail consumer:
One-to-four family	3	215	212	1	19	16
HELOCs - originated	2	68	70	—	—	—
Construction and land/lots	—	—	—	1	225	223
Indirect auto finance	5	84	80	9	141	109
Total	10	$367	$362	12	$4,793	$4,148

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the periods indicated below:

	Three Months Ended December 31,
	2021		2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
Indirect auto finance	—	$—	1	$1
Total	—	$—	1	$1

	Six Months Ended December 31,
	2021		2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
Indirect auto finance	2	44	2	$12
Total	2	$44	2	$12
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

Off-Balance-Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At December 31, 2021, the allowance for credit losses on off-balance-sheet credit exposures included in other liabilities was $2,088.
Modifications in Response to COVID-19
Beginning in March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with a joint agency statement issued by banking agencies and confirmed by FASB staff that short-term modifications made in response to COVID-19 were not considered TDRs; however, the relief offered by the CARES Act ended December 31, 2021.
The Bank offered payment and financial relief programs for borrowers impacted by COVID-19. These programs included loan payment deferrals for up to 90 days (which could be renewed for another 90 days under certain circumstances), waived late fees, and suspension of foreclosure proceedings and repossessions. Since March 2020, the Company received numerous requests from borrowers for some type of payment relief; however, the majority of these payment deferrals have ended and borrowers are again making regular loan payments.
As of December 31, 2021, the Company had $652 in loans with full principal and interest payment deferrals related to COVID-19 compared to $107 at June 30, 2021. Substantially all loans placed on full payment deferral during the pandemic have come out of deferral and borrowers are either making regular loan payments or interest-only payments. As of December 31, 2021, the Company had $15,604 in commercial loan deferrals on interest-only payments compared to $78,850 at June 30, 2021.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
7.    Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net income	$11,078	$9,461	$21,605	$15,214
Allocation of earnings to participating securities	(94)	(77)	(182)	(124)
Numerator for basic EPS - Net income available to common stockholders	$10,984	$9,384	$21,423	$15,090
Effect of dilutive securities:
Dilutive effect of participating securities	2	1	4	2
Numerator for diluted EPS	$10,986	$9,385	$21,427	$15,092
Denominator:
Weighted-average common shares outstanding - basic	15,632,283	16,202,844	15,696,765	16,216,917
Dilutive effect of assumed exercises of stock options	357,323	360,515	360,842	297,914
Weighted-average common shares outstanding - diluted	15,989,606	16,563,359	16,057,607	16,514,831
Net income per share - basic	$0.70	$0.58	$1.36	$0.93
Net income per share - diluted	$0.68	$0.57	$1.33	$0.92
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 41,000 and 56,000 stock options that were anti-dilutive for the three and six months ended December 31, 2021, respectively. There were 512,200 and 547,200 stock options that were anti-dilutive for the three and six months ended December 31, 2020, respectively.
8.    Equity Incentive Plan
The Company provides stock-based awards through the 2013 Omnibus Incentive Plan, which provides for awards of restricted stock, restricted stock units, stock options, stock appreciation rights and cash awards to directors, directors emeritus, officers, employees and advisory directors. The cost of equity-based awards under the 2013 Omnibus Incentive Plan generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the plan is 2,962,400, including 2,116,000 for stock options and stock appreciation rights and 846,400 for awards of restricted stock and restricted stock units. Shares of common stock issued under the plan would be issued out of authorized but unissued shares, some or all of which may be repurchased shares. The Company repurchased a number of shares on the open market sufficient to cover awards of restricted stock and restricted stock units available to be granted under the 2013 Omnibus Incentive Plan, for $13,297, at an average cost of $15.71 per share during the year ended June 30, 2013.
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the three and six months ended December 31, 2021 and 2020, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Share-based compensation expense	$485	$454	$900	$960
Tax benefit	114	107	212	226

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The table below presents stock option activity and related information for the six months ended December 31, 2021 and 2020:

	Options	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2020	1,615,500	$18.12	4.4	$1,711
Exercised	54,000	14.37	—	—
Forfeited	26,900	25.77	—	—
Options outstanding at December 31, 2020	1,534,600	$18.12	3.8	$5,070
Exercisable at December 31, 2020	1,243,700	$16.35	3.0	$5,027
Non-vested at December 31, 2020	290,900	$25.67	7.3	$42

Options outstanding at June 30, 2021	1,319,456	$19.07	3.9	$11,657
Exercised	347,800	14.50	—	—
Forfeited	18,600	23.06	—	—
Options outstanding at December 31, 2021	953,056	$20.65	4.1	$9,840
Exercisable at December 31, 2021	727,506	$19.12	3.2	$8,631
Non-vested at December 31, 2021	225,550	$25.62	6.9	$1,210
There were no options granted during the six months ended December 31, 2021 and 2020.

At December 31, 2021, the Company had $894 of unrecognized compensation expense related to 225,550 stock options originally scheduled to vest over a five-year vesting period. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.1 years at December 31, 2021. At December 31, 2020, the Company had $1,297 of unrecognized compensation expense related to 290,900 stock options originally scheduled to vest over a five-year vesting period. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.3 years at December 31, 2020.
The table below presents restricted stock award activity and related information:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at June 30, 2020	144,046	$25.89	$2,305
Vested	2,600	25.37	—
Forfeited	7,650	25.65	—
Non-vested at December 31, 2020	133,796	$25.91	$2,584

Non-vested at June 30, 2021	151,575	$25.06	$4,229
Vested	8,918	26.93	—
Forfeited	9,400	24.57	—
Non-vested at December 31, 2021	133,257	$25.06	$4,128
The table above includes non-vested performance-based restricted stock units totaling 23,662 and 15,565 at December 31, 2021 and 2020, respectively. Each issuance of these stock units is scheduled to vest over 3.0 years assuming the applicable dilutive EPS goals are met.
At December 31, 2021, unrecognized compensation expense was $2,043 related to 133,257 shares of restricted stock originally scheduled to vest over three- and five-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.3 years at December 31, 2021. At December 31, 2020, unrecognized compensation expense was $2,250 related to 133,796 shares of restricted stock originally scheduled to vest over three- and five-year vesting periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.4 years at December 31, 2020.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
9.    Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At December 31, 2021 and June 30, 2021, respectively, loan commitments (excluding $201,032 and $277,600 of undisbursed portions of construction loans) totaled $78,875 and $123,463 of which $22,199 and $45,270 were variable rate commitments and $56,676 and $78,193 were fixed rate commitments. The fixed rate loans had interest rates ranging from 1.08% to 8.56% at December 31, 2021 and 2.50% to 8.36% at June 30, 2021, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $539,778 and $530,505 at December 31, 2021 and June 30, 2021, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these interest rate lock commitments was not material at December 31, 2021 or June 30, 2021.
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
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of December 31, 2021 and June 30, 2021 were $9,496 and $8,681, respectively. There was no liability recorded for these letters of credit at December 31, 2021 or June 30, 2021, respectively.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 20 of the 2021 Form 10-K.
Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
U.S government agencies	$18,933	$—	$18,933	$—
MBS, residential	38,185	—	38,185	—
Municipal bonds	7,249	—	7,249	—
Corporate bonds	57,484	—	57,484	—
Total	$121,851	$—	$121,851	$—

	June 30, 2021
	Total	Level 1	Level 2	Level 3
U.S government agencies	$19,073	$—	$19,073	$—
MBS, residential	43,404	—	43,404	—
Municipal bonds	9,551	—	9,551	—
Corporate bonds	84,431	—	84,431	—
Total	$156,459	$—	$156,459	$—
There were no transfers between levels during the six months ended December 31, 2021 and 2020.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Collateral dependent loans:
Commercial real estate	$288	$—	$—	$288
Commercial and industrial	—	—	—	—
Total	$288	$—	$—	$288

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Collateral dependent loans:
Commercial real estate	$4,841	$—	$—	$4,841
Equipment finance	275	—	—	275
Total	$5,116	$—	$—	$5,116
A loan is considered to be collateral dependent when, based on current information and events, the Company expects repayment of the financial assets to be provided substantially through the operation or sale of the collateral and the Company has determined that the borrower is experiencing financial difficulty as of the measurement date. For real estate loans, the fair value of the loan's collateral is determined by a third party appraisal, which is then adjusted for the estimated selling and closing costs related to liquidation of the collateral (typically ranging from 8% to 12% of the appraised value). For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. Additional discounts of 5% to 15% may be applied depending on the age of the appraisals. The unobservable inputs may vary depending on the individual asset with no one of the three methods being the predominant approach. For non-real estate loans, the fair value of the loan's collateral may be determined using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the customer and customer's business.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The stated carrying value and estimated fair value amounts of financial instruments as of December 31, 2021 and June 30, 2021, are summarized below:

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$34,826	$34,826	$34,826	$—	$—
Commercial paper	254,157	254,157	254,157	—	—
Certificates of deposit in other banks	34,002	34,002	—	34,002	—
Debt securities available for sale	121,851	121,851	—	121,851	—
Loans held for sale	102,070	103,317	—	—	103,317
Loans, net	2,665,139	2,625,236	—	—	2,625,236
FHLB stock	2,965	N/A	N/A	N/A	N/A
FRB stock	7,403	N/A	N/A	N/A	N/A
SBIC investments	11,749	11,749	—	—	11,749
Accrued interest receivable	8,200	8,200	—	640	7,560
Liabilities:
Noninterest-bearing and NOW accounts	1,321,502	1,321,502	—	1,321,502	—
Money market accounts	1,010,901	1,010,901	—	1,010,901	—
Savings accounts	224,474	224,474	—	224,474	—
Certificates of deposit	441,814	441,568	—	441,568	—
Borrowings	48,000	47,998	—	47,998	—
Accrued interest payable	42	42	—	42	—

	June 30, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$50,990	$50,990	$50,990	$—	$—
Commercial paper	189,596	189,596	189,596	—	—
Certificates of deposit in other banks	40,122	40,122	—	40,122	—
Debt securities available for sale	156,459	156,459	—	156,459	—
Loans held for sale	93,539	94,779	—	—	94,779
Loans, net	2,697,799	2,668,570	—	—	2,668,570
FHLB stock	6,153	N/A	N/A	N/A	N/A
FRB stock	7,386	N/A	N/A	N/A	N/A
SBIC investments	10,171	10,171	—	—	10,171
Accrued interest receivable	7,933	7,933	52	542	7,339
Liabilities:
Noninterest-bearing and NOW accounts	1,281,372	1,281,372	—	1,281,372	—
Money market accounts	975,001	975,001	—	975,001	—
Savings accounts	226,391	226,391	—	226,391	—
Certificates of deposit	472,777	474,397	—	474,397	—
Borrowings	115,000	115,000	—	115,000	—
Accrued interest payable	52	52	—	52	—
The Company had off-balance sheet financial commitments, which included approximately $829,181 and $940,249 of commitments to originate loans, undisbursed portions of interim construction loans, unused lines of credit, and standby letters of credit at December 31, 2021 and June 30, 2021, respectively (see "Note 9 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
11.    Leases
As Lessee - Operating Leases
The Company's operating leases primarily include office space and bank branches. Certain leases include one or more options to renew, with renewal terms that can extend the lease term up to 15 additional years. The exercise of lease renewal options is at management's sole discretion. When it is reasonably certain that the Company will exercise its option to renew or extend the lease term, that option is included in estimating the value of the ROU and lease liability. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the Company's lease agreements include periodic rate adjustments for inflation. The depreciable life of ROU assets and leasehold improvements are limited to the shorter of the useful life or the expected lease term. Leases with an initial term of 12 months or less are not recorded on the Company's Consolidated Balance Sheet. The Company recognizes lease expenses for these leases over the lease term.
The following table presents supplemental balance sheet information related to operating leases. ROU assets are included in other assets and lease liabilities are included in other liabilities.

Supplemental Balance Sheet Information:	December 31, 2021	June 30, 2021
ROU assets	$5,178	$5,498
Lease liabilities	5,941	5,926
Weighted-average remaining lease terms (years)	10.49	9.49
Weighted-average discount rate	3.21%	3.18%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at December 31, 2021:

Fiscal year ending June 30:
Remaining 2022	$592
2023	1,166
2024	854
2025	630
2026	512
Thereafter	3,216
Total undiscounted minimum lease payments	6,970
Less: amount representing interest	(1,029)
Total lease liability	$5,941
The following table presents components of operating lease expense for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Operating lease cost (included in occupancy expense, net)	$328	$342	$723	$681
Variable lease cost (included in occupancy expense, net)	55	61	116	122
Sublease income (included in other, noninterest income)	(47)	(57)	(94)	(114)
Total operating lease expense, net	$336	$346	$745	$689
As Lessee - Finance Lease
The Company currently leases land for one of its branch office locations under a finance lease. The ROU asset for the finance lease totaled $2,052 at December 31, 2021 and June 30, 2021 and is included in other assets. The corresponding lease liability totaled $1,783 and $1,804 at December 31, 2021 and June 30, 2021, respectively, and is included in other liabilities. For the three and six months ended December 31, 2021 and 2020, interest expense on the lease liability totaled $24 and $48, respectively. The finance lease has a maturity date of July 2028 and a discount rate of 5.18%.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following schedule summarizes aggregate future minimum lease payments under this finance lease obligation at December 31, 2021:

Fiscal year ending June 30:
Remaining 2022	$67
2023	134
2024	145
2025	146
2026	146
Thereafter	1,702
Total undiscounted minimum lease payments	2,340
Less: amount representing interest	(557)
Total lease liability	$1,783
Supplemental lease cash flow information for the six months ended December 31, 2021 and 2020:

	Six Months Ended December 31,
	2021	2020
ROU assets - noncash additions (operating leases)	$946	$597
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	797	1,055
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	67	67
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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to five years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $23,869 and $25,932 with a residual value of $14,800 and $15,330 as of December 31, 2021 and June 30, 2021, respectively.
The following table presents total equipment finance operating lease income and depreciation expense for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Operating lease income	$1,718	$1,349	$3,258	$2,675
Depreciation expense	1,497	1,413	2,882	2,954
The following schedule summarizes aggregate future minimum lease payments to be received at December 31, 2021:

Fiscal year ending June 30:
Remaining 2022	$3,022
2023	4,825
2024	2,732
2025	778
2026	246
Thereafter	13
Total of future minimum lease payments	$11,616

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
As Lessor - Direct Financing Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment of the loan portfolio. For the three months ended December 31, 2021 and 2020, total interest income on equipment finance leases totaled $753 and $570, respectively. For the six months ended December 31, 2021 and 2020, total interest income on equipment finance leases totaled $1,512 and $1,099, respectively.
The lease receivable component of finance lease net investment included within equipment finance class of financing receivables was $62.9 million and $63.3 million at December 31 and June 30, 2021, respectively.

The following schedule summarizes aggregate future minimum finance lease payments to be received at December 31, 2021:

Fiscal year ending June 30:
Remaining 2022	$9,609
2023	20,469
2024	17,393
2025	12,141
2026	7,546
Thereafter	3,437
Total undiscounted minimum lease payments	70,595
Less: amount representing interest	(7,740)
Total lease receivable	$62,855

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
The factors that could result in material differentiation include, but are not limited to:
•the effect of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity;
•the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for credit losses and provision for credit losses that may be impacted by deterioration in the housing and commercial real estate markets;
•changes in general economic conditions, either nationally or in our market areas;
•changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;
•uncertainty regarding the limited future of LIBOR, and the expected transition toward new interest rate benchmarks;
•fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;
•decreases in the secondary market for the sale of loans that we originate;
•results of examinations of us by the Board of Governors of the Federal Reserve System (“Federal Reserve”), the NCCOB, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;
•legislative or regulatory changes that adversely affect our business including the effect of Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in laws or regulations, changes in regulatory policies and principles or the application or interpretation of laws and regulations by regulatory agencies and tax authorities, including changes in deferred tax asset and liability activity, or the interpretation of regulatory capital or other rules, including as a result of Basel III;
•our ability to attract and retain deposits;
•management's assumptions in determining the adequacy of the allowance for credit losses;
•our ability to control operating costs and expenses, especially costs associated with our operation as a public company;
•the use of estimates in determining fair value of certain assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•difficulties in reducing risks associated with the loans on our balance sheet;
•staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
•our ability to retain key members of our senior management team;
•costs and effects of litigation, including settlements and judgments;
•our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
•increased competitive pressures among financial services companies;
•changes in consumer spending, borrowing and savings habits;
•the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•adverse changes in the securities markets;
•inability of key third-party providers to perform their obligations to us;

•changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the CARES Act; and
•other risks detailed from time to time in our filings with the SEC, including our 2021 Form 10-K.
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
As used throughout this report, the terms "we", "our", "us", "HomeTrust Bancshares" and the "Company" refer to HomeTrust Bancshares, Inc. and its consolidated subsidiary, HomeTrust Bank (the "Bank"), unless the context indicates otherwise.
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
Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that is paid on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures put in place to address its economic consequences are unknown, including the 150 basis point reduction in the targeted federal funds rate during 2020, until the pandemic subsides, we expect our net interest income and net interest margin to be adversely affected throughout fiscal 2022 and possibly longer.
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
Our geographic footprint includes seven markets obtained through numerous strategic acquisitions as well as two de novo commercial loan offices. Looking forward, we believe opportunities currently exist within our market areas to grow our franchise. While COVID-19 has dampened our growth activities, we believe as the local and global economies return to normalcy the Company remains in a position to create growth. We may also seek to expand our franchise through the selective acquisition of individual branches, loan purchases and, to a lesser degree, whole bank transactions that meet our investment and market objectives. We will continue to be disciplined as it pertains to future expansion focusing primarily on growth in our current market areas.

At December 31, 2021, we had over 30 locations in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley). During the quarter ended September 30, 2021, we closed nine branches located in North Carolina, Tennessee, and Virginia.
Critical Accounting Policies and Estimates
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances which could include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.
The following represents our critical accounting policy:
Allowance for Credit Losses, or ACL, on Loans.  The ACL reflects our estimate of credit losses that will result from the inability of our borrowers to make required loan payments. We charge off loans against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized. We use a systematic methodology to determine our ACL for loans held for investment and certain off-balance-sheet credit exposures. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. We consider the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The estimate of our ACL involves a high degree of judgment; therefore, our process for determining expected credit losses may result in a range of expected credit losses. Our ACL recorded in the balance sheet reflects our best estimate within the range of expected credit losses. We recognize in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. Our ACL is calculated using collectively evaluated and individually evaluated loans.
Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report contains certain non-GAAP financial measures, which include: tangible book value; tangible book value per share, tangible equity to tangible assets ratio; and the ratio of the ACL to total loans excluding PPP loans. Management has presented the non-GAAP financial measures in this discussion and analysis because it believes including these items provides useful and comparative information to assess trends in our core operations while facilitating the comparison of the quality and composition of our earnings over time and in comparison to our competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations" for more detailed information about our financial performance for the three and six months ended December 31, 2021 and 2020.

Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

	As of
(Dollars in thousands, except per share data)	December 31,	September 30,	December 31,
	2021	2021	2020
Total stockholders' equity	$401,746	$396,511	$404,724
Less: goodwill, core deposit intangibles, net of taxes	25,780	25,830	26,130
Tangible book value	$375,966	$370,681	$378,594
Common shares outstanding	16,303,461	16,307,658	16,791,027
Tangible book value per share	$23.06	$22.73	$22.55
Book value per share	$24.64	$24.31	$24.10

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
(Dollars in thousands)	December 31,	September 30,	December 31,
	2021	2021	2020
Tangible equity (1)	$375,966	$370,681	$378,594
Total assets	3,502,819	3,481,360	3,679,971
Less: goodwill, core deposit intangibles, net of taxes	25,780	25,830	26,130
Total tangible assets	$3,477,039	$3,455,530	$3,653,841
Tangible equity to tangible assets	10.81%	10.73%	10.36%
_________________________________________________________________
(1)    Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to GAAP of the ACL to total loans and the ACL as adjusted to exclude PPP loans:

(Dollars in thousands)	December 31,	September 30,	December 31,
	2021	2021	2020
Total gross loans receivable	$2,696,072	$2,719,642	$2,678,624
Less: PPP loans	19,044	28,762	64,845
Adjusted loans	$2,677,028	$2,690,880	$2,613,779

ACL	$30,933	$34,406	$39,844
ACL / Adjusted loans	1.16%	1.28%	1.52%

Comparison of Financial Condition at December 31, 2021 and June 30, 2021
General.  Total assets and liabilities decreased by $21.9 million and $27.1 million down to $3.5 billion and $3.1 billion, respectively, at December 31, 2021 as compared to June 30, 2021. The decrease in assets was primarily driven by a combined decrease of $56.9 million, or 23.0%, in cash and cash equivalents, certificates of deposit in other banks, and debt securities available for sale, and a $37.2 million, or 1.4%, decrease in loans receivable as the Company redirected its excess liquidity to continue paying down borrowings during the period. These decreases were partially offset by a $64.6 million, or 34.1%, increase in commercial paper and a $8.5 million, or 9.1%, increase in loans held for sale.
Cash and cash equivalents and commercial paper.  Total cash and cash equivalents decreased $16.2 million, or 31.7%, to $34.8 million at December 31, 2021 from $51.0 million at June 30, 2021. Commercial paper increased $64.6 million, or 34.1%, to $254.2 million at December 31, 2021 from $189.6 million at June 30, 2021 which was funded by excess interest-earning deposits and a decrease in debt securities available for sale.
Debt securities available for sale and other investments.  Debt securities available for sale decreased $34.6 million, or 22.1%, to $121.9 million at December 31, 2021 from $156.5 million at June 30, 2021. At December 31, 2021, certificates of deposit in other banks decreased $6.1 million, or 15.3%, to $34.0 million compared to $40.1 million at June 30, 2021. The decrease in certificates of deposit in other banks was due to $7.1 million in maturities partially offset by $1.0 million in purchases. All certificates of deposit in other banks are fully insured by the FDIC. Other investments at cost decreased $1.6 million, or 6.7%, to $22.1 million at December 31, 2021 from $23.7 million at June 30, 2021. Other investments at cost included SBIC investments, FRB stock, and FHLB stock totaling $11.7 million, $7.4 million, and $3.0 million, respectively. The overall decrease was driven by a $3.2 million, or 51.8%, reduction in FHLB stock as a result of the paydowns in borrowings during the current period.
Loans held for sale. Loans held for sale increased $8.6 million, or 9.1%, to $102.1 million at December 31, 2021 from $93.5 million at June 30, 2021. The increase was primarily driven by a $17.1 million, or 29.7%, increase in HELOCs originated for sale, a $12.6 million, or 39.6%, decrease in mortgage loans held for sale, and a $4.1 million, or 97.6%, increase in SBA loans held for sale.
Loans, net of deferred loan fees and costs.  Total loans decreased $37.2 million, or 1.4%, to $2.7 billion at December 31, 2021 from the balance at June 30, 2021. The decrease was driven by a $88.5 million, or 11.6%, decrease in retail consumer loans resulting from a reduction in one-to-four family loans and indirect auto finance loans, partially as a result of the sale of $11.5 million of these loans in November 2021. This decrease was partially offset by a $78.9 million, or 4.1%, increase in commercial loans (excluding PPP loans) as the Company continues its focus on the growth of this loan segment.

Commercial and retail consumer loans consist of the following at the dates indicated:

	As of				Percent of total
(Dollars in thousands)	December 31,	June 30,	Change		December 31,	June 30,
	2021	2021	$	%	2021	2021
Commercial loans:
Commercial real estate	$1,113,330	$1,142,276	$(28,946)	(2.5)%	41.3%	41.8%
Construction and development	226,439	179,427	47,012	26.2	8.4	6.6
Commercial and industrial	162,396	141,341	21,055	14.9	6.0	5.2
Equipment finance	367,008	317,920	49,088	15.4	13.6	11.6
Municipal leases	131,078	140,421	(9,343)	(6.7)	4.9	5.1
PPP loans	19,044	46,650	(27,606)	(59.2)	0.7	1.7
Total commercial loans	2,019,295	1,968,035	51,260	2.6	74.9	72.0

Retail consumer loans:
One-to-four family	356,850	406,549	(49,699)	(12.2)	13.2	14.9
HELOCs - originated	128,189	130,225	(2,036)	(1.6)	4.8	4.8
HELOCs - purchased	30,795	38,976	(8,181)	(21.0)	1.1	1.4
Construction and land/lots	69,253	66,027	3,226	4.9	2.6	2.4
Indirect auto finance	84,581	115,093	(30,512)	(26.5)	3.1	4.2
Consumer	7,109	8,362	(1,253)	(15.0)	0.3	0.3
Total retail consumer loans	676,777	765,232	(88,455)	(11.6)	25.1	28.0
Total loans	$2,696,072	$2,733,267	$(37,195)	(1.4)%	100.0%	100.0%
Asset quality. Nonperforming assets decreased by $6.6 million, or 51.4%, to $6.2 million, or 0.18%, of total assets at December 31, 2021 compared to $12.8 million, or 0.36% of total assets at June 30, 2021. The significant decrease from June 30, 2021 was primarily a result of the payoff of two commercial real estate loan relationships totaling $5.1 million in the prior quarter. Nonperforming assets included $6.2 million in nonaccruing loans and $45,000 in REO at December 31, 2021, compared to $12.6 million and $188,000 in nonaccruing loans and REO, respectively, at June 30, 2021. Nonperforming loans to total loans was 0.23% at December 31, 2021 and 0.46% at June 30, 2021.
As of December 31, 2021, we had $652,000 in loans with full principal and interest payment deferrals related to COVID-19 compared to $107,000 at June 30, 2021. Substantially all loans placed on full payment deferral during the pandemic have come out of deferral and borrowers are either making regular loan payments or interest-only payments. As of December 31, 2021, we had $15.6 million in commercial loan deferrals on interest-only payments compared to $78.9 million at June 30, 2021.
We believe the steps we have taken and continue to take are necessary to effectively manage our portfolio and assist our customers through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic. In addition, we will continue to work with our customers to determine the best option for repayment of accrued interest on the deferred payments.
The ratio of classified assets to total assets decreased to 0.65% at December 31, 2021 from 0.76% at June 30, 2021. Classified assets decreased $3.8 million, or 14.2%, to $22.9 million at December 31, 2021 compared to $26.7 million at June 30, 2021 primarily due to the payoff of two commercial real estate loan relationships discussed above. The Company's overall asset quality metrics continue to demonstrate its commitment to growing and maintaining a loan portfolio with a moderate risk profile; however, the Company will remain diligent in its monitoring of the portfolio during these uncertain times.
Our individually evaluated loans include loans on nonaccrual status and all TDRs, whether performing or on nonaccrual status under their restructured terms. Individually evaluated loans may be evaluated for reserve purposes using either the discounted cash flow or the collateral valuation method. As of December 31, 2021, there were $5.3 million in loans individually evaluated. For more information on these individually evaluated loans, see "Note 6 - Loans and Allowance for Credit Losses on Loans" in this Quarterly Report on Form 10-Q.
Allowance for credit losses.  The ACL on loans was $30.9 million, or 1.15%, of total loans at December 31, 2021 compared to $35.5 million, or 1.30%, of total loans at June 30, 2021. The overall decrease was driven by lower expected credit losses estimated by management based on an improving economic outlook.
There was a net benefit for credit losses of $4.0 million for the six months ended December 31, 2021, compared to a $2.1 million net benefit for the corresponding period in fiscal year 2021. Net loan charge-offs totaled $760,000 for the six months ended December 31, 2021, compared to net charge-offs of $637,000 for the same period last year. Net charge-offs as a percentage of average loans were 0.05% for the six months ended December 31, 2021 compared to net charge-offs of 0.04% for the corresponding period last year.
The allowance as a percentage of nonaccruing loans increased to 500.70% at December 31, 2021 from 281.38% at June 30, 2021.

Deferred income taxes. Deferred income taxes decreased $4.9 million, or 28.9%, to $12.0 million at December 31, 2021 from $16.9 million at June 30, 2021. The decrease was primarily a result of a release and reduction of the ACL, depreciation on new equipment finance leases, and bonus tax depreciation on new premises.
Other assets. Other assets increased $1.4 million, or 2.5%, to $58.9 million at December 31, 2021 from $57.5 million at June 30, 2021. The increase was primarily driven by a reclassification of assets held for sale from premises and equipment related to the nine branch closures, partially offset by lower net operating lease assets and lower current taxes receivable.
Deposits.  Deposits increased $43.2 million, or 1.5%, during the six months ended December 31, 2021 to $3.0 billion, driven by our successful efforts to increase core deposits which increased $74.1 million, or 3.0%. Partially offsetting this deposit increase was a decrease of $31.0 million, or 6.5%, in certificates of deposit as part of our managed runoff of the portfolio.
The following table sets forth our deposits by type of deposit account as of the dates indicated:

	As of				Percent of total
(Dollars in thousands)	December 31,	June 30,	Change		December 31,	June 30,
	2021	2021	$	%	2021	2021
Core deposits:
Noninterest-bearing accounts	$677,159	$636,414	$40,745	6.4%	22.6%	21.5%
NOW accounts	644,343	644,958	(615)	(0.1)	21.5	21.8
Money market accounts	1,010,901	975,001	35,900	3.7	33.7	33.0
Savings accounts	224,474	226,391	(1,917)	(0.8)	7.5	7.7
Core deposits	2,556,877	2,482,764	74,113	3.0	85.3	84.0
Certificates of deposit	441,814	472,777	(30,963)	(6.5)	14.7	16.0
Total	$2,998,691	$2,955,541	$43,150	1.5%	100.0%	100.0%
Borrowings.  Borrowings decreased $67.0 million, or 58.3%, to $48.0 million at December 31, 2021 compared to $115.0 million at June 30, 2021 as excess liquidity was used to pay down borrowings.
Other liabilities.  Other liabilities decreased $3.3 million, or 5.7%, to $54.4 million at December 31, 2021 compared to $57.7 million at June 30, 2021. The decrease was primarily a result of a $1.7 million, or 48.3%, reduction in accrued profit sharing expenses and a $902,000, or 99.1% decrease in commercial loan suspense.
Average Balances, Interest and Average Yield/Cost
Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, including loans and securities, and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change". It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as a "rate change".
The following table presents the distribution of average assets, liabilities and equity, as well as interest income on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees on average interest-earning assets and interest expense and interest-bearing liabilities:

	For the Three Months Ended December 31,
	2021			2020
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Assets:
Interest-earning assets:
Loans receivable(1)(2)	$2,819,262	$27,236	3.83%	$2,826,133	$28,648	4.02%
Commercial paper and deposits in other banks	313,882	468	0.59	417,401	614	0.58
Debt securities available for sale	121,987	411	1.34	133,856	504	1.50
Other interest-earning assets(3)	22,327	680	12.09	39,290	696	7.03
Total interest-earning assets	3,277,458	28,795	3.49	3,416,680	30,462	3.54
Other assets	259,591			257,572
Total assets	$3,537,049			$3,674,252
Liabilities and equity:
Interest-bearing deposits:
Interest-bearing checking accounts	$635,268	$331	0.21%	$584,530	$353	0.24%
Money market accounts	998,297	349	0.14	848,760	414	0.19
Savings accounts	222,464	40	0.07	206,205	38	0.07
Certificate accounts	443,546	585	0.52	576,078	1,542	1.06
Total interest-bearing deposits	2,299,575	1,305	0.23	2,215,573	2,347	0.42
Borrowings	57,248	15	0.11	475,000	1,688	1.41
Total interest-bearing liabilities	2,356,823	1,320	0.22	2,690,573	4,035	0.59
Noninterest-bearing deposits	736,271			523,488
Other liabilities	44,974			57,813
Total liabilities	3,138,068			3,271,874
Stockholders' equity	398,981			402,378
Total liabilities and stockholders' equity	$3,537,049			$3,674,252

Net earning assets	$920,635			$726,107
Average interest-earning assets to
average interest-bearing liabilities	139.06%			126.99%
Tax-equivalent:
Net interest income		$27,475			$26,427
Interest rate spread			3.27%			2.95%
Net interest margin(4)			3.33%			3.07%
Non-tax-equivalent:
Net interest income		$27,168			$26,122
Interest rate spread			3.23%			2.91%
Net interest margin(4)			3.29%			3.03%
_________________________________________________________________
(1)The average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $307 and $305 for the three months ended December 31, 2021 and 2020, respectively, calculated based on a combined federal and state tax rate of 24%.
(3)The average other interest-earning assets consist of FRB stock, FHLB stock, and SBIC investments.
(4)Net interest income divided by average interest-earning assets.

	For the Six Months Ended December 31,
	2021			2020
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Assets:
Interest-earning assets:
Loans receivable(1)(2)	$2,819,482	$55,441	3.90%	$2,850,783	$57,550	4.00%
Commercial paper and deposits in other banks	295,746	799	0.54	420,785	1,495	0.70
Debt securities available for sale	130,143	935	1.43	120,062	1,032	1.71
Other interest-earning assets(3)	22,020	1,235	11.13	39,118	1,144	5.80
Total interest-earning assets	3,267,391	58,410	3.55	3,430,748	61,221	3.54
Other assets	260,288			254,610
Total assets	$3,527,679			$3,685,358
Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$635,362	728	0.23%	$572,505	750	0.26%
Money market accounts	993,643	716	0.14	837,153	964	0.23
Savings accounts	223,061	81	0.07	203,374	75	0.07
Certificate accounts	450,706	1,352	0.60	632,894	3,811	1.19
Total interest-bearing deposits	2,302,772	2,877	0.25	2,245,926	5,600	0.49
Borrowings	56,356	41	0.15	475,000	3,375	1.41
Total interest-bearing liabilities	2,359,128	2,918	0.25	2,720,926	8,975	0.65
Noninterest-bearing deposits	722,432			507,087
Other liabilities	48,393			55,699
Total liabilities	3,129,953			3,283,712
Stockholders' equity	397,726			401,646
Total liabilities and stockholders' equity	$3,527,679			$3,685,358

Net earning assets	$908,263			$709,822
Average interest-earning assets to
average interest-bearing liabilities	138.50%			126.09%
Tax-equivalent:
Net interest income		$55,492			$52,246
Interest rate spread			3.30%			2.89%
Net interest margin(4)			3.37%			3.02%
Non-tax-equivalent:
Net interest income		$54,875			$51,631
Interest rate spread			3.26%			2.85%
Net interest margin(4)			3.33%			2.99%
_________________________________________________________________
(1)The average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $617 and $615 for the six months ended December 31, 2021 and 2020, respectively, calculated based on a combined federal and state tax rate of 24%.
(3)The average other interest-earning assets consist of FRB stock, FHLB stock, and SBIC investments.
(4)Net interest income divided by average interest-earning assets.

Rate/Volume Analysis
The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest-earning assets and interest-bearing liabilities:

	Three Months Ended December 31, 2021
	Compared to
	Three Months Ended December 31, 2020
(Dollars in thousands)	Increase/ (Decrease) due to		Total Increase/(Decrease)
	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$(70)	$(1,342)	$(1,412)
Commercial paper and deposits in other banks	(152)	6	(146)
Debt securities available for sale	(45)	(48)	(93)
Other interest-earning assets	(300)	284	(16)
Total interest-earning assets	(567)	(1,100)	(1,667)
Interest-bearing liabilities:
Interest-bearing checking accounts	31	(53)	(22)
Money market accounts	73	(138)	(65)
Savings accounts	3	(1)	2
Certificate accounts	(355)	(602)	(957)
Total interest-bearing deposits	(248)	(794)	(1,042)
Borrowings	(1,484)	(189)	(1,673)
Total interest-bearing liabilities	(1,732)	(983)	(2,715)
Net increase (decrease) in tax equivalent interest income	$1,165	$(117)	$1,048

	Six Months Ended December 31, 2021
	Compared to
	Six Months Ended December 31, 2020
(Dollars in thousands)	Increase/ (Decrease) due to		Total Increase/(Decrease)
	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$(632)	$(1,477)	$(2,109)
Commercial paper and deposits in other banks	(444)	(252)	(696)
Debt securities available for sale	87	(184)	(97)
Other interest-earning assets	(500)	591	91
Total interest-earning assets	(1,489)	(1,322)	(2,811)
Interest-bearing liabilities:
Interest-bearing checking accounts	82	(104)	(22)
Money market accounts	180	(428)	(248)
Savings accounts	7	(1)	6
Certificate accounts	(1,097)	(1,362)	(2,459)
Total interest-bearing deposits	(828)	(1,895)	(2,723)
Borrowings	(2,974)	(360)	(3,334)
Total interest-bearing liabilities	(3,802)	(2,255)	(6,057)
Net increase (decrease) in tax equivalent interest income	$2,313	$933	$3,246
_________________________________________________________________
(1) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $307 and $305 for the three months ended December 31, 2021 and 2020, respectively, calculated based on a combined federal and state income tax rate of 24%. Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $617 and $615 for the six months ended December 31, 2021 and 2020, respectively, calculated based on a combined federal and state income tax rate of 24%.

Comparison of Results of Operations for the Three Months Ended December 31, 2021 and 2020
General.  During the three months ended December 31, 2021, net income increased $1.6 million, or 17.1% to $11.1 million compared to $9.5 million for the three months ended December 31, 2020, while our diluted earnings per share increased to $0.68 compared to $0.57 for the same period in fiscal 2021. Second quarter of fiscal 2022 earnings were positively impacted by a $2.5 million net benefit for credit losses, a $1.0 million increase in net interest income driven by lower borrowing costs, and a $0.8 million increase in noninterest income.
Net Interest Income. Net interest income increased $1.1 million, or 4.0%, to $27.2 million for the quarter ended December 31, 2021, compared to $26.1 million for the comparative quarter in fiscal 2021. Interest and dividend income decreased by $1.7 million, or 5.5%, primarily driven by lower average balances on interest-bearing assets combined with lower loan yields. This decrease was partially offset by a $2.7 million, or 67.3%, decrease in interest expense.
Average interest-earning assets decreased $139.2 million, or 4.1%, to $3.3 billion for the quarter ended December 31, 2021. The main drivers of the change were decreases of $103.5 million, or 24.8%, in the average balance of commercial paper and deposits in other banks and $11.9 million, or 8.9%, in debt securities available for sale as the Company continues to use excess liquidity to reduce borrowings, which declined by $417.8 million, or 88.0%, when compared to the prior period. Net interest margin (on a fully taxable-equivalent basis) for the three months ended December 31, 2021 increased to 3.33% from 3.07% for the same period a year ago as all higher rate long-term borrowings were repaid during the quarter ended June 30, 2021.
Total interest and dividend income decreased $1.7 million, or 5.5%, for the quarter ended December 31, 2021 as compared to the same quarter last year, which was primarily a result of a $1.4 million, or 5.0%, decrease in loan interest income, and a $146,000, or 23.8%, decrease in interest income from commercial paper and deposits in other banks. The lower interest income in each category was mainly driven by the overall decrease in average balances as discussed above, in addition to declines in the average yields on loans of 19 basis points, from 4.02% to 3.83%, and debt securities available for sale of 16 basis points, from 1.50% to 1.34%. Loan interest income for the quarter included the amortization of $286,000 of PPP loan origination fees, a decline of $202,000 when compared to the $488,000 recognized in the prior year period. The overall average yield on interest-earning assets decreased 5 basis points to 3.49% for the current quarter compared to 3.54% in the same quarter last year primarily due to the change in mix of interest-earning assets, as excess liquidity was used to repay long-term borrowings and reduce short-term interest-earning assets with lower yields.
Total interest expense decreased $2.7 million, or 67.3%, for the quarter ended December 31, 2021 compared to the same period last year. The decrease was driven by a $1.7 million, or 99.1%, decrease in interest expense on borrowings as discussed above and a $1.0 million, or 44.4%, decrease in interest expense on deposits. The average balance of total deposits increased by $296.8 million, or 10.8%, with noninterest-bearing deposits and interest-bearing deposits increasing $212.8 million and $84.0 million, respectively. The increase in interest-bearing deposits was driven by a $149.5 million, or 17.6% increase in money market accounts, partially offset by a $132.5 million, or 23.0%, decrease in certificates of deposit. As stated above, average borrowings for the quarter ended December 31, 2021 decreased $417.8 million, or 88.0%, along with a 130 basis point decrease in the average cost of borrowings compared to the same period last year. The increase in average deposits (interest and noninterest-bearing) was due to successful deposit gathering campaigns and the effect of government stimulus. The decrease in the average cost of borrowings was primarily driven by the early retirement of long-term borrowings reducing the average balance and partially driven by a shift to short-term borrowings at lower rates. The overall average cost of funds decreased 37 basis points to 0.22% for the current quarter compared to 0.59% in the same quarter last year.
Provision (Benefit) for Credit Losses. During the three months ended December 31, 2021, there was a $2.5 million net benefit for credit losses compared to a $3.0 million net benefit for the corresponding quarter of fiscal 2021. Net loan charge-offs totaled $1.0 million for the three months ended December 31, 2021, compared to net recoveries of $62,000 for the same period last year. Annualized net charge-offs as a percentage of average loans were 0.15% for the quarter ended December 31, 2021 compared to recoveries of 0.01% for the corresponding quarter last year. See "Comparison of Financial Condition - Asset Quality" for additional details.
Noninterest Income. Noninterest income increased $836,000, or 8.9%, to $10.2 million for the quarter ended December 31, 2021 from $9.3 million for the same period in the previous year. This change was primarily due to a $369,000, or 27.3%, increase in operating lease income, a $236,000, or 41.5%, increase in loan income and fees, and a $197,000, or 5.3%, increase in gain on sale of loans. The increase in operating lease income was driven by increases in loan originations and higher outstanding lease balances during the period. The increase in loan income and fees was largely a result of transitioning SBA loan servicing processes in-house, which began July 1, 2021. During the quarter ended December 31, 2021, $86.9 million of residential mortgage loans originated for sale were sold with gains of $2.2 million compared to $108.9 million sold and gains of $2.8 million in the corresponding period in the prior year. There were $12.6 million of sales of the guaranteed portion of SBA commercial loans with gains of $1.3 million in the current quarter compared to $9.3 million sold and gains of $778,000 for the same period last year. The Company sold $24.8 million of home equity lines of credit (HELOC) during the quarter for a gain of $159,000 compared to $23.2 million sold and gains of $158,000 in the corresponding period last year. Lastly, $11.5 million of indirect auto finance loans were sold in the current quarter out of the held for investment portfolio for a gain of $205,000. No such sales occurred in the same period in the prior year.
Noninterest Expense.  Noninterest expense decreased $534,000, or 2.0%, for the quarter ended December 31, 2021 as compared to the same period last year, which was primarily a result of a decrease of $828,000, or 5.3%, in salaries and benefits expense due to branch closures and lower mortgage banking incentive pay in the period, partially offset by an increase of $505,000, or 154.4%, in marketing and advertising expense driven by reduced media advertising in the prior period as a result of the pandemic.

Income Taxes. Our income tax expense for the three months ended December 31, 2021 increased $269,000, or 10.4%, to $2.9 million from $2.6 million for the three months ended December 31, 2020 as a result of higher taxable income. The effective tax rates for the quarters ended December 31, 2021 and 2020 were 20.5% and 21.5%, respectively.
Comparison of Results of Operations for the Six Months Ended December 31, 2021 and 2020
General.  During the six months ended December 31, 2021, net income increased by $6.4 million, or 42.0%, to $21.6 million from $15.2 million for the six months ended December 31, 2020, while our diluted earnings per share increased to $1.33 for the six months ended December 31, 2021 compared to $0.92 in the same period in fiscal 2021. Year-to-date earnings were positively impacted by a $4.0 million net benefit in the provision for credit losses and a $6.1 million, or 67.5%, decrease in interest expense.
Net Interest Income. Net interest income increased by $3.2 million, or 6.3%, to $54.9 million for the six months ended December 31, 2021, compared to the same period last year. Interest and dividend income decreased by $2.8 million, or 4.6%, primarily driven by lower average balances on interest-bearing assets combined with lower loan yields.
Average interest-earning assets decreased $163.4 million, or 4.8%, to $3.3 billion for the six months ended December 31, 2021. The biggest reason for the change was a decrease of $125.0 million, or 29.7%, in commercial paper and deposits in other banks, as the Company used excess liquidity to reduce borrowings, where the average balance declined from $475.0 million to $56.4 million. Net interest margin (on a fully taxable-equivalent basis) for the six months ended December 31, 2021 increased to 3.37% from 3.02% for the same period a year ago as all higher rate long-term borrowings were repaid during the quarter ended June 30, 2021.
Total interest and dividend income decreased $2.8 million, or 4.6%, for the six months ended December 31, 2021 as compared to the same period last year, which was primarily a result of a $2.1 million, or 3.7%, decrease in loan interest income and a $696,000, or 46.6%, decrease in interest income from commercial paper and deposits in other banks. The lower interest income in each category was mainly driven by the decrease in average balances as discussed above. In addition, average loan yields decreased 10 basis points to 3.90% for the quarter ended December 31, 2021 from 4.00% in the corresponding quarter last year, average yields on debt securities available for sale decreased 28 basis points to 1.43% from 1.71%, and average yields on commercial paper and deposits in other banks decreased 16 basis points to 0.54% from 0.70%. Loan interest income for the six months included the amortization of $710,000 of PPP loan origination fees, a decline of $32,000 when compared to the $742,000 recognized in the prior year period. Despite the decrease in yield on loans and other assets discussed above, the overall average yield on interest-earning assets increased one basis point to 3.55% for the six months compared to 3.54% in the same period last year primarily due to the use of low yielding excess liquidity to repay long-term borrowings.
Total interest expense decreased $6.1 million, or 67.5%, for the six months ended December 31, 2021 compared to the same period last year. The decrease was driven by a $3.3 million, or 98.8%, decrease in interest expense on borrowings as discussed above and a $2.7 million, or 48.6%, decrease in interest expense on deposits. The average balance of total deposits increased by $272.2 million, or 9.9%, with noninterest-bearing deposits and interest-bearing deposits increasing $215.4 million and $56.8 million, respectively. The increase in interest-bearing deposits was driven by a $62.9 million, or 11.0%, increase in interest-bearing checking accounts and a $156.5 million, or 18.7%, increase in money market accounts, partially offset by a $182.2 million, or 28.8%, decrease in certificates of deposit. The increase in average deposits (interest and noninterest-bearing) was due to successful deposit gathering campaigns and the effect of government stimulus. As stated above, average borrowings for the six months ended December 31, 2021 decreased $418.6 million, or 88.1%, along with a 126 basis point decrease in the average cost of borrowings compared to the same period last year. The decrease in the average cost of borrowings was primarily driven by the early retirement of long-term borrowings reducing the average balance and partially driven by a shift to short-term borrowings at lower rates. The overall average cost of funds decreased 40 basis points to 0.25% for the six months compared to 0.65% in the same period last year.
Provision (Benefit) for Loan Losses.  During the six months ended December 31, 2021 there was a $4.0 million net benefit for credit losses compared to a $2.1 million net benefit for credit losses for the corresponding period of fiscal 2021. Net loan charge-offs totaled $760,000 for the six months ended December 31, 2021, compared to net loan charge-offs of $637,000 for the same period last year. Annualized net charge-offs as a percentage of average loans were 0.05% for the six months ended December 31, 2021 compared to 0.04% for the prior year period. See "Comparison of Financial Condition - Asset Quality" for additional details.
Noninterest Income.  Noninterest income increased $2.5 million, or 14.2%, to $20.5 million for the six months ended December 31, 2021 from $18.0 million for the same period in the previous year. This change was due to a $910,000, or 12.9%, increase in the gain on sale of loans, a $741,000, or 71.0%, increase in loan income and fees, a $583,000, or 21.8%, increase in operating lease income, and a $372,000, or 8.2%, increase in service charges and fees on deposit accounts. During the six months ended December 31, 2021, $150.7 million of residential mortgage loans originated for sale were sold with gains of $4.3 million compared to $190.7 million sold and gains of $5.0 million in the corresponding period in the prior year. There were $27.0 million of sales of the guaranteed portion of SBA commercial loans with gains of $3.1 million in the six months compared to $24.5 million sold and gains of $1.8 million for the same period last year. The Company sold $72.2 million of HELOCs during the six months ended December 31, 2021 for a gain of $426,000 compared to $42.1 million sold and gains of $258,000 in the corresponding period last year. Lastly, $11.5 million of indirect auto finance loans were sold out of the held for investment portfolio during the current period for a gain of $205,000. No such sales occurred in the same period in the prior year. The $741,000, or 71.0%, increase in loan income and fees was primarily a result of $536,000 in additional loan servicing fees as a result of bringing the Company's SBA loan servicing process in-house, which began July 1, 2021, and $279,000 in additional prepayment fee income from our equipment finance line of business. The increase in operating lease income was primarily driven by increases in loan originations and higher outstanding lease balances during the period. Lastly, the increase in service charges on deposit accounts was the result of a $290,000 increase in interchange income driven by higher debit card usage.

Noninterest Expense.  Noninterest expense decreased $518,000, or 1.0%, for the six months ended December 31, 2021 as compared to the same period last year, which was primarily a result of a decrease of $755,000, or 2.4%, in salaries and benefits expense due to branch closures and lower incentive pay in the period and a reduction of core deposit amortization expense of $282,000, or 64.1%, partially offset by an increase of $885,000, or 135.7%, in marketing and advertising expense driven by reduced media advertising in the prior year period as a result of the pandemic.
Income Taxes.  For the six months ended December 31, 2021, the Company's income tax expense increased $1.8 million, or 44.6%, to $5.8 million from $4.0 million as a result of higher taxable income. The effective tax rates for the six months ended December 31, 2021 and 2020 were 21.3% and 21.0%, respectively.
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2021, the Bank had an available borrowing capacity of $285.1 million with the FHLB of Atlanta, a $59.4 million line of credit with the FRB and a line of credit with three unaffiliated banks totaling $100.0 million. At December 31, 2021, we had $30.0 million in FHLB advances outstanding, $18.0 million in FRB borrowings outstanding, and nothing outstanding under our other lines of credit. Additionally, we classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our securities portfolio is of high quality and the securities would therefore be marketable. We have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also may utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At December 31, 2021 brokered deposits totaled $2.3 million, or 0.1%, of total deposits, compared to $4.3 million, or 0.2%, of total deposits, at June 30, 2021.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits, federal funds, and commercial paper. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including MBS. HomeTrust Bancshares on a stand-alone level is a separate legal entity from the Bank and we must provide for our own liquidity and pay our own operating expenses. We have the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2021, HomeTrust Bancshares on a stand-alone basis had liquid assets of $4.4 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2021, the total approved loan commitments and unused lines of credit outstanding amounted to $279.9 million and $539.8 million, respectively, as compared to $401.1 million and $530.5 million, respectively, as of June 30, 2021. Certificates of deposit scheduled to mature in one year or less at December 31, 2021, totaled $381.3 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe a majority of our maturing deposits will continue to remain with us.
During the first six months of fiscal 2022, cash and cash equivalents decreased $16.2 million, or 31.7%, to $34.8 million as of December 31, 2021 from $51.0 million as of June 30, 2021 as excess liquidity was used to pay down borrowings.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the six months ended December 31, 2021, we did not engage in any off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at December 31, 2021, is as follows:

(Dollars in thousands)

Undisbursed portion of construction loans	$201,032
Commitments to make loans	78,875
Unused lines of credit	539,778
Standby letters of credit	9,496
Total loan commitments	$829,181
Capital Resources
At December 31, 2021, stockholders' equity totaled $401.7 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.
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
HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of December 31, 2021. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at December 31, 2021 under applicable regulatory requirements.

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
December 31, 2021
CTE1 Capital (to risk-weighted assets)	$380,835	11.16%	$153,538	4.50%	$221,777	6.50%
Tier I Capital (to total adjusted assets)	380,835	10.83%	140,618	4.00%	175,773	5.00%
Tier I Capital (to risk-weighted assets)	380,835	11.16%	204,718	6.00%	272,957	8.00%
Total Risk-based Capital (to risk-weighted assets)	402,633	11.80%	272,957	8.00%	341,196	10.00%

June 30, 2021
CTE1 Capital (to risk-weighted assets)	$375,320	11.26%	$149,943	4.50%	$216,584	6.50%
Tier I Capital (to total adjusted assets)	375,320	10.29%	145,915	4.00%	182,393	5.00%
Tier I Capital (to risk-weighted assets)	375,320	11.26%	199,924	6.00%	266,565	8.00%
Total Risk-based Capital (to risk-weighted assets)	398,408	11.96%	266,565	8.00%	333,206	10.00%

HomeTrust Bank:
December 31, 2021
CTE1 Capital (to risk-weighted assets)	$368,790	10.81%	$153,535	4.50%	$221,772	6.50%
Tier I Capital (to total adjusted assets)	368,790	10.49%	140,589	4.00%	175,737	5.00%
Tier I Capital (to risk-weighted assets)	368,790	10.81%	204,713	6.00%	272,951	8.00%
Total Risk-based Capital (to risk-weighted assets)	390,588	11.45%	272,951	8.00%	341,188	10.00%

June 30, 2021
CTE1 capital (to risk-weighted assets)	$357,767	10.74%	$149,936	4.50%	$216,575	6.50%
Tier I Capital (to total adjusted assets)	357,767	9.81%	145,933	4.00%	182,417	5.00%
Tier I Capital (to risk-weighted assets)	357,767	10.74%	199,915	6.00%	266,553	8.00%
Total Risk-based Capital (to risk-weighted assets)	380,855	11.43%	266,553	8.00%	333,192	10.00%
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At December 31, 2021, the conservation buffer was 3.80% and 3.45% for HomeTrust Bancshares, Inc. and the Bank, respectively.
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

Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2021, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of December 31, 2021, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the 2021 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Not applicable

	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
October 1 - October 31, 2021	52,648	$28.61	52,648	514,515
November 1 - November 30, 2021	19,400	30.70	19,400	495,115
December 1 - December 31, 2021	227,349	30.21	227,349	267,766
Total	299,397	$29.96	299,397	267,766
On April 2, 2020, the Company's Board of Directors authorized the repurchase of up to 851,004 shares of the Company's common stock, representing 5% of its outstanding shares at the time of the announcement. This repurchase plan was completed on July 26, 2021. On July 28, 2021, an additional 825,941 shares of common stock were authorized for repurchase representing 5% of the Company's outstanding shares at the time of the announcement. For the six months ended December 31, 2021, 675,832 shares were repurchased at an average price of $28.71 per share. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.
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

(e)
10.1	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(p)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(g)
10.3	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. One to Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.3B	Amendment No. Two dated as of October 27, 2020, to Amended and Restated Employment Agreement, dated as of September 11, 2018, by and between the Company and C. Hunter Westbrook	(i)
10.3C	Amendment No. Three dated as of July 26, 2021, to Amended and Restated Employment Agreement, dated as of September 11, 2018, by and between the Company and C. Hunter Westbrook	(c)
10.4	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares,Inc. and Tony J. VunCannon	(g)
10.5	Reserved
10.6	Reserved
10.7	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(a)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(a)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(a)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(a)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(a)
10.7E	SERP Joinder Agreement for Stan Allen	(a)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(a)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(a)
10.7H	SERP Joinder Agreement for William T. Flynt	(a)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(j)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(a)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(a)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(a)

10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(a)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(a)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(a)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(a)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(a)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(a)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(a)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(a)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(k)
10.13	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(l)
10.14	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(l)
10.15	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(l)
10.16	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(l)
10.17	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(l)
10.18	Agreement and General Release between HomeTrust Bancshares, Inc. and Paula Labian	(f)
10.19	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(m)
10.20	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(n)
10.21	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(g)
10.22	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(o)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
(a)Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.
(b)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2012 (File No. 001-35593).
(c)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on July 26, 2021 (File No. 001-35593).
(d)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on August 31, 2015 (File No. 001-35593).
(e)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on August 21, 2018 (File No. 001-35593).
(f)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-35593).
(g)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 11, 2018 (File No. 001-35593).
(h)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2018 (File No. 001-35593.
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
(j)Filed as an exhibit to Amendment No. One to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.
(k)Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).
(l)Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.
(m)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).
(n)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-35593).
(o)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (File No. 001-35593).
(p)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (File No. 001-35593).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: February 7, 2022	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman and CEO
(Duly Authorized Officer)

Date: February 7, 2022	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)