Form 10-Q
period 2022-03-31
HomeTrust Bancshares, Inc.
filed 2022-05-09
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 15,720,503 shares of common stock, par value of $.01 per share, issued and outstanding as of May 4, 2022.

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

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	March 31, 2022	June 30, 2021
Assets
Cash	$19,783	$22,312
Interest-bearing deposits	32,267	28,678
Cash and cash equivalents	52,050	50,990
Commercial paper	312,918	189,596
Certificates of deposit in other banks	28,125	40,122
Debt securities available for sale, at fair value (amortized cost of $108,130 and $154,493 at March 31, 2022 and June 30, 2021, respectively)	106,315	156,459
Other investments, at cost	23,040	23,710
Loans held for sale	85,263	93,539
Total loans, net of deferred loan fees and costs	2,699,538	2,733,267
Allowance for credit losses on loans	(31,034)	(35,468)
Loans, net	2,668,504	2,697,799
Premises and equipment, net	69,629	70,909
Accrued interest receivable	7,980	7,933
REO	—	188
Deferred income taxes, net	12,494	16,901
BOLI	94,740	93,108
Goodwill	25,638	25,638
Core deposit intangibles, net	135	343
Other assets	54,954	57,488
Total Assets	$3,541,785	$3,524,723
Liabilities and stockholders' equity
Liabilities
Deposits	$3,059,157	$2,955,541
Borrowings	30,000	115,000
Other liabilities	57,497	57,663
Total liabilities	3,146,654	3,128,204
Commitments and Contingencies - See Note 9
Stockholders' equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 15,978,262 shares issued and outstanding at March 31, 2022; 16,636,483 at June 30, 2021	160	167
Additional paid in capital	136,181	160,582
Retained earnings	265,609	240,075
Unearned ESOP shares	(5,422)	(5,819)
Accumulated other comprehensive income (loss)	(1,397)	1,514
Total stockholders' equity	395,131	396,519
Total liabilities and stockholders' equity	$3,541,785	$3,524,723
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Interest and dividend income
Loans	$26,616	$27,629	$81,440	$84,564
Commercial paper and interest-bearing deposits	563	611	1,362	2,106
Debt securities available for sale	384	496	1,319	1,528
Other investments	632	585	1,867	1,729
Total interest and dividend income	28,195	29,321	85,988	89,927
Interest expense
Deposits	1,151	1,996	4,028	7,596
Borrowings	4	1,632	45	5,007
Total interest expense	1,155	3,628	4,073	12,603
Net interest income	27,040	25,693	81,915	77,324
Provision (benefit) for credit losses	(45)	(4,100)	(4,005)	(6,180)
Net interest income after provision (benefit) for credit losses	27,085	29,793	85,920	83,504
Noninterest income
Service charges and fees on deposit accounts	2,216	2,194	7,101	6,707
Loan income and fees	752	636	2,536	1,679
Gain on sale of loans held for sale	2,969	4,881	10,927	11,929
BOLI income	492	508	1,500	1,551
Operating lease income	1,661	1,432	4,920	4,107
Other	857	1,027	2,496	2,688
Total noninterest income	8,947	10,678	29,480	28,661
Noninterest expense
Salaries and employee benefits	14,730	15,784	44,882	46,691
Occupancy expense, net	2,483	2,456	7,201	7,010
Computer services	2,455	2,581	7,148	7,108
Telephone, postage, and supplies	686	812	2,133	2,345
Marketing and advertising	573	319	2,110	971
Deposit insurance premiums	412	363	1,280	1,361
REO related expense, net	220	84	478	462
Core deposit intangible amortization	50	165	208	605
Prepayment penalties on borrowings	—	3,656	—	3,656
Other	4,190	4,286	12,285	12,740
Total noninterest expense	25,799	30,506	77,725	82,949
Net income before income taxes	10,233	9,965	37,675	29,216
Income tax expense	2,210	2,096	8,047	6,133
Net income	$8,023	$7,869	$29,628	$23,083
Per share data:
Net income per common share:
Basic	$0.51	$0.49	$1.87	$1.42
Diluted	$0.51	$0.48	$1.84	$1.40
Average shares outstanding:
Basic	15,523,813	15,979,590	15,666,093	16,139,059
Diluted	15,793,012	16,485,718	15,997,377	16,339,130
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net income	$8,023	$7,869	$29,628	$23,083
Other comprehensive loss
Unrealized holding losses on debt securities available for sale
Losses arising during the period	(2,595)	(839)	(3,781)	(724)
Deferred income tax benefit	598	193	870	166
Total other comprehensive loss	$(1,997)	$(646)	(2,911)	(558)
Comprehensive income	$6,026	$7,223	$26,717	$22,525
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended March 31, 2022
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	16,303,461	$163	$147,552	$258,986	$(5,555)	$600	$401,746
Net income	—	—	—	8,023	—	—	8,023
Cash dividends declared on common stock, $0.09/ common share	—	—	—	(1,400)	—	—	(1,400)
Common stock repurchased	(419,931)	(4)	(12,911)	—	—	—	(12,915)
Forfeited restricted stock	(2,600)	—	—	—	—	—	—
Retired stock	(8,627)	—	(270)	—	—	—	(270)
Granted restricted stock	40,123	—	—	—	—	—	—
Exercised stock options	65,836	1	1,038	—	—	—	1,039
Share-based compensation expense	—	—	507	—	—	—	507
ESOP compensation expense	—	—	265	—	133	—	398
Other comprehensive loss	—	—	—	—	—	(1,997)	(1,997)
Balance at March 31, 2022	15,978,262	$160	$136,181	$265,609	$(5,422)	$(1,397)	$395,131

	(Unaudited)
	Nine Months Ended March 31, 2022
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	16,636,483	$167	$160,582	$240,075	$(5,819)	$1,514	$396,519
Net income	—	—	—	29,628	—	—	29,628
Cash dividends declared on common stock, $0.26/common share	—	—	—	(4,094)	—	—	(4,094)
Common stock repurchased	(1,095,763)	(11)	(32,307)	—	—	—	(32,318)
Forfeited restricted stock	(12,000)	—	—	—	—	—	—
Retired stock	(11,335)	—	(345)	—	—	—	(345)
Granted restricted stock	40,123	—	—	—	—	—	—
Stock issued for RSUs	7,118	—	—	—	—	—	—
Exercised stock options	413,636	4	6,077	—	—	—	6,081
Share-based compensation expense	—	—	1,407	—	—	—	1,407
ESOP compensation expense	—	—	767	—	397	—	1,164
Other comprehensive loss	—	—	—	—	—	(2,911)	(2,911)
Balance at March 31, 2022	15,978,262	$160	$136,181	$265,609	$(5,422)	$(1,397)	$395,131

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended March 31, 2021
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	16,791,027	$168	$166,352	$242,182	$(6,083)	$2,105	$404,724
Net income	—	—	—	7,869	—	—	7,869
Cash dividends declared on common stock, $0.08/common share	—	—	—	(1,284)	—	—	(1,284)
Common stock repurchased	(289,333)	(3)	(6,541)	—	—	—	(6,544)
Forfeited restricted stock		—	—	—	—	—	—
Retired stock	(8,473)	—	(195)	—	—	—	(195)
Granted restricted stock	43,260	—	—	—	—	—	—
Exercised stock options	118,866	2	1,712	—	—	—	1,714
Share-based compensation expense	—	—	489	—	—	—	489
ESOP compensation expense	—	—	193	—	132	—	325
Other comprehensive loss	—	—	—	—	—	(646)	(646)
Balance at March 31, 2021	16,655,347	$167	$162,010	$248,767	$(5,951)	$1,459	$406,452

	(Unaudited)
	Nine Months Ended March 31, 2021
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2020	17,021,357	$170	$169,648	$242,776	$(6,348)	$2,017	$408,263
Net income	—	—	—	23,083	—	—	23,083
Cumulative-effect adjustment due to the adoption of ASU 2016-13	—	—	—	(13,358)	—	—	(13,358)
Cash dividends declared on common stock, $0.23/common share	—	—	—	(3,734)	—	—	(3,734)
Stock repurchased	(566,455)	(6)	(11,717)	—	—	—	(11,723)
Forfeited restricted stock	(6,575)	—	—	—	—	—	—
Retired stock	(9,106)	—	(204)	—	—	—	(204)
Granted restricted stock	43,260	—	—	—	—		—
Exercised stock options	172,866	3	2,487	—	—	—	2,490
Share-based compensation expense	—	—	1,449	—	—	—	1,449
ESOP compensation expense	—	—	347	—	397	—	744
Other comprehensive income	—	—	—	—	—	(558)	(558)
Balance at March 31, 2021	16,655,347	$167	$162,010	$248,767	$(5,951)	$1,459	$406,452
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended March 31,
	2022	2021
Operating activities:
Net income	$29,628	$23,083
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	(4,005)	(6,180)
Depreciation and amortization	7,107	7,042
Deferred income tax expense	5,277	3,600
Net accretion of purchase accounting adjustments on loans	(1,283)	(1,559)
Net amortization and accretion	1,582	916
Prepayment penalties paid on borrowings	—	3,656
Impairment on assets held for sale	87	—
Loss (gain) on sale of REO	7	(49)
BOLI income	(1,500)	(1,551)
Gain on sale of loans held for sale	(10,927)	(11,929)
Origination of loans held for sale	(387,252)	(464,173)
Proceeds from sale of loans held for sale	402,161	443,380
New deferred loan origination fees, net	(640)	(541)
Decrease (increase) in accrued interest receivable and other assets	(3,595)	1,238
ESOP compensation expense	1,164	744
Share-based compensation expense	1,407	1,449
Increase (decrease) in other liabilities	(971)	2,552
Net cash provided by operating activities	38,247	1,678
Investing activities:
Purchases of debt securities available for sale	(9,762)	(95,636)
Proceeds from maturities, calls and paydowns of debt securities available for sale	55,600	59,021
Purchases of commercial paper	(463,446)	(519,781)
Proceeds from maturities and calls of commercial paper	340,999	586,862
Purchases of CDs in other banks	(996)	(4,930)
Proceeds from maturities of CDs in other banks	12,993	18,604
Net redemptions of other investments, at cost	670	10,047
Net decrease in loans	39,394	103,407
Purchase of BOLI	(132)	(139)
Purchase of equipment for operating leases	(2,888)	(7,877)
Payoff of equipment for operating leases	5,981	65
Purchase of premises and equipment	(6,043)	(15,095)
Proceeds from sale of assets held for sale	2,322	—
Proceeds from sale of REO	181	352
Net cash provided by (used in) investing activities	(25,127)	134,900
Financing activities:
Net increase in deposits	103,616	122,722
Net decrease in short-term borrowings	(115,000)	—
Proceeds from long-term borrowings	60,000	—
Repayment of long-term borrowings	(30,000)	(203,656)
Common stock repurchased	(32,318)	(11,723)
Cash dividends paid	(4,094)	(3,734)
Retired stock	(345)	(204)
Exercised stock options	6,081	2,490
Net cash used in financing activities	(12,060)	(94,105)
Net increase in cash and cash equivalents	1,060	42,473
Cash and cash equivalents at beginning of period	50,990	121,622
Cash and cash equivalents at end of period	$52,050	$164,095

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended March 31,
	2022	2021
Supplemental disclosures:
Cash paid during the period for:
Interest	$4,080	$13,302
Income taxes	269	472
Noncash transactions:
Unrealized loss in value of debt securities available for sale, net of income taxes	(2,911)	(558)
Transfer of loans to REO	—	108
Transfer of loans held for sale to loans held for investment	19,032	14,702
Transfer of loans held for investment to loans held for sale	12,827	—
ROU asset and lease liabilities for operating lease accounting	1,186	599
Transfer of premises and equipment to assets held for sale (included in other assets)	3,229	—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2021 ("2021 Form 10-K") filed with the SEC on September 10, 2021. The results of operations for the nine months ended March 31, 2022 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2022.
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
ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." This ASU eliminates the TDR recognition and measurement guidance and requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendment also adjusts the disclosures related to modifications and requires entities to disclose current-period gross write-offs by year of origination within the existing vintage disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
3.    Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$18,988	$34	$(446)	$18,576
MBS, residential	34,641	86	(664)	34,063
Municipal bonds	5,558	109	—	5,667
Corporate bonds	48,943	22	(956)	48,009
Total	$108,130	$251	$(2,066)	$106,315

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$18,975	$135	$(37)	$19,073
MBS, residential	42,119	1,339	(54)	43,404
Municipal bonds	9,098	453	—	9,551
Corporate bonds	84,301	257	(127)	84,431
Total	$154,493	$2,184	$(218)	$156,459
Debt securities available for sale by contractual maturity at March 31, 2022 and June 30, 2021 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	March 31, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$33,546	$33,497
Due after one year through five years	33,384	32,322
Due after five years through ten years	6,559	6,433
Due after ten years	—	—
MBS, residential	34,641	34,063
Total	$108,130	$106,315

	June 30, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$34,615	$34,684
Due after one year through five years	73,249	73,633
Due after five years through ten years	4,510	4,738
Due after ten years	—	—
MBS, residential	42,119	43,404
Total	$154,493	$156,459
The Company had no sales of debt securities available for sale during the three and nine months ended March 31, 2022 and 2021. There were no gross realized gains or losses for the three and nine months ended March 31, 2022 and 2021.

Debt securities available for sale with amortized costs totaling $53,266 and $52,603 and market values of $52,350 and $53,897 at March 31, 2022 and June 30, 2021, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The gross unrealized losses and the fair value for debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2022 and June 30, 2021 were as follows:

	March 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$14,554	$(446)	$—	$—	$14,554	$(446)
MBS, residential	21,093	(546)	2,290	(118)	23,383	(664)
Corporate bonds	23,888	(265)	14,309	(691)	38,197	(956)
Total	$59,535	$(1,257)	$16,599	$(809)	$76,134	$(2,066)

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$14,963	$(37)	$—	$—	$14,963	$(37)
MBS, residential	5,212	(28)	1,205	(26)	6,417	(54)
Corporate bonds	19,873	(127)	—	—	19,873	(127)
Total	$40,048	$(192)	$1,205	$(26)	$41,253	$(218)
The total number of securities with unrealized losses at March 31, 2022 and June 30, 2021 were 124 and 28, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of March 31, 2022 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Account Policies" in our 2021 Form 10-K for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on investment securities and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2022, the accrued interest receivable for debt securities available for sale was $353.
4.    Other Investments
Other investments, at cost, consist of the following at the dates indicated:

	March 31, 2022	June 30, 2021
FHLB of Atlanta stock	$3,038	$6,153
FRB stock	7,413	7,386
SBIC investments	12,589	10,171
Total	$23,040	$23,710
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
5.    Loans Held For Sale
Loans held for sale as of the dates indicated consist of the following:

	March 31, 2022	June 30, 2021
One-to-four family	$14,647	$31,873
SBA	8,105	4,160
HELOCs - originated	62,511	57,506
Total	$85,263	$93,539
6.    Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated:

	March 31, 2022	June 30, 2021
Commercial loans:
Commercial real estate	$1,102,184	$1,142,276
Construction and development	251,668	179,427
Commercial and industrial	167,342	141,341
Equipment finance	378,629	317,920
Municipal finance	130,260	140,421
PPP loans	2,756	46,650
Total commercial loans	2,032,839	1,968,035
Retail consumer loans:
One-to-four family	347,945	406,549
HELOCs - originated	128,445	130,225
HELOCs - purchased	26,911	38,976
Construction and land/lots	72,735	66,027
Indirect auto finance	83,903	115,093
Consumer	6,760	8,362
Total retail consumer loans	666,699	765,232
Total loans, net of deferred loan fees and costs	2,699,538	2,733,267
Allowance for credit losses on loans	(31,034)	(35,468)
Loans, net	$2,668,504	$2,697,799
_________________________________________________________________
(1) At March 31, 2022 and June 30, 2021 accrued interest receivable of $7,427 and $7,339 was accounted for separately from the amortized cost basis.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial loans by origination year:

	Term Loans By Origination Fiscal Year
March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Commercial real estate
Risk rating:
Pass	$135,883	$218,034	$162,102	$115,537	$119,739	$293,512	$23,238	$1,068,045
Special mention	730	—	401	432	15,377	13,410	—	30,350
Substandard	—	—	—	—	592	2,800	397	3,789
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$136,613	$218,034	$162,503	$115,969	$135,708	$309,722	$23,635	$1,102,184

Construction and development
Risk rating:
Pass	$26,859	$15,907	$2,241	$2,687	$4,530	$5,932	$187,373	$245,529
Special mention	—	—	—	—	—	186	4,715	4,901
Substandard	906	—	—	—	—	332	—	1,238
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and development	$27,765	$15,907	$2,241	$2,687	$4,530	$6,450	$192,088	$251,668

Commercial and industrial
Risk rating:
Pass	$43,193	$21,537	$11,960	$11,645	$7,136	$22,202	$43,889	$161,562
Special mention	—	104	—	—	—	94	97	295
Substandard	—	670	347	860	—	53	3,555	5,485
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial and industrial	$43,193	$22,311	$12,307	$12,505	$7,136	$22,349	$47,541	$167,342

Equipment finance
Risk rating:
Pass	$142,026	$125,396	$75,126	$32,142	$2,278	$—	$—	$376,968
Special mention	366	74	572	294	—	—	—	1,306
Substandard	—	—	49	156	—	—	—	205
Doubtful	—	—	—	150	—	—	—	150
Loss	—	—	—	—	—	—	—	—
Total equipment finance	$142,392	$125,470	$75,747	$32,742	$2,278	$—	$—	$378,629

Municipal leases
Risk rating:
Pass	$16,684	$24,550	$9,262	$11,768	$14,370	$42,005	$11,584	$130,223
Special mention	—	37	—	—	—	—	—	37
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$16,684	$24,587	$9,262	$11,768	$14,370	$42,005	$11,584	$130,260

PPP loans
Risk rating:
Pass	$—	$2,255	$501	$—	$—	$—	$—	$2,756
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total PPP loans	$—	$2,255	$501	$—	$—	$—	$—	$2,756

Total commercial loans
Risk rating:
Pass	$364,645	$407,679	$261,192	$173,779	$148,053	$363,651	$266,084	$1,985,083
Special mention	1,096	215	973	726	15,377	13,690	4,812	36,889
Substandard	906	670	396	1,016	592	3,185	3,952	10,717
Doubtful	—	—	—	150	—	—	—	150
Loss	—	—	—	—	—	—	—	—
Total commercial loans	$366,647	$408,564	$262,561	$175,671	$164,022	$380,526	$274,848	$2,032,839

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for retail consumer loans by origination year:

	Term Loans By Origination Fiscal Year
March 31, 2022	2022		2021	2020	2019	2018	Prior	Revolving	Total
One-to-four family
Risk rating:
Pass	$40,621		$68,486	$48,195	$31,537	$25,273	$123,383	$2,770	$340,265
Special mention	—		—	—	—	—	858	—	858
Substandard	128		—	1,013	540	434	4,243	—	6,358
Doubtful	—		—	—	—	—	157	—	157
Loss	—		—	—	—	—	307	—	307
Total one-to-four family	$40,749		$68,486	$49,208	$32,077	$25,707	$128,948	$2,770	$347,945

HELOCs - originated
Risk rating:
Pass	$627		$997	$286	$1,229	$227	$7,901	$116,176	$127,443
Special mention	—		—	—	—	—	9	—	9
Substandard	—		16	—	—	—	927	50	993
Doubtful	—		—	—	—	—	—	—	—
Loss	—		—	—	—	—	—	—	—
Total HELOCs - originated	$627		$1,013	$286	$1,229	$227	$8,837	$116,226	$128,445

HELOCs - purchased
Risk rating:
Pass	$—		$—	$—	$—	$—	$—	$26,278	$26,278
Special mention	—		—	—	—	—	—	—	—
Substandard	—		—	—	—	—	—	633	633
Doubtful	—		—	—	—	—	—	—	—
Loss	—		—	—	—	—	—	—	—
Total HELOCs - purchased	$—		$—	$—	$—	$—	$—	$26,911	$26,911

Construction and land/lots
Risk rating:
Pass	$1,373		$13,510	$1,691	$53	$—	$1,967	$53,757	$72,351
Special mention	—		—	—	—	—	—	—	—
Substandard	—		—	—	—	—	384	—	384
Doubtful	—		—	—	—	—	—	—	—
Loss	—		—	—	—	—	—	—	—
Total construction and land/lots	$1,373		$13,510	$1,691	$53	$—	$2,351	$53,757	$72,735

Indirect auto finance
Risk rating:
Pass	$19,476		$22,276	$17,783	$9,522	$10,238	$3,529	$—	$82,824
Special mention	—	0	—	—	—	—	—	—	—
Substandard	62		195	321	136	250	115	—	1,079
Doubtful	—		—	—	—	—	—	—	—
Loss	—		—	—	—	—	—	—	—
Total indirect auto finance	$19,538		$22,471	$18,104	$9,658	$10,488	$3,644	$—	$83,903

Consumer
Risk rating:
Pass	$572		$954	$653	$4,036	$118	$101	$257	$6,691
Special mention	—		—	—	—	—	—	—	—
Substandard	—		8	—	19	10	18	14	69
Doubtful	—		—	—	—	—	—	—	—
Loss	—		—	—	—	—	—	—	—
Total consumer	$572		$962	$653	$4,055	$128	$119	$271	$6,760

Total retail consumer loans
Risk rating:
Pass	$62,669		$106,223	$68,608	$46,377	$35,856	$136,881	$199,238	$655,852
Special mention	—		—	—	—	—	867	—	867
Substandard	190		219	1,334	695	694	5,687	697	9,516
Doubtful	—		—	—	—	—	157	—	157
Loss	—		—	—	—	—	307	—	307
Total retail consumer loans	$62,859		$106,442	$69,942	$47,072	$36,550	$143,899	$199,935	$666,699

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present aging analysis of past due loans (includes nonaccrual loans) by segment and class for the periods indicated below:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
March 31, 2022
Commercial loans:
Commercial real estate	$—	$247	$247	$1,101,937	$1,102,184
Construction and development	—	246	246	251,422	251,668
Commercial and industrial	—	67	67	167,275	167,342
Equipment finance	65	33	98	378,531	378,629
Municipal finance	—	—	—	130,260	130,260
PPP loans	—	—	—	2,756	2,756
Retail consumer loans:
One-to-four family	347	1,329	1,676	346,269	347,945
HELOCs - originated	28	178	206	128,239	128,445
HELOCs - purchased	142	—	142	26,769	26,911
Construction and land/lots	—	140	140	72,595	72,735
Indirect auto finance	307	156	463	83,440	83,903
Consumer	24	38	62	6,698	6,760
Total loans	$913	$2,434	$3,347	$2,696,191	$2,699,538

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2021
Commercial loans:
Commercial real estate	$396	$1,680	$2,076	$1,140,200	$1,142,276
Construction and development	—	37	37	179,390	179,427
Commercial and industrial	634	19	653	140,688	141,341
Equipment finance	—	347	347	317,573	317,920
Municipal finance	—	—	—	140,421	140,421
PPP loans	—	—	—	46,650	46,650
Retail consumer loans:
One-to-four family	1,112	1,124	2,236	404,313	406,549
HELOCs - originated	290	186	476	129,749	130,225
HELOCs - purchased	198	79	277	38,699	38,976
Construction and land/lots	6	35	41	65,986	66,027
Indirect auto finance	299	259	558	114,535	115,093
Consumer	378	36	414	7,948	8,362
Total loans	$3,313	$3,802	$7,115	$2,726,152	$2,733,267

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the nine months ended March 31, 2022.

	March 31, 2022	June 30, 2021	90 Days + & Still Accruing as of March 31, 2022	Nonaccrual With No Allowance as of March 31, 2022	Interest Income Recognized
Commercial loans:
Commercial real estate	$1,033	$7,015	$—	$284	$28
Construction and development	332	482	—	—	6
Commercial and industrial	919	49	—	—	17
Equipment finance	289	630	—	—	9
Retail consumer loans:
One-to-four family	1,687	2,625	—	540	37
HELOCs - originated	207	476	—	—	2
HELOCs - purchased	633	453	—	—	19
Construction and land/lots	140	22	—	—	2
Indirect auto finance	505	438	—	—	17
Consumer	66	416	—	—	2
Total loans	$5,811	$12,606	$—	$824	$139
The decrease in the nonaccrual balance in the above schedule, compared to June 30, 2021, is mainly due to the payoff of two commercial real estate loan relationships totaling $5.1 million during the nine month period.
TDRs are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, and/or a longer term to maturity. The above table excludes $10,691 and $11,088 of TDRs that were performing under their restructured payment terms as of March 31, 2022 and June 30, 2021, respectively.
The following table presents a breakdown of the provision (benefit) for credit losses included in our Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Provision (benefit) for credit losses:
Loans	$(640)	$(3,970)	$(4,415)	$(6,370)
Off-balance-sheet credit exposure	650	(130)	415	10
Commercial paper	(55)	—	(5)	180
Total provision (benefit) for credit losses	$(45)	$(4,100)	$(4,005)	$(6,180)
The following tables present analyses of the ACL on loans by segment for the periods indicated below:

	Three Months Ended			Nine Months Ended
	March 31, 2022			March 31, 2022
	Commercial	Retail Consumer	Total	Commercial	Retail Consumer	Total
Balance at beginning of period	$22,968	$7,965	$30,933	$24,746	$10,722	$35,468
Provision (benefit) for credit losses	(1,295)	655	(640)	(2,058)	(2,357)	(4,415)
Charge-offs	(261)	(73)	(334)	(2,011)	(179)	(2,190)
Recoveries	910	165	1,075	1,645	526	2,171
Net (charge-offs) recoveries	649	92	741	(366)	347	(19)
Balance at end of period	$22,322	$8,712	$31,034	$22,322	$8,712	$31,034

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Three Months Ended			Nine Months Ended
	March 31, 2021			March 31, 2021
	Commercial	Retail Consumer	Total	Commercial	Retail Consumer	Total
Balance at beginning of period	$24,899	$14,945	$39,844	$21,116	$6,956	$28,072
Impact of adoption ASU 2016-13	—	—	—	4,073	10,736	14,809
Provision (benefit) for credit losses	(1,750)	(2,220)	(3,970)	(1,750)	(4,620)	(6,370)
Charge-offs	(107)	(318)	(425)	(1,510)	(1,253)	(2,763)
Recoveries	356	254	610	1,469	842	2,311
Net (charge-offs) recoveries	249	(64)	185	(41)	(411)	(452)
Balance at end of period	$23,398	$12,661	36,059	$23,398	$12,661	$36,059
The following tables present ending balances of loans and the related ACL, by segment and class for the periods indicated below:

	Allowance for Credit Losses			Total Loans Receivable
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
March 31, 2022
Commercial loans:
Commercial real estate	$—	$9,157	$9,157	$284	$1,101,900	$1,102,184
Construction and development	—	3,680	3,680	—	251,668	251,668
Commercial and industrial	1,311	1,593	2,904	2,150	165,192	167,342
Equipment finance	—	6,284	6,284	—	378,629	378,629
Municipal finance	—	297	297	—	130,260	130,260
PPP loans	—	—	—	—	2,756	2,756
Retail consumer loans:
One-to-four family	—	4,400	4,400	2,493	345,452	347,945
HELOCs - originated	—	1,409	1,409	—	128,445	128,445
HELOCs - purchased	—	295	295	—	26,911	26,911
Construction and land/lots	—	903	903	—	72,735	72,735
Indirect auto finance	—	1,586	1,586	—	83,903	83,903
Consumer	—	119	119	—	6,760	6,760
Total	$1,311	$29,723	$31,034	$4,927	$2,694,611	$2,699,538

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Allowance for Loan Losses			Total Loans Receivable
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
June 30, 2021
Commercial loans:
Commercial real estate	$456	$12,826	$13,282	$5,729	$1,136,547	$1,142,276
Construction and development	—	1,801	1,801	80	179,347	179,427
Commercial and industrial	9	2,583	2,592	760	140,581	141,341
Equipment finance	—	6,537	6,537	275	317,645	317,920
Municipal finance	—	534	534	—	140,421	140,421
PPP loans	—	—	—	—	46,650	46,650
Retail consumer loans:
One-to-four family	2	5,407	5,409	1,977	404,572	406,549
HELOCs - originated	—	1,512	1,512	—	130,225	130,225
HELOCs - purchased	—	452	452	—	38,976	38,976
Construction and land/lots	—	812	812	—	66,027	66,027
Indirect auto finance	—	2,367	2,367	—	115,093	115,093
Consumer	—	170	170	—	8,362	8,362
Total	$467	$35,001	$35,468	$8,821	$2,724,446	$2,733,267
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

	Type of Collateral and Extent to Which Collateral Secures Financial Assets
March 31, 2022	Residential Property	Investment Property	Commercial Property	Business Assets	Financial Assets Not Considered Collateral Dependent	Total
Commercial loans:
Commercial real estate	$—	$—	$282	$—	$1,101,902	$1,102,184
Construction and development	—	—	—	—	251,668	251,668
Commercial and industrial	—	—	—	1,311	166,031	167,342
Equipment finance	—	—	—	—	378,629	378,629
Municipal finance	—	—	—	—	130,260	130,260
PPP loans	—	—	—	—	2,756	2,756
Retail consumer loans:
One-to-four family	1,347	—	—	—	346,598	347,945
HELOCs - originated	—	—	—	—	128,445	128,445
HELOCs - purchased	—	—	—	—	26,911	26,911
Construction and land/lots	—	—	—	—	72,735	72,735
Indirect auto finance	—	—	—	—	83,903	83,903
Consumer	—	—	—	—	6,760	6,760
Total	$1,347	$—	$282	$1,311	$2,696,598	$2,699,538
Total Collateral Value	$2,285	$—	$288	$—

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents a breakdown of the types of concessions made on TDRs by loan class for the period indicated below:

	Three Months Ended March 31,
	2022			2021
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Other TDRs:
Commercial:
Commercial and industrial	2	$841	$835	—	$—	$—
Retail consumer:
One-to-four family	1	37	37	2	212	212
HELOCs - originated	—	—	—	2	53	74
Indirect auto finance	1	5	5	3	28	32
Total	4	$883	$877	7	$293	$318

	Nine Months Ended March 31,
	2022			2021
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate:
Retail consumer:
One-to-four family	1	$124	$121	—	$—	$—
Total below market interest rate	1	124	121	—	—	—
Extended payment terms:
Retail consumer:
One-to-four family	1	35	35	—	—	—
HELOCs - originated	1	50	50	—	—	—
Total extended payment terms	2	85	85	—	—	—
Other TDRs:
Commercial:
Commercial real estate	—	—	—	1	4,408	4,407
Commercial and industrial	2	841	835	—	—	—
Retail consumer:
One-to-four family	2	93	92	4	269	261
HELOCs - originated	1	18	18	2	53	74
Construction and land/lots	—	—	—	1	225	219
Indirect auto finance	6	89	82	11	150	110
Total other TDRs	11	1,041	1,027	19	5,105	5,071
Total	11	$1,250	$1,233	19	$5,105	$5,071

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the periods indicated below:

	Three Months Ended March 31,
	2022		2021
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
Indirect auto finance	—	$—	1	$1
Total	—	$—	1	$1

	Nine Months Ended March 31,
	2022		2021
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs:
Retail consumer:
Indirect auto finance	2	$44	2	$26
Total	2	$44	2	$26
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

Off-Balance-Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At March 31, 2022, the allowance for credit losses on off-balance-sheet credit exposures included in other liabilities was $2,738.
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
As of March 31, 2022, the Company had no loans with full principal and interest payment deferrals related to COVID-19 which had been granted prior to January 1, 2022, compared to $107 at June 30, 2021. All loans placed on full payment deferral during the pandemic have come out of deferral and borrowers are either making regular loan payments or interest-only payments. As of March 31, 2022, the Company had $9,605 in commercial loan deferrals on interest-only payments compared to $78,850 at June 30, 2021.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
7.    Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Net income	$8,023	$7,869	$29,628	$23,083
Allocation of earnings to participating securities	(69)	(72)	(254)	(209)
Numerator for basic EPS - Net income available to common stockholders	$7,954	$7,797	$29,374	$22,874
Effect of dilutive securities:
Dilutive effect of participating securities	—	2	—	2
Numerator for diluted EPS	$7,954	$7,799	$29,374	$22,876
Denominator:
Weighted-average common shares outstanding - basic	15,523,813	15,979,590	15,666,093	16,139,059
Dilutive effect of assumed exercises of stock options	269,199	506,128	331,284	200,071
Weighted-average common shares outstanding - diluted	15,793,012	16,485,718	15,997,377	16,339,130
Net income per share - basic	$0.51	$0.49	$1.87	$1.42
Net income per share - diluted	$0.51	$0.48	$1.84	$1.40
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 47,850 and 95,350 stock options that were anti-dilutive for the three and nine months ended March 31, 2022, respectively. There were 524,850 stock options that were anti-dilutive for each of the three and nine months ended March 31, 2021.
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
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the three and nine months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Share-based compensation expense	$507	$489	$1,407	$1,449
Tax benefit	120	115	332	341

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The table below presents stock option activity and related information for the nine months ended March 31, 2022 and 2021:

	Options	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2020	1,615,500	$18.12	4.4	$1,711
Granted	44,750	22.92	—	—
Exercised	(172,866)	14.40	—	—
Forfeited	(26,900)	25.77	—	—
Options outstanding at March 31, 2021	1,460,484	$18.57	3.9	$9,268
Exercisable at March 31, 2021	1,220,734	$17.24	3.2	$9,152
Non-vested at March 31, 2021	239,750	$25.31	7.7	$116

Options outstanding at June 30, 2021	1,319,456	$19.07	3.9	$11,657
Granted	42,850	31.35	—	—
Exercised	(413,636)	14.70	—	—
Forfeited	(20,800)	23.17	—	—
Options outstanding at March 31, 2022	927,870	$21.49	4.3	$7,541
Exercisable at March 31, 2022	756,720	$20.24	3.5	$7,028
Non-vested at March 31, 2022	171,150	$26.99	7.7	$513
Assumptions used in estimating the fair value of options granted during the nine months ended March 31, 2022 and 2021 are presented below:

	March 31, 2022	March 31, 2021

Weighted-average volatility	28.02%	28.30%
Expected dividend yield	1.12%	1.35%
Risk-free interest rate	1.90%	0.72%
Expected life (years)	6.5	6.5
Weighted-average fair value of options granted	$8.68	$5.61
At March 31, 2022, the Company had $1,076 of unrecognized compensation expense related to 171,150 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.8 years at March 31, 2022. At March 31, 2021, the Company had $1,460 of unrecognized compensation expense related to 239,750 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 2.0 years at March 31, 2021.
The table below presents restricted stock award activity and related information:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at June 30, 2020	144,046	$25.89	$2,305
Granted	56,547	22.92	—
Vested	(45,296)	25.17	—
Forfeited	(7,650)	25.65	—
Non-vested at March 31, 2021	147,647	$24.98	$2,119

Non-vested at June 30, 2021	151,575	$25.06	$4,229
Granted	49,679	31.35	—
Vested	(53,744)	25.22	—
Forfeited	(12,000)	24.90	—
Non-vested at March 31, 2022	135,510	$27.41	$2,817
The table above includes non-vested performance-based restricted stock units totaling 33,218 and 28,852 at March 31, 2022 and 2021, respectively. Each issuance of these stock units is scheduled to vest over 3.0 years assuming the applicable dilutive EPS goals are met.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
At March 31, 2022, unrecognized compensation expense was $3,137 related to 135,510 shares of restricted stock originally scheduled to vest over three- and five-year periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.9 years at March 31, 2022. At March 31, 2021, unrecognized compensation expense was $3,196 related to 147,647 shares of restricted stock originally scheduled to vest over three- and five-year periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.9 years at March 31, 2021.
9.    Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At March 31, 2022 and June 30, 2021, respectively, loan commitments (excluding $290,532 and $277,600 of undisbursed portions of construction loans) totaled $95,848 and $123,463 of which $29,156 and $45,270 were variable rate commitments and $66,692 and $78,193 were fixed rate commitments. The fixed rate loans had interest rates ranging from 1.08% to 8.65% at March 31, 2022 and 2.50% to 8.36% at June 30, 2021, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $498,315 and $530,505 at March 31, 2022 and June 30, 2021, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these interest rate lock commitments was not material at March 31, 2022 or June 30, 2021.
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
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of March 31, 2022 and June 30, 2021 were $17,492 and $8,681, respectively. There was no liability recorded for these letters of credit at March 31, 2022 or June 30, 2021, respectively.
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
Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
U.S government agencies	$18,576	$—	$18,576	$—
MBS, residential	34,063	—	34,063	—
Municipal bonds	5,667	—	5,667	—
Corporate bonds	48,009	—	48,009	—
Total	$106,315	$—	$106,315	$—

	June 30, 2021
	Total	Level 1	Level 2	Level 3
U.S government agencies	$19,073	$—	$19,073	$—
MBS, residential	43,404	—	43,404	—
Municipal bonds	9,551	—	9,551	—
Corporate bonds	84,431	—	84,431	—
Total	$156,459	$—	$156,459	$—
There were no transfers between levels during the nine months ended March 31, 2022 and 2021.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Collateral dependent loans:
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	164	—	—	164
Total	$164	$—	$—	$164

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Collateral dependent loans:
Commercial real estate	$4,841	$—	$—	$4,841
Equipment finance	275	—	—	275
Total	$5,116	$—	$—	$5,116
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The stated carrying value and estimated fair value amounts of financial instruments as of March 31, 2022 and June 30, 2021, are summarized below:

	March 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$52,050	$52,050	$52,050	$—	$—
Commercial paper	312,918	312,918	312,918	—	—
Certificates of deposit in other banks	28,125	28,125	—	28,125	—
Debt securities available for sale	106,315	106,315	—	106,315	—
Loans held for sale	85,263	86,338	—	—	86,338
Loans, net	2,668,504	2,620,750	—	—	2,620,750
FHLB stock	3,038	N/A	N/A	N/A	N/A
FRB stock	7,413	N/A	N/A	N/A	N/A
SBIC investments	12,589	12,589	—	—	12,589
Accrued interest receivable	7,980	7,980	—	553	7,427
Liabilities:
Noninterest-bearing and NOW accounts	1,356,921	1,356,921	—	1,356,921	—
Money market accounts	1,026,595	1,026,595	—	1,026,595	—
Savings accounts	232,831	232,831	—	232,831	—
Certificates of deposit	442,810	439,407	—	439,407	—
Borrowings	30,000	29,997	—	29,997	—
Accrued interest payable	45	45	—	45	—

	June 30, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$50,990	$50,990	$50,990	$—	$—
Commercial paper	189,596	189,596	189,596	—	—
Certificates of deposit in other banks	40,122	40,122	—	40,122	—
Debt securities available for sale	156,459	156,459	—	156,459	—
Loans held for sale	93,539	94,779	—	—	94,779
Loans, net	2,697,799	2,668,570	—	—	2,668,570
FHLB stock	6,153	N/A	N/A	N/A	N/A
FRB stock	7,386	N/A	N/A	N/A	N/A
SBIC investments	10,171	10,171	—	—	10,171
Accrued interest receivable	7,933	7,933	52	542	7,339
Liabilities:
Noninterest-bearing and NOW accounts	1,281,372	1,281,372	—	1,281,372	—
Money market accounts	975,001	975,001	—	975,001	—
Savings accounts	226,391	226,391	—	226,391	—
Certificates of deposit	472,777	474,397	—	474,397	—
Borrowings	115,000	115,000	—	115,000	—
Accrued interest payable	52	52	—	52	—
The Company had off-balance sheet financial commitments, which included approximately $902,187 and $940,249 of commitments to originate loans, undisbursed portions of construction loans, unused lines of credit, and standby letters of credit at March 31, 2022 and June 30, 2021, respectively (see "Note 9 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.

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

Supplemental Balance Sheet Information:	March 31, 2022	June 30, 2021
ROU assets	$6,172	$5,498
Lease liabilities	6,961	5,926
Weighted-average remaining lease terms (years)	10.78	9.49
Weighted-average discount rate	2.89%	3.18%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at March 31, 2022:

Fiscal year ending June 30:
Remaining 2022	$1,573
2023	1,293
2024	847
2025	541
2026	414
Thereafter	3,653
Total undiscounted minimum lease payments	8,321
Less: amount representing interest	(1,360)
Total lease liability	$6,961
The following table presents components of operating lease expense for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Operating lease cost (included in occupancy expense, net)	$347	$398	$1,215	$1,192
Variable lease cost (included in occupancy expense, net)	7	6	13	18
Sublease income (included in other, noninterest income)	(60)	(33)	(154)	(147)
Total operating lease expense, net	$294	$371	$1,074	$1,063
As Lessee - Finance Lease
The Company currently leases land for one of its branch office locations under a finance lease. The ROU asset for the finance lease totaled $2,052 at March 31, 2022 and June 30, 2021 and is included in other assets. The corresponding lease liability totaled $1,773 and $1,804 at March 31, 2022 and June 30, 2021, respectively, and is included in other liabilities. For the three and nine months ended March 31, 2022, interest expense on the lease liability totaled $23 and $70, respectively. The finance lease has a maturity date of July 2028 and a discount rate of 5.18%.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following schedule summarizes aggregate future minimum lease payments under this finance lease obligation at March 31, 2022:

Fiscal year ending June 30:
Remaining 2022	$33
2023	134
2024	145
2025	146
2026	146
Thereafter	1,702
Total undiscounted minimum lease payments	2,306
Less: amount representing interest	(533)
Total lease liability	$1,773
Supplemental lease cash flow information for the nine months ended March 31, 2022 and 2021:

	Nine Months Ended March 31,
	2022	2021
ROU assets - noncash additions (operating leases)	$1,186	$599
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	1,281	1,632
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	100	100
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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to five years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $21,117 and $25,932 with a residual value of $12,941 and $15,330 as of March 31, 2022 and June 30, 2021, respectively.
The following table presents total equipment finance operating lease income and depreciation expense for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Operating lease income	$1,661	$1,432	$4,920	$4,107
Depreciation expense	1,339	1,417	4,221	4,371
The following schedule summarizes aggregate future minimum lease payments to be received at March 31, 2022:

Fiscal year ending June 30:
Remaining 2022	$1,436
2023	4,989
2024	2,895
2025	889
2026	246
Thereafter	13
Total of future minimum lease payments	$10,468

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
As Lessor - Direct Financing Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment of the loan portfolio. For the three months ended March 31, 2022 and 2021, total interest income on equipment finance leases totaled $763 and $638, respectively. For the nine months ended March 31, 2022 and 2021, total interest income on equipment finance leases totaled $2,275 and $1,736, respectively.
The lease receivable component of finance lease net investment included within equipment finance class of financing receivables was $62.6 million and $63.3 million at March 31, 2022 and June 30, 2021, respectively.

The following schedule summarizes aggregate future minimum finance lease payments to be received at March 31, 2022:

Fiscal year ending June 30:
Remaining 2022	$5,853
2023	21,226
2024	18,262
2025	13,038
2026	8,405
Thereafter	4,299
Total undiscounted minimum lease payments	71,083
Less: amount representing interest	(8,476)
Total lease receivable	$62,607

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
Our geographic footprint includes seven markets obtained through numerous strategic acquisitions as well as two de novo commercial loan offices. Looking forward, we believe opportunities currently exist within our market areas and in surrounding market areas to grow our franchise. While COVID-19 has dampened our growth activities, we believe as the local and global economies return to normalcy the Company remains in a position to create growth. We may also seek to expand our franchise through the selective acquisition of individual branches, loan purchases and, to a lesser degree, whole bank transactions that meet our investment and market objectives. We will continue to be disciplined as it pertains to future expansion focusing primarily on growth in our current and surrounding market areas.
At March 31, 2022, we had over 30 locations in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and

Southwest Virginia (including the Roanoke Valley). During the quarter ended September 30, 2021, we closed nine branches located in North Carolina, Tennessee, and Virginia.
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
Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report contains certain non-GAAP financial measures, which include: tangible book value, tangible book value per share and tangible equity to tangible assets ratio. Management has presented the non-GAAP financial measures in this discussion and analysis because it believes including these items provides useful and comparative information to assess trends in our core operations while facilitating the comparison of the quality and composition of our earnings over time and in comparison to our competitors. However, these non-GAAP financial measures are supplemental, are not audited and are not a substitute for operating results or any analysis determined in accordance with GAAP. Where applicable, we have also presented comparable earnings information using GAAP financial measures. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. See “Comparison of Results of Operations" for more detailed information about our financial performance for the three and nine months ended March 31, 2022 and 2021.

Set forth below is a reconciliation to GAAP of tangible book value and tangible book value per share:

	As of
(Dollars in thousands, except per share data)	March 31,	June 30,	March 31,
	2022	2021	2021
Total stockholders' equity	$395,131	$396,519	$406,452
Less: goodwill, core deposit intangibles, net of taxes	25,742	25,902	26,002
Tangible book value	$369,389	$370,617	$380,450
Common shares outstanding	15,978,262	16,636,483	16,655,347
Tangible book value per share	$23.12	$22.28	$22.84
Book value per share	$24.73	$23.83	$24.40

Set forth below is a reconciliation to GAAP of tangible equity to tangible assets:

	As of
(Dollars in thousands)	March 31,	June 30,	March 31,
	2022	2021	2021
Tangible equity (1)	$369,389	$370,617	$380,450
Total assets	3,541,785	3,524,723	3,648,613
Less: goodwill, core deposit intangibles, net of taxes	25,742	25,902	26,002
Total tangible assets	$3,516,043	$3,498,821	$3,622,611
Tangible equity to tangible assets	10.51%	10.59%	10.50%
_________________________________________________________________
(1)    Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Comparison of Financial Condition at March 31, 2022 and June 30, 2021
General.  Total assets and liabilities increased by $17.1 million and $18.5 million to $3.5 billion and $3.1 billion, respectively, at March 31, 2022 as compared to June 30, 2021. Deposits increased by $103.6 million, or 3.5%, which were used to continue paying down borrowings during the period. In addition, excess liquidity from a $50.1 million, or 32.0%, decrease in debt securities available for sale, a $33.7 million, or 1.2%, decrease in loans receivable, a $12.0 million, or 29.9%, decrease in certificates of deposit in other banks, and a $8.3 million, or 8.8% decrease in loans held for sale was invested in commercial paper which increased by $123.3 million, or 65.0%, during the period.
Cash and cash equivalents and commercial paper.  Total cash and cash equivalents increased $1.1 million, or 2.1%, to $52.1 million at March 31, 2022 from $51.0 million at June 30, 2021. Commercial paper increased $123.3 million, or 65.0%, to $312.9 million at March 31, 2022 from $189.6 million at June 30, 2021.
Debt securities available for sale and other investments.  Debt securities available for sale decreased $50.1 million, or 32.0%, to $106.3 million at March 31, 2022 from $156.5 million at June 30, 2021. At March 31, 2022, certificates of deposit in other banks decreased $12.0 million, or 29.9%, to $28.1 million compared to $40.1 million at June 30, 2021. The decrease in certificates of deposit in other banks was due to $13.0 million in maturities partially offset by $1.0 million in purchases. All certificates of deposit in other banks are fully insured by the FDIC. Other investments at cost decreased $670,000, or 2.8%, to $23.0 million at March 31, 2022 from $23.7 million at June 30, 2021. Other investments at cost included SBIC investments, FRB stock, and FHLB stock totaling $12.6 million, $7.4 million, and $3.0 million, respectively. The overall decrease was driven by a $3.1 million, or 50.6%, reduction in FHLB stock as a result of the paydowns in borrowings.
Loans held for sale. Loans held for sale decreased $8.2 million, or 8.8%, to $85.3 million at March 31, 2022 from $93.5 million at June 30, 2021. The decrease was primarily driven by a $17.2 million, or 39.7%, decrease in mortgage loans held for sale, offset by a $5.0 million, or 8.7%, increase in HELOCs originated for sale and a $4.0 million, or 94.8%, increase in SBA loans held for sale.
Loans, net of deferred loan fees and costs.  Total loans decreased $33.7 million, or 1.2%, to $2.7 billion at March 31, 2022 from the balance at June 30, 2021. The decrease in loans was driven by PPP forgiveness of $43.9 million and a $98.5 million, or 12.9%, decrease in retail consumer loans primarily within the one-to-four family loans and indirect auto loan portfolios. This decrease was partially offset by a $108.7 million, or 5.7%, increase in commercial loans (excluding PPP loans) as the Company continues its focus on the growth of the commercial loan segment.
Commercial and retail consumer loans consist of the following at the dates indicated:

	As of				Percent of total
(Dollars in thousands)	March 31,	June 30,	Change		March 31,	June 30,
	2022	2021	$	%	2022	2021
Commercial loans:
Commercial real estate	$1,102,184	$1,142,276	$(40,092)	(3.5)%	40.8%	41.8%
Construction and development	251,668	179,427	72,241	40.3	9.3	6.6
Commercial and industrial	167,342	141,341	26,001	18.4	6.2	5.2
Equipment finance	378,629	317,920	60,709	19.1	14.0	11.6
Municipal leases	130,260	140,421	(10,161)	(7.2)	4.8	5.1
PPP loans	2,756	46,650	(43,894)	(94.1)	0.1	1.7
Total commercial loans	2,032,839	1,968,035	64,804	3.3	75.3	72.0

Retail consumer loans:
One-to-four family	347,945	406,549	(58,604)	(14.4)	12.9	14.9
HELOCs - originated	128,445	130,225	(1,780)	(1.4)	4.8	4.8
HELOCs - purchased	26,911	38,976	(12,065)	(31.0)	1.0	1.4
Construction and land/lots	72,735	66,027	6,708	10.2	2.7	2.4
Indirect auto finance	83,903	115,093	(31,190)	(27.1)	3.1	4.2
Consumer	6,760	8,362	(1,602)	(19.2)	0.3	0.3
Total retail consumer loans	666,699	765,232	(98,533)	(12.9)	24.7	28.0
Total loans	$2,699,538	$2,733,267	$(33,729)	(1.2)%	100.0%	100.0%
Asset quality. Nonperforming assets decreased by $7.0 million, or 54.6%, to $5.8 million, or 0.16%, of total assets at March 31, 2022 compared to $12.8 million, or 0.36% of total assets at June 30, 2021. The significant decrease from June 30, 2021 was primarily a result of the payoff of two commercial real estate loan relationships totaling $5.1 million during the nine month period. Nonperforming assets included $5.8 million in nonaccruing loans and no REO at March 31, 2022, compared to $12.6 million and $188,000 in nonaccruing loans and REO, respectively, at June 30, 2021. Nonperforming loans to total loans was 0.22% at March 31, 2022 and 0.46% at June 30, 2021.

As of March 31, 2022, we had no loans with full principal and interest payment deferrals related to COVID-19 which had been granted prior to January 1, 2022, compared to $107,000 at June 30, 2021. All loans placed on full payment deferral during the pandemic have come out of deferral and borrowers are either making regular loan payments or interest-only payments. As of March 31, 2022, the Company had $9.6 million in commercial loan deferrals on interest-only payments compared to $78.9 million at June 30, 2021.
The ratio of classified assets to total assets decreased to 0.61% at March 31, 2022 from 0.76% at June 30, 2021. Classified assets decreased $5.0 million, or 18.5%, to $21.7 million at March 31, 2022 compared to $26.7 million at June 30, 2021 primarily due to the payoff of two commercial real estate loan relationships discussed above.
Our individually evaluated loans include loans on nonaccrual status and all TDRs, whether performing or on nonaccrual status under their restructured terms. Individually evaluated loans may be evaluated for reserve purposes using either the discounted cash flow or the collateral valuation method. As of March 31, 2022, there were $4.9 million in loans individually evaluated. For more information on these individually evaluated loans, see "Note 6 - Loans and Allowance for Credit Losses on Loans" in this Quarterly Report on Form 10-Q.
Allowance for credit losses.  The ACL on loans was $31.0 million, or 1.15%, of total loans at March 31, 2022 compared to $35.5 million, or 1.30%, of total loans at June 30, 2021. The overall decrease was driven by lower expected credit losses estimated by management based on an improving economic outlook.
There was a net benefit for credit losses of $4.0 million for the nine months ended March 31, 2022, compared to a $6.2 million net benefit for the corresponding period in fiscal year 2021. Net loan charge-offs totaled $19,000 for the nine months ended March 31, 2022, compared to net charge-offs of $452,000 for the same period last year. Net charge-offs as a percentage of average loans was 0.00% for the nine months ended March 31, 2022 compared to net charge-offs of 0.02% for the corresponding period last year.
The allowance as a percentage of nonperforming loans increased to 534.06% at March 31, 2022 from 281.38% at June 30, 2021.
Deferred income taxes. Deferred income taxes decreased $4.4 million, or 26.1%, to $12.5 million at March 31, 2022 from $16.9 million at June 30, 2021. The decrease was primarily a result of a release and reduction of the ACL, depreciation on new equipment finance leases, and bonus tax depreciation on new premises.
Other assets. Other assets decreased $2.5 million, or 4.4%, to $55.0 million at March 31, 2022 from $57.5 million at June 30, 2021. The decrease was primarily driven by lower net operated lease assets and current taxes receivable, offset by a reclassification of assets held for sale from premises and equipment related to the nine branch closures.
Deposits.  Deposits increased $103.6 million, or 3.5%, during the nine months ended March 31, 2022 to $3.1 billion, driven by our successful efforts to increase core deposits which increased $133.6 million, or 5.4%. Partially offsetting this deposit increase was a decrease of $30.0 million, or 6.3%, in certificates of deposit as part of our managed runoff of the portfolio.
The following table sets forth our deposits by type of deposit account as of the dates indicated:

	As of				Percent of total
(Dollars in thousands)	March 31,	June 30,	Change		March 31,	June 30,
	2022	2021	$	%	2022	2021
Core deposits:
Noninterest-bearing accounts	$704,344	$636,414	$67,930	10.7%	23.0%	21.5%
NOW accounts	652,577	644,958	7,619	1.2	21.3	21.8
Money market accounts	1,026,595	975,001	51,594	5.3	33.6	33.0
Savings accounts	232,831	226,391	6,440	2.8	7.6	7.7
Core deposits	2,616,347	2,482,764	133,583	5.4	85.5	84.0
Certificates of deposit	442,810	472,777	(29,967)	(6.3)	14.5	16.0
Total	$3,059,157	$2,955,541	$103,616	3.5%	100.0%	100.0%
Borrowings.  Borrowings decreased $85.0 million, or 73.9%, to $30.0 million at March 31, 2022 compared to $115.0 million at June 30, 2021 as excess liquidity was used to pay down borrowings.

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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees on average interest-earning assets and interest expense and interest-bearing liabilities:

	For the Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Assets:
Interest-earning assets:
Loans receivable(1)(2)	$2,791,650	$26,936	3.91%	$2,779,094	$27,955	4.08%
Commercial paper and deposits in other banks	342,878	563	0.67	522,256	611	0.47
Debt securities available for sale	111,874	384	1.39	153,871	496	1.31
Other interest-earning assets(3)	22,614	632	11.33	39,184	585	6.05
Total interest-earning assets	3,269,016	28,515	3.54	3,494,405	29,647	3.44
Other assets	258,126			258,858
Total assets	$3,527,142			$3,753,263
Liabilities and equity:
Interest-bearing deposits:
Interest-bearing checking accounts	$650,072	$310	0.19%	$637,381	$391	0.25%
Money market accounts	1,020,734	340	0.14	907,228	373	0.17
Savings accounts	227,936	40	0.07	212,809	39	0.08
Certificate accounts	441,314	461	0.42	516,221	1,193	0.94
Total interest-bearing deposits	2,340,056	1,151	0.20	2,273,639	1,996	0.36
Borrowings	33,599	4	0.05	465,111	1,632	1.42
Total interest-bearing liabilities	2,373,655	1,155	0.20	2,738,750	3,628	0.54
Noninterest-bearing deposits	714,753			553,045
Other liabilities	39,374			56,655
Total liabilities	3,127,782			3,348,450
Stockholders' equity	399,360			404,813
Total liabilities and stockholders' equity	$3,527,142			$3,753,263

Net earning assets	$895,361			$755,655
Average interest-earning assets to
average interest-bearing liabilities	137.72%			127.59%
Tax-equivalent:
Net interest income		$27,360			$26,019
Interest rate spread			3.34%			2.90%
Net interest margin(4)			3.39%			3.02%
Non-tax-equivalent:
Net interest income		$27,040			$25,693
Interest rate spread			3.30%			2.87%
Net interest margin(4)			3.35%			2.98%
_________________________________________________________________
(1)The average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $320 and $326 for the three months ended March 31, 2022 and 2021, respectively, calculated based on a combined federal and state tax rate of 24%.
(3)The average other interest-earning assets consist of FRB stock, FHLB stock, and SBIC investments.
(4)Net interest income divided by average interest-earning assets.

	For the Nine Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Assets:
Interest-earning assets:
Loans receivable(1)(2)	$2,810,205	$82,377	3.90%	$2,826,886	$85,505	4.03%
Commercial paper and deposits in other banks	311,457	1,362	0.58	454,609	2,106	0.62
Debt securities available for sale	124,053	1,319	1.42	131,332	1,528	1.55
Other interest-earning assets(3)	22,218	1,867	11.19	39,140	1,729	5.88
Total interest-earning assets	3,267,933	86,925	3.54	3,451,967	90,868	3.51
Other assets	259,570			256,026
Total assets	$3,527,503			$3,707,993
Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$640,194	1,038	0.22%	$593,815	1,142	0.26%
Money market accounts	1,002,542	1,056	0.14	860,170	1,337	0.21
Savings accounts	224,664	120	0.07	206,478	114	0.07
Certificate accounts	447,623	1,814	0.54	594,565	5,003	1.12
Total interest-bearing deposits	2,315,023	4,028	0.23	2,255,028	7,596	0.45
Borrowings	48,894	45	0.12	471,716	5,007	1.41
Total interest-bearing liabilities	2,363,917	4,073	0.23	2,726,744	12,603	0.62
Noninterest-bearing deposits	719,872			522,406
Other liabilities	45,443			56,141
Total liabilities	3,129,232			3,305,291
Stockholders' equity	398,271			402,702
Total liabilities and stockholders' equity	$3,527,503			$3,707,993

Net earning assets	$904,016			$725,223
Average interest-earning assets to
average interest-bearing liabilities	138.24%			126.60%
Tax-equivalent:
Net interest income		$82,852			$78,265
Interest rate spread			3.31%			2.89%
Net interest margin(4)			3.38%			3.02%
Non-tax-equivalent:
Net interest income		$81,915			$77,323
Interest rate spread			3.28%			2.85%
Net interest margin(4)			3.34%			2.98%
_________________________________________________________________
(1)The average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $937 and $942 for the nine months ended March 31, 2022 and 2021, respectively, calculated based on a combined federal and state tax rate of 24%.
(3)The average other interest-earning assets consist of FRB stock, FHLB stock, and SBIC investments.
(4)Net interest income divided by average interest-earning assets.

Rate/Volume Analysis
The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest-earning assets and interest-bearing liabilities:

	Three Months Ended March 31, 2022
	Compared to
	Three Months Ended March 31, 2021
(Dollars in thousands)	Increase/ (Decrease) due to		Total Increase/(Decrease)
	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$126	$(1,145)	$(1,019)
Commercial paper and deposits in other banks	(210)	162	(48)
Debt securities available for sale	(135)	23	(112)
Other interest-earning assets	(247)	294	47
Total interest-earning assets	(466)	(666)	(1,132)
Interest-bearing liabilities:
Interest-bearing checking accounts	8	(89)	(81)
Money market accounts	47	(80)	(33)
Savings accounts	3	(2)	1
Certificate accounts	(174)	(558)	(732)
Total interest-bearing deposits	(116)	(729)	(845)
Borrowings	(1,514)	(114)	(1,628)
Total interest-bearing liabilities	(1,630)	(843)	(2,473)
Net increase (decrease) in tax equivalent interest income	$1,164	$177	$1,341

	Nine Months Ended March 31, 2022
	Compared to
	Nine Months Ended March 31, 2021
(Dollars in thousands)	Increase/ (Decrease) due to		Total Increase/(Decrease)
	Volume	Rate
Interest-earning assets:
Loans receivable(1)	$(504)	$(2,624)	$(3,128)
Commercial paper and deposits in other banks	(664)	(80)	(744)
Debt securities available for sale	(85)	(124)	(209)
Other interest-earning assets	(747)	885	138
Total interest-earning assets	(2,000)	(1,943)	(3,943)
Interest-bearing liabilities:
Interest-bearing checking accounts	89	(193)	(104)
Money market accounts	221	(502)	(281)
Savings accounts	10	(4)	6
Certificate accounts	(1,236)	(1,953)	(3,189)
Total interest-bearing deposits	(916)	(2,652)	(3,568)
Borrowings	(4,488)	(474)	(4,962)
Total interest-bearing liabilities	(5,404)	(3,126)	(8,530)
Net increase (decrease) in tax equivalent interest income	$3,404	$1,183	$4,587
_________________________________________________________________
(1) Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $320 and $326 for the three months ended March 31, 2022 and 2021, respectively, calculated based on a combined federal and state income tax rate of 24%. Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $937 and $942 for the nine months ended March 31, 2022 and 2021, respectively, calculated based on a combined federal and state income tax rate of 24%.

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021
General.  During the three months ended March 31, 2022, net income increased $154,000, or 2.0% to $8.0 million compared to $7.9 million for the three months ended March 31, 2021, while our diluted earnings per share increased to $0.51 compared to $0.48 for the same period in fiscal 2021. Third quarter of fiscal 2022 earnings were positively impacted by a $1.3 million, or 5.2%, increase in net interest income driven by lower borrowing costs, and a $4.7 million, or 15.4%, decrease in noninterest expense.
Net Interest Income. Net interest income increased by $1.3 million, or 5.2%, to $27.0 million for the quarter ended March 31, 2022, compared to $25.7 million for the comparative quarter in fiscal 2021. Interest and dividend income decreased by $1.1 million, or 3.8%, primarily driven by lower average balances on interest-earning assets combined with lower loan yields. This decrease was offset by a $2.5 million, or 68.2% decrease in interest expense.
Average interest-earning assets decreased $225.4 million, or 6.4%, to $3.3 billion for the quarter ended March 31, 2022. The main drivers of the change were decreases of $179.4 million, or 34.3%, in the average balance of commercial paper and deposits in other banks and $42.0 million, or 27.3%, in debt securities available for sale as the Company used excess liquidity to reduce borrowings, which declined by $431.5 million, or 92.8%, when compared to the prior period. Net interest margin (on a fully taxable-equivalent basis) for the three months ended March 31, 2022 increased to 3.39% from 3.02% for the same period a year ago as all higher rate long-term borrowings were repaid during the quarter ended June 30, 2021.
Total interest and dividend income decreased $1.1 million, or 3.8%, for the quarter ended March 31, 2022 as compared to the same quarter last year, which was primarily a result of a $1.0 million, or 3.7%, decrease in loan interest income. The lower loan interest income was driven by a decline in the average yield on loans of 17 basis points, from 4.08% to 3.91%. Loan interest income for the quarter included the amortization of $265,000 of PPP loan origination fees, a decline of $349,000 when compared to the $614,000 recognized in the prior period. The overall average yield on interest-earning assets increased 10 basis points to 3.54% for the current quarter compared to 3.44% in the same quarter last year primarily due to the change in the mix of interest-earning assets.
Total interest expense decreased $2.5 million, or 68.2%, for the quarter ended March 31, 2022 compared to the same period last year. The decrease was driven by a $1.6 million, or 99.8%, decrease in interest expense on borrowings as discussed above and a $845,000, or 42.3%, decrease in interest expense on deposits. The average balance of total deposits increased by $228.1 million, or 8.1%, with noninterest-bearing deposits and interest-bearing deposits increasing $161.7 million and $66.4 million, respectively. The increase in interest-bearing deposits was driven by a $113.5 million, or 12.5% increase in money market accounts, partially offset by a $74.9 million, or 14.5%, decrease in certificates of deposit. As stated above, average borrowings for the quarter ended March 31, 2022 decreased $431.5 million, or 92.8%, along with a 137 basis point decrease in the average cost of borrowings compared to the same period last year. The decrease in the average cost of borrowings was primarily driven by the early retirement of long-term borrowings reducing the average balance and partially driven by a shift to short-term borrowings at lower rates. The overall average cost of funds decreased 34 basis points to 0.20% for the current quarter compared to 0.54% in the same quarter last year.
Provision (Benefit) for Credit Losses. During the three months ended March 31, 2022, there was a $45,000 net benefit for credit losses compared to a $4.1 million net benefit for the corresponding quarter of fiscal 2021. Net loan recoveries totaled $741,000 for the three months ended March 31, 2022, compared to net recoveries of $185,000 for the same period last year. Annualized net recoveries as a percentage of average loans were 0.11% for the quarter ended March 31, 2022 compared to 0.03% for the corresponding quarter last year. See "Comparison of Financial Condition - Asset Quality" for additional details.
Noninterest Income. Noninterest income decreased $1.7 million, or 16.2%, to $8.9 million for the quarter ended March 31, 2022 from $10.7 million for the same period in the previous year. This change was primarily due to a $1.9 million, or 39.2%, decrease in gain on sale of loans, partially offset by a $229,000, or 16.0%, increase in operating lease income. The decrease in gain on sale of loans was driven by decreases in loan principal sold across all portfolios. During the quarter ended March 31, 2022, $53.4 million of residential mortgage loans originated for sale were sold with gains of $1.3 million compared to $106.5 million sold and gains of $2.7 million in the corresponding period in the prior year. There were $16.5 million of sales of the guaranteed portion of SBA commercial loans with gains of $1.5 million in the current quarter compared to $20.2 million sold and gains of $1.8 million for the same period last year. The Company sold $25.0 million of HELOCs during the quarter for a gain of $156,000 compared to $43.8 million sold and gains of $301,000 in the corresponding period last year.
Noninterest Expense.  Noninterest expense decreased $4.7 million, or 15.4%, for the quarter ended March 31, 2022 as compared to the same period last year, which was primarily a result of a decrease of $3.7 million in prepayment penalties on long-term borrowings, and a $1.1 million, or 6.7%, decrease in salaries and benefits expense due to branch closures and lower mortgage banking incentive pay in the period.
Income Taxes. Our income tax expense for the three months ended March 31, 2022 increased $114,000, or 5.4%, to $2.2 million from $2.1 million for the three months ended March 31, 2021 primarily as a result of higher taxable income. The effective tax rates for the quarters ended March 31, 2022 and 2021 were 21.6% and 21.0%, respectively.
Comparison of Results of Operations for the Nine Months Ended March 31, 2022 and 2021
General.  During the nine months ended March 31, 2022, net income increased by $6.5 million, or 28.4%, to $29.6 million from $23.1 million for the nine months ended March 31, 2021, while our diluted earnings per share increased to $1.84 for the nine months ended March 31, 2022 compared to $1.40 in the same period in fiscal 2021. Year-to-date earnings were positively impacted by a $5.2 million, or 6.3%, decrease in noninterest expense and a $4.6 million, or 5.9%, increase in net interest margin.

Net Interest Income. Net interest income increased by $4.6 million, or 5.9%, to $81.9 million for the nine months ended March 31, 2022, compared to the same period last year. Interest and dividend income decreased by $3.9 million, or 4.4%, primarily driven by lower average balances on interest-earning assets. This decrease was offset by a $8.5 million, or 67.7%, decrease in interest expense.
Average interest-earning assets decreased $184.0 million, or 5.3%, to $3.3 billion for the nine months ended March 31, 2022. The biggest reason for the change was a decrease of $143.2 million, or 31.5%, in commercial paper and deposits in other banks, as the Company used excess liquidity to reduce borrowings, where the average balance declined from $471.7 million to $48.9 million. Net interest margin (on a fully taxable-equivalent basis) for the nine months ended March 31, 2022 increased to 3.38% from 3.02% for the same period a year ago as all higher rate long-term borrowings were repaid during the quarter ended June 30, 2021.
Total interest and dividend income decreased $3.9 million, or 4.4%, for the nine months ended March 31, 2022 as compared to the same period last year, which was primarily a result of a $3.1 million, or 3.7%, decrease in loan interest income and a $744,000, or 35.3%, decrease in interest income on commercial paper and deposits in other banks. The lower interest income in each category was driven by the combined effect of a decrease in average balances, as discussed above, and a decline in average loan yields which decreased 13 basis points to 3.90%, and average yields on debt securities available for sale which decreased 13 basis points to 1.42%. Loan interest income for the nine months included the amortization of $975,000 of PPP loan origination fees, a decline of $381,000 when compared to the $1.4 million recognized in the prior period. The overall average yield on interest-earning assets increased three basis points to 3.54% for the nine months compared to 3.51% in the same period last year as a result of a shift to higher yielding assets.
Total interest expense decreased $8.5 million, or 67.7%, for the nine months ended March 31, 2022 compared to the same period last year. The decrease was driven by a $5.0 million, or 99.1%, decrease in interest expense on borrowings as discussed above and a $3.6 million, or 47.0%, decrease in interest expense on deposits. The average balance of total deposits increased by $257.5 million, or 9.3%, with noninterest-bearing deposits and interest-bearing deposits increasing $197.5 million and $60.0 million, respectively. The increase in interest-bearing deposits was driven by a $142.4 million, or 16.6%, increase in money market accounts and $46.4 million, or 7.8%, increase in interest-bearing checking accounts, partially offset by a $146.9 million, or 24.7%, decrease in certificates of deposit. As stated above average borrowings for the nine months ended March 31, 2022 decreased $422.8 million, or 89.6%, along with a 129 basis point decrease in the average cost of borrowings compared to the same period last year. The increase in average deposits (interest and noninterest-bearing) was due to successful deposit gathering campaigns and the effect of government stimulus in prior periods. The decrease in the average cost of borrowings was primarily driven by the early retirement of long-term borrowings reducing the average balance and partially driven by a shift to short-term borrowings at lower rates. The overall average cost of funds decreased 39 basis points to 0.23% for the nine months compared to 0.62% in the same period last year.
Provision (Benefit) for Loan Losses.  During the nine months ended March 31, 2022 there was a $4.0 million net benefit for credit losses compared to a $6.2 million net benefit for credit losses for the corresponding period of fiscal 2021. Net loan charge-offs totaled $19,000 for the nine months ended March 31, 2022, compared to net loan charge-offs of $452,000 for the same period last year. Net charge-offs as a percentage of average loans was 0.00% for the nine months ended March 31, 2022 compared to net charge-offs of 0.02% for the corresponding period last year. See "Comparison of Financial Condition - Asset Quality" for additional details.
Noninterest Income.  Noninterest income increased $819,000, or 2.9%, to $29.5 million for the nine months ended March 31, 2022 from $28.7 million for the same period in the previous year. This change was due to an $857,000, or 51.0%, increase in loan income and fees, an $813,000, or 19.8% increase in operating lease income, a $394,000, or 5.9% increase in service charges and fees on deposit accounts, partially offset by a $1.0 million, or 8.4%, decrease in gain on sale of loans. The increase in loan income and fees was primarily a result of $924,000 in additional loan servicing fees as a result of bringing the Company's SBA loan servicing process in-house, which began July 1, 2021. The increase in operating lease income was primarily driven by increases in loan originations and higher outstanding lease balances during the period, while the increase in service charges on deposit accounts was the result of a $234,000 increase in interchange income driven by higher debit card usage. During the nine months ended March 31, 2022, $204.1 million of residential mortgage loans originated for sale were sold with gains of $5.6 million compared to $297.2 million sold and gains of $7.7 million in the corresponding period in the prior year. There were $43.5 million of sales of the guaranteed portion of SBA commercial loans with gains of $4.5 million in the nine months compared to $44.6 million sold and gains of $3.7 million for the same period last year. The Company sold $97.2 million of HELOCs during the nine months ended March 31, 2022 for a gain of $581,000 compared to $85.9 million sold and gains of $559,000 in the corresponding period last year. Lastly, $11.5 million of indirect auto finance loans were sold out of the held for investment portfolio during the current period for a gain of $205,000. No such sales occurred in the same period in the prior year.
Noninterest Expense.  Noninterest expense decreased $5.2 million, or 6.3%, for the nine months ended March 31, 2022 as compared to the same period last year, which was primarily a result of a decrease of $3.7 million in prepayment penalties on borrowings, a $1.8 million, or 3.9%, decrease in salaries and benefits expense due to branch closures and lower mortgage banking incentive pay in the period, and a reduction of core deposit amortization expense of $397,000, or 65.6%, partially offset by an increase of $1.1 million, or 117.2%, in marketing and advertising expense driven by reduced media advertising in prior periods as a result of the pandemic as well as current year advertising for newly opened locations.
Income Taxes.  For the nine months ended March 31, 2022, the Company's income tax expense increased $1.9 million, or 31.2%, to $8.0 million from $6.1 million primarily as a result of higher taxable income. The effective tax rates for the nine months ended March 31, 2022 and 2021 were 21.4% and 21.0%, respectively.

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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2022, the Bank had an available borrowing capacity of $255.7 million with the FHLB of Atlanta, a $72.1 million line of credit with the FRB and a line of credit with three unaffiliated banks totaling $125.0 million. At March 31, 2022, we had $30.0 million in FHLB advances outstanding, nothing in FRB borrowings outstanding, and nothing outstanding under our other lines of credit. Additionally, we classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our securities portfolio is of high quality and the securities would therefore be marketable. We have historically sold longer term fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also may utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At March 31, 2022 brokered deposits totaled $2.3 million, or 0.1%, of total deposits, compared to $4.3 million, or 0.2%, of total deposits, at June 30, 2021.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits, federal funds, and commercial paper. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including MBS. HomeTrust Bancshares on a stand-alone basis is a separate legal entity from the Bank and must provide for its own liquidity and payment of its own operating expenses. It has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2022, HomeTrust Bancshares on a stand-alone basis had liquid assets of $8.5 million.
We use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2022, the total approved loan commitments and unused lines of credit outstanding amounted to $386.4 million and $498.3 million, respectively, as compared to $401.1 million and $530.5 million, respectively, as of June 30, 2021. Certificates of deposit scheduled to mature in one year or less at March 31, 2022 totaled $389.4 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe a majority of our maturing deposits will continue to remain with us.
During the first nine months of fiscal 2022, cash and cash equivalents increased $1.1 million, or 2.1%, to $52.1 million as of March 31, 2022 from $51.0 million as of June 30, 2021.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the nine months ended March 31, 2022, we did not engage in any off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at March 31, 2022, is as follows:

(Dollars in thousands)

Undisbursed portion of construction loans	$290,532
Commitments to originate loans	95,848
Unused lines of credit	498,315
Standby letters of credit	17,492
Total loan commitments	$902,187
Capital Resources
At March 31, 2022, stockholders' equity totaled $395.1 million. HomeTrust Bancshares, Inc. is a bank holding company and a financial holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies.

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
HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements as of March 31, 2022. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at March 31, 2022 under applicable regulatory requirements.
HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
March 31, 2022
CET1 Capital (to risk-weighted assets)	$376,838	10.83%	$156,538	4.50%	$226,110	6.50%
Tier I Capital (to total adjusted assets)	376,838	10.74%	140,287	4.00%	175,359	5.00%
Tier I Capital (to risk-weighted assets)	376,838	10.83%	208,717	6.00%	278,289	8.00%
Total Risk-based Capital (to risk-weighted assets)	396,908	11.41%	278,289	8.00%	347,861	10.00%

June 30, 2021
CET1 Capital (to risk-weighted assets)	$375,320	11.26%	$149,943	4.50%	$216,584	6.50%
Tier I Capital (to total adjusted assets)	375,320	10.29%	145,915	4.00%	182,393	5.00%
Tier I Capital (to risk-weighted assets)	375,320	11.26%	199,924	6.00%	266,565	8.00%
Total Risk-based Capital (to risk-weighted assets)	398,408	11.96%	266,565	8.00%	333,206	10.00%

HomeTrust Bank:
March 31, 2022
CET1 Capital (to risk-weighted assets)	$368,478	10.59%	$156,536	4.50%	$226,107	6.50%
Tier I Capital (to total adjusted assets)	368,478	10.51%	140,244	4.00%	175,305	5.00%
Tier I Capital (to risk-weighted assets)	368,478	10.59%	208,714	6.00%	278,286	8.00%
Total Risk-based Capital (to risk-weighted assets)	388,548	11.17%	278,286	8.00%	347,857	10.00%

June 30, 2021
CET1 Capital (to risk-weighted assets)	$357,767	10.74%	$149,936	4.50%	$216,575	6.50%
Tier I Capital (to total adjusted assets)	357,767	9.81%	145,933	4.00%	182,417	5.00%
Tier I Capital (to risk-weighted assets)	357,767	10.74%	199,915	6.00%	266,553	8.00%
Total Risk-based Capital (to risk-weighted assets)	380,855	11.43%	266,553	8.00%	333,192	10.00%
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At March 31, 2022, the conservation buffer was 3.41% and 3.17% for HomeTrust Bancshares, Inc. and the Bank, respectively.
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
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2022, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2022, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Not applicable

	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
January 1 - January 31, 2022	57,394	$31.46	57,394	210,372
February 1 - February 28, 2022	210,372	31.07	210,372	806,000
March 1 - March 31, 2022	152,165	30.07	152,165	653,835
Total	419,931	$30.76	419,931	653,835
On April 2, 2020, the Company's Board of Directors authorized the repurchase of up to 851,004 shares of the Company's common stock, representing 5% of its outstanding shares at the time of the announcement. This repurchase plan was completed on July 26, 2021. On July 28, 2021, 825,941 shares of common stock were authorized for repurchase representing 5% of the Company's outstanding shares at the time of the announcement. This repurchase plan was completed on February 28, 2022. Also on February 28, 2022, an additional 806,000 shares of common stock were authorized for repurchase representing approximately 5% of the Company's outstanding shares at the time of the announcement. For the nine months ended March 31, 2022, 1,095,763 shares were repurchased at an average price of $29.50 per share. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.
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

(e)
10.1	HomeTrust Bancshares, Inc. Strategic Operating Committee Incentive Plan	(p)
10.2	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(g)
10.3	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement entered into between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.3B	Amendment No. 2 dated as of October 27, 2020, to Amended and Restated Employment Agreement, dated as of September 11, 2018, by and between the Company and C. Hunter Westbrook	(i)
10.3C	Amendment No. 3 dated as of July 26, 2021, to Amended and Restated Employment Agreement, dated as of September 11, 2018, by and between the Company and C. Hunter Westbrook	(c)
10.4	Amended and Restated Employment Agreement entered into between HomeTrust Bancshares,Inc. and Tony J. VunCannon	(g)
10.5	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement ("SERP")	(a)
10.6	Amendment No. 1 to SERP	10.6
10.7	Amendment No. 2 to SERP	(q)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(a)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(a)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(a)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(a)
10.7E	SERP Joinder Agreement for Stan Allen	(a)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(a)

10.7G	SERP Joinder Agreement for Peggy C. Melville	(a)
10.7H	SERP Joinder Agreement for William T. Flynt	(a)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(j)
10.8	HomeTrust Bank Director Emeritus Plan ("Director Emeritus Plan")	(a)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(a)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(a)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(a)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(a)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(a)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(a)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(a)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(a)
10.9A	Amendment No. 1 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	10.9A
10.9B	Form of Joinder Agreement Under the HomeTrust Bank Defined Contribution Executive Medical Care Plan	10.9B
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(a)
10.10A	Amendment No. 1 to HomeTrust Bank 2005 Deferred Compensation Plan	10.10A
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(a)
10.11A	Amendment No. 1 to HomeTrust Bank Pre-2005 Deferred Compensation Plan	10.11A
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan")	(k)
10.13	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(l)
10.14	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(l)
10.15	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(l)
10.16	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(l)
10.17	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(l)
10.18	Agreement and General Release between HomeTrust Bancshares, Inc. and Paula Labian	(f)
10.19	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(m)
10.20	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(n)
10.21	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(g)
10.22	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(o)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares' Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
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
(m)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).
(n)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-35593).
(o)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (File No. 001-35593).
(p)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (File No. 001-35593).
(q)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on February 15, 2022 (File No. 001-35593).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeTrust Bancshares, Inc.

Date: May 9, 2022	By:	/s/ Dana L. Stonestreet
Dana L. Stonestreet
Chairman and CEO
(Duly Authorized Officer)

Date: May 9, 2022	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)