Form 10-K
period 2022-06-30
HomeTrust Bancshares, Inc.
filed 2022-09-12
CIK 1538263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2022
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of September 6, 2022, there were issued and outstanding 15,618,066 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock as of December 31, 2021, was $485.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).
Documents Incorporated By Reference
Portions of the Registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

HOMETRUST BANCSHARES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2022

Glossary of Defined Terms
The following items may be used throughout this Form 10-K, including the Notes to Consolidated Financial Statements in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

Term	Definition
ACL	Allowance for Credit Losses
AFS	Available-For-Sale
ALL	Allowance for Loan Losses
AMLA	Anti-Money Laundering Act of 2020
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHCA	Bank Holding Company Act
BOLI	Bank Owned Life Insurance
BSA	Bank Secrecy Act of 1970
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of 2020
CBLR	Community Bank Leverage Ratio
CD	Certificate of Deposit
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act
DCF	Discounted Cash Flows
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ECL	Expected Credit Losses
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHFA	Federal Housing Finance Agency
FHLB or FHLB of Atlanta	Federal Home Loan Bank
FRB	Federal Reserve Bank of Richmond
GSE	Government-Sponsored Enterprises
HELOC	Home Equity Line of Credit
IRC	Internal Revenue Code
KSOP	HomeTrust Bank KSOP Plan
LIBOR	London Interbank Offered Rate
LPO	Loan Production Office
MBS	Mortgage-Backed Security
MSA	Metropolitan Statistical Area
NBV	Net Book Value
NCCOB	North Carolina Office of the Commissioner of Banks
NOL	Net Operating Loss
PCD	Purchased Financial Assets with Credit Deterioration
PCI	Purchased Credit Impaired
PPP	Paycheck Protection Program

PVE	Present Value of Equity
REO	Real Estate Owned
ROU	Right of Use
SBA	U.S. Small Business Administration
SBIC	Small Business Investment Companies
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOX Act	Sarbanes-Oxley Act of 2002
TDR	Troubled Debt Restructuring
USDA B&I	United States Department of Agriculture Business & Industry
US GAAP	Generally Accepted Accounting Principles in the United States
WNCSC	Western North Carolina Service Corporation
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
The factors that could result in material differentiation include, but are not limited to:
•the effect of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity, both nationally and in our market areas;
•expected revenues, cost savings, synergies and other benefits from our merger and acquisition activities, including the proposed acquisition of Quantum Capital Corporation, might not be realized to the extent anticipated, within the anticipated time frames, or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;
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
•results of examinations of us by the Federal Reserve, the NCCOB, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;
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
•changes in accounting principles, policies or guidelines and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the FASB;
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the CARES Act; and
•other risks detailed from time to time in our filings with the SEC, including this report on Form 10-K.
Many of the forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.
As used throughout this report, the terms “we,” “our,” “us,” “HomeTrust Bancshares” or the “Company” refer to HomeTrust Bancshares, Inc. and its consolidated subsidiaries, including HomeTrust Bank (“HomeTrust” or "Bank") unless the context indicates otherwise.

PART I
Item 1. Business
Overview
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the holding company for HomeTrust Bank in connection with HomeTrust Bank’s conversion from mutual to stock form, which was completed on July 10, 2012. As a bank holding company and financial holding company, HomeTrust Bancshares, Inc. is regulated by the Federal Reserve. At June 30, 2022, the Company had consolidated total assets of $3.5 billion, total deposits of $3.1 billion and stockholders’ equity of $388.8 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank and its subsidiary. As a North Carolina state-chartered bank, and member of the Federal Reserve, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the FDIC. The Bank is a member of the FHLB of Atlanta, which is one of the 11 regional banks in the Federal Home Loan Bank System. Our headquarters is located in Asheville, North Carolina.
The Bank was originally formed in 1926. Between the fiscal years of 1996 and 2011, HomeTrust Bank's Board of Directors and executive management expanded the Bank beyond its historical Asheville market and created a unique partnership through which hometown community banks could combine their financial resources to achieve a shared vision. These actions resulted in mergers between six established banks and one de novo bank located in Tryon, Shelby, Eden, Lexington, Cherryville and Forest City, North Carolina.
Since 2013, we have entered seven attractive markets through various acquisitions and new office openings, as well as expanded our product lines. These include:
•BankGreenville Financial Corporation - one office in Greenville, South Carolina (acquired in July 2013)
•Jefferson Bancshares, Inc. - nine offices across East Tennessee (acquired in May 2014)
•Commercial LPO in Roanoke, Virginia (opened in July 2014)
•Bank of Commerce - one office in Charlotte, North Carolina (acquired in July 2014)
•10 Bank of America Branch Offices - nine in southwest Virginia, one in Eden, North Carolina (acquired in November 2014)
•Commercial LPO in Raleigh, North Carolina (opened in November 2014) and later converted into a full service branch (converted in April 2017)

•United Financial of North Carolina, Inc. - municipal lease company headquartered in Fletcher, North Carolina (acquired in December 2016)
•TriSummit Bancorp, Inc. - six offices in East Tennessee (acquired in January 2017)
•Began origination and sales of SBA loans through our new SBA line of business (September 2017)
•De novo branch in Cary, North Carolina (opened in March 2018)
•Began equipment finance line of business (May 2018)
•Began originations of HELOCs to be pooled and sold (March 2019)
•De novo branch in Cornelius, North Carolina (opened in April 2022)
•Quantum Capital Corp. - three offices in Atlanta, Georgia (anticipated closing in January 2023)
By expanding our geographic footprint and hiring local experienced talent, we have built a foundation that allows us to focus on organic growth, while maintaining "Our Commitment to the Customer Experience" that has differentiated our brand and characterized our success to date.
Our mission is to create stockholder value by building relationships with our employees, customers, and communities. By building a platform that supports growth and profitability, we are continuing our transition toward becoming a high-performing community bank and helping our customers every day to be "Ready For What's Next."
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in commercial real estate loans, construction and development loans, commercial and industrial loans, equipment finance leases, municipal leases, loans secured by first and second mortgages on one-to-four family residences including home equity loans, and other consumer loans. We also originate one-to-four family loans, SBA loans, and HELOCs to sell to third parties. In addition, we invest in debt securities issued by United States Government agencies and GSEs, corporate bonds, commercial paper and certificates of deposit insured by the FDIC. We offer a variety of deposit accounts for individuals, businesses, and nonprofit organizations.
Market Areas
The Bank has 34 locations across North Carolina, South Carolina, Tennessee, and Virginia, many of which are located in markets experiencing growth rates above the national average. Historically, our branches and facilities have primarily been located in small- to medium-sized communities, but in recent years we have implemented a strategy of expanding into larger, higher growth markets via business banking centers rather than retail-focused branches.
We have built a strong foundation in the communities we serve and take pride in the role we play. The management team and employees of each region work to support local nonprofit and community organizations. Each location helps provide critical services to meet the financial needs of its customers and improve the quality of life for individuals and businesses in its community. Initiatives supporting our communities include affordable housing, schools and financial education, and the arts. We support these initiatives through both financial and people resources in our communities. Collectively, our Bank employees volunteer thousands of hours annually in their local communities, such as helping to build homes and teaching grade school youth how to begin establishing healthy money savings habits. Our Bank employees are making a positive difference in the lives of others every day.
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
We attract our deposits through our branch office network, supplementing this funding through brokered deposits as necessary. Competition for deposits is principally from other commercial banks, savings institutions, and credit unions located in the same communities, as well as mutual funds and other alternative investments. We believe that we compete for deposits by offering superior service and a variety of deposit accounts at competitive rates. We also have a highly competitive suite of cash management services, online/mobile banking, and internal support expertise specific to the needs of small to mid-sized commercial business customers.
Beyond traditional financial institutions, we also face competition from financial technology companies, or fintechs. In an effort to open alternative origination sources beyond our physical locations, the Bank positioned itself to partner with fintechs, intentionally selecting an open architecture when converting core banking systems in February 2020 to allow the Bank to quickly integrate fintech partners. As a reflection of this investment, in March 2022 we integrated our second fintech partner focused on small business lending, and integrated our third fintech partner in June 2022 focused on unsecured consumer lending. The Bank continues to evaluate future fintech partnerships which present opportunities for both loan and deposit gathering beyond our traditional origination sources.
In addition, the way we create differentiation from our competition is by focusing on “HOW” we deliver our products and services. While some employees have been a part of HomeTrust Bank for decades, a significant number of employees have more recently brought their professional expertise and industry knowledge to us through internal growth and acquisitions. As a reflection of our strategic goal to make the Bank a best place to work, the Company recently made a significant investment in refreshing our culture model to create organizational clarity via a targeted, robust program that focuses on employee behaviors which support our aspirational corporate values. This “culture model” helps to ensure the Bank workplace remains attentive to:

•increased collaboration and productivity;
•attracting and retaining the best talent;
•winning more business in a "look-alike" world; and
•establishing clarity when more workers are remote or hybrid.
In implementing these principles, the directors, management team, and employees work together as a team to meet the financial needs of our customers while supporting local nonprofit and community organizations to improve the quality of life for individuals and businesses in our communities. We support affordable housing and education initiatives to help build healthy communities through both financial assistance and employees volunteering thousands of hours annually in their local markets. We believe the opportunity to stay close to our customers gives us a unique position in the banking industry as compared to our larger competitors, and we are committed to continuing to build strong relationships with our employees, customers, and communities for generations to come.
Human Capital
For more than 90 years, HomeTrust Bank has been an employer of choice. As of June 30, 2022, we employed 493 full-time employees and 22 part-time employees, for a total of 515 employees. Our employees are located primarily in our four-state geographic footprint: North Carolina - 385, Tennessee - 60, Virginia - 38 and South Carolina - 19. 13 employees are located in other states across the U.S and work remotely.
We value and promote diversity and inclusion in every aspect of our business and at every level within the company. We recruit, hire, and promote employees based on their individual ability and experience and in accordance with Affirmative Action and Equal Employment Opportunity laws and regulations. Our policy is that we do not discriminate on the basis of race, color, gender, national origin, religion, age, sexual orientation, gender identity, gender expression, genetic information, physical or mental disability, pregnancy, marital status, status as a protected veteran or any other status protected by federal, state or local law.
Our talent acquisition practices are designed to attract top talent in the financial services industry and foster an inclusive, respectful and rewarding workplace. Selection teams are guided by our talent acquisition professionals in the proper recruitment and selection of candidates with a focus on competency-based hiring. We stay abreast of market trends and best practices, ensuring that we remain competitive and an attractive place to work. An employee referral program serves to reward current employees for identifying top candidates who choose to apply and accept employment with us.
Our business strategy relies heavily on relationships with both internal and external stakeholders. At new employee orientation, newly hired employees are educated on our core values of personal responsibility, ethical behavior, trust and integrity, caring relationships and teamwork. We place an emphasis on providing regular performance feedback and encourage collaboration across the Company through open dialogue and focused execution while seeking diverse perspectives.
We believe that a sense of belonging is essential for providing a work environment where everyone can perform their very best. We are committed to fostering an environment that encourages diverse viewpoints, backgrounds and experiences and with the support of our Board of Directors, we continue to explore additional diversity, equity and inclusion efforts.
We offer a comprehensive benefits package to our employees and have designed our benefits and compensation programs to attract, retain, motivate and reward employees. We promote the health and wellness of our employees by strongly encouraging work-life balance and a healthy lifestyle. The Company's competitive paid time off program gives our employees a chance to step back from their professional commitments which employees may use for vacation, personal use and illness.
We believe a strong corporate culture and employee engagement is crucial to the success of the Company. In 2022 we conducted a comprehensive employee engagement survey, with a high-level of employee participation, to gain perspective on what we do well and our opportunities for improvement. In addition, HomeTrust launched a behavior-based set of company culture fundamentals, intended to support the Company's core values and increase overall employee engagement. As employees exit the organization, we seek their candid feedback in an effort to improve our processes, practices and overall work environment.
We are committed to serving and strengthening the communities in which we live, work and play and believe this commitment fosters strong and rewarding relationships with our clients and community partners. Community Service Leave ("CSL") is awarded annually to employees in their volunteerism with charitable organizations of their choice throughout the year. All employees are eligible for CSL and may use it throughout the calendar year to participate in eligible community service activities.
In addition, we support our communities through a variety of sponsorships and financial contributions to non-profit agencies across our footprint. We sponsor an annual workplace campaign designed to promote volunteerism and monetary contributions by employees to community agencies they choose to support.
Valuing our people, our greatest asset, means that good health, safety and well-being practices, both at home and at work, are woven into the fabric of our culture. We offer a confidential employee assistance program for employees and for those living in their households which provide tools, resources and counseling at no charge to them. We provide a wellness program, which delivers products, services and tools to help employees maintain a healthy life.
During the peak of the pandemic, we partnered with a third-party vendor to assist in managing the COVID-19 related cases, ensuring confidentiality and consistency in the process. We provide up to four hours of leave for employees who need time away to receive the vaccine and up to three days of COVID-19 PTO for eligible employees who are unable to work due to quarantine or illness related to COVID-19.

Lending Policy and Procedures
Loan credit authority is granted by position rather than on an individual officer-by-officer basis. These loan authorities are reviewed and approved, at least annually, by the Credit Risk Committee, which is made up of the Chief Executive Officer, Chief Credit Officer, Chief Risk Officer, and the Commercial Banking Group Executive. The Senior and Executive Loan Committee approval levels must be approved by the Board of Directors.
Commercial loan relationships in excess of $7.5 million in total credit exposure must be approved by our Senior Loan Committee, which is comprised of the Chief Credit Officer (Senior Credit Officer may substitute) and the Commercial Banking Group Executive (Chief Executive Officer may substitute). Any loan submitted for Senior Loan Committee approval should have the prior approval of the Relationship Manager, the Market President (Commercial Banking Group Executive may substitute) and their assigned Senior Credit Officer. Loans in excess of $15.0 million in total credit exposure must be approved by the Executive Loan Committee comprised of the Chief Executive Officer, Commercial Banking Group Executive, Chief Credit Officer and a Senior Credit Officer not involved with the credit. A quorum consists of at least three members, one of whom must be either the Chief Credit Officer or the Senior Credit Officer. A 70% vote is required for approval. Total credit exposure in a single loan or group of loans to related borrowers exceeding 60% of the Bank’s legal lending limit must be approved by the Bank's Board of Directors.
Investment Policy and Procedures
The Bank invests in various securities based on investment policies that have been approved by our Board of Directors and adhere to bank regulations. These securities include: United States Treasury obligations, securities of various federal agencies, including mortgage-backed securities, callable agency securities, certain certificates of deposit of insured banks and savings institutions, municipal bonds, investment grade corporate bonds and commercial paper, and federal funds. See “How We Are Regulated” below for a discussion of additional restrictions on our investment activities.
Our Chief Executive Officer and Chief Financial Officer have the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the Board of Directors. These officers consider various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
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
We do not currently participate in hedging programs, stand-alone contracts for interest rate caps, floors or swaps or other activities involving the use of off-balance sheet derivative financial instruments and have no present intention to do so. Further, we do not invest in securities which are not rated investment grade.
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
The regulatory agencies have adopted a rule that provides a banking organization the option to phase-in over a five-year period the effects of CECL on its regulatory capital upon the adoption of the standard. The Company adopted the five-year phase in provision as of July 1, 2020.
Regulation of HomeTrust Bank
The Bank is subject to regulation and oversight by the NCCOB and the Federal Reserve extending to all aspects of its operations, including but not limited to requirements concerning an allowance for credit losses, lending and mortgage operations, interest rates received on loans and paid on deposits, the payment of dividends to the Company, loans to officers and directors, mergers and acquisitions, capital, and the opening and closing of branches. See "Capital Requirements for HomeTrust Bank" and "Limitations on Dividends" for additional details.
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
The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain relationships and common interests. That limit is generally equal to 15% of unimpaired capital and surplus, which was $57.3 million as of June 30, 2022. The limit is increased to 25% for loans fully secured by readily marketable collateral. The Bank has no lending relationships in excess of its lending limit.
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
Under the FDIC’s risk-based assessment system, insured institutions are assessed based on supervisory ratings and in general, stronger institutions pay lower rates while riskier institutions pay higher rates. Currently, assessment rates (inclusive of certain possible adjustments) for an institution with total assets of less than $10.0 billion range from 1.5 to 30.0 basis points of each institution’s total average consolidated assets less average tangible equity (subject to upward adjustment for certain debt). The FDIC has authority to increase insurance assessments, and any significant increases would have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what assessment rates will be in the future.
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
In addition to the risk-based capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.50% of risk-weighted assets above the minimum levels for such ratios in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. To meet the minimum capital ratios and the capital conservation buffer requirements, the capital ratios applicable to the Company and the Bank are (i) a CETI capital ratio greater than 7.00%; (ii) a Tier 1 capital ratio greater than 8.50%; (iii) a total capital ratio greater than 10.50%; and (iv) a Tier 1 leverage ratio greater than 4.00%. As of June 30, 2022, the Bank's risk-based capital exceeded the required capital contribution buffer.
To be considered “well capitalized,” a depository institution must have a Tier 1 capital ratio of at least 8.00%, a total capital ratio of at least 10.00%, a CET1 capital ratio of at least 6.50% and a leverage ratio of at least 5.00% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. Under certain circumstances, regulators are required to take certain actions against banks that fail to meet the minimum required capital ratios. Any such institution must submit a capital restoration plan and, until such plan is approved may not increase its assets, acquire another depository institution, establish a branch or engage in any new activities, or make capital distributions. As of June 30, 2022, HomeTrust Bank met the requirements to be “well capitalized” and met the capital conservation buffer requirement. For additional information regarding the Bank’s required and actual capital levels at June 30, 2022, see “Note 17 – Regulatory Capital Matters” of the Notes to Consolidated Financial Statements included in Item 8 in this report.
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
At June 30, 2022, the Bank held $1.9 million in FHLB stock that was in compliance with the holding requirements.
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
Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flows from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the Federal Reserve and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:
•Total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital; or
•Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.
The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of June 30, 2022, HomeTrust Bank’s aggregate recorded loan balances for construction, land development and land loans were 77.6% of regulatory capital. In addition, at June 30, 2022, HomeTrust Bank’s commercial real estate loans, as defined by the guidance, were 292.3% of regulatory capital. See "Risk Factors - The level of our commercial real estate portfolio may subject us to additional regulatory scrutiny."

Community Reinvestment and Consumer Protection Laws.  In connection with its deposit-taking, lending and other activities, the Bank is subject to a number of federal laws designed to protect consumers and promote lending for various purposes. The CFPB issues regulations and standards under these federal consumer protection laws, which include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and others. The CFPB has promulgated a number of proposed and final regulations under these laws that affect our consumer businesses. Among these regulatory initiatives, are final regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards. In addition, customer privacy regulations limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties. These regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.
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
The AMLA, which amends the BSA, was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.
Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential, hazardous waste contamination could be subject to liability for cleanup costs, which could substantially exceed the value of the collateral property.
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
Holding Company Regulation
As a bank holding company under the BHCA, HomeTrust Bancshares, Inc. is subject to regulation, supervision, and examination by the Federal Reserve. The Federal Reserve has enforcement authority with respect to HomeTrust Bancshares, Inc. similar to its enforcement authority over the Bank. We are required to file quarterly reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine us, and any of our subsidiaries, and charge us for the cost of the examination. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. HomeTrust Bancshares, Inc. is also required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC.
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
Capital Requirements for HomeTrust Bancshares.  As a bank holding company, HomeTrust Bancshares, Inc. is subject to the minimum regulatory capital requirements established by the Federal Reserve regulation, which generally are the same as the capital requirements for the Bank. These capital requirements include provisions that might impact the ability of the Company to pay dividends to its stockholders or repurchase its shares. For a description of the capital regulations, see "Regulation of HomeTrust Bank - Current Capital Requirements for HomeTrust Bank" and “Note 17 – Regulatory Capital Matters” of the Notes to Consolidated Financial Statements included in Item 8 in this report.
At June 30, 2022, the HomeTrust Bancshares, Inc. exceeded its minimum regulatory capital requirements under Federal Reserve regulations.
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
Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company's net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. As described above under "Regulation of HomeTrust Bank - Current Capital Requirements for HomeTrust Bank," the capital conservation buffer requirement can also restrict the ability of HomeTrust Bancshares, Inc. and the Bank to pay dividends.
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
Federal Taxation
General.  HomeTrust Bancshares Inc. and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to HomeTrust Bancshares and HomeTrust Bank. See “Note 11 – Income Taxes" in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
Method of Accounting.  For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on June 30th for filing its federal income tax return.
Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. In 2009, IRC 172 (b) (1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years. At June 30, 2022, we had $16.0 million of net operating loss carryforwards for federal income tax purposes.
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
State Taxation
North Carolina.  The state of North Carolina requires all corporations chartered or doing business in the state to pay a corporate tax rate of 2.5%.

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
South Carolina. The state of South Carolina requires banks to file a bank tax return. As a multi-state bank, we pay taxes on the portion of revenue generated within the state. In 2022 and 2021 the tax rate was 4.5%.
Tennessee. The state of Tennessee requires banks to file a franchise and excise tax form for financial institutions. The franchise tax is based on the portion of revenue generated in the state, the net worth of the Bank, and the applicable franchise tax, which was $0.25 per $100 in 2022 and 2021. The excise tax is based on the taxable income (as defined by the state), the portion of revenue generated in the state, and the applicable excise tax, which was 6.5% in 2022 and 2021.
Virginia. The state of Virginia requires banks to file a bank franchise tax. The tax is based on the portion of capital deployed within the state and county level (as defined by the state) and taxed at $1 per $100 of taxable value.
The Company is subject to taxation via nexus in several other states where we do not have physical locations. The amount paid to these states is immaterial to the financial statements. If the percentage of Company revenues were to increase in these states, our state income tax provision would have an increased effect on our effective tax rate and results of operations.
Available Information
The Company’s internet address is www.htb.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC.
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
Risks Related to Macroeconomic Conditions
COVID-19 Pandemic
The COVID-19 pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States. Stay-at-home orders, travel restrictions and closure of non-essential businesses and similar orders imposed across the United States to restrict the spread of COVID-19 in 2020 resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and significant layoffs and furloughs. Although local jurisdictions have subsequently lifted stay-at-home orders and moved to open businesses, worker shortages, vaccine and testing requirements, new variants of COVID-19 and other health and safety recommendations have impacted the ability of businesses to return to pre-pandemic levels of activity and employment. While the overall economy has improved, disruptions to supply chains continue and significant inflation has been seen in the market. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this Form 10-K could be exacerbated, including the following risks of COVID-19:
•effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
•declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets served by us;
•if the economy is unable to remain open in an efficient manner, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•our allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;
•higher operating costs, increased cybersecurity risks and potential loss of productivity as the result of an increase in the number of employees working remotely;

•increasing or protracted volatility in the price of the Company’s common stock, which may also impair our goodwill; and
•risks to the capital markets that may impact the performance of our investment securities portfolio, as well as limit our access to capital markets and other funding sources.
We do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, possible future virus variants, the effectiveness of any work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.
Adverse economic conditions in the market areas we serve could adversely impact our earnings and could increase the credit risk associated with our loan portfolio.
Our primary market areas are concentrated in North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh/Cary), upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley). Adverse economic conditions in our market areas can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how changes in tariffs being imposed on international trade may also affect these businesses. Changes in agreements or relationships between the U.S. and other countries may also affect these businesses.
While real estate values and unemployment rates have improved, deterioration in economic conditions, particularly within our primary market areas, could result in the following consequences among others, any of which could materially hurt our business:
•loan delinquencies, problem assets and foreclosures may increase;
•we may need to increase our allowance for credit losses;
•the slowing of sales and/or the reduction in value of foreclosed assets;
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
At June 30, 2022, the most significant portion of our loans located outside of our primary market areas were equipment finance, SBA, and purchased HELOCs. As a result, our financial condition and results of operations are subject to general economic conditions and the real estate conditions prevailing in the markets in which the underlying properties securing these loans are located, as well as the conditions in our primary market areas. If economic conditions or the real estate market declines in the areas in which these properties are located, we may suffer decreased net income or losses associated with higher default rates and decreased collateral values on our existing portfolio. Further, because of their geographical diversity, these loans can be more difficult to oversee than loans in our market areas in the event of delinquency.
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
A continued weak economic recovery or a return to recessionary conditions could increase our level of nonperforming assets, lower real estate values in our primary market areas and reduce demand for loans, which would result in increased loan losses and lower earnings.
A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and higher unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur reduced earnings or even losses, and may adversely affect our capital, liquidity, and financial condition.

Risks Related to Lending Activities
Our business may be adversely affected by credit risk associated with residential property.
At June 30, 2022, $354.2 million, or 12.8% of our total loan portfolio, was secured by liens on one-to-four family residential loans. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing markets in which we operate may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations.
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
Our non-owner occupied real estate loans may expose us to increased credit risk.
At June 30, 2022, $82.3 million, or 23.2% of our one-to-four family loans and 3.0% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with HomeTrust Bank which may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.
Our construction and land development loans have a higher risk of loss than residential or commercial real estate loans.
At June 30, 2022, construction and land development loans in our residential real estate loan portfolio were $81.8 million, or 3.0% of our total loan portfolio, and consist primarily of construction to permanent loans to homeowners building a residence or developing lots in residential subdivisions intending to construct a residence within one year. Construction and development loans in our commercial real estate loan portfolio at June 30, 2022, totaled $291.2 million, or 10.5% of our total loan portfolio, and consist of loans to contractors and builders primarily to finance the construction of single and multi-family homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale.
Construction and land development lending generally involves additional risks because funds are advanced upon estimates of costs in relation to values associated with the completed project. Construction and land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the complete project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in demand for new housing and higher than anticipated building costs, may cause actual results to vary significantly from those estimated. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. For these reasons, a downturn in housing or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.
In addition, during the term of some of our construction and land development loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At June 30, 2022, $60.4 million of our construction and land development loans were for speculative construction loans and none were classified as nonaccruing.
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
While commercial real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans require a more detailed analysis at the time of loan underwriting and on an ongoing basis. At June 30, 2022, commercial real estate loans were $1.4 billion, or 49.5% of our total loan portfolio, including multifamily loans totaling $81.1 million or 2.9% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. At June 30, 2022, commercial real estate loans that were nonperforming totaled $881,000, or 36.3% of our total nonperforming loans.
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
The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm/non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on this criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 292.3% of total risk-based capital at June 30, 2022. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including Board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures pursuant to their interpretation of the guidance that may result in additional costs to us.
Our equipment finance and auto finance lending increases our exposure to lending risks.
At June 30, 2022, $394.5 million and $79.1 million, or 14.2% and 2.9% of our total loan portfolio, consisted of equipment finance and indirect auto finance loans, respectively. Equipment finance and indirect auto finance loans are inherently risky as they are secured by assets that depreciate rapidly. In some cases, repossessed collateral for transportation, construction, and manufacturing equipment for equipment finance loans and a defaulted automobile loan for indirect auto finance loans may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Equipment finance loan collections depend on the customer's continuing financial stability, and therefore are more likely to be adversely affected by the cash flows of the business within certain industries. Similarly, automobile loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. In addition, for indirect auto finance loans, our ability to originate loans is reliant on our relationships with automotive dealers. In particular, our automotive finance operations depend in large part upon our ability to establish and maintain relationships with reputable automotive dealers that direct customers to our offices or originate loans at the point-of-sale. Although we have relationships with certain automotive dealers, none of our relationships are exclusive and any may be terminated at any time. If our existing dealer base experiences decreased sales we may experience decreased loan volume in the future, which may have an adverse effect on our business, results of operations, and financial condition.
Repayment of our municipal leases is dependent on the fire department receiving tax revenues from the county/municipality.
At June 30, 2022, municipal leases were $129.8 million, or 4.7% of our total loan portfolio. We offer ground and equipment lease financing to fire departments located throughout North Carolina and, to a lesser extent, South Carolina. Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for that purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2022, $22.9 million of our municipal leases contained a non-appropriation clause.
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
•in the case of a collateralized loan, changes and uncertainties as to the future value of the collateral;
•the duration of the loan;
•the character and creditworthiness of a particular borrower; and
•changes in economic and industry conditions.
We maintain an allowance for credit losses. This is a reserve established through a provision for expected losses charged against income, which we believe is appropriate to provide for lifetime expected credit losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:
•our reserve on loans collectively evaluated, based on peer loss experience, which management believes provides the best basis for its assessment of expected credit losses, and consideration of the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio;
•a qualitative reserve based on factors that are relevant within the qualitative framework; and
•our reserve on loans individually evaluated for loans no longer sharing similar risk characteristics which is based on a DCF analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral dependent.
Our determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance may not be sufficient to cover the expected losses in our loan portfolio, resulting in the need for increases in our allowance. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions.
In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for credit losses or the recognition of further loan charge-offs based on judgments different than those of management. If charge-offs in future periods exceed the allowance, we may need additional provisions to increase the allowance. Any increases in the allowance will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.
If our nonperforming assets increase, our earnings will be adversely affected.
Our nonperforming assets (which consist of nonaccruing loans and REO) were $6.3 million, or 0.18% of total assets, at June 30, 2022, compared to $12.8 million, or 0.36% of total assets, at June 30, 2021, respectively. We also had $9.8 million in loans classified as performing TDRs at June 30, 2022. Our nonperforming assets adversely affect our net income in various ways:
•we record interest income only on a cash basis for nonaccrual loans and any nonperforming debt securities, and do not record interest income for REO;
•we must provide for expected credit losses through a current period charge to the provision for credit losses;
•noninterest expense increases when we write down the value of properties in our REO portfolio to reflect changing market values or recognize credit impairment on nonperforming debt securities;
•there are legal fees associated with the resolution of problem assets, as well as carrying costs such as taxes, insurance and maintenance fees related to our REO; and
•the resolution of nonperforming assets requires the active involvement of management which can distract them from more profitable activity.

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
In addition, bank regulators periodically review our REO and may require us to recognize further charge-offs. Any increase in our write-downs may have a material adverse effect on our financial condition, liquidity and results of operations.
Risks Related to Market Interest Rates
Fluctuating interest rates can adversely affect our profitability.
Our earnings and cash flows are largely dependent upon our net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In March 2020, in response to the COVID-19 pandemic, the Federal Open Market Committee (“FOMC”) of the Federal Reserve reduced the targeted federal funds rate 150 basis points to a range of 0.00% to 0.25%. The reduction in the targeted federal funds rate resulted in a decline in overall interest rates which negatively impacted our net interest income. However, the FOMC has recently begun to increase rates. From March through June 2022, in response to inflation, the FOMC increased the targeted federal funds rate three separate times, raising the rate by 150 basis points to a range of 1.50% to 1.75%. The FOMC has indicated further increases are to be expected this year. If the FOMC further increases the targeted federal funds rates, overall interest rates will likely rise, which will positively impact our net interest income but may continue to negatively impact both the housing market, by reducing refinancing activity and new home purchases, and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans which could negatively affect our financial performance.
We principally manage interest rate risk by managing our volume and mix of earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact stockholders' equity and our ability to realize gains from the sale of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our debt securities portfolio and other interest-earning assets.
If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In a changing interest rate environment we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.
Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations (generally, if rates increase) or by reducing our margins and profitability (generally, if rates decrease). Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates, up or down, could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. In anticipation of a rising-rate environment, our assets tend to be shorter in duration than our liabilities, so they may adjust faster in response to changes in interest rates. As a result, when interest rates decline, the yield we earn on our assets may decline faster than the rate we pay on funding, causing our net interest margin to contract until the interest rates on interest-bearing liabilities catch up. In anticipation of a declining-rate environment, our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up. Changes in the slope of the “yield curve”, or the spread between short-term and long-term interest rates, could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets in periods where we anticipate a declining-rate environment, when the yield curve flattens or even inverts, we will experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many other financial institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity date, has resulted in our having a significant amount of these deposits which have a shorter duration than our assets. At June 30, 2022, we had $428.7 million in certificates of deposit that mature within one year and $2.6 billion in checking, savings, and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments.
In addition, a substantial amount of our loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. As of June 30, 2022, our loans with interest rate floors totaled approximately $511.4 million, or 18.5% of our total loan portfolio, and had a weighted average floor rate of 3.70%. Of these loans, $22.3 million were at their floor rate and $17.3 million, or 77.7%, had yields that would begin floating again once prime rates increase at least 100 basis points. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.
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
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity, and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our consolidated balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information about our interest rate risk management.
We may incur losses on our securities portfolio due to factors beyond our control, including changes in interest rates.
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting the issuer or the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition, and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended June 30, 2022, we did not incur any other-than-temporary impairments on our securities portfolio.
Changes in the programs offered by GSEs, our ability to qualify for such programs, and changes in interest rates may affect our gains on sale of loans held for sale, which could negatively impact our noninterest income.
Our mortgage banking and SBA lending operations provide a significant portion of our noninterest income. We generate mortgage revenues primarily from gains on the sale of single-family residential loans pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and other investors on a servicing released basis. These entities account for a substantial portion of the secondary market in residential mortgage loans. We also generate commercial business loan revenues from gains on the sale of the guaranteed portion of SBA and business and industry loans pursuant to programs currently offered by the SBA and USDA B&I. Any future changes in these programs, significant impairment of our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, result in a lower volume of corresponding loan originations or increase other administrative costs which may materially adversely affect our results of operations.
Mortgage production, especially refinancing, generally declines in rising interest rate environments resulting in fewer loans that are available to be sold to investors. When interest rates rise, or even if they do not, there can be no assurance that our mortgage production will continue at current levels. The profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to the interest rate environment, our mortgage business is dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans into that market. Similar to mortgage production, our SBA and USDA B&I operations are dependent upon (i) and (ii) previously mentioned. The loans in our held-for-sale portfolio are carried at the lower of cost or fair market value less estimated costs to sell with changes recognized in our statement of operations. Carrying the loans at fair value may also increase the volatility in our earnings.
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
Risks Related to Acquisition Activities
Our strategy of pursuing acquisitions exposes us to financial, execution, and operational risks that could adversely affect us.
We have implemented a strategy of supplementing organic growth by acquiring other financial institutions or other businesses that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy; however, including the following:
•we may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets, and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;
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
•the acquisition of other entities generally requires integration of systems, procedures, and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions to the extent expected or within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;
•to finance a future acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders;
•we have completed five acquisitions during the past nine fiscal years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future; and
•we expect our net income will increase following our acquisitions; however, we also expect our general and administrative expenses and consequently our efficiency rates will also increase. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisitions or branching activities may not be accretive to earnings in the short or long-term.
The required accounting treatment of loans we acquire through acquisitions, including purchased financial assets with credit deterioration, could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
Under US GAAP, we are required to record loans acquired through acquisitions, including PCD, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances as of the acquisition date. Actual performance could differ from management's initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially increase due to the discount. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and the discount decreases, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods.
We may experience future goodwill impairment, which could reduce our earnings.
Our annual goodwill impairment test did not identify any impairment for the year ended June 30, 2022. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the test for goodwill impairment (the qualitative method). If the qualitative method cannot be used or if the Company determines, based on the qualitative method, that the fair value is more likely than not less than the carrying amount, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge to earnings, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations, or regulatory capital.
Risks Related to Regulation
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.
The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s stockholders. These regulations may sometimes impose significant limitations on operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for credit losses. Bank regulators also have the ability to impose conditions in the approval of merger and acquisition transactions.

The significant federal and state banking regulations that affect us are described under the heading "Business - How We Are Regulated” in Item I of this Form 10-K. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition, and results of operations. Additionally, actions by regulatory agencies or significant litigation against us may lead to penalties that materially affect us. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These accounting changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.
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
We have established processes and procedures intended to identify, measure, monitor, report, analyze, and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. As with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses which could have a material adverse effect on our financial condition and results of operations.
Risks Related to Cybersecurity, Data, and Fraud
We are subject to certain risks in connection with our use of technology.
Our security measures may not be sufficient to mitigate the risk of a cyber attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.
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

There continues to be a rise in electronic fraudulent activity, security breaches, and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. Insider or employee cyber and security threats are increasingly a concern for companies, including ours. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber-security breach or other act, however, some of our clients may have been affected by these breaches, which could increase their risks of identity theft, credit card fraud, and other fraudulent activity that could involve their accounts with us.
Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems), or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, and results of operations.
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
We cannot assure you that such breaches, failures, or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures, or other disruptions. If any of our third-party service providers experience financial, operational, or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.
Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.
As a bank, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.
Risks Related to Our Business and Industry Generally
We will be required to transition from the use of the London Interbank Offered Rate ("LIBOR") in the future.
We have certain loans and investment securities indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2022 and by June 2023, LIBOR is scheduled to be eliminated entirely. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. We began to use SOFR as a substitute for LIBOR for new originations in calendar year 2021. As of June 30, 2022, there were $192.6 million loans in our portfolio tied to LIBOR.
Ineffective liquidity management could adversely affect our financial results and condition.
Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments, and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans or debt securities, and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the North Carolina, South Carolina, Virginia, and/or Tennessee markets in which the majority of our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB Atlanta or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” of this Form 10-K.
Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality’s fiscal policies and cash flow needs.
Competition with other financial institutions could adversely affect our profitability.
Although we consider ourselves competitive in our market areas, we face intense competition in both making loans and attracting deposits. Price competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which reduces net interest income. Some of the institutions with which we compete have substantially greater resources than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability will depend upon our continued ability to compete successfully in our market areas.
Our ability to retain and recruit key management personnel and bankers is critical to the success of our business strategy and any failure to do so could impair our customer relationships and adversely affect our business and results of operations.
Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where the Bank conducts its business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives and certain other employees. Our ability to retain and grow our loans, deposits, and fee income depends upon the business generation capabilities, reputation, and relationship management skills of our lenders. If we were to lose the services of any of our bankers, including successful bankers employed by banks that we may acquire, to a new or existing competitor, or otherwise, we may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services. In addition, our success has been and continues to be highly dependent upon the services of our directors, many of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors.
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

We rely on other companies to provide key components of our business infrastructure.
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.
Managing reputational risk is important to attracting and maintaining customers, investors and employees.
Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues, and increased governmental regulation.
Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, any additional capital we obtain may result in the dilution of the interests of existing holders of our common stock. Further, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We maintain our administrative office, which is owned by us, in Asheville, North Carolina. In total, as of June 30, 2022, we have 34 locations, which include: North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown) and Southwest Virginia (including the Roanoke Valley). Of those offices, 10 are leased facilities. We also own an operations center located in Asheville, North Carolina. We lease additional space, which is adjacent to the facility we own, for administrative and operations personnel. The lease terms for our branch offices, operations center, and other offices are not individually material. Lease expirations range from five to 25 years. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use. See "Note 6 – Premises and Equipment" and "Note 10 – Leases" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
We maintain depositor and borrower customer files on an online basis, utilizing a telecommunications network, portions of which are leased. Management has a disaster recovery plan in place with respect to the data processing system, as well as our operations as a whole.
Item 3. Legal Proceedings
The "Litigation" section of “Note 16 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is listed on the Nasdaq Global Market under the symbol “HTBI.” As of the close of business on September 6, 2022, there were 15,618,066 shares of common stock outstanding held by 1,071 holders of record. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The Company began paying its first cash dividends during the second fiscal quarter of 2019. The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. We also have the ability to receive dividends or capital distributions from HomeTrust Bank, our wholly owned subsidiary. There are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. See Item 1, “How We Are Regulated,” for more information regarding the restrictions on the Company’s and the Bank’s abilities to pay dividends.
Purchases of Equity Securities by the Issuer
The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2022:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
April 1 - April 30, 2022	257,759	$29.49	257,759	396,076
May 1 - May 31, 2022	129,437	26.49	129,437	266,639
June 1 - June 30, 2022	—	—	—	266,639
Total	387,196	$28.49	387,196	266,639
On April 2, 2020, the Company's Board of Directors authorized the repurchase of up to 851,004 shares of the Company's common stock, representing 5% of its outstanding shares at the time of the announcement. This repurchase plan was completed on July 26, 2021. On July 28, 2021, 825,941 shares of common stock were authorized for repurchase representing 5% of the Company's outstanding shares at the time of the announcement. This repurchase plan was completed on February 28, 2022. Also on February 28, 2022, an additional 806,000 shares of common stock were authorized for repurchase representing approximately 5% of the Company's outstanding shares at the time of the announcement. For the year ended June 30, 2022, 1,482,959 shares were repurchased at an average price of $29.23 per share. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.

Stockholder Return Performance Graph Presentation
The performance graph below compares the Company’s cumulative stockholder return on its common stock since June 30, 2017 to the cumulative total return of the S&P US BMI Bank Index and the Nasdaq Composite for the periods indicated. The information presented below assumes $100 was invested on June 30, 2017, in the Company’s common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance. Total return assumes the reinvestment of all dividends and that the value of common stock and each index was $100 on June 30, 2017.

	Year Ended June 30,
	2017	2018	2019	2020	2021	2022
HomeTrust Bancshares, Inc.	100.00	112.83	99.71	63.99	114.23	102.18
S&P US BMI Bank Index	100.00	108.14	105.08	80.21	135.05	108.97
NASDAQ Composite	100.00	123.53	133.26	169.99	251.52	192.29
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and notes thereto which are included in Item 8 of this Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding us as provided in this Form 10-K.
Financial Highlights

(Dollars in thousands)	June 30,
	2022	2021	2020
Selected financial condition data
Total assets	$3,549,204	$3,524,723	$3,722,852
Cash and cash equivalents	105,119	50,990	121,622
Commercial paper, net	194,427	189,596	304,967
Certificates of deposit in other banks	23,551	40,122	55,689
Debt securities available for sale, at fair value	126,978	156,459	127,537
Loans, net of ACL and deferred loan costs	2,734,605	2,697,799	2,741,047
Deposits	3,099,761	2,955,541	2,785,756
Borrowings	—	115,000	475,000
Stockholders’ equity	388,845	396,519	408,263

(Dollars in thousands, except per share data)	Year Ended June 30,
	2022	2021	2020
Selected operations data
Total interest and dividend income	$116,114	$118,733	$136,254
Total interest expense	5,340	15,411	32,150
Net interest income	110,774	103,322	104,104
Provision (benefit) for credit losses	(592)	(7,135)	8,500
Net interest income after provision (benefit) for credit losses	111,366	110,457	95,604
Service charges and fees on deposit accounts	9,462	9,083	9,382
Loan income and fees	3,185	2,208	2,494
Gain on sale of loans held for sale	12,876	17,352	9,946
BOLI income	2,000	2,156	2,246
Operating lease income	6,392	5,601	3,356
Gain on sale of debt securities	1,895	—	—
Other	3,386	3,421	2,908
Total noninterest income	39,196	39,821	30,332
Total noninterest expense	105,184	131,182	97,129
Income before income taxes	45,378	19,096	28,807
Income tax expense	9,725	3,421	6,024
Net income	$35,653	$15,675	$22,783
Net income per common share
Basic	$2.27	$0.96	$1.34
Diluted	$2.23	$0.94	$1.30

	At or For the Year Ended June 30,
	2022	2021	2020
Performance ratios
Return on assets (ratio of net income to average total assets)	1.01%	0.42%	0.63%
Return on equity (ratio of net income to average equity)	9.00	3.88	5.54
Tax equivalent yield on earning assets(1)	3.58	3.49	4.13
Rate paid on interest-bearing liabilities	0.23	0.57	1.18
Tax equivalent average interest rate spread(1)	3.35	2.92	2.95
Tax equivalent net interest margin(1)(2)	3.42	3.04	3.17
Average interest-earning assets to average interest-bearing liabilities	138.30	128.01	122.10
Noninterest expense to average total assets	2.97	3.55	2.70
Efficiency ratio	70.14	91.64	72.25
Efficiency ratio - adjusted(3)	69.25	74.08	71.62
Asset quality ratios
Nonperforming assets to total assets(4)	0.18%	0.36%	0.44%
Nonperforming loans to total loans(4)	0.22	0.46	0.58
Total classified assets to total assets	0.61	0.64	0.84
Allowance for credit losses to nonperforming loans(4)	566.83	281.38	176.30
Allowance for credit losses to total loans	1.25	1.30	1.01
Net charge-offs to average loans	(0.02)	0.01	0.07
Capital ratios
Equity to total assets at end of period	10.96%	11.25%	10.97%
Tangible equity to total tangible assets(3)	10.31	10.59	10.33
Average equity to average assets	11.20	10.91	11.46
Dividend payout ratio	15.30	32.01	19.98
Dividends declared per common share	$0.35	$0.31	$0.27
(1)The weighted average rate for municipal leases is adjusted for a 24% combined federal and state tax rate since the interest from these leases is tax exempt.
(2)Net interest income divided by average interest-earning assets.
(3)See "GAAP Reconciliation of Non-GAAP Financial Measures" section below for additional details.
(4)Nonperforming assets and loans include nonaccruing loans, consisting of certain restructured loans, and REO. There were no accruing loans more than 90 days past due at the dates indicated. At June 30, 2022, there were $2.8 million of restructured loans included in nonperforming loans and $3.8 million, or 62.5%, of nonperforming loans were current on their loan payments.

GAAP Reconciliation of Non-GAAP Financial Measures
We believe the non-GAAP financial measures included above provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with US GAAP; however, we acknowledge that our non-GAAP financial measures have a number of limitations. The following reconciliation tables provide detailed analyses of these non-GAAP financial measures.
Set forth below is a reconciliation to US GAAP of our efficiency ratio:

(Dollars in thousands)	Year Ended June 30,
	2022	2021	2020
Noninterest expense	$105,184	$131,182	$97,129
Less: branch closure and restructuring expenses	—	1,513	—
Less: officer transition agreement expense	1,795	—	—
Less: prepayment penalties on borrowings	—	22,690	—
Noninterest expense – adjusted	$103,389	$106,979	$97,129

Net interest income	$110,774	$103,322	$104,104
Plus: tax equivalent adjustment	1,231	1,267	1,190
Plus: noninterest income	39,196	39,821	30,332
Less: gain on sale of securities available for sale	1,895	—	—
Net interest income plus noninterest income – adjusted	$149,306	$144,410	$135,626
Efficiency ratio	70.14%	91.64%	72.25%
Efficiency ratio – adjusted	69.25%	74.08%	71.62%
Set forth below is a reconciliation to US GAAP of tangible book value and tangible book value per share:

(Dollars in thousands, except per share data)	June 30,
	2022	2021	2020
Total stockholders' equity	$388,845	$396,519	$408,263
Less: goodwill, core deposit intangibles, net of taxes	25,710	25,902	26,468
Tangible book value(1)	$363,135	$370,617	$381,795
Common shares outstanding	15,591,466	16,636,483	17,021,357
Book value per share	$24.94	$23.83	$23.99
Tangible book value per share	$23.29	$22.28	$22.43
(1)    Tangible book value is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Set forth below is a reconciliation to US GAAP of tangible equity to tangible assets:

(Dollars in thousands)	June 30,
	2022	2021	2020
Tangible equity(1)	$363,135	$370,617	$381,795
Total assets	3,549,204	3,524,723	3,722,852
Less: goodwill, core deposit intangibles, net of taxes	25,710	25,902	26,468
Total tangible assets	$3,523,494	$3,498,821	$3,696,384
Tangible equity to tangible assets	10.31%	10.59%	10.33%
(1)    Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of June 30, 2022 and 2021 and results of operations for each of the years in the three-year period then ended. Refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with the SEC on September 10, 2021 (the “2021 Form 10-K”) for a discussion and analysis of the more significant factors that affected periods prior to fiscal year 2021.
Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.
A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges and fees on deposit accounts, loan income and fees, gains on the sale of loans held for sale, BOLI income, and operating lease income.

An offset to net interest income is the provision for credit losses which is required to establish the ACL at a level that adequately provides for current expected credit losses inherent in our loan portfolio, off balance sheet commitments, and available for sale debt securities. See "Note 1 – Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion.
Our noninterest expenses consist primarily of salaries and employee benefits, expenses for occupancy, marketing and computer services, and FDIC deposit insurance premiums. Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement, and other employee benefits. Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance, and costs of utilities.
Critical Accounting Policies and Estimates
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex, or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances which include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. The following represents our critical accounting policy:
Allowance for Credit Losses, or ACL, on Loans.  The ACL reflects our estimate of credit losses that will result from the inability of our borrowers to make required loan payments. We charge off loans against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized. We use a systematic methodology to determine our ACL for loans held for investment and certain off-balance sheet credit exposures. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. We consider the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The estimate of our ACL involves a high degree of judgment; therefore, our process for determining expected credit losses may result in a range of expected credit losses. Our ACL recorded on the balance sheet reflects our best estimate within the range of expected credit losses. We recognize in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. Our ACL is calculated using collectively evaluated and individually evaluated loans.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see “Note 1 – Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements in Item 8 of this report on Form 10-K for further discussion.
Fiscal 2022 Items of Note
Beginning July 1, 2021, the Bank brought its back-office SBA loan servicing process in-house to provide additional servicing fee and gain on sale income. In aggregate, our approach is designated to lead to increased profitability and franchise value over time.
Fiscal 2021 Items of Note
On July 1, 2020, we adopted the CECL accounting standard in accordance with ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The cumulative effect adjustment from this change in accounting policy resulted in an increase in our ACL for loans of $14.8 million, additional deferred tax assets of $3.9 million, additional reserve for unfunded loan commitments of $2.3 million, and a reduction to retained earnings of $13.4 million. In addition, an ACL for commercial paper was established for $250,000 with a deferred tax asset of $58,000. The adoption of this ASU did not have an effect on available-for-sale debt securities for the year ended June 30, 2021.
On June 15, 2021, we announced a plan to close nine branches in North Carolina, Tennessee, and Virginia. The branch closures were part of our ongoing strategic initiatives to respond to changing customer preferences and were expected to reduce operating expenses and provide additional company-wide efficiencies. The branch closure and restructuring expenses recognized for the year ended June 30, 2021 included costs associated with impacted employees, impairment of an operating lease asset, the write-down of branch facilities, and other net costs. All applicable regulatory requirements were met and the branch closures occurred on September 16, 2021.
In the third and fourth quarters, the Company prepaid its remaining $475 million in long-term debt incurring a prepayment penalty of $22.7 million. No such expenses were incurred in 2022.
Comparison of Results of Operations for the Years Ended June 30, 2022 and June 30, 2021
Net Income.  Net income totaled $35.7 million, or $2.23 per diluted share, for the year ended June 30, 2022 compared to $15.7 million, or $0.94 per diluted share, for the year ended June 30, 2021, an increase of $20.0 million, or 127.5%. The results for the year ended June 30, 2022 compared to the year ended June 30, 2021 were positively impacted by higher net interest income and no prepayment penalties on borrowings, partially offset by a lower benefit for credit losses. Details of the changes in the various components of net income are further discussed below.

Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Year Ended June 30,
	2022			2021			2020
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
Assets:
Interest-earning assets:
Loans receivable (1)	$2,809,673	$110,834	3.94%	$2,819,180	$113,065	4.01%	$2,748,124	$123,364	4.49%
Commercial paper	232,676	1,721	0.74%	217,457	1,206	0.55%	276,343	5,986	2.17%
Debt securities available for sale	122,558	1,802	1.47%	137,863	2,024	1.47%	150,249	3,687	2.45%
Other interest-earning assets(3)	114,458	2,988	2.61%	266,783	3,705	1.39%	150,984	4,407	2.92%
Total interest-earning assets	3,279,365	117,345	3.58%	3,441,283	120,000	3.49%	3,325,700	137,444	4.13%
Other assets	258,550			257,111			265,376
Total assets	$3,537,915			$3,698,394			$3,591,076
Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$646,370	$1,378	0.21%	$609,754	$1,552	0.25%	$457,455	$1,627	0.36%
Money market accounts	996,876	1,406	0.14%	882,252	1,699	0.19%	767,315	6,910	0.90%
Savings accounts	227,452	163	0.07%	211,192	155	0.07%	166,588	195	0.12%
Certificate accounts	457,186	2,313	0.51%	568,284	5,964	1.05%	764,013	14,105	1.85%
Total interest-bearing deposits	2,327,884	5,260	0.23%	2,271,482	9,370	0.41%	2,155,371	22,837	1.06%
Borrowings	43,376	80	0.18%	416,822	6,041	1.45%	568,377	9,313	1.64%
Total interest-bearing liabilities	2,371,260	5,340	0.23%	2,688,304	15,411	0.57%	2,723,748	32,150	1.18%
Noninterest-bearing deposits	724,588			550,265			365,634
Other liabilities	45,834			56,315			90,247
Total liabilities	3,141,682			3,294,884			3,179,629
Stockholders' equity	396,233			403,510			411,447
Total liabilities and stockholders' equity	$3,537,915			$3,698,394			$3,591,076
Net earning assets	$908,105			$752,979			$601,952
Average interest-earning assets to average interest-bearing liabilities	138.30%			128.01%			122.10%
Tax-equivalent:
Net interest income		$112,005			$104,589			$105,294
Interest rate spread			3.35%			2.92%			2.95%
Net interest margin(4)			3.42%			3.04%			3.17%
Non-tax-equivalent:
Net interest income		$110,774			$103,322			$104,104
Interest rate spread			3.32%			2.88%			2.92%
Net interest margin(4)			3.38%			3.00%			3.13%
(1)    The average loans receivable, net balances include loans held for sale and nonaccruing loans.
(2)    Interest income used in the average interest/earned and yield calculation includes the tax equivalent adjustment of $1.2 million, $1.3 million, and $1.2 million for fiscal years ended June 30, 2022, 2021, and 2020, respectively, calculated based on a combined federal and state tax rate of 24% for all three years.
(3)    The average other interest-earning assets consists of FRB stock, FHLB stock, SBIC investments, and deposits in other banks.
(4)    Net interest income divided by average interest-earning assets.

Total interest and dividend income for the year ended June 30, 2022 decreased $2.6 million, or 2.2%, compared to the year ended June 30, 2021, which was driven by a $2.2 million, or 2.0%, decrease in interest income on loans, a $222,000, or 11.0%, decrease in interest income on debt securities available for sale, and a $718,000, or 19.4%, decrease in interest income on other interest-earning assets, partially offset by a $515,000, or 42.7%, increase in interest income on commercial paper. The decline in interest income on loans was partially driven by a decline in PPP interest and fee income of $754,000 year-over-year.
Total interest expense for the year ended June 30, 2022 decreased $10.1 million, or 65.3%, compared to the year ended June 30, 2021. The decrease was driven by a $6.0 million, or 98.7%, decrease in interest expense on borrowings and a $4.1 million, or 43.9%, decrease in interest expense on deposits compared to last year. The overall average cost of funds decreased 34 basis points compared to last year primarily due to the prepayment of long-term borrowings in the prior year and reduced market rates.
The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest-earning assets and interest-bearing liabilities:

	Years Ended June 30,
	2022 Compared to 2021			2021 Compared to 2020
	Increase/ (Decrease) Due to		Total Increase/ (Decrease)	Increase/ (Decrease) Due to		Total Increase/ (Decrease)
(Dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets
Loans receivable	$(381)	$(1,850)	$(2,231)	$3,190	$(13,489)	$(10,299)
Commercial paper	84	431	515	(1,276)	(3,504)	(4,780)
Debt securities available for sale	(225)	3	(222)	(303)	(1,360)	(1,663)
Other interest-earning assets	(2,115)	1,398	(717)	3,382	(4,084)	(702)
Total interest-earning assets	(2,637)	(18)	(2,655)	4,993	(22,437)	(17,444)
Interest-bearing liabilities
Interest-bearing checking accounts	93	(267)	(174)	541	(616)	(75)
Money market accounts	221	(514)	(293)	1,035	(6,246)	(5,211)
Savings accounts	12	(4)	8	52	(92)	(40)
Certificate accounts	(1,166)	(2,485)	(3,651)	(3,612)	(4,529)	(8,141)
Borrowings	(5,412)	(549)	(5,961)	(2,484)	(788)	(3,272)
Total interest-bearing liabilities	$(6,252)	$(3,819)	$(10,071)	$(4,468)	$(12,271)	$(16,739)
Net decrease in tax equivalent interest income			$7,416			$(705)
Provision (Benefit) for Credit Losses.  The provision (benefit) for credit losses is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the CECL model. The determination of the ACL is complex and involves a high degree of judgment and subjectivity. Refer to "Note 1 – Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for detailed discussion regarding ACL methodologies for available for sale debt securities, loans held for investment and unfunded commitments.
The following table presents a breakdown of the components of the provision (benefit) for credit losses:

	Year Ended June 30,			2022 vs 2021		2021 vs 2020
(Dollars in thousands)	2022	2021	2020	$	%	$	%
Provision (benefit) for credit losses
Loans	$(1,473)	$(7,270)	$8,500	$5,797	(80)%	$(15,770)	(186)%
Off-balance sheet credit exposure	981	35	—	946	2,703	35	100
Commercial paper	(100)	100	—	(200)	(200)	100	100
Total provision (benefit) for credit losses	$(592)	$(7,135)	$8,500	$6,543	(92)%	$(15,635)	(184)%
For the year ended June 30, 2022, the "loans" portion of the provision was primarily the result of a slight improvement in the economic forecast, as more clarity was gained regarding the impact of COVID-19 upon the loan portfolio. The provision for off-balance sheet credit exposures increased $946,000, or 2,703%, primarily as the result of loan growth and changes in the loan mix and qualitative adjustments.
For available for sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. At June 30, 2022 and 2021, the Company determined that noncredit-related factors were the cause those available for sale securities in an unrealized loss position. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the years ended June 30, 2022 and 2021.
See further discussion in the “Allowance for Credit Losses” section below.
Noninterest Income.  Noninterest income for the year ended June 30, 2022 decreased $625,000, or 1.6%, year-over-year. Changes in selected components of noninterest income are discussed below:

	Year Ended June 30,			2022 vs 2021		2021 vs 2020
(Dollars in thousands)	2022	2021	2020	$	%	$	%
Noninterest income
Service charges and fees on deposit accounts	$9,462	$9,083	$9,382	$379	4%	$(299)	(3)%
Loan income and fees	3,185	2,208	2,494	977	44	(286)	(11)
Gain on sale of loans held for sale	12,876	17,352	9,946	(4,476)	(26)	7,406	74
BOLI income	2,000	2,156	2,246	(156)	(7)	(90)	(4)
Operating lease income	6,392	5,601	3,356	791	14	2,245	67
Gain on sale of debt securities available for sale	1,895	—	—	1,895	100	—	—
Other	3,386	3,421	2,908	(35)	(1)	513	18
Total noninterest income	$39,196	$39,821	$30,332	$(625)	(2)%	$9,489	31%
•Loan income and fees: The increase in loan income and fees was primarily due to approximately $1.3 million in SBA servicing income, the result of bringing the servicing of these loans in-house effective July 1, 2021 as indicated in the "Fiscal 2022 Items of Note" section above.
•Gain on sale of loans held for sale: The decrease in the gain on sale of loans held for sale was primarily driven by decreases in the volume of residential mortgage loans and SBA commercial loans sold during the period as a result of rising interest rates. During the year ended June 30, 2022, $263.0 million of residential mortgage loans originated for sale were sold with gains of $6.4 million compared to $406.5 million sold with gains of $10.5 million in the prior year. There were $54.7 million of sales of the guaranteed portion of SBA commercial loans with recorded gains of $5.4 million in the current year compared to $66.1 million sold with gains of $6.1 million in the prior year. The Company sold $120.0 million of HELOCs during the current year for a gain of $791,000 compared to $110.8 million sold and gains of $724,000 in the prior year. Lastly, $11.5 million of indirect auto finance loans were sold out of the held for investment portfolio during the current year for a gain of $205,000. No such sales occurred in the prior year.
•Operating lease income: The increase in operating lease income year-over-year is a result of increases in lease originations and higher outstanding balances in the current year.
•Gain on sale of debt securities available for sale: The increase in the gain was driven by the sale of seven trust preferred securities during the quarter ended June 30, 2022 which had previously been written down to zero through purchase accounting adjustments from a merger in a prior period. No other securities were sold during the periods presented.
Noninterest Expense.  Noninterest expense for the year ended June 30, 2022 decreased $26.0 million, or 19.8%, year-over-year. Changes in selected components of noninterest expense are discussed below:

	Year Ended June 30,			2022 vs 2021		2021 vs 2020
(Dollars in thousands)	2022	2021	2020	$	%	$	%
Noninterest expense
Salaries and employee benefits	$59,591	$62,956	$56,709	$(3,365)	(5)%	$6,247	11%
Occupancy expense, net	9,692	9,521	9,228	171	2	293	3
Computer services	9,761	9,607	8,153	154	2	1,454	18
Telephone, postage and supplies	2,754	3,122	3,275	(368)	(12)	(153)	(5)
Marketing and advertising	2,583	1,626	1,872	957	59	(246)	(13)
Deposit insurance premiums	1,712	1,799	900	(87)	(5)	899	100
REO related expense, net	588	582	1,475	6	1	(893)	(61)
Core deposit intangible amortization	250	735	1,421	(485)	(66)	(686)	(48)
Branch closure and restructuring expenses	—	1,513	—	(1,513)	(100)	1,513	100
Officer transition agreement expense	1,795	—	—	1,795	100	—	—
Prepayment penalties on borrowings	—	22,690	—	(22,690)	(100)	22,690	100
Other	16,458	17,031	14,096	(573)	(3)	2,935	21
Total noninterest expense	$105,184	$131,182	$97,129	$(25,998)	(20)%	$34,053	35%

•Salaries and employee benefits: As indicated in the "Fiscal 2021 Items of Note" section above, the decrease in salaries and employee benefits was primarily the result of branch closures and lower mortgage banking incentive pay as a result of the reduction of the volume of originations.
•Marketing and advertising: The increase in marketing and advertising was primarily the result of less media advertising in the prior period during the pandemic.
•Branch closure and restructuring expenses: See explanation in the "Fiscal 2021 Items of Note" section above. No such expenses were incurred in the other two periods presented.
•Officer transition agreement expense: In May 2022, the Company entered into an amended and restated employment and transition agreement with the Company's Chairman and CEO. As part of this agreement, the full amount of the estimated separation payment was accrued in 2022. No such expenses were incurred in the other two periods presented.
•Prepayment penalties on borrowings: See explanation in the "Fiscal 2021 Items of Note" section above. No such expenses were incurred in the other two periods presented.
Income Taxes.  The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the year ended June 30, 2022 increased $6.3 million, or 184.3%, to $9.7 million from $3.4 million in the prior year as a result of higher taxable income. The effective tax rate for fiscal 2022 and fiscal 2021 was 21.4% and 17.9%, respectively. The higher effective tax rate in the current year compared to the prior year was driven by a comparable amount of tax-exempt income in each period, compared to a higher pre-tax book income in fiscal 2022. For more information on income taxes and deferred taxes, see "Note 11 – Income Taxes" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Comparison of Financial Condition at June 30, 2022 and June 30, 2021
Assets.  Total assets were $3.5 billion at both June 30, 2022 and 2021, an increase of $24.5 million, or 0.7%, year-over-year, the components of which are discussed below.
Debt Securities Available for Sale. Debt securities available for sale decreased $29.5 million, or 18.8%, to $127.0 million at June 30, 2022. The following table illustrates the changes in the fair value of the portfolio.

	June 30,		Change
(Dollars in thousands)	2022	2021	$	%
U.S. government agencies	$18,459	$19,073	$(614)	(3)%
MBS, residential	47,233	43,404	3,829	9
Municipal bonds	5,558	9,551	(3,993)	(42)
Corporate bonds	55,728	84,431	(28,703)	(34)
Total	$126,978	$156,459	$(29,481)	(19)%
The overall year-over-year decrease in the portfolio was the result of maturities, calls, and paydowns of the underlying securities, the proceeds of which were re-invested in interest-bearing deposits.

The composition and contractual maturities of our debt securities portfolio as of June 30, 2022 is indicated in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis. The Company did not hold any tax-exempt debt securities as of June 30, 2022.

(Dollars in thousands)	1 year or less	Over 1 year to 5 years	Over 5 to 10 years	Over 10 years	Total
U.S. government agencies
Book value	$3,993	$15,000	$—	$—	$18,993
Fair value	3,998	14,461	—	—	18,459
Weighted average yield	2.51%	0.28%	—%	—%	0.75%
MBS, residential
Book value	15,428	5,845	17,590	9,514	48,377
Fair value	15,363	5,753	16,955	9,162	47,233
Weighted average yield	2.47%	1.23%	2.02%	2.57%	2.17%
Municipal bonds
Book value	2,007	2,492	1,046	—	5,545
Fair value	2,013	2,509	1,036	—	5,558
Weighted average yield	4.37%	3.84%	3.78%	—%	4.02%
Corporate bonds
Book value	29,350	22,833	5,001	—	57,184
Fair value	28,945	22,048	4,735	—	55,728
Weighted average yield	1.76%	1.18%	3.38%	—%	1.67%
Total
Book value	$50,778	$46,170	$23,637	$9,514	$130,099
Fair value	$50,319	$44,771	$22,726	$9,162	$126,978
Weighted average yield	2.14%	1.04%	2.38%	2.57%	1.82%
Total Loans, Net of Deferred Loan Fees and Costs.  Loans held for investment totaled $2.8 billion at June 30, 2022 compared to $2.7 billion at June 30, 2021, an increase of $36,028 or 1.3%. The following table illustrates the changes within the portfolio.

					Percent of Total
	June 30,		Change		June 30,
(Dollars in thousands)	2022	2021	$	%	2022	2021
Commercial real estate loans
Construction and land development	$291,202	$179,427	$111,775	62%	11%	7%
Commercial real estate - owner occupied	335,658	324,350	11,308	3	12	12
Commercial real estate - non-owner occupied	662,159	727,361	(65,202)	(9)	24	27
Multifamily	81,086	90,565	(9,479)	(10)	3	3
Total commercial real estate loans	1,370,105	1,321,703	48,402	4	50	49
Commercial loans
Commercial and industrial	192,652	141,341	51,311	36	7	5
Equipment finance	394,541	317,920	76,621	24	14	12
Municipal leases	129,766	140,421	(10,655)	(8)	5	5
PPP loans	661	46,650	(45,989)	(99)	—	2
Total commercial loans	717,620	646,332	71,288	11	26	24
Residential real estate loans
Construction and land development	81,847	66,027	15,820	24	2	2
One-to-four family	354,203	406,549	(52,346)	(13)	13	15
HELOCs	160,137	169,201	(9,064)	(5)	6	6
Total residential real estate loans	596,187	641,777	(45,590)	(7)	21	23
Consumer loans	85,383	123,455	(38,072)	(31)	3	4
Loans, net of deferred loan fees and costs	$2,769,295	$2,733,267	$36,028	1%	100%	100%

The principal categories of our loan portfolio are discussed below.
Commercial Real Estate – Construction and Land Development. We originate residential construction and development loans for the construction of single-family residences, condominiums, townhouses, and residential developments. Our commercial construction development loans are for the development of business properties, including multi-family, retail, office/warehouse, and office buildings. Our land, lots, and development loans are predominately for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes and for the future construction of one-to-four family (speculative and pre-sold) or commercial real estate.
Our expansion into larger metro markets combined with experienced commercial real estate relationship managers, credit officers, and a construction risk management group to better manage construction risk, has resulted in the purposeful growth of this portfolio. Unfunded commitments at June 30, 2022 totaled $143.4 million compared to $131.8 million at June 30, 2021.
Land acquisition and development loans are included in the construction and development loan portfolio and include completed residential lots where the borrower was not the developer, commercial improved and raw land for future development, and residential development loans. Residential development loans are made to developers for the purpose of acquiring raw land for the subsequent development and sale of residential lots. Such loans typically finance land purchase and infrastructure development of properties (i.e. roads, utilities, etc.) into residential lots for sale. The end buyer for the majority of these lots are local, regional, and national builders for the ultimate construction of residential units. The primary source of repayment is the sale of the lots or improved parcels of land, while personal guarantees may serve as secondary sources. These loans are generally secured by property in our primary market areas. In addition, these loans are secured by a first lien on the property, are generally limited to 65% of the lower of the acquisition price or the appraised value of the unimproved land and 75% of the improved land. Residential acquisition and development loans are generally paid out within three years unless there are multiple phases to the development.
The Bank provides funding to a number of builders for the construction of both speculative and pre-sold 1-4 family homes. Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either us or another lender for the finished home. Loans to finance the construction of speculative single-family homes are generally offered to experienced builders with a proven track record of performance. These loans require payment of interest-only during the construction phase. Unfunded commitments were $74.6 million at June 30, 2022 and $70.1 million at June 30, 2021.
Commercial vertical construction loans are offered on an adjustable or fixed interest rate basis. Adjustable interest rate loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, plus or minus an interest rate margin. The initial construction period for owner occupied loans is generally limited to 12 to 24 months from the date of origination versus a construction and stabilization period for non-owner occupied loans of 24 to 36 months, both with amortization terms up to 25 years. Construction-to-permanent loans generally include a balloon maturity of five years or less; however, balloon maturities of greater than five years are allowed on a limited basis depending on factors such as property type, amortization term, lease terms, pricing, or the availability of credit enhancements. Construction loan proceeds are disbursed based on the percent completion of budget as documented by periodic third-party inspections. The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised post-construction value.
Commercial Real Estate Lending, including Multifamily. We originate commercial real estate loans, including loans secured by office buildings, retail/wholesale facilities, hotels, industrial facilities, medical and professional buildings, churches, and multifamily residential properties located primarily in our market areas. The average outstanding loan size in our commercial real estate portfolio was $796,000 as of June 30, 2022.
We offer both fixed- and adjustable-rate commercial real estate loans. Our commercial real estate mortgage loans generally include a balloon maturity of five years or less. Amortization terms are generally limited to 20 years. Adjustable rate-based loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, the one-month LIBOR, or the one-month term SOFR, plus or minus an interest rate margin and rates generally adjust daily. The maximum loan-to-value ratio for commercial real estate loans is generally up to 80% on purchases and refinances.
Commercial – Commercial and Industrial Loans. We typically offer commercial and industrial loans to businesses located in our primary market areas. These loans are primarily originated as conventional loans to business borrowers, which include lines of credit, term loans, and letters of credit. These loans are typically secured by collateral and are used for general business purposes, including working capital financing, equipment financing, capital investment, and general investments. Loan terms typically vary from one to five years. The interest rates on such loans are either fixed rate or adjustable rate indexed to The Wall Street Journal prime rate plus a margin.
We originate commercial business loans made under the SBA 7(a) and USDA B&I programs to small businesses located throughout the country. Loans made by the Bank under the SBA 7(a) and USDA B&I programs generally are made to small businesses to provide working capital needs, to refinance existing debt or to provide funding for the purchase of businesses, real estate, machinery, and equipment. These loans generally are secured by a combination of assets that may include receivables, inventory, furniture, fixtures, equipment, business real property, commercial real estate and sometimes additional collateral such as an assignment of life insurance and a lien on personal real estate owned by the guarantor(s). Typical maturities for this type of loan vary up to twenty-five years and can be thirty years in some circumstances. Under the SBA 7(a) and USDA B&I loan program the loans carry a government guaranty up to 90% of the loan in some cases. SBA 7(a) and USDA B&I loans will normally be adjustable rate loans based upon The Wall Street Journal prime lending rate. Under the loan programs, we will typically sell in the secondary market the guaranteed portion of these loans to generate noninterest income and retain the related unguaranteed portion of these loans.
In March 2022, the Company began purchasing commercial small business loans originated by a fintech partner. At June 30, 2022, the outstanding balance of these loans totaled $17.5 million, or 0.6% of our loan portfolio. The credit risk characteristics of these loans are different from the remainder of the portfolio as they were not originated by the Company and the collateral may be located outside the Company's market area. The Company will continue to monitor the performance of these loans and adjust the allowance for credit losses as necessary.
Commercial – Equipment Finance. Our Equipment Finance line of business offers companies that are purchasing equipment for their business various products to help manage tax and accounting issues, while offering flexible and customizable repayment terms. These products are primarily made up of commercial finance agreements and commercial loans for transportation, construction, healthcare, and manufacturing equipment. The loans have terms ranging from 24 to 84 months, with an average of five years and are secured by the financed equipment. Typical transaction sizes range from $25,000 to $1.0 million, with an average outstanding loan size of $130,000.
Commercial – Municipal Leases. We offer ground and equipment lease financing to fire departments located primarily throughout North Carolina, South Carolina and, to a lesser extent, Virginia. Municipal leases are secured primarily by a ground lease in our name with a sublease to the borrower for a fire station or an equipment lease for fire trucks and firefighting equipment. We originate and underwrite all leases prior to funding. These leases are at a fixed rate of interest and may have a term to maturity of up to 20 years. At June 30, 2022, $44.4 million, or 34.2%, of our municipal leases were secured by fire trucks, $48.8 million, or 37.6%, were secured by fire stations, $31.7 million, or 24.5%, were secured by both, with the remaining $4.9 million, or 3.7%, secured by miscellaneous firefighting equipment and land. At June 30, 2022, the average outstanding municipal lease size was $423,000.
Residential Real Estate – Construction and Land Development. We are an active originator of construction-to-permanent loans to homeowners building a residence. In addition, we originate land/lot loans predominately for the purchase or refinance of an improved lot for the construction of a residence to be occupied by the borrower. All of our construction and land/lot loans were made on properties located within our market area. At June 30, 2022, unfunded loan commitments totaled $94.9 million, compared to $75.7 million at June 30, 2021.
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
Included in our construction and land/lot loan portfolio are land/lot loans, which are typically loans secured by developed lots in residential subdivisions located in our market areas. We originate these loans to individuals intending to construct their primary or secondary residence on the lot within one year from the date of origination. This portfolio may also include loans for the purchase or refinance of unimproved land that is generally less than or equal to five acres, and for which the purpose is to commence the improvement of the land and construction of an owner occupied primary or secondary residence within one year from the date of loan origination.
Land/lot loans are typically originated in an amount up to 70% of the lower of the purchase price or appraisal, are secured by a first lien on the property, for up to a 20-year term, require payments of interest only and are structured with an adjustable rate of interest on terms similar to our one-to-four family residential mortgage loans.
Residential Real Estate – One-to-Four Family. We originate loans secured by first mortgages on one-to-four family residences typically for the purchase or refinance of owner occupied primary or secondary residences located primarily in our market areas. We originate both fixed-rate loans and adjustable-rate loans; however, the majority of our one-to-four family residential loans are originated with fixed rates and have terms of 10 to 30 years. We generally originate fixed rate mortgage loans with terms greater than 10 years for sale to various secondary market investors on a servicing released basis. We also originate adjustable-rate mortgage, or ARM, loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin. Most of our ARM loans are hybrid loans, which after an initial fixed rate period of one, five, seven, or 10 years will convert to an annual adjustable interest rate for the remaining term of the loan. Our ARM loans have terms up to 30 years.
Residential Real Estate – Home Equity Lines of Credit. Our HELOCs consist primarily of adjustable-rate lines of credit. The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, typically up to 85% of the value of the property securing the loan (less any prior mortgage loans) with an adjustable-rate of interest based on The Wall Street Journal prime rate plus a margin. HELOCs generally have up to a 10-year draw period and amounts may be reborrowed after payment at any time during the draw period. Once the draw period has lapsed, the payment is amortized over a 15-year period based on the loan balance at that time. At June 30, 2022, unfunded commitments on these lines of credit totaled $313.0 million.
Consumer Lending. Our consumer loans consist of loans secured by deposit accounts or personal property such as automobiles, boats, and motorcycles, as well as unsecured consumer debt. This portfolio includes indirect auto finance installment contracts sourced through our relationships with automobile dealerships, both manufacturer franchised dealerships and independent dealerships, who utilize our origination platform to provide automotive financing through installment contracts on new and used vehicles. At June 30, 2022, the outstanding balance of indirect auto finance loans was $79.1 million.
The following table details the contractual maturity ranges of our loan portfolio without factoring in scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and ACL. In addition, we have disclosed those loans with predetermined (fixed) and floating interest rates at June 30, 2022.

(Dollars in thousands)	1 Year or Less	After 1 but Within 5 Years	After 5 but Within 15 Years	Over 15 Years	Total
Commercial real estate loans
Construction and land development	$90,315	$133,645	$67,242	$—	$291,202
Commercial real estate - owner occupied	16,902	203,875	101,510	13,371	335,658
Commercial real estate - non-owner occupied	45,589	369,632	241,600	5,338	662,159
Multifamily	6,706	38,934	32,601	2,845	81,086
Total commercial real estate loans	159,512	746,086	442,953	21,554	1,370,105
Commercial loans
Commercial and industrial	43,459	93,289	54,534	1,370	192,652
Equipment finance	5,143	308,187	81,211	—	394,541
Municipal leases	9,883	21,122	72,000	26,761	129,766
PPP loans	56	518	87	—	661
Total commercial loans	58,541	423,116	207,832	28,131	717,620
Residential real estate loans
Construction and land development	162	996	2,202	78,487	81,847
One-to-four family	6,416	55,577	83,656	208,554	354,203
HELOCs	4,617	8,459	8,814	138,247	160,137
Total residential real estate loans	11,195	65,032	94,672	425,288	596,187
Consumer loans	1,962	59,619	23,492	310	85,383
Total loans	$231,210	$1,293,853	$768,949	$475,283	$2,769,295

Commercial real estate loans
Fixed rate loans	$37,323	$484,053	$89,558	$2,845	$613,779
Adjustable rate loans	122,189	262,033	353,395	18,709	756,326
Commercial loans
Fixed rate loans	17,640	412,046	170,205	27,980	627,871
Adjustable rate loans	40,901	11,070	37,627	151	89,749
Residential real estate loans
Fixed rate loans	2,854	46,852	62,530	148,472	260,708
Adjustable rate loans	8,341	18,180	32,142	276,816	335,479
Consumer loans
Fixed rate loans	1,962	56,535	23,492	310	82,299
Adjustable rate loans	—	3,084	—	—	3,084
Total fixed rate loans	$59,779	$999,486	$345,785	$179,607	$1,584,657
Total adjustable rate loans	$171,431	$294,367	$423,164	$295,676	$1,184,638
Nonperforming Assets. Nonperforming assets include nonaccrual loans, TDRs that haven’t performed for a sufficient period of time, and REO. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. TDRs are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a below market interest rate, a reduction in principal balance, or a longer term to maturity. Once a nonaccruing TDR has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, the TDR is removed from nonaccrual status.

Total nonperforming assets were $6.3 million, or 0.18% of total assets, at June 30, 2022, compared to $12.8 milion, or 0.36% of total assets, at June 30, 2021. The following table sets forth the composition of our nonperforming assets among our different asset categories as of June 30, 2022 and 2021.

	June 30,
(Dollars in thousands)	2022	2021
Nonaccruing loans
Commercial real estate loans
Construction and land development	$67	$482
Commercial real estate - owner occupied	706	3,265
Commercial real estate - non-owner occupied	5	208
Multifamily	103	3,542
Total commercial real estate loans	881	7,497
Commercial loans
Commercial and industrial	1,951	49
Equipment finance	270	630
Municipal leases	—	—
PPP loans	—	—
Total commercial loans	2,221	679
Residential real estate loans
Construction and land development	137	22
One-to-four family	1,773	2,625
HELOCs	724	929
Total residential real estate loans	2,634	3,576
Consumer	384	854
Total nonaccruing loans	$6,120	$12,606

Total foreclosed assets	$200	188
Total nonperforming assets	$6,320	$12,794
Total nonperforming assets as a percentage of total assets	0.18%	0.36%
The significant decrease from June 30, 2021 was primarily a result of the payoff of two commercial real estate loan relationships totaling $5.1 million during the period. The ratio of nonperforming loans to total loans was 0.22% at June 30, 2022 and 0.46% at June 30, 2021. Performing TDRs that were excluded from nonaccruing loans totaled $9.8 million and $11.1 million at June 30, 2022 and June 30, 2021, respectively.
Allowance for Credit Losses on Loans. The ACL is a valuation account that reflects our estimation of the credit losses that will result from the inability of our borrowers to make required loan payments. The allowance is maintained through provisions for credit losses that are charged to earnings in the period they are established. We charge losses on loans against the ACL when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged off are added back to the allowance. See "Note 1 – Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for discussion of our ACL methodology on loans.

The following table summarizes the distribution of the allowance for credit losses by loan category at the dates indicated.

	June 30,
	2022			2021
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate loans
Construction and land development	$4,402	11%	0.16%	$1,801	7%	0.07%
Commercial real estate - owner occupied	3,038	12	0.11	3,295	12	0.12
Commercial real estate - non-owner occupied	5,589	24	0.20	9,296	27	0.34
Multifamily	385	3	0.01	692	3	0.03
Total commercial real estate loans	13,414	50	0.48	15,084	49	0.56
Commercial loans
Commercial and industrial	5,083	7	0.18	2,592	5	0.09
Equipment finance	6,651	14	0.24	6,537	12	0.24
Municipal leases	302	5	0.01	534	5	0.02
PPP loans	—	—	—	—	2	—
Total commercial loans	12,036	26	0.43	9,663	24	0.35
Residential real estate loans
Construction and land development	1,052	2	0.04	812	2	0.03
One-to-four family	4,673	13	0.17	5,409	15	0.20
HELOCs	1,886	6	0.07	1,964	6	0.07
Total residential real estate loans	7,611	21	0.28	8,185	23	0.30
Consumer loans	1,629	3	0.06	2,536	4	0.09
Total loans	$34,690	100%	1.25%	$35,468	100%	1.30%

	At or For the Year Ended June 30,
	2022	2021
Asset quality ratios
Nonaccruing loans to total loans(1)	0.22%	0.46%
ACL to nonaccruing loans(1)	566.83	281.38
Net charge-offs (recoveries) to average loans	(0.02)	0.01
(1)    At June 30, 2022, $2.8 million of restructured loans were included in nonaccruing loans and $3.8 million, or 62.5%, of nonaccruing loans were current on their loan payments. At June 30, 2021, $5.5 million of restructured loans were included in nonaccruing loans and $6.6 million, or 52.6%, of nonaccruing loans were current on their loan payments.
The ACL on loans decreased $778,000, or 2.2%, between June 30, 2022 and 2021 and there was a net benefit for credit losses on loans of $1.5 million for the year ended June 30, 2022, compared to a net benefit of $7.3 million for fiscal year 2021. The net benefit on loans for the year ended June 30, 2022 was primarily the result of a slight improvement in the economic forecast, as more clarity was gained regarding the impact of COVID-19 upon the loan portfolio.
Our individually evaluated loans are comprised of loans meeting certain thresholds, on nonaccrual status, and all TDRs, whether performing or on nonaccrual status under their restructured terms. Individually evaluated loans may be evaluated for reserve purposes using either the cash flow or the collateral valuation method. As of June 30, 2022, there were $5.3 million in loans individually evaluated compared to $8.8 million at June 30, 2021. For more information on these individually evaluated loans, see "Note 5 – Loans and Allowance for Credit Losses on Loans" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
The following table summarizes net charge-offs (recoveries) to average loans outstanding by loan category as of the dates indicated.

	Year Ended June 30,
	2022			2021
(Dollars in thousands)	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Net Charge-Off (Recovery) Ratio	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Net Charge-Off (Recovery) Ratio
Commercial real estate loans	$(603)	$1,389,895	(0.04)%	$851	$1,319,309	0.06%
Commercial loans	737	707,959	0.10	(1,166)	647,363	(0.18)
Residential real estate loans	(849)	613,270	(0.14)	(121)	716,998	(0.02)
Consumer loans	21	98,549	0.02	579	135,510	0.43
Total	$(694)	$2,809,673	(0.02)%	$143	$2,819,180	0.01%

Liabilities. Total liabilities were $3.2 billion at June 30, 2022, compared to $3.1 billion at June 30, 2021, an increase of $32.2 million, the components of which are discussed below.
Deposits. The following table summarizes the composition of our deposit portfolio as of the dates indicated.

	Year Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Core deposits
Noninterest-bearing deposits	$745,746	$636,414	$109,332	17%
Interest-bearing checking accounts	654,981	644,958	10,023	2
Money market accounts	969,661	975,001	(5,340)	(1)
Savings accounts	238,197	226,391	11,806	5
Total core deposits	$2,608,585	$2,482,764	$125,821	5%
Certificates of deposit	491,176	472,777	18,399	4
Total	$3,099,761	$2,955,541	$144,220	5%
As of June 30, 2022, we held approximately $640.4 million in uninsured deposits, including $156.6 million of uninsured time deposits. The uninsured amount is an estimate consistent with the methodology used for the Company's regulatory reporting disclosures. The following table indicates the amount of our CDs, both within and in excess of the $250,000 FDIC insurance limit, by time remaining until maturity as of June 30, 2022.

(Dollars in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
CDs less than $250,000	$114,062	$108,999	$58,081	$53,476	$334,618
CDs of $250,000 or more	33,588	77,299	36,704	8,967	156,558
Total certificates of deposit	$147,650	$186,298	$94,785	$62,443	$491,176
Borrowings. Although deposits are our primary source of funds, we may utilize borrowings to manage interest rate risk or as a cost-effective source of funds. Our borrowings typically consist of advances from the FHLB of Atlanta and FRB. We may obtain advances from the FHLB of Atlanta upon the security of certain of our commercial and residential real estate loans and/or securities as well as obtain advances from the FRB upon the security of certain of our commercial and consumer loans. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.
The following tables set forth information regarding our borrowings at the end of and during the periods indicated.

	Year Ended June 30,
(Dollars in thousands)	2022	2021
Average balances
FHLB advances	$38,370	$416,822
FRB advances	5,006	—
Weighted average interest rate
FHLB advances	0.16%	1.45%
FRB advances	0.38	—

	June 30,
(Dollars in thousands)	2022	2021
Balance outstanding at end of period
FHLB advances	$—	$115,000
Weighted average interest rate
FHLB advances	—%	0.16%
There were no borrowings at June 30, 2022 compared to $115.0 million at June 30, 2021 due to continual paydown of borrowings during the period. As of June 30, 2022, we had the ability to borrow an additional $277.6 million through the FHLB. In addition to FHLB advances, at June 30, 2022, we had an unused line of credit with the FRB in the amount of $68.2 million, subject to qualifying collateral, and $120.0 million available through lines of credit with three unaffiliated banks. See “Note 9 – Borrowings” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for more information about our borrowings.
Capital Resources
At June 30, 2022, stockholders' equity totaled $388.8 million, compared to $396.5 million at June 30, 2021, a decrease of $7.7 million. Stockholders’ equity decreased during the period primarily due to the cost of repurchased shares of $43.3 million, offset by our net income of

$35.7 million. See “Business – How We are Regulated” included in Item 1 and “Note 17 – Regulatory Capital Matters” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details on our capital requirements.
Liquidity Management
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements as outlined in the "Comparison of Financial Condition – Borrowings" section above. Additionally, we classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity, and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At June 30, 2022, brokered deposits totaled $26.3 million, or 0.8% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and debt securities, including mortgage-backed securities. On a stand-alone level we are a separate legal entity from HomeTrust Bank and must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of dividends or capital distributions from HomeTrust Bank, although there are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. At June 30, 2022, we (on an unconsolidated basis) had liquid assets of $6.9 million.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2022, the total approved loan commitments and unused lines of credit outstanding amounted to $417.6 million and $485.2 million, respectively, as compared to $401.1 million and $530.5 million, respectively, as of June 30, 2021. Certificates of deposit scheduled to mature in one year or less at June 30, 2022, totaled $428.7 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements, mainly to manage customers' requests for funding. These transactions primarily take the form of loan commitments and lines of credit and involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. For further information, see “Note 16 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
Asset/Liability Management and Interest Rate Risk
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
Depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions, and competitive factors, the committee may in the future determine to increase our interest rate risk position somewhat in order to maintain or increase our net interest margin. In particular, during certain periods of stable or declining interest rates, we believe that the increased net interest income resulting from a mismatch in the maturity of our assets and liabilities portfolios may provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates. As a result of this philosophy, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines due to differences between long- and short-term interest rates.
The committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and our PVE. The committee also evaluates these impacts against the potential changes in net interest income and market value of our portfolio equity that are monitored by the Board of Directors of HomeTrust Bank generally on a quarterly basis.
Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates. The table presented here, as of June 30, 2022, is forward-looking information about our sensitivity to changes in interest rates. The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up and down 400 basis points. Given the current targeted federal funds rate is 1.50% to 1.75% making an immediate change of -300 or -400 basis points improbable, a PVE calculation for a decrease of greater than 200 basis points has not been prepared. An increase in rates would increase our PVE because the repricing of nonmaturing deposits tend to lag behind the increase in market rates. This positive impact is partially offset by the negative effect from our loans with interest rate floors which will not adjust until such time as a  loan’s current interest rate adjusts to an increase in market rates which exceeds the interest rate floor. Conversely, in a falling interest rate environment these interest rate floors will assist in maintaining our net interest income. As of June 30, 2022, our loans with interest rate floors totaled approximately $511.4 million, or 18.5% of our total loan portfolio, and had a weighted average floor rate of 3.70%. Of these loans, $22.3 million were at their floor rate and $17.3 million, or 77.7%, had yields that would begin floating again once prime rates increase at least 100 basis points.

June 30, 2022
Change in Interest Rates in	Present Value Equity			PVE
Basis Points	Amount	$ Change	% Change	Ratio
(Dollars in Thousands)
+ 400	$904,290	$150,107	20%	27%
+ 300	878,297	124,114	16	26
+ 200	848,331	94,148	12	25
+ 100	807,639	53,456	7	23
Base	754,183	—	—	22
- 100	639,196	(114,987)	(15)	18
- 200	477,864	(276,319)	(37)	13
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, investing, deposit and borrowings activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could have a potentially material effect on our financial condition and result of operations. The information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Liability Management and Interest Rate Risk” in this Form 10-K is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
HomeTrust Bancshares, Inc. and Subsidiary

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of HomeTrust Bancshares, Inc. and Subsidiary (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the years in the three-year period ended June 30, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). We have also audited the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective July 1, 2020 due to the adoption of Accounting Standard Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on internal control over financial reporting based on our audits.
We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States "PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material aspects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses on loans (“ACL”) was $34.7 million as of June 30, 2022. The allowance is estimated by management using information about past events, current conditions and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company collectively evaluates loan pools that share similar risk characteristics which results in the most significant portion of the ACL. A discounted cash flow method is used to evaluate the cash flows for each loan in each collectively evaluated pool which relies on a periodic tendency to default and absolute loss given default applied to a projective model of the pool’s cash flow while considering prepayment and principal curtailment effects. Management has determined that peer loss data provides the best basis for assessing expected credit losses and has incorporated macroeconomic drivers using a statistical regression modeling methodology, where considered appropriate, to adjust historical loss information for current conditions. Included in management’s systematic methodology is consideration of the need to qualitatively adjust the ACL for risks not already incorporated within the loss estimation process. The Company considers qualitative adjustments which can either increase or decrease the quantitative model within their qualitative framework.
We identified the allowance for credit losses as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity involved in management’s determination of reasonable and supportable forecasts and the identification and measurement of qualitative adjustments. Auditing management’s judgments around those estimates involved a high degree of subjectivity, audit effort, and specialized skills and knowledge.
The primary procedures we performed to address this critical audit matter included:
•We obtained an understanding of the Company’s model and process for determining the ACL, and evaluated the design and operating effectiveness of controls relating to the ACL, including:
◦Controls over the completeness and accuracy of data input into the model used to determine the ACL, and
◦Controls over management’s review and approval of the ACL, including management’s determination of a reasonable and supportable forecast and qualitative factor adjustments applied within the qualitative framework to address risks not already incorporated within the model.
•We evaluated management’s determination of reasonable and supportable forecasts, including comparing key factors to independent sources, as well as involving our valuation specialists in testing the application of forecasts in the model calculation.
•We evaluated the reasonableness and adequacy of management’s qualitative factor adjustment framework, including substantively testing management's identification of risks not already incorporated within the model, the application of qualitative factor adjustments within the framework, and assessing the completeness and accuracy of data utilized in development of the qualitative adjustments.
•We evaluated management’s judgments and assumptions related to the magnitude of qualitative adjustments for reasonableness by assessing relevant trends in credit quality and evaluating the relationship of the trends to the qualitative adjustments applied to the ACL.

/s/ FORVIS, LLP (Formerly, Dixon Hughes Goodman LLP)

We have served as the Company's auditor since 2005.

Atlanta, Georgia
September 12, 2022

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30,
	2022	2021
Assets
Cash	$20,910	$22,312
Interest-bearing deposits	84,209	28,678
Cash and cash equivalents	105,119	50,990
Commercial paper, net	194,427	189,596
Certificates of deposit in other banks	23,551	40,122
Debt securities available for sale, at fair value (amortized cost of $130,099 and $154,493 at June 30, 2022 and June 30, 2021, respectively)	126,978	156,459
FHLB and FRB stock	9,326	13,539
SBIC investments, at cost	12,758	10,171
Loans held for sale	79,307	93,539
Total loans, net of deferred loan fees and costs	2,769,295	2,733,267
Allowance for credit losses – loans	(34,690)	(35,468)
Loans, net	2,734,605	2,697,799
Premises and equipment, net	69,094	70,909
Accrued interest receivable	8,573	7,933
Deferred income taxes, net	11,487	16,901
BOLI	95,281	93,108
Goodwill	25,638	25,638
Core deposit intangibles, net	93	343
Other assets	52,967	57,676
Total assets	$3,549,204	$3,524,723
Liabilities and stockholders’ equity
Liabilities
Deposits	$3,099,761	$2,955,541
Borrowings	—	115,000
Other liabilities	60,598	57,663
Total liabilities	3,160,359	3,128,204
Commitments and contingencies – see Note 16
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 15,591,466 shares issued and outstanding at June 30, 2022; 16,636,483 at June 30, 2021	156	167
Additional paid in capital	126,106	160,582
Retained earnings	270,276	240,075
Unearned ESOP shares	(5,290)	(5,819)
Accumulated other comprehensive income (loss)	(2,403)	1,514
Total stockholders’ equity	388,845	396,519
Total liabilities and stockholders’ equity	$3,549,204	$3,524,723
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Year Ended June 30,
	2022	2021	2020
Interest and dividend income
Loans	$109,603	$111,798	$122,174
Commercial paper	1,721	1,206	5,986
Debt securities available for sale	1,802	2,024	3,687
Other investments and interest-bearing deposits	2,988	3,705	4,407
Total interest and dividend income	116,114	118,733	136,254
Interest expense
Deposits	5,260	9,370	22,837
Borrowings	80	6,041	9,313
Total interest expense	5,340	15,411	32,150
Net interest income	110,774	103,322	104,104
Provision (benefit) for credit losses	(592)	(7,135)	8,500
Net interest income after provision (benefit) for credit losses	111,366	110,457	95,604
Noninterest income
Service charges and fees on deposit accounts	9,462	9,083	9,382
Loan income and fees	3,185	2,208	2,494
Gain on sale of loans held for sale	12,876	17,352	9,946
BOLI income	2,000	2,156	2,246
Operating lease income	6,392	5,601	3,356
Gain on sale of debt securities available for sale	1,895	—	—
Other	3,386	3,421	2,908
Total noninterest income	39,196	39,821	30,332
Noninterest expense
Salaries and employee benefits	59,591	62,956	56,709
Occupancy expense, net	9,692	9,521	9,228
Computer services	9,761	9,607	8,153
Telephone, postage and supplies	2,754	3,122	3,275
Marketing and advertising	2,583	1,626	1,872
Deposit insurance premiums	1,712	1,799	900
REO related expense, net	588	582	1,475
Core deposit intangible amortization	250	735	1,421
Branch closure and restructuring expenses	—	1,513	—
Officer transition agreement expense	1,795	—	—
Prepayment penalties on borrowings	—	22,690	—
Other	16,458	17,031	14,096
Total noninterest expense	105,184	131,182	97,129
Income before income taxes	45,378	19,096	28,807
Income tax expense	9,725	3,421	6,024
Net income	$35,653	$15,675	$22,783
Per share data
Net income per common share:
Basic	$2.27	$0.96	$1.34
Diluted	$2.23	$0.94	$1.30
Average shares outstanding:
Basic	15,516,173	16,078,066	16,729,056
Diluted	15,810,409	16,495,115	17,292,239
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended June 30,
	2022	2021	2020
Net income	$35,653	$15,675	$22,783
Other comprehensive income (loss)
Unrealized holding gains (losses) on debt securities available for sale
Gains (losses) arising during the period	(5,087)	(653)	1,667
Deferred income tax benefit (expense)	1,170	150	(383)
Total other comprehensive income (loss)	(3,917)	(503)	1,284
Comprehensive income	$31,736	$15,172	$24,067
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2019	17,984,105	$180	$190,315	$224,545	$(6,877)	$733	$408,896
Net income	—	—	—	22,783	—	—	22,783
Cash dividends declared on common stock, $0.27/common share	—	—	—	(4,552)	—	—	(4,552)
Common stock repurchased	(1,114,094)	(12)	(24,472)	—	—	—	(24,484)
Forfeited restricted stock	(3,400)	—	—	—	—	—	—
Retired stock	(8,474)	—	(222)	—	—	—	(222)
Granted restricted stock	56,306	—	—	—	—	—	—
Exercised stock options	106,914	2	1,539	—	—	—	1,541
Share-based compensation expense	—	—	1,822	—	—	—	1,822
ESOP compensation expense	—	—	666	—	529	—	1,195
Other comprehensive income	—	—	—	—	—	1,284	1,284
Balance at June 30, 2020	17,021,357	$170	$169,648	$242,776	$(6,348)	$2,017	$408,263
Net income	—	—	—	15,675	—	—	15,675
Cumulative-effect adjustment on the change in accounting for share-based payments	—	—	—	(13,358)	—	—	(13,358)
Cash dividends declared on common stock, $0.31/common share	—	—	—	(5,018)	—	—	(5,018)
Common stock repurchased	(733,347)	(8)	(16,147)	—	—	—	(16,155)
Forfeited restricted stock	(6,575)	—	—	—	—	—	—
Retired stock	(9,106)	—	(204)	—	—	—	(204)
Granted restricted stock	45,260	—	—	—	—	—	—
Exercised stock options	318,894	5	4,587	—	—	—	4,592
Share-based compensation expense	—	—	2,102	—	—	—	2,102
ESOP compensation expense	—	—	596	—	529	—	1,125
Other comprehensive loss	—	—	—	—	—	(503)	(503)
Balance at June 30, 2021	16,636,483	$167	$160,582	$240,075	$(5,819)	$1,514	$396,519
Net income	—	—	—	35,653	—	—	35,653
Cash dividends declared on common stock, $0.35/common share	—	—	—	(5,452)	—	—	(5,452)
Common stock repurchased	(1,482,959)	(15)	(43,333)	—	—	—	(43,348)
Forfeited restricted stock	(13,600)	—	—	—	—	—	—
Retired stock	(11,335)	—	(345)	—	—	—	(345)
Granted restricted stock	42,123	—	—	—	—	—	—
Stock issued for RSUs	7,118	—	—	—	—	—	—
Exercised stock options	413,636	4	6,077	—	—	—	6,081
Share-based compensation expense	—	—	2,152	—	—	—	2,152
ESOP compensation expense	—	—	973	—	529	—	1,502
Other comprehensive loss	—	—	—	—	—	(3,917)	(3,917)
Balance at June 30, 2022	15,591,466	$156	$126,106	$270,276	$(5,290)	$(2,403)	$388,845
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended June 30,
	2022	2021	2020
Operating activities
Net income	$35,653	$15,675	$22,783
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (benefit) for credit losses	(592)	(7,135)	8,500
Depreciation and amortization	9,348	9,499	5,856
Deferred income tax expense	6,584	3,573	5,196
Net accretion of purchase accounting adjustments on loans	(1,628)	(2,088)	(1,517)
Net amortization and accretion	2,450	2,717	(1,078)
Prepayment penalties paid on borrowings	—	22,690	—
Impairment on assets held for sale	87	1,311	—
Loss (gain) on sale of REO	7	(65)	536
BOLI income	(2,000)	(2,156)	(2,246)
Gain on sale of securities available for sale	(1,895)	—	—
Gain on sale of loans held for sale	(12,876)	(17,352)	(9,946)
Origination of loans held for sale	(465,263)	(622,400)	(376,455)
Proceeds from sales of loans held for sale	463,603	600,784	313,967
New deferred loan origination (costs) fees, net	(316)	1,698	161
Increase in accrued interest receivable and other assets	(3,592)	(799)	(4,584)
ESOP compensation expense	1,502	1,125	1,195
Share-based compensation expense	2,152	2,102	1,822
Increase (decrease) in other liabilities	1,577	1,507	(3,280)
Net cash provided by (used in) operating activities	34,801	10,686	(39,090)
Investing activities
Purchase of debt securities available for sale	(41,649)	(107,988)	(77,228)
Proceeds from maturities, calls and paydowns of debt securities available for sale	65,399	76,663	72,406
Proceeds from sale of debt securities available for sale	1,895	—	—
Purchases of commercial paper	(558,482)	(715,635)	(1,528,262)
Proceeds from maturities and calls of commercial paper	555,472	831,862	1,470,727
Purchase of CDs in other banks	(1,244)	(7,321)	(32,949)
Proceeds from maturities of CDs in other banks	17,815	22,888	29,265
Net redemptions of FHLB and FRB stock	4,213	17,138	8,627
Net purchases of SBIC investments, at cost	(2,587)	(1,902)	(2,195)
Proceeds from sale of loans not originated for sale	—	—	154,870
Net (increase) decrease in loans	(6,462)	56,296	(208,663)
Purchase of BOLI	(173)	(72)	(164)
Proceeds from redemption of BOLI	—	1,307	477
Purchase of equipment for operating leases	(2,901)	(11,879)	(14,510)
Payoff of equipment for operating leases	5,981	2,647	517
Purchase of premises and equipment	(6,608)	(16,081)	(2,925)
Proceeds from sale of premises and equipment	2,322	—	—
Proceeds from sale of REO	181	449	2,102
Net cash provided by (used in) investing activities	33,172	148,372	(127,905)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	Year Ended June 30,
	2022	2021	2020
Financing activities
Net increase in deposits	144,220	169,785	450,291
Net increase (decrease) in short-term borrowings	(115,000)	115,000	(380,000)
Proceeds from long-term borrowings	60,000	—	175,000
Repayment of long-term borrowings	(60,000)	(497,690)	—
Common stock repurchased	(43,348)	(16,155)	(24,484)
Cash dividends paid	(5,452)	(5,018)	(4,552)
Retired stock	(345)	(204)	(222)
Exercised stock options	6,081	4,592	1,541
Net cash provided by (used in) financing activities	(13,844)	(229,690)	217,574
Net increase (decrease) in cash and cash equivalents	54,129	(70,632)	50,579
Cash and cash equivalents at beginning of period	50,990	121,622	71,043
Cash and cash equivalents at end of period	$105,119	$50,990	$121,622

	Year Ended June 30,
	2022	2021	2020
Supplemental disclosures
Cash paid during the period for:
Interest	$5,312	$16,446	$33,315
Income taxes	684	532	1,686
Noncash transactions:
Unrealized gain (loss) in value of debt securities available for sale, net of income taxes	(3,917)	(503)	1,284
Transfers of loans to REO	—	235	46
Transfers of loans held for sale to loans held for investment	43,083	23,106	98,288
Transfers of loans held for investment to loans held for sale	12,825	—	240,453
ROU asset and lease liabilities for operating lease accounting	1,186	2,586	5,296
Transfer of land from premises and equipment to other assets due to the adoption of ASU 2016-02	—	—	2,052
ACL due to the adoption of ASU 2016-13	—	17,347	—
Transfer of premises and equipment to assets held for sale (included in other assets)	3,229	—	—
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies
Nature of Operations
The consolidated financial statements presented in this report include the accounts of HomeTrust Bancshares, Inc., a Maryland corporation (“HomeTrust”), and its wholly-owned subsidiary, HomeTrust Bank (the “Bank”). As used throughout this report, the term the “Company” refers to HomeTrust and its consolidated subsidiary, unless the context otherwise requires. HomeTrust is a bank holding company primarily engaged in the business of planning, directing, and coordinating the business activities of the Bank. The Bank is a North Carolina state chartered bank and provides a wide range of retail and commercial banking products within its geographic footprint, which includes: North Carolina (the Asheville metropolitan area, Greensboro/"Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (Kingsport/Johnson City, Knoxville, and Morristown) and Southwest Virginia (the Roanoke Valley). During the quarter ended September 30, 2021, we closed nine branches located in North Carolina, Tennessee, and Virginia. The Bank operates under a single set of corporate policies and procedures and is recognized as a single banking segment for financial reporting purposes.
Principles of Consolidation and Subsidiary Activities
The accompanying consolidated financial statements include the accounts of HomeTrust, the Bank, and its wholly-owned subsidiary, WNCSC, at or for the years ended June 30, 2022, 2021, and 2020. WNCSC owns office buildings in Asheville, North Carolina that are leased to the Bank. All intercompany items have been eliminated.
Reclassifications
To maintain consistency and comparability, certain amounts from prior periods have been reclassified to conform to current period presentation with no effect on net income or stockholders’ equity as previously reported.
Subsequent Events
The Company has evaluated subsequent events for recognition and disclosure through September 12, 2022, which is the date the financial statements were available to be issued.
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
Cash Flows
Cash and cash equivalents include cash and interest-bearing deposits with initial terms to maturity of 90 days or less. Net cash flows are reported for customer loan and deposit transactions, FHLB and FRB stock, SBIC investments at cost, and short-term borrowings.
Commercial Paper
Commercial paper includes highly liquid short-term debt of investment graded corporations with maturities less than one year. These instruments are typically purchased at a discount based on prevailing interest rates and do not exceed $15,000 per issuer.
Debt Securities
Debt securities available for sale are carried at fair value. These securities are used to execute asset/liability management strategies, manage liquidity, and leverage capital, and therefore may be sold prior to maturity. Adjustments for unrealized gains or losses, net of the income tax effect, are made to accumulated other comprehensive income (loss), a separate component of total stockholders’ equity.
Securities held to maturity are stated at cost, net of unamortized balances of premiums and discounts. When these securities are purchased, the Company intends to and has the ability to hold such securities until maturity.
Premiums and discounts are amortized or accreted over the life of the security as an adjustment to yield. Dividend and interest income are recognized when earned. Gains or losses on the sale of securities are recognized on the trade date using the specific identification method.
ACL – Available for Sale Securities
For available for sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security, or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in such a situation.
In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Accrued interest receivable is excluded from the estimate of credit losses.
ACL – Held to Maturity Securities
The ACL on held to maturity securities is estimated on a collective basis by major security type. Expected credit losses are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
Accrued interest receivable is excluded from the estimate of credit losses.
FHLB and FRB Stock
As a requirement for membership, the Bank invests in the stock of both the FHLB of Atlanta and the FRB. No ready market exists for these securities so carrying value, or cost, approximates their fair value based on the redemption provisions of the FHLB of Atlanta and the FRB, respectively. Both cash and stock dividends are reported as income.
SBIC Investments, At Cost
SBIC investments are equity securities without a readily determinable fair value and are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Adjustments to the cost basis occur as a result of capital contributions, distributions or changes in the value of the Company's equity position. The Company's share of earnings is included in interest and dividend income with a one-quarter lag period.
Loans Held for Sale
Residential mortgages held for sale are carried at the lower of cost or fair value as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.
The Company originates loans guaranteed by the SBA for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. SBA loans are classified as held for sale and are carried at the lower of cost or fair value. The guaranteed portion of the loan is sold and the servicing rights are retained. A gain is recorded for any premium received in excess of the carrying value of the net assets transferred in the sale and is included in noninterest income. The portion of SBA loans that are retained are adjusted to fair value and reclassified to total loans, net of deferred costs (loans held for investment). The net value of the retained loans is included in the appropriate loan classification for disclosure purposes.
HELOCs held for sale are originated through a third party in various states outside the Company's geographic footprint, but are underwritten to the Company's underwriting guidelines. The loans are generally held for sale by the Company over a 90 to 180 day period and are serviced by the third party. The loans are marketed by the third party to investors in pools and once sold the Company recognizes a gain or loss on the sale in noninterest income.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at their outstanding principal amount, less unearned income and deferred nonrefundable loan fees, net of certain origination costs. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance on the consolidated balance sheets. Interest income is recorded as earned on an accrual basis based on the contractual rate and the outstanding balance, except for nonaccruing loans where interest is recorded as earned on a cash basis. Net deferred loan origination fees/costs are deferred and amortized to interest income over the life of the related loan.
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
ACL – Loans and Leases
The Company adopted the CECL model under ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on July 1, 2020 using the modified retrospective approach. Results for the periods beginning after July 1, 2020 are presented under ASU 2016-13 while prior period amounts are reported in accordance with the incurred loss model previously applicable US GAAP.
The ACL reflects management’s estimate of losses that will result from the inability of its borrowers to make required loan payments. Expected credit losses are reflected in the ACL through a provision for credit losses. Management records loans charged off against the ACL

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

and subsequent recoveries, if any, increase the ACL when they are recognized. Management uses a systematic methodology to determine its ACL for loans held for investment and certain off-balance sheet credit exposures. The ACL is a valuation account that is deducted from the amortized costs basis to present the net amount expected to be collected on the loan portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio.
The Company has identified the following loan pools with similar risk characteristics for measuring expected credit losses:
Commercial real estate – This category of loans consists of the following loan types:
Construction and land development – These loans finance the ground up construction, improvement, carrying for sale, and loans secured by raw or improved land. The repayment of construction loans is generally dependent upon the successful completion of the improvements by the builder for the end user, or sale of the property to a third-party.
Commercial real estate – owner and non-owner occupied – These loans include real estate loans for a variety of commercial property types and purposes, including those secured by commercial office or industrial buildings, warehouses, retail buildings, and various special purpose properties.
Multifamily – These are investment real estate loans, primarily secured by non-owner occupied apartment or multifamily residential buildings. Generally, these types of loans are thought to involve a greater degree of credit risk than owner occupied commercial real estate as they are more sensitive to adverse economic conditions.
Commercial – This category of loans consists of the following loan types:
Commercial and industrial – These loans are for commercial, corporate, and business purposes across a variety of industries. These loans include general commercial and industrial loans, loans to purchase capital equipment, and other business loans for working capital and operational purposes. These loans are generally secured by accounts receivable, inventory, and other business assets.
Equipment finance – These loans are primarily made up of commercial finance agreements and commercial leases provided by our Equipment Finance line of business, primarily for transportation, construction, healthcare, and manufacturing equipment. These loans have average terms of five years or less and are secured by the financed equipment.
Municipal leases – These loans are primarily made to fire departments and depend on the tax revenues received from the applicable county or municipality. These leases are mainly secured by vehicles, fire stations, land, or equipment.
PPP loans – With the passage of the PPP, the Company actively participated in assisting its customers with applications for loans through the program. Loans funded through the PPP program are fully guaranteed by the U.S. government subject to certain representations and warranties. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information on any of our PPP loans, the Company did not carry an ACL on its PPP loans at June 30, 2022 and 2021.
Residential real estate – This category of loans consists of the following loan types:
Construction and land development – These loans are to individuals and are typically secured by a one-to-four family residential property under construction or undeveloped or partially developed land in anticipation of the construction of a personal residence.
One-to-four family – These loans are to individuals and are typically secured by one-to-four family residential property.
HELOCs – These loans include both loans originated by the Company and those purchased from a third party and are often secured by second liens on residential real estate.
Consumer – Consumer loans include loans secured by deposit accounts or personal property such as automobiles, boats, and motorcycles, as well as unsecured consumer debt.
For collectively evaluated loans, the Company uses a DCF method for each loan in a pool, and the results are aggregated at the pool level. A periodic tendency to default and absolute loss given default are applied to a projective model of the pool’s cash flows while considering prepayment and principal curtailment effects. The analysis produces expected cash flows for each instrument in the pool by pairing loan-level term information (maturity date, payment amount, interest rate, etc.) with top-down pool assumptions (default rates and prepayment speeds).
Management has determined that peer loss experience provides the best basis for its assessment of expected credit losses to determine the ACL. The Company utilized peer call report data to measure historical credit loss experience with similar risk characteristics within the segments over an economic cycle. Management reviewed the historical loss information to appropriately adjust for differences in current asset specific risk characteristics. Management also considered further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that existed for the period over which historical information was evaluated. For all segment models for collectively evaluated loans (except for HELOCs), the Company incorporated one macroeconomic driver, the national unemployment rate, using a statistical regression modeling methodology. The HELOC segment incorporated two macroeconomic drivers, the national unemployment rate and one-year percentage change in the national home price index. Due to the low loss rates of municipal leases and the expectation of them remaining low, management has elected to separately pool these loans. Management has elected to use readily available municipal default rates and loss given defaults in order to calculate expected credit losses.

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
Included in its systematic methodology to determine its ACL for loans held for investment and certain off-balance sheet credit exposures, management considers the need to qualitatively adjust expected credit losses for risks not already captured in the loss estimation process. These qualitative adjustments can either increase or decrease the quantitative model estimation (i.e. formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework consistent with the regulatory interagency policy statement on the ACL.
When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated, which includes consideration of the materiality of the loan. Generally, individually evaluated loans other than TDRs are on nonaccrual status. The expected credit losses on individually evaluated loans will be estimated based on a DCF analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms are not considered to be unique to the asset.
Restructured loans to borrowers who are experiencing financial difficulty, and on which the Company has granted concessions that modify the terms of the loan, are accounted for as TDRs. These loans remain as TDRs until the loan has been paid in full, modified to its original terms, or charged off. The Company may place these loans on accrual or nonaccrual status depending on the individual facts and circumstances of the borrower. Generally, these loans are put on nonaccrual status until there is adequate performance that evidences the ability of the borrower to make the contractual payments. This period of performance is normally at least six months, and may include performance immediately prior to or after the modification, depending on the specific facts and circumstances of the borrower.
Management measures expected credit losses over the contractual term of the loans. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a TDR with a borrower. In the event of a reasonably-expected TDR, the Company factors the reasonably-expected TDR into the current expected credit losses estimate. The effects of a TDR are recorded when an individual asset is specifically identified as a reasonably-expected TDR. The Company identifies the point at which it offers the modification to the borrower as the point at which the TDR is reasonably expected. The Company uses a DCF methodology to calculate the effect of the concession provided to the borrower within the ACL.
Acquired Loans
Acquired loans are recorded at fair value at the date of acquisition based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Certain larger purchased loans are individually evaluated while certain purchased loans are grouped together according to similar risk characteristics and are treated in the aggregate when applying various valuation techniques. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.
Prior to July 1, 2020, loans acquired in a business combination that had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable were considered PCI loans. PCI loans were individually evaluated and recorded at fair value at the date of acquisition with no initial valuation allowance based on a discounted cash flow methodology that considered various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” was recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” were not recognized on the balance sheet and did not result in any yield adjustments, loss accruals or valuation allowances. Increases in expected cash flows, including prepayments, subsequent to the initial investment were recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows were recognized as impairment. Valuation allowances on PCI loans reflected only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately were not to be received).
Subsequent to July 1, 2020, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD loans. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial ACL is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial ACL is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. All loans considered to be PCI prior to July 1, 2020 were converted to PCD on that date.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

For acquired loans not deemed purchased credit deteriorated at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. At the acquisition date, an initial ACL is estimated and recorded as credit loss expense.
The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.
Loan Commitments and ACL on Off-Balance Sheet Credit Exposures
Financial instruments include off-balance sheet credit instruments, such as undisbursed portions of construction loans, commitments to originate loans, unused lines of credit, and standby letters of credit. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.
The Company records an ACL on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a provision for credit losses charged against earnings. The ACL on these exposures is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in other liabilities on the Company’s consolidated balance sheets.
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
Real Estate Owned
Foreclosed assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of real property collateralizing a loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If the fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
Bank Owned Life Insurance
The Company has purchased life insurance policies on certain key executives. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
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
The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the test for goodwill impairment (the qualitative method). If the qualitative method cannot be used or if the Company determines, based on the qualitative method, that the fair value is more likely than not less than the carrying amount, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the Company will record an impairment charge based on that difference. Our annual goodwill impairment test did not identify any impairment for the years ended June 30, 2022 and 2021.
Core Deposit Intangibles
Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in business combinations. These core deposit premiums are amortized using an accelerated method over the estimated useful lives of the related deposits typically between five and 10 years. The estimated useful lives are periodically reviewed for reasonableness.
Servicing Rights
When loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported within loan income and fees on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.
Servicing fee income, which is reported on the income statement as loan income and fees, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income. Late fees and ancillary fees related to loan servicing are not material.
Revenue from Contracts with Customers
The Company records revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.
The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed, charged either on a periodic basis or based on activity. Since performance obligations are satisfied as services are rendered and the transaction prices are fixed, the Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from contracts with customers.
Stock-Based Compensation
The Company issues restricted stock, restricted stock units, and stock options under the HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”) to key officers and outside directors. In accordance with the requirements of the FASB ASC 718, "Compensation – Stock Compensation," the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period. The Company accounts for forfeitures as they occur.
Comprehensive Income
Comprehensive income consists of net income and net unrealized gains (losses) on debt securities available for sale and is presented in the Consolidated Statements of Comprehensive Income.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence. See "Note 11 – Income Taxes" for additional information.
The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of June 30, 2022 and 2021, there were no accruals for uncertain tax positions. As of June 30, 2022, $28,000 was accrued for interest and penalties. No such accrual was in place as of June 30, 2021.
Derivative Instruments and Hedging
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
Net Income per Share
Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the year, less the average number of nonvested restricted stock awards. Diluted EPS reflects the potential dilution from the issuance of additional shares of common

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

stock caused by the exercise of stock options and restricted stock awards. In addition, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. ESOP shares are considered outstanding for basic and diluted EPS when the shares are committed to be released.
Net income is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings, or absorb losses. See "Note 15 – Net Income per Share" for further discussion on the Company’s EPS.
2. Recent Accounting Pronouncements
Adoption of New Accounting Standards
In June 2016, the FASB issued ASU 2016-13 which makes significant changes to the ACL on financial instruments presented on an amortized cost basis and disclosures about them. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. ASU 2016-13 permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and faithfully estimate expected credit losses in accordance with the standard. The ASU lists several common credit loss methods that are acceptable such as a DCF method, loss-rate method and roll-rate method. In addition, ASU 2016-13 amends the ACL on debt securities and purchased financial assets with credit deterioration.
The Company adopted ASU 2016-13 on July 1, 2020 using the modified retrospective approach. Results for the periods beginning after July 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable US GAAP. The Company recorded a net reduction of retained earnings of $13,358 upon adoption. The transition adjustment included an increase in the ACL on loans of $14,809, an increase in the ACL on off-balance sheet credit exposures of $2,288, and the establishment of an ACL on commercial paper of $250, net of the corresponding increases in deferred tax assets of $3,989. The adoption of this ASU did not have an effect on AFS debt securities.
The Company adopted ASU 2016-13 using the prospective transition approach for PCD financial assets that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, the Company did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining discount on the PCD assets was determined to be related to noncredit factors and will be accreted into interest income on a level-yield method over the life of the loans.
Newly Issued but Not Yet Effective Accounting Standards
ASU 2021-05, "Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments." This ASU amends the lease classification requirements for lessors to classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease that would result in the recognition of a day-one loss at lease commencement, provided that the lease includes variable lease payments that do not depend on an index or rate. When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset and therefore, does not recognize a selling profit or loss. The amendments in this ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years and early adoption is permitted. The adoption of ASU 2021-05 is not expected to have a material impact on the financial statements.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

3. Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$18,993	$5	$(539)	$18,459
MBS, residential	48,377	3	(1,147)	47,233
Municipal bonds	5,545	31	(18)	5,558
Corporate bonds	57,184	1	(1,457)	55,728
Total	$130,099	$40	$(3,161)	$126,978

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$18,975	$135	$(37)	$19,073
MBS, residential	42,119	1,339	(54)	43,404
Municipal bonds	9,098	453	—	9,551
Corporate bonds	84,301	257	(127)	84,431
Total	$154,493	$2,184	$(218)	$156,459
Debt securities available for sale by contractual maturity at June 30, 2022 and 2021 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	June 30, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$35,350	$34,956
Due after one year through five years	40,325	39,018
Due after five years through ten years	6,047	5,771
Due after ten years	—	—
MBS, residential	48,377	47,233
Total	$130,099	$126,978

	June 30, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$34,615	$34,684
Due after one year through five years	73,249	73,633
Due after five years through ten years	4,510	4,738
Due after ten years	—	—
MBS, residential	42,119	43,404
Total	$154,493	$156,459
During the year ended June 30, 2022, the Company received proceeds of $1,895 from the sale of seven trust preferred securities, recognizing gross gains of $1,895. These securities had previously been written down to zero through purchase accounting adjustments from a merger in a prior period and continued to be carried at this amount as there was no active market, therefore the full amount of the proceeds received were recognized as a gain. The Company had no sales of debt securities available for sale and no gross realized gains or losses were recognized during the years ended June 30, 2021 and 2020.
Debt securities available for sale with amortized costs totaling $43,187 and $52,603 and market values of $41,876 and $53,897 at June 30, 2022 and June 30, 2021, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The gross unrealized losses and the fair value for debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2022 and June 30, 2021 were as follows:

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$14,461	$(539)	$—	$—	$14,461	$(539)
MBS, residential	41,658	(994)	5,269	(153)	46,927	(1,147)
Municipal Bonds	1,970	(18)	—	—	1,970	(18)
Corporate bonds	39,454	(730)	14,273	(727)	53,727	(1,457)
Total	$97,543	$(2,281)	$19,542	$(880)	$117,085	$(3,161)

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$14,963	$(37)	$—	$—	$14,963	$(37)
MBS, residential	5,212	(28)	1,205	(26)	6,417	(54)
Corporate bonds	19,873	(127)	—	—	19,873	(127)
Total	$40,048	$(192)	$1,205	$(26)	$41,253	$(218)
The total number of securities with unrealized losses at June 30, 2022 and June 30, 2021 were 177 and 28, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of June 30, 2022 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Account Policies" for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on investment securities and does not record an allowance for credit losses on accrued interest receivable. As of June 30, 2022 and June 30, 2021, the accrued interest receivable for debt securities available for sale was $533 and $754, respectively.
4.    Loans Held For Sale
Loans held for sale as of the dates indicated consist of the following:

	June 30,
	2022	2021
One-to-four family	$4,176	$31,873
SBA	14,774	4,160
HELOCs	60,357	57,506
Total	$79,307	$93,539

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

5. Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated:

	June 30,
	2022	2021
Commercial real estate loans
Construction and land development	$291,202	$179,427
Commercial real estate - owner occupied	335,658	324,350
Commercial real estate - non-owner occupied	662,159	727,361
Multifamily	81,086	90,565
Total commercial real estate loans	1,370,105	1,321,703
Commercial loans
Commercial and industrial	192,652	141,341
Equipment finance	394,541	317,920
Municipal leases	129,766	140,421
PPP loans	661	46,650
Total commercial loans	717,620	646,332
Residential real estate loans
Construction and land development	81,847	66,027
One-to-four family	354,203	406,549
HELOCs	160,137	169,201
Total residential real estate loans	596,187	641,777
Consumer loans	85,383	123,455
Total loans, net of deferred loan fees and costs	2,769,295	2,733,267
Allowance for credit losses on loans	(34,690)	(35,468)
Loans, net	$2,734,605	$2,697,799
(1) June 30, 2022 and 2021 accrued interest receivable of $7,969 and $7,339 was accounted for separately from the amortized cost basis.

All qualifying one-to-four family loans, HELOCs, commercial real estate loans, and FHLB of Atlanta stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers, directors and their associates during the ordinary course of business. The aggregate amount of loans to related parties totaled approximately $231 and $256 at June 30, 2022 and 2021, respectively. In relation to these loans are unfunded commitments that totaled approximately $14 and $11 at June 30, 2022 and 2021, respectively.
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
Pass—A pass rated loan is not adversely classified because it does not display any of the characteristics for adverse classification.
Special Mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, such potential weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention loans are not adversely classified and do not warrant adverse classification.
Substandard—A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor, or of the collateral pledged, if any. Loans classified as substandard generally have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility of loss if the deficiencies are not corrected.
Doubtful—A loan classified as doubtful has all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.
Loss—Loans classified as loss are considered uncollectible and of such little value that their continuing to be carried as a loan is not warranted. This classification is not necessarily equivalent to no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be effected in the future.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate, and consumer loans by origination year as of June 30, 2022:

	Term Loans By Origination Fiscal Year
June 30, 2022	2022	2021		2020	2019	2018	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$21,988	$5,686		$627	$2,089	$1,092	$5,819	$248,189	$285,490
Special mention	—	—		—	—	—	97	4,677	4,774
Substandard	871	—		—	—	—	67	—	938
Doubtful	—	—		—	—	—	—	—	—
Loss	—	—		—	—	—	—	—	—
Total construction and land development	22,859	5,686		627	2,089	1,092	5,983	252,866	291,202
Commercial real estate - owner occupied
Risk rating
Pass	55,167	71,429		45,665	43,786	21,720	74,602	16,857	329,226
Special mention	—	—		396	418	—	2,416	—	3,230
Substandard	—	—		—	—	577	2,227	398	3,202
Doubtful	—	—		—	—	—	—	—	—
Loss	—	—		—	—	—	—	—	—
Total commercial real estate - owner occupied	55,167	71,429		46,061	44,204	22,297	79,245	17,255	335,658
Commercial real estate - non-owner occupied
Risk rating
Pass	97,885	122,975		95,268	56,846	81,037	182,664	7,214	643,889
Special mention	—	—		—	—	13,844	4,421	—	18,265
Substandard	—	—		—	—	—	5	—	5
Doubtful	—	—		—	—	—	—	—	—
Loss	—	—		—	—	—	—	—	—
Total commercial real estate - non-owner occupied	97,885	122,975		95,268	56,846	94,881	187,090	7,214	662,159
Multifamily
Risk rating
Pass	10,135	19,985		15,881	8,614	2,796	20,587	2,495	80,493
Special mention	—	—		—	29	—	217	—	246
Substandard	—	—		—	—	—	347	—	347
Doubtful	—	—		—	—	—	—	—	—
Loss	—	—		—	—	—	—	—	—
Total multifamily	10,135	19,985		15,881	8,643	2,796	21,151	2,495	81,086
Total commercial real estate
Risk rating
Pass	$185,175	$220,075	—	$157,441	$111,335	$106,645	$283,672	$274,755	$1,339,098
Special mention	—	—		396	447	13,844	7,151	4,677	26,515
Substandard	871	—		—	—	577	2,646	398	4,492
Doubtful	—	—		—	—	—	—	—	—
Loss	—	—		—	—	—	—	—	—
Total commercial real estate	$186,046	$220,075		$157,837	$111,782	$121,066	$293,469	$279,830	$1,370,105

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$70,863	$21,059	$11,361	$9,377	$6,338	$20,856	$43,119	$182,973
Special mention	—	346	260	364	—	—	1,957	2,927
Substandard	—	770	343	1,152	—	52	4,337	6,654
Doubtful	—	98	—	—	—	—	—	98
Loss	—	—	—	—	—	—	—	—
Total commercial and industrial	70,863	22,273	11,964	10,893	6,338	20,908	49,413	192,652
Equipment finance
Risk rating
Pass	186,139	113,363	64,400	26,467	1,755	—	—	392,124
Special mention	200	331	1,002	547	—	—	—	2,080
Substandard	—	123	18	159	—	—	—	300
Doubtful	32	—	—	5	—	—	—	37
Loss	—	—	—	—	—	—	—	—
Total equipment finance	186,371	113,817	65,420	27,178	1,755	—	—	394,541
Municipal leases
Risk rating
Pass	19,425	24,480	8,962	11,034	13,584	39,529	12,715	129,729
Special mention	—	37	—	—	—	—	—	37
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	19,425	24,517	8,962	11,034	13,584	39,529	12,715	129,766
PPP loans
Risk rating
Pass	—	375	286	—	—	—	—	661
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total PPP loans	—	375	286	—	—	—	—	661
Total commercial
Risk rating
Pass	$276,427	$159,277	$85,009	$46,878	$21,677	$60,385	$55,834	$705,487
Special mention	200	714	1,262	911	—	—	1,957	5,044
Substandard	—	893	361	1,311	—	52	4,337	6,954
Doubtful	32	98	—	5	—	—	—	135
Loss	—	—	—	—	—	—	—	—
Total commercial	$276,659	$160,982	$86,632	$49,105	$21,677	$60,437	$62,128	$717,620

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$864	$—	$53	$—	$—	$1,783	$78,775	$81,475
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	372	—	372
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	864	—	53	—	—	2,155	78,775	81,847
One-to-four family
Risk rating
Pass	55,415	74,035	47,364	29,075	23,250	113,307	4,077	346,523
Special mention	—	—	—	—	—	835	—	835
Substandard	128	—	1,002	540	430	4,590	—	6,690
Doubtful	—	—	—	—	—	155	—	155
Loss	—	—	—	—	—	—	—	—
Total one-to-four family	55,543	74,035	48,366	29,615	23,680	118,887	4,077	354,203
HELOCs
Risk rating
Pass	1,466	458	282	901	107	7,441	148,526	159,181
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	879	49	928
Doubtful	—	—	—	—	—	28	—	28
Loss	—	—	—	—	—	—	—	—
Total HELOCs	1,466	458	282	901	107	8,348	148,575	160,137
Total residential real estate
Risk rating
Pass	$57,745	$74,493	$47,699	$29,976	$23,357	$122,531	$231,378	$587,179
Special mention	—	—	—	—	—	835	—	835
Substandard	128	—	1,002	540	430	5,841	49	7,990
Doubtful	—	—	—	—	—	183	—	183
Loss	—	—	—	—	—	—	—	—
Total residential real estate	$57,873	$74,493	$48,701	$30,516	$23,787	$129,390	$231,427	$596,187

	Term Loans By Origination Fiscal Year
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$25,935	$20,443	$15,849	$11,329	$8,235	$2,398	$277	$84,466
Special mention	—	—	—	—	—	—	—	—
Substandard	72	169	274	85	182	100	33	915
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	2	—	—	—	2
Total consumer	$26,007	$20,612	$16,123	$11,416	$8,417	$2,498	$310	$85,383

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate, and consumer loans by origination year as of June 30, 2021:

	Term Loans By Origination Fiscal Year
June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$18,262	$6,523	$10,349	$6,008	$2,693	$7,153	$123,843	$174,831
Special mention	—	—	—	—	—	286	3,827	4,113
Substandard	—	—	—	—	—	482	—	482
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	1	—	1
Total construction and land development	18,262	6,523	10,349	6,008	2,693	7,922	127,670	179,427
Commercial real estate - owner occupied
Risk rating
Pass	73,353	51,983	57,189	25,837	40,780	57,188	11,248	317,578
Special mention	—	—	—	—	172	2,139	—	2,311
Substandard	—	—	—	630	1,572	1,861	398	4,461
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	73,353	51,983	57,189	26,467	42,524	61,188	11,646	324,350
Commercial real estate - non-owner occupied
Risk rating
Pass	130,682	107,874	74,430	127,418	112,857	140,111	13,498	706,870
Special mention	—	—	—	16,951	946	952	—	18,849
Substandard	—	—	—	—	—	1,642	—	1,642
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner occupied	130,682	107,874	74,430	144,369	113,803	142,705	13,498	727,361
Multifamily
Risk rating
Pass	23,816	17,834	10,787	4,892	4,887	23,535	1,115	86,866
Special mention	—	—	—	—	138	—	—	138
Substandard	—	—	—	—	3,421	140	—	3,561
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	23,816	17,834	10,787	4,892	8,446	23,675	1,115	90,565
Total commercial real estate
Risk rating
Pass	$246,113	$184,214	$152,755	$164,155	$161,217	$227,987	$149,704	$1,286,145
Special mention	—	—	—	16,951	1,256	3,377	3,827	25,411
Substandard	—	—	—	630	4,993	4,125	398	10,146
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	1	—	1
Total commercial real estate	$246,113	$184,214	$152,755	$181,736	$167,466	$235,490	$153,929	$1,321,703

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$29,606	$14,010	$18,826	$10,759	$15,346	$10,589	$36,165	$135,301
Special mention	—	21	438	110	32	125	37	763
Substandard	31	33	300	—	—	83	4,829	5,276
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	1	—	1
Total commercial and industrial	29,637	14,064	19,564	10,869	15,378	10,798	41,031	141,341
Equipment finance
Risk rating
Pass	154,685	104,681	53,178	4,773	—	—	—	317,317
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	323	—	—	—	—	323
Doubtful	—	—	280	—	—	—	—	280
Loss	—	—	—	—	—	—	—	—
Total equipment finance	154,685	104,681	53,781	4,773	—	—	—	317,920
Municipal leases
Risk rating
Pass	23,358	19,240	14,005	17,979	9,738	47,144	8,700	140,164
Special mention	—	—	—	—	—	257	—	257
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	23,358	19,240	14,005	17,979	9,738	47,401	8,700	140,421
PPP
Risk rating
Pass	29,667	16,983	—	—	—	—	—	46,650
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total PPP loans	29,667	16,983	—	—	—	—	—	46,650
Total commercial
Risk rating
Pass	$237,316	$154,914	$86,009	$33,511	$25,084	$57,733	$44,865	$639,432
Special mention	—	21	438	110	32	382	37	1,020
Substandard	31	33	623	—	—	83	4,829	5,599
Doubtful	—	—	280	—	—	—	—	280
Loss	—	—	—	—	—	1	—	1
Total commercial	$237,347	$154,968	$87,350	$33,621	$25,116	$58,199	$49,731	$646,332

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$4,244	$12,133	$2,357	$956	$—	$3,558	$42,267	$65,515
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	96	—	416	—	512
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	4,244	12,133	2,357	1,052	—	3,974	42,267	66,027
One-to-four family
Risk rating
Pass	72,723	52,987	46,958	40,461	37,361	143,531	4,345	398,366
Special mention	—	—	—	—	27	1,084	—	1,111
Substandard	246	981	—	216	86	5,037	—	6,566
Doubtful	—	—	—	—	—	191	—	191
Loss	—	—	—	—	—	315	—	315
Total one-to-four family	72,969	53,968	46,958	40,677	37,474	150,158	4,345	406,549
HELOCs
Risk rating
Pass	2,767	465	1,294	217	716	9,469	152,571	167,499
Special mention	—	—	—	—	—	12	—	12
Substandard	—	—	159	—	38	935	558	1,690
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOCs	2,767	465	1,453	217	754	10,416	153,129	169,201
Total residential real estate
Risk rating
Pass	$79,734	$65,585	$50,609	$41,634	$38,077	$156,558	$199,183	$631,380
Special mention	—	—	—	—	27	1,096	—	1,123
Substandard	246	981	159	312	124	6,388	558	8,768
Doubtful	—	—	—	—	—	191	—	191
Loss	—	—	—	—	—	315	—	315
Total residential real estate	$79,980	$66,566	$50,768	$41,946	$38,228	$164,548	$199,741	$641,777

	Term Loans By Origination Fiscal Year
June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$43,472	$28,153	$21,428	$19,105	$7,651	$2,152	$288	$122,249
Special mention	—	—		14	—	—	—	14
Substandard	29	418	214	284	147	85	11	1,188
Doubtful	—	—	—	—	—	—	—	—
Loss	2	1	1	—	—	—	—	4
Total consumer	$43,503	$28,572	$21,643	$19,403	$7,798	$2,237	$299	$123,455

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following tables present aging analyses of past due loans (including nonaccrual loans) by segment and class for the periods indicated below:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2022
Commercial real estate
Construction and land development	$—	$—	$—	$291,202	$291,202
Commercial real estate - owner occupied	—	52	52	335,606	335,658
Commercial real estate - non-owner occupied	—	—	—	662,159	662,159
Multifamily	—	—	—	81,086	81,086
Total commercial real estate	—	52	52	1,370,053	1,370,105
Commercial
Commercial and industrial	255	—	255	192,397	192,652
Equipment finance	186	56	242	394,299	394,541
Municipal leases	—	—	—	129,766	129,766
PPP loans	—	—	—	661	661
Total commercial	441	56	497	717,123	717,620
Residential real estate
Construction and land development	115	22	137	81,710	81,847
One-to-four family	910	1,394	2,304	351,899	354,203
HELOCs	283	122	405	159,732	160,137
Total residential real estate	1,308	1,538	2,846	593,341	596,187
Consumer	330	177	507	84,876	85,383
Total loans	$2,079	$1,823	$3,902	$2,765,393	$2,769,295

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2021
Commercial real estate
Construction and land development	$—	$37	$37	$179,390	$179,427
Commercial real estate - owner occupied	396	1,680	2,076	322,274	324,350
Commercial real estate - non-owner occupied	—	—	—	727,361	727,361
Multifamily	—	—	—	90,565	90,565
Total commercial real estate	396	1,717	2,113	1,319,590	1,321,703
Commercial
Commercial and industrial	634	19	653	140,688	141,341
Equipment finance	—	347	347	317,573	317,920
Municipal leases	—	—	—	140,421	140,421
PPP loans	—	—	—	46,650	46,650
Total commercial	634	366	1,000	645,332	646,332
Residential real estate
Construction and land development	6	35	41	65,986	66,027
One-to-four family	1,112	1,124	2,236	404,313	406,549
HELOCs	488	265	753	168,448	169,201
Total residential real estate	1,606	1,424	3,030	638,747	641,777
Consumer	677	295	972	122,483	123,455
Total loans	$3,313	$3,802	$7,115	$2,726,152	$2,733,267

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the year ended June 30, 2022.

	June 30, 2022	June 30, 2021	90 Days + & Still Accruing as of June 30, 2022	Nonaccrual with No Allowance as of June 30, 2022	Interest Income Recognized
Commercial real estate
Construction and land development	$67	$482	$—	$—	$5
Commercial real estate - owner occupied	706	3,265	—	—	23
Commercial real estate - non-owner occupied	5	208	—	—	1
Multifamily	103	3,542	—	—	7
Total commercial real estate	881	7,497	—	—	36
Commercial
Commercial and industrial	1,951	49	—	—	290
Equipment finance	270	630	—	—	17
Total commercial	2,221	679	—	—	307
Residential real estate
Construction and land development	137	22	—	—	4
One-to-four family	1,773	2,625	—	540	49
HELOCs	724	929	—	—	28
Total residential real estate	2,634	3,576	—	540	81
Consumer	384	854	—	—	24
Total loans	$6,120	$12,606	$—	$540	$448
The significant decrease in the nonaccrual balance in the above schedule compared to June 30, 2021 is mainly due to the payoff of two commercial real estate loan relationships totaling $5.1 million during the period.
TDRs are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. The above table excludes $9,818 and $11,088 of TDRs that were performing under their restructured payment terms as of June 30, 2022 and June 30, 2021, respectively.
The following tables present analyses of the ACL on loans by segment for the period indicated below. In addition to the provision (benefit) for credit losses on loans presented below, provisions (benefits) of $981 and $35 for off-balance sheet credit exposures and $(100) and $100 for commercial paper were recorded during the fiscal years ended June 30, 2022 and June 30, 2021, respectively.

	Year Ended June 30, 2022
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$15,084	$9,663	$8,185	$2,536	$35,468
Provision (benefit) for credit losses	(2,273)	3,110	(1,423)	(886)	(1,472)
Charge-offs	(485)	(1,728)	(116)	(183)	(2,512)
Recoveries	1,088	991	965	162	3,206
Net recoveries (charge-offs)	603	(737)	849	(21)	694
Balance at end of period	$13,414	$12,036	$7,611	$1,629	$34,690

	Year Ended June 30, 2021
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$15,413	$5,703	$5,685	$1,271	$28,072
Impact of adoption ASU 2016-13	833	3,240	8,687	2,049	14,809
Benefit for credit losses	(311)	(446)	(6,308)	(205)	(7,270)
Charge-offs	(1,000)	(977)	(611)	(945)	(3,533)
Recoveries	149	2,143	732	366	3,390
Net recoveries (charge-offs)	(851)	1,166	121	(579)	(143)
Balance at end of period	$15,084	$9,663	$8,185	$2,536	$35,468

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents an analysis of the ALL by segment, prior to the adoption of ASU 2016-13:

	Year Ended June 30, 2020
	PCI	Commercial	Retail Consumer	Total
Balance at beginning of period	$201	$14,809	$6,419	$21,429
Provision (benefit) for credit losses	(19)	8,656	(137)	8,500
Charge-offs	—	(2,961)	(855)	(3,816)
Recoveries	—	480	1,479	1,959
Net recoveries (charge-offs)	—	(2,481)	624	(1,857)
Balance at end of period	$182	$20,984	$6,906	$28,072
The following tables present ending balances of loans and the related ACL, by segment and class for the periods indicated below:

	Allowance for Credit Losses			Total Loans Receivable
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
June 30, 2022
Commercial real estate
Construction and land development	$—	$4,402	$4,402	$—	$291,202	$291,202
Commercial real estate - owner occupied	—	3,038	3,038	—	335,658	335,658
Commercial real estate - non-owner occupied	—	5,589	5,589	—	662,159	662,159
Multifamily	—	385	385	—	81,086	81,086
Total commercial real estate	—	13,414	13,414	—	1,370,105	1,370,105
Commercial
Commercial and industrial	2,191	2,892	5,083	2,854	189,798	192,652
Equipment finance	—	6,651	6,651	—	394,541	394,541
Municipal leases	—	302	302	—	129,766	129,766
PPP loans	—	—	—	—	661	661
Total commercial	2,191	9,845	12,036	2,854	714,766	717,620
Residential real estate
Construction and land development	—	1,052	1,052	—	81,847	81,847
One-to-four family	—	4,673	4,673	2,486	351,717	354,203
HELOCs	—	1,886	1,886	—	160,137	160,137
Total residential real estate	—	7,611	7,611	2,486	593,701	596,187
Consumer	—	1,629	1,629	—	85,383	85,383
Total	$2,191	$32,499	$34,690	$5,340	$2,763,955	$2,769,295

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Allowance for Credit Losses			Total Loans Receivable
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
June 30, 2021
Commercial real estate
Construction and land development	$—	$1,801	$1,801	$80	$179,347	$179,427
Commercial real estate - owner occupied	456	2,839	3,295	2,308	322,042	324,350
Commercial real estate - non-owner occupied	—	9,296	9,296	—	727,361	727,361
Multifamily	—	692	692	3,421	87,144	90,565
Total commercial real estate	456	14,628	15,084	5,809	1,315,894	1,321,703
Commercial
Commercial and industrial	9	2,583	2,592	760	140,581	141,341
Equipment finance	—	6,537	6,537	275	317,645	317,920
Municipal leases	—	534	534	—	140,421	140,421
PPP loans	—	—	—	—	46,650	46,650
Total commercial	9	9,654	9,663	1,035	645,297	646,332
Residential real estate
Construction and land development	—	812	812	—	66,027	66,027
One-to-four family	2	5,407	5,409	1,977	404,572	406,549
HELOCs	—	1,964	1,964	—	169,201	169,201
Total residential real estate	2	8,183	8,185	1,977	639,800	641,777
Consumer	—	2,536	2,536	—	123,455	123,455
Total	$467	$35,001	$35,468	$8,821	$2,724,446	$2,733,267
The following table presents average recorded investments in impaired loans and interest income recognized on impaired loans, prior to the adoption of ASU 2016-13:

	2020
	Average Recorded Investment	Interest Income Recognized
Commercial
Commercial real estate	$8,661	$336
Construction and development	1,218	54
Commercial and industrial	868	236
Equipment finance	652	29
Total commercial	11,399	655
Retail consumer
One-to-four family	14,796	687
HELOCs - originated	1,698	99
HELOCs - purchased	533	41
Construction and land/lots	1,149	83
Indirect auto finance	547	53
Consumer	194	7
Total retail consumer	18,917	970
Total loans	$30,316	$1,625

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents a summary of changes in the accretable yield for PCI loans, prior to the adoption of ASU 2016-13:

2020
Accretable yield, beginning of period	$5,259
Reclass from nonaccretable yield (1)	458
Other changes, net (2)	(316)
Interest income	(1,496)
Accretable yield, end of period	$3,905
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

	Type of Collateral and Extent to Which Collateral Secures Financial Assets
June 30, 2022	Residential Property	Investment Property	Commercial Property	Business Assets	Financial Assets Not Considered Collateral Dependent	Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$291,202	$291,202
Commercial real estate - owner occupied	—	—	—	—	335,658	335,658
Commercial real estate - non-owner occupied	—	—	—	—	662,159	662,159
Multifamily	—	—	—	—	81,086	81,086
Total commercial real estate	—	—	—	—	1,370,105	1,370,105
Commercial
Commercial and industrial	—	—	—	2,594	190,058	192,652
Equipment finance	—	—	—	—	394,541	394,541
Municipal leases	—	—	—	—	129,766	129,766
PPP loans	—	—	—	—	661	661
Total commercial	—	—	—	2,594	715,026	717,620
Residential real estate
Construction and land development	—	—	—	—	81,847	81,847
One-to-four family	1,318	—	—	—	352,885	354,203
HELOCs	—	—	—	—	160,137	160,137
Total residential real estate	1,318	—	—	—	594,869	596,187
Consumer	—	—	—	—	85,383	85,383
Total	$1,318	$—	$—	$2,594	$2,765,383	$2,769,295
Total collateral value	$2,443	$—	$—	$69

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Type of Collateral and Extent to Which Collateral Secures Financial Assets
June 30, 2021	Residential Property	Investment Property	Commercial Property	Business Assets	Financial Assets Not Considered Collateral Dependent	Total
Commercial real estate
Construction and land development	$—	$80	$—	$—	$179,347	$179,427
Commercial real estate - owner occupied	—	—	2,308	—	322,042	324,350
Commercial real estate - non-owner occupied	—	—	—		727,361	727,361
Multifamily	—	3,421	—	—	87,144	90,565
Total commercial real estate	—	3,501	2,308	—	1,315,894	1,321,703
Commercial
Commercial and industrial	—	—	—	25	141,316	141,341
Equipment finance	—	—	—	275	317,645	317,920
Municipal leases	—	—	—	—	140,421	140,421
PPP loans	—	—	—	—	46,650	46,650
Total commercial	—	—	—	300	646,032	646,332
Residential real estate
Construction and land development	—	—	—	—	66,027	66,027
One-to-four family	807	—	—	—	405,742	406,549
HELOCs	—	—	—	—	169,201	169,201
Total residential real estate	807	—	—	—	640,970	641,777
Consumer	—	—	—	—	123,455	123,455
Total	$807	$3,501	$2,308	$300	$2,726,351	$2,733,267
Total collateral value	$1,160	$3,602	$2,723	$301
The following table presents a breakdown of the types of concessions made on TDRs by loan class for the periods indicated below:

	Year Ended June 30,
	2022			2021			2020
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate
Commercial real estate
Commercial real estate - non-owner occupied	—	$—	$—	—	$—	$—	1	$88	$86
Commercial
Commercial and industrial	1	275	260	—	—	—	—	—	—
Residential real estate
One-to-four family	1	124	120	—	—	—	—	—	—
Total below market interest rate	2	399	380	—	—	—	1	88	86

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Year Ended June 30,
	2022			2021			2020
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Extended payment terms
Commercial:
Commercial and industrial	—	—	—	—	—	—	1	826	826
Residential real estate
One-to-four family	1	35	34	—	—	—	2	70	61
Consumer	1	50	51	2	28	27	—	—	—
Total extended payment terms	2	85	85	2	28	27	3	896	887

Other TDRs
Commercial real estate
Construction and land development	—	—	—	—	—	—	1	182	79
Commercial real estate - non-owner occupied	—	—	—	—	—	—	1	30	21
Multifamily	—	—	—	1	4,408	3,421	—	—	—
Commercial
Commercial and industrial	2	840	826	—	—	—	—	—	—
Residential real estate
Construction and land development	—	—	—	1	225	213	—	—	—
One-to-four family	2	93	91	4	269	256	5	511	502
HELOCs	1	18	18	2	53	74	1	27	27
Consumer	6	74	61	14	207	144	3	63	49
Total other TDRs	11	1,025	996	22	5,162	4,108	11	813	678
Total	15	$1,509	$1,461	24	$5,190	$4,135	15	$1,797	$1,651
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the periods indicated below:

	Year Ended June 30,
	2022		2021		2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Other TDRs
Commercial real estate
Construction and land development	—	$—	—	$—	1	$79
Consumer	1	25	1	30	—	—
Total	1	$25	1	$30	1	$79
Other TDRs include TDRs that have a below market interest rate and extended payment terms. The Company does not typically forgive principal when restructuring troubled debt.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

In the determining the ACL, management considers TDRs for all loan classes, and the subsequent nonperformance in accordance with their modified terms, by measuring a reserve on a loan-by-loan basis based on either the value of the loan’s expected future cash flows discounted at the loan’s original effective interest rate or on the collateral value, net of the estimated costs of disposal, if the loan is collateral dependent.
Off-Balance Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At June 30, 2022, the allowance for credit losses on off-balance sheet credit exposures included in other liabilities was $3,304.
6. Premises and Equipment
Premises and equipment as of the dates indicated consist of the following:

	June 30,
	2022	2021
Land	$24,332	$25,488
Office buildings	68,385	68,861
Furniture, fixtures and equipment	16,550	16,244
Total	109,267	110,593
Less: accumulated depreciation	(40,173)	(39,684)
Premises and equipment, net	$69,094	$70,909
Depreciation expense associated with premises and equipment was $3,986, $3,634, and $3,462 for the years ended June 30, 2022, 2021, and 2020.
7. Goodwill and Core Deposit Intangibles
The carrying amount of the Company's goodwill was $25,638 as of June 30, 2022 and 2021. Amortization expense related to core deposit intangibles was $250, $735, and $1,421 for the years ended June 30, 2022, 2021, and 2020, respectively. As of June 30, 2022, the estimated amortization expense for each of the next two years is as follows:

2023	$90
2024	3
Total	$93
8. Deposit Accounts
Deposit accounts at the dates indicated consist of the following:

	June 30,
	2022	2021
Noninterest-bearing accounts	$745,746	$636,414
NOW accounts	654,981	644,958
Money market accounts	969,661	975,001
Savings accounts	238,197	226,391
Certificates of deposit	491,176	472,777
Total	$3,099,761	$2,955,541
Deposits received from executive officers and directors and their associates totaled approximately $1,012 and $4,618 at June 30, 2022 and 2021, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

As of June 30, 2022, scheduled maturities of certificates of deposit are as follows:

2023	$428,734
2024	33,134
2025	17,401
2026	6,440
2027	5,467
Thereafter	—
Total	$491,176
Certificates of deposit with balances of $250 or greater totaled $156,558 and $75,447 at June 30, 2022 and 2021, respectively. Generally, deposit amounts in excess of $250 are not federally insured.
9. Borrowings
Borrowings consist of the following at the dates indicated:

	June 30,
	2022		2021
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB Advances	$—	—%	$115,000	0.16%
All qualifying one-to-four family loans, HELOCs, commercial real estate loans, and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances. During the year ended June 30, 2021, the Company paid $22.7 million in prepayment penalties on FHLB advances.
At June 30, 2022 and 2021, the Company had the ability to borrow $277,561 and $289,411, respectively, through FHLB advances. At these same dates, the Company had an unused line of credit with the FRB in the amounts of $68,230 and $92,913 and unused lines of credit with three unaffiliated banks for $120,000 and $100,000, respectively.
10. Leases
As Lessee - Operating Leases
The Company's operating leases primarily include office space and bank branches. Certain leases include one or more options to renew, with renewal terms that can extend the lease term up to 15 additional years. The exercise of lease renewal options is at management's sole discretion. When it is reasonably certain that the Company will exercise our option to renew or extend the lease term, that option is included in estimating the value of the ROU and lease liability. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the Company's lease agreements include periodic rate adjustments for inflation. The depreciable life of ROU assets and leasehold improvements are limited to the shorter of the useful life or the expected lease term. Leases with an initial term of 12 months or less are not recorded on the Company's Consolidated Balance Sheets. The Company recognizes lease expense for these leases over the lease term.
The following tables present supplemental balance sheet information related to operating leases. ROU assets are included in other assets and lease liabilities are included in other liabilities.

	June 30,
	2022	2021
Supplemental balance sheet information
ROU assets	$5,846	$5,498
Lease liabilities	$6,641	$5,926
Weighted-average remaining lease terms (years)	10.80	9.49
Weighted-average discount rate	2.90%	3.18%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following schedule summarizes aggregate future minimum lease payments under these operating leases at June 30, 2022:

Fiscal year ending June 30
2023	$1,425
2024	981
2025	680
2026	555
2027	573
Thereafter	3,772
Total undiscounted minimum lease payments	7,986
Less: amount representing interest	(1,345)
Total lease liability	$6,641
The following table presents components of operating lease expense as of the dates indicated:

	Year Ended June 30,
	2022	2021
Operating lease cost (included in occupancy expense, net)	$1,559	$1,637
Variable lease cost (included in occupancy expense, net)	9	24
Sublease income (included in other noninterest income)	(189)	(207)
Total operating lease expense, net	$1,379	$1,454
As Lessee - Finance Lease
The Company currently leases land for one of its branch office locations under a finance lease. The ROU asset for the finance lease totaled $2,052 at June 30, 2022 and 2021 and is included in other assets. The corresponding lease liability totaled $1,763 and $1,804 at June 30, 2022 and 2021, respectively, and is included in other liabilities. For the years ended June 30, 2022 and 2021, interest expense on the lease liability totaled $93 and $95, respectively. The finance lease has a maturity date of July 2028 and a discount rate of 5.18%.
The following schedule summarizes aggregate future minimum lease payments under this finance lease obligation at June 30, 2022:

Fiscal year ending June 30
2023	$134
2024	145
2025	146
2026	146
2027	146
Thereafter	1,557
Total undiscounted minimum lease payments	2,274
Less: amount representing interest	(511)
Total lease liability	$1,763
Supplemental lease cash flow information as of the dates indicated:

	Year Ended June 30,
	2022	2021
ROU assets - noncash additions (operating leases)	$1,186	$2,586
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	1,438	2,036
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	134	134
As Lessor - General
The Company leases equipment to commercial end users under operating and finance lease arrangements. The Company's equipment finance leases consist mainly of construction, transportation, healthcare, and manufacturing equipment. Many of its operating and finance leases offer the lessee the option to purchase the equipment at fair value or for a nominal fixed purchase option; and most of the leases that do not have a nominal purchase option include renewal provisions resulting in some leases continuing beyond initial contractual terms. The Company's leases do not include early termination options, and continued rent payments are due if leased equipment is not returned at the end of the lease.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to five years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $20,075 and $25,932 with a residual value of $12,874 and $15,330 as of June 30, 2022 and 2021, respectively.
The following table presents total equipment finance operating lease income and depreciation expense as of the dates indicated:

	Year Ended June 30,
	2022	2021
Operating lease income	$6,392	$5,601
Depreciation expense	5,362	5,864
The following schedule summarizes aggregate future minimum lease payments to be received at June 30, 2022:

Fiscal year ending June 30
2023	$5,080
2024	3,010
2025	998
2026	355
2027	113
Thereafter	—
Total of future minimum payments	$9,556
As Lessor - Finance Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loans segment of the loan portfolio. For the years ended June 30, 2022 and 2021, total interest income on equipment finance leases totaled $3,057 and $2,444, respectively.
The lease receivable component of finance lease net investment included within equipment finance class of financing receivables was $62.2 million and $63.3 million at June 30, 2022 and 2021, respectively.
The following schedule summarizes aggregate future minimum finance lease payments to be received at June 30, 2022:

Fiscal year ending June 30
2023	$21,287
2024	18,615
2025	13,772
2026	9,299
2027	4,578
Thereafter	1,047
Total undiscounted minimum payments	68,598
Less: amount representing interest	(6,410)
Total lease receivable	$62,188

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

11. Income Taxes
Income tax expense as of the dates indicated consisted of:

	Year Ended June 30,
	2022	2021	2020
Current
Federal	$2,411	$(340)	$80
State	730	188	748
Total current expense (benefit)	3,141	(152)	828
Deferred
Federal	5,992	3,374	5,184
State	592	199	12
Total deferred expense	6,584	3,573	5,196
Total income tax expense	$9,725	$3,421	$6,024
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences for the periods indicated:

	Year Ended June 30,
	2022		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate
Tax at federal income tax rate	$9,529	21%	$4,010	21%	$6,049	21%
Increase (decrease) resulting from
Tax exempt income	(844)	(2)	(911)	(5)	(872)	(3)
State tax, net of federal benefit	818	2	306	2	600	2
Other	222	—	16	—	247	1
Total	$9,725	21%	$3,421	18%	$6,024	21%
The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at June 30, 2022 and 2021 are presented below:

	June 30,
	2022	2021
Deferred tax assets
Allowance for credit losses	$8,796	$8,158
Deferred compensation and post-retirement benefits	8,407	8,349
Impairments on real estate owned	61	110
Other than temporary impairment on investments	—	2,205
Net operating loss carryforward	3,353	4,489
Discount from business combinations	1,228	2,474
Unrealized loss on securities held for sale	718	—
Share-based compensation expense	1,860	2,166
Other	2,000	1,412
Total deferred tax assets	26,423	29,363
Deferred tax liabilities
Depreciable basis of fixed assets	(8,565)	(6,555)
Deferred loan fees	(774)	(753)
FHLB stock, book basis in excess of tax	(89)	(89)
Unrealized gain on debt securities available for sale	—	(452)
BOLI available for redemption	(4,679)	(3,902)
Other	(829)	(711)
Total deferred tax liabilities	(14,936)	(12,462)
Net deferred tax assets	$11,487	$16,901

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company had federal NOL carry forwards of $15,967 and $21,377 as of June 30, 2022 and June 30, 2021, respectively, with a recorded tax benefit of $3,353 and $4,489 included in deferred tax assets. The majority of these NOLs will expire for federal tax purposes from 2028 through 2036, if not previously used.
Retained earnings at June 30, 2022 and 2021 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2018.
12. Employee Benefit Plans
The HomeTrust Bank KSOP Plan is comprised of two components, the 401(k) Plan and the ESOP. The KSOP benefits employees who have attained age 21 and who are employed on the last day of the plan year, or separated during the plan year due to death, disability, or after meeting normal retirement age. Under the 401(k), the Company matches employee contributions at 50% of employee deferrals up to 6% of each employee’s eligible compensation. The Company may also make discretionary profit sharing contributions for the benefit of all eligible participants as long as total contributions do not exceed applicable limitations. Employees become fully vested in the Company’s contributions after four years of service. Under the ESOP, the amount of the Bank's annual contribution is discretionary; however, it must be sufficient to pay the annual loan payment to the Company.
The Company’s expense for 401(k) contributions to this plan was $911, $914, and $782 for the years ended June 30, 2022, 2021, and 2020, respectively. The Company's expense related to the ESOP for the fiscal years ended June 30, 2022, 2021, and 2020 was $1,502, $1,125, and $1,195, respectively.
Shares held by the ESOP at the dates indicated include the following:

	June 30,
	2022	2021
Unallocated ESOP shares	529,000	581,900
Allocated ESOP shares	502,550	449,650
ESOP shares committed to be released	26,450	26,450
Total ESOP shares	1,058,000	1,058,000
Fair value of unallocated ESOP shares	$13,225	$16,235
Post-retirement health care benefits are provided to certain key current and former officers under the Company’s Executive Medical Care Plan (“EMCP”). The EMCP is unfunded and is not qualified under the IRC. Plan expense for the years ended June 30, 2022, 2021, and 2020 was $219, $263, and $260, respectively. Total accrued expenses related to this plan included in other liabilities were $5,533 and $5,444 as of June 30, 2022 and 2021, respectively.
13. Deferred Compensation Agreements
The Company’s Director Emeritus Plans (“Plans”) provide certain benefits to Emeritus Directors for providing current advisory services to the Company. The Plans are unfunded and are not qualified under the IRC. Plan benefits vary by participant and are payable to a designated beneficiary in the event of death. The Company records an expense based on the present value of expected future benefits. Plan expenses for the years ended June 30, 2022, 2021, and 2020 were $313, $392, and $398, respectively. Total accrued expenses related to these plans included in other liabilities were $7,224 and $7,576 as of June 30, 2022 and 2021, respectively.
The Company has deferred compensation agreements with certain members of the Company’s Board of Directors. The future payments related to these agreements are to be funded with life insurance contracts which are payable to the Company at the time of the director’s death. For the years ended June 30, 2022, 2021, and 2020 deferred compensation expense was $7, $18, and $21, respectively.
The net cash surrender value of the related life insurance policies and deferred compensation liability as of the dates indicated are detailed below:

	June 30,
	2022	2021
Net cash surrender value of life insurance, related to deferred compensation	$6,725	$6,481
Deferred compensation liability, included in other liabilities	430	675
Long term deferred compensation and supplemental retirement plans are provided to certain key current and former officers. These plans are unfunded and are not qualified under the IRC. The benefits will vary by participant and are payable to a designated beneficiary in the event of death. Plan expenses for the years ended June 30, 2022, 2021, and 2020 were $616, $653, and $783, respectively. Total accrued expenses related to these plans included in other liabilities were $17,048 and $17,900 as of June 30, 2022 and 2021, respectively.
In addition, the Company has a deferred compensation plan provided to certain officers and directors. The plan allows the participants to defer any of their annual compensation, including bonus payments, up to the maximum allowed for each participant. The plan is unfunded and is

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

not qualified under the IRC. Plan expenses for the years ended June 30, 2022, 2021, and 2020 were $150, $164, and $208, respectively. The total deferred compensation plan payable included in other liabilities was $4,435 and $4,617 as of June 30, 2022 and 2021, respectively.
14. Equity Incentive Plan
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
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the dates indicated below:

	Year Ended June 30,
	2022	2021	2020
Share-based compensation expense	$2,152	$2,102	$1,822
Tax benefit	508	494	428
The table below presents stock option activity and related information for the periods indicated below:

	Options	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2020	1,615,500	$18.12	4.4	$1,711
Granted	49,750	23.44
Exercised	(318,894)	14.40
Forfeited	(26,900)	25.77
Options outstanding at June 30, 2021	1,319,456	$19.07	3.9	$11,657
Exercisable at June 30, 2021	1,074,706	$17.63	3.1	$11,036
Non-vested at June 30, 2021	244,750	$25.37	7.5	$621

Options outstanding at June 30, 2021	1,319,456	$19.07	3.9	$11,657
Granted	47,850	30.90
Exercised	(413,636)	14.70
Forfeited	(24,800)	23.96
Options outstanding at June 30, 2022	928,870	$21.49	4.1	$4,036
Exercisable at June 30, 2022	756,720	$20.24	3.3	$3,971
Non-vested at June 30, 2022	172,150	$26.96	7.5	$65
Assumptions used in estimating the fair value of option granted during the periods indicated were as follows:

	Year Ended June 30,
	2022	2021
Weighted-average volatility	28.01%	28.32%
Expected dividend yield	1.13%	1.33%
Risk-free interest rate	2.02%	0.77%
Expected life (years)	6.5	6.5
Weighted-average fair value of options granted	$8.60	$5.61
At June 30, 2022, the Company had $954 of unrecognized compensation expense related to 172,150 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.6 years at June 30, 2022. At June 30, 2021, the Company had $1,258 of unrecognized compensation expense related to 244,750 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.6 years at June 30, 2021.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents restricted stock award activity and related information:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at June 30, 2020	144,046	$25.89	$2,305
Granted	58,547	23.10
Vested	(45,296)	25.17
Forfeited	(5,722)	25.02
Non-vested at June 30, 2021	151,575	$25.06	$4,229
Granted	51,679	31.18
Vested	(53,744)	25.22
Forfeited	(13,600)	25.27
Non-vested at June 30, 2022	135,910	$27.40	$2,345
The table above includes non-vested performance-based restrictive stock units totaling 33,218 and 30,780 at June 30, 2022 and 2021, respectively. Each issuance of these stock units is scheduled to vest over 3.0 years assuming the applicable dilutive EPS goals are met.
At June 30, 2022, unrecognized compensation expense was $2,771 related to 135,910 shares of restricted stock originally scheduled to vest over three- and five-year periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.6 years at June 30, 2022. At June 30, 2021, unrecognized compensation expense was $2,811 related to 151,575 shares of restricted stock originally scheduled to vest over three- and five-year periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.7 years at June 30, 2021.
15. Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Year Ended June 30,
	2022	2021	2020
Numerator
Net income	$35,653	$15,675	$22,783
Allocation of earnings to participating securities	(310)	(145)	(194)
Numerator for basic EPS - Net income available to common stockholders	$35,343	$15,530	$22,589
Effect of dilutive securities:
Dilutive effect of participating securities	—	4	6
Numerator for diluted EPS	$35,343	$15,534	$22,595
Denominator
Weighted-average common shares outstanding - basic	15,516,173	16,078,066	16,729,056
Dilutive effect of assumed exercise of stock options	294,236	417,049	563,183
Weighted-average common shares outstanding - diluted	15,810,409	16,495,115	17,292,239
Net income per share - basic	$2.27	$0.96	$1.34
Net income per share - diluted	$2.23	$0.94	$1.30
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 96,350 and 529,850 stock options that were anti-dilutive as of June 30, 2022 and 2021, respectively.
16. Commitments and Contingencies
Loan Commitments - Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At June 30, 2022 and June 30, 2021, respectively, loan commitments (excluding $312,893 and $277,600 of undisbursed portions of construction loans) totaled $104,745 and $123,463 of which $23,159 and $45,270 were variable rate commitments and $81,586 and $78,193 were fixed rate commitments. The fixed rate loans had interest rates ranging from 1.41% to 9.00% at June 30, 2022 and 2.50% to 8.36% at June 30, 2021, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally HELOCs, commercial lines of credit, and overdraft protection loans) totaled $485,239 and $530,505 at June 30, 2022 and 2021, respectively. These amounts represent the Company’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to certain one-to-four

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these commitments was not material at June 30, 2022 or June 30, 2021, respectively.
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
Restrictions on Cash - In response to COVID-19, the FRB reduced the reserve requirements to zero on March 15, 2020. Prior to this change the Bank was required by regulation to maintain a varying cash reserve balance with the FRB.
Guarantees - Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of June 30, 2022 and 2021 were $18,362 and $8,681, respectively. There was no liability recorded for these letters of credit at June 30, 2022 or June 30, 2021, respectively.
Litigation - From time to time, the Company is involved in litigation matters in the ordinary course of business. These proceedings and the associated legal claims are often contested, and the outcome of individual matters is not always predictable. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to actions to enforce liens on properties in which the Company holds a security interest. The Company is not a party to any pending legal proceedings that management believes would have a material adverse effect on the Company’s financial condition or results of operations.
17. Regulatory Capital Matters
HomeTrust Bancshares, Inc. is a bank holding company subject to regulation by the Federal Reserve. As a bank holding company, it is subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. The Company's subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements.
Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
At June 30, 2022, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. Consistent with the Company's goals to operate a sound and profitable organization, its policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at June 30, 2022 under applicable regulatory requirements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
June 30, 2022
CET1 Capital (to risk-weighted assets)	$372,797	10.76%	$155,844	4.50%	$225,108	6.50%
Tier 1 Capital (to total adjusted assets)	372,797	10.50	142,028	4.00	177,535	5.00
Tier 1 Capital (to risk-weighted assets)	372,797	10.76	207,792	6.00	277,057	8.00
Total Risk-based Capital (to risk-weighted assets)	395,962	11.43	277,057	8.00	346,321	10.00

June 30, 2021
CET1 Capital (to risk-weighted assets)	$375,320	11.26%	$149,943	4.50%	$216,584	6.50%
Tier 1 Capital (to total adjusted assets)	375,320	10.29	145,915	4.00	182,393	5.00
Tier 1 Capital (to risk-weighted assets)	375,320	11.26	199,924	6.00	266,565	8.00
Total Risk-based Capital (to risk-weighted assets)	398,408	11.96	266,565	8.00	333,206	10.00

HomeTrust Bank:
June 30, 2022
CET1 Capital (to risk-weighted assets)	$358,600	10.35%	$155,844	4.50%	$225,108	6.50%
Tier 1 Capital (to total adjusted assets)	358,600	10.11	141,814	4.00	177,267	5.00
Tier 1 Capital (to risk-weighted assets)	358,600	10.35	207,792	6.00	277,057	8.00
Total Risk-based Capital (to risk-weighted assets)	381,765	11.02	277,057	8.00	346,321	10.00

June 30, 2021
CET1 Capital (to risk-weighted assets)	$357,767	10.74%	$149,936	4.50%	$216,575	6.50%
Tier 1 Capital (to total adjusted assets)	357,767	9.81	145,933	4.00	182,417	5.00
Tier 1 Capital (to risk-weighted assets)	357,767	10.74	199,915	6.00	266,553	8.00
Total Risk-based Capital (to risk-weighted assets)	380,855	11.43	266,553	8.00	333,192	10.00
As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, the Company has elected the option to delay the estimated impact on regulatory capital of ASU 2016-13, which was adopted on July 1, 2020. The initial adoption of ASU 2016-13 as well as 25% of the quarterly increases in the ACL subsequent to adoption (collectively the “transition adjustments”) will be delayed for two years. After two years, the cumulative amount of the transition adjustments will become fixed and will be phased out of the regulatory capital calculations evenly over a three-year period, with 75% recognized in year three, 50% recognized in year four, and 25% recognized in year five. After five years, the temporary regulatory capital benefits will be fully reversed.
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of June 30, 2022, the Company's and Bank's risk-based capital exceeded the required capital contribution buffer.
Dividends paid by HomeTrust Bank are limited, without prior regulatory approval, to current year earnings and earnings less dividends paid during the preceding two years.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

18. Parent Company Only Condensed Financial Information
The following tables present parent company only condensed financial information:

Condensed Balance Sheets	June 30,
	2022	2021
Assets
Cash and cash equivalents	$6,852	$9,602
REO	—	143
Investment in bank subsidiary	374,648	378,966
ESOP loan receivable	6,154	6,665
Other assets	1,252	1,241
Total assets	$388,906	$396,617
Liabilities and stockholders’ equity
Other liabilities	$61	$98
Stockholders’ equity	388,845	396,519
Total liabilities and stockholders’ equity	$388,906	$396,617

Condensed Statements of Income	Year Ended June 30,
	2022	2021	2020
Income
Interest income	$149	$158	$217
Equity in undistributed bank subsidiary income	36,281	16,246	23,522
Other	—	—	1
Total income	36,430	16,404	23,740
Expense
Management fee expense	516	474	399
REO related expense, net	(3)	—	254
Recovery of loan losses	—	—	(4)
Other	264	255	258
Total expense	777	729	907
Income before income taxes	35,653	15,675	22,833
Income tax expense	—	—	50
Net income	$35,653	$15,675	$22,783

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows	Year Ended June 30,
	2022	2021	2020
Operating activities
Net income	$35,653	$15,675	$22,783
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	—	—	(4)
(Gain) loss on sale of REO	(3)	—	249
Increase in other assets	(11)	(435)	(221)
Equity in undistributed bank subsidiary income	(36,281)	(16,246)	(23,522)
ESOP compensation expense	1,502	1,125	1,195
Share-based compensation expense	2,152	2,102	1,822
Increase (decrease) in other liabilities	(37)	(61)	45
Net cash provided by operating activities	2,975	2,160	2,347
Investing activities
Proceeds from maturities of CDs in other banks	—	—	746
Decrease in loans	—	—	1,243
Increase in investment in bank subsidiary	(1,707)	(1,330)	(1,380)
Dividends from bank subsidiary	38,389	21,416	19,445
ESOP principal payments received	511	253	494
Proceeds from sale of REO	146	—	229
Net cash provided by investing activities	37,339	20,339	20,777
Financing activities
Common stock repurchased	(43,348)	(16,155)	(24,484)
Cash dividends paid	(5,452)	(5,018)	(4,552)
Retired stock	(345)	(204)	(222)
Exercised stock options	6,081	4,592	1,541
Net cash used in financing activities	(43,064)	(16,785)	(27,717)
Net increase (decrease) in cash and cash equivalents	(2,750)	5,714	(4,593)
Cash and cash equivalents at beginning of period	9,602	3,888	8,481
Cash and cash equivalents at end of period	$6,852	$9,602	$3,888
19. Fair Value of Financial Instruments
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:
Level 1:    Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2:    Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3:    Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description of valuation methodologies used for assets recorded at fair value. The Company does not have any liabilities recorded at fair value.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
U.S government agencies	$18,459	$—	$18,459	$—
MBS, residential	47,233	—	47,233	—
Municipal bonds	5,558	—	5,558	—
Corporate bonds	55,728	—	55,728	—
Total	$126,978	$—	$126,978	$—

	June 30, 2021
	Total	Level 1	Level 2	Level 3
U.S government agencies	$19,073	$—	$19,073	$—
MBS, residential	43,404	—	43,404	—
Municipal bonds	9,551	—	9,551	—
Corporate bonds	84,431	—	84,431	—
Total	$156,459	$—	$156,459	$—
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
There were no transfers between levels during the years ended June 30, 2022 and 2021.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial loans
Commercial and industrial	$415	$—	$—	$415
Residential real estate loans
One-to-four family	—	—	—	—
Total	$415	$—	$—	$415

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate - owner occupied	$1,422	$—	$—	$1,422
Multifamily	3,421	—	—	3,421
Commercial loans
Equipment finance	275	—	—	275
Total	$5,118	$—	$—	$5,118
A loan is considered to be collateral dependent when, based on current information and events, the Company expects repayment of the financial assets to be provided substantially through the operation or sale of the collateral and the Company has determined that the borrower is experiencing financial difficulty as of the measurement date. For real estate loans, the fair value of the loan's collateral is determined by a third party appraisal, which is then adjusted for the estimated selling and closing costs related to liquidation of the collateral (typically ranging from 8% to 12% of the appraised value). For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. Additional discounts of 5% to 15% may be applied depending on the age of the appraisals. The unobservable inputs may vary depending on the age of the appraisals. The unobservable inputs may vary depending on the individual asset with no one of the three methods being the predominant approach. For non-real estate loans, the fair value of the loan's collateral may be determined using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the customer and customer's business.
The stated carrying value and estimated fair value amounts of financial instruments as of June 30, 2022 and June 30, 2021, are summarized below:

	June 30, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$105,119	$105,119	$105,119	$—	$—
Commercial paper, net	194,427	194,427	194,427	—	—
Certificates of deposit in other banks	23,551	23,551	—	23,551	—
Debt securities available for sale	126,978	126,978	—	126,978	—
Loans held for sale	79,307	80,489	—	—	80,489
Loans, net	2,734,605	2,687,293	—	—	2,687,293
FHLB and FRB stock	9,326	N/A	N/A	N/A	N/A
SBIC investments	12,758	12,758	—	—	12,758
Accrued interest receivable	8,573	8,573	24	580	7,969
Liabilities
Noninterest-bearing and NOW deposits	1,400,727	1,400,727	—	1,400,727	—
Money market accounts	969,661	969,661	—	969,661	—
Savings accounts	238,197	238,197	—	238,197	—
Certificates of deposit	491,176	485,452	—	485,452	—
Accrued interest payable	80	80	—	80	—

	June 30, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$50,990	$50,990	$50,990	$—	$—
Commercial paper, net	189,596	189,596	189,596	—	—
Certificates of deposit in other banks	40,122	40,122	—	40,122	—
Debt securities available for sale	156,459	156,459	—	156,459	—
Loans held for sale	93,539	94,779	—	—	94,779
Loans, net	2,697,799	2,668,570	—	—	2,668,570
FHLB and FRB stock	13,521	N/A	N/A	N/A	N/A
SBIC investments	10,171	10,171	—	—	10,171
Accrued interest receivable	7,933	7,933	52	542	7,339
Liabilities
Noninterest-bearing and NOW deposits	1,281,372	1,281,372	—	1,281,372	—
Money market accounts	975,001	975,001	—	975,001	—
Savings accounts	226,391	226,391	—	226,391	—
Certificates of deposit	472,777	474,397	—	474,397	—
Borrowings	115,000	115,000	—	115,000	—
Accrued interest payable	52	52	—	52	—
The Company had off-balance sheet financial commitments, which include approximately $921,239 and $931,568 of commitments to originate loans, undisbursed portions of construction loans, unused lines of credit, and standing letters of credit at June 30, 2022 and 2021, respectively (see "Note 16 - Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

20. Unaudited Interim Financial Information
The unaudited statements of income for each of the quarters during the fiscal years ended June 30, 2022, 2021 and 2020 are summarized below:

	Three Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Interest and dividend income	$30,126	$28,195	$28,488	$29,305
Interest expense	1,267	1,155	1,320	1,598
Net interest income	28,859	27,040	27,168	27,707
Provision (benefit) for credit losses	3,413	(45)	(2,500)	(1,460)
Net interest income after provision (benefit) for credit losses	25,446	27,085	29,668	29,167
Noninterest income	9,716	8,947	10,180	10,352
Noninterest expense	27,459	25,799	25,909	26,016
Income before income taxes	7,703	10,233	13,939	13,503
Income tax expense	1,678	2,210	2,861	2,976
Net income	$6,025	$8,023	$11,078	$10,527
Net income per common share
Basic	$0.40	$0.51	$0.70	$0.66
Diluted	$0.39	$0.51	$0.68	$0.65

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Interest and dividend income	$28,806	$29,321	$30,157	$30,449
Interest expense	2,808	3,628	4,035	4,940
Net interest income	25,998	25,693	26,122	25,509
Provision (benefit) for credit losses	(955)	(4,100)	(3,030)	950
Net interest income after provision (benefit) for credit losses	26,953	29,793	29,152	24,559
Noninterest income	11,160	10,678	9,344	8,639
Noninterest expense	48,233	30,506	26,443	26,000
Income (loss) before income taxes	(10,120)	9,965	12,053	7,198
Income tax expense (benefit)	(2,712)	2,096	2,592	1,445
Net income (loss)	$(7,408)	$7,869	$9,461	$5,753
Net income (loss) per common share
Basic	$(0.46)	$0.49	$0.58	$0.35
Diluted	$(0.46)	$0.48	$0.57	$0.35

	Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Interest and dividend income	$31,074	$33,037	$35,896	$36,247
Interest expense	6,386	7,728	8,862	9,174
Net interest income	24,688	25,309	27,034	27,073
Provision for credit losses	2,700	5,400	400	—
Net interest income after provision for credit losses	21,988	19,909	26,634	27,073
Noninterest income	7,223	6,375	9,074	7,660
Noninterest expense	24,652	24,903	24,041	23,533
Income before income taxes	4,559	1,381	11,667	11,200
Income tax expense	964	188	2,476	2,396
Net income	$3,595	$1,193	$9,191	$8,804
Net income per common share
Basic	$0.22	$0.07	$0.54	$0.51
Diluted	$0.22	$0.07	$0.52	$0.49

21. Subsequent Events
On July 24, 2022, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Quantum Capital Corp., a Georgia corporation (“Quantum”). Pursuant to the terms and conditions set forth in the Merger Agreement, Quantum will merge with and into the Company, with the Company surviving, and Quantum National Bank, the wholly owned subsidiary of Quantum, will merge with and into the Bank with the Bank as the surviving bank. The Merger Agreement was unanimously approved by the Boards of both Quantum and HomeTrust and by the Quantum stockholders. The parties anticipate that the Merger will close in the first quarter of calendar year 2023.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2022 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022, utilizing the framework established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2022 was effective.
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
FORVIS, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in Item 8 of this Form 10-K. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of June 30, 2022.
Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item will be contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders being held on November 14, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation
The information called for by this Item will be contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders being held on November 14, 2022, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item will be contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders being held on November 14, 2022, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item will be contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders being held on November 14, 2022, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information called for by this Item will be contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders being held on November 14, 2022, and is incorporated herein by reference.
The Independent Registered Public Accounting Firm is FORVIS, LLP (PCAOB Firm ID No. 686) located in Springfield, Missouri.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements: See Part II – Item 8. Financial Statements and Supplementary Data.
(a)(2) Financial Statement Schedules: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3) Exhibits: See Exhibit Index.
(b) Exhibits: The following exhibits are filed as part of this Form 10-K and this list constitutes the Exhibit Index.

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Agreement and Plan of Merger, dated as of September 20, 2016, by and between HomeTrust Bancshares, Inc. and TriSummit Bancorp, Inc.	(a)
2.2	Purchase and Assumption Agreement, dated as of June 9, 2014, between Bank of America, National Association and HomeTrust Bank	(b)
2.3	Agreement and Plan of Merger, dated as of January 22, 2014, by and between HomeTrust Bancshares, Inc. and Jefferson Bancshares, Inc.	(c)
2.4	Agreement and Plan of Merger, dated as of July 24, 2022, by and between HomeTrust Bancshares, Inc. and Quantum Capital Corp.	(r)
3.1	Charter of HomeTrust Bancshares, Inc.	(d)
3.2	Amended and Restated Bylaws of HomeTrust Bancshares, Inc.	(f)
4.1	Description of HomeTrust Bancshares, Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	4.1
10.1	HomeTrust Bancshares, Inc. Senior Leadership Incentive Plan (formerly known as Operating Committee Incentive Program)	10.1
10.2	Amended and Restated Employment and Transition Agreement between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	10.2
10.3	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(s)
10.3B	Amendment No. 2 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.3C	Amendment No. 3 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(q)
10.3D	Amendment No. 4 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(e)
10.4	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony J. VunCannon	(g)

10.4A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony VunCannon	10.4A
10.5	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(d)
10.6	Amendment No. 1 to SERP	(m)
10.7	Amendment No. 2 to SERP	(l)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(d)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(d)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(d)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(d)
10.7E	SERP Joinder Agreement for Stan Allen	(d)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(d)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(d)
10.7H	SERP Joinder Agreement for William T. Flynt	(d)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(i)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(d)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(d)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(d)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(d)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(d)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(d)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(d)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(d)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(d)
10.9A	Amendment No. 1 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9B	Form of Joinder Agreement Under the HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(d)
10.10A	Amendment No. 1 to HomeTrust Bank 2005 Deferred Compensation Plan	(m)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(d)
10.11A	Amendment No. 1 to HomeTrust Bank Pre-2005 Deferred Compensation Plan	(m)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	(j)
10.13	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(k)
10.14	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(k)
10.15	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(k)
10.16	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(k)
10.17	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(k)
10.18	Agreement and General Release between HomeTrust Bancshares, Inc. and Paula C. Labian	(o)
10.19	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(n)
10.20	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(t)
10.20A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	10.20A
10.21	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(g)
10.21A	Amendment No. 1 to Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	10.21A
10.22	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(p)

10.22A	Amendment No. 1 to Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	10.22A
10.23	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Mark DeMarcus	10.23
10.24	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	10.24
10.25	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Megan Pelletier	10.25
21.0	Subsidiaries of the Registrant	21.0
23.0	Consent of FORVIS, LLP	23.0
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares’ Annual Report on Form 10-K for the year ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
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
(d)Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.
(e)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on May 24, 2022 (File No. 001-35593).
(f)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-35593).
(g)Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 11, 2018 (File No. 001-35593).
(h)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on October 28, 2020 (File No. 001-35593).
(i)Filed as an exhibit to Amendment No. 1 to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.
(j)Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on December 5, 2012 (File No. 001-35593).
(k)Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.
(l)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on February 15, 2022 (File No. 001-35593).
(m)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-35593).
(n)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).
(o)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-35593).
(p)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (File No. 001-35593).
(q)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on July 28, 2021 (File No. 001-35593).
(r)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on July 25, 2022 (File No. 001-35593).
(s)Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2018 (File No. 001-35593).
(t)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-35593).

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETRUST BANCSHARES, INC.

Date: September 12, 2022	By:	/s/ C. Hunter Westbrook
C. Hunter Westbrook
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Hunter Westbrook	President, Chief Executive Officer and Director	September 12, 2022
C. Hunter Westbrook	(Principal Executive Officer)

/s/ Tony J. VunCannon	Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer	September 12, 2022
Tony J. VunCannon	(Principal Financial and Accounting Officer)

/s/ Dana L. Stonestreet	Chairman of the Board	September 12, 2022
Dana L. Stonestreet

/s/ Sidney A. Biesecker	Director	September 12, 2022
Sidney A. Biesecker

/s/ Robert E. James	Director	September 12, 2022
Robert E. James

/s/ Laura C. Kendall	Director	September 12, 2022
Laura C. Kendall

/s/ Craig C. Koontz	Director	September 12, 2022
Craig C. Koontz

/s/ Rebekah Lowe	Director	September 12, 2022
Rebekah Lowe

/s/ F.K. McFarland, III	Director	September 12, 2022
F.K. McFarland, III

/s/ John A. Switzer	Director	September 12, 2022
John A. Switzer

/s/ Richard T. Williams	Director	September 12, 2022
Richard T. Williams