Form 10-Q
period 2022-09-30
HomeTrust Bancshares, Inc.
filed 2022-11-09
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 15,628,048 shares of common stock, par value of $0.01 per share, issued and outstanding as of November 2, 2022.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

Glossary of Defined Terms
The following items may be used throughout this Form 10-Q, including the Notes to Consolidated Financial Statements in Item 1 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q.

Term	Definition
ACL	Allowance for Credit Losses
AFS	Available-For-Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOLI	Bank Owned Life Insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of 2020
CD	Certificate of Deposit
CDA	Collateral Dependent Asset
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
DCF	Discounted Cash Flow
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB or FHLB of Atlanta	Federal Home Loan Bank
FRB	Federal Reserve Bank of Richmond
GSE	Government-Sponsored Enterprises
HELOC	Home Equity Line of Credit
LIBOR	London Interbank Offered Rate
MBS	Mortgage-Backed Securities
NCCOB	North Carolina Office of the Commissioner of Banks
PCD	Purchased Financial Assets with Credit Deterioration
PPP	Paycheck Protection Program
REO	Real Estate Owned
ROU	Right of Use
RSU	Restricted Stock Unit
SBA	U.S. Small Business Administration
SBIC	Small Business Investment Companies
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructuring
US GAAP	Generally Accepted Accounting Principles in the United States

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	September 30, 2022	June 30, 2022
Assets
Cash	$18,026	$20,910
Interest-bearing deposits	76,133	84,209
Cash and cash equivalents	94,159	105,119
Commercial paper, net	85,296	194,427
Certificates of deposit in other banks	27,535	23,551
Debt securities available for sale, at fair value (amortized cost of $167,000 and $130,099 at September 30, 2022 and June 30, 2022, respectively)	161,741	126,978
FHLB and FRB stock	9,404	9,326
SBIC investments, at cost	12,235	12,758
Loans held for sale	76,252	79,307
Total loans, net of deferred loan fees and costs	2,867,783	2,769,295
Allowance for credit losses – loans	(38,301)	(34,690)
Loans, net	2,829,482	2,734,605
Premises and equipment, net	68,705	69,094
Accrued interest receivable	9,667	8,573
Deferred income taxes, net	11,838	11,487
BOLI	95,837	95,281
Goodwill	25,638	25,638
Core deposit intangibles, net	58	93
Other assets	47,339	52,967
Total assets	$3,555,186	$3,549,204
Liabilities and stockholders' equity
Liabilities
Deposits	$3,102,668	$3,099,761
Borrowings	—	—
Other liabilities	56,296	60,598
Total liabilities	3,158,964	3,160,359
Commitments and contingencies – See Note 9
Stockholders' equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 15,632,348 shares issued and outstanding at September 30, 2022; 15,591,466 at June 30, 2022	156	156
Additional paid in capital	127,153	126,106
Retained earnings	278,120	270,276
Unearned ESOP shares	(5,158)	(5,290)
Accumulated other comprehensive loss	(4,049)	(2,403)
Total stockholders' equity	396,222	388,845
Total liabilities and stockholders' equity	$3,555,186	$3,549,204
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended
	September 30,
	2022	2021
Interest and dividend income
Loans	$33,245	$27,895
Commercial paper	1,116	155
Debt securities available for sale	678	524
Other investments and interest-bearing deposits	888	731
Total interest and dividend income	35,927	29,305
Interest expense
Deposits	1,395	1,572
Borrowings	12	26
Total interest expense	1,407	1,598
Net interest income	34,520	27,707
Provision (benefit) for credit losses	3,987	(1,460)
Net interest income after provision (benefit) for credit losses	30,533	29,167
Noninterest income
Service charges and fees on deposit accounts	2,338	2,372
Loan income and fees	570	979
Gain on sale of loans held for sale	1,586	4,057
BOLI income	527	518
Operating lease income	1,585	1,540
Other	804	886
Total noninterest income	7,410	10,352
Noninterest expense
Salaries and employee benefits	14,815	15,280
Occupancy expense, net	2,408	2,317
Computer services	2,763	2,521
Telephone, postage, and supplies	603	650
Marketing and advertising	590	705
Deposit insurance premiums	542	566
Core deposit intangible amortization	34	93
Merger-related expenses	474	—
Other	3,872	3,884
Total noninterest expense	26,101	26,016
Net income before income taxes	11,842	13,503
Income tax expense	2,643	2,976
Net income	$9,199	$10,527
Per share data
Net income per common share
Basic	$0.61	$0.66
Diluted	$0.60	$0.65
Average shares outstanding
Basic	14,988,006	15,761,247
Diluted	15,130,762	16,146,611
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended
	September 30,
	2022	2021
Net income	$9,199	$10,527
Other comprehensive loss
Unrealized holding losses on debt securities available for sale
Losses arising during the period	(2,138)	(305)
Deferred income tax benefit	492	70
Total other comprehensive loss	(1,646)	(235)
Comprehensive income	$7,553	$10,292
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended September 30, 2022
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	15,591,466	$156	$126,106	$270,276	$(5,290)	$(2,403)	$388,845
Net income	—	—	—	9,199	—	—	9,199
Cash dividends declared on common stock, $0.09/ common share	—	—	—	(1,355)	—	—	(1,355)
Forfeited restricted stock	(400)	—	—	—	—	—	—
Retired stock	(4,079)	—	(95)	—	—	—	(95)
Granted restricted stock	4,500	—	—	—	—	—	—
Stock issued for RSUs	13,861	—	—	—	—	—	—
Exercised stock options	27,000	—	388	—	—	—	388
Share-based compensation expense	—	—	567	—	—	—	567
ESOP compensation expense	—	—	187	—	132	—	319
Other comprehensive loss	—	—	—	—	—	(1,646)	(1,646)
Balance at September 30, 2022	15,632,348	$156	$127,153	$278,120	$(5,158)	$(4,049)	$396,222

	(Unaudited)
	Three Months Ended September 30, 2021
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	16,636,483	$167	$160,582	$240,075	$(5,819)	$1,514	$396,519
Net income	—	—	—	10,527	—	—	10,527
Cash dividends declared on common stock, $0.08/common share	—	—	—	(1,271)	—	—	(1,271)
Common stock repurchased	(376,435)	(4)	(10,429)	—	—	—	(10,433)
Forfeited restricted stock	(3,000)	—	—	—	—	—	—
Retired stock	(2,708)	—	(75)	—	—	—	(75)
Stock issued for RSUs	7,118	—	—	—	—	—	—
Exercised stock options	46,200	—	700	—	—	—	700
Share-based compensation expense	—	—	415	—	—	—	415
ESOP compensation expense	—	—	232	—	132	—	364
Other comprehensive loss	—	—	—	—	—	(235)	(235)
Balance at September 30, 2021	16,307,658	$163	$151,425	$249,331	$(5,687)	$1,279	$396,511
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Three Months Ended September 30,
	2022	2021
Operating activities
Net income	$9,199	$10,527
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	3,987	(1,460)
Depreciation and amortization of premises and equipment and equipment for operating leases	2,169	2,279
Deferred income tax expense (benefit)	141	1,249
Net accretion of purchase accounting adjustments on loans	(178)	(428)
Net amortization and accretion	(105)	1,442
Loss from sale of premises and equipment	12	—
Gain on sale of REO	—	(3)
BOLI income	(527)	(518)
Gain on sale of loans held for sale	(1,586)	(4,057)
Origination of loans held for sale	(58,035)	(140,626)
Proceeds from sale of loans held for sale	57,570	129,679
New deferred loan origination fees, net	(1,856)	(971)
Decrease in accrued interest receivable and other assets	1,143	198
ESOP compensation expense	319	364
Share-based compensation expense	567	415
Increase (decrease) in other liabilities	(4,697)	27
Net cash provided by (used in) operating activities	8,123	(1,883)
Investing activities
Purchases of debt securities available for sale	(48,014)	(5,261)
Proceeds from maturities, calls and paydowns of debt securities available for sale	11,045	36,225
Purchases of commercial paper	(210,292)	(133,901)
Proceeds from maturities and calls of commercial paper	320,689	127,000
Purchases of CDs in other banks	(4,980)	(996)
Proceeds from maturities of CDs in other banks	996	5,623
Net (purchases) redemptions of FHLB and FRB stock	(78)	3,179
Net (purchases) redemptions of SBIC investments, at cost	523	(360)
Net (increase) decrease in loans	(92,109)	17,696
Purchase of BOLI	(29)	(53)
Purchase of equipment for operating leases	(577)	(879)
Payoff of equipment for operating leases	1,239	1,165
Purchase of premises and equipment	(616)	(2,416)
Proceeds from sale of assets held for sale	1,275	634
Proceeds from sale of REO	—	146
Net cash provided by (used in) investing activities	(20,928)	47,802
Financing activities
Net increase in deposits	2,907	31,743
Net decrease in short-term borrowings	—	(75,000)
Common stock repurchased	—	(10,433)
Cash dividends paid	(1,355)	(1,271)
Retired stock	(95)	(75)
Exercised stock options	388	700
Net cash provided by (used in) financing activities	1,845	(54,336)
Net decrease in cash and cash equivalents	(10,960)	(8,417)
Cash and cash equivalents at beginning of period	105,119	50,990
Cash and cash equivalents at end of period	$94,159	$42,573

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
	Three Months Ended September 30,
	2022	2021
Supplemental disclosures
Cash paid during the period for:
Interest	$1,296	$1,599
Income taxes	127	39
Noncash transactions:
Unrealized loss in value of debt securities available for sale, net of income taxes	(1,646)	(235)
Transfer of loans held for sale to loans held for investment	5,219	4,094
ROU asset and lease liabilities for operating lease accounting	—	959
Transfer of premises and equipment to assets held for sale (included in other assets)	—	3,229
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2022 ("2022 Form 10-K") filed with the SEC on September 12, 2022. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2023.
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In particular, management has identified the determination of the provision and the ACL on loans as an accounting policy that, due to the judgments, estimates and assumptions inherent in this policy, is critical to an understanding of the Company's financial statements. This policy and the related judgments, estimates and assumptions is described in greater detail in the notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in the 2022 Form 10-K. Management believes that the judgments, estimates, and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to this critical accounting policy, the use of other judgments, estimates, and assumptions could result in material differences in the Company's results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on this estimate and the Company's financial condition and operating results in future periods.
Reclassifications and corrections. To maintain consistency and comparability, certain amounts from prior periods have been reclassified to conform to current period presentation with no effect on net income or stockholders’ equity as previously reported.
2.    Recent Accounting Pronouncements
Adoption of New Accounting Standards
ASU 2021-05, "Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments." This ASU amended the lease classification requirements for lessors to classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease that would result in the recognition of a day-one loss at lease commencement, provided that the lease includes variable lease payments that do not depend on an index or rate. When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset and therefore, does not recognize a selling profit or loss. The amendments in this ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The adoption of this standard on July 1, 2022, did not have a material impact on the Company's consolidated financial statements.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
3.    Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$17,997	$—	$(681)	$17,316
MBS, residential	94,178	—	(2,671)	91,507
Municipal bonds	5,533	1	(114)	5,420
Corporate bonds	49,292	—	(1,794)	47,498
Total	$167,000	$1	$(5,260)	$161,741

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$18,993	$5	$(539)	$18,459
MBS, residential	48,377	3	(1,147)	47,233
Municipal bonds	5,545	31	(18)	5,558
Corporate bonds	57,184	1	(1,457)	55,728
Total	$130,099	$40	$(3,161)	$126,978
Debt securities available for sale by contractual maturity at September 30, 2022 and June 30, 2022 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	September 30, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$34,292	$33,933
Due after one year through five years	33,012	31,271
Due after five years through ten years	5,518	5,030
Due after ten years	—	—
MBS, residential	94,178	91,507
Total	$167,000	$161,741

	June 30, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$35,350	$34,956
Due after one year through five years	40,325	39,018
Due after five years through ten years	6,047	5,771
Due after ten years	—	—
MBS, residential	48,377	47,233
Total	$130,099	$126,978
The Company had no sales of debt securities available for sale and no gross realized gains or losses were recognized during the three months ended September 30, 2022 and 2021.
Debt securities available for sale with amortized costs totaling $67,877 and $43,187 and market values of $65,439 and $41,876 at September 30, 2022 and June 30, 2022, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The gross unrealized losses and the fair value for debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2022 and June 30, 2022 were as follows:

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$12,544	$(446)	$4,765	$(235)	$17,309	$(681)
MBS, residential	84,197	(2,015)	7,281	(656)	91,478	(2,671)
Municipal bonds	4,419	(114)	—	—	4,419	(114)
Corporate bonds	31,983	(809)	14,015	(985)	45,998	(1,794)
Total	$133,143	$(3,384)	$26,061	$(1,876)	$159,204	$(5,260)

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$14,461	$(539)	$—	$—	$14,461	$(539)
MBS, residential	41,658	(994)	5,269	(153)	46,927	(1,147)
Municipal bonds	1,970	(18)	—	—	1,970	(18)
Corporate bonds	39,454	(730)	14,273	(727)	53,727	(1,457)
Total	$97,543	$(2,281)	$19,542	$(880)	$117,085	$(3,161)
The total number of securities with unrealized losses at September 30, 2022 and June 30, 2022 were 208 and 177, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of September 30, 2022 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Accounting Policies" in our 2022 Form 10-K for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on investment securities and does not record an ACL on accrued interest receivable. As of September 30, 2022, the accrued interest receivable for debt securities available for sale was $600.
4.    Loans Held For Sale
Loans held for sale as of the dates indicated consist of the following:

	September 30, 2022	June 30, 2022
One-to-four family	$1,585	$4,176
SBA	17,834	14,774
HELOCs	56,833	60,357
Total	$76,252	$79,307

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
5.    Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated(1):

	September 30, 2022	June 30, 2022
Commercial real estate loans
Construction and land development	$310,985	$291,202
Commercial real estate - owner occupied	336,456	335,658
Commercial real estate - non-owner occupied	661,644	662,159
Multifamily	79,082	81,086
Total commercial real estate loans	1,388,167	1,370,105
Commercial loans
Commercial and industrial	205,606	192,652
Equipment finance	411,012	394,541
Municipal leases	130,777	129,766
PPP loans	238	661
Total commercial loans	747,633	717,620
Residential real estate loans
Construction and land development	91,488	81,847
One-to-four family	374,849	354,203
HELOCs	164,701	160,137
Total residential real estate loans	631,038	596,187
Consumer loans	100,945	85,383
Total loans, net of deferred loan fees and costs	2,867,783	2,769,295
ACL on loans	(38,301)	(34,690)
Loans, net	$2,829,482	$2,734,605
(1) At September 30, 2022 and June 30, 2022 accrued interest receivable of $8,890 and $7,969 was accounted for separately from the amortized cost basis.

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate, and consumer loans by origination year as of September 30, 2022:

	Term Loans By Origination Fiscal Year
September 30, 2022	2023	2022		2021	2020	2019	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$8,397	$22,819		$6,132	$618	$1,655	$6,601	$258,421	$304,643
Special mention	—	—		—	—	—	—	5,418	5,418
Substandard	—	871		—	—	—	53	—	924
Doubtful	—	—		—	—	—	—	—	—
Loss	—	—		—	—	—	—	—	—
Total construction and land development	8,397	23,690		6,132	618	1,655	6,654	263,839	310,985
Commercial real estate - owner occupied
Risk rating
Pass	9,648	57,832		66,926	44,130	42,557	91,104	17,864	330,061
Special mention	—	131		—	391	405	2,366	—	3,293
Substandard	—	—		—	—	—	2,704	398	3,102
Doubtful	—	—		—	—	—	—	—	—
Loss	—	—		—	—	—	—	—	—
Total commercial real estate - owner occupied	9,648	57,963		66,926	44,521	42,962	96,174	18,262	336,456
Commercial real estate - non-owner occupied
Risk rating
Pass	25,335	94,508		120,166	91,303	57,136	250,560	8,483	647,491
Special mention	—	—		—	—	—	14,149	—	14,149
Substandard	—	—		—	—	—	4	—	4
Doubtful	—	—		—	—	—	—	—	—
Loss	—	—		—	—	—	—	—	—
Total commercial real estate - non-owner occupied	25,335	94,508		120,166	91,303	57,136	264,713	8,483	661,644
Multifamily
Risk rating
Pass	800	11,580		19,788	15,740	4,421	25,244	1,078	78,651
Special mention	—	—		—	—	29	63	—	92
Substandard	—	—		—	—	—	339	—	339
Doubtful	—	—		—	—	—	—	—	—
Loss	—	—		—	—	—	—	—	—
Total multifamily	800	11,580		19,788	15,740	4,450	25,646	1,078	79,082
Total commercial real estate
Risk rating
Pass	$44,180	$186,739	—	$213,012	$151,791	$105,769	$373,509	$285,846	$1,360,846
Special mention	—	131		—	391	434	16,578	5,418	22,952
Substandard	—	871		—	—	—	3,100	398	4,369
Doubtful	—	—		—	—	—	—	—	—
Loss	—	—		—	—	—	—	—	—
Total commercial real estate	$44,180	$187,741		$213,012	$152,182	$106,203	$393,187	$291,662	$1,388,167

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
September 30, 2022	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$20,453	$66,197	$19,969	$14,786	$8,270	$24,509	$43,554	$197,738
Special mention	—	148	344	261	362	—	241	1,356
Substandard	—	—	669	341	1,438	47	4,003	6,498
Doubtful	—	—	14	—	—	—	—	14
Loss	—	—	—	—	—	—	—	—
Total commercial and industrial	20,453	66,345	20,996	15,388	10,070	24,556	47,798	205,606
Equipment finance
Risk rating
Pass	52,522	173,430	102,095	57,234	21,945	1,391	—	408,617
Special mention	—	247	153	932	487	—	—	1,819
Substandard	—	—	126	33	141	—	—	300
Doubtful	—	31	245	—	—	—	—	276
Loss	—	—	—	—	—	—	—	—
Total equipment finance	52,522	173,708	102,619	58,199	22,573	1,391	—	411,012
Municipal leases
Risk rating
Pass	4,865	19,425	23,953	8,763	10,730	49,916	13,125	130,777
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	4,865	19,425	23,953	8,763	10,730	49,916	13,125	130,777
PPP loans
Risk rating
Pass	—	—	13	225	—	—	—	238
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total PPP loans	—	—	13	225	—	—	—	238
Total commercial
Risk rating
Pass	$77,840	$259,052	$146,030	$81,008	$40,945	$75,816	$56,679	$737,370
Special mention	—	395	497	1,193	849	—	241	3,175
Substandard	—	—	795	374	1,579	47	4,003	6,798
Doubtful	—	31	259	—	—	—	—	290
Loss	—	—	—	—	—	—	—	—
Total commercial	$77,840	$259,478	$147,581	$82,575	$43,373	$75,863	$60,923	$747,633

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
September 30, 2022	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$—	$863	$—	$51	$—	$1,631	$88,589	$91,134
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	354	—	354
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	—	863	—	51	—	1,985	88,589	91,488
One-to-four family
Risk rating
Pass	14,710	61,909	82,573	46,675	28,317	130,596	4,069	368,849
Special mention	—	—	—	—	—	634	—	634
Substandard	—	127	—	57	540	4,601	—	5,325
Doubtful	—	—	—	—	—	41	—	41
Loss	—	—	—	—	—	—	—	—
Total one-to-four family	14,710	62,036	82,573	46,732	28,857	135,872	4,069	374,849
HELOCs
Risk rating
Pass	2,513	1,431	675	428	1,007	7,656	150,257	163,967
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	658	48	706
Doubtful	—	—	—	—	—	28	—	28
Loss	—	—	—	—	—	—	—	—
Total HELOCs	2,513	1,431	675	428	1,007	8,342	150,305	164,701
Total residential real estate
Risk rating
Pass	$17,223	$64,203	$83,248	$47,154	$29,324	$139,883	$242,915	$623,950
Special mention	—	—	—	—	—	634	—	634
Substandard	—	127	—	57	540	5,613	48	6,385
Doubtful	—	—	—	—	—	69	—	69
Loss	—	—	—	—	—	—	—	—
Total residential real estate	$17,223	$64,330	$83,248	$47,211	$29,864	$146,199	$242,963	$631,038

	Term Loans By Origination Fiscal Year
September 30, 2022	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$25,818	$23,836	$18,648	$13,795	$9,662	$8,062	$229	$100,050
Special mention	—	—	—	—	—	—	—	—
Substandard	—	114	134	280	105	253	8	894
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	1	—	—	1
Total consumer	$25,818	$23,950	$18,782	$14,075	$9,768	$8,315	$237	$100,945

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present aging analyses of past due loans (including nonaccrual loans) by segment and class for the periods indicated below:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
September 30, 2022
Commercial real estate
Construction and land development	$—	$—	$—	$310,985	$310,985
Commercial real estate - owner occupied	—	—	—	336,456	336,456
Commercial real estate - non-owner occupied	—	—	—	661,644	661,644
Multifamily	851	—	851	78,231	79,082
Total commercial real estate	851	—	851	1,387,316	1,388,167
Commercial
Commercial and industrial	671	1	672	204,934	205,606
Equipment finance	624	179	803	410,209	411,012
Municipal leases	328	—	328	130,449	130,777
PPP loans	—	—	—	238	238
Total commercial	1,623	180	1,803	745,830	747,633
Residential real estate
Construction and land development	2	135	137	91,351	91,488
One-to-four family	1,405	1,200	2,605	372,244	374,849
HELOCs	1,076	114	1,190	163,511	164,701
Total residential real estate	2,483	1,449	3,932	627,106	631,038
Consumer	189	144	333	100,612	100,945
Total loans	$5,146	$1,773	$6,919	$2,860,864	$2,867,783

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2022
Commercial real estate
Construction and land development	$—	$—	$—	$291,202	$291,202
Commercial real estate - owner occupied	—	52	52	335,606	335,658
Commercial real estate - non-owner occupied	—	—	—	662,159	662,159
Multifamily	—	—	—	81,086	81,086
Total commercial real estate	—	52	52	1,370,053	1,370,105
Commercial
Commercial and industrial	255	—	255	192,397	192,652
Equipment finance	186	56	242	394,299	394,541
Municipal leases	—	—	—	129,766	129,766
PPP loans	—	—	—	661	661
Total commercial	441	56	497	717,123	717,620
Residential real estate
Construction and land development	115	22	137	81,710	81,847
One-to-four family	910	1,394	2,304	351,899	354,203
HELOCs	283	122	405	159,732	160,137
Total residential real estate	1,308	1,538	2,846	593,341	596,187
Consumer	330	177	507	84,876	85,383
Total loans	$2,079	$1,823	$3,902	$2,765,393	$2,769,295

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the three months ended September 30, 2022.

	September 30, 2022	June 30, 2022	90 Days+ & Still Accruing as of September 30, 2022	Nonaccrual With No Allowance as of September 30, 2022	Interest Income Recognized
Commercial real estate
Construction and land development	$53	$67	$—	$—	$—
Commercial real estate - owner occupied	638	706	—	—	—
Commercial real estate - non-owner occupied	4	5	—	—	6
Multifamily	99	103	—	—	2
Total commercial real estate	794	881	—	—	8
Commercial
Commercial and industrial	2,500	1,951	—	1	42
Equipment finance	523	270	—	—	21
Total commercial	3,023	2,221	—	1	63
Residential real estate
Construction and land development	135	137	—	—	1
One-to-four family	1,847	1,773	—	540	15
HELOCs	694	724	—	—	5
Total residential real estate	2,676	2,634	—	540	21
Consumer	333	384	—	—	4
Total loans	$6,826	$6,120	$—	$541	$96
TDRs are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, and/or a longer term to maturity. The above table excludes $9,929 and $9,818 of TDRs that were performing under their restructured payment terms as of September 30, 2022 and June 30, 2022, respectively.
The following tables present analyses of the ACL on loans by segment for the period indicated below. In addition to the provision (benefit) for credit losses on loans presented below, provisions (benefits) of $443 and $(125) for off-balance sheet credit exposures and $(150) and $0 for commercial paper were recorded during the three months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30, 2022
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$13,414	$12,036	$7,611	$1,629	$34,690
Provision (benefit) for credit losses	1,264	1,064	674	692	3,694
Charge-offs	—	(274)	(72)	(101)	(447)
Recoveries	2	152	170	40	364
Net (charge-offs) recoveries	$2	$(122)	$98	$(61)	$(83)
Balance at end of period	$14,680	$12,978	$8,383	$2,260	$38,301

	Three Months Ended September 30, 2021
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$15,084	$9,663	$8,185	$2,536	$35,468
Provision (benefit) for credit losses	(1,336)	713	(789)	77	(1,335)
Charge-offs	(438)	(181)	(27)	(63)	(709)
Recoveries	684	16	232	50	982
Net (charge-offs) recoveries	246	(165)	205	(13)	273
Balance at end of period	$13,994	$10,211	$7,601	$2,600	$34,406

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present ending balances of loans and the related ACL, by segment and class for the periods indicated below:

	Allowance for Credit Losses			Total Loans Receivable
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
September 30, 2022
Commercial real estate
Construction and land development	$—	$5,374	$5,374	$—	$310,985	$310,985
Commercial real estate - owner occupied	—	3,134	3,134	—	336,456	336,456
Commercial real estate - non-owner occupied	—	5,764	5,764	—	661,644	661,644
Multifamily	—	408	408	—	79,082	79,082
Total commercial real estate	—	14,680	14,680	—	1,388,167	1,388,167
Commercial
Commercial and industrial	2,146	3,862	6,008	3,167	202,439	205,606
Equipment finance	—	6,672	6,672	—	411,012	411,012
Municipal leases	—	298	298	—	130,777	130,777
PPP loans	—	—	—	—	238	238
Total commercial	2,146	10,832	12,978	3,167	744,466	747,633
Residential real estate
Construction and land development	—	1,346	1,346	—	91,488	91,488
One-to-four family	—	5,080	5,080	2,479	372,370	374,849
HELOCs	—	1,957	1,957	—	164,701	164,701
Total residential real estate	—	8,383	8,383	2,479	628,559	631,038
Consumer	—	2,260	2,260	—	100,945	100,945
Total	$2,146	$36,155	$38,301	$5,646	$2,862,137	$2,867,783

	Allowance for Loan Losses			Total Loans Receivable
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
June 30, 2022
Commercial real estate
Construction and land development	$—	$4,402	$4,402	$—	$291,202	$291,202
Commercial real estate - owner occupied	—	3,038	3,038	—	335,658	335,658
Commercial real estate - non-owner occupied	—	5,589	5,589	—	662,159	662,159
Multifamily	—	385	385	—	81,086	81,086
Total commercial real estate	—	13,414	13,414	—	1,370,105	1,370,105
Commercial
Commercial and industrial	2,191	2,892	5,083	2,854	189,798	192,652
Equipment finance	—	6,651	6,651	—	394,541	394,541
Municipal leases	—	302	302	—	129,766	129,766
PPP loans	—	—	—	—	661	661
Total commercial	2,191	9,845	12,036	2,854	714,766	717,620
Residential real estate
Construction and land development	—	1,052	1,052	—	81,847	81,847
One-to-four family	—	4,673	4,673	2,486	351,717	354,203
HELOCs	—	1,886	1,886	—	160,137	160,137
Total residential real estate	—	7,611	7,611	2,486	593,701	596,187
Consumer	—	1,629	1,629	—	85,383	85,383
Total	$2,191	$32,499	$34,690	$5,340	$2,763,955	$2,769,295

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
In estimating expected credit losses, ASC 326 prescribes that if foreclosure is probable, a CDA is required to be measured at the fair value of collateral, but as a practical expedient, if foreclosure is not probable, fair value measurement is optional. For those CDA loans measured at the fair value of collateral, a credit loss expense is recorded for loan amounts in excess of fair value. The following tables provide a breakdown between loans identified as CDAs and non-CDAs, by segment and class, and securing collateral, as well as collateral coverage for those loans for the periods indicated below:

	Type of Collateral and Extent to Which Collateral Secures Financial Assets				Financial Assets Not Considered Collateral Dependent
September 30, 2022	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$310,985	$310,985
Commercial real estate - owner occupied	—	—	—	—	336,456	336,456
Commercial real estate - non-owner occupied	—	—	—	—	661,644	661,644
Multifamily	—	—	—	—	79,082	79,082
Total commercial real estate	—	—	—	—	1,388,167	1,388,167
Commercial
Commercial and industrial	—	—	—	2,479	203,127	205,606
Equipment finance	—	—	—	—	411,012	411,012
Municipal leases	—	—	—	—	130,777	130,777
PPP loans	—	—	—	—	238	238
Total commercial	—	—	—	2,479	745,154	747,633
Residential real estate
Construction and land development	—	—	—	—	91,488	91,488
One-to-four family	1,311	—	—	—	373,538	374,849
HELOCs	—	—	—	—	164,701	164,701
Total residential real estate	1,311	—	—	—	629,727	631,038
Consumer	—	—	—	—	100,945	100,945
Total	$1,311	$—	$—	$2,479	$2,863,993	$2,867,783
Total collateral value	$2,443	$—	$—	$—

	Type of Collateral and Extent to Which Collateral Secures Financial Assets				Financial Assets Not Considered Collateral Dependent
June 30, 2022	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$291,202	$291,202
Commercial real estate - owner occupied	—	—	—	—	335,658	335,658
Commercial real estate - non-owner occupied	—	—	—	—	662,159	662,159
Multifamily	—	—	—	—	81,086	81,086
Total commercial real estate	—	—	—	—	1,370,105	1,370,105
Commercial
Commercial and industrial	—	—	—	2,594	190,058	192,652
Equipment finance	—	—	—	—	394,541	394,541
Municipal leases	—	—	—	—	129,766	129,766
PPP loans	—	—	—	—	661	661
Total commercial	—	—	—	2,594	715,026	717,620
Residential real estate
Construction and land development	—	—	—	—	81,847	81,847
One-to-four family	1,318	—	—	—	352,885	354,203
HELOCs	—	—	—	—	160,137	160,137
Total residential real estate	1,318	—	—	—	594,869	596,187
Consumer	—	—	—	—	85,383	85,383
Total	$1,318	$—	$—	$2,594	$2,765,383	$2,769,295
Total collateral value	$2,443	$—	$—	$69

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents a breakdown of the types of concessions made on TDRs by loan class for the periods indicated below:

	Three Months Ended September 30,
	2022			2021
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate
Commercial real estate
Commercial and industrial	5	$569	$569	—	$—	$—
Total below market interest rate	5	569	569	—	—	—

Other TDRs
Residential real estate
HELOCs	—	$—	$—	1	$18	$18
Consumer	3	37	31	5	84	83
Total other TDRs	3	37	31	6	102	101
Total	8	$606	$600	6	$102	$101
The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the periods indicated below:

	Three Months Ended September 30,
	2022		2021
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Extended payment terms
Residential real estate loans
One-to-four family	1	$34	—	$—
Total extended payment terms	1	34	—	—

Other TDRs
Consumer	1	$2	2	$44
Total other TDRs	1	$2	2	$44
Total	2	$36	2	$44
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
Off-Balance-Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At September 30, 2022 and June 30, 2022, the ACL on off-balance-sheet credit exposures included in other liabilities was $3,747 and $3,304, respectively.

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
The following table presents supplemental balance sheet information related to operating leases.

Supplemental Balance Sheet Information	September 30, 2022	June 30, 2022
ROU assets (included in other assets)	$5,651	$5,846
Lease liabilities (included in other liabilities)	6,443	6,641
Weighted-average remaining lease terms (years)	10.8	10.8
Weighted-average discount rate	2.90%	2.90%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at September 30, 2022:

Fiscal year ending June 30
Remaining 2023	$1,083
2024	1,002
2025	700
2026	575
2027	593
Thereafter	3,794
Total undiscounted minimum lease payments	7,747
Less: amount representing interest	(1,304)
Total lease liability	$6,443
The following table presents components of operating lease expense for the periods indicated:

	Three Months Ended September 30,
	2022	2021
Operating lease cost (included in occupancy expense, net)	$347	$467
Variable lease cost (included in occupancy expense, net)	2	6
Sublease income (included in other, noninterest income)	(57)	(47)
Total operating lease expense, net	$292	$426
As Lessee - Finance Lease
The Company currently leases land for one of its branch office locations under a finance lease. The ROU asset for the finance lease totaled $2,052 at September 30, 2022 and June 30, 2022 and is included in other assets. The corresponding lease liability totaled $1,752 and $1,763 at September 30, 2022 and June 30, 2022, respectively, and is included in other liabilities. For the three months ended September 30, 2022 and 2021, interest expense on the lease liability totaled $23. The finance lease has a maturity date of July 2028 and a discount rate of 5.18%.
The following schedule summarizes aggregate future minimum lease payments under this finance lease obligation at September 30, 2022:

Fiscal year ending June 30
Remaining 2023	$100
2024	145
2025	146
2026	146
2027	146
Thereafter	1,557
Total undiscounted minimum lease payments	2,240
Less: amount representing interest	(488)
Total lease liability	$1,752

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
Supplemental lease cash flow information for the periods indicated:

	Three Months Ended September 30,
	2022	2021
ROU assets - noncash additions (operating leases)	$—	$959
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	315	628
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	33	33
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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to five years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $18,568 and $20,075 with a residual value of $12,737 and $12,874 as of September 30, 2022 and June 30, 2022, respectively.
The following table presents total equipment finance operating lease income and depreciation expense for the periods indicated:

	Three Months Ended September 30,
	2022	2021
Operating lease income	$1,585	$1,540
Depreciation expense	1,164	1,385
The following schedule summarizes aggregate future minimum lease payments to be received at September 30, 2022:

Fiscal year ending June 30
Remaining 2023	$3,623
2024	2,916
2025	937
2026	355
2027	113
Thereafter	—
Total of future minimum lease payments	$7,944
As Lessor - Direct Financing Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment of the loan portfolio. For the three months ended September 30, 2022 and 2021, interest income on equipment finance leases totaled $758 and $759, respectively.
The lease receivable component of finance lease net investment included within the equipment finance class of financing receivables was $63.3 million and $62.2 million at September 30, 2022 and June 30, 2022, respectively.
The following schedule summarizes aggregate future minimum finance lease payments to be received at September 30, 2022:

Fiscal year ending June 30
Remaining 2023	$17,066
2024	19,324
2025	14,696
2026	10,338
2027	5,254
Thereafter	3,972
Total undiscounted minimum lease payments	70,650
Less: amount representing interest	(7,305)
Total lease receivable	$63,345

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
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the dates indicated below:

	Three Months Ended September 30,
	2022	2021
Share-based compensation expense	$567	$415
Tax benefit	134	98
The table below presents stock option activity and related information for the three months ended September 30, 2022 and 2021:

	Options	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2021	1,319,456	$19.07	3.9	$11,657
Exercised	(46,200)	15.16	—	—
Forfeited	(2,600)	25.42	—	—
Options outstanding at September 30, 2021	1,270,656	$19.19	3.7	$11,164
Exercisable at September 30, 2021	1,030,506	$17.75	2.9	$10,546
Non-vested at September 30, 2021	240,150	$25.41	7.3	$617

Options outstanding at June 30, 2022	928,870	$21.49	4.1	$4,036
Granted	5,000	24.07	—	—
Exercised	(27,000)	14.37	—	—
Forfeited	(400)	31.35	—	—
Options outstanding at September 30, 2022	906,470	$21.71	3.9	$2,633
Exercisable at September 30, 2022	729,720	$20.46	3.1	$2,633
Non-vested at September 30, 2022	176,750	$26.87	7.3	$—
Assumptions used in estimating the fair value of options granted during the three months ended September 30, 2022 have been detailed below. There were no options granted during the three months ended September 30, 2021.

September 30, 2022
Weighted-average volatility	27.78%
Expected dividend yield	1.62%
Risk-free interest rate	3.11%
Expected life (years)	6.5
Weighted-average fair value of options granted	$6.77
At September 30, 2022, the Company had $800 of unrecognized compensation expense related to 176,750 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.4 years at September 30, 2022. At September 30, 2021, the Company had $1,083 of unrecognized compensation expense related to 240,150 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.4 years at September 30, 2021.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The table below presents restricted stock award activity and related information:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at June 30, 2021	151,575	$25.06	$4,229
Vested	(8,918)	26.93	—
Forfeited	(3,000)	26.31	—
Non-vested at September 30, 2021	139,657	$25.00	$3,908

Non-vested at June 30, 2022	135,910	$27.40	$2,345
Granted	7,986	25.32	—
Vested	(13,861)	27.11	—
Forfeited	(400)	31.35	—
Non-vested at September 30, 2022	129,635	$27.29	$1,943
The table above includes non-vested performance-based restricted stock units totaling 22,843 and 23,662 at September 30, 2022 and 2021, respectively. Each issuance of these stock units is scheduled to vest over 3.0 years assuming the applicable dilutive EPS goals are met.
At September 30, 2022, unrecognized compensation expense was $2,490 related to 129,635 shares of restricted stock originally scheduled to vest over three- and five-year periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.6 years at September 30, 2022. At September 30, 2021, unrecognized compensation expense was $2,483 related to 139,657 shares of restricted stock originally scheduled to vest over three- and five-year periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.5 years at September 30, 2021.
8.    Net Income per Share
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three Months Ended September 30,
	2022	2021
Numerator
Net income	$9,199	$10,527
Allocation of earnings to participating securities	(79)	(92)
Numerator for basic EPS - Net income available to common stockholders	$9,120	$10,435
Effect of dilutive securities
Dilutive effect of participating securities	—	2
Numerator for diluted EPS	$9,120	$10,437
Denominator
Weighted-average common shares outstanding - basic	14,988,006	15,761,247
Dilutive effect of assumed exercises of stock options	142,756	385,364
Weighted-average common shares outstanding - diluted	15,130,762	16,146,611
Net income per share - basic	$0.61	$0.66
Net income per share - diluted	$0.60	$0.65
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 550,400 and 446,250 of stock options that were anti-dilutive for the three months ended September 30, 2022 and 2021, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
9.    Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At September 30, 2022 and June 30, 2022, respectively, loan commitments (excluding $301,336 and $312,893 of undisbursed portions of construction loans) totaled $130,492 and $104,745 of which $8,664 and $23,159 were variable rate commitments and $121,828 and $81,586 were fixed rate commitments. The fixed rate loans had interest rates ranging from 1.59% to 8.78% at September 30, 2022 and 1.41% to 9.00% at June 30, 2022, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $511,398 and $485,239 at September 30, 2022 and June 30, 2022, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers. The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments on a “best efforts” basis, which do not meet the definition of a derivative instrument. The fair value of these interest rate lock commitments was not material at September 30, 2022 or June 30, 2022.
The Company grants construction and permanent loans collateralized primarily by residential and commercial real estate to customers throughout its primary market areas. In addition, the Company grants equipment financing throughout the United States and municipal financing to customers throughout North Carolina, South Carolina and, to a lesser extent, Virginia. The Company’s loan portfolio can be affected by the general economic conditions within these market areas. Management believes that the Company has no significant concentration of credit in the loan portfolio.
Restrictions on Cash – In response to COVID-19, the FRB reduced the reserve requirements to zero on March 15, 2020. Prior to this change the Bank was required by regulation to maintain a varying cash reserve balance with the FRB.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of September 30, 2022 and June 30, 2022 were $19,760 and $18,362, respectively. There was no liability recorded for these letters of credit at September 30, 2022 or June 30, 2022, respectively.
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
10.    Fair Value of Financial Instruments
Fair value is the exchange price that would be received for an asset or paid transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:
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
The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 19 of the 2022 Form 10-K.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
U.S government agencies	$17,316	$—	$17,316	$—
MBS, residential	91,507	—	91,507	—
Municipal bonds	5,420	—	5,420	—
Corporate bonds	47,498	—	47,498	—
Total	$161,741	$—	$161,741	$—

	June 30, 2022
	Total	Level 1	Level 2	Level 3
U.S government agencies	$18,459	$—	$18,459	$—
MBS, residential	47,233	—	47,233	—
Municipal bonds	5,558	—	5,558	—
Corporate bonds	55,728	—	55,728	—
Total	$126,978	$—	$126,978	$—
There were no transfers between levels during the three months ended September 30, 2022 and 2021.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial loans
Commercial and industrial	$344	$—	$—	$344

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial loans
Commercial and industrial	$415	$—	$—	$415
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The stated carrying value and estimated fair value amounts of financial instruments as of September 30, 2022 and June 30, 2022, are summarized below:

	September 30, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$94,159	$94,159	$94,159	$—	$—
Commercial paper, net	85,296	85,296	85,296	—	—
Certificates of deposit in other banks	27,535	27,535	—	27,535	—
Debt securities available for sale	161,741	161,741	—	161,741	—
Loans held for sale	76,252	77,513	—	—	77,513
Loans, net	2,829,482	2,756,169	—	—	2,756,169
FHLB and FRB stock	9,404	N/A	N/A	N/A	N/A
SBIC investments	12,235	12,235	—	—	12,235
Accrued interest receivable	9,667	9,667	—	777	8,890
Liabilities
Noninterest-bearing and NOW deposits	1,431,101	1,431,101	—	1,431,101	—
Money market accounts	960,150	960,150	—	960,150	—
Savings accounts	240,412	240,412	—	240,412	—
Certificates of deposit	471,005	462,500	—	462,500	—
Accrued interest payable	193	193	—	193	—

	June 30, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$105,119	$105,119	$105,119	$—	$—
Commercial paper, net	194,427	194,427	194,427	—	—
Certificates of deposit in other banks	23,551	23,551	—	23,551	—
Debt securities available for sale	126,978	126,978	—	126,978	—
Loans held for sale	79,307	80,489	—	—	80,489
Loans, net	2,734,605	2,687,293	—	—	2,687,293
FHLB and FRB stock	9,326	N/A	N/A	N/A	N/A
SBIC investments	12,758	12,758	—	—	12,758
Accrued interest receivable	8,573	8,573	24	580	7,969
Liabilities
Noninterest-bearing and NOW deposits	1,400,727	1,400,727	—	1,400,727	—
Money market accounts	969,661	969,661	—	969,661	—
Savings accounts	238,197	238,197	—	238,197	—
Certificates of deposit	491,176	485,452	—	485,452	—
Accrued interest payable	80	80	—	80	—
The Company had off-balance sheet financial commitments, which included approximately $962,986 and $921,239 of commitments to originate loans, undisbursed portions of construction loans, unused lines of credit, and standby letters of credit at September 30, 2022 and June 30, 2022, respectively (see "Note 9 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
In November 2020, the SEC adopted amendments to Regulation S-K to eliminate certain disclosure requirements and to revise several others to make the disclosures provided in the management's discussion and analysis section more useful for investors. When providing a discussion and analysis of interim period results, the amendments provide a registrant with the option to discuss its interim results by comparing its most recent quarter to the immediately preceding quarter rather than to the same quarter of the prior year. The Company elected to exercise this option as it believes that the comparison of current quarter results to a linked quarter, rather than the prior year comparable quarter, more accurately reflects management's perspective of the organization and its results. In the first quarter of fiscal year 2023, which is the first period of transition, the Company has provided comparisons to both the immediately preceding quarter and the comparable quarter of the prior year, as required in the amendments.
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
The factors that could result in material differentiation include, but are not limited to:
•the remaining effect of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and remaining duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels, labor shortages and market liquidity, both nationally and in our market areas;
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
•changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources and the effects of inflation of a potential recession;
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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the CARES Act; and
•other risks detailed from time to time in our filings with the SEC, including this report on Form 10-Q.
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
Overview
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the holding company for HomeTrust Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on July 10, 2012. As a bank holding company and financial holding company, we are regulated by the Federal Reserve. The Company has not engaged in any significant activity other than holding the stock of the Bank. As a North Carolina state-chartered bank, and member of the FRB, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the FDIC. The Bank is a member of the FHLB of Atlanta, which is one of the 11 regional banks in the FHLB System. Our headquarters is located in Asheville, North Carolina.
The Bank has more than 30 locations across North Carolina, South Carolina, Tennessee, and Virginia, many of which are located in markets experiencing growth rates above the national average. Historically, our branches and facilities have primarily been located in small- to medium-sized communities, but in recent years we have implemented a strategy of expanding into larger, higher growth markets via business banking centers rather than retail-focused branches.
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in commercial real estate loans, construction and development loans, commercial and industrial loans, equipment finance leases, municipal leases, loans secured by first and second mortgages on one-to-four family residences including home equity and other consumer loans. We also originate one-to-four family loans, SBA loans, and HELOCs to sell to third parties. In addition, we invest in debt securities issued by United States Government agencies and GSEs, corporate bonds, commercial paper, and certificates of deposit in other banks insured by the FDIC. We offer a variety of deposit accounts for individuals, businesses, and nonprofit organizations.
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
An offset to net interest income is the provision for credit losses which is required to establish the ACL at a level that adequately provides for current expected credit losses inherent in our loan portfolio, off balance sheet credit commitments, and available for sale debt securities. See "Note 1 – Summary of Significant Accounting Policies" in Item 1 of our 2022 Form 10-K for further discussion.
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
GAAP Reconciliation of Non-GAAP Financial Measures
We believe the non-GAAP financial measures included within this report provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with US GAAP; however, we acknowledge that our non-GAAP financial measures have a number of limitations. The following reconciliation tables provide detailed analyses of these non-GAAP financial measures.
Set forth below is a reconciliation to US GAAP of tangible book value and tangible book value per share:

	As of
(Dollars in thousands, except per share data)	September 30,	June 30,	September 30,
	2022	2022	2021
Total stockholders' equity	$396,222	$388,845	$396,511
Less: goodwill, core deposit intangibles, net of taxes	25,683	25,710	25,830
Tangible book value	$370,539	$363,135	$370,681
Common shares outstanding	15,632,348	15,591,466	16,307,658
Book value per share	$25.35	$24.94	$22.73
Tangible book value per share	$23.70	$23.29	$24.31
Set forth below is a reconciliation to US GAAP of tangible equity to tangible assets:

	As of
(Dollars in thousands)	September 30,	June 30,	September 30,
	2022	2022	2021
Tangible equity (1)	$370,539	$363,135	$370,681
Total assets	3,555,186	3,549,204	3,481,360
Less: goodwill, core deposit intangibles, net of taxes	25,683	25,710	25,830
Total tangible assets	$3,529,503	$3,523,494	$3,455,530
Tangible equity to tangible assets	10.50%	10.31%	10.73%
(1)    Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Comparison of Results of Operations for the Three Months Ended September 30, 2022 and June 30, 2022
Net Income.  Net income totaled $9.2 million, or $0.60 per diluted share, for the three months ended September 30, 2022 compared to net income of $6.0 million, or $0.39 per diluted share, for the three months ended June 30, 2022, an increase of $3.2 million, or 52.7%. The results for the three months ended September 30, 2022 were positively impacted by a $5.7 million increase in net interest income, partially offset by a $2.3 million decrease in noninterest income. Details of the changes in the various components of net income are further discussed below.

Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	September 30, 2022			June 30, 2022
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
Assets
Interest-earning assets
Loans receivable(1)	$2,880,148	$33,522	4.62%	$2,807,969	$28,457	4.06%
Commercial paper	214,214	1,116	2.07	295,485	852	1.16
Debt securities available for sale	135,015	678	1.99	118,075	483	1.64
Other interest-earning assets(3)	113,821	888	3.10	92,026	628	2.74
Total interest-earning assets	3,343,198	36,204	4.30	3,313,555	30,420	3.68
Other assets	243,113			255,596
Total assets	3,586,311			3,569,151
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$654,154	$268	0.16%	$664,966	$340	0.20%
Money market accounts	968,084	521	0.21	979,816	350	0.14
Savings accounts	238,992	45	0.07	235,848	42	0.07
Certificate accounts	476,761	561	0.47	485,978	500	0.41
Total interest-bearing deposits	2,337,991	1,395	0.24	2,366,608	1,232	0.21
Borrowings	1,526	12	3.12	26,761	35	0.52
Total interest-bearing liabilities	2,339,517	1,407	0.24	2,393,369	1,267	0.21
Noninterest-bearing deposits	800,912			738,734
Other liabilities	51,485			46,928
Total liabilities	3,191,914			3,179,031
Stockholders' equity	394,397			390,120
Total liabilities and stockholders' equity	3,586,311			3,569,151
Net earning assets	$1,003,681			$920,186
Average interest-earning assets to average interest-bearing liabilities	142.90%			138.45%
Tax-equivalent
Net interest income		$34,797			$29,153
Interest rate spread			4.06%			3.47%
Net interest margin(4)			4.13%			3.53%
Non-tax-equivalent
Net interest income		$34,520			$28,859
Interest rate spread			4.02%			3.43%
Net interest margin(4)			4.10%			3.49%
(1)The average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $277 and $294 for the three months ended September 30, 2022 and June 30, 2022, respectively, calculated based on a combined federal and state tax rate of 24%.
(3)The average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments, and deposits in other banks.
(4)Net interest income divided by average interest-earning assets.
Total interest and dividend income for the three months ended September 30, 2022 increased $5.8 million, or 19.3%, compared to the three months ended June 30, 2022, which was driven by a $5.1 million, or 18.0%, increase in interest income on loans. The overall increase in average yield on interest-earning assets was the result of rising interest rates, while the rate paid on interest-bearing liabilities has not increased as rapidly. Specific to the commercial paper and debt securities available for sale, the Company has intentionally maintained relatively short-term duration portfolios which has allowed, and will continue to allow, the Company to take advantage of rising rates when reinvesting the proceeds of maturing instruments.
Total interest expense for the three months ended September 30, 2022 increased $140,000, or 11.0%, compared to the three months ended June 30, 2022. The increase was driven by a $163,000, or 13.2%, increase in interest expense on deposits as a result of a 3 basis point increase in the associated average cost of funds, offset by a $23,000 decrease in interest expense on borrowings.

The following table shows the effects that changes in average balances (volume), including differences in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

(Dollars in thousands)	Increase/ (Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate
Interest-earning assets
Loans receivable	$1,096	$3,969	$5,065
Commercial paper	(222)	486	264
Debt securities available for sale	77	118	195
Other interest-earning assets	158	102	260
Total interest-earning assets	1,109	4,675	5,784
Interest-bearing liabilities
Interest-bearing checking accounts	(3)	(69)	(72)
Money market accounts	1	170	171
Savings accounts	1	2	3
Certificate accounts	(3)	64	61
Borrowings	(33)	10	(23)
Total interest-bearing liabilities	(37)	177	140
Net increase in tax equivalent interest income			$5,644
Provision for Credit Losses.  The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the CECL model.
The following table presents a breakdown of the components of the provision for credit losses:

	Three Months Ended
	September 30, 2022	June 30, 2022	$ Change	% Change
Provision for credit losses
Loans	$3,694	$2,942	$752	26%
Off-balance-sheet credit exposure	443	566	(123)	(22)
Commercial paper	(150)	(95)	(55)	(58)
Total provision for credit losses	$3,987	$3,413	$574	17%
For the quarter ended September 30, 2022, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $83,000 during the quarter:
•$1.3 million provision specific to fintech portfolios which have a riskier credit profile than loans originated in-house. The elevated credit risk is offset by the higher yields earned on the portfolios.
•$1.1 million provision driven by a projected worsening of the economic forecast, specifically the national unemployment rate.
•$1.3 million provision driven by loan growth, changes in the loan mix, and qualitative adjustments.
For the quarter ended June 30, 2022, the "loans" portion of the provision for credit losses was the result of the following, offset by net recoveries of $714,000 during the quarter:
•$1.2 million provision specific to fintech portfolios.
•$0.8 million provision driven by a projected worsening of the economic forecast, specifically the national unemployment rate.
•$0.8 million provision driven by loan growth, changes in the loan mix, and qualitative adjustments.
•$0.8 million provision to fully reserve a single individually evaluated commercial loan relationship where the borrower's financial performance deteriorated during the quarter.
For both periods presented, the provision for credit losses for off-balance-sheet credit exposure increased for the same reasons outlined above rather than as a result of significant increases in outstanding commitments.

Noninterest Income.  Noninterest income for the three months ended September 30, 2022 decreased $2.3 million, or 23.7%, when compared to the quarter ended June 30, 2022. Changes in selected components of noninterest income are discussed below:

	Three Months Ended
	September 30, 2022	June 30, 2022	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$2,338	$2,361	$(23)	(1)%
Loan income and fees	570	649	(79)	(12)
Gain on sale of loans held for sale	1,586	1,949	(363)	(19)
BOLI income	527	500	27	5
Operating lease income	1,585	1,472	113	8
Gain on sale of debt securities available for sale	—	1,895	(1,895)	(100)
Other	804	890	(86)	(10)
Total noninterest income	$7,410	$9,716	$(2,306)	(24)%
•Gain on sale of loans held for sale: The decrease in the gain on sale of loans held for sale was primarily driven by a decrease in volume of residential mortgage loans sold during the period as a result of rising interest rates. During the quarter ended September 30, 2022, $20.9 million of residential mortgage loans originated for sale were sold with gains of $493,000 compared to $38.3 million sold with gains of $835,000 for the quarter ended June 30, 2022. There were $12.1 million of sales of the guaranteed portion of SBA commercial loans with gains of $891,000 in the current quarter compared to $11.2 million sold and gains of $904,000 in the prior quarter. Lastly, the Company sold $22.8 million of HELOCs during the current quarter for a gain of $202,000 compared to $22.8 million sold and gains of $210,000 in the prior quarter.
•Gain on sale of debt securities available for sale: The decrease in the gain was driven by the sale of seven trust preferred securities during the quarter ended June 30, 2022 which had previously been written down to zero through purchase accounting adjustments from a merger in a prior period. No other securities were sold during either period presented.
Noninterest Expense.  Noninterest expense for the three months ended September 30, 2022 decreased $1.4 million, or 4.9%, when compared to the three months ended June 30, 2022. Changes in selected components of noninterest expense are discussed below:

	Three Months Ended
	September 30, 2022	June 30, 2022	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$14,815	$14,709	$106	1%
Occupancy expense, net	2,408	2,491	(83)	(3)
Computer services	2,763	2,811	(48)	(2)
Telephone, postage and supplies	603	599	4	1
Marketing and advertising	590	473	117	25
Deposit insurance premiums	542	432	110	25
Core deposit intangible amortization	34	42	(8)	(19)
Merger-related expenses	474	—	474	100
Officer transition agreement expense	—	1,795	(1,795)	(100)
Other	3,872	4,107	(235)	(6)
Total noninterest expense	$26,101	$27,459	$(1,358)	(5)%
•Merger-related expenses: On July 24, 2022, the Company entered into an Agreement and Plan of Merger with Quantum Capital Corp. The expense for the three months ended September 30, 2022 are costs incurred related to due diligence and legal work performed associated with the transaction. No such expense was incurred in the quarter ended June 30, 2022.
•Officer transition agreement expense: In May 2022, the Company entered into an amended and restated employment and transition agreement with the Company's Chairman and former CEO. As part of this agreement, the full amount of the estimated separation payment was accrued in the quarter ended June 30, 2022. No such expenses were incurred in the quarter ended September 30, 2022.
Income Taxes.  The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, changes in the statutory rate, and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the three months ended September 30, 2022 increased $965,000 as a result of higher taxable income in the current quarter and an increase in the effective tax rate which moved from 21.8% to 22.3% quarter-over-quarter.

Comparison of Results of Operations for the Three Months Ended September 30, 2022 and September 30, 2021
Net Income.  Net income totaled $9.2 million, or $0.60 per diluted share, for the three months ended September 30, 2022 compared to net income of $10.5 million, or $0.65 per diluted share, for the three months ended September 30, 2021, a decrease of $1.3 million, or 12.6%. The results for the three months ended September 30, 2022 were negatively impacted by an increase of $5.4 million in the provision for credit losses and a $2.9 million decrease in noninterest income, partially offset by a $6.8 million increase in net interest income. Details of the changes in the various components of net income are further discussed below.
Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)	Average Balance Outstanding	Interest Earned/ Paid(2)	Yield/ Rate(2)
Assets
Interest-earning assets
Loans receivable(1)	$2,880,148	$33,522	4.62%	$2,819,716	$28,205	3.97%
Commercial paper	214,214	1,116	2.07	160,857	155	0.38
Debt securities available for sale	135,015	678	1.99	138,435	524	1.50
Other interest-earning assets(3)	113,821	888	3.10	138,438	731	2.09
Total interest-earning assets	3,343,198	36,204	4.30	3,257,446	29,615	3.61
Other assets	243,113			260,976
Total assets	3,586,311			3,518,422
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$654,154	$268	0.16%	$635,456	$397	0.25%
Money market accounts	968,084	521	0.21	988,990	367	0.15
Savings accounts	238,992	45	0.07	223,658	41	0.07
Certificate accounts	476,761	561	0.47	457,865	767	0.67
Total interest-bearing deposits	2,337,991	1,395	0.24	2,305,969	1,572	0.27
Borrowings	1,526	12	3.12	55,464	26	0.18
Total interest-bearing liabilities	2,339,517	1,407	0.24	2,361,433	1,598	0.27
Noninterest-bearing deposits	800,912			708,219
Other liabilities	51,485			52,305
Total liabilities	3,191,914			3,121,957
Stockholders' equity	394,397			396,465
Total liabilities and stockholders' equity	3,586,311			3,518,422
Net earning assets	$1,003,681			$896,013
Average interest-earning assets to average interest-bearing liabilities	142.90%			137.94%
Tax-equivalent
Net interest income		$34,797			$28,017
Interest rate spread			4.06%			3.34%
Net interest margin(4)			4.13%			3.41%
Non-tax-equivalent
Net interest income		$34,520			$27,707
Interest rate spread			4.02%			3.30%
Net interest margin(4)			4.10%			3.37%
(1)The average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $277 and $310 for the three months ended September 30, 2022 and September 30, 2021, respectively, calculated based on a combined federal and state tax rate of 24%.
(3)The average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments, and deposits in other banks.
(4)Net interest income divided by average interest-earning assets.
Total interest and dividend income for the three months ended September 30, 2022 increased $6.6 million, or 22.6%, compared to the three months ended September 30, 2021, which was driven by a $5.4 million, or 19.2%, increase in interest income on loans, and a $961,000, or 620.0%, increase in interest income on commercial paper. The overall increase in average yield on interest-earning assets was the result of rising interest rates, while the rate paid on interest-bearing liabilities has not increased as rapidly. Specific to the commercial paper and debt securities available for sale, the Company has intentionally maintained relatively short-term duration portfolios which has allowed, and will continue to allow, the Company to take advantage of rising rates when reinvesting the proceeds of maturing instruments.
Total interest expense for the three months ended September 30, 2022 decreased $191,000, or 12.0%, compared to the three months ended September 30, 2021. The decrease was driven by a $177,000, or 11.3%, decrease in interest expense on deposits as a result of a 3 basis point decrease in the associated average cost of funds.
The following table shows the effects that changes in average balances (volume), including differences in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

(Dollars in thousands)	Increase/ (Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate
Interest-earning assets
Loans receivable	$604	$4,713	$5,317
Commercial paper	51	910	961
Debt securities available for sale	(13)	167	154
Other interest-earning assets	(130)	287	157
Total interest-earning assets	512	6,077	6,589
Interest-bearing liabilities
Interest-bearing checking accounts	12	(141)	(129)
Money market accounts	(8)	162	154
Savings accounts	3	1	4
Certificate accounts	32	(238)	(206)
Borrowings	(25)	11	(14)
Total interest-bearing liabilities	14	(205)	(191)
Net increase in tax equivalent interest income			$6,780
Provision (Benefit) for Credit Losses.  The following table presents a breakdown of the components of the provision (benefit) for credit losses:

	Three Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change
Provision (benefit) for credit losses
Loans	$3,694	$(1,335)	$5,029	(377)%
Off-balance-sheet credit exposure	443	(125)	568	(454)
Commercial paper	(150)	—	(150)	(100)
Total provision (benefit) for credit losses	$3,987	$(1,460)	$5,447	(373)%
For the quarter ended September 30, 2022, the "loans" portion of the provision (benefit) for credit losses was the result of the following, offset by net charge-offs of $83,000 during the quarter:
•$1.3 million provision specific to fintech portfolios which have a riskier credit profile than loans originated in-house. The elevated credit risk is offset by the higher yields earned on the portfolios.
•$1.1 million provision driven by a projected worsening of the economic forecast, specifically the national unemployment rate.
•$1.3 million provision driven by loan growth, changes in the loan mix, and qualitative adjustments.
For the quarter ended September 30, 2021, the "loans" portion of the benefit for credit losses was driven by a slight improvement in the economic forecast, as more clarity was gained regarding the impact of COVID-19 upon the loan portfolio.

Noninterest Income.  Noninterest income for the three months ended September 30, 2022 decreased $2.9 million, or 28.4%, when compared to the quarter ended September 30, 2021. Changes in selected components of noninterest income are discussed below:

	Three Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$2,338	$2,372	$(34)	(1)%
Loan income and fees	570	979	(409)	(42)
Gain on sale of loans held for sale	1,586	4,057	(2,471)	(61)
BOLI income	527	518	9	2
Operating lease income	1,585	1,540	45	3
Gain on sale of debt securities available for sale	—	—	—	—
Other	804	886	(82)	(9)
Total noninterest income	$7,410	$10,352	$(2,942)	(28)%
•Loan income and fees: The decrease in loan income and fees during the quarter ended September 30, 2022 was the result of lower prepayment and underwriting fees recognized during the period compared to the same period last year.
•Gain on sale of loans held for sale: The decrease in the gain on sale of loans held for sale was primarily driven by a decrease in the volume of residential mortgage loans, SBA commercial loans, and HELOCs sold during the period as a result of rising interest rates. During the quarter ended September 30, 2022, $20.9 million of residential mortgage loans originated for sale were sold with gains of $493,000 compared to $63.8 million sold with gains of $2.1 million for the quarter ended September 30, 2021. There were $12.1 million of sales of the guaranteed portion of SBA commercial loans with gains of $891,000 in the current quarter compared to $14.4 million sold and gains of $1.7 million for the same period in the prior year. Lastly, the Company sold $22.8 million of HELOCs during the quarter for a gain of $202,000 compared to $47.4 million sold and gains of $267,000 in the same period last year.
Noninterest Expense.  Noninterest expense for the three months ended September 30, 2022 increased $85,000, or 0.3%, when compared to the three months ended September 30, 2021. Changes in selected components of noninterest expense are discussed below:

	Three Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$14,815	$15,280	$(465)	(3)%
Occupancy expense, net	2,408	2,317	91	4
Computer services	2,763	2,521	242	10
Telephone, postage and supplies	603	650	(47)	(7)
Marketing and advertising	590	705	(115)	(16)
Deposit insurance premiums	542	566	(24)	(4)
Core deposit intangible amortization	34	93	(59)	(63)
Merger-related expenses	474	—	474	100
Officer transition agreement expense	—	—	—	—
Other	3,872	3,884	(12)	—
Total noninterest expense	$26,101	$26,016	$85	—%
•Salaries and employee benefits: The decrease in salaries and employee benefits expense is primarily the result of branch closures and lower mortgage banking incentive pay as a result of the reduction in the volume of originations, due to rising interest rates.
•Merger-related expenses: On July 24, 2022, the Company entered into an Agreement and Plan of Merger with Quantum Capital Corp. The expense for the three months ended September 30, 2022 are costs incurred related to due diligence and legal work performed associated with the transaction. No such expense was incurred in the quarter ended September 30, 2021.
Income Taxes.  The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, changes in the statutory rate, and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the three months ended September 30, 2022 decreased $333,000 as a result of lower taxable income in the current quarter compared to the corresponding period in the prior year, partially offset by an increase in the effective tax rate from 22.0% to 22.3% between periods.
Comparison of Financial Condition at September 30, 2022 and June 30, 2022
General.  Total assets increased by $5.9 million to $3.6 billion and total liabilities decreased by $1.4 million to $3.2 billion, respectively, at September 30, 2022 as compared to June 30, 2022. The decrease in commercial paper of $109.1 million was used to fund loan growth of $98.5 million and an increase of $34.8 million in available for sale debt securities during the period.

Cash and cash equivalents and commercial paper.  Total cash and cash equivalents decreased $11.0 million, or 10.4%, to $94.2 million at September 30, 2022 from $105.1 million at June 30, 2022. Commercial paper decreased $109.1 million, or 56.1%, to $85.3 million at September 30, 2022 from $194.4 million at June 30, 2022.
Debt securities available for sale and other investments.  Debt securities available for sale increased $34.8 million, or 27.4%, to $161.7 million at September 30, 2022 from $127.0 million at June 30, 2022, with the majority of the increase being invested in residential MBS.
Loans held for sale. Loans held for sale decreased $3.0 million, or 3.9%, to $76.3 million at September 30, 2022 from $79.3 million at June 30, 2022. This was primarily driven by a combined decrease of $6.1 million, or 9.5%, in mortgage loans held for sale and HELOCs originated for sale, partially offset by a $3.1 million, or 20.7%, increase in SBA loans held for sale.
Loans, net of deferred loan fees and costs.  Total loans increased $98.5 million, or 3.6%, to $2.9 billion at September 30, 2022 from $2.8 billion at June 30, 2022, which was funded by the maturation of commercial paper.
The following table illustrates the changes within the portfolio:

	As of				Percent of Total
(Dollars in thousands)	September 30,	June 30,	Change		September 30,	June 30,
	2022	2022	$	%	2022	2022
Commercial real estate loans
Construction and land development	$310,985	$291,202	$19,783	7%	11%	11%
Commercial real estate - owner occupied	336,456	335,658	798	—	12	12
Commercial real estate - non-owner occupied	661,644	662,159	(515)	—	23	24
Multifamily	79,082	81,086	(2,004)	(2)	3	3
Total commercial real estate loans	1,388,167	1,370,105	18,062	1	49	50
Commercial loans
Commercial and industrial	205,606	192,652	12,954	7	7	7
Equipment finance	411,012	394,541	16,471	4	14	14
Municipal leases	130,777	129,766	1,011	1	5	5
PPP loans	238	661	(423)	(64)	—	—
Total commercial loans	747,633	717,620	30,013	4	26	26
Residential real estate loans
Construction and land development	91,488	81,847	9,641	12	2	3
One-to-four family	374,849	354,203	20,646	6	13	13
HELOCs	164,701	160,137	4,564	3	6	6
Total residential real estate loans	631,038	596,187	34,851	6	21	22
Consumer loans	100,945	85,383	15,562	18	4	2
Loans, net of deferred loan fees and costs	$2,867,783	$2,769,295	$98,488	4%	100%	100%
Asset quality. Nonperforming assets increased by $706,000, or 11.2%, to $7.0 million, or 0.20% of total assets, at September 30, 2022 compared to $6.3 million, or 0.18% of total assets, at June 30, 2022. Nonperforming assets included $6.8 million in nonaccruing loans and $200,000 of REO at September 30, 2022, compared to $6.1 million and $200,000 in nonaccruing loans and REO, respectively, at June 30, 2022. Nonperforming loans to total loans was 0.24% at September 30, 2022 and 0.22% at June 30, 2022.
The ratio of classified assets to total assets decreased to 0.54% at September 30, 2022 from 0.61% at June 30, 2022. Classified assets decreased $2.2 million, or 10.2%, to $19.3 million at September 30, 2022 compared to $21.5 million at June 30, 2022, due to loan paydowns.
Our individually evaluated loans include loans on nonaccrual status and all TDRs, whether performing or on nonaccrual status under their restructured terms. Individually evaluated loans may be evaluated for reserve purposes using either the discounted cash flow or the collateral valuation method. As of September 30, 2022, there were $5.6 million in loans individually evaluated compared to $5.3 million at June 30, 2022. For more information on these individually evaluated loans, see "Note 5 – Loans and Allowance for Credit Losses on Loans" in this Quarterly Report on Form 10-Q.
Allowance for credit losses.  The ACL on loans was $38.3 million, or 1.34% of total loans, at September 30, 2022 compared to $34.7 million, or 1.25% of total loans, as of June 30, 2022. Net charge-offs as a percentage of average loans was 0.01% for the three months ended September 30, 2022 compared to net recoveries of (0.10)% for the three months ended June 30, 2022. The drivers of these quarter-over-quarter changes are discussed in the "Three Months Ended September 30, 2022 and June 30, 2022" section above.
Other assets. Other assets decreased $5.7 million, or 10.6%, to $47.3 million at September 30, 2022 from $53.0 million at June 30, 2022. The decrease was primarily driven by lower current taxes receivable and the sale of properties held for sale during the period.
Other liabilities.  Other liabilities decreased $4.3 million, or 7.1%, during the three months ended September 30, 2022 to $56.3 million, as a result of the payout of annual short-term incentives for the prior fiscal year.

Deposits.  The following table summarizes the composition of our deposit portfolio as of the dates indicated:

	As of
(Dollars in thousands)	September 30,	June 30,	Change
	2022	2022	$	%
Core deposits
Noninterest-bearing accounts	$794,242	$745,746	$48,496	7%
NOW accounts	636,859	654,981	(18,122)	(3)
Money market accounts	960,150	969,661	(9,511)	(1)
Savings accounts	240,412	238,197	2,215	1
Core deposits	2,631,663	2,608,585	23,078	1
Certificates of deposit	471,005	491,176	(20,171)	(4)
Total	$3,102,668	$3,099,761	$2,907	—%
Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2022, the Bank had an available borrowing capacity of $211.2 million with the FHLB of Atlanta, a $68.9 million line of credit with the FRB and a line of credit with three unaffiliated banks totaling $120.0 million. Additionally, we classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our securities portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity, and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At September 30, 2022 brokered deposits totaled $24.0 million, or 0.8%, of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and debt securities, including MBS. On a stand-alone level we are a separate legal entity from the Bank and must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2022, we (on an unconsolidated basis) had liquid assets of $6.1 million.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and fund loan commitments. At September 30, 2022, the total approved loan commitments and unused lines of credit outstanding amounted to $431.8 million and $511.4 million, respectively, as compared to $417.6 million and $485.2 million as of June 30, 2022. Certificates of deposit scheduled to mature in one year or less at September 30, 2022, totaled $389.8 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe a majority of our maturing deposits will remain with us.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements, mainly to manage customers' requests for funding. These transactions primarily take the form of loan commitments and lines of credit and involve varying degrees of off-balance sheet credit, interest rate, and liquidity risks. For further information, see "Note 9 – Commitments and Contingencies" in this Quarterly Report on Form 10-Q.
Capital Resources
At September 30, 2022, stockholders' equity totaled $396.2 million, compared to $388.8 million at June 30, 2022, an increase of $7.4 million which was mainly the result of net income for the quarter. HomeTrust Bancshares, Inc. is a bank holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve and the NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
At September 30, 2022, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at September 30, 2022 under applicable regulatory requirements.
HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
September 30, 2022
CET1 Capital (to risk-weighted assets)	$379,461	11.01%	$155,026	4.50%	$223,927	6.50%
Tier I Capital (to total adjusted assets)	379,461	10.64	142,626	4.00	178,283	5.00
Tier I Capital (to risk-weighted assets)	379,461	11.01	206,701	6.00	275,602	8.00
Total Risk-based Capital (to risk-weighted assets)	410,419	11.91	275,602	8.00	344,502	10.00

June 30, 2022
CET1 Capital (to risk-weighted assets)	$372,797	10.76%	$155,844	4.50%	$225,108	6.50%
Tier I Capital (to total adjusted assets)	372,797	10.50	142,028	4.00	177,535	5.00
Tier I Capital (to risk-weighted assets)	372,797	10.76	207,792	6.00	277,057	8.00
Total Risk-based Capital (to risk-weighted assets)	395,962	11.43	277,057	8.00	346,321	10.00

HomeTrust Bank
September 30, 2022
CET1 Capital (to risk-weighted assets)	$365,963	10.62%	$155,026	4.50%	$223,927	6.50%
Tier I Capital (to total adjusted assets)	365,963	10.26	142,619	4.00	178,273	5.00
Tier I Capital (to risk-weighted assets)	365,963	10.62	206,701	6.00	275,602	8.00
Total Risk-based Capital (to risk-weighted assets)	396,921	11.52	275,602	8.00	344,502	10.00

June 30, 2022
CET1 Capital (to risk-weighted assets)	$358,600	10.35%	$155,844	4.50%	$225,108	6.50%
Tier I Capital (to total adjusted assets)	358,600	10.11	141,814	4.00	177,267	5.00
Tier I Capital (to risk-weighted assets)	358,600	10.35	207,792	6.00	277,057	8.00
Total Risk-based Capital (to risk-weighted assets)	381,765	11.02	277,057	8.00	346,321	10.00
As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, the Company elected the option to delay the estimated impact on regulatory capital of ASU 2016-13, which was adopted on July 1, 2020. The initial adoption of ASU 2016-13 as well as 25% of the quarterly increases in the ACL subsequent to adoption (collectively the “transition adjustments”) was delayed for two years. Starting July 1, 2022, the cumulative amount of the transition adjustments became fixed and will be phased out of the regulatory capital calculations evenly over a three-year period, with 75% recognized in year three, 50% recognized in year four, and 25% recognized in year five. After five years, the temporary regulatory capital benefits will be fully reversed.
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of September 30, 2022, the Company's and Bank's risk-based capital exceeded the required capital contribution buffer.
Dividends paid by HomeTrust Bank are limited, without regulatory approval, to current year earnings less dividends paid during the preceding two years.
Item 3.      Quantitative and Qualitative Disclosure About Market Risk
There has not been any material change in the market risk disclosures contained in our 2022 Form 10-K.

Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2022, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2022, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings
The "Litigation" section of "Note 9 – Commitments and Contingencies" to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.
Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the 2022 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Not applicable

	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
July 1 - July 31, 2022	—	$—	—	266,639
August 1 - August 31, 2022	—	—	—	266,639
September 1 - September 30, 2022	—	—	—	266,639
Total	—	$—	—	266,639
No stock was repurchased during the three months ended September 30, 2022.
Item 3.     Defaults Upon Senior Securities
Nothing to report.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Nothing to report.

Item 6.     Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Charter of HomeTrust Bancshares, Inc.	(d)
3.2	Amended and Restated Bylaws of HomeTrust Bancshares, Inc.	(f)
10.1	HomeTrust Bancshares, Inc. Senior Leadership Incentive Plan (formerly known as Operating Committee Incentive Program)	(a)
10.2	Amended and Restated Employment and Transition Agreement between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(a)
10.3	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(b)
10.3B	Amendment No. 2 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.3C	Amendment No. 3 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(o)
10.3D	Amendment No. 4 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(e)
10.4	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony J. VunCannon	(g)
10.4A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony VunCannon	(a)
10.5	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(d)
10.6	Amendment No. 1 to SERP	(m)
10.7	Amendment No. 2 to SERP	(l)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(d)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(d)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(d)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(d)
10.7E	SERP Joinder Agreement for Stan Allen	(d)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(d)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(d)
10.7H	SERP Joinder Agreement for William T. Flynt	(d)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(i)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(d)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(d)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(d)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(d)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(d)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(d)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(d)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(d)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(d)
10.9A	Amendment No. 1 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9B	Form of Joinder Agreement Under the HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9C	Amendment No. 2 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	10.9C
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(d)
10.10A	Amendment No. 1 to HomeTrust Bank 2005 Deferred Compensation Plan	(m)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(d)
10.11A	Amendment No. 1 to HomeTrust Bank Pre-2005 Deferred Compensation Plan	(m)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	(j)
10.13	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(k)

10.14	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(k)
10.15	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(k)
10.16	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(k)
10.17	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(k)
10.18	Reserved
10.19	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(n)
10.20	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(c)
10.20A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(a)
10.21	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(g)
10.21A	Amendment No. 1 to Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(a)
10.22	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(p)
10.22A	Amendment No. 1 to Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(a)
10.23	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Mark DeMarcus	10.23
10.23A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Mark DeMarcus	(a)
10.24	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	10.24
10.24A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(a)
10.25	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Megan Pelletier	(a)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares’ Annual Report on Form 10-K for the year ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
(a)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (File No. 001-35593).
(b)Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2018 (File No. 001-35593).
(c)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-35593).
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
(k)Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.
(l)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on February 15, 2022 (File No. 001-35593).
(m)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-35593).
(n)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).
(o)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on July 28, 2021 (File No. 001-35593).
(p)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (File No. 001-35593).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMETRUST BANCSHARES, INC.

Date: November 9, 2022	By:	/s/ C. Hunter Westbrook
C. Hunter Westbrook
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 9, 2022	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)