Form 10-Q
period 2022-12-31
HomeTrust Bancshares, Inc.
filed 2023-02-07
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 15,882,640 shares of common stock, par value of $.01 per share, issued and outstanding as of February 3, 2023.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

Glossary of Defined Terms
The following terms may be used throughout this Form 10-Q, including the Notes to Consolidated Financial Statements in Item 1 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q.

Term	Definition
ACL	Allowance for Credit Losses
AFS	Available-For-Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOLI	Bank Owned Life Insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of 2020
CD	Certificate of Deposit
CDA	Collateral Dependent Asset
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
DCF	Discounted Cash Flow
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB or FHLB of Atlanta	Federal Home Loan Bank
FRB	Federal Reserve Bank of Richmond
GSE	Government-Sponsored Enterprises
HELOC	Home Equity Line of Credit
IRLC	Interest Rate Lock Commitments
LIBOR	London Interbank Offered Rate
MBS	Mortgage-Backed Securities
NCCOB	North Carolina Office of the Commissioner of Banks
PCD	Purchased Financial Assets with Credit Deterioration
PPP	Paycheck Protection Program
REO	Real Estate Owned
ROA	Return on Assets
ROE	Return on Equity
ROU	Right of Use
RSU	Restricted Stock Unit
SBA	U.S. Small Business Administration
SBIC	Small Business Investment Companies
SEC	Securities and Exchange Commission
TBA	To-be-announced
TDR	Troubled Debt Restructuring
US GAAP	Generally Accepted Accounting Principles in the United States

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	December 31, 2022	June 30, 2022
Assets
Cash	$15,825	$20,910
Interest-bearing deposits	149,209	84,209
Cash and cash equivalents	165,034	105,119
Commercial paper, net	—	194,427
Certificates of deposit in other banks	29,371	23,551
Debt securities available for sale, at fair value (amortized cost of $152,790 and $130,099 at December 31, 2022 and June 30, 2022, respectively)	147,942	126,978
FHLB and FRB stock	13,661	9,326
SBIC investments, at cost	12,414	12,758
Loans held for sale, at fair value	518	—
Loans held for sale, at the lower of cost or fair value	72,777	79,307
Total loans, net of deferred loan fees and costs	2,985,623	2,769,295
Allowance for credit losses – loans	(38,859)	(34,690)
Loans, net	2,946,764	2,734,605
Premises and equipment, net	65,216	69,094
Accrued interest receivable	11,076	8,573
Deferred income taxes, net	11,319	11,487
BOLI	96,335	95,281
Goodwill	25,638	25,638
Core deposit intangibles, net	32	93
Other assets	48,918	52,967
Total assets	$3,647,015	$3,549,204
Liabilities and stockholders' equity
Liabilities
Deposits	$3,048,020	$3,099,761
Borrowings	130,000	—
Other liabilities	58,840	60,598
Total liabilities	3,236,860	3,160,359
Commitments and contingencies – See Note 9
Stockholders' equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 15,673,595 shares issued and outstanding at December 31, 2022; 15,591,466 at June 30, 2022	157	156
Additional paid in capital	128,486	126,106
Retained earnings	290,271	270,276
Unearned ESOP shares	(5,026)	(5,290)
Accumulated other comprehensive loss	(3,733)	(2,403)
Total stockholders' equity	410,155	388,845
Total liabilities and stockholders' equity	$3,647,015	$3,549,204
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Interest and dividend income
Loans	$38,995	$26,929	$72,240	$54,824
Commercial paper	184	303	1,300	458
Debt securities available for sale	1,151	411	1,829	935
Other investments and interest-bearing deposits	1,072	845	1,960	1,576
Total interest and dividend income	41,402	28,488	77,329	57,793
Interest expense
Deposits	3,603	1,305	4,998	2,877
Borrowings	254	15	266	41
Total interest expense	3,857	1,320	5,264	2,918
Net interest income	37,545	27,168	72,065	54,875
Provision (benefit) for credit losses	2,240	(2,500)	6,227	(3,960)
Net interest income after provision (benefit) for credit losses	35,305	29,668	65,838	58,835
Noninterest income
Service charges and fees on deposit accounts	2,523	2,513	4,861	4,885
Loan income and fees	647	805	1,217	1,784
Gain on sale of loans held for sale	1,102	3,901	2,688	7,958
BOLI income	494	490	1,021	1,008
Operating lease income	1,156	1,718	2,741	3,258
Gain (loss) on sale of premises and equipment	1,127	(87)	1,115	(87)
Other	1,405	753	2,209	1,639
Total noninterest income	8,454	10,093	15,852	20,445
Noninterest expense
Salaries and employee benefits	14,484	14,872	29,299	30,152
Occupancy expense, net	2,428	2,401	4,824	4,718
Computer services	2,796	2,609	5,559	5,130
Telephone, postage, and supplies	575	672	1,178	1,322
Marketing and advertising	481	832	1,071	1,537
Deposit insurance premiums	546	302	1,088	868
Core deposit intangible amortization	26	65	60	158
Merger-related expenses	250	—	724	—
Other	4,490	4,069	8,362	7,953
Total noninterest expense	26,076	25,822	52,165	51,838
Net income before income taxes	17,683	13,939	29,525	27,442
Income tax expense	4,025	2,861	6,668	5,837
Net income	$13,658	$11,078	$22,857	$21,605
Per share data
Net income per common share
Basic	$0.90	$0.70	$1.51	$1.36
Diluted	$0.90	$0.68	$1.50	$1.33
Average shares outstanding
Basic	15,028,179	15,632,283	15,008,092	15,696,765
Diluted	15,161,153	15,989,606	15,145,701	16,057,607
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net income	$13,658	$11,078	$22,857	$21,605
Other comprehensive income (loss)
Unrealized holding gains (losses) on debt securities available for sale
Gains (losses) arising during the period	411	(882)	(1,727)	(1,187)
Deferred income tax benefit (expense)	(95)	203	397	273
Total other comprehensive income (loss)	316	(679)	(1,330)	(914)
Comprehensive income	$13,974	$10,399	$21,527	$20,691
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended December 31, 2022
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at September 30, 2022	15,632,348	$156	$127,153	$278,120	$(5,158)	$(4,049)	$396,222
Net income	—	—	—	13,658	—	—	13,658
Cash dividends declared on common stock, $0.10/ common share	—	—	—	(1,507)	—	—	(1,507)
Forfeited restricted stock	(5,800)	—	—	—	—	—	—
Exercised stock options	47,047	1	676	—	—	—	677
Share-based compensation expense	—	—	464	—	—	—	464
ESOP compensation expense	—	—	193	—	132	—	325
Other comprehensive income	—	—	—	—	—	316	316
Balance at December 31, 2022	15,673,595	$157	$128,486	$290,271	$(5,026)	$(3,733)	$410,155

	(Unaudited)
	Three Months Ended December 31, 2021
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at September 30, 2021	16,307,658	$163	$151,425	$249,331	$(5,687)	$1,279	$396,511
Net income	—	—	—	11,078	—	—	11,078
Cash dividends declared on common stock, $0.09/common share	—	—	—	(1,423)	—	—	(1,423)
Common stock repurchased	(299,397)	(3)	(8,967)	—	—	—	(8,970)
Forfeited restricted stock	(6,400)	—	—	—	—	—	—
Exercised stock options	301,600	3	4,339	—	—	—	4,342
Share-based compensation expense	—	—	485	—	—	—	485
ESOP compensation expense	—	—	270	—	132	—	402
Other comprehensive loss	—	—	—	—	—	(679)	(679)
Balance at December 31, 2021	16,303,461	$163	$147,552	$258,986	$(5,555)	$600	$401,746

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(Dollars in thousands)

	(Unaudited)
	Six Months Ended December 31, 2022
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	15,591,466	$156	$126,106	$270,276	$(5,290)	$(2,403)	$388,845
Net income	—	—	—	22,857	—	—	22,857
Cash dividends declared on common stock, $0.19/common share	—	—	—	(2,862)	—	—	(2,862)
Forfeited restricted stock	(6,200)	—	—	—	—	—	—
Retired stock	(4,079)	—	(95)	—	—	—	(95)
Granted restricted stock	4,500	—	—	—	—	—	—
Stock issued for RSUs	13,861	—	—	—	—	—	—
Exercised stock options	74,047	1	1,064	—	—	—	1,065
Share-based compensation expense	—	—	1,031	—	—	—	1,031
ESOP compensation expense	—	—	380	—	264	—	644
Other comprehensive loss	—	—	—	—	—	(1,330)	(1,330)
Balance at December 31, 2022	15,673,595	$157	$128,486	$290,271	$(5,026)	$(3,733)	$410,155

	(Unaudited)
	Six Months Ended December 31, 2021
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	16,636,483	$167	$160,582	$240,075	$(5,819)	$1,514	$396,519
Net income	—	—	—	21,605	—	—	21,605
Cash dividends declared on common stock, $0.17/common share	—	—	—	(2,694)	—	—	(2,694)
Common stock repurchased	(675,832)	(7)	(19,396)	—	—	—	(19,403)
Forfeited restricted stock	(9,400)	—	—	—	—	—	—
Retired stock	(2,708)	—	(75)	—	—	—	(75)
Granted restricted stock	—	—	—	—	—	—	—
Stock issued for RSUs	7,118	—	—	—	—	—	—
Exercised stock options	347,800	3	5,039	—	—	—	5,042
Share-based compensation expense	—	—	900	—	—	—	900
ESOP compensation expense	—	—	502	—	264	—	766
Other comprehensive loss	—	—	—	—	—	(914)	(914)
Balance at December 31, 2021	16,303,461	$163	$147,552	$258,986	$(5,555)	$600	$401,746

The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Six Months Ended December 31,
	2022	2021
Operating activities
Net income	$22,857	$21,605
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	6,227	(3,960)
Depreciation and amortization of premises and equipment and equipment for operating leases	4,360	4,782
Deferred income tax expense	565	5,154
Net accretion of purchase accounting adjustments on loans	(373)	(784)
Net amortization and accretion	1,467	1,586
Loss (gain) from sale of premises and equipment	(1,115)	87
Gain on sale of REO	—	(3)
Loss incurred at the end of operating leases	189	92
BOLI income	(1,021)	(1,008)
Gain on sale of loans held for sale	(2,688)	(7,958)
Origination of loans held for sale	(116,402)	(301,898)
Proceeds from sale of loans held for sale	115,754	303,911
New deferred loan origination fees, net	(2,855)	(273)
Decrease in accrued interest receivable and other assets	(6,220)	(2,255)
ESOP compensation expense	644	766
Share-based compensation expense	1,031	900
Decrease in other liabilities	(1,989)	(3,391)
Net cash provided by operating activities	20,431	17,353
Investing activities
Purchases of debt securities available for sale	(59,056)	(7,011)
Proceeds from maturities, calls and paydowns of debt securities available for sale	36,389	40,042
Purchases of commercial paper	(210,292)	(291,652)
Proceeds from maturities and calls of commercial paper	406,269	227,499
Purchases of CDs in other banks	(9,455)	(996)
Proceeds from maturities of CDs in other banks	3,635	7,116
Net (purchases) redemptions of FHLB and FRB stock	(4,335)	3,170
Net (purchases) redemptions of SBIC investments, at cost	344	(1,577)
Net (increase) decrease in loans	(208,031)	34,131
Purchase of BOLI	(33)	(93)
Purchase of equipment for operating leases	(4,918)	(1,677)
Sale of equipment for operating leases	4,120	1,558
Purchase of premises and equipment	(1,157)	(4,886)
Proceeds from sale of premises and equipment and assets held for sale	9,634	1,693
Proceeds from sale of REO	3	146
Net cash provided by (used in) investing activities	(36,883)	7,463
Financing activities
Net increase (decrease) in deposits	(51,741)	43,150
Net increase (decrease) in short-term borrowings	130,000	(97,000)
Proceeds from long-term borrowings	—	30,000
Common stock repurchased	—	(19,403)
Cash dividends paid	(2,862)	(2,694)
Retired stock	(95)	(75)
Exercised stock options	1,065	5,042
Net cash provided by (used in) financing activities	76,367	(40,980)
Net increase (decrease) in cash and cash equivalents	59,915	(16,164)
Cash and cash equivalents at beginning of period	105,119	50,990
Cash and cash equivalents at end of period	$165,034	$34,826

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	(Unaudited)
	Six Months Ended December 31,
	2022	2021
Supplemental disclosures:
Cash paid during the period for:
Interest	$4,988	$2,929
Income taxes	1,156	192
Noncash transactions:
Unrealized loss in value of debt securities available for sale, net of income taxes	(1,330)	(914)
Transfer of loans held for sale to loans held for investment	8,753	11,629
Transfer of loans held for investment to loans held for sale	—	12,827
ROU asset and lease liabilities for operating lease accounting	2,108	946
Transfer of premises and equipment to assets held for sale (included in other assets)	—	3,229
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2022 ("2022 Form 10-K") filed with the SEC on September 12, 2022. The results of operations for the six months ended December 31, 2022 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2023.
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
Loans Held for Sale
Residential mortgages originated and intended for sale in the secondary market through mandatory delivery contracts are recorded at fair value (fair value option elected). The fair value includes the servicing value of the loans as well as any accrued interest, with changes in value recorded through the gain on sale of loans held for sale. Conversely, residential mortgages originated and intended for sale in the secondary market on a best efforts basis are sold with servicing released and carried at the lower of cost or fair value as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.
The Company originates loans guaranteed by the SBA for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. SBA loans are classified as held for sale and are carried at the lower of cost or fair value. The guaranteed portion of the loan is sold and the servicing rights are retained. A gain is recorded for any premium received in excess of the carrying value of the net assets transferred in the sale and is included in the gain on sale of loans held for sale. The portion of SBA loans that are retained are adjusted to fair value and reclassified to total loans, net of deferred costs (loans held for investment). The net value of the retained loans is included in the appropriate loan classification for disclosure purposes.
HELOCs held for sale are originated through a third party in various states outside the Company's geographic footprint, but are underwritten to the Company's underwriting guidelines. The loans are generally held for sale by the Company over a 90 to 180 day period and are serviced by the third party. The loans are marketed by the third party to investors in pools and once sold the Company recognizes a gain or loss on the sale which is recorded through the gain on sale of loans held for sale.
Derivative Instruments and Hedging
The Company holds and issues derivative financial instruments such as IRLCs and other forward sale commitments. IRLCs are subject to pricing risk primarily related to fluctuations in market interest rates. To hedge the interest rate risk on certain IRLCs, the Company uses forward sale commitments such as TBAs or mandatory delivery commitments with investors. Management expects these forward sale commitments to experience changes in fair value opposite to the changes in fair value of the IRLCs, thereby reducing earnings volatility. Forward sale commitments are also used to hedge the interest rate risk on mortgage loans held for sale that are not committed to investors and still subject to price risk. If the mandatory delivery commitments are not fulfilled, the Company pays a pair-off fee. Best effort forward sale commitments are also executed with investors, whereby certain loans are locked with a borrower and simultaneously committed to an investor at a fixed price. If the best effort IRLC does not fund, there is no obligation to fulfill the investor commitment.
The Company considers various factors and strategies in determining what portion of the IRLCs and uncommitted mortgage loans held for sale to economically hedge. All derivative instruments are recognized as other assets or other liabilities on the consolidated statements of financial condition at their fair value. Changes in the fair value of the derivative instruments and gains and losses resulting from the pairing-

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
out of forward sale commitments are recognized in the gain on sale of loans held for sale on the consolidated statements of income in the period in which they occur. The Company accounts for all derivative instruments as free-standing derivative instruments and does not designate any for hedge accounting.
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
3.    Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$15,998	$—	$(599)	$15,399
MBS, residential	87,007	9	(2,569)	84,447
Municipal bonds	4,522	1	(114)	4,409
Corporate bonds	45,263	—	(1,576)	43,687
Total	$152,790	$10	$(4,858)	$147,942

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$18,993	$5	$(539)	$18,459
MBS, residential	48,377	3	(1,147)	47,233
Municipal bonds	5,545	31	(18)	5,558
Corporate bonds	57,184	1	(1,457)	55,728
Total	$130,099	$40	$(3,161)	$126,978
Debt securities available for sale by contractual maturity at December 31, 2022 and June 30, 2022 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	December 31, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$42,262	$41,448
Due after one year through five years	18,006	17,060
Due after five years through ten years	5,515	4,987
Due after ten years	—	—
MBS, residential	87,007	84,447
Total	$152,790	$147,942

	June 30, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$35,350	$34,956
Due after one year through five years	40,325	39,018
Due after five years through ten years	6,047	5,771
Due after ten years	—	—
MBS, residential	48,377	47,233
Total	$130,099	$126,978
The Company had no sales of debt securities available for sale and no gross realized gains or losses were recognized during the six months ended December 31, 2022 and 2021.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
Debt securities available for sale with amortized costs totaling $83,849 and $43,187 and market values of $80,818 and $41,876 at December 31, 2022 and June 30, 2022, respectively, were pledged as collateral to secure various public deposits and other borrowings.
The gross unrealized losses and the fair value for debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2022 and June 30, 2022 were as follows:

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$991	$(8)	$14,408	$(591)	$15,399	$(599)
MBS, residential	73,958	(1,796)	8,571	(773)	82,529	(2,569)
Municipal bonds	3,408	(114)	—	—	3,408	(114)
Corporate bonds	21,807	(547)	19,980	(1,029)	41,787	(1,576)
Total	$100,164	$(2,465)	$42,959	$(2,393)	$143,123	$(4,858)

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$14,461	$(539)	$—	$—	$14,461	$(539)
MBS, residential	41,658	(994)	5,269	(153)	46,927	(1,147)
Municipal bonds	1,970	(18)	—	—	1,970	(18)
Corporate bonds	39,454	(730)	14,273	(727)	53,727	(1,457)
Total	$97,543	$(2,281)	$19,542	$(880)	$117,085	$(3,161)
The total number of securities with unrealized losses at December 31, 2022 and June 30, 2022 were 195 and 177, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of December 31, 2022 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Accounting Policies" in our 2022 Form 10-K for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on investment securities and does not record an ACL on accrued interest receivable. As of December 31, 2022, the accrued interest receivable for debt securities available for sale was $552.
4.    Loans Held For Sale
Loans held for sale, at the lower of cost or fair value, consist of the following as of the dates indicated:

	December 31, 2022	June 30, 2022
One-to-four family	$26	$4,176
SBA	37,375	14,774
HELOCs	35,376	60,357
Total loans held for sale, at the lower of cost or fair value	$72,777	$79,307
The carrying balance of loans held for sale, at fair value, was $518 and $0 at December 31, 2022 and June 30, 2022, respectively, while the amortized cost of these loans was $506 and $0 at the same dates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
5.    Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated(1):

	December 31, 2022	June 30, 2022
Commercial real estate loans
Construction and land development	$328,253	$291,202
Commercial real estate - owner occupied	340,824	335,658
Commercial real estate - non-owner occupied	690,241	662,159
Multifamily	69,156	81,086
Total commercial real estate loans	1,428,474	1,370,105
Commercial loans
Commercial and industrial	194,465	192,652
Equipment finance	426,507	394,541
Municipal leases	135,922	129,766
PPP loans	214	661
Total commercial loans	757,108	717,620
Residential real estate loans
Construction and land development	100,002	81,847
One-to-four family	400,595	354,203
HELOCs	194,296	160,137
Total residential real estate loans	694,893	596,187
Consumer loans	105,148	85,383
Total loans, net of deferred loan fees and costs	2,985,623	2,769,295
ACL on loans	(38,859)	(34,690)
Loans, net	$2,946,764	$2,734,605
(1) At December 31, 2022 and June 30, 2022 accrued interest receivable of $10,434 and $7,969 was accounted for separately from the amortized cost basis.

All qualifying one-to-four family first mortgage loans, HELOCs, commercial real estate loans, indirect auto, municipal leases and FHLB of Atlanta stock are pledged as collateral by a blanket pledge to secure any outstanding FHLB and FRB advances.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate, and consumer loans by origination year as of December 31, 2022:

	Term Loans By Origination Fiscal Year
December 31, 2022	2023	2022		2021	2020	2019	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$18,267	$26,694		$5,195	$609	$1,582	$7,090	$267,895	$327,332
Special mention	—	—		—	—	—	—	—	—
Substandard	—	871		—	—	—	50	—	921
Doubtful	—	—		—	—	—	—	—	—
Loss	—	—		—	—	—	—	—	—
Total construction and land development	18,267	27,565		5,195	609	1,582	7,140	267,895	328,253
Commercial real estate - owner occupied
Risk rating
Pass	22,024	57,836		68,838	46,495	39,665	86,119	14,006	334,983
Special mention	—	132		—	386	391	2,319	—	3,228
Substandard	—	—		—	—	—	2,613	—	2,613
Doubtful	—	—		—	—	—	—	—	—
Loss	—	—		—	—	—	—	—	—
Total commercial real estate - owner occupied	22,024	57,968		68,838	46,881	40,056	91,051	14,006	340,824
Commercial real estate - non-owner occupied
Risk rating
Pass	51,653	96,511		117,902	90,348	56,597	239,453	18,357	670,821
Special mention	—	—		—	—	—	14,040	5,379	19,419
Substandard	—	—		—	—	—	1	—	1
Doubtful	—	—		—	—	—	—	—	—
Loss	—	—		—	—	—	—	—	—
Total commercial real estate - non-owner occupied	51,653	96,511		117,902	90,348	56,597	253,494	23,736	690,241
Multifamily
Risk rating
Pass	1,962	11,755		18,964	10,402	3,381	21,808	483	68,755
Special mention	—	—		—	—	29	62	—	91
Substandard	—	—		—	—	—	310	—	310
Doubtful	—	—		—	—	—	—	—	—
Loss	—	—		—	—	—	—	—	—
Total multifamily	1,962	11,755		18,964	10,402	3,410	22,180	483	69,156
Total commercial real estate
Risk rating
Pass	$93,906	$192,796	—	$210,899	$147,854	$101,225	$354,470	$300,741	$1,401,891
Special mention	—	132		—	386	420	16,421	5,379	22,738
Substandard	—	871		—	—	—	2,974	—	3,845
Doubtful	—	—		—	—	—	—	—	—
Loss	—	—		—	—	—	—	—	—
Total commercial real estate	$93,906	$193,799		$210,899	$148,240	$101,645	$373,865	$306,120	$1,428,474

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
December 31, 2022	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$21,697	$65,130	$17,789	$14,061	$7,515	$22,897	$39,085	$188,174
Special mention	—	147	349	—	219	—	200	915
Substandard	—	—	26	600	884	46	3,656	5,212
Doubtful	—	—	—	—	—	—	164	164
Loss	—	—	—	—	—	—	—	—
Total commercial and industrial	21,697	65,277	18,164	14,661	8,618	22,943	43,105	194,465
Equipment finance
Risk rating
Pass	101,278	161,067	93,081	49,654	17,966	1,061	—	424,107
Special mention	—	275	12	973	381	—	—	1,641
Substandard	—	—	121	27	149	—	—	297
Doubtful	—	229	233	—	—	—	—	462
Loss	—	—	—	—	—	—	—	—
Total equipment finance	101,278	161,571	93,447	50,654	18,496	1,061	—	426,507
Municipal leases
Risk rating
Pass	13,145	19,881	23,588	8,443	10,309	47,465	13,091	135,922
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	13,145	19,881	23,588	8,443	10,309	47,465	13,091	135,922
PPP loans
Risk rating
Pass	—	—	13	201	—	—	—	214
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total PPP loans	—	—	13	201	—	—	—	214
Total commercial
Risk rating
Pass	$136,120	$246,078	$134,471	$72,359	$35,790	$71,423	$52,176	$748,417
Special mention	—	422	361	973	600	—	200	2,556
Substandard	—	—	147	627	1,033	46	3,656	5,509
Doubtful	—	229	233	—	—	—	164	626
Loss	—	—	—	—	—	—	—	—
Total commercial	$136,120	$246,729	$135,212	$73,959	$37,423	$71,469	$56,196	$757,108

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
December 31, 2022	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$568	$861	$—	$50	$—	$1,487	$96,693	$99,659
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	343	—	343
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	568	861	—	50	—	1,830	96,693	100,002
One-to-four family
Risk rating
Pass	24,334	70,877	89,996	46,166	27,833	124,754	11,086	395,046
Special mention	—	—	—	—	—	625	—	625
Substandard	—	126	—	57	—	4,703	—	4,886
Doubtful	—	—	—	—	—	38	—	38
Loss	—	—	—	—	—	—	—	—
Total one-to-four family	24,334	71,003	89,996	46,223	27,833	130,120	11,086	400,595
HELOCs
Risk rating
Pass	3,226	1,107	638	517	976	7,057	180,006	193,527
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	46	646	48	740
Doubtful	—	—	—	—	—	29	—	29
Loss	—	—	—	—	—	—	—	—
Total HELOCs	3,226	1,107	638	517	1,022	7,732	180,054	194,296
Total residential real estate
Risk rating
Pass	$28,128	$72,845	$90,634	$46,733	$28,809	$133,298	$287,785	$688,232
Special mention	—	—	—	—	—	625	—	625
Substandard	—	126	—	57	46	5,692	48	5,969
Doubtful	—	—	—	—	—	67	—	67
Loss	—	—	—	—	—	—	—	—
Total residential real estate	$28,128	$72,971	$90,634	$46,790	$28,855	$139,682	$287,833	$694,893

	Term Loans By Origination Fiscal Year
December 31, 2022	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$40,368	$21,422	$16,557	$11,767	$7,954	$5,902	$256	$104,226
Special mention	—	—	—	—	—	—	—	—
Substandard	44	106	166	279	77	235	7	914
Doubtful	—	—	7	—	—	—	—	7
Loss	—	—	—	—	1	—	—	1
Total consumer	$40,412	$21,528	$16,730	$12,046	$8,032	$6,137	$263	$105,148

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present aging analyses of past due loans (including nonaccrual loans) by segment and class for the periods indicated below:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
December 31, 2022
Commercial real estate
Construction and land development	$—	$—	$—	$328,253	$328,253
Commercial real estate - owner occupied	503	—	503	340,321	340,824
Commercial real estate - non-owner occupied	—	—	—	690,241	690,241
Multifamily	—	—	—	69,156	69,156
Total commercial real estate	503	—	503	1,427,971	1,428,474
Commercial
Commercial and industrial	87	549	636	193,829	194,465
Equipment finance	392	497	889	425,618	426,507
Municipal leases	83	—	83	135,839	135,922
PPP loans	—	—	—	214	214
Total commercial	562	1,046	1,608	755,500	757,108
Residential real estate
Construction and land development	—	133	133	99,869	100,002
One-to-four family	533	1,554	2,087	398,508	400,595
HELOCs	1,226	979	2,205	192,091	194,296
Total residential real estate	1,759	2,666	4,425	690,468	694,893
Consumer	456	173	629	104,519	105,148
Total loans	$3,280	$3,885	$7,165	$2,978,458	$2,985,623

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2022
Commercial real estate
Construction and land development	$—	$—	$—	$291,202	$291,202
Commercial real estate - owner occupied	—	52	52	335,606	335,658
Commercial real estate - non-owner occupied	—	—	—	662,159	662,159
Multifamily	—	—	—	81,086	81,086
Total commercial real estate	—	52	52	1,370,053	1,370,105
Commercial
Commercial and industrial	255	—	255	192,397	192,652
Equipment finance	186	56	242	394,299	394,541
Municipal leases	—	—	—	129,766	129,766
PPP loans	—	—	—	661	661
Total commercial	441	56	497	717,123	717,620
Residential real estate
Construction and land development	115	22	137	81,710	81,847
One-to-four family	910	1,394	2,304	351,899	354,203
HELOCs	283	122	405	159,732	160,137
Total residential real estate	1,308	1,538	2,846	593,341	596,187
Consumer	330	177	507	84,876	85,383
Total loans	$2,079	$1,823	$3,902	$2,765,393	$2,769,295

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the six months ended December 31, 2022.

	December 31, 2022	June 30, 2022	90 Days+ & Still Accruing as of December 31, 2022	Nonaccrual With No Allowance as of December 31, 2022	Interest Income Recognized
Commercial real estate
Construction and land development	$50	$67	$—	$—	$1
Commercial real estate - owner occupied	621	706	—	—	12
Commercial real estate - non-owner occupied	2	5	—	—	—
Multifamily	94	103	—	—	4
Total commercial real estate	767	881	—	—	17
Commercial
Commercial and industrial	970	1,951	—	151	58
Equipment finance	840	270	—	—	64
Municipal leases	—	—	—	—	5
Total commercial	1,810	2,221	—	151	127
Residential real estate
Construction and land development	133	137	—	—	2
One-to-four family	2,021	1,773	—	—	33
HELOCs	1,130	724	—	—	42
Total residential real estate	3,284	2,634	—	—	77
Consumer	313	384	—	—	8
Total loans	$6,174	$6,120	$—	$151	$229
TDRs are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, and/or a longer term to maturity. The above table excludes $9,327 and $9,818 of TDRs that were performing under their restructured payment terms as of December 31, 2022 and June 30, 2022, respectively.
The following tables present analyses of the ACL on loans by segment for the periods indicated below. In addition to the provision (benefit) for credit losses on loans presented below, provisions (benefits) of $(85) and $358 for off-balance sheet credit exposures and $(100) and $(250) for commercial paper were recorded for the three and six months ended December 31, 2022, respectively. Provisions (benefits) of $(110) and $(235) for off-balance sheet credit exposures and $50 and $50 for commercial paper were recorded for the three and six months ended December 31, 2021.

	Three Months Ended December 31, 2022
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$14,680	$12,978	$8,383	$2,260	$38,301
Provision (benefit) for credit losses	378	1,232	693	122	2,425
Charge-offs	—	(1,859)	(51)	(69)	(1,979)
Recoveries	1	31	23	57	112
Net (charge-offs) recoveries	1	(1,828)	(28)	(12)	(1,867)
Balance at end of period	$15,059	$12,382	$9,048	$2,370	$38,859

	Six Months Ended December 31, 2022
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$13,414	$12,036	$7,611	$1,629	$34,690
Provision (benefit) for credit losses	1,642	2,296	1,367	814	6,119
Charge-offs	—	(2,133)	(123)	(170)	(2,426)
Recoveries	3	183	193	97	476
Net (charge-offs) recoveries	3	(1,950)	70	(73)	(1,950)
Balance at end of period	$15,059	$12,382	$9,048	$2,370	$38,859

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Three Months Ended December 31, 2021
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$13,994	$10,211	$7,601	$2,600	$34,406
Provision (benefit) for credit losses	(1,253)	1,113	(1,737)	(563)	(2,440)
Charge-offs	(1)	(1,130)	—	(16)	(1,147)
Recoveries	10	25	53	26	114
Net (charge-offs) recoveries	9	(1,105)	53	10	(1,033)
Balance at end of period	$12,750	$10,219	$5,917	$2,047	$30,933

	Six Months Ended December 31, 2021
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$15,084	$9,663	$8,185	$2,536	$35,468
Provision (benefit) for credit losses	(2,589)	1,826	(2,526)	(486)	(3,775)
Charge-offs	(439)	(1,311)	(27)	(79)	(1,856)
Recoveries	694	41	285	76	1,096
Net (charge-offs) recoveries	255	(1,270)	258	(3)	(760)
Balance at end of period	$12,750	$10,219	$5,917	$2,047	$30,933
The following tables present ending balances of loans and the related ACL, by segment and class for the periods indicated below:

	Allowance for Credit Losses			Total Loans Receivable
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
December 31, 2022
Commercial real estate
Construction and land development	$—	$5,893	$5,893	$—	$328,253	$328,253
Commercial real estate - owner occupied	—	3,042	3,042	—	340,824	340,824
Commercial real estate - non-owner occupied	—	5,803	5,803	—	690,241	690,241
Multifamily	—	321	321	—	69,156	69,156
Total commercial real estate	—	15,059	15,059	—	1,428,474	1,428,474
Commercial
Commercial and industrial	646	3,755	4,401	1,505	192,960	194,465
Equipment finance	—	7,693	7,693	—	426,507	426,507
Municipal leases	—	288	288	—	135,922	135,922
PPP loans	—	—	—	—	214	214
Total commercial	646	11,736	12,382	1,505	755,603	757,108
Residential real estate
Construction and land development	—	1,576	1,576	—	100,002	100,002
One-to-four family	—	4,983	4,983	1,932	398,663	400,595
HELOCs	—	2,489	2,489	—	194,296	194,296
Total residential real estate	—	9,048	9,048	1,932	692,961	694,893
Consumer	—	2,370	2,370	—	105,148	105,148
Total	$646	$38,213	$38,859	$3,437	$2,982,186	$2,985,623

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Allowance for Credit Losses			Total Loans Receivable
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
June 30, 2022
Commercial real estate
Construction and land development	$—	$4,402	$4,402	$—	$291,202	$291,202
Commercial real estate - owner occupied	—	3,038	3,038	—	335,658	335,658
Commercial real estate - non-owner occupied	—	5,589	5,589	—	662,159	662,159
Multifamily	—	385	385	—	81,086	81,086
Total commercial real estate	—	13,414	13,414	—	1,370,105	1,370,105
Commercial
Commercial and industrial	2,191	2,892	5,083	2,854	189,798	192,652
Equipment finance	—	6,651	6,651	—	394,541	394,541
Municipal leases	—	302	302	—	129,766	129,766
PPP loans	—	—	—	—	661	661
Total commercial	2,191	9,845	12,036	2,854	714,766	717,620
Residential real estate
Construction and land development	—	1,052	1,052	—	81,847	81,847
One-to-four family	—	4,673	4,673	2,486	351,717	354,203
HELOCs	—	1,886	1,886	—	160,137	160,137
Total residential real estate	—	7,611	7,611	2,486	593,701	596,187
Consumer	—	1,629	1,629	—	85,383	85,383
Total	$2,191	$32,499	$34,690	$5,340	$2,763,955	$2,769,295
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

	Type of Collateral and Extent to Which Collateral Secures Financial Assets				Financial Assets Not Considered Collateral Dependent
December 31, 2022	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$328,253	$328,253
Commercial real estate - owner occupied	—	—	—	—	340,824	340,824
Commercial real estate - non-owner occupied	—	—	—	—	690,241	690,241
Multifamily	—	—	—	—	69,156	69,156
Total commercial real estate	—	—	—	—	1,428,474	1,428,474
Commercial
Commercial and industrial	—	—	—	816	193,649	194,465
Equipment finance	—	—	—	—	426,507	426,507
Municipal leases	—	—	—	—	135,922	135,922
PPP loans	—	—	—	—	214	214
Total commercial	—	—	—	816	756,292	757,108
Residential real estate
Construction and land development	—	—	—	—	100,002	100,002
One-to-four family	765	—	—	—	399,830	400,595
HELOCs	—	—	—	—	194,296	194,296
Total residential real estate	765	—	—	—	694,128	694,893
Consumer	—	—	—	—	105,148	105,148
Total	$765	$—	$—	$816	$2,984,042	$2,985,623
Total collateral value	$1,293	$—	$—	$—

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Type of Collateral and Extent to Which Collateral Secures Financial Assets				Financial Assets Not Considered Collateral Dependent
June 30, 2022	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$291,202	$291,202
Commercial real estate - owner occupied	—	—	—	—	335,658	335,658
Commercial real estate - non-owner occupied	—	—	—	—	662,159	662,159
Multifamily	—	—	—	—	81,086	81,086
Total commercial real estate	—	—	—	—	1,370,105	1,370,105
Commercial
Commercial and industrial	—	—	—	2,594	190,058	192,652
Equipment finance	—	—	—	—	394,541	394,541
Municipal leases	—	—	—	—	129,766	129,766
PPP loans	—	—	—	—	661	661
Total commercial	—	—	—	2,594	715,026	717,620
Residential real estate
Construction and land development	—	—	—	—	81,847	81,847
One-to-four family	1,318	—	—	—	352,885	354,203
HELOCs	—	—	—	—	160,137	160,137
Total residential real estate	1,318	—	—	—	594,869	596,187
Consumer	—	—	—	—	85,383	85,383
Total	$1,318	$—	$—	$2,594	$2,765,383	$2,769,295
Total collateral value	$2,443	$—	$—	$69
The following tables present a breakdown of the types of concessions made on TDRs by loan class for the periods indicated below:

	Three Months Ended December 31,
	2022			2021
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Other TDRs
Residential real estate
One-to-four family	—	$—	$—	3	$215	$212
HELOCs	—	—	—	1	51	51
Consumer	1	11	10	—	—	—
Total other TDRs	1	11	10	4	266	263
Total	1	$11	$10	4	$266	$263

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Six Months Ended December 31,
	2022			2021
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate
Commercial loans
Commercial and industrial	5	$569	$569	—	$—	$—
Total below market interest rate	5	$569	$569	—	$—	$—

Other TDRs
Residential real estate loans
One-to-four family	—	$—	$—	3	$215	$212
HELOCs	—	—	—	2	68	70
Consumer	4	49	41	5	84	80
Total other TDRs	4	49	41	10	367	362
Total	9	$618	$610	10	$367	$362
The following tables present loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the periods indicated below:

	Three Months Ended December 31,
	2022		2021
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate
Commercial loans
Commercial and industrial	1	$140	—	$—
Total	1	$140	—	$—

	Six Months Ended December 31,
	2022		2021
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate
Commercial loans
Commercial and industrial	1	$140	—	$—
Total below market interest rate	1	$140	—	$—

Extended payment terms
Residential real estate loans
One-to-four family	1	$34	—	$—
Total extended payment terms	1	$34	—	$—

Other TDRs
Consumer	1	$2	2	$44
Total other TDRs	1	$2	2	$44
Total	3	$176	2	$44
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
Off-Balance-Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At December 31, 2022 and June 30, 2022, the ACL on off-balance-sheet credit exposures included in other liabilities was $3,662 and $3,304, respectively.
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

Supplemental Balance Sheet Information	December 31, 2022	June 30, 2022
ROU assets	$7,189	$5,846
Lease liabilities	8,235	6,641
Weighted-average remaining lease terms (years)	10.7	10.8
Weighted-average discount rate	3.21%	2.90%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at December 31, 2022:

Fiscal year ending June 30
Remaining 2023	$846
2024	1,247
2025	946
2026	821
2027	838
Thereafter	5,267
Total undiscounted minimum lease payments	9,965
Less: amount representing interest	(1,730)
Total lease liability	$8,235
The following table presents components of operating lease expense for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Operating lease cost (included in occupancy expense, net)	$345	$400	$692	$867
Variable lease cost (included in occupancy expense, net)	3	—	5	6
Sublease income (included in other, noninterest income)	(28)	(47)	(85)	(94)
Total operating lease expense, net	$320	$353	$612	$779
As Lessee - Finance Lease
The Company currently leases land for one of its branch office locations under a finance lease. The ROU asset for the finance lease totaled $2,052 at December 31, 2022 and June 30, 2022 and is included in other assets. The corresponding lease liability totaled $1,741 and $1,763 at December 31, 2022 and June 30, 2022, respectively, and is included in other liabilities. For the three months ended December 31, 2022 and 2021, interest expense on the lease liability totaled $23 and $24, while for the six months ended December 31, 2022 and 2021, interest expense on the lease liability totaled $46 and $48, respectively. The finance lease matures in July 2028 and the Company has applied a discount rate of 5.18%.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following schedule summarizes aggregate future minimum lease payments under this finance lease obligation at December 31, 2022:

Fiscal year ending June 30
Remaining 2023	$66
2024	145
2025	146
2026	146
2027	146
Thereafter	1,557
Total undiscounted minimum lease payments	2,206
Less: amount representing interest	(465)
Total lease liability	$1,741
Supplemental lease cash flow information for the periods indicated:

	Six Months Ended December 31,
	2022	2021
ROU assets - noncash additions (operating leases)	$2,108	$946
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	720	797
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	67	67
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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to five years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $20,047 and $20,075 with a residual value of $13,046 and $12,874 as of December 31, 2022 and June 30, 2022, respectively.
The following table presents total equipment finance operating lease income and depreciation expense for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Operating lease income	$1,156	$1,718	$2,741	$3,258
Depreciation expense	1,178	1,497	2,343	2,882
The following schedule summarizes, as of December 31, 2022, aggregate future minimum lease payments to be received:

Fiscal year ending June 30
Remaining 2023	$3,498
2024	5,088
2025	1,869
2026	697
2027	113
Thereafter	—
Total of future minimum lease payments	$11,265
As Lessor - Direct Financing Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment of the loan portfolio. For the three months ended December 31, 2022 and 2021, interest income on equipment finance leases totaled $818 and $753, respectively. For the six months ended December 31, 2022 and 2021, interest income on equipment finance leases totaled $1,575 and $1,512, respectively.
The lease receivable component of finance lease net investment included within the equipment finance class of financing receivables was $63.9 million and $62.2 million at December 31, 2022 and June 30, 2022, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following schedule summarizes, as of December 31, 2022, aggregate future minimum finance lease payments to be received:

Fiscal year ending June 30
Remaining 2023	$12,478
2024	20,448
2025	15,905
2026	11,646
2027	6,650
Thereafter	5,658
Total undiscounted minimum lease payments	72,785
Less: amount representing interest	(8,874)
Total lease receivable	$63,911
7.    Equity Incentive Plan
The Company historically provided stock-based awards through the 2013 Omnibus Incentive Plan, which provided for awards of restricted stock, restricted stock units, stock options, stock appreciation rights and cash awards to directors, directors emeritus, officers, employees and advisory directors. On November 14, 2022, at the Company's annual meeting, stockholders approved the 2022 Omnibus Incentive Plan which provides for the same types of awards as described under the 2013 Omnibus Incentive Plan. Going forward, any future grants will be made under this plan.
The cost of equity-based awards under the 2022 Omnibus Incentive Plan generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the plan is 1,000,000. Shares of common stock issued under the plan will be issued out of authorized but unissued shares, some or all of which may be repurchased shares.
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the dates indicated below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Share-based compensation expense	$464	$485	$1,031	$900
Tax benefit	110	114	244	212
The table below presents stock option activity and related information for the six months ended December 31, 2022 and 2021:

	Options	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2021	1,319,456	$19.07	3.9	$11,657
Exercised	(347,800)	14.50	—	—
Forfeited	(18,600)	23.06	—	—
Options outstanding at December 31, 2021	953,056	$20.65	4.1	$9,840
Exercisable at December 31, 2021	727,506	$19.12	3.2	$8,631
Non-vested at December 31, 2021	225,550	$25.62	6.9	$1,210

Options outstanding at June 30, 2022	928,870	$21.49	4.1	$4,036
Granted	5,000	24.07	—	—
Exercised	(74,047)	14.37	—	—
Forfeited	(10,200)	26.98	—	—
Options outstanding at December 31, 2022	849,623	$22.06	3.9	$2,958
Exercisable at December 31, 2022	682,673	$20.88	3.1	$2,918
Non-vested at December 31, 2022	166,950	$26.88	7.1	$40

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
Assumptions used in estimating the fair value of options granted during the six months ended December 31, 2022 have been detailed below. There were no options granted during the six months ended December 31, 2021.

December 31, 2022
Weighted-average volatility	27.78%
Expected dividend yield	1.62%
Risk-free interest rate	3.11%
Expected life (years)	6.5
Weighted-average fair value of options granted	$6.77
At December 31, 2022, the Company had $613 of unrecognized compensation expense related to 166,950 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.1 years at December 31, 2022. At December 31, 2021, the Company had $894 of unrecognized compensation expense related to 225,550 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.1 years at December 31, 2021.
The table below presents restricted stock award activity and related information:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at June 30, 2021	151,575	$25.06	$4,229
Vested	(8,918)	26.93	—
Forfeited	(9,400)	24.57	—
Non-vested at December 31, 2021	133,257	$25.06	$4,128

Non-vested at June 30, 2022	135,910	$27.40	$2,345
Granted	7,986	25.32	—
Vested	(13,861)	27.11	—
Forfeited	(6,200)	27.64	—
Non-vested at December 31, 2022	123,835	$27.28	$2,033
The table above includes non-vested performance-based restricted stock units totaling 22,843 and 23,662 at December 31, 2022 and 2021, respectively. Each issuance of these stock units is scheduled to vest over 3.0 years assuming the applicable dilutive EPS goals are met.
At December 31, 2022, unrecognized compensation expense was $2,037 related to 123,835 shares of restricted stock originally scheduled to vest over three- and five-year periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.3 years at December 31, 2022. At December 31, 2021, unrecognized compensation expense was $2,043 related to 133,257 shares of restricted stock originally scheduled to vest over three- and five-year periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.3 years at December 31, 2021.
8.    Net Income per Share
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Numerator
Net income	$13,658	$11,078	$22,857	$21,605
Allocation of earnings to participating securities	(112)	(94)	(187)	(182)
Numerator for basic EPS - Net income available to common stockholders	$13,546	$10,984	$22,670	$21,423
Effect of dilutive securities
Dilutive effect of participating securities	—	2	—	4
Numerator for diluted EPS	$13,546	$10,986	$22,670	$21,427
Denominator
Weighted-average common shares outstanding - basic	15,028,179	15,632,283	15,008,092	15,696,765
Dilutive effect of assumed exercises of stock options	132,974	357,323	137,609	360,842
Weighted-average common shares outstanding - diluted	15,161,153	15,989,606	15,145,701	16,057,607
Net income per share - basic	$0.90	$0.70	$1.51	$1.36
Net income per share - diluted	$0.90	$0.68	$1.50	$1.33
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 540,600 of stock options that were anti-dilutive for the three and six months ended December 31, 2022. There were 41,000 and 56,000 of stock options that were anti-dilutive for the three and six months ended December 31, 2021, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
9.    Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At December 31, 2022 and June 30, 2022, respectively, loan commitments (excluding $272,250 and $312,893 of undisbursed portions of construction loans) totaled $90,214 and $104,745 of which $11,604 and $23,159 were variable rate commitments and $78,610 and $81,586 were fixed rate commitments. The fixed rate loan commitments had interest rates ranging from 1.41% to 9.44% at December 31, 2022 and 1.41% to 9.00% at June 30, 2022, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $540,370 and $485,239 at December 31, 2022 and June 30, 2022, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers.
The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments such as TBAs, mandatory delivery commitments with investors, or best efforts forward sale commitments with investors. The fair value of these interest rate lock commitments was not material at December 31, 2022 or June 30, 2022.
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
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of December 31, 2022 and June 30, 2022 were $19,997 and $18,362, respectively. There was no liability recorded for these letters of credit at December 31, 2022 or June 30, 2022.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
U.S government agencies	$15,399	$—	$15,399	$—
MBS, residential	84,447	—	84,447	—
Municipal bonds	4,409	—	4,409	—
Corporate bonds	43,687	—	43,687	—
Total debt securities available for sale	$147,942	$—	$147,942	$—

Loans held for sale	$518	$—	$518	$—

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
U.S government agencies	$18,459	$—	$18,459	$—
MBS, residential	47,233	—	47,233	—
Municipal bonds	5,558	—	5,558	—
Corporate bonds	55,728	—	55,728	—
Total debt securities available for sale	$126,978	$—	$126,978	$—
Loans held for sale carried at fair value are valued at the individual loan level using quoted secondary market prices.
There were no transfers between levels during the six months ended December 31, 2022 and 2021.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial loans
Commercial and industrial	$169	$—	$—	$169

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial loans
Commercial and industrial	$415	$—	$—	$415
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The stated carrying value and estimated fair value amounts of financial instruments as of December 31, 2022 and June 30, 2022, are summarized below:

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$165,034	$165,034	$165,034	$—	$—
Certificates of deposit in other banks	29,371	29,371	—	29,371	—
Debt securities available for sale, at fair value	147,942	147,942	—	147,942	—
FHLB and FRB stock	13,661	N/A	N/A	N/A	N/A
SBIC investments	12,414	12,414	—	—	12,414
Loans held for sale, at fair value	518	518	—	518	—
Loans held for sale, at the lower of cost or fair value	72,777	74,917	—	—	74,917
Loans, net	2,946,764	2,867,148	—	—	2,867,148
Accrued interest receivable	11,076	11,076	—	642	10,434
Liabilities
Noninterest-bearing and NOW deposits	1,365,312	1,365,312	—	1,365,312	—
Money market accounts	992,083	992,083	—	992,083	—
Savings accounts	230,896	230,896	—	230,896	—
Certificates of deposit	459,729	450,270	—	450,270	—
Borrowings	130,000	130,000	—	130,000	—
Accrued interest payable	358	358	—	358	—

	June 30, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$105,119	$105,119	$105,119	$—	$—
Commercial paper, net	194,427	194,427	194,427	—	—
Certificates of deposit in other banks	23,551	23,551	—	23,551	—
Debt securities available for sale	126,978	126,978	—	126,978	—
FHLB and FRB stock	9,326	N/A	N/A	N/A	N/A
SBIC investments	12,758	12,758	—	—	12,758
Loans held for sale	79,307	80,489	—	—	80,489
Loans, net	2,734,605	2,687,293	—	—	2,687,293
Accrued interest receivable	8,573	8,573	24	580	7,969
Liabilities
Noninterest-bearing and NOW deposits	1,400,727	1,400,727	—	1,400,727	—
Money market accounts	969,661	969,661	—	969,661	—
Savings accounts	238,197	238,197	—	238,197	—
Certificates of deposit	491,176	485,452	—	485,452	—
Accrued interest payable	80	80	—	80	—
The Company had off-balance sheet financial commitments, which included approximately $922,831 and $921,239 of commitments to originate loans, undisbursed portions of construction loans, unused lines of credit, and standby letters of credit at December 31, 2022 and June 30, 2022, respectively (see "Note 9 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.

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
•expected revenues, cost savings, synergies and other benefits from our merger and acquisition activities, including the proposed acquisition of Quantum Capital Corp., might not be realized to the extent anticipated, within the anticipated time frames, or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;
•the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for credit losses and provision for credit losses that may be impacted by deterioration in the housing and commercial real estate markets;
•changes in general economic conditions, either nationally or in our market areas;
•changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources and the effects of inflation or a potential recession;
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
Financial Highlights
For the quarter ended December 31, 2022 compared to the quarter ended September 30, 2022:
•net income was $13.7 million compared to $9.2 million;
•diluted EPS was $0.90 compared to $0.60;
•annualized ROA was 1.54% compared to 1.02%;
•annualized ROE was 13.37% compared to 9.25%;
•net interest income was $37.5 million compared to $34.5 million;
•tax-equivalent net interest margin increased from 4.13% to 4.56%;
•provision for credit losses was $2.2 million compared to $4.0 million;
•noninterest income was $8.5 million compared to $7.4 million;
•net loan growth was $117.8 million, or 16.4% annualized, compared to $98.5 million, or 14.2% annualized; and
•quarterly cash dividends increased $0.01 per share, or 11.1%, to $0.10 per share totaling $1.5 million compared to $0.09 per share totaling $1.4 million.
For the six months ended December 31, 2022 compared to the six months ended December 31, 2021:
•net income was $22.9 million compared to $21.6 million;
•diluted EPS was $1.50 compared to $1.33;
•annualized ROA was 1.28% compared to 1.21%;
•annualized ROE was 11.32% compared to 10.78%;
•net interest income was $72.1 million compared to $54.9 million;
•tax-equivalent net interest margin increased from 3.37% to 4.35%;
•provision for credit losses was $6.2 million compared to a net benefit of $4.0 million;
•noninterest income was $15.9 million compared to $20.4 million;
•net loan growth was $216.3 million, or 15.6% annualized, compared to a net decrease of $37.2 million, or (1.4)% annualized; and
•cash dividends of $0.19 per share totaling $2.9 million compared to $0.17 per share totaling $2.7 million.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	December 31, 2022	September 30, 2022	December 31, 2022	December 31, 2021
Interest and dividend income	$41,402	$35,927	$77,329	$57,793
Interest expense	3,857	1,407	5,264	2,918
Net interest income	37,545	34,520	72,065	54,875
Provision (benefit) for credit losses	2,240	3,987	6,227	(3,960)
Net interest income after provision (benefit) for credit losses	35,305	30,533	65,838	58,835
Noninterest income	8,454	7,398	15,852	20,445
Noninterest expense	26,076	26,089	52,165	51,838
Income before income taxes	17,683	11,842	29,525	27,442
Income tax expense	4,025	2,643	6,668	5,837
Net income	$13,658	$9,199	$22,857	$21,605

Net income per common share(1)
Basic	$0.90	$0.61	$1.51	$1.36
Diluted	0.90	0.60	1.50	1.33
Cash dividends declared per common share	0.10	0.09	0.19	0.17
Book value per share at end of period	26.17	25.35	26.17	24.64
Tangible book value per share at end of period(2)	24.53	23.70	24.53	23.06
Market price per share at end of period	24.17	22.10	24.17	30.98
(1)Basic and diluted net income per common share have been prepared in accordance with the two-class method.
(2)See Non-GAAP reconciliations below for adjustments.

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
Set forth below is a reconciliation to US GAAP of tangible book value and tangible book value per share:

	As of
	December 31,	September 30,	June 30,	December 31,
(Dollars in thousands, except per share data)	2022	2022	2022	2021
Total stockholders' equity	$410,155	$396,222	$388,845	$401,746
Less: goodwill, core deposit intangibles, net of taxes	25,663	25,683	25,710	25,780
Tangible book value	$384,492	$370,539	$363,135	$375,966
Common shares outstanding	15,673,595	15,632,348	15,591,466	16,303,461
Book value per share at end of period	$26.17	$25.35	$24.94	$24.64
Tangible book value per share at end of period	$24.53	$23.70	$23.29	$23.06
Set forth below is a reconciliation to US GAAP of tangible equity to tangible assets:

	As of
	December 31,	September 30,	June 30,	December 31,
(Dollars in thousands)	2022	2022	2022	2021
Tangible equity (1)	$384,492	$370,539	$363,135	$375,966
Total assets	3,647,015	3,555,186	3,549,204	3,502,819
Less: goodwill, core deposit intangibles, net of taxes	25,663	25,683	25,710	25,780
Total tangible assets	$3,621,352	$3,529,503	$3,523,494	$3,477,039
Tangible equity to tangible assets	10.62%	10.50%	10.31%	10.81%
(1)    Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Comparison of Results of Operations for the Three Months Ended December 31, 2022 and September 30, 2022
Net Income.  Net income totaled $13.7 million, or $0.90 per diluted share, for the three months ended December 31, 2022 compared to net income of $9.2 million, or $0.60 per diluted share, for the three months ended September 30, 2022, an increase of $4.5 million, or 48.5%. The results for the three months ended December 31, 2022 were positively impacted by a $3.0 million increase in net interest income and a $1.1 million increase in noninterest income. Details of the changes in the various components of net income are further discussed below.
Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	December 31, 2022			September 30, 2022
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid(2)	Yield / Rate(2)	Average Balance Outstanding	Interest Earned / Paid(2)	Yield / Rate(2)
Assets
Interest-earning assets
Loans receivable(1)	$2,999,207	$39,282	5.20%	$2,880,148	$33,522	4.62%
Commercial paper	34,487	184	2.12	214,214	1,116	2.07
Debt securities available for sale	167,818	1,151	2.72	135,015	678	1.99
Other interest-earning assets(3)	86,430	1,072	4.92	113,821	888	3.10
Total interest-earning assets	3,287,942	41,689	5.03	3,343,198	36,204	4.30
Other assets	236,159			243,113
Total assets	3,524,101			3,586,311
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$627,548	$571	0.36%	$654,154	$268	0.16%
Money market accounts	954,007	1,935	0.80	968,084	521	0.21
Savings accounts	236,027	45	0.08	238,992	45	0.07
Certificate accounts	444,845	1,052	0.94	476,761	561	0.47
Total interest-bearing deposits	2,262,427	3,603	0.63	2,337,991	1,395	0.24
Borrowings	26,063	254	3.87	1,526	12	3.12
Total interest-bearing liabilities	2,288,490	3,857	0.67	2,339,517	1,407	0.24
Noninterest-bearing deposits	785,785			800,912
Other liabilities	44,333			51,485
Total liabilities	3,118,608			3,191,914
Stockholders' equity	405,493			394,397
Total liabilities and stockholders' equity	3,524,101			3,586,311
Net earning assets	$999,452			$1,003,681
Average interest-earning assets to average interest-bearing liabilities	143.67%			142.90%
Tax-equivalent
Net interest income		$37,832			$34,797
Interest rate spread			4.36%			4.06%
Net interest margin(4)			4.56%			4.13%
Non-tax-equivalent
Net interest income		$37,545			$34,520
Interest rate spread			4.33%			4.02%
Net interest margin(4)			4.53%			4.10%
(1)The average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $287 and $277 for the three months ended December 31, 2022 and September 30, 2022, respectively, calculated based on a combined federal and state tax rate of 24%.
(3)The average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments, and deposits in other banks.
(4)Net interest income divided by average interest-earning assets.
Total interest and dividend income for the three months ended December 31, 2022 increased $5.5 million, or 15.2%, compared to the three months ended September 30, 2022, which was driven by a $5.8 million, or 17.3%, increase in interest income on loans. The overall increase in average yield on interest-earning assets and rate paid on liabilities was the result of rising interest rates. Specific to debt securities available for sale, the Company has intentionally maintained a relatively short-term duration portfolio which has allowed, and will continue to allow, the Company to take advantage of rising rates when reinvesting the proceeds of maturing instruments.

Total interest expense for the three months ended December 31, 2022 increased $2.5 million, or 174.1%, compared to the three months ended September 30, 2022. The increase was driven by a $2.2 million, or 158.3%, increase in interest expense on deposits as a result of a 39 basis point increase in the associated average cost of funds, and a $242,000 increase in interest expense on borrowings as a result of higher average balances and higher rates.
The following table shows the effects that changes in average balances (volume), including differences in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

(Dollars in thousands)	Increase / (Decrease) Due to		Total Increase / (Decrease)
	Volume	Rate
Interest-earning assets
Loans receivable	$1,386	$4,374	$5,760
Commercial paper	(936)	4	(932)
Debt securities available for sale	165	308	473
Other interest-earning assets	(214)	398	184
Total interest-earning assets	401	5,084	5,485
Interest-bearing liabilities
Interest-bearing checking accounts	(11)	314	303
Money market accounts	(8)	1,422	1,414
Savings accounts	(1)	1	—
Certificate accounts	(38)	529	491
Borrowings	193	49	242
Total interest-bearing liabilities	135	2,315	2,450
Net increase in tax equivalent interest income			$3,035
Provision for Credit Losses.  The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the CECL model.
The following table presents a breakdown of the components of the provision for credit losses:

	Three Months Ended
	December 31, 2022	September 30, 2022	$ Change	% Change
Provision for credit losses
Loans	$2,425	$3,694	$(1,269)	(34)%
Off-balance-sheet credit exposure	(85)	443	(528)	(119)
Commercial paper	(100)	(150)	50	33
Total provision for credit losses	$2,240	$3,987	$(1,747)	(44)%
For the quarter ended December 31, 2022, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $1.9 million during the quarter:
•$1.6 million provision driven by loan growth and changes in the loan mix.
•$0.4 million provision due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$1.5 million reduction of specific reserves on individually evaluated credits, which was tied to two relationships which were fully charged-off during the quarter.
For the quarter ended September 30, 2022, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $83,000 during the quarter:
•$1.3 million provision specific to fintech portfolios which have a riskier credit profile than loans originated in-house. The elevated credit risk is offset by the higher yields earned on the portfolios.
•$1.3 million provision driven by loan growth and changes in the loan mix.
•$1.1 million provision due to a projected worsening of the economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
For both periods presented, the change in the provision for credit losses for off-balance-sheet credit exposure was the result of changes in the balance of loan commitments as well as changes in the loan mix and the projected economic forecast outlined above.

Noninterest Income.  Noninterest income for the three months ended December 31, 2022 increased $1.1 million, or 14.3%, when compared to the quarter ended September 30, 2022. Changes in selected components of noninterest income are discussed below:

	Three Months Ended
	December 31, 2022	September 30, 2022	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$2,523	$2,338	$185	8%
Loan income and fees	647	570	77	14
Gain on sale of loans held for sale	1,102	1,586	(484)	(31)
BOLI income	494	527	(33)	(6)
Operating lease income	1,156	1,585	(429)	(27)
Gain (loss) on sale of premises and equipment	1,127	(12)	1,139	9,492
Other	1,405	804	601	75
Total noninterest income	$8,454	$7,398	$1,056	14%
•Gain on sale of loans held for sale: The decrease in the gain on sale of loans held for sale was primarily driven by a decrease in volume of residential mortgage and SBA loans sold during the period as a result of rising interest rates. During the quarter ended December 31, 2022, $7.3 million of residential mortgage loans originated for sale were sold with gains of $183,000 compared to $20.9 million sold with gains of $493,000 for the quarter ended September 30, 2022. There were $8.2 million of sales of the guaranteed portion of SBA commercial loans with gains of $568,000 in the current quarter compared to $12.1 million sold and gains of $891,000 in the prior quarter. There were $41.4 million of HELOCs sold during the current quarter for a gain of $340,000 compared to $22.8 million sold and gains of $202,000 in the prior quarter.
•Operating lease income: The decrease in operating lease income can be traced to lower contractual earnings as well as gains or losses incurred at the end of operating leases, where we recognized a net loss of $337,000 for the quarter ended December 31, 2022 versus a net gain of $148,000 for the quarter ended September 30, 2022.
•Gain (loss) on sale of premises and equipment: During the quarter ended December 31, 2022 two properties were sold for a combined gain of $1.6 million, partially offset by additional impairment of $420,000 on premises and equipment associated with prior branch closures.
•Other: The increase in other income was driven by a $721,000 gain recognized on the sale of closely held equity securities which the Company obtained through a prior bank acquisition.
Noninterest Expense.  Noninterest expense for the three months ended December 31, 2022 decreased $12,000, or 0.0%, when compared to the three months ended September 30, 2022. Changes in selected components of noninterest expense are discussed below:

	Three Months Ended
	December 31, 2022	September 30, 2022	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$14,484	$14,815	$(331)	(2)%
Occupancy expense, net	2,428	2,396	32	1
Computer services	2,796	2,763	33	1
Telephone, postage and supplies	575	603	(28)	(5)
Marketing and advertising	481	590	(109)	(18)
Deposit insurance premiums	546	542	4	1
Core deposit intangible amortization	26	34	(8)	(24)
Merger-related expenses	250	474	(224)	(47)
Other	4,490	3,872	618	16
Total noninterest expense	$26,076	$26,089	$(13)	—%
•Salaries and employee benefits: The decrease in salaries and employee benefits expense is primarily the result of lower mortgage banking incentive pay as a result of the reduction in the volume of originations due to rising interest rates.
•Merger-related expenses: On July 24, 2022, the Company entered into an Agreement and Plan of Merger with Quantum Capital Corp. The expense for both periods are costs incurred related to due diligence and legal work performed associated with the transaction, in addition to ongoing costs incurred in preparation for the transaction.
•Other: During the quarter ended December 31, 2022 the Company wrote off $350,000 in previously capitalized costs associated with a technology project which the Company is no longer pursuing. No such expense was incurred in the prior quarter.
Income Taxes.  The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, changes in the statutory rate, and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the three months ended December 31, 2022 increased $1.4 million as a result of higher taxable income in the current quarter and an increase in the effective tax rate which moved from 22.3% to 22.8% quarter-over-quarter.

Comparison of Results of Operations for the Six Months Ended December 31, 2022 and December 31, 2021
Net Income.  Net income totaled $22.9 million, or $1.50 per diluted share, for the six months ended December 31, 2022 compared to net income of $21.6 million, or $1.33 per diluted share, for the six months ended December 31, 2021, an increase of $1.3 million, or 5.8%. The results for the six months ended December 31, 2022 were positively impacted by a $17.2 million increase in net interest income, partially offset by an increase of $10.2 million in the provision for credit losses and a $4.7 million decrease in noninterest income. Details of the changes in the various components of net income are further discussed below.
Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended
	December 31, 2022			December 31, 2021
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid(2)	Yield / Rate(2)	Average Balance Outstanding	Interest Earned / Paid(2)	Yield / Rate(2)
Assets
Interest-earning assets
Loans receivable(1)	$2,939,677	$72,814	4.91%	$2,819,482	$55,441	3.90%
Commercial paper	124,351	1,300	2.07	191,712	458	0.47
Debt securities available for sale	151,417	1,829	2.40	130,143	935	1.43
Other interest-earning assets(3)	100,125	1,960	3.88	126,054	1,576	2.48
Total interest-earning assets	3,315,570	77,903	4.66	3,267,391	58,410	3.55
Other assets	239,636			260,288
Total assets	3,555,206			3,527,679
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$640,851	$838	0.26%	$635,362	$728	0.23%
Money market accounts	961,045	2,456	0.51	993,643	716	0.14
Savings accounts	237,509	89	0.07	223,061	81	0.07
Certificate accounts	460,803	1,615	0.70	450,706	1,352	0.60
Total interest-bearing deposits	2,300,208	4,998	0.43	2,302,772	2,877	0.25
Borrowings	13,795	266	3.83	56,356	41	0.15
Total interest-bearing liabilities	2,314,003	5,264	0.45	2,359,128	2,918	0.25
Noninterest-bearing deposits	793,349			722,432
Other liabilities	46,501			48,393
Total liabilities	3,153,853			3,129,953
Stockholders' equity	401,353			397,726
Total liabilities and stockholders' equity	3,555,206			3,527,679
Net earning assets	$1,001,567			$908,263
Average interest-earning assets to average interest-bearing liabilities	143.28%			138.50%
Tax-equivalent
Net interest income		$72,639			$55,492
Interest rate spread			4.21%			3.30%
Net interest margin(4)			4.35%			3.37%
Non-tax-equivalent
Net interest income		$72,065			$54,875
Interest rate spread			4.18%			3.26%
Net interest margin(4)			4.31%			3.33%
(1)The average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $574 and $617 for the six months ended December 31, 2022 and December 31, 2021, respectively, calculated based on a combined federal and state tax rate of 24%.
(3)The average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments, and deposits in other banks.
(4)Net interest income divided by average interest-earning assets.
Total interest and dividend income for the six months ended December 31, 2022 increased $19.5 million, or 33.8%, compared to the six months ended December 31, 2021, which was driven by a $17.4 million, or 31.8%, increase in interest income on loans, and a combined increase of $1.7 million, or 124.6%, in interest income on commercial paper and debt securities available for sale. The overall increase in average yield on interest-earning assets and rate paid on liabilities was the result of rising interest rates. Specific to debt securities available for sale, the Company has intentionally maintained a relatively short-term duration portfolio which has allowed, and will continue to allow, the Company to take advantage of rising rates when reinvesting the proceeds of maturing instruments.

Total interest expense for the six months ended December 31, 2022 increased $2.3 million, or 80.4%, compared to the six months ended December 31, 2021. The increase was driven by a $2.1 million, or 73.7%, increase in interest expense on deposits as a result of an 18 basis point increase in the associated average cost of funds.
The following table shows the effects that changes in average balances (volume), including differences in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

(Dollars in thousands)	Increase / (Decrease) Due to		Total Increase / (Decrease)
	Volume	Rate
Interest-earning assets
Loans receivable	$2,363	$15,011	$17,374
Commercial paper	(161)	1,003	842
Debt securities available for sale	153	740	893
Other interest-earning assets	(324)	708	384
Total interest-earning assets	2,031	17,462	19,493
Interest-bearing liabilities
Interest-bearing checking accounts	6	104	110
Money market accounts	(23)	1,763	1,740
Savings accounts	5	3	8
Certificate accounts	30	233	263
Borrowings	(31)	256	225
Total interest-bearing liabilities	(13)	2,359	2,346
Net increase in tax equivalent interest income			$17,147
Provision (Benefit) for Credit Losses.  The following table presents a breakdown of the components of the provision (benefit) for credit losses:

	Six Months Ended
	December 31, 2022	December 31, 2021	$ Change	% Change
Provision (benefit) for credit losses
Loans	$6,119	$(3,775)	$9,894	262%
Off-balance-sheet credit exposure	358	(235)	593	252
Commercial paper	(250)	50	(300)	(600)
Total provision (benefit) for credit losses	$6,227	$(3,960)	$10,187	257%
For the six months ended December 31, 2022, the "loans" portion of the provision (benefit) for credit losses was the result of the following, offset by net charge-offs of $1.9 million during the period:
•$1.3 million provision specific to fintech portfolios which have a riskier credit profile than loans originated in-house. The elevated credit risk is offset by the higher yields earned on the portfolios.
•$2.9 million provision driven by loan growth and changes in the loan mix.
•$1.5 million provision due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$1.5 million reduction of specific reserves on individually evaluated credits, which was tied to two relationships which were fully charged-off during the period.
For the six months ended December 31, 2021, the "loans" portion of the benefit for credit losses was driven by an improvement in the economic forecast, as more clarity was gained regarding the impact of COVID-19 upon the loan portfolio.
For both periods presented, the change in the provision for credit losses for off-balance-sheet credit exposure was the result of changes in the balance of loan commitments as well as changes in the loan mix and the projected economic forecast outlined above.

Noninterest Income.  Noninterest income for the six months ended December 31, 2022 decreased $4.6 million, or 22.5%, when compared to the same period last year. Changes in selected components of noninterest income are discussed below:

	Six Months Ended
	December 31, 2022	December 31, 2021	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$4,861	$4,885	$(24)	—%
Loan income and fees	1,217	1,784	(567)	(32)
Gain on sale of loans held for sale	2,688	7,958	(5,270)	(66)
BOLI income	1,021	1,008	13	1
Operating lease income	2,741	3,258	(517)	(16)
Gain (loss) on sale of premises and equipment	1,115	(87)	1,202	1,382
Other	2,209	1,639	570	35
Total noninterest income	$15,852	$20,445	$(4,593)	(22)%
•Loan income and fees: The decrease in loan income and fees was driven by lower underwriting fees, interest rate swap fees, and prepayment penalties in the current period compared to the same period last year, all of which were impacted by rising interest rates.
•Gain on sale of loans held for sale: The decrease in the gain on sale of loans held for sale was primarily driven by a decrease in volume of residential mortgage and SBA loans sold during the period as a result of rising interest rates. During the six months ended December 31, 2022, $28.2 million of residential mortgage loans originated for sale were sold with gains of $676,000 compared to $150.7 million sold with gains of $4.3 million for the corresponding period in the prior year. There were $20.3 million of sales of the guaranteed portion of SBA commercial loans with gains of $1.5 million in the current period compared to $27.0 million sold and gains of $3.1 million for the corresponding period in the prior year. There were $64.2 million of HELOCs sold during the current period for a gain of $542,000 compared to $72.2 million sold and gains of $426,000 for the corresponding period in the prior year. Lastly, $11.5 million of indirect auto finance loans were sold out of the held for investment portfolio during the six months ended December 31, 2021 for a gain of $205,000. No such sales occurred in the same period in the current year.
•Operating lease income: The decrease in operating lease income can be traced to lower contractual earnings as well as gains or losses incurred at the end of operating leases, where we recognized a net loss of $189,000 for the six months ended December 31, 2022 versus a net loss of $92,000 in the same period last year.
•Gain (loss) on sale of premises and equipment: During the six months ended December 31, 2022 two properties were sold for a combined gain of $1.6 million, partially offset by additional impairment of $420,000 on premises and equipment associated with prior branch closures. No such sales occurred in the same period in the prior year.
•Other: The increase in other income was driven by a $721,000 gain recognized on the sale of closely held equity securities which the Company obtained through a prior bank acquisition. No such sales occurred in the same period in the prior year.
Noninterest Expense.  Noninterest expense for the six months ended December 31, 2022 increased $265,000, or 0.5%, when compared to the same period last year. Changes in selected components of noninterest expense are discussed below:

	Six Months Ended
	December 31, 2022	December 31, 2021	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$29,299	$30,152	$(853)	(3)%
Occupancy expense, net	4,824	4,718	106	2
Computer services	5,559	5,130	429	8
Telephone, postage and supplies	1,178	1,322	(144)	(11)
Marketing and advertising	1,071	1,537	(466)	(30)
Deposit insurance premiums	1,088	868	220	25
Core deposit intangible amortization	60	158	(98)	(62)
Merger-related expenses	724	—	724	100
Other	8,362	7,953	409	5
Total noninterest expense	$52,165	$51,838	$327	1%
•Salaries and employee benefits: The decrease in salaries and employee benefits expense in the current period compared to the same period last year is primarily the result of branch closures and lower mortgage banking incentive pay as a result of the reduction in the volume of originations due to rising interest rates.
•Computer services: The increase in expense between periods is due to continued investments in technology as well as increases in the cost of services provided by third parties.
•Marketing and advertising: The decrease in expense between periods is due to lower projected marketing expenses for the current fiscal year versus the prior period.
•Deposit insurance premiums: The rates the Company is charged for deposit insurance have increased year-over-year.

•Merger-related expenses: On July 24, 2022, the Company entered into an Agreement and Plan of Merger with Quantum Capital Corp. The expense for the six months ended December 31, 2022 are costs incurred related to due diligence and legal work performed associated with the transaction, in addition to ongoing costs incurred in preparation for the transaction. No such expense was incurred in the prior period.
•Other: During the six months ended December 31, 2022 the Company wrote off $350,000 in previously capitalized costs associated with a technology project which the Company is no longer pursuing. No such expense was incurred in the prior period.
Income Taxes.  The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, changes in the statutory rate, and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the six months ended December 31, 2022 increased $831,000 as a result of higher taxable income in the current quarter compared to the corresponding period in the prior year, and an increase in the effective tax rate from 21.3% to 22.6% between periods.
Comparison of Financial Condition at December 31, 2022 and June 30, 2022
General.  Total assets increased by $97.8 million to $3.6 billion and total liabilities increased by $76.5 million to $3.2 billion at December 31, 2022 as compared to June 30, 2022. The combined decrease in commercial paper of $194.4 million and net increase in funding sources of $78.3 million was used to fund loan growth of $216.3 million during the period.
Cash and cash equivalents and commercial paper.  Total cash and cash equivalents increased $59.9 million, or 57.0%, to $165.0 million at December 31, 2022 from $105.1 million at June 30, 2022. Commercial paper decreased from $194.4 million to none at December 31, 2022.
Debt securities available for sale and other investments.  Debt securities available for sale increased $21.0 million, or 16.5%, to $147.9 million at December 31, 2022 from $127.0 million at June 30, 2022, with the majority of the increase being additional investment in residential MBS.
Loans held for sale. Loans held for sale decreased $6.0 million, or 7.6%, to $73.3 million at December 31, 2022 from $79.3 million at June 30, 2022. This was driven by a combined decrease of $28.6 million, or 44.3%, in mortgage loans held for sale and HELOCs originated for sale, partially offset by a $22.6 million, or 153.0%, increase in SBA loans held for sale.
Loans, net of deferred loan fees and costs.  Total loans increased $216.3 million, or 7.8%, to $3.0 billion at December 31, 2022 from $2.8 billion at June 30, 2022. The following table illustrates the changes within the portfolio:

	As of				Percent of Total
(Dollars in thousands)	December 31,	June 30,	Change		December 31,	June 30,
	2022	2022	$	%	2022	2022
Commercial real estate loans
Construction and land development	$328,253	$291,202	$37,051	13%	11%	11%
Commercial real estate - owner occupied	340,824	335,658	5,166	2	12	12
Commercial real estate - non-owner occupied	690,241	662,159	28,082	4	23	24
Multifamily	69,156	81,086	(11,930)	(15)	2	3
Total commercial real estate loans	1,428,474	1,370,105	58,369	4	48	50
Commercial loans
Commercial and industrial	194,465	192,652	1,813	1	7	7
Equipment finance	426,507	394,541	31,966	8	14	14
Municipal leases	135,922	129,766	6,156	5	4	5
PPP loans	214	661	(447)	(68)	—	—
Total commercial loans	757,108	717,620	39,488	6	25	26
Residential real estate loans
Construction and land development	100,002	81,847	18,155	22	3	3
One-to-four family	400,595	354,203	46,392	13	13	13
HELOCs	194,296	160,137	34,159	21	7	6
Total residential real estate loans	694,893	596,187	98,706	17	23	22
Consumer loans	105,148	85,383	19,765	23	4	2
Loans, net of deferred loan fees and costs	$2,985,623	$2,769,295	$216,328	8%	100%	100%
Asset quality. Nonperforming assets increased by $54,000, or 0.9%, to $6.4 million, or 0.17% of total assets, at December 31, 2022 compared to $6.3 million, or 0.18% of total assets, at June 30, 2022. Nonperforming assets included $6.2 million in nonaccruing loans and $200,000 of REO at December 31, 2022, compared to $6.1 million and $200,000 in nonaccruing loans and REO, respectively, at June 30, 2022. Nonperforming loans to total loans was 0.21% at December 31, 2022 and 0.22% at June 30, 2022.
The ratio of classified assets to total assets decreased to 0.50% at December 31, 2022 from 0.61% at June 30, 2022. Classified assets decreased $3.2 million, or 15.1%, to $18.3 million at December 31, 2022 compared to $21.5 million at June 30, 2022, due to loan paydowns.
Our individually evaluated loans include loans on nonaccrual status and all TDRs, whether performing or on nonaccrual status under their restructured terms. Individually evaluated loans may be evaluated for reserve purposes using either the discounted cash flow or the collateral valuation method. As of December 31, 2022, there was $3.4 million in loans individually evaluated compared to $5.3 million at June 30, 2022. For more information on these individually evaluated loans, see "Note 5 – Loans and Allowance for Credit Losses on Loans" in this Quarterly Report on Form 10-Q.
Allowance for credit losses.  The ACL on loans was $38.9 million, or 1.30% of total loans, at December 31, 2022 compared to $34.7 million, or 1.25% of total loans, as of June 30, 2022. Net charge-offs as a percentage of average loans was 0.13% for the six months ended December 31, 2022 compared to 0.05% for the six months ended December 31, 2021. The drivers of these quarter-over-quarter changes are discussed in the "Six Months Ended December 31, 2022 and December 31, 2021" section above.
Other assets. Other assets decreased $4.1 million, or 7.6%, to $48.9 million at December 31, 2022 from $53.0 million at June 30, 2022. The decrease was primarily driven by lower current taxes receivable and the sale of properties held for sale.
Other liabilities.  Other liabilities decreased $1.8 million, or 2.9%, during the six months ended December 31, 2022 to $58.8 million, as a result of the payout of annual short-term incentives for the prior fiscal year.
Deposits.  The following table summarizes the composition of our deposit portfolio as of the dates indicated:

	As of
	December 31,	June 30,	Change
(Dollars in thousands)	2022	2022	$	%
Core deposits
Noninterest-bearing accounts	$726,416	$745,746	$(19,330)	(3)%
NOW accounts	638,896	654,981	(16,085)	(2)
Money market accounts	992,083	969,661	22,422	2
Savings accounts	230,896	238,197	(7,301)	(3)
Core deposits	2,588,291	2,608,585	(20,294)	(1)
Certificates of deposit	459,729	491,176	(31,447)	(6)
Total	$3,048,020	$3,099,761	$(51,741)	(2)%
Liquidity
Management maintains a liquidity position that it believes will adequately provide for funding of loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts, wholesale borrowings, and cash flows from loan payments and the securities portfolio.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2022, the Bank had an available borrowing capacity of $111.4 million and $92.0 million with the FHLB of Atlanta and FRB, respectively, and lines of credit with three unaffiliated banks totaling $120.0 million. Additionally, we classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our securities portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity, and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At December 31, 2022 brokered deposits totaled $50.4 million, or 1.7%, of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and debt securities, including MBS. On a stand-alone basis we are a separate legal entity from the Bank and must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2022, we (on an unconsolidated basis) had liquid assets of $5.7 million.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and fund loan commitments. At December 31, 2022, the total approved loan commitments and unused lines of credit outstanding amounted to $362.5 million and $540.4 million, respectively, as compared to $417.6 million and $485.2 million as of June 30, 2022. Certificates of deposit scheduled to mature in one year or less at December 31, 2022, totaled $331.8 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe a majority of our maturing deposits will remain with us.
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

Capital Resources
At December 31, 2022, stockholders' equity totaled $410.2 million compared to $388.8 million at June 30, 2022, an increase of $21.4 million which was the result of net income for the six months. HomeTrust Bancshares, Inc. is a bank holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the FRB and NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements.
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
At December 31, 2022, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" under applicable regulatory requirements.
HomeTrust Bancshares, Inc.'s and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
December 31, 2022
CET1 Capital (to risk-weighted assets)	$392,737	11.36%	$155,612	4.50%	$224,773	6.50%
Tier I Capital (to total adjusted assets)	392,737	11.21	140,111	4.00	175,139	5.00
Tier I Capital (to risk-weighted assets)	392,737	11.36	207,483	6.00	276,644	8.00
Total Risk-based Capital (to risk-weighted assets)	424,068	12.26	276,644	8.00	345,805	10.00

June 30, 2022
CET1 Capital (to risk-weighted assets)	$372,797	10.76%	$155,844	4.50%	$225,108	6.50%
Tier I Capital (to total adjusted assets)	372,797	10.50	142,028	4.00	177,535	5.00
Tier I Capital (to risk-weighted assets)	372,797	10.76	207,792	6.00	277,057	8.00
Total Risk-based Capital (to risk-weighted assets)	395,962	11.43	277,057	8.00	346,321	10.00

HomeTrust Bank
December 31, 2022
CET1 Capital (to risk-weighted assets)	$379,838	10.98%	$155,612	4.50%	$224,773	6.50%
Tier I Capital (to total adjusted assets)	379,838	10.84	140,102	4.00	175,127	5.00
Tier I Capital (to risk-weighted assets)	379,838	10.98	207,483	6.00	276,644	8.00
Total Risk-based Capital (to risk-weighted assets)	411,169	11.89	276,644	8.00	345,805	10.00

June 30, 2022
CET1 Capital (to risk-weighted assets)	$358,600	10.35%	$155,844	4.50%	$225,108	6.50%
Tier I Capital (to total adjusted assets)	358,600	10.11	141,814	4.00	177,267	5.00
Tier I Capital (to risk-weighted assets)	358,600	10.35	207,792	6.00	277,057	8.00
Total Risk-based Capital (to risk-weighted assets)	381,765	11.02	277,057	8.00	346,321	10.00
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
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of December 31, 2022, the Company's and Bank's risk-based capital exceeded the required capital contribution buffer.
Dividends paid by HomeTrust Bank are limited, without regulatory approval, to current year earnings less dividends paid during the preceding two years.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk
There has not been any material change in the market risk disclosures contained in our 2022 Form 10-K.
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2022, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of December 31, 2022, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Not applicable

	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
October 1 - October 31, 2022	—	$—	—	266,639
November 1 - November 30, 2022	—	—	—	266,639
December 1 - December 31, 2022	—	—	—	266,639
Total	—	$—	—	266,639
No stock was repurchased during the six months ended December 31, 2022.
Item 3.     Defaults Upon Senior Securities
Nothing to report.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Nothing to report.

Item 6.     Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Charter of HomeTrust Bancshares, Inc.	(d)
3.2	Amended and Restated Bylaws of HomeTrust Bancshares, Inc.	(f)
10.1	HomeTrust Bancshares, Inc. Senior Leadership Incentive Plan (formerly known as Operating Committee Incentive Program)	(a)
10.2	Amended and Restated Employment and Transition Agreement between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(a)
10.3	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(b)
10.3B	Amendment No. 2 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.3C	Amendment No. 3 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(o)
10.3D	Amendment No. 4 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(e)
10.4	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony J. VunCannon	(g)
10.4A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony VunCannon	(a)
10.5	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(d)
10.6	Amendment No. 1 to SERP	(m)
10.7	Amendment No. 2 to SERP	(l)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(d)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(d)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(d)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(d)
10.7E	SERP Joinder Agreement for Stan Allen	(d)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(d)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(d)
10.7H	SERP Joinder Agreement for William T. Flynt	(d)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(i)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(d)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(d)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(d)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(d)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(d)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(d)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(d)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(d)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(d)
10.9A	Amendment No. 1 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9B	Form of Joinder Agreement Under the HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9C	Amendment No. 2 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(r)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(d)
10.10A	Amendment No. 1 to HomeTrust Bank 2005 Deferred Compensation Plan	(m)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(d)
10.11A	Amendment No. 1 to HomeTrust Bank Pre-2005 Deferred Compensation Plan	(m)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	(j)
10.13	HomeTrust Bancshares, Inc. 2022 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	(q)
10.14	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(k)
10.15	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(k)

10.16	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(k)
10.17	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(k)
10.18	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(k)
10.19	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(n)
10.20	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(c)
10.20A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(a)
10.21	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(g)
10.21A	Amendment No. 1 to Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(a)
10.22	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(p)
10.22A	Amendment No. 1 to Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and R. Parrish Little	(a)
10.23	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Mark DeMarcus	(r)
10.23A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Mark DeMarcus	(a)
10.24	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(r)
10.24A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(a)
10.25	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Megan Pelletier	(a)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares’ Annual Report on Form 10-K for the year ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
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
(m)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-35593).
(n)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).
(o)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on July 28, 2021 (File No. 001-35593).
(p)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (File No. 001-35593).
(q)Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on October 3, 2022 (File No. 001-35593).
(r)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 001-35593).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMETRUST BANCSHARES, INC.

Date: February 7, 2023	By:	/s/ C. Hunter Westbrook
C. Hunter Westbrook
President and Chief Executive Officer
(Duly Authorized Officer)

Date: February 7, 2023	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)