Form 10-Q
period 2023-03-31
HomeTrust Bancshares, Inc.
filed 2023-05-09
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 17,370,063 shares of common stock, par value of $0.01 per share, issued and outstanding as of May 4, 2023.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
10-Q

Glossary of Defined Terms
The following terms may be used throughout this Form 10-Q, including the Notes to Consolidated Financial Statements in Item 1 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q.

Term	Definition
ACL	Allowance for Credit Losses
AFS	Available-For-Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOLI	Bank Owned Life Insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of 2020
CD	Certificate of Deposit
CDA	Collateral Dependent Asset
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
COVID-19	Coronavirus Disease 2019
CPI	Consumer Price Index
DCF	Discounted Cash Flow
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB or FHLB of Atlanta	Federal Home Loan Bank
FRB	Federal Reserve Bank of Richmond
GSE	Government-Sponsored Enterprises
HELOC	Home Equity Line of Credit
IRLC	Interest Rate Lock Commitments
LIBOR	London Interbank Offered Rate
MBS	Mortgage-Backed Securities
NCCOB	North Carolina Office of the Commissioner of Banks
PCD	Purchased Financial Assets with Credit Deterioration
PPP	Paycheck Protection Program
Quantum	Quantum Capital Corp. and its wholly owned subsidiary, Quantum National Bank
REO	Real Estate Owned
ROA	Return on Assets
ROE	Return on Equity
ROU	Right of Use
RSU	Restricted Stock Unit
SBA	U.S. Small Business Administration
SBIC	Small Business Investment Companies
SEC	Securities and Exchange Commission
TBA	To-be-announced
TDR	Troubled Debt Restructuring
US GAAP	Generally Accepted Accounting Principles in the United States

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	March 31, 2023	June 30, 2022
Assets
Cash	$18,262	$20,910
Interest-bearing deposits	296,151	84,209
Cash and cash equivalents	314,413	105,119
Commercial paper, net	—	194,427
Certificates of deposit in other banks	33,102	23,551
Debt securities available for sale, at fair value (amortized cost of $158,658 and $130,099 at March 31, 2023 and June 30, 2022, respectively)	154,718	126,978
FHLB and FRB stock	19,125	9,326
SBIC investments, at cost	13,620	12,758
Loans held for sale, at fair value	1,209	—
Loans held for sale, at the lower of cost or fair value	89,172	79,307
Total loans, net of deferred loan fees and costs	3,649,333	2,769,295
Allowance for credit losses – loans	(47,503)	(34,690)
Loans, net	3,601,830	2,734,605
Premises and equipment, net	74,107	69,094
Accrued interest receivable	13,813	8,573
Deferred income taxes, net	10,894	11,487
BOLI	105,952	95,281
Goodwill	33,682	25,638
Core deposit intangibles, net	11,637	93
Other assets	49,596	52,967
Total assets	$4,526,870	$3,549,204
Liabilities and stockholders' equity
Liabilities
Deposits	$3,675,599	$3,099,761
Junior subordinated debt	9,945	—
Borrowings	320,263	—
Other liabilities	62,821	60,598
Total liabilities	4,068,628	3,160,359
Commitments and contingencies – See Note 12
Stockholders' equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,370,063 shares issued and outstanding at March 31, 2023; 15,591,466 at June 30, 2022	174	156
Additional paid in capital	170,670	126,106
Retained earnings	295,325	270,276
Unearned ESOP shares	(4,893)	(5,290)
Accumulated other comprehensive loss	(3,034)	(2,403)
Total stockholders' equity	458,242	388,845
Total liabilities and stockholders' equity	$4,526,870	$3,549,204
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Interest and dividend income
Loans	$47,908	$26,616	$120,148	$81,440
Commercial paper	—	411	1,300	869
Debt securities available for sale	1,183	384	3,012	1,319
Other investments and interest-bearing deposits	1,575	784	3,535	2,360
Total interest and dividend income	50,666	28,195	127,995	85,988
Interest expense
Deposits	7,864	1,151	12,862	4,028
Junior subordinated debt	109	—	109	—
Borrowings	1,239	4	1,505	45
Total interest expense	9,212	1,155	14,476	4,073
Net interest income	41,454	27,040	113,519	81,915
Provision (benefit) for credit losses	8,760	(45)	14,987	(4,005)
Net interest income after provision (benefit) for credit losses	32,694	27,085	98,532	85,920
Noninterest income
Service charges and fees on deposit accounts	2,256	2,216	7,117	7,101
Loan income and fees	562	752	1,779	2,536
Gain on sale of loans held for sale	1,811	2,969	4,499	10,927
BOLI income	522	492	1,543	1,500
Operating lease income	1,505	1,661	4,246	4,920
Gain (loss) on sale of premises and equipment	900	—	2,015	(87)
Other	754	857	2,963	2,496
Total noninterest income	8,310	8,947	24,162	29,393
Noninterest expense
Salaries and employee benefits	16,246	14,730	45,545	44,882
Occupancy expense, net	2,467	2,483	7,291	7,201
Computer services	2,911	2,686	8,470	7,817
Telephone, postage, and supplies	613	623	1,791	1,946
Marketing and advertising	372	573	1,443	2,110
Deposit insurance premiums	612	412	1,700	1,280
Core deposit intangible amortization	606	50	666	208
Merger-related expenses	4,741	—	5,465	—
Other	4,265	4,242	12,627	12,194
Total noninterest expense	32,833	25,799	84,998	77,638
Net income before income taxes	8,171	10,233	37,696	37,675
Income tax expense	1,437	2,210	8,105	8,047
Net income	$6,734	$8,023	$29,591	$29,628
Per share data
Net income per common share
Basic	$0.40	$0.51	$1.91	$1.87
Diluted	$0.40	$0.51	$1.90	$1.84
Average shares outstanding
Basic	16,021,994	15,523,813	15,341,222	15,666,093
Diluted	16,077,116	15,793,012	15,449,060	15,997,377
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net income	$6,734	$8,023	$29,591	$29,628
Other comprehensive income (loss)
Unrealized holding gains (losses) on debt securities available for sale
Gains (losses) arising during the period	908	(2,595)	(819)	(3,781)
Deferred income tax benefit (expense)	(209)	598	188	870
Total other comprehensive income (loss)	699	(1,997)	(631)	(2,911)
Comprehensive income	$7,433	$6,026	$28,960	$26,717
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended March 31, 2023
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	15,673,595	$157	$128,486	$290,271	$(5,026)	$(3,733)	$410,155
Net income	—	—	—	6,734	—	—	6,734
Cash dividends declared on common stock, $0.10/ common share	—	—	—	(1,680)	—	—	(1,680)
Retired stock	(9,066)	—	(249)	—	—	—	(249)
Granted restricted stock	53,339	—	—	—	—	—	—
Stock issued for Quantum merger	1,374,646	14	37,720	—	—	—	37,734
Exercised stock options	277,549	3	4,063	—	—	—	4,066
Share-based compensation expense	—	—	434	—	—	—	434
ESOP compensation expense	—	—	216	—	133	—	349
Other comprehensive income	—	—	—	—	—	699	699
Balance at March 31, 2023	17,370,063	$174	$170,670	$295,325	$(4,893)	$(3,034)	$458,242

	(Unaudited)
	Three Months Ended March 31, 2022
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	16,303,461	$163	$147,552	$258,986	$(5,555)	$600	$401,746
Net income	—	—	—	8,023	—	—	8,023
Cash dividends declared on common stock, $0.09/common share	—	—	—	(1,400)	—	—	(1,400)
Common stock repurchased	(419,931)	(4)	(12,911)	—	—	—	(12,915)
Forfeited restricted stock	(2,600)	—	—	—	—	—	—
Retired stock	(8,627)	—	(270)	—	—	—	(270)
Granted restricted stock	40,123	—	—	—	—	—	—
Exercised stock options	65,836	1	1,038	—	—	—	1,039
Share-based compensation expense	—	—	507	—	—	—	507
ESOP compensation expense	—	—	265	—	133	—	398
Other comprehensive loss	—	—	—	—	—	(1,997)	(1,997)
Balance at March 31, 2022	15,978,262	$160	$136,181	$265,609	$(5,422)	$(1,397)	$395,131

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended March 31, 2023
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	15,591,466	$156	$126,106	$270,276	$(5,290)	$(2,403)	$388,845
Net income	—	—	—	29,591	—	—	29,591
Cash dividends declared on common stock, $0.29/common share	—	—	—	(4,542)	—	—	(4,542)
Forfeited restricted stock	(6,200)	—	—	—	—	—	—
Retired stock	(13,145)	—	(344)	—	—	—	(344)
Granted restricted stock	57,839	—	—	—	—	—	—
Stock issued for RSUs	13,861	—	—	—	—	—	—
Stock issued for Quantum merger	1,374,646	14	37,720	—	—	—	37,734
Exercised stock options	351,596	4	5,127	—	—	—	5,131
Share-based compensation expense	—	—	1,465	—	—	—	1,465
ESOP compensation expense	—	—	596	—	397	—	993
Other comprehensive loss	—	—	—	—	—	(631)	(631)
Balance at March 31, 2023	17,370,063	$174	$170,670	$295,325	$(4,893)	$(3,034)	$458,242

	(Unaudited)
	Nine Months Ended March 31, 2022
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	16,636,483	$167	$160,582	$240,075	$(5,819)	$1,514	$396,519
Net income	—	—	—	29,628	—	—	29,628
Cash dividends declared on common stock, $0.26/common share	—	—	—	(4,094)	—	—	(4,094)
Common stock repurchased	(1,095,763)	(11)	(32,307)	—	—	—	(32,318)
Forfeited restricted stock	(12,000)	—	—	—	—	—	—
Retired stock	(11,335)	—	(345)	—	—	—	(345)
Granted restricted stock	40,123	—	—	—	—	—	—
Stock issued for RSUs	7,118	—	—	—	—	—	—
Exercised stock options	413,636	4	6,077	—	—	—	6,081
Share-based compensation expense	—	—	1,407	—	—	—	1,407
ESOP compensation expense	—	—	767	—	397	—	1,164
Other comprehensive loss	—	—	—	—	—	(2,911)	(2,911)
Balance at March 31, 2022	15,978,262	$160	$136,181	$265,609	$(5,422)	$(1,397)	$395,131
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended March 31,
	2023	2022
Operating activities
Net income	$29,591	$29,628
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	14,987	(4,005)
Depreciation and amortization of premises and equipment and equipment for operating leases	6,669	7,107
Deferred income tax (benefit) expense	(559)	5,277
Net accretion of purchase accounting adjustments on loans	(725)	(1,283)
Net amortization and accretion	3,213	1,582
Loss (gain) from sale of premises and equipment	(2,015)	87
Gain on sale of REO	78	7
Loss incurred at the end of operating leases	172	17
BOLI income	(1,543)	(1,500)
Gain on sale of loans held for sale	(4,499)	(10,927)
Origination of loans held for sale	(196,695)	(387,252)
Proceeds from sale of loans held for sale	178,007	402,161
New deferred loan origination fees, net	(3,039)	(640)
Decrease in accrued interest receivable and other assets	(1,537)	(3,612)
ESOP compensation expense	993	1,164
Share-based compensation expense	1,465	1,407
Decrease in other liabilities	(3,656)	(971)
Net cash provided by operating activities	20,907	38,247
Investing activities
Purchases of debt securities available for sale	(66,994)	(9,762)
Proceeds from maturities, calls and paydowns of debt securities available for sale	49,221	55,600
Purchases of commercial paper	(210,292)	(463,446)
Proceeds from maturities and calls of commercial paper	406,269	340,999
Purchases of CDs in other banks	(15,676)	(996)
Proceeds from maturities of CDs in other banks	6,125	12,993
Net (purchases) redemptions of FHLB and FRB stock	(8,674)	3,087
Net capital contributions in SBIC investments, at cost	(862)	(2,417)
Net (increase) decrease in loans	(305,363)	39,394
Purchase of BOLI	(62)	(132)
Purchase of equipment for operating leases	(5,337)	(2,888)
Sale of equipment for operating leases	4,120	5,981
Purchase of premises and equipment	(3,240)	(6,043)
Proceeds from sale of premises and equipment and assets held for sale	7,534	2,322
Proceeds from sale of REO	1	181
Net cash received in merger	30,601	—
Net cash used in investing activities	(112,629)	(25,127)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended March 31,
	2023	2022
Financing activities
Net increase in deposits	5,236	103,616
Net increase in revolving lines of credit	20,263	—
Net increase (decrease) in short-term borrowings	300,000	(115,000)
Proceeds from long-term borrowings	—	60,000
Repayment of long-term borrowings	(24,728)	(30,000)
Common stock repurchased	—	(32,318)
Cash dividends paid	(4,542)	(4,094)
Retired stock	(344)	(345)
Exercised stock options	5,131	6,081
Net cash provided by (used in) financing activities	301,016	(12,060)
Net increase in cash and cash equivalents	209,294	1,060
Cash and cash equivalents at beginning of period	105,119	50,990
Cash and cash equivalents at end of period	$314,413	$52,050

Supplemental disclosures
Cash paid during the period for:
Interest	$12,854	$4,080
Income taxes	5,931	269
Noncash transactions
Unrealized loss in value of debt securities available for sale, net of income taxes	$(631)	$(2,911)
Transfer of loans held for sale to loans held for investment	14,298	19,032
Transfer of loans held for investment to loans held for sale	—	12,827
ROU asset and lease liabilities for operating lease accounting	2,108	1,186
Transfer of premises and equipment to assets held for sale (included in other assets)	—	3,229
Business combinations
Fair value of assets acquired	$664,840	$—
Fair value of liabilities assumed	609,938	—
Net assets acquired	$54,902	$—
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

1.    Summary of Significant Accounting Policies
The consolidated unaudited financial statements presented in this report include the accounts of HomeTrust Bancshares, Inc., a Maryland corporation (“HomeTrust”), and its wholly-owned subsidiary, HomeTrust Bank (the “Bank”). As used throughout this report, the term the “Company” refers to HomeTrust and its consolidated subsidiary, unless the context otherwise requires. HomeTrust is a bank holding company primarily engaged in the business of planning, directing, and coordinating the business activities of the Bank. The Bank is a North Carolina state chartered bank and provides a wide range of retail and commercial banking products within its geographic footprint, which includes: North Carolina (the Asheville metropolitan area, Greensboro/"Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (Kingsport/Johnson City, Knoxville, and Morristown), Southwest Virginia (the Roanoke Valley) and Georgia (Greater Atlanta). The Bank operates under a single set of corporate policies and procedures and is recognized as a single banking segment for financial reporting purposes.
As a result of its merger with Quantum on February 12, 2023, HomeTrust became the 100% successor owner of the Quantum Capital Statutory Trust II Delaware trust. The sole assets of the trust represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the trust preferred securities.
The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2022 ("2022 Form 10-K") filed with the SEC on September 12, 2022. The results of operations for the nine months ended March 31, 2023 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2023.
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
The Company considers various factors and strategies in determining what portion of the IRLCs and uncommitted mortgage loans held for sale to economically hedge. All derivative instruments are recognized as other assets or other liabilities on the consolidated statements of financial condition at their fair value. Changes in the fair value of the derivative instruments and gains and losses resulting from the pairing-out of forward sale commitments are recognized in the gain on sale of loans held for sale on the consolidated statements of income in the period in which they occur. The Company accounts for all derivative instruments as free-standing derivative instruments and does not designate any for hedge accounting.
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
3.    Merger with Quantum
On February 12, 2023, the Company merged with Quantum which operated two locations in the Atlanta metro area. The aggregate amount of consideration to be paid per the purchase agreement of approximately $70.8 million, inclusive of consideration of common stock, other cash consideration, and cash in lieu of fractional shares, included $15.9 million of cash consideration already paid by Quantum to its stockholders in advance of the closing date as is further described below. These distributions reduced Quantum's stockholders' equity by an equal amount prior to the transaction closing date.
The following table provides a summary of the assets acquired, liabilities assumed, associated preliminary fair value adjustments, and provisional period adjustments by the Company as of the merger date. As provided for under US GAAP, management has up to 12 months following the date of merger to finalize the fair value adjustments.

	Quantum	Fair Value Adjustments	Provisional Period Adjustments	As Recorded by HomeTrust
Assets acquired
Cash and cash equivalents	$47,769	$—	$—	$47,769
Debt securities available for sale	10,608	—	—	10,608
FHLB and FRB stock	1,125	—	—	1,125
Loans(1)	567,140	(5,207)	—	561,933
Premises and equipment	4,415	4,668	—	9,083
Accrued interest receivable	1,706	—	—	1,706
BOLI	9,066	—	—	9,066
Core deposit intangibles	—	12,210	—	12,210
Other assets	2,727	569	—	3,296
Total assets acquired	$644,556	$12,240	$—	$656,796
Liabilities assumed
Deposits	$570,419	$183	$—	$570,602
Junior subordinated debt	11,341	(1,408)	—	9,933
Other borrowings	24,728	—	—	24,728
Deferred income taxes	—	1,341	—	1,341
Other liabilities	3,334	—	—	3,334
Total liabilities assumed	$609,822	$116	$—	$609,938

Net assets acquired				$46,858
(1)Adjustments to Quantum's total loans include the elimination of Quantum's existing allowance for loan losses of $6.0 million, the recognition of an ACL at close on PCD loans of $0.4 million, and adjustments to reflect the estimated credit fair value mark on the non-PCD loan portfolio of $3.0 million and the estimated interest rate fair value adjustment on the loan portfolio as a whole (non-PCD and PCD) of $7.9 million.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Quantum	Fair Value Adjustments	Provisional Period Adjustments	As Recorded by HomeTrust
Consideration paid
Common stock consideration
Shares of Quantum				574,157
Exchange ratio				2.3942
HomeTrust common stock issued				1,374,647
Price per share of HomeTrust common stock on February 10, 2023				$27.45
HomeTrust common stock consideration				$37,734
Cash consideration(2)				17,168
Total consideration				$54,902

Goodwill				$8,044
(2)As indicated in the Current Report on Form 8-K/A filed with the SEC on March 30, 2023, the amount of cash consideration paid at closing differs from the $57.54 per share, or $33.0 million, reported in the Current Report on Form 8-K filed on February 13, 2023, which announced the closing of the merger. Consistent with the merger agreement, between the execution of the merger agreement and the transaction closing date, Quantum's principal stockholders had the option to withdraw some or all of the amount of cash consideration to eventually be paid at closing in advance of the closing date. The amount of cash consideration paid at closing was reduced by the amount withdrawn during this time period.
Goodwill of $8,044 arising from the merger consisted largely of synergies and the cost saves resulting from the combining of operations of the companies, and is not expected to be deductible for income tax purposes.
The following table provides a summary of PCD loans purchased as part of the Quantum merger as of the merger date:

	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Unpaid principal balance	$4,472	$9,631	$393	$—	$14,496
ACL	(292)	(72)	(5)	—	(369)
Non-credit premium (discount)	(1,448)	(190)	4	—	(1,634)
Fair value of PCD loans at merger date	$2,732	$9,369	$392	$—	$12,493
The following unaudited pro forma combined condensed consolidated financial information presents the results of operations of the Company, including the effects of purchase accounting adjustments and acquisition expenses, had the merger taken place at July 1, 2021. The schedule excludes merger-related credit loss and merger-related expenses.

	(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Interest and dividend income	$56,512	$36,480	$154,621	$112,282
Interest expense	10,201	1,514	17,606	5,021
Net interest income	46,311	34,966	137,015	107,261
Provision (benefit) for credit losses	3,490	(45)	9,717	(4,490)
Net interest income after provision (benefit) for credit losses	42,821	35,011	127,298	111,751
Noninterest income	8,835	9,399	26,068	34,055
Noninterest expense	30,296	30,293	89,928	91,715
Net income before income taxes	21,360	14,117	63,438	54,091
Income tax expense	4,470	3,103	14,026	11,823
Net income	$16,890	$11,014	$49,412	$42,268
Per share data
Net income per common share
Basic	$0.96	$0.65	$2.93	$2.46
Diluted	$0.96	$0.64	$2.91	$2.41
Average shares outstanding
Basic	17,396,640	16,898,459	16,715,868	17,040,739
Diluted	17,451,762	17,167,658	16,823,706	17,372,023

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
4.    Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$15,999	$—	$(434)	$15,565
MBS, residential	103,078	135	(2,082)	101,131
Municipal bonds	3,513	—	(81)	3,432
Corporate bonds	36,068	—	(1,478)	34,590
Total	$158,658	$135	$(4,075)	$154,718

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$18,993	$5	$(539)	$18,459
MBS, residential	48,377	3	(1,147)	47,233
Municipal bonds	5,545	31	(18)	5,558
Corporate bonds	57,184	1	(1,457)	55,728
Total	$130,099	$40	$(3,161)	$126,978
Debt securities available for sale by contractual maturity at March 31, 2023 and June 30, 2022 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	March 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$47,067	$45,656
Due after one year through five years	3,000	2,940
Due after five years through ten years	5,513	4,991
Due after ten years	—	—
MBS, residential	103,078	101,131
Total	$158,658	$154,718

	June 30, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$35,350	$34,956
Due after one year through five years	40,325	39,018
Due after five years through ten years	6,047	5,771
Due after ten years	—	—
MBS, residential	48,377	47,233
Total	$130,099	$126,978
The Company had no sales of debt securities available for sale and no gross realized gains or losses were recognized during the nine months ended March 31, 2023 and 2022.
Debt securities available for sale with amortized costs totaling $58,138 and $43,187 and market values of $56,884 and $41,876 at March 31, 2023 and June 30, 2022, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The gross unrealized losses and the fair value for debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2023 and June 30, 2022 were as follows:

	March 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$996	$(4)	$14,569	$(430)	$15,565	$(434)
MBS, residential	59,175	(826)	18,034	(1,256)	77,209	(2,082)
Municipal bonds	3,432	(81)	—	—	3,432	(81)
Corporate bonds	15,462	(205)	17,227	(1,273)	32,689	(1,478)
Total	$79,065	$(1,116)	$49,830	$(2,959)	$128,895	$(4,075)

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$14,461	$(539)	$—	$—	$14,461	$(539)
MBS, residential	41,658	(994)	5,269	(153)	46,927	(1,147)
Municipal bonds	1,970	(18)	—	—	1,970	(18)
Corporate bonds	39,454	(730)	14,273	(727)	53,727	(1,457)
Total	$97,543	$(2,281)	$19,542	$(880)	$117,085	$(3,161)
The total number of securities with unrealized losses at March 31, 2023 and June 30, 2022 were 190 and 177, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of March 31, 2023 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Accounting Policies" in our 2022 Form 10-K for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on investment securities and does not record an ACL on accrued interest receivable. As of March 31, 2023, the accrued interest receivable for debt securities available for sale was $518.
5.    Loans Held For Sale
Loans held for sale, at the lower of cost or fair value, consist of the following as of the dates indicated:

	March 31, 2023	June 30, 2022
One-to-four family	$156	$4,176
SBA	29,884	14,774
HELOCs	59,132	60,357
Total loans held for sale, at the lower of cost or fair value	$89,172	$79,307
The carrying balance of loans held for sale, at fair value, was $1,209 and $0 at March 31, 2023 and June 30, 2022, respectively, while the amortized cost of these loans was $1,179 and $0 at the same dates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
6.    Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated(1):

	March 31, 2023	June 30, 2022
Commercial real estate loans
Construction and land development	$368,756	$291,202
Commercial real estate - owner occupied	524,247	335,658
Commercial real estate - non-owner occupied	926,991	662,159
Multifamily	85,285	81,086
Total commercial real estate loans	1,905,279	1,370,105
Commercial loans
Commercial and industrial	229,840	193,313
Equipment finance	440,345	394,541
Municipal leases	138,436	129,766
Total commercial loans	808,621	717,620
Residential real estate loans
Construction and land development	105,617	81,847
One-to-four family	518,274	354,203
HELOCs	193,037	160,137
Total residential real estate loans	816,928	596,187
Consumer loans	118,505	85,383
Total loans, net of deferred loan fees and costs	3,649,333	2,769,295
ACL on loans	(47,503)	(34,690)
Loans, net	$3,601,830	$2,734,605
(1) At March 31, 2023 and June 30, 2022 accrued interest receivable of $13,027 and $7,969 was accounted for separately from the amortized cost basis.

As a result of HomeTrust's merger with Quantum on February 12, 2023, $561.9 million in loans (net of purchase accounting adjustments) were added to the portfolio.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate, and consumer loans by origination year as of March 31, 2023:

	Term Loans By Origination Fiscal Year
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$40,745	$45,061	$9,070	$2,766	$1,549	$6,920	$261,693	$367,804
Special mention	73	—	—	—	—	—	362	435
Substandard	—	481	—	—	—	36	—	517
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	40,818	45,542	9,070	2,766	1,549	6,956	262,055	368,756
Commercial real estate - owner occupied
Risk rating
Pass	195,337	65,636	67,866	42,634	38,712	81,856	24,534	516,575
Special mention	—	132	—	380	376	2,934	—	3,822
Substandard	1,054	—	—	—	—	2,496	300	3,850
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	196,391	65,768	67,866	43,014	39,088	87,286	24,834	524,247
Commercial real estate - non-owner occupied
Risk rating
Pass	237,787	106,637	117,075	89,284	55,862	233,180	74,662	914,487
Special mention	2,390	—	—	—	—	4,517	5,341	12,248
Substandard	256	—	—	—	—	—	—	256
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner occupied	240,433	106,637	117,075	89,284	55,862	237,697	80,003	926,991
Multifamily
Risk rating
Pass	18,584	11,649	18,759	10,286	3,341	21,409	863	84,891
Special mention	—	—	—	—	29	62	—	91
Substandard	—	—	—	—	—	303	—	303
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	18,584	11,649	18,759	10,286	3,370	21,774	863	85,285
Total commercial real estate
Risk rating
Pass	$492,453	$228,983	$212,770	$144,970	$99,464	$343,365	$361,752	$1,883,757
Special mention	2,463	132	—	380	405	7,513	5,703	16,596
Substandard	1,310	481	—	—	—	2,835	300	4,926
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$496,226	$229,596	$212,770	$145,350	$99,869	$353,713	$367,755	$1,905,279

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$54,377	$62,247	$16,449	$12,538	$6,893	$20,989	$48,060	$221,553
Special mention	—	327	465	93	139	—	—	1,024
Substandard	1,633	13	25	588	864	44	3,513	6,680
Doubtful	—	—	70	—	152	—	360	582
Loss	—	—	—	—	—	1	—	1
Total commercial and industrial	56,010	62,587	17,009	13,219	8,048	21,034	51,933	229,840
Equipment finance
Risk rating
Pass	146,546	149,488	83,516	43,049	13,619	734	—	436,952
Special mention	—	143	349	497	441	—	—	1,430
Substandard	—	81	—	20	145	—	—	246
Doubtful	—	815	527	233	138	—	—	1,713
Loss	—	—	—	—	4	—	—	4
Total equipment finance	146,546	150,527	84,392	43,799	14,347	734	—	440,345
Municipal leases
Risk rating
Pass	17,088	28,164	22,987	8,495	9,990	45,723	5,989	138,436
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	17,088	28,164	22,987	8,495	9,990	45,723	5,989	138,436
Total commercial
Risk rating
Pass	$218,011	$239,899	$122,952	$64,082	$30,502	$67,446	$54,049	$796,941
Special mention	—	470	814	590	580	—	—	2,454
Substandard	1,633	94	25	608	1,009	44	3,513	6,926
Doubtful	—	815	597	233	290	—	360	2,295
Loss	—	—	—	—	4	1	—	5
Total commercial	$219,644	$241,278	$124,388	$65,513	$32,385	$67,491	$57,922	$808,621

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$620	$857	$—	$48	$—	$1,311	$102,447	$105,283
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	334	—	334
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	620	857	—	48	—	1,645	102,447	105,617
One-to-four family
Risk rating
Pass	119,751	84,901	96,028	47,502	27,421	121,007	15,971	512,581
Special mention	416	—	—	—	—	587	—	1,003
Substandard	—	126	—	56	—	4,471	—	4,653
Doubtful	—	—	—	—	—	36	—	36
Loss	—	—	—	—	—	1	—	1
Total one-to-four family	120,167	85,027	96,028	47,558	27,421	126,102	15,971	518,274
HELOCs
Risk rating
Pass	12,328	882	142	341	862	7,489	170,223	192,267
Special mention	—	—	—	—	—	—	—	—
Substandard	—	10	—	—	46	673	12	741
Doubtful	—	—	—	—	—	29	—	29
Loss	—	—	—	—	—	—	—	—
Total HELOCs	12,328	892	142	341	908	8,191	170,235	193,037
Total residential real estate
Risk rating
Pass	$132,699	$86,640	$96,170	$47,891	$28,283	$129,807	$288,641	$810,131
Special mention	416	—	—	—	—	587	—	1,003
Substandard	—	136	—	56	46	5,478	12	5,728
Doubtful	—	—	—	—	—	65	—	65
Loss	—	—	—	—	—	1	—	1
Total residential real estate	$133,115	$86,776	$96,170	$47,947	$28,329	$135,938	$288,653	$816,928

	Term Loans By Origination Fiscal Year
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$62,141	$19,306	$14,570	$10,175	$6,539	$4,140	$531	$117,402
Special mention	—	—	—	—	—	—	—	—
Substandard	55	251	221	277	80	181	37	1,102
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	1	—	—	1
Total consumer	$62,196	$19,557	$14,791	$10,452	$6,620	$4,321	$568	$118,505

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate, and consumer loans by origination year as of June 30, 2022:

	Term Loans By Origination Fiscal Year
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$21,988	$5,686	$627	$2,089	$1,092	$5,819	$248,189	$285,490
Special mention	—	—	—	—	—	97	4,677	4,774
Substandard	871	—	—	—	—	67	—	938
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	22,859	5,686	627	2,089	1,092	5,983	252,866	291,202
Commercial real estate - owner occupied
Risk rating
Pass	55,167	71,429	45,665	43,786	21,720	74,602	16,857	329,226
Special mention	—	—	396	418	—	2,416	—	3,230
Substandard	—	—	—	—	577	2,227	398	3,202
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	55,167	71,429	46,061	44,204	22,297	79,245	17,255	335,658
Commercial real estate - non-owner occupied
Risk rating
Pass	97,885	122,975	95,268	56,846	81,037	182,664	7,214	643,889
Special mention	—	—	—	—	13,844	4,421	—	18,265
Substandard	—	—	—	—	—	5	—	5
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner occupied	97,885	122,975	95,268	56,846	94,881	187,090	7,214	662,159
Multifamily
Risk rating
Pass	10,135	19,985	15,881	8,614	2,796	20,587	2,495	80,493
Special mention	—	—	—	29	—	217	—	246
Substandard	—	—	—	—	—	347	—	347
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	10,135	19,985	15,881	8,643	2,796	21,151	2,495	81,086
Total commercial real estate
Risk rating
Pass	$185,175	$220,075	$157,441	$111,335	$106,645	$283,672	$274,755	$1,339,098
Special mention	—	—	396	447	13,844	7,151	4,677	26,515
Substandard	871	—	—	—	577	2,646	398	4,492
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$186,046	$220,075	$157,837	$111,782	$121,066	$293,469	$279,830	$1,370,105

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$70,863	$21,434	$11,647	$9,377	$6,338	$20,856	$43,119	$183,634
Special mention	—	346	260	364	—	—	1,957	2,927
Substandard	—	770	343	1,152	—	52	4,337	6,654
Doubtful	—	98	—	—	—	—	—	98
Loss	—	—	—	—	—	—	—	—
Total commercial and industrial	70,863	22,648	12,250	10,893	6,338	20,908	49,413	193,313
Equipment finance
Risk rating
Pass	186,139	113,363	64,400	26,467	1,755	—	—	392,124
Special mention	200	331	1,002	547	—	—	—	2,080
Substandard	—	123	18	159	—	—	—	300
Doubtful	32	—	—	5	—	—	—	37
Loss	—	—	—	—	—	—	—	—
Total equipment finance	186,371	113,817	65,420	27,178	1,755	—	—	394,541
Municipal leases
Risk rating
Pass	19,425	24,480	8,962	11,034	13,584	39,529	12,715	129,729
Special mention	—	37	—	—	—	—	—	37
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	19,425	24,517	8,962	11,034	13,584	39,529	12,715	129,766
Total commercial
Risk rating
Pass	$276,427	$159,277	$85,009	$46,878	$21,677	$60,385	$55,834	$705,487
Special mention	200	714	1,262	911	—	—	1,957	5,044
Substandard	—	893	361	1,311	—	52	4,337	6,954
Doubtful	32	98	—	5	—	—	—	135
Loss	—	—	—	—	—	—	—	—
Total commercial	$276,659	$160,982	$86,632	$49,105	$21,677	$60,437	$62,128	$717,620

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present aging analyses of past due loans (including nonaccrual loans) by segment and class for the periods indicated below:

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
March 31, 2023
Commercial real estate
Construction and land development	$—	$—	$—	$368,756	$368,756
Commercial real estate - owner occupied	67	—	67	524,180	524,247
Commercial real estate - non-owner occupied	—	—	—	926,991	926,991
Multifamily	—	—	—	85,285	85,285
Total commercial real estate	67	—	67	1,905,212	1,905,279
Commercial
Commercial and industrial	—	620	620	229,220	229,840
Equipment finance	1,387	843	2,230	438,115	440,345
Municipal leases	—	—	—	138,436	138,436
Total commercial	1,387	1,463	2,850	805,771	808,621
Residential real estate
Construction and land development	—	132	132	105,485	105,617
One-to-four family	830	1,178	2,008	516,266	518,274
HELOCs	245	914	1,159	191,878	193,037
Total residential real estate	1,075	2,224	3,299	813,629	816,928
Consumer	245	259	504	118,001	118,505
Total loans	$2,774	$3,946	$6,720	$3,642,613	$3,649,333

	Past Due				Total
	30-89 Days	90 Days+	Total	Current	Loans
June 30, 2022
Commercial real estate
Construction and land development	$—	$—	$—	$291,202	$291,202
Commercial real estate - owner occupied	—	52	52	335,606	335,658
Commercial real estate - non-owner occupied	—	—	—	662,159	662,159
Multifamily	—	—	—	81,086	81,086
Total commercial real estate	—	52	52	1,370,053	1,370,105
Commercial
Commercial and industrial	255	—	255	193,058	193,313
Equipment finance	186	56	242	394,299	394,541
Municipal leases	—	—	—	129,766	129,766
Total commercial	441	56	497	717,123	717,620
Residential real estate
Construction and land development	115	22	137	81,710	81,847
One-to-four family	910	1,394	2,304	351,899	354,203
HELOCs	283	122	405	159,732	160,137
Total residential real estate	1,308	1,538	2,846	593,341	596,187
Consumer	330	177	507	84,876	85,383
Total loans	$2,079	$1,823	$3,902	$2,765,393	$2,769,295

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the nine months ended March 31, 2023.

	March 31, 2023	June 30, 2022	90 Days+ & Still Accruing as of March 31, 2023	Nonaccrual With No Allowance as of March 31, 2023	Interest Income Recognized
Commercial real estate
Construction and land development	$36	$67	$—	$—	$1
Commercial real estate - owner occupied	603	706	—	—	13
Commercial real estate - non-owner occupied	2	5	—	—	6
Multifamily	89	103	—	—	6
Total commercial real estate	730	881	—	—	26
Commercial
Commercial and industrial	1,389	1,951	—	59	92
Equipment finance	1,929	270	—	—	100
Municipal leases	106	—	—	—	6
Total commercial	3,424	2,221	—	59	198
Residential real estate
Construction and land development	132	137	—	—	2
One-to-four family	2,000	1,773	—	—	44
HELOCs	1,144	724	—	—	37
Total residential real estate	3,276	2,634	—	—	83
Consumer	481	384	—	—	13
Total loans	$7,911	$6,120	$—	$59	$320
TDRs are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, and/or a longer term to maturity. The above table excludes $8,548 and $9,818 of TDRs that were performing under their restructured payment terms as of March 31, 2023 and June 30, 2022, respectively.
The following tables present analyses of the ACL on loans by segment for the periods indicated below. In addition to the provision (benefit) for credit losses on loans presented below, provisions (benefits) of $400 and $758 for off-balance sheet credit exposures and $0 and $(250) for commercial paper were recorded for the three and nine months ended March 31, 2023, respectively. Provisions (benefits) of $650 and $415 for off-balance sheet credit exposures and $(55) and $(5) for commercial paper were recorded for the three and nine months ended March 31, 2022. For the three and nine months ended March 31, 2023, $4.9 million and $0.4 million of the provision for credit losses were recognized to establish ACLs on both Quantum's loan portfolio and off-balance-sheet credit exposure, respectively.

	Three Months Ended March 31, 2023
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$15,059	$12,382	$9,048	$2,370	$38,859
Provision (benefit) for credit losses	6,262	2,413	(100)	(215)	8,360
Initial ACL on PCD loans	292	72	5	—	369
Charge-offs	—	(484)	(3)	(91)	(578)
Recoveries	—	275	172	46	493
Net (charge-offs) recoveries	—	(209)	169	(45)	(85)
Balance at end of period	$21,613	$14,658	$9,122	$2,110	$47,503

	Nine Months Ended March 31, 2023
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$13,414	$12,036	$7,611	$1,629	$34,690
Provision (benefit) for credit losses	7,904	4,709	1,267	599	14,479
Initial ACL on PCD loans	292	72	5	—	369
Charge-offs	—	(2,617)	(126)	(261)	(3,004)
Recoveries	3	458	365	143	969
Net (charge-offs) recoveries	3	(2,159)	239	(118)	(2,035)
Balance at end of period	$21,613	$14,658	$9,122	$2,110	$47,503

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2022
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$12,750	$10,219	$5,917	$2,047	$30,933
Provision (benefit) for credit losses	62	(1,357)	1,063	(408)	(640)
Charge-offs	—	(261)	(45)	(28)	(334)
Recoveries	23	887	72	93	1,075
Net (charge-offs) recoveries	23	626	27	65	741
Balance at end of period	$12,835	$9,488	$7,007	$1,704	$31,034

	Nine Months Ended March 31, 2022
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$15,084	$9,663	$8,185	$2,536	$35,468
Provision (benefit) for credit losses	(2,527)	469	(1,463)	(894)	(4,415)
Charge-offs	(439)	(1,572)	(72)	(107)	(2,190)
Recoveries	717	928	357	169	2,171
Net (charge-offs) recoveries	278	(644)	285	62	(19)
Balance at end of period	$12,835	$9,488	$7,007	$1,704	$31,034

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
In estimating expected credit losses, ASC 326 prescribes that if foreclosure is probable, a CDA is required to be measured at the fair value of collateral, but as a practical expedient, even if foreclosure is not probable, this method may be applied. For those CDA loans measured at the fair value of collateral, a credit loss expense is recorded for loan amounts in excess of fair value. The following tables provide a breakdown between loans identified as CDAs and non-CDAs, by segment and class, and securing collateral, as well as collateral coverage for those loans for the periods indicated below:

	Type of Collateral and Extent to Which Collateral Secures Financial Assets				Financial Assets Not Considered Collateral Dependent
March 31, 2023	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$368,756	$368,756
Commercial real estate - owner occupied	—	—	1,054	—	523,193	524,247
Commercial real estate - non-owner occupied	—	—	3,025	—	923,966	926,991
Multifamily	—	—	—	—	85,285	85,285
Total commercial real estate	—	—	4,079	—	1,901,200	1,905,279
Commercial
Commercial and industrial	—	—	—	1,238	228,602	229,840
Equipment finance	—	—	—	—	440,345	440,345
Municipal leases	—	—	—	—	138,436	138,436
Total commercial	—	—	—	1,238	807,383	808,621
Residential real estate
Construction and land development	—	—	—	—	105,617	105,617
One-to-four family	758	—	—	—	517,516	518,274
HELOCs	—	—	—	—	193,037	193,037
Total residential real estate	758	—	—	—	816,170	816,928
Consumer	—	—	—	—	118,505	118,505
Total	$758	$—	$4,079	$1,238	$3,643,258	$3,649,333
Total collateral value	$1,435	$—	$8,870	$110

	Type of Collateral and Extent to Which Collateral Secures Financial Assets				Financial Assets Not Considered Collateral Dependent
June 30, 2022	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$291,202	$291,202
Commercial real estate - owner occupied	—	—	—	—	335,658	335,658
Commercial real estate - non-owner occupied	—	—	—	—	662,159	662,159
Multifamily	—	—	—	—	81,086	81,086
Total commercial real estate	—	—	—	—	1,370,105	1,370,105
Commercial
Commercial and industrial	—	—	—	2,594	190,719	193,313
Equipment finance	—	—	—	—	394,541	394,541
Municipal leases	—	—	—	—	129,766	129,766
Total commercial	—	—	—	2,594	715,026	717,620
Residential real estate
Construction and land development	—	—	—	—	81,847	81,847
One-to-four family	1,318	—	—	—	352,885	354,203
HELOCs	—	—	—	—	160,137	160,137
Total residential real estate	1,318	—	—	—	594,869	596,187
Consumer	—	—	—	—	85,383	85,383
Total	$1,318	$—	$—	$2,594	$2,765,383	$2,769,295
Total collateral value	$2,443	$—	$—	$69

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present a breakdown of the types of concessions made on TDRs by loan class for the periods indicated below:

	Three Months Ended March 31,
	2023			2022
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Other TDRs
Commercial
Commercial and industrial	—	$—	$—	2	$841	$835
Residential real estate
One-to-four family	—	—	—	1	37	37
Consumer	—	—	—	1	5	5
Total other TDRs	—	$—	$—	4	$883	$877

	Nine Months Ended March 31,
	2023			2022
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate
Commercial loans
Commercial and industrial	5	$569	$565	—	$—	$—
Residential real estate
One-to-four family	—	—	—	1	124	121
Total below market interest rate	5	569	565	1	124	121

Extended payment terms
Residential real estate
One-to-four family	—	—	—	1	35	35
HELOCs	—	—	—	1	50	50
Total extended payment terms	—	—	—	2	85	85

Other TDRs
Commercial
Commercial and industrial	—	—	—	2	841	835
Residential real estate loans
One-to-four family	—	—	—	2	93	92
HELOCs	—	—	—	1	18	18
Consumer	4	49	34	6	89	82
Total other TDRs	4	49	34	11	1,041	1,027
Total	9	$618	$599	14	$1,250	$1,233

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the periods indicated below:

	Three Months Ended March 31,
	2023		2022
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate
Commercial loans
Commercial and industrial	5	$592	—	$—

	Nine Months Ended March 31,
	2023		2022
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Below market interest rate
Commercial loans
Commercial and industrial	6	$732	—	$—

Extended payment terms
Residential real estate loans
One-to-four family	1	34	—	—

Other TDRs
Consumer	1	2	2	44
Total	8	$768	2	$44
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
Off-Balance-Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At March 31, 2023 and June 30, 2022, the ACL on off-balance-sheet credit exposures included in other liabilities was $4,062 and $3,304, respectively.
7. Deposit Accounts
Deposit accounts at the dates indicated consist of the following:

	March 31, 2023	June 30, 2022
Core deposits
Noninterest-bearing accounts	$872,492	$745,746
NOW accounts	678,178	654,981
Money market accounts	1,299,503	969,661
Savings accounts	228,390	238,197
Total core deposits	3,078,563	2,608,585
Certificates of deposit	597,036	491,176
Total	$3,675,599	$3,099,761
As a result of HomeTrust's merger with Quantum on February 12, 2023, $570.6 million in deposits, net of purchase accounting adjustments, were added to the portfolio.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
Deposits received from executive officers and directors and their associates totaled approximately $1,316 and $1,012 at March 31, 2023 and June 30, 2022, respectively.
As of March 31, 2023, scheduled maturities of certificates of deposit are as follows:

Fiscal year ending June 30
Remaining 2023	$122,230
2024	414,223
2025	44,759
2026	7,288
2027	5,242
Thereafter	3,294
Total	$597,036
The balance of uninsured deposits was $730.4 million, or 19.9% of total deposits. Included within this amount, certificates of deposit with balances of $250 or greater totaled $255,089 and $156,558 at March 31, 2023 and June 30, 2022, respectively. Generally, deposit amounts in excess of $250 are not federally insured.
8. Borrowings
Junior Subordinated Debentures
On February 21, 2007, Quantum formed a Connecticut statutory trust, Quantum Capital Statutory Trust II (the "Trust"), which issued $11.0 million of trust preferred securities that were designed to qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of the Trust were owned by Quantum. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $11.3 million of junior subordinated debentures of Quantum. As a result of its merger with Quantum on February 12, 2023, HomeTrust became the 100% successor owner of the Trust.
The trust preferred securities accrue and pay quarterly distributions at a floating rate of 3-month LIBOR plus 194 basis points, which was 7.13% at March 31, 2023. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent the Trust has insufficient funds with which to make the distributions and other payments. The net combined effect of all documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.
The trust preferred securities are mandatorily redeemable upon maturity of the debentures on March 15, 2037, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust, in whole or in part, on or after March 15, 2012. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
Other Borrowings
Borrowings, outside of junior subordinated debt, consist of the following at the dates indicated:

	March 31, 2023		June 30, 2022
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances	$200,000	5.03%	$—	—%
FRB advances	100,000	5.00	—	—
Revolving lines of credit	20,263	8.50	—	—
Total borrowings	$320,263	5.24%	$—	—%
All qualifying one-to-four family loans, HELOCs, commercial real estate loans, and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction, indirect auto and municipal loans are pledged as collateral to secure outstanding FRB advances.
At March 31, 2023 and June 30, 2022, the Company had the ability to borrow $68,484 and $277,561, respectively, through additional FHLB advances and $23,055 and $68,230, respectively, through the unused portion of a line of credit with the FRB. At March 31, 2023 and June 30, 2022, the Company had revolving lines of credit with three unaffiliated banks, the unused portion of which totaled $129,737 and $120,000, respectively.

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

Supplemental Balance Sheet Information	March 31, 2023	June 30, 2022
ROU assets	$6,854	$5,846
Lease liabilities	7,872	6,641
Weighted-average remaining lease terms (years)	10.7	10.8
Weighted-average discount rate	3.24%	2.90%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at March 31, 2023:

Fiscal year ending June 30
Remaining 2023	$422
2024	1,247
2025	946
2026	821
2027	838
Thereafter	5,267
Total undiscounted minimum lease payments	9,541
Less: amount representing interest	(1,669)
Total lease liability	$7,872
The following table presents components of operating lease expense for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Operating lease cost (included in occupancy expense, net)	$394	$347	$1,086	$1,215
Variable lease cost (included in occupancy expense, net)	3	7	7	13
Sublease income (included in other, noninterest income)	(42)	(60)	(127)	(154)
Total operating lease expense, net	$355	$294	$966	$1,074
As Lessee - Finance Lease
During the quarter ended March 31, 2023, the Company purchased the property associated with the finance lease reported historically. The Company purchased the property for $1.2 million, terminating the existing land lease. Prior to the purchase, for the three months ended March 31, 2023 and 2022, interest expense on the lease liability totaled $15 and $23, while for the nine months ended March 31, 2023 and 2022, interest expense on the lease liability totaled $60 and $70, respectively.
Supplemental lease cash flow information for the periods indicated:

	Nine Months Ended March 31,
	2023	2022
ROU assets - noncash additions (operating leases)	$2,108	$1,186
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	994	1,281
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	89	100

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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to five years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $19,200 and $20,075 with a residual value of $13,226 and $12,874 as of March 31, 2023 and June 30, 2022, respectively.
The following table presents total equipment finance operating lease income and depreciation expense for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Operating lease income	$1,505	$1,661	$4,246	$4,920
Depreciation expense	1,266	1,339	3,608	4,221
The following schedule summarizes, as of March 31, 2023, aggregate future minimum lease payments to be received:

Fiscal year ending June 30
Remaining 2023	$1,424
2024	5,206
2025	1,962
2026	689
2027	113
Thereafter	—
Total of future minimum lease payments	$9,394
As Lessor - Direct Financing Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment of the loan portfolio. For the three months ended March 31, 2023 and 2022, interest income on equipment finance leases totaled $860 and $763, respectively. For the nine months ended March 31, 2023 and 2022, interest income on equipment finance leases totaled $2,435 and $2,275, respectively.
The lease receivable component of finance lease net investment included within the equipment finance class of financing receivables was $66.7 million and $62.2 million at March 31, 2023 and June 30, 2022, respectively.
The following schedule summarizes, as of March 31, 2023, aggregate future minimum finance lease payments to be received:

Fiscal year ending June 30
Remaining 2023	$8,260
2024	22,284
2025	17,749
2026	13,532
2027	8,494
Thereafter	6,716
Total undiscounted minimum lease payments	77,035
Less: amount representing interest	(10,304)
Total lease receivable	$66,731

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
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the dates indicated below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Share-based compensation expense	$434	$507	$1,465	$1,407
Tax benefit	102	120	347	332
The table below presents stock option activity and related information for the nine months ended March 31, 2023 and 2022:

	Options	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2021	1,319,456	$19.07	3.9	$11,657
Granted	42,850	31.35	—	—
Exercised	(413,636)	14.70	—	—
Forfeited	(20,800)	23.17	—	—
Options outstanding at March 31, 2022	927,870	$21.49	4.3	$7,541
Exercisable at March 31, 2022	756,720	$20.24	3.5	$7,028
Non-vested at March 31, 2022	171,150	$26.99	7.7	$513

Options outstanding at June 30, 2022	928,870	$21.49	4.1	$4,036
Granted	5,000	24.07	—	—
Exercised	(351,596)	14.59	—	—
Forfeited	(11,700)	25.36	—	—
Options outstanding at March 31, 2023	570,574	$25.68	5.3	$327
Exercisable at March 31, 2023	493,764	$25.39	4.9	$287
Non-vested at March 31, 2023	76,810	$27.55	8.2	$40
Assumptions used in estimating the fair value of options granted during the nine months ended March 31, 2023 and March 31, 2022 are detailed below:

	March 31, 2023	March 31, 2022
Weighted-average volatility	27.78%	28.02%
Expected dividend yield	1.62%	1.12%
Risk-free interest rate	3.11%	1.90%
Expected life (years)	6.5	6.5
Weighted-average fair value of options granted	$6.77	$8.68
At March 31, 2023, the Company had $529 of unrecognized compensation expense related to 76,810 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.8 years at March 31, 2023. At March 31, 2022, the Company had $1,076 of unrecognized compensation expense related to 171,150 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.8 years at March 31, 2022.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The table below presents restricted stock award activity and related information:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at June 30, 2021	151,575	$25.06	$4,229
Granted	49,679	31.35	—
Vested	(53,744)	25.22	—
Forfeited	(12,000)	24.90	—
Non-vested at March 31, 2022	135,510	$27.41	$2,817

Non-vested at June 30, 2022	135,910	$27.40	$2,345
Granted	75,358	27.24	—
Vested	(55,449)	27.38	—
Forfeited	(6,200)	27.64	—
Non-vested at March 31, 2023	149,619	$27.31	$3,134
The table above includes non-vested performance-based restricted stock units totaling 40,362 and 33,218 at March 31, 2023 and 2022, respectively. Each issuance of these stock units is scheduled to vest over 3.0 years assuming the applicable dilutive EPS goals are met.
At March 31, 2023, unrecognized compensation expense was $3,628 related to 149,619 shares of restricted stock originally scheduled to vest over three- and five-year periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.0 years at March 31, 2023. At March 31, 2022, unrecognized compensation expense was $3,137 related to 135,510 shares of restricted stock originally scheduled to vest over three- and five-year periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.9 years at March 31, 2022.
11.    Net Income per Share
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Numerator
Net income	$6,734	$8,023	$29,591	$29,628
Allocation of earnings to participating securities	(64)	(69)	(292)	(254)
Numerator for basic EPS - Net income available to common stockholders	$6,670	$7,954	$29,299	$29,374
Effect of dilutive securities
Dilutive effect of participating securities	$—	$—	$—	$—
Numerator for diluted EPS	$6,670	$7,954	$29,299	$29,374
Denominator
Weighted-average common shares outstanding - basic	16,021,994	15,523,813	15,341,222	15,666,093
Dilutive effect of assumed exercises of stock options	55,122	269,199	107,838	331,284
Weighted-average common shares outstanding - diluted	16,077,116	15,793,012	15,449,060	15,997,377
Net income per share - basic	$0.40	$0.51	$1.91	$1.87
Net income per share - diluted	$0.40	$0.51	$1.90	$1.84
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 112,250 and 538,374 of stock options that were anti-dilutive for the three and nine months ended March 31, 2023. There were 47,850 and 95,350 of stock options that were anti-dilutive for the three and nine months ended March 31, 2022, respectively.
12.    Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At March 31, 2023 and June 30, 2022, respectively, loan commitments (excluding $270,491 and $312,893 of undisbursed portions of construction loans) totaled $93,915 and $104,745 of which $13,754 and $23,159 were variable rate commitments and $80,161 and $81,586 were fixed rate commitments. The fixed rate loan commitments had interest rates ranging from 1.55% to 9.69% at March 31, 2023 and 1.41% to 9.00% at June 30, 2022, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $597,522 and $485,239 at March 31, 2023 and June 30, 2022, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments such as TBAs, mandatory delivery commitments with investors, or best efforts forward sale commitments with investors. The fair value of these interest rate lock commitments was not material at March 31, 2023 or June 30, 2022.
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
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of March 31, 2023 and June 30, 2022 were $31,090 and $18,362, respectively. There was no liability recorded for these letters of credit at March 31, 2023 or June 30, 2022.
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
13.    Fair Value of Financial Instruments
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description of valuation methodologies used for assets recorded at fair value. As of both March 31, 2023 and June 30, 2022, the Company did not have any liabilities recorded at fair value.
The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 19 of the 2022 Form 10-K.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
U.S government agencies	$15,565	$—	$15,565	$—
MBS, residential	101,131	—	101,131	—
Municipal bonds	3,432	—	3,432	—
Corporate bonds	34,590	—	34,590	—
Total debt securities available for sale	$154,718	$—	$154,718	$—

Loans held for sale	$1,209	$—	$1,209	$—

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
U.S government agencies	$18,459	$—	$18,459	$—
MBS, residential	47,233	—	47,233	—
Municipal bonds	5,558	—	5,558	—
Corporate bonds	55,728	—	55,728	—
Total debt securities available for sale	$126,978	$—	$126,978	$—
Loans held for sale carried at fair value are valued at the individual loan level using quoted secondary market prices.
There were no transfers between levels during the nine months ended March 31, 2023 and June 30, 2022.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate
Commercial real estate - owner occupied	$920	$—	$—	$920
Commercial real estate - non-owner occupied	2,971	—	—	2,971
Commercial loans
Commercial and industrial	336	—	—	336
Total	$4,227	$—	$—	$4,227

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial loans
Commercial and industrial	$415	$—	$—	$415
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The stated carrying value and estimated fair value amounts of financial instruments as of March 31, 2023 and June 30, 2022, are summarized below:

	March 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$314,413	$314,413	$314,413	$—	$—
Certificates of deposit in other banks	33,102	33,102	—	33,102	—
Debt securities available for sale, at fair value	154,718	154,718	—	154,718	—
FHLB and FRB stock	19,125	N/A	N/A	N/A	N/A
SBIC investments, at cost	13,620	13,620	—	—	13,620
Loans held for sale, at fair value	1,209	1,209	—	1,209	—
Loans held for sale, at the lower of cost or fair value	89,172	91,040	—	—	91,040
Loans, net	3,601,830	3,468,167	—	—	3,468,167
Accrued interest receivable	13,813	13,813	—	786	13,027
Liabilities
Noninterest-bearing and NOW deposits	1,550,670	1,550,670	—	1,550,670	—
Money market accounts	1,299,503	1,299,503	—	1,299,503	—
Savings accounts	228,390	228,390	—	228,390	—
Certificates of deposit	597,036	588,776	—	588,776	—
Junior subordinated debt	9,945	9,980	—	9,980	—
Borrowings	320,263	320,261	—	320,261	—
Accrued interest payable	1,660	1,660	—	1,660	—

	June 30, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$105,119	$105,119	$105,119	$—	$—
Commercial paper, net	194,427	194,427	194,427	—	—
Certificates of deposit in other banks	23,551	23,551	—	23,551	—
Debt securities available for sale	126,978	126,978	—	126,978	—
FHLB and FRB stock	9,326	N/A	N/A	N/A	N/A
SBIC investments, at cost	12,758	12,758	—	—	12,758
Loans held for sale	79,307	80,489	—	—	80,489
Loans, net	2,734,605	2,687,293	—	—	2,687,293
Accrued interest receivable	8,573	8,573	24	580	7,969
Liabilities
Noninterest-bearing and NOW deposits	1,400,727	1,400,727	—	1,400,727	—
Money market accounts	969,661	969,661	—	969,661	—
Savings accounts	238,197	238,197	—	238,197	—
Certificates of deposit	491,176	485,452	—	485,452	—
Accrued interest payable	80	80	—	80	—
The Company had off-balance sheet financial commitments, which included approximately $993,018 and $921,239 of commitments to originate loans, undisbursed portions of construction loans, unused lines of credit, and standby letters of credit at March 31, 2023 and June 30, 2022, respectively (see "Note 12 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.

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
The factors that could result in material differentiation include, but are not limited to:
•the remaining effects of the COVID-19 pandemic on general economic and financial market conditions and on public health, both nationally and in our market areas;
•expected revenues, cost savings, synergies and other benefits from our merger and acquisition activities, including our recent merger with Quantum, might not be realized to the extent anticipated, within the anticipated time frames, or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;
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
•legislative or regulatory changes that adversely affect our business including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in laws or regulations, changes in regulatory policies and principles or the application or interpretation of laws and regulations by regulatory agencies and tax authorities, including changes in deferred tax asset and liability activity, or the interpretation of regulatory capital or other rules, including as a result of Basel III;
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
Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.
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
After completing our merger with Quantum on February 12, 2023, the Bank has more than 30 locations across Georgia, North Carolina, South Carolina, Tennessee, and Virginia, many of which are located in markets experiencing growth rates above the national average. Historically, our branches and facilities have primarily been located in small- to medium-sized communities, but in recent years we have implemented a strategy of expanding into larger, higher growth markets via business banking centers rather than retail-focused branches.
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
Business Combinations and Acquired Loans.  ASC 805 requires that we use the acquisition method of accounting for all business combinations. The acquisition method of accounting requires us as the acquirer to recognize the fair value of assets acquired and liabilities assumed at the acquisition date, as well as, recognize goodwill or a gain from a bargain purchase, if appropriate. Any acquisition-related costs and restructuring costs are recognized as period expenses as incurred.

The fair value for acquired loans at the time of acquisition is based on a variety of factors including discounted expected cash flows, adjusted for estimated prepayments and credit losses. In accordance with ASC 326, the fair value adjustment is recorded as premium or discount to the unpaid principal balance of each acquired loan. Loans that have been identified as having experienced a more-than-insignificant deterioration in credit quality since origination are PCD loans. An ACL on PCD loans is established at the time of acquisition as part of the purchase accounting adjustments, while the remaining net premium or discount is accreted or amortized into interest income over the remaining life of the loan using the level yield method. The net premium or discount on non-PCD loans, that includes credit quality and interest rate considerations, is accreted or amortized into interest income over the remaining life of the loan using the level yield method. The Company then records the necessary ACL on the non-PCD loans through provision for credit losses expense.
Financial Highlights
Results for the quarter ended March 31, 2023 include the impact of the merger of Quantum into the Company effective February 12, 2023. The addition of Quantum contributed total assets of $656.7 million, including loans of $561.9 million, and $570.6 million of deposits, all reflecting the impact of purchase accounting adjustments. Merger-related expenses of $4.7 million and $5.5 million were recognized during the three and nine months ended March 31, 2023, while a $5.3 million provision for credit losses was recognized during the three months ended March 31, 2023 to establish allowances for credit losses on both Quantum's loan portfolio and off-balance-sheet credit exposure. Quantum's scheduled core system conversion was completed in March.
For the quarter ended March 31, 2023 compared to the quarter ended December 31, 2022:
•net income was $6.7 million compared to $13.7 million;
•diluted EPS was $0.40 compared to $0.90;
•annualized ROA was 0.69% compared to 1.54%;
•annualized ROE was 6.21% compared to 13.37%;
•net interest income was $41.5 million compared to $37.5 million;
•net interest margin was 4.55% compared to 4.53%;
•provision for credit losses was $8.8 million compared to $2.2 million;
•noninterest income was $8.3 million compared to $8.5 million;
•net organic loan growth was $104.1 million, or 14.2% annualized, compared to $121.9 million, or 17.4% annualized; and
•quarterly cash dividends of $0.10 per share totaling $1.7 million compared to $1.5 million.
For the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022:
•net income was $29.6 million compared to $29.6 million;
•diluted EPS was $1.90 compared to $1.84;
•annualized ROA was 1.07% compared to 1.12%;
•annualized ROE was 9.52% compared to 9.91%;
•net interest income was $113.5 million compared to $81.9 million;
•net interest margin was 4.40% compared to 3.34%;
•provision for credit losses was $15.0 million compared to a net benefit of $4.0 million;
•noninterest income was $24.2 million compared to $29.4 million;
•net organic loan growth was $307.8 million, or 15.1% annualized, compared to $34.9 million, or 1.8% annualized; and
•cash dividends of $0.29 per share totaling $4.5 million compared to $0.26 per share totaling $4.1 million.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Interest and dividend income	$50,666	$41,402	$127,995	$85,988
Interest expense	9,212	3,857	14,476	4,073
Net interest income	41,454	37,545	113,519	81,915
Provision (benefit) for credit losses	8,760	2,240	14,987	(4,005)
Net interest income after provision (benefit) for credit losses	32,694	35,305	98,532	85,920
Noninterest income	8,310	8,454	24,162	29,393
Noninterest expense	32,833	26,076	84,998	77,638
Income before income taxes	8,171	17,683	37,696	37,675
Income tax expense	1,437	4,025	8,105	8,047
Net income	$6,734	$13,658	$29,591	$29,628

Net income per common share(1)
Basic	$0.40	$0.90	$1.91	$1.87
Diluted	0.40	0.90	1.90	1.84
Cash dividends declared per common share	0.10	0.10	0.29	0.26
Book value per share at end of period	26.38	26.17	26.38	24.73
Tangible book value per share at end of period(2)	23.93	24.53	23.93	23.13
Market price per share at end of period	24.59	24.17	24.59	29.53
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
Set forth below is a reconciliation to US GAAP of tangible book value and tangible book value per share:

	As of
	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands, except per share data)	2023	2022	2022	2022
Total stockholders' equity	$458,242	$410,155	$396,222	$388,845
Less: goodwill, core deposit intangibles, net of taxes	42,642	25,663	25,683	25,710
Tangible book value	$415,600	$384,492	$370,539	$363,135
Common shares outstanding	17,370,063	15,673,595	15,632,348	15,591,466
Book value per share at end of period	$26.38	$26.17	$25.35	$24.94
Tangible book value per share at end of period	$23.93	$24.53	$23.70	$23.29
Set forth below is a reconciliation to US GAAP of tangible equity to tangible assets:

	As of
	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2023	2022	2022	2022
Tangible equity (1)	$415,600	$384,492	$370,539	$363,135
Total assets	4,526,870	3,647,015	3,555,186	3,549,204
Less: goodwill, core deposit intangibles, net of taxes	42,642	25,663	25,683	25,710
Total tangible assets	$4,484,228	$3,621,352	$3,529,503	$3,523,494

Tangible equity to tangible assets	9.27%	10.62%	10.50%	10.31%
(1)    Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and December 31, 2022
Net Income.  Net income totaled $6.7 million, or $0.40 per diluted share, for the three months ended March 31, 2023 compared to net income of $13.7 million, or $0.90 per diluted share, for the three months ended December 31, 2022, a decrease of $7.0 million, or 50.7%. The results for the three months ended March 31, 2023 were negatively impacted by increases of $6.5 million in the provision for credit losses and $6.8 million in noninterest expense, partially offset by a $4.0 million increase in net interest income. These changes were primarily related to the merger with Quantum completed this quarter. Details of the changes in the various components of net income are further discussed below.
Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	March 31, 2023			December 31, 2022
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,413,641	$47,908	5.69%	$2,999,207	$38,995	5.16%
Commercial paper	—	—	—	34,487	184	2.12
Debt securities available for sale	156,778	1,183	3.06	167,818	1,151	2.72
Other interest-earning assets(2)	124,120	1,575	5.15	86,430	1,072	4.92
Total interest-earning assets	3,694,539	50,666	5.56	3,287,942	41,402	5.00
Other assets	253,746			236,159
Total assets	$3,948,285			$3,524,101
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$645,011	$976	0.61%	$627,548	$571	0.36%
Money market accounts	1,133,415	4,338	1.55	954,007	1,935	0.80
Savings accounts	230,820	48	0.08	236,027	45	0.08
Certificate accounts	515,326	2,502	1.97	444,845	1,052	0.94
Total interest-bearing deposits	2,524,572	7,864	1.26	2,262,427	3,603	0.63
Junior subordinated debt	5,299	109	8.34	—	—	—
Borrowings	98,400	1,239	5.11	26,063	254	3.87
Total interest-bearing liabilities	2,628,271	9,212	1.42	2,288,490	3,857	0.67
Noninterest-bearing deposits	830,510			785,785
Other liabilities	49,674			44,333
Total liabilities	3,508,455			3,118,608
Stockholders' equity	439,830			405,493
Total liabilities and stockholders' equity	$3,948,285			$3,524,101
Net earning assets	$1,066,268			$999,452
Average interest-earning assets to average interest-bearing liabilities	140.57%			143.67%
Non-tax-equivalent
Net interest income		$41,454			$37,545
Interest rate spread			4.14%			4.33%
Net interest margin(3)			4.55%			4.53%
Tax-equivalent(4)
Net interest income		$41,744			$37,832
Interest rate spread			4.17%			4.36%
Net interest margin(3)			4.58%			4.56%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments, and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $290 and $287 for the three months ended March 31, 2023 and December 31, 2022, respectively, calculated based on a combined federal and state tax rate of 24%.
Total interest and dividend income for the three months ended March 31, 2023 increased $9.3 million, or 22.4%, compared to the three months ended December 31, 2022, which was driven by a $8.9 million, or 22.9%, increase in interest income on loans. Accretion income on acquired loans of $353,000 and $195,000 was recognized during the same periods, respectively, and was included in interest income on loans.

Beyond accretion income, the increase was driven by a continued increase in the average yield on loans and the inclusion of Quantum's loan portfolio for roughly half a quarter.
Total interest expense for the three months ended March 31, 2023 increased $5.4 million, or 138.8%, compared to the three months ended December 31, 2022. The increase was the result of increases in the average cost of funds across funding sources, an increase in average deposits outstanding and the inclusion of junior subordinated debt assumed from Quantum.
The following table shows the effects that changes in average balances (volume), including differences in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase / (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$4,324	$4,589	$8,913
Commercial paper	(184)	—	(184)
Debt securities available for sale	(102)	134	32
Other interest-earning assets	432	71	503
Total interest-earning assets	4,470	4,794	9,264
Interest-bearing liabilities
Interest-bearing checking accounts	(6)	411	405
Money market accounts	267	2,136	2,403
Savings accounts	(2)	5	3
Certificate accounts	111	1,339	1,450
Junior subordinated debt	109	—	109
Borrowings	677	308	985
Total interest-bearing liabilities	1,156	4,199	5,355
Net increase in interest income			$3,909
Provision for Credit Losses.  The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the CECL model.
The following table presents a breakdown of the components of the provision for credit losses:

	Three Months Ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Provision for credit losses
Loans	$8,360	$2,425	$5,935	245%
Off-balance-sheet credit exposure	400	(85)	485	571
Commercial paper	—	(100)	100	100
Total provision for credit losses	$8,760	$2,240	$6,520	291%
For the quarter ended March 31, 2023, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $0.1 million during the quarter:
•$4.9 million provision to establish an allowance on Quantum's loan portfolio.
•$2.0 million provision driven by loan growth and changes in the loan mix.
•$1.2 million provision due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$0.2 million increase in specific reserves on individually evaluated credits.
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
For the quarter ended March 31, 2023, a provision of $0.4 million was also recorded to establish an allowance on Quantum's off-balance-sheet credit exposure. For the quarter ended December 31, 2022, the change was the result of changes in the balance of loan commitments as well as changes in the loan mix and changes in the projected economic forecast outlined above.

Noninterest Income.  Noninterest income for the three months ended March 31, 2023 decreased $0.1 million, or 1.7%, when compared to the quarter ended December 31, 2022. Changes in the components of noninterest income are discussed below:

	Three Months Ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$2,256	$2,523	$(267)	(11)%
Loan income and fees	562	647	(85)	(13)
Gain on sale of loans held for sale	1,811	1,102	709	64
BOLI income	522	494	28	6
Operating lease income	1,505	1,156	349	30
Gain (loss) on sale of premises and equipment	900	1,127	(227)	(20)
Other	754	1,405	(651)	(46)
Total noninterest income	$8,310	$8,454	$(144)	(2)%
•Gain on sale of loans held for sale: The increase in the gain on sale of loans held for sale was primarily driven by an increase in volume of SBA loans sold during the period. During the quarter ended March 31, 2023, there were $16.6 million in sales of the guaranteed portion of SBA commercial loans with gains of $1.2 million compared to $8.2 million sold and gains of $568,000 for the quarter ended December 31, 2022. There were $6.4 million of residential mortgage loans originated for sale which were sold during the current quarter with gains of $147,000 compared to $7.3 million sold with gains of $183,000 in the prior quarter. There were $35.2 million of HELOCs sold during the current quarter for a gain of $354,000 compared to $41.4 million sold and gains of $340,000 in the prior quarter.
•Operating lease income: The increase in operating lease income was the result of a net gain of $17,000 at the end of operating leases for the quarter ended March 31, 2023 versus a net loss of $337,000 for the quarter ended December 31, 2022.
•Gain (loss) on sale of premises and equipment: During the quarter ended March 31, 2023, one property was sold for a gain of $900,000. During the quarter ended December 31, 2022, two properties were sold for a combined gain of $1.6 million, partially offset by additional impairment of $420,000 on premises and equipment associated with prior branch closures.
•Other: The decrease in other income was driven by a $721,000 gain recognized during the quarter ended December 31, 2022 on the sale of closely held equity securities which the Company obtained through a prior bank acquisition. No such sales occurred during the quarter ended March 31, 2023.
Noninterest Expense.  Noninterest expense for the three months ended March 31, 2023 increased $6.8 million, or 25.9%, when compared to the three months ended December 31, 2022. Changes in the components of noninterest expense are discussed below:

	Three Months Ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$16,246	$14,484	$1,762	12%
Occupancy expense, net	2,467	2,428	39	2
Computer services	2,911	2,796	115	4
Telephone, postage and supplies	613	575	38	7
Marketing and advertising	372	481	(109)	(23)
Deposit insurance premiums	612	546	66	12
Core deposit intangible amortization	606	26	580	2,231
Merger-related expenses	4,741	250	4,491	1,796
Other	4,265	4,490	(225)	(5)
Total noninterest expense	$32,833	$26,076	$6,757	26%
•Salaries and employee benefits: The increase in salaries and employee benefits expense is primarily the result of the inclusion of Quantum employees for half a quarter, partially offset by lower mortgage banking incentive pay as a result of the reduction in the volume of originations due to rising interest rates.
•Core deposit intangible amortization: The increase in amortization expense is a result of a $12.2 million core deposit intangible associated with the Company's merger with Quantum, which will be amortized on an accelerated basis over ten years.
•Merger-related expenses: With the closing of the Company's merger with Quantum, merger-related expenses increased both in anticipation of and after the closing. The most significant expenses incurred included the payout of severance and employment contracts, professional fees, termination of prior contracts, and conversion of IT systems which occurred during the quarter.
Income Taxes.  The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, changes in the statutory rate, and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the three months ended March 31, 2023 decreased $2.6 million as a result of lower pre-tax income and permanent tax differences associated with employee stock options recognized during the current quarter.

Comparison of Results of Operations for the Nine Months Ended March 31, 2023 and March 31, 2022
Net Income.  Net income totaled $29.6 million, or $1.90 per diluted share, for the nine months ended March 31, 2023 compared to net income of $29.6 million, or $1.84 per diluted share, for the nine months ended March 31, 2022, a decrease of $37,000, or 0.1%. The results for the nine months ended March 31, 2023 were negatively impacted by an increase of $19.0 million in the provision for credit losses, a $5.2 million decrease in noninterest income, and a $7.4 million increase in noninterest expense driven by $5.5 million in merger-related expenses, partially offset by a $31.6 million increase in net interest income. Details of the changes in the various components of net income are further discussed below.
Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended
	March 31, 2023			March 31, 2022
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,095,358	$120,148	5.17%	$2,810,240	$81,440	3.86%
Commercial paper	83,506	1,300	2.07	211,739	869	0.55
Debt securities available for sale	153,178	3,012	2.62	124,053	1,319	1.42
Other interest-earning assets(2)	108,007	3,535	4.36	121,936	2,360	2.58
Total interest-earning assets	3,440,049	127,995	4.96	3,267,968	85,988	3.51
Other assets	244,271			259,535
Total assets	$3,684,320			$3,527,503
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$642,217	$1,814	0.38%	$640,194	$1,038	0.22%
Money market accounts	1,017,663	6,794	0.89	1,002,542	1,056	0.14
Savings accounts	235,312	137	0.08	224,664	120	0.07
Certificate accounts	478,712	4,117	1.15	447,623	1,814	0.54
Total interest-bearing deposits	2,373,904	12,862	0.72	2,315,023	4,028	0.23
Junior subordinated debt	1,741	109	8.34	—	—	—
Borrowings	41,585	1,505	4.82	48,894	45	0.12
Total interest-bearing liabilities	2,417,230	14,476	0.80	2,363,917	4,073	0.23
Noninterest-bearing deposits	805,555			719,872
Other liabilities	47,544			45,443
Total liabilities	3,270,329			3,129,232
Stockholders' equity	413,991			398,271
Total liabilities and stockholders' equity	$3,684,320			$3,527,503
Net earning assets	$1,022,819			$904,051
Average interest-earning assets to average interest-bearing liabilities	142.31%			138.24%
Non-tax-equivalent
Net interest income		$113,519			$81,915
Interest rate spread			4.16%			3.28%
Net interest margin(3)			4.40%			3.34%
Tax-equivalent
Net interest income		$114,383			$82,852
Interest rate spread			4.19%			3.31%
Net interest margin(3)			4.43%			3.38%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments, and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Interest income used in the average interest earned and yield calculation includes the tax equivalent adjustment of $864 and $937 for the nine months ended March 31, 2023 and March 31, 2022, respectively, calculated based on a combined federal and state tax rate of 24%.
Total interest and dividend income for the nine months ended March 31, 2023 increased $42.0 million, or 48.9%, compared to the nine months ended March 31, 2022, which was driven by a $38.7 million, or 47.5%, increase in interest income on loans, a combined increase of $2.1 million, or 97.4%, in interest income on commercial paper and debt securities available for sale, and an increase of $1.2 million, or 49.8%, in interest income on other interest-earning assets. The overall increase in average yield on interest-earning assets and rate paid on liabilities was the result of rising interest rates. Specific to debt securities available for sale, the Company has intentionally maintained a relatively short-term duration portfolio which has allowed, and will continue to allow, the Company to take advantage of rising rates when reinvesting the proceeds of maturing instruments.
Total interest expense for the nine months ended March 31, 2023 increased $10.4 million, or 255.4%, compared to the nine months ended March 31, 2022. The increase was primarily the result of increases in the average cost of funds across all funding sources driven by higher market interest rates.
The following table shows the effects that changes in average balances (volume), including differences in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase / (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$8,263	$30,445	$38,708
Commercial paper	(526)	957	431
Debt securities available for sale	310	1,383	1,693
Other interest-earning assets	(270)	1,445	1,175
Total interest-earning assets	7,777	34,230	42,007
Interest-bearing liabilities
Interest-bearing checking accounts	3	773	776
Money market accounts	16	5,722	5,738
Savings accounts	6	11	17
Certificate accounts	126	2,177	2,303
Junior subordinated debt	109	—	109
Borrowings	(7)	1,467	1,460
Total interest-bearing liabilities	253	10,150	10,403
Net increase in interest income			$31,604
Provision (Benefit) for Credit Losses.  The following table presents a breakdown of the components of the provision (benefit) for credit losses:

	Nine Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Provision (benefit) for credit losses
Loans	$14,479	$(4,415)	$18,894	428%
Off-balance-sheet credit exposure	758	415	343	83
Commercial paper	(250)	(5)	(245)	(4,900)
Total provision (benefit) for credit losses	$14,987	$(4,005)	$18,992	474%
For the nine months ended March 31, 2023, the "loans" portion of the provision (benefit) for credit losses was the result of the following, offset by net charge-offs of $2.0 million during the period:
•$4.9 million provision to establish an allowance on Quantum's loan portfolio.
•$0.9 million provision specific to fintech portfolios which have a riskier credit profile than loans originated in-house. The elevated credit risk is offset by the higher yields earned on the portfolios.
•$4.9 million provision driven by loan growth and changes in the loan mix.
•$3.1 million provision due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$1.3 million reduction of specific reserves on individually evaluated credits, which was tied to two relationships which were fully charged-off during the period.
For the nine months ended March 31, 2022, the "loans" portion of the benefit for credit losses was driven by an improvement in the economic forecast, as more clarity was gained regarding the impact of COVID-19 upon the loan portfolio.
For the nine months ended March 31, 2023, a provision of $0.4 million was also recorded to establish an allowance on Quantum's off-balance-sheet credit exposure. The remainder of the change was the result of changes in the balance of loan commitments as well as changes in the loan mix and changes in the projected economic forecast outlined above, which is the same reasoning for the provision for the nine months ended March 31, 2022.

Noninterest Income.  Noninterest income for the nine months ended March 31, 2023 decreased $5.2 million, or 17.8%, when compared to the same period last year. Changes in the components of noninterest income are discussed below:

	Nine Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$7,117	$7,101	$16	—%
Loan income and fees	1,779	2,536	(757)	(30)
Gain on sale of loans held for sale	4,499	10,927	(6,428)	(59)
BOLI income	1,543	1,500	43	3
Operating lease income	4,246	4,920	(674)	(14)
Gain (loss) on sale of premises and equipment	2,015	(87)	2,102	2,416
Other	2,963	2,496	467	19
Total noninterest income	$24,162	$29,393	$(5,231)	(18)%
•Loan income and fees: The decrease in loan income and fees was driven by lower underwriting fees, interest rate swap fees, and prepayment penalties in the current period compared to the same period last year, all of which were impacted by rising interest rates.
•Gain on sale of loans held for sale: The decrease in the gain on sale of loans held for sale was primarily driven by a decrease in volume of SBA loans and residential mortgages sold during the period as a result of rising interest rates. During the nine months ended March 31, 2023, there were $36.9 million of sales of the guaranteed portion of SBA commercial loans with gains of $2.7 million compared to $43.5 million sold and gains of $4.5 million for the corresponding period in the prior year. There were $34.6 million of residential mortgage loans originated for sale which were sold during the current period with gains of $823,000 compared to $204.1 million sold with gains of $5.6 million for the corresponding period in the prior year. There were $99.4 million of HELOCs sold during the current period for a gain of $897,000 compared to $97.2 million sold and gains of $581,000 for the corresponding period in the prior year. Lastly, $11.5 million of indirect auto finance loans were sold out of the held for investment portfolio during the nine months ended March 31, 2022 for a gain of $205,000. No such sales occurred in the same period in the current year.
•Operating lease income: The decrease in operating lease income was the result of lower contractual earnings as well as gains or losses incurred at the end of operating leases, where we recognized a net loss of $172,000 for the nine months ended March 31, 2023 versus a net loss of $17,000 in the same period last year.
•Gain (loss) on sale of premises and equipment: During the nine months ended March 31, 2023 three properties were sold for a combined gain of $2.5 million, partially offset by additional impairment of $420,000 on premises associated with prior branch closures. For the nine months ended March 31, 2022, no sales occurred but $87,000 of additional impairment was recorded on premises held for sale.
•Other: The increase in other income was driven by a $721,000 gain recognized on the sale of closely held equity securities which the Company obtained through a prior bank acquisition. No such sales occurred in the same period in the prior year.
Noninterest Expense.  Noninterest expense for the nine months ended March 31, 2023 increased $7.4 million, or 9.5%, when compared to the same period last year. Changes in the components of noninterest expense are discussed below:

	Nine Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$45,545	$44,882	$663	1%
Occupancy expense, net	7,291	7,201	90	1
Computer services	8,470	7,817	653	8
Telephone, postage and supplies	1,791	1,946	(155)	(8)
Marketing and advertising	1,443	2,110	(667)	(32)
Deposit insurance premiums	1,700	1,280	420	33
Core deposit intangible amortization	666	208	458	220
Merger-related expenses	5,465	—	5,465	100
Other	12,627	12,194	433	4
Total noninterest expense	$84,998	$77,638	$7,360	9%
•Computer services: The increase in expense between periods is due to continued investments in technology as well as increases in the cost of services provided by third parties.
•Marketing and advertising: The decrease in expense is primarily driven by a reduction in traditional media advertising (print, billboards, etc.) in favor of digital platforms at lower costs during the current fiscal year.
•Deposit insurance premiums: The increase in expense can be traced to an increase in rates the Company is charged for deposit insurance and the inclusion of Quantum's deposit portfolio for roughly half a quarter.

•Core deposit intangible amortization: The increase in amortization expense during the nine months ended March 31, 2023 is a result of a $12.2 million core deposit intangible associated with the Company's merger with Quantum, which will be amortized on an accelerated basis over ten years.
•Merger-related expenses: These are expenses related to the merger of Quantum into the Company. The most significant expenses incurred included the payout of severance and employment contracts, due diligence, professional fees, termination of prior contracts, due diligence, and conversion of IT systems which occurred during the period.
•Other: During the nine months ended March 31, 2023 the Company wrote off $350,000 in previously capitalized costs associated with a technology project which the Company is no longer pursuing. No such expense was incurred in the prior period.
Income Taxes.  The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, changes in the statutory rate, and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the nine months ended March 31, 2023 increased $58,000 compared to the prior period.
Comparison of Financial Condition at March 31, 2023 and June 30, 2022
General.  Total assets increased by $977.7 million to $4.5 billion and total liabilities increased by $908.3 million to $4.1 billion, respectively, at March 31, 2023 as compared to June 30, 2022. The majority of these changes were the result of the Company's merger with Quantum.
Cash and cash equivalents and commercial paper.  Total cash and cash equivalents increased $209.3 million, or 199.1%, to $314.4 million at March 31, 2023 from $105.1 million at June 30, 2022. Commercial paper decreased from $194.4 million to none at March 31, 2023 as the proceeds were used to fund loan growth during the period.
Debt securities available for sale and other investments.  Debt securities available for sale increased $27.7 million, or 21.8%, to $154.7 million at March 31, 2023 from $127.0 million at June 30, 2022. This increase can be traced to securities acquired from Quantum.
Loans held for sale. Loans held for sale increased $11.1 million, or 14.0%, to $90.4 million at March 31, 2023 from $79.3 million at June 30, 2022. This was driven by an increase of $15.1 million, or 102.3%, in SBA loans held for sale, partially offset by a $2.8 million, or 67.3%, decrease in mortgage loans held for sale.
Loans, net of deferred loan fees and costs.  Total loans increased $880.0 million, or 31.8%, to $3.6 billion at March 31, 2023 from $2.8 billion at June 30, 2022. Excluding the $561.9 million acquired as part of the merger with Quantum, total loans increased $318.1 million, or 11.5%. The following table illustrates the changes within the portfolio:

	As of				Percent of Total
(Dollars in thousands)	March 31,	June 30,	Change		March 31,	June 30,
	2023	2022	$	%	2023	2022
Commercial real estate loans
Construction and land development	$368,756	$291,202	$77,554	27%	10%	11%
Commercial real estate - owner occupied	524,247	335,658	188,589	56	15	12
Commercial real estate - non-owner occupied	926,991	662,159	264,832	40	25	24
Multifamily	85,285	81,086	4,199	5	2	3
Total commercial real estate loans	1,905,279	1,370,105	535,174	39	52	50
Commercial loans
Commercial and industrial	229,840	193,313	36,527	19	6	7
Equipment finance	440,345	394,541	45,804	12	12	14
Municipal leases	138,436	129,766	8,670	7	4	5
Total commercial loans	808,621	717,620	91,001	13	22	26
Residential real estate loans
Construction and land development	105,617	81,847	23,770	29	3	3
One-to-four family	518,274	354,203	164,071	46	14	13
HELOCs	193,037	160,137	32,900	21	6	6
Total residential real estate loans	816,928	596,187	220,741	37	23	22
Consumer loans	118,505	85,383	33,122	39	3	2
Loans, net of deferred loan fees and costs	$3,649,333	$2,769,295	$880,038	32%	100%	100%
Asset quality. Nonperforming assets increased by $1.7 million, or 27.1%, to $8.0 million, or 0.18% of total assets, at March 31, 2023 compared to $6.3 million, or 0.18% of total assets, at June 30, 2022. Nonperforming assets included $7.9 million in nonaccruing loans and $123,000 of REO at March 31, 2023, compared to $6.1 million and $200,000 in nonaccruing loans and REO, respectively, at June 30, 2022. Nonperforming loans to total loans was 0.22% at March 31, 2023 and 0.22% at June 30, 2022.
The ratio of classified assets to total assets decreased to 0.49% at March 31, 2023 from 0.61% at June 30, 2022, mainly due to growth in the balance sheet as a result of the merger with Quantum. Classified assets increased $416,000, or 1.9%, to $22.0 million at March 31, 2023 compared to $21.5 million at June 30, 2022.
Our individually evaluated loans include loans on nonaccrual status and all TDRs, whether performing or on nonaccrual status under their restructured terms. Individually evaluated loans may be evaluated for reserve purposes using either the discounted cash flow or the collateral valuation method. As of March 31, 2023, there was $7.5 million in loans individually evaluated compared to $5.3 million at June 30, 2022, due to the inclusion of PCD loans from the merger with Quantum.

Allowance for credit losses.  The ACL on loans was $47.5 million, or 1.30% of total loans, at March 31, 2023 compared to $34.7 million, or 1.25% of total loans, as of June 30, 2022. Net loan charge-offs totaled $2.0 million, or 0.09% as a percentage of average loans, for the nine months ended March 31, 2023 compared to $19,000, or 0.00% as a percentage of average loans, for the same period last year. The drivers of these changes are discussed in the "Nine Months Ended March 31, 2023 and March 31, 2022" section above.
Other assets. Other assets decreased $3.4 million, or 6.4%, to $49.6 million at March 31, 2023 from $53.0 million at June 30, 2022. The decrease was primarily driven by lower current taxes receivable and the sale of properties held for sale.
Deposits.  The following table summarizes the composition of our deposit portfolio as of the dates indicated:

	As of
	March 31,	June 30,	Change
(Dollars in thousands)	2023	2022	$	%
Core deposits
Noninterest-bearing accounts	$872,492	$745,746	$126,746	17%
NOW accounts	678,178	654,981	23,197	4
Money market accounts	1,299,503	969,661	329,842	34
Savings accounts	228,390	238,197	(9,807)	(4)
Total core deposits	3,078,563	2,608,585	469,978	18
Certificates of deposit	597,036	491,176	105,860	22
Total	$3,675,599	$3,099,761	$575,838	19%
The following bullet points provide further information regarding the composition of our deposit portfolio as of March 31, 2023:
•Total deposits increased $57.0 million, or 1.9% (7.6% annualized), during the quarter, excluding the $570.6 million assumed as part of the merger with Quantum.
•The balance of uninsured deposits was $730.4 million, or 19.9% of total deposits, which excludes collateralized deposits to municipalities.
•The balance of brokered deposits was $134.9 million, or 3.7% of total deposits.
•Total deposits are evenly distributed between commercial and consumer depositors.
•The average balance of our deposit accounts was $33,000.
•Our largest 25 depositors made up $643.8 million, or 17.5% of total deposits. Of these depositors, $443.5 million, or 12.1% of total deposits, are collateralized deposits to municipalities.
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2023, the Bank had an available borrowing capacity of $68.5 million and $23.1 million with the FHLB of Atlanta and FRB, respectively, and revolving lines of credit with three unaffiliated banks, the unused portion of which totaled $129.7 million. Additionally, we classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our securities portfolio is of high quality and the securities would therefore be readily marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity, and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At March 31, 2023 brokered deposits totaled $134.9 million, or 3.7%, of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and debt securities, including MBS. On a stand-alone basis we are a separate legal entity from the Bank and must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2023, we (on an unconsolidated basis) had liquid assets of $3.4 million.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and fund loan commitments. At March 31, 2023, the total approved loan commitments and unused lines of credit outstanding amounted to $364.4 million and $597.5 million, respectively, as compared to $417.6 million and $485.2 million as of June 30, 2022. Certificates of deposit scheduled to mature in one year or less at March 31, 2023, totaled $495.8 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe a majority of our maturing deposits will remain with us.

Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements, mainly to manage customers' requests for funding. These transactions primarily take the form of loan commitments and lines of credit and involve varying degrees of off-balance sheet credit, interest rate, and liquidity risks. For further information, see "Note 12 – Commitments and Contingencies" in this Quarterly Report on Form 10-Q.
Capital Resources
At March 31, 2023, stockholders' equity totaled $458.2 million compared to $388.8 million at June 30, 2022, an increase of $69.4 million which was the result of net income for the nine months and the issuance of our common stock as consideration in our merger with Quantum. HomeTrust Bancshares, Inc. is a bank holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve. Our subsidiary, the Bank, an FDIC-insured, North Carolina state-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the FRB and NCCOB and is subject to minimum capital requirements applicable to state member banks established by the Federal Reserve that are calculated in a manner similar to those applicable to bank holding companies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements.
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
At March 31, 2023, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" under applicable regulatory requirements.
HomeTrust Bancshares, Inc.'s and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
March 31, 2023
CET1 Capital (to risk-weighted assets)	$423,577	10.43%	$182,836	4.50%	$264,096	6.50%
Tier I Capital (to total adjusted assets)	433,522	11.08	156,481	4.00	195,602	5.00
Tier I Capital (to risk-weighted assets)	433,522	10.67	243,781	6.00	325,041	8.00
Total Risk-based Capital (to risk-weighted assets)	473,543	11.65	325,041	8.00	406,301	10.00

June 30, 2022
CET1 Capital (to risk-weighted assets)	$372,797	10.76%	$155,844	4.50%	$225,108	6.50%
Tier I Capital (to total adjusted assets)	372,797	10.50	142,028	4.00	177,535	5.00
Tier I Capital (to risk-weighted assets)	372,797	10.76	207,792	6.00	277,057	8.00
Total Risk-based Capital (to risk-weighted assets)	395,962	11.43	277,057	8.00	346,321	10.00

HomeTrust Bank
March 31, 2023
CET1 Capital (to risk-weighted assets)	$443,910	10.93%	$182,836	4.50%	$264,096	6.50%
Tier I Capital (to total adjusted assets)	443,910	11.35	156,493	4.00	195,617	5.00
Tier I Capital (to risk-weighted assets)	443,910	10.93	243,781	6.00	325,041	8.00
Total Risk-based Capital (to risk-weighted assets)	483,931	11.91	325,041	8.00	406,301	10.00

June 30, 2022
CET1 Capital (to risk-weighted assets)	$358,600	10.35%	$155,844	4.50%	$225,108	6.50%
Tier I Capital (to total adjusted assets)	358,600	10.11	141,814	4.00	177,267	5.00
Tier I Capital (to risk-weighted assets)	358,600	10.35	207,792	6.00	277,057	8.00
Total Risk-based Capital (to risk-weighted assets)	381,765	11.02	277,057	8.00	346,321	10.00
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

In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of March 31, 2023, the Company's and Bank's risk-based capital exceeded the required capital contribution buffer.
Dividends paid by HomeTrust Bank are limited, without regulatory approval, to current year earnings less dividends paid during the preceding two years.
Item 3.      Quantitative and Qualitative Disclosures About Market Risk
There has not been any material change in the market risk disclosures contained in our 2022 Form 10-K.
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2023, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2023, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings
The "Litigation" section of "Note 12 – Commitments and Contingencies" to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.
Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the 2022 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Not applicable

	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
January 1 - January 31, 2023	—	$—	—	266,639
February 1 - February 28, 2023	—	—	—	266,639
March 1 - March 31, 2023	—	—	—	266,639
Total	—	$—	—	266,639
No stock was repurchased during the nine months ended March 31, 2023.
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

HOMETRUST BANCSHARES, INC.

Date: May 9, 2023	By:	/s/ C. Hunter Westbrook
C. Hunter Westbrook
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 9, 2023	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)