Form 10-K
period 2023-06-30
HomeTrust Bancshares, Inc.
filed 2023-09-11
CIK 1538263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2023
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filings reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.
As of September 4, 2023, there were issued and outstanding 17,367,173 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock as of December 31, 2022, was $362.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).
Documents Incorporated By Reference
Portions of the Registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

HOMETRUST BANCSHARES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2023

Glossary of Defined Terms
The following items may be used throughout this Form 10-K, including the Notes to Consolidated Financial Statements in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

Term	Definition
ACL	Allowance for Credit Losses
AFS	Available-For-Sale
AMLA	Anti-Money Laundering Act of 2020
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHCA	Bank Holding Company Act
BOLI	Bank Owned Life Insurance
BSA	Bank Secrecy Act of 1970
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of 2020
CBLR	Community Bank Leverage Ratio
CD	Certificate of Deposit
CDA	Collateral Dependent Asset
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act of 1977
DCF	Discounted Cash Flows
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ECL	Expected Credit Losses
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHFA	Federal Housing Finance Agency
FHLB or FHLB of Atlanta	Federal Home Loan Bank
FRB	Federal Reserve Bank of Richmond
GSE	Government-Sponsored Enterprises
HELOC	Home Equity Line of Credit
IRC	Internal Revenue Code
IRLC	Interest Rate Lock Commitments
KSOP	HomeTrust Bank KSOP Plan
LIBOR	London Interbank Offered Rate
LPO	Loan Production Office
MBS	Mortgage-Backed Security
NBV	Net Book Value
NCCOB	North Carolina Office of the Commissioner of Banks
NOL	Net Operating Loss
PCD	Purchased Financial Assets with Credit Deterioration
PCI	Purchased Credit Impaired
PVE	Present Value of Equity
Quantum	Quantum Capital Corp. and its wholly owned subsidiary, Quantum National Bank
REO	Real Estate Owned
ROU	Right of Use
RSU	Restricted Stock Unit
SBA	U.S. Small Business Administration
SBIC	Small Business Investment Companies
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TBA	To-be-announced

Term	Definition
TDR	Troubled Debt Restructuring
USDA B&I	United States Department of Agriculture Business & Industry
US GAAP	Generally Accepted Accounting Principles in the United States
VIE	Variable Interest Entity
WNCSC	Western North Carolina Service Corporation
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
The factors that could result in material differentiation include, but are not limited to:
•the impact of bank failures or adverse developments of other banks and related negative press about the banking industry in general on investor and depositor sentiment
•the remaining effects of the COVID-19 pandemic on general economic and financial market conditions and on public health, both nationally and in our market areas;
•expected revenues, cost savings, synergies and other benefits from our merger and acquisition activities, including our recent merger with Quantum, might not be realized to the extent anticipated, within the anticipated time frames, or at all, costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected, and goodwill impairment charges might be incurred;
•the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our ACL and provision for credit losses that may be impacted by deterioration in the housing and commercial real estate markets;
•changes in general economic conditions, either nationally or in our market areas;
•changes in the levels of general interest rates, and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources and the effects of inflation or a potential recession;
•the transition from LIBOR to new interest rate benchmarks;
•fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;
•decreases in the secondary market for the sale of loans that we originate;
•results of examinations of us by the Federal Reserve, the NCCOB, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our ACL, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;
•legislative or regulatory changes that adversely affect our business including the effects of the Dodd-Frank Act, changes in laws or regulations, changes in regulatory policies and principles or the application or interpretation of laws and regulations by regulatory agencies and tax authorities, including changes in deferred tax asset and liability activity, or the interpretation of regulatory capital or other rules, including as a result of Basel III;
•our ability to attract and retain deposits;
•our ability to access cost-effective funding and maintain sufficient liquidity;
•management's assumptions in determining the adequacy of the ACL;
•our ability to control operating costs and expenses, especially costs associated with our operation as a public company;
•the use of estimates in determining the fair value of certain assets, which estimates may prove to be incorrect and result in significant declines in valuation;
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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the CARES Act; and
•other risks detailed from time to time in our filings with the SEC, including this Form 10-K.

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
PART I
Item 1. Business
Overview
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the holding company for HomeTrust Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on July 10, 2012. As a bank holding company and financial holding company, we are regulated by the Federal Reserve. At June 30, 2023, the Company had consolidated total assets of $4.6 billion, total deposits of $3.6 billion and stockholders’ equity of $471.2 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including the audited consolidated financial statements and related data, relates primarily to the Bank and its subsidiary. As a North Carolina state-chartered bank, and member of the FRB, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the FDIC. The Bank is a member of the FHLB of Atlanta, which is one of the 11 regional banks in the FHLB System. Our headquarters is located in Asheville, North Carolina.
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
Since 2013, we have entered eight attractive markets through various acquisitions and new office openings, as well as expanded our product lines. These include:
•BankGreenville Financial Corporation - one office in Greenville, South Carolina (acquired in July 2013)
•Jefferson Bancshares, Inc. - nine offices across East Tennessee (acquired in May 2014)
•Commercial LPO in Roanoke, Virginia (opened in July 2014)
•Bank of Commerce - one office in Charlotte, North Carolina (acquired in July 2014)
•10 Bank of America Branch Offices - nine in southwest Virginia, one in Eden, North Carolina (acquired in November 2014)
•Commercial LPO in Raleigh, North Carolina (opened in November 2014) and later converted into a full service branch (converted in April 2017)
•United Financial of North Carolina, Inc. - municipal lease company headquartered in Fletcher, North Carolina (acquired in December 2016)
•TriSummit Bancorp, Inc. - six offices in East Tennessee (acquired in January 2017)
•Began origination and sales of SBA loans through our new SBA line of business (September 2017)
•De novo branch in Cary, North Carolina (opened in March 2018)
•Began equipment finance line of business (May 2018)
•Began originations of HELOCs to be pooled and sold (March 2019)
•De novo branch in Cornelius, North Carolina (opened in April 2022)
•Quantum Capital Corp. - two offices in Atlanta, Georgia (acquired in February 2023)
By expanding our geographic footprint and hiring local experienced talent, we have built a foundation focused on organic growth while maintaining "Our Commitment to the Customer Experience" that has differentiated our brand and characterized our success to date.
Our mission is to create stockholder value by building relationships with our employees, customers, and communities. By building a platform that supports growth and profitability, we are continuing our transition toward becoming a high-performing community bank and helping our customers every day to be "Ready For What's Next."
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in commercial real estate loans, construction and development loans, commercial and industrial loans, equipment finance leases, municipal leases, loans secured by first and second mortgages on one-to-four family residences including home equity loans, and other consumer loans. We also originate one-to-four family loans, SBA loans, and HELOCs to sell to third parties. In addition, we invest in debt securities issued by United States Government agencies and GSEs, municipal bonds, corporate bonds, commercial paper and certificates of deposit insured by the FDIC. We offer a variety of deposit accounts for individuals, businesses, and nonprofit organizations.
Market Areas
The Bank has over 30 locations across Georgia, North Carolina, South Carolina, Tennessee, and Virginia, many of which are located in markets experiencing growth rates above the national average. Historically, our branches and facilities have primarily been located in small- to medium-sized communities, but in recent years we have implemented a strategy of expanding into larger, higher growth markets via business banking centers rather than retail-focused branches.
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
In addition, the way we create differentiation from our competition is by focusing on “HOW” we deliver our products and services. While some employees have been a part of HomeTrust Bank for decades, a significant number of employees have more recently brought their professional expertise and industry knowledge to us through internal growth and acquisitions. As a reflection of our strategic goal to make the Bank a best place to work, in the prior year the Company made a significant investment in refreshing our culture model to create organizational clarity via a targeted, robust program that focuses on employee behaviors which support our aspirational corporate values. This “culture model” helps to ensure the Bank workplace remains attentive to:
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
Human Capital
As of June 30, 2023, we employed 532 full-time employees and 24 part-time employees, for a total of 556 employees. Our employees are located primarily in our five-state geographic footprint: North Carolina - 372, Tennessee - 62, Virginia - 39, Georgia - 42 and South Carolina - 32. In addition, 9 employees are located in other states across the U.S and work remotely.
For almost 100 years, HomeTrust Bank has strived to be an employer of choice. We value and promote diversity and inclusion in every aspect of our business and at every level within the company. We recruit, hire, and promote employees based on their individual ability and experience and in accordance with Affirmative Action and Equal Employment Opportunity laws and regulations. Our policy is that we do not discriminate on the basis of race, color, gender, national origin, religion, age, sexual orientation, gender identity, gender expression, genetic information, physical or mental disability, pregnancy, marital status, status as a protected veteran or any other status protected by federal, state or local law.
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
Our business strategy relies heavily on relationships with both internal and external stakeholders. At new employee orientation, newly hired employees are educated on the history of the Company, our vision and our 33 culture fundamentals which outline how we work with our customers, partners, and each other. We place an emphasis on providing regular performance feedback and encourage collaboration across the Company through open dialogue and focused execution while seeking diverse perspectives.
We believe that a sense of belonging is essential to providing a work environment where everyone can perform their very best. We are committed to fostering an environment that encourages diverse viewpoints, backgrounds and experiences and with the support of our Board of Directors, we continue to explore additional diversity, equity and inclusion efforts.
We offer a comprehensive benefits package to our employees and have designed our benefits and compensation programs to attract, retain, motivate and reward employees. We provide access to financial wellness counseling services and promote the health and wellness of our employees by strongly encouraging work-life balance and a healthy lifestyle. The Company's competitive paid time off program gives our employees a chance to step back from their professional commitments, which employees may use for vacation, personal use and illness.

To foster inclusivity and support our employees through various life events, in 2023, we launched a six week, 100% paid parental leave benefit to all eligible employees, regardless of gender, for the birth, adoption, or fostering of a new child. In addition, we significantly increased our short-term disability coverage to provide 100% wage replacement for eight weeks for employees with at least one year of service if they experience a qualifying medical event.
We believe a strong corporate culture and employee engagement is crucial to the success of the Company. In 2023, we conducted a comprehensive employee engagement survey, with a high-level of employee participation, to gain perspective on what we do well and our opportunities for improvement. In addition, HomeTrust continued deepening the understanding of our 33 culture fundamentals which we introduced in late 2022. Our fundamentals are a behavior-based set of expectations, intended to support the Company's core values and increase overall employee engagement. As employees exit the organization, we seek their candid feedback through confidential interviews and surveys in an effort to improve our processes, practices, and overall work environment.
In 2023, HomeTrust was recognized as one of the top 20 Great Employers to Work for in North Carolina, by Best Companies Group. This recognition was a testament to our commitment to enhancing the employee experience and our significant investments in improving the culture of our workplace, expansion of inclusive benefits, increased employee communication, training and education opportunities. Collectively, these initiatives are designed to have a teammate first work environment to boost employee morale, engagement, and job satisfaction.
We are committed to serving and strengthening the communities in which we live, work and play and believe this commitment fosters strong and rewarding relationships with our clients and community partners. Community Service Leave ("CSL") is awarded annually to employees to foster volunteerism with charitable organizations of their choice throughout the year. All employees are eligible for CSL and may use it throughout the calendar year to participate in eligible community service activities.
In addition, we support our communities through a variety of sponsorships and financial contributions to non-profit agencies across our footprint, and provide employees with the opportunity to contribute to those organizations through voluntary payroll deductions. We sponsor an annual workplace campaign designed to promote volunteerism and monetary contributions by employees to community agencies they choose to support.
Valuing our people, our greatest asset, means that good health, safety and well-being practices, both at home and at work, are woven into the fabric of our culture. We offer a confidential employee assistance program for employees and for those living in their households which provide tools, resources and counseling at no charge to them. We also provide a wellness program, which delivers products, services and tools to help employees maintain a healthy life.
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
Commercial loan relationships in excess of $7.5 million in total credit exposure must be approved by our Senior Loan Committee, which is comprised of the Director of Commercial Credit (Chief Credit Officer or Senior Credit Officer may substitute) and the Commercial Banking Group Executive (Chief Executive Officer may substitute). Any loan submitted for Senior Loan Committee approval should have the prior approval of the Relationship Manager, the Market President (Commercial Banking Group Executive may substitute) and their assigned Senior Credit Officer. Loans in excess of $15.0 million in total credit exposure must be approved by the Executive Loan Committee comprised of the Chief Executive Officer, Commercial Banking Group Executive, Chief Credit Officer, the Director of Commercial Credit and the Senior Credit Officers not involved with the credit. A quorum consists of at least three members, one of whom must be either the Chief Credit Officer or the Senior Credit Officer. A 70% vote is required for approval. Total credit exposure in a single loan or group of loans to related borrowers exceeding 60% of the Bank’s legal lending limit (currently approximately $45.0 million) must be approved by the Bank's Board of Directors. The bank has no relationships currently in excess of this limit.
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
Our Chief Executive Officer and Chief Financial Officer are responsible for the management of our investment portfolio, subject to the direction and guidance of the Board of Directors. These officers consider various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.
Specific to our investment portfolio, we do not currently participate in hedging programs, stand-alone contracts for interest rate caps, floors or swaps or other activities involving the use of off-balance sheet derivative financial instruments and have no present intention to do so. Further, we do not invest in securities which are not rated investment grade.

HOW WE ARE REGULATED
General. HomeTrust Bancshares, Inc. is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve. HomeTrust Bancshares, Inc. is also subject to the rules and regulations of the SEC under the federal securities laws.
The Bank is subject to examination and regulation primarily by the NCCOB and the Federal Reserve. This system of regulation and supervision establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of depositors and the FDIC deposit insurance fund. The Bank is periodically examined by the NCCOB and the Federal Reserve to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The NCCOB and the Federal Reserve also regulate the branching authority of the Bank. The Bank’s relationship with its depositors and borrowers is regulated by federal consumer protection laws. The CFPB issues regulations under those laws, but as an institution with assets of less than $10 billion, the Bank is generally subject to supervision and enforcement by the Federal Reserve with respect to compliance with federal consumer financial protection laws and CFPB regulations. The Bank’s relationship with its depositors and borrowers is also regulated by state laws with respect to certain matters, including the enforceability of loan documents.
The following is a brief description of certain laws and regulations applicable to HomeTrust Bancshares, Inc. and the Bank. Descriptions of laws and regulations here and elsewhere in this report do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress, the North Carolina legislature, and the legislatures of other states that may affect the operations of HomeTrust Bancshares and the Bank. In addition, the regulations that govern us may be amended from time to time. Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.
Financial Regulatory Reform. The Dodd-Frank Act, which was enacted in July 2010, imposed various restrictions and an expanded framework of regulatory oversight for financial entities, including depository institutions and their holding companies.
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for depository institutions, such as the Bank, with assets of less than $10 billion and for those with assets of more than $50 billion.
The Regulatory Relief Act, among other matters, expands the definition of qualified mortgages that may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single CBLR. In September 2019, the regulatory agencies, including the NCCOB and FRB, adopted a final rule, effective January 1, 2020, creating the CBLR for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. According to the final rule, qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies' prompt corrective action framework. The Bank has not currently elected to adopt the CBLR framework, but may consider that election in the future.
The regulatory agencies have adopted a rule that provides a banking organization the option to phase-in over a five-year period the effects of CECL on its regulatory capital upon the adoption of the standard. The Company adopted the five-year phase in provision as of July 1, 2020.
On March 30, 2023, the CFPB issued a final rule amending Regulation B to implement changes to the Equal Credit Opportunity Act made by Section 1071 of the Dodd-Frank Act. Under the new rule, covered financial institutions are required to collect and report to the CFPB data on credit applications for small businesses, including those that are owned by women or minorities. Congress enacted Section 1071 for the purpose of facilitating enforcement of fair lending laws and enabling communities, governmental entities, and creditors to identify business and community development needs and opportunities for women-owned, minority-owned, and small businesses.
Regulation of HomeTrust Bank
The Bank is subject to regulation and oversight by the NCCOB and the Federal Reserve extending to all aspects of its operations, including but not limited to requirements concerning an ACL, lending and mortgage operations, interest rates received on loans and paid on deposits, the payment of dividends to the Company, loans to officers and directors, mergers and acquisitions, capital, and the opening and closing of branches. See "Capital Requirements for HomeTrust Bank" and "Limitations on Dividends" for additional details.
As a state-chartered institution, the Bank is subject to periodic examinations by the NCCOB and the Federal Reserve. During these examinations, the examiners assess compliance with state and federal banking regulations and the safety and soundness standards on matters such as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure, and employee compensation and benefits. Any institution that fails to comply with these standards must submit a compliance plan.
The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain relationships and common interests. That limit is generally equal to 15% of unimpaired capital and surplus, which was $74.9 million as of June 30, 2023. The limit is increased to 25% for loans fully secured by readily marketable collateral. The Bank has no lending relationships in excess of its lending limit.
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
Under the FDIC’s risk-based assessment system, insured institutions are assessed based on supervisory ratings and in general, stronger institutions pay lower rates while riskier institutions pay higher rates. Currently, assessment rates (inclusive of certain possible adjustments)

for an institution with total assets of less than $10.0 billion range from 1.5 to 30.0 basis points of each institution’s total average consolidated assets less average tangible equity (subject to upward adjustment for certain debt). Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the Deposit Insurance Fund reserve ratio to decline below the statutory minimum of 1.35% as of June 30, 2020. In September 2020, the FDIC Board of Directors adopted a Restoration Plan to restore the reserve ratio to at least 1.35% within eight years, absent extraordinary circumstances, as required by the Federal Deposit Insurance Act. The Restoration Plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the deposit insurance fund balance and reserve ratio at least semiannually.
In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028. Based on this update, the FDIC Board of Directors approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, applicable to all insured depository institutions.
In October 2022, the FDIC Board of Directors finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35% by September 30, 2028. Revised assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2%, absent further action by the FDIC Board of Directors.
Increases in the assessment rates for deposit insurance adversely affect the Company's results of operations. Management cannot predict what assessment rates will be in the future.
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
Under the capital regulations, the minimum required capital ratios for the Company and the Bank are (i) a CETI capital ratio of 4.50%; (ii) a Tier 1 capital ratio of 6.00%; (iii) a total capital ratio of 8.00%; and (iv) a leverage ratio (the ratio of Tier 1 capital to average total consolidated assets) of 4.00%. CET1 generally consists of common stock and retained earnings. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the ACL up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital. The CET1 capital ratio, the Tier 1 capital ratio and the total capital ratio are sometimes referred to as the risk-based capital ratios and are determined based on risk-weightings of assets and certain off-balance sheet items that range from 0% to 1,250%.
Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital. Because of our asset size, we were eligible to elect and have elected to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.
In addition to the risk-based capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.50% of risk-weighted assets above the minimum levels for such ratios in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. To meet the minimum capital ratios and the capital conservation buffer requirements, the capital ratios applicable to the Company and the Bank are (i) a CETI capital ratio greater than 7.00%; (ii) a Tier 1 capital ratio greater than 8.50%; (iii) a total capital ratio greater than 10.50%; and (iv) a Tier 1 leverage ratio greater than 4.00%. As of June 30, 2023, the Bank's risk-based capital exceeded the required capital contribution buffer.
To be considered “well capitalized,” a depository institution must have a Tier 1 capital ratio of at least 8.00%, a total capital ratio of at least 10.00%, a CET1 capital ratio of at least 6.50% and a leverage ratio of at least 5.00% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. Under certain circumstances, regulators are required to take certain actions against banks that fail to meet the minimum required capital ratios. Any such institution must submit a capital restoration plan and, until such plan is approved, may not increase its assets, acquire another depository institution, establish a branch or engage in any new activities, or make capital distributions. As of June 30, 2023, HomeTrust Bank met the requirements to be “well capitalized” and met the capital conservation buffer requirement. For additional information regarding the Bank’s required and actual capital levels at June 30, 2023, see “Note 18 – Regulatory Capital Matters” of the Notes to Consolidated Financial Statements included in Item 8 in this report.
Federal Home Loan Bank System. HomeTrust Bank is a member of the FHLB of Atlanta, which is one of the 11 regional banks in the FHLB System that administer the home financing credit function of financial institutions. The FHLBs are subject to the oversight of the FHFA and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the FHFA. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.
At June 30, 2023, the Bank held $10.1 million in FHLB stock that was in compliance with the holding requirements.
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
The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of June 30, 2023, HomeTrust Bank’s aggregate recorded loan balances for construction, land development and land loans were 94.3% of regulatory capital. In addition, at June 30, 2023, HomeTrust Bank’s commercial real estate loans, as defined by the guidance, were 297.1% of regulatory capital. See "Risk Factors – The level of our commercial real estate portfolio may subject us to additional regulatory scrutiny."
Community Reinvestment and Consumer Protection Laws. In connection with its deposit-taking, lending and other activities, the Bank is subject to federal laws designed to protect consumers and promote lending for various purposes. The CFPB issues regulations and standards under these federal consumer protection laws, which include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and others. The CFPB has promulgated a number of proposed and final regulations under these laws that affect our consumer businesses. Among these regulatory initiatives are final regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards. In addition, customer privacy regulations limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties. These regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.
The Community Reinvestment Act of 1977 (“CRA”) requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s CRA record is made available to the public. Further, a bank’s CRA performance must be considered in connection with an application by the bank to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. An unsatisfactory rating may be the basis for denial of certain applications. The Bank received a “satisfactory” rating during its most recent CRA examination.
On May 5, 2022, the federal bank regulatory agencies jointly issued a proposal to strengthen and modernize regulations implementing the CRA. The proposed regulations included major changes from the current regulations and will be effective on the first day of the first calendar quarter that begins at least 60 days after the publication date of the final rules.
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
Capital Requirements for HomeTrust Bancshares. As a bank holding company, HomeTrust Bancshares, Inc. is subject to the minimum regulatory capital requirements established by Federal Reserve regulation, which generally are the same as capital requirements for the Bank. These capital requirements include provisions that might impact the ability of the Company to pay dividends to stockholders or repurchase shares. For a description of the capital regulations, see "Regulation of HomeTrust Bank – Capital Requirements for HomeTrust Bank" and “Note 18 – Regulatory Capital Matters” of the Notes to Consolidated Financial Statements included in Item 8 in this report. At June 30, 2023, HomeTrust Bancshares, Inc. exceeded its minimum regulatory capital requirements under Federal Reserve regulations.
Federal Securities Law. The common stock of HomeTrust Bancshares, Inc. is registered with the SEC under the Exchange Act. HomeTrust Bancshares, Inc. is subject to the information, proxy solicitation, insider trading restrictions, and other requirements of the SEC under the Exchange Act.
The SEC has adopted regulations and policies under the Exchange Act that seek to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties and protect investors by improving the accuracy and reliability of corporate disclosures in SEC filings. These regulations and policies include very specific additional disclosure requirements and mandate corporate governance practices.
Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company's net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. As described above under "Regulation of HomeTrust Bank – Capital Requirements for HomeTrust Bank," the capital conservation buffer requirement can also restrict the ability of HomeTrust Bancshares, Inc. and the Bank to pay dividends.
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
Legislative and Regulatory Proposals. Any changes in the extensive regulatory scheme to which HomeTrust Bancshares, Inc. and the Bank are subject, whether by any of the federal banking agencies or Congress, the North Carolina legislature or NCCOB, or the legislatures or regulatory agencies of other states, could have a material effect on us, and we cannot predict what, if any, future actions may be taken by legislative or regulatory authorities or what impact such actions may have on us.
Federal Taxation
General. HomeTrust Bancshares Inc. and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to HomeTrust Bancshares and HomeTrust Bank. See “Note 12 – Income Taxes" in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on June 30th for filing its federal income tax return.
Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. In 2009, IRC 172 (b) (1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years. At June 30, 2023, we had $13.2 million of net operating loss carryforwards for federal income tax purposes.
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
State Taxation
Georgia. The state of Georgia requires banks to file a bank tax return. As a multi-state bank, we pay taxes on the portion of revenue generated within the state. In 2023 and 2022 the tax rate was 5.75%.
North Carolina. The state of North Carolina requires all corporations chartered or doing business in the state to pay a corporate tax. In 2023 and 2022 the tax rate was 2.5%.
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
South Carolina. The state of South Carolina requires banks to file a bank tax return. As a multi-state bank, we pay taxes on the portion of revenue generated within the state. In 2023 and 2022 the tax rate was 4.5%.
Tennessee. The state of Tennessee requires banks to file a franchise and excise tax form for financial institutions. The franchise tax is based on the portion of revenue generated in the state, the net worth of the Bank, and the applicable franchise tax, which was $0.25 per $100 in 2023 and 2022. The excise tax is based on the taxable income (as defined by the state), the portion of revenue generated in the state, and the applicable excise tax, which was 6.5% in 2023 and 2022.
Virginia. The state of Virginia requires banks to file a bank franchise tax. The tax is based on the portion of capital deployed within the state and county level (as defined by the state) and was taxed at $1 per $100 of taxable value in 2023 and 2022.
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
Risks Related to Macroeconomic Conditions
Recent events in the financial services industry may have a material adverse effect on us.
Recent events in the financial services industry, including the failures of two large U.S. banks in the span of three days in March 2023 and another failure in early May 2023, created industry-wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations and eroding consumer confidence in the banking system. These events occurred against the backdrop of a rapidly rising interest rate environment which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, and more competition for bank deposits. These events have had, and may continue to have, an adverse impact on the market price of our common stock.
While the U.S. Department of the Treasury, the Federal Reserve, and the FDIC acted to fully protect the insured and uninsured depositors of two of the recently failed banks, and the FDIC secured an agreement with a large financial institution for that institution to assume all the deposits of the third recently failed bank, no assurance can be given that these or similar actions will restore confidence in the banking system, and we may be further impacted by concerns regarding the soundness of other financial institutions, or other future bank failures or disruptions. Any loss of customer deposits could increase our cost of funding or negatively affect our overall liquidity or capital.
The cost of resolving the recent bank failures may prompt the FDIC to charge higher deposit insurance premiums and/or impose special assessments on insured depository institutions. These events and any future similar events may also result in changes to laws or regulations governing bank holding companies and banks, including higher capital requirements, or the imposition of restrictions through supervisory or enforcement activities, any of which could have a material adverse effect on us.
Adverse economic conditions in the market areas we serve could adversely impact our earnings and could increase the credit risk associated with our loan portfolio.
Our primary market areas are concentrated in North Carolina (the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (Kingsport/Johnson City, Knoxville, and Morristown), Southwest Virginia (the Roanoke Valley) and Georgia (Greater Atlanta). Adverse economic conditions in our market areas can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade, and it is not known how changes in tariffs being imposed on international trade may also affect these businesses. Changes in agreements or relationships between the U.S. and other countries may also affect these businesses.
A deterioration in economic conditions, particularly within our primary market areas, could result in the following consequences among others, any of which could materially hurt our business:
•loan delinquencies, problem assets and foreclosures may increase;
•we may need to increase our ACL;
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
At June 30, 2023, the most significant portion of our loans located outside of our primary market areas were equipment finance, SBA, and purchased HELOCs. As a result, our financial condition and results of operations are subject to general economic conditions and the real estate conditions prevailing in the markets in which the underlying properties securing these loans are located, as well as the conditions in our primary market areas. If economic conditions or the real estate markets decline in the areas where these properties are located, we may suffer decreased net income or losses associated with higher default rates and decreased collateral values on our existing portfolio. Further, because of their geographical diversity, these loans can be more difficult to oversee than loans in our market areas in the event of delinquency.
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
A continued weak economic recovery or recessionary conditions could increase our level of nonperforming assets, lower real estate values in our primary market areas and reduce demand for loans, which would result in increased loan losses and lower earnings.
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

Inflationary pressures and rising prices may adversely affect our results of operations and financial condition.
Inflation has risen sharply since the end of 2021 to levels not seen in more than 40 years. Small- and medium-sized businesses may be impacted more during periods of high inflation, as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.
The economic impact of the COVID-19 pandemic could continue to adversely affect us.
The COVID-19 pandemic has adversely impacted the global and national economy and certain industries and geographies in which our customers reside and operate. As a result of its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the Company and its customers, employees, and third-party service providers. The extent of this impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long-term effects on the Company and its customers, which are difficult to quantify in the near-term or long-term.
We could be subject to a number of risks as the result of the COVID-19 pandemic, any of which could have a material adverse effect on our business, financial condition, liquidity, and/or results of operations. These risks include, but are not limited to, changes in demand for our products and services; increased loan losses or other impairments in our loan portfolios and increases in our ACL; a decline in collateral for our loans, especially real estate; unanticipated unavailability of employees; increased cyber security risks to the extent employees work remotely; a prolonged weakness in economic conditions; and increased costs as we and our regulators, customers, and third-party service providers adapt to evolving pandemic conditions.
Severe weather and other natural disasters, acts of war or terrorism, new public health issues, or other adverse external events could harm our business.
Severe weather and other natural disasters, acts of war or terrorism, new public health issues, or other adverse external events could have a significant impact on our ability to conduct business. Such events could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans, and processing and controlling the flow of business, as well as through the destruction of our facilities and our operational, financial, and management information systems. There is no assurance that our business continuity and disaster recovery program can adequately mitigate these risks. Such events could also affect the stability of our deposit base, cause significant property damage, adversely affect our employees, adversely impact the values of collateral securing our loans and/or interfere with our borrowers’ abilities to repay their debt obligations to us.
Risks Related to Lending Activities
Our business may be adversely affected by credit risk associated with residential property.
At June 30, 2023, $529.7 million, or 14.5% of our total loan portfolio, was secured by liens on one-to-four family residential loans. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing markets in which we operate may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations.
A majority of our residential loans are “non-conforming” because they are adjustable rate mortgages that contain interest rate floors or do not satisfy credit or other requirements due to personal and financial reasons (e.g., divorce, bankruptcy, length of time employed, etc.), conforming loan limits (i.e., jumbo mortgages), and other requirements, imposed by secondary market purchasers. Some of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy a need in our local market areas. As a result, subject to market conditions, we intend to continue to originate these types of loans.
High loan-to-value ratios on a portion of our residential mortgage loan portfolio expose us to greater risk of loss.
Many of our one-to-four family loans and home equity lines of credit are secured by liens on mortgage properties in which the borrowers have little or no equity because of declines in prior years in home values in our market areas. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. Further, a majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquency, default and loss.
Our non-owner occupied real estate loans may expose us to increased credit risk.
At June 30, 2023, $151.8 million, or 30.4% of our one-to-four family loans and 4.1% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with HomeTrust Bank, which may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.
Our construction and land development loans have a higher risk of loss than residential or commercial real estate loans.
At June 30, 2023, construction and land development loans in our residential real estate loan portfolio were $110.1 million, or 3.0% of our total loan portfolio, and consisted primarily of construction to permanent loans to homeowners building a residence or developing lots in residential subdivisions intending to construct a residence within one year. Construction and development loans in our commercial real estate loan portfolio at June 30, 2023, totaled $356.7 million, or 9.7% of our total loan portfolio, and consisted of loans to contractors and builders primarily to finance the construction of single and multi-family homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale.
Construction and land development lending generally involves additional risks because funds are advanced upon estimates of costs in relation to values associated with the completed project. Construction and land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the complete project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in demand for new housing and higher than anticipated building costs, may cause actual results to vary significantly from those estimated. This type of lending also typically involves higher loan principal amounts and is often concentrated with loans to a small number of builders. For these reasons, a downturn in housing or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of the collateral underlying our construction and land development loans and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.
In addition, during the term of some of our construction and land development loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold, which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At June 30, 2023, $80.1 million of our construction and land development loans were for speculative construction loans and none were classified as nonaccruing.
Loans on land under development or held for future construction as well as lot loans made to individuals for the future construction of a residence also pose additional risk because the length of time from financing to completion of a development project is significantly longer than for a traditional construction loan, which makes them more susceptible to declines in real estate values, declines in overall economic conditions, which may delay the development of the land and changes in the political landscape that could affect the permitted and intended use of the land being financed, and the potential illiquid nature of the collateral. In addition, during this long period of time from financing to completion, the collateral often does not generate any cash flow to support the debt service.
Our commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.
While commercial real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans require a more detailed analysis at the time of loan underwriting and on an ongoing basis. At June 30, 2023, commercial real estate loans were $1.9 billion, or 51.5% of our total loan portfolio, including multifamily loans totaling $81.8 million or 2.2% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. At June 30, 2023, commercial real estate loans that were nonperforming totaled $624,000, or 7.5% of our total nonperforming loans.
A secondary market for most types of commercial real estate loans is not readily available, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential loans because there are fewer potential purchasers of the collateral. Additionally, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential and consumer loan portfolios.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.
The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm/non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Our total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 292.3% of total risk-based capital at June 30, 2023. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including Board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures pursuant to their interpretation of the guidance that may result in additional costs to us.
Our equipment finance and auto finance lending increases our exposure to lending risks.
At June 30, 2023, $462.2 million and $105.0 million, or 12.6% and 2.8% of our total loan portfolio, consisted of equipment finance and indirect auto finance loans, respectively. Equipment finance and indirect auto finance loans are inherently risky as they are secured by assets that depreciate rapidly. In some cases, repossessed collateral for transportation and construction loans, and manufacturing equipment for equipment finance loans may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Equipment finance loan collections depend on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by the cash flows of the borrower's business within certain industries. Similarly, automobile loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. In addition, for indirect auto finance loans, our ability to originate loans is reliant on our relationships with automotive dealers. In particular, our automotive finance operations depend in large part upon our ability to establish and maintain relationships with reputable automotive dealers that direct customers to our offices or originate loans at the point-of-sale. Although we have relationships with certain automotive dealers, none of our relationships are exclusive and any of these relationships may be terminated at any time. If our existing dealer base experiences decreased sales we may experience decreased loan volume in the future, which may have an adverse effect on our business, results of operations, and financial condition.
Repayment of our municipal leases is dependent on fire departments receiving tax revenues from counties/municipalities.
At June 30, 2023, municipal leases were $142.2 million, or 3.9% of our total loan portfolio. We offer ground and equipment lease financing to fire departments located throughout North Carolina and, to a lesser extent, South Carolina. Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for that purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At June 30, 2023, $10.7 million of our municipal leases contained a non-appropriation clause.
Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.
Lending money is a substantial part of our business, and each loan carries a certain risk that it will not be repaid in accordance with its terms, or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:
•cash flow of the borrower and/or the project being financed;
•in the case of a collateralized loan, changes and uncertainties as to the future value of the collateral;
•the duration of the loan;
•the character and creditworthiness of a particular borrower; and
•changes in economic and industry conditions.
We maintain an ACL, established through a provision for expected losses charged against income, which we believe is appropriate to provide for lifetime ECLs in our loan portfolio. The amount of this ACL is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:
•our reserve on loans collectively evaluated, based on peer loss experience, which management believes provides the best basis for its assessment of ECLs, and consideration of the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio;
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
Our determination of the appropriate level of the ACL inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the ACL may not be sufficient to cover the expected losses in our loan portfolio, resulting in the need for increases in our ACL. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our ACL may be insufficient to absorb losses without significant additional provisions.
In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for credit losses or the recognition of further loan charge-offs based on judgments different than those of management. If charge-offs in future periods exceed the ACL, we may need additional provisions to increase the ACL. Any increases in the ACL will result in a decrease in net income and possibly capital and may have a material adverse effect on our financial condition and results of operations.
If our nonperforming assets increase, our earnings will be adversely affected.
Our nonperforming assets (which consist of nonaccruing loans and REO) were $8.3 million, or 0.18% of total assets, at June 30, 2023, compared to $6.3 million, or 0.18% of total assets, at June 30, 2022, respectively. We also had $8.2 million in loans classified as performing TDRs at June 30, 2023. Our nonperforming assets adversely affect our net income in various ways:
•we record interest income only on a cash basis for nonaccrual loans and any nonperforming debt securities, and do not record interest income for REO;
•we must provide for ECLs through a current period charge to the provision for credit losses;
•noninterest expense increases when we write down the value of properties in our REO portfolio to reflect changing market values or recognize credit impairment on nonperforming debt securities;
•there are legal fees associated with the resolution of problem assets, as well as carrying costs such as taxes, insurance and maintenance fees related to our REO; and
•the resolution of nonperforming assets requires the active involvement of management, a distraction from more profitable activity.
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
We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property taken in as REO and at certain other times during the asset’s holding period. Our NBV in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s NBV over its fair value. If our valuation process is incorrect, or if property values decline, the fair value of our REO may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs. Significant charge-offs to our REO could have a material adverse effect on our financial condition and results of operations.
In addition, bank regulators periodically review our REO and may require us to recognize further charge-offs. Any increase in our write-downs may have a material adverse effect on our financial condition, liquidity and results of operations.
Risks Related to Market Interest Rates
Fluctuating interest rates can adversely affect our profitability.
Our earnings and cash flows are largely dependent upon our net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In March 2020, in response to the COVID-19 pandemic, the Federal Open Market Committee (“FOMC”) of the Federal Reserve reduced the targeted federal funds rate 150 basis points to a range of 0.00% to 0.25%. The reduction in the targeted federal funds rate resulted in a decline in overall interest rates which negatively impacted our net interest income. Starting in March 2022, the FOMC has increased the targeted federal funds rate eleven separate times, raising the rate by 525 basis points to a range of 5.25% to 5.50%. If the FOMC further increases the targeted federal funds rates, overall interest rates will likely rise, which will positively impact our net interest income but may continue to negatively impact both the housing market, by reducing refinancing activity and new home purchases, and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans which could negatively affect our financial performance.
We principally manage interest rate risk by managing our volume and mix of earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but also (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact stockholders' equity and our ability to realize gains from the sale of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our debt securities portfolio and other interest-earning assets.
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

Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. When we anticipate a rising-rate environment, our assets tend to be shorter in duration than our liabilities, so they may adjust faster in response to changes in interest rates. As a result, when interest rates decline, the yield we earn on our assets may decline faster than the rate we pay on funding, causing our net interest margin to contract until the interest rates on interest-bearing liabilities catch up. When we anticipate a declining-rate environment, our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up. Changes in the slope of the “yield curve”, or the spread between short-term and long-term interest rates, could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets in periods where we anticipate a declining-rate environment, when the yield curve flattens or even inverts, we will experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.
A sustained increase in market interest rates, such as the increases experienced over the past 15-18 months, could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many other financial institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity date, has resulted in our having a significant amount of these deposits which have a shorter duration than our assets. At June 30, 2023, we had $642.8 million in certificates of deposit that mature within one year and $2.9 billion in checking, savings, and money market accounts with no stated maturity. We have incurred and may continue to incur a higher cost of funds to retain these deposits in a rising interest rate environment, as well as supplementing any runoff with other types of borrowings also at a higher cost of funds. Our net interest income has been and could continue to be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments.
In addition, a substantial amount of our loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. As of June 30, 2023, our loans with interest rate floors totaled approximately $640.1 million, or 17.5% of our total loan portfolio, and had a weighted average floor rate of 4.80%, of which $26.5 million were at their floor rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during such periods. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.
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
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting the issuer or the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition, and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. Furthermore, there can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets and lead to accounting charges that could have a material adverse effect on our net income and capital levels. As of June 30, 2023, an ACL was not necessary for credit-related impairment on our securities portfolio.
Changes in the programs offered by GSEs, our ability to qualify for such programs, and changes in interest rates may affect our gains on sale of loans held for sale, which could negatively impact our noninterest income.
Our mortgage banking and SBA lending operations provide a significant portion of our noninterest income. We generate mortgage revenues primarily from gains on the sale of single-family residential loans pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and other investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. We also generate commercial business loan revenues from gains on the sale of the guaranteed portion of SBA and business and industry loans pursuant to programs currently offered by the SBA and USDA B&I. Any future changes in these programs, significant impairment of our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, result in a lower volume of corresponding loan originations or increase other administrative costs which may materially adversely affect our results of operations.

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
In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking and SBA lending activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. Also, although we sell loans into the secondary market without recourse, we are required to give customary representations and warranties about the loans to the buyers. If we breach those representations and warranties, the buyers may require us to repurchase the loans and we may incur a loss on the repurchase.
Risks Related to Acquisition Activities
Our strategy of pursuing acquisitions exposes us to financial, execution, and operational risks that could adversely affect us.
We have implemented a strategy of supplementing organic growth by acquiring other financial institutions or other businesses that we believe will help us fulfill our strategic objectives and enhance our earnings; however, there are risks associated with this strategy, including the following:
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
•the acquisition of other entities generally requires integration of systems, procedures, and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time-consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions to the extent expected or within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;
•to finance a future acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders;
•we have completed six acquisitions during the past 10 fiscal years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future; and
•we expect our net income will increase following our acquisitions; however, we also expect our general and administrative expenses, and consequently our efficiency rates, will also increase. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisitions or branching activities may not be accretive to earnings in the short or long-term.
We have faced many of these risks in connection with our recently completed merger with Quantum.
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
Our annual goodwill impairment test did not identify any impairment for the year ended June 30, 2023. In testing goodwill for impairment, the Company has the option to assess either qualitative or quantitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform a quantitative impairment test, otherwise no further analysis is required. Under the quantitative impairment test, the evaluation involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill is deemed to exist, we would be required to write down our goodwill resulting in a charge to earnings, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations, or regulatory capital.

Risks Related to Regulation
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.
The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s stockholders. These regulations may sometimes impose significant limitations on operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s ACL. Bank regulators also have the ability to impose conditions in the approval of merger and acquisition transactions.
The significant federal and state banking regulations that affect us are described under the heading "Business – How We Are Regulated” in Item 1 of this Form 10-K. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition, and results of operations. Additionally, actions by regulatory agencies or significant litigation against us may lead to penalties that materially affect us. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These accounting changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.
Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.
The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. Banking institutions continue to receive large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.
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
Further, our cardholders use their debit and credit cards to make purchases from third parties or through third party processing services. As such, we are subject to risk from data breaches of such third party’s information systems or their payment processors. Such a data security breach could compromise our account information. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for losses associated with reimbursing our clients for such fraudulent transactions on clients’ card accounts, as well as costs incurred by payment card issuing banks and other third parties, we may be subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. We may also incur other costs related to data security breaches, such as replacing cards associated with compromised card accounts. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.

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
There continues to be a rise in electronic fraudulent activity, security breaches, and cyber-attacks within the financial services industry, especially in the commercial banking sector, due to cyber criminals targeting commercial bank accounts. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. Insider or employee cyber and security threats are increasingly a concern for companies, including ours. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber-security breach or other act, however, some of our clients may have been affected by these breaches, which could increase their risks of identity theft, credit card fraud, and other fraudulent activity that could involve their accounts with us.
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
Our security measures may not protect us from system failures or interruptions of our own systems or those of our third-party vendors. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While the Company selects third-party vendors carefully, it does not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
We cannot assure you that such breaches, failures, or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third-party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures, or other disruptions. If any of our third-party service providers experience financial, operational, or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.
Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.
As a bank, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent or reduce the severity of such losses, there can be no assurance that such losses will not occur.
Risks Related to Our Business and Industry Generally
The replacement of LIBOR as a benchmark interest rate may adversely impact us.
We had certain loans, investment securities, and borrowings indexed to USD LIBOR to calculate the interest rate. ICE Benchmark Administration, the authorized and regulated administrator of LIBOR, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021, and ended publication of the remaining USD LIBOR tenors on June 30, 2023. The Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was enacted in March 2022 to permit financing agreements that contain a LIBOR-based benchmark without adequate “fallback provisions” to be automatically replaced by a benchmark recommended by the Federal Reserve. In January 2023, the Federal Reserve adopted a final rule implementing the LIBOR Act that, among other things, identifies the applicable SOFR-based benchmark replacements under the LIBOR Act.
SOFR is considered to be a risk-free rate while USD LIBOR was a risk-weighted rate. Thus, SOFR tends to be a lower rate than USD LIBOR as SOFR does not contain a risk component. This difference may negatively impact our net interest margin. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers or under our existing borrowings may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute index or indices, which could adversely affect our results of operations and financial condition. We began to use SOFR as a substitute for USD LIBOR for new originations in calendar year 2021. As of June 30, 2023, there were no loans in our portfolio tied to USD LIBOR.
Ineffective liquidity management could adversely affect our financial results and condition.
Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments, and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans or debt securities, and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Georgia, North Carolina, South Carolina, Virginia, and/or Tennessee markets in which the majority of our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB Atlanta or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” of this Form 10-K.
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
Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where the Bank conducts its business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel and upon the continued contributions of our management and personnel. Our ability to retain and grow our loans, deposits, and fee income depends upon the business generation capabilities, reputation, and relationship management skills of our bankers. If we were to lose the services of any of our bankers, including successful bankers employed by banks that we may acquire, to a new or existing competitor, or otherwise, we may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services. In addition, our success has been and continues to be highly dependent upon the services of our directors, several of whom are nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors.
The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we will not be able to effectively compete.
The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, on our ability to keep pace with technological changes and to use technology to satisfy and grow customer demand for our products and services and to create additional efficiencies in our operations. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Some of our competitors have substantially greater resources to invest in technological improvements and will be able to invest more heavily in developing and adopting new technologies, which may put us at a competitive disadvantage. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.
We rely on other companies to provide key components of our business infrastructure.
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third-

party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and clients could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We maintain our administrative office, which is owned by us, in Asheville, North Carolina. In total, as of June 30, 2023, we have 34 locations in five states, which include: North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (including Kingsport/Johnson City, Knoxville, and Morristown), Southwest Virginia (including the Roanoke Valley) and Georgia (Greater Atlanta). Of those offices, 9 are leased facilities. We also own an operations center located in Asheville, North Carolina. We lease additional space, which is adjacent to the facility we own in Asheville, for administrative and operations personnel. The lease terms for our branch offices, operations center, and other offices are not individually material. Lease expirations range from two to 18 years. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use. See "Note 7 – Premises and Equipment" and "Note 11 – Leases" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
We maintain depositor and borrower customer files on an online basis, utilizing a telecommunications network, portions of which are leased. Management has a disaster recovery plan in place with respect to the data processing system, as well as our operations as a whole.
Item 3. Legal Proceedings
The "Litigation" section of “Note 17 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is listed on the Nasdaq Global Market under the symbol “HTBI.” As of the close of business on September 4, 2023, there were 17,367,173 shares of common stock outstanding held by 1,029 holders of record. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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

Purchases of Equity Securities by the Issuer
The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2023:

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plans	Maximum # of Shares that May Yet Be Purchased Under Publicly Announced Plans
April 1 - April 30, 2023	—	$—	—	266,639
May 1 - May 31, 2023	—	—	—	266,639
June 1 - June 30, 2023	—	—	—	266,639
Total	—	$—	—	266,639
On April 2, 2020, the Company's Board of Directors authorized the repurchase of up to 851,004 shares of the Company's common stock, representing 5% of its outstanding shares at the time of the announcement. This repurchase plan was completed on July 26, 2021. On July 28, 2021, 825,941 shares of common stock were authorized for repurchase representing 5% of the Company's outstanding shares at the time of the announcement. This repurchase plan was completed on February 28, 2022. On February 28, 2022, an additional 806,000 shares of common stock were authorized for repurchase representing approximately 5% of the Company's outstanding shares at the time of the announcement. As of June 30, 2023, 539,361 of these shares had been purchased at an average price of $28.93 per share, although no shares were repurchased during the year ended June 30, 2023. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.
Stockholder Return Performance Graph Presentation
The performance graph below compares the Company’s cumulative stockholder return on its common stock since June 30, 2018 to the cumulative total return of the S&P US BMI Bank Index and the Nasdaq Composite for the periods indicated. The information presented below assumes the reinvestment of all dividends and that the value of common stock and each index was $100 on June 30, 2018. Historical stock price performance is not necessarily indicative of future stock price performance.

	Year Ended June 30,
	2018	2019	2020	2021	2022	2023
HomeTrust Bancshares, Inc.	100.00	88.37	56.72	101.24	90.56	75.67
S&P US BMI Bank Index	100.00	97.17	74.17	124.88	100.77	93.08
NASDAQ Composite	100.00	107.88	137.61	203.61	155.66	196.35
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
Financial Highlights

(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2021
Selected financial condition data
Total assets	$4,607,487	$3,549,204	$3,524,723
Cash and cash equivalents	303,497	105,119	50,990
Commercial paper, net	—	194,427	189,596
Certificates of deposit in other banks	33,152	23,551	40,122
Debt securities available for sale, at fair value	151,926	126,978	156,459
Loans, net of ACL and deferred loan fees and costs	3,611,630	2,734,605	2,697,799
Deposits	3,601,168	3,099,761	2,955,541
Junior subordinated debt	9,971	—	—
Borrowings	457,263	—	115,000
Stockholders’ equity	471,186	388,845	396,519

	Year Ended June 30,
(Dollars in thousands, except per share data)	2023	2022	2021
Selected operations data
Total interest and dividend income	$187,126	$116,114	$118,733
Total interest expense	29,711	5,340	15,411
Net interest income	157,415	110,774	103,322
Provision (benefit) for credit losses	15,392	(592)	(7,135)
Net interest income after provision (benefit) for credit losses	142,023	111,366	110,457
Service charges and fees on deposit accounts	9,510	9,462	9,083
Loan income and fees	2,571	3,185	2,208
Gain on sale of loans held for sale	5,608	12,876	17,352
BOLI income	2,116	2,000	2,156
Operating lease income	5,471	6,392	5,601
Gain on sale of debt securities available for sale	—	1,895	—
Gain (loss) on sale of premises and equipment	2,097	(87)	(1,311)
Other	3,677	3,386	4,732
Total noninterest income	31,050	39,109	39,821
Total noninterest expense	115,909	105,097	131,182
Income before income taxes	57,164	45,378	19,096
Income tax expense	12,560	9,725	3,421
Net income	$44,604	$35,653	$15,675
Net income per common share
Basic	$2.82	$2.27	$0.96
Diluted	$2.80	$2.23	$0.94

	At or For the Year Ended June 30,
	2023	2022	2021
Performance ratios
Return on assets (ratio of net income to average total assets)	1.16%	1.01%	0.42%
Return on equity (ratio of net income to average equity)	10.43	9.00	3.88
Yield on earning assets	5.20	3.54	3.45
Rate paid on interest-bearing liabilities	1.17	0.23	0.57
Average interest rate spread	4.03	3.31	2.88
Net interest margin(1)	4.38	3.38	3.00
Average interest-earning assets to average interest-bearing liabilities	141.23	138.30	128.01
Noninterest expense to average total assets	3.01	2.97	3.55
Efficiency ratio	61.50	70.12	91.64
Efficiency ratio - adjusted(2)	59.12	69.19	73.41

	At or For the Year Ended June 30,
	2023	2022	2021
Asset quality ratios
Nonperforming assets to total assets(3)	0.18%	0.18%	0.36%
Nonperforming loans to total loans(3)	0.23	0.22	0.46
Total classified assets to total assets	0.53	0.61	0.64
Allowance for credit losses to nonperforming loans(3)	567.56	566.83	281.38
Allowance for credit losses to total loans	1.29	1.25	1.30
Net charge-offs to average loans	0.10	(0.02)	0.01
Capital ratios
Equity to total assets at end of period	10.23%	10.96%	11.25%
Tangible equity to total tangible assets(2)	9.39	10.31	10.59
Average equity to average assets	11.11	11.20	10.91
Dividend payout ratio	13.97	15.30	32.01
Dividends declared per common share	$0.39	$0.35	$0.31
(1)Net interest income divided by average interest-earning assets.
(2)See "GAAP Reconciliation of Non-GAAP Financial Measures" section below for additional details.
(3)Nonperforming assets and loans include nonaccruing loans, consisting of certain restructured loans, and REO. There were no accruing loans more than 90 days past due at the dates indicated. At June 30, 2023, there were $1.9 million of restructured loans included in nonperforming loans and $3.3 million, or 40.0%, of nonperforming loans were current on their loan payments.
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
Set forth below is a reconciliation to US GAAP of our efficiency ratio:

	Year Ended June 30,
(Dollars in thousands)	2023	2022	2021
Noninterest expense	$115,909	$105,097	$131,182
Less: branch closure and restructuring expenses	—	—	1,513
Less: officer transition agreement expense	—	1,795	—
Less: merger-related expenses	5,465	—	—
Less: prepayment penalties on borrowings	—	—	22,690
Noninterest expense – adjusted	$110,444	$103,302	$106,979

Net interest income	$157,415	$110,774	$103,322
Plus: tax equivalent adjustment	1,163	1,231	1,267
Plus: noninterest income	31,050	39,109	39,821
Less: gain on sale of available for sale and equity securities	721	1,895	—
Less: gain (loss) on sale of premises and equipment	2,097	(87)	(1,311)
Net interest income plus noninterest income – adjusted	$186,810	$149,306	$145,721

Efficiency ratio	61.50%	70.12%	91.64%
Efficiency ratio – adjusted	59.12%	69.19%	73.41%
Set forth below is a reconciliation to US GAAP of tangible book value and tangible book value per share:

(Dollars in thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2021
Total stockholders' equity	$471,186	$388,845	$396,519
Less: goodwill, core deposit intangibles, net of taxes	42,410	25,710	25,902
Tangible book value	$428,776	$363,135	$370,617
Common shares outstanding	17,366,673	15,591,466	16,636,483
Book value per share	$27.13	$24.94	$23.83
Tangible book value per share	$24.69	$23.29	$22.28

Set forth below is a reconciliation to US GAAP of tangible equity to tangible assets:

(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2021
Tangible equity(1)	$428,776	$363,135	$370,617
Total assets	4,607,487	3,549,204	3,524,723
Less: goodwill, core deposit intangibles, net of taxes	42,410	25,710	25,902
Total tangible assets	$4,565,077	$3,523,494	$3,498,821

Tangible equity to tangible assets	9.39%	10.31%	10.59%
(1)    Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.
Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of June 30, 2023 and 2022 and results of operations for each of the years in the three-year period then ended. Refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with the SEC on September 12, 2022 (the “2022 Form 10-K”) for a discussion and analysis of the more significant factors that affected periods prior to fiscal year 2022.
Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services including service charges and fees on deposit accounts, loan income and fees, gains on sale of loans held for sale, BOLI income, and operating lease income.
An offset to net interest income is the provision for credit losses to establish the ACL at a level that provides for ECLs inherent in our loan portfolio, off balance sheet commitments, and available for sale debt securities. See "Note 1 – Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion.
Our noninterest expenses consist primarily of salaries and employee benefits, occupancy expenses, marketing and computer services, and FDIC deposit insurance premiums. Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement, and other employee benefits. Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance, and costs of utilities.
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
Allowance for Credit Losses, or ACL, on Loans. The ACL on loans held for investment reflects our estimate of credit losses that will result from the inability of our borrowers to make required loan payments. We charge off loans against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized. We use a systematic methodology to determine our ACL for loans held for investment and certain off-balance-sheet credit exposures. The ACL on loans held for investment is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. We consider the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The estimate of our ACL on loans held for investment involves a high degree of judgment; therefore, our process for determining ECLs may result in a range of ECLs. Our ACL recorded in the balance sheet reflects our best estimate within the range of ECLs. We recognize in net income the amount needed to adjust the ACL on loans held for investment and certain off-balance-sheet credit exposures for management’s current estimate of ECLs. Our ACL on loans held for investment is calculated using collectively evaluated and individually evaluated loans.
Business Combinations, Core Deposit Intangible and Acquired Loans. ASC 805 requires that we use the acquisition method of accounting for all business combinations. The acquisition method of accounting requires us as the acquirer to recognize the fair value of assets acquired and liabilities assumed at the acquisition date, as well as, recognize goodwill or a gain from a bargain purchase, if appropriate. Any acquisition-related costs and restructuring costs are recognized as period expenses as incurred.
The primary identifiable intangible asset we typically record in connection with a whole bank or branch acquisition is the value of the core deposit intangible which represents the estimated value of the long-term deposit relationships acquired in the transaction. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a DCF analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. The core deposit intangibles are amortized using an accelerated method over the estimated useful lives of the related deposits, typically between five and 10 years. We review identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
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

Goodwill. We review goodwill for potential impairment on an annual basis during the fourth quarter, or more often if events or circumstances indicate there may be impairment. In testing goodwill for impairment, we have the option to assess either qualitative or quantitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform a quantitative impairment test, otherwise no further analysis is required. Under the quantitative impairment test, the evaluation involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value an impairment charge is recognized for the difference, but limited by the amount of goodwill allocated to that reporting unit.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see “Note 1 – Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements in Item 8 of this report on Form 10-K for further discussion.
Fiscal 2023 Items of Note
On February 12, 2023, the Company merged with Quantum which operated two locations in the Atlanta metro area. The addition of Quantum contributed total assets of $656.7 million, including loans of $561.9 million, and $570.6 million of deposits, all reflecting the impact of purchase accounting adjustments. Merger-related expenses of $5.5 million were recognized during the year ended June 30, 2023, while a $5.3 million provision for credit losses was recognized during the fiscal year to establish ACLs on both Quantum's loan portfolio and off-balance-sheet credit exposure. The aggregate amount of consideration paid per the purchase agreement of approximately $70.8 million, inclusive of consideration of common stock, other cash consideration, and cash in lieu of fractional shares, included $15.9 million of cash consideration already paid by Quantum to its stockholders in advance of the closing date as is further described in "Note 3 – Merger with Quantum" of the Notes to the Consolidated Financial Statements in Item 8 of this report on Form 10-K. These distributions reduced Quantum's stockholders' equity by an equal amount prior to the transaction closing date.
Fiscal 2022 Items of Note
Beginning July 1, 2021, the Bank brought its back-office SBA loan servicing process in-house to provide additional servicing fee and gain on sale income. In aggregate, our approach is designed to lead to increased profitability and franchise value over time.
Comparison of Results of Operations for the Years Ended June 30, 2023 and June 30, 2022
Net Income. Net income totaled $44.6 million, or $2.80 per diluted share, for the year ended June 30, 2023 compared to $35.7 million, or $2.23 per diluted share, for the year ended June 30, 2022, an increase of $8.9 million, or 25.1%. The results for the year ended June 30, 2023 compared to the year ended June 30, 2022 were positively impacted by a $46.6 million, or 42.1%, increase in net interest income partially offset by a $16.0 million increase in the provision for credit losses, a combined $9.2 million, or 62.0%, decrease in gain on sale of loans held for sale and debt securities available for sale and a $5.5 million, or 100.0%, increase in merger-related expenses. Details of the changes in the various components of net income are further discussed below.

Net Interest Income. The following table presents the Company's distribution of average assets, liabilities and equity, as well as interest income on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Year Ended June 30,
	2023			2022			2021
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
Assets
Interest-earning assets
Loans receivable (1)	$3,263,420	$176,270	5.40%	$2,809,673	$109,603	3.90%	$2,819,180	$111,798	3.97%
Commercial paper	62,686	1,300	2.07	232,676	1,721	0.74	217,457	1,206	0.55
Debt securities available for sale	155,902	4,350	2.79	122,558	1,802	1.47	137,863	2,024	1.47
Other interest-earning assets(2)	115,589	5,206	4.50	114,458	2,988	2.61	266,783	3,705	1.39
Total interest-earning assets	3,597,597	187,126	5.20	3,279,365	116,114	3.54	3,441,283	118,733	3.45
Other assets	250,788			258,550			257,111
Total assets	$3,848,385			$3,537,915			$3,698,394
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$641,477	$2,962	0.46%	$646,370	$1,378	0.21%	$609,754	$1,552	0.25%
Money market accounts	1,078,478	13,333	1.24	996,876	1,406	0.14	882,252	1,699	0.19
Savings accounts	230,995	186	0.08	227,452	163	0.07	211,192	155	0.07
Certificate accounts	519,237	9,043	1.74	457,186	2,313	0.51	568,284	5,964	1.05
Total interest-bearing deposits	2,470,187	25,524	1.03	2,327,884	5,260	0.23	2,271,482	9,370	0.41
Junior subordinated debt	3,788	327	8.63	—	—	—	—	—	—
Borrowings	73,385	3,860	5.26	43,376	80	0.18	416,822	6,041	1.45
Total interest-bearing liabilities	2,547,360	29,711	1.17	2,371,260	5,340	0.23	2,688,304	15,411	0.57
Noninterest-bearing deposits	823,942			724,588			550,265
Other liabilities	49,469			45,834			56,315
Total liabilities	3,420,771			3,141,682			3,294,884
Stockholders' equity	427,614			396,233			403,510
Total liabilities and stockholders' equity	$3,848,385			$3,537,915			$3,698,394
Net earning assets	$1,050,237			$908,105			$752,979
Average interest-earning assets to average interest-bearing liabilities	141.23%			138.30%			128.01%
Non-tax-equivalent
Net interest income		$157,415			$110,774			$103,322
Interest rate spread			4.03%			3.31%			2.88%
Net interest margin(3)			4.38%			3.38%			3.00%
Tax-equivalent(4)
Net interest income		$158,578			$112,005			$104,589
Interest rate spread			4.06%			3.35%			2.92%
Net interest margin(3)			4.41%			3.42%			3.04%
(1)    Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)    Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments, and deposits in other banks.
(3)    Net interest income divided by average interest-earning assets.
(4)    Tax-equivalent results include adjustments to interest income of $1.2 million, $1.2 million, and $1.3 million for fiscal years ended June 30, 2023, 2022, and 2021, respectively, calculated based on a combined federal and state tax rate of 24% for all three years.

Total interest and dividend income for the year ended June 30, 2023 increased $71.0 million, or 61.2%, compared to the year ended June 30, 2022, which was driven by a $66.7 million, or 60.8%, increase in interest income on loans, a $2.5 million, or 141.4%, increase in interest income on debt securities available for sale, and a $2.2 million, or 74.2%, increase in interest income on other interest-earning assets. The overall increase in average yield and balances was the result of a continual rise in interest rates and inclusion of Quantum's loan portfolio for the current year. Accretion income on acquired loans of $1.7 million and $1.6 million was recognized during the same periods, respectively, and was included in interest income on loans.
Total interest expense for the year ended June 30, 2023 increased $24.4 million, or 456.4%, compared to the year ended June 30, 2022. The increase was primarily the result of increases in the average cost of funds across all funding sources driven by higher market interest rates.
The following table shows, for the year ended June 30, 2023 as compared to the year ended June 30, 2022, the effects that changes in average balances (volume), including differences in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Years Ended June 30,
	2023 Compared to 2022			2022 Compared to 2021
	Increase / (Decrease) Due to		Total Increase/ (Decrease)	Increase / (Decrease) Due to		Total Increase/ (Decrease)
(Dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets
Loans receivable	$17,700	$48,967	$66,667	$(377)	$(1,818)	$(2,195)
Commercial paper	(1,257)	836	(421)	84	431	515
Debt securities available for sale	490	2,058	2,548	(225)	3	(222)
Other interest-earning assets	30	2,188	2,218	(2,115)	1,398	(717)
Total interest-earning assets	16,963	54,049	71,012	(2,633)	14	(2,619)
Interest-bearing liabilities
Interest-bearing checking accounts	(10)	1,594	1,584	93	(267)	(174)
Money market accounts	115	11,812	11,927	221	(514)	(293)
Savings accounts	3	20	23	12	(4)	8
Certificate accounts	314	6,416	6,730	(1,166)	(2,485)	(3,651)
Junior subordinated debt	327	—	327	—	—	—
Borrowings	55	3,725	3,780	(5,412)	(549)	(5,961)
Total interest-bearing liabilities	804	23,567	24,371	(6,252)	(3,819)	(10,071)
Net increase in tax equivalent interest income			$46,641			$7,452
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

	Year Ended June 30,			2023 vs 2022		2022 vs 2021
(Dollars in thousands)	2023	2022	2021	$	%	$	%
Loans	$15,389	$(1,473)	$(7,270)	$16,862	1,145%	$5,797	80%
Off-balance-sheet credit exposure	253	981	35	(728)	(74)	946	2,703
Commercial paper	(250)	(100)	100	(150)	(150)	(200)	(200)
Total provision (benefit) for credit losses	$15,392	$(592)	$(7,135)	$15,984	2,700%	$6,543	92%
For the year ended June 30, 2023, the "loans" portion of the provision (benefit) for credit losses was the result of the following, offset by net charge-offs of $3.2 million during the period:
•$4.9 million provision to establish an allowance on Quantum's loan portfolio.
•$1.3 million provision specific to fintech portfolios which have a riskier credit profile than loans originated in-house. The elevated credit risk is offset by the higher yields earned on the portfolios.
•$4.9 million provision driven by loan growth and changes in the loan mix.
•$2.6 million provision due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$1.5 million reduction of specific reserves on individually evaluated credits, which was tied to two relationships which were fully charged-off during the period.
For the year ended June 30, 2022, the "loans" portion of the benefit for credit losses was driven by an improvement in the economic forecast, as more clarity was gained regarding the impact of COVID-19 upon the loan portfolio.
For the year ended June 30, 2023, a provision of $0.4 million was also recorded to establish an allowance on Quantum's off-balance-sheet credit exposure. The remainder of the change in the provision for off-balance-sheet credit exposure was the result of changes in the balance and mix of loan commitments as well as changes in the projected economic forecast outlined above, which is the same reasoning for the provision for the year ended June 30, 2022.

See further discussion in the “Comparison of Financial Condition at June 30, 2023 and June 30, 2022 – Allowance for Credit Losses on Loans” section below.
Noninterest Income. Noninterest income for the year ended June 30, 2023 decreased $8.1 million, or 20.6%, year-over-year. Changes in selected components of noninterest income are discussed below:

	Year Ended June 30,			2023 vs 2022		2022 vs 2021
(Dollars in thousands)	2023	2022	2021	$	%	$	%
Service charges and fees on deposit accounts	$9,510	$9,462	$9,083	$48	1%	$379	4%
Loan income and fees	2,571	3,185	2,208	(614)	(19)	977	44
Gain on sale of loans held for sale	5,608	12,876	17,352	(7,268)	(56)	(4,476)	(26)
BOLI income	2,116	2,000	2,156	116	6	(156)	(7)
Operating lease income	5,471	6,392	5,601	(921)	(14)	791	14
Gain on sale of debt securities available for sale	—	1,895	—	(1,895)	(100)	1,895	100
Gain (loss) on sale of premises and equipment	2,097	(87)	(1,311)	2,184	2,510	1,224	93
Other	3,677	3,386	4,732	291	9	(1,346)	(28)
Total noninterest income	$31,050	$39,109	$39,821	$(8,059)	(21)%	$(712)	(2)%
•Loan income and fees: The decrease was driven by lower underwriting fees, interest rate swap fees and prepayment penalties in the current year compared to last year, all of which were impacted by rising interest rates.
•Gain on sale of loans held for sale: The decrease was primarily driven by a decrease in the volume of SBA loans and residential mortgages sold during the period as a result of rising interest rates. During the year ended June 30, 2023, there were $56.6 million of residential mortgages originated for sale sold with gains of $1.1 million compared to $263.0 million sold with gains of $6.4 million in the prior year, although the implementation of a hedging program on mandatory commitments in the year ended June 30, 2023 contributed an additional $278,000 in income. There were $49.0 million of sales of the guaranteed portion of SBA commercial loans with gains of $3.4 million in the current year compared to $54.7 million sold with gains of $5.4 million in the prior year. There were $99.4 million of HELOCs sold during the current year with gains of $897,000 compared to $120.0 million sold with gains of $791,000 in the prior year. Lastly, $11.5 million of indirect auto finance loans were sold out of the held for investment portfolio during the prior year for a gain of $205,000. No such sales occurred in the current year.
•Operating lease income: The decrease was the result of lower contractual earnings due to a decline in the average balance of assets being leased as well as gains or losses incurred upon disposal of previously leased equipment, where we recognized a net loss of $451,000 for the current year versus a net loss of $12,000 in the prior year.
•Gain on sale of debt securities available for sale: The decrease was driven by the sale of seven trust preferred securities during the prior year which had previously been written down to zero through purchase accounting adjustments from a merger in a prior period. No securities were sold during the current year.
•Gain (loss) on sale of premises and equipment: During the current year, four properties were sold for a combined gain of $2.6 million, partially offset by additional impairment of $420,000 on premises associated with prior branch closures. During the prior year, no sales occurred but $87,000 of additional impairment was recorded on premises held for sale.
Noninterest Expense. Noninterest expense for the year ended June 30, 2023 increased $10.8 million, or 10.3%, year-over-year. Changes in selected components of noninterest expense are discussed below:

	Year Ended June 30,			2023 vs 2022		2022 vs 2021
(Dollars in thousands)	2023	2022	2021	$	%	$	%
Salaries and employee benefits	$62,221	$59,591	$62,956	$2,630	4%	$(3,365)	(5)%
Occupancy expense, net	9,891	9,692	9,521	199	2	171	2
Computer services	11,772	10,629	9,607	1,143	11	1,022	11
Telephone, postage and supplies	2,468	2,545	3,122	(77)	(3)	(577)	(18)
Marketing and advertising	2,139	2,583	1,626	(444)	(17)	957	59
Deposit insurance premiums	2,249	1,712	1,799	537	31	(87)	(5)
Core deposit intangible amortization	1,525	250	735	1,275	510	(485)	(66)
Branch closure and restructuring expenses	—	—	1,513	—	—	(1,513)	(100)
Officer transition agreement expense	—	1,795	—	(1,795)	(100)	1,795	100
Merger-related expense	5,465	—	—	5,465	100	—	—
Prepayment penalties on borrowings	—	—	22,690	—	—	(22,690)	(100)
Other	18,179	16,300	17,613	1,879	12	(1,313)	(7)
Total noninterest expense	$115,909	$105,097	$131,182	$10,812	10%	$(26,085)	(20)%
•Computer services: The increase can be traced to additional recurring expenses associated with incorporating Quantum's operations, continued investments in technology and the cost of services provided by third parties.
•Marketing and advertising: The decrease was due to a reduction in traditional media advertising (print, billboards, etc.) in favor of digital platforms at lower costs.
•Deposit insurance premium: The increase in expense was due to increases in the rates the Company is charged for deposit insurance as well as growth in the assessment base due to the Quantum merger.
•Core deposit intangible amortization: The increase was the result of the Quantum merger core deposit intangible amortization recognized during the last two quarters of the current year.
•Officer transition agreement expense: In May 2022, the Company entered into an amended and restated employment and transition agreement with the Company's then Chairman and CEO, Dana Stonestreet. As part of this agreement, the full amount of the estimated separation payment was accrued in the prior year. No such expenses were incurred in the current year.
•Merger-related expense: Significant expenses were incurred associated with the Company's merger with Quantum, including the payout of severance and employment contracts, professional fees, termination of prior contracts, and conversion of IT systems.
Income Taxes. The amount of income tax expense is influenced by the amount of pre-tax income, tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rate for 2023 and 2022 was 22.0% and 21.4%, respectively. Income tax expense for the current year increased $2.8 million as a result of higher taxable income and changes in the effective state tax rate due to the addition of Quantum. For more information on income taxes and deferred taxes, see "Note 12 – Income Taxes" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Comparison of Financial Condition at June 30, 2023 and June 30, 2022
Assets. Total assets were $4.6 billion and $3.5 billion at June 30, 2023 and 2022, an increase of $1.1 billion, or 29.8%, year-over-year, the components of which are discussed below.
Debt Securities Available for Sale. Debt securities available for sale increased $24.9 million, or 19.6%, to $151.9 million at June 30, 2023. The following table illustrates the changes in the fair value of the portfolio.

	June 30,		Change
(Dollars in thousands)	2023	2022	$	%
U.S. government agencies	$14,714	$18,459	$(3,745)	(20)%
MBS, residential	107,414	47,233	60,181	127
Municipal bonds	3,388	5,558	(2,170)	(39)
Corporate bonds	26,410	55,728	(29,318)	(53)
Total	$151,926	$126,978	$24,948	20%
The overall year-over-year increase in the portfolio was mainly the result of $10.6 million of securities acquired from Quantum.
The composition and contractual maturities of our debt securities portfolio as of June 30, 2023 is indicated in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis. The Company did not hold any tax-exempt debt securities as of June 30, 2023.

(Dollars in thousands)	1 year or less	Over 1 year to 5 years	Over 5 to 10 years	Over 10 years	Total
U.S. government agencies
Book value	$15,000	$—	$—	$—	$15,000
Fair value	14,714	—	—	—	14,714
Weighted average yield	0.28%	—%	—%	—%	0.28%
MBS, residential
Book value	18,954	38,774	32,214	20,923	110,865
Fair value	18,852	37,696	30,730	20,136	107,414
Weighted average yield	3.71%	4.15%	4.23%	4.29%	4.12%
Municipal bonds
Book value	—	2,994	511	—	3,505
Fair value	—	2,904	484	—	3,388
Weighted average yield	—%	3.82%	3.86%	—%	3.82%
Corporate bonds
Book value	22,881	—	5,000	—	27,881
Fair value	22,346	—	4,064	—	26,410
Weighted average yield	1.27%	—%	3.38%	—%	1.65%
Total
Book value	$56,835	$41,768	$37,725	$20,923	$157,251
Fair value	$55,912	$40,600	$35,278	$20,136	$151,926
Weighted average yield	1.82%	4.13%	4.11%	4.29%	3.31%

Total Loans, Net of Deferred Loan Fees and Costs. Loans held for investment totaled $3.7 billion at June 30, 2023 compared to $2.8 billion at June 30, 2022, an increase of $889,528 or 32.1%. The increase was mainly the result of $561.9 million of loans acquired through the Company's merger with Quantum. The following table illustrates the changes within the portfolio.

	June 30,		Change		% of Total at June 30,
(Dollars in thousands)	2023	2022	$	%	2023	2022
Commercial real estate loans
Construction and land development	$356,674	$291,202	$65,472	22%	10%	11%
Commercial real estate - owner occupied	529,721	335,658	194,063	58	15	12
Commercial real estate - non-owner occupied	901,685	662,159	239,526	36	25	24
Multifamily	81,827	81,086	741	1	2	3
Total commercial real estate loans	1,869,907	1,370,105	499,802	36	52	50
Commercial loans
Commercial and industrial	245,428	193,313	52,115	27	7	7
Equipment finance	462,211	394,541	67,670	17	13	14
Municipal leases	142,212	129,766	12,446	10	4	5
Total commercial loans	849,851	717,620	132,231	18	24	26
Residential real estate loans
Construction and land development	110,074	81,847	28,227	34	3	2
One-to-four family	529,703	354,203	175,500	50	14	13
HELOCs	187,193	160,137	27,056	17	5	6
Total residential real estate loans	826,970	596,187	230,783	39	22	21
Consumer loans	112,095	85,383	26,712	31	2	3
Loans, net of deferred loan fees and costs	$3,658,823	$2,769,295	$889,528	32%	100%	100%
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
Our expansion into larger metro markets combined with experienced commercial real estate relationship managers, credit officers, and a construction risk management group to better manage construction risk, has resulted in the purposeful growth of this portfolio. Unfunded commitments at June 30, 2023 totaled $59.8 million compared to $143.4 million at June 30, 2022.
Land acquisition and development loans are included in the construction and land development loan portfolio and include completed residential lots where the borrower was not the developer, commercial improved and raw land for future development, and residential development loans. Residential development loans are made to developers for the purpose of acquiring raw land for the subsequent development and sale of residential lots. Such loans typically finance land purchase and infrastructure development of properties (i.e., roads, utilities, etc.) into residential lots for sale. The end buyer for the majority of these lots are local, regional, and national builders for the ultimate construction of residential units. The primary source of repayment is the sale of the lots or improved parcels of land, while personal guarantees may serve as secondary sources. These loans are generally secured by property in our primary market areas. In addition, these loans are secured by a first lien on the property, are generally limited to 65% of the lower of the acquisition price or the appraised value of the unimproved land and 75% of the improved land. Residential acquisition and development loans are generally paid out within three years unless there are multiple phases to the development.
The Bank provides funding to a number of builders for the construction of both speculative and pre-sold 1-4 family homes. Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either us or another lender for the finished home. Loans to finance the construction of speculative single-family homes are generally offered to experienced builders with a proven track record of performance. These loans require payment of interest-only during the construction phase. Unfunded commitments were $68.1 million at June 30, 2023 and $74.6 million at June 30, 2022.
Both adjustable and fixed rates are offered on commercial construction loans. Adjustable interest rate loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, plus or minus an interest rate margin. The initial construction period for owner occupied loans is generally limited to 12 to 24 months from the date of origination versus a construction and stabilization period for non-owner occupied loans of 24 to 36 months, both with amortization terms up to 25 years. Construction-to-permanent loans generally include a balloon maturity of five years or less; however, balloon maturities of greater than five years are allowed on a limited basis depending on factors such as property type, amortization term, lease terms, pricing, or the availability of credit enhancements. Construction loan proceeds are disbursed based on the percent completion of budget as documented by periodic third-party inspections. The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised post-construction value.
Commercial Real Estate Lending, including Multifamily. We originate commercial real estate loans, including loans secured by office buildings, retail/wholesale facilities, hotels, industrial facilities, medical and professional buildings, churches, and multifamily residential properties located primarily in our market areas. The average outstanding loan size was $817,000 as of June 30, 2023.

We offer both fixed- and adjustable-rate commercial real estate loans. Our commercial real estate mortgage loans generally include a balloon maturity of five years or less. Amortization terms are generally limited to 20 years. Adjustable rate-based loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate or the one-month term SOFR, plus or minus an interest rate margin and rates generally adjust daily. The maximum loan-to-value ratio for commercial real estate loans is generally up to 80% on purchases and refinances.
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
We originate commercial business loans made under the SBA 7(a) and USDA B&I programs to small businesses located throughout the country. Loans made by the Bank under the SBA 7(a) and USDA B&I programs generally are made to small businesses to provide working capital needs, to refinance existing debt or to provide funding for the purchase of businesses, real estate, machinery, and equipment. These loans generally are secured by a combination of assets that may include receivables, inventory, furniture, fixtures, equipment, business real property, commercial real estate and sometimes additional collateral such as an assignment of life insurance and a lien on personal real estate owned by the guarantor(s). Typical maturities for this type of loan vary up to 25 years and can be 30 years in some circumstances. Under the SBA 7(a) and USDA B&I loan program the loans carry a government guaranty up to 90% of the loan in some cases. SBA 7(a) and USDA B&I loans will normally be adjustable rate loans based upon The Wall Street Journal prime lending rate. Under the loan programs, we will typically sell in the secondary market the guaranteed portion of these loans to generate noninterest income and retain the related unguaranteed portion of these loans.
In March 2022, the Company began purchasing commercial small business loans originated by a fintech partner. At June 30, 2023, the outstanding balance of these loans totaled $25.1 million, or 0.6% of our loan portfolio. The credit risk characteristics of these loans are different from the remainder of the portfolio as they were not originated by the Company and the collateral may be located outside the Company's market area. The Company will continue to monitor the performance of these loans and adjust the ACL as necessary.
Commercial – Equipment Finance. Our Equipment Finance line of business offers companies that are purchasing equipment for their business various products to help manage tax and accounting issues, while offering flexible and customizable repayment terms. These products are primarily made up of commercial finance agreements and commercial loans for transportation, construction, healthcare, and manufacturing equipment. The loans have terms ranging from 24 to 84 months, with an average of five years and are secured by the financed equipment. Typical transaction sizes range from $25,000 to $1.0 million, with an average outstanding loan size of $138,000.
Commercial – Municipal Leases. We offer ground and equipment lease financing to fire departments located primarily throughout North Carolina, South Carolina and, to a lesser extent, Virginia. Municipal leases are secured primarily by a ground lease in our name with a sublease to the borrower for a fire station or an equipment lease for fire trucks and firefighting equipment. We originate and underwrite all leases prior to funding. These leases are at a fixed rate of interest and may have a term to maturity of up to 20 years. At June 30, 2023, $86.1 million, or 60.5%, of our municipal leases were secured by fire trucks, $47.9 million, or 33.7%, were secured by fire stations, $104,000, or 0.1%, were secured by both, with the remaining $8.1 million, or 5.7%, secured by miscellaneous firefighting equipment and land. At June 30, 2023, the average outstanding municipal lease size was $430,000.
Residential Real Estate – Construction and Land Development. We originate construction-to-permanent loans to homeowners building a residence. In addition, we originate land/lot loans predominately for the purchase or refinance of an improved lot for the construction of a residence to be occupied by the borrower. All of our construction and land/lot loans were made on properties located within our market area. Unfunded loan commitments totaled $93.0 million and $94.9 million at June 30, 2023 and 2022, respectively.
Construction-to-permanent loans are made for the construction of a one-to-four family property which is intended to be occupied by the borrower as either a primary or secondary residence. Construction-to-permanent loans are originated to the homeowner rather than the homebuilder and are structured to be converted to a first lien fixed- or adjustable-rate permanent loan at the completion of the construction phase. During the construction phase, which typically lasts six to 12 months, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed based on a percentage of completion. Construction-to-permanent loans require payment of interest only during the construction phase. Construction loans may be originated up to 95% of the cost or of the appraised value upon completion, whichever is less; however, we generally do not originate construction loans which exceed the lower of 80% loan to cost or appraised value without securing adequate private mortgage insurance or other form of credit enhancement such as the Federal Housing Administration or other governmental guarantee.
Included in our construction and land/lot loan portfolio are land/lot loans, which are typically loans secured by developed lots in residential subdivisions located in our market areas. We originate these loans to individuals intending to construct their primary or secondary residence on the lot within one year of the origination date. This portfolio may also include loans for the purchase or refinance of unimproved land that is generally less than or equal to five acres and for which the purpose is to commence the improvement of the land and construction of an owner occupied primary or secondary residence within one year of the origination date.
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
Residential Real Estate – Home Equity Lines of Credit. Our HELOCs consist primarily of adjustable-rate lines of credit. The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, typically up to 85% of the value of the property securing the loan (less any prior mortgage loans) with an adjustable-rate of interest based on The Wall Street Journal prime rate plus a margin. HELOCs generally have up to a 10-year draw period and amounts may be reborrowed after payment at any time during the draw period. Once the draw period has lapsed, the payment is amortized over a 15-year period based on the loan balance at that time. At June 30, 2023, unfunded commitments on these lines of credit totaled $393.5 million.
Consumer Lending. Our consumer loans consist of loans secured by deposit accounts or personal property such as automobiles, boats, and motorcycles, as well as unsecured consumer debt. This portfolio includes indirect auto finance installment contracts sourced through our relationships with automobile dealerships, both manufacturer franchised dealerships and independent dealerships, who utilize our origination platform to provide automotive financing through installment contracts on new and used vehicles. At June 30, 2023, the outstanding balance of indirect auto finance loans was $105.0 million.
The following table details the contractual maturity ranges of our loan portfolio without factoring in scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income or the ACL. In addition, we have disclosed those loans with predetermined (fixed) and floating interest rates at June 30, 2023.

(Dollars in thousands)	1 Year or Less	After 1 but Within 5 Years	After 5 but Within 15 Years	Over 15 Years	Total
Commercial real estate loans
Construction and land development	$166,218	$169,718	$20,738	$—	$356,674
Commercial real estate - owner occupied	37,993	310,677	121,713	59,338	529,721
Commercial real estate - non-owner occupied	65,859	520,548	281,688	33,590	901,685
Multifamily	8,310	42,536	29,009	1,972	81,827
Total commercial real estate loans	278,380	1,043,479	453,148	94,900	1,869,907
Commercial loans
Commercial and industrial	69,793	106,673	67,600	1,362	245,428
Equipment finance	10,957	352,923	98,331	—	462,211
Municipal leases	1,413	26,567	82,945	31,287	142,212
Total commercial loans	82,163	486,163	248,876	32,649	849,851
Residential real estate loans
Construction and land development	161	904	3,374	105,635	110,074
One-to-four family	27,826	116,759	73,425	311,693	529,703
HELOCs	1,878	5,943	8,457	170,915	187,193
Total residential real estate loans	29,865	123,606	85,256	588,243	826,970
Consumer loans	3,833	54,157	53,787	318	112,095
Loans, net of deferred loan fees and costs	$394,241	$1,707,405	$841,067	$716,110	$3,658,823

Commercial real estate loans
Fixed rate loans	$75,994	$731,304	$89,947	$4,231	$901,476
Adjustable rate loans	202,386	312,175	363,201	90,669	968,431
Commercial loans
Fixed rate loans	41,313	465,109	202,324	32,482	741,228
Adjustable rate loans	40,850	21,054	46,552	167	108,623
Residential real estate loans
Fixed rate loans	13,868	110,275	51,202	174,334	349,679
Adjustable rate loans	15,997	13,331	34,054	413,909	477,291
Consumer loans
Fixed rate loans	2,014	54,146	53,787	318	110,265
Adjustable rate loans	1,819	11	—	—	1,830
Total fixed rate loans	$133,189	$1,360,834	$397,260	$211,365	$2,102,648
Total adjustable rate loans	$261,052	$346,571	$443,807	$504,745	$1,556,175
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
Total nonperforming assets were $8.3 million, or 0.18% of total assets, at June 30, 2023, compared to $6.3 milion, or 0.18% of total assets, at June 30, 2022. The following table sets forth the composition of our nonperforming assets among our different asset categories.

(Dollars in thousands)	June 30, 2023	June 30, 2022
Nonaccruing loans
Commercial real estate loans
Construction and land development	$23	$67
Commercial real estate - owner occupied	517	706
Commercial real estate - non-owner occupied	—	5
Multifamily	84	103
Total commercial real estate loans	624	881
Commercial loans
Commercial and industrial	1,222	1,951
Equipment finance	2,862	270
Municipal leases	106	—
Total commercial loans	4,190	2,221
Residential real estate loans
Construction and land development	132	137
One-to-four family	1,935	1,773
HELOCs	957	724
Total residential real estate loans	3,024	2,634
Consumer	477	384
Total nonaccruing loans	$8,315	$6,120

Total foreclosed assets	—	200
Total nonperforming assets	$8,315	$6,320
Total nonperforming assets as a percentage of total assets	0.18%	0.18%
The ratio of nonperforming loans to total loans was 0.23% at June 30, 2023 and 0.22% at June 30, 2022. Performing TDRs that were excluded from nonaccruing loans totaled $8.2 million and $9.8 million at June 30, 2023 and June 30, 2022, respectively.
Allowance for Credit Losses on Loans. The ACL on loans held for investment is a valuation account that reflects our estimation of the credit losses that will result from the inability of our borrowers to make required loan payments. The ACL is maintained through provisions for credit losses that are charged to earnings in the period they are established. We charge losses on loans against the ACL when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged off are added back to the ACL. See "Note 1 – Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for discussion of our ACL methodology on loans.
The following table summarizes the distribution of the ACL by loan category at the dates indicated.

	June 30, 2023			June 30, 2022
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate loans
Construction and land development	$5,866	10%	0.16%	$4,402	11%	0.16%
Commercial real estate - owner occupied	4,837	15	0.13	3,038	12	0.11
Commercial real estate - non-owner occupied	9,230	25	0.26	5,589	24	0.20
Multifamily	757	2	0.02	385	3	0.01
Total commercial real estate loans	20,690	52	0.57	13,414	50	0.48
Commercial loans
Commercial and industrial	4,738	7	0.13	5,083	7	0.18
Equipment finance	10,299	13	0.28	6,651	14	0.24
Municipal leases	179	4	0.01	302	5	0.01
Total commercial loans	15,216	24	0.42	12,036	26	0.43
Residential real estate loans
Construction and land development	1,689	3	0.05	1,052	2	0.04
One-to-four family	5,612	14	0.15	4,673	13	0.17
HELOCs	1,983	5	0.05	1,886	6	0.07
Total residential real estate loans	9,284	22	0.25	7,611	21	0.28
Consumer loans	2,003	2	0.05	1,629	3	0.06
Total loans	$47,193	100%	1.29%	$34,690	100%	1.25%

	At or For the Year Ended June 30,
	2023	2022
Asset quality ratios
Nonaccruing loans to total loans(1)	0.23%	0.22%
ACL to nonaccruing loans(1)	567.56	566.83
Net charge-offs (recoveries) to average loans	0.10	(0.02)
(1)    At June 30, 2023, there were $1.9 million of restructured loans included in nonaccruing loans and $3.3 million, or 40.0%, of nonaccruing loans were current on their loan payments as of that date. At June 30, 2022, there were $2.8 million of restructured loans included in nonaccruing loans and $3.8 million, or 62.5%, of nonaccruing loans were current on their loan payments as of that date.
The ACL on loans increased $12.5 million, or 36.0%, between June 30, 2023 and 2022 mainly as a result of a provision for credit losses on loans of $15.4 million for the year ended June 30, 2023, compared to a net benefit of $1.5 million for fiscal year 2022. See further discussion of the drivers of the change in the "Comparison of Results of Operations for the Years Ended June 30, 2023 and June 30, 2022 – Provision (Benefit) for Credit Losses" section above.
Our individually evaluated loans are comprised of loans meeting certain thresholds, on nonaccrual status, and all TDRs, whether performing or on nonaccrual status under their restructured terms. Individually evaluated loans may be evaluated for reserve purposes using either the cash flow or the collateral valuation method. As of June 30, 2023, there were $6.8 million in loans individually evaluated compared to $5.3 million at June 30, 2022.
The following table summarizes net charge-offs (recoveries) to average loans outstanding by loan category as of the dates indicated.

	Year Ended June 30, 2023			Year Ended June 30, 2022
(Dollars in thousands)	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Net Charge-Off (Recovery) Ratio	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Net Charge-Off (Recovery) Ratio
Commercial real estate loans	$(3)	$1,634,449	—%	$(603)	$1,389,895	(0.04)%
Commercial loans	3,289	784,321	0.42	737	707,959	0.10
Residential real estate loans	(275)	736,372	(0.04)	(849)	613,270	(0.14)
Consumer loans	244	108,278	0.23	21	98,549	0.02
Total	$3,255	$3,263,420	0.10%	$(694)	$2,809,673	(0.02)%
Liabilities. Total liabilities were $4.1 billion at June 30, 2023, compared to $3.2 billion at June 30, 2022, an increase of $975.9 million, or 30.9%, year-over-year, the components of which are discussed below.
Deposits. The following table summarizes the composition of our deposit portfolio as of the dates indicated.

(Dollars in thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Core deposits
Noninterest-bearing deposits	$825,481	$745,746	$79,735	11%
NOW accounts	611,105	654,981	(43,876)	(7)
Money market accounts	1,241,840	969,661	272,179	28
Savings accounts	212,220	238,197	(25,977)	(11)
Total core deposits	$2,890,646	$2,608,585	$282,061	11%
Certificates of deposit	710,522	491,176	219,346	45
Total	$3,601,168	$3,099,761	$501,407	16%
The following bullet points provide further information regarding the composition of our deposit portfolio as of June 30, 2023:
•The balance of uninsured deposits was $913.2 million, or 25.4% of total deposits, which includes $341.9 million of collateralized deposits to municipalities.
•The balance of brokered deposits was $232.5 million, or 6.5% of total deposits.
•Total deposits are evenly distributed between commercial and consumer depositors.
•The average balance of our deposit accounts was $32,000.
•Our largest 25 depositors made up $554.7 million, or 15.4% of total deposits. Of these depositors, $405.0 million, or 11.2% of total deposits, are insured or collateralized deposits to municipalities.
Specific to time deposits, we held approximately $120.7 million in uninsured CDs as of June 30, 2023. The uninsured amount is an estimate consistent with the methodology used for the Company's regulatory reporting disclosures.
The following table indicates the amount of our CDs, both within and in excess of the $250,000 FDIC insurance limit, by time remaining until maturity as of June 30, 2023.

(Dollars in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
CDs less than $250,000	$132,640	$252,013	$145,894	$59,309	$589,856
CDs of $250,000 or more	14,241	48,354	49,699	8,372	120,666
Total certificates of deposit	$146,881	$300,367	$195,593	$67,681	$710,522

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
In addition to borrowings deemed necessary to address funding needs, as a result of our merger with Quantum, we assumed $11.3 million of junior subordinated debentures, which carried a purchase accounting discount of $1.4 million as of June 30, 2023. See "Note 10 – Borrowings" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for discussion of the origin and terms of the debt.
The following tables set forth information regarding our borrowings at the end of and during the periods indicated.

	Year Ended June 30,
(Dollars in thousands)	2023	2022
Average balances
Junior subordinated debentures	$3,788	$—
FHLB advances	54,005	38,370
FRB advances	11,662	5,006
Revolving lines of credit	7,717	—
Weighted average interest rate
Junior subordinated debentures	8.63%	—%
FHLB advances	4.90	0.16
FRB advances	4.73	0.38
Revolving lines of credit	8.59	—

(Dollars in thousands)	June 30, 2023	June 30, 2022
Balance outstanding at end of period
Junior subordinated debentures	$9,971	$—
FHLB advances	180,000	—
FRB advances	257,000	—
Revolving lines of credit	20,263	—
Weighted average interest rate
Junior subordinated debentures	7.49%	—%
FHLB advances	5.19	—
FRB advances	5.25	—
Revolving lines of credit	8.75	—
All qualifying one-to-four family loans, HELOCs, commercial real estate loans, and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction, indirect auto, and municipal leases are pledged as collateral to secure outstanding FRB advances. At June 30, 2023 and 2022, the Company had the ability to borrow $22,673 and $277,561, respectively, through FHLB advances and $91,316 and $68,230, respectively, through the unused portion of a line of credit with the FRB. During the year ended June 30, 2021, the Company paid $22,690 in prepayment penalties on FHLB advances. No such penalties were incurred during the years ended June 30, 2023 and 2022.
At June 30, 2023 and 2022, the Company maintained revolving lines of credit with three unaffiliated banks, the unused portion of which totaled $144,737 and $120,000, respectively. At June 30, 2023, HomeTrust had drawn $20,263 on a $40,000 revolving line of credit which bears interest at The Wall Street Journal prime rate plus 50 basis points, maturing on January 30, 2024, although the term may be extended for an additional year two times if no events of default have occurred.
Capital Resources
At June 30, 2023, stockholders' equity totaled $471.2 million, compared to $388.8 million at June 30, 2022, an increase of $82.3 million, or 21.2%. Activity for the fiscal year ended June 30, 2023 included $44.6 million in net income, $37.7 million in stock issued in connection with the Company's merger with Quantum, $8.3 million in stock-based compensation and stock option exercises, offset by $6.2 million in cash dividends declared and a $1.7 million decrease in accumulated other comprehensive loss due to increases in market interest rates.
As of June 30, 2023, the Bank was considered "well capitalized" in accordance with its regulatory capital guidelines and exceeded all regulatory capital requirements. See “Business – How We are Regulated” included in Item 1 and “Note 18 – Regulatory Capital Matters” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details on our capital requirements.
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements as outlined in the "Comparison of Financial Condition at June 30, 2023 and June 30, 2022 – Borrowings" section above. Additionally, we classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our securities portfolio is of high quality, of short duration, and the securities would therefore be readily marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity, and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At June 30, 2023, brokered deposits totaled $232.5 million, or 6.5%, of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and debt securities, including MBS. On a stand-alone level we are a separate legal entity from the Bank and must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At June 30, 2023, we (on an unconsolidated basis) had liquid assets of $0.9 million.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2023, the total approved loan commitments and unused lines of credit outstanding amounted to $307.2 million and $608.2 million, respectively, as compared to $417.6 million and $485.2 million as of June 30, 2022. Certificates of deposit scheduled to mature in one year or less at June 30, 2023 totaled $642.8 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this strategy, we believe that a majority of maturing deposits will remain with us.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements, mainly to manage customers' requests for funding. These transactions primarily take the form of loan commitments and lines of credit and involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. For further information, see “Note 17 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
We consider the relatively short duration of our deposits in our overall asset/liability management process. As short-term rates increase, we have assets and liabilities that increase with the market. This is reflected in the change in our PVE when rates increase (see the table below). PVE is defined as the net present value of our existing assets and liabilities. In addition, we have historically demonstrated an ability to maintain retail deposits through various interest rate cycles. If local retail deposit rates increase dramatically, we also have access to wholesale funding through our lines of credit with the FHLB and FRB and the brokered deposit market to replace retail deposits, as needed.
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
Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates. The table presented here, as of June 30, 2023, is forward-looking information about our sensitivity to changes in interest rates. The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up and down 400 basis points. An increase in rates would increase our PVE because the repricing of nonmaturing deposits tend to lag behind the increase in market rates. This positive impact is partially offset by the negative effect from our loans with interest rate floors which will not adjust until such time as a  loan’s current interest rate adjusts to an increase in market rates which exceeds the interest rate floor. Conversely, in a falling interest rate environment these interest rate floors will assist in maintaining our net interest income. As of June 30, 2023, our loans with interest rate floors totaled approximately $640.1 million, or 17.5% of our total loan portfolio, and had a weighted average floor rate of 4.80%, of which $26.5 million were at their floor rate.

June 30, 2023
Change in Interest Rates in Basis Points	Present Value Equity (Dollars in Thousands)
	Amount	$ Change	% Change	PVE Ratio
+ 400	$1,076,665	$116,201	12%	25%
+ 300	1,060,765	100,301	10	25
+ 200	1,036,923	76,459	8	24
+ 100	1,004,576	44,112	5	23
Base	960,464	—	—	22
- 100	883,606	(76,858)	(8)	20
- 200	770,247	(190,217)	(20)	17
- 300	618,481	(341,983)	(36)	13
- 400	559,706	(400,758)	(42)	12
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of HomeTrust Bancshares, Inc. and Subsidiary (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the years in the three-year period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). We have also audited the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on internal control over financial reporting based on our audits.
We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in management’s report on internal control over financial reporting, the scope of management’s assessment of internal control over financial reporting as of June 30, 2023, has excluded Quantum Capital Corp. (“Quantum”) acquired on February 12, 2023. We have also excluded Quantum from the scope of our audit of internal control over financial reporting. Quantum represented 14.3 percent of consolidated total assets as of June 30, 2023.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audits matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses on Loans
As described in Note 6 to the consolidated financial statements, the Company’s allowance for credit losses on loans (“ACL”) was $47.2 million as of June 30, 2023. The allowance is estimated by management using information about past events, current conditions and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company collectively evaluates loan pools that share similar risk characteristics which results in the most significant portion of the ACL. A discounted cash flow method is used to evaluate the cash flows for each loan in each collectively evaluated pool which relies on a periodic tendency to default and absolute loss given default applied to a projective model of the pool’s cash flow while considering prepayment and principal curtailment effects. Management has determined that peer loss data provides the best basis for assessing expected credit losses and has incorporated macroeconomic drivers using a statistical regression modeling methodology, where considered appropriate, to adjust historical loss information for current conditions and reasonable and supportable forecasts. Included in management’s systematic methodology is consideration of the need to qualitatively adjust the ACL for risks not already incorporated within the loss estimation process. The Company considers qualitative adjustments which can either increase or decrease the quantitative model within their qualitative framework.
We identified the allowance for credit losses, on loans as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity related to management’s determination of reasonable and supportable forecasts and the identification and measurement of qualitative adjustments. This required a high degree of auditor effort, specialized skills and knowledge, and significant auditor judgment.
The primary procedures we performed to address this critical audit matter included:
•We obtained an understanding of the Company’s model and process for determining the ACL, and evaluated the design and operating effectiveness of controls relating to the ACL, including:
•Controls over the completeness and accuracy of data input into the model used to determine the ACL, and
•Controls over management’s review and approval of the ACL, including management’s determination of a reasonable and supportable forecast and qualitative factor adjustments applied within the qualitative framework to address risks not already incorporated within the model.
•We evaluated management’s determination of reasonable and supportable forecasts, including comparing key factors to independent sources, as well as involving our internal specialists in testing the application of forecasts in the model calculation.
•We evaluated the reasonableness and adequacy of management’s qualitative factor adjustment framework, including substantively testing management’s identification of risks not already incorporated within the model, the application of qualitative factor adjustments within the framework, and assessing the completeness and accuracy of data utilized in development of the qualitative adjustments.
•We evaluated management’s judgments and assumptions related to the qualitative adjustments for reasonableness by assessing relevant trends in credit quality and evaluating the relationship of the trends to the qualitative adjustments applied to the ACL.
Merger with Quantum Capital Corp. – Fair Value of Loans and Core Deposit Intangible Acquired
As described in Note 3 to the consolidated financial statements, the Company merged with Quantum Capital Corp. effective February 12, 2023. The Company accounted for this acquisition under the purchase method of accounting. Purchased assets and assumed liabilities are recorded at their respective acquisition date fair values, and identifiable intangible assets are recorded at fair value. Determination of the acquisition date fair values of the assets acquired and liabilities assumed required management to make significant estimates and assumptions. Specifically, a high degree of management judgment is required to determine the fair values of the non-purchased credit deteriorated (“non-PCD”) loan portfolio and the core deposit intangible (“CDI”) acquired in the business combination. The fair values of the acquired non-PCD loans and CDI were $549.4 million and $12.2 million, respectively, as of February 12, 2023.
We identified the determination of the acquisition date fair value of non-PCD loans and CDI as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity involved in auditing management’s selection of assumptions used to determine fair value. This required a high degree of auditor effort, specialized skills and knowledge, and significant auditor judgment.
The primary procedures we performed to address this critical audit matter included:
•We obtained an understanding of the Company’s process for determining the fair value of the non-PCD acquired loan portfolio and the CDI resulting from the merger.
•We evaluated the design and operating effectiveness of controls relating to the valuation of non-PCD acquired loans and CDI, including controls addressing:
•Management’s review of the reasonableness of the discount rates, prepayment rates, and credit loss assumptions used in the estimate of the fair value of non-PCD acquired loans.
•Management’s review of the reasonableness of the attrition rate and cost assumptions used in the estimate of the fair value of the CDI.
•Management’s review of the results of the third-party valuation of the non-PCD acquired loan portfolio and CDI, including the review of the completeness and accuracy of the data inputs used as a basis for the valuations.
•We evaluated the completeness and accuracy of data inputs used as a basis for the valuation of the non-PCD loan portfolio and CDI.
•We evaluated, with the assistance of professionals with the appropriate skills and knowledge, the reasonableness of management’s assumptions used in the estimate of the fair value, including, for a selected sample of loans, developing an independent expectation for comparison to management’s fair value of the non-PCD acquired loans.
•We evaluated, with the assistance of professionals with the appropriate skills and knowledge, the reasonableness of management’s assumptions used in the estimate of the fair value of the CDI, including, reperformance.
•We tested the mathematical accuracy of the estimated fair value, including the application of the assumptions used in the calculation.
/s/ FORVIS, LLP
We have served as the Company's auditor since 2005.
Atlanta, Georgia
September 11, 2023

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30, 2023	June 30, 2022
Assets
Cash	$19,266	$20,910
Interest-bearing deposits	284,231	84,209
Cash and cash equivalents	303,497	105,119
Commercial paper, net	—	194,427
Certificates of deposit in other banks	33,152	23,551
Debt securities available for sale, at fair value (amortized cost of $157,251 and $130,099 at June 30, 2023 and June 30, 2022, respectively)	151,926	126,978
FHLB and FRB stock	20,208	9,326
SBIC investments, at cost	14,927	12,758
Loans held for sale, at fair value	6,947	—
Loans held for sale, at lower of cost or fair value	161,703	79,307
Loans, net of deferred loan fees and costs	3,658,823	2,769,295
Allowance for credit losses – loans	(47,193)	(34,690)
Loans, net	3,611,630	2,734,605
Premises and equipment, net	73,171	69,094
Accrued interest receivable	14,829	8,573
Deferred income taxes, net	10,912	11,487
BOLI	106,572	95,281
Goodwill	34,111	25,638
Core deposit intangibles, net	10,778	93
Other assets	53,124	52,967
Total assets	$4,607,487	$3,549,204
Liabilities and stockholders’ equity
Liabilities
Deposits	$3,601,168	$3,099,761
Junior subordinated debt	9,971	—
Borrowings	457,263	—
Other liabilities	67,899	60,598
Total liabilities	4,136,301	3,160,359
Commitments and contingencies – see Note 17
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,366,673 shares issued and outstanding at June 30, 2023; 15,591,466 at June 30, 2022	174	156
Additional paid in capital	171,222	126,106
Retained earnings	308,651	270,276
Unearned ESOP shares	(4,761)	(5,290)
Accumulated other comprehensive loss	(4,100)	(2,403)
Total stockholders’ equity	471,186	388,845
Total liabilities and stockholders’ equity	$4,607,487	$3,549,204
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Year Ended June 30,
	2023	2022	2021
Interest and dividend income
Loans	$176,270	$109,603	$111,798
Commercial paper	1,300	1,721	1,206
Debt securities available for sale	4,350	1,802	2,024
Other investments and interest-bearing deposits	5,206	2,988	3,705
Total interest and dividend income	187,126	116,114	118,733
Interest expense
Deposits	25,524	5,260	9,370
Junior subordinated debt	327	—	—
Borrowings	3,860	80	6,041
Total interest expense	29,711	5,340	15,411
Net interest income	157,415	110,774	103,322
Provision (benefit) for credit losses	15,392	(592)	(7,135)
Net interest income after provision (benefit) for credit losses	142,023	111,366	110,457
Noninterest income
Service charges and fees on deposit accounts	9,510	9,462	9,083
Loan income and fees	2,571	3,185	2,208
Gain on sale of loans held for sale	5,608	12,876	17,352
BOLI income	2,116	2,000	2,156
Operating lease income	5,471	6,392	5,601
Gain on sale of debt securities available for sale	—	1,895	—
Gain (loss) on sale of premises and equipment	2,097	(87)	(1,311)
Other	3,677	3,386	4,732
Total noninterest income	31,050	39,109	39,821
Noninterest expense
Salaries and employee benefits	62,221	59,591	62,956
Occupancy expense, net	9,891	9,692	9,521
Computer services	11,772	10,629	9,607
Telephone, postage and supplies	2,468	2,545	3,122
Marketing and advertising	2,139	2,583	1,626
Deposit insurance premiums	2,249	1,712	1,799
Core deposit intangible amortization	1,525	250	735
Branch closure and restructuring expenses	—	—	1,513
Officer transition agreement expense	—	1,795	—
Merger-related expenses	5,465	—	—
Prepayment penalties on borrowings	—	—	22,690
Other	18,179	16,300	17,613
Total noninterest expense	115,909	105,097	131,182
Income before income taxes	57,164	45,378	19,096
Income tax expense	12,560	9,725	3,421
Net income	$44,604	$35,653	$15,675
Per share data
Net income per common share
Basic	$2.82	$2.27	$0.96
Diluted	$2.80	$2.23	$0.94
Average shares outstanding
Basic	15,698,618	15,516,173	16,078,066
Diluted	15,781,506	15,810,409	16,495,115
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended June 30,
	2023	2022	2021
Net income	$44,604	$35,653	$15,675
Other comprehensive loss
Unrealized holding losses on debt securities available for sale
Losses arising during the period	(2,204)	(5,087)	(653)
Deferred income tax benefit	507	1,170	150
Total other comprehensive loss	(1,697)	(3,917)	(503)
Comprehensive income	$42,907	$31,736	$15,172
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	17,021,357	$170	$169,648	$242,776	$(6,348)	$2,017	$408,263
Net income	—	—	—	15,675	—	—	15,675
Cumulative-effect adjustment due to the adoption of ASU 2016-13	—	—	—	(13,358)	—	—	(13,358)
Cash dividends declared on common stock, $0.31/common share	—	—	—	(5,018)	—	—	(5,018)
Common stock repurchased	(733,347)	(8)	(16,147)	—	—	—	(16,155)
Forfeited restricted stock	(6,575)	—	—	—	—	—	—
Retired stock	(9,106)	—	(204)	—	—	—	(204)
Granted restricted stock	45,260	—	—	—	—	—	—
Exercised stock options	318,894	5	4,587	—	—	—	4,592
Share-based compensation expense	—	—	2,102	—	—	—	2,102
ESOP compensation expense	—	—	596	—	529	—	1,125
Other comprehensive loss	—	—	—	—	—	(503)	(503)
Balance at June 30, 2021	16,636,483	$167	$160,582	$240,075	$(5,819)	$1,514	$396,519
Net income	—	—	—	35,653	—	—	35,653
Cash dividends declared on common stock, $0.35/common share	—	—	—	(5,452)	—	—	(5,452)
Common stock repurchased	(1,482,959)	(15)	(43,333)	—	—	—	(43,348)
Forfeited restricted stock	(13,600)	—	—	—	—	—	—
Retired stock	(11,335)	—	(345)	—	—	—	(345)
Granted restricted stock	42,123	—	—	—	—	—	—
Stock issued for RSUs	7,118	—	—	—	—	—
Exercised stock options	413,636	4	6,077	—	—	—	6,081
Share-based compensation expense	—	—	2,152	—	—	—	2,152
ESOP compensation expense	—	—	973	—	529	—	1,502
Other comprehensive loss	—	—	—	—	—	(3,917)	(3,917)
Balance at June 30, 2022	15,591,466	$156	$126,106	$270,276	$(5,290)	$(2,403)	$388,845
Net income	—	—	—	44,604	—	—	44,604
Cash dividends declared on common stock, $0.39/common share	—	—	—	(6,229)	—	—	(6,229)
Forfeited restricted stock	(10,090)	—	—	—	—	—	—
Retired stock	(13,145)	—	(344)	—	—	—	(344)
Granted restricted stock	57,839	—	—	—	—	—	—
Stock issued for RSUs	13,861	—	—	—	—	—	—
Exercised stock options	352,096	4	5,136	—	—	—	5,140
Shares issued for Quantum merger	1,374,646	14	37,720	—	—	—	37,734
Share-based compensation expense	—	—	1,854	—	—	—	1,854
ESOP compensation expense	—	—	750	—	529	—	1,279
Other comprehensive loss	—	—	—	—	—	(1,697)	(1,697)
Balance at June 30, 2023	17,366,673	$174	$171,222	$308,651	$(4,761)	$(4,100)	$471,186
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended June 30,
	2023	2022	2021
Operating activities
Net income	$44,604	$35,653	$15,675
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (benefit) for credit losses	15,392	(592)	(7,135)
Depreciation and amortization of premises and equipment and equipment for operating leases	9,063	9,348	9,499
Deferred income tax expense (benefit)	(433)	6,584	3,573
Net accretion of purchase accounting adjustments on loans	(1,698)	(1,628)	(2,088)
Net amortization and accretion	4,346	2,450	2,717
SBIC investments income	(1,740)	(1,673)	(1,127)
Prepayment penalties paid on borrowings	—	—	22,690
Loss (gain) on sale of premises and equipment	(2,097)	87	1,311
Loss (gain) on sale of REO	89	7	(65)
Loss (gain) incurred at the end of operating leases - lessor	451	12	(43)
BOLI income	(2,116)	(2,000)	(2,156)
Gain on sale of debt securities available for sale	—	(1,895)	—
Gain on sale of loans held for sale	(5,608)	(12,876)	(17,352)
Origination of loans held for sale	(311,198)	(465,263)	(622,400)
Proceeds from sales of loans held for sale	213,482	463,603	600,784
New deferred loan origination (costs) fees, net	(2,824)	(316)	1,698
Increase in accrued interest receivable and other assets	(7,467)	(3,604)	(756)
Share-based compensation expense	1,854	2,152	2,102
ESOP compensation expense	1,279	1,502	1,125
Increase in other liabilities	2,225	1,577	1,507
Net cash provided by (used in) operating activities	(42,396)	33,128	9,559
Investing activities
Purchase of debt securities available for sale	(81,687)	(41,649)	(107,988)
Proceeds from maturities, calls and paydowns of debt securities available for sale	65,585	65,399	76,663
Proceeds from sale of debt securities available for sale	—	1,895	—
Purchases of commercial paper	(210,292)	(558,482)	(715,635)
Proceeds from maturities and calls of commercial paper	406,269	555,472	831,862
Purchases of CDs in other banks	(18,166)	(1,244)	(7,321)
Proceeds from maturities of CDs in other banks	8,565	17,815	22,888
Net (purchases) redemptions of FHLB and FRB stock	(9,757)	4,213	17,138
Net capital contributions in SBIC investments, at cost	(429)	(914)	(775)
Net (increase) decrease in loans	(313,690)	(6,462)	56,296
Purchase of BOLI	(109)	(173)	(72)
Proceeds from redemption of BOLI	—	—	1,307
Purchase of equipment for operating leases - lessor	(11,333)	(2,901)	(11,879)
Sale of equipment for operating leases - lessor	8,607	5,981	2,647
Purchase of premises and equipment	(3,420)	(6,608)	(16,081)
Proceeds from sale of premises and equipment and assets held for sale	8,012	2,322	—
Proceeds from sale of REO	111	181	449
Net cash received in merger	30,601	—	—
Net cash provided by (used in) investing activities	(121,133)	34,845	149,499

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	Year Ended June 30,
	2023	2022	2021
Financing activities
Net increase (decrease) in deposits	(69,195)	144,220	169,785
Net increase in revolving lines of credit	20,263	—	—
Net increase (decrease) in short-term borrowings	437,000	(115,000)	115,000
Proceeds from long-term borrowings	—	60,000	—
Repayment of long-term borrowings	(24,728)	(60,000)	(497,690)
Common stock repurchased	—	(43,348)	(16,155)
Cash dividends paid	(6,229)	(5,452)	(5,018)
Retired stock	(344)	(345)	(204)
Exercised stock options	5,140	6,081	4,592
Net cash provided by (used in) financing activities	361,907	(13,844)	(229,690)
Net increase (decrease) in cash and cash equivalents	198,378	54,129	(70,632)
Cash and cash equivalents at beginning of period	105,119	50,990	121,622
Cash and cash equivalents at end of period	$303,497	$105,119	$50,990

Supplemental disclosures
Cash paid during the period for
Interest	$26,212	$5,312	$16,446
Income taxes	7,679	684	532
Noncash transactions
Unrealized loss in value of debt securities available for sale, net of income taxes	$(1,697)	$(3,917)	$(503)
Transfers of loans held for investment to REO	—	—	235
Transfers of loans held for sale to loans held for investment	18,337	43,083	23,106
Transfers of loans held for investment to loans held for sale	—	12,825	—
ROU asset and lease liabilities for operating lease accounting	5,179	1,186	2,586
ACL due to the adoption of ASU 2016-13	—	—	17,347
Transfer of premises and equipment to assets held for sale (included in other assets)	—	3,229	—
Business combinations
Fair value of assets acquired	$665,090	$—	$—
Fair value of liabilities assumed	610,188	—	—
Net assets acquired	$54,902	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies
Nature of Operations
The consolidated financial statements presented in this report include the accounts of HomeTrust Bancshares, Inc., a Maryland corporation (“HomeTrust”), and its wholly-owned subsidiary, HomeTrust Bank (the “Bank”). As used throughout this report, the term the “Company” refers to HomeTrust and its consolidated subsidiary, unless the context otherwise requires. HomeTrust is a bank holding company primarily engaged in the business of planning, directing, and coordinating the business activities of the Bank. The Bank is a North Carolina state chartered bank and provides a wide range of retail and commercial banking products within its geographic footprint, which includes: North Carolina (the Asheville metropolitan area, the "Piedmont" region, Charlotte, and Raleigh/Cary), Upstate South Carolina (Greenville), East Tennessee (Kingsport/Johnson City, Knoxville, and Morristown), Southwest Virginia (the Roanoke Valley), and Georgia (Greater Atlanta). The Bank operates under a single set of corporate policies and procedures and is recognized as a single banking segment for financial reporting purposes.
As a result of its merger with Quantum on February 12, 2023, HomeTrust became the 100% successor owner of the Quantum Capital Statutory Trust II Delaware trust. The sole assets of the trust represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the trust preferred securities.
Principles of Consolidation and Subsidiary Activities
The accompanying consolidated financial statements include the accounts of HomeTrust, the Bank, and its wholly-owned subsidiary, WNCSC, at or for the years ended June 30, 2023, 2022, and 2021. WNCSC owns office buildings in Asheville, North Carolina that are leased to the Bank. All intercompany items have been eliminated.
Reclassifications
To maintain consistency and comparability, certain amounts from prior periods have been reclassified to conform to current period presentation with no effect on net income or stockholders’ equity as previously reported.
Subsequent Events
The Company has evaluated subsequent events for recognition and disclosure through September 11, 2023, which is the date the financial statements were available to be issued.
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
Cash Flows
Cash and cash equivalents include cash and interest-bearing deposits with initial terms to maturity of 90 days or less. Net cash flows are reported for customer loan and deposit transactions, FHLB and FRB stock, SBIC investments at cost, revolving lines of credit, and short-term borrowings.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Changes in the ACL are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Accrued interest receivable is excluded from the estimate of credit losses.
ACL – Held to Maturity Securities
The ACL on held to maturity securities is estimated on a collective basis by major security type. ECLs are estimated using a DCF methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
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
SBIC Investments, At Cost
SBIC investments are equity interests in limited partnerships which are investments the Company has classified as VIEs, legal entities that either do not have sufficient equity to finance their activities without the support from other parties or whose equity investors lack a controlling financial interest. A controlling financial interest is defined as a group that has the power to direct the activities that most significantly impact the VIEs' economic performance, the obligation to absorb the expected losses, or the right to receive the expected residual returns. As the Company is not the primary beneficiary, nor does it hold a controlling interest in the VIEs, these investments have not been consolidated.
The SBIC investments do not have readily determinable fair values and are recorded under the equity method of accounting at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Adjustments to the cost basis occur as a result of capital contributions, distributions, the Company's share of earnings, or changes in the value of the Company's equity position. The Company's share of earnings is included in interest and dividend income with a one-quarter lag period.
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
The ACL reflects management’s estimate of losses that will result from the inability of its borrowers to make required loan payments. ECLs are reflected in the ACL through a provision for credit losses. Management records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized. Management uses a systematic methodology to determine its ACL for loans held for investment and certain off-balance sheet credit exposures. The ACL is a valuation account that is deducted from the amortized costs basis to present the net amount expected to be collected on the loan portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio.
The Company has identified the following loan pools with similar risk characteristics for measuring ECLs:
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
Management has determined that peer loss experience provides the best basis for its assessment of ECLs to determine the ACL. The Company utilized peer call report data to measure historical credit loss experience with similar risk characteristics within the segments over an economic cycle. Management reviewed the historical loss information to appropriately adjust for differences in current asset specific risk characteristics. Management also considered further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that existed for the period over which historical information was evaluated. For collectively evaluated loans, the Company has incorporated a combination of three macroeconomic drivers using a statistical regression modeling methodology: the national unemployment rate, one-year change in the national home price index, and one-year change in national real gross domestic product. The macroeconomic drivers utilized vary by loan segment, although the national unemployment rate is incorporated for the majority of the segments. Due to the low loss rates of municipal leases and the expectation of them remaining low, management has elected to separately pool these loans. Management has elected to use readily available municipal default rates and loss given defaults in order to calculate ECLs.
Management considers forward-looking information in estimating ECLs. The Company uses the Fannie Mae quarterly economic forecast which is a baseline outlook for the United States economy. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to historical loss information within four quarters using a straight-line approach. Management may apply different reversion techniques depending on the economic environment for the financial asset portfolio and as of the current period has utilized a linear reversion technique.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Included in its systematic methodology to determine its ACL for loans held for investment and certain off-balance sheet credit exposures, management considers the need to qualitatively adjust ECLs for risks not already captured in the loss estimation process. These qualitative adjustments can either increase or decrease the quantitative model estimation (i.e. formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework consistent with the regulatory interagency policy statement on the ACL.
When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated, which includes consideration of the materiality of the loan. Generally, individually evaluated loans other than TDRs are on nonaccrual status. The ECLs on individually evaluated loans will be estimated based on a DCF analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the ECL insofar as their credit profile improves and that the repayment terms are not considered to be unique to the asset.
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
Management measures ECLs over the contractual term of the loans. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a TDR with a borrower. In the event of a reasonably-expected TDR, the Company factors the reasonably-expected TDR into the CECL estimate. The effects of a TDR are recorded when an individual asset is specifically identified as a reasonably-expected TDR. The Company identifies the point at which it offers the modification to the borrower as the point at which the TDR is reasonably expected. The Company uses a DCF methodology to calculate the effect of the concession provided to the borrower within the ACL.
Acquired Loans
Acquired loans are recorded at fair value at the date of acquisition based on a DCF methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Certain larger purchased loans are individually evaluated while certain purchased loans are grouped together according to similar risk characteristics and are treated in the aggregate when applying various valuation techniques. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.
Prior to July 1, 2020, loans acquired in a business combination that had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable were considered PCI loans. PCI loans were individually evaluated and recorded at fair value at the date of acquisition with no initial valuation allowance based on a DCF methodology that considered various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” was recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” were not recognized on the balance sheet and did not result in any yield adjustments, loss accruals or valuation allowances. Increases in expected cash flows, including prepayments, subsequent to the initial investment were recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows were recognized as impairment. Valuation allowances on PCI loans reflected only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately were not to be received).
Subsequent to July 1, 2020, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD loans. At the acquisition date, an estimate of ECLs is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial ACL is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial ACL is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. All loans considered to be PCI prior to July 1, 2020 were converted to PCD on that date.
For acquired loans not deemed purchased credit deteriorated at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. At the acquisition date, an initial ACL is estimated and recorded as credit loss expense.
The subsequent measurement of ECLs for all acquired loans is the same as the subsequent measurement of ECLs for originated loans.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The Company records an ACL on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancellable, through a provision for credit losses charged against earnings. The ACL on these exposures is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in other liabilities on the Company’s consolidated balance sheets.
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
The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the test for goodwill impairment (the qualitative method). If the qualitative method cannot be used or if the Company determines, based on the qualitative method, that the fair value is more likely than not less than the carrying amount, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the Company will record an impairment charge based on that difference. Our annual goodwill impairment test did not identify any impairment for the years ended June 30, 2023 and 2022.
Core Deposit Intangibles
Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in business combinations. These core deposit premiums are amortized using an accelerated method over the estimated useful lives of the related deposits, typically between five and 10 years. The estimated useful lives are periodically reviewed for reasonableness.
Servicing Rights
When loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
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
Stock-Based Compensation
The Company issues restricted stock, restricted stock units, and stock options under the HomeTrust Bancshares, Inc. 2022 Omnibus Incentive Plan (“2022 Omnibus Incentive Plan”) to key officers and outside directors. In accordance with the requirements of the FASB ASC 718, "Compensation – Stock Compensation," the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period. The Company accounts for forfeitures as they occur.
Comprehensive Income
Comprehensive income consists of net income and net unrealized gains (losses) on debt securities available for sale and is presented in the Consolidated Statements of Comprehensive Income.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence. See "Note 12 – Income Taxes" for additional information.
The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of June 30, 2023 and 2022, there were no accruals for uncertain tax positions. As of June 30, 2023, no interest or penalties were accrued compared to an accrual of $28 as of June 30, 2022.
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
Net Income per Share
Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the year, less the average number of nonvested restricted stock awards. Diluted EPS reflects the potential dilution from the issuance of additional shares of common stock caused by the exercise of stock options and restricted stock awards. In addition, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. ESOP shares are considered outstanding for basic and diluted EPS when the shares are committed to be released. Net income is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings, or absorb losses. See "Note 16 – Net Income per Share" for further discussion on the Company’s EPS.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

2. Recent Accounting Pronouncements
Adoption of New Accounting Standards
ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." In June 2016, the FASB issued ASU 2016-13 which made significant changes to the ACL on financial instruments presented on an amortized cost basis and disclosures about them. The CECL impairment model requires an estimate of ECLs, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. ASU 2016-13 permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and faithfully estimate ECLs in accordance with the standard. The ASU lists several common credit loss methods that are acceptable such as a DCF method, loss-rate method and roll-rate method. In addition, ASU 2016-13 amended the ACL on debt securities and purchased financial assets with credit deterioration.
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
Newly Issued but Not Yet Effective Accounting Standards
ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." This ASU eliminates the TDR recognition and measurement guidance and requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendment also adjusts the disclosures related to modifications and requires entities to disclose current-period gross write-offs by year of origination within the existing vintage disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years and early adoption is permitted. The adoption of ASU 2022-02 is not expected to have a material impact on the Company's consolidated financial statements.
3. Merger with Quantum
On February 12, 2023, the Company merged with Quantum which operated two locations in the Atlanta metro area. The aggregate amount of consideration to be paid per the purchase agreement of approximately $70,771, inclusive of consideration of common stock, other cash consideration, and cash in lieu of fractional shares, included $15,869 of cash consideration paid by Quantum to its stockholders in advance of the closing date as is further described below. These distributions reduced Quantum's stockholders' equity by an equal amount prior to the transaction closing date.

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

	Quantum	Fair Value Adjustments	Provisional Period Adjustments	As Recorded by HomeTrust
Assets acquired
Cash and cash equivalents	$47,769	$—	$—	$47,769
Debt securities available for sale	10,608	—	—	10,608
FHLB and FRB stock	1,125	—	—	1,125
Loans(1)	567,140	(5,207)	—	561,933
Premises and equipment	4,415	4,668	—	9,083
Accrued interest receivable	1,706	—	—	1,706
BOLI	9,066	—	—	9,066
Core deposit intangibles	—	12,210	—	12,210
Other assets	2,727	569	(179)	3,117
Total assets acquired	$644,556	$12,240	$(179)	$656,617

Liabilities assumed
Deposits	$570,419	$183	$—	$570,602
Junior subordinated debt	11,341	(1,408)	—	9,933
Other borrowings	24,728	—	—	24,728
Deferred income taxes	—	1,341	250	1,591
Other liabilities	3,334	—	—	3,334
Total liabilities assumed	$609,822	$116	$250	$610,188

Net assets acquired				$46,429

Consideration paid
Common stock consideration
Shares of Quantum				574,157
Exchange ratio				2.3942
HomeTrust common stock issued				1,374,647
Price per share of HomeTrust common stock on February 10, 2023				$27.45
HomeTrust common stock consideration				$37,734
Cash consideration(2)				17,168
Total consideration				$54,902

Goodwill				$8,473
(1)Adjustments to Quantum's total loans include the elimination of Quantum's existing allowance for loan losses of $5,972, the recognition of an ACL at close on PCD loans of $369, and adjustments to reflect the estimated credit fair value mark on the non-PCD loan portfolio of $2,932 and the estimated interest rate fair value adjustment on the loan portfolio as a whole (non-PCD and PCD) of $7,878.
(2)As indicated in the Current Report on Form 8-K/A filed with the SEC on March 30, 2023, the amount of cash consideration paid at closing differs from the $57.54 per share, or $33,037, reported in the Current Report on Form 8-K filed on February 13, 2023, which announced the closing of the merger. Consistent with the merger agreement, between the execution of the merger agreement and the transaction closing date, Quantum's principal stockholders had the option to withdraw some or all of the amount of cash consideration to eventually be paid at closing in advance of the closing date. The amount of cash consideration paid at closing was reduced by the amount withdrawn during this time period.
Goodwill of $8,473 arising from the merger consisted largely of synergies and the cost saves resulting from the combining of operations of the companies, and is not expected to be deductible for income tax purposes.
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

	Year Ended June 30,
	2023	2022
Interest and dividend income	$214,703	$151,427
Interest expense	32,866	6,762
Net interest income	181,837	144,665
Provision (benefit) for credit losses	10,122	4,363
Net interest income after provision (benefit) for credit losses	171,715	140,302
Noninterest income	32,950	44,608
Noninterest expense	121,430	130,040
Net income before income taxes	83,235	54,870
Income tax expense	18,556	7,592
Net income	$64,679	$47,278
Per share data
Net income per common share
Basic	$3.76	$2.78
Diluted	$3.74	$2.73
Average shares outstanding
Basic	17,073,264	16,890,819
Diluted	17,156,152	17,185,055
4. Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$15,000	$—	$(286)	$14,714
MBS, residential	110,865	—	(3,451)	107,414
Municipal bonds	3,505	—	(117)	3,388
Corporate bonds	27,881	—	(1,471)	26,410
Total	$157,251	$—	$(5,325)	$151,926

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$18,993	$5	$(539)	$18,459
MBS, residential	48,377	3	(1,147)	47,233
Municipal bonds	5,545	31	(18)	5,558
Corporate bonds	57,184	1	(1,457)	55,728
Total	$130,099	$40	$(3,161)	$126,978
Debt securities available for sale by contractual maturity at June 30, 2023 and 2022 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	June 30, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$37,881	$37,060
Due after one year through five years	2,994	2,903
Due after five years through ten years	5,511	4,549
Due after ten years	—	—
MBS, residential	110,865	107,414
Total	$157,251	$151,926

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
During the year ended June 30, 2022, the Company received proceeds of $1,895 from the sale of seven trust preferred securities, recognizing gross gains of $1,895. These securities had previously been written down to zero through purchase accounting adjustments from a merger in a prior period and continued to be carried at this amount as there was no active market, therefore the full amount of the proceeds received were recognized as a gain. The Company had no sales of debt securities available for sale and no gross realized gains or losses were recognized during the years ended June 30, 2023 and 2021.
Debt securities available for sale with amortized costs totaling $42,329 and $43,187 and market values of $40,475 and $41,876 at June 30, 2023 and June 30, 2022, respectively, were pledged as collateral to secure various public deposits and other borrowings.
The gross unrealized losses and the fair value for debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2023 and June 30, 2022 were as follows:

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$14,714	$(286)	$14,714	$(286)
MBS, residential	83,281	(1,674)	24,133	(1,777)	107,414	(3,451)
Municipal bonds	2,420	(69)	968	(48)	3,388	(117)
Corporate bonds	607	(143)	25,053	(1,328)	25,660	(1,471)
Total	$86,308	$(1,886)	$64,868	$(3,439)	$151,176	$(5,325)

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$14,461	$(539)	$—	$—	$14,461	$(539)
MBS, residential	41,658	(994)	5,269	(153)	46,927	(1,147)
Municipal bonds	1,970	(18)	—	—	1,970	(18)
Corporate bonds	39,454	(730)	14,273	(727)	53,727	(1,457)
Total	$97,543	$(2,281)	$19,542	$(880)	$117,085	$(3,161)
The total number of securities with unrealized losses at June 30, 2023 and June 30, 2022 were 205 and 177, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of June 30, 2023 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Account Policies" for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring ECLs on investment securities and does not record an ACL on accrued interest receivable. As of June 30, 2023 and June 30, 2022, the accrued interest receivable for debt securities available for sale was $532 and $533, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

5.    Loans Held For Sale
Loans held for sale, at the lower of cost or fair value, consist of the following as of the dates indicated:

	June 30, 2023	June 30, 2022
One-to-four family	$—	$4,176
SBA	28,804	14,774
HELOCs	132,899	60,357
Total loans held for sale, at the lower of cost or fair value	$161,703	$79,307
The carrying balance of loans held for sale, at fair value, was $6,947 and $0 at June 30, 2023 and June 30, 2022, respectively, while the amortized cost of these loans was $6,902 and $0 at the same dates.
6. Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated:

	June 30, 2023	June 30, 2022
Commercial real estate loans
Construction and land development	$356,674	$291,202
Commercial real estate - owner occupied	529,721	335,658
Commercial real estate - non-owner occupied	901,685	662,159
Multifamily	81,827	81,086
Total commercial real estate loans	1,869,907	1,370,105
Commercial loans
Commercial and industrial	245,428	193,313
Equipment finance	462,211	394,541
Municipal leases	142,212	129,766
Total commercial loans	849,851	717,620
Residential real estate loans
Construction and land development	110,074	81,847
One-to-four family	529,703	354,203
HELOCs	187,193	160,137
Total residential real estate loans	826,970	596,187
Consumer loans	112,095	85,383
Total loans, net of deferred loan fees and costs	3,658,823	2,769,295
Allowance for credit losses – loans	(47,193)	(34,690)
Loans, net	$3,611,630	$2,734,605
(1) June 30, 2023 and 2022 accrued interest receivable of $14,101 and $7,969 was accounted for separately from the amortized cost basis.
As a result of HomeTrust's merger with Quantum on February 12, 2023, $561,933 in loans (net of purchase accounting adjustments) were added to the portfolio.
All qualifying one-to-four family loans, HELOCs, commercial real estate loans, and FHLB of Atlanta stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers, directors and their associates during the ordinary course of business. The aggregate amount of loans to related parties totaled approximately $215 and $231 at June 30, 2023 and 2022, respectively. In relation to these loans are unfunded commitments that totaled approximately $264 and $14 at June 30, 2023 and 2022, respectively.
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
Pass – A pass rated loan is not adversely classified because it does not display any of the characteristics for adverse classification.
Special Mention – A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, such potential weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention loans are not adversely classified and do not warrant adverse classification.
Substandard – A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor, or of the collateral pledged, if any. Loans classified as substandard generally have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility of loss if the deficiencies are not corrected.
Doubtful – A loan classified as doubtful has all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Loss – Loans classified as loss are considered uncollectible and of such little value that their continuing to be carried as a loan is not warranted. This classification is not necessarily equivalent to no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be effected in the future.
The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate, and consumer loans by origination year as of June 30, 2023:

	Term Loans By Origination Fiscal Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$27,234	$26,157	$5,469	$2,226	$1,560	$5,836	$287,615	$356,097
Special mention	—	73	—	—	—	—	—	73
Substandard	—	481	—	—	—	23	—	504
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	27,234	26,711	5,469	2,226	1,560	5,859	287,615	356,674
Commercial real estate - owner occupied
Risk rating
Pass	58,671	106,738	91,575	68,054	54,176	115,425	23,984	518,623
Special mention	—	177	909	2,017	361	3,437	—	6,901
Substandard	—	—	76	343	399	3,379	—	4,197
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	58,671	106,915	92,560	70,414	54,936	122,241	23,984	529,721
Commercial real estate - non-owner occupied
Risk rating
Pass	85,574	156,244	137,659	99,442	68,794	265,099	76,508	889,320
Special mention	—	—	—	—	—	4,047	5,301	9,348
Substandard	—	—	—	—	—	3,017	—	3,017
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner occupied	85,574	156,244	137,659	99,442	68,794	272,163	81,809	901,685
Multifamily
Risk rating
Pass	3,850	16,410	21,867	10,172	5,843	22,321	980	81,443
Special mention	—	—	—	—	28	61	—	89
Substandard	—	—	—	—	—	295	—	295
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	3,850	16,410	21,867	10,172	5,871	22,677	980	81,827
Total commercial real estate
Risk rating
Pass	$175,329	$305,549	$256,570	$179,894	$130,373	$408,681	$389,087	$1,845,483
Special mention	—	250	909	2,017	389	7,545	5,301	16,411
Substandard	—	481	76	343	399	6,714	—	8,013
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$175,329	$306,280	$257,555	$182,254	$131,161	$422,940	$394,388	$1,869,907

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$57,377	$72,662	$18,845	$13,849	$6,441	$21,620	$47,934	$238,728
Special mention	—	327	467	179	116	—	—	1,089
Substandard	—	13	28	605	858	43	3,649	5,196
Doubtful	—	9	8	—	134	—	260	411
Loss	—	—	—	—	—	4	—	4
Total commercial and industrial	57,377	73,011	19,348	14,633	7,549	21,667	51,843	245,428
Equipment finance
Risk rating
Pass	200,054	136,226	73,363	36,589	10,178	256	—	456,666
Special mention	805	808	140	441	344	—	—	2,538
Substandard	—	—	227	13	115	—	—	355
Doubtful	342	1,283	825	198	—	—	—	2,648
Loss	—	—	—	—	4	—	—	4
Total equipment finance	201,201	138,317	74,555	37,241	10,641	256	—	462,211
Municipal leases
Risk rating
Pass	31,462	27,910	14,292	8,212	9,838	43,251	7,247	142,212
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	31,462	27,910	14,292	8,212	9,838	43,251	7,247	142,212
Total commercial
Risk rating
Pass	$288,893	$236,798	$106,500	$58,650	$26,457	$65,127	$55,181	$837,606
Special mention	805	1,135	607	620	460	—	—	3,627
Substandard	—	13	255	618	973	43	3,649	5,551
Doubtful	342	1,292	833	198	134	—	260	3,059
Loss	—	—	—	—	4	4	—	8
Total commercial	$290,040	$239,238	$108,195	$60,086	$28,028	$65,174	$59,090	$849,851

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$671	$850	$—	$47	$—	$1,270	$107,096	$109,934
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	140	—	140
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	671	850	—	47	—	1,410	107,096	110,074
One-to-four family
Risk rating
Pass	78,574	122,091	109,669	51,927	31,491	120,331	10,122	524,205
Special mention	—	—	—	—	—	543	—	543
Substandard	185	125	—	204	55	4,356	—	4,925
Doubtful	—	—	—	—	—	29	—	29
Loss	—	—	—	—	—	1	—	1
Total one-to-four family	78,759	122,216	109,669	52,131	31,546	125,260	10,122	529,703
HELOCs
Risk rating
Pass	8,966	561	120	371	946	7,251	168,311	186,526
Special mention	—	—	—	—	—	—	—	—
Substandard	—	10	—	—	—	494	134	638
Doubtful	—	—	—	—	—	29	—	29
Loss	—	—	—	—	—	—	—	—
Total HELOCs	8,966	571	120	371	946	7,774	168,445	187,193
Total residential real estate
Risk rating
Pass	$88,211	$123,502	$109,789	$52,345	$32,437	$128,852	$285,529	$820,665
Special mention	—	—	—	—	—	543	—	543
Substandard	185	135	—	204	55	4,990	134	5,703
Doubtful	—	—	—	—	—	58	—	58
Loss	—	—	—	—	—	1	—	1
Total residential real estate	$88,396	$123,637	$109,789	$52,549	$32,492	$134,444	$285,663	$826,970

	Term Loans By Origination Fiscal Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$62,861	$17,913	$12,627	$8,954	$5,172	$2,847	$473	$110,847
Special mention	—	—	—	—	—	—	—	—
Substandard	302	211	242	247	54	154	37	1,247
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	1	—	—	1
Total consumer	$63,163	$18,124	$12,869	$9,201	$5,227	$3,001	$510	$112,095

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following tables present aging analyses of past due loans (including nonaccrual loans) by segment and class for the periods indicated:

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
June 30, 2023
Commercial real estate
Construction and land development	$—	$—	$—	$356,674	$356,674
Commercial real estate - owner occupied	1,514	76	1,590	528,131	529,721
Commercial real estate - non-owner occupied	—	—	—	901,685	901,685
Multifamily	—	—	—	81,827	81,827
Total commercial real estate	1,514	76	1,590	1,868,317	1,869,907
Commercial
Commercial and industrial	873	403	1,276	244,152	245,428
Equipment finance	826	1,837	2,663	459,548	462,211
Municipal leases	—	—	—	142,212	142,212
Total commercial	1,699	2,240	3,939	845,912	849,851
Residential real estate
Construction and land development	—	132	132	109,942	110,074
One-to-four family	1,698	1,060	2,758	526,945	529,703
HELOCs	379	769	1,148	186,045	187,193
Total residential real estate	2,077	1,961	4,038	822,932	826,970
Consumer	320	288	608	111,487	112,095
Total loans	$5,610	$4,565	$10,175	$3,648,648	$3,658,823

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
June 30, 2022
Commercial real estate
Construction and land development	$—	$—	$—	$291,202	$291,202
Commercial real estate - owner occupied	—	52	52	335,606	335,658
Commercial real estate - non-owner occupied	—	—	—	662,159	662,159
Multifamily	—	—	—	81,086	81,086
Total commercial real estate	—	52	52	1,370,053	1,370,105
Commercial
Commercial and industrial	255	—	255	193,058	193,313
Equipment finance	186	56	242	394,299	394,541
Municipal leases	—	—	—	129,766	129,766
Total commercial	441	56	497	717,123	717,620
Residential real estate
Construction and land development	115	22	137	81,710	81,847
One-to-four family	910	1,394	2,304	351,899	354,203
HELOCs	283	122	405	159,732	160,137
Total residential real estate	1,308	1,538	2,846	593,341	596,187
Consumer	330	177	507	84,876	85,383
Total loans	$2,079	$1,823	$3,902	$2,765,393	$2,769,295

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the year ended June 30, 2023.

	June 30, 2023	June 30, 2022	90 Days + & Still Accruing as of June 30, 2023	Nonaccrual with No ACL as of June 30, 2023	Interest Income Recognized
Commercial real estate
Construction and land development	$23	$67	$—	$—	$2
Commercial real estate - owner occupied	517	706	—	—	17
Commercial real estate - non-owner occupied	—	5	—	—	6
Multifamily	84	103	—	—	7
Total commercial real estate	624	881	—	—	32
Commercial
Commercial and industrial	1,222	1,951	—	—	120
Equipment finance	2,862	270	—	—	176
Municipal leases	106	—	—	—	6
Total commercial	4,190	2,221	—	—	302
Residential real estate
Construction and land development	132	137	—	—	3
One-to-four family	1,935	1,773	—	—	60
HELOCs	957	724	—	—	46
Total residential real estate	3,024	2,634	—	—	109
Consumer	477	384	—	—	18
Total loans	$8,315	$6,120	$—	$—	$461
TDRs are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. The above table excludes $8,231 and $9,818 of TDRs that were performing under their restructured payment terms as of June 30, 2023 and June 30, 2022, respectively.
The following tables present analyses of the ACL on loans by segment for the period indicated below. In addition to the provision (benefit) for credit losses on loans presented below, provisions (benefits) of $253 and $981 for off-balance sheet credit exposures and $(250) and $(100) for commercial paper were recorded during the fiscal years ended June 30, 2023 and June 30, 2022, respectively. For the year ended June 30, 2023, $4,921 and $369 of the provision for credit losses were recognized to establish ACLs on Quantum's loan portfolio and off-balance-sheet credit exposure, respectively.

	Year Ended June 30, 2023
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$13,414	$12,036	$7,611	$1,629	$34,690
Provision for credit losses	6,981	6,397	1,393	618	15,389
Initial ACL on PCD loans	292	72	5	—	369
Charge-offs	—	(3,796)	(192)	(517)	(4,505)
Recoveries	3	507	467	273	1,250
Net recoveries (charge-offs)	3	(3,289)	275	(244)	(3,255)
Balance at end of period	$20,690	$15,216	$9,284	$2,003	$47,193

	Year Ended June 30, 2022
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$15,084	$9,663	$8,185	$2,536	$35,468
Provision (benefit) for credit losses	(2,273)	3,110	(1,423)	(886)	(1,472)
Charge-offs	(485)	(1,728)	(116)	(183)	(2,512)
Recoveries	1,088	991	965	162	3,206
Net recoveries (charge-offs)	603	(737)	849	(21)	694
Balance at end of period	$13,414	$12,036	$7,611	$1,629	$34,690

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

	Type and Extent of Collateral Securing CDAs				Non-CDAs
June 30, 2023	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$356,674	$356,674
Commercial real estate - owner occupied	—	—	1,045	—	528,676	529,721
Commercial real estate - non-owner occupied	—	—	3,018	—	898,667	901,685
Multifamily	—	—	—	—	81,827	81,827
Total commercial real estate	—	—	4,063	—	1,865,844	1,869,907
Commercial
Commercial and industrial	—	—	—	811	244,617	245,428
Equipment finance	—	—	—	342	461,869	462,211
Municipal leases	—	—	—	—	142,212	142,212
Total commercial	—	—	—	1,153	848,698	849,851
Residential real estate
Construction and land development	—	—	—	—	110,074	110,074
One-to-four family	752	—	—	—	528,951	529,703
HELOCs	—	—	—	—	187,193	187,193
Total residential real estate	752	—	—	—	826,218	826,970
Consumer	—	—	—	—	112,095	112,095
Total	$752	$—	$4,063	$1,153	$3,652,855	$3,658,823
Total collateral value	$1,435	$—	$9,202	$—

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Type and Extent of Collateral Securing CDAs				Non-CDAs
June 30, 2022	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$291,202	$291,202
Commercial real estate - owner occupied	—	—	—	—	335,658	335,658
Commercial real estate - non-owner occupied	—	—	—	—	662,159	662,159
Multifamily	—	—	—	—	81,086	81,086
Total commercial real estate	—	—	—	—	1,370,105	1,370,105
Commercial
Commercial and industrial	—	—	—	2,594	190,719	193,313
Equipment finance	—	—	—	—	394,541	394,541
Municipal leases	—	—	—	—	129,766	129,766
Total commercial	—	—	—	2,594	715,026	717,620
Residential real estate
Construction and land development	—	—	—	—	81,847	81,847
One-to-four family	1,318	—	—	—	352,885	354,203
HELOCs	—	—	—	—	160,137	160,137
Total residential real estate	1,318	—	—	—	594,869	596,187
Consumer	—	—	—	—	85,383	85,383
Total	$1,318	$—	$—	$2,594	$2,765,383	$2,769,295
Total collateral value	$2,443	$—	$—	$69
The following table presents a breakdown of the types of concessions made on TDRs by loan class for the periods indicated below:

	Year Ended June 30,
	2023			2022			2021
	# of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	# of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	# of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Below market interest rate
Commercial
Commercial and industrial	5	$569	$565	1	$275	$260	—	$—	$—
Residential real estate
One-to-four family	1	21	17	1	124	120	—	—	—
Consumer	1	10	9	—	—	—	—	—	—
Total below market interest rate	7	600	591	2	399	380	—	—	—

Extended payment terms
Residential real estate
One-to-four family	—	—	—	1	35	34	—	—	—
Consumer	—	—	—	1	50	51	2	28	27
Total extended payment terms	—	—	—	2	85	85	2	28	27

Other TDRs
Commercial real estate
Multifamily	—	—	—	—	—	—	1	4,408	3,421
Commercial
Commercial and industrial	—	—	—	2	840	826	—	—	—
Residential real estate
Construction and land development	—	—	—	—	—	—	1	225	213
One-to-four family	—	—	—	2	93	91	4	269	256
HELOCs	—	—	—	1	18	18	2	53	74
Consumer	4	48	32	6	74	61	14	207	144
Total other TDRs	4	48	32	11	1,025	996	22	5,162	4,108
Total	11	$648	$623	15	$1,509	$1,461	24	$5,190	$4,135

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the periods indicated:

	Year Ended June 30,
	2023		2022		2021
	# of Loans	Recorded Investment	# of Loans	Recorded Investment	# of Loans	Recorded Investment
Below market interest rate
Commercial loans
Commercial and industrial	4	$224	—	$—	—	$—
Total below market interest rate	4	224	—	—	—	—

Other TDRs
Consumer	1	—	1	25	1	30
Total other TDRs	1	—	1	25	1	30
Total	5	$224	1	$25	1	$30
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
Off-Balance Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At June 30, 2023, the ACL on off-balance sheet credit exposures included in other liabilities was $3,557.
7. Premises and Equipment
Premises and equipment as of the dates indicated consist of the following:

	June 30, 2023	June 30, 2022
Land	$26,496	$24,332
Office buildings	75,357	68,385
Furniture, fixtures and equipment	19,899	16,550
Total	121,752	109,267
Less: accumulated depreciation	(48,581)	(40,173)
Premises and equipment, net	$73,171	$69,094
Depreciation expense associated with premises and equipment was $4,152, $3,986, and $3,634 for the years ended June 30, 2023, 2022, and 2021, respectively.
8. Goodwill and Core Deposit Intangibles
The carrying amount of the Company's goodwill was $34,111 and $25,638 as of June 30, 2023 and 2022. The increase between periods was a result of the $8,473 in goodwill associated with the Company's merger with Quantum, computed as shown in "Note 3 – Merger with Quantum". The Company also recorded $12,210 of core deposit intangibles associated with the merger with Quantum, to be amortized over the next 10 years on an accelerated basis. Amortization expense related to core deposit intangibles was $1,525, $250, and $735 for the years ended June 30, 2023, 2022, and 2021, respectively. As of June 30, 2023, the estimated amortization expense is as follows:

2024	$3,048
2025	2,060
2026	1,498
2027	1,104
2028	822
Thereafter	2,246
Total	$10,778

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

9. Deposits
Deposit accounts at the dates indicated consist of the following:

	June 30, 2023	June 30, 2022
Noninterest-bearing accounts	$825,481	$745,746
NOW accounts	611,105	654,981
Money market accounts	1,241,840	969,661
Savings accounts	212,220	238,197
Certificates of deposit	710,522	491,176
Total	$3,601,168	$3,099,761
As a result of the Company's merger with Quantum on February 12, 2023, $570,602 in deposits were assumed, net of purchase accounting adjustments. Deposits received from executive officers, directors and their associates totaled approximately $5,130 and $1,012 at June 30, 2023 and 2022, respectively.
As of June 30, 2023, scheduled maturities of certificates of deposit are as follows:

2024	$642,841
2025	51,466
2026	7,702
2027	4,827
2028	3,686
Thereafter	—
Total	$710,522
Certificates of deposit with balances of $250 or greater totaled $120,666 and $156,558 at June 30, 2023 and 2022, respectively. Generally, deposit amounts in excess of $250 are not federally insured.
10. Borrowings
Junior Subordinated Debentures
On February 21, 2007, Quantum formed a Connecticut statutory trust, Quantum Capital Statutory Trust II (the "Trust"), which issued $11,000 of trust preferred securities that were designed to qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of the Trust were owned by Quantum. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $11,341 of junior subordinated debentures of Quantum. As a result of its merger with Quantum on February 12, 2023, HomeTrust became the 100% successor owner of the Trust.
The trust preferred securities accrue and pay quarterly distributions at a floating rate of 3-month LIBOR plus 194 basis points, which was 7.49% at June 30, 2023. Due to the cessation of the publication of 3-month LIBOR as of June 30, 2023, beginning July 1, 2023, the trust preferred securities will accrue and pay quarterly distributions at a floating rate of 3-month Term SOFR plus 2.20%, which was 7.47% at June 30, 2023. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent the Trust has insufficient funds with which to make the distributions and other payments. The net combined effect of all documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.
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
Other Borrowings
Borrowings, other than junior subordinated debt, consist of the following at the dates indicated:

	June 30, 2023		June 30, 2022
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances (short-term)	$180,000	5.19%	$—	—%
FRB advances (short-term)	257,000	5.25	—	—
Revolving lines of credit	20,263	8.75	—	—
Total other borrowings	$457,263	5.38%	$—	—%
All qualifying one-to-four family loans, HELOCs, commercial real estate loans, and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction, indirect auto, and municipal leases are pledged as collateral to secure outstanding FRB advances. At June 30, 2023 and 2022, the Company had the ability to borrow $22,673 and $277,561, respectively, through FHLB advances and $91,316 and $68,230, respectively, through the unused portion of a line of credit with the FRB. During the year ended June 30, 2021, the Company paid $22,690 in prepayment penalties on FHLB advances. No such penalties were incurred during the years ended June 30, 2023 and 2022.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

At June 30, 2023 and 2022, the Company maintained revolving lines of credit with three unaffiliated banks, the unused portion of which totaled $144,737 and $120,000, respectively. At June 30, 2023, HomeTrust had drawn $20,263 on a $40,000 revolving line of credit which bears interest at The Wall Street Journal prime rate plus 50 basis points, maturing on January 30, 2024, although the term may be extended for an additional year two times if no events of default have occurred.
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

	June 30, 2023	June 30, 2022
Supplemental balance sheet information
ROU assets	$9,674	$5,846
Lease liabilities	$10,790	$6,641
Weighted-average remaining lease terms (years)	9.2	10.8
Weighted-average discount rate	3.32%	2.90%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at June 30, 2023:

Fiscal year ending June 30
2024	$1,720
2025	1,652
2026	1,538
2027	1,565
2028	1,590
Thereafter	4,662
Total undiscounted minimum lease payments	12,727
Less: amount representing interest	(1,937)
Total lease liability	$10,790
The following table presents components of operating lease expense as of the dates indicated:

	Year Ended June 30,
	2023	2022
Operating lease cost (included in occupancy expense, net)	$1,515	$1,559
Variable lease cost (included in occupancy expense, net)	228	9
Sublease income (included in other noninterest income)	(169)	(189)
Total operating lease expense, net	$1,574	$1,379
As Lessee - Finance Lease
During the year ended June 30, 2023, the Company purchased the property associated with the finance lease reported historically. The Company purchased the property for $1,249, terminating the existing land lease. Prior to the purchase, for the years ended June 30, 2023 and 2022, interest expense on the lease liability totaled $60 and $93, respectively.
Supplemental lease cash flow information as of the dates indicated:

	Year Ended June 30,
	2023	2022
ROU assets - noncash additions (operating leases)	$5,179	$1,186
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	1,245	1,438
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	89	134
As Lessor - General
The Company leases equipment to commercial end users under operating and finance lease arrangements. The Company's equipment finance leases consist mainly of construction, transportation, healthcare, and manufacturing equipment. Many of its operating and finance leases offer the lessee the option to purchase the equipment at fair value or for a fixed purchase option; and most of the leases that do not have a purchase

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

option include renewal provisions resulting in some leases continuing beyond initial contractual terms. The Company's leases do not include early termination options, and continued rent payments are due if leased equipment is not returned at the end of the lease.
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to seven years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $21,749 and $20,075 with a residual value of $13,267 and $12,874 as of June 30, 2023 and 2022, respectively.
The following table presents total equipment finance operating lease income and depreciation expense as of the dates indicated:

	Year Ended June 30,
	2023	2022
Operating lease income	$5,471	$6,392
Depreciation expense	4,873	5,362
The following schedule summarizes aggregate future minimum lease payments to be received at June 30, 2023:

Fiscal year ending June 30
2024	$5,354
2025	3,246
2026	1,989
2027	465
2028	230
Thereafter	366
Total of future minimum payments	$11,650
As Lessor - Finance Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loans segment of the loan portfolio. For the years ended June 30, 2023 and 2022, interest income on equipment finance leases totaled $3,390 and $3,057, respectively.
The lease receivable component of finance lease net investment included within equipment finance class of financing receivables was $70,605 and $62,188 at June 30, 2023 and 2022, respectively.
The following schedule summarizes, as of June 30, 2023, aggregate future minimum finance lease payments to be received:

Fiscal year ending June 30
2024	$23,861
2025	19,779
2026	15,677
2027	10,623
2028	5,294
Thereafter	3,927
Total undiscounted minimum payments	79,161
Less: amount representing interest	(8,556)
Total lease receivable	$70,605
12. Income Taxes
Income tax expense as of the dates indicated consisted of:

	Year Ended June 30,
	2023	2022	2021
Current
Federal	$11,119	$2,411	$(340)
State	1,874	730	188
Total current expense (benefit)	12,993	3,141	(152)
Deferred
Federal	(377)	5,992	3,374
State	(56)	592	199
Total deferred expense (benefit)	(433)	6,584	3,573
Total income tax expense	$12,560	$9,725	$3,421

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences for the periods indicated:

	Year Ended June 30,
	2023		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate
Tax at federal income tax rate	$12,004	21%	$9,529	21%	$4,010	21%
Increase (decrease) resulting from
Tax exempt income	(830)	(1)	(844)	(2)	(911)	(5)
State tax, net of federal benefit	1,417	2	818	2	306	2
Other	(31)	—	222	—	16	—
Total	$12,560	22%	$9,725	21%	$3,421	18%
The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at June 30, 2023 and 2022 are presented below:

	June 30, 2023	June 30, 2022
Deferred tax assets
Allowance for credit losses	$11,822	$8,796
Deferred compensation and post-retirement benefits	8,214	8,407
Impairments on real estate owned	26	61
Net operating loss carryforward	2,806	3,353
Discount from business combinations	974	1,228
Unrealized loss on debt securities held for sale	1,225	718
Share-based compensation expense	1,514	1,860
Operating lease liability	2,513	1,525
Other	1,463	1,127
Total deferred tax assets	30,557	27,075
Deferred tax liabilities
Depreciable basis of fixed assets	(9,992)	(7,874)
Deferred loan costs	(668)	(774)
FHLB stock, book basis in excess of tax	(90)	(89)
BOLI available for redemption	(5,163)	(4,679)
Operating lease ROU asset	(2,253)	(1,343)
Other	(1,479)	(829)
Total deferred tax liabilities	(19,645)	(15,588)
Net deferred tax assets	$10,912	$11,487
The Company had federal NOL carry forwards of $13,207 and $15,967 as of June 30, 2023 and June 30, 2022, respectively, with a recorded tax benefit of $2,806 and $3,353 included in deferred tax assets. The majority of these NOLs will expire for federal tax purposes from 2031 through 2036, if not previously used.
Retained earnings at June 30, 2023 and 2022 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2019.
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
The Company’s expense for 401(k) contributions to this plan was $987, $911, and $914 for the years ended June 30, 2023, 2022, and 2021, respectively. The Company's expense related to the ESOP for the fiscal years ended June 30, 2023, 2022, and 2021 was $1,279, $1,502, and $1,125, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Shares held by the ESOP at the dates indicated include the following:

	June 30, 2023	June 30, 2022
Unallocated ESOP shares	476,100	529,000
Allocated ESOP shares	555,450	502,550
ESOP shares committed to be released	26,450	26,450
Total ESOP shares	1,058,000	1,058,000
Fair value of unallocated ESOP shares	$9,946	$14,759
Post-retirement health care benefits are provided to certain key current and former officers under the Company’s Executive Medical Care Plan (“EMCP”). The EMCP is unfunded and is not qualified under the IRC. Plan expense for the years ended June 30, 2023, 2022, and 2021 was $50, $219, and $263, respectively. Total accrued expenses related to this plan included in other liabilities were $5,425 and $5,533 as of June 30, 2023 and 2022, respectively.
14. Deferred Compensation Agreements
The Company’s Director Emeritus Plans (“Plans”) provide certain benefits to Emeritus Directors for providing current advisory services to the Company. The Plans are unfunded and are not qualified under the IRC. Plan benefits vary by participant and are payable to a designated beneficiary in the event of death. The Company records an expense based on the present value of expected future benefits. Plan expenses for the years ended June 30, 2023, 2022, and 2021 were $305, $313, and $392, respectively. Total accrued expenses related to these plans included in other liabilities were $6,881 and $7,224 as of June 30, 2023 and 2022, respectively.
The Company has deferred compensation agreements with certain members of the Company’s Board of Directors. The future payments related to these agreements are to be funded with life insurance contracts which are payable to the Company at the time of the director’s death. For the years ended June 30, 2023, 2022, and 2021 deferred compensation expense was $5, $7, and $18, respectively.
The net cash surrender value of the related life insurance policies and deferred compensation liability are detailed below:

	June 30, 2023	June 30, 2022
Net cash surrender value of life insurance, related to deferred compensation	$415	$407
Deferred compensation liability, included in other liabilities	376	430
Long term deferred compensation and supplemental retirement plans are provided to certain key current and former officers. These plans are unfunded and are not qualified under the IRC. The benefits will vary by participant and are payable to a designated beneficiary in the event of death. Plan expenses for the years ended June 30, 2023, 2022, and 2021 were $581, $616, and $653, respectively. Total accrued expenses related to these plans included in other liabilities were $16,749 and $17,048 as of June 30, 2023 and 2022, respectively.
In addition, the Company has a deferred compensation plan provided to certain former officers and directors. The plan allows the participants to defer any of their annual compensation, including bonus payments, up to the maximum allowed for each participant. The plan is unfunded and is not qualified under the IRC. Plan expenses for the years ended June 30, 2023, 2022, and 2021 were $208, $150, and $164, respectively. The total deferred compensation plan payable included in other liabilities was $4,299 and $4,435 as of June 30, 2023 and 2022, respectively.
15. Equity Incentive Plan
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
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the dates indicated below:

	Year Ended June 30,
	2023	2022	2021
Share-based compensation expense	$1,854	$2,152	$2,102
Tax benefit	436	508	494

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents stock option activity and related information for the periods indicated below:

	Options	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2021	1,319,456	$19.07	3.9	$11,657
Granted	47,850	30.90
Exercised	(413,636)	14.70
Forfeited	(24,800)	23.96
Options outstanding at June 30, 2022	928,870	$21.49	4.1	$4,036
Exercisable at June 30, 2022	756,720	$20.24	3.3	$3,971
Non-vested at June 30, 2022	172,150	$26.96	7.5	$65

Options outstanding at June 30, 2022	928,870	$21.49	4.1	$4,036
Granted	5,000	24.07
Exercised	(352,096)	14.59
Forfeited	(12,550)	25.47
Options outstanding at June 30, 2023	569,224	$25.69	5.1	$141
Exercisable at June 30, 2023	493,264	$25.40	4.6	$141
Non-vested at June 30, 2023	75,960	$27.56	7.9	$—
Assumptions used in estimating the fair value of option granted during the periods indicated were as follows:

	Year Ended June 30,
	2023	2022
Weighted-average volatility	27.79%	28.01%
Expected dividend yield	1.62%	1.13%
Risk-free interest rate	3.11%	2.02%
Expected life (years)	6.5	6.5
Weighted-average fair value of options granted	$6.77	$8.60
At June 30, 2023, the Company had $478 of unrecognized compensation expense related to 75,960 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.6 years at June 30, 2023. At June 30, 2022, the Company had $954 of unrecognized compensation expense related to 172,150 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.6 years at June 30, 2022.
The table below presents restricted stock award activity and related information:

	Restricted Stock Awards(1)	Performance-Based Restricted Stock Units(2)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at June 30, 2021	120,795	30,780	$25.06	$4,229
Granted	42,123	9,556	31.18	—
Vested	(46,626)	(7,118)	25.22	—
Forfeited	(13,600)	—	25.27	—
Non-vested at June 30, 2022	102,692	33,218	$27.40	$2,345
Granted	57,839	21,005	27.24	—
Vested	(41,590)	(13,861)	27.38	—
Forfeited	(10,090)	(3,032)	27.32	—
Non-vested at June 30, 2023	108,851	37,330	$27.32	$3,054
(1)Restricted stock awards are scheduled to vest over 1.0 year for director awards and 5.0 years for employee awards.
(2)Performance-based restricted stock units are scheduled to vest over 3.0 years assuming the applicable financial goals are met.
At June 30, 2023, unrecognized compensation expense was $3,154 related to 146,181 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.8 years at June 30, 2023. At June 30, 2022, unrecognized compensation expense was $2,771 related to 135,910 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.6 years at June 30, 2022.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

16. Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Year Ended June 30,
	2023	2022	2021
Numerator
Net income	$44,604	$35,653	$15,675
Allocation of earnings to participating securities	(411)	(310)	(145)
Numerator for basic EPS - Net income available to common stockholders	$44,193	$35,343	$15,530
Effect of dilutive securities
Dilutive effect of participating securities	—	—	4
Numerator for diluted EPS	$44,193	$35,343	$15,534
Denominator
Weighted-average common shares outstanding - basic	15,698,618	15,516,173	16,078,066
Dilutive effect of assumed exercise of stock options	82,888	294,236	417,049
Weighted-average common shares outstanding - diluted	15,781,506	15,810,409	16,495,115
Net income per share - basic	$2.82	$2.27	$0.96
Net income per share - diluted	$2.80	$2.23	$0.94
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 537,524 and 96,350 stock options that were anti-dilutive as of June 30, 2023 and 2022, respectively.
17. Commitments and Contingencies
Loan Commitments - Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At June 30, 2023 and June 30, 2022, respectively, loan commitments (excluding $220,818 and $312,893 of undisbursed portions of construction loans) totaled $86,393 and $104,745 of which $45,533 and $23,159 were variable rate commitments and $40,860 and $81,586 were fixed rate commitments. The fixed rate loans had interest rates ranging from 1.74% to 11.00% at June 30, 2023 and 1.41% to 9.00% at June 30, 2022, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $608,169 and $485,239 at June 30, 2023 and 2022, respectively. These amounts represent the Company’s exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers.
The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments such as TBAs, mandatory delivery commitments with investors, or best efforts forward sale commitments with investors. The fair value of these interest rate lock commitments was not material at June 30, 2023 or June 30, 2022.
SBIC Commitments - As of June 30, 2023, the Company had committed $24,000 across eight SBIC investments with $7,984 remaining to be drawn, while as of June 30, 2022, the Company had committed $21,000 across seven SBIC investments with $7,893 remaining to be drawn. Although the remaining capital commitments may or may not be called in the future, under the terms of the associated limited partnership agreements, the Company's exposure will not extend beyond the amount of the original commitments.
Restrictions on Cash - In response to COVID-19, the FRB reduced the reserve requirements to zero on March 15, 2020. Prior to this change the Bank was required by regulation to maintain a varying cash reserve balance with the FRB.
Guarantees - Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of June 30, 2023 and 2022 were $35,007 and $18,362, respectively. There was no liability recorded for these letters of credit at June 30, 2023 or June 30, 2022.
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
At June 30, 2023, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. Consistent with the Company's goals to operate a sound and profitable organization, its policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at June 30, 2023 under applicable regulatory requirements.
HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
June 30, 2023
CET1 Capital (to risk-weighted assets)	$437,768	10.60%	$185,794	4.50%	$268,370	6.50%
Tier 1 Capital (to total adjusted assets)	447,738	10.39	172,328	4.00	215,411	5.00
Tier 1 Capital (to risk-weighted assets)	447,738	10.84	247,726	6.00	330,301	8.00
Total Risk-based Capital (to risk-weighted assets)	487,298	11.80	330,301	8.00	412,876	10.00

June 30, 2022
CET1 Capital (to risk-weighted assets)	$372,797	10.76%	$155,844	4.50%	$225,108	6.50%
Tier 1 Capital (to total adjusted assets)	372,797	10.50	142,028	4.00	177,535	5.00
Tier 1 Capital (to risk-weighted assets)	372,797	10.76	207,792	6.00	277,057	8.00
Total Risk-based Capital (to risk-weighted assets)	395,962	11.43	277,057	8.00	346,321	10.00

HomeTrust Bank
June 30, 2023
CET1 Capital (to risk-weighted assets)	$459,871	11.14%	$185,791	4.50%	$268,365	6.50%
Tier 1 Capital (to total adjusted assets)	459,871	10.68	172,221	4.00	215,277	5.00
Tier 1 Capital (to risk-weighted assets)	459,871	11.14	247,721	6.00	330,295	8.00
Total Risk-based Capital (to risk-weighted assets)	499,431	12.10	330,295	8.00	412,869	10.00

June 30, 2022
CET1 Capital (to risk-weighted assets)	$358,600	10.35%	$155,844	4.50%	$225,108	6.50%
Tier 1 Capital (to total adjusted assets)	358,600	10.11	141,814	4.00	177,267	5.00
Tier 1 Capital (to risk-weighted assets)	358,600	10.35	207,792	6.00	277,057	8.00
Total Risk-based Capital (to risk-weighted assets)	381,765	11.02	277,057	8.00	346,321	10.00
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
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of June 30, 2023, the Company's and Bank's risk-based capital exceeded the required capital contribution buffer.
Dividends paid by HomeTrust Bank are limited, without prior regulatory approval, to current year earnings and earnings less dividends paid during the preceding two years.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

19. Parent Company Only Condensed Financial Information
The following tables present parent company only condensed financial information:

Condensed Balance Sheets	June 30, 2023	June 30, 2022
Assets
Cash and cash equivalents	$924	$6,852
Investment in bank subsidiary	493,289	374,648
ESOP loan receivable	5,630	6,154
Other assets	1,626	1,252
Total assets	$501,469	$388,906
Liabilities and stockholders’ equity
Junior subordinated debt	$9,971	$—
Revolving line of credit	20,263	—
Other liabilities	49	61
Stockholders’ equity	471,186	388,845
Total liabilities and stockholders’ equity	$501,469	$388,906

	Year Ended June 30,
Condensed Statements of Income	2023	2022	2021
Income
Interest income	$137	$149	$158
Equity in undistributed bank subsidiary income	45,867	36,281	16,246
Total income	46,004	36,430	16,404
Expense
Interest expense - junior subordinated debt	327	—	—
Interest expense - revolving line of credit	663	—	—
Management fee expense	528	516	474
Other	270	261	255
Total expense	1,788	777	729
Income before income taxes	44,216	35,653	15,675
Income tax benefit	(388)	—	—
Net income	$44,604	$35,653	$15,675

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Year Ended June 30,
Condensed Statement of Cash Flows	2023	2022	2021
Operating activities
Net income	$44,604	$35,653	$15,675
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of REO	—	(3)	—
Increase in other assets	(348)	(11)	(435)
Equity in undistributed bank subsidiary income	(45,867)	(36,281)	(16,246)
ESOP compensation expense	1,279	1,502	1,125
Share-based compensation expense	1,854	2,152	2,102
Decrease in other liabilities	(256)	(37)	(61)
Net cash provided by operating activities	1,266	2,975	2,160
Investing activities
Increase in investment in bank subsidiary	(1,490)	(1,707)	(1,330)
Dividends from bank subsidiary	15,000	38,389	21,416
ESOP principal payments received	524	511	253
Proceeds from sale of REO	—	146	—
Net cash paid in merger	(15,330)	—	—
Net cash provided by (used in) investing activities	(1,296)	37,339	20,339
Financing activities
Net increase in revolving line of credit	20,263	—	—
Repayment of long-term debt	(24,728)	—	—
Common stock repurchased	—	(43,348)	(16,155)
Cash dividends paid	(6,229)	(5,452)	(5,018)
Retired stock	(344)	(345)	(204)
Exercised stock options	5,140	6,081	4,592
Net cash used in financing activities	(5,898)	(43,064)	(16,785)
Net increase (decrease) in cash and cash equivalents	(5,928)	(2,750)	5,714
Cash and cash equivalents at beginning of period	6,852	9,602	3,888
Cash and cash equivalents at end of period	$924	$6,852	$9,602
20. Fair Value of Financial Instruments
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
U.S government agencies	$14,714	$—	$14,714	$—
MBS, residential	107,414	—	107,414	—
Municipal bonds	3,388	—	3,388	—
Corporate bonds	26,410	—	26,410	—
Total debt securities available for sale	$151,926	$—	$151,926	$—

Loans held for sale	$6,947	$—	$6,947	$—

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
U.S government agencies	$18,459	$—	$18,459	$—
MBS, residential	47,233	—	47,233	—
Municipal bonds	5,558	—	5,558	—
Corporate bonds	55,728	—	55,728	—
Total debt securities available for sale	$126,978	$—	$126,978	$—
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
There were no transfers between levels during the years ended June 30, 2023 and 2022.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate - owner occupied	$364	$—	$—	$364
Commercial loans
Commercial and industrial	167	—	—	167
Total	$531	$—	$—	$531

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial loans
Commercial and industrial	$415	$—	$—	$415
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of June 30, 2023 and June 30, 2022, are summarized below:

	June 30, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$303,497	$303,497	$303,497	$—	$—
Certificates of deposit in other banks	33,152	33,152	—	33,152	—
Debt securities available for sale, at fair value	151,926	151,926	—	151,926	—
FHLB and FRB stock	20,208	N/A	N/A	N/A	N/A
SBIC investments, at cost	14,927	14,927	—	—	14,927
Loans held for sale, at fair value	6,947	6,947	6,947	—	—
Loans held for sale, at the lower of cost or fair value	161,703	163,874	—	—	163,874
Loans, net	3,611,630	3,455,390	—	—	3,455,390
Accrued interest receivable	14,829	14,829	99	410	14,320
Liabilities
Noninterest-bearing and NOW deposits	1,436,586	1,436,586	—	1,436,586	—
Money market accounts	1,241,840	1,241,840	—	1,241,840	—
Savings accounts	212,220	212,220	—	212,220	—
Certificates of deposit	710,522	701,965	—	701,965	—
Junior subordinated debt	9,971	9,746	—	9,746	—
Borrowings	457,263	457,213	—	457,213	—
Accrued interest payable	3,537	3,537	—	3,537	—

	June 30, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$105,119	$105,119	$105,119	$—	$—
Commercial paper, net	194,427	194,427	194,427	—	—
Certificates of deposit in other banks	23,551	23,551	—	23,551	—
Debt securities available for sale, at fair value	126,978	126,978	—	126,978	—
FHLB and FRB stock	9,326	N/A	N/A	N/A	N/A
SBIC investments, at cost	12,758	12,758	—	—	12,758
Loans held for sale	79,307	80,489	—	—	80,489
Loans, net	2,734,605	2,687,293	—	—	2,687,293
Accrued interest receivable	8,573	8,573	24	580	7,969
Liabilities
Noninterest-bearing and NOW deposits	1,400,727	1,400,727	—	1,400,727	—
Money market accounts	969,661	969,661	—	969,661	—
Savings accounts	238,197	238,197	—	238,197	—
Certificates of deposit	491,176	485,452	—	485,452	—
Accrued interest payable	80	80	—	80	—
The Company had off-balance sheet financial commitments, which include approximately $950,387 and $921,239 of commitments to originate loans, undisbursed portions of construction loans, unused lines of credit, and standing letters of credit at June 30, 2023 and 2022, respectively (see "Note 17 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2023 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023, utilizing the framework established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by SEC guidance, management excluded from its assessment the operations of the Quantum Capital Corp., which the Company merged with on February 12, 2023 as described in “Note 3 – Merger with Quantum” of the Notes to Consolidated Financial Statements included in Item 8 in this report. Quantum Capital Corp. represented 14.3% of the consolidated total assets as of June 30, 2023. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2023 was effective.
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
FORVIS, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in Item 8 of this Form 10-K. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of June 30, 2023.
Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item will be contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders being held on November 13, 2023, and is incorporated herein by reference.
Item 11. Executive Compensation
The information called for by this Item will be contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders being held on November 13, 2023, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on November 13, 2023, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

The information concerning our equity incentive plan required by this item is set forth below.

	# of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	# of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	569,224	$25.69	863,924
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item will be contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders being held on November 13, 2023, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information called for by this Item will be contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders being held on November 13, 2023, and is incorporated herein by reference.
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
(a)(3) Exhibits: See Exhibit Index.
(b) Exhibits: The following exhibits are filed as part of this Form 10-K and this list constitutes the Exhibit Index.

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

2.1	Agreement and Plan of Merger, dated as of September 20, 2016, by and between HomeTrust Bancshares, Inc. and TriSummit Bancorp, Inc.	(a)
2.2	Purchase and Assumption Agreement, dated as of June 9, 2014, between Bank of America, National Association and HomeTrust Bank	(b)
2.3	Agreement and Plan of Merger, dated as of January 22, 2014, by and between HomeTrust Bancshares, Inc. and Jefferson Bancshares, Inc.	(c)
2.4	Agreement and Plan of Merger, dated as of July 24, 2022, by and between HomeTrust Bancshares, Inc. and Quantum Capital Corp.	(r)
3.1	Charter of HomeTrust Bancshares, Inc.	(d)
3.2	Amended and Restated Bylaws of HomeTrust Bancshares, Inc.	3.2
4.1	Description of HomeTrust Bancshares, Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	4.1
10.1	HomeTrust Bancshares, Inc. Senior Leadership Incentive Plan (formerly known as Operating Committee Incentive Program)	(v)
10.2	Amended and Restated Employment and Transition Agreement between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(v)
10.3	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(s)
10.3B	Amendment No. 2 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.3C	Amendment No. 3 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(q)
10.3D	Amendment No. 4 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(e)
10.4	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony J. VunCannon	(g)
10.4A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony VunCannon	(v)
10.5	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(d)
10.6	Amendment No. 1 to SERP	(m)
10.7	Amendment No. 2 to SERP	(l)

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(d)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(d)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(d)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(d)
10.7E	SERP Joinder Agreement for Stan Allen	(d)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(d)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(d)
10.7H	SERP Joinder Agreement for William T. Flynt	(d)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(i)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(d)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(d)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(d)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(d)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(d)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(d)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(d)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(d)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(d)
10.9A	Amendment No. 1 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9B	Form of Joinder Agreement Under the HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9C	Amendment No. 2 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(u)
10.9D	Amendment No. 3 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(p)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(d)
10.10A	Amendment No. 1 to HomeTrust Bank 2005 Deferred Compensation Plan	(m)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(d)
10.11A	Amendment No. 1 to HomeTrust Bank Pre-2005 Deferred Compensation Plan	(m)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”)	(j)
10.12A	Form of Incentive Stock Option Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12B	Form of Non-Qualified Stock Option Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12C	Form of Stock Appreciation Right Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12D	Form of Restricted Stock Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12E	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.13	HomeTrust Bancshares, Inc. 2022 Omnibus Incentive Plan ("2022 Omnibus Incentive Plan")	(o)
10.13A	Form of Non-Qualified Stock Option Award Agreement under the Registrant’s 2022 Omnibus Incentive Plan	(w)
10.13B	Form of Restricted Stock Award Agreement for Employees under the Registrant’s 2022 Omnibus Incentive Plan	(w)
10.13C	Form of Restricted Stock Award Agreement for Directors under the Registrant’s 2022 Omnibus Incentive Plan	(w)
10.14	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(n)
10.15	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(t)
10.15A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(v)
10.16	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(g)
10.16A	Amendment No. 1 to Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(v)
10.17	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and John Sprink	10.17
10.18	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Mark DeMarcus	(u)
10.18A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Mark DeMarcus	(v)
10.19	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(u)

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

10.19A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(v)
10.20	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Megan Pelletier	(v)
21.0	Subsidiaries of the Registrant	21.0
23.0	Consent of FORVIS, LLP	23.0
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares’ Annual Report on Form 10-K for the year ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
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
(d)Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.
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
(g)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 11, 2018 (File No. 001-35593).
(h)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on October 28, 2020 (File No. 001-35593).
(i)Filed as an exhibit to Amendment No. 1 to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on March 9, 2012.
(j)Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on December 5, 2012 (File No. 001-35593).
(k)Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.
(l)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on February 15, 2022 (File No. 001-35593).
(m)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-35593).
(n)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (File No. 001-35593).
(o)Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on October 3, 2022 (File No. 001-35593).
(p)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on August 28, 2023 (File No. 001-35593).
(q)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on July 28, 2021 (File No. 001-35593).
(r)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on July 25, 2022 (File No. 001-35593).
(s)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2018 (File No. 001-35593).
(t)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-35593).
(u)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 001-35593).
(v)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (File No. 001-35593).
(w)Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 6, 2023.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETRUST BANCSHARES, INC.

Date: September 11, 2023	By:	/s/ C. Hunter Westbrook
C. Hunter Westbrook
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Hunter Westbrook	President, Chief Executive Officer and Director	September 11, 2023
C. Hunter Westbrook	(Principal Executive Officer)

/s/ Tony J. VunCannon	Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer	September 11, 2023
Tony J. VunCannon	(Principal Financial and Accounting Officer)

/s/ Dana L. Stonestreet	Chairman of the Board	September 11, 2023
Dana L. Stonestreet

/s/ Sidney A. Biesecker	Director	September 11, 2023
Sidney A. Biesecker

/s/ Robert E. James, Jr.	Director	September 11, 2023
Robert E. James, Jr.

/s/ Laura C. Kendall	Director	September 11, 2023
Laura C. Kendall

/s/ Craig C. Koontz	Director	September 11, 2023
Craig C. Koontz

/s/ Rebekah M. Lowe	Director	September 11, 2023
Rebekah M. Lowe

/s/ F.K. McFarland, III	Director	September 11, 2023
F.K. McFarland, III

/s/ Narasimhulu Neelagaru	Director	September 11, 2023
Narasimhulu Neelagaru

/s/ John A. Switzer	Director	September 11, 2023
John A. Switzer

/s/ Richard T. Williams	Director	September 11, 2023
Richard T. Williams