Form 10-Q
period 2023-09-30
HomeTrust Bancshares, Inc.
filed 2023-11-08
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 17,383,307 shares of common stock, par value of $0.01 per share, issued and outstanding as of November 2, 2023.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

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

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	September 30, 2023	June 30, 2023
Assets
Cash	$18,090	$19,266
Interest-bearing deposits	306,924	284,231
Cash and cash equivalents	325,014	303,497
Certificates of deposit in other banks	35,380	33,152
Debt securities available for sale, at fair value (amortized cost of $140,316 and $157,251 at September 30, 2023 and June 30, 2023, respectively)	134,348	151,926
FHLB and FRB stock	19,612	20,208
SBIC investments, at cost	14,586	14,927
Loans held for sale, at fair value	4,616	6,947
Loans held for sale, at the lower of cost or fair value	200,834	161,703
Total loans, net of deferred loan fees and costs	3,659,914	3,658,823
Allowance for credit losses – loans	(47,417)	(47,193)
Loans, net	3,612,497	3,611,630
Premises and equipment, net	72,463	73,171
Accrued interest receivable	16,513	14,829
Deferred income taxes, net	9,569	10,912
BOLI	106,059	106,572
Goodwill	34,111	34,111
Core deposit intangibles, net	9,918	10,778
Other assets	56,477	53,124
Total assets	$4,651,997	$4,607,487
Liabilities and stockholders' equity
Liabilities
Deposits	$3,640,961	$3,601,168
Junior subordinated debt	9,995	9,971
Borrowings	452,263	457,263
Other liabilities	64,367	67,899
Total liabilities	4,167,586	4,136,301
Commitments and contingencies – See Note 12
Stockholders' equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,380,307 shares issued and outstanding at September 30, 2023; 17,366,673 at June 30, 2023	174	174
Additional paid in capital	171,663	171,222
Retained earnings	321,799	308,651
Unearned ESOP shares	(4,629)	(4,761)
Accumulated other comprehensive loss	(4,596)	(4,100)
Total stockholders' equity	484,411	471,186
Total liabilities and stockholders' equity	$4,651,997	$4,607,487
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended September 30,
	2023	2022
Interest and dividend income
Loans	$58,496	$33,245
Commercial paper	—	1,116
Debt securities available for sale	1,259	678
Other investments and interest-bearing deposits	2,110	888
Total interest and dividend income	61,865	35,927
Interest expense
Deposits	16,429	1,395
Junior subordinated debt	236	—
Borrowings	3,040	12
Total interest expense	19,705	1,407
Net interest income	42,160	34,520
Provision for credit losses	2,570	3,987
Net interest income after provision for credit losses	39,590	30,533
Noninterest income
Service charges and fees on deposit accounts	2,318	2,338
Loan income and fees	559	570
Gain on sale of loans held for sale	1,293	1,586
BOLI income	1,749	527
Operating lease income	1,785	1,585
Loss on sale of premises and equipment	—	(12)
Other	923	804
Total noninterest income	8,627	7,398
Noninterest expense
Salaries and employee benefits	16,514	14,815
Occupancy expense, net	2,489	2,396
Computer services	3,173	2,763
Telephone, postage, and supplies	652	603
Marketing and advertising	487	590
Deposit insurance premiums	717	542
Core deposit intangible amortization	859	34
Merger-related expenses	—	474
Other	4,673	3,872
Total noninterest expense	29,564	26,089
Net income before income taxes	18,653	11,842
Income tax expense	3,820	2,643
Net income	$14,833	$9,199
Per share data
Net income per common share
Basic	$0.88	$0.61
Diluted	$0.88	$0.60
Average shares outstanding
Basic	16,792,177	14,988,006
Diluted	16,800,901	15,130,762
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended September 30,
	2023	2022
Net income	$14,833	$9,199
Other comprehensive loss
Unrealized holding losses on debt securities available for sale
Losses arising during the period	(643)	(2,138)
Deferred income tax benefit	147	492
Total other comprehensive loss	(496)	(1,646)
Comprehensive income	$14,337	$7,553
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended September 30, 2023
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	17,366,673	$174	$171,222	$308,651	$(4,761)	$(4,100)	$471,186
Net income	—	—	—	14,833	—	—	14,833
Cash dividends declared on common stock, $0.10/common share	—	—	—	(1,685)	—	—	(1,685)
Forfeited restricted stock	(1,630)	—	—	—	—	—	—
Retired stock	(5,730)	—	(133)	—	—	—	(133)
Granted restricted stock	1,000	—	—	—	—	—	—
Stock issued for RSUs	18,494	—	—	—	—	—	—
Exercised stock options	1,500	—	24	—	—	—	24
Share-based compensation expense	—	—	383	—	—	—	383
ESOP compensation expense	—	—	167	—	132	—	299
Other comprehensive loss	—	—	—	—	—	(496)	(496)
Balance at September 30, 2023	17,380,307	$174	$171,663	$321,799	$(4,629)	$(4,596)	$484,411

	(Unaudited)
	Three Months Ended September 30, 2022
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	15,591,466	$156	$126,106	$270,276	$(5,290)	$(2,403)	$388,845
Net income	—	—	—	9,199	—	—	9,199
Cash dividends declared on common stock, $0.09/common share	—	—	—	(1,355)	—	—	(1,355)
Forfeited restricted stock	(400)	—	—	—	—	—	—
Retired stock	(4,079)	—	(95)	—	—	—	(95)
Granted restricted stock	4,500	—	—	—	—	—	—
Stock issued for RSUs	13,861	—	—	—	—	—	—
Exercised stock options	27,000	—	388	—	—	—	388
Share-based compensation expense	—	—	567	—	—	—	567
ESOP compensation expense	—	—	187	—	132	—	319
Other comprehensive loss	—	—	—	—	—	(1,646)	(1,646)
Balance at September 30, 2022	15,632,348	$156	$127,153	$278,120	$(5,158)	$(4,049)	$396,222
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Three Months Ended September 30,
	2023	2022
Operating activities
Net income	$14,833	$9,199
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,570	3,987
Depreciation and amortization of premises and equipment and equipment for operating leases	2,401	2,169
Deferred income tax expense	1,490	141
Net accretion of purchase accounting adjustments on loans	(378)	(178)
Net amortization and accretion	1,693	(105)
SBIC investments income	(540)	(349)
Loss from sale of premises and equipment	—	12
Gain incurred at the end of operating leases	(51)	(148)
BOLI income	(1,749)	(527)
Gain on sale of loans held for sale	(1,293)	(1,586)
Origination of loans held for sale	(107,559)	(58,035)
Proceeds from sale of loans held for sale	65,451	57,570
New deferred loan origination fees, net	(1,139)	(1,856)
(Increase) decrease in accrued interest receivable and other assets	(6,279)	1,291
ESOP compensation expense	299	319
Share-based compensation expense	383	567
Decrease in other liabilities	(3,093)	(4,697)
Net cash (used in) provided by operating activities	(32,961)	7,774
Investing activities
Purchases of debt securities available for sale	(601)	(48,014)
Proceeds from maturities, calls and paydowns of debt securities available for sale	17,859	11,045
Purchases of commercial paper	—	(210,292)
Proceeds from maturities and calls of commercial paper	—	320,689
Purchases of CDs in other banks	(3,972)	(4,980)
Proceeds from maturities of CDs in other banks	1,744	996
Net (purchases) redemptions of FHLB and FRB stock	596	(78)
Net capital distributions from SBIC investments, at cost	881	872
Net decrease (increase) in loans	3,498	(92,109)
Purchase of BOLI	(23)	(29)
Death benefit proceeds from BOLI policies	2,285	—
Purchase of equipment for operating leases	(5,261)	(577)
Sale of equipment for operating leases	4,749	1,239
Purchase of premises and equipment	(276)	(616)
Proceeds from sale of premises and equipment and assets held for sale	—	1,275
Net cash provided by (used in) investing activities	21,479	(20,579)
Financing activities
Net increase in deposits	39,793	2,907
Net decrease in short-term borrowings	(5,000)	—
Cash dividends paid	(1,685)	(1,355)
Retired stock	(133)	(95)
Exercised stock options	24	388
Net cash provided by financing activities	32,999	1,845
Net increase (decrease) in cash and cash equivalents	21,517	(10,960)
Cash and cash equivalents at beginning of period	303,497	105,119
Cash and cash equivalents at end of period	$325,014	$94,159

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
	Three Months Ended September 30,
	2023	2022
Supplemental disclosures
Cash paid during the period for
Interest	$17,191	$1,296
Income taxes	5,400	127
Noncash transactions
Unrealized loss in value of debt securities available for sale, net of income taxes	(496)	(1,646)
Transfer of loans held for sale to loans held for investment	8,214	5,219
ROU asset and lease liabilities for operating lease accounting	846	—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2023 ("2023 Form 10-K") filed with the SEC on September 11, 2023. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of results that may be expected for the six-month transition period ending December 31, 2023, the period which will be covered on a Transition Report Form 10-KT associated with the Company's change in fiscal year end.
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In particular, management has identified the determination of the provision and the ACL on loans; the accounting for business combinations, core deposit intangible, and acquired loans; and goodwill as accounting policies that, due to the judgments, estimates and assumptions inherent in these policies, are critical to an understanding of the Company's financial statements. These policies and the related judgments, estimates and assumptions are described in greater detail in the notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) in the 2023 Form 10-K. Management believes that the judgments, estimates, and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates, and assumptions could result in material differences in the Company's results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company's financial condition and operating results in future periods.
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
The Company adopted the standard using the modified retrospective transition method on July 1, 2023. The adoption of this ASU did not have a material impact on the Company's ACL, but as a result of the elimination of the concept of TDRs, the balance of individually evaluated loans decreased by $1.9 million. The changes to financial statement disclosures have been reflected in this filing, specifically "Note 6 – Loans and Allowance for Credit Losses on Loans".
3.    Merger with Quantum
On February 12, 2023, the Company merged with Quantum which operated two locations in the Atlanta metro area. The aggregate amount of consideration paid per the purchase agreement of approximately $70,771, inclusive of consideration of common stock, other cash consideration, and cash in lieu of fractional shares, included $15,869 of cash consideration paid by Quantum to its stockholders in advance of the closing date as is further described below. These distributions reduced Quantum's stockholders' equity by an equal amount prior to the transaction closing date.

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
4.    Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$15,000	$—	$(92)	$14,908
MBS, residential	101,820	—	(4,469)	97,351
Municipal bonds	3,496	—	(144)	3,352
Corporate bonds	20,000	—	(1,263)	18,737
Total	$140,316	$—	$(5,968)	$134,348

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$15,000	$—	$(286)	$14,714
MBS, residential	110,865	—	(3,451)	107,414
Municipal bonds	3,505	—	(117)	3,388
Corporate bonds	27,881	—	(1,471)	26,410
Total	$157,251	$—	$(5,325)	$151,926
Debt securities available for sale by contractual maturity at September 30, 2023 and June 30, 2023 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	September 30, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$30,000	$29,556
Due after one year through five years	2,987	2,885
Due after five years through ten years	5,509	4,556
Due after ten years	—	—
MBS, residential	101,820	97,351
Total	$140,316	$134,348

	June 30, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$37,881	$37,060
Due after one year through five years	2,994	2,903
Due after five years through ten years	5,511	4,549
Due after ten years	—	—
MBS, residential	110,865	107,414
Total	$157,251	$151,926
The Company had no sales of debt securities available for sale and no gross realized gains or losses were recognized during the three months ended September 30, 2023 and 2022.
Debt securities available for sale with amortized costs totaling $61,272 and $42,329 and market values of $59,962 and $40,475 at September 30, 2023 and June 30, 2023, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The gross unrealized losses and the fair value for debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2023 and June 30, 2023 were as follows:

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$14,908	$(92)	$14,908	$(92)
MBS, residential	50,586	(1,781)	46,765	(2,688)	97,351	(4,469)
Municipal bonds	—	—	3,352	(144)	3,352	(144)
Corporate bonds	605	(145)	17,382	(1,118)	17,987	(1,263)
Total	$51,191	$(1,926)	$82,407	$(4,042)	$133,598	$(5,968)

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$14,714	$(286)	$14,714	$(286)
MBS, residential	83,281	(1,674)	24,133	(1,777)	107,414	(3,451)
Municipal bonds	2,420	(69)	968	(48)	3,388	(117)
Corporate bonds	607	(143)	25,053	(1,328)	25,660	(1,471)
Total	$86,308	$(1,886)	$64,868	$(3,439)	$151,176	$(5,325)
The total number of securities with unrealized losses at September 30, 2023 and June 30, 2023 were 206 and 205, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of September 30, 2023 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Accounting Policies" in our 2023 Form 10-K for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring ECL on investment securities and does not record an ACL on accrued interest receivable. As of September 30, 2023 and June 30, 2023, accrued interest receivable for debt securities available for sale was $372 and $532, respectively.
5.    Loans Held For Sale
Loans held for sale, at the lower of cost or fair value, consist of the following as of the dates indicated:

	September 30, 2023	June 30, 2023
SBA	$20,946	$28,804
HELOCs	179,888	132,899
Total loans held for sale, at the lower of cost or fair value	$200,834	$161,703
Excluded from the table above are loans held for sale, at fair value, of which were entirely comprised of one-to-four family loans from our residential mortgage loan pipeline for both periods. The carrying balance of the loans held for sale, at fair value, was $4,616 and $6,947 at September 30, 2023 and June 30, 2023, respectively, while the amortized cost of these loans was $4,558 and $6,902 at the same dates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
6.    Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated:

	September 30, 2023	June 30, 2023
Commercial real estate loans
Construction and land development	$352,143	$356,674
Commercial real estate – owner occupied	526,534	529,721
Commercial real estate – non-owner occupied	880,348	901,685
Multifamily	83,430	81,827
Total commercial real estate loans	1,842,455	1,869,907
Commercial loans
Commercial and industrial	237,366	245,428
Equipment finance	470,387	462,211
Municipal leases	147,821	142,212
Total commercial loans	855,574	849,851
Residential real estate loans
Construction and land development	103,381	110,074
One-to-four family	560,399	529,703
HELOCs	185,289	187,193
Total residential real estate loans	849,069	826,970
Consumer loans	112,816	112,095
Total loans, net of deferred loan fees and costs	3,659,914	3,658,823
ACL on loans	(47,417)	(47,193)
Loans, net	$3,612,497	$3,611,630
(1)    At September 30, 2023 and June 30, 2023 accrued interest receivable of $15,748 and $14,101, respectively, was accounted for separately from the amortized cost basis.
All qualifying one-to-four family loans, HELOCs, commercial real estate loans, and FHLB of Atlanta stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers, directors and their associates during the ordinary course of business. The aggregate amount of loans to such related parties totaled approximately $213 and $215 at September 30, 2023 and June 30, 2023, respectively. In addition, there are unfunded commitments related to these loans that totaled approximately $264 and $264 at September 30, 2023 and June 30, 2023, respectively.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate, and consumer loans by origination year as of September 30, 2023:

	Term Loans By Origination Fiscal Year
September 30, 2023	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$7,583	$36,391	$63,033	$13,787	$2,759	$7,865	$220,361	$351,779
Special mention	—	—	74	—	—	—	—	74
Substandard	—	—	290	—	—	—	—	290
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$7,583	$36,391	$63,397	$13,787	$2,759	$7,865	$220,361	$352,143

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate – owner occupied
Risk rating
Pass	$16,826	$59,318	$101,083	$88,927	$66,257	$160,947	$22,232	$515,590
Special mention	—	—	526	449	2,044	3,766	—	6,785
Substandard	—	—	—	1	341	3,326	—	3,668
Doubtful	—	—	—	—	280	211	—	491
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – owner occupied	$16,826	$59,318	$101,609	$89,377	$68,922	$168,250	$22,232	$526,534

Current period gross charge-offs	$—	$—	$—	$—	$—	$290	$—	$290

Commercial real estate – non-owner occupied
Risk rating
Pass	$9,182	$81,239	$151,910	$135,816	$98,259	$316,051	$75,573	$868,030
Special mention	—	—	—	—	—	299	—	299
Substandard	—	—	—	—	5,265	6,754	—	12,019
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – non-owner occupied	$9,182	$81,239	$151,910	$135,816	$103,524	$323,104	$75,573	$880,348

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Risk rating
Pass	$4,729	$3,824	$15,546	$21,642	$10,056	$26,418	$839	$83,054
Special mention	—	—	—	—	—	89	—	89
Substandard	—	—	—	—	—	287	—	287
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$4,729	$3,824	$15,546	$21,642	$10,056	$26,794	$839	$83,430

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate
Risk rating
Pass	$38,320	$180,772	$331,572	$260,172	$177,331	$511,281	$319,005	$1,818,453
Special mention	—	—	600	449	2,044	4,154	—	7,247
Substandard	—	—	290	1	5,606	10,367	—	16,264
Doubtful	—	—	—	—	280	211	—	491
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$38,320	$180,772	$332,462	$260,622	$185,261	$526,013	$319,005	$1,842,455

Total current period gross charge-offs	$—	$—	$—	$—	$—	$290	$—	$290

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
September 30, 2023	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$10,974	$55,601	$62,578	$17,264	$12,036	$25,536	$43,986	$227,975
Special mention	—	935	238	290	964	98	—	2,525
Substandard	—	—	237	39	559	4,072	—	4,907
Doubtful	—	754	382	139	166	123	264	1,828
Loss	—	—	—	—	—	131	—	131
Total commercial and industrial	$10,974	$57,290	$63,435	$17,732	$13,725	$29,960	$44,250	$237,366

Current period gross charge-offs	$—	$469	$—	$—	$166	$647	$55	$1,337

Equipment finance
Risk rating
Pass	$48,431	$186,517	$124,784	$65,326	$31,080	$7,568	$—	$463,706
Special mention	—	513	1,572	367	399	363	—	3,214
Substandard	—	207	—	—	—	108	—	315
Doubtful	—	836	1,197	908	135	—	—	3,076
Loss	—	—	8	—	68	—	—	76
Total equipment finance	$48,431	$188,073	$127,561	$66,601	$31,682	$8,039	$—	$470,387

Current period gross charge-offs	$—	$295	$229	$243	$—	$63	$—	$830

Municipal leases
Risk rating
Pass	$8,703	$32,827	$28,907	$13,867	$7,687	$50,794	$5,036	$147,821
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$8,703	$32,827	$28,907	$13,867	$7,687	$50,794	$5,036	$147,821

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial
Risk rating
Pass	$68,108	$274,945	$216,269	$96,457	$50,803	$83,898	$49,022	$839,502
Special mention	—	1,448	1,810	657	1,363	461	—	5,739
Substandard	—	207	237	39	559	4,180	—	5,222
Doubtful	—	1,590	1,579	1,047	301	123	264	4,904
Loss	—	—	8	—	68	131	—	207
Total commercial	$68,108	$278,190	$219,903	$98,200	$53,094	$88,793	$49,286	$855,574

Total current period gross charge-offs	$—	$764	$229	$243	$166	$710	$55	$2,167

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
September 30, 2023	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$—	$11,711	$7,022	$785	$46	$1,329	$82,350	$103,243
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	138	—	138
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$—	$11,711	$7,022	$785	$46	$1,467	$82,350	$103,381

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One-to-four family
Risk rating
Pass	$8,610	$87,868	$140,747	$111,000	$52,388	$145,139	$9,057	$554,809
Special mention	—	—	—	—	—	538	—	538
Substandard	—	184	259	—	203	4,380	—	5,026
Doubtful	—	—	—	—	—	25	—	25
Loss	—	—	—	—	—	1	—	1
Total one-to-four family	$8,610	$88,052	$141,006	$111,000	$52,591	$150,083	$9,057	$560,399

Current period gross charge-offs	$—	$—	$13	$3	$8	$3	$—	$27

HELOCs
Risk rating
Pass	$415	$8,268	$513	$857	$408	$7,694	$165,939	$184,094
Special mention	—	—	—	—	—	—	—	—
Substandard	—	510	10	—	—	541	105	1,166
Doubtful	—	—	—	—	—	29	—	29
Loss	—	—	—	—	—	—	—	—
Total HELOCs	$415	$8,778	$523	$857	$408	$8,264	$166,044	$185,289

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total residential real estate
Risk rating
Pass	$9,025	$107,847	$148,282	$112,642	$52,842	$154,162	$257,346	$842,146
Special mention	—	—	—	—	—	538	—	538
Substandard	—	694	269	—	203	5,059	105	6,330
Doubtful	—	—	—	—	—	54	—	54
Loss	—	—	—	—	—	1	—	1
Total residential real estate	$9,025	$108,541	$148,551	$112,642	$53,045	$159,814	$257,451	$849,069

Total current period gross charge-offs	$—	$—	$13	$3	$8	$3	$—	$27

	Term Loans By Origination Fiscal Year
September 30, 2023	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$13,672	$57,028	$16,171	$11,069	$7,556	$5,893	$289	$111,678
Special mention	—	—	—	—	—	—	—	—
Substandard	40	262	210	232	199	177	16	1,136
Doubtful	—	1	—	—	—	—	—	1
Loss	—	—	—	—	—	1	—	1
Total consumer	$13,712	$57,291	$16,381	$11,301	$7,755	$6,071	$305	$112,816

Total current period gross charge-offs	$—	$164	$27	$10	$7	$112	$—	$320

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate, and consumer loans by origination year as of June 30, 2023:

	Term Loans By Origination Fiscal Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$27,234	$26,157	$5,469	$2,226	$1,560	$5,836	$287,615	$356,097
Special mention	—	73	—	—	—	—	—	73
Substandard	—	481	—	—	—	23	—	504
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$27,234	$26,711	$5,469	$2,226	$1,560	$5,859	$287,615	$356,674
Commercial real estate – owner occupied
Risk rating
Pass	$58,671	$106,738	$91,575	$68,054	$54,176	$115,425	$23,984	$518,623
Special mention	—	177	909	2,017	361	3,437	—	6,901
Substandard	—	—	76	343	399	3,379	—	4,197
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – owner occupied	$58,671	$106,915	$92,560	$70,414	$54,936	$122,241	$23,984	$529,721
Commercial real estate – non-owner occupied
Risk rating
Pass	$85,574	$156,244	$137,659	$99,442	$68,794	$265,099	$76,508	$889,320
Special mention	—	—	—	—	—	4,047	5,301	9,348
Substandard	—	—	—	—	—	3,017	—	3,017
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – non-owner occupied	$85,574	$156,244	$137,659	$99,442	$68,794	$272,163	$81,809	$901,685
Multifamily
Risk rating
Pass	$3,850	$16,410	$21,867	$10,172	$5,843	$22,321	$980	$81,443
Special mention	—	—	—	—	28	61	—	89
Substandard	—	—	—	—	—	295	—	295
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$3,850	$16,410	$21,867	$10,172	$5,871	$22,677	$980	$81,827
Total commercial real estate
Risk rating
Pass	$175,329	$305,549	$256,570	$179,894	$130,373	$408,681	$389,087	$1,845,483
Special mention	—	250	909	2,017	389	7,545	5,301	16,411
Substandard	—	481	76	343	399	6,714	—	8,013
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$175,329	$306,280	$257,555	$182,254	$131,161	$422,940	$394,388	$1,869,907

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$57,377	$72,662	$18,845	$13,849	$6,441	$21,620	$47,934	$238,728
Special mention	—	327	467	179	116	—	—	1,089
Substandard	—	13	28	605	858	43	3,649	5,196
Doubtful	—	9	8	—	134	—	260	411
Loss	—	—	—	—	—	4	—	4
Total commercial and industrial	$57,377	$73,011	$19,348	$14,633	$7,549	$21,667	$51,843	$245,428
Equipment finance
Risk rating
Pass	$200,054	$136,226	$73,363	$36,589	$10,178	$256	$—	$456,666
Special mention	805	808	140	441	344	—	—	2,538
Substandard	—	—	227	13	115	—	—	355
Doubtful	342	1,283	825	198	—	—	—	2,648
Loss	—	—	—	—	4	—	—	4
Total equipment finance	$201,201	$138,317	$74,555	$37,241	$10,641	$256	$—	$462,211
Municipal leases
Risk rating
Pass	$31,462	$27,910	$14,292	$8,212	$9,838	$43,251	$7,247	$142,212
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$31,462	$27,910	$14,292	$8,212	$9,838	$43,251	$7,247	$142,212
Total commercial
Risk rating
Pass	$288,893	$236,798	$106,500	$58,650	$26,457	$65,127	$55,181	$837,606
Special mention	805	1,135	607	620	460	—	—	3,627
Substandard	—	13	255	618	973	43	3,649	5,551
Doubtful	342	1,292	833	198	134	—	260	3,059
Loss	—	—	—	—	4	4	—	8
Total commercial	$290,040	$239,238	$108,195	$60,086	$28,028	$65,174	$59,090	$849,851

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$671	$850	$—	$47	$—	$1,270	$107,096	$109,934
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	140	—	140
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$671	$850	$—	$47	$—	$1,410	$107,096	$110,074
One-to-four family
Risk rating
Pass	$78,574	$122,091	$109,669	$51,927	$31,491	$120,331	$10,122	$524,205
Special mention	—	—	—	—	—	543	—	543
Substandard	185	125	—	204	55	4,356	—	4,925
Doubtful	—	—	—	—	—	29	—	29
Loss	—	—	—	—	—	1	—	1
Total one-to-four family	$78,759	$122,216	$109,669	$52,131	$31,546	$125,260	$10,122	$529,703
HELOCs
Risk rating
Pass	$8,966	$561	$120	$371	$946	$7,251	$168,311	$186,526
Special mention	—	—	—	—	—	—	—	—
Substandard	—	10	—	—	—	494	134	638
Doubtful	—	—	—	—	—	29	—	29
Loss	—	—	—	—	—	—	—	—
Total HELOCs	$8,966	$571	$120	$371	$946	$7,774	$168,445	$187,193
Total residential real estate
Risk rating
Pass	$88,211	$123,502	$109,789	$52,345	$32,437	$128,852	$285,529	$820,665
Special mention	—	—	—	—	—	543	—	543
Substandard	185	135	—	204	55	4,990	134	5,703
Doubtful	—	—	—	—	—	58	—	58
Loss	—	—	—	—	—	1	—	1
Total residential real estate	$88,396	$123,637	$109,789	$52,549	$32,492	$134,444	$285,663	$826,970

	Term Loans By Origination Fiscal Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$62,861	$17,913	$12,627	$8,954	$5,172	$2,847	$473	$110,847
Special mention	—	—	—	—	—	—	—	—
Substandard	302	211	242	247	54	154	37	1,247
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	1	—	—	1
Total consumer	$63,163	$18,124	$12,869	$9,201	$5,227	$3,001	$510	$112,095

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present aging analyses of past due loans (including nonaccrual loans) by segment and class for the periods indicated:

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
September 30, 2023
Commercial real estate
Construction and land development	$—	$—	$—	$352,143	$352,143
Commercial real estate – owner occupied	660	491	1,151	525,383	526,534
Commercial real estate – non-owner occupied	953	—	953	879,395	880,348
Multifamily	—	—	—	83,430	83,430
Total commercial real estate	1,613	491	2,104	1,840,351	1,842,455
Commercial
Commercial and industrial	1,902	828	2,730	234,636	237,366
Equipment finance	4,226	2,283	6,509	463,878	470,387
Municipal leases	297	—	297	147,524	147,821
Total commercial	6,425	3,111	9,536	846,038	855,574
Residential real estate
Construction and land development	—	132	132	103,249	103,381
One-to-four family	654	1,144	1,798	558,601	560,399
HELOCs	627	1,107	1,734	183,555	185,289
Total residential real estate	1,281	2,383	3,664	845,405	849,069
Consumer	461	232	693	112,123	112,816
Total loans	$9,780	$6,217	$15,997	$3,643,917	$3,659,914

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
June 30, 2023
Commercial real estate
Construction and land development	$—	$—	$—	$356,674	$356,674
Commercial real estate – owner occupied	1,514	76	1,590	528,131	529,721
Commercial real estate – non-owner occupied	—	—	—	901,685	901,685
Multifamily	—	—	—	81,827	81,827
Total commercial real estate	1,514	76	1,590	1,868,317	1,869,907
Commercial
Commercial and industrial	873	403	1,276	244,152	245,428
Equipment finance	826	1,837	2,663	459,548	462,211
Municipal leases	—	—	—	142,212	142,212
Total commercial	1,699	2,240	3,939	845,912	849,851
Residential real estate
Construction and land development	—	132	132	109,942	110,074
One-to-four family	1,698	1,060	2,758	526,945	529,703
HELOCs	379	769	1,148	186,045	187,193
Total residential real estate	2,077	1,961	4,038	822,932	826,970
Consumer	320	288	608	111,487	112,095
Total loans	$5,610	$4,565	$10,175	$3,648,648	$3,658,823

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing, by segment and class. It also includes interest income recognized on nonaccrual loans for the three months ended September 30, 2023.

	September 30, 2023	June 30, 2023	90 Days+ & Still Accruing as of September 30, 2023	Nonaccrual with No ACL as of September 30, 2023	Interest Income Recognized
Commercial real estate
Construction and land development	$—	$23	$—	$—	$—
Commercial real estate – owner occupied	918	517	—	—	7
Commercial real estate – non-owner occupied	953	—	—	953	1
Multifamily	79	84	—	—	—
Total commercial real estate	1,950	624	—	953	8
Commercial
Commercial and industrial	2,606	1,222	—	382	23
Equipment finance	3,339	2,862	—	—	44
Municipal leases	—	106	—	—	—
Total commercial	5,945	4,190	—	382	67
Residential real estate
Construction and land development	132	132	—	—	4
One-to-four family	2,142	1,935	—	—	23
HELOCs	1,245	957	—	—	8
Total residential real estate	3,519	3,024	—	—	35
Consumer	428	477	—	—	38
Total loans	$11,842	$8,315	$—	$1,335	$148
The following tables present analyses of the ACL on loans by segment for the periods indicated below. In addition to the provision (benefit) for credit losses on loans presented below, provisions (benefits) of $(280) and $443 for off-balance sheet credit exposures and $0 and $(150) for commercial paper were recorded for the three months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30, 2023
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$20,690	$15,216	$9,284	$2,003	$47,193
Provision (benefit) for credit losses	(30)	2,383	260	237	2,850
Charge-offs	(290)	(2,167)	(27)	(320)	(2,804)
Recoveries	1	94	31	52	178
Net (charge-offs) recoveries	(289)	(2,073)	4	(268)	(2,626)
Balance at end of period	$20,371	$15,526	$9,548	$1,972	$47,417

	Three Months Ended September 30, 2022
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$13,414	$12,036	$7,611	$1,629	$34,690
Provision for credit losses	1,264	1,064	674	692	3,694
Charge-offs	—	(274)	(72)	(101)	(447)
Recoveries	2	152	170	40	364
Net (charge-offs) recoveries	2	(122)	98	(61)	(83)
Balance at end of period	$14,680	$12,978	$8,383	$2,260	$38,301

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

	Type and Extent of Collateral Securing CDAs				Non-CDAs
September 30, 2023	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$352,143	$352,143
Commercial real estate – owner occupied	—	—	1,444	—	525,090	526,534
Commercial real estate – non-owner occupied	—	—	3,999	—	876,349	880,348
Multifamily	—	—	—	—	83,430	83,430
Total commercial real estate	—	—	5,443	—	1,837,012	1,842,455
Commercial
Commercial and industrial	—	—	—	706	236,660	237,366
Equipment finance	—	—	—	342	470,045	470,387
Municipal leases	—	—	—	—	147,821	147,821
Total commercial	—	—	—	1,048	854,526	855,574
Residential real estate
Construction and land development	—	—	—	—	103,381	103,381
One-to-four family	—	—	—	—	560,399	560,399
HELOCs	510	—	—	—	184,779	185,289
Total residential real estate	510	—	—	—	848,559	849,069
Consumer	—	—	—	—	112,816	112,816
Total	$510	$—	$5,443	$1,048	$3,652,913	$3,659,914
Total collateral value	$413	$—	$9,432	$—

	Type and Extent of Collateral Securing CDAs				Non-CDAs
June 30, 2023	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$356,674	$356,674
Commercial real estate – owner occupied	—	—	1,045	—	528,676	529,721
Commercial real estate – non-owner occupied	—	—	3,018	—	898,667	901,685
Multifamily	—	—	—	—	81,827	81,827
Total commercial real estate	—	—	4,063	—	1,865,844	1,869,907
Commercial
Commercial and industrial	—	—	—	811	244,617	245,428
Equipment finance	—	—	—	342	461,869	462,211
Municipal leases	—	—	—	—	142,212	142,212
Total commercial	—	—	—	1,153	848,698	849,851
Residential real estate
Construction and land development	—	—	—	—	110,074	110,074
One-to-four family	752	—	—	—	528,951	529,703
HELOCs	—	—	—	—	187,193	187,193
Total residential real estate	752	—	—	—	826,218	826,970
Consumer	—	—	—	—	112,095	112,095
Total	$752	$—	$4,063	$1,153	$3,652,855	$3,658,823
Total collateral value	$1,435	$—	$9,202	$—
Modifications to Borrowers Experiencing Financial Difficulty
Management identifies loans as modifications to borrowers experiencing financial difficulty when a borrower is experiencing financial difficulties and the Company has altered the cash flow of the loan as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The Company modifies loans to borrowers experiencing financial difficulty by providing principal forgiveness, a term extension, an other-than-insignificant payment delay or interest rate adjustments. In some cases, the Company provides multiple types of modifications on one loan. Typically, one type of modification, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification, such as principal forgiveness, may be granted. For loans included in the combination columns in the table below, multiple types of modifications have been made on the same loan within the current reporting period.
The starting point for the estimate of the ACL is historical loss information, which includes losses from modifications of loans to borrowers experiencing financial difficulty. As a result, the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL and a change to the ACL is generally not recorded upon modification. When principal forgiveness is provided, however, the amount of forgiveness is charged off against the ACL.
The following table presents the amortized cost basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the three months ended September 30, 2023 by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented.

	Three Months Ended September 30, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Residential real estate loans
One-to-four family	$—	$—	$162	$—	$—	$—	—%
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the period indicated below:

	Three Months Ended September 30, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Residential real estate loans
One-to-four family	$—	—%	7.0
There were no loans that had a payment default during the three months ended September 30, 2023 that had previously been modified within the same period.
Off-Balance Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At September 30, 2023 and June 30, 2023, the ACL on off-balance sheet credit exposures included in other liabilities was $3,277 and $3,557, respectively.
7. Deposit Accounts
Deposit accounts at the dates indicated consist of the following:

	September 30, 2023	June 30, 2023
Noninterest-bearing accounts	$827,362	$825,481
NOW accounts	602,804	611,105
Money market accounts	1,195,482	1,241,840
Savings accounts	202,971	212,220
Certificates of deposit	812,342	710,522
Total	$3,640,961	$3,601,168
Deposits received from executive officers and directors and their associates totaled approximately $1,929 and $5,130 at September 30, 2023 and June 30, 2023, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
As of September 30, 2023, scheduled maturities of certificates of deposit are as follows:

Fiscal year ending June 30
Remainder of 2024	$684,790
2025	109,095
2026	9,471
2027	5,003
2028	3,606
Thereafter	377
Total	$812,342
Certificates of deposit with balances of $250 or greater totaled $121,058 and $120,666 at September 30, 2023 and June 30, 2023, respectively. Generally, deposit amounts in excess of $250 are not federally insured.
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
The trust preferred securities accrue and pay quarterly distributions at a floating rate of 3-month Term SOFR plus 2.20%, which was 7.60% at September 30, 2023. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent the Trust has insufficient funds with which to make the distributions and other payments. The net combined effect of all documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.
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
Other Borrowings
Borrowings, outside of junior subordinated debt, consist of the following at the dates indicated:

	September 30, 2023		June 30, 2023
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances	$130,000	5.47%	$180,000	5.19%
FRB advances	302,000	5.50	257,000	5.25
Revolving lines of credit	20,263	9.00	20,263	8.75
Total borrowings	$452,263	5.65%	$457,263	5.38%
All qualifying one-to-four family loans, HELOCs, commercial real estate loans, and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction, indirect auto and municipal loans are pledged as collateral to secure outstanding FRB advances. At September 30, 2023 and June 30, 2023, the Company had the ability to borrow $67,693 and $22,673, respectively, through additional FHLB advances and $62,142 and $91,316, respectively, through the unused portion of a line of credit with the FRB.
At September 30, 2023 and June 30, 2023, the Company maintained revolving lines of credit with three unaffiliated banks, the unused portions of which totaled $144,737 as of both dates. At both September 30, 2023 and June 30, 2023, HomeTrust had drawn $20,263 on a $40,000 revolving line of credit which bears interest at The Wall Street Journal prime rate plus 50 basis points, maturing on January 30, 2024, although the term may be extended for an additional year two times if no events of default have occurred.
9.    Leases
As Lessee - Operating Leases
The Company's operating leases primarily include office space and bank branches. Certain leases include one or more options to renew, with renewal terms that can extend the lease term up to 15 additional years. The exercise of lease renewal options is at management's sole discretion. When it is reasonably certain that the Company will exercise our option to renew or extend the lease term, that option is included in estimating the value of the ROU and lease liability. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Most of the Company's lease agreements include periodic rate adjustments for inflation. The depreciable lives of ROU assets and leasehold improvements are limited to the shorter of the useful life or the expected lease term. Leases with an initial term of 12 months or less are not recorded on the Company's Consolidated Balance Sheet. The Company recognizes lease expenses for these leases over the lease term.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents supplemental balance sheet information related to operating leases:

	September 30, 2023	June 30, 2023
ROU assets (included in other assets)	$10,177	$9,674
Lease liabilities (included in other liabilities)	$11,278	$10,790
Weighted-average remaining lease terms (years)	8.9	9.2
Weighted-average discount rate	3.40%	3.32%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at September 30, 2023:

Fiscal year ending June 30
Remainder of 2024	$1,384
2025	1,788
2026	1,676
2027	1,707
2028	1,737
Thereafter	4,968
Total undiscounted minimum lease payments	13,260
Less: amount representing interest	(1,982)
Total lease liability	$11,278
The following table presents components of operating lease expense for the periods indicated:

	Three Months Ended September 30,
	2023	2022
Operating lease cost (included in occupancy expense, net)	$380	$347
Variable lease cost (included in occupancy expense, net)	61	2
Sublease income (included in other, noninterest income)	(42)	(57)
Total operating lease expense, net	$399	$292
As Lessee - Finance Lease
During the year ended June 30, 2023, the Company purchased the property associated with the finance lease reported historically. The Company purchased the property for $1,249, terminating the existing land lease. Prior to the purchase, interest expense on the lease liability totaled $23 for the three months ended September 30, 2022.
Supplemental lease cash flow information for the periods indicated:

	Three Months Ended September 30,
	2023	2022
ROU assets - noncash additions (operating leases)	$846	$—
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	299	315
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	—	33
As Lessor - General
The Company leases equipment to commercial end users under operating and finance lease arrangements. The Company's equipment finance leases consist mainly of construction, transportation, healthcare, and manufacturing equipment. Many of its operating and finance leases offer the lessee the option to purchase the equipment at fair value or for a fixed purchase option; and most of the leases that do not have a purchase option include renewal provisions resulting in some leases continuing beyond initial contractual terms. The Company's leases do not include early termination options, and continued rent payments are due if leased equipment is not returned at the end of the lease.
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to seven years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $23,558 and $21,749 with a residual value of $13,383 and $13,267 as of September 30, 2023 and June 30, 2023, respectively.
The following table presents total equipment finance operating lease income and depreciation expense for the periods indicated:

	Three Months Ended September 30,
	2023	2022
Operating lease income	$1,785	$1,585
Depreciation expense	1,393	1,164

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following schedule summarizes aggregate future minimum lease payments to be received at September 30, 2023:

Fiscal year ending June 30
Remainder of 2024	$4,747
2025	4,506
2026	3,248
2027	774
2028	230
Thereafter	366
Total of future minimum payments	$13,871
As Lessor - Financing Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment of the loan portfolio. For the three months ended September 30, 2023 and 2022, interest income on equipment finance leases totaled $995 and $758, respectively.
The lease receivable component of finance lease net investment included within the equipment finance class of financing receivables was $69,594 and $70,605 at September 30, 2023 and June 30, 2023, respectively.
The following schedule summarizes aggregate future minimum finance lease payments to be received at September 30, 2023:

Fiscal year ending June 30
Remainder of 2024	$19,265
2025	20,764
2026	16,628
2027	11,888
2028	6,077
Thereafter	4,555
Total undiscounted minimum lease payments	79,177
Less: amount representing interest	(9,583)
Total lease receivable	$69,594
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
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the dates indicated below:

	Three Months Ended September 30,
	2023	2022
Share-based compensation expense	$383	$567
Tax benefit	90	134

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The table below presents stock option activity and related information for the three months ended September 30, 2023 and 2022:

	Options	Weighted-Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2022	928,870	$21.49	4.1	$4,036
Granted	5,000	24.07
Exercised	(27,000)	14.37
Forfeited	(400)	31.35
Options outstanding at September 30, 2022	906,470	$21.71	3.9	$2,633
Exercisable at September 30, 2022	729,720	$20.46	3.1	$2,633
Non-vested at September 30, 2022	176,750	$26.87	7.3	$—

Options outstanding at June 30, 2023	569,224	$25.69	5.1	$141
Exercised	(1,500)	15.80
Forfeited	(25,374)	26.00
Options outstanding at September 30, 2023	542,350	$25.70	4.8	$157
Exercisable at September 30, 2023	467,390	$25.40	4.4	$157
Non-vested at September 30, 2023	74,960	$27.58	7.7	$—
Assumptions used in estimating the fair value of options granted during the three months ended September 30, 2022 are detailed below. There were no options granted during the three months ended September 30, 2023.

September 30, 2022
Weighted-average volatility	27.78%
Expected dividend yield	1.62%
Risk-free interest rate	3.11%
Expected life (years)	6.5
Weighted-average fair value of options granted	$6.77
At September 30, 2023, the Company had $428 of unrecognized compensation expense related to 74,960 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.4 years at September 30, 2023. At September 30, 2022, the Company had $800 of unrecognized compensation expense related to 176,750 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards expected to be recognized was 1.4 years at September 30, 2022.
The table below presents restricted stock award activity and related information:

	Restricted Stock Awards(1)	Performance-Based Restricted Stock Units(2)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at June 30, 2022	102,692	33,218	$27.40	$2,345
Granted	4,500	3,486	25.32
Vested	—	(13,861)	27.11
Forfeited	(400)	—	31.35
Non-vested at September 30, 2022	106,792	22,843	$27.29	$1,943

Non-vested at June 30, 2023	108,851	37,330	$27.32	$3,054
Granted	1,000	6,165	22.91
Vested	—	(18,494)	22.92
Forfeited	(1,630)	—	27.57
Non-vested at September 30, 2023	108,221	25,001	$27.69	$2,887
(1)Restricted stock awards are scheduled to vest over 1.0 year for director awards and 5.0 years for employee awards.
(2)Performance-based restricted stock units are scheduled to vest over 3.0 years assuming the applicable financial goals are met.
At September 30, 2023, unrecognized compensation expense was $2,751 related to 133,222 shares of restricted stock originally scheduled to vest over three- and five-year periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.7 years at September 30, 2023. At September 30, 2022, unrecognized compensation expense was $2,490 related to 129,635 shares of restricted stock originally scheduled to vest over three- and five-year periods. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.6 years at September 30, 2022.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
11.    Net Income per Share
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three Months Ended September 30,
	2023	2022
Numerator
Net income	$14,833	$9,199
Allocation of earnings to participating securities	(117)	(79)
Numerator for basic and diluted EPS - net income available to common stockholders	$14,716	$9,120
Denominator
Weighted-average common shares outstanding - basic	16,792,177	14,988,006
Dilutive effect of assumed exercises of stock options	8,724	142,756
Weighted-average common shares outstanding - diluted	16,800,901	15,130,762
Net income per share - basic	$0.88	$0.61
Net income per share - diluted	$0.88	$0.60
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 512,150 and 550,400 of stock options that were anti-dilutive for the three months ended September 30, 2023 and 2022, respectively.
12.    Commitments and Contingencies
Loan Commitments – Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the consolidated financial statements. At September 30, 2023 and June 30, 2023, respectively, loan commitments (excluding $217,115 and $220,818 of undisbursed portions of construction loans) totaled $54,160 and $86,393 of which $26,408 and $45,533 were variable rate commitments and $27,752 and $40,860 were fixed rate commitments. The fixed rate loans had interest rates ranging from 2.11% to 12.24% at September 30, 2023 and 1.74% to 11.00% June 30, 2023, and terms ranging from three to 30 years. Pre-approved but unused lines of credit (principally second mortgage home equity loans and overdraft protection loans) totaled $672,648 and $608,169 at September 30, 2023 and June 30, 2023, respectively. These amounts represent the Company's exposure to credit risk, and in the opinion of management have no more than the normal lending risk that the Company commits to its borrowers.
The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments such as TBAs, mandatory delivery commitments with investors, or best efforts forward sale commitments with investors. The fair value of these interest rate lock commitments was not material at September 30, 2023 or June 30, 2023.
SBIC Commitments – As of both September 30, 2023 and June 30, 2023, the Company had committed $24,000 across eight SBIC investments with $7,984 remaining to be drawn. Although the remaining capital commitments may or may not be called in the future, under the terms of the associated limited partnership agreements, the Company's exposure will not extend beyond the amount of the original commitments.
Restrictions on Cash – In response to COVID-19, the FRB reduced the reserve requirements to zero on March 15, 2020. Prior to this change the Bank was required by regulation to maintain a varying cash reserve balance with the FRB.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of September 30, 2023 and June 30, 2023 were $54,242 and $35,007, respectively. There was no liability recorded for these letters of credit at September 30, 2023 or June 30, 2023.
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description of valuation methodologies used for assets recorded at fair value. As of both September 30, 2023 and June 30, 2023, the Company did not have any liabilities recorded at fair value.
The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 20 of the 2023 Form 10-K.
Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. government agencies	$14,908	$—	$14,908	$—
MBS, residential	97,351	—	97,351	—
Municipal bonds	3,352	—	3,352	—
Corporate bonds	18,737	—	18,737	—
Total debt securities available for sale	$134,348	$—	$134,348	$—

Loans held for sale	$4,616	$—	$4,616	$—

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. government agencies	$14,714	$—	$14,714	$—
MBS, residential	107,414	—	107,414	—
Municipal bonds	3,388	—	3,388	—
Corporate bonds	26,410	—	26,410	—
Total debt securities available for sale	$151,926	$—	$151,926	$—

Loans held for sale	$6,947	$—	$6,947	$—
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
There were no transfers between levels during the three months ended September 30, 2023 or June 30, 2023.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated, all of which are considered collateral dependent:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Commercial real estate
Commercial real estate – owner occupied	$441	$—	$—	$441
Residential real estate loans
HELOCs	413	—	—	413
Total	$854	$—	$—	$854

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Commercial real estate loans
Commercial real estate – owner occupied	$364	$—	$—	$364
Commercial loans
Commercial and industrial	167	—	—	167
Total	$531	$—	$—	$531

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
The stated carrying value and estimated fair value amounts of financial instruments as of September 30, 2023 and June 30, 2023, are summarized below:

	September 30, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$325,014	$325,014	$325,014	$—	$—
Certificates of deposit in other banks	35,380	35,380	—	35,380	—
Debt securities available for sale, at fair value	134,348	134,348	—	134,348	—
FHLB and FRB stock	19,612	N/A	N/A	N/A	N/A
SBIC investments, at cost	14,586	14,586	—	—	14,586
Loans held for sale, at fair value	4,616	4,616	4,616	—	—
Loans held for sale, at the lower of cost or fair value	200,834	203,333	—	—	203,333
Loans, net	3,612,497	3,436,553	—	—	3,436,553
Accrued interest receivable	16,513	16,513	283	482	15,748
Liabilities
Noninterest-bearing and NOW deposits	1,430,166	1,430,166	—	1,430,166	—
Money market accounts	1,195,482	1,195,482	—	1,195,482	—
Savings accounts	202,971	202,971	—	202,971	—
Certificates of deposit	812,342	805,646	—	805,646	—
Junior subordinated debt	9,995	9,864	—	9,864	—
Borrowings	452,263	452,239	—	452,239	—
Accrued interest payable	6,093	6,093	—	6,093	—

	June 30, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$303,497	$303,497	$303,497	$—	$—
Certificates of deposit in other banks	33,152	33,152	—	33,152	—
Debt securities available for sale, at fair value	151,926	151,926	—	151,926	—
FHLB and FRB stock	20,208	N/A	N/A	N/A	N/A
SBIC investments, at cost	14,927	14,927	—	—	14,927
Loans held for sale, at fair value	6,947	6,947	6,947	—	—
Loans held for sale, at the lower of cost or fair value	161,703	163,874	—	—	163,874
Loans, net	3,611,630	3,455,390	—	—	3,455,390
Accrued interest receivable	14,829	14,829	99	410	14,320
Liabilities
Noninterest-bearing and NOW deposits	1,436,586	1,436,586	—	1,436,586	—
Money market accounts	1,241,840	1,241,840	—	1,241,840	—
Savings accounts	212,220	212,220	—	212,220	—
Certificates of deposit	710,522	701,965	—	701,965	—
Junior subordinated debt	9,971	9,746	—	9,746	—
Borrowings	457,263	457,213	—	457,213	—
Accrued interest payable	3,537	3,537	—	3,537	—

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The Company had off-balance sheet financial commitments, which included approximately $998,165 and $950,387 of commitments to originate loans, undisbursed portions of construction loans, unused lines of credit, and standby letters of credit at September 30, 2023 and June 30, 2023, respectively (see "Note 12 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.

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
The factors that could result in material differentiation include, but are not limited to:
•the impact of bank failures or adverse developments of other banks and related negative press about the banking industry in general on investor and depositor sentiment;
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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the CARES Act; and
•other risks detailed from time to time in our filings with the SEC, including this Form 10-Q.
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
An offset to net interest income is the provision for credit losses to establish the ACL at a level that provides for ECLs inherent in our loan portfolio, off balance sheet credit commitments, and available for sale debt securities. See "Note 1 – Summary of Significant Accounting Policies" in Item 1 of our 2023 Form 10-K for further discussion, and "Note 2 – Recent Accounting Pronouncements" in this Quarterly Report on Form 10-Q for further discussion of our adoption of ASU 2022-02.
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
Goodwill. We review goodwill for potential impairment on an annual basis during the last quarter of the fiscal year, or more often if events or circumstances indicate there may be impairment. In testing goodwill for impairment, we have the option to assess either qualitative or quantitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform a quantitative impairment test, otherwise no further analysis is required. Under the quantitative impairment test, the evaluation involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. If the estimated fair value of a reporting unit equals or exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value an impairment charge is recognized for the difference, but limited by the amount of goodwill allocated to that reporting unit.
Financial Highlights
For the quarter ended September 30, 2023 compared to the quarter ended June 30, 2023:
•net income was $14.8 million compared to $15.0 million;
•diluted EPS was $0.88 compared to $0.90;
•annualized ROA was 1.33% compared to 1.39%;
•annualized ROE was 12.23% compared to 12.85%;
•net interest income was $42.2 million compared to $43.9 million;
•net interest margin was 4.02% compared to 4.32%;
•provision for credit losses was $2.6 million compared to $405,000;
•noninterest income was $8.6 million compared to $6.9 million;
•tax-free death benefit proceeds from BOLI of $1.1 million compared to $0, which was the primary driver of the change in noninterest income noted above;
•net portfolio loan growth was $1.1 million, or 0.1% annualized, compared to $9.8 million, or 1.1% annualized; and
•quarterly cash dividends continued at $0.10 per share totaling $1.7 million for both periods.

	Three Months Ended
(Dollars in thousands)	September 30, 2023	June 30, 2023
Interest and dividend income	$61,865	$59,131
Interest expense	19,705	15,235
Net interest income	42,160	43,896
Provision for credit losses	2,570	405
Net interest income after provision for credit losses	39,590	43,491
Noninterest income	8,627	6,888
Noninterest expense	29,564	30,911
Income before income taxes	18,653	19,468
Income tax expense	3,820	4,455
Net income	$14,833	$15,013

Net income per common share(1)
Basic	$0.88	$0.91
Diluted	0.88	0.90
Cash dividends declared per common share	0.10	0.10
Book value per share at end of period	27.87	27.13
Tangible book value per share at end of period(2)	25.47	24.69
Market price per share at end of period	21.67	20.89
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
Set forth below is a reconciliation to US GAAP of tangible book value and tangible book value per share:

	As of
(Dollars in thousands, except per share data)	September 30, 2023	June 30, 2023
Total stockholders' equity	$484,411	$471,186
Less: goodwill, core deposit intangibles, net of taxes	41,748	42,410
Tangible book value	$442,663	$428,776
Common shares outstanding	17,380,307	17,366,673
Book value per share	$27.87	$27.13
Tangible book value per share	$25.47	$24.69
Set forth below is a reconciliation to US GAAP of tangible equity to tangible assets:

	As of
(Dollars in thousands)	September 30, 2023	June 30, 2023
Tangible equity(1)	$442,663	$428,776
Total assets	4,651,997	4,607,487
Less: goodwill, core deposit intangibles, net of taxes	41,748	42,410
Total tangible assets	$4,610,249	$4,565,077

Tangible equity to tangible assets	9.60%	9.39%
(1)Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Comparison of Results of Operations for the Three Months Ended September 30, 2023 and June 30, 2023
Net Income.  Net income totaled $14.8 million, or $0.88 per diluted share, for the three months ended September 30, 2023 compared to net income of $15.0 million, or $0.90 per diluted share, for the three months ended June 30, 2023, a decrease of $179,000, or 1.2%. The results for the three months ended September 30, 2023 were negatively impacted by an increase of $2.2 million in the provision for credit losses and a decrease of $1.7 million in net interest income, partially offset by a $1.7 million increase in noninterest income and a $1.3 million decrease in noninterest expense. Details of the changes in the various components of net income are further discussed below.
Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	September 30, 2023			June 30, 2023
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,865,502	$58,496	6.00%	$3,769,449	$56,122	5.97%
Debt securities available for sale	146,877	1,259	3.40	164,105	1,338	3.27
Other interest-earning assets(2)	148,386	2,110	5.64	138,420	1,671	4.84
Total interest-earning assets	4,160,765	61,865	5.90	4,071,974	59,131	5.82
Other assets	276,210			270,410
Total assets	$4,436,975			$4,342,384
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$597,856	$1,117	0.74%	$639,250	$1,148	0.72%
Money market accounts	1,222,372	7,726	2.51	1,261,590	6,539	2.08
Savings accounts	207,489	46	0.09	217,997	49	0.09
Certificate accounts	789,668	7,540	3.79	641,256	4,926	3.08
Total interest-bearing deposits	2,817,385	16,429	2.31	2,760,093	12,662	1.84
Junior subordinated debt	9,979	236	9.38	9,954	218	8.78
Borrowings	208,157	3,040	5.79	169,134	2,355	5.58
Total interest-bearing liabilities	3,035,521	19,705	2.58	2,939,181	15,235	2.08
Noninterest-bearing deposits	861,788			879,303
Other liabilities	58,513			55,268
Total liabilities	3,955,822			3,873,752
Stockholders' equity	481,153			468,632
Total liabilities and stockholders' equity	$4,436,975			$4,342,384
Net earning assets	$1,125,244			$1,132,793
Average interest-earning assets to average interest-bearing liabilities	137.07%			138.54%
Non-tax-equivalent
Net interest income		$42,160			$43,896
Interest rate spread			3.32%			3.74%
Net interest margin(3)			4.02%			4.32%
Tax-equivalent(4)
Net interest income		$42,475			$44,194
Interest rate spread			3.35%			3.77%
Net interest margin(3)			4.05%			4.35%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Tax-equivalent results include adjustments to interest income of $315 and $298 for the three months ended September 30, 2023 and June 30, 2023, respectively, calculated based on a combined federal and state tax rate of 24%.
Total interest and dividend income for the three months ended September 30, 2023 increased $2.7 million, or 4.6%, compared to the three months ended June 30, 2023, which was driven by a $2.4 million, or 4.2%, increase in interest income on loans. Accretion income on acquired loans of $378,000 and $973,000 was recognized during the same periods, respectively, and was included in interest income on loans.

Total interest expense for the three months ended September 30, 2023 increased $4.5 million, or 29.3%, compared to the three months ended June 30, 2023. The increase was the result of both increases in the average cost of funds across funding sources and an increase in average deposits and borrowings outstanding.
The following table shows the effects that changes in average balances (volume), including differences in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase / (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$2,066	$308	$2,374
Debt securities available for sale	(127)	48	(79)
Other interest-earning assets	143	296	439
Total interest-earning assets	2,082	652	2,734
Interest-bearing liabilities
Interest-bearing checking accounts	(62)	31	(31)
Money market accounts	(119)	1,306	1,187
Savings accounts	(2)	(1)	(3)
Certificate accounts	1,222	1,392	2,614
Junior subordinated debt	3	15	18
Borrowings	576	109	685
Total interest-bearing liabilities	1,618	2,852	4,470
Decrease in net interest income			$(1,736)
Provision for Credit Losses.  The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the current expected credit losses model.
The following table presents a breakdown of the components of the provision for credit losses:

	Three Months Ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	$ Change	% Change
Provision for credit losses
Loans	$2,850	$910	$1,940	213%
Off-balance-sheet credit exposure	(280)	(505)	225	45
Total provision for credit losses	$2,570	$405	$2,165	535%
For the quarter ended September 30, 2023, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $2.6 million during the quarter:
•$0.2 million benefit driven by changes in the loan mix.
•$0.2 million provision due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$0.3 million increase in specific reserves on individually evaluated credits.
For the quarter ended June 30, 2023, the "loans" portion of the provision for credit losses was primarily the result of the following, offset by net charge-offs of $1.2 million during the quarter:
•$0.1 million provision driven by changes in the loan mix.
•$0.3 million benefit due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$0.1 million decrease in specific reserves on individually evaluated credits.
For the quarters ended September 30, 2023 and June 30, 2023, the amounts recorded for off-balance-sheet credit exposure were the result of changes in the balance of loan commitments, loan mix and projected economic forecast as outlined above.

Noninterest Income.  Noninterest income for the three months ended September 30, 2023 increased $1.7 million, or 25.2%, when compared to the quarter ended June 30, 2023. Changes in the components of noninterest income are discussed below:

	Three Months Ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$2,318	$2,393	$(75)	(3)%
Loan income and fees	559	792	(233)	(29)
Gain on sale of loans held for sale	1,293	1,109	184	17
BOLI income	1,749	573	1,176	205
Operating lease income	1,785	1,225	560	46
Gain on sale of premises and equipment	—	82	(82)	(100)
Other	923	714	209	29
Total noninterest income	$8,627	$6,888	$1,739	25%
•Loan income and fees: The decrease in loan income and fees was due to a $308,000 reduction in prepayment penalties quarter over quarter.
•Gain on sale of loans held for sale: The increase in the gain on sale of loans held for sale was primarily driven by HELOCs sold during the period. During the quarter ended September 30, 2023, there were $31.2 million of HELOCs sold for a gain of $197,000 compared to no HELOCs sold in the prior quarter. There were $20.3 million of residential mortgage loans originated for sale which were sold during the current quarter with gains of $251,000 compared to $22.0 million sold with gains of $236,000 in the prior quarter. Our hedging of mandatory commitments on the residential mortgage loan pipeline contributed an additional $158,000 and $152,000 in income in the same periods, respectively. Lastly, there were $12.4 million in sales of the guaranteed portion of SBA commercial loans with gains of $687,000 for the quarter ended September 30, 2023, compared to $12.1 million sold and gains of $721,000 for the quarter ended June 30, 2023.
•BOLI income: The increase in BOLI income was due to a $1.1 million tax-free gain on death benefit proceeds in excess of the cash surrender value of the policies. No such gains were recognized in the prior quarter.
•Operating lease income: The increase in operating lease income was the result of higher contractual earnings as well as gains or losses incurred at the end of operating leases, where we recognized a net gain of $51,000 at the end of operating leases for the quarter ended September 30, 2023 versus a net loss of $279,000 for the quarter ended June 30, 2023.
Noninterest Expense.  Noninterest expense for the three months ended September 30, 2023 decreased $1.3 million, or 4.4%, when compared to the three months ended June 30, 2023. Changes in the components of noninterest expense are discussed below:

	Three Months Ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$16,514	$16,676	$(162)	(1)%
Occupancy expense, net	2,489	2,600	(111)	(4)
Computer services	3,173	3,302	(129)	(4)
Telephone, postage and supplies	652	677	(25)	(4)
Marketing and advertising	487	696	(209)	(30)
Deposit insurance premiums	717	549	168	31
Core deposit intangible amortization	859	859	—	—
Other	4,673	5,552	(879)	(16)
Total noninterest expense	$29,564	$30,911	$(1,347)	(4)%
•Marketing and advertising: The decrease in marketing and advertising was due to changes in media and product campaign spending quarter over quarter.
•Deposit insurance premiums: The increase in deposit insurance premiums was due to an increase in the rates the Company is charged for deposit insurance as well as growth in the assessment base.
•Other: The decrease was primarily the result of $552,000 in fraud losses recorded during the prior quarter versus a $16,000 net recovery of previously recorded losses in the current quarter.
Income Taxes.  The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, changes in the statutory rate, and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rates for the three months ended September 30, 2023 and June 30, 2023 were 20.5% and 22.9%, respectively. The decline in the effective tax rate was primarily driven by the tax-free gain on BOLI death benefit proceeds in addition to other changes in permanent book/tax differences.
Comparison of Financial Condition at September 30, 2023 and June 30, 2023
General.  Total assets increased by $44.5 million to $4.7 billion and total liabilities increased by $31.3 million to $4.2 billion, respectively, at September 30, 2023 as compared to June 30, 2023. The majority of these changes were the result of increases in deposits, which, combined with maturing investments, were used to fund growth in loans held for sale and provide additional liquidity.
Cash and Cash Equivalents.  Total cash and cash equivalents increased $21.5 million, or 7.1%, to $325.0 million at September 30, 2023 from $303.5 million at June 30, 2023.

Debt Securities Available for Sale.  Debt securities available for sale decreased $17.6 million, or 11.6%, to $134.3 million at September 30, 2023 from $151.9 million at June 30, 2023. This decrease was a result of maturing investments which were used to provide additional liquidity rather than being reinvested in other securities.
Loans Held for Sale. Loans held for sale increased $36.8 million, or 21.8%, to $205.5 million at September 30, 2023 from $168.7 million at June 30, 2023. This was driven by an increase of $47.0 million, or 35.4%, in HELOCs held for sale, partially offset by a $7.9 million, or 27.3%, decrease in SBA loans held for sale and a $2.3 million, or 33.6% decrease in mortgage loans held for sale.
Loans, Net of Deferred Loan Fees and Costs.  Total loans increased $1.1 million, or 0.0%, to $3.7 billion at September 30, 2023. The following table illustrates the changes within the portfolio:

	As of		Change		Percent of Total
	September 30, 2023	June 30, 2023			September 30, 2023	June 30, 2023
(Dollars in thousands)			$	%
Commercial real estate loans
Construction and land development	$352,143	$356,674	$(4,531)	(1)%	10%	10%
Commercial real estate – owner occupied	526,534	529,721	(3,187)	(1)	14	15
Commercial real estate – non-owner occupied	880,348	901,685	(21,337)	(2)	24	25
Multifamily	83,430	81,827	1,603	2	2	2
Total commercial real estate loans	1,842,455	1,869,907	(27,452)	(1)	50	52
Commercial loans
Commercial and industrial	237,366	245,428	(8,062)	(3)	7	7
Equipment finance	470,387	462,211	8,176	2	13	13
Municipal leases	147,821	142,212	5,609	4	4	4
Total commercial loans	855,574	849,851	5,723	1	24	24
Residential real estate loans
Construction and land development	103,381	110,074	(6,693)	(6)	3	3
One-to-four family	560,399	529,703	30,696	6	15	14
HELOCs	185,289	187,193	(1,904)	(1)	5	5
Total residential real estate loans	849,069	826,970	22,099	3	23	22
Consumer loans	112,816	112,095	721	1	3	2
Total loans, net of deferred loan fees and costs	$3,659,914	$3,658,823	$1,091	—%	100%	100%
Asset Quality. Nonperforming assets, made up entirely of nonaccrual loans for both periods, increased by $3.5 million, or 42.4%, to $11.8 million, or 0.25% of total assets, at September 30, 2023 compared to $8.3 million, or 0.18% of total assets, at June 30, 2023. Nonperforming loans to total loans was 0.32% at September 30, 2023 and 0.23% at June 30, 2023.
The ratio of classified assets to total assets increased to 0.76% at September 30, 2023 from 0.53% at June 30, 2023 as classified assets increased $10.7 million, or 43.7%, to $35.2 million at September 30, 2023 compared to $24.5 million at June 30, 2023. The increase was primarily due to a single commercial real estate non-owner occupied relationship which totaled approximately $9.0 million.
Our individually evaluated loans are comprised of loans meeting certain dollar thresholds and those on nonaccrual status, and may be evaluated for reserve purposes using either the cash flow or collateral valuation method. As of September 30, 2023, there was $7.3 million in loans individually evaluated compared to $6.8 million at June 30, 2023.
Allowance for Credit Losses on Loans.  The ACL on loans was $47.4 million, or 1.30% of total loans, at September 30, 2023 compared to $47.2 million, or 1.29% of total loans, as of June 30, 2023. The drivers of this change are discussed in the "Comparison of Results of Operations for the Three Months Ended September 30, 2023 and June 30, 2023 – Provision for Credit Losses" section above.
Net loan charge-offs totaled $2.6 million, or 0.27% as a percent of average loans, for the three months ended September 30, 2023 compared to $1.2 million, or 0.13% as a percentage of average loans, for the three months ended June 30, 2023. The charge-offs recognized the past two quarters have been concentrated in our equipment finance and SBA portfolios, with the increase quarter-over-quarter being driven by the SBA portfolio.
Other Assets. Other assets increased $3.4 million, or 6.3%, to $56.5 million at September 30, 2023 from $53.1 million at June 30, 2023. The increase was primarily driven by the change in taxes receivable/payable.

Deposits.  The following table summarizes the composition of our deposit portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2023	June 30, 2023	$ Change	% Change
Core deposits
Noninterest-bearing accounts	$827,362	$825,481	$1,881	—%
NOW accounts	602,804	611,105	(8,301)	(1)
Money market accounts	1,195,482	1,241,840	(46,358)	(4)
Savings accounts	202,971	212,220	(9,249)	(4)
Total core deposits	2,828,619	2,890,646	(62,027)	(2)
Certificates of deposit	812,342	710,522	101,820	14
Total	$3,640,961	$3,601,168	$39,793	1%
The following bullet points provide further information regarding the composition of our deposit portfolio as of September 30, 2023:
•Total deposits increased $39.8 million, or 1.1%, during the quarter.
•The balance of uninsured deposits was $962.7 million, or 26.4% of total deposits, which included $294.8 million of collateralized deposits to municipalities.
•The balance of brokered deposits was $328.0 million, or 9.0% of total deposits.
•Commercial and consumer depositors represented 51% and 49% of total deposits, respectively.
•The average balance of our deposit accounts was $33,000.
•Our largest 25 depositors made up $541.9 million, or 15.0% of total deposits.
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. All qualifying one-to-four family loans, HELOCs, commercial real estate loans, and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction, indirect auto, and municipal leases are pledged as collateral to secure outstanding FRB advances. At September 30, 2023, the Company had the ability to borrow $67.7 million through FHLB advances and $62.1 million through the unused portion of a line of credit with the FRB. At this same date, the Company maintained revolving lines of credit with three unaffiliated banks, the unused portion of which totaled $144.7 million. One of these revolving lines of credit is a $40.0 million line on which HomeTrust had drawn $20.3 million, bearing interest at The Wall Street Journal prime rate plus 50 basis points, maturing on January 30, 2024, although the term may be extended for an additional year two times if no events of default have occurred.
Additionally, we classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our securities portfolio is of high quality and short duration, and would therefore be readily marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity, and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At September 30, 2023, brokered deposits totaled $328.0 million, or 9.0% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and debt securities, including MBS. On a stand-alone basis we are a separate legal entity from the Bank and must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2023, we (on an unconsolidated basis) had liquid assets of $1.1 million.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals, and fund loan commitments. At September 30, 2023, the total approved loan commitments and unused lines of credit outstanding amounted to $271.3 million and $672.6 million, respectively, as compared to $307.2 million and $608.2 million as of June 30, 2023. Certificates of deposit scheduled to mature in one year or less at September 30, 2023 totaled $791.2 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.
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
At September 30, 2023, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" under applicable regulatory requirements as of September 30, 2023.
HomeTrust Bancshares, Inc.'s and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
September 30, 2023
CET1 Capital (to risk-weighted assets)	$449,746	10.89%	$185,864	4.50%	$268,470	6.50%
Tier I Capital (to total adjusted assets)	459,741	10.44	176,072	4.00	220,091	5.00
Tier I Capital (to risk-weighted assets)	459,741	11.13	247,818	6.00	330,424	8.00
Total Risk-based Capital (to risk-weighted assets)	503,133	12.18	330,424	8.00	413,030	10.00

June 30, 2023
CET1 Capital (to risk-weighted assets)	$437,768	10.60%	$185,794	4.50%	$268,370	6.50%
Tier I Capital (to total adjusted assets)	447,738	10.39	172,328	4.00	215,411	5.00
Tier I Capital (to risk-weighted assets)	447,738	10.84	247,726	6.00	330,301	8.00
Total Risk-based Capital (to risk-weighted assets)	487,298	11.80	330,301	8.00	412,876	10.00

HomeTrust Bank
September 30, 2023
CET1 Capital (to risk-weighted assets)	$471,466	11.42%	$185,859	4.50%	$268,463	6.50%
Tier I Capital (to total adjusted assets)	471,466	10.71	176,032	4.00	220,040	5.00
Tier I Capital (to risk-weighted assets)	471,466	11.42	247,812	6.00	330,416	8.00
Total Risk-based Capital (to risk-weighted assets)	514,858	12.47	330,416	8.00	413,020	10.00

June 30, 2023
CET1 Capital (to risk-weighted assets)	$459,871	11.14%	$185,791	4.50%	$268,365	6.50%
Tier I Capital (to total adjusted assets)	459,871	10.68	172,221	4.00	215,277	5.00
Tier I Capital (to risk-weighted assets)	459,871	11.14	247,721	6.00	330,295	8.00
Total Risk-based Capital (to risk-weighted assets)	499,431	12.10	330,295	8.00	412,869	10.00
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
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of September 30, 2023, the Company's and Bank's risk-based capital exceeded the required capital contribution buffer.
Dividends paid by HomeTrust Bank are limited, without regulatory approval, to current year earnings and earnings less dividends paid during the preceding two years.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk
There has not been any material change in the market risk disclosures contained in our 2023 Form 10-K.
Item 4.      Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2023, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2023, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the 2023 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Not applicable
(b) Not applicable
(c) Not applicable

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plans	Maximum # of Shares that May Yet Be Purchased Under Publicly Announced Plans
July 1 - July 31, 2023	—	$—	—	266,639
August 1 - August 31, 2023	—	—	—	266,639
September 1 - September 30, 2023	—	—	—	266,639
Total	—	$—	—	266,639
No stock was repurchased during the three months ended September 30, 2023.
Item 3.     Defaults Upon Senior Securities
Nothing to report.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Nothing to report.
Item 6.     Exhibits

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

3.1	Charter of HomeTrust Bancshares, Inc.	(d)
3.2	Amended and Restated Bylaws of HomeTrust Bancshares, Inc.	3.2
10.1	HomeTrust Bancshares, Inc. Senior Leadership Incentive Plan (formerly known as Operating Committee Incentive Program)	10.1
10.2	Amended and Restated Employment and Transition Agreement between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(a)

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

10.3	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(b)
10.3B	Amendment No. 2 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.3C	Amendment No. 3 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(o)
10.3D	Amendment No. 4 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(e)
10.4	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony J. VunCannon	(g)
10.4A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony VunCannon	(a)
10.5	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(d)
10.6	Amendment No. 1 to SERP	(m)
10.7	Amendment No. 2 to SERP	(l)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(d)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(d)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(d)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(d)
10.7E	SERP Joinder Agreement for Stan Allen	(d)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(d)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(d)
10.7H	SERP Joinder Agreement for William T. Flynt	(d)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(i)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(d)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(d)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(d)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(d)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(d)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(d)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(d)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(d)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(d)
10.9A	Amendment No. 1 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9B	Form of Joinder Agreement Under the HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9C	Amendment No. 2 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(r)
10.9D	Amendment No. 3 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(t)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(d)
10.10A	Amendment No. 1 to HomeTrust Bank 2005 Deferred Compensation Plan	(m)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(d)
10.11A	Amendment No. 1 to HomeTrust Bank Pre-2005 Deferred Compensation Plan	(m)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	(j)
10.12A	Form of Incentive Stock Option Award Agreement under Omnibus Incentive Plan	(k)
10.12B	Form of Non-Qualified Stock Option Award Agreement under Omnibus Incentive Plan	(k)
10.12C	Form of Stock Appreciation Right Award Agreement under Omnibus Incentive Plan	(k)
10.12D	Form of Restricted Stock Award Agreement under Omnibus Incentive Plan	(k)
10.12E	Form of Restricted Stock Unit Award Agreement under Omnibus Incentive Plan	(k)
10.13	HomeTrust Bancshares, Inc. 2022 Omnibus Incentive Plan (“Omnibus Incentive Plan”)	(q)
10.13A	Form of Non-Qualified Stock Option Award Agreement under the Registrant’s 2022 Omnibus Incentive Plan	(u)

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

10.13B	Form of Restricted Stock Award Agreement for Employees under the Registrant’s 2022 Omnibus Incentive Plan	(u)
10.13C	Form of Restricted Stock Award Agreement for Directors under the Registrant’s 2022 Omnibus Incentive Plan	(u)
10.14	Retirement Payment Agreement, dated as of September 1, 1987, between HomeTrust Bank and Larry S. McDevitt, as amended	(n)
10.15	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(c)
10.15A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(a)
10.16	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(g)
10.16A	Amendment No. 1 to Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(a)
10.17	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and John Sprink	(s)
10.18	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(r)
10.18A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(a)
10.19	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Megan Pelletier	(a)
10.20	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Lora Jex	10.20
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
101	The following materials from HomeTrust Bancshares’ Annual Report on Form 10-K for the year ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
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
(o)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on July 28, 2021 (File No. 001-35593).
(p)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (File No. 001-35593).
(q)Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on October 3, 2022 (File No. 001-35593).
(r)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 001-35593).
(s)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (File No. 001-35593).
(t)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on August 28, 2023 (File No. 001-35593).
(u)Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 6, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMETRUST BANCSHARES, INC.

Date: November 8, 2023	By:	/s/ C. Hunter Westbrook
C. Hunter Westbrook
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 8, 2023	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)