Form 10-KT
period 2023-12-31
HomeTrust Bancshares, Inc.
filed 2024-03-12
CIK 1538263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KT
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from July 1, 2023 to December 31, 2023
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
As of March 8, 2024, there were issued and outstanding 17,444,787 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock as of June 30, 2023, was $320.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).
Documents Incorporated By Reference
Portions of the Registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KT.

HOMETRUST BANCSHARES, INC.
FORM 10-KT
FOR THE TRANSITION PERIOD FROM JULY 1, 2023 to DECEMBER 31, 2023

Glossary of Defined Terms
The following items may be used throughout this Form 10-KT, including the Notes to Consolidated Financial Statements in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-KT.

Term	Definition
ACL	Allowance for Credit Losses
AFS	Available-For-Sale
AMLA	Anti-Money Laundering Act of 2020
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHCA	Bank Holding Company Act
BOLI	Bank Owned Life Insurance
BSA	Bank Secrecy Act of 1970
CBLR	Community Bank Leverage Ratio
CD	Certificate of Deposit
CDA	Collateral Dependent Asset
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act of 1977
DCF	Discounted Cash Flows
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ECL	Expected Credit Losses
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHFA	Federal Housing Finance Agency
FHLB or FHLB of Atlanta	Federal Home Loan Bank
FRB	Federal Reserve Bank of Richmond
GSE	Government-Sponsored Enterprises
HELOC	Home Equity Line of Credit
IRC	Internal Revenue Code
IRLC	Interest Rate Lock Commitments
KSOP	HomeTrust Bank KSOP Plan
LPO	Loan Production Office
MBS	Mortgage-Backed Security
NBV	Net Book Value
NCCOB	North Carolina Office of the Commissioner of Banks
NOL	Net Operating Loss
OREO	Other Real Estate Owned
PCD	Purchased Financial Assets with Credit Deterioration
PCI	Purchased Credit Impaired
PVE	Present Value of Equity
Quantum	Quantum Capital Corp. and its wholly owned subsidiary, Quantum National Bank
ROU	Right of Use
RSU	Restricted Stock Unit
SBA	U.S. Small Business Administration
SBIC	Small Business Investment Companies
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TBA	To-be-announced
USDA B&I	United States Department of Agriculture Business & Industry

Term	Definition
US GAAP	Generally Accepted Accounting Principles in the United States
VIE	Variable Interest Entity
WNCSC	Western North Carolina Service Corporation
Forward-Looking Statements
Certain matters in this Form 10-KT constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, but instead are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would," and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements.
The factors that could result in material differentiation include, but are not limited to:
•the impact of bank failures or adverse developments involving other banks and related negative press about the banking industry in general on investor and depositor sentiment;
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
•changes in general economic conditions, both nationally and in our market areas;
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
•legislative or regulatory changes that adversely affect our business including the effects of the Dodd-Frank Act, changes in laws or regulations, changes in regulatory policies and principles or the application or interpretation of laws and regulations by regulatory agencies and tax authorities, including changes in deferred tax asset and liability activity, and the interpretation of regulatory capital or other rules, including as a result of Basel III;
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
•other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and
•other risks detailed from time to time in documents we file with or furnish to the SEC, including this Form 10-KT.
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
PART I
On July 24, 2023, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31, commencing January 1, 2024. The transition period for this Transition Report on Form 10-KT (“Form 10-KT”) is for the six-months ended December 31, 2023 ("transition period").
In this Transition Report, our fiscal years are identified according to the calendar year in which they historically ended (e.g., the fiscal years ended June 30, 2023 and June 30, 2022 are referred to as "fiscal year 2023" and "fiscal year 2022") as if we had not changed our fiscal year to a calendar year on July 24, 2023 (commencing January 1, 2024).
Item 1. Business
Overview
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the holding company for HomeTrust Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on July 10, 2012. As a bank holding company and financial holding company, we are regulated by the Federal Reserve. At December 31, 2023, the Company had consolidated total assets of $4.7 billion, total deposits of $3.7 billion and stockholders’ equity of $499.9 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Form 10-KT, including the audited consolidated financial statements and related data, relates primarily to the Bank and its subsidiary. As a North Carolina state-chartered bank, and member of the FRB, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the FDIC. The Bank is a member of the FHLB of Atlanta, which is one of the 11 regional banks in the FHLB System. Our headquarters is located in Asheville, North Carolina.
The Bank was originally formed in 1926. Between the fiscal years of 1996 and 2011, HomeTrust Bank's Board of Directors and executive management expanded the Bank beyond its historical Asheville market and created a unique partnership through which hometown community banks could combine their financial resources to achieve a shared vision. These actions resulted in mergers between six established banks located in Tryon, Shelby, Eden, Lexington, and Cherryville, North Carolina.
Since 2013, we have entered eight attractive growth markets through various acquisitions and new office openings, as well as expanded our product lines. These include:
•BankGreenville Financial Corporation - one office in Greenville, South Carolina (acquired in July 2013)
•Jefferson Bancshares, Inc. - nine offices across East Tennessee (acquired in May 2014)
•Commercial LPO in Roanoke, Virginia (opened in July 2014)
•Bank of Commerce - one office in Charlotte, North Carolina (acquired in July 2014)
•10 Bank of America Branch Offices - nine in southwest Virginia, one in Eden, North Carolina (acquired in November 2014)
•Commercial LPO in Raleigh, North Carolina (opened in November 2014) and later converted into a full service branch (converted in April 2017)
•United Financial of North Carolina, Inc. - municipal lease company headquartered in Fletcher, North Carolina (acquired in December 2016)
•TriSummit Bancorp, Inc. - six offices in East Tennessee (acquired in January 2017)
•Began origination and sales of SBA loans through our new SBA line of business (September 2017)
•De novo branch in Cary, North Carolina (opened in March 2018)
•Began equipment finance line of business (May 2018)
•Began originations of HELOCs to be pooled and sold (March 2019)
•De novo branch in Cornelius, North Carolina (opened in April 2022)
•Quantum Capital Corp. - two offices in Atlanta, Georgia (acquired in February 2023)
•Commercial LPO in Charleston, South Carolina (opened in August 2023)
By expanding our geographic footprint and hiring local experienced talent, we have built a foundation focused on organic growth while maintaining "Our Commitment to the Customer Experience" that has differentiated our brand and characterized our success to date.
In recent years, we have focused on our mission to establish a behavior-based culture that focuses on fundamentals that serve as a guiding light in every facet of our business. In 2022, we introduced these 33 culture fundamentals that encapsulate the values we hold and solidify our unique culture. Each week, a different fundamental is emphasized and discussed throughout the Company through unique videos, a culture app, and at the start of each team meeting. From “#1 - do the right thing, always” to “#17 - think and act like an owner” to “#33 - keep things fun,” these fundamentals are not just how we behave and treat each other and our customers, but also how we manage the Company.
Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in commercial real estate loans, construction and development loans, commercial and industrial loans, equipment finance leases, municipal leases, loans secured by first and second mortgages on one-to-four family residences including home equity loans and other consumer loans. We also originate one-to-four family loans, SBA loans and HELOCs to sell to third-parties. In addition, we invest in debt securities issued by United States Government agencies and GSEs, municipal bonds, corporate bonds, commercial paper and certificates of deposit insured by the FDIC. We offer a variety of deposit accounts for individuals, businesses and nonprofit organizations.
Market Areas
The Bank has over 30 locations across Georgia, North Carolina, South Carolina, Tennessee and Virginia, many of which are located in markets experiencing growth rates above the national average. Historically, our branches and facilities have primarily been located in small-

to medium-sized communities, but in recent years we have implemented a strategy of expanding into larger, higher growth markets via business banking centers rather than retail-focused branches.
We have built a strong foundation in the communities we serve and take pride in the role we play. The management team and employees of each region work to support local nonprofit and community organizations. Each location helps provide critical services to meet the financial needs of its customers and improve the quality of life for individuals and businesses in its community. Initiatives supporting our communities include affordable housing, schools and financial education and the arts. We support these initiatives through both financial and people resources in our communities. Collectively, our Bank employees volunteer thousands of hours annually in their local communities, such as helping to build homes and teaching grade school youth how to begin establishing healthy money savings habits. Our Bank employees are making a positive difference in the lives of others every day.
Competition
We face strong competition in originating loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions, credit unions, life insurance companies and mortgage bankers. Other commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Commercial and industrial loan competition is primarily from local and regional commercial banks. We believe that we compete effectively because we consistently deliver high-quality, personal service to our customers that results in a high level of customer satisfaction.
We attract our deposits through our branch office network, supplementing this funding through brokered deposits as necessary. Competition for deposits is principally from other commercial banks, savings institutions and credit unions located in the same communities, as well as mutual funds and other alternative investments. We believe that we compete for deposits by offering superior service and a variety of deposit accounts at competitive rates. We also have a highly competitive suite of cash management services, online/mobile banking and internal support expertise specific to the needs of small to mid-sized commercial business customers. Beyond traditional financial institutions, we also face competition from financial technology companies, or fintechs.
In addition, the way we create differentiation from our competition is by focusing on “HOW” we deliver our products and services. While some employees have been a part of HomeTrust Bank for decades, a significant number of employees have more recently brought their professional expertise and industry knowledge to us through internal growth and acquisitions. As a reflection of our strategic goal to make the Bank a best place to work, the Company has recently made a significant investment in refreshing our culture model to create organizational clarity via a targeted, robust program that focuses on employee behaviors which support our aspirational corporate values. This “culture model” helps to ensure the Bank workplace remains attentive to:
•increased collaboration and productivity;
•attracting and retaining the best talent;
•winning more business in a "look-alike" world; and
•establishing clarity when more workers are remote or hybrid.
In implementing these principles, the directors, management team and employees work together as a team to meet the financial needs of our customers while supporting local nonprofit and community organizations to improve the quality of life for individuals and businesses in our communities. We support affordable housing and education initiatives to help build healthy communities through both financial assistance and employees volunteering thousands of hours annually in their local markets. We believe the opportunity to stay close to our customers gives us a unique position in the banking industry as compared to our larger competitors, and we are committed to continuing to build strong relationships with our employees, customers and communities for generations to come.
Human Capital
As of December 31, 2023, we employed 541 full-time employees and 24 part-time employees, for a total of 565 employees. Our employees are located primarily in our five-state geographic footprint: North Carolina - 374, Tennessee - 61, Georgia - 49, Virginia - 37 and South Carolina - 32. In addition, 12 employees are located in other states across the U.S and work remotely.
For almost 100 years, HomeTrust Bank has strived to be an employer of choice. We value and promote diversity, inclusion and belonging in every aspect of our business and at every level within the Company. We recruit, hire and promote employees based on their individual ability and experience and in accordance with Affirmative Action and Equal Employment Opportunity laws and regulations. Our policy is that we do not discriminate on the basis of race, color, gender, national origin, religion, age, sexual orientation, gender identity, gender expression, genetic information, physical or mental disability, pregnancy, marital status, status as a protected veteran or any other status protected by federal, state or local law.
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
Our business strategy relies heavily on relationships with both internal and external stakeholders. At new employee orientation, newly hired employees are educated on the history of the Company, our vision and our 33 culture fundamentals which outline how we work with our customers, partners and each other. We place an emphasis on providing regular performance feedback and encourage collaboration across the Company through open dialogue and focused execution while seeking diverse perspectives. In 2023, we provided new and enhanced opportunities for managers to participate in training classes focused on building and enhancing people-management skills.
We believe that a sense of belonging is essential to providing a work environment where everyone can perform their very best. We are committed to fostering an environment that encourages diverse viewpoints, backgrounds and experiences and with the support of our Board of Directors, we continue to explore additional diversity, equity, inclusion and belonging efforts.
Valuing our people, our greatest asset, means that good health, safety and well-being practices, both at home and at work, are woven into the fabric of our culture. We offer a comprehensive benefits package to our employees and have designed our benefits and compensation programs to attract, retain, motivate and reward employees. In addition to traditional health benefits, we offer a confidential employee assistance program for employees and for those living in their households which provides tools, resources and counseling at no charge to them. We also provide a physical wellness program, which delivers products, services and tools to help employees maintain a healthy life. We provide access to financial wellness counseling services and promote the health and wellness of our employees by strongly encouraging work-life balance and a healthy lifestyle. The Company's competitive paid time off program gives our employees a chance to step back from their professional commitments, which employees may use for vacation, personal use and illness.
To foster inclusivity and support our employees through various life events, we offer a 100% paid parental leave benefit to all eligible employees, regardless of gender, for the birth, adoption or fostering of a new child. In addition, we offer company-paid short-term disability coverage to provide 100% wage replacement for eight weeks for employees with at least one year of service if they experience a qualifying medical event.
We believe a strong corporate culture and employee engagement is crucial to the success of the Company. In 2023, we conducted a comprehensive employee engagement survey, with a high-level of employee participation and improved employee engagement results. Results were utilized to gain perspective on what we do well and identify opportunities for improvement. In addition, HomeTrust continues deepening the understanding of our 33 culture fundamentals which we introduced in 2022. Our fundamentals are a behavior-based set of expectations, intended to support the Company's core values and increase overall employee engagement. As employees exit the organization, we seek their candid feedback through confidential interviews and surveys in an effort to improve our processes, practices and overall work environment.
In 2023, HomeTrust was recognized as one of the top 20 Great Employers to Work for in North Carolina, by Best Companies Group. This recognition was a testament to our commitment to enhancing the employee experience and our significant investments in improving the culture of our workplace, expansion of inclusive benefits, increased employee communication, training and education opportunities. Collectively, these initiatives are designed to have a teammate first work environment to boost employee morale, engagement and job satisfaction.
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
Lending Policy and Procedures
Loan credit authority is granted by position rather than on an individual officer-by-officer basis. These loan authorities are reviewed and approved, at least annually, by the Credit Risk Committee, which is made up of the Chief Executive Officer, Chief Credit Officer, Chief Risk Officer, the Commercial Banking Group Executive, the Consumer Banking Executive and the Director of Commercial Credit. The Senior and Executive Loan Committee approval levels must be approved by the Board of Directors.
Commercial loan relationships in excess of $7.5 million in total credit exposure must be approved by our Senior Loan Committee, which is comprised of the Director of Commercial Credit (Chief Credit Officer or Senior Credit Officer may substitute) and the Commercial Banking Group Executive (Chief Executive Officer may substitute). Any loan submitted for Senior Loan Committee approval should have the prior approval of the Relationship Manager, the Market President (Commercial Banking Group Executive may substitute) and their assigned Senior Credit Officer. Loan relationships in excess of $15.0 million in total credit exposure must be approved by the Executive Loan Committee comprised of the Chief Executive Officer, Commercial Banking Group Executive, Chief Credit Officer, the Director of Commercial Credit and the Senior Credit Officers not involved with the credit. A quorum consists of at least three members, one of whom must be either the Chief Credit Officer or the Senior Credit Officer. A 70% vote is required for approval. Total credit exposure in a single loan or group of loans to related borrowers exceeding 60% of the Bank’s legal lending limit (currently approximately $47.5 million) must be approved by the Bank's Board of Directors. The Bank has no relationships currently in excess of this limit.
Investment Policy and Procedures
The Bank invests in various securities based on investment policies that have been approved by our Board of Directors and adhere to bank regulations. These securities include: United States Treasury obligations, securities of various federal agencies, including mortgage-backed securities, callable agency securities, certain certificates of deposit of insured banks and savings institutions, municipal bonds, investment grade corporate bonds and commercial paper and federal funds. See “How We Are Regulated” below for a discussion of additional restrictions on our investment activities.
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
The following is a brief description of certain laws and regulations applicable to HomeTrust Bancshares, Inc. and the Bank. Descriptions of laws and regulations here and elsewhere in this report do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress, the North Carolina legislature and the legislatures of other states that may affect the operations of HomeTrust Bancshares and the Bank. In addition, the regulations that govern us may be amended from time to time. Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.
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
On March 30, 2023, the CFPB issued a final rule amending Regulation B to implement changes to the Equal Credit Opportunity Act made by Section 1071 of the Dodd-Frank Act. Under this rule, covered financial institutions are required to collect and report to the CFPB data on credit applications for small businesses, including those that are owned by women or minorities. Congress enacted Section 1071 for the purpose of facilitating enforcement of fair lending laws and enabling communities, governmental entities and creditors to identify business and community development needs and opportunities for women-owned, minority-owned and small businesses.
Regulation of HomeTrust Bank
The Bank is subject to regulation and oversight by the NCCOB and the Federal Reserve extending to all aspects of its operations, including but not limited to requirements concerning an ACL, lending and mortgage operations, interest rates received on loans and paid on deposits, the payment of dividends to the Company, loans to officers and directors, mergers and acquisitions, capital and the opening and closing of branches. See "Capital Requirements for HomeTrust Bank" and "Limitations on Dividends" for additional details.
As a state-chartered institution, the Bank is subject to periodic examinations by the NCCOB and the Federal Reserve. During these examinations, the examiners assess compliance with state and federal banking regulations and safety and soundness standards on matters such as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and employee compensation and benefits. Any institution that fails to comply with these standards must submit a compliance plan.
The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain relationships and common interests. That limit is generally equal to 15% of unimpaired capital and surplus, which was $79.2 million as of December 31, 2023. The limit is increased to 25% for loans fully secured by readily marketable collateral. The Bank has no lending relationships in excess of its lending limit.
The NCCOB and the Federal Reserve have enforcement responsibility over the Bank and the authority to bring actions against the Bank and certain institution-affiliated parties, including officers, directors and employees, for violations of laws or regulations and for engaging in unsafe and unsound practices. Formal enforcement actions include the issuance of a capital directive or cease and desist order, civil money penalties, removal of officers and/or directors and receivership or conservatorship of the institution.
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
In October 2022, the FDIC Board of Directors finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023, with an invoice payment date of June 30, 2023). The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35% by September 30, 2028. Revised assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2%, absent further action by the FDIC Board of Directors.
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
Federal law generally prohibits loans by HomeTrust Bancshares to its executive officers and directors, but there is an exception for loans made by HomeTrust Bank to its executive officers and directors in compliance with federal banking laws. However, HomeTrust Bank’s authority to extend credit to its executive officers, directors and 10% stockholders (“insiders”), as well as entities those insiders control, is limited. The individual and aggregate amounts of loans that HomeTrust Bank may make to insiders are based, in part, on HomeTrust Bank’s capital level and require that certain Board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.
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
Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital. Because of our asset size, we were eligible to elect, and have elected, to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.
In addition to the risk-based capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.50% of risk-weighted assets above the minimum levels for such ratios in order to avoid limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. To meet the minimum capital ratios and the capital conservation buffer requirements, the capital ratios applicable to the Company and the Bank are (i) a CETI capital ratio greater than 7.00%; (ii) a Tier 1 capital ratio greater than 8.50%; (iii) a total capital ratio greater than 10.50%; and (iv) a Tier 1 leverage ratio greater than 4.00%. As of December 31, 2023, the Bank's risk-based capital exceeded the required capital contribution buffer.
To be considered “well capitalized,” a depository institution must have a Tier 1 capital ratio of at least 8.00%, a total capital ratio of at least 10.00%, a CET1 capital ratio of at least 6.50% and a leverage ratio of at least 5.00% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. Under certain circumstances, regulators are required to take certain actions against banks that fail to meet the minimum required capital ratios. Any such institution must submit a capital restoration plan and, until such plan is approved, may not increase its assets, acquire another depository institution, establish a branch or engage in any new activities, or make capital distributions. As of December 31, 2023, HomeTrust Bank met the requirements to be “well capitalized” and met the capital conservation buffer requirement. For additional information regarding the Bank’s required and actual capital levels at December 31, 2023, see “Note 18 – Regulatory Capital Matters” of the Notes to Consolidated Financial Statements included in Item 8 in this report.
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
At December 31, 2023, the Bank held $10.1 million in FHLB stock that was in compliance with the holding requirements.
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
The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2023, HomeTrust Bank’s aggregate recorded loan balances for construction, land development and land loans were 76.4% of regulatory capital. In addition, at December 31, 2023, HomeTrust Bank’s commercial real estate loans, as defined by the guidance, were 258.6% of regulatory capital. See "Risk Factors – The level of our commercial real estate portfolio may subject us to additional regulatory scrutiny."
Community Reinvestment and Consumer Protection Laws. In connection with its deposit-taking, lending and other activities, the Bank is subject to federal laws designed to protect consumers and promote lending for various purposes. The CFPB issues regulations and standards under these federal consumer protection laws, which include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and others. The CFPB has promulgated a number of proposed and final regulations under these laws that affect our consumer businesses. Among these regulatory initiatives are final regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards. In addition, customer privacy regulations limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third-parties. These regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.
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
On October 24, 2023, the federal banking agencies issued a final rule designed to strengthen and modernize regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low and moderate income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The Bank currently cannot predict the impact the changes to the CRA regulations will have on its operations.
BSA / Anti-Money Laundering Laws. The Bank is subject to the BSA and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require the Bank to implement policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of its customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.
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

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination could be subject to liability for cleanup costs, which could substantially exceed the value of the collateral property.
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
Holding Company Regulation
As a bank holding company under the BHCA, HomeTrust Bancshares, Inc. is subject to regulation, supervision and examination by the Federal Reserve. The Federal Reserve has enforcement authority with respect to HomeTrust Bancshares, Inc. similar to its enforcement authority over the Bank. We are required to file quarterly reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine us, and any of our subsidiaries, and charge us for the cost of the examination. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a bank holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. HomeTrust Bancshares, Inc. is also required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC.
The Bank Holding Company Act. Under the BHCA, we are supervised by the Federal Reserve. The Federal Reserve has a policy that requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary banks by having the ability to provide financial assistance to its subsidiary banks during periods of financial distress to the banks. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both. No regulations have yet been proposed by the Federal Reserve to implement the source of strength doctrine required by the Dodd-Frank Act. HomeTrust Bancshares, Inc. and any subsidiaries that it may control are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between HomeTrust Bancshares, Inc. and its affiliates are subject to numerous restrictions. With some exceptions, HomeTrust Bancshares, Inc. and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by HomeTrust Bancshares, Inc. or by its affiliates.
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
Capital Requirements for HomeTrust Bancshares. As a bank holding company, HomeTrust Bancshares, Inc. is subject to the minimum regulatory capital requirements established by Federal Reserve regulation, which generally are the same as the capital requirements for the Bank. These capital requirements include provisions that might impact the ability of the Company to pay dividends to stockholders or repurchase shares. For a description of the capital regulations, see "Regulation of HomeTrust Bank – Capital Requirements for HomeTrust Bank" and “Note 18 – Regulatory Capital Matters” of the Notes to Consolidated Financial Statements included in Item 8 in this report. At December 31, 2023, HomeTrust Bancshares, Inc. exceeded its minimum regulatory capital requirements under Federal Reserve regulations.
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
Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company's net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. As described above under "Regulation of HomeTrust Bank – Capital Requirements for HomeTrust Bank," the capital conservation buffer requirement can also restrict the ability of HomeTrust Bancshares, Inc. and the Bank to pay dividends.

Stock Repurchases. A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. No shares were repurchased during either the six-month transition period ended December 31, 2023 or the year ended June 30, 2023.
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
Federal Taxation
General. HomeTrust Bancshares Inc. and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to HomeTrust Bancshares and HomeTrust Bank. See “Note 12 – Income Taxes" in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-KT for additional information.
Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31st for filing its federal income tax return (updated from June 30th consistent with the Company's change in fiscal year end).
Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. In 2009, IRC 172 (b) (1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years. At December 31, 2023, we had $10.4 million of net operating loss carryforwards for federal income tax purposes.
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
Tennessee. The state of Tennessee requires banks to file a franchise and excise tax form for financial institutions. The franchise tax is based on the portion of revenue generated in the state, the net worth of the Bank and the applicable franchise tax, which was $0.25 per $100 in 2023 and 2022. The excise tax is based on the taxable income (as defined by the state), the portion of revenue generated in the state and the applicable excise tax, which was 6.5% in 2023 and 2022.
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
Available Information
The Company’s internet address is www.htb.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Transition Report on Form 10-KT. Other than an investor’s own Internet access charges, we make available free of charge through our website our Transition Report on Form 10-KT, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC.
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
Our primary market areas are concentrated in North Carolina (the Asheville metropolitan area, the "Piedmont" region, Charlotte and Raleigh/Cary), South Carolina (Greenville and Charleston), East Tennessee (Kingsport/Johnson City, Knoxville and Morristown), Southwest Virginia (the Roanoke Valley) and Georgia (Greater Atlanta). Adverse economic conditions in our market areas can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect our profitability.
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
•collateral for loans may decline further in value, exposing us to increased risk of loss on existing loans and reducing customers’ borrowing power;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•the amount of our deposits may decrease and the composition of our deposits may be adversely affected.
At December 31, 2023, the most significant portion of our loans located outside of our primary market areas were equipment finance, SBA and purchased HELOCs. As a result, our financial condition and results of operations are subject to general and regional economic conditions and the real estate conditions prevailing in the markets in which the underlying properties securing these loans are located, as well as the conditions in our primary market areas. If economic conditions or the real estate markets decline in the areas where these properties are located, we may suffer decreased net income or losses associated with higher default rates and decreased collateral values on our existing portfolio. Further, because of their geographical diversity, these loans can be more difficult to oversee than loans in our market areas in the event of delinquency.
A decline in economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in governmental rules or policies and natural disasters. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.
A continued weak economic recovery or recessionary conditions could increase our level of nonperforming assets, lower real estate values and reduce demand for loans, which would result in increased loan losses and lower earnings.
Recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and higher unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur reduced earnings or even losses, and may adversely affect our capital, liquidity and financial condition.
Inflationary pressures and rising prices may adversely affect our results of operations and financial condition.
Inflation rose sharply starting at the end of calendar year 2021 to levels not seen in more than 40 years. This rise continued through early calendar year 2023 and remained elevated at the end of 2023. Small- and medium-sized businesses may be impacted more during periods of high inflation, as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.
The economic impact of the COVID-19 pandemic could continue to adversely affect us.
The COVID-19 pandemic has adversely impacted the global and national economy and certain industries and geographies in which our customers reside and operate. As a result of its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the Company and its customers, employees and third-party service providers. The extent of this impact will depend on future developments which are highly uncertain. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long-term effects on the Company and its customers, which are difficult to quantify in the near-term or long-term.
We could be subject to a number of risks as the result of the COVID-19 pandemic, any of which could have a material adverse effect on our business, financial condition, liquidity and/or results of operations. These risks include, but are not limited to, changes in demand for our products and services; increased loan losses or other impairments in our loan portfolios and increases in our ACL; a decline in collateral for our loans, especially real estate; unanticipated unavailability of employees; increased cyber security risks to the extent employees work remotely; a prolonged weakness in economic conditions; and increased costs as we and our regulators, customers and third-party service providers adapt to evolving pandemic conditions.
Severe weather and other natural disasters, acts of war or terrorism, new public health issues or other adverse external events could harm our business.
Severe weather and other natural disasters, acts of war or terrorism, new public health issues or other adverse external events could have a significant impact on our ability to conduct business. Such events could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of our facilities and our operational, financial and management information systems. There is no assurance that our business continuity and disaster recovery program can adequately mitigate these risks. Such events could also affect the stability of our deposit base, cause significant property damage, adversely affect our employees, adversely impact the values of collateral securing our loans and/or interfere with our borrowers’ abilities to repay their debt obligations to us.
Risks Related to Lending Activities
Our business may be adversely affected by credit risk associated with residential property.
At December 31, 2023, $584.4 million, or 16.1% of our total loan portfolio, was secured by liens on one-to-four family residential loans. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing markets in which we operate may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.
A majority of our residential loans are “non-conforming” because they are adjustable rate mortgages that contain interest rate floors or do not satisfy credit or other requirements due to personal and financial reasons (e.g., divorce, bankruptcy, length of time employed, etc.), conforming loan limits (i.e., jumbo mortgages), and other requirements imposed by secondary market purchasers. Some of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy a need in our local market areas. As a result, subject to market conditions, we intend to continue to originate these types of loans.
High loan-to-value ratios on a portion of our residential mortgage loan portfolio expose us to greater risk of loss.
Many of our one-to-four family loans and home equity lines of credit are secured by liens on mortgage properties in which the borrowers have little or no equity because of home value declines in our market areas in prior years. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. Further, a majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquency, default and loss.
Our non-owner occupied real estate loans may expose us to increased credit risk.
At December 31, 2023, $151.3 million, or 25.9% of our one-to-four family loans and 4.2% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with the Bank, which may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.
Our construction and land development loans have a higher risk of loss than residential or commercial real estate loans.
At December 31, 2023, construction and land development loans in our residential real estate loan portfolio were $96.6 million, or 2.7% of our total loan portfolio, and consisted primarily of construction to permanent loans to homeowners building a residence or developing lots in residential subdivisions intending to construct a residence within one year. Construction and development loans in our commercial real estate loan portfolio at December 31, 2023, totaled $305.3 million, or 8.4% of our total loan portfolio, and consisted of loans to contractors and builders primarily to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale.
Construction and land development lending involves additional risks when compared with permanent residential or commercial real estate lending because funds are advanced based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the complete project and the effects of governmental regulation on real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the completed project loan-to-value ratio. Changes in demand for new housing or commercial buildings and higher than anticipated building costs, may cause actual results to vary significantly from those estimated. This type of lending also typically involves higher loan principal amounts and is often concentrated with loans to a small number of builders. For these reasons, a downturn in housing or the real estate market could increase loan delinquencies, defaults and foreclosures and significantly impair the value of the collateral underlying our construction and land development loans and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.
In addition, during the term of some of our construction and land development loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. In addition, increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold, which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At December 31, 2023, $86.2 million of our construction and land development loans were for speculative construction and none were classified as nonaccruing.
Loans on land under development or held for future construction as well as lot loans made to individuals for the future construction of a residence also pose additional risk because the length of time from financing to completion of a development project is significantly longer than for a traditional construction loan. This makes them more susceptible to declines in real estate values, declines in overall economic conditions, which may delay the development of the land, changes in the political landscape that could affect the permitted and intended use of the land being financed, and the potential illiquid nature of the collateral. In addition, during this long period of time from financing to completion, the collateral often does not generate any cash flow to support debt service.
Our commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.
While commercial real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans require a more detailed analysis at the time of loan underwriting and on an ongoing basis. At December 31, 2023, commercial real estate loans were $1.8 billion, or 49.6% of our total loan portfolio, including multifamily loans totaling $88.6 million or 2.4% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. At December 31, 2023, commercial real estate loans that were nonperforming totaled $5.0 million, or 25.9% of our total nonperforming loans.
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
The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm/non-residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Our total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 258.6% of total risk-based capital at December 31, 2023. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including Board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While not exceeding the 300% of capital threshold, we have implemented what we believe are policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance. Bank regulators could, however, require us to implement additional policies and procedures pursuant to their interpretation of the guidance that may result in additional costs to us.

Our equipment finance and auto finance lending increases our exposure to lending risks.
At December 31, 2023, $465.6 million and $107.0 million, or 12.8% and 2.9% of our total loan portfolio, consisted of equipment finance and indirect auto finance loans, respectively. Equipment finance and indirect auto finance loans are inherently risky as they are secured by assets that depreciate rapidly. In some cases, repossessed collateral for transportation and construction loans, and manufacturing equipment for equipment finance loans may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Equipment finance loan collections depend on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by the cash flows of the borrower's business within certain industries.
Specific to the equipment finance portfolio, during the six months ended December 31, 2023, our balances of both nonaccrual loans and net charge-offs increased significantly due to pressure in the over-the-road trucking sector. These pressures were most prevalent in loans to smaller operators which had an outstanding balance of $56.2 million as of December 31, 2023. Of this amount, $34.4 million of loans originated in calendar years 2021 and 2022 currently present the greatest risk as equipment prices were elevated during that time and have since declined. See "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations", specifically the "Nonperforming Assets" section, for additional information about changes in problem loans and actions taken to address this risk.
Lastly, as announced in our Current Report on Form 8-K filed on January 24, 2024, we decided to cease indirect auto originations effective by the end of the quarter ending March 31, 2024. The collectibility of the existing portfolio of auto loans depends on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.
Repayment of our municipal leases is dependent on fire departments receiving tax revenues from counties/municipalities.
At December 31, 2023, municipal leases were $150.3 million, or 4.1% of our total loan portfolio. We offer ground and equipment lease financing to fire departments located throughout North Carolina and, to a lesser extent, South Carolina. Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for that purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At December 31, 2023, $24.2 million of our municipal leases contained a non-appropriation clause.
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
We maintain an ACL, established through a provision for expected losses charged against income, which we believe is appropriate to provide for lifetime ECLs in our loan portfolio. The amount of this ACL is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:
•our reserve on loans collectively evaluated, based on peer loss experience, which management believes provides the best basis for its assessment of ECLs, and consideration of the effects of past events, current conditions and reasonable and supportable forecasts on the collectability of the loan portfolio;
•a qualitative reserve based on factors that are relevant within the qualitative framework; and
•our reserve on loans individually evaluated for loans no longer sharing similar risk characteristics, which is based on a DCF analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral dependent.
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
In addition, bank regulatory agencies periodically review our ACL and may require an increase in the provision for credit losses or the recognition of further loan charge-offs based on judgments different than those of management. If charge-offs in future periods exceed the ACL, we may need additional provisions to increase the ACL. Any increases in the ACL will result in a decrease in net income and possibly capital and may have a material adverse effect on our financial condition and results of operations.
If our nonperforming assets increase, our earnings will be adversely affected.
Our nonperforming assets (which consist of nonaccruing loans and OREO) were $19.3 million, or 0.41% of total assets, at December 31, 2023, compared to $8.3 million, or 0.18% of total assets, at June 30, 2023, respectively. Our nonperforming assets adversely affect our net income in various ways:
•we record interest income only on a cash basis for nonaccrual loans and any nonperforming debt securities, and do not record interest income for OREO;

•we must provide for ECLs through a current period charge to the provision for credit losses;
•noninterest expense increases when we write down the value of properties in our OREO portfolio to reflect changing market values or recognize credit impairment on nonperforming debt securities;
•there are legal fees associated with the resolution of problem assets, as well as carrying costs such as taxes, insurance and maintenance fees related to our OREO; and
•the resolution of nonperforming assets requires the active involvement of management, a distraction from more profitable activity.
If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.
If our OREO is not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.
We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property is taken in as OREO, and at certain other times during the asset’s holding period. Our NBV in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s NBV over its fair value. If our valuation process is incorrect, or if property values decline, the fair value of our OREO may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs. Significant charge-offs to our OREO could have a material adverse effect on our financial condition and results of operations.
In addition, bank regulators periodically review our OREO and may require us to recognize further charge-offs. Any increase in our write-downs may have a material adverse effect on our financial condition, liquidity and results of operations.
Risks Related to Market Interest Rates
Fluctuating interest rates can adversely affect our profitability.
Our earnings and cash flows are largely dependent upon our net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings and other interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In March 2020, in response to the COVID-19 pandemic, the Federal Open Market Committee (“FOMC”) of the Federal Reserve reduced the targeted federal funds rate 150 basis points to a range of 0.00% to 0.25%. The reduction in the targeted federal funds rate resulted in a decline in overall interest rates which negatively impacted our net interest income. Starting in March 2022, the FOMC has increased the targeted federal funds rate 11 separate times, raising the rate by 525 basis points to a range of 5.25% to 5.50%. If the FOMC further increases the targeted federal funds rates, overall interest rates will likely rise, which may continue to negatively impact both the housing market, by reducing refinancing activity and new home purchases, and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.
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
Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations (generally, if rates increase) or by reducing our margins and profitability (generally, if rates decrease). Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates, up or down, could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. When we anticipate a rising-rate environment, we work to adjust our assets to be shorter in duration than our liabilities, so they may adjust faster in response to changes in interest rates. As a result, when interest rates decline, the yield we earn on our assets may decline faster than the rate we pay on funding, causing our net interest margin to contract until the interest rates on interest-bearing liabilities catch up. When we anticipate a declining-rate environment, we work to adjust our liabilities to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up. Changes in the slope of the “yield curve”, or the spread between short-term and long-term interest rates, could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets in periods where we anticipate a declining-rate environment, when the yield curve flattens or even inverts, we will experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.

A sustained increase in market interest rates, such as the increases experienced during calendar year 2022 and early 2023, could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many other financial institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity date, resulted in our having a significant amount of these deposits, which have a shorter duration than our assets. At December 31, 2023, we had $813.0 million in certificates of deposit that mature within one year and $2.8 billion in checking, savings and money market accounts with no stated maturity. We have incurred and may continue to incur a higher cost of funds to retain these deposits in a rising interest rate environment or one that is maintained for a significant period of time at a historically high rate of interest, as well as supplementing any runoff with other types of borrowings also at a higher cost of funds. Our net interest income has been and could continue to be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments.
In addition, a substantial amount of our loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. As of December 31, 2023, our loans with interest rate floors totaled approximately $650.9 million, or 17.9% of our total loan portfolio, and had a weighted average floor rate of 5.14%, of which $46.9 million were at their floor rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during such periods. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates, which could have a material adverse effect on our results of operations.
Changes in interest rates also affect the value of our interest-earning assets and in particular our debt securities portfolio. Generally, the fair values of fixed-rate debt securities fluctuate inversely with changes in interest rates. Unrealized gains and losses on debt securities available for sale are reported as a separate component of stockholders' equity, net of tax. Decreases in the fair value of debt securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.
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
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting the issuer or the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, and any changes to the Company's intent or ability to hold the securities until such securities recover in value could cause impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations. The process for determining whether the decline in fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. Furthermore, there can be no assurance that the declines in market value will not result in impairments of these assets and lead to accounting charges that could have a material adverse effect on our net income and capital levels. Any impairment that is not credit-related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. As of December 31, 2023, an ACL was not deemed necessary by the Company for credit-related impairment on our securities portfolio.
Changes in the programs offered by GSEs, our ability to qualify for such programs, and changes in interest rates may affect our gains on sale of loans held for sale, which could negatively impact our noninterest income.
Our mortgage banking and SBA lending operations provide a significant portion of our noninterest income. We generate mortgage revenues primarily from gains on the sale of single-family residential loans pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and other investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. We also generate commercial business loan revenues from gains on the sale of the guaranteed portion of SBA and business and industry loans pursuant to programs currently offered by the SBA and USDA B&I. Any future changes in these programs, significant impairment of our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, result in a lower volume of corresponding loan originations or increase other administrative costs, which may materially adversely affect our results of operations.
Mortgage production, especially refinancing, generally declines in rising interest rate environments, resulting in fewer loans that are available to be sold to investors. When interest rates rise, or even if they do not, there can be no assurance that our mortgage production will continue at current levels. The profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to the interest rate environment, our mortgage business is dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans into that market. Similar to mortgage production, our SBA and USDA B&I operations are dependent upon (i) and (ii) previously mentioned. The loans in our held-for-sale portfolio are carried at either fair market value or the lower of cost or fair market value less estimated costs to sell, with changes recognized in our statement of operations. Carrying the loans at fair value may also increase the volatility in our earnings.
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
We have implemented a strategy of supplementing organic growth by acquiring other financial institutions or other businesses that we believe will help us fulfill our strategic objectives and enhance our earnings; however, there are risks associated with this strategy, including the following:
•we may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected.
•prices at which future acquisitions can be made may not be acceptable to us.
•our growth initiatives may require us to recruit experienced personnel to assist in such initiatives. The failure to identify and retain such personnel would place significant limitations on our ability to execute our growth strategy.
•our strategic efforts may divert resources or management’s attention from ongoing business operations and may subject us to additional regulatory scrutiny.
•the acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time-consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions to the extent expected or within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.
•to finance a future acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders.
•we have completed six acquisitions during the past 10 years that enhanced our rate of growth. We may not be able to continue to maintain our past rate of growth or to grow at all in the future, even if we do have additional acquisitions.
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
Under US GAAP, we are required to record loans acquired through acquisitions, including PCD, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances as of the acquisition date. Actual performance could differ from management's initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially increase due to the discount. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and the discount decreases, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in lower net interest margins and lower interest income in future periods.
We may experience future goodwill impairment, which could reduce our earnings.
Our annual goodwill impairment test, the timing of which was adjusted to occur within the six-month transition period, did not identify any impairment for the period from June 30, 2023 to December 31, 2023. In testing goodwill for impairment, the Company has the option to assess either qualitative or quantitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform a quantitative impairment test; otherwise, no further analysis is required. Under the quantitative impairment test, the evaluation involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill is deemed to exist, we would be required to write down our goodwill resulting in a charge to earnings, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.
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
The significant federal and state banking regulations that affect us are described under the heading "Business – How We Are Regulated” in

Item 1 of this Form 10-KT. These regulations, along with the currently existing tax, accounting, securities, insurance and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations. Additionally, actions by regulatory agencies or significant litigation against us may lead to penalties that materially affect us. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These accounting changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.
Non-compliance with the USA PATRIOT Act, Bank Secrecy Act or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.
The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent them from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. Banking institutions continue to receive large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.
Our framework for managing risks may not be effective in mitigating risk and loss to us.
We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk and reputational risk, among others. We also maintain a compliance program to identify, measure, assess and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. As with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses, which could have a material adverse effect on our financial condition and results of operations.
Risks Related to Cybersecurity, Data and Fraud
We are subject to certain risks in connection with our use of technology.
Our security measures may not be sufficient to mitigate the risk of a cyber attack. Communications and information systems are essential to the conduct of our business, as we use these systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.
Further, our cardholders use their debit and credit cards to make purchases from third-parties or through third-party processing services. As such, we are subject to risk from data breaches of a third-party’s information systems or their payment processors. Such a data security breach could compromise our account information. The payment methods that we offer also subject us to potential fraud and theft by criminals who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for losses associated with reimbursing our clients for fraudulent transactions on clients’ card accounts, as well as costs incurred by payment card issuing banks and other third-parties, we may be subject to fines and higher transaction fees, and our ability to accept or facilitate certain types of payments may be impaired. We may also incur other costs related to data security breaches, such as replacing cards associated with compromised card accounts. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.
Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. The Company is continuously working to install new, and upgrade its existing, information technology systems and provide employee awareness training around phishing, malware and other cyber risks to further protect the Company against cyber risks and security breaches.
There continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector, due to cyber criminals targeting commercial bank accounts. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Insider or employee cyber and security threats are increasingly a concern for companies, including ours. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber-security breach or other act; however, some of our clients may have been affected by these breaches, which could increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.
Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our security measures may not protect us from system failures or interruptions of our own systems or those of our third-party vendors. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While the Company selects third-party vendors carefully, it does not control their actions. If our third-party providers encounter difficulties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks or security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third-parties on which we rely. We may not be insured against all types of losses as a result of third-party failures, and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.
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
Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans or debt securities and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Georgia, North Carolina, South Carolina, Tennessee and/or Virginia markets in which the majority of our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB Atlanta or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” of this Form 10-KT.
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
Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where the Bank conducts its business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. Our ability to retain and grow our loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of our bankers. If we were to lose the services of any of our bankers, including successful bankers employed by banks that we may acquire, to a new or existing competitor, or otherwise, we may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services. In addition, our success has been and continues to be highly dependent upon the services of our directors, several of whom are nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors.
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
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to the risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of a vendor’s performance, including aspects which the vendor delegates to third-parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and clients could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.
As a community bank, maintaining our reputation in our market areas is critical to the success of our business, and the failure to do so may materially adversely affect our performance.
We are a community bank, and our reputation is one of the most valuable aspects of our business. A key component of our business strategy is to utilize our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates.
Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.
Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital, if needed, on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, any additional capital we obtain may dilute the interests of existing holders of our common stock. Further, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.
We rely on dividends from the Bank for substantially all of our revenue at the holding company level.
We are an entity separate and distinct from our principal subsidiary, the Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will be, dependent upon dividends from the Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on our common stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock or continue stock repurchases. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.
Increasing scrutiny and evolving expectations from customers, regulators, investors and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosures. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence and disclosure.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity Risk Management, Strategy and Governance
There continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector where our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cybersecurity breach or other act, we are regularly the target of attempted threats such as ransomware and denial-of-service attacks. In addition, our customers, vendors and other third parties also face the same threats, and a cybersecurity incident impacting any of these parties could also impact our operations. For these reasons, cybersecurity is critical to supporting our business and protecting our customers.
Our Chief Information Officer is responsible for monitoring and coordinating the Company’s Information Security Program, which is managed on a day-to-day basis by our Physical and Information Security Officer. This program has been designed to:
•Ensure appropriate security of all information systems data, equipment and processes;
•Ensure the security and confidentiality of nonpublic customer information;
•Protect against any anticipated threats or hazards; and
•Protect against unauthorized access to, or use of, such information.
Operationally, the information security team employs numerous security tools such as threat detection, alerting and monitoring, data loss prevention, vulnerability remediation, anti-malware and email security protections. Consistent with our Business Continuity and Security Incident Response Policies, the Company engages in annual disaster recovery and information security tabletop exercises to simulate threats and events, and engages third parties on an annual basis to conduct and report on penetration testing exercises. We administer mandatory annual security awareness training, routine employee email phishing testing, and provide regular updates across the Company to highlight recent examples of risks as they are identified.
Our Board of Directors is responsible for overseeing the Company’s cybersecurity strategies and setting the acceptable cybersecurity risk appetite as part of its oversight of the Company’s risk management activities. The Board has designated the Executive and Risk Committee to oversee the Company’s Enterprise Risk Management Program, which includes the framework for identifying, measuring, monitoring and controlling cybersecurity risk. Between updates provided by the Chief Information Officer and Chief Risk Officer, who leads the Company’s Enterprise Risk Management function, the Committee receives quarterly updates over assessed internal and external risks, cyber threats, industry trends in the cyber area, security operations and incident response, threat and vulnerability management activities, identity and access management controls, and the results of third-party audits and examinations. To ensure this focus is properly disseminated, the Enterprise Risk Management Program includes a Management Risk Committee, made up of executive officers, to ensure proper oversight of risk-related decision making and communication by executive management.
In addition to internal monitoring procedures, the Company maintains a vendor risk management program that is designed to identify and manage risks, including cybersecurity risks, posed by our third-party vendors, particularly those with access to, or possession of, sensitive information. Vendor contract negotiations require the inclusion of data protection terms and responsibilities regarding information breach notifications and reporting. The program also includes due diligence and risk assessment procedures occurring prior to and during the life of these contractual relationships, to evaluate the vendor’s management of data transmission, storage of information, encryption practices, vulnerability testing and general strength of the vendor’s information security policy and practices.
The Company’s information security team has a defined escalation path for issues and events as outlined in our Security Incident Response Policy. Our information security, IT infrastructure, IT support, and system analyst teams will take the lead role in evaluating, escalating, investigating and remediating a potential cybersecurity event, including formulating the initial response, and bringing in individuals from other departments as deemed appropriate. Any incident assessed as potentially being or becoming material is further escalated to the

Operating Committee which includes all executive officers, and may be elevated to the Board of Directors if the incident is deemed material or otherwise appropriate. Outside legal counsel and forensic analysts may also be engaged to assist in evaluating and remediating cybersecurity issues and events.
In spite of the Company’s investments in systems and processes to address cyber risk, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material effect on the Company. For further discussion, see “Item 1A. Risk Factors – Risks Related to Cybersecurity, Data and Fraud.”
Item 2. Properties
We maintain our administrative office, which is owned by us, in Asheville, North Carolina. In total, as of December 31, 2023, we have 37 locations in five states, which include: North Carolina (including the Asheville metropolitan area, the "Piedmont" region, Charlotte and Raleigh/Cary), South Carolina (Greenville and Charleston), East Tennessee (including Kingsport/Johnson City, Knoxville and Morristown), Southwest Virginia (including the Roanoke Valley) and Georgia (Greater Atlanta). Of those offices, 8 are leased facilities. We also own an operations center located in Asheville, North Carolina. We lease additional space, which is adjacent to the facility we own in Asheville, for administrative and operations personnel. The lease terms for our branch offices, operations center and other offices are not individually material. Lease expirations range from two to 18 years. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use. See "Note 7 – Premises and Equipment" and "Note 11 – Leases" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-KT for additional information.
We maintain depositor and borrower customer files on an online basis, utilizing a telecommunications network, portions of which are leased. Management has a disaster recovery plan in place with respect to the data processing system, as well as our operations as a whole.
Item 3. Legal Proceedings
The "Litigation" section of “Note 17 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-KT is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is listed on the Nasdaq Global Market under the symbol “HTBI.” As of the close of business on March 8, 2024, there were 17,444,787 shares of common stock outstanding held by 997 holders of record. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The Company began paying its first cash dividends during the second quarter of fiscal year 2019. The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. We also have the ability to receive dividends or capital distributions from HomeTrust Bank, our wholly owned subsidiary. There are regulatory restrictions on the ability of HomeTrust Bank to pay dividends. See Item 1, “How We Are Regulated,” for more information regarding the restrictions on the Company’s and the Bank’s abilities to pay dividends.
Purchases of Equity Securities by the Issuer
The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2023:

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plans	Maximum # of Shares that May Yet Be Purchased Under Publicly Announced Plans
October 1 - October 31, 2023	—	$—	—	266,639
November 1 - November 30, 2023	—	—	—	266,639
December 1 - December 31, 2023	—	—	—	266,639
Total	—	$—	—	266,639
On April 2, 2020, the Company's Board of Directors authorized the repurchase of up to 851,004 shares of the Company's common stock, representing 5% of its outstanding shares at the time of the announcement. This repurchase plan was completed on July 26, 2021. On July 28, 2021, 825,941 shares of common stock were authorized for repurchase representing 5% of the Company's outstanding shares at the time of the announcement. This repurchase plan was completed on February 28, 2022. On February 28, 2022, an additional 806,000 shares of common stock were authorized for repurchase representing approximately 5% of the Company's outstanding shares at the time of the announcement. As of December 31, 2023, 539,361 of these shares had been purchased at an average price of $28.93 per share, although no shares were repurchased during the six-month transition period ended December 31, 2023. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.

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

	Year Ended June 30,						Six Months Ended December 31, 2023
	2018	2019	2020	2021	2022	2023
HomeTrust Bancshares, Inc.	100.00	88.37	56.72	101.24	90.56	75.67	95.18
S&P US BMI Bank Index	100.00	97.17	74.17	124.88	100.77	93.08	111.79
NASDAQ Composite	100.00	107.88	137.61	203.61	155.66	196.35	217.73
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and notes thereto which are included in Item 8 of this Form 10-KT. You should read the information in this section in conjunction with the business and financial information regarding us as provided in this Form 10-KT.
Financial Highlights

(Dollars in thousands)	December 31, 2023	June 30, 2023	June 30, 2022	June 30, 2021
Selected financial condition data
Total assets	$4,672,633	$4,607,487	$3,549,204	$3,524,723
Cash and cash equivalents	347,140	303,497	105,119	50,990
Commercial paper, net	—	—	194,427	189,596
Certificates of deposit in other banks	34,722	33,152	23,551	40,122
Debt securities available for sale, at fair value	126,950	151,926	126,978	156,459
Loans, net of ACL and deferred loan fees and costs	3,591,381	3,611,630	2,734,605	2,697,799
Deposits	3,661,373	3,601,168	3,099,761	2,955,541
Junior subordinated debt	10,021	9,971	—	—
Borrowings	433,763	457,263	—	115,000
Stockholders’ equity	499,893	471,186	388,845	396,519

	Six Months Ended December 31, 2023	Year Ended June 30,
(Dollars in thousands, except per share data)		2023	2022	2021
Selected operations data
Total interest and dividend income	$124,684	$187,126	$116,114	$118,733
Total interest expense	40,601	29,711	5,340	15,411
Net interest income	84,083	157,415	110,774	103,322
Provision (benefit) for credit losses	5,930	15,392	(592)	(7,135)
Net interest income after provision (benefit) for credit losses	78,153	142,023	111,366	110,457
Service charges and fees on deposit accounts	4,686	9,510	9,462	9,083
Loan income and fees	982	2,571	3,185	2,208
Gain on sale of loans held for sale	2,330	5,608	12,876	17,352
BOLI income	3,901	2,116	2,000	2,156
Operating lease income	3,377	5,471	6,392	5,601
Gain on sale of debt securities available for sale	—	—	1,895	—
Gain (loss) on sale of premises and equipment	(248)	2,097	(87)	(1,311)
Other	1,847	3,677	3,386	4,732
Total noninterest income	16,875	31,050	39,109	39,821
Total noninterest expense	59,345	115,909	105,097	131,182
Income before income taxes	35,683	57,164	45,378	19,096
Income tax expense	7,386	12,560	9,725	3,421
Net income	$28,297	$44,604	$35,653	$15,675

Net income per common share – basic	$1.67	$2.82	$2.27	$0.96
Net income per common share – diluted	$1.67	$2.80	$2.23	$0.94

	At or For the Six Months Ended December 31, 2023	At or For the Year Ended June 30,
		2023	2022	2021
Performance ratios
Return on assets (ratio of net income to average total assets)(1)	1.27%	1.16%	1.01%	0.42%
Return on equity (ratio of net income to average equity)(1)	11.51	10.43	9.00	3.88
Yield on earning assets(1)	5.96	5.20	3.54	3.45
Rate paid on interest-bearing liabilities(1)	2.66	1.17	0.23	0.57
Average interest rate spread(1)	3.30	4.03	3.31	2.88
Net interest margin(1)(2)	4.02	4.38	3.38	3.00
Average interest-earning assets to average interest-bearing liabilities	136.76	141.23	138.30	128.01
Noninterest expense to average total assets(1)	2.66	3.01	2.97	3.55
Efficiency ratio	58.78	61.50	70.12	91.64
Efficiency ratio – adjusted(3)	59.81	59.12	69.19	73.41

	At or For the Six Months Ended December 31, 2023	At or For the Year Ended June 30,
		2023	2022	2021
Asset quality ratios
Nonperforming assets to total assets(4)	0.41%	0.18%	0.18%	0.36%
Nonperforming loans to total loans(4)	0.53	0.23	0.22	0.46
Total classified assets to total assets	0.90	0.53	0.61	0.64
Allowance for credit losses to nonperforming loans(4)	251.60	567.56	566.83	281.38
Allowance for credit losses to total loans	1.34	1.29	1.25	1.30
Net charge-offs to average loans(1)	0.28	0.10	(0.02)	0.01
Capital ratios
Equity to total assets at end of period	10.70%	10.23%	10.96%	11.25%
Tangible equity to total tangible assets(3)	9.91	9.39	10.31	10.59
Average equity to average assets	11.03	11.11	11.20	10.91
Dividend payout ratio	12.53	13.97	15.30	32.01
Dividends declared per common share	$0.21	$0.39	$0.35	$0.31
(1)Ratio is annualized for the six months ended December 31, 2023.
(2)Net interest income divided by average interest-earning assets.
(3)See "GAAP Reconciliation of Non-GAAP Financial Measures" section below for additional details.
(4)Nonperforming assets and loans include nonaccruing loans and OREO. There were no accruing loans more than 90 days past due at the dates indicated. At December 31, 2023, $2.4 million, or 12.3%, of nonperforming loans were current on their loan payments.

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
Set forth below is a reconciliation to US GAAP of our efficiency ratio:

	Six Months Ended December 31, 2023	Year Ended June 30,
(Dollars in thousands)		2023	2022	2021
Noninterest expense	$59,345	$115,909	$105,097	$131,182
Less: branch closure and restructuring expenses	—	—	—	1,513
Less: officer transition agreement expense	—	—	1,795	—
Less: merger-related expenses	—	5,465	—	—
Less: prepayment penalties on borrowings	—	—	—	22,690
Noninterest expense – adjusted	$59,345	$110,444	$103,302	$106,979

Net interest income	$84,083	$157,415	$110,774	$103,322
Plus: tax equivalent adjustment	656	1,163	1,231	1,267
Plus: noninterest income	16,875	31,050	39,109	39,821
Less: BOLI death benefit proceeds in excess of cash surrender value	2,646	—	—	—
Less: gain on sale of available for sale and equity securities	—	721	1,895	—
Less: gain (loss) on sale of premises and equipment	(248)	2,097	(87)	(1,311)
Net interest income plus noninterest income – adjusted	$99,216	$186,810	$149,306	$145,721

Efficiency ratio	58.78%	61.50%	70.12%	91.64%
Efficiency ratio – adjusted	59.81%	59.12%	69.19%	73.41%
Set forth below is a reconciliation to US GAAP of tangible book value and tangible book value per share:

(Dollars in thousands, except per share data)	December 31, 2023	June 30, 2023	June 30, 2022	June 30, 2021
Total stockholders' equity	$499,893	$471,186	$388,845	$396,519
Less: goodwill, core deposit intangibles, net of taxes	41,086	42,410	25,710	25,902
Tangible book value	$458,807	$428,776	$363,135	$370,617
Common shares outstanding	17,387,069	17,366,673	15,591,466	16,636,483
Book value per share	$28.75	$27.13	$24.94	$23.83
Tangible book value per share	$26.39	$24.69	$23.29	$22.28
Set forth below is a reconciliation to US GAAP of tangible equity to tangible assets:

(Dollars in thousands)	December 31, 2023	June 30, 2023	June 30, 2022	June 30, 2021
Tangible equity(1)	$458,807	$428,776	$363,135	$370,617
Total assets	4,672,633	4,607,487	3,549,204	3,524,723
Less: goodwill, core deposit intangibles, net of taxes	41,086	42,410	25,710	25,902
Total tangible assets	$4,631,547	$4,565,077	$3,523,494	$3,498,821

Tangible equity to tangible assets	9.91%	9.39%	10.31%	10.59%
(1)    Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.
Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2023 and June 30, 2023 and results of operations for the six-month transition period ended December 31, 2023 and each of the years in the three-year period ended June 30, 2023. Refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with the SEC on September 11, 2023 (the “2023 Form 10-K”) for a discussion and analysis of the more significant factors that affected periods prior to the six-month transition period ended December 31, 2023.
Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services including service charges and fees on deposit accounts, loan income and fees, gains on sale of loans held for sale, BOLI income and operating lease income.
An offset to net interest income is the provision for credit losses to establish the ACL at a level that provides for ECLs inherent in our loan portfolio, off balance sheet commitments and available for sale debt securities. See "Note 1 – Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-KT for further discussion.
Our noninterest expenses consist primarily of salaries and employee benefits, occupancy expenses, marketing and computer services and FDIC deposit insurance premiums. Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and costs of utilities.
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
Allowance for Credit Losses, or ACL, on Loans. The ACL on loans held for investment reflects our estimate of credit losses that will result from the inability of our borrowers to make required loan payments. We charge off loans against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized. We use a systematic methodology to determine our ACL for loans held for investment and certain off-balance-sheet credit exposures. The ACL on loans held for investment is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. The estimate of our ACL on loans held for investment involves a high degree of judgment including consideration of the effects of past events, current conditions and reasonable and supportable forecasts on the collectability of the loan portfolio. We recognize in net income the amount needed to adjust the ACL on loans held for investment and certain off-balance-sheet credit exposures for management’s current estimate of ECLs. Our ACL on loans held for investment is calculated using collectively evaluated and individually evaluated loans.
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
The primary identifiable intangible asset we typically record in connection with a whole bank or branch acquisition is the value of the core deposit intangible which represents the estimated value of the long-term deposit relationships acquired in the transaction. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a DCF analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs and discount rates. The core deposit intangibles are amortized using an accelerated method over the estimated useful lives of the related deposits, typically between five and 10 years. We review identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see “Note 1 – Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements in Item 8 of this report on Form 10-KT for further discussion.
Comparison of Results of Operations for the Six Months Ended December 31, 2023 and December 31, 2022
Net Income.  Net income totaled $28.3 million, or $1.67 per diluted share, for the six months ended December 31, 2023 compared to $22.9 million, or $1.50 per diluted share, for the six months ended December 31, 2022, an increase of $5.4 million, or 23.8%. The results for the six months ended December 31, 2023 compared to the same period last year were positively impacted by a $12.0 million, or 16.7%, increase in net interest income, partially offset by a $3.5 million, or 11.8%, increase in salaries and employee benefits expense and a $1.7 million increase in core deposit intangible amortization as a result of the Company's February 12, 2023 merger with Quantum as is further described in "Note 3 – Merger with Quantum" of the Notes to the Consolidated Financial Statements in Item 8 of this report on Form 10-KT. Details of the changes in the various components of net income are further discussed below.

Net Interest Income. The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended December 31,
	2023			2022
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,870,776	$118,565	6.08%	$2,939,677	$72,240	4.87%
Commercial paper	—	—	—	124,351	1,300	2.07
Debt securities available for sale	141,911	2,516	3.52	151,417	1,829	2.40
Other interest-earning assets(2)	134,876	3,603	5.30	100,125	1,960	3.88
Total interest-earning assets	4,147,563	124,684	5.96	3,315,570	77,329	4.63
Other assets	273,989			239,636
Total assets	$4,421,552			$3,555,206
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$596,330	$2,326	0.77%	$640,851	$838	0.26%
Money market accounts	1,236,771	16,657	2.67	961,045	2,456	0.51
Savings accounts	203,005	91	0.09	237,509	89	0.07
Certificate accounts	804,183	15,644	3.86	460,803	1,615	0.70
Total interest-bearing deposits	2,840,289	34,718	2.42	2,300,208	4,998	0.43
Junior subordinated debt	9,992	475	9.43	—	—	—
Borrowings	182,388	5,408	5.88	13,795	266	3.83
Total interest-bearing liabilities	3,032,669	40,601	2.66	2,314,003	5,264	0.45
Noninterest-bearing deposits	849,418			793,349
Other liabilities	51,835			46,501
Total liabilities	3,933,922			3,153,853
Stockholders' equity	487,630			401,353
Total liabilities and stockholders' equity	$4,421,552			$3,555,206
Net earning assets	$1,114,894			$1,001,567
Average interest-earning assets to average interest-bearing liabilities	136.76%			143.28%
Non-tax-equivalent
Net interest income		$84,083			$72,065
Interest rate spread			3.30%			4.18%
Net interest margin(3)			4.02%			4.31%
Tax-equivalent(4)
Net interest income		$84,739			$72,639
Interest rate spread			3.33%			4.21%
Net interest margin(3)			4.05%			4.35%
(1)    Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)    Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments and deposits in other banks.
(3)    Net interest income divided by average interest-earning assets.
(4)    Tax-equivalent results include adjustments to interest income of $656 and $574 for the six months ended December 31, 2023 and 2022, respectively, calculated based on a combined federal and state tax rate of 24% for both years.
Total interest and dividend income for the six months ended December 31, 2023 increased $47.4 million, or 61.2%, compared to the six months ended December 31, 2022, which was driven by a $46.3 million, or 64.1%, increase in interest income on loans, a $1.6 million, or 83.8%, increase in interest income on other interest-earning assets, and a $687,000, or 37.6%, increase in interest income on debt securities available for sale, partially offset by a $1.3 million decrease in commercial paper as none was held during the current period. Accretion income on acquired loans, included in loan interest income, increased $410,000 to $783,000 for the six months ended December 31, 2023 compared to $373,000 recognized during the same period in the period year.
Total interest expense for the six months ended December 31, 2023 increased $35.3 million, or 671.3%, compared to the six months ended December 31, 2022. The increase was the result of both increases in the average cost of funds across funding sources and an increase in average deposits and borrowings outstanding.

The following table shows the effects that changes in average balances (volume), including differences in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase/ (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$22,881	$23,444	$46,325
Commercial paper	(1,300)	—	(1,300)
Debt securities available for sale	(115)	802	687
Other interest-earning assets	680	963	1,643
Total interest-earning assets	22,146	25,209	47,355
Interest-bearing liabilities
Interest-bearing checking accounts	(58)	1,546	1,488
Money market accounts	705	13,496	14,201
Savings accounts	(13)	15	2
Certificate accounts	1,203	12,826	14,029
Junior subordinated debt	475	—	475
Borrowings	3,251	1,891	5,142
Total interest-bearing liabilities	5,563	29,774	35,337
Increase in net interest income			$12,018
Provision for Credit Losses. The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the CECL model. The determination of the ACL is complex and involves a high degree of judgment and subjectivity. Refer to "Note 1 – Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-KT for detailed discussion regarding ACL methodologies for available for sale debt securities, loans held for investment and unfunded commitments. The following table presents a breakdown of the components of the provision for credit losses:

	Six Months Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Loans	$6,900	$6,119	$781	13%
Off-balance-sheet credit exposure	(970)	358	(1,328)	(371)
Commercial paper	—	(250)	250	100
Total provision for credit losses	$5,930	$6,227	$(297)	(5)%
For the six months ended December 31, 2023, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $5.5 million during the period:
•$0.8 million benefit driven by changes in the loan mix.
•$1.1 million provision due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$1.1 million increase in specific reserves on individually evaluated credits.
For the six months ended December 31, 2022, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $1.9 million during the period:
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
For the six months ended December 31, 2023 and December 31, 2022, the amounts recorded for off-balance-sheet credit exposure were the result of changes in the balance of loan commitments, loan mix and the projected economic forecast as outlined above.
See further discussion in the “Comparison of Financial Condition at December 31, 2023 and June 30, 2023 – Allowance for Credit Losses on Loans” section below.

Noninterest Income. Noninterest income for the six months ended December 31, 2023 increased $1.0 million, or 6.5%, when compared to the same period last year. Changes in the components of noninterest income are discussed below:

	Six Months Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$4,686	$4,861	$(175)	(4)%
Loan income and fees	982	1,217	(235)	(19)
Gain on sale of loans held for sale	2,330	2,688	(358)	(13)
BOLI income	3,901	1,021	2,880	282
Operating lease income	3,377	2,741	636	23
Gain (loss) on sale of premises and equipment	(248)	1,115	(1,363)	(122)
Other	1,847	2,209	(362)	(16)
Total noninterest income	$16,875	$15,852	$1,023	6%
•Loan income and fees: The decrease was driven by lower prepayment penalties, partially offset by an increase in other servicing fees during the period.
•Gain on sale of loans held for sale: The decrease was primarily driven by a decrease in the premium received on SBA loans sold during the current period. During the six months ended December 31, 2023, there were $68.7 million of HELOCs sold with gains of $519,000 compared to $64.2 million sold with gains of $542,000 in the same period in the prior year. There were $40.9 million of residential mortgages originated for sale sold with gains of $668,000 compared to $28.2 million sold with gains of $676,000 in the prior year. There were $18.0 million of sales of the guaranteed portion of SBA commercial loans with gains of $1.1 million in the current period compared to $20.3 million sold with gains of $1.5 million during the same period in the prior year.
•BOLI income: The increase was primarily the result of a $2.7 million tax-free gain on death benefit proceeds in excess of the cash surrender value of the policies. No such gains were recognized in the prior year.
•Operating lease income: The increase in operating lease income was the result of higher contractual earnings due to an increase in the average balance of assets being leased during the six months ended December 31, 2023 when compared to the prior period.
•Gain (loss) on sale of premises and equipment: During the six months ended December 31, 2023, the Company recognized $625,000 of expense to impair the remaining right of use asset associated with a previously closed branch, partially offset by a $380,000 gain on the sale of a parcel of land. During the six months ended December 31, 2022, two properties were sold for a combined gain of $1.6 million, partially offset by $420,000 of expense to partially impair the right of use asset associated with a previously closed branch.
•Other: The decrease was the result of a $721,000 gain recognized in the prior period on the sale of closely held equity securities which the Company obtained through a prior bank acquisition. No such sales occurred in the current year. Partially offsetting the prior period gain, investment services income increased $162,000 during the current prior period.
Noninterest Expense. Noninterest expense for the six months ended December 31, 2023 increased $7.2 million, or 13.8%, when compared to the same period last year. Changes in the components of noninterest expense are discussed below:

	Six Months Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Salaries and employee benefits	$32,770	$29,299	$3,471	12%
Occupancy expense, net	4,932	4,824	108	2
Computer services	6,175	5,559	616	11
Telephone, postage and supplies	1,255	1,178	77	7
Marketing and advertising	1,112	1,071	41	4
Deposit insurance premiums	1,419	1,088	331	30
Core deposit intangible amortization	1,719	60	1,659	2,765
Merger-related expense	—	724	(724)	(100)
Other	9,963	8,362	1,601	19
Total noninterest expense	$59,345	$52,165	$7,180	14%
•Salaries and employee benefits: The year-over-year increase in expense can be tied primarily to the Quantum merger.
•Computer services: The increase in expense between periods was primarily due to a $377,000 increase in processing charges, partially related to operations acquired as a result of the Quantum merger, and further investments in technology.
•Deposit insurance premium: The increase in expense was due to increases in the assessment rate the Company is charged for deposit insurance as well as growth in the assessment base, mainly due to deposits assumed through the Quantum merger.
•Core deposit intangible amortization: The increase in amortization expense was a result of a $12.2 million core deposit intangible associated with the Quantum merger, which is being amortized on an accelerated basis over ten years.
•Merger-related expense: The prior year period included costs incurred related to due diligence and legal work performed which was associated with the Quantum merger. No such expense was incurred in the current period.
•Other: The increase period-over-period was primarily the result of $533,000 of additional depreciation expense on equipment subject to operating leases and a $183,000 increase in fraud losses, in addition to small increases across several other expense categories.

Income Taxes. The amount of income tax expense is influenced by the amount of pre-tax income, tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rates for the six months ended December 31, 2023 and 2022 were 20.7% and 22.6%, respectively. The decline in the effective tax rate during the current period was primarily driven by the tax-free gain on BOLI death benefit proceeds. For more information on income taxes and deferred taxes, see "Note 12 – Income Taxes" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-KT.
Comparison of Financial Condition at December 31, 2023 and June 30, 2023
Assets. Total assets were $4.7 billion and $4.6 billion at December 31, 2023 and June 30, 2023, respectively, an increase of $65.1 million, or 1.4%, period-over-period, the components of which are discussed below.
Debt Securities Available for Sale. Debt securities available for sale decreased $25.0 million, or 16.4%, to $127.0 million at December 31, 2023. Outside of changes in value, the changes between periods were the result of $45.9 million in proceeds from the maturity, call and paydown of securities offset by $17.0 million in purchases. The following table illustrates the changes in the fair value of the portfolio.

(Dollars in thousands)	December 31, 2023	June 30, 2023	$ Change	% Change
U.S. government agencies	$—	$14,714	$(14,714)	(100)%
MBS, residential	104,499	107,414	(2,915)	(3)
Municipal bonds	3,409	3,388	21	1
Corporate bonds	19,042	26,410	(7,368)	(28)
Total	$126,950	$151,926	$(24,976)	(16)%
The composition and contractual maturities of our debt securities portfolio as of December 31, 2023 is indicated in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis. The Company did not hold any tax-exempt debt securities as of December 31, 2023.

(Dollars in thousands)	1 year or less	Over 1 year to 5 years	Over 5 to 10 years		Over 10 years	Total
MBS, residential
Book value	$479	$44,965	$32,245		$27,788	$105,477
Fair value	477	44,555	31,315		28,152	104,499
Weighted average yield	4.64%	4.40%	4.20%		4.86%	4.46%
Municipal bonds
Book value	—	3,487	—		—	3,487
Fair value	—	3,409	—		—	3,409
Weighted average yield	—%	3.83%	—%		—%	3.83%
Corporate bonds
Book value	15,000	—	5,000	31315	—	20,000
Fair value	14,848	—	4,194		—	19,042
Weighted average yield	0.50%	—%	3.38%		—%	1.22%
Total
Book value	$15,479	$48,452	$37,245		$27,788	$128,964
Fair value	$15,325	$47,964	$35,509		$28,152	$126,950
Weighted average yield	0.63%	4.36%	4.09%		4.86%	3.94%

Total Loans, Net of Deferred Loan Fees and Costs. Loans held for investment totaled $3.6 billion at December 31, 2023 compared to $3.7 billion at June 30, 2023, a decrease of $18,801 or 0.5%. The following table illustrates the changes within the portfolio.

	December 31, 2023	June 30, 2023	Change		% of Total at December 31, 2023	% of Total at June 30, 2023
(Dollars in thousands)			$	%
Commercial real estate loans
Construction and land development	$305,269	$356,674	$(51,405)	(14)%	8%	10%
Commercial real estate - owner occupied	536,545	529,721	6,824	1	15	15
Commercial real estate - non-owner occupied	875,694	901,685	(25,991)	(3)	24	25
Multifamily	88,623	81,827	6,796	8	2	2
Total commercial real estate loans	1,806,131	1,869,907	(63,776)	(3)	49	52
Commercial loans
Commercial and industrial	237,255	245,428	(8,173)	(3)	7	7
Equipment finance	465,573	462,211	3,362	1	13	13
Municipal leases	150,292	142,212	8,080	6	4	4
Total commercial loans	853,120	849,851	3,269	—	24	24
Residential real estate loans
Construction and land development	96,646	110,074	(13,428)	(12)	3	3
One-to-four family	584,405	529,703	54,702	10	16	14
HELOCs	185,878	187,193	(1,315)	(1)	5	5
Total residential real estate loans	866,929	826,970	39,959	5	24	22
Consumer loans	113,842	112,095	1,747	2	3	2
Loans, net of deferred loan fees and costs	$3,640,022	$3,658,823	$(18,801)	(1)%	100%	100%
The principal categories of our loan portfolio are discussed below.
Commercial Real Estate – Construction and Land Development. We originate residential construction and development loans for the construction of single-family residences, condominiums, townhouses and residential developments. Our commercial construction development loans are for the development of business properties, including multifamily, retail, office/warehouse and office buildings. Our land, lots and development loans are predominately for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes and for the future construction of one-to-four family (speculative and pre-sold) or commercial real estate.
Our expansion into larger metro markets combined with experienced commercial real estate relationship managers, credit officers and a construction risk management group to better manage construction risk, has resulted in the purposeful growth of this portfolio. Unfunded commitments at December 31, 2023 totaled $56.6 million compared to $59.8 million at June 30, 2023.
Land acquisition and development loans are included in the construction and land development loan portfolio and include completed residential lots where the borrower was not the developer, commercial improved and raw land for future development and residential development loans. Residential development loans are made to developers for the purpose of acquiring raw land for the subsequent development and sale of residential lots. Such loans typically finance land purchase and infrastructure development of properties (i.e., roads, utilities, etc.) into residential lots for sale. The end buyer for the majority of these lots are local, regional and national builders for the ultimate construction of residential units. The primary source of repayment is the sale of the lots or improved parcels of land, while personal guarantees may serve as secondary sources. These loans are generally secured by property in our primary market areas. In addition, these loans are secured by a first lien on the property, are generally limited to 65% of the lower of the acquisition price or the appraised value of the unimproved land and 75% of the improved land. Residential acquisition and development loans are generally paid out within three years unless there are multiple phases to the development.
The Bank provides funding to a number of builders for the construction of both speculative and pre-sold 1-4 family homes. Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either us or another lender for the finished home. Loans to finance the construction of speculative single-family homes are generally offered to experienced builders with a proven track record of performance. These loans require interest-only payments during the construction phase. Unfunded commitments were $53.4 million at December 31, 2023 and $68.1 million at June 30, 2023.
Both adjustable and fixed rates are offered on commercial construction loans. Adjustable interest rate loans typically include a floor and ceiling interest rate and are indexed to The Wall Street Journal prime rate, plus or minus an interest rate margin. The initial construction period for owner occupied loans is generally limited to 12 to 24 months from the date of origination versus a construction and stabilization period for non-owner occupied loans of 24 to 36 months, both with amortization terms up to 25 years. Construction-to-permanent loans generally include a balloon maturity of five years or less; however, balloon maturities of greater than five years are allowed on a limited basis depending on factors such as property type, amortization term, lease terms, pricing or the availability of credit enhancements. Construction loan proceeds are disbursed based on the percent completion of budget as documented by periodic third-party inspections. The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised post-construction value.
Commercial Real Estate Lending, including Multifamily. We originate commercial real estate loans, including loans secured by office buildings, retail/wholesale facilities, hotels, industrial facilities, medical and professional buildings, churches and multifamily residential properties located primarily in our market areas. The average outstanding loan size was $837,000 as of December 31, 2023.
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
We originate commercial business loans made under the SBA 7(a) and USDA B&I programs to small businesses located throughout the country. Loans made by the Bank under the SBA 7(a) and USDA B&I programs generally are made to small businesses to provide working capital needs, to refinance existing debt or to provide funding for the purchase of businesses, real estate, machinery and equipment. These loans generally are secured by a combination of assets that may include receivables, inventory, furniture, fixtures, equipment, business real property, commercial real estate and sometimes additional collateral such as an assignment of life insurance and a lien on personal real estate owned by the guarantor(s). Typical maturities for this type of loan vary up to 25 years and can be 30 years in some circumstances. Under the SBA 7(a) and USDA B&I loan program the loans carry a government guaranty up to 90% of the loan in some cases. SBA 7(a) and USDA B&I loans will normally be adjustable rate loans based upon The Wall Street Journal prime lending rate. Under the loan programs, we will typically sell in the secondary market the guaranteed portion of these loans to generate noninterest income and retain the related unguaranteed portion of these loans.
In March 2022, the Company began purchasing commercial small business loans originated by a fintech partner, although in 2023 we elected to cease further purchases. At December 31, 2023, the outstanding balance of these loans totaled $19.6 million, or 0.5% of our loan portfolio. The credit risk characteristics of these loans are different from the remainder of the portfolio as they were not originated by the Company and the collateral may be located outside the Company's market area. The Company will continue to monitor the performance of these loans and adjust the ACL as necessary.
Commercial – Equipment Finance. Our equipment finance line of business offers companies that are purchasing equipment for their business various products to help manage tax and accounting issues, while offering flexible and customizable repayment terms. These products are primarily made up of commercial finance agreements and commercial loans for transportation, construction, healthcare and manufacturing equipment. The loans have terms ranging from 24 to 96 months, with an average of five years, and are secured by the financed equipment. Typical transaction sizes range from $10,000 to $4.0 million, with an average outstanding loan size of $141,000.
Commercial – Municipal Leases. We offer ground and equipment lease financing to fire departments located primarily throughout North Carolina, South Carolina and, to a lesser extent, Virginia. Municipal leases are secured primarily by a ground lease in our name with a sublease to the borrower for a fire station or an equipment lease for fire trucks and firefighting equipment. We originate and underwrite all leases prior to funding. These leases are at a fixed rate of interest and may have a term to maturity of up to 20 years. At December 31, 2023, $95.1 million, or 63.3%, of our municipal leases were secured by fire trucks, $46.6 million, or 31.0%, were secured by fire stations, with the remaining $8.6 million, or 5.7%, secured by miscellaneous firefighting equipment and land. At December 31, 2023, the average outstanding municipal lease size was $427,000.
Residential Real Estate – Construction and Land Development. We originate construction-to-permanent loans to homeowners building a residence. In addition, we originate land/lot loans predominately for the purchase or refinance of an improved lot for the construction of a residence to be occupied by the borrower. All of our construction and land/lot loans were made on properties located within our market area. Unfunded loan commitments totaled $60.4 million and $93.0 million at December 31, 2023 and June 30, 2023, respectively.
Construction-to-permanent loans are made for the construction of a one-to-four family property which is intended to be occupied by the borrower as either a primary or secondary residence. Construction-to-permanent loans are originated to the homeowner rather than the homebuilder and are structured to be converted to a first lien fixed- or adjustable-rate permanent loan at the completion of the construction phase. During the construction phase, which typically lasts six to 12 months, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed based on a percentage of completion. Construction-to-permanent loans require payment of interest only during the construction phase. Construction loans may be originated up to 90% of the cost or of the appraised value upon completion, whichever is less; however, we generally do not originate conforming construction loans which exceed an 80% loan-to-value without securing adequate private mortgage insurance.
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
Residential Real Estate – One-to-Four Family. We originate loans secured by first mortgages on one-to-four family residences typically for the purchase or refinance of owner occupied primary or secondary residences located primarily in our market areas. We originate both fixed-rate loans and adjustable-rate loans. We generally originate fixed rate mortgage loans with terms greater than 10 years for sale to various secondary market investors, currently on a servicing retained basis. We also originate adjustable-rate mortgage, or ARM, loans which have interest rates that adjust to the average 30-day yield on the SOFR plus a margin. Most of our ARM loans are hybrid loans, which after an initial fixed rate period of one, five, seven or 10 years will convert to an annual adjustable interest rate for the remaining term of the loan. Our ARM loans have terms up to 30 years.
Residential Real Estate – Home Equity Lines of Credit. Our HELOCs consist primarily of adjustable-rate lines of credit. The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, typically up to 85% of the value of the property securing the loan (less any prior mortgage loans) with an adjustable-rate of interest based on The Wall Street Journal prime rate plus a margin. HELOCs generally have up to a 10-year draw period and amounts may be reborrowed after payment at any time during the draw period. Once the draw period has lapsed, the payment is amortized over a 15-year period based on the loan balance at that time. At December 31, 2023, unfunded commitments on these lines of credit, including loans held for sale, totaled $478.0 million.
Consumer Lending. Our consumer loans consist of loans secured by deposit accounts or personal property such as automobiles, boats and motorcycles, as well as unsecured consumer debt. This portfolio includes indirect auto finance installment contracts sourced through our relationships with automobile dealerships, both manufacturer franchised dealerships and independent dealerships, who utilize our origination platform to provide automotive financing through installment contracts on new and used vehicles. At December 31, 2023, the outstanding balance of indirect auto finance loans was $107.1 million, although, as stated earlier in this document, we recently made the decision to cease indirect auto originations, which will take effect by the end of the quarter ended March 31, 2024.
The following table details the contractual maturity ranges of our loan portfolio without factoring in scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income or the ACL. In addition, we have disclosed those loans with predetermined (fixed) and floating interest rates at December 31, 2023.

(Dollars in thousands)	1 Year or Less	After 1 but Within 5 Years	After 5 but Within 15 Years	Over 15 Years	Total
Commercial real estate loans
Construction and land development	$139,423	$144,636	$21,210	$—	$305,269
Commercial real estate - owner occupied	51,634	302,738	126,947	55,226	536,545
Commercial real estate - non-owner occupied	73,216	528,343	243,677	30,458	875,694
Multifamily	10,919	41,467	34,000	2,237	88,623
Total commercial real estate loans	275,192	1,017,184	425,834	87,921	1,806,131
Commercial loans
Commercial and industrial	53,092	125,327	58,036	800	237,255
Equipment finance	12,287	357,799	95,487	—	465,573
Municipal leases	1,488	29,836	86,232	32,736	150,292
Total commercial loans	66,867	512,962	239,755	33,536	853,120
Residential real estate loans
Construction and land development	573	793	1,247	94,033	96,646
One-to-four family	25,725	119,490	69,477	369,713	584,405
HELOCs	1,294	5,355	7,619	171,610	185,878
Total residential real estate loans	27,592	125,638	78,343	635,356	866,929
Consumer loans	2,770	61,660	49,095	317	113,842
Loans, net of deferred loan fees and costs	$372,421	$1,717,444	$793,027	$757,130	$3,640,022

Commercial real estate loans
Fixed rate loans	$91,823	$721,853	$73,571	$4,473	$891,720
Adjustable rate loans	183,369	295,331	352,263	83,448	914,411
Commercial loans
Fixed rate loans	28,866	483,921	199,028	33,094	744,909
Adjustable rate loans	38,001	29,041	40,727	442	108,211
Residential real estate loans
Fixed rate loans	17,795	106,970	48,131	167,415	340,311
Adjustable rate loans	9,797	18,668	30,212	467,941	526,618
Consumer loans
Fixed rate loans	1,868	61,657	49,095	317	112,937
Adjustable rate loans	902	3	—	—	905
Total fixed rate loans	$140,352	$1,374,401	$369,825	$205,299	$2,089,877
Total adjustable rate loans	$232,069	$343,043	$423,202	$551,831	$1,550,145

Nonperforming Assets. Nonperforming assets include nonaccrual loans and OREO. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. Total nonperforming assets were $19.3 million, or 0.41% of total assets, at December 31, 2023, compared to $8.3 milion, or 0.18% of total assets, at June 30, 2023. The following table sets forth the composition of our nonperforming assets among our different asset categories.

(Dollars in thousands)	December 31, 2023	June 30, 2023
Nonaccruing loans
Commercial real estate loans
Construction and land development	$—	$23
Commercial real estate - owner occupied	912	517
Commercial real estate - non-owner occupied	4,032	—
Multifamily	74	84
Total commercial real estate loans	5,018	624
Commercial loans
Commercial and industrial	2,774	1,222
Equipment finance	6,463	2,862
Municipal leases	—	106
Total commercial loans	9,237	4,190
Residential real estate loans
Construction and land development	132	132
One-to-four family	2,205	1,935
HELOCs	2,173	957
Total residential real estate loans	4,510	3,024
Consumer	568	477
Total nonaccruing loans	$19,333	$8,315
Total foreclosed assets	—	—
Total nonperforming assets	$19,333	$8,315
Total nonperforming assets as a percentage of total assets	0.41%	0.18%
This increase was primarily driven by increases of $4.0 million in non-owner occupied commercial real estate, $3.6 million in equipment finance, and $1.2 million in home equity loans. One non-owner occupied commercial real estate hotel loan represented $3.1 million of this change, while the increase in equipment finance loans was due to pressure in the over-the-road trucking sector. Within "Item 1A. Risk Factors", specifically the "Our equipment finance and auto finance lending increases our exposure to lending risks" section, we provided further context behind our exposure to the over-the-road trucking sector. Since December 31, 2023, management has elected to cease further originations within this sector and has devoted additional attention towards resolving loans within the existing portfolio.
The ratio of nonperforming loans to total loans was 0.53% at December 31, 2023 and 0.23% at June 30, 2023.
Allowance for Credit Losses on Loans. The ACL on loans held for investment is a valuation account that reflects our estimation of the credit losses that will result from the inability of our borrowers to make required loan payments. The ACL is maintained through provisions for credit losses that are charged to earnings in the period they are established. We charge losses on loans against the ACL when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged off are added back to the ACL. See "Note 1 – Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-KT for discussion of our ACL methodology on loans.

The following table summarizes the distribution of the ACL by loan category at the dates indicated.

	December 31, 2023			June 30, 2023
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate loans
Construction and land development	$4,591	8%	0.13%	$5,866	10%	0.16%
Commercial real estate - owner occupied	5,647	15	0.16	4,837	15	0.13
Commercial real estate - non-owner occupied	9,187	24	0.25	9,230	25	0.26
Multifamily	898	2	0.02	757	2	0.02
Total commercial real estate loans	20,323	49	0.56	20,690	52	0.57
Commercial loans
Commercial and industrial	4,994	7	0.14	4,738	7	0.13
Equipment finance	11,843	13	0.32	10,299	13	0.28
Municipal leases	189	4	0.01	179	4	0.01
Total commercial loans	17,026	24	0.47	15,216	24	0.42
Residential real estate loans
Construction and land development	1,203	3	0.03	1,689	3	0.05
One-to-four family	6,302	16	0.17	5,612	14	0.15
HELOCs	1,779	5	0.05	1,983	5	0.05
Total residential real estate loans	9,284	24	0.25	9,284	22	0.25
Consumer loans	2,008	3	0.06	2,003	2	0.05
Total loans	$48,641	100%	1.34%	$47,193	100%	1.29%

	At or For the Six Months Ended December 31, 2023	At or For the Year Ended June 30, 2023	For the Six Months Ended December 31, 2022
Asset quality ratios
Nonaccruing loans to total loans(1)	0.53%	0.23%	0.21%
ACL to nonaccruing loans(1)	251.60	567.56	629.40
Net charge-offs (recoveries) to average loans	0.28	0.10	0.13
(1)    At December 31, 2023, $2.4 million, or 12.3%, of nonaccruing loans were current on their loan payments. At June 30, 2023, $3.3 million, or 40.0%, of nonaccruing loans were current on their loan payments. At December 31, 2022, $3.2 million, or 52.0%, of nonaccruing loans were current on their loan payments.
The ACL on loans increased $1.4 million, or 3.1%, between December 31, 2023 and June 30, 2023. See further discussion of the drivers of the change in the "Comparison of Results of Operations for the Six Months Ended December 31, 2023 and December 31, 2022 – Provision (Benefit) for Credit Losses" section above.
Our individually evaluated loans are comprised of loans meeting certain thresholds including those on nonaccrual status. Individually evaluated loans may be evaluated for reserve purposes using either the cash flow or the collateral valuation method. As of December 31, 2023, there were $8.8 million of loans individually evaluated compared to $6.8 million at June 30, 2023.
The following table summarizes net charge-offs (recoveries) to average loans outstanding by loan category as of the dates indicated.

	Six Months Ended December 31, 2023			Six Months Ended December 31, 2022
(Dollars in thousands)	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Net Charge-Off (Recovery) Ratio	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Net Charge-Off (Recovery) Ratio
Commercial real estate loans	$285	$1,949,204	0.03%	$(3)	$1,427,358	—%
Commercial loans	4,817	903,711	1.07	1,950	757,654	0.51
Residential real estate loans	(80)	898,209	(0.02)	(70)	655,294	(0.02)
Consumer loans	430	119,652	0.72	73	99,371	0.15
Total	$5,452	$3,870,776	0.28%	$1,950	$2,939,677	0.13%
BOLI. The BOLI balance declined by $18.3 million, or 17.2%, to $88.3 million at December 31, 2023 from $106.6 million at June 30, 2023. The main driver of the change between periods was a partial restructuring of our BOLI portfolio where we redeemed $47.9 million of policies and reinvested $31.3 million in higher-yielding policies. The proceeds from the redemption of these policies had not been received as of December 31, 2023 and was therefore recorded as a receivable reflected in other assets.
Liabilities. Total liabilities were $4.2 billion at December 31, 2023, compared to $4.1 billion at June 30, 2023, an increase of $36.4 million, or 0.9%, period-over-period, the components of which are discussed below.

Deposits. The following table summarizes the composition of our deposit portfolio as of the dates indicated.

(Dollars in thousands)	December 31, 2023	June 30, 2023	$ Change	% Change
Core deposits
Noninterest-bearing deposits	$784,950	$825,481	$(40,531)	(5)%
NOW accounts	591,270	611,105	(19,835)	(3)
Money market accounts	1,246,807	1,241,840	4,967	—
Savings accounts	194,486	212,220	(17,734)	(8)
Total core deposits	$2,817,513	2,890,646	(73,133)	(3)
Certificates of deposit	843,860	710,522	133,338	19
Total	$3,661,373	$3,601,168	$60,205	2%
The following bullet points provide further information regarding the composition of our deposit portfolio as of December 31, 2023:
•The balance of uninsured deposits was $907.4 million, or 24.8% of total deposits, which included $268.0 million of collateralized deposits to municipalities.
•The balance of brokered deposits was $355.8 million, or 9.7% of total deposits.
•Commercial and consumer depositors represented 51% and 49% of total deposits, respectively.
•The average balance of our deposit accounts was $34,000.
•Our largest 25 depositors made up $579.7 million, or 15.8% of total deposits.
Specific to time deposits, we held approximately $118.0 million in uninsured CDs as of December 31, 2023. The uninsured amount is an estimate consistent with the methodology used for the Company's regulatory reporting disclosures.
The following table indicates the amount of our CDs, both within and in excess of the $250,000 FDIC insurance limit, by time remaining until maturity as of December 31, 2023.

(Dollars in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
CDs less than $250,000	$238,823	$289,678	$169,492	$27,832	$725,825
CDs of $250,000 or more	26,822	54,226	33,945	3,042	118,035
Total certificates of deposit	$265,645	$343,904	$203,437	$30,874	$843,860
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
In addition to borrowings deemed necessary to address funding needs, as a result of our merger with Quantum, we assumed $11.3 million of junior subordinated debentures, which carried a purchase accounting discount of $1.3 million as of December 31, 2023. See "Note 10 – Borrowings" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-KT for discussion of the origin and terms of the debt.
The following tables set forth information regarding our borrowings at the end of and during the periods indicated.

(Dollars in thousands)	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022
Average balances
Junior subordinated debentures	$9,992	$—
FHLB advances	133,560	8,913
FRB advances	29,172	4,882
Revolving lines of credit	19,656	—
Weighted average interest rate
Junior subordinated debentures	9.43%	—%
FHLB advances	5.49	3.91
FRB advances	5.50	3.67
Revolving lines of credit	9.09	—

(Dollars in thousands)	December 31, 2023	June 30, 2023
Balance outstanding at end of period
Junior subordinated debentures	$10,021	$9,971
FHLB advances	105,000	180,000
FRB advances	310,000	257,000
Revolving lines of credit	18,763	20,263
Weighted average interest rate
Junior subordinated debentures	7.59%	7.49%
FHLB advances	5.44	5.19
FRB advances	5.50	5.25
Revolving lines of credit	9.00	8.75
All qualifying one-to-four family loans, HELOCs, commercial real estate loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction, indirect auto and municipal leases are pledged as collateral to secure outstanding FRB advances. At December 31, 2023 and June 30, 2023, the Company had the ability to borrow $72.8 million and $22.7 million, respectively, through FHLB advances and $55.3 million and $91.3 million, respectively, through the unused portion of a line of credit with the FRB.
At December 31, 2023 and June 30, 2023, the Company maintained revolving lines of credit with three unaffiliated banks, the unused portion of which totaled $146.2 million and $144.7 million, respectively. At December 31, 2023, HomeTrust had drawn $18.8 million on a $40.0 million revolving line of credit which bears interest at The Wall Street Journal prime rate plus 50 basis points, maturing on January 28, 2025, although the term may be extended for an additional year if no events of default have occurred.
Capital Resources
Stockholders' equity increased $28.7 million, or 6.1%, to $499.9 million at December 31, 2023 as compared to $471.2 million at June 30, 2023, primarily as a result of $28.3 million in net income, less dividends paid. In addition, the improvement in the accumulated other comprehensive loss was driven by a $2.5 million reduction of the unrealized loss on available for sale securities as a result of movement in market interest rates.
As of December 31, 2023, the Bank was considered "well capitalized" in accordance with its regulatory capital guidelines and exceeded all regulatory capital requirements. See “Business – How We are Regulated” included in Item 1 and “Note 18 – Regulatory Capital Matters” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-KT for additional details on our capital requirements.
Liquidity Management
Management maintains a liquidity position that it believes will adequately provide for funding of loan demand and deposit run-off that may occur in the normal course of business. We rely on a number of different sources in order to meet our potential liquidity demands. The primary sources are increases in deposit accounts, wholesale borrowings and cash flows from loan payments and the securities portfolio.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements as outlined in the "Comparison of Financial Condition at December 31, 2023 and June 30, 2023 – Borrowings" section above. Additionally, we classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our securities portfolio is of high quality, of short duration, and the securities would therefore be readily marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At December 31, 2023, brokered deposits totaled $355.8 million, or 9.7% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and debt securities, including MBS. On a stand-alone level we are a separate legal entity from the Bank and must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2023, we (on an unconsolidated basis) had liquid assets of $1.2 million.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals and to fund loan commitments. At December 31, 2023, the total approved loan commitments and unused lines of credit outstanding amounted to $240.9 million and $690.6 million, respectively, as compared to $307.2 million and $608.2 million as of June 30, 2023. Certificates of deposit scheduled to mature in one year or less at December 31, 2023 totaled $813.0 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this strategy, we believe that a majority of maturing deposits will be retained.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements, mainly to manage customers' requests for funding. These transactions primarily take the form of loan commitments and lines of credit and involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. For further information, see “Note 17 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-KT.

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
How We Measure Our Risk of Interest Rate Changes. As part of our process to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk we continually analyze and manage assets and liabilities based on market conditions, their payment streams and interest rates, the timing of their maturities, their sensitivity to actual or potential changes in market interest rates and interest rate sensitivities of our non-maturity deposits with respect to interest rates paid and the level of balances. The Board of Directors sets the asset and liability policy of HomeTrust Bank, which is implemented by management and an asset/liability committee whose members include certain members of senior management.
The purpose of this committee is to communicate, coordinate and control asset/liability management consistent with our business plan and Board approved policies. The committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals.
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

Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates. The table presented here, as of December 31, 2023, is forward-looking information about our sensitivity to changes in interest rates. The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up and down 400 basis points. An increase in rates would increase our PVE because the repricing of nonmaturing deposits tend to lag behind the increase in market rates. This positive impact is partially offset by the negative effect from our loans with interest rate floors which will not adjust until such time as a  loan’s current interest rate adjusts to an increase in market rates which exceeds the interest rate floor. Conversely, in a falling interest rate environment these interest rate floors will assist in maintaining our net interest income. As of December 31, 2023, our loans with interest rate floors totaled approximately $650.9 million, or 17.9% of our total loan portfolio, and had a weighted average floor rate of 5.14%, of which $46.9 million were at their floor rate.

	December 31, 2023
Change in Interest Rates in Basis Points	Present Value Equity (Dollars in Thousands)
	Amount	$ Change	% Change	PVE Ratio
+ 400	$1,090,111	$105,346	11%	25%
+ 300	1,076,577	91,812	9	25
+ 200	1,058,347	73,582	7	24
+ 100	1,025,517	40,752	4	23
Base	984,765	—	—	22
- 100	923,915	(60,850)	(6)	20
- 200	811,501	(173,264)	(18)	17
- 300	666,433	(318,332)	(32)	14
- 400	614,240	(370,525)	(38)	13
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, investing, deposit and borrowings activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could have a potentially material effect on our financial condition and results of operations. The information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Liability Management and Interest Rate Risk” in this Form 10-KT is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
HomeTrust Bancshares, Inc. and Subsidiary
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of HomeTrust Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2023 and June 30, 2023, and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the six-month period ended December 31, 2023 and each of the years in the three-year period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). We have also audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and June 30, 2023 and 2022, and the results of its operations and its cash flows for the six-month period ended December 31, 2023 and each of the years in the three-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses on Loans
As described in Note 6 to the consolidated financial statements, the Company’s allowance for credit losses, on loans (“ACL”) was $48.6 million as of December 31, 2023. The allowance is estimated by management using information about past events, current conditions and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company collectively evaluates loan pools that share similar risk characteristics which results in the most significant portion of the ACL. A discounted cash flow method is used to evaluate the cash flows for each loan in each collectively evaluated pool which relies on a periodic tendency to default and absolute loss given default applied to a projective model of the pool’s cash flow while considering prepayment and principal curtailment effects. Management has determined that peer loss data provides the best basis for assessing expected credit losses and has incorporated macroeconomic drivers using a statistical regression modeling methodology, where considered appropriate, to adjust historical loss information for current conditions and reasonable and supportable forecasts. Included in management’s systematic methodology is consideration of the need to qualitatively adjust the ACL for risks not already incorporated within the loss estimation process. The Company considers qualitative adjustments which can either increase or decrease the quantitative model within their qualitative framework.
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
Atlanta, Georgia
March 12, 2024

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31, 2023	June 30, 2023	June 30, 2022
Assets
Cash	$18,307	$19,266	$20,910
Interest-bearing deposits	328,833	284,231	84,209
Cash and cash equivalents	347,140	303,497	105,119
Commercial paper, net	—	—	194,427
Certificates of deposit in other banks	34,722	33,152	23,551
Debt securities available for sale, at fair value (amortized cost of $128,964,$157,251 and $130,099 at December 31, 2023, June 30, 2023 and June 30, 2022, respectively)	126,950	151,926	126,978
FHLB and FRB stock	18,393	20,208	9,326
SBIC investments, at cost	13,789	14,927	12,758
Loans held for sale, at fair value	3,359	6,947	—
Loans held for sale, at lower of cost or fair value	198,433	161,703	79,307
Loans, net of deferred loan fees and costs	3,640,022	3,658,823	2,769,295
Allowance for credit losses – loans	(48,641)	(47,193)	(34,690)
Loans, net	3,591,381	3,611,630	2,734,605
Premises and equipment, net	70,937	73,171	69,094
Accrued interest receivable	16,902	14,829	8,573
Deferred income taxes, net	11,796	10,912	11,487
BOLI	88,257	106,572	95,281
Goodwill	34,111	34,111	25,638
Core deposit intangibles, net	9,059	10,778	93
Other assets	107,404	53,124	52,967
Total assets	$4,672,633	$4,607,487	$3,549,204
Liabilities and stockholders’ equity
Liabilities
Deposits	$3,661,373	$3,601,168	$3,099,761
Junior subordinated debt	10,021	9,971	—
Borrowings	433,763	457,263	—
Other liabilities	67,583	67,899	60,598
Total liabilities	4,172,740	4,136,301	3,160,359
Commitments and contingencies – see Note 17
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,387,069, 17,366,673 and 15,591,466 shares issued and outstanding at December 31, 2023, June 30, 2023 and June 30, 2022, respectively	174	174	156
Additional paid in capital	172,366	171,222	126,106
Retained earnings	333,401	308,651	270,276
Unearned ESOP shares	(4,497)	(4,761)	(5,290)
Accumulated other comprehensive loss	(1,551)	(4,100)	(2,403)
Total stockholders’ equity	499,893	471,186	388,845
Total liabilities and stockholders’ equity	$4,672,633	$4,607,487	$3,549,204
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Six Months Ended December 31, 2023	Year Ended June 30,
		2023	2022	2021
Interest and dividend income
Loans	$118,565	$176,270	$109,603	$111,798
Commercial paper, net	—	1,300	1,721	1,206
Debt securities available for sale	2,516	4,350	1,802	2,024
Other investments and interest-bearing deposits	3,603	5,206	2,988	3,705
Total interest and dividend income	124,684	187,126	116,114	118,733
Interest expense
Deposits	34,718	25,524	5,260	9,370
Junior subordinated debt	475	327	—	—
Borrowings	5,408	3,860	80	6,041
Total interest expense	40,601	29,711	5,340	15,411
Net interest income	84,083	157,415	110,774	103,322
Provision (benefit) for credit losses	5,930	15,392	(592)	(7,135)
Net interest income after provision (benefit) for credit losses	78,153	142,023	111,366	110,457
Noninterest income
Service charges and fees on deposit accounts	4,686	9,510	9,462	9,083
Loan income and fees	982	2,571	3,185	2,208
Gain on sale of loans held for sale	2,330	5,608	12,876	17,352
BOLI income	3,901	2,116	2,000	2,156
Operating lease income	3,377	5,471	6,392	5,601
Gain on sale of debt securities available for sale	—	—	1,895	—
Gain (loss) on sale of premises and equipment	(248)	2,097	(87)	(1,311)
Other	1,847	3,677	3,386	4,732
Total noninterest income	16,875	31,050	39,109	39,821
Noninterest expense
Salaries and employee benefits	32,770	62,221	59,591	62,956
Occupancy expense, net	4,932	9,891	9,692	9,521
Computer services	6,175	11,772	10,629	9,607
Telephone, postage and supplies	1,255	2,468	2,545	3,122
Marketing and advertising	1,112	2,139	2,583	1,626
Deposit insurance premiums	1,419	2,249	1,712	1,799
Core deposit intangible amortization	1,719	1,525	250	735
Branch closure and restructuring expenses	—	—	—	1,513
Officer transition agreement expense	—	—	1,795	—
Merger-related expenses	—	5,465	—	—
Prepayment penalties on borrowings	—	—	—	22,690
Other	9,963	18,179	16,300	17,613
Total noninterest expense	59,345	115,909	105,097	131,182
Income before income taxes	35,683	57,164	45,378	19,096
Income tax expense	7,386	12,560	9,725	3,421
Net income	$28,297	$44,604	$35,653	$15,675
Per share data
Net income per common share
Basic	$1.67	$2.82	$2.27	$0.96
Diluted	$1.67	$2.80	$2.23	$0.94
Average shares outstanding
Basic	16,806,273	15,698,618	15,516,173	16,078,066
Diluted	16,814,176	15,781,506	15,810,409	16,495,115
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Six Months Ended December 31, 2023	Year Ended June 30,
		2023	2022	2021
Net income	$28,297	$44,604	$35,653	$15,675
Other comprehensive income (loss)
Unrealized holding gains (losses) on debt securities available for sale
Gains (losses) arising during the period	3,311	(2,204)	(5,087)	(653)
Deferred income tax (expense) benefit	(762)	507	1,170	150
Total other comprehensive gain (loss)	2,549	(1,697)	(3,917)	(503)
Comprehensive income	$30,846	$42,907	$31,736	$15,172
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	17,021,357	$170	$169,648	$242,776	$(6,348)	$2,017	$408,263
Net income	—	—	—	15,675	—	—	15,675
Cumulative-effect adjustment due to the adoption of ASU 2016-13	—	—	—	(13,358)	—	—	(13,358)
Cash dividends declared on common stock, $0.31/common share	—	—	—	(5,018)	—	—	(5,018)
Common stock repurchased	(733,347)	(8)	(16,147)	—	—	—	(16,155)
Forfeited restricted stock	(6,575)	—	—	—	—	—	—
Retired stock	(9,106)	—	(204)	—	—	—	(204)
Granted restricted stock	45,260	—	—	—	—	—	—
Exercised stock options	318,894	5	4,587	—	—	—	4,592
Share-based compensation expense	—	—	2,102	—	—	—	2,102
ESOP compensation expense	—	—	596	—	529	—	1,125
Other comprehensive loss	—	—	—	—	—	(503)	(503)
Balance at June 30, 2021	16,636,483	$167	$160,582	$240,075	$(5,819)	$1,514	$396,519
Net income	—	—	—	35,653	—	—	35,653
Cash dividends declared on common stock, $0.35/common share	—	—	—	(5,452)	—	—	(5,452)
Common stock repurchased	(1,482,959)	(15)	(43,333)	—	—	—	(43,348)
Forfeited restricted stock	(13,600)	—	—	—	—	—	—
Retired stock	(11,335)	—	(345)	—	—	—	(345)
Granted restricted stock	42,123	—	—	—	—	—	—
Exercised stock options	413,636	4	6,077	—	—	—	6,081
Stock issued for RSUs	7,118	—	—	—	—	—	—
Share-based compensation expense	—	—	2,152	—	—	—	2,152
ESOP compensation expense	—	—	973	—	529	—	1,502
Other comprehensive loss	—	—	—	—	—	(3,917)	(3,917)
Balance at June 30, 2022	15,591,466	$156	$126,106	$270,276	$(5,290)	$(2,403)	$388,845
Net income	—	—	—	44,604	—	—	44,604
Cash dividends declared on common stock, $0.39/common share	—	—	—	(6,229)	—	—	(6,229)
Forfeited restricted stock	(10,090)	—	—	—	—	—	—
Retired stock	(13,145)	—	(344)	—	—	—	(344)
Granted restricted stock	57,839	—	—	—	—	—	—
Stock issued for RSUs	13,861	—	—	—	—	—	—
Exercised stock options	352,096	4	5,136	—	—	—	5,140
Shares issued for Quantum merger	1,374,646	14	37,720	—	—	—	37,734
Share-based compensation expense	—	—	1,854	—	—	—	1,854
ESOP compensation expense	—	—	750	—	529	—	1,279
Other comprehensive loss	—	—	—	—	—	(1,697)	(1,697)
Balance at June 30, 2023	17,366,673	$174	$171,222	$308,651	$(4,761)	$(4,100)	$471,186

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (continued)
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	17,366,673	174	171,222	308,651	(4,761)	(4,100)	471,186
Net income	—	—	—	28,297	—	—	28,297
Cash dividends declared on common stock, $0.21/common share	—	—	—	(3,547)	—	—	(3,547)
Forfeited restricted stock	(2,560)	—	—	—	—	—	—
Retired stock	(6,038)	—	(139)	—	—	—	(139)
Granted restricted stock	1,000	—	—	—	—	—	—
Stock issued for RSUs	18,494	—	—	—	—	—	—
Exercised stock options	9,500	—	152	—	—	—	152
Share-based compensation expense	—	—	755	—	—	—	755
ESOP compensation expense	—	—	376	—	264	—	640
Other comprehensive income	—	—	—	—	—	2,549	2,549
Balance at December 31, 2023	17,387,069	$174	$172,366	$333,401	$(4,497)	$(1,551)	$499,893
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended December 31, 2023	Year Ended June 30,
		2023	2022	2021
Operating activities
Net income	$28,297	$44,604	$35,653	$15,675
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision (benefit) for credit losses	5,930	15,392	(592)	(7,135)
Depreciation and amortization of premises and equipment and equipment for operating leases	4,894	9,063	9,348	9,499
Deferred income tax expense (benefit)	(1,638)	(433)	6,584	3,573
Net accretion of purchase accounting adjustments on loans	(783)	(1,698)	(1,628)	(2,088)
Net amortization and accretion	3,563	4,346	2,450	2,717
SBIC investments income	(701)	(1,740)	(1,673)	(1,127)
Prepayment penalties paid on borrowings	—	—	—	22,690
Loss (gain) on sale of premises and equipment	248	(2,097)	87	1,311
Loss (gain) on sale of OREO	—	89	7	(65)
Loss (gain) incurred at the end of operating leases - lessor	141	451	12	(43)
BOLI income	(3,901)	(2,116)	(2,000)	(2,156)
Gain on sale of debt securities available for sale	—	—	(1,895)	—
Gain on sale of loans held for sale	(2,330)	(5,608)	(12,876)	(17,352)
Origination of loans held for sale	(171,273)	(311,198)	(465,263)	(622,400)
Proceeds from sales of loans held for sale	130,335	213,482	463,603	600,784
New deferred loan origination (costs) fees, net	(838)	(2,824)	(316)	1,698
Increase in accrued interest receivable and other assets	(5,970)	(7,467)	(3,604)	(756)
Share-based compensation expense	755	1,854	2,152	2,102
ESOP compensation expense	640	1,279	1,502	1,125
Increase in other liabilities	1,201	2,225	1,577	1,507
Net cash provided by (used in) operating activities	(11,430)	(42,396)	33,128	9,559
Investing activities
Purchase of debt securities available for sale	(17,036)	(81,687)	(41,649)	(107,988)
Proceeds from maturities, calls and paydowns of debt securities available for sale	45,928	65,585	65,399	76,663
Proceeds from sale of debt securities available for sale	—	—	1,895	—
Purchases of commercial paper	—	(210,292)	(558,482)	(715,635)
Proceeds from maturities and calls of commercial paper	—	406,269	555,472	831,862
Purchases of CDs in other banks	(6,202)	(18,166)	(1,244)	(7,321)
Proceeds from maturities of CDs in other banks	4,632	8,565	17,815	22,888
Net (purchases) redemptions of FHLB and FRB stock	1,815	(9,757)	4,213	17,138
Net capital (contributions in) distributions from SBIC investments, at cost	1,839	(429)	(914)	(775)
Net (increase) decrease in loans	23,039	(313,690)	(6,462)	56,296
Purchase of BOLI	(31,323)	(109)	(173)	(72)
Proceeds from redemption of BOLI policies	—	—	—	1,307
Death benefit proceeds from BOLI policies	5,616	—	—	—
Purchase of equipment for operating leases - lessor	(14,025)	(11,333)	(2,901)	(11,879)
Proceeds from sale of equipment for operating leases - lessor	6,994	8,607	5,981	2,647
Purchase of premises and equipment	(431)	(3,420)	(6,608)	(16,081)
Proceeds from sale of premises and equipment and assets held for sale	1,056	8,012	2,322	—
Proceeds from sale of OREO	—	111	181	449
Net cash received in merger	—	30,601	—	—
Net cash provided by (used in) investing activities	21,902	(121,133)	34,845	149,499

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	Six Months Ended December 31, 2023	Year Ended June 30,
		2023	2022	2021
Financing activities
Net increase (decrease) in deposits	60,205	(69,195)	144,220	169,785
Net increase (decrease) in revolving lines of credit	(1,500)	20,263	—	—
Net increase (decrease) in short-term borrowings	(22,000)	437,000	(115,000)	115,000
Proceeds from long-term borrowings	—	—	60,000	—
Repayment of long-term borrowings	—	(24,728)	(60,000)	(497,690)
Common stock repurchased	—	—	(43,348)	(16,155)
Cash dividends paid	(3,547)	(6,229)	(5,452)	(5,018)
Retired stock	(139)	(344)	(345)	(204)
Exercised stock options	152	5,140	6,081	4,592
Net cash provided by (used in) financing activities	33,171	361,907	(13,844)	(229,690)
Net increase (decrease) in cash and cash equivalents	43,643	198,378	54,129	(70,632)
Cash and cash equivalents at beginning of period	303,497	105,119	50,990	121,622
Cash and cash equivalents at end of period	$347,140	$303,497	$105,119	$50,990

	Six Months Ended December 31, 2023	Year Ended June 30,
		2023	2022	2021
Supplemental disclosures
Cash paid during the period for
Interest	$37,331	$26,212	$5,312	$16,446
Income taxes	7,321	7,679	684	532
Noncash transactions
Unrealized gain (loss) in value of debt securities available for sale, net of income taxes	2,549	$(1,697)	$(3,917)	$(503)
Transfers of loans held for investment to OREO	—	—	—	235
Transfers of loans held for sale to loans held for investment	11,671	18,337	43,083	23,106
Transfers of loans held for investment to loans held for sale	—	—	12,825	—
Establish receivable for proceeds from redemption of BOLI policies (included in other assets)	47,923	—	—	—
ROU asset and lease liabilities for operating lease accounting	864	5,179	1,186	2,586
ACL due to the adoption of ASU 2016-13	—	—	—	17,347
Transfer of premises and equipment to assets held for sale (included in other assets)	—	—	3,229	—
Business combinations
Fair value of assets acquired	$—	$665,090	$—	$—
Fair value of liabilities assumed	—	610,188	—	—
Net assets acquired	$—	$54,902	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies
Nature of Operations
The consolidated financial statements presented in this report include the accounts of HomeTrust Bancshares, Inc., a Maryland corporation (“HomeTrust”), and its wholly-owned subsidiary, HomeTrust Bank (the “Bank”). As used throughout this report, the term the “Company” refers to HomeTrust and its consolidated subsidiary, unless the context otherwise requires. HomeTrust is a bank holding company primarily engaged in the business of planning, directing and coordinating the business activities of the Bank. The Bank is a North Carolina state chartered bank and provides a wide range of retail and commercial banking products within its geographic footprint, which includes: North Carolina (the Asheville metropolitan area, the "Piedmont" region, Charlotte and Raleigh/Cary), South Carolina (Greenville and Charleston), East Tennessee (Kingsport/Johnson City, Knoxville and Morristown), Southwest Virginia (the Roanoke Valley) and Georgia (Greater Atlanta). The Bank operates under a single set of corporate policies and procedures and is recognized as a single banking segment for financial reporting purposes.
As a result of its merger with Quantum on February 12, 2023, HomeTrust became the 100% successor owner of the Quantum Capital Statutory Trust II Delaware trust. The sole assets of the trust represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the trust preferred securities.
Principles of Consolidation and Subsidiary Activities
The accompanying consolidated financial statements include the accounts of HomeTrust, the Bank, and its wholly-owned subsidiary, WNCSC, at or for the six months ended December 31, 2023 and years ended June 30, 2023, 2022 and 2021. WNCSC owns office buildings in Asheville, North Carolina that are leased to the Bank. All intercompany items have been eliminated.
Change in Fiscal Year
The Board of Directors approved a change in the Company’s fiscal year end from June 30 to December 31, commencing January 1, 2024. As a result of this change, we are filing this Transition Report on Form 10-KT for the six-month transition period ended December 31, 2023. The change in fiscal year end is applied on a prospective basis and does not adjust operating results for prior periods. References to our previous fiscal years mean the fiscal years ending on June 30th. The Company's fiscal year 2024 commenced on January 1, 2024. References herein to "Transition Period" refer to the six-month period ended December 31, 2023.
The following tables present certain comparative transition period condensed financial information for the six months ended December 31, 2023 and 2022, respectively.

	Six Months Ended December 31,
		(Unaudited)
(Dollars in thousands, except per share data)	2023	2022
Total interest and dividend income	$124,684	$77,329
Total interest expense	40,601	5,264
Net interest income	84,083	72,065
Provision for credit losses	5,930	6,227
Net interest income after provision for credit losses	78,153	65,838
Total noninterest income	16,875	15,852
Total noninterest expense	59,345	52,165
Income before income taxes	35,683	29,525
Income tax expense	7,386	6,668
Net income	$28,297	$22,857

Net income per common share – basic	$1.67	$1.51
Net income per common share – diluted	$1.67	$1.50

Net cash provided by (used in) operating activities	$(11,430)	$20,431
Net cash provided by (used in) investing activities	21,902	(36,883)
Net cash provided by financing activities	33,171	76,367
Net increase in cash and cash equivalents	43,643	59,915
Cash and cash equivalents, beginning of period	303,497	105,119
Cash and cash equivalents, end of period	$347,140	$165,034
Subsequent Events
The Company has evaluated subsequent events for recognition and disclosure through March 12, 2024, which is the date the financial statements were available to be issued.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Cash Flows
Cash and cash equivalents include cash and interest-bearing deposits with initial terms to maturity of 90 days or less. Net cash flows are reported for customer loan and deposit transactions, FHLB and FRB stock, SBIC investments at cost, revolving lines of credit and short-term borrowings.
Commercial Paper
Commercial paper includes highly liquid short-term debt of investment graded corporations with maturities less than one year. These instruments are typically purchased at a discount based on prevailing interest rates and do not exceed $15,000 per issuer.
Debt Securities
Debt securities available for sale are carried at fair value. These securities are used to execute asset/liability management strategies, manage liquidity and leverage capital, and therefore may be sold prior to maturity. Adjustments for unrealized gains or losses, net of the income tax effect, are made to accumulated other comprehensive income (loss), a separate component of total stockholders’ equity.
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
ACL – Available for Sale Securities
For available for sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change; however, if the Company intends to sell an impaired available for sale debt security, or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. As the security’s amortized cost basis is adjusted to fair value, there is no ACL in such a situation.
In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuers’ financial condition, among other factors.
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
SBIC Investments, At Cost
SBIC investments are equity interests in limited partnerships which are investments the Company has classified as VIEs, legal entities that either do not have sufficient equity to finance their activities without the support from other parties or whose equity investors lack a controlling financial interest. A controlling financial interest is defined as a group that has the power to direct the activities that most significantly impact the VIEs' economic performance, the obligation to absorb the expected losses or the right to receive the expected residual returns. As the Company is not the primary beneficiary, nor does it hold a controlling interest in the VIEs, these investments have not been consolidated.
The SBIC investments do not have readily determinable fair values and are recorded under the equity method of accounting at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Adjustments to the cost basis occur as a result of capital contributions, distributions, the Company's share of earnings or changes in the value of the Company's equity position. The Company's share of earnings is included in interest and dividend income with a one-quarter lag period.
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
The Company originates loans guaranteed by the SBA for the purchase of businesses, business startups, business expansion, equipment and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. SBA loans are classified as held for sale and are carried at the lower of cost or fair value. The guaranteed portion of the loan is typically sold in the secondary market and the servicing rights are retained. A gain is recorded for any premium received in excess of the carrying value of the net assets transferred in the sale and is included in the gain on sale of loans held for sale. The portion of SBA loans that are retained are adjusted to fair value and reclassified to total loans, net of deferred loan fees and costs (loans held for investment). The net value of the retained loans is included in the appropriate loan classification for disclosure purposes.
HELOCs held for sale are originated through a third-party in various states outside the Company's geographic footprint, but are underwritten to the Company's underwriting guidelines. The loans are generally held for sale by the Company over a 90 to 180 day period and are serviced by the third-party. The loans are marketed by the third-party to investors in pools and once sold the Company recognizes a gain or loss on the sale which is recorded through the gain on sale of loans held for sale.
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
The Company’s policies related to when loans are placed on nonaccruing status conform to guidelines prescribed by bank regulatory authorities. Generally, the Company suspends the accrual of interest on loans (i) that are maintained on a cash basis because of the deterioration of the financial condition of the borrower, (ii) for which payment in full of principal or interest is not expected (impaired loans) or (iii) on which principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. Under the Company’s cost recovery method, interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accruing status when all principal and interest amounts contractually due are brought current and concern no longer exists as to the future collectability of principal and interest, which is generally confirmed when the loan demonstrates performance for six consecutive months or payment cycles.
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
The ACL reflects management’s estimate of losses that will result from the inability of its borrowers to make required loan payments. ECLs are reflected in the ACL through a provision for credit losses. Management records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized. Management uses a systematic methodology to determine its ACL for loans held for investment and certain off-balance sheet credit exposures. The ACL is a valuation account that is deducted from the amortized costs basis to present the net amount expected to be collected on the loan portfolio. Management considers the effects of past events, current conditions and reasonable and supportable forecasts on the collectability of the loan portfolio.
The Company has identified the following loan pools with similar risk characteristics for measuring ECLs:
Commercial real estate – This category of loans consists of the following loan types:
Construction and land development – These loans finance the ground up construction, improvement, carrying for sale and loans secured by raw or improved land. The repayment of construction loans is generally dependent upon the successful completion of the improvements by the builder for the end user, or sale of the property to a third-party.
Commercial real estate – owner and non-owner occupied – These loans include real estate loans for a variety of commercial property types and purposes, including those secured by commercial office or industrial buildings, warehouses, retail buildings and various special purpose properties.
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
Commercial – This category of loans consists of the following loan types:
Commercial and industrial – These loans are for commercial, corporate and business purposes across a variety of industries. These loans include general commercial and industrial loans, loans to purchase capital equipment and other business loans for working capital and operational purposes. These loans are generally secured by accounts receivable, inventory and other business assets.
Equipment finance – These loans are primarily made up of commercial finance agreements and commercial leases provided by our Equipment Finance line of business, primarily for transportation, construction, healthcare and manufacturing equipment. These loans have average terms of five years or less and are secured by the financed equipment.
Municipal leases – These loans are primarily made to fire departments and depend on the tax revenues received from the applicable county or municipality. These leases are mainly secured by vehicles, fire stations, land or equipment.

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
HELOCs – These loans include both loans originated by the Company and those purchased from a third-party and are often secured by second liens on residential real estate.
Consumer – Consumer loans include loans secured by deposit accounts or personal property such as automobiles, boats and motorcycles, as well as unsecured consumer debt.
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
Management considers the historical loss experience of both the Company and its peers in its assessment of ECLs to determine the ACL. The Company utilized peer call report data to measure historical credit loss experience with similar risk characteristics within the segments over an economic cycle. Management reviewed the historical loss information to appropriately adjust for differences in current asset specific risk characteristics. Management also considered further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that existed for the period over which historical information was evaluated. For collectively evaluated loans, the Company has incorporated a combination of three macroeconomic drivers using a statistical regression modeling methodology: the national unemployment rate, one-year change in the national home price index and one-year change in national real gross domestic product. The macroeconomic drivers utilized vary by loan segment, although the national unemployment rate is incorporated for the majority of the segments. Due to the low loss rates of municipal leases and the expectation of them remaining low, management has elected to separately pool these loans. Management has elected to use readily available municipal default rates and loss given defaults in order to calculate ECLs.
Management considers forward-looking information in estimating ECLs. The Company uses both Fannie Mae and Federal Reserve Bank quarterly economic forecast data which are baseline outlooks for the United States economy. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to historical loss information within four quarters using a straight-line approach. Management may apply different reversion techniques depending on the economic environment for the financial asset portfolio and as of the current period has utilized a linear reversion technique.
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
When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated, which includes consideration of the materiality of the loan. Generally, individually evaluated loans are on nonaccrual status. The ECLs on individually evaluated loans will be estimated based on a DCF analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the ECL insofar as their credit profile improves and that the repayment terms are not considered to be unique to the asset.
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
Prior to July 1, 2020, loans acquired in a business combination that had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable were considered PCI loans. PCI loans were individually evaluated and recorded at fair value at the date of acquisition with no initial valuation allowance based on a DCF methodology that considered various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing and a discount rate reflecting the Company’s

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

assessment of risk inherent in the cash flow estimates. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” was recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” were not recognized on the balance sheet and did not result in any yield adjustments, loss accruals or valuation allowances. Increases in expected cash flows, including prepayments, subsequent to the initial investment were recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows were recognized as impairment. Valuation allowances on PCI loans reflected only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately were not to be received).
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
Loan Commitments and ACL on Off-Balance Sheet Credit Exposures
Financial instruments include off-balance sheet credit instruments, such as undisbursed portions of construction loans, commitments to originate loans, unused lines of credit and standby letters of credit. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.
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
Other Real Estate Owned
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
Bank Owned Life Insurance
The Company has purchased life insurance policies on certain key officers. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
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
Goodwill
Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. Goodwill has an indefinite useful life and is evaluated for impairment annually in the fourth quarter of our fiscal year or more frequently if events and circumstances indicate that the asset might be impaired.
The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the test for goodwill impairment (the qualitative method). If the qualitative method cannot be used or if the Company determines, based on the qualitative method, that the fair value is more likely than not less than the carrying amount, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the Company will record an impairment charge based on that difference. Our annual goodwill impairment test, the timing of which was adjusted to occur within the six-month transition period, did not identify any impairment for the six months ended December 31, 2023 or the years ended June 30, 2023 and June 30, 2022.
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
Revenue from Contracts with Customers
The Company records revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.
The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed, charged either on a periodic basis or based on activity. Since performance obligations are satisfied as services are rendered and the transaction prices are fixed, the Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from contracts with customers.
Stock-Based Compensation
The Company issues restricted stock, restricted stock units and stock options under the HomeTrust Bancshares, Inc. 2022 Omnibus Incentive Plan (“2022 Omnibus Incentive Plan”) to key officers and outside directors. In accordance with the requirements of the FASB ASC 718, "Compensation – Stock Compensation," the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period. The Company accounts for forfeitures as they occur.
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
The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of December 31, 2023, June 30, 2023 and June 30, 2022, there were no accruals for uncertain tax positions. As of December 31, 2023 and June 30, 2023, no interest or penalties were accrued compared to an accrual of $28 as of June 30, 2022.

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
The Company adopted the standard using the modified retrospective transition method on July 1, 2023. The adoption of this ASU did not have a material impact on the Company's ACL, but as a result of the elimination of the concept of troubled debt restructurings, the balance of individually evaluated loans decreased by $1.9 million. The changes to financial statement disclosures have been reflected in this filing, specifically "Note 6 – Loans and Allowance for Credit Losses on Loans".
Newly Issued but Not Yet Effective Accounting Standards
ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." In November 2023, the FASB issued ASU 2023-07 which will require public entities to disclose information about their reportable segments' significant expenses on an interim and annual basis. Public entities will be required to disclose other segment items for each reportable segment and provide a description of its

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

composition. Significant expense categories are derived from expenses that are regularly reported to an entity's chief operating decision-makers and included in a segments' reported measures of profit or loss. The ASU will also require for an entity to disclose the title and position of the chief operating decision-maker and explain how the chief operating decision-maker uses the reported measures of profit or loss to assess segment performance. Lastly, ASU 2023-07 also requires interim disclosures of certain segment-related disclosures that previously were required only on an annual basis and clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements under Topic 280.
ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The ASU requires entities to adopt the changes to the segment reporting guidance on a retrospective basis and early adoption is permitted. The adoption of the provisions of ASU 2023-07 is not expected to have an impact on the Company's financial results, but will impact disclosures.
ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." In December 2023, the FASB issued ASU 2023-09 which requires entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The adoption of the provisions of ASU 2023-09 is not expected to have an impact on the Company's financial results, but will impact disclosures.
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
The following table provides a summary of the assets acquired, liabilities assumed, associated preliminary fair value adjustments and provisional period adjustments by the Company as of the merger date. As provided for under US GAAP, management has up to 12 months following the date of merger to finalize the fair value adjustments.

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
(1)Adjustments to Quantum's total loans include the elimination of Quantum's existing allowance for loan losses of $5,972, the recognition of an ACL at close on PCD loans of $369 and adjustments to reflect the estimated credit fair value mark on the non-PCD loan portfolio of $2,932 and the estimated interest rate fair value adjustment on the loan portfolio as a whole (non-PCD and PCD) of $7,878.
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
4. Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$105,477	$1,194	$(2,172)	$104,499
Municipal bonds	3,487	—	(78)	3,409
Corporate bonds	20,000	—	(958)	19,042
Total	$128,964	$1,194	$(3,208)	$126,950

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$15,000	$—	$(286)	$14,714
MBS, residential	110,865	—	(3,451)	107,414
Municipal bonds	3,505	—	(117)	3,388
Corporate bonds	27,881	—	(1,471)	26,410
Total	$157,251	$—	$(5,325)	$151,926

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$18,993	$5	$(539)	$18,459
MBS, residential	48,377	3	(1,147)	47,233
Municipal bonds	5,545	31	(18)	5,558
Corporate bonds	57,184	1	(1,457)	55,728
Total	$130,099	$40	$(3,161)	$126,978

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Debt securities available for sale by contractual maturity at December 31, 2023, June 30, 2023 and June 30, 2022 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	December 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$15,000	$14,848
Due after one year through five years	3,487	3,409
Due after five years through ten years	5,000	4,194
Due after ten years	—	—
MBS, residential	105,477	104,499
Total	$128,964	$126,950

	June 30, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$37,881	$37,060
Due after one year through five years	2,994	2,903
Due after five years through ten years	5,511	4,549
Due after ten years	—	—
MBS, residential	110,865	107,414
Total	$157,251	$151,926

	June 30, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$35,350	$34,956
Due after one year through five years	40,325	39,018
Due after five years through ten years	6,047	5,771
Due after ten years	—	—
MBS, residential	48,377	47,233
Total	$130,099	$126,978
During the year ended June 30, 2022, the Company received proceeds of $1,895 from the sale of seven trust preferred securities, recognizing gross gains of $1,895. These securities had previously been written down to zero through purchase accounting adjustments from a merger in a prior period and continued to be carried at this amount as there was no active market, therefore the full amount of the proceeds received were recognized as a gain. The Company had no sales of debt securities available for sale and no gross realized gains or losses were recognized during the six months ended December 31, 2023 or the fiscal years ended June 30, 2023 and June 30, 2022.
Debt securities available for sale with amortized costs totaling $43,846, $42,329 and $43,187 and market values of $43,144, $40,475 and $41,876 at December 31, 2023, June 30, 2023 and June 30, 2022, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The gross unrealized losses and the fair value of debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2023, June 30, 2023 and June 30, 2022 were as follows:

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$46,978	$(393)	$35,200	$(1,779)	$82,178	$(2,172)
Municipal bonds	—	—	3,409	(78)	3,409	(78)
Corporate bonds	618	(132)	17,674	(826)	18,292	(958)
Total	$47,596	$(525)	$56,283	$(2,683)	$103,879	$(3,208)

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$14,714	$(286)	$14,714	$(286)
MBS, residential	83,281	(1,674)	24,133	(1,777)	107,414	(3,451)
Municipal bonds	2,420	(69)	968	(48)	3,388	(117)
Corporate bonds	607	(143)	25,053	(1,328)	25,660	(1,471)
Total	$86,308	$(1,886)	$64,868	$(3,439)	$151,176	$(5,325)

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$14,461	$(539)	$—	$—	$14,461	$(539)
MBS, residential	41,658	(994)	5,269	(153)	46,927	(1,147)
Municipal bonds	1,970	(18)	—	—	1,970	(18)
Corporate bonds	39,454	(730)	14,273	(727)	53,727	(1,457)
Total	$97,543	$(2,281)	$19,542	$(880)	$117,085	$(3,161)
The total number of securities with unrealized losses at December 31, 2023, June 30, 2023 and June 30, 2022 were 187, 205 and 177, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of December 31, 2023 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Account Policies" for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring ECLs on investment securities and does not record an ACL on accrued interest receivable. As of December 31, 2023, June 30, 2023 and June 30, 2022, the accrued interest receivable for debt securities available for sale was $469, $532 and $533, respectively.
5. Loans Held For Sale
Loans held for sale, at the lower of cost or fair value, consist of the following as of the dates indicated:

	December 31, 2023	June 30, 2023	June 30, 2022
One-to-four family	$—	$—	$4,176
SBA	30,650	28,804	14,774
HELOCs	167,783	132,899	60,357
Total loans held for sale, at the lower of cost or fair value	$198,433	$161,703	$79,307
The carrying balance of loans held for sale, at fair value, was $3,359, $6,947 and $0 at December 31, 2023, June 30, 2023 and June 30, 2022, respectively, while the amortized cost of these loans was $3,286, $6,902 and $0 at the same dates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

6. Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated(1):

	December 31, 2023	June 30, 2023	June 30, 2022
Commercial real estate loans
Construction and land development	$305,269	$356,674	$291,202
Commercial real estate - owner occupied	536,545	529,721	335,658
Commercial real estate - non-owner occupied	875,694	901,685	662,159
Multifamily	88,623	81,827	81,086
Total commercial real estate loans	1,806,131	1,869,907	1,370,105
Commercial loans
Commercial and industrial	237,255	245,428	193,313
Equipment finance	465,573	462,211	394,541
Municipal leases	150,292	142,212	129,766
Total commercial loans	853,120	849,851	717,620
Residential real estate loans
Construction and land development	96,646	110,074	81,847
One-to-four family	584,405	529,703	354,203
HELOCs	185,878	187,193	160,137
Total residential real estate loans	866,929	826,970	596,187
Consumer loans	113,842	112,095	85,383
Total loans, net of deferred loan fees and costs	3,640,022	3,658,823	2,769,295
Allowance for credit losses – loans	(48,641)	(47,193)	(34,690)
Loans, net	$3,591,381	$3,611,630	$2,734,605
(1)    December 31, 2023, June 30, 2023 and June 30, 2022 accrued interest receivable of $16,218, $14,101 and $7,969 was accounted for separately from the amortized cost basis.
As a result of HomeTrust's merger with Quantum on February 12, 2023, $561,933 in loans (net of purchase accounting adjustments) were added to the portfolio.
All qualifying one-to-four family loans, HELOCs, commercial real estate loans and FHLB of Atlanta stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers, directors and their associates during the ordinary course of business. The aggregate amount of loans to related parties totaled approximately $209, $215 and $231 at December 31, 2023, June 30, 2023 and June 30, 2022, respectively. In relation to these loans are unfunded commitments that totaled approximately $3, $14 and $14 at December 31, 2023, June 30, 2023 and June 30, 2022, respectively.
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
Doubtful – A loan classified as doubtful has all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate and consumer loans by origination year as of December 31, 2023:

	Term Loans By Origination Fiscal Year
December 31, 2023	2023-S(1)	2023	2022	2021	2020	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$18,226	$47,501	$47,365	$9,039	$201	$7,581	$175,077	$304,990
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	279	—	—	—	—	279
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$18,226	$47,501	$47,644	$9,039	$201	$7,581	$175,077	$305,269

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Risk rating
Pass	$33,918	$61,090	$104,005	$86,789	$69,184	$157,790	$13,188	$525,964
Special mention	—	149	148	447	2,033	3,699	—	6,476
Substandard	—	—	379	1	338	2,886	—	3,604
Doubtful	—	—	—	—	289	212	—	501
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$33,918	$61,239	$104,532	$87,237	$71,844	$164,587	$13,188	$536,545

Current period gross charge-offs	$—	$—	$—	$—	$—	$290	$—	$290

Commercial real estate - non-owner occupied
Risk rating
Pass	$11,715	$91,328	$155,676	$179,950	$95,749	$302,216	$25,559	$862,193
Special mention	—	—	—	—	—	294	—	294
Substandard	—	3,078	—	—	6,180	3,949	—	13,207
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner occupied	$11,715	$94,406	$155,676	$179,950	$101,929	$306,459	$25,559	$875,694

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Risk rating
Pass	$5,515	$3,799	$18,597	$21,411	$10,921	$25,400	$1,029	$86,672
Special mention	—	—	1,583	—	—	89	—	1,672
Substandard	—	—	—	—	—	279	—	279
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$5,515	$3,799	$20,180	$21,411	$10,921	$25,768	$1,029	$88,623

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate
Risk rating
Pass	$69,374	$203,718	$325,643	$297,189	$176,055	$492,987	$214,853	$1,779,819
Special mention	—	149	1,731	447	2,033	4,082	—	8,442
Substandard	—	3,078	658	1	6,518	7,114	—	17,369
Doubtful	—	—	—	—	289	212	—	501
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$69,374	$206,945	$328,032	$297,637	$184,895	$504,395	$214,853	$1,806,131

Total current period gross charge-offs	$—	$—	$—	$—	$—	$290	$—	$290
(1)As previously announced, on July 24, 2023, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31. "2023-S" represents the six-month transition period ended December 31, 2023.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
December 31, 2023	2023-S(1)	2023	2022	2021	2020	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$18,711	$52,427	$57,206	$14,146	$12,096	$22,823	$51,232	$228,641
Special mention	—	329	227	158	54	81	—	849
Substandard	—	671	341	29	1,380	307	3,707	6,435
Doubtful	—	713	—	—	222	—	264	1,199
Loss	—	—	—	—	—	131	—	131
Total commercial and industrial	$18,711	$54,140	$57,774	$14,333	$13,752	$23,342	$55,203	$237,255

Current period gross charge-offs	$—	$1,337	$402	$184	$574	$618	$—	$3,115

Equipment finance
Risk rating
Pass	$83,332	$172,704	$113,363	$57,295	$25,552	$4,854	$—	$457,100
Special mention	—	338	666	383	341	252	—	1,980
Substandard	—	206	—	—	—	134	—	340
Doubtful	—	2,645	2,498	626	384	—	—	6,153
Loss	—	—	—	—	—	—	—	—
Total equipment finance	$83,332	$175,893	$116,527	$58,304	$26,277	$5,240	$—	$465,573

Current period gross charge-offs	$—	$550	$912	$539	$29	$14	$—	$2,044

Municipal leases
Risk rating
Pass	$13,693	$33,513	$28,005	$13,516	$7,358	$47,376	$6,831	$150,292
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$13,693	$33,513	$28,005	$13,516	$7,358	$47,376	$6,831	$150,292

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial
Risk rating
Pass	$115,736	$258,644	$198,574	$84,957	$45,006	$75,053	$58,063	$836,033
Special mention	—	667	893	541	395	333	—	2,829
Substandard	—	877	341	29	1,380	441	3,707	6,775
Doubtful	—	3,358	2,498	626	606	—	264	7,352
Loss	—	—	—	—	—	131	—	131
Total commercial	$115,736	$263,546	$202,306	$86,153	$47,387	$75,958	$62,034	$853,120

Total current period gross charge-offs	$—	$1,887	$1,314	$723	$603	$632	$—	$5,159

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
December 31, 2023	2023-S(1)	2023	2022	2021	2020	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$2,189	$17,261	$3,035	$496	$44	$1,237	$72,247	$96,509
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	137	—	137
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$2,189	$17,261	$3,035	$496	$44	$1,374	$72,247	$96,646

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One-to-four family
Risk rating
Pass	$18,938	$98,059	$153,418	$110,440	$48,971	$139,020	$9,914	$578,760
Special mention	—	—	—	—	—	511	—	511
Substandard	—	383	258	—	202	4,268	—	5,111
Doubtful	—	—	—	—	—	23	—	23
Loss	—	—	—	—	—	—	—	—
Total one-to-four family	$18,938	$98,442	$153,676	$110,440	$49,173	$143,822	$9,914	$584,405

Current period gross charge-offs	$—	$—	$13	$3	$12	$4	$—	$32

HELOCs
Risk rating
Pass	$1,195	$7,962	$856	$777	$324	$7,399	$165,302	$183,815
Special mention	—	—	—	—	—	—	—	—
Substandard	396	571	247	10	158	531	121	2,034
Doubtful	—	—	—	—	—	29	—	29
Loss	—	—	—	—	—	—	—	—
Total HELOCs	$1,591	$8,533	$1,103	$787	$482	$7,959	$165,423	$185,878

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total residential real estate
Risk rating
Pass	$22,322	$123,282	$157,309	$111,713	$49,339	$147,656	$247,463	$859,084
Special mention	—	—	—	—	—	511	—	511
Substandard	396	954	505	10	360	4,936	121	7,282
Doubtful	—	—	—	—	—	52	—	52
Loss	—	—	—	—	—	—	—	—
Total residential real estate	$22,718	$124,236	$157,814	$111,723	$49,699	$153,155	$247,584	$866,929

Total current period gross charge-offs	$—	$—	$13	$3	$12	$4	$—	$32

	Term Loans By Origination Fiscal Year
December 31, 2023	2023-S(1)	2023	2022	2021	2020	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$26,569	$51,394	$14,408	$9,676	$6,316	$4,080	$247	$112,690
Special mention	—	—	—	—	—	—	—	—
Substandard	—	329	265	210	172	147	18	1,141
Doubtful	—	7	—	3	—	—	—	10
Loss	—	—	—	—	—	1	—	1
Total consumer	$26,569	$51,730	$14,673	$9,889	$6,488	$4,228	$265	$113,842

Total current period gross charge-offs	$6	$401	$118	$34	$11	$9	$—	$579

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate and consumer loans by origination year as of June 30, 2023:

	Term Loans By Origination Fiscal Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$27,234	$26,157	$5,469	$2,226	$1,560	$5,836	$287,615	$356,097
Special mention	—	73	—	—	—	—	—	73
Substandard	—	481	—	—	—	23	—	504
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$27,234	$26,711	$5,469	$2,226	$1,560	$5,859	$287,615	$356,674
Commercial real estate - owner occupied
Risk rating
Pass	$58,671	$106,738	$91,575	$68,054	$54,176	$115,425	$23,984	$518,623
Special mention	—	177	909	2,017	361	3,437	—	6,901
Substandard	—	—	76	343	399	3,379	—	4,197
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$58,671	$106,915	$92,560	$70,414	$54,936	$122,241	$23,984	$529,721
Commercial real estate - non-owner occupied
Risk rating
Pass	$85,574	$156,244	$137,659	$99,442	$68,794	$265,099	$76,508	$889,320
Special mention	—	—	—	—	—	4,047	5,301	9,348
Substandard	—	—	—	—	—	3,017	—	3,017
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner occupied	$85,574	$156,244	$137,659	$99,442	$68,794	$272,163	$81,809	$901,685
Multifamily
Risk rating
Pass	$3,850	$16,410	$21,867	$10,172	$5,843	$22,321	$980	$81,443
Special mention	—	—	—	—	28	61	—	89
Substandard	—	—	—	—	—	295	—	295
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$3,850	$16,410	$21,867	$10,172	$5,871	$22,677	$980	$81,827
Total commercial real estate
Risk rating
Pass	$175,329	$305,549	$256,570	$179,894	$130,373	$408,681	$389,087	$1,845,483
Special mention	—	250	909	2,017	389	7,545	5,301	16,411
Substandard	—	481	76	343	399	6,714	—	8,013
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$175,329	$306,280	$257,555	$182,254	$131,161	$422,940	$394,388	$1,869,907

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate and consumer loans by origination year as of June 30, 2022:

	Term Loans By Origination Fiscal Year
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$21,988	$5,686	$627	$2,089	$1,092	$5,819	$248,189	$285,490
Special mention	—	—	—	—	—	97	4,677	4,774
Substandard	871	—	—	—	—	67	—	938
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$22,859	$5,686	$627	$2,089	$1,092	$5,983	$252,866	$291,202
Commercial real estate - owner occupied
Risk rating
Pass	$55,167	$71,429	$45,665	$43,786	$21,720	$74,602	$16,857	$329,226
Special mention	—	—	396	418	—	2,416	—	3,230
Substandard	—	—	—	—	577	2,227	398	3,202
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$55,167	$71,429	$46,061	$44,204	$22,297	$79,245	$17,255	$335,658
Commercial real estate - non-owner occupied
Risk rating
Pass	$97,885	$122,975	$95,268	$56,846	$81,037	$182,664	$7,214	$643,889
Special mention	—	—	—	—	13,844	4,421	—	18,265
Substandard	—	—	—	—	—	5	—	5
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner occupied	$97,885	$122,975	$95,268	$56,846	$94,881	$187,090	$7,214	$662,159
Multifamily
Risk rating
Pass	$10,135	$19,985	$15,881	$8,614	$2,796	$20,587	$2,495	$80,493
Special mention	—	—	—	29	—	217	—	246
Substandard	—	—	—	—	—	347	—	347
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$10,135	$19,985	$15,881	$8,643	$2,796	$21,151	$2,495	$81,086
Total commercial real estate
Risk rating
Pass	$185,175	$220,075	$157,441	$111,335	$106,645	$283,672	$274,755	$1,339,098
Special mention	—	—	396	447	13,844	7,151	4,677	26,515
Substandard	871	—	—	—	577	2,646	398	4,492
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$186,046	$220,075	$157,837	$111,782	$121,066	$293,469	$279,830	$1,370,105

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$70,863	$21,434	$11,647	$9,377	$6,338	$20,856	$43,119	$183,634
Special mention	—	346	260	364	—	—	1,957	2,927
Substandard	—	770	343	1,152	—	52	4,337	6,654
Doubtful	—	98	—	—	—	—	—	98
Loss	—	—	—	—	—	—	—	—
Total commercial and industrial	$70,863	$22,648	$12,250	$10,893	$6,338	$20,908	$49,413	$193,313
Equipment finance
Risk rating
Pass	$186,139	$113,363	$64,400	$26,467	$1,755	$—	$—	$392,124
Special mention	200	331	1,002	547	—	—	—	2,080
Substandard	—	123	18	159	—	—	—	300
Doubtful	32	—	—	5	—	—	—	37
Loss	—	—	—	—	—	—	—	—
Total equipment finance	$186,371	$113,817	$65,420	$27,178	$1,755	$—	$—	$394,541
Municipal leases
Risk rating
Pass	$19,425	$24,480	$8,962	$11,034	$13,584	$39,529	$12,715	$129,729
Special mention	—	37	—	—	—	—	—	37
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$19,425	$24,517	$8,962	$11,034	$13,584	$39,529	$12,715	$129,766
Total commercial
Risk rating
Pass	$276,427	$159,277	$85,009	$46,878	$21,677	$60,385	$55,834	$705,487
Special mention	200	714	1,262	911	—	—	1,957	5,044
Substandard	—	893	361	1,311	—	52	4,337	6,954
Doubtful	32	98	—	5	—	—	—	135
Loss	—	—	—	—	—	—	—	—
Total commercial	$276,659	$160,982	$86,632	$49,105	$21,677	$60,437	$62,128	$717,620

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$864	$—	$53	$—	$—	$1,783	$78,775	$81,475
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	372	—	372
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$864	$—	$53	$—	$—	$2,155	$78,775	$81,847
One-to-four family
Risk rating
Pass	$55,415	$74,035	$47,364	$29,075	$23,250	$113,307	$4,077	$346,523
Special mention	—	—	—	—	—	835	—	835
Substandard	128	—	1,002	540	430	4,590	—	6,690
Doubtful	—	—	—	—	—	155	—	155
Loss	—	—	—	—	—	—	—	—
Total one-to-four family	$55,543	$74,035	$48,366	$29,615	$23,680	$118,887	$4,077	$354,203
HELOCs
Risk rating
Pass	$1,466	$458	$282	$901	$107	$7,441	$148,526	$159,181
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	879	49	928
Doubtful	—	—	—	—	—	28	—	28
Loss	—	—	—	—	—	—	—	—
Total HELOCs	$1,466	$458	$282	$901	$107	$8,348	$148,575	$160,137
Total residential real estate
Risk rating
Pass	$57,745	$74,493	$47,699	$29,976	$23,357	$122,531	$231,378	$587,179
Special mention	—	—	—	—	—	835	—	835
Substandard	128	—	1,002	540	430	5,841	49	7,990
Doubtful	—	—	—	—	—	183	—	183
Loss	—	—	—	—	—	—	—	—
Total residential real estate	$57,873	$74,493	$48,701	$30,516	$23,787	$129,390	$231,427	$596,187

	Term Loans By Origination Fiscal Year
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$25,935	$20,443	$15,849	$11,329	$8,235	$2,398	$277	$84,466
Special mention	—	—	—	—	—	—	—	—
Substandard	72	169	274	85	182	100	33	915
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	2	—	—	—	2
Total consumer	$26,007	$20,612	$16,123	$11,416	$8,417	$2,498	$310	$85,383

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following tables present aging analyses of past due loans (including nonaccrual loans) by segment and class for the periods indicated:

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
December 31, 2023
Commercial real estate
Construction and land development	$—	$—	$—	$305,269	$305,269
Commercial real estate - owner occupied	657	501	1,158	535,387	536,545
Commercial real estate - non-owner occupied	4,032	—	4,032	871,662	875,694
Multifamily	—	—	—	88,623	88,623
Total commercial real estate	4,689	501	5,190	1,800,941	1,806,131
Commercial
Commercial and industrial	974	2,667	3,641	233,614	237,255
Equipment finance	5,411	4,019	9,430	456,143	465,573
Municipal leases	—	—	—	150,292	150,292
Total commercial	6,385	6,686	13,071	840,049	853,120
Residential real estate
Construction and land development	—	132	132	96,514	96,646
One-to-four family	958	1,068	2,026	582,379	584,405
HELOCs	1,240	1,622	2,862	183,016	185,878
Total residential real estate	2,198	2,822	5,020	861,909	866,929
Consumer	535	301	836	113,006	113,842
Total loans	$13,807	$10,310	$24,117	$3,615,905	$3,640,022

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
June 30, 2023
Commercial real estate
Construction and land development	$—	$—	$—	$356,674	$356,674
Commercial real estate - owner occupied	1,514	76	1,590	528,131	529,721
Commercial real estate - non-owner occupied	—	—	—	901,685	901,685
Multifamily	—	—	—	81,827	81,827
Total commercial real estate	1,514	76	1,590	1,868,317	1,869,907
Commercial
Commercial and industrial	873	403	1,276	244,152	245,428
Equipment finance	826	1,837	2,663	459,548	462,211
Municipal leases	—	—	—	142,212	142,212
Total commercial	1,699	2,240	3,939	845,912	849,851
Residential real estate
Construction and land development	—	132	132	109,942	110,074
One-to-four family	1,698	1,060	2,758	526,945	529,703
HELOCs	379	769	1,148	186,045	187,193
Total residential real estate	2,077	1,961	4,038	822,932	826,970
Consumer	320	288	608	111,487	112,095
Total loans	$5,610	$4,565	$10,175	$3,648,648	$3,658,823

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
June 30, 2022
Commercial real estate
Construction and land development	$—	$—	$—	$291,202	$291,202
Commercial real estate - owner occupied	—	52	52	335,606	335,658
Commercial real estate - non-owner occupied	—	—	—	662,159	662,159
Multifamily	—	—	—	81,086	81,086
Total commercial real estate	—	52	52	1,370,053	1,370,105
Commercial
Commercial and industrial	255	—	255	193,058	193,313
Equipment finance	186	56	242	394,299	394,541
Municipal leases	—	—	—	129,766	129,766
Total commercial	441	56	497	717,123	717,620
Residential real estate
Construction and land development	115	22	137	81,710	81,847
One-to-four family	910	1,394	2,304	351,899	354,203
HELOCs	283	122	405	159,732	160,137
Total residential real estate	1,308	1,538	2,846	593,341	596,187
Consumer	330	177	507	84,876	85,383
Total loans	$2,079	$1,823	$3,902	$2,765,393	$2,769,295
The following table presents recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the six months ended December 31, 2023.

	December 31, 2023	June 30, 2023	June 30, 2022	90 Days + & Still Accruing as of December 31, 2023	Nonaccrual with No ACL as of December 31, 2023	Interest Income Recognized
Commercial real estate
Construction and land development	$—	$23	$67	$—	$—	$—
Commercial real estate - owner occupied	912	517	706	—	—	12
Commercial real estate - non-owner occupied	4,032	—	5	—	4,032	36
Multifamily	74	84	103	—	—	2
Total commercial real estate	5,018	624	881	—	4,032	50
Commercial
Commercial and industrial	2,774	1,222	1,951	—	192	31
Equipment finance	6,463	2,862	270	—	510	27
Municipal leases	—	106	—	—	—	—
Total commercial	9,237	4,190	2,221	—	702	58
Residential real estate
Construction and land development	132	132	137	—	—	4
One-to-four family	2,205	1,935	1,773	—	—	49
HELOCs	2,173	957	724	—	—	12
Total residential real estate	4,510	3,024	2,634	—	—	65
Consumer	568	477	384	—	—	43
Total loans	$19,333	$8,315	$6,120	$—	$4,734	$216

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following tables present analyses of the ACL on loans by segment for the period indicated below. In addition to the provision (benefit) for credit losses on loans presented below, provisions (benefits) of $(970), $253, $981 and $35 for off-balance sheet credit exposures and $0, $(250), $(100) and $100 for commercial paper were recorded during the six months ended December 31, 2023, and years ended June 30, 2023, 2022 and 2021, respectively. For the year ended June 30, 2023, $4,921 and $369 of the provision for credit losses were recognized to establish ACLs on Quantum's loan portfolio and off-balance-sheet credit exposure, respectively.

	Six Months Ended December 31, 2023
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$20,690	$15,216	$9,284	$2,003	$47,193
Provision (benefit) for credit losses	(82)	6,627	(80)	435	6,900
Charge-offs	(290)	(5,159)	(32)	(579)	(6,060)
Recoveries	5	342	112	149	608
Net (charge-offs) recoveries	(285)	(4,817)	80	(430)	(5,452)
Balance at end of period	$20,323	$17,026	$9,284	$2,008	$48,641

	Year Ended June 30, 2023
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$13,414	$12,036	$7,611	$1,629	$34,690
Provision for credit losses	6,981	6,397	1,393	618	15,389
Initial ACL on PCD loans	292	72	5	—	369
Charge-offs	—	(3,796)	(192)	(517)	(4,505)
Recoveries	3	507	467	273	1,250
Net (charge-offs) recoveries	3	(3,289)	275	(244)	(3,255)
Balance at end of period	$20,690	$15,216	$9,284	$2,003	$47,193

	Year Ended June 30, 2022
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$15,084	$9,663	$8,185	$2,536	$35,468
Provision (benefit) for credit losses	(2,273)	3,110	(1,423)	(886)	(1,472)
Charge-offs	(485)	(1,728)	(116)	(183)	(2,512)
Recoveries	1,088	991	965	162	3,206
Net (charge-offs) recoveries	603	(737)	849	(21)	694
Balance at end of period	$13,414	$12,036	$7,611	$1,629	$34,690

	Year Ended June 30, 2021
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$15,413	$5,703	$5,685	$1,271	$28,072
Impact of adoption ASU 2016-13	833	3,240	8,687	2,049	14,809
Benefit for credit losses	(311)	(446)	(6,308)	(205)	(7,270)
Charge-offs	(1,000)	(977)	(611)	(945)	(3,533)
Recoveries	149	2,143	732	366	3,390
Net (charge-offs) recoveries	(851)	1,166	121	(579)	(143)
Balance at end of period	$15,084	$9,663	$8,185	$2,536	$35,468

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

	Type and Extent of Collateral Securing CDAs				Non-CDAs
December 31, 2023	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$305,269	$305,269
Commercial real estate - owner occupied	—	—	1,821	—	534,724	536,545
Commercial real estate - non-owner occupied	—	—	4,310	—	871,384	875,694
Multifamily	—	—	—	—	88,623	88,623
Total commercial real estate	—	—	6,131	—	1,800,000	1,806,131
Commercial
Commercial and industrial	—	—	—	1,322	235,933	237,255
Equipment finance	—	—	—	1,304	464,269	465,573
Municipal leases	—	—	—	—	150,292	150,292
Total commercial	—	—	—	2,626	850,494	853,120
Residential real estate
Construction and land development	—	—	—	—	96,646	96,646
One-to-four family	—	—	—	—	584,405	584,405
HELOCs	510	—	—	—	185,368	185,878
Total residential real estate	510	—	—	—	866,419	866,929
Consumer	—	—	—	—	113,842	113,842
Total	$510	$—	$6,131	$2,626	$3,630,755	$3,640,022
Total collateral value	$733	$—	$5,627	$686

	Type and Extent of Collateral Securing CDAs				Non-CDAs
June 30, 2023	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$356,674	$356,674
Commercial real estate - owner occupied	—	—	1,045	—	528,676	529,721
Commercial real estate - non-owner occupied	—	—	3,018	—	898,667	901,685
Multifamily	—	—	—	—	81,827	81,827
Total commercial real estate	—	—	4,063	—	1,865,844	1,869,907
Commercial
Commercial and industrial	—	—	—	811	244,617	245,428
Equipment finance	—	—	—	342	461,869	462,211
Municipal leases	—	—	—	—	142,212	142,212
Total commercial	—	—	—	1,153	848,698	849,851
Residential real estate
Construction and land development	—	—	—	—	110,074	110,074
One-to-four family	752	—	—	—	528,951	529,703
HELOCs	—	—	—	—	187,193	187,193
Total residential real estate	752	—	—	—	826,218	826,970
Consumer	—	—	—	—	112,095	112,095
Total	$752	$—	$4,063	$1,153	$3,652,855	$3,658,823
Total collateral value	$1,435	$—	$9,202	$—

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Type and Extent of Collateral Securing CDAs				Non-CDAs
June 30, 2022	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$291,202	$291,202
Commercial real estate - owner occupied	—	—	—	—	335,658	335,658
Commercial real estate - non-owner occupied	—	—	—	—	662,159	662,159
Multifamily	—	—	—	—	81,086	81,086
Total commercial real estate	—	—	—	—	1,370,105	1,370,105
Commercial
Commercial and industrial	—	—	—	2,594	190,719	193,313
Equipment finance	—	—	—	—	394,541	394,541
Municipal leases	—	—	—	—	129,766	129,766
Total commercial	—	—	—	2,594	715,026	717,620
Residential real estate
Construction and land development	—	—	—	—	81,847	81,847
One-to-four family	1,318	—	—	—	352,885	354,203
HELOCs	—	—	—	—	160,137	160,137
Total residential real estate	1,318	—	—	—	594,869	596,187
Consumer	—	—	—	—	85,383	85,383
Total	$1,318	$—	$—	$2,594	$2,765,383	$2,769,295
Total collateral value	$2,443	$—	$—	$69
Modifications to Borrowers Experiencing Financial Difficulty
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
The following table presents the amortized cost basis of loans at December 31, 2023, that were both experiencing financial difficulty and modified during the six months ended December 31, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented.

	Six Months Ended December 31, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial loans
Commercial and industrial	$—	$—	$259	$—	$—	$—	—%
Residential real estate loans
One-to-four family	—	—	165	—	—	—	—
Total	$—	$—	$424	$—	$—	$—	—%
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the period indicated below:

	Six Months Ended December 31, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial loans
Commercial and industrial	$—	—%	10.0
Residential real estate loans
One-to-four family	—	—	7.0
Total	$—	—%	8.8
There were no loans that had a payment default during the six months months ended December 31, 2023 that had previously been modified within the same period.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Off-Balance Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At December 31, 2023, June 30, 2023 and June 30, 2022, the ACL on off-balance sheet credit exposures included in other liabilities was $2,587, $3,557 and $3,304, respectively.
7. Premises and Equipment
Premises and equipment as of the dates indicated consist of the following:

	December 31, 2023	June 30, 2023	June 30, 2022
Land	$25,818	$26,496	$24,332
Office buildings	75,278	75,357	68,385
Furniture, fixtures and equipment	19,738	19,899	16,550
Total	120,834	121,752	109,267
Less: accumulated depreciation	(49,897)	(48,581)	(40,173)
Premises and equipment, net	$70,937	$73,171	$69,094
Depreciation expense associated with premises and equipment was $1,968 for the six months ended December 31, 2023 and $4,152, $3,986 and $3,634 for the years ended June 30, 2023, 2022 and 2021, respectively.
8. Goodwill and Core Deposit Intangibles
The carrying amount of the Company's goodwill was $34,111 at both December 31, 2023 and June 30, 2023, and $25,638 as of June 30, 2022. The increase from June 30, 2022 to June 30, 2023 was a result of the $8,473 in goodwill associated with the Company's merger with Quantum, computed as shown in "Note 3 – Merger with Quantum". The Company also recorded $12,210 of core deposit intangibles associated with the merger with Quantum, to be amortized over the next 10 years on an accelerated basis. Amortization expense related to core deposit intangibles was $1,719 for the six months ended December 31, 2023 and $1,525, $250 and $735 for the years ended June 30, 2023, 2022 and 2021, respectively. As of December 31, 2023, the estimated amortization expense is as follows:

2024	$2,464
2025	1,747
2026	1,281
2027	948
2028	710
Thereafter	1,909
Total	$9,059
9. Deposits
Deposit accounts at the dates indicated consist of the following:

	December 31, 2023	June 30, 2023	June 30, 2022
Noninterest-bearing accounts	$784,950	$825,481	$745,746
NOW accounts	591,270	611,105	654,981
Money market accounts	1,246,807	1,241,840	969,661
Savings accounts	194,486	212,220	238,197
Certificates of deposit	843,860	710,522	491,176
Total	$3,661,373	$3,601,168	$3,099,761
As a result of the Company's merger with Quantum on February 12, 2023, $570,602 in deposits were assumed, net of purchase accounting adjustments. Deposits received from executive officers, directors and their associates totaled approximately $1,555, $5,130 and $1,012 at December 31, 2023, June 30, 2023 and June 30, 2022, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

As of December 31, 2023, scheduled maturities of certificates of deposit were as follows:

2024	$812,987
2025	19,362
2026	5,916
2027	4,058
2028	1,537
Thereafter	—
Total	$843,860
Certificates of deposit with balances of $250 or greater totaled $118,035, $120,666 and $156,558 at December 31, 2023, June 30, 2023 and June 30, 2022, respectively. Generally, deposit amounts in excess of $250 are not federally insured.
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
The trust preferred securities accrue and pay quarterly distributions at a floating rate of 3-month Term SOFR plus 2.20%, which was 7.53% at December 31, 2023. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent the Trust has insufficient funds with which to make the distributions and other payments. The net combined effect of all documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.
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
Other Borrowings
Borrowings, other than junior subordinated debt, consist of the following at the dates indicated:

	December 31, 2023		June 30, 2023		June 30, 2022
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances (short-term)	$105,000	5.44%	$180,000	5.19%	$—	—%
FRB advances (short-term)	310,000	5.50	257,000	5.25	—	—
Revolving lines of credit	18,763	9.00	20,263	8.75	—	—
Total other borrowings	$433,763	5.64%	$457,263	5.38%	$—	—%
All qualifying one-to-four family loans, HELOCs, commercial real estate loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction, indirect auto and municipal leases are pledged as collateral to secure outstanding FRB advances. At December 31, 2023, June 30, 2023 and June 30, 2022, the Company had the ability to borrow $72,766, $22,673 and $277,561, respectively, through FHLB advances and $55,254, $91,316 and $68,230, respectively, through the unused portion of a line of credit with the FRB. During the year ended June 30, 2021, the Company paid $22,690 in prepayment penalties on FHLB advances. No such penalties were incurred during the six months ended December 31, 2023 or years ended June 30, 2023 and June 30, 2022.
At December 31, 2023, June 30, 2023 and June 30, 2022, the Company maintained revolving lines of credit with three unaffiliated banks, the unused portion of which totaled $146,237, $144,737 and $120,000, respectively. At December 31, 2023, HomeTrust had drawn $18,763 on a $40,000 revolving line of credit which bears interest at The Wall Street Journal prime rate plus 50 basis points, maturing on January 28, 2025, although the term may be extended for an additional year if no events of default have occurred.
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

	December 31, 2023	June 30, 2023	June 30, 2022
Supplemental balance sheet information
ROU assets	$9,259	$9,674	$5,846
Lease liabilities	$10,975	$10,790	$6,641
Weighted-average remaining lease terms (years)	8.8	9.2	10.8
Weighted-average discount rate	3.41%	3.32%	2.90%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at December 31, 2023:

2024	$1,859
2025	1,710
2026	1,701
2027	1,724
2028	1,532
Thereafter	4,343
Total undiscounted minimum lease payments	12,869
Less: amount representing interest	(1,894)
Total lease liability	$10,975
The following table presents components of operating lease expense for the periods indicated:

	Six Months Ended December 31, 2023	Year Ended June 30,
		2023	2022
Operating lease cost (included in occupancy expense, net)	$880	$1,515	$1,559
Variable lease cost (included in occupancy expense, net)	3	228	9
Sublease income (included in other noninterest income)	(85)	(169)	(189)
Total operating lease expense, net	$798	$1,574	$1,379
As Lessee - Finance Lease
During the fiscal year ended June 30, 2023, the Company purchased the property associated with the finance lease reported historically. The Company purchased the property for $1,249, terminating the existing land lease. Prior to the purchase, for the fiscal years ended June 30, 2023 and June 30, 2022, interest expense on the lease liability totaled $60 and $93, respectively.
Supplemental lease cash flow information for the periods indicated:

	Six Months Ended December 31, 2023	Year Ended June 30,
		2023	2022
ROU assets - noncash additions (operating leases)	$864	$5,179	$1,186
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	713	1,245	1,438
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	—	89	134
As Lessor - General
The Company leases equipment to commercial end users under operating and finance lease arrangements. The Company's equipment finance leases consist mainly of construction, transportation, healthcare and manufacturing equipment. Many of its operating and finance leases offer the lessee the option to purchase the equipment at fair value or for a fixed purchase option, and most of the leases that do not have a purchase option include renewal provisions resulting in some leases continuing beyond initial contractual terms. The Company's leases do not include early termination options, and continued rent payments are due if leased equipment is not returned at the end of the lease.
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to seven years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $30,121, $21,749 and $20,075 with a residual value of $14,958, $13,267 and $12,874 as of December 31, 2023, June 30, 2023 and June 30, 2022, respectively.
The following table presents total equipment finance operating lease income and depreciation expense for the periods indicated:

	Six Months Ended December 31, 2023	Year Ended June 30,
		2023	2022
Operating lease income	$3,377	$5,471	$6,392
Depreciation expense	2,876	4,873	5,362

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following schedule summarizes aggregate future minimum lease payments to be received at December 31, 2023:

2024	$6,883
2025	5,272
2026	3,375
2027	1,188
2028	984
Thereafter	1,784
Total of future minimum payments	$19,486
As Lessor - Finance Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loans segment of the loan portfolio. For the six months ended December 31, 2023 and years ended June 30, 2023 and June 30, 2022, interest income on equipment finance leases totaled $2,019, $3,390 and $3,057, respectively.
The lease receivable component of finance lease net investment included within equipment finance class of financing receivables was $70,150, $70,605 and $62,188 at December 31, 2023, June 30, 2023 and June 30, 2022, respectively.
The following schedule summarizes, as of December 31, 2023, aggregate future minimum finance lease payments to be received:

2024	$24,434
2025	19,724
2026	15,515
2027	10,930
2028	4,541
Thereafter	4,015
Total undiscounted minimum payments	79,159
Less: amount representing interest	(9,009)
Total lease receivable	$70,150
12. Income Taxes
Income tax expense as of the dates indicated consisted of:

	Six Months Ended December 31, 2023	Year Ended June 30,
		2023	2022	2021
Current
Federal	$7,910	$11,119	$2,411	$(340)
State	1,114	1,874	730	188
Total current expense (benefit)	9,024	12,993	3,141	(152)
Deferred
Federal	(1,450)	(377)	5,992	3,374
State	(188)	(56)	592	199
Total deferred expense (benefit)	(1,638)	(433)	6,584	3,573
Total income tax expense	$7,386	$12,560	$9,725	$3,421
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences for the periods indicated:

	Six Months Ended December 31, 2023		Year Ended June 30,
			2023		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Tax at federal income tax rate	$7,494	21%	$12,004	21%	$9,529	21%	$4,010	21%
Increase (decrease) resulting from
Tax exempt income	(734)	(2)	(830)	(1)	(844)	(2)	(911)	(5)
State tax, net of federal benefit	693	2	1,417	2	818	2	306	2
Other	(67)	—	(31)	—	222	—	16	—
Total	$7,386	21%	$12,560	22%	$9,725	21%	$3,421	18%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2023, June 30, 2023 and June 30, 2022 are presented below:

	December 31, 2023	June 30, 2023	June 30, 2022
Deferred tax assets
Allowance for credit losses	$11,994	$11,822	$8,796
Deferred compensation and post-retirement benefits	7,963	8,214	8,407
Net operating loss carryforward	2,259	2,806	3,353
Discount from business combinations	1,096	974	1,228
Unrealized loss on debt securities held for sale	463	1,225	718
Share-based compensation expense	1,576	1,514	1,860
Operating lease liability	2,570	2,513	1,525
Other	1,344	1,489	1,188
Total deferred tax assets	29,265	30,557	27,075
Deferred tax liabilities
Depreciable basis of fixed assets and operating lease equipment	(12,017)	(9,992)	(7,874)
Deferred loan costs	(617)	(668)	(774)
FHLB stock, book basis in excess of tax	(91)	(90)	(89)
BOLI available for redemption	(1,257)	(5,163)	(4,679)
Operating lease ROU asset	(2,168)	(2,253)	(1,343)
Other	(1,319)	(1,479)	(829)
Total deferred tax liabilities	(17,469)	(19,645)	(15,588)
Net deferred tax assets	$11,796	$10,912	$11,487
The Company had federal NOL carry forwards of $10,446, $13,207 and $15,967 as of December 31, 2023, June 30, 2023 and June 30, 2022, respectively, with a recorded tax benefit of $2,259, $2,806 and $3,353 included in deferred tax assets. The majority of these NOLs will expire for federal tax purposes from 2031 through 2036, if not previously used.
Retained earnings at December 31, 2023, June 30, 2023 and June 30, 2022 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2020.
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
The Company’s expense for 401(k) contributions to this plan was $556, $987, $911 and $914 for the six months ended December 31, 2023 and years ended June 30, 2023, 2022 and 2021, respectively. The Company's expense related to the ESOP for the six months ended December 31, 2023 and years ended June 30, 2023, 2022 and 2021 was $640, $1,279, $1,502 and $1,125, respectively.
Shares held by the ESOP at the dates indicated include the following:

	December 31, 2023	June 30, 2023	June 30, 2022
Unallocated ESOP shares	449,650	476,100	529,000
Allocated ESOP shares	555,450	555,450	502,550
ESOP shares committed to be released	52,900	26,450	26,450
Total ESOP shares	1,058,000	1,058,000	1,058,000
Fair value of unallocated ESOP shares	$12,105	$9,946	$14,759
Post-retirement health care benefits are provided to certain key current and former officers under the Company’s Executive Medical Care Plan (“EMCP”). The EMCP is unfunded and is not qualified under the IRC. Plan expense for the six months ended December 31, 2023 and years ended June 30, 2023, 2022 and 2021 was $6, $50, $219 and $263, respectively. Total accrued expenses related to this plan included in other liabilities were $5,335, $5,425 and $5,533 as of December 31, 2023, June 30, 2023 and June 30, 2022, respectively.
14. Deferred Compensation Agreements
The Company’s Director Emeritus Plans (“Plans”) provide certain benefits to Emeritus Directors for providing current advisory services to the Company. The Plans are unfunded and are not qualified under the IRC. Plan benefits vary by participant and are payable to a designated

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

beneficiary in the event of death. The Company records an expense based on the present value of expected future benefits. Plan expenses for the six months ended December 31, 2023 and years ended June 30, 2023, 2022 and 2021 were $154, $305, $313 and $392, respectively. Total accrued expenses related to these plans included in other liabilities were $6,127, $6,881 and $7,224 as of December 31, 2023, June 30, 2023 and June 30, 2022, respectively.
Long term deferred compensation and supplemental retirement plans are provided to certain key current and former officers. These plans are unfunded and are not qualified under the IRC. The benefits vary by participant and are payable to a designated beneficiary in the event of death. Plan expenses for the six months ended December 31, 2023 and years ended June 30, 2023, 2022 and 2021 were $355, $581, $616 and $653, respectively. Total accrued expenses related to these plans included in other liabilities were $16,922, $16,749 and $17,048 as of December 31, 2023, June 30, 2023 and June 30, 2022, respectively.
In addition, the Company has a deferred compensation plan provided to certain current and former officers and directors. The plan allows the participants to defer any of their annual compensation, including bonus payments, up to the maximum allowed for each participant. The plan is unfunded and is not qualified under the IRC. Plan expenses for the six months ended December 31, 2023 and years ended June 30, 2023, 2022 and 2021 were $118, $208, $150 and $164, respectively. The total deferred compensation plan payable included in other liabilities was $4,244, $4,299 and $4,435 as of December 31, 2023, June 30, 2023 and June 30, 2022, respectively.
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
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the dates indicated below:

	Six Months Ended December 31, 2023	Year Ended June 30,
		2023	2022	2021
Share-based compensation expense	$755	$1,854	$2,152	$2,102
Tax benefit	177	436	508	494
The table below presents stock option activity and related information for the periods indicated below:

	Options	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2021	1,319,456	$19.07	3.9	$11,657
Granted	47,850	30.90
Exercised	(413,636)	14.70
Forfeited	(24,800)	23.96
Options outstanding at June 30, 2022	928,870	$21.49	4.1	$4,036
Exercisable at June 30, 2022	756,720	$20.24	3.3	$3,971
Non-vested at June 30, 2022	172,150	$26.96	7.5	$65

Options outstanding at June 30, 2022	928,870	$21.49	4.1	$4,036
Granted	5,000	24.07
Exercised	(352,096)	14.59
Forfeited	(12,550)	25.47
Options outstanding at June 30, 2023	569,224	$25.69	5.1	$141
Exercisable at June 30, 2023	493,264	$25.40	4.6	$141
Non-vested at June 30, 2023	75,960	$27.56	7.9	$—

Options outstanding at June 30, 2023	569,224	$25.69	5.1	$141
Exercised	(9,500)	15.96
Forfeited	(25,374)	26.00
Options outstanding at December 31, 2023	534,350	$25.85	4.6	$776
Exercisable at December 31, 2023	459,390	$25.56	4.2	$680
Non-vested at December 31, 2023	74,960	$27.58	7.4	$95

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Assumptions used in estimating the fair value of options granted during the years ended June 30, 2023 and June 30, 2022 are detailed below. There were no options granted during the six months ended December 31, 2023.

	Year Ended June 30,
	2023	2022
Weighted-average volatility	27.79%	28.01%
Expected dividend yield	1.62%	1.13%
Risk-free interest rate	3.11%	2.02%
Expected life (years)	6.5	6.5
Weighted-average fair value of options granted	$6.77	$8.60
At December 31, 2023, the Company had $382 of unrecognized compensation expense related to 74,960 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.2 years at December 31, 2023. At June 30, 2023, the Company had $478 of unrecognized compensation expense related to 75,960 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.6 years at June 30, 2023. At June 30, 2022, the Company had $954 of unrecognized compensation expense related to 172,150 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.6 years at June 30, 2022.
The table below presents restricted stock award activity and related information:

	Restricted Stock Awards(1)	Performance-Based Restricted Stock Units(2)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at June 30, 2021	120,795	30,780	$25.06	$4,229
Granted	42,123	9,556	31.18	—
Vested	(46,626)	(7,118)	25.22	—
Forfeited	(13,600)	—	25.27	—
Non-vested at June 30, 2022	102,692	33,218	$27.40	$2,345
Granted	57,839	21,005	27.24	—
Vested	(41,590)	(13,861)	27.38	—
Forfeited	(10,090)	(3,032)	27.32	—
Non-vested at June 30, 2023	108,851	37,330	$27.32	$3,054
Granted	1,000	6,165	22.91	—
Vested	(1,148)	(18,494)	23.18	—
Forfeited	(2,560)	—	27.53	—
Non-vested at December 31, 2023	106,143	25,001	$27.70	$3,530
(1)Restricted stock awards are scheduled to vest over 1.0 year for director awards and 5.0 years for employee awards.
(2)Performance-based restricted stock units are scheduled to vest over 3.0 years assuming the applicable financial goals are met.
At December 31, 2023, unrecognized compensation expense was $2,389 related to 131,144 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.4 years at December 31, 2023. At June 30, 2023, unrecognized compensation expense was $3,154 related to 146,181 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.8 years at June 30, 2023. At June 30, 2022, unrecognized compensation expense was $2,771 related to 135,910 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.6 years at June 30, 2022.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

16. Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Six Months Ended December 31, 2023	Year Ended June 30,
		2023	2022	2021
Numerator
Net income	$28,297	$44,604	$35,653	$15,675
Allocation of earnings to participating securities	(219)	(411)	(310)	(145)
Numerator for basic EPS - net income available to common stockholders	$28,078	$44,193	$35,343	$15,530
Dilutive effect of participating securities	—	—	—	4
Numerator for diluted EPS	$28,078	$44,193	$35,343	$15,534
Denominator
Weighted-average common shares outstanding - basic	16,806,273	15,698,618	15,516,173	16,078,066
Dilutive effect of assumed exercise of stock options	7,903	82,888	294,236	417,049
Weighted-average common shares outstanding - diluted	16,814,176	15,781,506	15,810,409	16,495,115
Net income per share - basic	$1.67	$2.82	$2.27	$0.96
Net income per share - diluted	$1.67	$2.80	$2.23	$0.94
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 512,150, 537,524 and 96,350 stock options that were anti-dilutive as of December 31, 2023, June 30, 2023 and June 30, 2022, respectively.
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
The table below presents details of loan commitments outstanding as of the dates indicated:

	December 31, 2023	June 30, 2023	June 30, 2022
Variable rate commitments	$42,826	$45,533	$23,159
Fixed rate commitments(1)	27,682	40,860	81,586
Total loan commitments	$70,508	$86,393	$104,745
Range of fixed interest rates	2.11% - 11.25%	1.74% - 11.00%	1.41% - 9.00%

Undisbursed portions of construction loans	$170,425	$220,818	$312,893
Pre-approved but unused lines of credit(2)	$690,566	$608,169	$485,239
(1)Fixed rate commitments had terms ranging from three to 30 years as of each date presented.
(2)Principally second mortgage home equity loans and overdraft protection loans.
The commitments presented in the above table represent the Company’s exposure to credit risk and, in the opinion of management, have no more than the normal lending risk that the Company commits to its borrowers.
The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments such as TBAs, mandatory delivery commitments with investors, or best efforts forward sale commitments with investors. The fair value of these interest rate lock commitments was not material at December 31, 2023, June 30, 2023 or June 30, 2022.
SBIC Commitments - As of both December 31, 2023 and June 30, 2023, the Company had committed $24,000 across eight SBIC investments with $7,984 remaining to be drawn, while as of June 30, 2022, the Company had committed $21,000 across seven SBIC investments with $7,893 remaining to be drawn. Although the remaining capital commitments may or may not be called in the future, under the terms of the associated limited partnership agreements, the Company's exposure will not extend beyond the amount of the original commitments.
Restrictions on Cash - In response to COVID-19, the FRB reduced the reserve requirements to zero on March 15, 2020. Prior to this change the Bank was required by regulation to maintain a varying cash reserve balance with the FRB.
Guarantees - Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of December 31, 2023, June 30, 2023 and June 30, 2022 were $50,897, $35,007 and $18,362, respectively. There was no liability recorded for these letters of credit at December 31, 2023, June 30, 2023 or June 30, 2022.

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
At December 31, 2023, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. Consistent with the Company's goals to operate a sound and profitable organization, its policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at December 31, 2023 under applicable regulatory requirements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
December 31, 2023
CET1 Capital (to risk-weighted assets)	$463,946	11.33%	$184,256	4.50%	$266,148	6.50%
Tier 1 Capital (to total adjusted assets)	473,966	10.84	174,910	4.00	218,638	5.00
Tier 1 Capital (to risk-weighted assets)	473,966	11.58	245,675	6.00	327,567	8.00
Total Risk-based Capital (to risk-weighted assets)	517,942	12.65	327,567	8.00	409,458	10.00

June 30, 2023
CET1 Capital (to risk-weighted assets)	$437,768	10.60%	$185,794	4.50%	$268,370	6.50%
Tier 1 Capital (to total adjusted assets)	447,738	10.39	172,328	4.00	215,411	5.00
Tier 1 Capital (to risk-weighted assets)	447,738	10.84	247,726	6.00	330,301	8.00
Total Risk-based Capital (to risk-weighted assets)	487,298	11.80	330,301	8.00	412,876	10.00

June 30, 2022
CET1 Capital (to risk-weighted assets)	$372,797	10.76%	$155,844	4.50%	$225,108	6.50%
Tier 1 Capital (to total adjusted assets)	372,797	10.50	142,028	4.00	177,535	5.00
Tier 1 Capital (to risk-weighted assets)	372,797	10.76	207,792	6.00	277,057	8.00
Total Risk-based Capital (to risk-weighted assets)	395,962	11.43	277,057	8.00	346,321	10.00

HomeTrust Bank
December 31, 2023
CET1 Capital (to risk-weighted assets)	$484,238	11.83%	$184,249	4.50%	$266,137	6.50%
Tier 1 Capital (to total adjusted assets)	484,238	11.08	174,849	4.00	218,562	5.00
Tier 1 Capital (to risk-weighted assets)	484,238	11.83	245,665	6.00	327,553	8.00
Total Risk-based Capital (to risk-weighted assets)	528,214	12.90	327,553	8.00	409,442	10.00

June 30, 2023
CET1 Capital (to risk-weighted assets)	$459,871	11.14%	$185,791	4.50%	$268,365	6.50%
Tier 1 Capital (to total adjusted assets)	459,871	10.68	172,221	4.00	215,277	5.00
Tier 1 Capital (to risk-weighted assets)	459,871	11.14	247,721	6.00	330,295	8.00
Total Risk-based Capital (to risk-weighted assets)	499,431	12.10	330,295	8.00	412,869	10.00

June 30, 2022
CET1 Capital (to risk-weighted assets)	$358,600	10.35%	$155,844	4.50%	$225,108	6.50%
Tier 1 Capital (to total adjusted assets)	358,600	10.11	141,814	4.00	177,267	5.00
Tier 1 Capital (to risk-weighted assets)	358,600	10.35	207,792	6.00	277,057	8.00
Total Risk-based Capital (to risk-weighted assets)	381,765	11.02	277,057	8.00	346,321	10.00
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
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of December 31, 2023, the Company's and Bank's risk-based capital exceeded the required capital contribution buffer.
Dividends paid by HomeTrust Bank are limited, without prior regulatory approval, to current year earnings and earnings less dividends paid during the preceding two years.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

19. Parent Company Only Condensed Financial Information
The following tables present parent company only condensed financial information:

Condensed Balance Sheets	December 31, 2023	June 30, 2023	June 30, 2022
Assets
Cash and cash equivalents	$1,219	$924	$6,852
Investment in bank subsidiary	520,185	493,289	374,648
ESOP loan receivable	5,094	5,630	6,154
Other assets	2,223	1,626	1,252
Total assets	$528,721	$501,469	$388,906
Liabilities and stockholders’ equity
Junior subordinated debt	$10,021	$9,971	$—
Revolving line of credit	18,763	20,263	—
Other liabilities	44	49	61
Stockholders’ equity	499,893	471,186	388,845
Total liabilities and stockholders’ equity	$528,721	$501,469	$388,906

	Six Months Ended December 31, 2023	Year Ended June 30,
Condensed Statements of Income		2023	2022	2021
Income
Interest income	$66	$137	$149	$158
Equity in undistributed bank subsidiary income	29,606	45,867	36,281	16,246
Total income	29,672	46,004	36,430	16,404
Expense
Interest expense - junior subordinated debt	475	327	—	—
Interest expense - revolving line of credit	901	663	—	—
Management fee expense	269	528	516	474
Other	131	270	261	255
Total expense	1,776	1,788	777	729
Income before income taxes	27,896	44,216	35,653	15,675
Income tax benefit	(401)	(388)	—	—
Net income	$28,297	$44,604	$35,653	$15,675

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Six Months Ended December 31, 2023	Year Ended June 30,
Condensed Statement of Cash Flows		2023	2022	2021
Operating activities
Net income	$28,297	$44,604	$35,653	$15,675
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of OREO	—	—	(3)	—
Increase in other assets	(597)	(348)	(11)	(435)
Equity in undistributed bank subsidiary income	(29,606)	(45,867)	(36,281)	(16,246)
ESOP compensation expense	640	1,279	1,502	1,125
Share-based compensation expense	755	1,854	2,152	2,102
Increase (decrease) in other liabilities	45	(256)	(37)	(61)
Net cash provided by (used in) operating activities	(466)	1,266	2,975	2,160
Investing activities
Increase in investment in bank subsidiary	(741)	(1,490)	(1,707)	(1,330)
Dividends from bank subsidiary	6,000	15,000	38,389	21,416
ESOP principal payments received	536	524	511	253
Proceeds from sale of OREO	—	—	146	—
Net cash paid in merger	—	(15,330)	—	—
Net cash provided by (used in) investing activities	5,795	(1,296)	37,339	20,339
Financing activities
Net increase (decrease) in revolving line of credit	(1,500)	20,263	—	—
Repayment of long-term debt	—	(24,728)	—	—
Common stock repurchased	—	—	(43,348)	(16,155)
Cash dividends paid	(3,547)	(6,229)	(5,452)	(5,018)
Retired stock	(139)	(344)	(345)	(204)
Exercised stock options	152	5,140	6,081	4,592
Net cash used in financing activities	(5,034)	(5,898)	(43,064)	(16,785)
Net increase (decrease) in cash and cash equivalents	295	(5,928)	(2,750)	5,714
Cash and cash equivalents at beginning of period	924	6,852	9,602	3,888
Cash and cash equivalents at end of period	$1,219	$924	$6,852	$9,602
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
Level 2:    Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$104,499	$—	$104,499	$—
Municipal bonds	3,409	—	3,409	—
Corporate bonds	19,042	—	19,042	—
Total debt securities available for sale	$126,950	$—	$126,950	$—

Loans held for sale	$3,359	$—	$3,359	$—

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
U.S government agencies	$14,714	$—	$14,714	$—
MBS, residential	107,414	—	107,414	—
Municipal bonds	3,388	—	3,388	—
Corporate bonds	26,410	—	26,410	—
Total debt securities available for sale	$151,926	$—	$151,926	$—

Loans held for sale	$6,947	$—	$6,947	$—

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
U.S government agencies	$18,459	$—	$18,459	$—
MBS, residential	47,233	—	47,233	—
Municipal bonds	5,558	—	5,558	—
Corporate bonds	55,728	—	55,728	—
Total debt securities available for sale	$126,978	$—	$126,978	$—
Debt securities available for sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include MBS and debentures issued by GSEs, municipal bonds and corporate debt securities. The Company has no Level 3 securities.
Loans held for sale carried at fair value are valued at the individual loan level using quoted secondary market prices.
There were no transfers between levels during the six months ended December 31, 2023 or the years ended June 30, 2023 and June 30, 2022.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate - owner occupied	$438	$—	$—	$438
Commercial loans
Commercial and industrial	108	—	—	108
Equipment finance	578	—	—	578
Total	$1,124	$—	$—	$1,124

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate - owner occupied	$364	$—	$—	$364
Commercial loans
Commercial and industrial	167	—	—	167
Total	$531	$—	$—	$531

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial loans
Commercial and industrial	$415	$—	$—	$415
A loan is considered to be collateral dependent when, based on current information and events, the Company expects repayment of the financial assets to be provided substantially through the operation or sale of the collateral and the Company has determined that the borrower is experiencing financial difficulty as of the measurement date. For real estate loans, the fair value of the loan's collateral is determined by a third-party appraisal, which is then adjusted for the estimated selling and closing costs related to liquidation of the collateral (typically ranging from 8% to 12% of the appraised value). For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. Additional discounts of 5% to 15% may be applied depending on the age of the appraisals. The unobservable inputs may vary depending on the age of the appraisals. The unobservable inputs may vary depending on the individual asset with no one of the three methods being the predominant approach. For non-real estate loans, the fair value of the loan's collateral may be determined using an appraisal, net book value per the borrower's financial statements or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation and management's expertise and knowledge of the customer and customer's business.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The stated carrying value and estimated fair value amounts of financial instruments as of December 31, 2023, June 30, 2023 and June 30, 2022, are summarized below:

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$347,140	347,140	$347,140	$—	$—
Certificates of deposit in other banks	34,722	34,722	—	34,722	—
Debt securities available for sale, at fair value	126,950	126,950	—	126,950	—
FHLB and FRB stock	18,393	N/A	N/A	N/A	N/A
SBIC investments, at cost	13,789	13,789	—	—	13,789
Loans held for sale, at fair value	3,359	3,359	3,359	—	—
Loans held for sale, at the lower of cost or fair value	198,433	200,869	—	—	200,869
Loans, net	3,591,381	3,472,491	—	—	3,472,491
Accrued interest receivable	16,902	16,902	107	656	16,139
Liabilities
Noninterest-bearing and NOW deposits	1,376,220	1,376,220	—	1,376,220	—
Money market accounts	1,246,807	1,246,807	—	1,246,807	—
Savings accounts	194,486	194,486	—	194,486	—
Certificates of deposit	843,860	839,501	—	839,501	—
Junior subordinated debt	10,021	9,767	—	9,767	—
Borrowings	433,763	433,747	—	433,747	—
Accrued interest payable	6,849	6,849	—	6,849	—

	June 30, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$303,497	$303,497	$303,497	$—	$—
Certificates of deposit in other banks	33,152	33,152	—	33,152	—
Debt securities available for sale, at fair value	151,926	151,926	—	151,926	—
FHLB and FRB stock	20,208	N/A	N/A	N/A	N/A
SBIC investments, at cost	14,927	14,927	—	—	14,927
Loans held for sale, at fair value	6,947	6,947	6,947	—	—
Loans held for sale, at the lower of cost or fair value	161,703	163,874	—	—	163,874
Loans, net	3,611,630	3,455,390	—	—	3,455,390
Accrued interest receivable	14,829	14,829	99	410	14,320
Liabilities
Noninterest-bearing and NOW deposits	1,436,586	1,436,586	—	1,436,586	—
Money market accounts	1,241,840	1,241,840	—	1,241,840	—
Savings accounts	212,220	212,220	—	212,220	—
Certificates of deposit	710,522	701,965	—	701,965	—
Junior subordinated debt	9,971	9,746	—	9,746	—
Borrowings	457,263	457,213	—	457,213	—
Accrued interest payable	3,537	3,537	—	3,537	—

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
The Company had off-balance sheet financial commitments, which include approximately $982,397, $950,387 and $921,239 of commitments to originate loans, undisbursed portions of construction loans, unused lines of credit and standing letters of credit at December 31, 2023, June 30, 2023 and June 30, 2022, respectively (see "Note 17 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2023 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, utilizing the framework established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023 was effective.
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
FORVIS, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Transition Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in Item 8 of this Form 10-KT. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2023.
Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Trading Plans: During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item will be contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders being held on May 20, 2024, and is incorporated herein by reference.
Item 11. Executive Compensation
The information called for by this Item will be contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders being held on May 20, 2024, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 20, 2024, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

The information concerning our equity incentive plan required by this item is set forth below.

	# of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	# of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	534,350	$25.85	865,644
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item will be contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders being held on May 20, 2024, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information called for by this Item will be contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders being held on May 20, 2024, and is incorporated herein by reference.
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
(a)(3) Exhibits: See Exhibit Index.
(b) Exhibits: The following exhibits are filed as part of this Form 10-KT and this list constitutes the Exhibit Index.

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

2.1	Agreement and Plan of Merger, dated as of September 20, 2016, by and between HomeTrust Bancshares, Inc. and TriSummit Bancorp, Inc.	(a)
2.2	Purchase and Assumption Agreement, dated as of June 9, 2014, between Bank of America, National Association and HomeTrust Bank	(b)
2.3	Agreement and Plan of Merger, dated as of January 22, 2014, by and between HomeTrust Bancshares, Inc. and Jefferson Bancshares, Inc.	(c)
2.4	Agreement and Plan of Merger, dated as of July 24, 2022, by and between HomeTrust Bancshares, Inc. and Quantum Capital Corp.	(r)
3.1	Charter of HomeTrust Bancshares, Inc.	(d)
3.2	Amended and Restated Bylaws of HomeTrust Bancshares, Inc.	(x)
4.1	Description of HomeTrust Bancshares, Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	4.1
10.1	HomeTrust Bancshares, Inc. Senior Leadership Incentive Plan (formerly known as Operating Committee Incentive Program)	10.1
10.2	Amended and Restated Employment and Transition Agreement between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(v)
10.3	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(s)
10.3B	Amendment No. 2 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.3C	Amendment No. 3 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(q)
10.3D	Amendment No. 4 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(e)
10.4	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony J. VunCannon	(g)
10.4A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony VunCannon	(v)
10.5	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(d)
10.6	Amendment No. 1 to SERP	(m)
10.7	Amendment No. 2 to SERP	(l)

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(d)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(d)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(d)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(d)
10.7E	SERP Joinder Agreement for Stan Allen	(d)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(d)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(d)
10.7H	SERP Joinder Agreement for William T. Flynt	(d)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(i)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(d)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(d)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(d)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(d)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(d)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(d)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(d)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(d)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(d)
10.9A	Amendment No. 1 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9B	Form of Joinder Agreement Under the HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9C	Amendment No. 2 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(u)
10.9D	Amendment No. 3 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(p)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(d)
10.10A	Amendment No. 1 to HomeTrust Bank 2005 Deferred Compensation Plan	(m)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(d)
10.11A	Amendment No. 1 to HomeTrust Bank Pre-2005 Deferred Compensation Plan	(m)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”)	(j)
10.12A	Form of Incentive Stock Option Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12B	Form of Non-Qualified Stock Option Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12C	Form of Stock Appreciation Right Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12D	Form of Restricted Stock Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12E	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.13	HomeTrust Bancshares, Inc. 2022 Omnibus Incentive Plan ("2022 Omnibus Incentive Plan")	(o)
10.13A	Form of Non-Qualified Stock Option Award Agreement under the Registrant’s 2022 Omnibus Incentive Plan	(w)
10.13B	Form of Restricted Stock Award Agreement for Employees under the Registrant’s 2022 Omnibus Incentive Plan	(w)
10.13C	Form of Restricted Stock Award Agreement for Directors under the Registrant’s 2022 Omnibus Incentive Plan	(w)
10.14	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(t)
10.14A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(v)
10.15	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(g)
10.15A	Amendment No. 1 to Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(v)
10.16	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and John Sprink	(x)
10.17	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(u)
10.17A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(v)
10.18	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Megan Pelletier	(v)
10.19	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Lora Jex	(y)

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

21.0	Subsidiaries of the Registrant	21.0
23.0	Consent of FORVIS, LLP	23.0
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
97	Policy Relating to Recovery of Erroneously Awarded Compensation	97
101	The following materials from HomeTrust Bancshares’ Transition Report on Form 10-KT for the six-month transition period ended December 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
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
(t)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-35593).
(u)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 001-35593).
(v)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (File No. 001-35593).
(w)Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 6, 2023.
(x)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (File No. 001-35593).
(y)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (File No. 001-35593).
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETRUST BANCSHARES, INC.

Date: March 12, 2024	By:	/s/ C. Hunter Westbrook
C. Hunter Westbrook
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Hunter Westbrook	President, Chief Executive Officer and Director	March 12, 2024
C. Hunter Westbrook	(Principal Executive Officer)

/s/ Tony J. VunCannon	Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer	March 12, 2024
Tony J. VunCannon	(Principal Financial and Accounting Officer)

/s/ Richard T. Williams	Chairman of the Board	March 12, 2024
Richard T. Williams

/s/ Robert E. James, Jr.	Director	March 12, 2024
Robert E. James, Jr.

/s/ Laura C. Kendall	Director	March 12, 2024
Laura C. Kendall

/s/ Craig C. Koontz	Director	March 12, 2024
Craig C. Koontz

/s/ Rebekah M. Lowe	Director	March 12, 2024
Rebekah M. Lowe

/s/ F.K. McFarland, III	Director	March 12, 2024
F.K. McFarland, III

/s/ Narasimhulu Neelagaru	Director	March 12, 2024
Narasimhulu Neelagaru

/s/ John A. Switzer	Director	March 12, 2024
John A. Switzer