Form 10-Q
period 2024-03-31
HomeTrust Bancshares, Inc.
filed 2024-05-08
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 17,444,787 shares of common stock, par value of $0.01 per share, issued and outstanding as of May 3, 2024.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

Glossary of Defined Terms
The following terms may be used throughout this Form 10-Q, including the Notes to Consolidated Financial Statements in Item 1 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q.

Term	Definition
ACL	Allowance for Credit Losses
AFS	Available-For-Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOLI	Bank Owned Life Insurance
CD	Certificate of Deposit
CDA	Collateral Dependent Asset
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
COVID-19	Coronavirus Disease 2019
DCF	Discounted Cash Flows
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ECL	Expected Credit Losses
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB or FHLB of Atlanta	Federal Home Loan Bank
FRB	Federal Reserve Bank of Richmond
GSE	Government-Sponsored Enterprises
HELOC	Home Equity Line of Credit
IRLC	Interest Rate Lock Commitments
MBS	Mortgage-Backed Security
NCCOB	North Carolina Office of the Commissioner of Banks
OREO	Other Real Estate Owned
PCD	Purchased Financial Assets with Credit Deterioration
Quantum	Quantum Capital Corp. and its wholly owned subsidiary, Quantum National Bank
ROA	Return on Assets
ROE	Return on Equity
ROU	Right of Use
RSU	Restricted Stock Unit
SBA	U.S. Small Business Administration
SBIC	Small Business Investment Companies
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TBA	To-be-announced
US GAAP	Generally Accepted Accounting Principles in the United States

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	March 31, 2024	December 31, 2023
Assets
Cash	$16,134	$18,307
Interest-bearing deposits	364,359	328,833
Cash and cash equivalents	380,493	347,140
Certificates of deposit in other banks	33,625	34,722
Debt securities available for sale, at fair value (amortized cost of $123,606 and $128,964 at March 31, 2024 and December 31, 2023, respectively)	120,807	126,950
FHLB and FRB stock	13,691	18,393
SBIC investments, at cost	14,568	13,789
Loans held for sale, at fair value	2,764	3,359
Loans held for sale, at the lower of cost or fair value	220,699	198,433
Loans, net of deferred loan fees and costs	3,648,152	3,640,022
Allowance for credit losses – loans	(47,502)	(48,641)
Loans, net	3,600,650	3,591,381
Premises and equipment, net	70,588	70,937
Accrued interest receivable	16,944	16,902
Deferred income taxes, net	11,222	11,796
BOLI	88,369	88,257
Goodwill	34,111	34,111
Core deposit intangibles, net	8,297	9,059
Other assets	67,183	107,404
Total assets	$4,684,011	$4,672,633
Liabilities and stockholders' equity
Liabilities
Deposits	$3,799,807	$3,661,373
Junior subordinated debt	10,045	10,021
Borrowings	291,513	433,763
Other liabilities	69,473	67,583
Total liabilities	4,170,838	4,172,740
Commitments and contingencies – See Note 12
Stockholders' equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,444,787 shares issued and outstanding at March 31, 2024; 17,387,069 at December 31, 2023	175	174
Additional paid in capital	172,919	172,366
Retained earnings	346,598	333,401
Unearned ESOP shares	(4,364)	(4,497)
Accumulated other comprehensive loss	(2,155)	(1,551)
Total stockholders' equity	513,173	499,893
Total liabilities and stockholders' equity	$4,684,011	$4,672,633
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Interest and dividend income
Loans	$59,952	$47,908
Debt securities available for sale	1,313	1,183
Other investments and interest-bearing deposits	2,090	1,575
Total interest and dividend income	63,355	50,666
Interest expense
Deposits	20,318	7,864
Junior subordinated debt	236	109
Borrowings	1,571	1,239
Total interest expense	22,125	9,212
Net interest income	41,230	41,454
Provision for credit losses	1,165	8,760
Net interest income after provision for credit losses	40,065	32,694
Noninterest income
Service charges and fees on deposit accounts	2,149	2,256
Loan income and fees	678	562
Gain on sale of loans held for sale	1,457	1,811
BOLI income	1,835	522
Operating lease income	1,859	1,505
Gain (loss) on sale of premises and equipment	(9)	900
Other	842	754
Total noninterest income	8,811	8,310
Noninterest expense
Salaries and employee benefits	16,976	16,246
Occupancy expense, net	2,437	2,467
Computer services	3,088	2,911
Telephone, postage and supplies	585	613
Marketing and advertising	645	372
Deposit insurance premiums	554	612
Core deposit intangible amortization	762	606
Merger-related expenses	—	4,741
Other	4,817	4,265
Total noninterest expense	29,864	32,833
Income before income taxes	19,012	8,171
Income tax expense	3,945	1,437
Net income	$15,067	$6,734
Per share data
Net income per common share
Basic	$0.88	$0.40
Diluted	$0.88	$0.40
Average shares outstanding
Basic	16,859,738	16,021,994
Diluted	16,872,840	16,077,116
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Net income	$15,067	$6,734
Other comprehensive income (loss)
Unrealized holding gains (losses) on debt securities available for sale
Gains (losses) arising during the period	(785)	908
Deferred income tax benefit (expense)	181	(209)
Total other comprehensive income (loss)	(604)	699
Comprehensive income	$14,463	$7,433
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended March 31, 2024
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	17,387,069	$174	$172,366	$333,401	$(4,497)	$(1,551)	$499,893
Net income	—	—	—	15,067	—	—	15,067
Cash dividends declared on common stock, $0.11/common share	—	—	—	(1,870)	—	—	(1,870)
Retired stock	(8,762)	—	(233)	—	—	—	(233)
Granted restricted stock	56,480	—	—	—	—	—	—
Exercised stock options	10,000	1	158	—	—	—	159
Share-based compensation expense	—	—	413	—	—	—	413
ESOP compensation expense	—	—	215	—	133	—	348
Other comprehensive loss	—	—	—	—	—	(604)	(604)
Balance at March 31, 2024	17,444,787	$175	$172,919	$346,598	$(4,364)	$(2,155)	$513,173

	(Unaudited)
	Three Months Ended March 31, 2023
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	15,673,595	$157	$128,486	$290,271	$(5,026)	$(3,733)	$410,155
Net income	—	—	—	6,734	—	—	6,734
Cash dividends declared on common stock, $0.10/common share	—	—	—	(1,680)	—	—	(1,680)
Retired stock	(9,066)	—	(249)	—	—	—	(249)
Granted restricted stock	53,339	—	—	—	—	—	—
Stock issued for Quantum acquisition	1,374,646	14	37,720	—	—	—	37,734
Exercised stock options	277,549	3	4,063	—	—	—	4,066
Share-based compensation expense	—	—	434	—	—	—	434
ESOP compensation expense	—	—	216	—	133	—	349
Other comprehensive income	—	—	—	—	—	699	699
Balance at March 31, 2023	17,370,063	$174	$170,670	$295,325	$(4,893)	$(3,034)	$458,242
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$15,067	$6,734
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	1,165	8,760
Depreciation and amortization of premises and equipment and equipment for operating leases	2,578	2,309
Deferred income tax expense (benefit)	755	(1,124)
Net accretion of purchase accounting adjustments on loans	(715)	(352)
Net amortization and accretion	1,841	1,746
SBIC investments income	(254)	(525)
Loss (gain) on sale of premises and equipment	9	(900)
Loss on sale or writedown of REO	—	78
Loss (gain) incurred at the end of operating leases - lessor	145	(17)
BOLI income	(1,835)	(522)
Gain on sale of loans held for sale	(1,457)	(1,811)
Origination of loans held for sale	(63,087)	(80,293)
Proceeds from sales of loans held for sale	37,790	62,253
New deferred loan origination costs, net	(374)	(184)
(Increase) decrease in accrued interest receivable and other assets	(3,281)	727
Share-based compensation expense	413	434
ESOP compensation expense	348	349
Increase (decrease) in other liabilities	1,858	(1,667)
Net cash used in operating activities	(9,034)	(4,005)
Investing activities
Purchase of debt securities available for sale	(12,034)	(7,938)
Proceeds from maturities, calls and paydowns of debt securities available for sale	17,666	12,832
Purchases of CDs in other banks	(1,988)	(6,221)
Proceeds from maturities of CDs in other banks	3,085	2,490
Net (purchases) redemptions of FHLB and FRB stock	4,702	(4,339)
Net capital contributions in SBIC investments, at cost	(525)	(681)
Net increase in loans	(5,299)	(97,332)
Purchase of BOLI	(11)	(29)
Collection of receivable representing proceeds from redemption of BOLI policies	41,319	—
Purchase of equipment for operating leases	(3,401)	(419)
Proceeds from sale of equipment for operating leases - lessor	5,204	—
Purchase of premises and equipment	(571)	(2,083)
Proceeds from sale of premises and equipment and assets held for sale	—	1,854
Net cash received in merger	—	30,601
Net cash provided by (used in) investing activities	48,147	(71,265)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Financing activities
Net increase in deposits	138,434	56,977
Net increase (decrease) in revolving line of credit	(3,250)	20,263
Net increase (decrease) in short-term borrowings	(139,000)	170,000
Repayment of long-term borrowings	—	(24,728)
Cash dividends paid	(1,870)	(1,680)
Retired stock	(233)	(249)
Exercised stock options	159	4,066
Net cash provided by (used in) financing activities	(5,760)	224,649
Net increase in cash and cash equivalents	33,353	149,379
Cash and cash equivalents at beginning of period	347,140	165,034
Cash and cash equivalents at end of period	$380,493	$314,413

Supplemental disclosures
Cash paid during the period for
Interest	$20,221	$7,866
Income taxes	50	4,755
Noncash transactions
Unrealized gain (loss) in value of debt securities available for sale, net of income taxes	$(604)	$699
Transfer of loans held for sale to loans held for investment	5,392	5,545
Establish receivable for death benefit proceeds from BOLI policies	1,734	—
ROU asset and lease liabilities for operating lease accounting	24	—
Business combinations
Fair value of assets acquired	$—	$664,840
Fair value of liabilities assumed	—	609,938
Net assets acquired	$—	$54,902
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-KT for the six-month transition period ended December 31, 2023 ("2023 Form 10-KT") filed with the SEC on March 12, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024, the period which will be covered on a Report on Form 10-K.
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified the determination of the provision and the ACL on loans as an accounting policy that, due to the judgments, estimates and assumptions inherent in the policy, is critical to an understanding of the Company's financial statements. This policy and the related judgments, estimates and assumptions are described in greater detail in the notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies and Estimates) in the 2023 Form 10-KT. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to this critical accounting policy, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company's financial condition and operating results in future periods.
Prior Period Disclosure Correction
Within "Note 6 – Loans and Allowance for Credit Losses on Loans", the tables disclosing our credit risk profile by origination year as of December 31, 2023, beginning on page 17 of this document, reflect the correction of an immaterial error in the prior period disclosure. The correction of the disclosure error redistributed $264,101 in loans from the "Revolving" columns to the "Term Loans By Origination Fiscal Year" columns. The error's only impact was to the identified disclosure and therefore had no effect on net income or stockholders' equity as previously reported.
2.    Recent Accounting Pronouncements
Adoption of New Accounting Standards
ASU 2023-02, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." This ASU permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The Company adopted this ASU on January 1, 2024, making an accounting policy election to apply the proportional amortization method on a tax credit program by tax credit program basis. The adoption did not result in a change in accounting for any of the Company's existing tax equity investments.
Newly Issued but Not Yet Effective Accounting Standards
ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." In November 2023, the FASB issued ASU 2023-07 which will require public entities to disclose information about their reportable segments' significant expenses on an interim and annual basis. Public entities will be required to disclose other segment items for each reportable segment and provide a description of its composition. Significant expense categories are derived from expenses that are regularly reported to an entity's chief operating decision-makers and included in segment-reported measures of profit or loss. The ASU will also require a public entity to disclose the title and position of the chief operating decision-maker and explain how the chief operating decision-maker uses the reported measures of profit or loss to assess segment performance. Lastly, ASU 2023-07 also requires interim disclosures of certain segment-related disclosures that previously were required only on an annual basis and clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements under Topic 280.
ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
December 15, 2024. The ASU requires entities to adopt the changes to the segment reporting guidance on a retrospective basis and early adoption is permitted. The Company will update its segment-related disclosures upon adoption of the ASU.
ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." In December 2023, the FASB issued ASU 2023-09 which requires entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The Company will update its income tax disclosures upon adoption of the ASU.
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
The following table provides a summary of the assets acquired, liabilities assumed, associated preliminary fair value adjustments and provisional period adjustments by the Company as of the merger date. As provided for under US GAAP, management had up to 12 months following the date of merger to finalize the fair value adjustments. Management has completed its evaluation and the values in the table below are considered final.

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
4.    Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$115,128	$945	$(2,892)	$113,181
Municipal bonds	3,478	—	(89)	3,389
Corporate bonds	5,000	—	(763)	4,237
Total	$123,606	$945	$(3,744)	$120,807

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$105,477	$1,194	$(2,172)	$104,499
Municipal bonds	3,487	—	(78)	3,409
Corporate bonds	20,000	—	(958)	19,042
Total	$128,964	$1,194	$(3,208)	$126,950
Debt securities available for sale by contractual maturity at March 31, 2024 and December 31, 2023 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	March 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$1,531	$1,514
Due after one year through five years	1,947	1,875
Due after five years through ten years	5,000	4,237
Due after ten years	—	—
MBS, residential	115,128	113,181
Total	$123,606	$120,807

	December 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$15,000	$14,848
Due after one year through five years	3,487	3,409
Due after five years through ten years	5,000	4,194
Due after ten years	—	—
MBS, residential	105,477	104,499
Total	$128,964	$126,950
The Company had no sales of debt securities available for sale and no gross realized gains or losses were recognized during the three months ended March 31, 2024 and 2023.
Debt securities available for sale with amortized costs totaling $57,692 and $43,846 and market values of $57,794 and $42,329 at March 31, 2024 and December 31, 2023, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The gross unrealized losses and the fair value for debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$46,099	$(799)	$47,559	$(2,093)	$93,658	$(2,892)
Municipal bonds	—	—	3,389	(89)	3,389	(89)
Corporate bonds	619	(131)	2,868	(632)	3,487	(763)
Total	$46,718	$(930)	$53,816	$(2,814)	$100,534	$(3,744)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$46,978	$(393)	$35,200	$(1,779)	$82,178	$(2,172)
Municipal bonds	—	—	3,409	(78)	3,409	(78)
Corporate bonds	618	(132)	17,674	(826)	18,292	(958)
Total	$47,596	$(525)	$56,283	$(2,683)	$103,879	$(3,208)
The total number of securities with unrealized losses at March 31, 2024 and December 31, 2023 were 186 and 187, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of March 31, 2024 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Accounting Policies" in our 2023 Form 10-KT for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring ECL on investment securities and does not record an ACL on accrued interest receivable. As of March 31, 2024 and December 31, 2023, accrued interest receivable for debt securities available for sale was $425 and $469, respectively.
5.    Loans Held For Sale
Loans held for sale, at the lower of cost or fair value, consist of the following as of the dates indicated:

	March 31, 2024	December 31, 2023
One-to-four family	$292	$—
SBA	19,902	30,650
HELOCs	200,505	167,783
Total loans held for sale, at the lower of cost or fair value	$220,699	$198,433
The carrying balance of loans held for sale, at fair value, was $2,764 and $3,359 at March 31, 2024 and December 31, 2023, respectively, while the amortized cost of these loans was $2,702 and $3,286 at the same dates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
6.    Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated(1):

	March 31, 2024	December 31, 2023
Commercial real estate loans
Construction and land development	$304,727	$305,269
Commercial real estate – owner occupied	532,547	536,545
Commercial real estate – non-owner occupied	881,143	875,694
Multifamily	89,692	88,623
Total commercial real estate loans	1,808,109	1,806,131
Commercial loans
Commercial and industrial	243,732	237,255
Equipment finance	462,649	465,573
Municipal leases	151,894	150,292
Total commercial loans	858,275	853,120
Residential real estate loans
Construction and land development	85,840	96,646
One-to-four family	605,570	584,405
HELOCs	184,274	185,878
Total residential real estate loans	875,684	866,929
Consumer loans	106,084	113,842
Total loans, net of deferred loan fees and costs	3,648,152	3,640,022
ACL on loans	(47,502)	(48,641)
Loans, net	$3,600,650	$3,591,381
(1)    At March 31, 2024 and December 31, 2023 accrued interest receivable of $16,187 and $16,218, respectively, was accounted for separately from the amortized cost basis.
All qualifying one-to-four family loans, HELOCs, commercial real estate loans and FHLB of Atlanta stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers, directors and their associates during the ordinary course of business. The aggregate amount of loans to such related parties totaled approximately $205 and $209 at March 31, 2024 and December 31, 2023, respectively. In relation to these loans are unfunded commitments that totaled approximately $3 at both March 31, 2024 and December 31, 2023, respectively.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate and consumer loans by origination year as of March 31, 2024:

	Term Loans By Origination Fiscal Year
March 31, 2024	2024	2023-S(1)	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$23,514	$73,342	$86,245	$70,988	$37,620	$7,021	$5,997	$304,727
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$23,514	$73,342	$86,245	$70,988	$37,620	$7,021	$5,997	$304,727

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate – owner occupied
Risk rating
Pass	$7,811	$32,923	$68,532	$102,532	$89,585	$219,936	$4,420	$525,739
Special mention	—	—	149	149	445	3,426	—	4,169
Substandard	—	—	95	380	1	1,869	—	2,345
Doubtful	—	—	—	—	—	294	—	294
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – owner occupied	$7,811	$32,923	$68,776	$103,061	$90,031	$225,525	$4,420	$532,547

Current period gross charge-offs	$—	$—	$—	$—	$—	$208	$—	$208

Commercial real estate – non-owner occupied
Risk rating
Pass	$19,786	$12,183	$105,268	$159,449	$183,448	$372,497	$5,890	$858,521
Special mention	—	—	—	—	—	9,520	—	9,520
Substandard	—	—	3,078	—	—	10,024	—	13,102
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – non-owner occupied	$19,786	$12,183	$108,346	$159,449	$183,448	$392,041	$5,890	$881,143

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Risk rating
Pass	$—	$5,512	$6,627	$19,780	$21,174	$36,089	$151	$89,333
Special mention	—	—	—	—	—	88	—	88
Substandard	—	—	—	—	—	271	—	271
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$—	$5,512	$6,627	$19,780	$21,174	$36,448	$151	$89,692

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate
Risk rating
Pass	$51,111	$123,960	$266,672	$352,749	$331,827	$635,543	$16,458	$1,778,320
Special mention	—	—	149	149	445	13,034	—	13,777
Substandard	—	—	3,173	380	1	12,164	—	15,718
Doubtful	—	—	—	—	—	294	—	294
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$51,111	$123,960	$269,994	$353,278	$332,273	$661,035	$16,458	$1,808,109

Total current period gross charge-offs	$—	$—	$—	$—	$—	$208	$—	$208
(1)As previously announced, on July 24, 2023, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31. "2023-S" represents the six-month transition period ended December 31, 2023.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
March 31, 2024	2024	2023-S(1)	2023	2022	2021	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$13,491	$18,866	$47,683	$43,500	$13,342	$30,684	$70,875	$238,441
Special mention	—	—	—	651	132	106	—	889
Substandard	—	—	913	300	10	1,399	—	2,622
Doubtful	—	—	699	—	1	347	264	1,311
Loss	—	—	—	178	—	291	—	469
Total commercial and industrial	$13,491	$18,866	$49,295	$44,629	$13,485	$32,827	$71,139	$243,732

Current period gross charge-offs	$—	$—	$329	$102	$40	$253	$—	$724

Equipment finance
Risk rating
Pass	$39,373	$79,525	$160,248	$101,153	$48,273	$23,964	$—	$452,536
Special mention	—	103	767	1,693	723	396	—	3,682
Substandard	—	—	—	—	—	125	—	125
Doubtful	—	135	3,058	2,162	672	279	—	6,306
Loss	—	—	—	—	—	—	—	—
Total equipment finance	$39,373	$79,763	$164,073	$105,008	$49,668	$24,764	$—	$462,649

Current period gross charge-offs	$—	$—	$786	$619	$234	$22	$—	$1,661

Municipal leases
Risk rating
Pass	$6,221	$17,579	$33,835	$26,490	$14,988	$52,781	$—	$151,894
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$6,221	$17,579	$33,835	$26,490	$14,988	$52,781	$—	$151,894

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial
Risk rating
Pass	$59,085	$115,970	$241,766	$171,143	$76,603	$107,429	$70,875	$842,871
Special mention	—	103	767	2,344	855	502	—	4,571
Substandard	—	—	913	300	10	1,524	—	2,747
Doubtful	—	135	3,757	2,162	673	626	264	7,617
Loss	—	—	—	178	—	291	—	469
Total commercial	$59,085	$116,208	$247,203	$176,127	$78,141	$110,372	$71,139	$858,275

Total current period gross charge-offs	$—	$—	$1,115	$721	$274	$275	$—	$2,385

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
March 31, 2024	2024	2023-S(1)	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$1,131	$13,289	$52,100	$15,098	$3,293	$792	$—	$85,703
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	137	—	137
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$1,131	$13,289	$52,100	$15,098	$3,293	$929	$—	$85,840

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One-to-four family
Risk rating
Pass	$8,992	$18,960	$123,796	$152,341	$108,309	$179,379	$8,638	$600,415
Special mention	—	—	—	—	—	360	—	360
Substandard	—	—	382	256	—	4,138	—	4,776
Doubtful	—	—	—	—	—	19	—	19
Loss	—	—	—	—	—	—	—	—
Total one-to-four family	$8,992	$18,960	$124,178	$152,597	$108,309	$183,896	$8,638	$605,570

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

HELOCs
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$181,870	$181,870
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	2,404	2,404
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOCs	$—	$—	$—	$—	$—	$—	$184,274	$184,274

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$20	$20

Total residential real estate
Risk rating
Pass	$10,123	$32,249	$175,896	$167,439	$111,602	$180,171	$190,508	$867,988
Special mention	—	—	—	—	—	360	—	360
Substandard	—	—	382	256	—	4,275	2,404	7,317
Doubtful	—	—	—	—	—	19	—	19
Loss	—	—	—	—	—	—	—	—
Total residential real estate	$10,123	$32,249	$176,278	$167,695	$111,602	$184,825	$192,912	$875,684

Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$20	$20

	Term Loans By Origination Fiscal Year
March 31, 2024	2024	2023-S(1)	2023	2022	2021	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$4,484	$24,641	$46,441	$12,824	$8,416	$7,763	$263	$104,832
Special mention	—	—	—	—	—	—	—	—
Substandard	—	92	473	230	166	262	20	1,243
Doubtful	—	—	5	—	4	—	—	9
Loss	—	—	—	—	—	—	—	—
Total consumer	$4,484	$24,733	$46,919	$13,054	$8,586	$8,025	$283	$106,084

Total current period gross charge-offs	$—	$37	$166	$85	$35	$2	$8	$333

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate and consumer loans by origination year as of December 31, 2023(2):

	Term Loans By Origination Fiscal Year
December 31, 2023	2023-S(1)	2023	2022	2021	2020	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$61,716	$105,170	$88,320	$37,197	$201	$7,581	$4,805	$304,990
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	279	—	—	—	—	279
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$61,716	$105,170	$88,599	$37,197	$201	$7,581	$4,805	$305,269

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate – owner occupied
Risk rating
Pass	$35,428	$61,090	$104,005	$90,506	$72,121	$159,328	$3,486	$525,964
Special mention	—	149	148	447	2,033	3,699	—	6,476
Substandard	—	—	379	1	338	2,886	—	3,604
Doubtful	—	—	—	—	289	212	—	501
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – owner occupied	$35,428	$61,239	$104,532	$90,954	$74,781	$166,125	$3,486	$536,545

Current period gross charge-offs	$—	$—	$—	$—	$—	$290	$—	$290

Commercial real estate – non-owner occupied
Risk rating
Pass	$11,716	$104,881	$155,782	$185,264	$95,749	$302,341	$6,460	$862,193
Special mention	—	—	—	—	—	294	—	294
Substandard	—	3,078	—	—	6,180	3,949	—	13,207
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – non-owner occupied	$11,716	$107,959	$155,782	$185,264	$101,929	$306,584	$6,460	$875,694

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Risk rating
Pass	$5,515	$4,184	$18,597	$21,411	$10,921	$25,400	$644	$86,672
Special mention	—	—	1,583	—	—	89	—	1,672
Substandard	—	—	—	—	—	279	—	279
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$5,515	$4,184	$20,180	$21,411	$10,921	$25,768	$644	$88,623

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate
Risk rating
Pass	$114,375	$275,325	$366,704	$334,378	$178,992	$494,650	$15,395	$1,779,819
Special mention	—	149	1,731	447	2,033	4,082	—	8,442
Substandard	—	3,078	658	1	6,518	7,114	—	17,369
Doubtful	—	—	—	—	289	212	—	501
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$114,375	$278,552	$369,093	$334,826	$187,832	$506,058	$15,395	$1,806,131

Total current period gross charge-offs	$—	$—	$—	$—	$—	$290	$—	$290
(1)As previously announced, on July 24, 2023, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31. "2023-S" represents the six-month transition period ended December 31, 2023.
(2)This table reflects the correction of an immaterial error in the prior period disclosure. See "Note 1 – Summary of Significant Accounting Policies" for further information.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
December 31, 2023	2023-S(1)	2023	2022	2021	2020	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$19,180	$51,742	$60,487	$14,146	$11,071	$22,352	$49,663	$228,641
Special mention	—	329	227	158	54	81	—	849
Substandard	—	671	341	29	1,380	307	3,707	6,435
Doubtful	—	713	—	—	222	—	264	1,199
Loss	—	—	—	—	—	131	—	131
Total commercial and industrial	$19,180	$53,455	$61,055	$14,333	$12,727	$22,871	$53,634	$237,255

Current period gross charge-offs	$—	$1,337	$402	$184	$574	$618	$—	$3,115

Equipment finance
Risk rating
Pass	$83,332	$172,704	$113,363	$57,295	$25,552	$4,854	$—	$457,100
Special mention	—	338	666	383	341	252	—	1,980
Substandard	—	206	—	—	—	134	—	340
Doubtful	—	2,645	2,498	626	384	—	—	6,153
Loss	—	—	—	—	—	—	—	—
Total equipment finance	$83,332	$175,893	$116,527	$58,304	$26,277	$5,240	$—	$465,573

Current period gross charge-offs	$—	$550	$912	$539	$29	$14	$—	$2,044

Municipal leases
Risk rating
Pass	$17,372	$34,203	$28,241	$15,742	$7,358	$47,376	$—	$150,292
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$17,372	$34,203	$28,241	$15,742	$7,358	$47,376	$—	$150,292

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial
Risk rating
Pass	$119,884	$258,649	$202,091	$87,183	$43,981	$74,582	$49,663	$836,033
Special mention	—	667	893	541	395	333	—	2,829
Substandard	—	877	341	29	1,380	441	3,707	6,775
Doubtful	—	3,358	2,498	626	606	—	264	7,352
Loss	—	—	—	—	—	131	—	131
Total commercial	$119,884	$263,551	$205,823	$88,379	$46,362	$75,487	$53,634	$853,120

Total current period gross charge-offs	$—	$1,887	$1,314	$723	$603	$632	$—	$5,159

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
December 31, 2023	2023-S(1)	2023	2022	2021	2020	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$7,669	$64,716	$18,841	$4,002	$44	$1,237	$—	$96,509
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	137	—	137
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$7,669	$64,716	$18,841	$4,002	$44	$1,374	$—	$96,646

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One-to-four family
Risk rating
Pass	$19,532	$102,902	$153,029	$109,870	$48,971	$139,061	$5,395	$578,760
Special mention	—	—	—	—	—	511	—	511
Substandard	—	383	258	—	202	4,268	—	5,111
Doubtful	—	—	—	—	—	23	—	23
Loss	—	—	—	—	—	—	—	—
Total one-to-four family	$19,532	$103,285	$153,287	$109,870	$49,173	$143,863	$5,395	$584,405

Current period gross charge-offs	$—	$—	$13	$3	$12	$4	$—	$32

HELOCs
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$183,815	$183,815
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	2,034	2,034
Doubtful	—	—	—	—	—	—	29	29
Loss	—	—	—	—	—	—	—	—
Total HELOCs	$—	$—	$—	$—	$—	$—	$185,878	$185,878

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total residential real estate
Risk rating
Pass	$27,201	$167,618	$171,870	$113,872	$49,015	$140,298	$189,210	$859,084
Special mention	—	—	—	—	—	511	—	511
Substandard	—	383	258	—	202	4,405	2,034	7,282
Doubtful	—	—	—	—	—	23	29	52
Loss	—	—	—	—	—	—	—	—
Total residential real estate	$27,201	$168,001	$172,128	$113,872	$49,217	$145,237	$191,273	$866,929

Total current period gross charge-offs	$—	$—	$13	$3	$12	$4	$—	$32

	Term Loans By Origination Fiscal Year
December 31, 2023	2023-S(1)	2023	2022	2021	2020	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$26,569	$51,351	$14,408	$9,672	$6,313	$4,068	$309	$112,690
Special mention	—	—	—	—	—	—	—	—
Substandard	—	329	265	210	172	141	24	1,141
Doubtful	—	7	—	3	—	—	—	10
Loss	—	—	—	—	—	1	—	1
Total consumer	$26,569	$51,687	$14,673	$9,885	$6,485	$4,210	$333	$113,842

Total current period gross charge-offs	$6	$401	$118	$34	$11	$9	$—	$579

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present aging analyses of past due loans (including nonaccrual loans) by segment and class for the periods indicated:

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
March 31, 2024
Commercial real estate
Construction and land development	$—	$—	$—	$304,727	$304,727
Commercial real estate – owner occupied	164	674	838	531,709	532,547
Commercial real estate – non-owner occupied	—	—	—	881,143	881,143
Multifamily	—	—	—	89,692	89,692
Total commercial real estate	164	674	838	1,807,271	1,808,109
Commercial
Commercial and industrial	1,667	2,701	4,368	239,364	243,732
Equipment finance	1,963	4,301	6,264	456,385	462,649
Municipal leases	—	—	—	151,894	151,894
Total commercial	3,630	7,002	10,632	847,643	858,275
Residential real estate
Construction and land development	—	132	132	85,708	85,840
One-to-four family	880	990	1,870	603,700	605,570
HELOCs	724	1,973	2,697	181,577	184,274
Total residential real estate	1,604	3,095	4,699	870,985	875,684
Consumer	417	387	804	105,280	106,084
Total loans	$5,815	$11,158	$16,973	$3,631,179	$3,648,152

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
December 31, 2023
Commercial real estate
Construction and land development	$—	$—	$—	$305,269	$305,269
Commercial real estate – owner occupied	657	501	1,158	535,387	536,545
Commercial real estate – non-owner occupied	4,032	—	4,032	871,662	875,694
Multifamily	—	—	—	88,623	88,623
Total commercial real estate	4,689	501	5,190	1,800,941	1,806,131
Commercial
Commercial and industrial	974	2,667	3,641	233,614	237,255
Equipment finance	5,411	4,019	9,430	456,143	465,573
Municipal leases	—	—	—	150,292	150,292
Total commercial	6,385	6,686	13,071	840,049	853,120
Residential real estate
Construction and land development	—	132	132	96,514	96,646
One-to-four family	958	1,068	2,026	582,379	584,405
HELOCs	1,240	1,622	2,862	183,016	185,878
Total residential real estate	2,198	2,822	5,020	861,909	866,929
Consumer	535	301	836	113,006	113,842
Total loans	$13,807	$10,310	$24,117	$3,615,905	$3,640,022
The following table presents the recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the three months ended March 31, 2024.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	March 31, 2024	December 31, 2023	90 Days+ & Still Accruing as of March 31, 2024	Nonaccrual with No ACL as of March 31, 2024	Interest Income Recognized
Commercial real estate
Commercial real estate – owner occupied	$1,071	$912	$—	$—	$5
Commercial real estate – non-owner occupied	4,033	4,032	—	956	17
Multifamily	69	74	—	—	1
Total commercial real estate	5,173	5,018	—	956	23
Commercial
Commercial and industrial	3,544	2,774	—	166	19
Equipment finance	6,563	6,463	—	—	26
Total commercial	10,107	9,237	—	166	45
Residential real estate
Construction and land development	132	132	—	—	—
One-to-four family	1,861	2,205	—	—	22
HELOCs	2,323	2,173	—	510	12
Total residential real estate	4,316	4,510	—	510	34
Consumer	602	568	—	—	5
Total loans	$20,198	$19,333	$—	$1,632	$107
The following tables present analyses of the ACL on loans by segment for the periods indicated. In addition to the provision (benefit) for credit losses on loans presented below, provisions of $20 and $400 for off-balance sheet credit exposures were recorded during the three months ended March 31, 2024 and 2023, respectively, while no provision for commercial paper was recorded for either period. For the three months ended March 31, 2023, $4,921 and $369 of the provision for credit losses was recognized to establish ACLs on Quantum's loan portfolio and off-balance-sheet credit exposure, respectively.

	Three Months Ended March 31, 2024
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$20,323	$17,025	$9,285	$2,008	$48,641
Provision (benefit) for credit losses	(162)	1,435	(149)	21	1,145
Charge-offs	(208)	(2,385)	(20)	(331)	(2,944)
Recoveries	—	545	41	74	660
Net (charge-offs) recoveries	(208)	(1,840)	21	(257)	(2,284)
Balance at end of period	$19,953	$16,620	$9,157	$1,772	$47,502

	Three Months Ended March 31, 2023
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$15,059	$12,382	$9,048	$2,370	$38,859
Provision (benefit) for credit losses	6,262	2,413	(100)	(215)	8,360
Initial ACL on PCD loans	292	72	5	—	369
Charge-offs	—	(484)	(3)	(91)	(578)
Recoveries	—	275	172	46	493
Net (charge-offs) recoveries	—	(209)	169	(45)	(85)
Balance at end of period	$21,613	$14,658	$9,122	$2,110	$47,503

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following tables provide a breakdown between loans identified as CDAs and non-CDAs, by segment and class, as well as collateral coverage for those loans for the periods indicated below:

	Type and Extent of Collateral Securing CDAs				Non-CDAs
March 31, 2024	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$304,727	$304,727
Commercial real estate – owner occupied	—	—	1,519	—	531,028	532,547
Commercial real estate – non-owner occupied	—	—	4,309	—	876,834	881,143
Multifamily	—	—	—	—	89,692	89,692
Total commercial real estate	—	—	5,828	—	1,802,281	1,808,109
Commercial
Commercial and industrial	—	—	—	1,588	242,144	243,732
Equipment finance	—	—	—	741	461,908	462,649
Municipal leases	—	—	—	—	151,894	151,894
Total commercial	—	—	—	2,329	855,946	858,275
Residential real estate
Construction and land development	—	—	—	—	85,840	85,840
One-to-four family	—	—	—	—	605,570	605,570
HELOCs	510	—	—	—	183,764	184,274
Total residential real estate	510	—	—	—	875,174	875,684
Consumer	—	—	—	—	106,084	106,084
Total	$510	$—	$5,828	$2,329	$3,639,485	$3,648,152
Total collateral value	$733	$—	$5,175	$796

	Type and Extent of Collateral Securing CDAs				Non-CDAs
December 31, 2023	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$305,269	$305,269
Commercial real estate – owner occupied	—	—	1,821	—	534,724	536,545
Commercial real estate – non-owner occupied	—	—	4,310	—	871,384	875,694
Multifamily	—	—	—	—	88,623	88,623
Total commercial real estate	—	—	6,131	—	1,800,000	1,806,131
Commercial
Commercial and industrial	—	—	—	1,322	235,933	237,255
Equipment finance	—	—	—	1,304	464,269	465,573
Municipal leases	—	—	—	—	150,292	150,292
Total commercial	—	—	—	2,626	850,494	853,120
Residential real estate
Construction and land development	—	—	—	—	96,646	96,646
One-to-four family	—	—	—	—	584,405	584,405
HELOCs	510	—	—	—	185,368	185,878
Total residential real estate	510	—	—	—	866,419	866,929
Consumer	—	—	—	—	113,842	113,842
Total	$510	$—	$6,131	$2,626	$3,630,755	$3,640,022
Total collateral value	$733	$—	$5,627	$686
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the amortized cost basis of loans at March 31, 2024, that were both experiencing financial difficulty and modified during the three months ended March 31, 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented.

	Three Months Ended March 31, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – non-owner-occupied	$—	$956	$—	$—	$—	$—	0.18%
Commercial loans
Commercial and industrial	—	1,378	—	—	—	—	0.57
Total	$—	$2,334	$—	$—	$—	$—	0.06%
There were also no loans that had a payment default during the three months ended March 31, 2024 that had previously been modified within the last twelve months.
Off-Balance Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At March 31, 2024 and December 31, 2023, the ACL on off-balance sheet credit exposures included in other liabilities was $2,607 and $2,587, respectively.
7. Deposit Accounts
Deposit accounts at the dates indicated consist of the following:

	March 31, 2024	December 31, 2023
Noninterest-bearing accounts	$773,901	$784,950
NOW accounts	600,561	591,270
Money market accounts	1,308,467	1,246,807
Savings accounts	191,302	194,486
Certificates of deposit	925,576	843,860
Total	$3,799,807	$3,661,373
Deposits from executive officers and directors and their associates totaled approximately $1,314 and $1,555 at March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, scheduled maturities of certificates of deposit were as follows:

Remainder of 2024	$727,808
2025	185,736
2026	5,855
2027	4,087
2028	1,562
Thereafter	528
Total	$925,576
Certificates of deposit with balances of $250 or greater totaled $144,616 and $118,035 at March 31, 2024 and December 31, 2023, respectively. Generally, deposit amounts in excess of $250 are not federally insured.

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
The trust preferred securities accrue and pay quarterly distributions at a floating rate of 3-month Term SOFR plus 2.20%, which was 7.50% at March 31, 2024. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent the Trust has insufficient funds with which to make the distributions and other payments. The net combined effect of all documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.
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
Other Borrowings
Borrowings, outside of junior subordinated debt, consist of the following at the dates indicated:

	March 31, 2024		December 31, 2023
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances (short-term)	$—	—%	$105,000	5.44%
FRB advances (short-term)	276,000	5.50	310,000	5.50
Revolving lines of credit	15,513	9.00	18,763	9.00
Total other borrowings	$291,513	5.69%	$433,763	5.64%
All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction, indirect auto, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At March 31, 2024 and December 31, 2023, the Company had the ability to borrow $170,017 and $72,766, respectively, through additional FHLB advances and $80,602 and $55,254, respectively, through the unused portion of a line of credit with the FRB.
At March 31, 2024 and December 31, 2023, the Company maintained revolving lines of credit with three unaffiliated banks, the unused portions of which totaled $149,487 and $146,237, respectively. At March 31, 2024 and December 31, 2023, HomeTrust had drawn $15,513 and $18,763, respectively, on a $40,000 revolving line of credit which bears interest at The Wall Street Journal prime rate plus 50 basis points, maturing on January 28, 2025, although the term may be extended for an additional year if no events of default have occurred.
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

	March 31, 2024	December 31, 2023
Supplemental balance sheet information
ROU assets	$8,967	$9,259
Lease liabilities	$10,625	$10,975
Weighted-average remaining lease terms (years)	8.6	8.8
Weighted-average discount rate	3.43%	3.41%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following schedule summarizes aggregate future minimum lease payments under these operating leases at March 31, 2024:

Remainder of 2024	$1,392
2025	1,712
2026	1,703
2027	1,727
2028	1,535
Thereafter	4,370
Total undiscounted minimum lease payments	12,439
Less: amount representing interest	(1,814)
Total lease liability	$10,625
The following table presents components of operating lease expense for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Operating lease cost (included in occupancy expense, net)	$406	$394
Variable lease cost (included in occupancy expense, net)	1	3
Sublease income (included in other noninterest income)	(42)	(42)
Total operating lease expense, net	$365	$355
As Lessee - Finance Lease
During the quarter ended March 31, 2023, the Company purchased the property associated with the finance lease reported historically. The Company purchased the property for $1,249, terminating the existing land lease. Prior to the purchase, interest expense on the lease liability totaled $15 for the three months ended March 31, 2023.
Supplemental lease cash flow information for the periods indicated:

	Three Months Ended March 31,
	2024	2023
ROU assets - noncash additions (operating leases)	$24	$—
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	378	363
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	—	22
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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to seven years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $29,713 and $30,121 with a residual value of $13,917 and $14,958 as of March 31, 2024 and December 31, 2023, respectively.
The following table presents total equipment finance operating lease income and depreciation expense for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Operating lease income	$1,859	$1,505
Depreciation expense	1,643	1,266
The following schedule summarizes aggregate future minimum lease payments to be received at March 31, 2024:

Remainder of 2024	$5,546
2025	6,042
2026	4,120
2027	1,529
2028	1,253
Thereafter	2,373
Total of future minimum payments	$20,863

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
As Lessor - Financing Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment of the loan portfolio. For the three months ended March 31, 2024 and 2023, interest income on equipment finance leases totaled $1,055 and $860, respectively.
The lease receivable component of finance lease net investment included within the equipment finance class of financing receivables was $69,442 and $70,150 at March 31, 2024 and December 31, 2023, respectively.
The following schedule summarizes, as of March 31, 2024, aggregate future minimum finance lease payments to be received:

Remainder of 2024	$19,700
2025	20,943
2026	16,821
2027	12,171
2028	5,847
Thereafter	4,503
Total undiscounted minimum lease payments	79,985
Less: amount representing interest	(10,543)
Total lease receivable	$69,442
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
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the dates indicated below:

	Three Months Ended March 31,
	2024	2023
Share-based compensation expense	$413	$434
Tax benefit	97	102
The table below presents stock option activity and related information for the three months ended March 31, 2024 and 2023:

	Options	Weighted-Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	849,623	$22.06	3.9	$2,958
Exercised	(277,549)	14.65
Forfeited	(1,500)	14.37
Options outstanding at March 31, 2023	570,574	$25.68	5.3	$327
Exercisable at March 31, 2023	493,764	$25.39	4.9	$287
Non-vested at March 31, 2023	76,810	$27.55	8.2	$40

Options outstanding at December 31, 2023	534,350	$25.85	4.6	$776
Exercised	(10,000)	15.80
Options outstanding at March 31, 2024	524,350	$26.04	4.5	$848
Exercisable at March 31, 2024	475,380	$25.86	4.2	$774
Non-vested at March 31, 2024	48,970	$27.77	7.4	$74
There were no options granted during the three months ended March 31, 2024 and 2023.
At March 31, 2024, the Company had $340 of unrecognized compensation expense related to 48,970 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.5 years at March 31, 2024. At March 31, 2023, the Company had $529 of unrecognized compensation expense related to 76,810 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.8 years at March 31, 2023.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The table below presents restricted stock award activity and related information:

	Restricted Stock Awards(1)	Performance-Based Restricted Stock Units(2)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2022	100,992	22,843	$27.28	$2,033
Granted	53,339	17,519	27.45
Vested	(41,588)	—	27.47
Non-vested at March 31, 2023	112,743	40,362	$27.14	$3,916

Non-vested at December 31, 2023	106,143	25,001	$27.70	$3,530
Granted	56,480	15,899	26.58
Vested	(36,637)	—	27.26
Non-vested at March 31, 2024	125,986	40,900	$27.31	$4,563
(1)Restricted stock awards are scheduled to vest over 1.0 year for director awards and 5.0 years for employee awards.
(2)Performance-based restricted stock units are scheduled to vest over 3.0 years assuming the applicable financial goals are met.
At March 31, 2024, unrecognized compensation expense was $3,966 related to 166,886 shares of restricted stock and restricted stock units. The weighted average period over which compensation cost related to non-vested awards was expected to be recognized was 2.2 years at March 31, 2024. At March 31, 2023, unrecognized compensation expense was $3,628 related to 149,619 shares of restricted stock and restricted stock units. The weighted average period over which compensation cost related to non-vested awards was expected to be recognized was 2.0 years at March 31, 2023.
11.    Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per common share as of the dates indicated:

	Three Months Ended March 31,
	2024	2023
Numerator
Net income	$15,067	$6,734
Allocation of earnings to participating securities	(148)	(64)
Numerator for basic and diluted EPS - net income available to common stockholders	$14,919	$6,670
Denominator
Weighted-average common shares outstanding - basic	16,859,738	16,021,994
Dilutive effect of assumed exercise of stock options	13,102	55,122
Weighted-average common shares outstanding - diluted	16,872,840	16,077,116
Net income per share - basic	$0.88	$0.40
Net income per share - diluted	$0.88	$0.40
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 111,350 and 112,250 stock options that were anti-dilutive as of March 31, 2024 and 2023, respectively.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The table below presents details of loan commitments outstanding as of the dates indicated:

	March 31, 2024	December 31, 2023
Variable rate commitments	$43,272	$42,826
Fixed rate commitments(1)	35,886	27,682
Total loan commitments	$79,158	$70,508
Range of fixed interest rates	2.11% - 11.50%	2.11% - 11.25%

Undisbursed portions of construction loans	$170,143	$170,425
Pre-approved but unused lines of credit(2)	$690,540	$690,566
(1)Fixed rate commitments had terms ranging from three to 30 years as of each date presented.
(2)Principally second mortgage home equity loans and overdraft protection loans.
The commitments presented in the above table represent the Company’s exposure to credit risk and, in the opinion of management, have no more than the normal lending risk that the Company commits to its borrowers.
The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments such as TBAs, mandatory delivery commitments with investors, or best efforts forward sale commitments with investors. The fair value of these interest rate lock commitments was not material at March 31, 2024 or December 31, 2023.
SBIC Commitments – As of March 31, 2024, the Company had committed $28,000 across nine SBIC investments with $10,884 remaining to be drawn, while as of December 31, 2023, the Company had committed $24,000 across eight SBIC investments with $7,984 remaining to be drawn. Although the remaining capital commitments may or may not be called in the future, under the terms of the associated limited partnership agreements, the Company's exposure will not extend beyond the amount of the original commitments.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of March 31, 2024 and December 31, 2023 were $50,887 and $50,897, respectively. There was no liability recorded for these letters of credit at March 31, 2024 or December 31, 2023.
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description of valuation methodologies used for assets recorded at fair value. As of both March 31, 2024 and December 31, 2023, the Company did not have any liabilities recorded at fair value.
The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 20 of the 2023 Form 10-KT.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$113,181	$—	$113,181	$—
Municipal bonds	3,389	—	3,389	—
Corporate bonds	4,237	—	4,237	—
Total debt securities available for sale	$120,807	$—	$120,807	$—

Loans held for sale	$2,764	$—	$2,764	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$104,499	$—	$104,499	$—
Municipal bonds	3,409	—	3,409	—
Corporate bonds	19,042	—	19,042	—
Total debt securities available for sale	$126,950	$—	$126,950	$—

Loans held for sale	$3,359	$—	$3,359	$—
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
There were no transfers between levels during the three months ended March 31, 2024 or December 31, 2023.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate – owner occupied	$3,492	$—	$—	$3,492
Commercial real estate – non-owner occupied	24	—	—	24
Commercial loans
Commercial and industrial	121	—	—	121
Equipment finance	651	—	—	651
Total	$4,288	$—	$—	$4,288

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate – owner occupied	$438	$—	$—	$438
Commercial loans
Commercial and industrial	108	—	—	108
Equipment finance	578	—	—	578
Total	$1,124	$—	$—	$1,124
A loan is considered to be collateral dependent when, based on current information and events, the Company expects repayment of the financial assets to be provided substantially through the operation or sale of the collateral and the Company has determined that the borrower is experiencing financial difficulty as of the measurement date. For real estate loans, the fair value of the loan's collateral is determined by a third-party appraisal, which is then adjusted for the estimated selling and closing costs related to liquidation of the collateral (typically ranging from 8% to 12% of the appraised value). For this asset class, the actual valuation methods (income, sales comparable or cost) vary based on the status of the project or property. Additional discounts of 5% to 15% may be applied depending on the age of the appraisals. The unobservable inputs may vary depending on the age of the appraisals. The unobservable inputs may vary depending on the individual asset

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
with no one of the three methods being the predominant approach. For non-real estate loans, the fair value of the loan's collateral may be determined using an appraisal, net book value per the borrower's financial statements or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation and management's expertise and knowledge of the customer and customer's business.
The stated carrying value and estimated fair value amounts of financial instruments as of March 31, 2024 and December 31, 2023, are summarized below:

	March 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$380,493	$380,493	$380,493	$—	$—
Certificates of deposit in other banks	33,625	33,625	—	33,625	—
Debt securities available for sale, at fair value	120,807	120,807	—	120,807	—
FHLB and FRB stock	13,691	N/A	N/A	N/A	N/A
SBIC investments, at cost	14,568	14,568	—	—	14,568
Loans held for sale, at fair value	2,764	2,764	2,764	—	—
Loans held for sale, at the lower of cost or fair value	220,699	222,753	—	—	222,753
Loans, net	3,600,650	3,464,898	—	—	3,464,898
Accrued interest receivable	16,944	16,944	218	539	16,187
Liabilities
Noninterest-bearing and NOW deposits	1,374,462	1,374,462	—	1,374,462	—
Money market accounts	1,308,467	1,308,467	—	1,308,467	—
Savings accounts	191,302	191,302	—	191,302	—
Certificates of deposit	925,576	921,456	—	921,456	—
Junior subordinated debt	10,045	9,838	—	9,838	—
Borrowings	291,513	291,499	—	291,499	—
Accrued interest payable	8,753	8,753	—	8,753	—

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$347,140	$347,140	$347,140	$—	$—
Certificates of deposit in other banks	34,722	34,722	—	34,722	—
Debt securities available for sale, at fair value	126,950	126,950	—	126,950	—
FHLB and FRB stock	18,393	N/A	N/A	N/A	N/A
SBIC investments, at cost	13,789	13,789	—	—	13,789
Loans held for sale, at fair value	3,359	3,359	3,359	—	—
Loans held for sale, at the lower of cost or fair value	198,433	200,869	—	—	200,869
Loans, net	3,591,381	3,472,491	—	—	3,472,491
Accrued interest receivable	16,902	16,902	107	656	16,139
Liabilities
Noninterest-bearing and NOW deposits	1,376,220	1,376,220	—	1,376,220	—
Money market accounts	1,246,807	1,246,807	—	1,246,807	—
Savings accounts	194,486	194,486	—	194,486	—
Certificates of deposit	843,860	839,501	—	839,501	—
Junior subordinated debt	10,021	9,767	—	9,767	—
Borrowings	433,763	433,747	—	433,747	—
Accrued interest payable	6,849	6,849	—	6,849	—
The Company had off-balance sheet financial commitments, which included approximately $990,728 and $982,397 of commitments to originate loans, undisbursed portions of construction loans, unused lines of credit and standby letters of credit at March 31, 2024 and December 31, 2023, respectively (see "Note 12 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.

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
•expected revenues, cost savings, synergies and other benefits from our merger and acquisition activities might not be realized to the extent anticipated, within the anticipated time frames, or at all, costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected, and goodwill impairment charges might be incurred;
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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•other risks detailed from time to time in documents we file with or furnish to the SEC, including this Form 10-Q.
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

Overview
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the holding company for HomeTrust Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on July 10, 2012. As a bank holding company and financial holding company, we are regulated by the Federal Reserve. At March 31, 2024, the Company had consolidated total assets of $4.7 billion, total deposits of $3.8 billion and stockholders' equity of $513.2 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Form 10-Q, including the consolidated unaudited financial statements and related data, relates primarily to the Bank and its subsidiary. As a North Carolina state-chartered bank, and member of the FRB, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the FDIC. The Bank is a member of the FHLB of Atlanta, which is one of the 11 regional banks in the FHLB System. Our headquarters is located in Asheville, North Carolina.
The Bank has more than 30 locations across Georgia, North Carolina, South Carolina, Tennessee and Virginia, many of which are located in markets experiencing growth rates above the national average. Historically, our branches and facilities have primarily been located in small- to medium-sized communities, but in recent years we have implemented a strategy of expanding into larger, higher growth markets via business banking centers rather than retail-focused branches.
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
An offset to net interest income is the provision for credit losses to establish the ACL at a level that provides for ECLs inherent in our loan portfolio, off balance sheet commitments and available for sale debt securities. See "Note 1 – Summary of Significant Accounting Policies" in Item 1 of our 2023 Form 10-KT for further discussion.
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
Financial Highlights
For the quarter ended March 31, 2024 compared to the quarter ended December 31, 2023:
•net income was $15.1 million compared to $13.5 million;
•diluted EPS was $0.88 compared to $0.79;
•annualized ROA was 1.37% compared to 1.21%;
•annualized ROE was 11.91% compared to 10.81%;
•net interest margin was 4.02% for both periods;
•provision for credit losses was $1.2 million compared to $3.4 million;
•tax-free death benefit proceeds from life insurance of $1.1 million compared to $1.6 million;
•quarterly cash dividends continued at $0.11 per share totaling $1.9 million for both periods.

	Three Months Ended
(Dollars in thousands)	March 31, 2024	December 31, 2023
Interest and dividend income	$63,355	$62,819
Interest expense	22,125	20,896
Net interest income	41,230	41,923
Provision for credit losses	1,165	3,360
Net interest income after provision for credit losses	40,065	38,563
Noninterest income	8,811	8,248
Noninterest expense	29,864	29,781
Income before income taxes	19,012	17,030
Income tax expense	3,945	3,566
Net income	$15,067	$13,464

Net income per common share(1)
Basic	$0.88	$0.79
Diluted	0.88	0.79
Cash dividends declared per common share	0.11	0.11
Book value per share at end of period	29.42	28.75
Tangible book value per share at end of period(2)	27.10	26.39
Market price per share at end of period	27.34	26.92
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
Set forth below is a reconciliation to US GAAP of tangible book value and tangible book value per share:

	As of
(Dollars in thousands, except per share data)	March 31, 2024	December 31, 2023
Total stockholders' equity	$513,173	$499,893
Less: goodwill, core deposit intangibles, net of taxes	40,500	41,086
Tangible book value	$472,673	$458,807
Common shares outstanding	17,444,787	17,387,069
Book value per share	$29.42	$28.75
Tangible book value per share	$27.10	$26.39
Set forth below is a reconciliation to US GAAP of tangible equity to tangible assets:

	As of
(Dollars in thousands)	March 31, 2024	December 31, 2023
Tangible equity(1)	$472,673	$458,807
Total assets	4,684,011	4,672,633
Less: goodwill, core deposit intangibles, net of taxes	40,500	41,086
Total tangible assets	$4,643,511	$4,631,547

Tangible equity to tangible assets	10.18%	9.91%
(1)Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and December 31, 2023
Net Income.  Net income totaled $15.1 million, or $0.88 per diluted share, for the three months ended March 31, 2024 compared to net income of $13.5 million, or $0.79 per diluted share, for the three months ended December 31, 2023, an increase of $1.6 million, or 11.9%. Results for the three months ended March 31, 2024 were positively impacted by a decrease of $2.2 million in the provision for credit losses and a $563,000 increase in noninterest income, partially offset by a decrease of $693,000 in net interest income. Details of the changes in the various components of net income are further discussed below.
Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	March 31, 2024			December 31, 2023
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,864,258	$59,952	6.24%	$3,876,051	$60,069	6.15%
Debt securities available for sale	126,686	1,313	4.17	136,945	1,257	3.64
Other interest-earning assets(2)	131,495	2,090	6.39	121,366	1,493	4.88
Total interest-earning assets	4,122,439	63,355	6.18	4,134,362	62,819	6.03
Other assets	298,117			271,767
Total assets	$4,420,556			$4,406,129
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$590,738	$1,426	0.97%	$594,805	$1,209	0.81%
Money market accounts	1,281,340	9,664	3.03	1,251,170	8,930	2.83
Savings accounts	191,747	43	0.09	198,522	45	0.09
Certificate accounts	887,618	9,185	4.16	818,698	8,105	3.93
Total interest-bearing deposits	2,951,443	20,318	2.77	2,863,195	18,289	2.53
Junior subordinated debt	10,029	236	9.46	10,005	239	9.48
Borrowings	103,155	1,571	6.13	156,619	2,368	6.00
Total interest-bearing liabilities	3,064,627	22,125	2.90	3,029,819	20,896	2.74
Noninterest-bearing deposits	810,114			837,048
Other liabilities	36,945			45,156
Total liabilities	3,911,686			3,912,023
Stockholders' equity	508,870			494,106
Total liabilities and stockholders' equity	$4,420,556			$4,406,129
Net earning assets	$1,057,812			$1,104,543
Average interest-earning assets to average interest-bearing liabilities	134.52%			136.46%
Non-tax-equivalent
Net interest income		$41,230			$41,923
Interest rate spread			3.28%			3.29%
Net interest margin(3)			4.02%			4.02%
Tax-equivalent(4)
Net interest income		$41,579			$42,264
Interest rate spread			3.32%			3.32%
Net interest margin(3)			4.06%			4.06%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Tax-equivalent results include adjustments to interest income of $349 and $341 for the three months ended March 31, 2024 and December 31, 2023, respectively, calculated based on a combined federal and state tax rate of 24%.
Total interest and dividend income for the three months ended March 31, 2024 increased $536,000, or 0.9%, compared to the three months ended December 31, 2023, which was driven by a $597,000, or 40.0%, increase in income on other investments and interest-bearing deposits due to the allocation of liquid funds in higher-yielding deposit accounts. Accretion income on acquired loans of $715,000 and $405,000 was recognized during the same periods, respectively, and was included in interest income on loans.

Total interest expense for the three months ended March 31, 2024 increased $1.2 million, or 5.9%, compared to the three months ended December 31, 2023. The increase was the result of both increases in the average cost of funds and average balances across interest-bearing deposit types, partially offset by a decline in average borrowings outstanding.
The following table shows the effects that changes in average balances (volume), including differences in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase / (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$(1,008)	$891	$(117)
Debt securities available for sale	(112)	168	56
Other interest-earning assets	96	501	597
Total interest-earning assets	(1,024)	1,560	536
Interest-bearing liabilities
Interest-bearing checking accounts	(28)	245	217
Money market accounts	82	652	734
Savings accounts	(2)	—	(2)
Certificate accounts	556	524	1,080
Junior subordinated debt	(3)	—	(3)
Borrowings	(830)	33	(797)
Total interest-bearing liabilities	(225)	1,454	1,229
Decrease in net interest income			$(693)
Provision for Credit Losses.  The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the current expected credit losses model.
The following table presents a breakdown of the components of the provision for credit losses:

	Three Months Ended
(Dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Provision for credit losses
Loans	$1,145	$4,050	$(2,905)	(72)%
Off-balance-sheet credit exposure	20	(690)	710	103
Total provision for credit losses	$1,165	$3,360	$(2,195)	(65)%
For the quarter ended March 31, 2024, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $2.3 million during the quarter:
•$0.1 million benefit driven by changes in the loan mix.
•$0.9 million benefit due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$0.2 million decrease in specific reserves on individually evaluated credits.
For the quarter ended December 31, 2023, the "loans" portion of the provision for credit losses was primarily the result of the following, offset by net charge-offs of $2.8 million during the quarter:
•$0.5 million benefit driven by changes in the loan mix.
•$0.9 million provision due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$0.8 million increase in specific reserves on individually evaluated credits.
For the quarters ended March 31, 2024 and December 31, 2023, the amounts recorded for off-balance-sheet credit exposure were the result of changes in the balance of loan commitments, loan mix and projected economic forecast as outlined above.

Noninterest Income.  Noninterest income for the three months ended March 31, 2024 increased $563,000, or 6.9%, when compared to the quarter ended December 31, 2023. Changes in the components of noninterest income are discussed below:

	Three Months Ended
(Dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$2,149	$2,368	$(219)	(9)%
Loan income and fees	678	423	255	60
Gain on sale of loans held for sale	1,457	1,037	420	41
BOLI income	1,835	2,152	(317)	(15)
Operating lease income	1,859	1,592	267	17
Loss on sale of premises and equipment	(9)	(248)	239	96
Other	842	924	(82)	(9)
Total noninterest income	$8,811	$8,248	$563	7%
•Loan income and fees: The increase was the result of loan servicing fee income returning to normal levels in the current quarter. The prior quarter included $150,000 of expense associated with the early payoff and/or charge-off of loans being serviced.
•Gain on sale of loans held for sale: The increase was primarily driven by SBA loans sold during the period. There were $12.9 million in sales of the guaranteed portion of SBA commercial loans with gains of $1.1 million for the quarter compared to $5.6 million sold and gains of $439,000 for the prior quarter. There were $15.3 million of residential mortgage loans originated for sale which were sold during the current quarter with gains of $316,000 compared to $20.5 million sold with gains of $417,000 in the prior quarter. Our hedging of mandatory commitments on the residential mortgage loan pipeline resulted in a gain of $55,000 for the quarter ended March 31, 2024 versus a loss of $142,000 for the quarter ended December 31, 2023. There were $7.8 million of HELOCs sold for a gain of $16,000 compared to $37.5 million sold with gains of $322,000 in the prior quarter. The decrease in the gain on sale of HELOCs was due to only one sale in the current quarter versus three sales in the prior quarter as well as a combined $78,000 in expense recorded in the current quarter to refund premiums previously received under sold loan recourse provisions and to establish a liability for potential future requests. No such expense was recorded in the prior quarter.
•BOLI income: The decrease was due to only $1.1 million in tax-free gains on death benefit proceeds in excess of the cash surrender value of the policies in the current quarter compared to $1.6 million in the prior quarter, partially offset by an increase in policy earnings as a result of the partial restructuring of the Company's BOLI policies, which was executed at the end of the prior quarter.
•Operating lease income: The increase was the result of an increase in the average outstanding balance as well as gains/losses incurred on previously leased equipment, where we recognized net losses of $145,000 and $192,000 in the quarters ended March 31, 2024 and December 31, 2023, respectively.
•Loss on sale of premises and equipment: During the quarter ended December 31, 2023, the Company recognized $625,000 of expense due to the impairment of the remaining right of use asset associated with a previously closed branch, partially offset by a $380,000 gain on the sale of a parcel of land.
Noninterest Expense.  Noninterest expense for the three months ended March 31, 2024 increased $83,000, or 0.3%, when compared to the three months ended December 31, 2023. Changes in the components of noninterest expense are discussed below:

	Three Months Ended
(Dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$16,976	$16,256	$720	4%
Occupancy expense, net	2,437	2,443	(6)	—
Computer services	3,088	3,002	86	3
Telephone, postage and supplies	585	603	(18)	(3)
Marketing and advertising	645	625	20	3
Deposit insurance premiums	554	702	(148)	(21)
Core deposit intangible amortization	762	860	(98)	(11)
Other	4,817	5,290	(473)	(9)
Total noninterest expense	$29,864	$29,781	$83	—%
•Salaries and employee benefits: The quarter-over-quarter increase was primarily the result of $389,000 in additional FICA taxes.
•Deposit insurance premiums: The decrease was due to a drop in the assessment rate the Company is charged for deposit insurance.
•Other: The decrease was primarily the result of a $173,000 decrease in fraud losses and $115,000 of severance expense included in the prior quarter related to staff reductions.
Income Taxes.  The amount of income tax expense is influenced by the amount of pre-tax income, tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rates for the three months ended March 31, 2024 and December 31, 2023 were 20.8% and 20.9%, respectively. In both periods, the effective tax rate was positively impacted by tax-free gains on BOLI death benefit proceeds of $1.1 million and $1.6 million, respectively.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023
General.  Total assets increased by $11.4 million to $4.7 billion and total liabilities decreased by $1.9 million to $4.2 billion, respectively, at March 31, 2024 as compared to December 31, 2023. The majority of these changes were the result of an increase in deposits, which, combined with amounts received from maturing investments, were used to fund growth in loans held for sale, pay down borrowings, and provide additional liquidity.
Cash and Cash Equivalents.  Total cash and cash equivalents increased $33.4 million, or 9.6%, to $380.5 million at March 31, 2024 from $347.1 million at December 31, 2023.
Debt Securities Available for Sale.  Debt securities available for sale decreased $6.1 million, or 4.8%, to $120.8 million at March 31, 2024 from $127.0 million at December 31, 2023. Outside of changes in value, the changes between periods were the result of $17.7 million in proceeds from the maturity, call and paydown of securities, partially offset by $12.0 million in purchases.
Loans Held for Sale. Loans held for sale increased $21.7 million, or 10.7%, to $223.5 million at March 31, 2024 from $201.8 million at December 31, 2023. This was driven by an increase of $32.7 million, or 19.5%, in HELOCs held for sale, partially offset by a $10.7 million, or 35.1%, decrease in SBA loans held for sale.
Loans, Net of Deferred Loan Fees and Costs.  Total loans increased $8.1 million, or 0.2%, to $3.6 billion at March 31, 2024. The following table illustrates the changes within the portfolio:

	As of		Change		Percent of Total
	March 31, 2024	December 31, 2023			March 31, 2024	December 31, 2023
(Dollars in thousands)			$	%
Commercial real estate loans
Construction and land development	$304,727	$305,269	$(542)	—%	8%	8%
Commercial real estate – owner occupied	532,547	536,545	(3,998)	(1)	15	15
Commercial real estate – non-owner occupied	881,143	875,694	5,449	1	24	24
Multifamily	89,692	88,623	1,069	1	2	2
Total commercial real estate loans	1,808,109	1,806,131	1,978	—	49	49
Commercial loans
Commercial and industrial	243,732	237,255	6,477	3	7	7
Equipment finance	462,649	465,573	(2,924)	(1)	13	13
Municipal leases	151,894	150,292	1,602	1	4	4
Total commercial loans	858,275	853,120	5,155	1	24	24
Residential real estate loans
Construction and land development	85,840	96,646	(10,806)	(11)	2	3
One-to-four family	605,570	584,405	21,165	4	17	16
HELOCs	184,274	185,878	(1,604)	(1)	5	5
Total residential real estate loans	875,684	866,929	8,755	1	24	24
Consumer loans	106,084	113,842	(7,758)	(7)	3	3
Total loans, net of deferred loan fees and costs	$3,648,152	$3,640,022	$8,130	—%	100%	100%
Asset Quality. Nonperforming assets, made up entirely of nonaccrual loans for both periods, increased by $865,000, or 4.5%, to $20.2 million, or 0.43% of total assets, at March 31, 2024 compared to $19.3 million, or 0.41% of total assets, at December 31, 2023. Consistent with last quarter, equipment finance loans, specifically smaller over-the-road truck loans, made up the largest portion of nonperforming assets at $6.6 million and $6.5 million, respectively, at these same dates. During the quarter, the Company elected to cease further originations within the transportation sector of equipment finance loans. The ratio of nonperforming loans to total loans was 0.55% at March 31, 2024 compared to 0.53% at December 31, 2023.
The ratio of classified assets to total assets decreased to 0.80% at March 31, 2024 from 0.90% at December 31, 2023 as classified assets decreased $4.6 million, or 11.0%, to $37.4 million at March 31, 2024 compared to $42.0 million at December 31, 2023. The decrease was primarily due to the upgrade of a $3.7 million commercial and industrial relationship and a $1.3 million owner-occupied commercial real estate relationship during the period.
Our individually evaluated loans are comprised of loans meeting certain dollar thresholds and those on nonaccrual status, and may be evaluated for reserve purposes using either the cash flow or collateral valuation method. As of March 31, 2024, there was $8.3 million in loans individually evaluated compared to $8.8 million at December 31, 2023.
Allowance for Credit Losses on Loans.  The ACL on loans was $47.5 million, or 1.30% of total loans, at March 31, 2024 compared to $48.6 million, or 1.34% of total loans, as of December 31, 2023. The drivers of this change are discussed in the "Comparison of Results of Operations for the Three Months Ended March 31, 2024 and December 31, 2023 – Provision for Credit Losses" section above.
Net loan charge-offs totaled $2.3 million for the three months ended March 31, 2024 compared to $2.8 million for the three months ended December 31, 2023. Annualized net charge-offs as a percentage of average assets were 0.24% for the three months ended March 31, 2024 compared to 0.29% for the three months ended December 31, 2023. The net charge-offs recognized the past two quarters have been concentrated in our equipment finance and SBA portfolios, with net charge-offs in these portfolios totaling $2.8 million and $0.9 million, respectively.

Other Assets.  Other assets decreased by $40.2 million, or 37.4%, to $67.2 million at March 31, 2024 from $107.4 million at December 31, 2023. During the quarter ended December 31, 2023, we had established a $47.9 million receivable for proceeds from the redemption of BOLI policies. The decrease between periods was due to the collection of $41.3 million of this receivable.
Deposits.  The following table summarizes the composition of our deposit portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Core deposits
Noninterest-bearing accounts	$773,901	$784,950	$(11,049)	(1)%
NOW accounts	600,561	591,270	9,291	2
Money market accounts	1,308,467	1,246,807	61,660	5
Savings accounts	191,302	194,486	(3,184)	(2)
Total core deposits	2,874,231	2,817,513	56,718	2
Certificates of deposit	925,576	843,860	81,716	10
Total	$3,799,807	$3,661,373	$138,434	4%
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction, indirect auto, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At March 31, 2024, the Company had the ability to borrow $170.0 million through FHLB advances and $80.6 million through the unused portion of a line of credit with the FRB. At this same date, the Company maintained revolving lines of credit with three unaffiliated banks, the unused portion of which totaled $149.5 million. HomeTrust had drawn $15.5 million on a $40.0 million revolving line of credit which bears interest at The Wall Street Journal prime rate plus 50 basis points, maturing on January 28, 2025, although the term may be extended for an additional year if no events of default have occurred.
Additionally, we classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our securities portfolio is of high quality, of short duration, and the securities would therefore be readily marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At March 31, 2024, brokered deposits totaled $392.2 million, or 10.3% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and debt securities, including MBS. On a stand-alone level we are a separate legal entity from the Bank and must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2024, we (on an unconsolidated basis) had liquid assets of $189,000.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals and to fund loan commitments. At March 31, 2024, the total approved loan commitments and unused lines of credit outstanding amounted to $249.3 million and $690.5 million, respectively, as compared to $240.9 million and $690.6 million as of December 31, 2023. Certificates of deposit scheduled to mature in one year or less at March 31, 2024 totaled $886.7 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this strategy, we believe that a majority of maturing deposits will be retained.
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
At March 31, 2024, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. Consistent with the Company's goals to operate a sound and profitable organization, its policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at March 31, 2024 under applicable regulatory requirements.
HomeTrust Bancshares, Inc.'s and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
March 31, 2024
CET1 Capital (to risk-weighted assets)	$476,029	11.68%	$183,419	4.50%	$264,939	6.50%
Tier I Capital (to total adjusted assets)	486,074	11.09	175,321	4.00	219,151	5.00
Tier I Capital (to risk-weighted assets)	486,074	11.93	244,559	6.00	326,079	8.00
Total Risk-based Capital (to risk-weighted assets)	532,770	13.07	326,079	8.00	407,599	10.00

December 31, 2023
CET1 Capital (to risk-weighted assets)	$463,946	11.33%	$184,256	4.50%	$266,148	6.50%
Tier I Capital (to total adjusted assets)	473,966	10.84	174,910	4.00	218,638	5.00
Tier I Capital (to risk-weighted assets)	473,966	11.58	245,675	6.00	327,567	8.00
Total Risk-based Capital (to risk-weighted assets)	517,942	12.65	327,567	8.00	409,458	10.00

HomeTrust Bank
March 31, 2024
CET1 Capital (to risk-weighted assets)	$494,309	12.13%	$183,417	4.50%	$264,935	6.50%
Tier I Capital (to total adjusted assets)	494,309	11.28	175,284	4.00	219,105	5.00
Tier I Capital (to risk-weighted assets)	494,309	12.13	244,556	6.00	326,074	8.00
Total Risk-based Capital (to risk-weighted assets)	541,005	13.27	326,074	8.00	407,593	10.00

December 31, 2023
CET1 Capital (to risk-weighted assets)	$484,238	11.83%	$184,249	4.50%	$266,137	6.50%
Tier I Capital (to total adjusted assets)	484,238	11.08	174,849	4.00	218,562	5.00
Tier I Capital (to risk-weighted assets)	484,238	11.83	245,665	6.00	327,553	8.00
Total Risk-based Capital (to risk-weighted assets)	528,214	12.90	327,553	8.00	409,442	10.00
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
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of March 31, 2024, the Company's and Bank's risk-based capital exceeded the required capital contribution buffer.
Dividends paid by HomeTrust Bank are limited, without regulatory approval, to current year earnings and earnings less dividends paid during the preceding two years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has not been any material change in the market risk disclosures contained in our 2023 Form 10-KT.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2024, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2024, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief

Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The "Litigation" section of "Note 12 – Commitments and Contingencies" to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the 2023 Form 10-KT.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Not applicable
(b) Not applicable
(c) Not applicable

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plans	Maximum # of Shares that May Yet Be Purchased Under Publicly Announced Plans
January 1 - January 31, 2024	—	$—	—	266,639
February 1 - February 29, 2024	—	—	—	266,639
March 1 - March 31, 2024	—	—	—	266,639
Total	—	$—	—	266,639
No stock was repurchased during the three months ended March 31, 2024.
Item 3. Defaults Upon Senior Securities
Nothing to report.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Plans: During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

3.1	Charter of HomeTrust Bancshares, Inc.	(d)
3.2	Amended and Restated Bylaws of HomeTrust Bancshares, Inc.	(s)
10.1	HomeTrust Bancshares, Inc. Senior Leadership Incentive Plan (formerly known as Operating Committee Incentive Program)	(f)
10.2	Amended and Restated Employment and Transition Agreement between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(a)
10.3	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(b)

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

10.3B	Amendment No. 2 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.3C	Amendment No. 3 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(o)
10.3D	Amendment No. 4 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(e)
10.4	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony J. VunCannon	(g)
10.4A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony VunCannon	(a)
10.5	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(d)
10.6	Amendment No. 1 to SERP	(m)
10.7	Amendment No. 2 to SERP	(l)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(d)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(d)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(d)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(d)
10.7E	SERP Joinder Agreement for Stan Allen	(d)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(d)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(d)
10.7H	SERP Joinder Agreement for William T. Flynt	(d)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(i)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(d)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(d)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(d)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(d)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(d)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(d)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(d)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(d)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(d)
10.9A	Amendment No. 1 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9B	Form of Joinder Agreement Under the HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9C	Amendment No. 2 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(r)
10.9D	Amendment No. 3 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(t)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(d)
10.10A	Amendment No. 1 to HomeTrust Bank 2005 Deferred Compensation Plan	(m)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(d)
10.11A	Amendment No. 1 to HomeTrust Bank Pre-2005 Deferred Compensation Plan	(m)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”)	(j)
10.12A	Form of Incentive Stock Option Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12B	Form of Non-Qualified Stock Option Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12C	Form of Stock Appreciation Right Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12D	Form of Restricted Stock Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12E	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.13	HomeTrust Bancshares, Inc. 2022 Omnibus Incentive Plan (“2022 Omnibus Incentive Plan”)	(q)
10.13A	Form of Non-Qualified Stock Option Award Agreement under the Registrant’s 2022 Omnibus Incentive Plan	(u)
10.13B	Form of Restricted Stock Award Agreement for Employees under the Registrant’s 2022 Omnibus Incentive Plan	(u)
10.13C	Form of Restricted Stock Award Agreement for Directors under the Registrant’s 2022 Omnibus Incentive Plan	(u)
10.14	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(c)

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

10.14A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(a)
10.15	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(g)
10.15A	Amendment No. 1 to Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(a)
10.16	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and John Sprink	(s)
10.17	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(r)
10.17A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(a)
10.18	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Megan Pelletier	(a)
10.19	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Lora Jex	(p)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
97	Policy Relating to Recovery of Erroneously Awarded Compensation	97
101	The following materials from HomeTrust Bancshares’ Transition Report on Form 10-KT for the six-month transition period ended December 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
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
(b)Filed as an exhibit to HomeTrust Bancshares’s Current Report on Form 8-K filed on September 25, 2018 (File No. 001-35593).
(c)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-35593).
(d)Filed as an exhibit to HomeTrust Bancshares’s Registration Statement on Form S-1 (File No. 333-178817) filed on December 29, 2011.
(e)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on May 24, 2022 (File No. 001-35593).
(f)Filed as an exhibit to HomeTrust Bancshares's Transition Report on Form 10-KT for the-six month transition period ended December 31, 2023 (File No. 001-35593).
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

HOMETRUST BANCSHARES, INC.

Date: May 8, 2024	By:	/s/ C. Hunter Westbrook
C. Hunter Westbrook
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 8, 2024	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)