Form 10-Q
period 2024-06-30
HomeTrust Bancshares, Inc.
filed 2024-08-09
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 17,498,439 shares of common stock, par value of $0.01 per share, issued and outstanding as of August 2, 2024.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	June 30, 2024	December 31, 2023
Assets
Cash	$18,382	$18,307
Interest-bearing deposits	275,808	328,833
Cash and cash equivalents	294,190	347,140
Certificates of deposit in other banks	32,131	34,722
Debt securities available for sale, at fair value (amortized cost of $137,212 and $128,964 at June 30, 2024 and December 31, 2023, respectively)	134,135	126,950
FHLB and FRB stock	19,637	18,393
SBIC investments, at cost	15,462	13,789
Loans held for sale, at fair value	1,614	3,359
Loans held for sale, at the lower of cost or fair value	224,976	198,433
Loans, net of deferred loan fees and costs	3,701,454	3,640,022
Allowance for credit losses – loans	(49,223)	(48,641)
Loans, net	3,652,231	3,591,381
Premises and equipment, net	69,880	70,937
Accrued interest receivable	18,412	16,902
Deferred income taxes, net	10,512	11,796
BOLI	89,176	88,257
Goodwill	34,111	34,111
Core deposit intangibles, net	7,730	9,059
Other assets	66,667	107,404
Total assets	$4,670,864	$4,672,633
Liabilities and stockholders' equity
Liabilities
Deposits	$3,707,779	$3,661,373
Junior subordinated debt	10,070	10,021
Borrowings	364,513	433,763
Other liabilities	64,874	67,583
Total liabilities	4,147,236	4,172,740
Commitments and contingencies – See Note 12
Stockholders' equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,437,326 shares issued and outstanding at June 30, 2024; 17,387,069 at December 31, 2023	175	174
Additional paid in capital	172,907	172,366
Retained earnings	357,147	333,401
Unearned ESOP shares	(4,232)	(4,497)
Accumulated other comprehensive loss	(2,369)	(1,551)
Total stockholders' equity	523,628	499,893
Total liabilities and stockholders' equity	$4,670,864	$4,672,633
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest and dividend income
Loans	$62,161	$56,122	$122,113	$104,030
Debt securities available for sale	1,495	1,338	2,808	2,521
Other investments and interest-bearing deposits	1,758	1,671	3,848	3,246
Total interest and dividend income	65,414	59,131	128,769	109,797
Interest expense
Deposits	21,683	12,662	42,001	20,526
Junior subordinated debt	234	218	470	327
Borrowings	1,331	2,355	2,902	3,594
Total interest expense	23,248	15,235	45,373	24,447
Net interest income	42,166	43,896	83,396	85,350
Provision for credit losses	4,260	405	5,425	9,165
Net interest income after provision for credit losses	37,906	43,491	77,971	76,185
Noninterest income
Service charges and fees on deposit accounts	2,354	2,393	4,503	4,649
Loan income and fees	647	792	1,325	1,354
Gain on sale of loans held for sale	1,828	1,109	3,285	2,920
BOLI income	807	573	2,642	1,095
Operating lease income	1,591	1,225	3,450	2,730
Gain (loss) on sale of premises and equipment	—	82	(9)	982
Other	886	714	1,728	1,468
Total noninterest income	8,113	6,888	16,924	15,198
Noninterest expense
Salaries and employee benefits	16,608	16,676	33,584	32,922
Occupancy expense, net	2,419	2,600	4,856	5,067
Computer services	3,116	3,302	6,204	6,213
Telephone, postage and supplies	580	677	1,165	1,290
Marketing and advertising	606	696	1,251	1,068
Deposit insurance premiums	531	549	1,085	1,161
Core deposit intangible amortization	567	859	1,329	1,465
Merger-related expenses	—	—	—	4,741
Other	5,783	5,552	10,600	9,817
Total noninterest expense	30,210	30,911	60,074	63,744
Income before income taxes	15,809	19,468	34,821	27,639
Income tax expense	3,391	4,455	7,336	5,892
Net income	$12,418	$15,013	$27,485	$21,747
Per share data
Net income per common share
Basic	$0.73	$0.91	$1.61	$1.31
Diluted	$0.73	$0.90	$1.61	$1.30
Average shares outstanding
Basic	16,883,028	16,774,661	16,871,383	16,400,370
Diluted	16,904,098	16,781,923	16,888,550	16,427,587
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$12,418	$15,013	$27,485	$21,747
Other comprehensive loss
Unrealized holding losses on debt securities available for sale
Losses arising during the period	(278)	(1,385)	(1,063)	(476)
Deferred income tax benefit	64	319	245	109
Total other comprehensive loss	(214)	(1,066)	(818)	(367)
Comprehensive income	$12,204	$13,947	$26,667	$21,380
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended June 30, 2024
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	17,444,787	$175	$172,919	$346,598	$(4,364)	$(2,155)	$513,173
Net income	—	—	—	12,418	—	—	12,418
Cash dividends declared on common stock, $0.11/common share	—	—	—	(1,869)	—	—	(1,869)
Common stock repurchased	(23,483)	—	(645)	—	—	—	(645)
Granted restricted stock	16,022	—	—	—	—	—	—
Share-based compensation expense	—	—	409	—	—	—	409
ESOP compensation expense	—	—	224	—	132	—	356
Other comprehensive loss	—	—	—	—	—	(214)	(214)
Balance at June 30, 2024	17,437,326	$175	$172,907	$357,147	$(4,232)	$(2,369)	$523,628

	(Unaudited)
	Three Months Ended June 30, 2023
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	17,370,063	$174	$170,670	$295,325	$(4,893)	$(3,034)	$458,242
Net income	—	—	—	15,013	—	—	15,013
Cash dividends declared on common stock, $0.10/common share	—	—	—	(1,687)	—	—	(1,687)
Forfeited restricted stock	(3,890)	—	—	—	—	—	—
Exercised stock options	500	—	9	—	—	—	9
Share-based compensation expense	—	—	389	—	—	—	389
ESOP compensation expense	—	—	154	—	132	—	286
Other comprehensive loss	—	—	—	—	—	(1,066)	(1,066)
Balance at June 30, 2023	17,366,673	$174	$171,222	$308,651	$(4,761)	$(4,100)	$471,186
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Six Months Ended June 30, 2024
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	17,387,069	$174	$172,366	$333,401	$(4,497)	$(1,551)	$499,893
Net income	—	—	—	27,485	—	—	27,485
Cash dividends declared on common stock, $0.22/ common share	—	—	—	(3,739)	—	—	(3,739)
Common stock repurchased	(23,483)	—	(645)	—	—	—	(645)
Retired stock	(8,762)	—	(233)	—	—	—	(233)
Granted restricted stock	72,502	—	—	—	—	—	—
Exercised stock options	10,000	1	158	—	—	—	159
Share-based compensation expense	—	—	822	—	—	—	822
ESOP compensation expense	—	—	439	—	265	—	704
Other comprehensive loss	—	—	—	—	—	(818)	(818)
Balance at June 30, 2024	17,437,326	$175	$172,907	$357,147	$(4,232)	$(2,369)	$523,628

	(Unaudited)
	Six Months Ended June 30, 2023
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	15,673,595	$157	$128,486	$290,271	$(5,026)	$(3,733)	$410,155
Net income	—	—	—	21,747	—	—	21,747
Cash dividends declared on common stock, $0.20/common share	—	—	—	(3,367)	—	—	(3,367)
Forfeited restricted stock	(3,890)	—	—	—	—	—	—
Retired stock	(9,066)	—	(249)	—	—	—	(249)
Granted restricted stock	53,339	—	—	—	—	—	—
Stock issued for Quantum acquisition	1,374,646	14	37,720	—	—	—	37,734
Exercised stock options	278,049	3	4,072	—	—	—	4,075
Share-based compensation expense	—	—	823	—	—	—	823
ESOP compensation expense	—	—	370	—	265	—	635
Other comprehensive loss	—	—	—	—	—	(367)	(367)
Balance at June 30, 2023	17,366,673	$174	$171,222	$308,651	$(4,761)	$(4,100)	$471,186
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$27,485	$21,747
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	5,425	9,165
Depreciation and amortization of premises and equipment and equipment for operating leases	5,562	4,703
Deferred income tax expense (benefit)	1,528	(998)
Net accretion of purchase accounting adjustments on loans	(1,393)	(1,325)
Net amortization and accretion	3,207	2,879
SBIC investments income	(604)	(875)
Loss (gain) on sale of premises and equipment	9	(982)
Loss on sale or writedown of REO	—	89
Loss incurred at the end of operating leases - lessor	787	262
BOLI income	(2,642)	(1,095)
Gain on sale of loans held for sale	(3,285)	(2,920)
Origination of loans held for sale	(139,054)	(194,796)
Proceeds from sales of loans held for sale	106,824	97,728
New deferred loan origination (costs) fees, net	(1,302)	31
Increase in accrued interest receivable and other assets	(4,517)	(5,201)
Share-based compensation expense	822	823
ESOP compensation expense	704	635
Increase (decrease) in other liabilities	(2,668)	4,214
Net cash used in operating activities	(3,112)	(65,916)
Investing activities
Purchase of debt securities available for sale	(27,475)	(22,631)
Proceeds from maturities, calls and paydowns of debt securities available for sale	19,778	29,196
Purchases of CDs in other banks	(2,485)	(8,711)
Proceeds from maturities of CDs in other banks	5,076	4,930
Net purchases of FHLB and FRB stock	(1,244)	(5,422)
Net capital contributions in SBIC investments, at cost	(1,069)	(1,638)
Net increase in loans	(54,713)	(105,659)
Purchase of BOLI	(11)	(76)
Collection of receivable representing proceeds from redemption of BOLI policies	43,584	—
Death benefit proceeds from BOLI policies	2,363	—
Purchase of equipment for operating leases	(10,441)	(6,415)
Proceeds from sale of equipment for operating leases - lessor	4,912	4,487
Purchase of premises and equipment	(811)	(2,263)
Proceeds from sale of premises and equipment and assets held for sale	—	2,332
Proceeds from sale of REO	—	108
Net cash received in merger	—	30,601
Net cash used in investing activities	(22,536)	(81,161)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	Unaudited
	Six Months Ended June 30,
	2024	2023
Financing activities
Net increase (decrease) in deposits	46,406	(17,454)
Net increase (decrease) in revolving line of credit	(6,250)	20,263
Net increase (decrease) in short-term borrowings	(63,000)	307,000
Repayment of long-term borrowings	—	(24,728)
Common stock repurchased	(645)	—
Cash dividends paid	(3,739)	(3,367)
Retired stock	(233)	(249)
Exercised stock options	159	4,075
Net cash provided by (used in) financing activities	(27,302)	285,540
Net increase (decrease) in cash and cash equivalents	(52,950)	138,463
Cash and cash equivalents at beginning of period	347,140	165,034
Cash and cash equivalents at end of period	$294,190	$303,497

Supplemental disclosures
Cash paid during the period for
Interest	$43,014	$21,224
Income taxes	10,291	6,523
Noncash transactions
Unrealized loss in value of debt securities available for sale, net of income taxes	$(818)	$(367)
Transfer of loans held for sale to loans held for investment	11,283	9,584
ROU asset and lease liabilities for operating lease accounting	—	3,071
Business combinations
Fair value of assets acquired	$—	$665,090
Fair value of liabilities assumed	—	610,188
Net assets acquired	$—	$54,902
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-KT for the six-month transition period ended December 31, 2023 ("2023 Form 10-KT") filed with the SEC on March 12, 2024. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024, the period which will be covered on a Report on Form 10-K.
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
Prior Period Disclosure Correction
Within "Note 6 – Loans and Allowance for Credit Losses on Loans", the tables disclosing our credit risk profile by origination year as of December 31, 2023, beginning on page 18 of this document, reflect the correction of an immaterial error in the prior period disclosure. The correction of the disclosure error redistributed $264,101 in loans from the "Revolving" columns to the "Term Loans By Origination Fiscal Year" columns. The error's only impact was to the identified disclosure and therefore had no effect on net income or stockholders' equity as previously reported.
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
The following table provides a summary of the assets acquired, liabilities assumed, associated preliminary fair value adjustments and provisional period adjustments by the Company as of the merger date. As provided for under US GAAP, management had up to 12 months following the date of merger to finalize the fair value adjustments. Management completed its evaluation in the first quarter of calendar year 2024, and the values in the table below are considered final.

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
4.    Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$128,743	$810	$(2,971)	$126,582
Municipal bonds	3,469	—	(91)	3,378
Corporate bonds	5,000	—	(825)	4,175
Total	$137,212	$810	$(3,887)	$134,135

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$105,477	$1,194	$(2,172)	$104,499
Municipal bonds	3,487	—	(78)	3,409
Corporate bonds	20,000	—	(958)	19,042
Total	$128,964	$1,194	$(3,208)	$126,950
Debt securities available for sale by contractual maturity at June 30, 2024 and December 31, 2023 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	June 30, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$1,528	$1,514
Due after one year through five years	1,941	1,864
Due after five years through ten years	5,000	4,175
Due after ten years	—	—
MBS, residential	128,743	126,582
Total	$137,212	$134,135

	December 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$15,000	$14,848
Due after one year through five years	3,487	3,409
Due after five years through ten years	5,000	4,194
Due after ten years	—	—
MBS, residential	105,477	104,499
Total	$128,964	$126,950
The Company had no sales of debt securities available for sale and no gross realized gains or losses were recognized during the six months ended June 30, 2024 and 2023.
Debt securities available for sale with amortized costs totaling $25,712 and $43,846 and market values of $25,224 and $42,329 at June 30, 2024 and December 31, 2023, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The gross unrealized losses and the fair value for debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$24,755	$(162)	$77,572	$(2,809)	$102,327	$(2,971)
Municipal bonds	—	—	3,378	(91)	3,378	(91)
Corporate bonds	—	—	3,425	(825)	3,425	(825)
Total	$24,755	$(162)	$84,375	$(3,725)	$109,130	$(3,887)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$46,978	$(393)	$35,200	$(1,779)	$82,178	$(2,172)
Municipal bonds	—	—	3,409	(78)	3,409	(78)
Corporate bonds	618	(132)	17,674	(826)	18,292	(958)
Total	$47,596	$(525)	$56,283	$(2,683)	$103,879	$(3,208)
The total number of securities with unrealized losses at June 30, 2024 and December 31, 2023 were 181 and 187, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of June 30, 2024 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Accounting Policies" in our 2023 Form 10-KT for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring ECL on investment securities and does not record an ACL on accrued interest receivable. As of June 30, 2024 and December 31, 2023, accrued interest receivable for debt securities available for sale was $542 and $469, respectively.
5.    Loans Held For Sale
Loans held for sale, at the lower of cost or fair value, consist of the following as of the dates indicated:

	June 30, 2024	December 31, 2023
SBA	$20,259	$30,650
HELOCs	204,717	167,783
Total loans held for sale, at the lower of cost or fair value	$224,976	$198,433
The carrying balance of loans held for sale, at fair value, was $1,614 and $3,359 at June 30, 2024 and December 31, 2023, respectively, while the amortized cost of these loans was $1,579 and $3,286 at the same dates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
6.    Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated(1):

	June 30, 2024	December 31, 2023
Commercial real estate loans
Construction and land development	$316,050	$305,269
Commercial real estate – owner occupied	545,631	536,545
Commercial real estate – non-owner occupied	892,653	875,694
Multifamily	92,292	88,623
Total commercial real estate loans	1,846,626	1,806,131
Commercial loans
Commercial and industrial	266,136	237,255
Equipment finance	461,010	465,573
Municipal leases	152,509	150,292
Total commercial loans	879,655	853,120
Residential real estate loans
Construction and land development	70,679	96,646
One-to-four family	621,196	584,405
HELOCs	188,465	185,878
Total residential real estate loans	880,340	866,929
Consumer loans	94,833	113,842
Total loans, net of deferred loan fees and costs	3,701,454	3,640,022
ACL on loans	(49,223)	(48,641)
Loans, net	$3,652,231	$3,591,381
(1)    At June 30, 2024 and December 31, 2023 accrued interest receivable of $17,680 and $16,218, respectively, was accounted for separately from the amortized cost basis.
All qualifying one-to-four family loans, HELOCs, commercial real estate loans and FHLB of Atlanta stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers, directors and their associates during the ordinary course of business. The aggregate amount of loans to such related parties totaled approximately $0 and $209 at June 30, 2024 and December 31, 2023, respectively. In relation to these loans are unfunded commitments that totaled approximately $3 at both June 30, 2024 and December 31, 2023, respectively.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present the credit risk profile by risk grade for commercial real estate, commercial, residential real estate and consumer loans by origination year as of June 30, 2024. Also included in the tables detailing loan balances are gross charge-offs for the six months ended June 30, 2024.

	Term Loans By Origination Fiscal Year
June 30, 2024	2024	2023-S(1)	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$56,198	$70,258	$73,421	$63,005	$37,351	$7,204	$7,400	$314,837
Special mention	—	—	—	—	1,213	—	—	1,213
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$56,198	$70,258	$73,421	$63,005	$38,564	$7,204	$7,400	$316,050

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate – owner occupied
Risk rating
Pass	$30,692	$36,172	$68,222	$100,914	$85,955	$212,990	$4,539	$539,484
Special mention	—	—	151	135	443	2,267	—	2,996
Substandard	—	—	259	664	1	2,019	—	2,943
Doubtful	—	—	—	—	—	208	—	208
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – owner occupied	$30,692	$36,172	$68,632	$101,713	$86,399	$217,484	$4,539	$545,631

Current period gross charge-offs	$—	$—	$—	$—	$—	$208	$—	$208

Commercial real estate – non-owner occupied
Risk rating
Pass	$39,889	$13,541	$100,512	$153,417	$182,268	$358,719	$8,471	$856,817
Special mention	—	—	3,680	3,846	—	15,261	—	22,787
Substandard	—	—	3,078	—	—	9,971	—	13,049
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – non-owner occupied	$39,889	$13,541	$107,270	$157,263	$182,268	$383,951	$8,471	$892,653

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Risk rating
Pass	$9,569	$5,508	$6,605	$19,613	$20,940	$29,707	$—	$91,942
Special mention	—	—	—	—	—	88	—	88
Substandard	—	—	—	—	—	262	—	262
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$9,569	$5,508	$6,605	$19,613	$20,940	$30,057	$—	$92,292

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate
Risk rating
Pass	$136,348	$125,479	$248,760	$336,949	$326,514	$608,620	$20,410	$1,803,080
Special mention	—	—	3,831	3,981	1,656	17,616	—	27,084
Substandard	—	—	3,337	664	1	12,252	—	16,254
Doubtful	—	—	—	—	—	208	—	208
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$136,348	$125,479	$255,928	$341,594	$328,171	$638,696	$20,410	$1,846,626

Total current period gross charge-offs	$—	$—	$—	$—	$—	$208	$—	$208
(1)As previously announced, on July 24, 2023, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31. "2023-S" represents the six-month transition period ended December 31, 2023. All subsequent periods are based on a calendar year end.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
June 30, 2024	2024	2023-S(1)	2023	2022	2021	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$28,093	$24,073	$45,428	$39,842	$12,002	$26,227	$80,820	$256,485
Special mention	—	—	380	473	116	2,247	163	3,379
Substandard	—	279	1,077	1,333	426	1,335	24	4,474
Doubtful	—	—	895	—	—	494	100	1,489
Loss	—	—	—	178	—	131	—	309
Total commercial and industrial	$28,093	$24,352	$47,780	$41,826	$12,544	$30,434	$81,107	$266,136

Current period gross charge-offs	$—	$—	$527	$480	$51	$260	$—	$1,318

Equipment finance
Risk rating
Pass	$75,551	$75,982	$148,323	$87,970	$41,286	$18,421	$—	$447,533
Special mention	—	99	871	1,035	555	317	—	2,877
Substandard	—	—	—	3,058	—	119	—	3,177
Doubtful	—	135	3,248	3,198	715	127	—	7,423
Loss	—	—	—	—	—	—	—	—
Total equipment finance	$75,551	$76,216	$152,442	$95,261	$42,556	$18,984	$—	$461,010

Current period gross charge-offs	$—	$—	$1,640	$1,259	$347	$244	$—	$3,490

Municipal leases
Risk rating
Pass	$4,719	$20,024	$26,196	$23,824	$25,827	$51,919	$—	$152,509
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$4,719	$20,024	$26,196	$23,824	$25,827	$51,919	$—	$152,509

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial
Risk rating
Pass	$108,363	$120,079	$219,947	$151,636	$79,115	$96,567	$80,820	$856,527
Special mention	—	99	1,251	1,508	671	2,564	163	6,256
Substandard	—	279	1,077	4,391	426	1,454	24	7,651
Doubtful	—	135	4,143	3,198	715	621	100	8,912
Loss	—	—	—	178	—	131	—	309
Total commercial	$108,363	$120,592	$226,418	$160,911	$80,927	$101,337	$81,107	$879,655

Total current period gross charge-offs	$—	$—	$2,167	$1,739	$398	$504	$—	$4,808

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
June 30, 2024	2024	2023-S(1)	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$4,531	$17,120	$32,613	$12,598	$2,974	$708	$—	$70,544
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	135	—	135
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$4,531	$17,120	$32,613	$12,598	$2,974	$843	$—	$70,679

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One-to-four family
Risk rating
Pass	$21,318	$19,025	$138,684	$151,406	$105,441	$169,107	$10,696	$615,677
Special mention	—	—	—	—	—	350	—	350
Substandard	—	—	605	255	—	4,293	—	5,153
Doubtful	—	—	—	—	—	16	—	16
Loss	—	—	—	—	—	—	—	—
Total one-to-four family	$21,318	$19,025	$139,289	$151,661	$105,441	$173,766	$10,696	$621,196

Current period gross charge-offs	$—	$—	$—	$7	$—	$5	$—	$12

HELOCs
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$185,642	$185,642
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	2,823	2,823
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOCs	$—	$—	$—	$—	$—	$—	$188,465	$188,465

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$48	$48

Total residential real estate
Risk rating
Pass	$25,849	$36,145	$171,297	$164,004	$108,415	$169,815	$196,338	$871,863
Special mention	—	—	—	—	—	350	—	350
Substandard	—	—	605	255	—	4,428	2,823	8,111
Doubtful	—	—	—	—	—	16	—	16
Loss	—	—	—	—	—	—	—	—
Total residential real estate	$25,849	$36,145	$171,902	$164,259	$108,415	$174,609	$199,161	$880,340

Total current period gross charge-offs	$—	$—	$—	$7	$—	$5	$48	$60

	Term Loans By Origination Fiscal Year
June 30, 2024	2024	2023-S(1)	2023	2022	2021	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$4,537	$22,478	$41,888	$11,317	$7,403	$5,735	$244	$93,602
Special mention	—	—	—	—	—	—	—	—
Substandard	108	126	483	135	148	205	19	1,224
Doubtful	—	—	4	—	3	—	—	7
Loss	—	—	—	—	—	—	—	—
Total consumer	$4,645	$22,604	$42,375	$11,452	$7,554	$5,940	$263	$94,833

Total current period gross charge-offs	$6	$85	$268	$189	$66	$35	$2	$651

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present the credit risk profile by risk grade for commercial real estate, commercial, residential real estate and consumer loans by origination year as of December 31, 2023(2). Also included in the tables detailing loan balances are gross charge-offs for the year ended December 31, 2023.

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
(1)As previously announced, on July 24, 2023, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31. "2023-S" represents the six-month transition period ended December 31, 2023. All subsequent periods are based on a calendar year end.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present aging analyses of past due loans (including nonaccrual loans) by segment and class for the periods indicated:

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
June 30, 2024
Commercial real estate
Construction and land development	$1,213	$—	$1,213	$314,837	$316,050
Commercial real estate – owner occupied	625	589	1,214	544,417	545,631
Commercial real estate – non-owner occupied	957	—	957	891,696	892,653
Multifamily	—	—	—	92,292	92,292
Total commercial real estate	2,795	589	3,384	1,843,242	1,846,626
Commercial
Commercial and industrial	1,008	2,606	3,614	262,522	266,136
Equipment finance	6,972	3,384	10,356	450,654	461,010
Municipal leases	—	—	—	152,509	152,509
Total commercial	7,980	5,990	13,970	865,685	879,655
Residential real estate
Construction and land development	—	132	132	70,547	70,679
One-to-four family	1,062	913	1,975	619,221	621,196
HELOCs	763	1,202	1,965	186,500	188,465
Total residential real estate	1,825	2,247	4,072	876,268	880,340
Consumer	704	207	911	93,922	94,833
Total loans	$13,304	$9,033	$22,337	$3,679,117	$3,701,454

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
December 31, 2023
Commercial real estate
Construction and land development	$—	$—	$—	$305,269	$305,269
Commercial real estate – owner occupied	657	501	1,158	535,387	536,545
Commercial real estate – non-owner occupied	4,032	—	4,032	871,662	875,694
Multifamily	—	—	—	88,623	88,623
Total commercial real estate	4,689	501	5,190	1,800,941	1,806,131
Commercial
Commercial and industrial	974	2,667	3,641	233,614	237,255
Equipment finance	5,411	4,019	9,430	456,143	465,573
Municipal leases	—	—	—	150,292	150,292
Total commercial	6,385	6,686	13,071	840,049	853,120
Residential real estate
Construction and land development	—	132	132	96,514	96,646
One-to-four family	958	1,068	2,026	582,379	584,405
HELOCs	1,240	1,622	2,862	183,016	185,878
Total residential real estate	2,198	2,822	5,020	861,909	866,929
Consumer	535	301	836	113,006	113,842
Total loans	$13,807	$10,310	$24,117	$3,615,905	$3,640,022

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the six months ended June 30, 2024.

	June 30, 2024	December 31, 2023	90 Days+ & Still Accruing as of June 30, 2024	Nonaccrual with No ACL as of June 30, 2024	Interest Income Recognized
Commercial real estate
Commercial real estate – owner occupied	$1,516	$912	$—	$—	$18
Commercial real estate – non-owner occupied	4,035	4,032	—	—	26
Multifamily	63	74	—	—	3
Total commercial real estate	5,614	5,018	—	—	47
Commercial
Commercial and industrial	4,362	2,774	—	166	46
Equipment finance	10,741	6,463	—	3,085	134
Total commercial	15,103	9,237	—	3,251	180
Residential real estate
Construction and land development	132	132	—	—	—
One-to-four family	1,910	2,205	—	—	48
HELOCs	1,975	2,173	—	—	26
Total residential real estate	4,017	4,510	—	—	74
Consumer	535	568	—	—	11
Total loans	$25,269	$19,333	$—	$3,251	$312
The following tables present analyses of the ACL on loans by segment for the periods indicated. In addition to the provision (benefit) for credit losses on loans presented below, benefits of $40 and $20 for off-balance sheet credit exposures were recorded for the three and six months ended June 30, 2024, respectively, while no provision for commercial paper was recorded for either period. Benefits of $505 and $105 for off-balance sheet credit exposures were recorded for the three and six months ended June 30, 2023, respectively, while no provision for commercial paper was recorded for either period. In addition, for the six month's ended June 30, 2023, $4,921 and $369 of the provision for credit losses was recognized to establish ACLs on Quantum's loan portfolio and off-balance sheet credit exposure, respectively.

	Three Months Ended June 30, 2024
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$19,953	$16,620	$9,157	$1,772	$47,502
Provision (benefit) for credit losses	586	3,885	(123)	(48)	4,300
Charge-offs	—	(2,423)	(40)	(320)	(2,783)
Recoveries	—	33	109	62	204
Net (charge-offs) recoveries	—	(2,390)	69	(258)	(2,579)
Balance at end of period	$20,539	$18,115	$9,103	$1,466	$49,223

	Three Months Ended June 30, 2023
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$21,613	$14,658	$9,122	$2,110	$47,503
Provision (benefit) for credit losses	(923)	1,688	126	19	910
Charge-offs	—	(1,179)	(66)	(256)	(1,501)
Recoveries	—	49	102	130	281
Net (charge-offs) recoveries	—	(1,130)	36	(126)	(1,220)
Balance at end of period	$20,690	$15,216	$9,284	$2,003	$47,193

	Six Months Ended June 30, 2024
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$20,323	$17,025	$9,285	$2,008	$48,641
Provision (benefit) for credit losses	424	5,320	(272)	(27)	5,445
Charge-offs	(208)	(4,808)	(60)	(651)	(5,727)
Recoveries	—	578	150	136	864
Net (charge-offs) recoveries	(208)	(4,230)	90	(515)	(4,863)
Balance at end of period	$20,539	$18,115	$9,103	$1,466	$49,223

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2023
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$15,059	$12,382	$9,048	$2,370	$38,859
Provision (benefit) for credit losses	5,339	4,101	26	(196)	9,270
Initial ACL on PCD loans	292	72	5	—	369
Charge-offs	—	(1,663)	(69)	(347)	(2,079)
Recoveries	—	324	274	176	774
Net (charge-offs) recoveries	—	(1,339)	205	(171)	(1,305)
Balance at end of period	$20,690	$15,216	$9,284	$2,003	$47,193
A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following tables provide a breakdown between loans identified as CDAs and non-CDAs, by segment and class, as well as collateral coverage for those loans for the periods indicated below:

	Type and Extent of Collateral Securing CDAs				Non-CDAs
June 30, 2024	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$316,050	$316,050
Commercial real estate – owner occupied	—	—	1,788	—	543,843	545,631
Commercial real estate – non-owner occupied	—	—	4,308	—	888,345	892,653
Multifamily	—	—	—	—	92,292	92,292
Total commercial real estate	—	—	6,096	—	1,840,530	1,846,626
Commercial
Commercial and industrial	—	—	—	2,465	263,671	266,136
Equipment finance	—	—	—	4,832	456,178	461,010
Municipal leases	—	—	—	—	152,509	152,509
Total commercial	—	—	—	7,297	872,358	879,655
Residential real estate
Construction and land development	—	—	—	—	70,679	70,679
One-to-four family	—	—	—	—	621,196	621,196
HELOCs	—	—	—	—	188,465	188,465
Total residential real estate	—	—	—	—	880,340	880,340
Consumer	—	—	—	—	94,833	94,833
Total	$—	$—	$6,096	$7,297	$3,688,061	$3,701,454
Total collateral value	$—	$—	$4,654	$5,470

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Type and Extent of Collateral Securing CDAs				Non-CDAs
December 31, 2023	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$305,269	$305,269
Commercial real estate – owner occupied	—	—	1,821	—	534,724	536,545
Commercial real estate – non-owner occupied	—	—	4,310	—	871,384	875,694
Multifamily	—	—	—	—	88,623	88,623
Total commercial real estate	—	—	6,131	—	1,800,000	1,806,131
Commercial
Commercial and industrial	—	—	—	1,322	235,933	237,255
Equipment finance	—	—	—	1,304	464,269	465,573
Municipal leases	—	—	—	—	150,292	150,292
Total commercial	—	—	—	2,626	850,494	853,120
Residential real estate
Construction and land development	—	—	—	—	96,646	96,646
One-to-four family	—	—	—	—	584,405	584,405
HELOCs	510	—	—	—	185,368	185,878
Total residential real estate	510	—	—	—	866,419	866,929
Consumer	—	—	—	—	113,842	113,842
Total	$510	$—	$6,131	$2,626	$3,630,755	$3,640,022
Total collateral value	$733	$—	$5,627	$686
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
The following table presents the amortized cost basis of loans at June 30, 2024, that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented.

	Three Months Ended June 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial loans
Commercial and industrial	$—	$759	$630	$147	$—	$—	0.58%

	Six Months Ended June 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – non-owner-occupied	$—	$956	$—	$—	$—	$—	0.11%
Commercial loans
Commercial and industrial	—	2,137	630	147	—	—	1.10
Total	$—	$3,093	$630	$147	$—	$—	0.10%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents loans that had a payment default during the periods indicated that had previously been modified within the prior twelve months. No loans had a payment default during the three months ended March 31, 2024 that had previously been modified within the prior twelve months. For purposes of this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms.

	Three and Six Months Ended June 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial real estate
Commercial real estate – non-owner-occupied	$—	$956	$—	$—
Off-Balance Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At June 30, 2024 and December 31, 2023, the ACL on off-balance sheet credit exposures included in other liabilities was $2,567 and $2,587, respectively.
7. Deposit Accounts
Deposit accounts at the dates indicated consist of the following:

	June 30, 2024	December 31, 2023
Noninterest-bearing accounts	$683,346	$784,950
NOW accounts	561,789	591,270
Money market accounts	1,311,940	1,246,807
Savings accounts	185,499	194,486
Certificates of deposit	965,205	843,860
Total	$3,707,779	$3,661,373
Deposits from executive officers and directors and their associates totaled approximately $767 and $1,555 at June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, scheduled maturities of certificates of deposit were as follows:

Remainder of 2024	$544,923
2025	407,862
2026	5,783
2027	4,547
2028	1,409
Thereafter	681
Total	$965,205
Certificates of deposit with balances of $250 or greater totaled $149,288 and $118,035 at June 30, 2024 and December 31, 2023, respectively. Generally, deposit amounts in excess of $250 are not federally insured.
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
The trust preferred securities accrue and pay quarterly distributions at a floating rate of 3-month Term SOFR plus 2.20%, which was 7.53% at June 30, 2024. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent the Trust has insufficient funds with which to make the distributions and other payments. The net combined effect of all documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.

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
Other Borrowings
Borrowings, outside of junior subordinated debt, consist of the following at the dates indicated:

	June 30, 2024		December 31, 2023
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances (short-term)	$125,000	5.55%	$105,000	5.44%
FRB advances (short-term)	227,000	5.50	310,000	5.50
Revolving lines of credit	12,513	9.00	18,763	9.00
Total other borrowings	$364,513	5.64%	$433,763	5.64%
All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction, indirect auto, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At June 30, 2024 and December 31, 2023, the Company had the ability to borrow $122,825 and $72,766, respectively, through additional FHLB advances and $118,016 and $55,254, respectively, through the unused portion of a line of credit with the FRB.
At June 30, 2024 and December 31, 2023, the Company maintained revolving lines of credit with three unaffiliated banks, the unused portions of which totaled $152,487 and $146,237, respectively. At June 30, 2024 and December 31, 2023, HomeTrust had drawn $12,513 and $18,763, respectively, on a $40,000 revolving line of credit which bears interest at The Wall Street Journal prime rate plus 50 basis points, maturing on January 28, 2025, although the term may be extended for an additional year if no events of default have occurred.
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

	June 30, 2024	December 31, 2023
Supplemental balance sheet information
ROU assets	$8,675	$9,259
Lease liabilities	$10,292	$10,975
Weighted-average remaining lease terms (years)	8.5	8.8
Weighted-average discount rate	3.44%	3.41%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at June 30, 2024:

Remainder of 2024	$1,808
2025	1,697
2026	1,728
2027	1,757
2028	1,043
Thereafter	3,990
Total undiscounted minimum lease payments	12,023
Less: amount representing interest	(1,731)
Total lease liability	$10,292

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents components of operating lease expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost (included in occupancy expense, net)	$408	$405	$814	$809
Variable lease cost (included in occupancy expense, net)	1	1	2	2
Sublease income (included in other noninterest income)	(43)	(42)	(85)	(84)
Total operating lease expense, net	$366	$364	$731	$727
As Lessee - Finance Lease
During the quarter ended March 31, 2023, the Company purchased the property associated with the finance lease reported historically. The Company purchased the property for $1,249, terminating the existing land lease. Prior to the purchase, interest expense on the lease liability totaled $15 for the three months ended March 31, 2023.
The following table presents supplemental lease cash flow information for the periods indicated:

	Six Months Ended June 30,
	2024	2023
ROU assets - noncash additions (operating leases)	$—	$3,071
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	758	672
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	—	22
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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to seven years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $34,370 and $30,121 with a residual value of $15,109 and $14,958 as of June 30, 2024 and December 31, 2023, respectively.
The following table presents total equipment finance operating lease income and depreciation expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease income	$1,591	$1,225	$3,450	$2,730
Depreciation expense	1,922	1,265	3,564	2,530
The following schedule summarizes aggregate future minimum lease payments to be received at June 30, 2024:

Remainder of 2024	$4,135
2025	7,245
2026	5,324
2027	2,733
2028	2,456
Thereafter	3,537
Total of future minimum payments	$25,430
As Lessor - Financing Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment of the loan portfolio. For the three months ended June 30, 2024 and 2023, interest income on equipment finance leases totaled $1,113 and $955, respectively. For the six months ended June 30, 2024 and 2023, interest income on equipment finance leases totaled $2,167 and $1,815, respectively.
The lease receivable component of finance lease net investment included within the equipment finance class of financing receivables was $73,504 and $70,150 at June 30, 2024 and December 31, 2023, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following schedule summarizes, as of June 30, 2024, aggregate future minimum finance lease payments to be received:

Remainder of 2024	$13,877
2025	23,733
2026	19,618
2027	14,862
2028	8,409
Thereafter	6,321
Total undiscounted minimum lease payments	86,820
Less: amount representing interest	(13,316)
Total lease receivable	$73,504
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
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the dates indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Share-based compensation expense	$409	$389	$822	$823
Tax benefit	97	91	194	193
The table below presents stock option activity and related information for the six months ended June 30, 2024 and 2023:

	Options	Weighted-Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	849,623	$22.06	3.9	$2,958
Exercised	(278,049)	14.65
Forfeited	(2,350)	18.90
Options outstanding at June 30, 2023	569,224	$25.69	5.1	$141
Exercisable at June 30, 2023	493,264	$25.40	4.6	$141
Non-vested at June 30, 2023	75,960	$27.56	7.9	$—

Options outstanding at December 31, 2023	534,350	$25.85	4.6	$776
Exercised	(10,000)	15.80
Forfeited	(23,600)	25.94
Options outstanding at June 30, 2024	500,750	$26.04	4.2	$2,049
Exercisable at June 30, 2024	451,780	$25.85	3.9	$1,907
Non-vested at June 30, 2024	48,970	$27.77	7.2	$142
There were no options granted during the six months ended June 30, 2024 and 2023.
At June 30, 2024, the Company had $300 of unrecognized compensation expense related to 48,970 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.2 years at June 30, 2024. At June 30, 2023, the Company had $478 of unrecognized compensation expense related to 75,960 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.6 years at June 30, 2023.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The table below presents restricted stock award activity and related information:

	Restricted Stock Awards(1)	Performance-Based Restricted Stock Units(2)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2022	100,992	22,843	$27.28	$2,033
Granted	53,339	17,519	27.45
Vested	(41,590)	—	27.47
Forfeited	(3,890)	(3,032)	27.04
Non-vested at June 30, 2023	108,851	37,330	$27.32	$3,054

Non-vested at December 31, 2023	106,143	25,001	$27.70	$3,530
Granted	72,502	15,899	26.76
Vested	(36,637)	—	27.26
Non-vested at June 30, 2024	142,008	40,900	$27.33	$5,493
(1)Restricted stock awards are scheduled to vest over 1.0 year for director awards and 5.0 years for employee awards.
(2)Performance-based restricted stock units are scheduled to vest over 3.0 years assuming the applicable financial goals are met.
At June 30, 2024, unrecognized compensation expense was $3,982 related to 182,908 shares of restricted stock and restricted stock units. The weighted average period over which compensation cost related to non-vested awards was expected to be recognized was 1.8 years at June 30, 2024. At June 30, 2023, unrecognized compensation expense was $3,154 related to 146,181 shares of restricted stock and restricted stock units. The weighted average period over which compensation cost related to non-vested awards was expected to be recognized was 1.8 years at June 30, 2023.
11.    Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per common share as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income	$12,418	$15,013	$27,485	$21,747
Allocation of earnings to participating securities	(133)	(130)	(295)	(192)
Numerator for basic and diluted EPS - net income available to common stockholders	$12,285	$14,883	$27,190	$21,555
Denominator
Weighted-average common shares outstanding - basic	16,883,028	16,774,661	16,871,383	16,400,370
Dilutive effect of assumed exercise of stock options	21,070	7,262	17,167	27,217
Weighted-average common shares outstanding - diluted	16,904,098	16,781,923	16,888,550	16,427,587
Net income per share - basic	$0.73	$0.91	$1.61	$1.31
Net income per share - diluted	$0.73	$0.90	$1.61	$1.30
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 109,450 and 537,524 stock options that were anti-dilutive as of June 30, 2024 and 2023, respectively.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The table below presents details of loan commitments outstanding as of the dates indicated:

	June 30, 2024	December 31, 2023
Variable rate commitments	$44,227	$42,826
Fixed rate commitments(1)	29,849	27,682
Total loan commitments	$74,076	$70,508
Range of fixed interest rates	3.38% - 14.71%	2.11% - 11.25%

Undisbursed portions of construction loans	$171,227	$170,425
Pre-approved but unused lines of credit(2)	$698,075	$690,566
(1)Fixed rate commitments had terms ranging from three to 30 years as of each date presented.
(2)Principally second mortgage home equity loans and overdraft protection loans.
The commitments presented in the above table represent the Company’s exposure to credit risk and, in the opinion of management, have no more than the normal lending risk that the Company commits to its borrowers.
The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments such as TBAs, mandatory delivery commitments with investors, or best efforts forward sale commitments with investors. The fair value of these interest rate lock commitments was not material at June 30, 2024 or December 31, 2023.
SBIC Commitments – As of June 30, 2024, the Company had committed $28,000 across nine SBIC investments with $9,810 remaining to be drawn, while as of December 31, 2023, the Company had committed $24,000 across eight SBIC investments with $7,984 remaining to be drawn. Although the remaining capital commitments may or may not be called in the future, under the terms of the associated limited partnership agreements, the Company's exposure will not extend beyond the amount of the original commitments.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of June 30, 2024 and December 31, 2023 were $53,060 and $50,897, respectively. There was no liability recorded for these letters of credit at June 30, 2024 or December 31, 2023.
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description of valuation methodologies used for assets recorded at fair value. As of both June 30, 2024 and December 31, 2023, the Company did not have any liabilities recorded at fair value.
The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 20 of the 2023 Form 10-KT.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$126,582	$—	$126,582	$—
Municipal bonds	3,378	—	3,378	—
Corporate bonds	4,175	—	4,175	—
Total debt securities available for sale	$134,135	$—	$134,135	$—

Loans held for sale	$1,614	$—	$1,614	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$104,499	$—	$104,499	$—
Municipal bonds	3,409	—	3,409	—
Corporate bonds	19,042	—	19,042	—
Total debt securities available for sale	$126,950	$—	$126,950	$—

Loans held for sale	$3,359	$—	$3,359	$—
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
There were no transfers between levels during the six months ended June 30, 2024 or December 31, 2023.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate – owner occupied	$890	$—	$—	$890
Commercial real estate – non-owner occupied	3,186	—	—	3,186
Commercial loans
Commercial and industrial	391	—	—	391
Equipment finance	1,693	—	—	1,693
Total	$6,160	$—	$—	$6,160

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate – owner occupied	$438	$—	$—	$438
Commercial loans
Commercial and industrial	108	—	—	108
Equipment finance	578	—	—	578
Total	$1,124	$—	$—	$1,124
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
The stated carrying value and estimated fair value amounts of financial instruments as of June 30, 2024 and December 31, 2023, are summarized below:

	June 30, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$294,190	$294,190	$294,190	$—	$—
Certificates of deposit in other banks	32,131	32,131	—	32,131	—
Debt securities available for sale, at fair value	134,135	134,135	—	134,135	—
FHLB and FRB stock	19,637	N/A	N/A	N/A	N/A
SBIC investments, at cost	15,462	15,462	—	—	15,462
Loans held for sale, at fair value	1,614	1,614	1,614	—	—
Loans held for sale, at the lower of cost or fair value	224,976	227,063	—	—	227,063
Loans, net	3,652,231	3,513,709	—	—	3,513,709
Accrued interest receivable	18,412	18,412	84	647	17,681
Liabilities
Noninterest-bearing and NOW deposits	1,245,135	1,245,135	—	1,245,135	—
Money market accounts	1,311,940	1,311,940	—	1,311,940	—
Savings accounts	185,499	185,499	—	185,499	—
Certificates of deposit	965,205	961,838	—	961,838	—
Junior subordinated debt	10,070	9,613	—	9,613	—
Borrowings	364,513	364,819	—	364,819	—
Accrued interest payable	9,208	9,208	—	9,208	—

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$347,140	$347,140	$347,140	$—	$—
Certificates of deposit in other banks	34,722	34,722	—	34,722	—
Debt securities available for sale, at fair value	126,950	126,950	—	126,950	—
FHLB and FRB stock	18,393	N/A	N/A	N/A	N/A
SBIC investments, at cost	13,789	13,789	—	—	13,789
Loans held for sale, at fair value	3,359	3,359	3,359	—	—
Loans held for sale, at the lower of cost or fair value	198,433	200,869	—	—	200,869
Loans, net	3,591,381	3,472,491	—	—	3,472,491
Accrued interest receivable	16,902	16,902	107	656	16,139
Liabilities
Noninterest-bearing and NOW deposits	1,376,220	1,376,220	—	1,376,220	—
Money market accounts	1,246,807	1,246,807	—	1,246,807	—
Savings accounts	194,486	194,486	—	194,486	—
Certificates of deposit	843,860	839,501	—	839,501	—
Junior subordinated debt	10,021	9,767	—	9,767	—
Borrowings	433,763	433,747	—	433,747	—
Accrued interest payable	6,849	6,849	—	6,849	—
The Company had off-balance sheet financial commitments, which included approximately $996,439 and $982,397 of commitments to originate loans, undisbursed portions of construction loans, unused lines of credit and standby letters of credit at June 30, 2024 and December 31, 2023, respectively (see "Note 12 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.

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

Overview
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the holding company for HomeTrust Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on July 10, 2012. As a bank holding company and financial holding company, we are regulated by the Federal Reserve. At June 30, 2024, the Company had consolidated total assets of $4.7 billion, total deposits of $3.7 billion and stockholders' equity of $523.6 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Form 10-Q, including the consolidated unaudited financial statements and related data, relates primarily to the Bank and its subsidiary. As a North Carolina state-chartered bank, and member of the FRB, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the FDIC. The Bank is a member of the FHLB of Atlanta, which is one of the 11 regional banks in the FHLB System. Our headquarters is located in Asheville, North Carolina.
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
Financial Highlights
For the quarter ended June 30, 2024 compared to the quarter ended March 31, 2024:
•net income was $12.4 million compared to $15.1 million;
•diluted EPS were $0.73 compared to $0.88;
•annualized ROA was 1.13% compared to 1.37%;
•annualized ROE was 9.58% compared to 11.91%;
•net interest margin was 4.08% compared to 4.02%;
•provision for credit losses was $4.3 million compared to $1.2 million;
•tax-free death benefit proceeds from life insurance were $0 compared to $1.1 million;
•The Company repurchased 23,483 shares of its outstanding common stock during the quarter at an average price of $27.48; and
•quarterly cash dividends continued at $0.11 per share totaling $1.9 million for both periods.

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023:
•net income was $27.5 million compared to $21.8 million;
•diluted EPS were $1.61 compared to $1.30;
•annualized ROA was 1.25% compared to 1.06%;
•annualized ROE was 10.73% compared to 9.65%;
•net interest margin was 4.05% compared to 4.43%;
•provision for credit losses was $5.4 million compared to $9.2 million;
•tax-free death benefit proceeds from life insurance were $1.1 million compared to $0; and
•cash dividends of $0.22 per share totaling $3.7 million compared to $0.20 per share totaling $3.4 million.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Interest and dividend income	$65,414	$63,355	$128,769	$109,797
Interest expense	23,248	22,125	45,373	24,447
Net interest income	42,166	41,230	83,396	85,350
Provision for credit losses	4,260	1,165	5,425	9,165
Net interest income after provision for credit losses	37,906	40,065	77,971	76,185
Noninterest income	8,113	8,811	16,924	15,198
Noninterest expense	30,210	29,864	60,074	63,744
Income before income taxes	15,809	19,012	34,821	27,639
Income tax expense	3,391	3,945	7,336	5,892
Net income	$12,418	$15,067	$27,485	$21,747

Net income per common share(1)
Basic	$0.73	$0.88	$1.61	$1.31
Diluted	0.73	0.88	1.61	1.30
Cash dividends declared per common share	0.11	0.11	0.22	0.20
Book value per share at end of period	30.03	29.42	30.03	27.13
Tangible book value per share at end of period(2)	27.73	27.10	27.73	24.69
Market price per share at end of period	30.03	27.34	30.03	20.89
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
Set forth below is a reconciliation to US GAAP of tangible book value and tangible book value per share:

	As of
(Dollars in thousands, except per share data)	June 30, 2024	March 31, 2024	December 31, 2023
Total stockholders' equity	$523,628	$513,173	$499,893
Less: goodwill, core deposit intangibles, net of taxes	40,063	40,500	41,086
Tangible book value	$483,565	$472,673	$458,807
Common shares outstanding	17,437,326	17,444,787	17,387,069
Book value per share	$30.03	$29.42	$28.75
Tangible book value per share	$27.73	$27.10	$26.39
Set forth below is a reconciliation to US GAAP of tangible equity to tangible assets:

	As of
(Dollars in thousands)	June 30, 2024	March 31, 2024	December 31, 2023
Tangible equity(1)	$483,565	$472,673	$458,807
Total assets	4,670,864	4,684,011	4,672,633
Less: goodwill, core deposit intangibles, net of taxes	40,063	40,500	41,086
Total tangible assets	$4,630,801	$4,643,511	$4,631,547

Tangible equity to tangible assets	10.44%	10.18%	9.91%
(1)Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Comparison of Results of Operations for the Three Months Ended June 30, 2024 and March 31, 2024
Net Income.  Net income totaled $12.4 million, or $0.73 per diluted share, for the three months ended June 30, 2024 compared to net income of $15.1 million, or $0.88 per diluted share, for the three months ended March 31, 2024, a decrease of $2.7 million, or 17.6%. Results for the three months ended June 30, 2024 were negatively impacted by an increase of $3.1 million in the provision for credit losses. Details of the changes in the various components of net income are further discussed below.
Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	June 30, 2024			March 31, 2024
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,885,222	$62,161	6.43%	$3,864,258	$59,952	6.24%
Debt securities available for sale	134,334	1,495	4.48	126,686	1,313	4.14
Other interest-earning assets(2)	140,376	1,758	5.04	131,495	2,090	6.39
Total interest-earning assets	4,159,932	65,414	6.32	4,122,439	63,355	6.18
Other assets	266,983			298,117
Total assets	$4,426,915			$4,420,556
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$586,396	$1,445	0.99%	$590,738	$1,426	0.97%
Money market accounts	1,298,177	10,221	3.17	1,281,340	9,664	3.03
Savings accounts	188,028	41	0.09	191,747	43	0.09
Certificate accounts	902,864	9,976	4.44	887,618	9,185	4.16
Total interest-bearing deposits	2,975,465	21,683	2.93	2,951,443	20,318	2.77
Junior subordinated debt	10,054	234	9.36	10,029	236	9.46
Borrowings	87,315	1,331	6.13	103,155	1,571	6.13
Total interest-bearing liabilities	3,072,834	23,248	3.04	3,064,627	22,125	2.90
Noninterest-bearing deposits	769,016			810,114
Other liabilities	63,503			36,945
Total liabilities	3,905,353			3,911,686
Stockholders' equity	521,562			508,870
Total liabilities and stockholders' equity	$4,426,915			$4,420,556
Net earning assets	$1,087,098			$1,057,812
Average interest-earning assets to average interest-bearing liabilities	135.38%			134.52%
Non-tax-equivalent
Net interest income		$42,166			$41,230
Interest rate spread			3.28%			3.28%
Net interest margin(3)			4.08%			4.02%
Tax-equivalent(4)
Net interest income		$42,520			$41,579
Interest rate spread			3.32%			3.32%
Net interest margin(3)			4.11%			4.06%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Tax-equivalent results include adjustments to interest income of $354 and $349 for the three months ended June 30, 2024 and March 31, 2024, respectively, calculated based on a combined federal and state tax rate of 24%.
Total interest and dividend income for the three months ended June 30, 2024 increased $2.1 million, or 3.2%, compared to the three months ended March 31, 2024, which was driven by a $2.2 million, or 3.7%, increase in loan interest income primarily due to changes in interest rates. Accretion income on acquired loans of $678,000 and $715,000 was recognized during the same periods, respectively, and was included in interest income on loans.

Total interest expense for the three months ended June 30, 2024 increased $1.1 million, or 5.1%, compared to the three months ended March 31, 2024. The increase was the result of both increases in the average cost of funds, due to increased market rates, and average balances across interest-bearing deposit types, partially offset by a decline in average borrowings outstanding.
The following table shows the effects that changes in average balances (volume), including differences in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase / (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$325	$1,884	$2,209
Debt securities available for sale	79	103	182
Other interest-earning assets	141	(473)	(332)
Total interest-earning assets	545	1,514	2,059
Interest-bearing liabilities
Interest-bearing checking accounts	(10)	29	19
Money market accounts	127	430	557
Savings accounts	(1)	(1)	(2)
Certificate accounts	158	633	791
Junior subordinated debt	1	(3)	(2)
Borrowings	(241)	1	(240)
Total interest-bearing liabilities	34	1,089	1,123
Increase in net interest income			$936
Provision for Credit Losses.  The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the current expected credit losses model.
The following table presents a breakdown of the components of the provision for credit losses:

	Three Months Ended
(Dollars in thousands)	June 30, 2024	March 31, 2024	$ Change	% Change
Provision for credit losses
Loans	$4,300	$1,145	$3,155	276%
Off-balance-sheet credit exposure	(40)	20	(60)	(300)
Total provision for credit losses	$4,260	$1,165	$3,095	266%
For the quarter ended June 30, 2024, the "loans" portion of the provision for credit losses was the result of the following, in addition to net charge-offs of $2.6 million during the quarter:
•$0.1 million provision driven by changes in the loan mix.
•$0.4 million benefit due to changes in the projected economic forecast and changes in qualitative adjustments.
•$2.0 million increase in specific reserves on individually evaluated loans which was proportional to the increase in the associated loan balances which increased from $8.3 million to $16.3 million quarter-over-quarter, concentrated in the equipment finance and SBA portfolios. Further information on the change in nonperforming loans may be found in the "Asset Quality" section.
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
For the quarters ended June 30, 2024 and March 31, 2024, the amounts recorded for off-balance-sheet credit exposure were the result of changes in the balance of loan commitments, loan mix and projected economic forecast as outlined above.

Noninterest Income.  Noninterest income for the three months ended June 30, 2024 decreased $698,000, or 7.9%, when compared to the quarter ended March 31, 2024. Changes in the components of noninterest income are discussed below:

	Three Months Ended
(Dollars in thousands)	June 30, 2024	March 31, 2024	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$2,354	$2,149	$205	10%
Loan income and fees	647	678	(31)	(5)
Gain on sale of loans held for sale	1,828	1,457	371	25
BOLI income	807	1,835	(1,028)	(56)
Operating lease income	1,591	1,859	(268)	(14)
Loss on sale of premises and equipment	—	(9)	9	100
Other	886	842	44	5
Total noninterest income	$8,113	$8,811	$(698)	(8)%
•Service charges and fees on deposit accounts: The change was due to a $154,000 increase in debit card fees quarter-over-quarter.
•Gain on sale of loans held for sale: The increase was primarily driven by HELOCs sold during the period. There were $32.9 million of HELOCs sold for a gain of $457,000 compared to $7.8 million sold with gains of $16,000 in the prior quarter. There were $21.3 million of residential mortgage loans originated for sale which were sold during the current quarter with gains of $351,000 compared to $15.3 million sold with gains of $316,000 in the prior quarter. There were $12.7 million in sales of the guaranteed portion of SBA commercial loans with gains of $1.1 million for the quarter compared to $12.9 million sold and gains of $1.1 million for the prior quarter. Our hedging of mandatory commitments on the residential mortgage loan pipeline resulted in a loss of $58,000 for the quarter ended June 30, 2024 versus a gain of $55,000 for the quarter ended March 31, 2024 as a result of movement in interest rates during the hedged period.
•BOLI income: The decrease was due to $1.1 million in tax-free gains on death benefit proceeds in excess of the cash surrender value of the policies recognized during the prior quarter. No death benefit proceeds were recognized during the current quarter.
•Operating lease income: The decrease was the result of an increase of $497,000 in losses incurred on previously leased equipment, partially offset by an increase of $228,000 in contractual earnings on a larger average outstanding balance.
Noninterest Expense.  Noninterest expense for the three months ended June 30, 2024 decreased $346,000, or 1.2%, when compared to the three months ended March 31, 2024. Changes in the components of noninterest expense are discussed below:

	Three Months Ended
(Dollars in thousands)	June 30, 2024	March 31, 2024	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$16,608	$16,976	$(368)	(2)%
Occupancy expense, net	2,419	2,437	(18)	(1)
Computer services	3,116	3,088	28	1
Telephone, postage and supplies	580	585	(5)	(1)
Marketing and advertising	606	645	(39)	(6)
Deposit insurance premiums	531	554	(23)	(4)
Core deposit intangible amortization	567	762	(195)	(26)
Other	5,783	4,817	966	20
Total noninterest expense	$30,210	$29,864	$346	1%
•Core deposit intangible amortization: The intangible recorded associated with the QNB merger is being amortized on an accelerated basis, so the rate of amortization slowed quarter-over-quarter.
•Other: The increase quarter-over-quarter was primarily the result of $279,000 of additional depreciation expense on equipment subject to operating leases in addition to smaller increases across several other expense categories.
Income Taxes.  The amount of income tax expense is influenced by the amount of pre-tax income, tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rates for the three months ended June 30, 2024 and March 31, 2024 were 21.4% and 20.8%, respectively. The increase was primarily driven by $1.1 million of tax-free gains on BOLI death benefit proceeds in excess of the cash surrender value of the policies during the prior quarter.

Comparison of Results of Operations for the Six Months Ended June 30, 2024 and June 30, 2023
Net Income.  Net income totaled $27.5 million, or $1.61 per diluted share, for the six months ended June 30, 2024 compared to net income of $21.7 million, or $1.30 per diluted share, for the six months ended June 30, 2023, an increase of $5.7 million, or 26.4%. The results for the six months ended June 30, 2024 were positively impacted by a decrease of $3.7 million in the provision for credit losses and a $4.7 million decrease in merger-related expenses. Details of the changes in the various components of net income are further discussed below.
Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,874,740	$122,113	6.34%	$3,592,527	$104,030	5.84%
Debt securities available for sale	130,510	2,808	4.33	160,462	2,521	3.17
Other interest-earning assets(2)	135,936	3,848	5.69	131,310	3,246	4.98
Total interest-earning assets	4,141,186	128,769	6.25	3,884,299	109,797	5.70
Other assets	282,550			262,118
Total assets	$4,423,736			$4,146,417
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$588,567	$2,870	0.98%	$642,115	$2,124	0.67%
Money market accounts	1,289,758	19,885	3.10	1,197,856	10,877	1.83
Savings accounts	189,887	84	0.09	224,373	97	0.09
Certificate accounts	895,242	19,162	4.30	578,639	7,428	2.59
Total interest-bearing deposits	2,963,454	42,001	2.85	2,642,983	20,526	1.57
Junior subordinated debt	10,042	470	9.41	7,640	327	8.63
Borrowings	95,235	2,902	6.13	133,962	3,594	5.41
Total interest-bearing liabilities	3,068,731	45,373	2.97	2,784,585	24,447	1.78
Noninterest-bearing deposits	789,565			855,041
Other liabilities	50,224			52,480
Total liabilities	3,908,520			3,692,106
Stockholders' equity	515,216			454,311
Total liabilities and stockholders' equity	$4,423,736			$4,146,417
Net earning assets	$1,072,455			$1,099,714
Average interest-earning assets to average interest-bearing liabilities	134.95%			139.49%
Non-tax-equivalent
Net interest income		$83,396			$85,350
Interest rate spread			3.28%			3.92%
Net interest margin(3)			4.05%			4.43%
Tax-equivalent(4)
Net interest income		$84,100			$85,938
Interest rate spread			3.32%			3.95%
Net interest margin(3)			4.08%			4.46%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Tax-equivalent results include adjustments to interest income of $704 and $588 for the six months ended June 30, 2024 and June 30, 2023, respectively, calculated based on a combined federal and state tax rate of 24%.
Total interest and dividend income for the six months ended June 30, 2024 increased $19.0 million, or 17.3%, compared to the six months ended June 30, 2023, which was driven by an $18.1 million, or 17.4%, increase in interest income on loans and an increase of $602,000, or 18.5%, in interest income on other interest-earning assets. The overall increase in average yield on interest-earning assets was the result of both higher average balances and rising interest rates.

Total interest expense for the six months ended June 30, 2024 increased $20.9 million, or 85.6%, compared to the six months ended June 30, 2023. The increase was primarily the result of increases in the average balances and cost of funds across most funding sources driven by higher market interest rates, as well as the inclusion of Quantum's portfolio for the entire period, unlike last year.
The following table shows the effects that changes in average balances (volume), including differences in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase / (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$8,510	$9,573	$18,083
Debt securities available for sale	(463)	750	287
Other interest-earning assets	125	477	602
Total interest-earning assets	8,172	10,800	18,972
Interest-bearing liabilities
Interest-bearing checking accounts	(169)	915	746
Money market accounts	890	8,118	9,008
Savings accounts	(15)	2	(13)
Certificate accounts	4,117	7,617	11,734
Junior subordinated debt	104	39	143
Borrowings	(1,031)	339	(692)
Total interest-bearing liabilities	3,896	17,030	20,926
Decrease in net interest income			$(1,954)
Provision for Credit Losses.  The following table presents a breakdown of the components of the provision for credit losses:

	Six Months Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Provision for credit losses
Loans	$5,445	$9,270	$(3,825)	(41)%
Off-balance-sheet credit exposure	(20)	(105)	85	81
Total provision for credit losses	$5,425	$9,165	$(3,740)	(41)%
For the six months ended June 30, 2024, the "loans" portion of the provision for credit losses was the result of the following, in addition to net charge-offs of $4.9 million during the period:
•$1.3 million benefit due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$1.8 million increase in specific reserves on individually evaluated loans which was proportional to the increase in the associated loan balances which increased from $8.1 million to $16.3 million during the six month period, concentrated in the equipment finance and SBA portfolios. Further information on the change in nonperforming loans may be found in the "Asset Quality" section.
For the six months ended June 30, 2023, the "loans" portion of the provision for credit losses was the result of the following, in addition to net charge-offs of $1.3 million during the period:
•$4.9 million provision to establish an allowance on Quantum's loan portfolio.
•$2.1 million provision driven by loan growth and changes in the loan mix.
•$0.9 million provision due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$0.1 million increase in specific reserves on individually evaluated credits.
For the six months ended June 30, 2024 and June 30, 2023, the amounts recorded for off-balance-sheet credit exposure were the result of changes in the balance of loan commitments, loan mix and projected economic forecast as outlined above.

Noninterest Income.  Noninterest income for the six months ended June 30, 2024 increased $1.7 million, or 11.4%, when compared to the same period last year. Changes in the components of noninterest income are discussed below:

	Six Months Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$4,503	$4,649	$(146)	(3)%
Loan income and fees	1,325	1,354	(29)	(2)
Gain on sale of loans held for sale	3,285	2,920	365	13
BOLI income	2,642	1,095	1,547	141
Operating lease income	3,450	2,730	720	26
Gain (loss) on sale of premises and equipment	(9)	982	(991)	(101)
Other	1,728	1,468	260	18
Total noninterest income	$16,924	$15,198	$1,726	11%
•Gain on sale of loans held for sale: The increase in the gain on sale of loans held for sale was primarily driven by HELOCs and SBA loans sold during the period. During the six months ended June 30, 2024, there were $40.7 million of HELOCs sold for a gain of $473,000 compared to $35.2 million sold and gains of $354,000 for the corresponding period in the prior year. There were $25.6 million of sales of the guaranteed portion of SBA commercial loans with gains of $2.1 million compared to $28.8 million sold and gains of $1.9 million for the corresponding period in the prior year. There were $36.6 million of residential mortgage loans originated for sale which were sold during the current period with gains of $667,000 compared to $28.4 million sold with gains of $382,000 for the corresponding period in the prior year. Our hedging of mandatory commitments on the residential mortgage loan pipeline resulted in a loss of $3,000 for the six months ended June 30, 2024 versus a gain of $268,000 for the six months ended June 30, 2023 as a result of movement in interest rates during the hedged period.
•BOLI income: The increase was due to the combined effect of $1.1 million in tax-free gains on death benefit proceeds in excess of the cash surrender value of the policies recognized and higher yielding policies as a result of restructuring the portfolio at the end of the prior calendar year.
•Operating lease income: The increase was the result of $1.2 million in additional contractual earnings on a higher average outstanding balance of the associated contracts, partially offset by losses incurred on previously leased equipment, where we recognized net losses of $787,000 and $262,000 in the six months ended June 30, 2024 and June 30, 2023, respectively.
•Gain (loss) on sale of premises and equipment: During the six months ended June 30, 2023, two properties were sold for a combined gain of $982,000. No material disposal activity occurred during the six months ended June 30, 2024.
•Other: The increase was driven by a $270,000 increase in investment services income recognized period-over-period.
Noninterest Expense.  Noninterest expense for the six months ended June 30, 2024 decreased $3.7 million, or 5.8%, when compared to the same period last year. Changes in the components of noninterest expense are discussed below:

	Six Months Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$33,584	$32,922	$662	2%
Occupancy expense, net	4,856	5,067	(211)	(4)
Computer services	6,204	6,213	(9)	—
Telephone, postage and supplies	1,165	1,290	(125)	(10)
Marketing and advertising	1,251	1,068	183	17
Deposit insurance premiums	1,085	1,161	(76)	(7)
Core deposit intangible amortization	1,329	1,465	(136)	(9)
Merger-related expenses	—	4,741	(4,741)	(100)
Other	10,600	9,817	783	8
Total noninterest expense	$60,074	$63,744	$(3,670)	(6)%
•Marketing and advertising: The increase was the result of differences in the timing of when expenses were incurred quarter-over-quarter.
•Merger-related expenses: The prior period included expenses associated with the Company's merger with Quantum. No such expenses were incurred in the six months ended June 30, 2024.
•Other: The increase period-over-period was primarily driven by $1.0 million of additional depreciation expense on equipment subject to operating leases, partially offset by a decrease of $314,000 in fraud losses.
Income Taxes.  The amount of income tax expense is influenced by the amount of pre-tax income, tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rates for the six months ended June 30, 2024 and June 30, 2023 were 21.1% and 21.3%, respectively.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023
General.  Total assets decreased by $1.8 million to $4.7 billion and total liabilities decreased by $25.5 million to $4.1 billion, respectively, at June 30, 2024 as compared to December 31, 2023. The majority of these changes were the result of the use of liquidity to pay down borrowings, partially offset by an increase in deposits and the funding of loan growth.
Cash and Cash Equivalents.  Total cash and cash equivalents decreased $53.0 million, or 15.3%, to $294.2 million at June 30, 2024 from $347.1 million at December 31, 2023.
Debt Securities Available for Sale.  Debt securities available for sale increased $7.2 million, or 5.7%, to $134.1 million at June 30, 2024 from $127.0 million at December 31, 2023. Outside of changes in value, the changes between periods were the result of $27.5 million in purchases, partially offset by $19.8 million in proceeds from the maturity, call and paydown of securities.
Loans Held for Sale. Loans held for sale increased $24.8 million, or 12.3%, to $226.6 million at June 30, 2024 from $201.8 million at December 31, 2023. This was driven by an increase of $36.3 million, or 21.5%, in HELOCs held for sale, partially offset by a $10.4 million, or 33.9%, decrease in SBA loans held for sale.
Loans, Net of Deferred Loan Fees and Costs.  Total loans increased $61.4 million, or 1.7%, to $3.7 billion at June 30, 2024. The following table illustrates the changes within the portfolio:

	As of		Change		Percent of Total
	June 30, 2024	December 31, 2023			June 30, 2024	December 31, 2023
(Dollars in thousands)			$	%
Commercial real estate loans
Construction and land development	$316,050	$305,269	$10,781	4%	9%	8%
Commercial real estate – owner occupied	545,631	536,545	9,086	2	15	15
Commercial real estate – non-owner occupied	892,653	875,694	16,959	2	24	24
Multifamily	92,292	88,623	3,669	4	2	2
Total commercial real estate loans	1,846,626	1,806,131	40,495	2	50	49
Commercial loans
Commercial and industrial	266,136	237,255	28,881	12	7	7
Equipment finance	461,010	465,573	(4,563)	(1)	12	13
Municipal leases	152,509	150,292	2,217	1	4	4
Total commercial loans	879,655	853,120	26,535	3	23	24
Residential real estate loans
Construction and land development	70,679	96,646	(25,967)	(27)	2	3
One-to-four family	621,196	584,405	36,791	6	17	16
HELOCs	188,465	185,878	2,587	1	5	5
Total residential real estate loans	880,340	866,929	13,411	2	24	24
Consumer loans	94,833	113,842	(19,009)	(17)	3	3
Total loans, net of deferred loan fees and costs	$3,701,454	$3,640,022	$61,432	2%	100%	100%
Asset Quality. Nonperforming assets, made up entirely of nonaccrual loans for both periods, increased by $5.9 million, or 30.7%, to $25.3 million, or 0.54% of total assets, at June 30, 2024 compared to $19.3 million, or 0.41% of total assets, at December 31, 2023. Consistent with the change in net charge-offs discussed below, equipment finance loans made up the largest portion of nonperforming assets at $10.7 million and $6.5 million, respectively, at these same dates; however, the increase between these two dates was mainly the result of a $3.1 million medical equipment relationship where a loss is not currently anticipated. The ratio of nonperforming loans to total loans was 0.68% at June 30, 2024 compared to 0.53% at December 31, 2023.
The ratio of classified assets to total assets increased to 0.91% at June 30, 2024 from 0.90% at December 31, 2023 as classified assets increased $696,000, or 1.7%, to $42.7 million at June 30, 2024 compared to $42.0 million at December 31, 2023. The largest portfolios of classified assets at June 30, 2024 included $11.8 million of non-owner occupied commercial real estate (NOO CRE) loans, $10.6 million of equipment finance loans, $8.1 million of SBA loans, and $5.2 million of 1-4 family residential real estate loans.
Our individually evaluated loans are comprised of loans meeting certain dollar thresholds and those on nonaccrual status, and may be evaluated for reserve purposes using either the cash flow or collateral valuation method. As of June 30, 2024, there were $16.3 million in individually evaluated loans compared to $8.8 million at December 31, 2023. The reason for the change between periods is consistent with the change in nonperforming assets previously discussed.
Allowance for Credit Losses on Loans.  The ACL on loans was $49.2 million, or 1.33% of total loans, at June 30, 2024 compared to $48.6 million, or 1.34% of total loans, at December 31, 2023. The drivers of the changes between periods are discussed in the "Comparison of Results of Operations for the Six Months Ended June 30, 2024 and June 30, 2023 – Provision for Credit Losses" section above.
Net loan charge-offs totaled $4.9 million for the six months ended June 30, 2024 compared to $1.3 million for the same period last year. As discussed in previous quarters, the increase in net charge-offs has been concentrated in our equipment finance portfolio, primarily smaller over-the-road truck loans, with net charge-offs of $3.4 million during the identified period. In response, during the first quarter of calendar year 2024 the Company elected to cease further originations within the transportation sector of equipment finance loans. In spite of the increase, annualized net charge-offs as a percentage of average assets were 0.25% for the six months ended June 30, 2024, in line with the Company's historical experience, as compared to 0.07% for the six months ended June 30, 2023.

Other Assets.  Other assets decreased by $40.7 million, or 37.9%, to $66.7 million at June 30, 2024 from $107.4 million at December 31, 2023. During the quarter ended December 31, 2023, we had established a $47.9 million receivable for proceeds from the redemption of BOLI policies. The decrease between periods was due to the collection of $43.6 million of this receivable.
Deposits.  The following table summarizes the composition of our deposit portfolio as of the dates indicated:

(Dollars in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Core deposits
Noninterest-bearing accounts	$683,346	$784,950	$(101,604)	(13)%
NOW accounts	561,789	591,270	(29,481)	(5)
Money market accounts	1,311,940	1,246,807	65,133	5
Savings accounts	185,499	194,486	(8,987)	(5)
Total core deposits	2,742,574	2,817,513	(74,939)	(3)
Certificates of deposit	965,205	843,860	121,345	14
Total	$3,707,779	$3,661,373	$46,406	1%
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction, indirect auto, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At June 30, 2024, the Company had the ability to borrow $122.8 million through FHLB advances and $118.0 million through the unused portion of a line of credit with the FRB. At this same date, the Company maintained revolving lines of credit with three unaffiliated banks, the unused portion of which totaled $152.5 million. HomeTrust had drawn $12.5 million on a $40.0 million revolving line of credit which bears interest at The Wall Street Journal prime rate plus 50 basis points, maturing on January 28, 2025, although the term may be extended for an additional year if no events of default have occurred.
Additionally, we classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our securities portfolio is of high quality, of short duration, and the securities would therefore be readily marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At June 30, 2024, brokered deposits totaled $403.1 million, or 10.9% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and debt securities, including MBS. On a stand-alone level we are a separate legal entity from the Bank and must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At June 30, 2024, we (on an unconsolidated basis) had liquid assets of $506,000.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals and to fund loan commitments. At June 30, 2024, the total approved loan commitments and unused lines of credit outstanding amounted to $245.3 million and $698.1 million, respectively, as compared to $240.9 million and $690.6 million as of December 31, 2023. Certificates of deposit scheduled to mature in one year or less at June 30, 2024 totaled $845.2 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this strategy, we believe that a majority of maturing deposits will be retained.
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
At June 30, 2024, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. Consistent with the Company's goals to operate a sound and profitable organization, its policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at June 30, 2024 under applicable regulatory requirements.
HomeTrust Bancshares, Inc.'s and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
June 30, 2024
CET1 Capital (to risk-weighted assets)	$487,135	11.74%	$186,713	4.50%	$269,696	6.50%
Tier I Capital (to total adjusted assets)	497,205	11.32	175,645	4.00	219,556	5.00
Tier I Capital (to risk-weighted assets)	497,205	11.98	248,950	6.00	331,933	8.00
Total Risk-based Capital (to risk-weighted assets)	545,582	13.15	331,933	8.00	414,917	10.00

December 31, 2023
CET1 Capital (to risk-weighted assets)	$463,946	11.33%	$184,256	4.50%	$266,148	6.50%
Tier I Capital (to total adjusted assets)	473,966	10.84	174,910	4.00	218,638	5.00
Tier I Capital (to risk-weighted assets)	473,966	11.58	245,675	6.00	327,567	8.00
Total Risk-based Capital (to risk-weighted assets)	517,942	12.65	327,567	8.00	409,458	10.00

HomeTrust Bank
June 30, 2024
CET1 Capital (to risk-weighted assets)	$501,726	12.09%	$186,702	4.50%	$269,681	6.50%
Tier I Capital (to total adjusted assets)	501,726	11.43	175,566	4.00	219,458	5.00
Tier I Capital (to risk-weighted assets)	501,726	12.09	248,936	6.00	331,915	8.00
Total Risk-based Capital (to risk-weighted assets)	550,103	13.26	331,915	8.00	414,894	10.00

December 31, 2023
CET1 Capital (to risk-weighted assets)	$484,238	11.83%	$184,249	4.50%	$266,137	6.50%
Tier I Capital (to total adjusted assets)	484,238	11.08	174,849	4.00	218,562	5.00
Tier I Capital (to risk-weighted assets)	484,238	11.83	245,665	6.00	327,553	8.00
Total Risk-based Capital (to risk-weighted assets)	528,214	12.90	327,553	8.00	409,442	10.00
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
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of June 30, 2024, the Company's and Bank's risk-based capital exceeded the required capital contribution buffer.
Dividends paid by HomeTrust Bank are limited, without regulatory approval, to current year earnings and earnings less dividends paid during the preceding two years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has not been any material change in the market risk disclosures contained in our 2023 Form 10-KT.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2024, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2024, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief

Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(b) Not applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2024:

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plans	Maximum # of Shares that May Yet Be Purchased Under Publicly Announced Plans
April 1 - April 30, 2024	—	$—	—	266,639
May 1 - May 31, 2024	—	—	—	266,639
June 1 - June 30, 2024	23,483	27.48	23,483	243,156
Total	23,483	$27.48	23,483	243,156
Over the years as a public company, the Company's Board of Directors has, from time to time, authorized the repurchase of its common stock. Most recently, on February 28, 2022, 806,000 shares of common stock were authorized for repurchase representing approximately 5% of the Company's outstanding shares at the time of the announcement. As of June 30, 2024, 562,844 of these shares had been purchased at an average price of $28.83 per share, 23,483 of which were repurchased during the six months ended June 30, 2024. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.
Item 3. Defaults Upon Senior Securities
Nothing to report.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Plans: During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

3.1	Charter of HomeTrust Bancshares, Inc.	(d)
3.2	Amended and Restated Bylaws of HomeTrust Bancshares, Inc.	(s)
10.1	HomeTrust Bancshares, Inc. Senior Leadership Incentive Plan (formerly known as Operating Committee Incentive Program)	(f)

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto
10.2	Amended and Restated Employment and Transition Agreement between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(a)
10.3	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(b)
10.3B	Amendment No. 2 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.3C	Amendment No. 3 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(o)
10.3D	Amendment No. 4 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(e)
10.4	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony J. VunCannon	(g)
10.4A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony VunCannon	(a)
10.5	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(d)
10.6	Amendment No. 1 to SERP	(m)
10.7	Amendment No. 2 to SERP	(l)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(d)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(d)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(d)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(d)
10.7E	SERP Joinder Agreement for Stan Allen	(d)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(d)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(d)
10.7H	SERP Joinder Agreement for William T. Flynt	(d)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(i)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(d)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(d)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(d)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(d)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(d)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(d)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(d)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(d)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(d)
10.9A	Amendment No. 1 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9B	Form of Joinder Agreement Under the HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9C	Amendment No. 2 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(r)
10.9D	Amendment No. 3 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(t)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(d)
10.10A	Amendment No. 1 to HomeTrust Bank 2005 Deferred Compensation Plan	(m)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(d)
10.11A	Amendment No. 1 to HomeTrust Bank Pre-2005 Deferred Compensation Plan	(m)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”)	(j)
10.12A	Form of Incentive Stock Option Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12B	Form of Non-Qualified Stock Option Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12C	Form of Stock Appreciation Right Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12D	Form of Restricted Stock Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12E	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.13	HomeTrust Bancshares, Inc. 2022 Omnibus Incentive Plan (“2022 Omnibus Incentive Plan”)	(q)

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto
10.13A	Form of Non-Qualified Stock Option Award Agreement under the Registrant’s 2022 Omnibus Incentive Plan	(u)
10.13B	Form of Restricted Stock Award Agreement for Employees under the Registrant’s 2022 Omnibus Incentive Plan	(u)
10.13C	Form of Restricted Stock Award Agreement for Directors under the Registrant’s 2022 Omnibus Incentive Plan	(u)
10.14	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(c)
10.14A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(a)
10.15	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(g)
10.15A	Amendment No. 1 to Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Keith J. Houghton	(a)
10.16	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and John Sprink	(s)
10.17	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(r)
10.17A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(a)
10.18	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Megan Pelletier	(a)
10.19	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Lora Jex	(p)
10.20	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Chuck Sivley	10.20
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
97	Policy Relating to Recovery of Erroneously Awarded Compensation	97
101	The following materials from HomeTrust Bancshares’ Transition Report on Form 10-KT for the six-month transition period ended December 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
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

HOMETRUST BANCSHARES, INC.

Date: August 9, 2024	By:	/s/ C. Hunter Westbrook
C. Hunter Westbrook
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 9, 2024	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)