Form 10-Q
period 2024-09-30
HomeTrust Bancshares, Inc.
filed 2024-11-08
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 17,529,922 shares of common stock, par value of $0.01 per share, issued and outstanding as of November 1, 2024.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	September 30, 2024	December 31, 2023
Assets
Cash	$18,980	$18,307
Interest-bearing deposits	274,497	328,833
Cash and cash equivalents	293,477	347,140
Certificates of deposit in other banks	29,290	34,722
Debt securities available for sale, at fair value (amortized cost of $140,486 and $128,964 at September 30, 2024 and December 31, 2023, respectively)	140,552	126,950
FHLB and FRB stock	18,384	18,393
SBIC investments, at cost	15,489	13,789
Loans held for sale, at fair value	2,968	3,359
Loans held for sale, at the lower of cost or fair value	189,722	198,433
Loans, net of deferred loan fees and costs	3,698,892	3,640,022
Allowance for credit losses – loans	(48,131)	(48,641)
Loans, net	3,650,761	3,591,381
Premises and equipment, net	69,603	70,937
Accrued interest receivable	17,523	16,902
Deferred income taxes, net	10,100	11,796
BOLI	90,021	88,257
Goodwill	34,111	34,111
Core deposit intangibles, net	7,162	9,059
Other assets	68,130	107,404
Total assets	$4,637,293	$4,672,633
Liabilities and stockholders' equity
Liabilities
Deposits	$3,761,588	$3,661,373
Junior subordinated debt	10,096	10,021
Borrowings	260,013	433,763
Other liabilities	65,592	67,583
Total liabilities	4,097,289	4,172,740
Commitments and contingencies – See Note 12
Stockholders' equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,514,922 shares issued and outstanding at September 30, 2024; 17,387,069 at December 31, 2023	175	174
Additional paid in capital	175,495	172,366
Retained earnings	368,383	333,401
Unearned ESOP shares	(4,099)	(4,497)
Accumulated other comprehensive income (loss)	50	(1,551)
Total stockholders' equity	540,004	499,893
Total liabilities and stockholders' equity	$4,637,293	$4,672,633
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and dividend income
Loans	$63,305	$58,496	$185,418	$162,526
Debt securities available for sale	1,616	1,259	4,424	3,780
Other investments and interest-bearing deposits	1,728	2,110	5,576	5,356
Total interest and dividend income	66,649	61,865	195,418	171,662
Interest expense
Deposits	23,692	16,429	65,693	36,955
Junior subordinated debt	235	236	705	563
Borrowings	648	3,040	3,550	6,634
Total interest expense	24,575	19,705	69,948	44,152
Net interest income	42,074	42,160	125,470	127,510
Provision for credit losses	2,975	2,570	8,400	11,735
Net interest income after provision for credit losses	39,099	39,590	117,070	115,775
Noninterest income
Service charges and fees on deposit accounts	2,336	2,318	6,839	6,967
Loan income and fees	684	559	2,009	1,913
Gain on sale of loans held for sale	1,900	1,293	5,185	4,213
BOLI income	828	1,749	3,470	2,844
Operating lease income	1,637	1,785	5,087	4,515
Gain (loss) on sale of premises and equipment	—	—	(9)	982
Other	897	923	2,625	2,391
Total noninterest income	8,282	8,627	25,206	23,825
Noninterest expense
Salaries and employee benefits	17,082	16,514	50,666	49,436
Occupancy expense, net	2,436	2,489	7,292	7,556
Computer services	3,192	3,173	9,396	9,386
Telephone, postage and supplies	547	652	1,712	1,942
Marketing and advertising	408	487	1,659	1,555
Deposit insurance premiums	589	717	1,674	1,878
Core deposit intangible amortization	567	859	1,896	2,324
Merger-related expenses	—	—	—	4,741
Other	5,764	4,673	16,364	14,490
Total noninterest expense	30,585	29,564	90,659	93,308
Income before income taxes	16,796	18,653	51,617	46,292
Income tax expense	3,684	3,820	11,020	9,712
Net income	$13,112	$14,833	$40,597	$36,580
Per share data
Net income per common share
Basic	$0.77	$0.88	$2.38	$2.19
Diluted	$0.76	$0.88	$2.37	$2.18
Average shares outstanding
Basic	16,931,793	16,792,177	16,891,619	16,532,335
Diluted	17,027,824	16,800,901	16,938,328	16,553,319
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$13,112	$14,833	$40,597	$36,580
Other comprehensive income (loss)
Unrealized holding gains (losses) on debt securities available for sale
Gains (losses) arising during the period	3,143	(643)	2,080	(1,121)
Deferred income tax (expense) benefit	(724)	147	(479)	258
Total other comprehensive income (loss)	2,419	(496)	1,601	(863)
Comprehensive income	$15,531	$14,337	$42,198	$35,717
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended September 30, 2024
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	17,437,326	$175	$172,907	$357,147	$(4,232)	$(2,369)	$523,628
Net income	—	—	—	13,112	—	—	13,112
Cash dividends declared on common stock, $0.11/common share	—	—	—	(1,876)	—	—	(1,876)
Forfeited restricted stock	(2,211)	—	—	—	—	—	—
Retired stock	(3,989)	—	(132)	—	—	—	(132)
Granted restricted stock	1,000	—	—	—	—	—	—
Stock issued for RSUs	10,683	—	—	—	—	—	—
Exercised stock options	72,113	—	1,865	—	—	—	1,865
Share-based compensation expense	—	—	541	—	—	—	541
ESOP compensation expense	—	—	314	—	133	—	447
Other comprehensive income	—	—	—	—	—	2,419	2,419
Balance at September 30, 2024	17,514,922	$175	$175,495	$368,383	$(4,099)	$50	$540,004

	(Unaudited)
	Three Months Ended September 30, 2023
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	17,366,673	$174	$171,222	$308,651	$(4,761)	$(4,100)	$471,186
Net income	—	—	—	14,833	—	—	14,833
Cash dividends declared on common stock, $0.10/common share	—	—	—	(1,685)	—	—	(1,685)
Forfeited restricted stock	(1,630)	—	—	—	—	—	—
Retired stock	(5,730)	—	(133)	—	—	—	(133)
Granted restricted stock	1,000	—	—	—	—	—	—
Stock issued for RSUs	18,494	—	—	—	—	—	—
Exercised stock options	1,500	—	24	—	—	—	24
Share-based compensation expense	—	—	383	—	—	—	383
ESOP compensation expense	—	—	167	—	132	—	299
Other comprehensive loss	—	—	—	—	—	(496)	(496)
Balance at September 30, 2023	17,380,307	$174	$171,663	$321,799	$(4,629)	$(4,596)	$484,411
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	17,387,069	$174	$172,366	$333,401	$(4,497)	$(1,551)	$499,893
Net income	—	—	—	40,597	—	—	40,597
Cash dividends declared on common stock, $0.33/common share	—	—	—	(5,615)	—	—	(5,615)
Common stock repurchased	(23,483)	—	(645)	—	—	—	(645)
Forfeited restricted stock	(2,211)	—	—	—	—	—	—
Retired stock	(12,751)	—	(365)	—	—	—	(365)
Granted restricted stock	73,502	—	—	—	—	—	—
Stock issued for RSUs	10,683	—	—	—	—	—	—
Exercised stock options	82,113	1	2,023	—	—	—	2,024
Share-based compensation expense	—	—	1,363	—	—	—	1,363
ESOP compensation expense	—	—	753	—	398	—	1,151
Other comprehensive income	—	—	—	—	—	1,601	1,601
Balance at September 30, 2024	17,514,922	$175	$175,495	$368,383	$(4,099)	$50	$540,004

	(Unaudited)
	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	15,673,595	$157	$128,486	$290,271	$(5,026)	$(3,733)	$410,155
Net income	—	—	—	36,580	—	—	36,580
Cash dividends declared on common stock, $0.30/common share	—	—	—	(5,052)	—	—	(5,052)
Forfeited restricted stock	(5,520)	—	—	—	—	—	—
Retired stock	(14,796)	—	(382)	—	—	—	(382)
Granted restricted stock	54,339	—	—	—	—	—	—
Stock issued for RSUs	18,494	—	—	—	—	—	—
Stock issued for Quantum merger	1,374,646	14	37,720	—	—	—	37,734
Exercised stock options	279,549	3	4,096	—	—	—	4,099
Share-based compensation expense	—	—	1,206	—	—	—	1,206
ESOP compensation expense	—	—	537	—	397	—	934
Other comprehensive loss	—	—	—	—	—	(863)	(863)
Balance at September 30, 2023	17,380,307	$174	$171,663	$321,799	$(4,629)	$(4,596)	$484,411
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$40,597	$36,580
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	8,400	11,735
Depreciation and amortization of premises and equipment and equipment for operating leases	8,558	7,104
Deferred income tax expense	1,217	492
Net accretion of purchase accounting adjustments on loans	(2,033)	(1,703)
Net amortization and accretion	5,037	4,572
SBIC investments income	(895)	(1,415)
Loss (gain) on sale of premises and equipment	9	(982)
Loss on sale or writedown of REO	—	89
Loss incurred at the end of operating leases - lessor	1,308	211
BOLI income	(3,470)	(2,844)
Gain on sale of loans held for sale	(5,185)	(4,213)
Origination of loans held for sale	(201,485)	(302,355)
Proceeds from sales of loans held for sale	198,199	163,179
New deferred loan origination costs, net	(1,931)	(1,108)
Increase in accrued interest receivable and other assets	(8,241)	(11,480)
Share-based compensation expense	1,363	1,206
ESOP compensation expense	1,151	934
Increase (decrease) in other liabilities	(1,932)	1,121
Net cash provided by (used in) operating activities	40,667	(98,877)
Investing activities
Purchase of debt securities available for sale	(33,258)	(23,232)
Proceeds from maturities, calls and paydowns of debt securities available for sale	22,598	47,055
Purchases of CDs in other banks	(3,925)	(12,683)
Proceeds from maturities of CDs in other banks	9,357	6,674
Net (purchases) redemptions of FHLB and FRB stock	9	(4,826)
Net capital contributions in SBIC investments, at cost	(805)	(757)
Net increase in loans	(50,301)	(102,161)
Purchase of BOLI	(28)	(99)
Collection of receivable representing proceeds from redemption of BOLI policies	44,334	2,285
Death benefit proceeds from BOLI policies	2,363	—
Purchase of equipment for operating leases	(13,703)	(11,676)
Proceeds from sale of equipment for operating leases - lessor	8,657	9,236
Purchase of premises and equipment	(1,492)	(2,539)
Proceeds from sale of premises and equipment and assets held for sale	—	2,332
Proceeds from sale of REO	—	108
Net cash received in merger	—	30,601
Net cash used in investing activities	(16,194)	(59,682)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	Unaudited
	Nine Months Ended September 30,
	2024	2023
Financing activities
Net increase in deposits	100,215	22,339
Net increase (decrease) in revolving line of credit	(12,750)	20,263
Net increase (decrease) in short-term borrowings	(161,000)	302,000
Repayment of long-term borrowings	—	(24,728)
Common stock repurchased	(645)	—
Cash dividends paid	(5,615)	(5,052)
Retired stock	(365)	(382)
Exercised stock options	2,024	4,099
Net cash provided by (used in) financing activities	(78,136)	318,539
Net increase (decrease) in cash and cash equivalents	(53,663)	159,980
Cash and cash equivalents at beginning of period	347,140	165,034
Cash and cash equivalents at end of period	$293,477	$325,014

Supplemental disclosures
Cash paid during the period for
Interest	$66,001	$38,415
Income taxes	13,664	11,923
Noncash transactions
Unrealized gain (loss) in value of debt securities available for sale, net of income taxes	$1,601	$(863)
Transfer of loans held for sale to loans held for investment	17,040	17,798
Transfer of loans to repossessed assets	872	—
ROU asset and lease liabilities for operating lease accounting	—	3,917
Business combinations
Fair value of assets acquired	$—	$665,090
Fair value of liabilities assumed	—	610,188
Net assets acquired	$—	$54,902
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-KT for the six-month transition period ended December 31, 2023 ("2023 Form 10-KT") filed with the SEC on March 12, 2024. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024, the period which will be covered on a Report on Form 10-K.
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
Dollars in thousands, except per share data)
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data)
4.    Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$132,026	$2,041	$(1,311)	$132,756
Municipal bonds	3,460	—	(36)	3,424
Corporate bonds	5,000	—	(628)	4,372
Total	$140,486	$2,041	$(1,975)	$140,552

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$105,477	$1,194	$(2,172)	$104,499
Municipal bonds	3,487	—	(78)	3,409
Corporate bonds	20,000	—	(958)	19,042
Total	$128,964	$1,194	$(3,208)	$126,950
Debt securities available for sale by contractual maturity at September 30, 2024 and December 31, 2023 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	September 30, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$1,525	$1,522
Due after one year through five years	1,935	1,902
Due after five years through ten years	5,000	4,372
Due after ten years	—	—
MBS, residential	132,026	132,756
Total	$140,486	$140,552

	December 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$15,000	$14,848
Due after one year through five years	3,487	3,409
Due after five years through ten years	5,000	4,194
Due after ten years	—	—
MBS, residential	105,477	104,499
Total	$128,964	$126,950
The Company had no sales of debt securities available for sale and no gross realized gains or losses were recognized during the nine months ended September 30, 2024 and 2023.
Debt securities available for sale with amortized costs totaling $19,310 and $43,846 and market values of $19,139 and $42,329 at September 30, 2024 and December 31, 2023, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data)
The gross unrealized losses and the fair value for debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$19	$—	$68,509	$(1,311)	$68,528	$(1,311)
Municipal bonds	—	—	3,424	(36)	3,424	(36)
Corporate bonds	—	—	3,622	(628)	3,622	(628)
Total	$19	$—	$75,555	$(1,975)	$75,574	$(1,975)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$46,978	$(393)	$35,200	$(1,779)	$82,178	$(2,172)
Municipal bonds	—	—	3,409	(78)	3,409	(78)
Corporate bonds	618	(132)	17,674	(826)	18,292	(958)
Total	$47,596	$(525)	$56,283	$(2,683)	$103,879	$(3,208)
The total number of securities with unrealized losses at September 30, 2024 and December 31, 2023 were 157 and 187, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of September 30, 2024 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Accounting Policies" in our 2023 Form 10-KT for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring ECL on investment securities and does not record an ACL on accrued interest receivable. As of September 30, 2024 and December 31, 2023, accrued interest receivable for debt securities available for sale was $494 and $469, respectively.
5.    Loans Held For Sale
Loans held for sale, at the lower of cost or fair value, consist of the following as of the dates indicated:

	September 30, 2024	December 31, 2023
One-to-four family	$788	$—
SBA	23,267	30,650
HELOCs	165,667	167,783
Total loans held for sale, at the lower of cost or fair value	$189,722	$198,433
The carrying balance of loans held for sale, at fair value, was $2,968 and $3,359 at September 30, 2024 and December 31, 2023, respectively, while the amortized cost of these loans was $2,914 and $3,286 at the same dates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data)
6.    Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated(1):

	September 30, 2024	December 31, 2023
Commercial real estate loans
Construction and land development	$300,905	$305,269
Commercial real estate – owner occupied	544,689	536,545
Commercial real estate – non-owner occupied	881,340	875,694
Multifamily	114,155	88,623
Total commercial real estate loans	1,841,089	1,806,131
Commercial loans
Commercial and industrial	286,809	237,255
Equipment finance	443,033	465,573
Municipal leases	158,560	150,292
Total commercial loans	888,402	853,120
Residential real estate loans
Construction and land development	63,016	96,646
One-to-four family	627,845	584,405
HELOCs	194,909	185,878
Total residential real estate loans	885,770	866,929
Consumer loans	83,631	113,842
Total loans, net of deferred loan fees and costs	3,698,892	3,640,022
ACL on loans	(48,131)	(48,641)
Loans, net	$3,650,761	$3,591,381
(1)    At September 30, 2024 and December 31, 2023 accrued interest receivable of $16,679 and $16,218, respectively, was accounted for separately from the amortized cost basis.
All qualifying one-to-four family loans, HELOCs, commercial real estate loans and FHLB of Atlanta stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers, directors and their associates during the ordinary course of business. The aggregate amount of loans to such related parties totaled approximately $253 and $209 at September 30, 2024 and December 31, 2023, respectively. In relation to these loans are unfunded commitments that totaled approximately $3 at both September 30, 2024 and December 31, 2023, respectively.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data)
The following tables present the credit risk profile by risk grade for commercial real estate, commercial, residential real estate and consumer loans by origination year as of September 30, 2024. Also included in the tables detailing loan balances are gross charge-offs for the nine months ended September 30, 2024.

	Term Loans By Origination Fiscal Year
September 30, 2024	2024	2023-S(1)	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$99,027	$57,217	$62,655	$59,756	$9,950	$7,439	$4,097	$300,141
Special mention	—	—	—	—	764	—	—	764
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$99,027	$57,217	$62,655	$59,756	$10,714	$7,439	$4,097	$300,905

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate – owner occupied
Risk rating
Pass	$44,445	$35,877	$65,978	$99,150	$83,016	$201,112	$4,414	$533,992
Special mention	—	—	151	136	441	2,239	—	2,967
Substandard	—	274	254	284	1	6,588	—	7,401
Doubtful	—	—	—	305	—	24	—	329
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – owner occupied	$44,445	$36,151	$66,383	$99,875	$83,458	$209,963	$4,414	$544,689

Current period gross charge-offs	$—	$—	$77	$—	$—	$208	$—	$285

Commercial real estate – non-owner occupied
Risk rating
Pass	$57,539	$22,168	$98,035	$147,252	$176,222	$335,226	$9,360	$845,802
Special mention	—	—	3,675	3,830	—	15,095	—	22,600
Substandard	—	—	3,046	—	—	9,892	—	12,938
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – non-owner occupied	$57,539	$22,168	$104,756	$151,082	$176,222	$360,213	$9,360	$881,340

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Risk rating
Pass	$9,919	$5,505	$6,581	$19,195	$46,656	$25,961	$—	$113,817
Special mention	—	—	—	—	—	87	—	87
Substandard	—	—	—	—	—	251	—	251
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$9,919	$5,505	$6,581	$19,195	$46,656	$26,299	$—	$114,155

Current period gross charge-offs	$—	$—	$—	$—	$—	$10	$—	$10

Total commercial real estate
Risk rating
Pass	$210,930	$120,767	$233,249	$325,353	$315,844	$569,738	$17,871	$1,793,752
Special mention	—	—	3,826	3,966	1,205	17,421	—	26,418
Substandard	—	274	3,300	284	1	16,731	—	20,590
Doubtful	—	—	—	305	—	24	—	329
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$210,930	$121,041	$240,375	$329,908	$317,050	$603,914	$17,871	$1,841,089

Total current period gross charge-offs	$—	$—	$77	$—	$—	$218	$—	$295
(1)As previously announced, on July 24, 2023, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31. "2023-S" represents the six-month transition period ended December 31, 2023. All subsequent periods are based on a calendar year end.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
September 30, 2024	2024	2023-S(1)	2023	2022	2021	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$63,013	$26,895	$43,555	$38,078	$11,407	$23,761	$71,858	$278,567
Special mention	—	—	—	449	99	2,617	151	3,316
Substandard	—	279	1,340	1,498	524	860	169	4,670
Doubtful	—	—	—	—	—	256	—	256
Loss	—	—	—	—	—	—	—	—
Total commercial and industrial	$63,013	$27,174	$44,895	$40,025	$12,030	$27,494	$72,178	$286,809

Current period gross charge-offs	$—	$—	$1,168	$1,056	$51	$1,089	$—	$3,364

Equipment finance
Risk rating
Pass	$98,055	$69,198	$138,203	$77,660	$35,051	$14,040	$—	$432,207
Special mention	—	84	752	932	429	260	—	2,457
Substandard	—	—	—	3,218	—	114	—	3,332
Doubtful	—	328	1,953	2,221	485	50	—	5,037
Loss	—	—	—	—	—	—	—	—
Total equipment finance	$98,055	$69,610	$140,908	$84,031	$35,965	$14,464	$—	$443,033

Current period gross charge-offs	$—	$—	$2,129	$2,509	$486	$307	$—	$5,431

Municipal leases
Risk rating
Pass	$17,098	$18,901	$25,129	$23,173	$24,869	$49,390	$—	$158,560
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$17,098	$18,901	$25,129	$23,173	$24,869	$49,390	$—	$158,560

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial
Risk rating
Pass	$178,166	$114,994	$206,887	$138,911	$71,327	$87,191	$71,858	$869,334
Special mention	—	84	752	1,381	528	2,877	151	5,773
Substandard	—	279	1,340	4,716	524	974	169	8,002
Doubtful	—	328	1,953	2,221	485	306	—	5,293
Loss	—	—	—	—	—	—	—	—
Total commercial	$178,166	$115,685	$210,932	$147,229	$72,864	$91,348	$72,178	$888,402

Total current period gross charge-offs	$—	$—	$3,297	$3,565	$537	$1,396	$—	$8,795

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
September 30, 2024	2024	2023-S(1)	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$8,676	$13,703	$27,536	$9,671	$2,712	$584	$—	$62,882
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	134	—	134
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$8,676	$13,703	$27,536	$9,671	$2,712	$718	$—	$63,016

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One-to-four family
Risk rating
Pass	$30,254	$20,789	$147,351	$152,076	$101,669	$161,554	$7,590	$621,283
Special mention	—	—	—	—	—	493	45	538
Substandard	189	355	594	670	—	4,201	—	6,009
Doubtful	—	—	—	—	—	15	—	15
Loss	—	—	—	—	—	—	—	—
Total one-to-four family	$30,443	$21,144	$147,945	$152,746	$101,669	$166,263	$7,635	$627,845

Current period gross charge-offs	$—	$—	$—	$7	$—	$5	$—	$12

HELOCs
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$190,533	$190,533
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	4,376	4,376
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOCs	$—	$—	$—	$—	$—	$—	$194,909	$194,909

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$48	$48

Total residential real estate
Risk rating
Pass	$38,930	$34,492	$174,887	$161,747	$104,381	$162,138	$198,123	$874,698
Special mention	—	—	—	—	—	493	45	538
Substandard	189	355	594	670	—	4,335	4,376	10,519
Doubtful	—	—	—	—	—	15	—	15
Loss	—	—	—	—	—	—	—	—
Total residential real estate	$39,119	$34,847	$175,481	$162,417	$104,381	$166,981	$202,544	$885,770

Total current period gross charge-offs	$—	$—	$—	$7	$—	$5	$48	$60

	Term Loans By Origination Fiscal Year
September 30, 2024	2024	2023-S(1)	2023	2022	2021	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$5,013	$20,200	$37,074	$9,780	$6,192	$4,075	$250	$82,584
Special mention	—	—	—	—	—	—	—	—
Substandard	54	52	479	123	169	147	16	1,040
Doubtful	—	—	5	—	2	—	—	7
Loss	—	—	—	—	—	—	—	—
Total consumer	$5,067	$20,252	$37,558	$9,903	$6,363	$4,222	$266	$83,631

Total current period gross charge-offs	$35	$165	$459	$227	$86	$47	$2	$1,021

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data)
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
Dollars in thousands, except per share data)

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
Dollars in thousands, except per share data)

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data)
The following tables present aging analyses of past due loans (including nonaccrual loans) by segment and class for the periods indicated:

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
September 30, 2024
Commercial real estate
Construction and land development	$—	$—	$—	$300,905	$300,905
Commercial real estate – owner occupied	4,040	612	4,652	540,037	544,689
Commercial real estate – non-owner occupied	—	4,004	4,004	877,336	881,340
Multifamily	—	—	—	114,155	114,155
Total commercial real estate	4,040	4,616	8,656	1,832,433	1,841,089
Commercial
Commercial and industrial	227	3,283	3,510	283,299	286,809
Equipment finance	1,938	3,235	5,173	437,860	443,033
Municipal leases	—	—	—	158,560	158,560
Total commercial	2,165	6,518	8,683	879,719	888,402
Residential real estate
Construction and land development	—	132	132	62,884	63,016
One-to-four family	1,360	1,287	2,647	625,198	627,845
HELOCs	1,564	1,914	3,478	191,431	194,909
Total residential real estate	2,924	3,333	6,257	879,513	885,770
Consumer	463	211	674	82,957	83,631
Total loans	$9,592	$14,678	$24,270	$3,674,622	$3,698,892

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
December 31, 2023
Commercial real estate
Construction and land development	$—	$—	$—	$305,269	$305,269
Commercial real estate – owner occupied	657	501	1,158	535,387	536,545
Commercial real estate – non-owner occupied	4,032	—	4,032	871,662	875,694
Multifamily	—	—	—	88,623	88,623
Total commercial real estate	4,689	501	5,190	1,800,941	1,806,131
Commercial
Commercial and industrial	974	2,667	3,641	233,614	237,255
Equipment finance	5,411	4,019	9,430	456,143	465,573
Municipal leases	—	—	—	150,292	150,292
Total commercial	6,385	6,686	13,071	840,049	853,120
Residential real estate
Construction and land development	—	132	132	96,514	96,646
One-to-four family	958	1,068	2,026	582,379	584,405
HELOCs	1,240	1,622	2,862	183,016	185,878
Total residential real estate	2,198	2,822	5,020	861,909	866,929
Consumer	535	301	836	113,006	113,842
Total loans	$13,807	$10,310	$24,117	$3,615,905	$3,640,022

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data)
The following table presents the recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the nine months ended September 30, 2024.

	September 30, 2024	December 31, 2023	90 Days+ & Still Accruing as of September 30, 2024	Nonaccrual with No ACL as of September 30, 2024	Interest Income Recognized
Commercial real estate
Commercial real estate – owner occupied	$7,215	$912	$—	$5,370	$70
Commercial real estate – non-owner occupied	4,004	4,032	—	—	39
Multifamily	55	74	—	—	4
Total commercial real estate	11,274	5,018	—	5,370	113
Commercial
Commercial and industrial	3,978	2,774	—	643	56
Equipment finance	8,543	6,463	—	3,321	166
Total commercial	12,521	9,237	—	3,964	222
Residential real estate
Construction and land development	132	132	—	—	—
One-to-four family	2,102	2,205	—	—	70
HELOCs	2,477	2,173	—	—	34
Total residential real estate	4,711	4,510	—	—	104
Consumer	400	568	—	—	17
Total loans	$28,906	$19,333	$—	$9,334	$456
The following tables present analyses of the ACL on loans by segment for the periods indicated. In addition to the provision for credit losses on loans presented below, benefits of $15 and $35 for off-balance sheet credit exposures were recorded during the three and nine months ended September 30, 2024, respectively. Benefits of $280 and $385 for off-balance sheet credit exposures were recorded during the three and nine months ended September 30, 2023, respectively. In addition, for the nine months ended September 30, 2023, $4,921 and $369 of the provision for credit losses was recognized to establish ACLs on Quantum's loan portfolio and off-balance-sheet credit exposure, respectively.

	Three Months Ended September 30, 2024
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$20,539	$18,115	$9,103	$1,466	$49,223
Provision for credit losses	134	2,061	714	81	2,990
Charge-offs	(87)	(3,987)	—	(370)	(4,444)
Recoveries	24	255	9	74	362
Net (charge-offs) recoveries	(63)	(3,732)	9	(296)	(4,082)
Balance at end of period	$20,610	$16,444	$9,826	$1,251	$48,131

	Three Months Ended September 30, 2023
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$20,690	$15,216	$9,284	$2,003	$47,193
Provision for credit losses	(30)	2,383	260	237	2,850
Charge-offs	(290)	(2,167)	(27)	(320)	(2,804)
Recoveries	1	94	31	52	178
Net (charge-offs) recoveries	(289)	(2,073)	4	(268)	(2,626)
Balance at end of period	$20,371	$15,526	$9,548	$1,972	$47,417

	Nine Months Ended September 30, 2024
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$20,323	$17,025	$9,285	$2,008	$48,641
Provision for credit losses	558	7,381	442	54	8,435
Charge-offs	(295)	(8,795)	(60)	(1,021)	(10,171)
Recoveries	24	833	159	210	1,226
Net (charge-offs) recoveries	(271)	(7,962)	99	(811)	(8,945)
Balance at end of period	$20,610	$16,444	$9,826	$1,251	$48,131

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2023
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$15,059	$12,382	$9,048	$2,370	$38,859
Provision for credit losses	5,309	6,484	286	41	12,120
Initial ACL on PCD loans	292	72	5	—	369
Charge-offs	(290)	(3,830)	(96)	(667)	(4,883)
Recoveries	1	418	305	228	952
Net (charge-offs) recoveries	(289)	(3,412)	209	(439)	(3,931)
Balance at end of period	$20,371	$15,526	$9,548	$1,972	$47,417
A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following tables provide a breakdown between loans identified as CDAs and non-CDAs, by segment and class, as well as collateral coverage for those loans for the periods indicated below:

	Type and Extent of Collateral Securing CDAs				Non-CDAs
September 30, 2024	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$300,905	$300,905
Commercial real estate – owner occupied	—	—	6,495	—	538,194	544,689
Commercial real estate – non-owner occupied	—	—	4,276	—	877,064	881,340
Multifamily	—	—	—	—	114,155	114,155
Total commercial real estate	—	—	10,771	—	1,830,318	1,841,089
Commercial
Commercial and industrial	—	—	—	829	285,980	286,809
Equipment finance	—	—	—	4,536	438,497	443,033
Municipal leases	—	—	—	—	158,560	158,560
Total commercial	—	—	—	5,365	883,037	888,402
Residential real estate
Construction and land development	—	—	—	—	63,016	63,016
One-to-four family	—	—	—	—	627,845	627,845
HELOCs	—	—	—	—	194,909	194,909
Total residential real estate	—	—	—	—	885,770	885,770
Consumer	—	—	—	—	83,631	83,631
Total	$—	$—	$10,771	$5,365	$3,682,756	$3,698,892
Total collateral value	$—	$—	$15,743	$4,879

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data)

	Type and Extent of Collateral Securing CDAs				Non-CDAs
December 31, 2023	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$305,269	$305,269
Commercial real estate – owner occupied	—	—	1,821	—	534,724	536,545
Commercial real estate – non-owner occupied	—	—	4,310	—	871,384	875,694
Multifamily	—	—	—	—	88,623	88,623
Total commercial real estate	—	—	6,131	—	1,800,000	1,806,131
Commercial
Commercial and industrial	—	—	—	1,322	235,933	237,255
Equipment finance	—	—	—	1,304	464,269	465,573
Municipal leases	—	—	—	—	150,292	150,292
Total commercial	—	—	—	2,626	850,494	853,120
Residential real estate
Construction and land development	—	—	—	—	96,646	96,646
One-to-four family	—	—	—	—	584,405	584,405
HELOCs	510	—	—	—	185,368	185,878
Total residential real estate	510	—	—	—	866,419	866,929
Consumer	—	—	—	—	113,842	113,842
Total	$510	$—	$6,131	$2,626	$3,630,755	$3,640,022
Total collateral value	$733	$—	$5,627	$686
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
The following table presents the amortized cost basis of loans at September 30, 2024, that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented.

	Three Months Ended September 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – owner-occupied	$—	$675	$—	$161	$—	$—	0.15%

	Nine Months Ended September 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – owner-occupied	$—	$675	$—	$161	$—	$—	0.15%
Commercial real estate – non-owner-occupied	—	956	—	—	—	—	0.11%
Commercial loans
Commercial and industrial	—	2,137	630	147	—	—	1.02%
Total	$—	$3,768	$630	$308	$—	$—	0.10%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data)
The following table presents loans that had a payment default during the periods indicated that had previously been modified within the prior twelve months. For purposes of this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms.

	Three Months Ended September 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial real estate
Commercial real estate – non-owner-occupied	$—	$305	$—	$—
Commercial loans
Commercial and industrial	—	637	—	—
Total	$—	$942	$—	$—

	Nine Months Ended September 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial real estate
Commercial real estate – non-owner-occupied	$—	$1,261	$—	$—
Commercial loans
Commercial and industrial	—	637	—	—
Total	$—	$1,898	$—	$—
Off-Balance Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At September 30, 2024 and December 31, 2023, the ACL on off-balance sheet credit exposures included in other liabilities was $2,552 and $2,587, respectively.
7. Deposit Accounts
Deposit accounts at the dates indicated consist of the following:

	September 30, 2024	December 31, 2023
Noninterest-bearing accounts	$684,501	$784,950
NOW accounts	534,517	591,270
Money market accounts	1,345,289	1,246,807
Savings accounts	179,762	194,486
Certificates of deposit	1,017,519	843,860
Total	$3,761,588	$3,661,373
Deposits from executive officers and directors and their associates totaled approximately $522 and $1,555 at September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, scheduled maturities of certificates of deposit were as follows:

Remainder of 2024	$323,770
2025	675,894
2026	11,266
2027	4,586
2028	1,329
Thereafter	674
Total	$1,017,519
Certificates of deposit with balances of $250 or greater totaled $158,523 and $118,035 at September 30, 2024 and December 31, 2023, respectively. Generally, deposit amounts in excess of $250 are not federally insured.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data)
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
The trust preferred securities accrue and pay quarterly distributions at a floating rate of 3-month Term SOFR plus 2.20%, which was 6.79% at September 30, 2024. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent the Trust has insufficient funds with which to make the distributions and other payments. The net combined effect of all documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.
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
Other Borrowings
Borrowings, outside of junior subordinated debt, consist of the following at the dates indicated:

	September 30, 2024		December 31, 2023
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances (short-term)	$100,000	5.07%	$105,000	5.44%
FRB advances (short-term)	154,000	5.00	310,000	5.50
Revolving lines of credit	6,013	8.50	18,763	9.00
Total other borrowings	$260,013	5.11%	$433,763	5.64%
All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction, indirect auto, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At September 30, 2024 and December 31, 2023, the Company had the ability to borrow $162,189 and $72,766, respectively, through additional FHLB advances and $170,507 and $55,254, respectively, through the unused portion of a line of credit with the FRB.
At September 30, 2024 and December 31, 2023, the Company maintained revolving lines of credit with three unaffiliated banks, the unused portions of which totaled $158,987 and $146,237, respectively. At September 30, 2024 and December 31, 2023, HomeTrust had drawn $6,013 and $18,763, respectively, on a $40,000 revolving line of credit which bears interest at The Wall Street Journal prime rate plus 50 basis points, maturing on January 28, 2025, although the term may be extended for an additional year if no events of default have occurred.
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

	September 30, 2024	December 31, 2023
Supplemental balance sheet information
ROU assets	$8,373	$9,259
Lease liabilities	$9,917	$10,975
Weighted-average remaining lease terms (years)	8.4	8.8
Weighted-average discount rate	3.46%	3.41%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data)
The following schedule summarizes aggregate future minimum lease payments under these operating leases at September 30, 2024:

Remainder of 2024	$460
2025	1,716
2026	1,707
2027	1,729
2028	1,539
Thereafter	4,413
Total undiscounted minimum lease payments	11,564
Less: amount representing interest	(1,647)
Total lease liability	$9,917
The following table presents components of operating lease expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost (included in occupancy expense, net)	$407	$430	$1,221	$1,240
Variable lease cost (included in occupancy expense, net)	1	1	4	3
Sublease income (included in other noninterest income)	(43)	(42)	(128)	(126)
Total operating lease expense, net	$365	$389	$1,097	$1,117
As Lessee - Finance Lease
During the quarter ended March 31, 2023, the Company purchased the property associated with the finance lease reported historically. The Company purchased the property for $1,249, terminating the existing land lease. Prior to the purchase, interest expense on the lease liability totaled $15 for the three months ended March 31, 2023.
The following table presents supplemental lease cash flow information for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
ROU assets - noncash additions (operating leases)	$—	$3,956
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	1,140	1,019
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	—	22
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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to seven years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $33,865 and $30,121 with a residual value of $14,140 and $14,958 as of September 30, 2024 and December 31, 2023, respectively.
The following table presents total equipment finance operating lease income and depreciation expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease income	$1,637	$1,785	$5,087	$4,515
Depreciation expense	2,102	1,393	5,666	3,924
The following schedule summarizes aggregate future minimum lease payments to be received at September 30, 2024:

Remainder of 2024	$2,170
2025	7,924
2026	6,001
2027	3,410
2028	3,134
Thereafter	4,045
Total of future minimum payments	$26,684

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data)
As Lessor - Financing Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment of the loan portfolio. For the three months ended September 30, 2024 and 2023, interest income on equipment finance leases totaled $1,181 and $995, respectively. For the nine months ended September 30, 2024 and 2023, interest income on equipment finance leases totaled $3,348 and $2,810, respectively.
The lease receivable component of finance lease net investment included within the equipment finance class of financing receivables was $72,125 and $70,150 at September 30, 2024 and December 31, 2023, respectively.
The following schedule summarizes, as of September 30, 2024, aggregate future minimum finance lease payments to be received:

Remainder of 2024	$7,891
2025	24,024
2026	20,199
2027	15,546
2028	9,013
Thereafter	6,627
Total undiscounted minimum lease payments	83,300
Less: amount representing interest	(11,175)
Total lease receivable	$72,125
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
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the dates indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Share-based compensation expense	$541	$383	$1,363	$1,206
Tax benefit	128	90	323	283
The table below presents stock option activity and related information for the nine months ended September 30, 2024 and 2023:

	Options	Weighted-Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	849,623	$22.06	3.9	$2,958
Exercised	(279,549)	14.66
Forfeited	(27,724)	25.39
Options outstanding at September 30, 2023	542,350	$25.70	4.8	$157
Exercisable at September 30, 2023	467,390	$25.40	4.4	$157
Non-vested at September 30, 2023	74,960	$27.58	7.7	$—

Options outstanding at December 31, 2023	534,350	$25.85	4.6	$776
Exercised	(82,113)	24.65
Forfeited	(23,600)	25.94
Options outstanding at September 30, 2024	428,637	$26.07	4.0	$3,433
Exercisable at September 30, 2024	379,667	$25.85	3.7	$3,124
Non-vested at September 30, 2024	48,970	$27.77	6.9	$309
There were no options granted during the nine months ended September 30, 2024 and 2023.
At September 30, 2024, the Company had $261 of unrecognized compensation expense related to 48,970 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.1 years at September 30, 2024. At September 30, 2023, the Company had $428 of unrecognized compensation expense

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data)
related to 74,960 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.4 years at September 30, 2023.
The table below presents restricted stock award activity and related information:

	Restricted Stock Awards(1)	Performance-Based Restricted Stock Units(2)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2022	100,992	22,843	$27.28	$2,033
Granted	54,339	23,684	27.39
Vested	(41,590)	(18,494)	26.07
Forfeited	(5,520)	(3,032)	27.14
Non-vested at September 30, 2023	108,221	25,001	$27.69	$2,887

Non-vested at December 31, 2023	106,143	25,001	$27.70	$3,530
Granted	73,502	17,690	26.96
Vested	(36,639)	(10,683)	28.26
Forfeited	(2,211)	(501)	27.36
Non-vested at September 30, 2024	140,795	31,507	$27.16	$5,872
(1)Restricted stock awards are scheduled to vest over 1.0 year for director awards and 5.0 years for employee awards.
(2)Performance-based restricted stock units are scheduled to vest over 3.0 years assuming the applicable financial goals are met.
At September 30, 2024, unrecognized compensation expense was $3,523 related to 172,302 shares of restricted stock and restricted stock units. The weighted average period over which compensation cost related to non-vested awards was expected to be recognized was 1.7 years at September 30, 2024. At September 30, 2023, unrecognized compensation expense was $2,751 related to 133,222 shares of restricted stock and restricted stock units. The weighted average period over which compensation cost related to non-vested awards was expected to be recognized was 1.7 years at September 30, 2023.
11.    Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per common share as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income	$13,112	$14,833	$40,597	$36,580
Allocation of earnings to participating securities	(132)	(117)	(410)	(292)
Numerator for basic and diluted EPS - net income available to common stockholders	$12,980	$14,716	$40,187	$36,288
Denominator
Weighted-average common shares outstanding - basic	16,931,793	16,792,177	16,891,619	16,532,335
Dilutive effect of assumed exercise of stock options	96,031	8,724	46,709	20,984
Weighted-average common shares outstanding - diluted	17,027,824	16,800,901	16,938,328	16,553,319
Net income per share - basic	$0.77	$0.88	$2.38	$2.19
Net income per share - diluted	$0.76	$0.88	$2.37	$2.18
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 45,450 and 512,150 stock options that were anti-dilutive as of September 30, 2024 and 2023, respectively.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data)
The table below presents details of loan commitments outstanding as of the dates indicated:

	September 30, 2024	December 31, 2023
Variable rate commitments	$62,261	$42,826
Fixed rate commitments(1)	32,157	27,682
Total loan commitments	$94,418	$70,508
Range of fixed interest rates	2.00% - 16.40%	2.11% - 11.25%

Undisbursed portions of construction loans	$152,434	$170,425
Pre-approved but unused lines of credit(2)	$689,013	$690,566
(1)Fixed rate commitments had terms ranging from three to 30 years as of each date presented.
(2)Principally second mortgage home equity loans and overdraft protection loans.
The commitments presented in the above table represent the Company’s exposure to credit risk and, in the opinion of management, have no more than the normal lending risk that the Company commits to its borrowers.
The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments such as TBAs, mandatory delivery commitments with investors, or best efforts forward sale commitments with investors. The fair value of these interest rate lock commitments was not material at September 30, 2024 or December 31, 2023.
SBIC Commitments – As of September 30, 2024, the Company had committed $28,000 across nine SBIC investments with $8,598 remaining to be drawn, while as of December 31, 2023, the Company had committed $24,000 across eight SBIC investments with $7,984 remaining to be drawn. Although the remaining capital commitments may or may not be called in the future, under the terms of the associated limited partnership agreements, the Company's exposure will not extend beyond the amount of the original commitments.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of September 30, 2024 and December 31, 2023 were $52,686 and $50,897, respectively. There was no liability recorded for these letters of credit at September 30, 2024 or December 31, 2023.
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description of valuation methodologies used for assets recorded at fair value. As of both September 30, 2024 and December 31, 2023, the Company did not have any liabilities recorded at fair value.
The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 20 of the 2023 Form 10-KT.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data)
Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$132,756	$—	$132,756	$—
Municipal bonds	3,424	—	3,424	—
Corporate bonds	4,372	—	4,372	—
Total debt securities available for sale	$140,552	$—	$140,552	$—

Loans held for sale	$2,968	$—	$2,968	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$104,499	$—	$104,499	$—
Municipal bonds	3,409	—	3,409	—
Corporate bonds	19,042	—	19,042	—
Total debt securities available for sale	$126,950	$—	$126,950	$—

Loans held for sale	$3,359	$—	$3,359	$—
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
There were no transfers between levels during the nine months ended September 30, 2024 or 2023.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate – owner occupied	$593	$—	$—	$593
Commercial real estate – non-owner occupied	3,186	—	—	3,186
Commercial loans
Commercial and industrial	240	—	—	240
Equipment finance	768	—	—	768
Total	$4,787	$—	$—	$4,787

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate – owner occupied	$438	$—	$—	$438
Commercial loans
Commercial and industrial	108	—	—	108
Equipment finance	578	—	—	578
Total	$1,124	$—	$—	$1,124
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
Dollars in thousands, except per share data)
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
The stated carrying value and estimated fair value amounts of financial instruments as of September 30, 2024 and December 31, 2023, are summarized below:

	September 30, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$293,477	$293,477	$293,477	$—	$—
Certificates of deposit in other banks	29,290	29,290	—	29,290	—
Debt securities available for sale, at fair value	140,552	140,552	—	140,552	—
FHLB and FRB stock	18,384	N/A	N/A	N/A	N/A
SBIC investments, at cost	15,489	15,489	—	—	15,489
Loans held for sale, at fair value	2,968	2,968	2,968	—	—
Loans held for sale, at the lower of cost or fair value	189,722	191,792	—	—	191,792
Loans, net	3,650,761	3,568,832	—	—	3,568,832
Accrued interest receivable	17,523	17,523	229	615	16,679
Liabilities
Noninterest-bearing and NOW deposits	1,219,018	1,219,018	—	1,219,018	—
Money market accounts	1,345,289	1,345,289	—	1,345,289	—
Savings accounts	179,762	179,762	—	179,762	—
Certificates of deposit	1,017,519	1,018,102	—	1,018,102	—
Junior subordinated debt	10,096	9,802	—	9,802	—
Borrowings	260,013	260,185	—	260,185	—
Accrued interest payable	10,796	10,796	—	10,796	—

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$347,140	$347,140	$347,140	$—	$—
Certificates of deposit in other banks	34,722	34,722	—	34,722	—
Debt securities available for sale, at fair value	126,950	126,950	—	126,950	—
FHLB and FRB stock	18,393	N/A	N/A	N/A	N/A
SBIC investments, at cost	13,789	13,789	—	—	13,789
Loans held for sale, at fair value	3,359	3,359	3,359	—	—
Loans held for sale, at the lower of cost or fair value	198,433	200,869	—	—	200,869
Loans, net	3,591,381	3,472,491	—	—	3,472,491
Accrued interest receivable	16,902	16,902	107	656	16,139
Liabilities
Noninterest-bearing and NOW deposits	1,376,220	1,376,220	—	1,376,220	—
Money market accounts	1,246,807	1,246,807	—	1,246,807	—
Savings accounts	194,486	194,486	—	194,486	—
Certificates of deposit	843,860	839,501	—	839,501	—
Junior subordinated debt	10,021	9,767	—	9,767	—
Borrowings	433,763	433,747	—	433,747	—
Accrued interest payable	6,849	6,849	—	6,849	—
The Company had off-balance sheet financial commitments, which included approximately $988,551 and $982,397 of commitments to originate loans, undisbursed portions of construction loans, unused lines of credit and standby letters of credit at September 30, 2024 and December 31, 2023, respectively (see "Note 12 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data)
14.    Subsequent Event
Hurricane Helene made landfall on September 26, 2024, causing significant property damage across certain parts of our market areas, particularly in Western North Carolina. This resulted in widespread disruptions in power, water, internet and cellular service. The Bank remained functionally operational throughout the storm and, as of November 8, 2024, all of our banking locations were open and most of the affected areas in our markets were recovering well. We do, however, expect to experience increased loan delinquencies and loan restructurings as a result of the storm, particularly in the short-term, as customers undertake recovery and clean-up efforts, including the submission of insurance claims. In order to assist our customers, we continue to offer payment deferrals of up to six months. Through November 8, 2024, customers with loan balances totaling approximately $120.0 million have accepted such a deferment.
Based on our initial assessments of the potential credit impact and damage, during the quarter ended September 30, 2024, we recorded a qualitative allocation of $2.2 million in our allowance for credit losses for the potential impact of the storm upon our loan portfolio. Although the total impact of the storm will not be known for some time, through November 8, 2024, no concerns have been raised regarding the adequacy of the reserve established at September 30, 2024.

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
•natural disasters, including the effects of Hurricane Helene;
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

Overview
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the holding company for HomeTrust Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on July 10, 2012. As a bank holding company and financial holding company, we are regulated by the Federal Reserve. At September 30, 2024, the Company had consolidated total assets of $4.6 billion, total deposits of $3.8 billion and stockholders' equity of $540.0 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Form 10-Q, including the consolidated unaudited financial statements and related data, relates primarily to the Bank and its subsidiary. As a North Carolina state-chartered bank, and member of the FRB, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the FDIC. The Bank is a member of the FHLB of Atlanta, which is one of the 11 regional banks in the FHLB System. Our headquarters is located in Asheville, North Carolina.
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
Financial Highlights
For the quarter ended September 30, 2024 compared to the quarter ended June 30, 2024:
•net income was $13.1 million compared to $12.4 million;
•diluted EPS was $0.76 compared to $0.73;
•annualized ROA was 1.17% compared to 1.13%;
•annualized ROE was 9.76% compared to 9.58%;
•net interest margin was 4.00% compared to 4.08%;
•provision for credit losses was $3.0 million compared to $4.3 million; and
•quarterly cash dividends continued at $0.11 per share totaling $1.9 million for both periods.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:
•net income was $40.6 million compared to $36.6 million;
•diluted EPS were $2.37 compared to $2.18;
•annualized ROA was 1.22% compared to 1.15%;
•annualized ROE was 10.39% compared to 10.56%;
•net interest margin was 4.03% compared to 4.29%;
•provision for credit losses was $8.4 million compared to $11.7 million;
•tax-free death benefit proceeds from life insurance were $1.1 million for both periods; and
•cash dividends of $0.33 per share totaling $5.6 million compared to $0.30 per share totaling $5.1 million.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Interest and dividend income	$66,649	$65,414	$195,418	$171,662
Interest expense	24,575	23,248	69,948	44,152
Net interest income	42,074	42,166	125,470	127,510
Provision for credit losses	2,975	4,260	8,400	11,735
Net interest income after provision for credit losses	39,099	37,906	117,070	115,775
Noninterest income	8,282	8,113	25,206	23,825
Noninterest expense	30,585	30,210	90,659	93,308
Income before income taxes	16,796	15,809	51,617	46,292
Income tax expense	3,684	3,391	11,020	9,712
Net income	$13,112	$12,418	$40,597	$36,580

Net income per common share(1)
Basic	$0.77	$0.73	$2.38	$2.19
Diluted	0.76	0.73	2.37	2.18
Cash dividends declared per common share	0.11	0.11	0.33	0.30
Book value per share at end of period	30.83	30.03	30.83	27.87
Tangible book value per share at end of period(2)	28.57	27.73	28.57	25.47
Market price per share at end of period	34.08	30.03	34.08	21.67
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
Set forth below is a reconciliation to US GAAP of tangible book value and tangible book value per share:

	As of
(Dollars in thousands, except per share data)	September 30, 2024	June 30, 2024	September 30, 2023
Total stockholders' equity	$540,004	$523,628	$484,411
Less: goodwill, core deposit intangibles, net of taxes	39,626	40,063	41,748
Tangible book value	$500,378	$483,565	$442,663
Common shares outstanding	17,514,922	17,437,326	17,380,307
Book value per share	$30.83	$30.03	$27.87
Tangible book value per share	$28.57	$27.73	$25.47
Set forth below is a reconciliation to US GAAP of tangible equity to tangible assets:

	As of
(Dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2023
Tangible equity(1)	$500,378	$483,565	$442,663
Total assets	4,637,293	4,670,864	4,651,997
Less: goodwill, core deposit intangibles, net of taxes	39,626	40,063	41,748
Total tangible assets	$4,597,667	$4,630,801	$4,610,249

Tangible equity to tangible assets	10.88%	10.44%	9.60%
(1)Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Comparison of Results of Operations for the Three Months Ended September 30, 2024 and June 30, 2024
Net Income.  Net income totaled $13.1 million, or $0.76 per diluted share, for the three months ended September 30, 2024 compared to $12.4 million, or $0.73 per diluted share, for the three months ended June 30, 2024, an increase of $694,000, or 5.6%. Results for the three months ended September 30, 2024 were positively impacted by a decrease of $1.3 million in the provision for credit losses. Details of the changes in the various components of net income are further discussed below.
Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	September 30, 2024			June 30, 2024
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,899,460	$63,305	6.46%	$3,885,222	$62,161	6.43%
Debt securities available for sale	140,246	1,616	4.58	134,334	1,495	4.48
Other interest-earning assets(2)	144,931	1,728	4.74	140,376	1,758	5.04
Total interest-earning assets	4,184,637	66,649	6.34	4,159,932	65,414	6.32
Other assets	264,579			266,983
Total assets	$4,449,216			$4,426,915
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$548,024	$1,278	0.93%	$586,396	$1,445	0.99%
Money market accounts	1,335,798	10,757	3.20	1,298,177	10,221	3.17
Savings accounts	182,618	40	0.09	188,028	41	0.09
Certificate accounts	1,012,765	11,617	4.56	902,864	9,976	4.44
Total interest-bearing deposits	3,079,205	23,692	3.06	2,975,465	21,683	2.93
Junior subordinated debt	10,079	235	9.28	10,054	234	9.36
Borrowings	40,399	648	6.38	87,315	1,331	6.13
Total interest-bearing liabilities	3,129,683	24,575	3.12	3,072,834	23,248	3.04
Noninterest-bearing deposits	719,710			769,016
Other liabilities	65,097			63,503
Total liabilities	3,914,490			3,905,353
Stockholders' equity	534,726			521,562
Total liabilities and stockholders' equity	$4,449,216			$4,426,915
Net earning assets	$1,054,954			$1,087,098
Average interest-earning assets to average interest-bearing liabilities	133.71%			135.38%
Non-tax-equivalent
Net interest income		$42,074			$42,166
Interest rate spread			3.22%			3.28%
Net interest margin(3)			4.00%			4.08%
Tax-equivalent(4)
Net interest income		$42,442			$42,520
Interest rate spread			3.25%			3.32%
Net interest margin(3)			4.03%			4.11%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Tax-equivalent results include adjustments to interest income of $368 and $354 for the three months ended September 30, 2024 and June 30, 2024, respectively, calculated based on a combined federal and state tax rate of 24%.
Total interest and dividend income for the three months ended September 30, 2024 increased $1.2 million, or 1.9%, compared to the three months ended June 30, 2024, which was driven by a $1.1 million, or 1.8%, increase in loan interest income primarily due to the difference in the number of days in each quarter. Accretion income on acquired loans of $640,000 and $678,000 was recognized during the same periods, respectively, and was included in interest income on loans.

Total interest expense for the three months ended September 30, 2024 increased $1.3 million, or 5.7%, compared to the three months ended June 30, 2024. The increase was primarily the result of increases in the average balances of money market and certificate accounts, partially offset by a decline in average borrowings outstanding.
The following table shows the effects that changes in average balances (volume), including the difference in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase / (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$916	$228	$1,144
Debt securities available for sale	83	38	121
Other interest-earning assets	76	(106)	(30)
Total interest-earning assets	1,075	160	1,235
Interest-bearing liabilities
Interest-bearing checking accounts	(81)	(86)	(167)
Money market accounts	413	123	536
Savings accounts	(1)	—	(1)
Certificate accounts	1,341	300	1,641
Junior subordinated debt	3	(2)	1
Borrowings	(708)	25	(683)
Total interest-bearing liabilities	967	360	1,327
Decrease in net interest income			$(92)
Provision for Credit Losses.  The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the current expected credit losses model.
The following table presents a breakdown of the components of the provision for credit losses:

	Three Months Ended
(Dollars in thousands)	September 30, 2024	June 30, 2024	$ Change	% Change
Provision for credit losses
Loans	$2,990	$4,300	$(1,310)	(30)%
Off-balance-sheet credit exposure	(15)	(40)	25	63
Total provision for credit losses	$2,975	$4,260	$(1,285)	(30)%
For the quarter ended September 30, 2024, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $4.1 million during the quarter:
•$0.4 million benefit driven by changes in the loan mix.
•$1.2 million provision due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments. Included in this change was the addition of a $2.2 million qualitative allocation for the potential impact of Hurricane Helene upon our loan portfolio.
•$1.9 million decrease in specific reserves on individually evaluated loans as we charged-off specific reserves which had previously been established.
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
For the quarters ended September 30, 2024 and June 30, 2024, the amounts recorded for off-balance-sheet credit exposure were the result of changes in the balance of loan commitments, loan mix and projected economic forecast as outlined above.

Noninterest Income.  Noninterest income for the three months ended September 30, 2024 increased $169,000, or 2.1%, when compared to the quarter ended June 30, 2024. Changes in the components of noninterest income are discussed below:

	Three Months Ended
(Dollars in thousands)	September 30, 2024	June 30, 2024	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$2,336	$2,354	$(18)	(1)%
Loan income and fees	684	647	37	6
Gain on sale of loans held for sale	1,900	1,828	72	4
BOLI income	828	807	21	3
Operating lease income	1,637	1,591	46	3
Other	897	886	11	1
Total noninterest income	$8,282	$8,113	$169	2%
•Gain on sale of loans held for sale: The increase was primarily driven by residential mortgage loans sold during the period. There were $21.7 million of residential mortgage loans originated for sale which were sold during the current quarter with gains of $479,000 compared to $21.3 million sold with gains of $351,000 in the prior quarter, with the improvement in profitability due to movement in interest rates. There were $54.6 million of HELOCs sold for a gain of $414,000 compared to $32.9 million sold with gains of $457,000 in the prior quarter. There were $12.9 million in sales of the guaranteed portion of SBA commercial loans with gains of $1.0 million for the quarter compared to $12.7 million sold and gains of $1.1 million for the prior quarter. Our hedging of mandatory commitments on the residential mortgage loan pipeline resulted in a gain of $18,000 for the quarter ended September 30, 2024 versus a loss of $58,000 for the quarter ended June 30, 2024.
Noninterest Expense.  Noninterest expense for the three months ended September 30, 2024 increased $375,000, or 1.2%, when compared to the three months ended June 30, 2024. Changes in the components of noninterest expense are discussed below:

	Three Months Ended
(Dollars in thousands)	September 30, 2024	June 30, 2024	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$17,082	$16,608	$474	3%
Occupancy expense, net	2,436	2,419	17	1
Computer services	3,192	3,116	76	2
Telephone, postage and supplies	547	580	(33)	(6)
Marketing and advertising	408	606	(198)	(33)
Deposit insurance premiums	589	531	58	11
Core deposit intangible amortization	567	567	—	—
Other	5,764	5,783	(19)	—
Total noninterest expense	$30,585	$30,210	$375	1%
•Salaries and employee benefits: The quarter-over-quarter increase was primarily the result of executive pay increases effective this quarter and additional stock incentive expense associated with the vesting of performance-based equity awards.
•Marketing and advertising: The decrease in expense was the result of both differences in the timing of when expenses were incurred quarter-over-quarter as well as a reduction in traditional media advertising (print, billboards, etc.) in favor of digital platforms at lower costs.
Income Taxes.  The amount of income tax expense is influenced by the amount of pre-tax income, tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rates for the three months ended September 30, 2024 and June 30, 2024 were 21.9% and 21.4%, respectively.
Comparison of Results of Operations for the Nine Months Ended September 30, 2024 and September 30, 2023
Net Income.  Net income totaled $40.6 million, or $2.37 per diluted share, for the nine months ended September 30, 2024 compared to $36.6 million, or $2.18 per diluted share, for the nine months ended September 30, 2023, an increase of $4.0 million, or 11.0%. The results for the nine months ended September 30, 2024 were positively impacted by a decrease of $3.3 million in the provision for credit losses, a $1.4 million increase in noninterest income, and a $2.6 million decrease in noninterest expense, partially offset by a $2.0 million decrease in net interest income and a $1.3 million increase in income tax expense. Details of the changes in the various components of net income are further discussed below.

Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended
	September 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,883,040	$185,418	6.38%	$3,684,518	$162,526	5.90%
Debt securities available for sale	133,779	4,424	4.42	155,884	3,780	3.24
Other interest-earning assets(2)	138,956	5,576	5.36	137,065	5,356	5.22
Total interest-earning assets	4,155,775	195,418	6.28	3,977,467	171,662	5.77
Other assets	276,516			266,867
Total assets	$4,432,291			$4,244,334
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$574,954	$4,149	0.96%	$627,200	$3,241	0.69%
Money market accounts	1,305,217	30,642	3.14	1,206,119	18,604	2.06
Savings accounts	187,447	124	0.09	218,683	143	0.09
Certificate accounts	934,702	30,778	4.40	649,755	14,967	3.08
Total interest-bearing deposits	3,002,320	65,693	2.92	2,701,757	36,955	1.83
Junior subordinated debt	10,054	705	9.37	8,428	563	8.93
Borrowings	76,823	3,550	6.17	158,965	6,634	5.58
Total interest-bearing liabilities	3,089,197	69,948	3.02	2,869,150	44,152	2.06
Noninterest-bearing deposits	766,110			857,315
Other liabilities	55,217			54,513
Total liabilities	3,910,524			3,780,978
Stockholders' equity	521,767			463,356
Total liabilities and stockholders' equity	$4,432,291			$4,244,334
Net earning assets	$1,066,578			$1,108,317
Average interest-earning assets to average interest-bearing liabilities	134.53%			138.63%
Non-tax-equivalent
Net interest income		$125,470			$127,510
Interest rate spread			3.26%			3.71%
Net interest margin(3)			4.03%			4.29%
Tax-equivalent
Net interest income		$126,542			$128,413
Interest rate spread			3.30%			3.74%
Net interest margin(3)			4.07%			4.32%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Tax-equivalent results include adjustments to interest income of $1,072 and $903 for the nine months ended September 30, 2024 and September 30, 2023, respectively, calculated based on a combined federal and state tax rate of 24%.
Total interest and dividend income for the nine months ended September 30, 2024 increased $23.8 million, or 13.8%, compared to the nine months ended September 30, 2023, which was driven by a $22.9 million, or 14.1%, increase in interest income on loans. Accretion income on acquired loans of $2.0 million and $1.7 million was recognized during the same periods, respectively, and was included in interest income on loans. The overall increase in average yield on interest-earning assets was the result of both higher average balances and rising interest rates.
Total interest expense for the nine months ended September 30, 2024 increased $25.8 million, or 58.4%, compared to the nine months ended September 30, 2023. The change was primarily the result of increases in the cost of funds across all funding sources driven by higher market interest rates and increases in the average balances of money market and certificate accounts, partially offset by a decline in average borrowings outstanding.

The following table shows the effects that changes in average balances (volume), including the difference in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase / (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$8,927	$13,965	$22,892
Debt securities available for sale	(532)	1,176	644
Other interest-earning assets	79	141	220
Total interest-earning assets	8,474	15,282	23,756
Interest-bearing liabilities
Interest-bearing checking accounts	(266)	1,174	908
Money market accounts	1,557	10,481	12,038
Savings accounts	(20)	1	(19)
Certificate accounts	6,592	9,219	15,811
Junior subordinated debt	109	33	142
Borrowings	(3,425)	341	(3,084)
Total interest-bearing liabilities	4,547	21,249	25,796
Decrease in net interest income			$(2,040)
Provision for Credit Losses.  The following table presents a breakdown of the components of the provision for credit losses:

	Nine Months Ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Provision for credit losses
Loans	$8,435	$12,120	$(3,685)	(30)%
Off-balance-sheet credit exposure	(35)	(385)	350	91
Total provision for credit losses	$8,400	$11,735	$(3,335)	(28)%
For the nine months ended September 30, 2024, the "loans" portion of the provision for credit losses was the result of net charge-offs of $8.9 million during the period, partially offset by a $0.4 million benefit due to changes in the loan mix.
For the nine months ended September 30, 2023, the "loans" portion of the provision for credit losses was the result of the following, in addition to net charge-offs of $3.9 million during the period:
•$4.9 million provision to establish an allowance on Quantum's loan portfolio.
•$3.0 million provision due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$0.3 million increase in specific reserves on individually evaluated credits.
For the nine months ended September 30, 2024 and September 30, 2023, the amounts recorded for off-balance-sheet credit exposure were the result of changes in the balance of loan commitments, loan mix and projected economic forecast as outlined above.

Noninterest Income.  Noninterest income for the nine months ended September 30, 2024 increased $1.4 million, or 5.8%, when compared to the same period last year. Changes in the components of noninterest income are discussed below:

	Nine Months Ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$6,839	$6,967	$(128)	(2)%
Loan income and fees	2,009	1,913	96	5
Gain on sale of loans held for sale	5,185	4,213	972	23
BOLI income	3,470	2,844	626	22
Operating lease income	5,087	4,515	572	13
Gain (loss) on sale of premises and equipment	(9)	982	(991)	(101)
Other	2,625	2,391	234	10
Total noninterest income	$25,206	$23,825	$1,381	6%
•Gain on sale of loans held for sale: The increase in the gain on sale of loans held for sale was primarily driven by residential mortgage and SBA loans sold during the period. During the nine months ended September 30, 2024, there were $58.3 million of residential mortgage loans originated for sale which were sold with gains of $1.1 million compared to $48.7 million sold with gains of $633,000 for the corresponding period in the prior year, with the improvement in profitability due to movement in interest rates. There were $38.5 million of sales of the guaranteed portion of SBA commercial loans with gains of $3.1 million compared to $41.1 million sold and gains of $2.6 million for the corresponding period in the prior year. There were $95.4 million of HELOCs sold during the current period for a gain of $887,000 compared to $66.4 million sold and gains of $552,000 for the corresponding period in the prior year. Our hedging of mandatory commitments on the residential mortgage loan pipeline resulted in a gain of $15,000 for the nine months ended September 30, 2024 versus a gain of $426,000 for the nine months ended September 30, 2023.
•BOLI income: The increase was due to higher yielding policies as a result of restructuring the portfolio at the end of the prior calendar year.
•Operating lease income: The increase in operating lease income was the result of $1.7 million in additional contractual earnings on a higher average outstanding balance of the associated contracts, partially offset by losses incurred on previously leased equipment, where we recognized a net loss of $1.3 million for the nine months ended September 30, 2024 versus a net loss of $210,000 in the same period last year.
•Gain (loss) on sale of premises and equipment: During the nine months ended September 30, 2023, two properties were sold for a combined gain of $982,000. No material disposal activity occurred during the nine months ended September 30, 2024.
Noninterest Expense.  Noninterest expense for the nine months ended September 30, 2024 decreased $2.6 million, or 2.8%, when compared to the same period last year. Changes in the components of noninterest expense are discussed below:

	Nine Months Ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$50,666	$49,436	$1,230	2%
Occupancy expense, net	7,292	7,556	(264)	(3)
Computer services	9,396	9,386	10	—
Telephone, postage and supplies	1,712	1,942	(230)	(12)
Marketing and advertising	1,659	1,555	104	7
Deposit insurance premiums	1,674	1,878	(204)	(11)
Core deposit intangible amortization	1,896	2,324	(428)	(18)
Merger-related expenses	—	4,741	(4,741)	(100)
Other	16,364	14,490	1,874	13
Total noninterest expense	$90,659	$93,308	$(2,649)	(3)%
•Salaries and employee benefits: The increase was primarily the result of pay increases, partially offset by reductions in incentive pay.
•Core deposit intangible amortization: The intangible recorded associated with the Quantum merger is being amortized on an accelerated basis, so the rate of amortization slowed year-over-year.
•Merger-related expenses: The prior period included expenses associated with the Company's merger with Quantum. No such expenses were incurred in the nine months ended September 30, 2024.
•Other: The increase period-over-period was primarily driven by $1.7 million of additional depreciation expense on equipment subject to operating leases.
Income Taxes. The amount of income tax expense is influenced by the amount of pre-tax income, tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rates for the nine months ended September 30, 2024 and September 30, 2023 were 21.3% and 21.0%, respectively.

Comparison of Financial Condition at September 30, 2024 and December 31, 2023
General.  Total assets decreased by $35.3 million to $4.6 billion and total liabilities decreased by $75.5 million to $4.1 billion, respectively, at September 30, 2024 as compared to December 31, 2023. The majority of these changes were the result of an increase in deposits, which, combined with the collection of BOLI redemption proceeds and cash and cash equivalents, were used to fund growth in loans and pay down borrowings.
Cash and Cash Equivalents.  Total cash and cash equivalents decreased $53.7 million, or 15.5%, to $293.5 million at September 30, 2024 from $347.1 million at December 31, 2023.
Debt Securities Available for Sale.  Debt securities available for sale increased $13.6 million, or 10.7%, to $140.6 million at September 30, 2024 from $127.0 million at December 31, 2023. Outside of changes in value, the changes between periods were the result of $33.3 million in purchases, partially offset by $22.6 million in proceeds from the maturity, call and paydown of securities.
Loans Held for Sale. Loans held for sale decreased $9.1 million, or 4.5%, to $192.7 million at September 30, 2024 from $201.8 million at December 31, 2023. This was driven by decreases in all loans held for sale categories.
Loans, Net of Deferred Loan Fees and Costs.  Total loans increased $58.9 million, or 1.6%, to $3.7 billion at September 30, 2024. The following table illustrates the changes within the portfolio:

	As of		Change		Percent of Total
	September 30, 2024	December 31, 2023			September 30, 2024	December 31, 2023
(Dollars in thousands)			$	%
Commercial real estate loans
Construction and land development	$300,905	$305,269	$(4,364)	(1)%	8%	8%
Commercial real estate – owner occupied	544,689	536,545	8,144	2	15	15
Commercial real estate – non-owner occupied	881,340	875,694	5,646	1	24	24
Multifamily	114,155	88,623	25,532	29	3	2
Total commercial real estate loans	1,841,089	1,806,131	34,958	2	50	49
Commercial loans
Commercial and industrial	286,809	237,255	49,554	21	8	7
Equipment finance	443,033	465,573	(22,540)	(5)	12	13
Municipal leases	158,560	150,292	8,268	6	4	4
Total commercial loans	888,402	853,120	35,282	4	24	24
Residential real estate loans
Construction and land development	63,016	96,646	(33,630)	(35)	2	3
One-to-four family	627,845	584,405	43,440	7	17	16
HELOCs	194,909	185,878	9,031	5	5	5
Total residential real estate loans	885,770	866,929	18,841	2	24	24
Consumer loans	83,631	113,842	(30,211)	(27)	2	3
Total loans, net of deferred loan fees and costs	$3,698,892	$3,640,022	$58,870	2%	100%	100%
Asset Quality. Nonperforming assets, made up of nonaccrual loans and repossessed assets, increased by $10.4 million, or 54.0%, to $29.8 million, or 0.64% of total assets, at September 30, 2024 compared to $19.3 million, or 0.41% of total assets, at December 31, 2023. Consistent with the change in net charge-offs discussed below, equipment finance loans made up the largest portion of nonperforming assets at $8.5 million and $6.5 million, respectively, at these same dates. In addition, owner occupied commercial real estate totaled $7.2 million and $912,000, respectively, at these same dates. These increases were mainly the result of a $3.1 million medical equipment relationship and a $5.1 million owner occupied commercial real estate (OO CRE) relationship; however, in both cases losses are not currently anticipated. The ratio of nonperforming loans to total loans was 0.78% at September 30, 2024 compared to 0.53% at December 31, 2023.
The ratio of classified assets to total assets increased to 0.99% at September 30, 2024 from 0.90% at December 31, 2023 as classified assets increased $4.1 million, or 9.8%, to $46.1 million at September 30, 2024 compared to $42.0 million at December 31, 2023. The largest portfolios of classified assets at September 30, 2024 included $11.7 million of non-owner occupied commercial real estate loans, $8.4 million of equipment finance loans, $7.1 million of SBA loans, $6.0 million of 1-4 family residential real estate loans, and $6.0 million of OO CRE loans.
Allowance for Credit Losses on Loans.  The ACL on loans was $48.1 million, or 1.30% of total loans, at September 30, 2024 compared to $48.6 million, or 1.34% of total loans, as of December 31, 2023. The drivers of this change are discussed in the "Comparison of Results of Operations for the Nine Months Ended September 30, 2024 and September 30, 2023 – Provision for Credit Losses" section above.
Net loan charge-offs totaled $8.9 million for the nine months ended September 30, 2024 compared to $3.9 million for the same period last year. As discussed in previous quarters, the increase in net charge-offs has been concentrated in our equipment finance portfolio, primarily smaller over-the-road truck loans, with net charge-offs of $5.1 million during the nine months ended September 30, 2024. In response, during the first quarter of calendar year 2024 the Company elected to cease further originations within the transportation sector of equipment finance loans. In spite of the increase, annualized net charge-offs as a percentage of average assets for the loan portfolio as a whole were 0.31% for the nine months ended September 30, 2024, in line with the Company's historical experience, as compared to 0.14% for the nine months ended September 30, 2023.

Other Assets.  Other assets decreased by $39.3 million, or 36.6%, to $68.1 million at September 30, 2024 from $107.4 million at December 31, 2023. During the quarter ended December 31, 2023, we had established a $47.9 million receivable for proceeds from the redemption of BOLI policies. The decrease between periods was due to the collection of $44.3 million of this receivable.
Deposits.  The following table summarizes the composition of our deposit portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Core deposits
Noninterest-bearing accounts	$684,501	$784,950	$(100,449)	(13)%
NOW accounts	534,517	591,270	(56,753)	(10)
Money market accounts	1,345,289	1,246,807	98,482	8
Savings accounts	179,762	194,486	(14,724)	(8)
Total core deposits	2,744,069	2,817,513	(73,444)	(3)
Certificates of deposit	1,017,519	843,860	173,659	21
Total	$3,761,588	$3,661,373	$100,215	3%
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction, indirect auto, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At September 30, 2024, the Company had the ability to borrow $162.2 million through FHLB advances and $170.5 million through the unused portion of a line of credit with the FRB. At this same date, the Company maintained revolving lines of credit with three unaffiliated banks, the unused portion of which totaled $159.0 million. HomeTrust had drawn $6.0 million on a $40.0 million revolving line of credit which bears interest at The Wall Street Journal prime rate plus 50 basis points, maturing on January 28, 2025, although the term may be extended for an additional year if no events of default have occurred.
Additionally, we classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our securities portfolio is of high quality, of short duration, and the securities would therefore be readily marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At September 30, 2024, brokered deposits totaled $422.2 million, or 11.2% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and debt securities, including MBS. On a stand-alone level we are a separate legal entity from the Bank and must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2024, we (on an unconsolidated basis) had liquid assets of $1.1 million.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals and to fund loan commitments. At September 30, 2024, the total approved loan commitments and unused lines of credit outstanding amounted to $246.9 million and $689.0 million, respectively, as compared to $240.9 million and $690.6 million as of December 31, 2023. Certificates of deposit scheduled to mature in one year or less at September 30, 2024 totaled $963.5 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this strategy, we believe that a majority of maturing deposits will be retained.
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
At September 30, 2024, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. Consistent with the Company's goals to operate a sound and profitable organization, its policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at September 30, 2024 under applicable regulatory requirements.
HomeTrust Bancshares, Inc.'s and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
September 30, 2024
CET1 Capital (to risk-weighted assets)	$501,529	12.22%	$184,724	4.50%	$266,824	6.50%
Tier I Capital (to total adjusted assets)	511,624	11.60	176,486	4.00	220,607	5.00
Tier I Capital (to risk-weighted assets)	511,624	12.46	246,299	6.00	328,399	8.00
Total Risk-based Capital (to risk-weighted assets)	558,894	13.62	328,399	8.00	410,499	10.00

December 31, 2023
CET1 Capital (to risk-weighted assets)	$463,946	11.33%	$184,256	4.50%	$266,148	6.50%
Tier I Capital (to total adjusted assets)	473,966	10.84	174,910	4.00	218,638	5.00
Tier I Capital (to risk-weighted assets)	473,966	11.58	245,675	6.00	327,567	8.00
Total Risk-based Capital (to risk-weighted assets)	517,942	12.65	327,567	8.00	409,458	10.00

HomeTrust Bank
September 30, 2024
CET1 Capital (to risk-weighted assets)	$508,756	12.39%	$184,724	4.50%	$266,824	6.50%
Tier I Capital (to total adjusted assets)	508,756	11.54	176,372	4.00	220,465	5.00
Tier I Capital (to risk-weighted assets)	508,756	12.39	246,299	6.00	328,399	8.00
Total Risk-based Capital (to risk-weighted assets)	556,026	13.55	328,399	8.00	410,499	10.00

December 31, 2023
CET1 Capital (to risk-weighted assets)	$484,238	11.83%	$184,249	4.50%	$266,137	6.50%
Tier I Capital (to total adjusted assets)	484,238	11.08	174,849	4.00	218,562	5.00
Tier I Capital (to risk-weighted assets)	484,238	11.83	245,665	6.00	327,553	8.00
Total Risk-based Capital (to risk-weighted assets)	528,214	12.90	327,553	8.00	409,442	10.00
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
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of September 30, 2024, the Company's and Bank's risk-based capital exceeded the required capital contribution buffer.
Dividends paid by HomeTrust Bank are limited, without regulatory approval, to current year earnings and earnings less dividends paid during the preceding two years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has not been any material change in the market risk disclosures contained in our 2023 Form 10-KT.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2024, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2024, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief

Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(b) Not applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2024:

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plans	Maximum # of Shares that May Yet Be Purchased Under Publicly Announced Plans
July 1 - July 31, 2024	—	$—	—	243,156
August 1 - August 31, 2024	—	—	—	243,156
September 1 - September 30, 2024	—	—	—	243,156
Total	—	$—	—	243,156
Over the years as a public company, the Company's Board of Directors has, from time to time, authorized the repurchase of its common stock. The most recent time this was done, on February 28, 2022, 806,000 shares of common stock were authorized for repurchase representing approximately 5% of the Company's outstanding shares at the time of the announcement. As of September 30, 2024, 562,844 of these shares had been purchased at an average price of $28.83 per share, 23,483 of which were repurchased during the nine months ended September 30, 2024. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.
Item 3. Defaults Upon Senior Securities
Nothing to report.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Plans: During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

3.1	Charter of HomeTrust Bancshares, Inc.	(d)
3.2	Amended and Restated Bylaws of HomeTrust Bancshares, Inc.	(p)
10.1	HomeTrust Bancshares, Inc. Senior Leadership Incentive Plan (formerly known as Operating Committee Incentive Program)	(f)

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

10.2	Amended and Restated Employment and Transition Agreement between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(a)
10.3	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(b)
10.3B	Amendment No. 2 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.3C	Amendment No. 3 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(o)
10.3D	Amendment No. 4 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(e)
10.4	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony J. VunCannon	(g)
10.4A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony VunCannon	(a)
10.5	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(d)
10.6	Amendment No. 1 to SERP	(m)
10.7	Amendment No. 2 to SERP	(l)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(d)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(d)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(d)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(d)
10.7E	SERP Joinder Agreement for Stan Allen	(d)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(d)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(d)
10.7H	SERP Joinder Agreement for William T. Flynt	(d)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(i)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(d)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(d)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(d)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(d)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(d)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(d)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(d)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(d)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(d)
10.9A	Amendment No. 1 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9B	Form of Joinder Agreement Under the HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9C	Amendment No. 2 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(r)
10.9D	Amendment No. 3 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(t)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(d)
10.10A	Amendment No. 1 to HomeTrust Bank 2005 Deferred Compensation Plan	(m)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(d)
10.11A	Amendment No. 1 to HomeTrust Bank Pre-2005 Deferred Compensation Plan	(m)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”)	(j)
10.12A	Form of Incentive Stock Option Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12B	Form of Non-Qualified Stock Option Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12C	Form of Stock Appreciation Right Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12D	Form of Restricted Stock Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12E	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.13	HomeTrust Bancshares, Inc. 2022 Omnibus Incentive Plan (“2022 Omnibus Incentive Plan”)	(q)

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

10.13A	Form of Non-Qualified Stock Option Award Agreement under the Registrant’s 2022 Omnibus Incentive Plan	(u)
10.13B	Form of Restricted Stock Award Agreement for Employees under the Registrant’s 2022 Omnibus Incentive Plan	(u)
10.13C	Form of Restricted Stock Award Agreement for Directors under the Registrant’s 2022 Omnibus Incentive Plan	(u)
10.14	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(c)
10.14A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Marty Caywood	(a)
10.15	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and John Sprink	(s)
10.16	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(r)
10.16A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(a)
10.17	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Megan Pelletier	(a)
10.18	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Lora Jex	(p)
10.19	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Chuck Sivley	(v)
10.20	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kevin Nunley	10.20
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
97	Policy Relating to Recovery of Erroneously Awarded Compensation	97
101	The following materials from HomeTrust Bancshares’ Transition Report on Form 10-KT for the six-month transition period ended December 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
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
(r)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 001-35593).
(s)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (File No. 001-35593).
(t)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on August 28, 2023 (File No. 001-35593).
(u)Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 6, 2023.
(v)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-35593).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMETRUST BANCSHARES, INC.

Date: November 8, 2024	By:	/s/ C. Hunter Westbrook
C. Hunter Westbrook
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 8, 2024	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)