Form 10-K
period 2024-12-31
HomeTrust Bancshares, Inc.
filed 2025-03-13
CIK 1538263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______________ to ______________
Commission File Number 1-35593
HOMETRUST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-5055422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Woodfin Street, Asheville, North Carolina	28801
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (828) 259-3939
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	HTB	The New York Stock Exchange LLC
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
☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.
As of March 7, 2025, there were issued and outstanding 17,567,959 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of such stock as of June 30, 2024, was $470.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).
Documents Incorporated By Reference
Portions of the Registrant's Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

HOMETRUST BANCSHARES, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

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
•natural disasters, including the lingering effects of Hurricane Helene;
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
•results of examinations of us by the Federal Reserve, the NCCOB or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our ACL, write-down assets, increase our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;
•changes in laws or regulations, changes in regulatory policies and principles or the application or interpretation of laws and regulations by regulatory agencies and tax authorities, including changes in deferred tax asset and liability activity, and the interpretation of regulatory capital or other rules;
•the availability of resources to address changes in laws, rules or regulations, or to respond to regulatory actions;
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
•disruptions, security breaches or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
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
•other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and
•other risks detailed from time to time in documents we file with or furnish to the SEC, including this Form 10-K.
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

PART I
Item 1. Business
Overview
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the holding company for HomeTrust Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on July 10, 2012. As a bank holding company and financial holding company, we are regulated by the Federal Reserve. At December 31, 2024, the Company had consolidated total assets of $4.6 billion, total deposits of $3.8 billion and stockholders’ equity of $551.8 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Form 10-K, including the audited consolidated financial statements and related data, relates primarily to the Bank and its subsidiary. As a North Carolina state-chartered bank, and member of the FRB, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the FDIC. The Bank is a member of the FHLB of Atlanta, which is one of the 11 regional banks in the FHLB System. Our headquarters is located in Asheville, North Carolina.
The Bank was originally formed in 1926. Between the fiscal years of 1996 and 2011, HomeTrust Bank's Board of Directors and executive management expanded the Bank beyond its historical Asheville market and created a unique partnership through which hometown community banks could combine their financial resources to achieve a shared vision. These actions resulted in mergers between six established banks located in Tryon, Shelby, Eden, Lexington and Cherryville, North Carolina.
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
In recent years, we have focused on our mission to establish a behavior-based culture that focuses on fundamentals that serve as a guiding light in every facet of our business. In 2022, we introduced 33 culture fundamentals that encapsulate the values we hold and solidify our unique culture. Each week, a different fundamental is emphasized and discussed throughout the Company through unique videos, a culture mobile app, and at the start of each team meeting. From “#1 - do the right thing, always” to “#17 - think and act like an owner” to “#33 - keep things fun,” these fundamentals are not just how we behave and treat each other and our customers, but also how we manage the Company.
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
In addition, the way we create differentiation from our competition is by focusing on “HOW” we deliver our products and services. While some employees have been a part of HomeTrust Bank for decades, a significant number of employees have more recently brought their professional expertise and industry knowledge to us through internal growth and acquisitions. As a reflection of our strategic goal to make the Bank a best place to work, in 2022 the Company made a significant investment in refreshing our culture model to create organizational clarity via a targeted, robust program that focuses on employee behaviors which support our aspirational corporate values. This “culture model” helps to ensure the Bank workplace remains attentive to:
•increased collaboration and productivity,
•attracting and retaining the best talent,
•winning more business in a "look-alike" world, and
•establishing clarity when more workers are remote or hybrid.
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
Human Capital
As of December 31, 2024, we employed 539 full-time employees and 24 part-time employees, for a total of 563 employees. Our employees are located primarily in our five-state geographic footprint: North Carolina - 367, Tennessee - 60, Georgia - 49, Virginia - 37 and South Carolina - 37. In addition, 13 employees are located in other states across the U.S and work remotely.
For almost 100 years, HomeTrust Bank has striven to be an employer of choice. We value and promote belonging in every aspect of our business and at every level within the Company. We recruit, hire and promote employees based on their individual ability and experience and in accordance with Affirmative Action and Equal Employment Opportunity laws and regulations. Our policy is that we do not discriminate on the basis of race, color, gender, national origin, religion, age, sexual orientation, gender identity, gender expression, genetic information, physical or mental disability, pregnancy, marital status, status as a protected veteran or any other status protected by federal, state or local law.
Our talent acquisition practices are designed to attract top talent and foster an inclusive, respectful and rewarding workplace. Selection teams are guided by our talent acquisition professionals in the proper recruitment and selection of candidates with a focus on competency-based hiring. We stay abreast of market trends and best practices, ensuring that we remain competitive and an attractive place to work. An employee referral program serves to reward current employees for identifying top candidates who choose to apply and accept employment with us.
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
We believe that a sense of belonging is essential to providing a work environment where everyone can perform their very best. We are committed to fostering an environment that encourages diverse viewpoints, backgrounds and experiences.
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
To foster inclusivity and support our employees through various life events, we offer a 100% paid parental leave benefit to all eligible employees, regardless of gender, for the birth, adoption or fostering of a new child. In addition, we offer company-paid short-term disability coverage to provide 100% wage replacement for eight weeks for employees with at least one year of service if they experience a qualifying medical event. In 2024, more than half our workforce was impacted by Hurricane Helene, which caused catastrophic damage across Western North Carolina, Eastern Tennessee and Upstate South Carolina. Employees were supported through inclement weather pay, flexible work arrangements and donations of food and supplies. We also established the HTB Employee Relief Fund, launched with a significant initial donation by the Bank, which provided monetary grants to all employees living in areas affected by the storm. The HTB Employee Relief Fund will remain in place to provide future charitable financial support to employees in times of crisis, disaster or hardship.
We believe a strong corporate culture and employee engagement is crucial to the success of the Company. In 2024, we conducted a comprehensive employee engagement survey, with a high-level of employee participation and year-over-year we have continued to improve employee engagement results. Results are utilized to gain perspective on what we do well and identify opportunities for improvement. In addition, HomeTrust continues deepening the understanding of our 33 culture fundamentals which we introduced in 2022. Our fundamentals are a behavior-based set of expectations, intended to support the Company's core values and increase overall employee engagement. As employees exit the organization, we seek their candid feedback through confidential interviews and surveys in an effort to improve our processes, practices and overall work environment.
HomeTrust is committed to creating and sustaining a high performing regional community bank and we believe the best way to achieve that goal is to become a regionally and nationally recognized best place to work. In 2024, HomeTrust was recognized as a Best Bank to Work For by American Banker, one of America's Most Loved Workplaces by Newsweek and a Best Place to Work in South Carolina. These recognitions are a testament to the collective achievements of our teams and our ongoing commitment to enhancing the employee experience. HomeTrust continues to make significant investments in the culture of our workplace, expansion of inclusive benefits, increased employee communication, training and education opportunities. Collectively, these initiatives are designed to have a teammate first work environment to boost employee morale, engagement and job satisfaction.
We are committed to serving and strengthening the communities in which we live, work and play and believe this commitment fosters strong and rewarding relationships with our clients and community partners. Community Service Leave ("CSL") is awarded annually to employees to foster volunteerism with charitable organizations of their choice throughout the year. All employees are eligible for CSL and may use it throughout the calendar year to participate in eligible community service activities. The Bank also sponsors a two week per year program called the "Heart of HTB" where employees come together to volunteer at non-profit organizations which serve our communities.
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
Commercial loan relationships in excess of $7.5 million in total credit exposure must be approved by our Senior Loan Committee, which is comprised of the Director of Commercial Credit (Chief Credit Officer or Senior Credit Officer may substitute) and the Commercial Banking Group Executive (Chief Executive Officer may substitute). Any loan submitted for Senior Loan Committee approval should have the prior approval of the Relationship Manager, the Market President (Commercial Banking Group Executive may substitute) and their assigned Senior Credit Officer. Loan relationships in excess of $20.0 million in total credit exposure must be approved by the Executive Loan Committee comprised of the Chief Executive Officer, Commercial Banking Group Executive, Chief Credit Officer, the Director of Commercial Credit and the Senior Credit Officers not involved with the credit. A quorum consists of at least three members, one of whom must be either the Chief Credit Officer or the Director of Commercial Credit. A 70% vote is required for approval. Total credit exposure in a single loan or group of loans to related borrowers exceeding 60% of the Bank’s legal lending limit (currently approximately $50.4 million) must be approved by the Bank's Board of Directors. The Bank has no relationships currently in excess of this limit.
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
The Bank is subject to examination and regulation primarily by the NCCOB and the Federal Reserve as its primary federal regulator. This system of regulation and supervision establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of depositors and the FDIC deposit insurance fund. The Bank is periodically examined by the NCCOB and the Federal Reserve to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The NCCOB and the Federal Reserve also regulate the branching authority of the Bank. The Bank’s relationship with its depositors and borrowers is regulated by federal consumer protection laws. The CFPB issues regulations under those laws, but as an institution with assets of less than $10 billion, the Bank is generally subject to supervision and enforcement by the Federal Reserve with respect to compliance with federal consumer financial protection laws and CFPB regulations. The Bank’s relationship with its depositors and borrowers is also regulated by state laws with respect to certain matters, including the enforceability of loan documents.
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
The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain relationships and common interests. That limit is generally equal to 15% of unimpaired capital and surplus, which was $84.2 million as of December 31, 2024. The limit is increased to 25% for loans fully secured by readily marketable collateral. The Bank has no lending relationships in excess of its lending limit.
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
Under the FDIC’s risk-based assessment system, insured institutions are assessed based on supervisory ratings and in general, stronger institutions pay lower rates while riskier institutions pay higher rates. Currently, assessment rates (inclusive of certain possible adjustments) for an institution with total assets of less than $10.0 billion range from 2.5 to 32.0 basis points of each institution’s total average consolidated assets less average tangible equity (subject to upward adjustment for certain debt).
The FDIC has the authority to increase insurance assessments. Significant increases in the assessment rates for deposit insurance would adversely affect the Company's results of operations. Management cannot predict what assessment rates will be in the future.
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
In addition to the risk-based capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.50% of risk-weighted assets above the minimum levels for such ratios in order to avoid limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. To meet the minimum capital ratios and the capital conservation buffer requirements, the capital ratios applicable to the Company and the Bank are (i) a CETI capital ratio greater than 7.00%; (ii) a Tier 1 capital ratio greater than 8.50%; (iii) a total capital ratio greater than 10.50%; and (iv) a Tier 1 leverage ratio greater than 4.00%. As of December 31, 2024, the Bank's risk-based capital exceeded the required capital conservation buffer.
To be considered “well capitalized,” a depository institution must have a Tier 1 capital ratio of at least 8.00%, a total capital ratio of at least 10.00%, a CET1 capital ratio of at least 6.50% and a leverage ratio of at least 5.00% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. Under certain circumstances, regulators are required to take certain actions against banks that fail to meet the minimum required capital ratios. Any such institution must submit a capital restoration plan and, until such plan is approved, may not increase its assets, acquire another depository institution, establish a branch or engage in any new activities, or make capital distributions. As of December 31, 2024, HomeTrust Bank met the requirements to be “well capitalized” and met the capital conservation buffer requirement. For additional information regarding the Bank’s required and actual capital levels at December 31, 2024, see “Note 18 – Regulatory Capital Matters” of the Notes to Consolidated Financial Statements included in Item 8 in this report.
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
At December 31, 2024, the Bank held $3.5 million in FHLB stock which complied with the holding requirements.
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
The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2024, HomeTrust Bank’s aggregate recorded loan balances for construction, land development and land loans were 58.2% of regulatory capital. In addition, at December 31, 2024, HomeTrust Bank’s commercial real estate loans, as defined by the guidance, were 233.4% of regulatory capital. See "Risk Factors – The level of our commercial real estate portfolio may subject us to additional regulatory scrutiny."
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
On October 24, 2023, the federal banking agencies issued a final rule designed to strengthen and modernize regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low and moderate income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026 and additional requirements are scheduled to become applicable on January 1, 2027. The Bank currently cannot predict the impact the changes to the CRA regulations will have on its operations.
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
Privacy Laws and Cyber Security. Federal law places limitations on financial institutions like the Bank regarding the sharing of consumer financial information with unaffiliated third-parties. Specifically, these provisions require all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third-parties. The Bank currently has a privacy protection policy in place and believes such policy is in compliance with the regulations. In addition, the federal banking agencies adopted a final rule providing for notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.
In addition, the Securities and Exchange Commission requires registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance. The rules require registrants to disclose on Item 1.05 of Form 8-K any cybersecurity incident they determine to be material and to describe the material aspects of the incident's nature, scope and timing, as well as its material impact or reasonably likely material impact on the registrant. An Item 1.05 Form 8-K will generally be due four business days after a registrant determines that a cybersecurity incident is material. See "Item 1C. Cybersecurity Risk Management, Strategy and Governance” for annual disclosures.

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
Capital Requirements for HomeTrust Bancshares. As a bank holding company, HomeTrust Bancshares, Inc. is subject to the minimum regulatory capital requirements established by Federal Reserve regulation, which generally are the same as the capital requirements for the Bank. These capital requirements include provisions that might impact the ability of the Company to pay dividends to stockholders or repurchase shares. For a description of the capital regulations, see "Regulation of HomeTrust Bank – Capital Requirements for HomeTrust Bank" and “Note 18 – Regulatory Capital Matters” of the Notes to Consolidated Financial Statements included in Item 8 in this report. At December 31, 2024, HomeTrust Bancshares, Inc. exceeded its minimum regulatory capital requirements under Federal Reserve regulations.
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

Stock Repurchases. A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. The Company repurchased 23,483 shares during the year ended December 31, 2024. No shares were repurchased during the six-month transition period ended December 31, 2023.
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
Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. In 2009, IRC 172 (b) (1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years. At December 31, 2024, we had $8.0 million of net operating loss carryforwards for federal income tax purposes.
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
State Taxation
Georgia. The state of Georgia requires banks to file a bank tax return. As a multi-state bank, we pay taxes on the portion of revenue generated within the state. In 2024 and 2023 the tax rate was 5.75%.
North Carolina. The state of North Carolina requires all corporations chartered or doing business in the state to pay a corporate tax. In 2024 and 2023 the tax rate was 2.5%.
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
South Carolina. The state of South Carolina requires banks to file a bank tax return. As a multi-state bank, we pay taxes on the portion of revenue generated within the state. In 2024 and 2023 the tax rate was 4.5%.
Tennessee. The state of Tennessee requires banks to file a franchise and excise tax form for financial institutions. The franchise tax is based on the portion of revenue generated in the state, the net worth of the Bank and the applicable franchise tax, which was $0.25 per $100 in 2024 and 2023. The excise tax is based on the taxable income (as defined by the state), the portion of revenue generated in the state and the applicable excise tax, which was 6.5% in 2024 and 2023.
Virginia. The state of Virginia requires banks to file a bank franchise tax. The tax is based on the portion of capital deployed within the state and county level (as defined by the state) and was taxed at $1 per $100 of taxable value in 2024 and 2023.
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
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•the amount of our deposits may decrease and our deposit mix may be adversely affected.
At December 31, 2024, the most significant portion of our loans located outside of our primary market areas were equipment finance loans, SBA loans and purchased HELOCs. As a result, our financial condition and results of operations are subject to general and regional economic conditions and the real estate conditions prevailing in the markets in which the underlying properties securing these loans are located, as well as the conditions in our primary market areas. If economic conditions or the real estate markets decline in the areas where the properties securing these loans are located, we may suffer decreased net income or losses associated with higher default rates and decreased collateral values on our existing portfolio. Further, because they are outside of our primary market areas, these loans can be more difficult to monitor than other loans.
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
Inflation rose sharply starting at the end of calendar year 2021 to levels not seen in more than 40 years. This rise continued through the first half of calendar year 2024. From September through the end of calendar year 2024, the Federal Open Market Committee (“FOMC”) of the Federal Reserve reduced the targeted federal funds rate three times to a range of 4.25% to 4.50%; however, despite these actions, general market rates of interest remain elevated. Small- and medium-sized businesses may be impacted more during periods of high inflation, as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.
Severe weather and other natural disasters, acts of war or terrorism, new public health issues or other adverse external events could harm our business.
Severe weather and other natural disasters such as Hurricane Helene, acts of war or terrorism, new public health issues or other adverse external events could have a significant impact on our ability to conduct business. Such events could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of our facilities and our operational, financial and management information systems. There is no assurance that our business continuity and disaster recovery program can adequately mitigate these risks. Such events could also affect the stability of our deposit base, cause significant property damage, adversely affect our employees, adversely impact the values of collateral securing our loans and/or interfere with our borrowers’ abilities to repay their debt obligations to us.

Risks Related to Lending Activities
Our business may be adversely affected by credit risk associated with residential property.
At December 31, 2024, $630.4 million, or 17.3% of our total loan portfolio, was secured by liens on one-to-four family residential loans. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing markets in which we operate may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.
A majority of our residential loans are “non-conforming” because they are adjustable rate mortgages that contain interest rate floors or do not satisfy credit or other requirements due to personal and financial reasons (e.g., divorce, bankruptcy, length of time employed, etc.), conforming loan limits (i.e., jumbo mortgages), and other requirements imposed by secondary market purchasers. Some of the borrowers on these loans have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy a need in our local market areas. As a result, subject to market conditions, we intend to continue to originate these types of loans.
High loan-to-value ratios on a portion of our residential mortgage loan portfolio expose us to greater risk of loss.
Many of our one-to-four family loans and home equity lines of credit are secured by liens on mortgage properties that were originated at a higher loan-to-value or which now have a higher loan-to-value due to a decline in property value. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. Further, a majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquency, default and loss.
Our non-owner occupied real estate loans may expose us to increased credit risk.
At December 31, 2024, $142.3 million, or 22.6% of our one-to-four family loans and 3.9% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with the Bank, which may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.
Our construction and land development loans have a higher risk of loss than residential or commercial real estate loans.
At December 31, 2024, construction and land development loans in our residential real estate loan portfolio were $53.7 million, or 1.5% of our total loan portfolio, and consisted primarily of construction to permanent loans to homeowners building a residence or developing lots in residential subdivisions intending to construct a residence within one year. Construction and land development loans in our commercial real estate loan portfolio at December 31, 2024, totaled $274.4 million, or 7.5% of our total loan portfolio, and consisted of loans to contractors and builders primarily to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale.
Construction and land development lending involves additional risks when compared with permanent residential or commercial real estate lending because funds are advanced based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the completed project loan-to-value ratio. Changes in demand for new housing or commercial buildings and higher than anticipated building costs may cause the actual results of this type of lending to vary significantly from those estimated. This type of lending also typically involves higher loan principal amounts and is often concentrated with loans to a small number of builders. For these reasons, a downturn in the housing or real estate market could increase loan delinquencies, defaults and foreclosures and significantly impair the value of the collateral underlying our construction and land development loans and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.
In addition, during the term of some of our construction and land development loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the ultimate success of the project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. In addition, increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser's borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold, which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At December 31, 2024, $70.5 million of our construction and land development loans were for speculative construction and none were classified as nonaccruing.
Loans on land under development or held for future construction as well as lot loans made to individuals for the future construction of a residence pose additional risk because the time period from financing to completion of a development project is significantly longer than for a traditional construction loan. This makes them more susceptible to declines in real estate values, declines in overall economic conditions, which may delay the development of the land, changes in the political landscape that could affect the permitted and intended use of the land being financed, and the potential illiquid nature of the collateral. In addition, during this long period of time from financing to completion, the collateral often does not generate any cash flow to support debt service.
Our commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.
While commercial real estate lending is potentially more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans require a more detailed analysis at the time of loan underwriting and on an ongoing basis. At December 31, 2024, commercial real estate loans were $1.8 billion, or 49.5% of our total loan portfolio, including multifamily loans totaling $120.4 million or 3.3% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because commercial real estate typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. At December 31, 2024, commercial real estate loans that were nonperforming totaled $12.1 million, or 43.6% of our total nonperforming loans.
A secondary market for many types of commercial real estate loans is not readily available, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential loans because there are fewer potential purchasers of the collateral. Additionally, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential and consumer loan portfolios.
The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.
The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm/non-residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Our total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 233.4% of total risk-based capital at December 31, 2024. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or out of an abundance of caution). The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including Board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While not exceeding the 300% of capital threshold, we have implemented policies and procedures with respect to our commercial real estate loan portfolio that we believe are consistent with this guidance. Bank regulators could, however, require us to implement additional policies and procedures pursuant to their interpretation of the guidance that may result in additional costs to us.
Our equipment finance and auto finance lending increases our exposure to lending risks.
At December 31, 2024, $406.4 million and $69.1 million, or 11.1% and 1.9% of our total loan portfolio, consisted of equipment finance and indirect auto finance loans, respectively. Equipment finance and indirect auto finance loans are inherently risky as they are secured by assets that depreciate rapidly. In some cases, repossessed collateral for transportation and construction loans, and manufacturing equipment for equipment finance loans may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Equipment finance loan collections depend on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by reduced cash flows of the borrower's business within certain industries.
Specific to the equipment finance portfolio, during the year ended December 31, 2023, our balances of both nonaccrual loans and net charge-offs increased significantly due to pressure in the over-the-road trucking sector, in particular loans to smaller operators. In response, we elected to cease further originations within the sector as of December 31, 2023 and devote additional attention towards resolving loans within the existing portfolio. As a result of those efforts, although net charge-offs within the portfolio remained elevated, the outstanding balance of loans to smaller operators declined from $56.2 million to $28.2 million over the course of calendar year 2024.

Lastly, as a result of our decision to cease indirect auto finance loan originations as of March 31, 2024, the outstanding balance of the portfolio declined from $107.0 million to $69.1 million over the course of calendar year 2024. The collectability of the existing portfolio of auto loans depends on the borrower’s continuing financial stability, and therefore is more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.
Repayment of our municipal leases is dependent on fire departments receiving tax revenues from counties/municipalities.
At December 31, 2024, municipal leases were $166.0 million, or 4.5% of our total loan portfolio. We offer ground and equipment lease financing to fire departments located throughout North Carolina and, to a lesser extent, South Carolina and Virginia. Repayment of our municipal leases is often dependent on the tax revenues collected by the county/municipality on behalf of the fire department. Although a municipal lease does not constitute a general obligation of the county/municipality for which the county/municipality's taxing power is pledged, a municipal lease is ordinarily backed by the county/municipality's covenant to budget for, appropriate and pay the tax revenues to the fire department. However, certain municipal leases contain "non-appropriation" clauses which provide that the municipality has no obligation to make lease or installment purchase payments in future years unless money is appropriated for that purpose on a yearly basis. In the case of a "non-appropriation" lease, our ability to recover under the lease in the event of non-appropriation or default will be limited solely to the repossession of the leased property, without recourse to the general credit of the lessee, and disposition or releasing of the property might prove difficult. At December 31, 2024, $28.2 million of our municipal leases contained a non-appropriation clause.
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
•a qualitative reserve adjustment based on factors that are relevant within the qualitative framework; and
•our reserve on individually evaluated loans which no longer share similar risk characteristics, which is based on a DCF analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral dependent.
Our determination of the appropriate level of the ACL inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes over time. If our estimates are incorrect, the ACL may not be sufficient to cover the expected losses in our loan portfolio, resulting in the need for increases in our ACL. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our ACL may be insufficient to absorb losses without significant additional provisions.
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
Our nonperforming assets (which consist of nonaccruing loans and repossessed assets) were $28.8 million, or 0.63% of total assets, at December 31, 2024, compared to $19.3 million, or 0.41% of total assets, at December 31, 2023, respectively. Our nonperforming assets adversely affect our net income in various ways:
•we record interest income only on a cash basis for nonaccrual loans and any nonperforming debt securities, and do not record interest income for repossessed assets;
•we must provide for ECLs through a current period charge to the provision for credit losses;
•noninterest expense increases when we write down the value of repossessed assets to reflect changing market values or recognize credit impairment on nonperforming debt securities;
•there are legal fees associated with the resolution of problem assets, as well as carrying costs such as taxes, insurance and maintenance fees related to our repossessed assets; and
•the resolution of nonperforming assets requires the active involvement of management, a distraction from more profitable activity.
If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.
If our repossessed assets are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.
We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property repossessed, and at certain other times during the asset’s holding period. Our NBV in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s NBV over its fair value. If our valuation process is incorrect, or if property values decline, the fair value of our repossessed assets may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs. Significant charge-offs to our repossessed assets could have a material adverse effect on our financial condition and results of operations.
In addition, bank regulators periodically review our repossessed assets and may require us to recognize further charge-offs. Any increase in our write-downs may have a material adverse effect on our financial condition, liquidity and results of operations.
Risks Related to Market Interest Rates
Fluctuating interest rates can adversely affect our profitability.
Our earnings and cash flows are largely dependent upon our net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings and other interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In March 2020, in response to the COVID-19 pandemic, the FOMC of the Federal Reserve reduced the targeted federal funds rate by 150 basis points to a range of 0.00% to 0.25%. The reduction in the targeted federal funds rate resulted in a decline in overall interest rates which negatively impacted our net interest income. Starting in March 2022, the FOMC increased the targeted federal funds rate 11 separate times, raising the rate by 525 basis points to a range of 5.25% to 5.50%, before decreasing the rate three times starting in September 2024 to a range of 4.25% to 4.50%. If the FOMC increases the targeted federal funds rate, overall interest rates will likely rise, which may negatively impact both the housing market, by reducing refinancing activity and new home purchases, and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.
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
Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations (generally, if rates increase) or by reducing our margins and profitability (generally, if rates decrease). Our net interest margin is the difference between the yield we earn on our assets and the rate we pay for deposits and our other sources of funding. Changes in interest rates, up or down, could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. When we anticipate a rising-rate environment, we work to adjust our assets to be shorter in duration than our liabilities, so that they may adjust faster in response to changes in interest rates. As a result, when interest rates decline, the yield we earn on our assets may decline faster than the rate we pay on funding, causing our net interest margin to contract until the interest rates on interest-bearing liabilities catch up. When we anticipate a declining-rate environment, we work to adjust our liabilities to be shorter in duration than our assets, so that they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up. Changes in the slope of the “yield curve”, or the spread between short-term and long-term interest rates, could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. As our liabilities tend to be shorter in duration than our assets in periods where we anticipate a declining-rate environment, when the yield curve flattens or even inverts, we will experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.
A sustained increase in market interest rates, such as the increases experienced during 2022 and 2023, could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many other financial institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low interest rate with no stated maturity date, resulted in our having a significant amount of these deposits, which have a shorter duration than our assets. At December 31, 2024, we had $976.9 million in certificates of deposit that mature within one year and $2.8 billion in checking, savings and money market accounts with no stated maturity. We have incurred and may continue to incur a higher cost of funds to retain these deposits in a rising interest rate environment or one that is maintained for a significant period of time at a historically high interest rate, as well as supplementing any runoff with other types of borrowings also at a higher cost of funds. Our net interest income has been and could continue to be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments.
In addition, a substantial amount of our loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a significant portion of our adjustable rate loans have interest rate floors, below which the loan’s contractual interest rate may not adjust. As of December 31, 2024, our loans with interest rate floors totaled approximately $749.0 million, or 20.5% of our total loan portfolio, and had a weighted average floor rate of 5.45%, of which $113.0 million were at their floor rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during such periods. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates, which could have a material adverse effect on our results of operations.
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
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting the issuer or the underlying securities, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, and any changes to the Company's intent or ability to hold the securities until such securities recover in value could cause impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations. The process for determining whether the decline in fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. Furthermore, there can be no assurance that the declines in market value will not result in impairments of these assets and lead to accounting charges that could have a material adverse effect on our net income and capital levels. Any impairment that is not credit-related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. As of December 31, 2024, an ACL was not deemed necessary by the Company for credit-related impairment on our securities portfolio.
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
Mortgage production, especially refinancing, generally declines in rising interest rate environments, resulting in fewer loans that are available to be sold to investors. When interest rates rise, or even if they do not, there can be no assurance that our mortgage production will continue at current levels. The profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to the interest rate environment, our mortgage business is dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans into that market. Similar to mortgage production, our SBA and USDA B&I operations are likewise dependent upon these two factors. The loans in our held-for-sale portfolio are carried at either fair market value or the lower of cost or fair market value less estimated costs to sell, with changes recognized in our statement of operations. Carrying the loans at fair value may also increase the volatility in our earnings.
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
•we have completed six acquisitions during the past 12 years that enhanced our rate of growth. We may not be able to continue to maintain our past rate of growth or to grow at all in the future, even if we do have additional acquisitions.
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
The required accounting treatment of loans we acquire through acquisitions, including purchased financial assets with credit deterioration, could result in higher net interest margins and interest income initially and lower net interest margins and interest income in future periods.
Under US GAAP, we are required to record loans acquired through acquisitions, including PCD, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances as of the acquisition date. Actual performance could differ from management's initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may increase due to the discount. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and the discount decreases, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in lower net interest margins and lower interest income in future periods.
We may experience future goodwill impairment, which could reduce our earnings.
Our annual goodwill impairment test did not identify any impairment for the year ended December 31, 2024. In testing goodwill for impairment, the Company has the option to assess either qualitative or quantitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform a quantitative impairment test; otherwise, no further analysis is required. Under the quantitative impairment test, the evaluation involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill is deemed to exist, we would be required to write down our goodwill which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.
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
The significant federal and state banking regulations that affect us are described under the heading "Business – How We Are Regulated” in Item 1 of this Form 10-K. These regulations, along with the currently existing tax, accounting, securities, insurance and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations. Additionally, actions by regulatory agencies or significant litigation against us may lead to penalties that materially affect us. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These accounting changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations as could our interpretation of those changes.
Non-compliance with the USA PATRIOT Act, Bank Secrecy Act or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions or other activities.
The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent them from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions or other activities. Banking institutions can receive large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.
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
Further, our cardholders use their debit and credit cards to make purchases from third-parties or through third-party processing services. As such, we are subject to risk from data breaches of a third-party’s information systems or their payment processors. Such a data security breach could compromise our account information. The payment methods that we offer also subject us to potential fraud and theft by criminals who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for losses associated with reimbursing our clients for fraudulent transactions on clients’ card accounts, as well as costs incurred by payment card issuing banks and other third-parties. We may also be subject to fines and higher transaction fees, and our ability to accept or facilitate certain types of payments may be impaired. In addition, we may incur other costs related to data security breaches, such as replacing cards associated with compromised card accounts. Our customers could also lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.
Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. The Company is continuously working to install new, and upgrade its existing, information technology systems and provide employee awareness training around phishing, malware and other cyber risks to further protect the Company against such risks and security breaches.
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
Our current and future use of artificial intelligence ("AI") and other emerging technologies may create additional risks. The increasing adoption of AI in financial services presents significant opportunities but also introduces a range of risks that could impact our operations, regulatory compliance and customer trust. AI introduces model risk, where flawed algorithms or biased data could result in inaccurate credit decisions, compliance violations or discriminatory outcomes in lending or customer service. Cybersecurity threats, such as data breaches, adversarial attacks and data poisoning, pose significant challenges, particularly as these systems handle large volumes of sensitive customer information. Additionally, the opaque nature of some AI models, often referred to as "black-box" systems, raises regulatory compliance concerns, as regulators increasingly require transparency and explainability in AI-driven decision-making.
Operational risks also arise from potential system failures, over-reliance on AI and integration challenges with existing infrastructure. Disruptions in AI systems could impact critical functions such as fraud detection, transaction monitoring and customer support. Ethical and reputational risks, including unintended consequences or perceived unfairness in AI-driven decisions, may erode customer trust and expose us to regulatory scrutiny.
To mitigate these risks requires a robust governance framework, regular testing and auditing of AI models, and strong human oversight. Investments in cybersecurity, data privacy protections and employee training are critical to manage these risks.
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
We are an entity separate and distinct from our principal subsidiary, the Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will be, dependent upon dividends from the Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on and repurchase our common stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock or continue stock repurchases.
Scrutiny and evolving expectations from customers, regulators, investors and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
In recent years, companies have faced scrutiny from customers, regulators, investors and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosures. Investor advocacy groups, investment funds and influential investors are also focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. ESG-related compliance costs could increase our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners and our stock price.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity Risk Management, Strategy and Governance
There continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector where our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cybersecurity breach or other act, we are regularly the target of attempted threats such as ransomware and denial-of-service attacks. In addition, our customers, vendors and other third-parties also face the same threats, and a cybersecurity incident impacting any of these parties could also impact our operations. For these reasons, cybersecurity is critical to supporting our business and protecting our customers.
Our Chief Technology Officer is responsible for monitoring and coordinating the Company’s Information Security Program, which is managed on a day-to-day basis by our Information Security Officer. This program has been designed to:
•Ensure appropriate security of all information systems data, equipment and processes;
•Ensure the security and confidentiality of nonpublic customer information;
•Protect against any anticipated threats or hazards; and
•Protect against unauthorized access to, or use of, such information.
Operationally, the information security team employs numerous security tools such as threat detection, alerting and monitoring, data loss prevention, vulnerability remediation, anti-malware and email security protections. Consistent with our Business Continuity and Security Incident Response Policies, the Company engages in annual disaster recovery and information security tabletop exercises to simulate threats and events, and engages third-parties on an annual basis to conduct and report on penetration testing exercises. We administer mandatory annual security awareness training, routine employee email phishing testing, and provide regular updates across the Company to highlight recent examples of risks as they are identified.
Our Board of Directors is responsible for overseeing the Company’s cybersecurity strategies and setting the acceptable cybersecurity risk appetite as part of its oversight of the Company’s risk management activities. The Board has designated the Executive and Risk Committee to oversee the Company’s Enterprise Risk Management Program, which includes the framework for identifying, measuring, monitoring and controlling cybersecurity risk. Between updates provided by the Chief Technology Officer and Chief Risk Officer, who leads the Company’s Enterprise Risk Management function, the Committee receives quarterly updates over assessed internal and external risks, cyber threats, industry trends in the cyber area, security operations and incident response, threat and vulnerability management activities, identity and access management controls, and the results of third-party audits and examinations. To ensure this focus is properly disseminated, the Enterprise Risk Management Program includes a Management Risk Committee, made up of executive officers, to ensure proper oversight of risk-related decision making and communication by executive management.
In addition to internal monitoring procedures, the Company maintains a vendor risk management program that is designed to identify and manage risks, including cybersecurity risks, posed by our third-party vendors, particularly those with access to, or possession of, sensitive information. Vendor contract negotiations require the inclusion of data protection terms and responsibilities regarding information breach notifications and reporting. The program also includes due diligence and risk assessment procedures occurring prior to and during the life of these contractual relationships, to evaluate the vendor’s management of data transmission, storage of information, encryption practices, vulnerability testing and general strength of the vendor’s information security policy and practices. Additionally, the Company uses a continuous vendor monitoring solution to monitor third-party cyber risk, delivering risk-prioritized action plans customized to match the Company's risk appetite.
The Company’s information security team has a defined escalation path for issues and events as outlined in our Security Incident Response Policy. Our Chief Technology Officer, along with teams from information security, IT infrastructure, IT support, and system analysts, will take the lead role in evaluating, escalating, investigating and remediating a potential cybersecurity event, including formulating the initial response and bringing in individuals from other departments as deemed appropriate. Any incident assessed as potentially being or becoming material is further escalated to the Operating Committee which includes all executive officers and may be elevated to the Board of Directors if the incident is deemed material or otherwise appropriate. Outside legal counsel and forensic analysts may also be engaged to assist in evaluating and remediating cybersecurity issues and events.
In spite of the Company’s investments in systems and processes to address cyber risk, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material effect on the Company. For further discussion, see “Item 1A. Risk Factors – Risks Related to Cybersecurity, Data and Fraud.”
Item 2. Properties
We maintain our administrative office, which is owned by us, in Asheville, North Carolina. In total, as of December 31, 2024, we have 37 locations in five states, which include: North Carolina (the Asheville metropolitan area, the "Piedmont" region, Charlotte and Raleigh/Cary), South Carolina (Greenville and Charleston), East Tennessee (Kingsport/Johnson City, Knoxville and Morristown), Southwest Virginia (the Roanoke Valley) and Georgia (Greater Atlanta). Of those offices, 8 are leased facilities. We also own an operations center located in Asheville, North Carolina. We lease additional space, which is adjacent to the facility we own in Asheville, for administrative and operations personnel. The lease terms for our branch offices, operations center and other offices are not individually material. Lease expirations range from one to 18 years. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use. See "Note 7 – Premises and Equipment" and "Note 11 – Leases" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of December 31, 2024, the Company’s common stock was listed on the NASDAQ Stock Market LLC under the symbol “HTBI.” However, the Company's listing was transferred to the New York Stock Exchange LLC on February 24, 2025 under the symbol "HTB". As of the close of business on March 7, 2025, there were 17,567,959 shares of common stock outstanding held by 959 holders of record. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Purchases of Equity Securities by the Issuer
The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2024:

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plans	Maximum # of Shares that May Yet Be Purchased Under Publicly Announced Plans
October 1 - October 31, 2024	—	$—	—	243,156
November 1 - November 30, 2024	—	—	—	243,156
December 1 - December 31, 2024	—	—	—	243,156
Total	—	$—	—	243,156
Over the years as a public company, the Company's Board of Directors has, from time to time, authorized the repurchase of its common stock. The most recent time this was done, on February 28, 2022, 806,000 shares of common stock were authorized for repurchase representing approximately 5% of the Company's outstanding shares at the time of the announcement. As of December 31, 2024, 562,844 of these shares had been purchased at an average price of $28.83 per share, 23,483 of which were repurchased during the year ended December 31, 2024. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.

Stockholder Return Performance Graph Presentation
The performance graph below compares the Company’s cumulative stockholder return on its common stock since June 30, 2019 to the cumulative total return of the S&P US BMI Bank Index and the NASDAQ Composite for the periods indicated. The information presented below assumes the reinvestment of all dividends and that the value of common stock and each index was $100 on June 30, 2019. Historical stock price performance is not necessarily indicative of future stock price performance.

	Year Ended June 30,					Six Months Ended December 31, 2023	Year Ended December 31, 2024
	2019	2020	2021	2022	2023
HomeTrust Bancshares, Inc.	100.00	64.18	114.56	102.48	85.63	107.71	135.82
S&P US BMI Bank Index	100.00	76.33	128.52	103.70	95.79	115.05	148.25
NASDAQ Composite	100.00	127.56	188.74	144.29	182.01	201.83	265.85
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
Financial Highlights

(Dollars in thousands)	December 31, 2024	December 31, 2023	June 30, 2023	June 30, 2022
Selected financial condition data
Total assets	$4,595,430	$4,672,633	$4,607,487	$3,549,204
Cash and cash equivalents	279,219	347,140	303,497	105,119
Commercial paper, net	—	—	—	194,427
Certificates of deposit in other banks	28,538	34,722	33,152	23,551
Debt securities available for sale, at fair value	152,011	126,950	151,926	126,978
Loans, net of ACL and deferred loan fees and costs	3,603,014	3,591,381	3,611,630	2,734,605
Deposits	3,779,203	3,661,373	3,601,168	3,099,761
Junior subordinated debt	10,120	10,021	9,971	—
Borrowings	188,000	433,763	457,263	—
Stockholders’ equity	551,758	499,893	471,186	388,845

	Year Ended December 31, 2024	Six Months Ended December 31, 2023	Year Ended June 30,
(Dollars in thousands, except per share data)			2023	2022
Selected operations data
Total interest and dividend income	$261,616	$124,684	$187,126	$116,114
Total interest expense	92,941	40,601	29,711	5,340
Net interest income	168,675	84,083	157,415	110,774
Provision (benefit) for credit losses	7,545	5,930	15,392	(592)
Net interest income after provision (benefit) for credit losses	161,130	78,153	142,023	111,366
Service charges and fees on deposit accounts	9,165	4,686	9,510	9,462
Loan income and fees	2,737	982	2,571	3,185
Gain on sale of loans held for sale	6,253	2,330	5,608	12,876
BOLI income	4,312	3,901	2,116	2,000
Operating lease income	7,346	3,377	5,471	6,392
Gain on sale of debt securities available for sale	—	—	—	1,895
Gain (loss) on sale of premises and equipment	(9)	(248)	2,097	(87)
Other	3,645	1,847	3,677	3,386
Total noninterest income	33,449	16,875	31,050	39,109
Total noninterest expense	124,668	59,345	115,909	105,097
Income before income taxes	69,911	35,683	57,164	45,378
Income tax expense	15,106	7,386	12,560	9,725
Net income	$54,805	$28,297	$44,604	$35,653

Net income per common share – basic	$3.21	$1.67	$2.82	$2.27
Net income per common share – diluted	$3.20	$1.67	$2.80	$2.23

	At or For the Year Ended December 31, 2024	At or For the Six Months Ended December 31, 2023	At or For the Year Ended June 30,
			2023	2022
Performance ratios
Return on assets (ratio of net income to average total assets)(1)	1.23%	1.27%	1.16%	1.01%
Return on equity (ratio of net income to average equity)(1)	10.37	11.51	10.43	9.00
Yield on earning assets(1)	6.28	5.96	5.20	3.54
Rate paid on interest-bearing liabilities(1)	3.00	2.66	1.17	0.23
Average interest rate spread(1)	3.28	3.30	4.03	3.31
Net interest margin(1)(2)	4.05	4.02	4.38	3.38
Average interest-earning assets to average interest-bearing liabilities	134.60	136.76	141.23	138.30
Noninterest expense to average total assets(1)	2.81	2.66	3.01	2.97
Efficiency ratio	61.68	58.78	61.50	70.12
Efficiency ratio – adjusted(3)	60.12	59.81	59.12	69.19

	At or For the Year Ended December 31, 2024	At or For the Six Months Ended December 31, 2023	At or For the Year Ended June 30,
			2023	2022
Asset quality ratios
Nonperforming assets to total assets(4)	0.63%	0.41%	0.18%	0.18%
Nonperforming loans to total loans(4)	0.76	0.53	0.23	0.22
Total classified assets to total assets	1.06	0.90	0.53	0.61
Allowance for credit losses to nonperforming loans(4)	163.68	251.60	567.56	566.83
Allowance for credit losses to total loans	1.24	1.34	1.29	1.25
Net charge-offs to average loans(1)	0.28	0.28	0.10	(0.02)
Capital ratios
Equity to total assets at end of period	12.01%	10.70%	10.23%	10.96%
Tangible equity to total tangible assets(3)	11.25	9.91	9.39	10.31
Average equity to average assets	11.90	11.03	11.11	11.20
Dividend payout ratio	13.99	12.53	13.97	15.30
Dividends declared per common share	$0.45	$0.21	$0.39	$0.35
(1)Ratio is annualized for the six months ended December 31, 2023.
(2)Net interest income divided by average interest-earning assets.
(3)See "GAAP Reconciliation of Non-GAAP Financial Measures" section below for additional details.
(4)Nonperforming assets and loans include nonaccruing loans and repossessed assets. There were no accruing loans more than 90 days past due at the dates indicated. At December 31, 2024, $13.0 million, or 47.1%, of nonaccruing loans were current on their loan payments.
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
Set forth below is a reconciliation to US GAAP of our efficiency ratio:

	Year Ended December 31, 2024	Six Months Ended December 31, 2023	Year Ended June 30,
(Dollars in thousands)			2023	2022
Noninterest expense	$124,668	$59,345	$115,909	$105,097
Less: officer transition agreement expense	—	—	—	1,795
Less: merger-related expenses	—	—	5,465	—
Less: contract renewal consulting fee	2,965	—	—	—
Noninterest expense – adjusted	$121,703	$59,345	$110,444	$103,302

Net interest income	$168,675	$84,083	$157,415	$110,774
Plus: tax equivalent adjustment	1,460	656	1,163	1,231
Plus: noninterest income	33,449	16,875	31,050	39,109
Less: BOLI death benefit proceeds in excess of cash surrender value	1,143	2,646	—	—
Less: gain on sale of available for sale and equity securities	—	—	721	1,895
Less: gain (loss) on sale of premises and equipment	(9)	(248)	2,097	(87)
Net interest income plus noninterest income – adjusted	$202,450	$99,216	$186,810	$149,306

Efficiency ratio	61.68%	58.78%	61.50%	70.12%
Efficiency ratio – adjusted	60.12%	59.81%	59.12%	69.19%
Set forth below is a reconciliation to US GAAP of tangible book value and tangible book value per share:

(Dollars in thousands, except per share data)	December 31, 2024	December 31, 2023	June 30, 2023	June 30, 2022
Total stockholders' equity	$551,758	$499,893	$471,186	$388,845
Less: goodwill, core deposit intangibles, net of taxes	39,189	41,086	42,410	25,710
Tangible book value	$512,569	$458,807	$428,776	$363,135
Common shares outstanding	17,527,709	17,387,069	17,366,673	15,591,466
Book value per share	$31.48	$28.75	$27.13	$24.94
Tangible book value per share	$29.24	$26.39	$24.69	$23.29

Set forth below is a reconciliation to US GAAP of tangible equity to tangible assets:

(Dollars in thousands)	December 31, 2024	December 31, 2023	June 30, 2023	June 30, 2022
Tangible equity(1)	$512,569	$458,807	$428,776	$363,135
Total assets	4,595,430	4,672,633	4,607,487	3,549,204
Less: goodwill, core deposit intangibles, net of taxes	39,189	41,086	42,410	25,710
Total tangible assets	$4,556,241	$4,631,547	$4,565,077	$3,523,494

Tangible equity to tangible assets	11.25%	9.91%	9.39%	10.31%
(1)    Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.
Overview
The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2024 and 2023 and results of operations for the years ended December 31, 2024 and December 31, 2023. Refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Transition Report on Form 10-KT filed with the SEC on March 12, 2024 (the “2023 Form 10-KT") for a discussion and analysis of the more significant factors that affected periods prior to the year ended December 31, 2024.
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
Our noninterest expenses consist primarily of salaries and employee benefits, occupancy expenses, computer services, operating lease depreciation, marketing and FDIC deposit insurance premiums. Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and costs of utilities.
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
Item(s) of Note – Year Ended December 31, 2024
In January 2024, the Company announced the decision to cease indirect auto originations and right-size our mortgage banking line of business. These changes are expected to result in annual cost savings of $800,000.
On September 26, 2024, Hurricane Helene made landfall causing significant property damage across certain parts of the Company's market areas, particularly in Western North Carolina. In an effort to assist customers in their post-Hurricane Helene recovery and clean-up efforts, in the fourth quarter we granted payment deferrals of up to six months to provide short-term relief to impacted customers. The outstanding balance of these deferrals was $136.0 million at December 31, 2024. As of this same date, we retained a $2.2 million qualitative allocation in our ACL for the potential impact of the storm upon our loan portfolio which had been established in the third quarter.
In December 2024, the Company paid a $3.0 million fee to a consulting firm who assisted in negotiating the multiyear renewal of our largest core IT processing contract. The renewal will result both in future cost savings and the expansion of our technology solutions, supporting the Company's growth initiatives and digital strategies all with the goal of enhancing the customer experience.
Item(s) of Note – Year Ended December 31, 2023
On February 12, 2023, the Company merged with Quantum which operated two locations in the Atlanta metro area. The addition of Quantum contributed total assets of $656.7 million, including loans of $561.9 million, and $570.6 million of deposits, all reflecting the impact of purchase accounting adjustments. Merger-related expenses of $4.7 million were recognized during the year ended December 31, 2023, while a $5.3 million provision for credit losses was recognized during the year to establish ACLs on both Quantum's loan portfolio and off-balance-sheet credit exposure. The aggregate amount of consideration paid per the purchase agreement of approximately $70.8 million, inclusive of consideration of common stock, other cash consideration, and cash in lieu of fractional shares, included $15.9 million of cash consideration already paid by Quantum to its stockholders in advance of the closing date as is further described in "Note 3 – Merger with Quantum" of the Notes to the Consolidated Financial Statements in Item 8 of this report on Form 10-K. These distributions reduced Quantum's stockholders' equity by an equal amount prior to the transaction closing date.
In December 2023, the Company completed a partial restructuring of our BOLI portfolio into higher-yielding policies. The transaction was expected to annually contribute $1.0 million in additional noninterest income.
Comparison of Results of Operations for the Years Ended December 31, 2024 and December 31, 2023
Net Income.  Net income totaled $54.8 million, or $3.20 per diluted share, for the year ended December 31, 2024 compared to $50.0 million, or $2.97 per diluted share, for the year ended December 31, 2023, an increase of $4.8 million, or 9.5%. The results for the year ended December 31, 2024 compared to the prior year were positively impacted by a $7.6 million decrease in the provision for credit losses and a $1.4 million increase in noninterest income, partially offset by a $758,000 decrease in net interest income and a $1.6 million increase in noninterest expense. Details of the changes in the various components of net income are further discussed below.

Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Years Ended December 31,
	2024			2023
(Dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,884,984	$247,642	6.37%	$3,732,796	$222,595	5.96%
Debt securities available for sale	137,108	6,045	4.41	151,110	5,037	3.33
Other interest-earning assets(2)	144,262	7,929	5.50	133,108	6,849	5.15
Total interest-earning assets	4,166,354	261,616	6.28	4,017,014	234,481	5.84
Other assets	273,307			268,102
Total assets	$4,439,661			$4,285,116
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$570,952	$5,420	0.95%	$619,034	$4,450	0.72%
Money market accounts	1,314,867	40,680	3.09	1,217,474	27,534	2.26
Savings accounts	185,712	164	0.09	213,601	188	0.09
Certificate accounts	952,602	42,003	4.41	692,338	23,072	3.33
Total interest-bearing deposits	3,024,133	88,267	2.92	2,742,447	55,244	2.01
Junior subordinated debt	10,067	928	9.22	8,826	802	9.09
Borrowings	61,205	3,746	6.12	158,374	9,002	5.68
Total interest-bearing liabilities	3,095,405	92,941	3.00	2,909,647	65,048	2.24
Noninterest-bearing deposits	757,472			852,207
Other liabilities	58,496			52,155
Total liabilities	3,911,373			3,814,009
Stockholders' equity	528,288			471,107
Total liabilities and stockholders' equity	$4,439,661			$4,285,116
Net earning assets	$1,070,949			$1,107,367
Average interest-earning assets to average interest-bearing liabilities	134.60%			138.06%
Non-tax-equivalent
Net interest income		$168,675			$169,433
Interest rate spread			3.28%			3.60%
Net interest margin(3)			4.05%			4.22%
Tax-equivalent(4)
Net interest income		$170,135			$170,677
Interest rate spread			3.31%			3.63%
Net interest margin(3)			4.08%			4.25%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Tax-equivalent results include adjustments to interest income of $1,460 and $1,244 for the years ended December 31, 2024 and 2023, respectively, calculated based on a combined federal and state tax rate of 24%.
Total interest and dividend income for the year ended December 31, 2024 increased $27.1 million, or 11.6%, compared to the year ended December 31, 2023, which was driven by a $25.0 million increase in loan interest income, a $1.1 million increase in interest income on other investments and interest-bearing accounts, and a $1.0 million increase in interest income on debt securities available for sale. Accretion income on acquired loans of $3.2 million and $2.1 million was recognized during the same periods, respectively, and was included in loan interest income.
Total interest expense for the year ended December 31, 2024 increased $27.9 million, or 42.9%, compared to the year ended December 31, 2023, the result of a $33.0 million, or 59.8%, increase in interest expense on deposits and a $5.3 million, or 58.4%, decrease in interest expense on borrowings. The increase in interest expense on deposits was primarily the result of both increases in the average cost of funds across funding sources and average deposits, while the decrease in interest expense on borrowings was the result of a decline in average borrowings outstanding.

The following table shows the effects that changes in average balances (volume), including differences in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase/ (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$9,075	$15,972	$25,047
Debt securities available for sale	(467)	1,475	1,008
Other interest-earning assets	574	506	1,080
Total interest-earning assets	9,182	17,953	27,135
Interest-bearing liabilities
Interest-bearing checking accounts	(346)	1,316	970
Money market accounts	2,203	10,943	13,146
Savings accounts	(25)	1	(24)
Certificate accounts	8,673	10,258	18,931
Junior subordinated debt	113	13	126
Borrowings	(5,523)	267	(5,256)
Total interest-bearing liabilities	5,095	22,798	27,893
Decrease in net interest income			$(758)
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

	Years Ended December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Provision for credit losses
Loans	$7,460	$16,170	$(8,710)	(54)%
Off-balance-sheet credit exposure	85	(1,075)	1,160	108
Total provision for credit losses	$7,545	$15,095	$(7,550)	(50)%
For the year ended December 31, 2024, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $10.8 million during the period:
•$1.6 million benefit driven by changes in the loan mix.
•$0.7 million benefit due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$1.0 million decrease in specific reserves on individually evaluated credits.
For the year ended December 31, 2023, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $6.7 million during the period:
•$4.9 million provision to establish an allowance on Quantum's loan portfolio.
•$1.4 million provision driven by changes in the loan mix.
•$2.1 million provision due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$1.1 million increase in specific reserves on individually evaluated credits.
For the years ended December 31, 2024 and December 31, 2023, the amounts recorded for off-balance-sheet credit exposure were the result of changes in the balance of loan commitments, loan mix and the projected economic forecast as outlined above.
See further discussion in the "Comparison of Financial Condition at December 31, 2024 and December 31, 2023 – Allowance for Credit Losses on Loans" section below.

Noninterest Income.  Noninterest income for the year ended December 31, 2024 increased $1.4 million, or 4.3%, when compared to the year ended December 31, 2023. Changes in the components of noninterest income are discussed below:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$9,165	$9,335	$(170)	(2)%
Loan income and fees	2,737	2,336	401	17
Gain on sale of loans held for sale	6,253	5,250	1,003	19
BOLI income	4,312	4,996	(684)	(14)
Operating lease income	7,346	6,107	1,239	20
Gain (loss) on sale of premises and equipment	(9)	734	(743)	(101)
Other	3,645	3,315	330	10
Total noninterest income	$33,449	$32,073	$1,376	4%
•Loan income and fees: The increase was primarily driven by loan servicing income associated with SBA loans.
•Gain on sale of loans held for sale: The increase was primarily driven by an increase in the premiums received on SBA loans sold during the current period. During the year ended December 31, 2024, there were $48.7 million of sales of the guaranteed portion of SBA commercial loans with gains of $3.9 million compared to $46.7 million sold with gains of $3.0 million during the prior year, with the improvement in profitability due to more favorable pricing on the secondary market. There were $95.4 million of HELOCs sold during the current year with gains of $887,000 compared to $104.0 million sold with gains of $873,000 in the prior year. There were $82.0 million of residential mortgages originated for sale sold with gains of $1.4 million compared to $69.3 million sold with gains of $1.1 million in the prior year. Lastly, our hedging of mandatory commitments on the residential mortgage loan pipeline resulted in gains of $81,000 and $284,000 in the same periods, respectively.
•BOLI income: The decrease was primarily the result of a $1.5 million decrease in tax-free gains on death benefit proceeds in excess of the cash surrender value of the policies compared to the prior year, partially offset by the impact of higher yielding policies due to the partial restructuring of the portfolio at the end of the prior year.
•Operating lease income: The increase was the result of $2.1 million in additional contract earnings on a higher average outstanding balance of associated contracts, partially offset by an $805,000 increase in the valuation allowance against previously leased equipment.
•Gain (loss) on sale of premises and equipment: During the prior year, three properties were sold for a combined net gain of $734,000. No material disposal activity occurred during the year ended December 31, 2024.
Noninterest Expense.  Noninterest expense for the year ended December 31, 2024 increased $1.6 million, or 1.3%, when compared to the year ended December 31, 2023. Changes in the components of noninterest expense are discussed below:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$67,900	$65,692	$2,208	3%
Occupancy expense, net	9,768	9,999	(231)	(2)
Computer services	12,506	12,388	118	1
Operating lease depreciation expense	7,734	5,406	2,328	43
Telephone, postage and supplies	2,253	2,545	(292)	(11)
Marketing and advertising	1,893	2,180	(287)	(13)
Deposit insurance premiums	2,230	2,580	(350)	(14)
Core deposit intangible amortization	2,463	3,184	(721)	(23)
Merger-related expenses	—	4,741	(4,741)	(100)
Contract renewal consulting fee	2,965	—	2,965	100
Other	14,956	14,374	582	4
Total noninterest expense	$124,668	$123,089	$1,579	1%
•Salaries and employee benefits: The increase was primarily the result of pay increases, partially offset by reductions in incentive pay.
•Operating lease depreciation expense: The increase was due to a higher average outstanding balance of associated contracts.
•Core deposit intangible amortization: The intangible recorded as a result of the Quantum merger is being amortized on an accelerated basis, so the rate of amortization slowed year-over-year.
•Merger-related expenses: The prior year included expenses associated with the Quantum merger. No such expenses were incurred in the year ended December 31, 2024.
•Contract renewal consulting fee: In the current year we paid a fee to a consultant to assist in negotiating the multiyear renewal of our largest core processing contract.
Income Taxes.  The amount of income tax expense is influenced by the amount of pre-tax income, tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rates for the years ended December 31, 2024 and 2023 were 21.6% and 21.0%, respectively. For more information on income taxes and deferred taxes, see "Note 12 – Income Taxes” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Comparison of Financial Condition at December 31, 2024 and December 31, 2023
Assets. Total assets were $4.6 billion and $4.7 billion at December 31, 2024 and December 31, 2023, respectively, a decrease of $77.2 million, or 1.7%, period-over-period, the components of which are discussed below.
Debt Securities Available for Sale. Debt securities available for sale increased $25.1 million, or 19.7%, to $152.0 million at December 31, 2024. Outside of changes in value, the changes between years were the result of $28.7 million in proceeds from the maturity, call and paydown of securities offset by $52.8 million in purchases. All purchases were residential MBS and consistent with the composition of the existing securities held in the portfolio. The following table illustrates the changes in the fair value of the portfolio.

(Dollars in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
MBS, residential	$144,147	$104,499	$39,648	38%
Municipal bonds	3,396	3,409	(13)	—
Corporate bonds	4,468	19,042	(14,574)	(77)
Total	$152,011	$126,950	$25,061	20%
The composition and contractual maturities of our debt securities portfolio as of December 31, 2024 is indicated in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis. The Company did not hold any tax-exempt debt securities as of December 31, 2024.

(Dollars in thousands)	1 year or less	Over 1 year to 5 years	Over 5 to 10 years		Over 10 years	Total
MBS, residential
Book value	$8,114	$39,769	$31,503		$66,362	$145,748
Fair value	8,054	39,386	30,308		66,399	144,147
Weighted average yield	3.36%	4.48%	4.16%		4.92%	4.55%
Municipal bonds
Book value	1,522	1,929	—		—	3,451
Fair value	1,520	1,876	—		—	3,396
Weighted average yield	4.06%	3.64%	—%		—%	3.83%
Corporate bonds
Book value	—	—	5,000	31315	—	5,000
Fair value	—	—	4,468		—	4,468
Weighted average yield	—%	—%	3.38%		—%	3.38%
Total
Book value	$9,636	$41,698	$36,503		$66,362	$154,199
Fair value	$9,574	$41,262	$34,776		$66,399	$152,011
Weighted average yield	3.47%	4.44%	4.05%		4.92%	4.49%

Total Loans, Net of Deferred Loan Fees and Costs. Loans held for investment totaled $3.6 billion at December 31, 2024, an increase of $8.3 million or 0.2%. The following table illustrates the changes within the portfolio.

	December 31, 2024	December 31, 2023	Change		% of Total at December 31, 2024	% of Total at December 31, 2023
(Dollars in thousands)			$	%
Commercial real estate loans
Construction and land development	$274,356	$305,269	$(30,913)	(10)%	8%	8%
Commercial real estate - owner occupied	545,490	536,545	8,945	2	15	15
Commercial real estate - non-owner occupied	866,094	875,694	(9,600)	(1)	24	24
Multifamily	120,425	88,623	31,802	36	3	2
Total commercial real estate loans	1,806,365	1,806,131	234	—	50	49
Commercial loans
Commercial and industrial	316,159	237,255	78,904	33	9	7
Equipment finance	406,400	465,573	(59,173)	(13)	11	13
Municipal leases	165,984	150,292	15,692	10	5	4
Total commercial loans	888,543	853,120	35,423	4	25	24
Residential real estate loans
Construction and land development	53,683	96,646	(42,963)	(44)	1	3
One-to-four family	630,391	584,405	45,986	8	17	16
HELOCs	195,288	185,878	9,410	5	5	5
Total residential real estate loans	879,362	866,929	12,433	1	23	24
Consumer loans	74,029	113,842	(39,813)	(35)	2	3
Loans, net of deferred loan fees and costs	$3,648,299	$3,640,022	$8,277	—%	100%	100%
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
In 2024 we intentionally slowed commercial real estate lending as a whole in response to continued elevated levels of inflation, a rising rate environment, and contracting incremental net interest margins. Unfunded commitments totaled $48.1 million and $56.6 million at December 31, 2024 and 2023, respectively.
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
The Bank provides funding to a number of builders for the construction of both speculative and pre-sold 1-4 family homes. Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either us or another lender for the finished home. Loans to finance the construction of speculative single-family homes are generally offered to experienced builders with a proven track record of performance. These loans require interest-only payments during the construction phase. Unfunded commitments on these loans were $67.6 million and $53.4 million at December 31, 2024 and 2023, respectively.
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
Commercial Real Estate Lending, including Multifamily. We originate commercial real estate loans, including loans secured by retail/wholesale facilities, hotels, industrial facilities, medical and professional buildings, office buildings, churches and multifamily residential properties located primarily in our market areas. The average outstanding loan balance was $957,000 as of December 31, 2024. Specific to our non-owner occupied portfolio, the outstanding balance of loans secured by offices totaled $93.7 million as of December 31, 2024.
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
Commercial – Commercial and Industrial Loans. Over the last year, we have intentionally focused on the growth of commercial and industrial loans to businesses located in our primary market areas. These loans are primarily originated as conventional loans to business borrowers, which include lines of credit, term loans and letters of credit. These loans are typically secured by collateral and are used for general business purposes, including working capital financing, equipment financing, capital investment and general investments. Loan terms typically vary from one to five years. The interest rates on such loans are either fixed rate or adjustable rate indexed to The Wall Street Journal prime rate plus a margin.
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
In March 2022, the Company began purchasing commercial small business loans originated by a fintech partner, although in 2023 we elected to cease further purchases. At December 31, 2024, the outstanding balance of these loans totaled $11.6 million, or 0.3% of our loan portfolio. The credit risk characteristics of these loans are different from the remainder of the portfolio as they were not originated by the Company and the collateral may be located outside the Company's market area. The Company will continue to monitor the performance of these loans and adjust the ACL as necessary.
Commercial – Equipment Finance. Our equipment finance line of business offers companies that are purchasing equipment for their business various products to help manage working capital needs, while offering flexible and customizable repayment terms. These products are primarily made up of commercial finance agreements and commercial loans for transportation, construction, healthcare and manufacturing equipment. The loans have terms ranging from 24 to 96 months, with an average of five years, and are secured by the financed equipment. Typical transaction sizes range from $10,000 to $4.0 million, with an average outstanding loan balance of $140,000.
Commercial – Municipal Leases. We offer ground and equipment lease financing to fire departments located primarily throughout North Carolina, South Carolina and, to a lesser extent, Virginia. Municipal leases are secured primarily by a ground lease in our name with a sublease to the borrower for a fire station or an equipment lease for fire trucks and firefighting equipment. We originate and underwrite all leases prior to funding. These leases are at a fixed interest rate and may have a term to maturity of up to 20 years. At December 31, 2024, $106.7 million, or 64.3%, of our municipal leases were secured by fire trucks, $51.7 million, or 31.2%, were secured by fire stations, with the remaining $7.6 million, or 4.5%, secured by miscellaneous firefighting equipment and land. At December 31, 2024, the average outstanding municipal lease balance was $454,000.
Residential Real Estate – Construction and Land Development. We originate construction-to-permanent loans to homeowners building a residence. In addition, we originate land/lot loans predominately for the purchase or refinance of an improved lot for the construction of a residence to be occupied by the borrower. All of our construction and land/lot loans were made on properties located within our market area. Unfunded loan commitments totaled $29.8 million and $60.4 million at December 31, 2024 and 2023, respectively.
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
Land/lot loans are typically originated in an amount up to 70% of the lower of the purchase price or appraisal, are secured by a first lien on the property, for up to a 20-year term, require payments of interest only and are structured with an adjustable interest rate on terms similar to our one-to-four family residential mortgage loans.
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
Residential Real Estate – Home Equity Lines of Credit. Our HELOCs consist primarily of adjustable-rate lines of credit. The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, typically up to 85% of the value of the property securing the loan (less any prior mortgage loans) with an adjustable-rate based on The Wall Street Journal prime rate plus a margin. HELOCs generally have up to a 10-year draw period and amounts may be reborrowed after payment at any time during the draw period. Once the draw period has lapsed, the payment is amortized over a 15-year period based on the loan balance at that time. At December 31, 2024, unfunded commitments on these lines of credit, including loans held for sale, totaled $436.0 million.
Consumer Lending. Our consumer loans consist of loans secured by deposit accounts or personal property such as automobiles, boats and motorcycles, as well as unsecured consumer debt. This portfolio includes indirect auto finance installment contracts on new and used vehicles sourced through our relationships with automobile dealerships, both manufacturer franchised dealerships and independent dealerships. As a result of our decision to cease indirect auto finance loan originations as of March 31, 2024, the outstanding balance of the indirect auto portfolio declined to $69.1 million at December 31, 2024, a $37.9 million, or 35.4%, decrease compared to the prior year end.
The following table details the contractual maturity ranges of our loan portfolio without factoring in scheduled payments or potential prepayments. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income or the ACL. In addition, we have disclosed those loans with predetermined (fixed) and floating interest rates at December 31, 2024.

(Dollars in thousands)	1 Year or Less	After 1 but Within 5 Years	After 5 but Within 15 Years	Over 15 Years	Total
Commercial real estate loans
Construction and land development	$129,442	$121,279	$23,635	$—	$274,356
Commercial real estate - owner occupied	98,095	270,435	130,913	46,047	545,490
Commercial real estate - non-owner occupied	137,012	559,713	137,752	31,617	866,094
Multifamily	6,963	85,583	25,716	2,163	120,425
Total commercial real estate loans	371,512	1,037,010	318,016	79,827	1,806,365
Commercial loans
Commercial and industrial	91,728	163,186	59,661	1,584	316,159
Equipment finance	14,577	336,781	55,042	—	406,400
Municipal leases	1,044	33,283	89,258	42,399	165,984
Total commercial loans	107,349	533,250	203,961	43,983	888,543
Residential real estate loans
Construction and land development	1,472	343	777	51,091	53,683
One-to-four family	49,090	90,989	58,200	432,112	630,391
HELOCs	2,176	3,168	5,251	184,693	195,288
Total residential real estate loans	52,738	94,500	64,228	667,896	879,362
Consumer loans	1,908	59,187	12,650	284	74,029
Loans, net of deferred loan fees and costs	$533,507	$1,723,947	$598,855	$791,990	$3,648,299

Commercial real estate loans
Fixed rate loans	$189,538	$652,664	$56,980	$4,527	$903,709
Adjustable rate loans	181,974	384,346	261,036	75,300	902,656
Commercial loans
Fixed rate loans	27,457	471,737	157,225	42,936	699,355
Adjustable rate loans	79,892	61,513	46,736	1,047	189,188
Residential real estate loans
Fixed rate loans	35,592	78,529	41,467	134,848	290,436
Adjustable rate loans	17,146	15,971	22,761	533,048	588,926
Consumer loans
Fixed rate loans	1,864	59,174	12,650	284	73,972
Adjustable rate loans	44	13	—	—	57
Total fixed rate loans	$254,451	$1,262,104	$268,322	$182,595	$1,967,472
Total adjustable rate loans	$279,056	$461,843	$330,533	$609,395	$1,680,827

Nonperforming Assets. Nonperforming assets include nonaccrual loans and repossessed assets. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. Total nonperforming assets were $28.8 million, or 0.63% of total assets, at December 31, 2024, compared to $19.3 milion, or 0.41% of total assets, at December 31, 2023. The following table sets forth the composition of our nonperforming assets among our different asset categories.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Nonaccruing loans
Commercial real estate loans
Construction and land development	$—	$—
Commercial real estate - owner occupied	8,471	912
Commercial real estate - non-owner occupied	3,551	4,032
Multifamily	47	74
Total commercial real estate loans	12,069	5,018
Commercial loans
Commercial and industrial	3,487	2,774
Equipment finance	4,666	6,463
Municipal leases	—	—
Total commercial loans	8,153	9,237
Residential real estate loans
Construction and land development	132	132
One-to-four family	2,916	2,205
HELOCs	3,990	2,173
Total residential real estate loans	7,038	4,510
Consumer	407	568
Total nonaccruing loans	$27,667	$19,333
Total repossessed assets	1,103	—
Total nonperforming assets	$28,770	$19,333
Total nonperforming assets as a percentage of total assets	0.63%	0.41%
This increase was primarily driven by increases of $7.6 million in owner occupied commercial real estate and $1.8 million in home equity loans, partially offset by a $1.8 million decrease in equipment finance loans. A single owner occupied commercial real estate relationship represented $5.0 million of the total, and a loss is not currently anticipated on this relationship.
The ratio of nonperforming loans to total loans was 0.76% at December 31, 2024 and 0.53% at December 31, 2023.
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

The following table summarizes the distribution of the ACL by loan category at the dates indicated.

	December 31, 2024			December 31, 2023
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate loans
Construction and land development	$3,541	8%	0.10%	$4,591	8%	0.13%
Commercial real estate - owner occupied	5,465	15	0.15	5,647	15	0.16
Commercial real estate - non-owner occupied	9,074	24	0.25	9,187	24	0.25
Multifamily	1,204	3	0.03	898	2	0.02
Total commercial real estate loans	19,284	50	0.53	20,323	49	0.56
Commercial loans
Commercial and industrial	4,837	9	0.13	4,994	7	0.14
Equipment finance	10,090	11	0.28	11,843	13	0.32
Municipal leases	340	5	0.01	189	4	0.01
Total commercial loans	15,267	25	0.42	17,026	24	0.47
Residential real estate loans
Construction and land development	465	1	0.01	1,203	3	0.03
One-to-four family	7,441	17	0.20	6,302	16	0.17
HELOCs	1,758	5	0.05	1,779	5	0.05
Total residential real estate loans	9,664	23	0.26	9,284	24	0.25
Consumer loans	1,070	2	0.03	2,008	3	0.06
Total loans	$45,285	100%	1.24%	$48,641	100%	1.34%

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Allocated Allowance	ACL to Loans	Allocated Allowance	ACL to Loans
ACL composition
Quantitative allocation	$22,330	0.61%	$23,664	0.65%
Qualitative allocation	21,880	0.60	22,858	0.63
Individual allocation	1,075	0.03	2,119	0.06
Total ACL	$45,285	1.24%	$48,641	1.34%

	At or For the Year Ended December 31, 2024	At or For the Year Ended December 31, 2023	At or For the Year Ended June 30, 2023
Asset quality ratios
ACL to nonaccruing loans(1)	163.68%	251.60%	567.56%
Net charge-offs to average loans	0.28	0.18	0.10
(1)    At December 31, 2024, $13.0 million, or 47.1%, of nonaccruing loans were current on their loan payments. At December 31, 2023, $2.4 million, or 12.3%, of nonaccruing loans were current on their loan payments. At June 30, 2023, $3.3 million, or 40.0%, of nonaccruing loans were current on their loan payments.
The ACL on loans decreased $3.4 million, or 6.9%, during the year ended December 31, 2024. See further discussion of the drivers of the change in the "Comparison of Results of Operations for the Years Ended December 31, 2024 and December 31, 2023 – Provision for Credit Losses" section above.
In an effort to assist customers in their post-Hurricane Helene recovery and clean-up efforts, in the quarter ended December 31, 2024 we granted payment deferrals of up to six months to provide short-term relief to impacted customers. The outstanding balance of these deferrals was $136.0 million at December 31, 2024. As of this same date, we retained a $2.2 million qualitative allocation in our ACL for the potential impact of the storm upon our loan portfolio which had been established in the quarter ended September 30, 2024.
Our individually evaluated loans are comprised of loans meeting certain thresholds including those on nonaccrual status. Individually evaluated loans may be evaluated for ACL purposes using either the cash flow or the collateral valuation method. As of December 31, 2024, there were $13.8 million of loans individually evaluated compared to $8.8 million at December 31, 2023.
The following table summarizes net charge-offs (recoveries) to average loans outstanding by loan category as of the dates indicated.

	Year Ended December 31, 2024			Year Ended December 31, 2023
(Dollars in thousands)	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Net Charge-Off (Recovery) Ratio	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Net Charge-Off (Recovery) Ratio
Commercial real estate loans	$343	$1,910,402	0.02%	$285	$1,896,991	0.02%
Commercial loans	9,667	919,564	1.05	6,156	860,410	0.72
Residential real estate loans	(119)	921,207	(0.01)	(285)	858,552	(0.03)
Consumer loans	925	93,811	0.99	601	116,843	0.51
Total	$10,816	$3,844,984	0.28%	$6,757	$3,732,796	0.18%

Liabilities. Total liabilities were $4.0 billion at December 31, 2024, compared to $4.2 billion at December 31, 2023, a decrease of $129.1 million, or 3.1%, period-over-period, the components of which are discussed below.
Deposits. The following table summarizes the composition of our deposit portfolio as of the dates indicated.

(Dollars in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Core deposits
Noninterest-bearing deposits	$680,926	$784,950	$(104,024)	(13)%
NOW accounts	575,238	591,270	(16,032)	(3)
Money market accounts	1,341,995	1,246,807	95,188	8
Savings accounts	181,317	194,486	(13,169)	(7)
Total core deposits	$2,779,476	$2,817,513	(38,037)	(1)
Certificates of deposit	999,727	843,860	155,867	18
Total	$3,779,203	$3,661,373	$117,830	3%
The following bullet points provide further information regarding the composition of our deposit portfolio as of December 31, 2024:
•The balance of uninsured deposits was $897.7 million, or 23.8% of total deposits, which included $195.9 million of collateralized deposits to municipalities.
•The balance of brokered deposits was $387.1 million, or 10.2% of total deposits.
•Commercial and consumer depositors represented 55% and 45% of total deposits, respectively.
•The average balance of our deposit accounts was $35,000.
•Our largest 25 depositors made up $480.8 million, or 12.7% of total deposits.
Specific to time deposits, we held approximately $168.1 million in uninsured CDs as of December 31, 2024. The uninsured amount is an estimate consistent with the methodology used for the Company's regulatory reporting disclosures.
The following table indicates the amount of our CDs, both within and in excess of the $250,000 FDIC insurance limit, by time remaining until maturity as of December 31, 2024.

(Dollars in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
CDs less than $250,000	$311,740	$275,603	$223,122	$21,173	$831,638
CDs of $250,000 or more	65,800	72,182	28,421	1,686	168,089
Total certificates of deposit	$377,540	$347,785	$251,543	$22,859	$999,727
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
In addition to borrowings deemed necessary to address funding needs, as a result of our merger with Quantum, we assumed $11.3 million of junior subordinated debentures, which carried a purchase accounting discount of $1.2 million as of December 31, 2024. See "Note 10 – Borrowings" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for discussion of the origin and terms of the debt.
The following tables set forth information regarding our borrowings at the end of and during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Average balances
Junior subordinated debentures	$10,067	$8,826
FHLB advances	24,784	116,842
FRB advances	25,635	23,907
Revolving lines of credit	10,785	67,233
Weighted average interest rate
Junior subordinated debentures	9.22%	9.11%
FHLB advances	5.55	5.29
FRB advances	5.41	5.34
Revolving lines of credit	9.12	8.90

(Dollars in thousands)	December 31, 2024	December 31, 2023
Balance outstanding at end of period
Junior subordinated debentures	$10,120	$10,021
FHLB advances	—	105,000
FRB advances	188,000	310,000
Revolving lines of credit	—	18,763
Weighted average interest rate
Junior subordinated debentures	6.51%	7.59%
FHLB advances	—	5.44
FRB advances	4.50	5.50
Revolving lines of credit	—	9.00
All qualifying one-to-four family loans, HELOCs, commercial real estate loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction, indirect auto and municipal leases are pledged as collateral to secure outstanding FRB advances. At December 31, 2024 and 2023, the Company had the ability to borrow $315.5 million and $72.8 million, respectively, through FHLB advances and $106.6 million and $55.3 million, respectively, through the unused portion of a line of credit with the FRB.
At December 31, 2024 and 2023, the Company maintained revolving lines of credit with three unaffiliated banks, the unused portion of which totaled $165.0 million and $146.2 million, respectively.
Capital Resources
Stockholders' equity increased $51.9 million, or 10.4%, to $551.8 million at December 31, 2024 as compared to December 31, 2023. Activity within stockholders' equity included $54.8 million in net income and $5.9 million in stock-based compensation and stock option exercises, partially offset by $7.7 million in cash dividends declared.
As of December 31, 2024, the Bank was considered "well capitalized" in accordance with its regulatory capital guidelines and exceeded all regulatory capital requirements. See “Business – How We are Regulated” included in Item 1 and “Note 18 – Regulatory Capital Matters” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details on our capital requirements.
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements as outlined in the "Comparison of Financial Condition at December 31, 2024 and December 31, 2023 – Borrowings" section above. Additionally, we classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our securities portfolio is of high quality, of short duration, and the securities would therefore be readily marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At December 31, 2024, brokered deposits totaled $387.1 million, or 10.2% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and debt securities, including MBS. On a stand-alone level we are a separate legal entity from the Bank and must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2024, we (on an unconsolidated basis) had liquid assets of $1.1 million.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals and to fund loan commitments. At December 31, 2024, the total approved loan commitments and unused lines of credit outstanding amounted to $230.5 million and $712.3 million, respectively, as compared to $240.9 million and $690.6 million as of December 31, 2023. Certificates of deposit scheduled to mature in one year or less at December 31, 2024 totaled $976.9 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this strategy, we believe that a majority of maturing deposits will be retained.
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

Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates. The table presented here, as of December 31, 2024, is forward-looking information about our sensitivity to changes in interest rates. The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up and down 400 basis points. Overall, our interest rate sensitivity is very low with minimal changes to our PVE with rate increases or smaller rate decreases. Loans with interest rate floors assist in maintaining our net interest income when rates decrease. If larger rate decreases occur, our PVE decreases more as lower rate deposit accounts will not reprice lower than zero, causing our net interest margin to shrink. As of December 31, 2024, our loans with interest rate floors totaled approximately $749.0 million, or 20.5% of our total loan portfolio, and had a weighted average floor rate of 5.45%, of which $113.0 million were at their floor rate.

	December 31, 2024
Change in Interest Rates in Basis Points	Present Value Equity (Dollars in Thousands)
	Amount	$ Change	% Change	PVE Ratio
+ 400	$887,347	$(35,521)	(4)%	21%
+ 300	913,745	(9,123)	(1)	21
+ 200	930,744	7,876	1	21
+ 100	930,680	7,812	1	21
Base	922,868	—	—	21
- 100	902,613	(20,255)	(2)	20
- 200	841,891	(80,977)	(9)	18
- 300	727,622	(195,246)	(21)	16
- 400	581,074	(341,794)	(37)	13
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
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of HomeTrust Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2024, December 31, 2023, and June 30, 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, six months ended December 31, 2023, and years ended June 30, 2023 and 2022 and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, December 31, 2023, and June 30, 2023 and the results of its operations and its cash flows for the year ended December 31, 2024, six months ended December 31, 2023, and years ended June 30, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definitions and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses on Loans – Qualitative Reserve Adjustments
Description of the Critical Audit Matter
As described in Note 6 to the consolidated financial statements, the Company’s allowance for credit losses, on loans (“ACL”) was $45.3 million as of December 31, 2024. The allowance is estimated by management using information about past events, current conditions and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company collectively evaluates loan pools that share similar risk characteristics which results in the most significant portion of the ACL. A discounted cash flow method is used to evaluate the cash flows for each loan in each collectively evaluated pool which relies on a periodic tendency to default and absolute loss given default applied to a projective model of the pool’s cash flow while considering prepayment and principal curtailment effects. Management has determined that peer loss data provides the best basis for assessing expected credit losses and has incorporated macroeconomic drivers using a statistical regression modeling methodology, where considered appropriate, to adjust historical loss information for current conditions and reasonable and supportable forecasts. Included in management’s systematic methodology is consideration of the need to qualitatively adjust the ACL for risks not already incorporated within the loss estimation process. The Company considers qualitative adjustments which can either increase or decrease the quantitative model within their qualitative framework.
We identified the qualitative factor adjustments for economic conditions and credit quality included in the ACL as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity in auditing management’s identification and measurement of qualitative factor adjustments for economic conditions and credit quality. This required a high degree of effort, specialized skills and knowledge, and significant judgment.
The primary procedures we performed to address this critical audit matter included:
•We obtained an understanding of the Company’s model and process for determining the ACL, and evaluated the design and operating effectiveness of controls relating to the ACL, including:
◦Controls over the completeness and accuracy of data input into the model used to determine the ACL, and
◦Controls over management’s review and approval of the ACL, including management’s estimation of qualitative factor adjustments for economic conditions and credit quality applied within the qualitative framework to address risks not already incorporated within the model.
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
/s/ Forvis Mazars, LLP
We have served as the Company's auditor since 2005.
Atlanta, Georgia
March 13, 2025

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31, 2024	December 31, 2023	June 30, 2023
Assets
Cash	$18,778	$18,307	$19,266
Interest-bearing deposits	260,441	328,833	284,231
Cash and cash equivalents	279,219	347,140	303,497
Certificates of deposit in other banks	28,538	34,722	33,152
Debt securities available for sale, at fair value (amortized cost of $154,199, $128,964 and $157,251 at December 31, 2024, December 31, 2023 and June 30, 2023, respectively)	152,011	126,950	151,926
FHLB and FRB stock	13,630	18,393	20,208
SBIC investments, at cost	15,117	13,789	14,927
Loans held for sale, at fair value	4,144	3,359	6,947
Loans held for sale, at lower of cost or fair value	202,018	198,433	161,703
Loans, net of deferred loan fees and costs	3,648,299	3,640,022	3,658,823
Allowance for credit losses – loans	(45,285)	(48,641)	(47,193)
Loans, net	3,603,014	3,591,381	3,611,630
Premises and equipment, net	69,872	70,937	73,171
Accrued interest receivable	18,336	16,902	14,829
Deferred income taxes, net	10,735	11,796	10,912
BOLI	90,868	88,257	106,572
Goodwill	34,111	34,111	34,111
Core deposit intangibles, net	6,595	9,059	10,778
Other assets	67,222	107,404	53,124
Total assets	$4,595,430	$4,672,633	$4,607,487
Liabilities and stockholders’ equity
Liabilities
Deposits	$3,779,203	$3,661,373	$3,601,168
Junior subordinated debt	10,120	10,021	9,971
Borrowings	188,000	433,763	457,263
Other liabilities	66,349	67,583	67,899
Total liabilities	4,043,672	4,172,740	4,136,301
Commitments and contingencies – see Note 17
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,527,709, 17,387,069 and 17,366,673 shares issued and outstanding at December 31, 2024, December 31, 2023 and June 30, 2023, respectively	175	174	174
Additional paid in capital	176,693	172,366	171,222
Retained earnings	380,541	333,401	308,651
Unearned ESOP shares	(3,966)	(4,497)	(4,761)
Accumulated other comprehensive loss	(1,685)	(1,551)	(4,100)
Total stockholders’ equity	551,758	499,893	471,186
Total liabilities and stockholders’ equity	$4,595,430	$4,672,633	$4,607,487
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Year Ended December 31, 2024	Six Months Ended December 31, 2023	Year Ended June 30,
			2023	2022
Interest and dividend income
Loans	$247,642	$118,565	$176,270	$109,603
Commercial paper, net	—	—	1,300	1,721
Debt securities available for sale	6,045	2,516	4,350	1,802
Other investments and interest-bearing deposits	7,929	3,603	5,206	2,988
Total interest and dividend income	261,616	124,684	187,126	116,114
Interest expense
Deposits	88,267	34,718	25,524	5,260
Junior subordinated debt	928	475	327	—
Borrowings	3,746	5,408	3,860	80
Total interest expense	92,941	40,601	29,711	5,340
Net interest income	168,675	84,083	157,415	110,774
Provision (benefit) for credit losses	7,545	5,930	15,392	(592)
Net interest income after provision (benefit) for credit losses	161,130	78,153	142,023	111,366
Noninterest income
Service charges and fees on deposit accounts	9,165	4,686	9,510	9,462
Loan income and fees	2,737	982	2,571	3,185
Gain on sale of loans held for sale	6,253	2,330	5,608	12,876
BOLI income	4,312	3,901	2,116	2,000
Operating lease income	7,346	3,377	5,471	6,392
Gain on sale of debt securities available for sale	—	—	—	1,895
Gain (loss) on sale of premises and equipment	(9)	(248)	2,097	(87)
Other	3,645	1,847	3,677	3,386
Total noninterest income	33,449	16,875	31,050	39,109
Noninterest expense
Salaries and employee benefits	67,900	32,770	62,221	59,591
Occupancy expense, net	9,768	4,932	9,891	9,692
Computer services	12,506	6,175	11,772	10,629
Operating lease depreciation expense	7,734	2,876	4,873	5,362
Telephone, postage and supplies	2,253	1,255	2,468	2,545
Marketing and advertising	1,893	1,112	2,139	2,583
Deposit insurance premiums	2,230	1,419	2,249	1,712
Core deposit intangible amortization	2,463	1,719	1,525	250
Officer transition agreement expense	—	—	—	1,795
Merger-related expenses	—	—	5,465	—
Contract renewal consulting fee	2,965	—	—	—
Other	14,956	7,087	13,306	10,938
Total noninterest expense	124,668	59,345	115,909	105,097
Income before income taxes	69,911	35,683	57,164	45,378
Income tax expense	15,106	7,386	12,560	9,725
Net income	$54,805	$28,297	$44,604	$35,653
Per share data
Net income per common share
Basic	$3.21	$1.67	$2.82	$2.27
Diluted	$3.20	$1.67	$2.80	$2.23
Average shares outstanding
Basic	16,914,741	16,806,273	15,698,618	15,516,173
Diluted	16,977,330	16,814,176	15,781,506	15,810,409
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31, 2024	Six Months Ended December 31, 2023	Year Ended June 30,
			2023	2022
Net income	$54,805	$28,297	$44,604	$35,653
Other comprehensive income (loss)
Unrealized holding gains (losses) on debt securities available for sale
Gains (losses) arising during the period	(174)	3,311	(2,204)	(5,087)
Deferred income tax (expense) benefit	40	(762)	507	1,170
Total other comprehensive gain (loss)	(134)	2,549	(1,697)	(3,917)
Comprehensive income	$54,671	$30,846	$42,907	$31,736
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	16,636,483	$167	$160,582	$240,075	$(5,819)	$1,514	$396,519
Net income	—	—	—	35,653	—	—	35,653
Cash dividends declared on common stock, $0.35/common share	—	—	—	(5,452)	—	—	(5,452)
Common stock repurchased	(1,482,959)	(15)	(43,333)	—	—	—	(43,348)
Forfeited restricted stock	(13,600)	—	—	—	—	—	—
Retired stock	(11,335)	—	(345)	—	—	—	(345)
Granted restricted stock	42,123	—	—	—	—	—	—
Exercised stock options	413,636	4	6,077	—	—	—	6,081
Stock issued for RSUs	7,118	—	—	—	—	—	—
Share-based compensation expense	—	—	2,152	—	—	—	2,152
ESOP compensation expense	—	—	973	—	529	—	1,502
Other comprehensive loss	—	—	—	—	—	(3,917)	(3,917)
Balance at June 30, 2022	15,591,466	$156	$126,106	$270,276	$(5,290)	$(2,403)	$388,845
Net income	—	—	—	44,604	—	—	44,604
Cash dividends declared on common stock, $0.39/common share	—	—	—	(6,229)	—	—	(6,229)
Forfeited restricted stock	(10,090)	—	—	—	—	—	—
Retired stock	(13,145)	—	(344)	—	—	—	(344)
Granted restricted stock	57,839	—	—	—	—	—	—
Stock issued for RSUs	13,861	—	—	—	—	—	—
Exercised stock options	352,096	4	5,136	—	—	—	5,140
Shares issued for Quantum merger	1,374,646	14	37,720	—	—	—	37,734
Share-based compensation expense	—	—	1,854	—	—	—	1,854
ESOP compensation expense	—	—	750	—	529	—	1,279
Other comprehensive loss	—	—	—	—	—	(1,697)	(1,697)
Balance at June 30, 2023	17,366,673	$174	$171,222	$308,651	$(4,761)	$(4,100)	$471,186
Net income	—	—	—	28,297	—	—	28,297
Cash dividends declared on common stock, $0.21/common share	—	—	—	(3,547)	—	—	(3,547)
Forfeited restricted stock	(2,560)	—	—	—	—	—	—
Retired stock	(6,038)	—	(139)	—	—	—	(139)
Granted restricted stock	1,000	—	—	—	—	—	—
Stock issued for RSUs	18,494	—	—	—	—	—	—
Exercised stock options	9,500	—	152	—	—	—	152
Share-based compensation expense	—	—	755	—	—	—	755
ESOP compensation expense	—	—	376	—	264	—	640
Other comprehensive income	—	—	—	—	—	2,549	2,549
Balance at December 31, 2023	17,387,069	$174	$172,366	$333,401	$(4,497)	$(1,551)	$499,893

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (continued)
(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	17,387,069	$174	$172,366	$333,401	$(4,497)	$(1,551)	$499,893
Net income	—	—	—	54,805	—	—	54,805
Cash dividends declared on common stock, $0.45/common share	—	—	—	(7,665)	—	—	(7,665)
Common stock repurchased	(23,483)	—	(645)	—	—	—	(645)
Forfeited restricted stock	(4,424)	—	—	—	—	—	—
Retired stock	(12,751)	—	(365)	—	—	—	(365)
Granted restricted stock	73,502	—	—	—	—	—	—
Stock issued for RSUs	10,683	—	—	—	—	—	—
Exercised stock options	97,113	1	2,436	—	—	—	2,437
Share-based compensation expense	—	—	1,816	—	—	—	1,816
ESOP compensation expense	—	—	1,085	—	531	—	1,616
Other comprehensive loss	—	—	—	—	—	(134)	(134)
Balance at December 31, 2024	17,527,709	$175	$176,693	$380,541	$(3,966)	$(1,685)	$551,758
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31, 2024	Six Months Ended December 31, 2023	Year Ended June 30,
			2023	2022
Operating activities
Net income	$54,805	$28,297	$44,604	$35,653
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision (benefit) for credit losses	7,545	5,930	15,392	(592)
Depreciation and amortization of premises and equipment and equipment for operating leases	11,638	4,894	9,063	9,348
Deferred income tax expense (benefit)	1,101	(1,638)	(433)	6,584
Net accretion of purchase accounting adjustments on loans	(3,325)	(783)	(1,698)	(1,628)
Net amortization and accretion	5,397	3,563	4,346	2,450
SBIC investments income	(1,731)	(701)	(1,740)	(1,673)
Loss (gain) on sale of premises and equipment	9	248	(2,097)	87
Loss on sale of repossessed assets	98	—	89	7
Loss on sale of previously leased equipment	1,218	141	451	12
BOLI income	(4,312)	(3,901)	(2,116)	(2,000)
Gain on sale of debt securities available for sale	—	—	—	(1,895)
Gain on sale of loans held for sale	(6,253)	(2,330)	(5,608)	(12,876)
Origination of loans held for sale	(254,082)	(171,273)	(311,198)	(465,263)
Proceeds from sales of loans held for sale	233,494	130,335	213,482	463,603
New deferred loan origination costs, net	(1,514)	(838)	(2,824)	(316)
Increase (decrease) in accrued interest receivable and other assets	(1,287)	1,024	1,140	2,377
Share-based compensation expense	1,816	755	1,854	2,152
ESOP compensation expense	1,616	640	1,279	1,502
Increase (decrease) in other liabilities	(1,264)	1,201	2,225	1,577
Net cash provided by (used in) operating activities	44,969	(4,436)	(33,789)	39,109
Investing activities
Purchase of debt securities available for sale	(52,790)	(17,036)	(81,687)	(41,649)
Proceeds from maturities, calls and paydowns of debt securities available for sale	28,696	45,928	65,585	65,399
Proceeds from sale of debt securities available for sale	—	—	—	1,895
Purchases of commercial paper	—	—	(210,292)	(558,482)
Proceeds from maturities and calls of commercial paper	—	—	406,269	555,472
Purchases of CDs in other banks	(6,162)	(6,202)	(18,166)	(1,244)
Proceeds from maturities of CDs in other banks	12,346	4,632	8,565	17,815
Net (purchases) redemptions of FHLB and FRB stock	4,763	1,815	(9,757)	4,213
Net capital (contributions in) distributions from SBIC investments, at cost	403	1,839	(429)	(914)
Net (increase) decrease in loans	4,088	23,039	(313,690)	(6,462)
Purchase of BOLI	(33)	(31,323)	(109)	(173)
Proceeds from redemption of BOLI policies	44,334	—	—	—
Death benefit proceeds from BOLI policies	2,363	5,616	—	—
Purchase of equipment for operating leases - lessor	(13,703)	(14,025)	(11,333)	(2,901)
Purchase of premises and equipment	(3,036)	(431)	(3,420)	(6,608)
Proceeds from sale of premises and equipment and assets held for sale	—	1,056	8,012	2,322
Proceeds from sale of repossessed assets	12	—	111	181
Net cash received in merger	—	—	30,601	—
Net cash provided by (used in) investing activities	21,281	14,908	(129,740)	28,864

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	Year Ended December 31, 2024	Six Months Ended December 31, 2023	Year Ended June 30,
			2023	2022
Financing activities
Net increase (decrease) in deposits	117,830	60,205	(69,195)	144,220
Net increase (decrease) in revolving lines of credit	(18,763)	(1,500)	20,263	—
Net increase (decrease) in short-term borrowings	(227,000)	(22,000)	437,000	(115,000)
Proceeds from long-term borrowings	—	—	—	60,000
Repayment of long-term borrowings	—	—	(24,728)	(60,000)
Common stock repurchased	(645)	—	—	(43,348)
Cash dividends paid	(7,665)	(3,547)	(6,229)	(5,452)
Retired stock	(365)	(139)	(344)	(345)
Exercised stock options	2,437	152	5,140	6,081
Net cash provided by (used in) financing activities	(134,171)	33,171	361,907	(13,844)
Net increase (decrease) in cash and cash equivalents	(67,921)	43,643	198,378	54,129
Cash and cash equivalents at beginning of period	347,140	303,497	105,119	50,990
Cash and cash equivalents at end of period	$279,219	$347,140	$303,497	$105,119

	Year Ended December 31, 2024	Six Months Ended December 31, 2023	Year Ended June 30,
			2023	2022
Supplemental disclosures
Cash paid during the period for
Interest	$90,212	$37,331	$26,212	$5,312
Income taxes	14,004	7,321	7,679	684
Noncash transactions
Unrealized gain (loss) in value of debt securities available for sale, net of income taxes	(134)	2,549	(1,697)	(3,917)
Transfers of loans held for sale to loans held for investment	22,243	11,671	18,337	43,083
Transfers of loans held for investment to loans held for sale	—	—	—	12,825
Transfers of loans held for investment to repossessed assets	1,213	—	—	—
Establish receivable for proceeds from redemption of BOLI policies (included in other assets)	—	47,923	—	—
ROU asset and lease liabilities for operating lease accounting	—	864	5,179	1,186
Transfer of premises and equipment to assets held for sale (included in other assets)	—	—	—	3,229
Business combinations
Fair value of assets acquired	$—	$—	$665,090	$—
Fair value of liabilities assumed	—	—	610,188	—
Net assets acquired	$—	$—	$54,902	$—
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
Principles of Consolidation and Subsidiary Activities
The accompanying consolidated financial statements include the accounts of HomeTrust, the Bank, and its wholly-owned subsidiary, WNCSC, at or for the year ended December 31, 2024, six months ended December 31, 2023 and years ended June 30, 2023 and 2022. WNCSC owns office buildings in Asheville, North Carolina that are leased to the Bank. All intercompany items have been eliminated.
Segment Reporting
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in assessing performance and in deciding how to allocate resources. The Company's designated chief operating decision makers are considered to be both the Chief Executive Officer and Chief Financial Officer.
These individuals use consolidated net income to monitor results, evaluate budget-to-actual variances, perform competitive analyses that benchmark the Company against competitors and determine whether to reinvest earnings in the Company or to deploy capital in other ways to maximize stockholder value. They are regularly provided with consolidated financial information as presented in the Consolidated Statements of Income and Consolidated Balance Sheets to assess performance and decide how to allocate resources on a Company-wide basis. This information is used to monitor the level of revenues generated and expenses incurred in association with the overall administration of the Company’s operations. Accordingly, the Company's operations are considered to be aggregated in one reportable operating segment.
Change in Fiscal Year
The Board of Directors approved a change in the Company’s fiscal year end from June 30 to December 31, commencing January 1, 2024. As a result of this change, on March 12, 2024, we filed a Transition Report on Form 10-KT for the six-month transition period ended December 31, 2023. The change in fiscal year end is applied on a prospective basis and does not adjust operating results for prior periods. References to our previous fiscal years mean the fiscal years ending on June 30th. The Company's fiscal year 2024 commenced on January 1, 2024. References herein to "Transition Period" refer to the six-month period ended December 31, 2023.
The following table presents certain comparative transition period condensed financial information for the identified periods.

	Six Months Ended December 31,
		(Unaudited)
(Dollars in thousands, except per share data)	2023	2022
Total interest and dividend income	$124,684	$77,329
Total interest expense	40,601	5,264
Net interest income	84,083	72,065
Provision for credit losses	5,930	6,227
Net interest income after provision for credit losses	78,153	65,838
Total noninterest income	16,875	15,852
Total noninterest expense	59,345	52,165
Income before income taxes	35,683	29,525
Income tax expense	7,386	6,668
Net income	$28,297	$22,857

Net income per common share – basic	$1.67	$1.51
Net income per common share – diluted	$1.67	$1.50

Net cash provided by (used in) operating activities	$(4,436)	$20,431
Net cash provided by (used in) investing activities	14,908	(36,883)
Net cash provided by financing activities	33,171	76,367
Net increase in cash and cash equivalents	43,643	59,915
Cash and cash equivalents, beginning of period	303,497	105,119
Cash and cash equivalents, end of period	$347,140	$165,034

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Prior Period Disclosure Correction
Within "Note 6 – Loans and Allowance for Credit Losses on Loans", the tables disclosing our credit risk profile by origination year as of December 31, 2023 and June 30, 2023, beginning on page 66 of this document, reflect the correction of immaterial errors in the prior period disclosures. The correction of the disclosure error redistributed $264,101 and $480,569 in loans from the "Revolving" columns to the "Term Loans By Origination Fiscal Year" columns as of December 31, 2023 and June 30, 2023, respectively. The error's only impact was to the identified disclosures and therefore had no effect on net income or stockholders' equity as previously reported.
Subsequent Events
The Company has evaluated subsequent events for recognition and disclosure through March 13, 2025, which is the date the financial statements were available to be issued.
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
Repossessed Assets
Repossessed assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of real property collateralizing a loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If the fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
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
The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the test for goodwill impairment (the qualitative method). If the qualitative method cannot be used or if the Company determines, based on the qualitative method, that the fair value is more likely than not less than the carrying amount, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the Company will record an impairment charge based on that difference. Our

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

annual goodwill impairment test, the timing of which was adjusted to occur within the six-month transition period, did not identify any impairment for the year ended December 31, 2024, the six months ended December 31, 2023 or the year ended June 30, 2023.
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
The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of December 31, 2024, December 31, 2023 and June 30, 2023, there were no accruals for uncertain tax positions and no interest or penalties were accrued.

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
ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." In November 2023, the FASB issued ASU 2023-07 which requires public entities to disclose information about their reportable segments' significant expenses on an interim and annual basis. Public entities are required to disclose other segment items for each reportable segment and provide a description of its composition. Significant expense categories are derived from expenses that are regularly reported to an entity's chief operating decision-makers and included in a segments' reported measures of profit or loss. In addition, the ASU requires an entity to disclose the title and position of the chief operating decision-maker and explain how the chief operating decision-maker uses the reported measures of profit or loss to assess segment performance. Lastly, ASU 2023-07 also requires interim disclosures of certain segment-related disclosures that previously were required only on an annual basis and clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements under Topic 280.
The Company adopted the standard on a retrospective basis on January 1, 2024. The changes to the financial statement disclosures have been reflected in this filing, specifically "Note 1 – Summary of Significant Accounting Policies".
Newly Issued but Not Yet Effective Accounting Standards
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
ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." In November 2024, the FASB issued ASU 2024-03 which requires entities to disclose more detailed information about certain costs and expenses related to purchases of inventory, employee compensation, depreciation and intangible asset amortization amongst other items. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The adoption of the provisions of ASU 2024-03 is not expected to have an impact on the Company's financial results, but will impact disclosures.

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
Goodwill of $8,473 arising from the merger consisted largely of synergies and the cost saves resulting from the combining of operations of the companies, and is not deductible for income tax purposes.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

4. Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$145,748	$887	$(2,488)	$144,147
Municipal bonds	3,451	—	(55)	3,396
Corporate bonds	5,000	—	(532)	4,468
Total	$154,199	$887	$(3,075)	$152,011

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$105,477	$1,194	$(2,172)	$104,499
Municipal bonds	3,487	—	(78)	3,409
Corporate bonds	20,000	—	(958)	19,042
Total	$128,964	$1,194	$(3,208)	$126,950

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$15,000	$—	$(286)	$14,714
MBS, residential	110,865	—	(3,451)	107,414
Municipal bonds	3,505	—	(117)	3,388
Corporate bonds	27,881	—	(1,471)	26,410
Total	$157,251	$—	$(5,325)	$151,926
Debt securities available for sale by contractual maturity at December 31, 2024, December 31, 2023 and June 30, 2023 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	December 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$1,522	$1,520
Due after one year through five years	1,929	1,876
Due after five years through ten years	5,000	4,468
Due after ten years	—	—
MBS, residential	145,748	144,147
Total	$154,199	$152,011

	December 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$15,000	$14,848
Due after one year through five years	3,487	3,409
Due after five years through ten years	5,000	4,194
Due after ten years	—	—
MBS, residential	105,477	104,499
Total	$128,964	$126,950

	June 30, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$37,881	$37,060
Due after one year through five years	2,994	2,903
Due after five years through ten years	5,511	4,549
Due after ten years	—	—
MBS, residential	110,865	107,414
Total	$157,251	$151,926
The Company had no sales of debt securities available for sale and no gross realized gains or losses were recognized during the year ended December 31, 2024, six months ended December 31, 2023 and years ended June 30, 2023 and 2022.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Debt securities available for sale with amortized costs totaling $24,718, $43,846 and $42,329 and market values of $24,358, $43,144 and $40,475 at December 31, 2024, December 31, 2023 and June 30, 2023, respectively, were pledged as collateral to secure various public deposits and other borrowings.
The gross unrealized losses and the fair value of debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2024, December 31, 2023 and June 30, 2023 were as follows:

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$30,995	$(515)	$61,515	$(1,973)	$92,510	$(2,488)
Municipal bonds	—	—	3,396	(55)	3,396	(55)
Corporate bonds	—	—	3,718	(532)	3,718	(532)
Total	$30,995	$(515)	$68,629	$(2,560)	$99,624	$(3,075)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$46,978	$(393)	$35,200	$(1,779)	$82,178	$(2,172)
Municipal bonds	—	—	3,409	(78)	3,409	(78)
Corporate bonds	618	(132)	17,674	(826)	18,292	(958)
Total	$47,596	$(525)	$56,283	$(2,683)	$103,879	$(3,208)

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$—	$—	$14,714	$(286)	$14,714	$(286)
MBS, residential	83,281	(1,674)	24,133	(1,777)	107,414	(3,451)
Municipal bonds	2,420	(69)	968	(48)	3,388	(117)
Corporate bonds	607	(143)	25,053	(1,328)	25,660	(1,471)
Total	$86,308	$(1,886)	$64,868	$(3,439)	$151,176	$(5,325)
The total number of securities with unrealized losses at December 31, 2024, December 31, 2023 and June 30, 2023 were 168, 187 and 205, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of December 31, 2024 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Account Policies" for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring ECLs on investment securities and does not record an ACL on accrued interest receivable. As of December 31, 2024, December 31, 2023 and June 30, 2023, the accrued interest receivable for debt securities available for sale was $606, $469 and $532, respectively.
5. Loans Held For Sale
Loans held for sale, at the lower of cost or fair value, consist of the following as of the dates indicated:

	December 31, 2024	December 31, 2023	June 30, 2023
One-to-four family	$408	$—	$—
SBA	22,867	30,650	28,804
HELOCs	178,743	167,783	132,899
Total loans held for sale, at the lower of cost or fair value	$202,018	$198,433	$161,703
The carrying balance of loans held for sale, at fair value, was $4,144, $3,359 and 6,947 at December 31, 2024, December 31, 2023 and June 30, 2023, respectively, while the amortized cost of these loans was $4,062, $3,286 and $6,902 at the same dates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

6. Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated(1):

	December 31, 2024	December 31, 2023	June 30, 2023
Commercial real estate
Construction and land development	$274,356	$305,269	$356,674
Commercial real estate - owner occupied	545,490	536,545	529,721
Commercial real estate - non-owner occupied	866,094	875,694	901,685
Multifamily	120,425	88,623	81,827
Total commercial real estate	1,806,365	1,806,131	1,869,907
Commercial
Commercial and industrial	316,159	237,255	245,428
Equipment finance	406,400	465,573	462,211
Municipal leases	165,984	150,292	142,212
Total commercial	888,543	853,120	849,851
Residential real estate
Construction and land development	53,683	96,646	110,074
One-to-four family	630,391	584,405	529,703
HELOCs	195,288	185,878	187,193
Total residential real estate	879,362	866,929	826,970
Consumer	74,029	113,842	112,095
Total loans, net of deferred loan fees and costs	3,648,299	3,640,022	3,658,823
Allowance for credit losses – loans	(45,285)	(48,641)	(47,193)
Loans, net	$3,603,014	$3,591,381	$3,611,630
(1)    December 31, 2024, December 31, 2023 and June 30, 2023 accrued interest receivable of $17,569, $16,218 and $14,101 was accounted for separately from the amortized cost basis.
All qualifying one-to-four family loans, HELOCs, commercial real estate loans and FHLB of Atlanta stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers, directors and their associates during the ordinary course of business. The aggregate amount of loans to related parties totaled approximately $0, $209 and $215 at December 31, 2024, December 31, 2023 and June 30, 2023, respectively. In relation to these loans are unfunded commitments that totaled approximately $3, $3 and $14 at December 31, 2024, December 31, 2023 and June 30, 2023, respectively.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate and consumer loans by origination year as of December 31, 2024. Also included in the tables detailing loan balances are gross charge-offs for the year ended December 31, 2024:

	Term Loans By Origination Fiscal Year
December 31, 2024	2024	2023-S(1)	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$121,992	$42,548	$47,045	$43,534	$9,705	$6,501	$3,031	$274,356
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$121,992	$42,548	$47,045	$43,534	$9,705	$6,501	$3,031	$274,356

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Risk rating
Pass	$54,032	$35,808	$64,558	$100,827	$78,902	$193,446	$5,131	$532,704
Special mention	—	—	168	136	439	2,203	—	2,946
Substandard	—	273	683	1,337	465	6,531	—	9,289
Doubtful	—	—	—	526	—	25	—	551
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$54,032	$36,081	$65,409	$102,826	$79,806	$202,205	$5,131	$545,490

Current period gross charge-offs	$—	$—	$77	$72	$—	$208	$—	$357

Commercial real estate - non-owner occupied
Risk rating
Pass	$71,321	$13,255	$97,479	$142,325	$173,674	$323,707	$9,482	$831,243
Special mention	—	—	3,665	3,813	—	14,897	—	22,375
Substandard	—	—	2,591	—	—	9,885	—	12,476
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner occupied	$71,321	$13,255	$103,735	$146,138	$173,674	$348,489	$9,482	$866,094

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Risk rating
Pass	$15,098	$5,501	$6,560	$19,010	$48,866	$25,071	$—	$120,106
Special mention	—	—	—	—	—	87	—	87
Substandard	—	—	—	—	—	232	—	232
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$15,098	$5,501	$6,560	$19,010	$48,866	$25,390	$—	$120,425

Current period gross charge-offs	$—	$—	$—	$—	$—	$10	$—	$10

Total commercial real estate
Risk rating
Pass	$262,443	$97,112	$215,642	$305,696	$311,147	$548,725	$17,644	$1,758,409
Special mention	—	—	3,833	3,949	439	17,187	—	25,408
Substandard	—	273	3,274	1,337	465	16,648	—	21,997
Doubtful	—	—	—	526	—	25	—	551
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$262,443	$97,385	$222,749	$311,508	$312,051	$582,585	$17,644	$1,806,365

Total current period gross charge-offs	$—	$—	$77	$72	$—	$218	$—	$367
(1)As previously announced, on July 24, 2023, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31. "2023-S" represents the six-month transition period ended December 31, 2023. All subsequent periods are based on a calendar year end.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
December 31, 2024	2024	2023-S(1)	2023	2022	2021	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$81,746	$27,568	$41,728	$34,692	$10,773	$21,995	$89,095	$307,597
Special mention	—	—	129	380	82	2,925	145	3,661
Substandard	—	279	794	1,570	509	1,046	124	4,322
Doubtful	—	—	116	—	—	440	23	579
Loss	—	—	—	—	—	—	—	—
Total commercial and industrial	$81,746	$27,847	$42,767	$36,642	$11,364	$26,406	$89,387	$316,159

Current period gross charge-offs	$—	$—	$1,783	$704	$52	$1,089	$21	$3,649

Equipment finance
Risk rating
Pass	$106,904	$62,236	$121,131	$67,636	$29,043	$10,342	$—	$397,292
Special mention	—	78	467	586	293	197	—	1,621
Substandard	—	—	—	2,919	—	—	—	2,919
Doubtful	—	430	1,967	1,520	487	108	—	4,512
Loss	—	—	—	—	—	56	—	56
Total equipment finance	$106,904	$62,744	$123,565	$72,661	$29,823	$10,703	$—	$406,400

Current period gross charge-offs	$106	$177	$2,366	$3,435	$549	$379	$—	$7,012

Municipal leases
Risk rating
Pass	$28,903	$18,181	$24,404	$22,402	$24,376	$47,718	$—	$165,984
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$28,903	$18,181	$24,404	$22,402	$24,376	$47,718	$—	$165,984

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial
Risk rating
Pass	$217,553	$107,985	$187,263	$124,730	$64,192	$80,055	$89,095	$870,873
Special mention	—	78	596	966	375	3,122	145	5,282
Substandard	—	279	794	4,489	509	1,046	124	7,241
Doubtful	—	430	2,083	1,520	487	548	23	5,091
Loss	—	—	—	—	—	56	—	56
Total commercial	$217,553	$108,772	$190,736	$131,705	$65,563	$84,827	$89,387	$888,543

Total current period gross charge-offs	$106	$177	$4,149	$4,139	$601	$1,468	$21	$10,661

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
December 31, 2024	2024	2023-S(1)	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$13,559	$7,200	$21,370	$8,217	$2,694	$510	$—	$53,550
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	133	—	133
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$13,559	$7,200	$21,370	$8,217	$2,694	$643	$—	$53,683

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One-to-four family
Risk rating
Pass	$39,669	$23,510	$153,504	$148,777	$96,103	$152,940	$8,840	$623,343
Special mention	—	—	—	—	—	332	—	332
Substandard	407	747	591	667	—	4,244	45	6,701
Doubtful	—	—	—	—	—	15	—	15
Loss	—	—	—	—	—	—	—	—
Total one-to-four family	$40,076	$24,257	$154,095	$149,444	$96,103	$157,531	$8,885	$630,391

Current period gross charge-offs	$—	$—	$—	$—	$—	$3	$—	$3

HELOCs
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$190,573	$190,573
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	4,715	4,715
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOCs	$—	$—	$—	$—	$—	$—	$195,288	$195,288

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$30	$30

Total residential real estate
Risk rating
Pass	$53,228	$30,710	$174,874	$156,994	$98,797	$153,450	$199,413	$867,466
Special mention	—	—	—	—	—	332	—	332
Substandard	407	747	591	667	—	4,377	4,760	11,549
Doubtful	—	—	—	—	—	15	—	15
Loss	—	—	—	—	—	—	—	—
Total residential real estate	$53,635	$31,457	$175,465	$157,661	$98,797	$158,174	$204,173	$879,362

Total current period gross charge-offs	$—	$—	$—	$—	$—	$3	$30	$33

	Term Loans By Origination Fiscal Year
December 31, 2024	2024	2023-S(1)	2023	2022	2021	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$4,873	$18,123	$32,889	$8,597	$5,186	$2,944	$255	$72,867
Special mention	—	—	—	—	—	—	—	—
Substandard	54	97	595	83	178	131	18	1,156
Doubtful	—	—	4	—	2	—	—	6
Loss	—	—	—	—	—	—	—	—
Total consumer	$4,927	$18,220	$33,488	$8,680	$5,366	$3,075	$273	$74,029

Total current period gross charge-offs	$39	$173	$510	$255	$95	$57	$22	$1,151

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

	Term Loans By Origination Fiscal Year
December 31, 2023	2023-S(1)	2023	2022	2021	2020	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$61,716	$105,170	$88,320	$37,197	$201	$7,581	$4,805	$304,990
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	279	—	—	—	—	279
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$61,716	$105,170	$88,599	$37,197	$201	$7,581	$4,805	$305,269

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Risk rating
Pass	$35,428	$61,090	$104,005	$90,506	$72,121	$159,328	$3,486	$525,964
Special mention	—	149	148	447	2,033	3,699	—	6,476
Substandard	—	—	379	1	338	2,886	—	3,604
Doubtful	—	—	—	—	289	212	—	501
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$35,428	$61,239	$104,532	$90,954	$74,781	$166,125	$3,486	$536,545

Current period gross charge-offs	$—	$—	$—	$—	$—	$290	$—	$290

Commercial real estate - non-owner occupied
Risk rating
Pass	$11,716	$104,881	$155,782	$185,264	$95,749	$302,341	$6,460	$862,193
Special mention	—	—	—	—	—	294	—	294
Substandard	—	3,078	—	—	6,180	3,949	—	13,207
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner occupied	$11,716	$107,959	$155,782	$185,264	$101,929	$306,584	$6,460	$875,694

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Risk rating
Pass	$5,515	$4,184	$18,597	$21,411	$10,921	$25,400	$644	$86,672
Special mention	—	—	1,583	—	—	89	—	1,672
Substandard	—	—	—	—	—	279	—	279
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$5,515	$4,184	$20,180	$21,411	$10,921	$25,768	$644	$88,623

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate
Risk rating
Pass	$114,375	$275,325	$366,704	$334,378	$178,992	$494,650	$15,395	$1,779,819
Special mention	—	149	1,731	447	2,033	4,082	—	8,442
Substandard	—	3,078	658	1	6,518	7,114	—	17,369
Doubtful	—	—	—	—	289	212	—	501
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$114,375	$278,552	$369,093	$334,826	$187,832	$506,058	$15,395	$1,806,131

Total current period gross charge-offs	$—	$—	$—	$—	$—	$290	$—	$290
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate and consumer loans by origination year as of June 30, 2023(1):

	Term Loans By Origination Fiscal Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$120,420	$153,286	$65,748	$2,964	$1,985	$5,836	$5,858	$356,097
Special mention	—	73	—	—	—	—	—	73
Substandard	—	481	—	—	—	23	—	504
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$120,420	$153,840	$65,748	$2,964	$1,985	$5,859	$5,858	$356,674
Commercial real estate - owner occupied
Risk rating
Pass	$58,671	$111,699	$97,501	$74,339	$54,542	$116,363	$5,508	$518,623
Special mention	—	177	909	2,017	361	3,437	—	6,901
Substandard	—	—	76	343	—	3,379	399	4,197
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$58,671	$111,876	$98,486	$76,699	$54,903	$123,179	$5,907	$529,721
Commercial real estate - non-owner occupied
Risk rating
Pass	$107,115	$155,865	$187,219	$99,442	$68,794	$265,239	$5,646	$889,320
Special mention	—	—	—	5,301	—	4,047	—	9,348
Substandard	—	—	—	—	—	3,017	—	3,017
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner occupied	$107,115	$155,865	$187,219	$104,743	$68,794	$272,303	$5,646	$901,685
Multifamily
Risk rating
Pass	$4,239	$16,410	$21,867	$10,172	$5,843	$22,321	$591	$81,443
Special mention	—	—	—	—	28	61	—	89
Substandard	—	—	—	—	—	295	—	295
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$4,239	$16,410	$21,867	$10,172	$5,871	$22,677	$591	$81,827
Total commercial real estate
Risk rating
Pass	$290,445	$437,260	$372,335	$186,917	$131,164	$409,759	$17,603	$1,845,483
Special mention	—	250	909	7,318	389	7,545	—	16,411
Substandard	—	481	76	343	—	6,714	399	8,013
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$290,445	$437,991	$373,320	$194,578	$131,553	$424,018	$18,002	$1,869,907
(1)This table reflects the correction of an immaterial error in the prior period disclosure. See "Note 1 – Summary of Significant Accounting Policies" for further information.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$58,828	$76,292	$18,234	$14,145	$6,427	$20,387	$44,415	$238,728
Special mention	—	253	467	179	116	—	74	1,089
Substandard	—	13	28	605	858	43	3,649	5,196
Doubtful	—	9	8	—	134	—	260	411
Loss	—	—	—	—	—	4	—	4
Total commercial and industrial	$58,828	$76,567	$18,737	$14,929	$7,535	$20,434	$48,398	$245,428
Equipment finance
Risk rating
Pass	$200,054	$136,226	$73,363	$36,589	$10,178	$256	$—	$456,666
Special mention	805	808	140	441	344	—	—	2,538
Substandard	—	—	227	13	115	—	—	355
Doubtful	342	1,283	825	198	—	—	—	2,648
Loss	—	—	—	—	4	—	—	4
Total equipment finance	$201,201	$138,317	$74,555	$37,241	$10,641	$256	$—	$462,211
Municipal leases
Risk rating
Pass	$34,792	$29,601	$16,518	$8,212	$9,838	$43,251	$—	$142,212
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$34,792	$29,601	$16,518	$8,212	$9,838	$43,251	$—	$142,212
Total commercial
Risk rating
Pass	$293,674	$242,119	$108,115	$58,946	$26,443	$63,894	$44,415	$837,606
Special mention	805	1,061	607	620	460	—	74	3,627
Substandard	—	13	255	618	973	43	3,649	5,551
Doubtful	342	1,292	833	198	134	—	260	3,059
Loss	—	—	—	—	4	4	—	8
Total commercial	$294,821	$244,485	$109,810	$60,382	$28,014	$63,941	$48,398	$849,851

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$50,795	$47,182	$9,598	$869	$220	$1,270	$—	$109,934
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	140	—	140
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$50,795	$47,182	$9,598	$869	$220	$1,410	$—	$110,074
One-to-four family
Risk rating
Pass	$83,675	$123,178	$108,780	$51,927	$31,396	$120,278	$4,971	$524,205
Special mention	—	—	—	—	—	543	—	543
Substandard	185	125	—	204	55	4,356	—	4,925
Doubtful	—	—	—	—	—	29	—	29
Loss	—	—	—	—	—	1	—	1
Total one-to-four family	$83,860	$123,303	$108,780	$52,131	$31,451	$125,207	$4,971	$529,703
HELOCs
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$186,526	$186,526
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	638	638
Doubtful	—	—	—	—	—	—	29	29
Loss	—	—	—	—	—	—	—	—
Total HELOCs	$—	$—	$—	$—	$—	$—	$187,193	$187,193
Total residential real estate
Risk rating
Pass	$134,470	$170,360	$118,378	$52,796	$31,616	$121,548	$191,497	$820,665
Special mention	—	—	—	—	—	543	—	543
Substandard	185	125	—	204	55	4,496	638	5,703
Doubtful	—	—	—	—	—	29	29	58
Loss	—	—	—	—	—	1	—	1
Total residential real estate	$134,655	$170,485	$118,378	$53,000	$31,671	$126,617	$192,164	$826,970

	Term Loans By Origination Fiscal Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$62,861	$17,913	$12,627	$8,927	$5,172	$2,853	$494	$110,847
Special mention	—	—	—	—	—	—	—	—
Substandard	302	211	242	247	54	169	22	1,247
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	1	—	—	1
Total consumer	$63,163	$18,124	$12,869	$9,174	$5,227	$3,022	$516	$112,095

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following tables present aging analyses of past due loans (including nonaccrual loans) by segment and class as of the dates indicated:

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
December 31, 2024
Commercial real estate
Construction and land development	$—	$—	$—	$274,356	$274,356
Commercial real estate - owner occupied	654	1,432	2,086	543,404	545,490
Commercial real estate - non-owner occupied	—	959	959	865,135	866,094
Multifamily	—	—	—	120,425	120,425
Total commercial real estate	654	2,391	3,045	1,803,320	1,806,365
Commercial
Commercial and industrial	1,160	3,056	4,216	311,943	316,159
Equipment finance	4,714	4,140	8,854	397,546	406,400
Municipal leases	—	—	—	165,984	165,984
Total commercial	5,874	7,196	13,070	875,473	888,543
Residential real estate
Construction and land development	419	132	551	53,132	53,683
One-to-four family	3,429	1,633	5,062	625,329	630,391
HELOCs	1,935	2,754	4,689	190,599	195,288
Total residential real estate	5,783	4,519	10,302	869,060	879,362
Consumer	391	260	651	73,378	74,029
Total loans	$12,702	$14,366	$27,068	$3,621,231	$3,648,299

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
December 31, 2023
Commercial real estate
Construction and land development	$—	$—	$—	$305,269	$305,269
Commercial real estate - owner occupied	657	501	1,158	535,387	536,545
Commercial real estate - non-owner occupied	4,032	—	4,032	871,662	875,694
Multifamily	—	—	—	88,623	88,623
Total commercial real estate	4,689	501	5,190	1,800,941	1,806,131
Commercial
Commercial and industrial	974	2,667	3,641	233,614	237,255
Equipment finance	5,411	4,019	9,430	456,143	465,573
Municipal leases	—	—	—	150,292	150,292
Total commercial	6,385	6,686	13,071	840,049	853,120
Residential real estate
Construction and land development	—	132	132	96,514	96,646
One-to-four family	958	1,068	2,026	582,379	584,405
HELOCs	1,240	1,622	2,862	183,016	185,878
Total residential real estate	2,198	2,822	5,020	861,909	866,929
Consumer	535	301	836	113,006	113,842
Total loans	$13,807	$10,310	$24,117	$3,615,905	$3,640,022

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
June 30, 2023
Construction and land development	$—	$—	$—	$356,674	$356,674
Commercial real estate - owner occupied	1,514	76	1,590	528,131	529,721
Commercial real estate - non-owner occupied	—	—	—	901,685	901,685
Multifamily	—	—	—	81,827	81,827
Total commercial real estate	1,514	76	1,590	1,868,317	1,869,907
Commercial
Commercial and industrial	873	403	1,276	244,152	245,428
Equipment finance	826	1,837	2,663	459,548	462,211
Municipal leases	—	—	—	142,212	142,212
Total commercial	1,699	2,240	3,939	845,912	849,851
Residential real estate
Construction and land development	—	132	132	109,942	110,074
One-to-four family	1,698	1,060	2,758	526,945	529,703
HELOCs	379	769	1,148	186,045	187,193
Total residential real estate	2,077	1,961	4,038	822,932	826,970
Consumer	320	288	608	111,487	112,095
Total loans	$5,610	$4,565	$10,175	$3,648,648	$3,658,823
On September 26, 2024, Hurricane Helene made landfall causing significant property damage across the Company's market areas, particularly in Western North Carolina. In an effort to assist customers in their post-Hurricane Helene recovery and clean-up efforts, in the fourth quarter of the year ended December 31, 2024 we granted payment deferrals of up to six months to provide short-term relief to impacted customers. The outstanding balance of these deferrals was $136.0 million at December 31, 2024.
The following table presents recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the year ended December 31, 2024.

	December 31, 2024	December 31, 2023	June 30, 2023	90 Days + & Still Accruing as of December 31, 2024	Nonaccrual with No ACL as of December 31, 2024	Interest Income Recognized
Commercial real estate
Construction and land development	$—	$—	$23	$—	$—	$—
Commercial real estate - owner occupied	8,471	912	517	—	5,280	284
Commercial real estate - non-owner occupied	3,551	4,032	—	—	2,591	51
Multifamily	47	74	84	—	—	5
Total commercial real estate	12,069	5,018	624	—	7,871	340
Commercial
Commercial and industrial	3,487	2,774	1,222	—	188	61
Equipment finance	4,666	6,463	2,862	—	103	457
Municipal leases	—	—	106	—	—	—
Total commercial	8,153	9,237	4,190	—	291	518
Residential real estate
Construction and land development	132	132	132	—	—	—
One-to-four family	2,916	2,205	1,935	—	—	73
HELOCs	3,990	2,173	957	—	—	34
Total residential real estate	7,038	4,510	3,024	—	—	107
Consumer	407	568	477	—	—	17
Total loans	$27,667	$19,333	$8,315	$—	$8,162	$982

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following tables present analyses of the ACL on loans by segment for the period indicated below. In addition to the provision (benefit) for credit losses on loans presented below, provisions (benefits) of $85, $(970), $253 and $981 for off-balance sheet credit exposures and $0, $0, $(250) and $(100) for commercial paper were recorded during the year ended December 31, 2024, six months ended December 31, 2023, and years ended June 30, 2023 and 2022, respectively. For the year ended June 30, 2023, $4,921 and $369 of the provision for credit losses were recognized to establish ACLs on Quantum's loan portfolio and off-balance-sheet credit exposure, respectively.

	Year Ended December 31, 2024
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$20,323	$17,026	$9,284	$2,008	$48,641
Provision (benefit) for credit losses	(696)	7,908	261	(13)	7,460
Charge-offs	(367)	(10,661)	(33)	(1,151)	(12,212)
Recoveries	24	994	152	226	1,396
Net (charge-offs) recoveries	(343)	(9,667)	119	(925)	(10,816)
Balance at end of period	$19,284	$15,267	$9,664	$1,070	$45,285

	Six Months Ended December 31, 2023
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$20,690	$15,216	$9,284	$2,003	$47,193
Provision (benefit) for credit losses	(82)	6,627	(80)	435	6,900
Charge-offs	(290)	(5,159)	(32)	(579)	(6,060)
Recoveries	5	342	112	149	608
Net (charge-offs) recoveries	(285)	(4,817)	80	(430)	(5,452)
Balance at end of period	$20,323	$17,026	$9,284	$2,008	$48,641

	Year Ended June 30, 2023
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$13,414	$12,036	$7,611	$1,629	$34,690
Provision for credit losses	6,981	6,397	1,393	618	15,389
Initial ACL on PCD loans	292	72	5	—	369
Charge-offs	—	(3,796)	(192)	(517)	(4,505)
Recoveries	3	507	467	273	1,250
Net (charge-offs) recoveries	3	(3,289)	275	(244)	(3,255)
Balance at end of period	$20,690	$15,216	$9,284	$2,003	$47,193

	Year Ended June 30, 2022
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$15,084	$9,663	$8,185	$2,536	$35,468
Provision (benefit) for credit losses	(2,273)	3,110	(1,423)	(886)	(1,472)
Charge-offs	(485)	(1,728)	(116)	(183)	(2,512)
Recoveries	1,088	991	965	162	3,206
Net (charge-offs) recoveries	603	(737)	849	(21)	694
Balance at end of period	$13,414	$12,036	$7,611	$1,629	$34,690

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

	Type and Extent of Collateral Securing CDAs				Non-CDAs
December 31, 2024	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$274,356	$274,356
Commercial real estate - owner occupied	—	—	6,376	—	539,114	545,490
Commercial real estate - non-owner occupied	—	—	3,820	—	862,274	866,094
Multifamily	—	—	—	—	120,425	120,425
Total commercial real estate	—	—	10,196	—	1,796,169	1,806,365
Commercial
Commercial and industrial	—	—	—	585	315,574	316,159
Equipment finance	—	—	—	717	405,683	406,400
Municipal leases	—	—	—	—	165,984	165,984
Total commercial	—	—	—	1,302	887,241	888,543
Residential real estate
Construction and land development	—	—	—	—	53,683	53,683
One-to-four family	—	—	—	—	630,391	630,391
HELOCs	—	—	—	—	195,288	195,288
Total residential real estate	—	—	—	—	879,362	879,362
Consumer	—	—	—	—	74,029	74,029
Total	$—	$—	$10,196	$1,302	$3,636,801	$3,648,299
Total collateral value	$—	$—	$13,938	$748

	Type and Extent of Collateral Securing CDAs				Non-CDAs
December 31, 2023	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$305,269	$305,269
Commercial real estate - owner occupied	—	—	1,821	—	534,724	536,545
Commercial real estate - non-owner occupied	—	—	4,310	—	871,384	875,694
Multifamily	—	—	—	—	88,623	88,623
Total commercial real estate	—	—	6,131	—	1,800,000	1,806,131
Commercial
Commercial and industrial	—	—	—	1,322	235,933	237,255
Equipment finance	—	—	—	1,304	464,269	465,573
Municipal leases	—	—	—	—	150,292	150,292
Total commercial	—	—	—	2,626	850,494	853,120
Residential real estate
Construction and land development	—	—	—	—	96,646	96,646
One-to-four family	—	—	—	—	584,405	584,405
HELOCs	510	—	—	—	185,368	185,878
Total residential real estate	510	—	—	—	866,419	866,929
Consumer	—	—	—	—	113,842	113,842
Total	$510	$—	$6,131	$2,626	$3,630,755	$3,640,022
Total collateral value	$733	$—	$5,627	$686

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Type and Extent of Collateral Securing CDAs				Non-CDAs
June 30, 2023	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$356,674	$356,674
Commercial real estate - owner occupied	—	—	1,045	—	528,676	529,721
Commercial real estate - non-owner occupied	—	—	3,018	—	898,667	901,685
Multifamily	—	—	—	—	81,827	81,827
Total commercial real estate	—	—	4,063	—	1,865,844	1,869,907
Commercial
Commercial and industrial	—	—	—	811	244,617	245,428
Equipment finance	—	—	—	342	461,869	462,211
Municipal leases	—	—	—	—	142,212	142,212
Total commercial	—	—	—	1,153	848,698	849,851
Residential real estate
Construction and land development	—	—	—	—	110,074	110,074
One-to-four family	752	—	—	—	528,951	529,703
HELOCs	—	—	—	—	187,193	187,193
Total residential real estate	752	—	—	—	826,218	826,970
Consumer	—	—	—	—	112,095	112,095
Total	$752	$—	$4,063	$1,153	$3,652,855	$3,658,823
Total collateral value	$1,435	$—	$9,202	$—
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
The following table presents the amortized cost basis of loans at December 31, 2024, that were both experiencing financial difficulty and modified during the year ended December 31, 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented. The Hurricane Helene related deferrals previously referenced did not meet this definition and therefore were not included.

	Year Ended December 31, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate - owner occupied	$—	$2,012	$—	$161	$—	$—	0.40%
Commercial real estate - non-owner-occupied	—	956	—	—	—	—	0.11%
Commercial loans
Commercial and industrial	—	2,714	630	147	—	—	1.10%
Total	$—	$5,682	$630	$308	$—	$—	0.18%

	Six Months Ended December 31, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial loans
Commercial and industrial	$—	$—	$259	$—	$—	$—	—%
Residential real estate loans
One-to-four family	—	—	165	—	—	—	—
Total	$—	$—	$424	$—	$—	$—	—%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicated below:

	Year Ended December 31, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial real estate
Commercial real estate - owner-occupied	$—	3.5%	—
Commercial loans
Commercial and industrial	—	4.7	10.0
Total	$—	4.4%	10.0

	Six Months Ended December 31, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial loans
Commercial and industrial	$—	—%	10.0
Residential real estate loans
One-to-four family	—	—	7.0
Total	$—	—%	8.8
The following table presents loans that had a payment default during the period indicated that had previously been modified within the prior twelve months. For purposes of this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms.

	Year Ended December 31, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial real estate
Commercial real estate – owner-occupied	$—	$1,642	$—	$161
Commercial real estate – non-owner occupied	—	956	—	—
Commercial loans
Commercial and industrial	—	1,955	132	—
Total	$—	$4,553	$132	$161
There were no loans that had a payment default during the six months months ended December 31, 2023 that had previously been modified within the same period.
Off-Balance Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At December 31, 2024, December 31, 2023 and June 30, 2023, the ACL on off-balance sheet credit exposures included in other liabilities was $2,672, $2,587 and $3,557, respectively.
7. Premises and Equipment
Premises and equipment as of the dates indicated consist of the following:

	December 31, 2024	December 31, 2023	June 30, 2023
Land	$25,818	$25,818	$26,496
Office buildings	75,450	75,278	75,357
Furniture, fixtures and equipment	19,880	19,738	19,899
Total	121,148	120,834	121,752
Less: accumulated depreciation	(51,276)	(49,897)	(48,581)
Premises and equipment, net	$69,872	$70,937	$73,171
Depreciation expense associated with premises and equipment was $3,805 for the year ended December 31, 2024, $1,968 for the six months ended December 31, 2023, and $4,152 and $3,986 for the years ended June 30, 2023 and 2022.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

8. Goodwill and Core Deposit Intangibles
The carrying amount of the Company's goodwill was $34,111 at December 31, 2024, December 31, 2023 and June 30, 2023. As a result of the Company's merger with Quantum on February 12, 2023, the Company recorded $12,210 of core deposit intangibles to be amortized over the next 10 years on an accelerated basis. Amortization expense related to core deposit intangibles was $2,463 for the year ended December 31, 2024, $1,719 for the six months ended December 31, 2023, and $1,525 and $250 for the years ended June 30, 2023 and 2022, respectively. As of December 31, 2024, the estimated amortization expense was as follows:

2025	$1,747
2026	1,281
2027	948
2028	710
2029	529
Thereafter	1,380
Total	$6,595
9. Deposits
Deposit accounts at the dates indicated consist of the following:

	December 31, 2024	December 31, 2023	June 30, 2023
Noninterest-bearing accounts	$680,926	$784,950	$825,481
NOW accounts	575,238	591,270	611,105
Money market accounts	1,341,995	1,246,807	1,241,840
Savings accounts	181,317	194,486	212,220
Certificates of deposit	999,727	843,860	710,522
Total	$3,779,203	$3,661,373	$3,601,168
Deposits received from executive officers, directors and their associates totaled approximately $1,223, $1,555 and $5,130 at December 31, 2024, December 31, 2023 and June 30, 2023, respectively.
As of December 31, 2024, scheduled maturities of certificates of deposit were as follows:

2025	$976,868
2026	15,623
2027	5,242
2028	1,298
2029	696
Thereafter	—
Total	$999,727
Certificates of deposit with balances of $250 or greater totaled $168,089, $118,035 and $120,666 at December 31, 2024, December 31, 2023 and June 30, 2023, respectively. Generally, deposit amounts in excess of $250 are not federally insured.
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
The trust preferred securities accrue and pay quarterly distributions at a floating rate of 3-month Term SOFR plus 2.20%, which was 6.51% at December 31, 2024. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent the Trust has insufficient funds with which to make the distributions and other payments. The net combined effect of all documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.
The trust preferred securities are mandatorily redeemable upon maturity of the debentures on March 15, 2037, or upon earlier redemption as provided in the indenture. The debentures purchased by the Trust have been redeemable, in whole or in part, since March 15, 2012. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Other Borrowings
Borrowings, other than junior subordinated debt, consist of the following at the dates indicated:

	December 31, 2024		December 31, 2023		June 30, 2023
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances (short-term)	$—	—%	$105,000	5.44%	$180,000	5.19%
FRB advances (short-term)	188,000	4.50	310,000	5.50	257,000	5.25
Revolving lines of credit	—	—	18,763	9.00	20,263	8.75
Total other borrowings	$188,000	4.50%	$433,763	5.64%	$457,263	5.38%
All qualifying one-to-four family loans, HELOCs, commercial real estate loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction loans, indirect auto loans and municipal leases are pledged as collateral to secure outstanding FRB advances. At December 31, 2024, December 31, 2023 and June 30, 2023, the Company had the ability to borrow $315,468, $72,766 and $22,673, respectively, through FHLB advances and $106,592, $55,254 and $91,316, respectively, through the unused portion of a line of credit with the FRB.
At December 31, 2024, December 31, 2023 and June 30, 2023, the Company maintained revolving lines of credit with three unaffiliated banks, the unused portion of which totaled $165,000, $146,237 and $144,737, respectively.
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

	December 31, 2024	December 31, 2023	June 30, 2023
Supplemental balance sheet information
ROU assets	$8,072	$9,259	$9,674
Lease liabilities	$9,557	$10,975	$10,790
Weighted-average remaining lease terms (years)	8.2	8.8	9.2
Weighted-average discount rate	3.48%	3.41%	3.32%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at December 31, 2024:

2025	$1,725
2026	1,715
2027	1,737
2028	1,546
2029	784
Thereafter	3,619
Total undiscounted minimum lease payments	11,126
Less: amount representing interest	(1,569)
Total lease liability	$9,557
The following table presents components of operating lease expense for the periods indicated:

	Year Ended December 31, 2024	Six Months Ended December 31, 2023	Year Ended June 30,
			2023	2022
Operating lease cost (included in occupancy expense, net)	$1,623	$880	$1,515	$1,559
Variable lease cost (included in occupancy expense, net)	5	3	228	9
Sublease income (included in other noninterest income)	(172)	(85)	(169)	(189)
Total operating lease expense, net	$1,456	$798	$1,574	$1,379

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

As Lessee - Finance Lease
During the fiscal year ended June 30, 2023, the Company purchased the property associated with the finance lease reported historically. The Company purchased the property for $1,249, terminating the existing land lease. Prior to the purchase, interest expense on the lease liability totaled $60 for the fiscal year ended June 30, 2023.
Supplemental lease cash flow information for the periods indicated:

	Year Ended December 31, 2024	Six Months Ended December 31, 2023	Year Ended June 30, 2023
ROU assets - noncash additions (operating leases)	$—	$864	$5,179
Cash paid for amounts included in the measurement of lease liabilities (operating leases)	1,515	713	1,245
Cash paid for amounts included in the measurement of lease liabilities (finance leases)	—	—	89
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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to seven years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $31,572, $30,121 and $21,749 with a residual value of $13,662, $14,958 and $13,267 as of December 31, 2024, December 31, 2023 and June 30, 2023, respectively.
The following schedule summarizes aggregate future minimum lease payments to be received at December 31, 2024:

2025	$7,913
2026	6,001
2027	3,410
2028	3,134
2029	2,682
Thereafter	1,363
Total of future minimum payments	$24,503
As Lessor - Finance Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loans segment of the loan portfolio. For the year ended December 31, 2024, six months ended December 31, 2023, and years ended June 30, 2023 and 2022, interest income on equipment finance leases totaled $4,531, $2,019, $3,390 and $3,057, respectively.
The lease receivable component of finance lease net investment included within equipment finance class of financing receivables was $70,420, $70,150 and $70,605 at December 31, 2024, December 31, 2023 and June 30, 2023, respectively.
The following schedule summarizes, as of December 31, 2024, aggregate future minimum finance lease payments to be received:

2025	$24,718
2026	21,127
2027	16,512
2028	9,959
2029	4,499
Thereafter	3,673
Total undiscounted minimum payments	80,488
Less: amount representing interest	(10,068)
Total lease receivable	$70,420

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

12. Income Taxes
Income tax expense as of the dates indicated consisted of:

	Year Ended December 31, 2024	Six Months Ended December 31, 2023	Year Ended June 30,
			2023	2022
Current
Federal	$11,970	$7,910	$11,119	$2,411
State	2,035	1,114	1,874	730
Total current expense	14,005	9,024	12,993	3,141
Deferred
Federal	829	(1,450)	(377)	5,992
State	272	(188)	(56)	592
Total deferred expense (benefit)	1,101	(1,638)	(433)	6,584
Total income tax expense	$15,106	$7,386	$12,560	$9,725
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences for the periods indicated:

	Year Ended December 31, 2024		Six Months Ended December 31, 2023		Year Ended June 30,
					2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Tax at federal income tax rate	$14,681	21%	$7,494	21%	$12,004	21%	$9,529	21%
Increase (decrease) resulting from:
Tax exempt income	(1,799)	(3)	(734)	(2)	(830)	(1)	(844)	(2)
State tax, net of federal benefit	1,883	3	693	2	1,417	2	818	2
Other	341	1	(67)	—	(31)	—	222	—
Total	$15,106	22%	$7,386	21%	$12,560	22%	$9,725	21%
The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2024, December 31, 2023 and June 30, 2023 are presented below:

	December 31, 2024	December 31, 2023	June 30, 2023
Deferred tax assets
Allowance for credit losses	$11,206	$11,994	$11,822
Deferred compensation and post-retirement benefits	7,181	7,963	8,214
Net operating loss carryforward	1,712	2,259	2,806
Discount from business combinations	438	1,096	974
Unrealized loss on debt securities held for sale	503	463	1,225
Share-based compensation expense	1,058	1,576	1,514
Operating lease liability	2,233	2,570	2,513
Other	2,767	1,344	1,489
Total deferred tax assets	27,098	29,265	30,557
Deferred tax liabilities
Depreciable basis of fixed assets and operating lease equipment	(11,679)	(12,017)	(9,992)
Deferred loan costs	(534)	(617)	(668)
FHLB stock, book basis in excess of tax	(91)	(91)	(90)
BOLI available for redemption	(1,346)	(1,257)	(5,163)
Operating lease ROU asset	(1,886)	(2,168)	(2,253)
Other	(827)	(1,319)	(1,479)
Total deferred tax liabilities	(16,363)	(17,469)	(19,645)
Net deferred tax assets	$10,735	$11,796	$10,912
The Company had federal NOL carry forwards of $8,047, $10,446 and $13,207 as of December 31, 2024, December 31, 2023 and June 30, 2023, respectively, with a recorded tax benefit of $1,712, $2,259 and $2,806 included in deferred tax assets. The majority of these NOLs will expire for federal tax purposes from 2031 through 2036, if not previously used.
Retained earnings at December 31, 2024, December 31, 2023 and June 30, 2023 include $19,570 representing pre-1988 tax bad debt reserve base year amounts for which no deferred tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a failure to meet the definition of a bank, dividend payments in excess of current year or accumulated earnings and profits, or other distributions in dissolution or liquidation of the Bank. The Company is no longer subject to examination for federal and state purposes for tax years prior to 2021.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

13. Employee Benefit Plans
The HomeTrust Bank KSOP Plan is comprised of two components, the 401(k) Plan and the ESOP. The ESOP benefits employees who are employed on the last day of the plan year, or separated during the plan year due to death, disability or after meeting normal retirement age. Under the 401(k), the Company matches employee contributions at 50% of employee deferrals up to 6% of each employee’s eligible compensation. The Company may also make discretionary profit sharing contributions for the benefit of all eligible participants as long as total contributions do not exceed applicable limitations. Employees become fully vested in the Company’s contributions after four years of service. Under the ESOP, the amount of the Bank's annual contribution is discretionary; however, it must be sufficient to pay the annual loan payment to the Company.
The Company’s expense for 401(k) contributions to this plan was $1,039, $556, $987 and $911 for the year ended December 31, 2024, six months ended December 31, 2023 and years ended June 30, 2023 and 2022, respectively. The Company's expense related to the ESOP for the year ended December 31, 2024, six months ended December 31, 2023 and years ended June 30, 2023 and 2022 was $1,616, $640, $1,279 and $1,502, respectively.
Shares held by the ESOP at the dates indicated include the following:

	December 31, 2024	December 31, 2023	June 30, 2023
Unallocated ESOP shares	396,750	449,650	476,100
Allocated ESOP shares	608,350	555,450	555,450
ESOP shares committed to be released	52,900	52,900	26,450
Total ESOP shares	1,058,000	1,058,000	1,058,000
Fair value of unallocated ESOP shares	$13,363	$12,105	$9,946
Post-retirement health care benefits are provided to certain key current and former officers under the Company’s Executive Medical Care Plan (“EMCP”). The EMCP is unfunded and is not qualified under the IRC. Plan expense for the year ended December 31, 2024, six months ended December 31, 2023 and years ended June 30, 2023 and 2022 was $18, $6, $50 and $219, respectively. Total accrued expenses related to this plan included in other liabilities were $5,157, $5,335 and $5,425 as of December 31, 2024, December 31, 2023 and June 30, 2023, respectively.
14. Deferred Compensation Agreements
The Company’s Director Emeritus Plans (“Plans”) provide certain benefits to Emeritus Directors for providing current advisory services to the Company. The Plans are unfunded and are not qualified under the IRC. Plan benefits vary by participant and are payable to a designated beneficiary in the event of death. The Company records an expense based on the present value of expected future benefits. Plan expenses for the year ended December 31, 2024, six months ended December 31, 2023 and years ended June 30, 2023 and 2022 were $289, $154, $305 and $313, respectively. Total accrued expenses related to these plans included in other liabilities were $4,927, $6,127 and $6,881 as of December 31, 2024, December 31, 2023 and June 30, 2023, respectively.
Long term deferred compensation and supplemental retirement plans are provided to certain key current and former officers. These plans are unfunded and are not qualified under the IRC. The benefits vary by participant and are payable to a designated beneficiary in the event of death. Plan expenses for the year ended December 31, 2024, six months ended December 31, 2023 and years ended June 30, 2023 and 2022 were $827, $355, $581 and $616, respectively. Total accrued expenses related to these plans included in other liabilities were $16,483, $16,922 and $16,749 as of December 31, 2024, December 31, 2023 and June 30, 2023, respectively.
In addition, the Company has a deferred compensation plan provided to certain current and former officers and directors. The plan allows the participants to defer any of their annual compensation, including bonus payments, up to the maximum allowed for each participant. The plan is unfunded and is not qualified under the IRC. Plan expenses for the year ended December 31, 2024, six months ended December 31, 2023 and years ended June 30, 2023 and 2022 were $235, $118, $208 and $150, respectively. The total deferred compensation plan payable included in other liabilities was $3,773, $4,244 and $4,299 as of December 31, 2024, December 31, 2023 and June 30, 2023, respectively.
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
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the dates indicated below:

	Year Ended December 31, 2024	Six Months Ended December 31, 2023	Year Ended June 30,
			2023	2022
Share-based compensation expense	$1,816	$755	$1,854	$2,152
Tax benefit	427	177	436	508

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents stock option activity and related information for the periods indicated below:

	Options	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2022	928,870	$21.49	4.1	$4,036
Granted	5,000	24.07
Exercised	(352,096)	14.59
Forfeited	(12,550)	25.47
Options outstanding at June 30, 2023	569,224	$25.69	5.1	$141
Exercisable at June 30, 2023	493,264	$25.40	4.6	$141
Non-vested at June 30, 2023	75,960	$27.56	7.9	$—

Options outstanding at June 30, 2023	569,224	$25.69	5.1	$141
Exercised	(9,500)	15.96
Forfeited	(25,374)	26.00
Options outstanding at December 31, 2023	534,350	$25.85	4.6	$776
Exercisable at December 31, 2023	459,390	$25.56	4.2	$680
Non-vested at December 31, 2023	74,960	$27.58	7.4	$95

Options outstanding at December 31, 2023	534,350	$25.85	4.6	$776
Exercised	(97,113)	25.09
Forfeited	(23,600)	25.94
Options outstanding at December 31, 2024	413,637	$26.02	3.8	$3,169
Exercisable at December 31, 2024	364,667	$25.78	3.4	$2,880
Non-vested at December 31, 2024	48,970	$27.77	6.7	$289
Assumptions used in estimating the fair value of options granted during the year ended June 30, 2023 are detailed below. There were no options granted during the year ended December 31, 2024 or six months ended December 31, 2023.

Year Ended June 30, 2023
Weighted-average volatility	27.79%
Expected dividend yield	1.62%
Risk-free interest rate	3.11%
Expected life (years)	6.5
Weighted-average fair value of options granted	$6.77
At December 31, 2024, the Company had $223 of unrecognized compensation expense related to 48,970 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 0.8 years at December 31, 2024. At December 31, 2023, the Company had $382 of unrecognized compensation expense related to 74,960 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.2 years at December 31, 2023. At June 30, 2023, the Company had $478 of unrecognized compensation expense related to 75,960 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.6 years at June 30, 2023.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents restricted stock award activity and related information:

	Restricted Stock Awards(1)	Performance-Based Restricted Stock Units(2)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at June 30, 2022	102,692	33,218	$27.40	$2,345
Granted	57,839	21,005	27.24	—
Vested	(41,590)	(13,861)	27.38	—
Forfeited	(10,090)	(3,032)	27.32	—
Non-vested at June 30, 2023	108,851	37,330	$27.32	$3,054
Granted	1,000	6,165	22.91	—
Vested	(1,148)	(18,494)	23.18	—
Forfeited	(2,560)	—	27.53	—
Non-vested at December 31, 2023	106,143	25,001	$27.70	$3,530
Granted	73,502	17,690	26.96	—
Vested	(36,639)	(10,683)	28.26	—
Forfeited	(4,424)	(2,007)	27.37	—
Non-vested at December 31, 2024	138,582	30,001	$27.15	$5,678
(1)Restricted stock awards are scheduled to vest over 1.0 year for director awards and 5.0 years for employee awards.
(2)Performance-based restricted stock units are scheduled to vest over 3.0 years assuming the applicable financial goals are met.
At December 31, 2024, unrecognized compensation expense was $3,051 related to 168,583 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.4 years at December 31, 2024. At December 31, 2023, unrecognized compensation expense was $2,389 related to 131,144 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.4 years at December 31, 2023. At June 30, 2023, unrecognized compensation expense was $3,154 related to 146,181 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.8 years at June 30, 2023.
16. Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Year Ended December 31, 2024	Six Months Ended December 31, 2023	Year Ended June 30,
			2023	2022
Numerator
Net income	$54,805	$28,297	$44,604	$35,653
Allocation of earnings to participating securities	(541)	(219)	(411)	(310)
Numerator for basic and diluted EPS - net income available to common stockholders	$54,264	$28,078	$44,193	$35,343
Denominator
Weighted-average common shares outstanding - basic	16,914,741	16,806,273	15,698,618	15,516,173
Dilutive effect of assumed exercise of stock options	62,589	7,903	82,888	294,236
Weighted-average common shares outstanding - diluted	16,977,330	16,814,176	15,781,506	15,810,409
Net income per share - basic	$3.21	$1.67	$2.82	$2.27
Net income per share - diluted	$3.20	$1.67	$2.80	$2.23
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 43,450, 512,150 and 537,524 stock options that were anti-dilutive as of December 31, 2024, December 31, 2023 and June 30, 2023, respectively.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The table below presents details of loan commitments outstanding as of the dates indicated:

	December 31, 2024	December 31, 2023	June 30, 2023
Variable rate commitments	$56,922	$42,826	$45,533
Fixed rate commitments(1)	28,096	27,682	40,860
Total loan commitments	$85,018	$70,508	$86,393
Range of fixed interest rates	4.14% - 10.25%	2.11% - 11.25%	1.74% - 11.00%

Undisbursed portions of construction loans	$145,523	$170,425	$220,818
Pre-approved but unused lines of credit(2)	$712,274	$690,566	$608,169
(1)Fixed rate commitments had terms ranging from three to 30 years as of each date presented.
(2)Principally second mortgage home equity loans and overdraft protection loans.
The commitments presented in the above table represent the Company’s exposure to credit risk and, in the opinion of management, have no more than the normal lending risk that the Company commits to its borrowers.
The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments such as TBAs, mandatory delivery commitments with investors, or best efforts forward sale commitments with investors. The fair value of these interest rate lock commitments was not material at December 31, 2024, December 31, 2023 or June 30, 2023.
SBIC Commitments - As of December 31, 2024, the Company had committed $28,000 across nine SBIC investments with $8,598 remaining to be drawn, while as of both December 31, 2023 and June 30, 2023, the Company had committed $24,000 across eight SBIC investments with $7,984 remaining to be drawn. Although the remaining capital commitments may or may not be called in the future, under the terms of the associated limited partnership agreements, the Company's exposure will not extend beyond the amount of the original commitments.
Restrictions on Cash - In response to COVID-19, the FRB reduced the reserve requirements to zero on March 15, 2020. Prior to this change the Bank was required by regulation to maintain a varying cash reserve balance with the FRB.
Guarantees - Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower’s failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of December 31, 2024, December 31, 2023 and June 30, 2023 were $53,226, $50,897 and $35,007, respectively. There was no liability recorded for these letters of credit at December 31, 2024, December 31, 2023 or June 30, 2023.
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
At December 31, 2024, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. Consistent with the Company's goals to operate a sound and profitable organization, its policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at December 31, 2024 under applicable regulatory requirements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
December 31, 2024
CET1 Capital (to risk-weighted assets)	$515,455	12.71%	$182,537	4.50%	$263,664	6.50%
Tier 1 Capital (to total adjusted assets)	525,575	11.88	176,978	4.00	221,222	5.00
Tier 1 Capital (to risk-weighted assets)	525,575	12.96	243,382	6.00	324,509	8.00
Total Risk-based Capital (to risk-weighted assets)	570,119	14.06	324,509	8.00	405,637	10.00

December 31, 2023
CET1 Capital (to risk-weighted assets)	$463,946	11.33%	$184,256	4.50%	$266,148	6.50%
Tier 1 Capital (to total adjusted assets)	473,966	10.84	174,910	4.00	218,638	5.00
Tier 1 Capital (to risk-weighted assets)	473,966	11.58	245,675	6.00	327,567	8.00
Total Risk-based Capital (to risk-weighted assets)	517,942	12.65	327,567	8.00	409,458	10.00

June 30, 2023
CET1 Capital (to risk-weighted assets)	$437,768	10.60%	$185,794	4.50%	$268,370	6.50%
Tier 1 Capital (to total adjusted assets)	447,738	10.39	172,328	4.00	215,411	5.00
Tier 1 Capital (to risk-weighted assets)	447,738	10.84	247,726	6.00	330,301	8.00
Total Risk-based Capital (to risk-weighted assets)	487,298	11.80	330,301	8.00	412,876	10.00

HomeTrust Bank
December 31, 2024
CET1 Capital (to risk-weighted assets)	$516,762	12.74%	$182,528	4.50%	$263,652	6.50%
Tier 1 Capital (to total adjusted assets)	516,762	11.68	176,943	4.00	221,179	5.00
Tier 1 Capital (to risk-weighted assets)	516,762	12.74	243,371	6.00	324,494	8.00
Total Risk-based Capital (to risk-weighted assets)	561,306	13.84	324,494	8.00	405,618	10.00

December 31, 2023
CET1 Capital (to risk-weighted assets)	$484,238	11.83%	$184,249	4.50%	$266,137	6.50%
Tier 1 Capital (to total adjusted assets)	484,238	11.08	174,849	4.00	218,562	5.00
Tier 1 Capital (to risk-weighted assets)	484,238	11.83	245,665	6.00	327,553	8.00
Total Risk-based Capital (to risk-weighted assets)	528,214	12.90	327,553	8.00	409,442	10.00

June 30, 2023
CET1 Capital (to risk-weighted assets)	$459,871	11.14%	$185,791	4.50%	$268,365	6.50%
Tier 1 Capital (to total adjusted assets)	459,871	10.68	172,221	4.00	215,277	5.00
Tier 1 Capital (to risk-weighted assets)	459,871	11.14	247,721	6.00	330,295	8.00
Total Risk-based Capital (to risk-weighted assets)	499,431	12.10	330,295	8.00	412,869	10.00
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
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of December 31, 2024, the Company's and Bank's risk-based capital exceeded the required capital contribution buffer.
Dividends paid by HomeTrust Bank are limited, without prior regulatory approval, to current year earnings and earnings less dividends paid during the preceding two years.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

19. Parent Company Only Condensed Financial Information
The following tables present parent company only condensed financial information:

Condensed Balance Sheets	December 31, 2024	December 31, 2023	June 30, 2023
Assets
Cash and cash equivalents	$1,059	$1,219	$924
Investment in bank subsidiary	553,065	520,185	493,289
ESOP loan receivable	4,545	5,094	5,630
Other assets	3,241	2,223	1,626
Total assets	$561,910	$528,721	$501,469
Liabilities and stockholders’ equity
Junior subordinated debt	$10,120	$10,021	$9,971
Revolving line of credit	—	18,763	20,263
Other liabilities	32	44	49
Stockholders’ equity	551,758	499,893	471,186
Total liabilities and stockholders’ equity	$561,910	$528,721	$501,469

	Year Ended December 31, 2024	Six Months Ended December 31, 2023	Year Ended June 30,
Condensed Statements of Income			2023	2022
Income
Interest income	$119	$66	$137	$149
Equity in undistributed bank subsidiary income	56,897	29,606	45,867	36,281
Total income	57,016	29,672	46,004	36,430
Expense
Interest expense - junior subordinated debt	928	475	327	—
Interest expense - revolving line of credit	983	901	663	—
Management fee expense	551	269	528	516
Other	245	131	270	261
Total expense	2,707	1,776	1,788	777
Income before income taxes	54,309	27,896	44,216	35,653
Income tax benefit	(496)	(401)	(388)	—
Net income	$54,805	$28,297	$44,604	$35,653

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Year Ended December 31, 2023	Six Months Ended December 31, 2023	Year Ended June 30,
Condensed Statement of Cash Flows			2023	2022
Operating activities
Net income	$54,805	$28,297	$44,604	$35,653
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Gain on sale of repossessed assets	—	—	—	(3)
Increase in other assets	(1,018)	(597)	(348)	(11)
Equity in undistributed bank subsidiary income	(56,897)	(29,606)	(45,867)	(36,281)
Share-based compensation expense	1,816	755	1,854	2,152
ESOP compensation expense	1,616	640	1,279	1,502
Increase (decrease) in other liabilities	87	45	(256)	(37)
Net cash provided by (used in) operating activities	409	(466)	1,266	2,975
Investing activities
Increase in investment in bank subsidiary	(1,817)	(741)	(1,490)	(1,707)
Dividends from bank subsidiary	25,700	6,000	15,000	38,389
ESOP principal payments received	549	536	524	511
Proceeds from sale of repossessed assets	—	—	—	146
Net cash paid in merger	—	—	(15,330)	—
Net cash provided by (used in) investing activities	24,432	5,795	(1,296)	37,339
Financing activities
Net increase (decrease) in revolving lines of credit	(18,763)	(1,500)	20,263	—
Repayment of long-term borrowings	—	—	(24,728)	—
Common stock repurchased	(645)	—	—	(43,348)
Cash dividends paid	(7,665)	(3,547)	(6,229)	(5,452)
Retired stock	(365)	(139)	(344)	(345)
Exercised stock options	2,437	152	5,140	6,081
Net cash used in financing activities	(25,001)	(5,034)	(5,898)	(43,064)
Net increase (decrease) in cash and cash equivalents	(160)	295	(5,928)	(2,750)
Cash and cash equivalents at beginning of period	1,219	924	6,852	9,602
Cash and cash equivalents at end of period	$1,059	$1,219	$924	$6,852
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$144,147	$—	$144,147	$—
Municipal bonds	3,396	—	3,396	—
Corporate bonds	4,468	—	4,468	—
Total debt securities available for sale	$152,011	$—	$152,011	$—

Loans held for sale	$4,144	$—	$4,144	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$104,499	$—	$104,499	$—
Municipal bonds	3,409	—	3,409	—
Corporate bonds	19,042	—	19,042	—
Total debt securities available for sale	$126,950	$—	$126,950	$—

Loans held for sale	$3,359	$—	$3,359	$—

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. government agencies	$14,714	$—	$14,714	$—
MBS, residential	107,414	—	107,414	—
Municipal bonds	3,388	—	3,388	—
Corporate bonds	26,410	—	26,410	—
Total debt securities available for sale	$151,926	$—	$151,926	$—

Loans held for sale	$6,947	$—	$6,947	$—
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
There were no transfers between levels during the year ended December 31, 2024, six months ended December 31, 2023 or the year ended June 30, 2023.
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate - owner occupied	$505	$—	$—	$505
Commercial real estate - non-owner occupied	546	—	—	546
Commercial loans
Commercial and industrial	296	—	—	296
Equipment finance	346	—	—	346
Total	$1,693	$—	$—	$1,693

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
The stated carrying value and estimated fair value amounts of financial instruments as of December 31, 2024, December 31, 2023 and June 30, 2023, are summarized below:

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$279,219	$279,219	$279,219	$—	$—
Certificates of deposit in other banks	28,538	28,538	—	28,538	—
Debt securities available for sale, at fair value	152,011	152,011	—	152,011	—
FHLB and FRB stock	13,630	N/A	N/A	N/A	N/A
SBIC investments, at cost	15,117	15,117	—	—	15,117
Loans held for sale, at fair value	4,144	4,144	4,144	—	—
Loans held for sale, at the lower of cost or fair value	202,018	204,122	—	—	204,122
Loans, net	3,603,014	3,498,929	—	—	3,498,929
Accrued interest receivable	18,336	18,336	65	701	17,570
Liabilities
Noninterest-bearing and NOW deposits	1,256,164	1,256,164	—	1,256,164	—
Money market accounts	1,341,995	1,341,995	—	1,341,995	—
Savings accounts	181,317	181,317	—	181,317	—
Certificates of deposit	999,727	998,856	—	998,856	—
Junior subordinated debt	10,120	9,914	—	9,914	—
Borrowings	188,000	188,000	—	188,000	—
Accrued interest payable	9,578	9,578	—	9,578	—

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$347,140	$347,140	$347,140	$—	$—
Certificates of deposit in other banks	34,722	34,722	—	34,722	—
Debt securities available for sale, at fair value	126,950	126,950	—	126,950	—
FHLB and FRB stock	18,393	N/A	N/A	N/A	N/A
SBIC investments, at cost	13,789	13,789	—	—	13,789
Loans held for sale, at fair value	3,359	3,359	3,359	—	—
Loans held for sale, at the lower of cost or fair value	198,433	200,869	—	—	200,869
Loans, net	3,591,381	3,472,491	—	—	3,472,491
Accrued interest receivable	16,902	16,902	107	656	16,139
Liabilities
Noninterest-bearing and NOW deposits	1,376,220	1,376,220	—	1,376,220	—
Money market accounts	1,246,807	1,246,807	—	1,246,807	—
Savings accounts	194,486	194,486	—	194,486	—
Certificates of deposit	843,860	839,501	—	839,501	—
Junior subordinated debt	10,021	9,767	—	9,767	—
Borrowings	433,763	433,747	—	433,747	—
Accrued interest payable	6,849	6,849	—	6,849	—

	June 30, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$303,497	303,497	$303,497	$—	$—
Certificates of deposit in other banks	33,152	33,152	—	33,152	—
Debt securities available for sale, at fair value	151,926	151,926	—	151,926	—
FHLB and FRB stock	20,208	N/A	N/A	N/A	N/A
SBIC investments, at cost	14,927	14,927	—	—	14,927
Loans held for sale, at fair value	6,947	6,749	6,749	—	—
Loans held for sale, at the lower of cost or fair value	161,703	163,874	—	—	163,874
Loans, net	3,611,630	3,455,390	—	—	3,455,390
Accrued interest receivable	14,829	14,829	99	410	14,320
Liabilities
Noninterest-bearing and NOW deposits	1,436,586	1,436,586	—	1,436,586	—
Money market accounts	1,241,840	1,241,840	—	1,241,840	—
Savings accounts	212,220	212,220	—	212,220	—
Certificates of deposit	710,522	701,965	—	701,965	—
Junior subordinated debt	9,971	9,746	—	9,746	—
Borrowings	457,263	457,213	—	457,213	—
Accrued interest payable	3,537	3,537	—	3,537	—
The Company had off-balance sheet financial commitments, which include approximately $996,042, $982,397 and $950,387 of commitments to originate loans, undisbursed portions of construction loans, unused lines of credit and standing letters of credit at December 31, 2024, December 31, 2023 and June 30, 2023, respectively (see "Note 17 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.
21. Subsequent Events
On January 27, 2025, the Company entered into a definitive purchase and assumption agreement to sell the Bank's two branches in Knoxville, Tennessee. Under the terms of the agreement, the purchaser will acquire the physical locations and related fixed assets and assume substantially all the customer deposit accounts, which are estimated to be $42,408 as of March 13, 2025. The Bank will retain the loan accounts associated with the branches. The proposed transaction, which is subject to customary closing conditions, including approval by applicable regulatory authorities, is currently anticipated to close in the second quarter of 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2024 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Report of Management on Internal Control over Financial Reporting: The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under management's supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, utilizing the framework established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024 was effective.
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
Forvis Mazars, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in Item 8 of this Form 10-K. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024.
Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Trading Plans: During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Information concerning our directors and executive officers is incorporated herein by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be held on May 19, 2025, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.
Delinquent Section 16 Reports
Information concerning delinquent Section 16 reports is incorporated herein by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be held on May 19, 2025, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.
Insider Trading Policy
Information concerning our insider trading policy is incorporated herein by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be held on May 19, 2025, a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year. A copy of our insider trading policy was filed as Exhibit 19 to our Annual Report on Form 10-K for the year ended December 31, 2024.

Code of Ethics
The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and person performing similar functions, and to all of our other employees and our directors. You may obtain a copy of the code of ethics free of charge by writing to the Corporate Secretary of HomeTrust Bancshares, Inc., 10 Woodfin Street, Asheville, NC 28801 or by calling (828) 259-3939. In addition, the code of ethics is available on our website at www.htb.com by clicking the link “Investor Relations,” clicking “Corporate Governance” on the navigation bar, and clicking the link “Documents & Charters.”
Corporate Governance
Nominating Procedures: There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since last disclosed to our stockholders.
Audit Committee and Audit Committee Financial Expert: We have an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to the Company specified by our Board of Directors. The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors. As of December 31, 2024, the Audit Committee was comprised of Directors Kendall (Chair), Cureton, Hancock, Koontz and Switzer, each of whom was “independent” as that term is defined for audit committee members in the NASDAQ listing standards. The Board of Directors further determined that each of Ms. Kendall and Mr. Switzer was an “audit committee financial expert” as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that during 2024 all of the Audit Committee members met the financial literacy requirements under the NASDAQ listing standards. Additional information concerning the Audit Committee is incorporated herein by reference from the Company’s definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be held on May 19, 2025 (except for information contained under the heading “Report of the Audit Committee”), a copy of which will be filed with the SEC no later than 120 days after the close of the fiscal year.
Item 11. Executive Compensation
The information called for by this Item will be contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders being held on May 19, 2025, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 19, 2025, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.
The information concerning our equity incentive plan required by this item is set forth below.

	# of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	# of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	413,637	$26.02	694,666
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item will be contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders being held on May 19, 2025, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information called for by this Item will be contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders being held on May 19, 2025, and is incorporated herein by reference.
The Independent Registered Public Accounting Firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Springfield, Missouri.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements: See Part II – Item 8. Financial Statements and Supplementary Data.
(a)(2) Financial Statement Schedules: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3) Exhibits: See Exhibit Index.
(b) Exhibits: The following exhibits are filed as part of this Form 10-K and this list constitutes the Exhibit Index.

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

2.1	Agreement and Plan of Merger, dated as of September 20, 2016, by and between HomeTrust Bancshares, Inc. and TriSummit Bancorp, Inc.	(a)
2.2	Purchase and Assumption Agreement, dated as of June 9, 2014, between Bank of America, National Association and HomeTrust Bank	(b)
2.3	Agreement and Plan of Merger, dated as of January 22, 2014, by and between HomeTrust Bancshares, Inc. and Jefferson Bancshares, Inc.	(c)
2.4	Agreement and Plan of Merger, dated as of July 24, 2022, by and between HomeTrust Bancshares, Inc. and Quantum Capital Corp.	(r)
3.1	Charter of HomeTrust Bancshares, Inc.	(d)
3.2	Amended and Restated Bylaws of HomeTrust Bancshares, Inc.	(t)
4.1	Description of HomeTrust Bancshares, Inc. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	4.1
10.1	HomeTrust Bancshares, Inc. Senior Leadership Incentive Plan (formerly known as Operating Committee Incentive Program)	10.1
10.2	Amended and Restated Employment and Transition Agreement between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(v)
10.3	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(s)
10.3B	Amendment No. 2 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.3C	Amendment No. 3 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(q)
10.3D	Amendment No. 4 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(e)
10.4	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony J. VunCannon	(g)
10.4A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony VunCannon	(v)
10.5	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(d)
10.6	Amendment No. 1 to SERP	(m)
10.7	Amendment No. 2 to SERP	(l)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(d)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(d)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(d)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(d)
10.7E	SERP Joinder Agreement for Stan Allen	(d)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(d)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(d)
10.7H	SERP Joinder Agreement for William T. Flynt	(d)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(i)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(d)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(d)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(d)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(d)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(d)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(d)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(d)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(d)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(d)
10.9A	Amendment No. 1 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9B	Form of Joinder Agreement Under the HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9C	Amendment No. 2 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(u)
10.9D	Amendment No. 3 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(p)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(d)

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

10.10A	Amendment No. 1 to HomeTrust Bank 2005 Deferred Compensation Plan	(m)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(d)
10.11A	Amendment No. 1 to HomeTrust Bank Pre-2005 Deferred Compensation Plan	(m)
10.12	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”)	(j)
10.12A	Form of Incentive Stock Option Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12B	Form of Non-Qualified Stock Option Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12C	Form of Stock Appreciation Right Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12D	Form of Restricted Stock Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.12E	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.13	HomeTrust Bancshares, Inc. 2022 Omnibus Incentive Plan ("2022 Omnibus Incentive Plan")	(o)
10.13A	Form of Non-Qualified Stock Option Award Agreement under the Registrant’s 2022 Omnibus Incentive Plan	(w)
10.13B	Form of Restricted Stock Award Agreement for Employees under the Registrant’s 2022 Omnibus Incentive Plan	(w)
10.13C	Form of Restricted Stock Award Agreement for Directors under the Registrant’s 2022 Omnibus Incentive Plan	(w)
10.14	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and John Sprink	(x)
10.15	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(u)
10.15A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(v)
10.16	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Megan Pelletier	(v)
10.17	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Lora Jex	(y)
10.18	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Chuck Sivley	(f)
10.18A	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kevin Nunley	(n)
19.0	Insider Trading Policy	19.0
21.0	Subsidiaries of the Registrant	21.0
23.0	Consent of Forvis Mazars, LLP	23.0
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
97	Policy Relating to Recovery of Erroneously Awarded Compensation	(z)
101	The following materials from HomeTrust Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
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
(j)Attached as Appendix A to HomeTrust Bancshares’s definitive proxy statement filed on December 5, 2012 (File No. 001-35593).
(k)Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 13, 2013.
(l)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on February 15, 2022 (File No. 001-35593).
(m)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-35593).
(n)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 001-35593).
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
(p)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on August 28, 2023 (File No. 001-35593).

(q)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on July 28, 2021 (File No. 001-35593).
(r)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on July 25, 2022 (File No. 001-35593).
(s)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2018 (File No. 001-35593).
(t)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on February 11, 2025 (File No. 001-35593).
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
(v)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (File No. 001-35593).
(w)Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 (File No. 333-186666) filed on February 6, 2023.
(x)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (File No. 001-35593).
(y)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (File No. 001-35593).
(z)Filed as an exhibit to HomeTrust Bancshares's Transition Report on Form 10-KT for the-six month transition period ended December 31, 2023 (File No.
001-35593).
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETRUST BANCSHARES, INC.

Date: March 13, 2025	By:	/s/ C. Hunter Westbrook
C. Hunter Westbrook
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Hunter Westbrook	President, Chief Executive Officer and Director	March 13, 2025
C. Hunter Westbrook	(Principal Executive Officer)

/s/ Tony J. VunCannon	Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer	March 13, 2025
Tony J. VunCannon	(Principal Financial and Accounting Officer)

/s/ Richard T. Williams	Chairman of the Board	March 13, 2025
Richard T. Williams

/s/ Jesse J. Cureton, Jr.	Director	March 13, 2025
Jesse J. Cureton, Jr.

/s/ Bonnie V. Hancock	Director	March 13, 2025
Bonnie V. Hancock

/s/ Dwight L. Jacobs	Director	March 13, 2025
Dwight L. Jacobs

/s/ Robert E. James, Jr.	Director	March 13, 2025
Robert E. James, Jr.

/s/ Laura C. Kendall	Director	March 13, 2025
Laura C. Kendall

/s/ Craig C. Koontz	Director	March 13, 2025
Craig C. Koontz

/s/ Rebekah M. Lowe	Director	March 13, 2025
Rebekah M. Lowe

/s/ Narasimhulu Neelagaru	Director	March 13, 2025
Narasimhulu Neelagaru

/s/ John A. Switzer	Director	March 13, 2025
John A. Switzer