Form 10-Q
period 2025-03-31
HomeTrust Bancshares, Inc.
filed 2025-05-08
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 17,548,426 shares of common stock, par value of $0.01 per share, issued and outstanding as of May 5, 2025.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

Glossary of Defined Terms
The following terms may be used throughout this Form 10-Q, including the Notes to Consolidated Financial Statements in Item 1 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q.

Term	Definition
ACL	Allowance for Credit Losses
AFS	Available-For-Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOLI	Bank Owned Life Insurance
CD	Certificate of Deposit
CDA	Collateral Dependent Asset
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
COVID-19	Coronavirus Disease 2019
ECL	Expected Credit Losses
EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB or FHLB of Atlanta	Federal Home Loan Bank of Atlanta
FRB	Federal Reserve Bank of Richmond
GSE	Government-Sponsored Enterprises
HELOC	Home Equity Line of Credit
IRLC	Interest Rate Lock Commitments
MBS	Mortgage-Backed Security
NCCOB	North Carolina Office of the Commissioner of Banks
PCD	Purchased Financial Assets with Credit Deterioration
Quantum	Quantum Capital Corp. and its wholly owned subsidiary, Quantum National Bank
ROA	Return on Assets
ROE	Return on Equity
ROU	Right of Use
RSU	Restricted Stock Unit
SBA	U.S. Small Business Administration
SBIC	Small Business Investment Companies
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TBA	To-be-announced
US GAAP	Generally Accepted Accounting Principles in the United States

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	March 31, 2025	December 31, 2024
Assets
Cash	$14,303	$18,778
Interest-bearing deposits	285,522	260,441
Cash and cash equivalents	299,825	279,219
Certificates of deposit in other banks	25,806	28,538
Debt securities available for sale, at fair value (amortized cost of $151,356 and $154,199 at March 31, 2025 and December 31, 2024, respectively)	150,577	152,011
FHLB and FRB stock	13,602	13,630
SBIC investments	17,746	15,117
Loans held for sale, at fair value	2,175	4,144
Loans held for sale, at the lower of cost or fair value	151,164	202,018
Loans, net of deferred loan fees and costs	3,648,609	3,648,299
Allowance for credit losses – loans	(44,742)	(45,285)
Loans, net	3,603,867	3,603,014
Premises and equipment, at the lower of cost or fair value	8,240	616
Premises and equipment, net	62,347	69,872
Accrued interest receivable	18,269	18,336
Deferred income taxes, net	9,288	10,735
BOLI	91,715	90,868
Goodwill	34,111	34,111
Core deposit intangibles, net	6,080	6,595
Other assets	63,248	66,606
Total assets	$4,558,060	$4,595,430
Liabilities and stockholders' equity
Liabilities
Deposits	$3,736,360	$3,779,203
Junior subordinated debt	10,145	10,120
Borrowings	177,000	188,000
Other liabilities	69,106	66,349
Total liabilities	3,992,611	4,043,672
Commitments and contingencies – See Note 12
Stockholders' equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,552,626 shares issued and outstanding at March 31, 2025; 17,527,709 at December 31, 2024	176	175
Additional paid in capital	176,682	176,693
Retained earnings	393,026	380,541
Unearned ESOP shares	(3,835)	(3,966)
Accumulated other comprehensive loss	(600)	(1,685)
Total stockholders' equity	565,449	551,758
Total liabilities and stockholders' equity	$4,558,060	$4,595,430
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended March 31,
	2025	2024
Interest and dividend income
Loans	$58,613	$59,952
Debt securities available for sale	1,787	1,313
Other investments and interest-bearing deposits	3,235	2,090
Total interest and dividend income	63,635	63,355
Interest expense
Deposits	20,363	20,318
Junior subordinated debt	205	236
Borrowings	160	1,571
Total interest expense	20,728	22,125
Net interest income	42,907	41,230
Provision for credit losses	1,540	1,165
Net interest income after provision for credit losses	41,367	40,065
Noninterest income
Service charges and fees on deposit accounts	2,244	2,149
Loan income and fees	721	678
Gain on sale of loans held for sale	1,908	1,457
BOLI income	842	1,835
Operating lease income	1,379	1,859
Loss on sale of premises and equipment	—	(9)
Other	933	842
Total noninterest income	8,027	8,811
Noninterest expense
Salaries and employee benefits	17,699	16,976
Occupancy expense, net	2,511	2,437
Computer services	2,805	3,088
Operating lease depreciation expense	1,868	1,643
Telephone, postage and supplies	546	585
Marketing and advertising	452	645
Deposit insurance premiums	511	554
Core deposit intangible amortization	515	762
Other	4,054	3,174
Total noninterest expense	30,961	29,864
Income before income taxes	18,433	19,012
Income tax expense	3,894	3,945
Net income	$14,539	$15,067
Per share data
Net income per common share
Basic	$0.84	$0.88
Diluted	$0.84	$0.88
Average shares outstanding
Basic	17,011,359	16,859,738
Diluted	17,113,424	16,872,840
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2025	2024
Net income	$14,539	$15,067
Other comprehensive income (loss)
Unrealized holding gains (losses) on debt securities available for sale
Gains (losses) arising during the period	1,409	(785)
Deferred income tax (expense) benefit	(324)	181
Total other comprehensive income (loss)	1,085	(604)
Comprehensive income	$15,624	$14,463
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended March 31, 2025
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	17,527,709	$175	$176,693	$380,541	$(3,966)	$(1,685)	$551,758
Net income	—	—	—	14,539	—	—	14,539
Cash dividends declared on common stock, $0.12/common share	—	—	—	(2,054)	—	—	(2,054)
Common stock repurchased	(14,800)	—	(503)	—	—	—	(503)
Forfeited restricted stock	(2,533)	—	—	—	—	—	—
Retired stock	(11,335)	—	(427)	—	—	—	(427)
Granted restricted stock	49,285	—	—	—	—	—	—
Exercised stock options	4,300	1	95	—	—	—	96
Share-based compensation expense	—	—	490	—	—	—	490
ESOP compensation expense	—	—	334	—	131	—	465
Other comprehensive income	—	—	—	—	—	1,085	1,085
Balance at March 31, 2025	17,552,626	$176	$176,682	$393,026	$(3,835)	$(600)	$565,449

	(Unaudited)
	Three Months Ended March 31, 2024
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	17,387,069	$174	$172,366	$333,401	$(4,497)	$(1,551)	$499,893
Net income	—	—	—	15,067	—	—	15,067
Cash dividends declared on common stock, $0.11/common share	—	—	—	(1,870)	—	—	(1,870)
Retired stock	(8,762)	—	(233)	—	—	—	(233)
Granted restricted stock	56,480	—	—	—	—	—	—
Exercised stock options	10,000	1	158	—	—	—	159
Share-based compensation expense	—	—	413	—	—	—	413
ESOP compensation expense	—	—	215	—	133	—	348
Other comprehensive loss	—	—	—	—	—	(604)	(604)
Balance at March 31, 2024	17,444,787	$175	$172,919	$346,598	$(4,364)	$(2,155)	$513,173
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$14,539	$15,067
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,540	1,165
Depreciation and amortization of premises and equipment and equipment for operating leases	2,818	2,578
Deferred income tax expense	1,122	755
Net accretion of purchase accounting adjustments on loans	(322)	(715)
Net amortization and accretion	1,330	1,841
SBIC investments income	(1,288)	(254)
Loss on sale of premises and equipment	—	9
Loss on repossessed assets	122	—
Loss on previously leased equipment	835	145
BOLI income	(842)	(1,835)
Gain on sale of loans held for sale	(1,908)	(1,457)
Origination of loans held for sale	(64,529)	(63,087)
Proceeds from sales of loans held for sale	114,846	37,790
New deferred loan origination costs (fees), net	218	(374)
Decrease (increase) in accrued interest receivable and other assets	37	(3,281)
Share-based compensation expense	490	413
ESOP compensation expense	465	348
Increase in other liabilities	2,216	1,858
Net cash provided by (used in) operating activities	71,689	(9,034)
Investing activities
Purchase of debt securities available for sale	(2,955)	(12,034)
Proceeds from maturities, calls and paydowns of debt securities available for sale	6,175	17,666
Purchases of CDs in other banks	(1,244)	(1,988)
Proceeds from maturities of CDs in other banks	3,976	3,085
Net redemptions of FHLB and FRB stock	28	4,702
Net capital contributions in SBIC investments	(1,341)	(525)
Net decrease (increase) in loans	1,522	(5,299)
Purchase of BOLI	(5)	(11)
Proceeds from redemption of BOLI policies	2,174	41,319
Purchase of equipment for operating leases - lessor	(2,087)	(3,401)
Proceeds from sale of premises and equipment and assets held for sale	233	5,204
Purchase of premises and equipment	(1,024)	(571)
Proceeds from sale of repossessed assets	196	—
Net cash provided by investing activities	5,648	48,147

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2025	2024
Financing activities
Net increase (decrease) in deposits	(42,843)	138,434
Net decrease in revolving line of credit	—	(3,250)
Net decrease in short-term borrowings	(11,000)	(139,000)
Common stock repurchased	(503)	—
Cash dividends paid	(2,054)	(1,870)
Retired stock	(427)	(233)
Exercised stock options	96	159
Net cash used in financing activities	(56,731)	(5,760)
Net increase in cash and cash equivalents	20,606	33,353
Cash and cash equivalents at beginning of period	279,219	347,140
Cash and cash equivalents at end of period	$299,825	$380,493

Supplemental disclosures
Cash paid during the period for
Interest	$23,356	$20,221
Income taxes	11	50
Noncash transactions
Unrealized gain (loss) in value of debt securities available for sale, net of income taxes	$1,085	$(604)
Transfers of loans held for sale to loans held for investment	4,158	5,392
Establish receivable for death benefit proceeds from BOLI policies	—	1,734
Transfers of loans held for investment to repossessed assets	273	—
ROU asset and lease liabilities for operating lease accounting	448	24
Transfer of premises and equipment to assets held for sale	7,624	—
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

1.    Summary of Significant Accounting Policies
The consolidated unaudited financial statements presented in this report include the accounts of HomeTrust Bancshares, Inc., a Maryland corporation (“HomeTrust”), and its wholly-owned subsidiary, HomeTrust Bank (the “Bank”). As used throughout this report, the term the “Company” refers to HomeTrust and its consolidated subsidiary, unless the context otherwise requires. HomeTrust is a bank holding company primarily engaged in the business of planning, directing and coordinating the business activities of the Bank. The Bank is a North Carolina state chartered bank and provides a wide range of retail and commercial banking products within its geographic footprint, which includes: North Carolina (the Asheville metropolitan area, the "Piedmont" region, Charlotte and Raleigh/Cary), South Carolina (Greenville and Charleston), East Tennessee (Kingsport/Johnson City, Knoxville and Morristown), Southwest Virginia (the Roanoke Valley) and Georgia (Greater Atlanta). The Company operates under a single set of corporate policies and procedures and its operations are considered to be aggregated in one reportable operating segment for financial reporting purposes.
As a result of its merger with Quantum on February 12, 2023, HomeTrust became the 100% successor owner of the Quantum Capital Statutory Trust II Delaware trust. The sole assets of the trust represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the trust preferred securities.
The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K") filed with the SEC on March 13, 2025. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2025, the period which will be covered on a Report on Form 10-K.
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified the determination of the provision and the ACL on loans as an accounting policy that, due to the judgments, estimates and assumptions inherent in the policy, is critical to an understanding of the Company's financial statements. This policy and the related judgments, estimates and assumptions are described in greater detail in the notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies and Estimates) in the 2024 Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to this critical accounting policy, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company's financial condition and operating results in future periods.
2.    Recent Accounting Pronouncements
Newly Issued but Not Yet Effective Accounting Standards
ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." In December 2023, the FASB issued ASU 2023-09 which requires entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2024. The Company will update its income tax disclosures upon adoption of the ASU.
ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." In November 2024, the FASB issued ASU 2024-03 which requires entities to disclose more detailed information about certain costs and expenses related to purchases of inventory, employee compensation, depreciation and intangible asset amortization among other items. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The adoption of the provisions of ASU 2024-03 is not expected to have an impact on the Company's financial results, but will impact disclosures.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
3.    Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$144,433	$1,446	$(1,658)	$144,221
Municipal bonds	1,923	—	(35)	1,888
Corporate bonds	5,000	—	(532)	4,468
Total	$151,356	$1,446	$(2,225)	$150,577

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$145,748	$887	$(2,488)	$144,147
Municipal bonds	3,451	—	(55)	3,396
Corporate bonds	5,000	—	(532)	4,468
Total	$154,199	$887	$(3,075)	$152,011
Debt securities available for sale by contractual maturity at March 31, 2025 and December 31, 2024 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	March 31, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	1,923	1,888
Due after five years through ten years	5,000	4,468
Due after ten years	—	—
MBS, residential	144,433	144,221
Total	$151,356	$150,577

	December 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$1,522	$1,520
Due after one year through five years	1,929	1,876
Due after five years through ten years	5,000	4,468
Due after ten years	—	—
MBS, residential	145,748	144,147
Total	$154,199	$152,011
The Company had no sales of debt securities available for sale and no gross realized gains or losses were recognized during the three months ended March 31, 2025 or 2024.
Debt securities available for sale with amortized costs totaling $27,531 and $24,718 and market values of $27,262 and $24,358 at March 31, 2025 and December 31, 2024, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The gross unrealized losses and the fair value for debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$14,769	$(142)	$59,701	$(1,516)	$74,470	$(1,658)
Municipal bonds	—	—	1,888	(35)	1,888	(35)
Corporate bonds	—	—	3,718	(532)	3,718	(532)
Total	$14,769	$(142)	$65,307	$(2,083)	$80,076	$(2,225)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$30,995	$(515)	$61,515	$(1,973)	$92,510	$(2,488)
Municipal bonds	—	—	3,396	(55)	3,396	(55)
Corporate bonds	—	—	3,718	(532)	3,718	(532)
Total	$30,995	$(515)	$68,629	$(2,560)	$99,624	$(3,075)
The total number of securities with unrealized losses at March 31, 2025 and December 31, 2024 were 153 and 168, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of March 31, 2025 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Accounting Policies" in our 2024 Form 10-K for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring ECLs on investment securities and does not record an ACL on accrued interest receivable. As of March 31, 2025 and December 31, 2024, the accrued interest receivable for debt securities available for sale was $531 and $606, respectively.
4.    Loans Held For Sale
Loans held for sale, at the lower of cost or fair value, consist of the following as of the dates indicated:

	March 31, 2025	December 31, 2024
One-to-four family	$2,778	$408
SBA	26,940	22,867
HELOCs	121,446	178,743
Total loans held for sale, at the lower of cost or fair value	$151,164	$202,018
The carrying balance of loans held for sale, at fair value, was $2,175 and $4,144 at March 31, 2025 and December 31, 2024, respectively, while the amortized cost of these loans was $2,142 and $4,062, respectively, at the same dates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
5.    Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated(1):

	March 31, 2025	December 31, 2024
Commercial real estate
Construction and land development	$247,539	$274,356
Commercial real estate – owner occupied	570,150	545,490
Commercial real estate – non-owner occupied	867,711	866,094
Multifamily	118,094	120,425
Total commercial real estate	1,803,494	1,806,365
Commercial
Commercial and industrial	349,085	316,159
Equipment finance	380,166	406,400
Municipal leases	163,554	165,984
Total commercial	892,805	888,543
Residential real estate
Construction and land development	56,858	53,683
One-to-four family	631,537	630,391
HELOCs	199,747	195,288
Total residential real estate	888,142	879,362
Consumer	64,168	74,029
Total loans, net of deferred loan fees and costs	3,648,609	3,648,299
Allowance for credit losses - loans	(44,742)	(45,285)
Loans, net	$3,603,867	$3,603,014
(1)    At March 31, 2025 and December 31, 2024 accrued interest receivable of $17,450 and $17,569, respectively, was accounted for separately from the amortized cost basis.
All qualifying one-to-four family loans, HELOCs, multifamily, commercial real estate loans and FHLB of Atlanta stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers, directors and their associates during the ordinary course of business. No balance was outstanding on loans to these related parties as of either March 31, 2025 or December 31, 2024. In relation to these loans, unfunded commitments totaled approximately $3 at both March 31, 2025 and December 31, 2024, respectively.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate and consumer loans by origination year as of March 31, 2025. Also included in the table detailing loan balances are gross charge-offs for the three months ended March 31, 2025.

	Term Loans By Origination Fiscal Year
March 31, 2025	2025	2024	2023-S(1)	2023	2022	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$20,637	$121,951	$37,272	$28,395	$22,032	$13,684	$3,568	$247,539
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$20,637	$121,951	$37,272	$28,395	$22,032	$13,684	$3,568	$247,539

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate – owner occupied
Risk rating
Pass	$16,028	$55,368	$37,766	$67,159	$109,482	$262,196	$4,962	$552,961
Special mention	—	—	—	169	376	3,718	—	4,263
Substandard	—	—	271	580	4,981	6,713	—	12,545
Doubtful	—	—	—	—	371	10	—	381
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – owner occupied	$16,028	$55,368	$38,037	$67,908	$115,210	$272,637	$4,962	$570,150

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate – non-owner occupied
Risk rating
Pass	$9,594	$71,198	$13,097	$105,764	$149,899	$479,501	$9,762	$838,815
Special mention	—	—	—	—	—	25,074	—	25,074
Substandard	—	—	—	2,591	—	1,231	—	3,822
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – non-owner occupied	$9,594	$71,198	$13,097	$108,355	$149,899	$505,806	$9,762	$867,711

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Risk rating
Pass	$102	$15,118	$5,497	$6,524	$17,387	$73,115	$44	$117,787
Special mention	—	—	—	—	—	86	—	86
Substandard	—	—	—	—	—	221	—	221
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$102	$15,118	$5,497	$6,524	$17,387	$73,422	$44	$118,094

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate
Risk rating
Pass	$46,361	$263,635	$93,632	$207,842	$298,800	$828,496	$18,336	$1,757,102
Special mention	—	—	—	169	376	28,878	—	29,423
Substandard	—	—	271	3,171	4,981	8,165	—	16,588
Doubtful	—	—	—	—	371	10	—	381
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$46,361	$263,635	$93,903	$211,182	$304,528	$865,549	$18,336	$1,803,494

Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)As previously announced, on July 24, 2023, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31. "2023-S" represents the six-month transition period ended December 31, 2023. All subsequent periods are based on a calendar year end.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
March 31, 2025	2025	2024	2023-S(1)	2023	2022	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$19,662	$66,167	$37,511	$34,947	$32,224	$29,252	$120,728	$340,491
Special mention	—	—	—	408	385	3,429	134	4,356
Substandard	—	—	279	174	1,477	1,674	124	3,728
Doubtful	—	—	—	117	—	370	23	510
Loss	—	—	—	—	—	—	—	—
Total commercial and industrial	$19,662	$66,167	$37,790	$35,646	$34,086	$34,725	$121,009	$349,085

Current period gross charge-offs	$—	$—	$—	$17	$319	$—	$—	$336

Equipment finance
Risk rating
Pass	$14,655	$101,293	$58,117	$109,094	$57,640	$30,749	$—	$371,548
Special mention	—	149	91	1,272	1,247	498	—	3,257
Substandard	—	—	—	100	332	336	—	768
Doubtful	—	—	339	2,227	1,469	558	—	4,593
Loss	—	—	—	—	—	—	—	—
Total equipment finance	$14,655	$101,442	$58,547	$112,693	$60,688	$32,141	$—	$380,166

Current period gross charge-offs	$—	$—	$139	$387	$532	$216	$—	$1,274

Municipal leases
Risk rating
Pass	$2,113	$31,357	$17,360	$22,969	$20,928	$68,827	$—	$163,554
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$2,113	$31,357	$17,360	$22,969	$20,928	$68,827	$—	$163,554

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial
Risk rating
Pass	$36,430	$198,817	$112,988	$167,010	$110,792	$128,828	$120,728	$875,593
Special mention	—	149	91	1,680	1,632	3,927	134	7,613
Substandard	—	—	279	274	1,809	2,010	124	4,496
Doubtful	—	—	339	2,344	1,469	928	23	5,103
Loss	—	—	—	—	—	—	—	—
Total commercial	$36,430	$198,966	$113,697	$171,308	$115,702	$135,693	$121,009	$892,805

Total current period gross charge-offs	$—	$—	$139	$404	$851	$216	$—	$1,610

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
March 31, 2025	2025	2024	2023-S(1)	2023	2022	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$2,361	$19,584	$6,613	$18,650	$6,288	$3,230	$—	$56,726
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	132	—	132
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$2,361	$19,584	$6,613	$18,650	$6,288	$3,362	$—	$56,858

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

One-to-four family
Risk rating
Pass	$13,940	$39,025	$24,159	$152,252	$148,326	$241,130	$5,762	$624,594
Special mention	—	—	—	—	—	322	—	322
Substandard	—	669	850	587	662	3,839	—	6,607
Doubtful	—	—	—	—	—	14	—	14
Loss	—	—	—	—	—	—	—	—
Total one-to-four family	$13,940	$39,694	$25,009	$152,839	$148,988	$245,305	$5,762	$631,537

Current period gross charge-offs	$—	$—	$—	$—	$—	$10	$—	$10

HELOCs
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$194,677	$194,677
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	5,070	5,070
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOCs	$—	$—	$—	$—	$—	$—	$199,747	$199,747

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total residential real estate
Risk rating
Pass	$16,301	$58,609	$30,772	$170,902	$154,614	$244,360	$200,439	$875,997
Special mention	—	—	—	—	—	322	—	322
Substandard	—	669	850	587	662	3,971	5,070	11,809
Doubtful	—	—	—	—	—	14	—	14
Loss	—	—	—	—	—	—	—	—
Total residential real estate	$16,301	$59,278	$31,622	$171,489	$155,276	$248,667	$205,509	$888,142

Total current period gross charge-offs	$—	$—	$—	$—	$—	$10	$—	$10

	Term Loans By Origination Fiscal Year
March 31, 2025	2025	2024	2023-S(1)	2023	2022	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$524	$3,816	$15,989	$28,796	$7,327	$6,256	$233	$62,941
Special mention	—	—	—	—	—	—	—	—
Substandard	—	59	132	626	145	242	19	1,223
Doubtful	—	—	—	3	—	1	—	4
Loss	—	—	—	—	—	—	—	—
Total consumer	$524	$3,875	$16,121	$29,425	$7,472	$6,499	$252	$64,168

Total current period gross charge-offs	$—	$2	$45	$62	$37	$30	$—	$176

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate and consumer loans by origination year as of December 31, 2024. Also included in the table detailing loan balances are gross charge-offs for the year ended December 31, 2024.

	Term Loans By Origination Fiscal Year
December 31, 2024	2024	2023-S(1)	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$121,992	$42,548	$47,045	$43,534	$9,705	$6,501	$3,031	$274,356
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$121,992	$42,548	$47,045	$43,534	$9,705	$6,501	$3,031	$274,356

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate – owner occupied
Risk rating
Pass	$54,032	$35,808	$64,558	$100,827	$78,902	$193,446	$5,131	$532,704
Special mention	—	—	168	136	439	2,203	—	2,946
Substandard	—	273	683	1,337	465	6,531	—	9,289
Doubtful	—	—	—	526	—	25	—	551
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – owner occupied	$54,032	$36,081	$65,409	$102,826	$79,806	$202,205	$5,131	$545,490

Current period gross charge-offs	$—	$—	$77	$72	$—	$208	$—	$357

Commercial real estate – non-owner occupied
Risk rating
Pass	$71,321	$13,255	$97,479	$142,325	$173,674	$323,707	$9,482	$831,243
Special mention	—	—	3,665	3,813	—	14,897	—	22,375
Substandard	—	—	2,591	—	—	9,885	—	12,476
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – non-owner occupied	$71,321	$13,255	$103,735	$146,138	$173,674	$348,489	$9,482	$866,094

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Risk rating
Pass	$15,098	$5,501	$6,560	$19,010	$48,866	$25,071	$—	$120,106
Special mention	—	—	—	—	—	87	—	87
Substandard	—	—	—	—	—	232	—	232
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$15,098	$5,501	$6,560	$19,010	$48,866	$25,390	$—	$120,425

Current period gross charge-offs	$—	$—	$—	$—	$—	$10	$—	$10

Total commercial real estate
Risk rating
Pass	$262,443	$97,112	$215,642	$305,696	$311,147	$548,725	$17,644	$1,758,409
Special mention	—	—	3,833	3,949	439	17,187	—	25,408
Substandard	—	273	3,274	1,337	465	16,648	—	21,997
Doubtful	—	—	—	526	—	25	—	551
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$262,443	$97,385	$222,749	$311,508	$312,051	$582,585	$17,644	$1,806,365

Total current period gross charge-offs	$—	$—	$77	$72	$—	$218	$—	$367
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present aging analyses of past due loans (including nonaccrual loans) by segment and class as of the dates indicated:

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
March 31, 2025
Commercial real estate
Construction and land development	$—	$—	$—	$247,539	$247,539
Commercial real estate – owner occupied	7,659	2,219	9,878	560,272	570,150
Commercial real estate – non-owner occupied	3,822	—	3,822	863,889	867,711
Multifamily	—	—	—	118,094	118,094
Total commercial real estate	11,481	2,219	13,700	1,789,794	1,803,494
Commercial
Commercial and industrial	1,533	2,220	3,753	345,332	349,085
Equipment finance	7,692	1,376	9,068	371,098	380,166
Municipal leases	—	—	—	163,554	163,554
Total commercial	9,225	3,596	12,821	879,984	892,805
Residential real estate
Construction and land development	—	132	132	56,726	56,858
One-to-four family	1,015	1,026	2,041	629,496	631,537
HELOCs	613	3,424	4,037	195,710	199,747
Total residential real estate	1,628	4,582	6,210	881,932	888,142
Consumer	418	259	677	63,491	64,168
Total loans	$22,752	$10,656	$33,408	$3,615,201	$3,648,609

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
December 31, 2024
Commercial real estate
Construction and land development	$—	$—	$—	$274,356	$274,356
Commercial real estate – owner occupied	654	1,432	2,086	543,404	545,490
Commercial real estate – non-owner occupied	—	959	959	865,135	866,094
Multifamily	—	—	—	120,425	120,425
Total commercial real estate	654	2,391	3,045	1,803,320	1,806,365
Commercial
Commercial and industrial	1,160	3,056	4,216	311,943	316,159
Equipment finance	4,714	4,140	8,854	397,546	406,400
Municipal leases	—	—	—	165,984	165,984
Total commercial	5,874	7,196	13,070	875,473	888,543
Residential real estate
Construction and land development	419	132	551	53,132	53,683
One-to-four family	3,429	1,633	5,062	625,329	630,391
HELOCs	1,935	2,754	4,689	190,599	195,288
Total residential real estate	5,783	4,519	10,302	869,060	879,362
Consumer	391	260	651	73,378	74,029
Total loans	$12,702	$14,366	$27,068	$3,621,231	$3,648,299
On September 26, 2024, Hurricane Helene made landfall causing significant property damage across certain parts of the Company's market areas, particularly in Western North Carolina. In an effort to assist customers in their post-Hurricane Helene recovery and clean-up efforts, in the fourth quarter of the year ended December 31, 2024 we granted payment deferrals of up to six months to provide short-term relief to impacted customers. The outstanding balance of these deferrals was $109.9 million and $136.0 million at March 31, 2025 and December 31, 2024, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

The following table presents the recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the three months ended March 31, 2025.

	March 31, 2025	December 31, 2024	90 Days+ & Still Accruing as of March 31, 2025	Nonaccrual with No ACL as of March 31, 2025	Interest Income Recognized
Commercial real estate
Commercial real estate – owner occupied	$8,583	$8,471	$—	$7,429	$88
Commercial real estate – non-owner occupied	3,552	3,551	—	2,591	65
Multifamily	38	47	—	—	1
Total commercial real estate	12,173	12,069	—	10,020	154
Commercial
Commercial and industrial	2,965	3,487	—	981	9
Equipment finance	5,065	4,666	—	113	46
Total commercial	8,030	8,153	—	1,094	55
Residential real estate
Construction and land development	132	132	—	—	—
One-to-four family	2,203	2,916	—	—	30
HELOCs	4,033	3,990	—	—	9
Total residential real estate	6,368	7,038	—	—	39
Consumer	388	407	—	—	7
Total loans	$26,959	$27,667	$—	$11,114	$255
The following tables present analyses of the ACL on loans by segment for the periods indicated below. In addition to the provision for credit losses on loans presented below, provisions of $740 and $20 for off-balance sheet credit exposures were recorded during the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31, 2025
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$19,284	$15,267	$9,664	$1,070	$45,285
Provision (benefit) for credit losses	243	890	(338)	5	800
Charge-offs	—	(1,610)	(10)	(176)	(1,796)
Recoveries	38	316	14	85	453
Net (charge-offs) recoveries	38	(1,294)	4	(91)	(1,343)
Balance at end of period	$19,565	$14,863	$9,330	$984	$44,742

	Three Months Ended March 31, 2024
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$20,323	$17,025	$9,285	$2,008	$48,641
Provision (benefit) for credit losses	(162)	1,435	(149)	21	1,145
Charge-offs	(208)	(2,385)	(20)	(331)	(2,944)
Recoveries	—	545	41	74	660
Net (charge-offs) recoveries	(208)	(1,840)	21	(257)	(2,284)
Balance at end of period	$19,953	$16,620	$9,157	$1,772	$47,502

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following tables provide a breakdown between loans identified as CDAs and non-CDAs, by segment and class, as well as collateral coverage for those loans as of the dates indicated below:

	Type and Extent of Collateral Securing CDAs				Non-CDAs
March 31, 2025	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$247,539	$247,539
Commercial real estate – owner occupied	—	—	6,904	—	563,246	570,150
Commercial real estate – non-owner occupied	—	—	3,822	—	863,889	867,711
Multifamily	—	—	—	—	118,094	118,094
Total commercial real estate	—	—	10,726	—	1,792,768	1,803,494
Commercial
Commercial and industrial	—	—	—	1,152	347,933	349,085
Equipment finance	—	—	—	1,194	378,972	380,166
Municipal leases	—	—	—	—	163,554	163,554
Total commercial	—	—	—	2,346	890,459	892,805
Residential real estate
Construction and land development	—	—	—	—	56,858	56,858
One-to-four family	712	—	—	—	630,825	631,537
HELOCs	1,013	—	—	—	198,734	199,747
Total residential real estate	1,725	—	—	—	886,417	888,142
Consumer	—	—	—	—	64,168	64,168
Total	$1,725	$—	$10,726	$2,346	$3,633,812	$3,648,609
Total collateral value	$1,481	$—	$14,682	$992

	Type and Extent of Collateral Securing CDAs				Non-CDAs
December 31, 2024	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$274,356	$274,356
Commercial real estate – owner occupied	—	—	6,376	—	539,114	545,490
Commercial real estate – non-owner occupied	—	—	3,820	—	862,274	866,094
Multifamily	—	—	—	—	120,425	120,425
Total commercial real estate	—	—	10,196	—	1,796,169	1,806,365
Commercial
Commercial and industrial	—	—	—	585	315,574	316,159
Equipment finance	—	—	—	717	405,683	406,400
Municipal leases	—	—	—	—	165,984	165,984
Total commercial	—	—	—	1,302	887,241	888,543
Residential real estate
Construction and land development	—	—	—	—	53,683	53,683
One-to-four family	—	—	—	—	630,391	630,391
HELOCs	—	—	—	—	195,288	195,288
Total residential real estate	—	—	—	—	879,362	879,362
Consumer	—	—	—	—	74,029	74,029
Total	$—	$—	$10,196	$1,302	$3,636,801	$3,648,299
Total collateral value	$—	$—	$13,938	$748
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present the amortized cost basis of loans that were both experiencing financial difficulty and modified during the periods indicated, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented. The Hurricane Helene-related deferrals previously referenced did not meet this definition and, therefore, were not included.

	Three Months Ended March 31, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – owner-occupied	$—	$774	$—	$—	$—	$—	0.14%
Commercial loans
Commercial and industrial	—	908	374	115	—	—	0.40%
Total	$—	$1,682	$374	$115	$—	$—	0.06%

	Three Months Ended March 31, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – non-owner-occupied	$—	$956	$—	$—	$—	$—	0.18%
Commercial loans
Commercial and industrial	—	1,378	—	—	—	—	0.57%
Total	$—	$2,334	$—	$—	$—	$—	0.06%
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the period indicated below:

	Three Months Ended March 31, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial loans
Commercial and industrial	$—	7.0%	10
The following table presents loans that had a payment default during the period indicated that had previously been modified within the prior twelve months. For purposes of this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms.

	Three Months Ended March 31, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial real estate
Commercial real estate – owner-occupied	$—	$675	$—	$161
Commercial loans
Commercial and industrial	—	—	132	—
Total	$—	$675	$132	$161
There were no loans that had a payment default during the three months ended March 31, 2024 that had previously been modified within the prior twelve months.
Off-Balance Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At March 31, 2025 and December 31, 2024, the ACL on off-balance sheet credit exposures included in other liabilities was $3,412 and $2,672, respectively.
6. Premises and Equipment
Premises and equipment as of the dates indicated consist of the following:

	March 31, 2025	December 31, 2024
Land	$23,378	$25,818
Office buildings	68,090	75,450
Furniture, fixtures and equipment	19,432	19,880
Total	110,900	121,148
Less: accumulated depreciation	(48,553)	(51,276)
Premises and equipment, net	$62,347	$69,872
The carrying balance of premises and equipment held for sale, at the lower of cost or fair value, was $8,240 and $616 at March 31, 2025 and December 31, 2024, respectively. The majority of the change can be traced to the reclassification of the $6,310 of premises and equipment associated with our two Knoxville, Tennessee branches, consistent with the announced sale of those locations expected to close in the second quarter of 2025.
Depreciation expense associated with premises and equipment was $925 and $911 for the three months ended March 31, 2025 and 2024, respectively.
7. Deposit Accounts
Deposit accounts at the dates indicated consist of the following:

	March 31, 2025	December 31, 2024
Noninterest-bearing accounts	$721,814	$680,926
NOW accounts	573,745	575,238
Money market accounts	1,357,961	1,341,995
Savings accounts	184,396	181,317
Certificates of deposit	898,444	999,727
Total	$3,736,360	$3,779,203
As of March 31, 2025, an estimated $42,408 in customer deposit accounts are expected to be assumed by the purchaser of our two Knoxville, Tennessee branches. As noted above, the sale of those locations is expected to close in the second quarter of 2025.
Deposits received from executive officers, directors and their associates totaled approximately $1,404 and $1,223 at March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, scheduled maturities of certificates of deposit were as follows:

Remainder of 2025	$860,654
2026	29,307
2027	5,904
2028	1,567
2029	690
Thereafter	322
Total	$898,444
Certificates of deposit with balances of $250 or greater totaled $165,372 and $168,089 at March 31, 2025 and December 31, 2024, respectively. Generally, deposit amounts in excess of $250 are not federally insured.
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
The trust preferred securities accrue and pay quarterly distributions at a floating rate of 3-month Term SOFR plus 2.20%, which was 6.49% at March 31, 2025. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent the Trust has insufficient funds with which to make the distributions and other payments. The net combined effect of all documents entered into in

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.
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
Other Borrowings
Borrowings, outside of junior subordinated debt, consist of the following at the dates indicated:

	March 31, 2025		December 31, 2024
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FRB advances (short-term)	$177,000	4.50%	$188,000	4.50%
All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction loans, indirect auto loans, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At March 31, 2025 and December 31, 2024, the Company had the ability to borrow $295,344 and $315,468, respectively, through additional FHLB advances and $97,955 and $106,592, respectively, through the unused portion of a line of credit with the FRB.
At both March 31, 2025 and December 31, 2024, the Company maintained revolving lines of credit with three unaffiliated banks, the unused portions of which totaled $165,000.
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

	March 31, 2025	December 31, 2024
Supplemental balance sheet information
ROU assets	$8,106	$8,072
Lease liabilities	$9,649	$9,557
Weighted-average remaining lease terms (years)	7.9	8.2
Weighted-average discount rate	3.58%	3.48%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at March 31, 2025:

Remainder of 2025	$1,355
2026	1,814
2027	1,839
2028	1,652
2029	892
Thereafter	3,625
Total undiscounted minimum lease payments	11,177
Less: amount representing interest	(1,528)
Total lease liability	$9,649
The following table presents components of operating lease expense for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Operating lease cost (included in occupancy expense, net)	$391	$406
Variable lease cost (included in occupancy expense, net)	—	1
Sublease income (included in other noninterest income)	(43)	(42)
Total operating lease expense, net	$348	$365

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents supplemental operating lease cash flow information for the periods indicated:

	Three Months Ended March 31,
	2025	2024
ROU assets - noncash additions	$448	$24
Cash paid for amounts included in the measurement of lease liabilities	378	378
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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to seven years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $31,020 and $31,572 with a residual value of $13,959 and $13,662 as of March 31, 2025 and December 31, 2024, respectively.
The following schedule summarizes aggregate future minimum lease payments to be received at March 31, 2025:

Remainder of 2025	$6,413
2026	6,377
2027	3,475
2028	3,199
2029	2,698
Thereafter	1,363
Total of future minimum payments	$23,525
As Lessor - Financing Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment of the loan portfolio. For the three months ended March 31, 2025 and 2024, interest income on equipment finance leases totaled $1,218 and $1,055, respectively.
The lease receivable component of finance lease net investment included within the equipment finance class of financing receivables was $71,922 and $70,420 at March 31, 2025 and December 31, 2024, respectively.
The following schedule summarizes, as of March 31, 2025, aggregate future minimum finance lease payments to be received:

Remainder of 2025	$19,213
2026	22,712
2027	18,281
2028	11,651
2029	6,038
Thereafter	4,338
Total undiscounted minimum lease payments	82,233
Less: amount representing interest	(10,311)
Total lease receivable	$71,922
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the periods indicated below:

	Three Months Ended March 31,
	2025	2024
Share-based compensation expense	$490	$413
Tax benefit	116	97
The table below presents stock option activity and related information for the three months ended March 31, 2025 and 2024:

	Options	Weighted-Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	534,350	$25.85	4.6	$776
Exercised	(10,000)	15.80
Options outstanding at March 31, 2024	524,350	$26.04	4.5	$848
Exercisable at March 31, 2024	475,380	$25.86	4.2	$774
Non-vested at March 31, 2024	48,970	$27.77	7.4	$74

Options outstanding at December 31, 2024	413,637	$26.02	3.8	$3,169
Exercised	(4,300)	22.06
Forfeited	(600)	28.54
Options outstanding at March 31, 2025	408,737	$26.06	3.5	$3,361
Exercisable at March 31, 2025	382,557	$25.90	3.3	$3,204
Non-vested at March 31, 2025	26,180	$28.28	6.7	$157
There were no options granted during the three months ended March 31, 2025 or 2024.
At March 31, 2025, the Company had $187 of unrecognized compensation expense related to 26,180 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.2 years at March 31, 2025. At March 31, 2024, the Company had $340 of unrecognized compensation expense related to 48,970 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.5 years at March 31, 2024.
The table below presents restricted stock award activity and related information:

	Restricted Stock Awards(1)	Performance-Based Restricted Stock Units(2)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2023	106,143	25,001	$27.70	$3,530
Granted	56,480	15,899	26.58
Vested	(36,637)	—	27.26
Non-vested at March 31, 2024	125,986	40,900	$27.31	$4,563

Non-vested at December 31, 2024	138,582	30,001	$27.15	$5,678
Granted	49,285	15,444	37.62
Vested	(35,304)	—	27.03
Forfeited	(2,533)	—	27.33
Non-vested at March 31, 2025	150,030	45,445	$30.64	$6,701
(1)Restricted stock awards are scheduled to vest over 1.0 year for director awards and 5.0 years for employee awards.
(2)Performance-based restricted stock units are scheduled to vest over 3.0 years assuming the applicable financial goals are met.
At March 31, 2025, unrecognized compensation expense was $4,952 related to 195,475 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.0 years at March 31, 2025. At March 31, 2024, unrecognized compensation expense was $3,966 related to 166,886 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 2.2 years at March 31, 2024.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
11. Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per common share for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Numerator
Net income	$14,539	$15,067
Allocation of earnings to participating securities	(165)	(148)
Numerator for basic and diluted EPS - net income available to common stockholders	$14,374	$14,919
Denominator
Weighted-average common shares outstanding - basic	17,011,359	16,859,738
Dilutive effect of assumed exercise of stock options	102,065	13,102
Weighted-average common shares outstanding - diluted	17,113,424	16,872,840
Net income per share - basic	$0.84	$0.88
Net income per share - diluted	$0.84	$0.88
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 111,350 stock options that were anti-dilutive as of March 31, 2024. No options were anti-dilutive as of March 31, 2025.
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
The table below presents details of loan commitments outstanding as of the dates indicated:

	March 31, 2025	December 31, 2024
Variable rate commitments	$52,301	$56,922
Fixed rate commitments(1)	21,172	28,096
Total loan commitments	$73,473	$85,018
Range of fixed interest rates	4.39% - 10.37%	4.14% - 10.25%

Undisbursed portions of construction loans	$193,051	$145,523
Pre-approved but unused lines of credit(2)	$855,579	$712,274
(1)Fixed rate commitments had terms ranging from three to 30 years as of each date presented.
(2)Principally second mortgage home equity loans and overdraft protection loans.
The commitments presented in the above table represent the Company’s exposure to credit risk and, in the opinion of management, have no more than the normal lending risk that the Company commits to its borrowers.
The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments such as TBAs, mandatory delivery commitments with investors, or best efforts forward sale commitments with investors. The fair value of these interest rate lock commitments was not material at March 31, 2025 or December 31, 2024.
Equity Investment Commitments – As of March 31, 2025, the Company had committed $32,000 across ten SBIC investments with $10,973 remaining to be drawn, while as of December 31, 2024, the Company had committed $28,000 across nine SBIC investments with $8,598 remaining to be drawn. Similarly, as of March 31, 2025, the Company had committed $10,000 towards a solar tax equity investment with $10,000 remaining to be drawn. No such commitment existed as of December 31, 2024. Although the remaining capital commitments may or may not be called in the future, under the terms of the associated agreements, the Company's exposure will not extend beyond the amount of the original commitments.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of March 31, 2025 and December 31, 2024 were $55,259 and $53,226, respectively. There was no liability recorded for these letters of credit at March 31, 2025 or December 31, 2024.
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description of valuation methodologies used for assets recorded at fair value. As of both March 31, 2025 and December 31, 2024, the Company did not have any liabilities recorded at fair value.
The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 20 of the 2024 Form 10-K.
Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$144,221	$—	$144,221	$—
Municipal bonds	1,888	—	1,888	—
Corporate bonds	4,468	—	4,468	—
Total debt securities available for sale	$150,577	$—	$150,577	$—

Loans held for sale	$2,175	$—	$2,175	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$144,147	$—	$144,147	$—
Municipal bonds	3,396	—	3,396	—
Corporate bonds	4,468	—	4,468	—
Total debt securities available for sale	$152,011	$—	$152,011	$—

Loans held for sale	$4,144	$—	$4,144	$—
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
There were no transfers between levels during the three months ended March 31, 2025 or 2024.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents financial assets measured at fair value on a non-recurring basis at the dates indicated:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate – owner occupied	$365	$—	$—	$365
Commercial real estate – non-owner occupied	546	—	—	546
Commercial loans
Commercial and industrial	204	—	—	204
Equipment finance	346	—	—	346
Total	$1,461	$—	$—	$1,461

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate – owner occupied	$505	$—	$—	$505
Commercial real estate – non-owner occupied	546	—	—	546
Commercial loans
Commercial and industrial	296	—	—	296
Equipment finance	346	—	—	346
Total	$1,693	$—	$—	$1,693
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
The stated carrying value and estimated fair value amounts of financial instruments as of March 31, 2025 and December 31, 2024 are summarized below:

	March 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$299,825	$299,825	$299,825	$—	$—
Certificates of deposit in other banks	25,806	25,806	—	25,806	—
Debt securities available for sale, at fair value	150,577	150,577	—	150,577	—
Loans held for sale, at fair value	2,175	2,175	2,175	—	—
Loans held for sale, at the lower of cost or fair value	151,164	153,255	—	—	153,255
Loans, net	3,603,867	3,510,464	—	—	3,510,464
Accrued interest receivable	18,269	18,269	216	604	17,449
Liabilities
Noninterest-bearing and NOW deposits	1,295,559	1,295,559	—	1,295,559	—
Money market accounts	1,357,961	1,357,961	—	1,357,961	—
Savings accounts	184,396	184,396	—	184,396	—
Certificates of deposit	898,444	897,056	—	897,056	—
Junior subordinated debt	10,145	9,908	—	9,908	—
Borrowings	177,000	177,000	—	177,000	—
Accrued interest payable	6,950	6,950	—	6,950	—

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
The Company had off-balance sheet financial commitments, which included approximately $1,177,362 and $996,042 of commitments to originate loans, undisbursed portions of construction loans, unused lines of credit and standby letters of credit at March 31, 2025 and December 31, 2024, respectively (see "Note 12 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.

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
•the potential imposition of new or increased tariffs or changes to existing trade policies that could affect economic activity or specific industry sectors;
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

Overview
HomeTrust Bancshares, Inc., a Maryland corporation, was formed for the purpose of becoming the holding company for HomeTrust Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on July 10, 2012. As a bank holding company and financial holding company, we are regulated by the Federal Reserve. At March 31, 2025, the Company had consolidated total assets of $4.6 billion, total deposits of $3.7 billion and stockholders' equity of $565.4 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Form 10-Q, including the unaudited consolidated financial statements and related data, relates primarily to the Bank and its subsidiary. As a North Carolina state-chartered bank, and member of the FRB, the Bank's primary regulators are the NCCOB and the Federal Reserve. The Bank's deposits are federally insured up to applicable limits by the FDIC. The Bank is a member of the FHLB of Atlanta, which is one of the 11 regional banks in the FHLB System. Our headquarters is located in Asheville, North Carolina.
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
An offset to net interest income is the provision for credit losses to establish the ACL at a level that provides for ECLs inherent in our loan portfolio, off balance sheet commitments and available for sale debt securities. See "Note 1 – Summary of Significant Accounting Policies" in Item 1 of our 2024 Form 10-K for further discussion.
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
Financial Highlights
For the quarter ended March 31, 2025 compared to the quarter ended December 31, 2024:
•net income was $14.5 million compared to $14.2 million;
•diluted EPS was $0.84 compared to $0.83;
•annualized ROA was 1.33% compared to 1.27%;
•annualized ROE was 10.52% compared to 10.32%;
•net interest margin was 4.18% compared to 4.09%;
•provision for credit losses was $1.5 million compared to a benefit of $855,000;
•quarterly cash dividends continued at $0.12 per share totaling $2.1 million for both periods; and
•14,800 shares of Company common stock were repurchased during the quarter at an average price of $33.64 compared to none in the prior quarter.

	Three Months Ended
(Dollars in thousands)	March 31, 2025	December 31, 2024
Interest and dividend income	$63,635	$66,198
Interest expense	20,728	22,993
Net interest income	42,907	43,205
Provision for credit losses	1,540	(855)
Net interest income after provision for credit losses	41,367	44,060
Noninterest income	8,027	8,243
Noninterest expense	30,961	34,009
Income before income taxes	18,433	18,294
Income tax expense	3,894	4,086
Net income	$14,539	$14,208

Net income per common share(1)
Basic	$0.84	$0.83
Diluted	0.84	0.83
Cash dividends declared per common share	0.12	0.12
Book value per share at end of period	32.21	31.48
Tangible book value per share at end of period(2)	30.00	29.24
Market price per share at end of period	34.28	33.68
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
Set forth below is a reconciliation to US GAAP of tangible book value and tangible book value per share:

(Dollars in thousands, except per share data)	March 31, 2025	December 31, 2024	March 31, 2024
Total stockholders' equity	$565,449	$551,758	$513,173
Less: goodwill, core deposit intangibles, net of taxes	38,793	39,189	40,500
Tangible book value	$526,656	$512,569	$472,673
Common shares outstanding	17,552,626	17,527,709	17,444,787
Book value per share	$32.21	$31.48	$29.42
Tangible book value per share	$30.00	$29.24	$27.10
Set forth below is a reconciliation to US GAAP of tangible equity to tangible assets:

(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Tangible equity(1)	$526,656	$512,569	$472,673
Total assets	4,558,060	4,595,430	4,684,011
Less: goodwill, core deposit intangibles, net of taxes	38,793	39,189	40,500
Total tangible assets	$4,519,267	$4,556,241	$4,643,511

Tangible equity to tangible assets	11.65%	11.25%	10.18%
(1)Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and December 31, 2024
Net Income.  Net income totaled $14.5 million, or $0.84 per diluted share, for the three months ended March 31, 2025 compared to $14.2 million, or $0.83 per diluted share, for the three months ended December 31, 2024, an increase of $331,000, or 2.3%. Results for the three months ended March 31, 2025 benefited from a $3.0 million decrease in noninterest expense, partially offset by a $2.4 million increase in the provision for credit losses. Details of the changes in the various components of net income are further discussed below.
Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	March 31, 2025			December 31, 2024
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,802,003	$58,613	6.25%	$3,890,775	$62,224	6.36%
Debt securities available for sale	152,659	1,787	4.75	147,023	1,621	4.39
Other interest-earning assets(2)	206,242	3,235	6.36	160,064	2,353	5.85
Total interest-earning assets	4,160,904	63,635	6.20	4,197,862	66,198	6.27
Other assets	266,141			263,750
Total assets	$4,427,045			$4,461,612
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$573,316	$1,324	0.94%	$559,033	$1,271	0.90%
Money market accounts	1,345,575	9,177	2.77	1,343,609	10,038	2.97
Savings accounts	183,354	38	0.08	180,546	40	0.09
Certificate accounts	951,715	9,824	4.19	1,005,914	11,225	4.44
Total interest-bearing deposits	3,053,960	20,363	2.70	3,089,102	22,574	2.91
Junior subordinated debt	10,129	205	8.21	10,104	223	8.87
Borrowings	12,301	160	5.28	14,689	196	5.31
Total interest-bearing liabilities	3,076,390	20,728	2.73	3,113,895	22,993	2.94
Noninterest-bearing deposits	719,522			731,745
Other liabilities	70,821			68,261
Total liabilities	3,866,733			3,913,901
Stockholders' equity	560,312			547,711
Total liabilities and stockholders' equity	$4,427,045			$4,461,612
Net earning assets	$1,084,514			$1,083,967
Average interest-earning assets to average interest-bearing liabilities	135.25%			134.81%
Non-tax-equivalent
Net interest income		$42,907			$43,205
Interest rate spread			3.47%			3.33%
Net interest margin(3)			4.18%			4.09%
Tax-equivalent(4)
Net interest income		$43,325			$43,594
Interest rate spread			3.51%			3.37%
Net interest margin(3)			4.22%			4.13%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Tax-equivalent results include adjustments to interest income of $418 and $389 for the three months ended March 31, 2025 and December 31, 2024, respectively, calculated based on a combined federal and state tax rate of 24%.
Total interest and dividend income for the three months ended March 31, 2025 decreased $2.6 million, or 3.9%, compared to the three months ended December 31, 2024, which was driven by a $3.6 million, or 5.8%, decrease in loan interest income primarily due to a decline in the average balance, a decrease in accretion income on acquired loans of $881,000, or 73.3%, and fewer days in the current quarter. In addition, income on SBIC investments increased $452,000, or 54.0%, due to investment appreciation.

Total interest expense for the three months ended March 31, 2025 decreased $2.3 million, or 9.9%, compared to the three months ended December 31, 2024. The decrease was the result of a decline in the average balance of certificate accounts, specifically brokered deposits, a decline in the average cost of funds across funding categories, and fewer days in the current quarter.
The following table shows the effects that changes in average balances (volume), including the difference in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase / (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$(2,559)	$(1,052)	$(3,611)
Debt securities available for sale	27	139	166
Other interest-earning assets	616	266	882
Total interest-earning assets	(1,916)	(647)	(2,563)
Interest-bearing liabilities
Interest-bearing checking accounts	7	46	53
Money market accounts	(164)	(697)	(861)
Savings accounts	—	(2)	(2)
Certificate accounts	(796)	(605)	(1,401)
Junior subordinated debt	(3)	(15)	(18)
Borrowings	(35)	(1)	(36)
Total interest-bearing liabilities	(991)	(1,274)	(2,265)
Decrease in net interest income			$(298)
Provision for Credit Losses.  The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the current expected credit losses model.
The following table presents a breakdown of the components of the provision for credit losses:

	Three Months Ended
(Dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Provision for credit losses
Loans	$800	$(975)	$1,775	182%
Off-balance-sheet credit exposure	740	120	620	517
Total provision (benefit) for credit losses	$1,540	$(855)	$2,395	280%
For the quarter ended March 31, 2025, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $1.3 million during the quarter:
•$0.6 million benefit driven by changes in the loan mix.
•The slight improvement in the projected economic forecast, specifically the national unemployment rate, was offset by changes in qualitative adjustments. Of note, we retained the $2.2 million qualitative allocation for the potential impact of Hurricane Helene upon our loan portfolio established in the quarter ended September 30, 2024.
•$0.1 million increase in specific reserves on individually evaluated loans.
For the quarter ended December 31, 2024, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $1.9 million during the quarter:
•$1.3 million benefit driven by changes in the loan mix and a $50.6 million decrease in the loan portfolio.
•$0.7 million benefit due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments. Of note, we retained the $2.2 million qualitative allocation for the potential impact of Hurricane Helene upon our loan portfolio established in the prior quarter.
•$0.9 million decrease in specific reserves on individually evaluated credits.
For the quarter ended March 31, 2025, the amount recorded for off-balance-sheet credit exposure was the result of an increase in the balance of loan commitments and changes in the loan mix and projected economic forecast as outlined above. For the quarter ended December 31, 2024, the amount recorded for off-balance-sheet credit exposure was the result of a decrease in the balance of loan commitments and changes in the loan mix and projected economic forecast as outlined above.

Noninterest Income.  Noninterest income for the three months ended March 31, 2025 decreased $216,000, or 2.6%, when compared to the quarter ended December 31, 2024. Changes in the components of noninterest income are discussed below:

	Three Months Ended
(Dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$2,244	$2,326	$(82)	(4)%
Loan income and fees	721	728	(7)	(1)
Gain on sale of loans held for sale	1,908	1,068	840	79
BOLI income	842	842	—	—
Operating lease income	1,379	2,259	(880)	(39)
Other	933	1,020	(87)	(9)
Total noninterest income	$8,027	$8,243	$(216)	(3)%
•Gain on sale of loans held for sale: The increase was primarily driven by HELOCs sold during the period. There were $89.4 million of HELOCs originated for sale which were sold during the current quarter with gains of $1.1 million compared to no sales in the prior quarter. There were $18.8 million of residential mortgage loans sold for a gain of $473,000 during the current quarter compared to $23.8 million sold with gains of $269,000 in the prior quarter. There were $4.6 million in sales of the guaranteed portion of SBA commercial loans with gains of $366,000 for the current quarter compared to $10.2 million sold and gains of $733,000 for the prior quarter. Our hedging of mandatory commitments on the residential mortgage loan pipeline resulted in a gain of $13,000 for the current quarter compared to a gain of $66,000 for the prior quarter.
•Operating lease income: The decrease was primarily the result of a $306,000 increase in losses incurred on the sale of, and a $529,000 increase in the valuation allowance against, previously leased equipment.
Noninterest Expense.  Noninterest expense for the three months ended March 31, 2025 decreased $3.0 million, or 9.0%, when compared to the three months ended December 31, 2024. Changes in the components of noninterest expense are discussed below:

	Three Months Ended
(Dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$17,699	$17,234	$465	3%
Occupancy expense, net	2,511	2,476	35	1
Computer services	2,805	3,110	(305)	(10)
Operating lease depreciation expense	1,868	2,068	(200)	(10)
Telephone, postage and supplies	546	541	5	1
Marketing and advertising	452	234	218	93
Deposit insurance premiums	511	556	(45)	(8)
Core deposit intangible amortization	515	567	(52)	(9)
Contract renewal consulting fee	—	2,965	(2,965)	(100)
Other	4,054	4,258	(204)	(5)
Total noninterest expense	$30,961	$34,009	$(3,048)	(9)%
•Computer services: As noted below, in the prior quarter we finalized the multiyear renewal of our largest core processing contract. The decrease in expense quarter-over-quarter is a reflection of the improved vendor pricing negotiated through this effort.
•Marketing and advertising: The increase in expense was the result of a reduction in advertising in the prior quarter due to the election and holiday season.
•Contract renewal consulting fee: In the prior quarter we paid a fee to a consultant to negotiate the multiyear renewal of our largest core processing contract, with no similar fee in the current quarter.
Income Taxes.  The amount of income tax expense is influenced by the amount of pre-tax income, tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rates for the three months ended March 31, 2025 and December 31, 2024 were 21.1% and 22.3%, respectively.
Comparison of Financial Condition at March 31, 2025 and December 31, 2024
General.  Total assets decreased by $37.4 million to $4.6 billion and total liabilities decreased by $51.1 million to $4.0 billion, respectively, at March 31, 2025 as compared to December 31, 2024. These changes can be traced to the use of loan sale proceeds and a $61.5 million increase in customer deposits to pay down brokered deposits by $104.3 million and borrowings by $11.0 million.
Cash and Cash Equivalents.  Total cash and cash equivalents increased $20.6 million, or 7.4%, to $299.8 million at March 31, 2025 from $279.2 million at December 31, 2024.
Debt Securities Available for Sale.  Debt securities available for sale decreased $1.4 million, or 0.9%, to $150.6 million at March 31, 2025 from $152.0 million at December 31, 2024.
Loans Held for Sale. Loans held for sale decreased $52.8 million, or 25.6%, to $153.3 million at March 31, 2025 from $206.2 million at December 31, 2024. This was driven by a decrease of $57.3 million, or 32.1%, in HELOCs held for sale, partially offset by a $4.1 million, or 17.8%, increase in SBA loans held for sale; primarily due to the sale of HELOCs during the current quarter, as discussed above.

Loans, Net of Deferred Loan Fees and Costs.  Total loans increased $310,000, to $3.6 billion at March 31, 2025 as compared to the balance at December 31, 2024. The following table illustrates the changes within the portfolio:

	As of		Change		Percent of Total
	March 31, 2025	December 31, 2024			March 31, 2025	December 31, 2024
(Dollars in thousands)			$	%
Commercial real estate loans
Construction and land development	$247,539	$274,356	$(26,817)	(10)%	7%	8%
Commercial real estate – owner occupied	570,150	545,490	24,660	5	16	15
Commercial real estate – non-owner occupied	867,711	866,094	1,617	—	24	24
Multifamily	118,094	120,425	(2,331)	(2)	3	3
Total commercial real estate loans	1,803,494	1,806,365	(2,871)	—	50	50
Commercial loans
Commercial and industrial	349,085	316,159	32,926	10	10	9
Equipment finance	380,166	406,400	(26,234)	(6)	10	11
Municipal leases	163,554	165,984	(2,430)	(1)	4	5
Total commercial loans	892,805	888,543	4,262	—	24	25
Residential real estate loans
Construction and land development	56,858	53,683	3,175	6	2	1
One-to-four family	631,537	630,391	1,146	—	17	17
HELOCs	199,747	195,288	4,459	2	5	5
Total residential real estate loans	888,142	879,362	8,780	1	24	23
Consumer loans	64,168	74,029	(9,861)	(13)	2	2
Total loans, net of deferred loan fees and costs	$3,648,609	$3,648,299	$310	—%	100%	100%
Asset Quality. Nonperforming assets, made up of nonaccrual loans and repossessed assets, decreased by $753,000, or 2.6%, to $28.0 million, or 0.61% of total assets, at March 31, 2025 compared to $28.8 million, or 0.63% of total assets, at December 31, 2024. Owner occupied commercial real estate ("CRE") made up the largest portion of nonperforming assets at $8.6 million and $8.5 million, respectively, at these same dates. One relationship made up $5.0 million of the totals at both dates but no loss is anticipated. In addition, equipment finance loans made up $5.1 million and $4.7 million, respectively, at these same dates, concentrated in the transportation sector. The ratio of nonperforming loans to total loans was 0.74% at March 31, 2025 compared to 0.76% at December 31, 2024.
The ratio of classified assets to total assets decreased to 0.89% at March 31, 2025 from 1.06% at December 31, 2024 as classified assets decreased $8.1 million, or 16.6%, to $40.7 million at March 31, 2025 compared to $48.8 million at December 31, 2024. The largest portfolios of classified assets at March 31, 2025 included $12.9 million of owner-occupied CRE loans, $6.6 million of 1-4 family residential real estate loans, $5.4 million of equipment finance loans, $4.2 million of commercial and industrial loans, $4.2 million of HELOCs, and $3.8 million of non-owner occupied CRE loans.
Lastly, in an effort to assist customers in their post-Hurricane Helene recovery and clean-up efforts, in the prior quarter we granted payment deferrals of up to six months to provide short-term relief to impacted customers. The outstanding balance of these deferrals declined from $136.0 million at December 31, 2024 to $109.9 million at March 31, 2025 and $36.6 million at May 5, 2025. The Company retained the prior quarter $2.2 million ACL allocation for the potential impact of the storm on this portion of our loan portfolio. To date, no charge-offs have been recognized which were directly related to Hurricane Helene.
Allowance for Credit Losses on Loans. The ACL on loans was $44.7 million, or 1.23% of total loans, at March 31, 2025 compared to $45.3 million, or 1.24% of total loans, at December 31, 2024. The drivers of this change are discussed in the "Comparison of Results of Operations for the Three Months Ended March 31, 2025 and December 31, 2024 – Provision for Credit Losses" section above.
Net loan charge-offs totaled $1.3 million for the three months ended March 31, 2025 compared to $1.9 million and $2.3 million for the three months ended December 31, 2024 and March 31, 2024, respectively. Annualized net charge-offs as a percentage of average loans were 0.14% for the three months ended March 31, 2025 as compared to 0.19% and 0.24% for the three months ended December 31, 2024 and March 31, 2024, respectively.
Premises and Equipment Held for Sale.  Premises and equipment held for sale increased by $7.6 million to $8.2 million at March 31, 2025 from $616,000 at December 31, 2024. The majority of the change can be traced to the reclassification of the $6.3 million of premises and equipment associated with our two Knoxville, Tennessee branches, consistent with the announced sale of those locations expected to close in the second quarter of 2025.

Deposits.  The following table summarizes the composition of our deposit portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Core deposits
Noninterest-bearing accounts	$721,814	$680,926	$40,888	6%
NOW accounts	573,745	575,238	(1,493)	—
Money market accounts	1,357,961	1,341,995	15,966	1
Savings accounts	184,396	181,317	3,079	2
Total core deposits	2,837,916	2,779,476	58,440	2
Certificates of deposit	898,444	999,727	(101,283)	(10)
Total	$3,736,360	$3,779,203	$(42,843)	(1)%
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction, indirect auto, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At March 31, 2025, the Company had the ability to borrow $295.3 million through additional FHLB advances and $98.0 million through the unused portion of a line of credit with the FRB. At this same date, the Company maintained revolving lines of credit with three unaffiliated banks, the unused portion of which totaled $165.0 million.
We also classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our securities portfolio is of high quality, of short duration, and the securities would therefore be readily marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At March 31, 2025, brokered deposits totaled $282.8 million, or 7.6% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and debt securities, including MBS. On a stand-alone level we are a separate legal entity from the Bank and must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2025, we (on an unconsolidated basis) had liquid assets of $4.2 million.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals and to fund loan commitments. At March 31, 2025, the total approved loan commitments and unused lines of credit outstanding amounted to $266.5 million and $855.6 million, respectively, as compared to $230.5 million and $712.3 million as of December 31, 2024. Certificates of deposit scheduled to mature in one year or less at March 31, 2025 totaled $874.7 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this strategy, we believe that a majority of maturing deposits will be retained.
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

At March 31, 2025, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. Consistent with the Company's goals to operate a sound and profitable organization, its policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at March 31, 2025 under applicable regulatory requirements.
HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
March 31, 2025
CET1 Capital (to risk-weighted assets)	$525,904	13.00%	$181,997	4.50%	$262,884	6.50%
Tier I Capital (to total adjusted assets)	536,049	12.21	175,542	4.00	219,428	5.00
Tier I Capital (to risk-weighted assets)	536,049	13.25	242,662	6.00	323,549	8.00
Total Risk-based Capital (to risk-weighted assets)	584,678	14.46	323,549	8.00	404,437	10.00

December 31, 2024
CET1 Capital (to risk-weighted assets)	$515,455	12.71%	$182,537	4.50%	$263,664	6.50%
Tier I Capital (to total adjusted assets)	525,575	11.88	176,978	4.00	221,222	5.00
Tier I Capital (to risk-weighted assets)	525,575	12.96	243,382	6.00	324,509	8.00
Total Risk-based Capital (to risk-weighted assets)	570,119	14.06	324,509	8.00	405,637	10.00

HomeTrust Bank
March 31, 2025
CET1 Capital (to risk-weighted assets)	$524,952	12.98%	$181,993	4.50%	$262,879	6.50%
Tier I Capital (to total adjusted assets)	524,952	11.97	175,468	4.00	219,335	5.00
Tier I Capital (to risk-weighted assets)	524,952	12.98	242,658	6.00	323,543	8.00
Total Risk-based Capital (to risk-weighted assets)	573,581	14.18	323,543	8.00	404,429	10.00

December 31, 2024
CET1 Capital (to risk-weighted assets)	$516,762	12.74%	$182,528	4.50%	$263,652	6.50%
Tier I Capital (to total adjusted assets)	516,762	11.68	176,943	4.00	221,179	5.00
Tier I Capital (to risk-weighted assets)	516,762	12.74	243,371	6.00	324,494	8.00
Total Risk-based Capital (to risk-weighted assets)	561,306	13.84	324,494	8.00	405,618	10.00
As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, the Company elected the option to delay the estimated impact on regulatory capital of ASU 2016-13, which was adopted on July 1, 2020. The initial adoption of ASU 2016-13 as well as 25% of the quarterly increases in the ACL subsequent to adoption (collectively the “transition adjustments”) was delayed for two years. After two years, the cumulative amount of the transition adjustments became fixed and were phased out of the regulatory capital calculations evenly over a three-year period, with 75% recognized in year three, 50% recognized in year four, and 25% recognized in year five. Starting with the quarter ended March 31, 2025, the temporary regulatory capital benefits have been fully reversed.
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of March 31, 2025, the Company's and Bank's risk-based capital exceeded the required capital contribution buffer.
Dividends paid by HomeTrust Bank are limited, without prior regulatory approval, to current year earnings and earnings less dividends paid during the preceding two years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has not been any material change in the market risk disclosures contained in our 2024 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2025, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2025, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The "Litigation" section of "Note 12 – Commitments and Contingencies" to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Not applicable
(b) Not applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2025:

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plans	Maximum # of Shares that May Yet Be Purchased Under Publicly Announced Plans
January 1 - January 31, 2025	—	$—	—	243,156
February 1 - February 28, 2025	—	—	—	243,156
March 1 - March 31, 2025	14,800	33.64	14,800	228,356
Total	14,800	$33.64	14,800	228,356
Over the years as a public company, the Company's Board of Directors has, from time to time, authorized the repurchase of its common stock. The most recent time this was done, on February 28, 2022, 806,000 shares of common stock were authorized for repurchase representing approximately 5% of the Company's outstanding shares at the time of the announcement. As of March 31, 2025, 577,644 of these shares had been purchased at an average price of $28.96 per share, 14,800 of which were repurchased during the three months ended March 31, 2025. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.
Item 3. Defaults Upon Senior Securities
Nothing to report.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Plans: During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto

3.1	Charter of HomeTrust Bancshares, Inc.	(d)
3.2	Amended and Restated Bylaws of HomeTrust Bancshares, Inc.	(w)
10.1	HomeTrust Bancshares, Inc. Senior Leadership Incentive Plan (formerly known as Operating Committee Incentive Program)	(n)
10.2	Amended and Restated Employment and Transition Agreement between HomeTrust Bancshares, Inc. and Dana L. Stonestreet	(a)
10.3	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(g)
10.3A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(b)

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto
10.3B	Amendment No. 2 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(h)
10.3C	Amendment No. 3 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(o)
10.3D	Amendment No. 4 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and C. Hunter Westbrook	(e)
10.4	Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony J. VunCannon	(g)
10.4A	Amendment No. 1 to Amended and Restated Employment Agreement between HomeTrust Bancshares, Inc. and Tony VunCannon	(a)
10.5	HomeTrust Bank Executive Supplemental Retirement Income Master Agreement (“SERP”)	(d)
10.6	Amendment No. 1 to SERP	(m)
10.7	Amendment No. 2 to SERP	(l)
10.7A	SERP Joinder Agreement for F. Edward Broadwell, Jr.	(d)
10.7B	SERP Joinder Agreement for Dana L. Stonestreet	(d)
10.7C	SERP Joinder Agreement for Tony J. VunCannon	(d)
10.7D	SERP Joinder Agreement for Howard L. Sellinger	(d)
10.7E	SERP Joinder Agreement for Stan Allen	(d)
10.7F	SERP Joinder Agreement for Sidney A. Biesecker	(d)
10.7G	SERP Joinder Agreement for Peggy C. Melville	(d)
10.7H	SERP Joinder Agreement for William T. Flynt	(d)
10.7I	Amended and Restated Supplemental Income Agreement between HomeTrust Bank, as successor to Industrial Federal Savings Bank, and Sidney Biesecker	(i)
10.8	HomeTrust Bank Director Emeritus Plan (“Director Emeritus Plan”)	(d)
10.8A	Director Emeritus Plan Joinder Agreement for William T. Flynt	(d)
10.8B	Director Emeritus Plan Joinder Agreement for J. Steven Goforth	(d)
10.8C	Director Emeritus Plan Joinder Agreement for Craig C. Koontz	(d)
10.8D	Director Emeritus Plan Joinder Agreement for Larry S. McDevitt	(d)
10.8E	Director Emeritus Plan Joinder Agreement for F.K. McFarland, III	(d)
10.8F	Director Emeritus Plan Joinder Agreement for Peggy C. Melville	(d)
10.8G	Director Emeritus Plan Joinder Agreement for Robert E. Shepherd, Sr.	(d)
10.9	HomeTrust Bank Defined Contribution Executive Medical Care Plan	(d)
10.9A	Amendment No. 1 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9B	Form of Joinder Agreement Under the HomeTrust Bank Defined Contribution Executive Medical Care Plan	(m)
10.9C	Amendment No. 2 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(r)
10.9D	Amendment No. 3 to HomeTrust Bank Defined Contribution Executive Medical Care Plan	(t)
10.10	HomeTrust Bank 2005 Deferred Compensation Plan	(d)
10.10A	Amendment No. 1 to HomeTrust Bank 2005 Deferred Compensation Plan	(m)
10.11	HomeTrust Bank Pre-2005 Deferred Compensation Plan	(d)
10.11A	Amendment No. 1 to HomeTrust Bank Pre-2005 Deferred Compensation Plan	(m)
10.12	HomeTrust Bank 2025 Deferred Compensation Plan	(x)
10.13	HomeTrust Bancshares, Inc. 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”)	(j)
10.13A	Form of Incentive Stock Option Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.13B	Form of Non-Qualified Stock Option Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.13C	Form of Stock Appreciation Right Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.13D	Form of Restricted Stock Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.13E	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Incentive Plan	(k)
10.14	HomeTrust Bancshares, Inc. 2022 Omnibus Incentive Plan (“2022 Omnibus Incentive Plan”)	(q)
10.14A	Form of Non-Qualified Stock Option Award Agreement under the Registrant’s 2022 Omnibus Incentive Plan	(u)
10.14B	Form of Restricted Stock Award Agreement for Employees under the Registrant’s 2022 Omnibus Incentive Plan	(u)
10.14C	Form of Restricted Stock Award Agreement for Directors under the Registrant’s 2022 Omnibus Incentive Plan	(u)

Regulation S-K Exhibit #	Document	Reference to Prior Filing or Exhibit # Attached Hereto
10.15	Amended and Restated Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and John Sprink	(s)
10.16	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(r)
10.16A	Amendment No. 1 to Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kristin Powell	(a)
10.17	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Megan Pelletier	(a)
10.18	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Lora Jex	(p)
10.19	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Chuck Sivley	(v)
10.20	Change in Control Severance Agreement between HomeTrust Bancshares, Inc. and Kevin Nunley	(c)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.0
97	Policy Relating to Recovery of Erroneously Awarded Compensation	(f)
101	The following materials from HomeTrust Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Stockholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.	101
(a)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (File No. 001-35593).
(b)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 25, 2018 (File No. 001-35593).
(c)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 001-35593).
(d)Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-1 filed on December 29, 2011 (File No. 333-178817).
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
(g)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on September 11, 2018 (File No. 001-35593).
(h)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on October 28, 2020 (File No. 001-35593).
(i)Filed as an exhibit to Amendment No. 1 to HomeTrust Bancshares's Registration Statement on Form S-1 filed on March 9, 2012 (File No. 333-178817).
(j)Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on December 5, 2012 (File No. 001-35593).
(k)Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 filed on February 13, 2013 (File No. 333-186666).
(l)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on February 15, 2022 (File No. 001-35593).
(m)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-35593).
(n)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-35593).
(o)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on July 28, 2021 (File No. 001-35593).
(p)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (File No. 001-35593).
(q)Attached as Appendix A to HomeTrust Bancshares's definitive proxy statement filed on October 3, 2022 (File No. 001-35593).
(r)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 001-35593).
(s)Filed as an exhibit to HomeTrust Bancshares's Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (File No. 001-35593).
(t)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on August 28, 2023 (File No. 001-35593).
(u)Filed as an exhibit to HomeTrust Bancshares's Registration Statement on Form S-8 filed on February 6, 2023 (File No. 333-186666).
(v)Filed as an exhibit to HomeTrust Bancshares's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-35593).
(w)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on February 11, 2025 (File No. 001-35593).
(x)Filed as an exhibit to HomeTrust Bancshares's Current Report on Form 8-K filed on April 1, 2025 (File No. 001-35593).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMETRUST BANCSHARES, INC.

Date: May 8, 2025	By:	/s/ C. Hunter Westbrook
C. Hunter Westbrook
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 8, 2025	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)