Form 10-Q
period 2025-06-30
HomeTrust Bancshares, Inc.
filed 2025-08-08
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 17,500,943 shares of common stock, par value of $0.01 per share, issued and outstanding as of August 1, 2025.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	June 30, 2025	December 31, 2024
Assets
Cash	$16,662	$18,778
Interest-bearing deposits	280,547	260,441
Cash and cash equivalents	297,209	279,219
Certificates of deposit in other banks	23,319	28,538
Debt securities available for sale, at fair value (amortized cost of $144,301 and $154,199 at June 30, 2025 and December 31, 2024, respectively)	143,942	152,011
FHLB and FRB stock	15,263	13,630
SBIC investments	17,720	15,117
Loans held for sale, at fair value	1,106	4,144
Loans held for sale, at the lower of cost or fair value	169,835	202,018
Loans, net of deferred loan fees and costs	3,671,951	3,648,299
Allowance for credit losses – loans	(44,139)	(45,285)
Loans, net	3,627,812	3,603,014
Premises and equipment, at the lower of cost or fair value	616	616
Premises and equipment, net	62,706	69,872
Accrued interest receivable	16,554	18,336
Deferred income taxes, net	9,968	10,735
BOLI	92,576	90,868
Goodwill	34,111	34,111
Core deposit intangibles, net	5,670	6,595
Other assets	59,646	66,606
Total assets	$4,578,053	$4,595,430
Liabilities and stockholders' equity
Liabilities
Deposits	$3,666,178	$3,779,203
Junior subordinated debt	10,170	10,120
Borrowings	265,000	188,000
Other liabilities	57,431	66,349
Total liabilities	3,998,779	4,043,672
Commitments and contingencies – See Note 13
Stockholders' equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,492,143 shares issued and outstanding at June 30, 2025; 17,527,709 at December 31, 2024	175	175
Additional paid in capital	174,900	176,693
Retained earnings	408,178	380,541
Unearned ESOP shares	(3,703)	(3,966)
Accumulated other comprehensive loss	(276)	(1,685)
Total stockholders' equity	579,274	551,758
Total liabilities and stockholders' equity	$4,578,053	$4,595,430
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and dividend income
Loans	$60,440	$62,161	$119,053	$122,113
Debt securities available for sale	1,658	1,495	3,445	2,808
Other investments and interest-bearing deposits	1,543	1,758	4,778	3,848
Total interest and dividend income	63,641	65,414	127,276	128,769
Interest expense
Deposits	18,856	21,403	39,219	41,456
Junior subordinated debt	206	234	411	470
Borrowings	350	1,331	510	2,902
Total interest expense	19,412	22,968	40,140	44,828
Net interest income	44,229	42,446	87,136	83,941
Provision for credit losses	1,303	4,260	2,843	5,425
Net interest income after provision for credit losses	42,926	38,186	84,293	78,516
Noninterest income
Service charges and fees on deposit accounts	2,502	2,354	4,746	4,503
Loan income and fees	548	647	1,269	1,325
Gain on sale of loans held for sale	2,109	1,828	4,017	3,285
BOLI income	852	807	1,694	2,642
Operating lease income	1,876	1,591	3,255	3,450
Gain on sale of branches	1,448	—	1,448	—
Gain (loss) on sale of premises and equipment	28	—	28	(9)
Other	794	886	1,727	1,728
Total noninterest income	10,157	8,113	18,184	16,924
Noninterest expense
Salaries and employee benefits	18,208	16,608	35,907	33,584
Occupancy expense, net	2,375	2,419	4,886	4,856
Computer services	2,488	3,116	5,293	6,204
Operating lease depreciation expense	1,789	1,922	3,657	3,565
Telephone, postage and supplies	561	580	1,107	1,165
Marketing and advertising	442	606	894	1,251
Deposit insurance premiums	473	531	984	1,085
Core deposit intangible amortization	411	567	926	1,329
Other	4,508	4,141	8,562	7,580
Total noninterest expense	31,255	30,490	62,216	60,619
Income before income taxes	21,828	15,809	40,261	34,821
Income tax expense	4,618	3,391	8,512	7,336
Net income	$17,210	$12,418	$31,749	$27,485
Per share data
Net income per common share
Basic	$1.01	$0.73	$1.85	$1.61
Diluted	$1.00	$0.73	$1.84	$1.61
Average shares outstanding
Basic	17,006,141	16,883,028	17,008,699	16,871,383
Diluted	17,106,448	16,904,098	17,109,842	16,888,550
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$17,210	$12,418	$31,749	$27,485
Other comprehensive income (loss)
Unrealized holding gains (losses) on debt securities available for sale
Gains (losses) arising during the period	420	(278)	1,829	(1,063)
Deferred income tax (expense) benefit	(96)	64	(420)	245
Total other comprehensive income (loss)	324	(214)	1,409	(818)
Comprehensive income	$17,534	$12,204	$33,158	$26,667
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended June 30, 2025
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2025	17,552,626	$176	$176,682	$393,026	$(3,835)	$(600)	$565,449
Net income	—	—	—	17,210	—	—	17,210
Cash dividends declared on common stock, $0.12/common share	—	—	—	(2,058)	—	—	(2,058)
Common stock repurchased	(78,412)	(1)	(2,830)	—	—	—	(2,831)
Forfeited restricted stock	(1,088)	—	—	—	—	—	—
Retired stock	(427)	—	(15)	—	—	—	(15)
Granted restricted stock	10,044	—	—	—	—	—	—
Exercised stock options	9,400	—	235	—	—	—	235
Share-based compensation expense	—	—	496	—	—	—	496
ESOP compensation expense	—	—	332	—	132	—	464
Other comprehensive income	—	—	—	—	—	324	324
Balance at June 30, 2025	17,492,143	$175	$174,900	$408,178	$(3,703)	$(276)	$579,274

	(Unaudited)
	Three Months Ended June 30, 2024
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	17,444,787	$175	$172,919	$346,598	$(4,364)	$(2,155)	$513,173
Net income	—	—	—	12,418	—	—	12,418
Cash dividends declared on common stock, $0.11/common share	—	—	—	(1,869)	—	—	(1,869)
Common stock repurchased	(23,483)	—	(645)	—	—	—	(645)
Granted restricted stock	16,022	—	—	—	—	—	—
Share-based compensation expense	—	—	409	—	—	—	409
ESOP compensation expense	—	—	224	—	132	—	356
Other comprehensive loss	—	—	—	—	—	(214)	(214)
Balance at June 30, 2024	17,437,326	$175	$172,907	$357,147	$(4,232)	$(2,369)	$523,628
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Six Months Ended June 30, 2025
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	17,527,709	$175	$176,693	$380,541	$(3,966)	$(1,685)	$551,758
Net income	—	—	—	31,749	—	—	31,749
Cash dividends declared on common stock, $0.24/common share	—	—	—	(4,112)	—	—	(4,112)
Common stock repurchased	(93,212)	(1)	(3,333)	—	—	—	(3,334)
Forfeited restricted stock	(3,621)	—	—	—	—	—	—
Retired stock	(11,762)	—	(442)	—	—	—	(442)
Granted restricted stock	59,329	—	—	—	—	—	—
Exercised stock options	13,700	1	330	—	—	—	331
Share-based compensation expense	—	—	986	—	—	—	986
ESOP compensation expense	—	—	666	—	263	—	929
Other comprehensive income	—	—	—	—	—	1,409	1,409
Balance at June 30, 2025	17,492,143	$175	$174,900	$408,178	$(3,703)	$(276)	$579,274

	(Unaudited)
	Six Months Ended June 30, 2024
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	17,387,069	$174	$172,366	$333,401	$(4,497)	$(1,551)	$499,893
Net income	—	—	—	27,485	—	—	27,485
Cash dividends declared on common stock, $0.22/common share	—	—	—	(3,739)	—	—	(3,739)
Common stock repurchased	(23,483)	—	(645)	—	—	—	(645)
Retired stock	(8,762)	—	(233)	—	—	—	(233)
Granted restricted stock	72,502	—	—	—	—	—	—
Exercised stock options	10,000	1	158	—	—	—	159
Share-based compensation expense	—	—	822	—	—	—	822
ESOP compensation expense	—	—	439	—	265	—	704
Other comprehensive loss	—	—	—	—	—	(818)	(818)
Balance at June 30, 2024	17,437,326	$175	$172,907	$357,147	$(4,232)	$(2,369)	$523,628
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$31,749	$27,485
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,843	5,425
Depreciation and amortization of premises and equipment and equipment for operating leases	5,612	5,562
Deferred income tax expense	347	1,528
Net accretion of purchase accounting adjustments on loans	(1,343)	(1,393)
Net amortization and accretion	2,610	3,207
SBIC investments income	(1,561)	(604)
Gain on sale of branches	(1,448)	—
Loss (gain) on sale of premises and equipment	(28)	9
Loss on repossessed assets	275	—
Loss on previously leased equipment	1,103	787
BOLI income	(1,694)	(2,642)
Gain on sale of loans held for sale	(4,017)	(3,285)
Origination of loans held for sale	(231,120)	(139,054)
Proceeds from sales of loans held for sale	263,374	106,824
New deferred loan origination fees, net	(571)	(1,302)
Decrease (increase) in accrued interest receivable and other assets	4,391	(4,517)
Share-based compensation expense	986	822
ESOP compensation expense	929	704
Decrease in accrued interest payable and other liabilities	(9,576)	(2,668)
Net cash provided by (used in) operating activities	62,861	(3,112)
Investing activities
Purchase of debt securities available for sale	(6,872)	(27,475)
Proceeds from maturities, calls and paydowns of debt securities available for sale	17,426	19,778
Purchases of CDs in other banks	(1,742)	(2,485)
Proceeds from maturities of CDs in other banks	6,961	5,076
Net purchases of FHLB and FRB stock	(1,633)	(1,244)
Net capital contributions in SBIC investments	(1,042)	(1,069)
Net increase in loans	(20,433)	(54,713)
Purchase of BOLI	(14)	(11)
Proceeds from redemption of BOLI policies	2,174	43,584
Death benefit proceeds from BOLI policies	—	2,363
Purchase of equipment for operating leases - lessor	(2,550)	(10,441)
Proceeds from sale of equipment for operating leases - lessor	731	4,912
Purchase of premises and equipment	(2,363)	(811)
Proceeds from sale of premises and equipment and assets held for sale	7,652	—
Proceeds from sale of repossessed assets	416	—
Net cash used in investing activities	(1,289)	(22,536)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2025	2024
Financing activities
Deposits assumed by third parties through branch sales	(34,252)	—
Net increase (decrease) in deposits	(78,773)	46,406
Net decrease in revolving line of credit	—	(6,250)
Net increase (decrease) in short-term borrowings	77,000	(63,000)
Common stock repurchased	(3,334)	(645)
Cash dividends paid	(4,112)	(3,739)
Retired stock	(442)	(233)
Exercised stock options	331	159
Net cash used in financing activities	(43,582)	(27,302)
Net increase (decrease) in cash and cash equivalents	17,990	(52,950)
Cash and cash equivalents at beginning of period	279,219	347,140
Cash and cash equivalents at end of period	$297,209	$294,190

Supplemental disclosures
Cash paid during the period for
Interest	$45,326	$43,014
Income taxes	10,239	10,291
Noncash transactions
Unrealized gain (loss) in value of debt securities available for sale, net of income taxes	$1,409	$(818)
Transfers of loans held for sale to loans held for investment	7,311	11,283
Transfers of loans held for investment to repossessed assets	273	—
Transfer of premises and equipment to assets held for sale	7,624	—
ROU asset and lease liabilities for operating lease accounting	448	—
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
1.    Summary of Significant Accounting Policies
The consolidated unaudited financial statements presented in this report include the accounts of HomeTrust Bancshares, Inc., a Maryland corporation (“HomeTrust”), and its wholly-owned subsidiary, HomeTrust Bank (the “Bank”). As used throughout this report, the term the “Company” refers to HomeTrust and its consolidated subsidiary, unless the context otherwise requires. HomeTrust is a bank holding company primarily engaged in the business of planning, directing and coordinating the business activities of the Bank. The Bank is a North Carolina state chartered bank and provides a wide range of retail and commercial banking products within its geographic footprint, which includes: North Carolina (the Asheville metropolitan area, the "Piedmont" region, Charlotte and Raleigh/Cary), South Carolina (Greenville and Charleston), East Tennessee (Kingsport/Johnson City and Morristown), Southwest Virginia (the Roanoke Valley) and Georgia (Greater Atlanta). The Company operates under a single set of corporate policies and procedures and its operations are considered to be aggregated in one reportable operating segment for financial reporting purposes.
As a result of its merger with Quantum on February 12, 2023, HomeTrust became the 100% successor owner of the Quantum Capital Statutory Trust II Delaware trust. The sole assets of the trust represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the trust preferred securities.
The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K") filed with the SEC on March 13, 2025. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2025, the period which will be covered on a Report on Form 10-K.
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
3.    Branch Sales
On May 23, 2025, the Company completed the sale of the Bank's two branches located in Knoxville, Tennessee, to a third party financial institution. Through the transaction, the Company sold $34.3 million of deposits along with $6.3 million in branch premises and equipment, while HomeTrust retained all loans associated with the branches. The Company recorded a $1.4 million pre-tax gain associated with the transaction.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
4.    Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$137,384	$1,535	$(1,334)	$137,585
Municipal bonds	1,917	—	(32)	1,885
Corporate bonds	5,000	—	(528)	4,472
Total	$144,301	$1,535	$(1,894)	$143,942

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$145,748	$887	$(2,488)	$144,147
Municipal bonds	3,451	—	(55)	3,396
Corporate bonds	5,000	—	(532)	4,468
Total	$154,199	$887	$(3,075)	$152,011
Debt securities available for sale by contractual maturity at June 30, 2025 and December 31, 2024 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	June 30, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	1,917	1,885
Due after five years through ten years	5,000	4,472
Due after ten years	—	—
MBS, residential	137,384	137,585
Total	$144,301	$143,942

	December 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$1,522	$1,520
Due after one year through five years	1,929	1,876
Due after five years through ten years	5,000	4,468
Due after ten years	—	—
MBS, residential	145,748	144,147
Total	$154,199	$152,011
The Company had no sales of debt securities available for sale and no gross realized gains or losses were recognized during the six months ended June 30, 2025 or 2024.
Debt securities available for sale with amortized costs totaling $29,036 and $24,718 and market values of $28,889 and $24,358 at June 30, 2025 and December 31, 2024, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The gross unrealized losses and the fair value for debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$9,067	$(78)	$51,154	$(1,256)	$60,221	$(1,334)
Municipal bonds	—	—	1,885	(32)	1,885	(32)
Corporate bonds	—	—	3,722	(528)	3,722	(528)
Total	$9,067	$(78)	$56,761	$(1,816)	$65,828	$(1,894)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$30,995	$(515)	$61,515	$(1,973)	$92,510	$(2,488)
Municipal bonds	—	—	3,396	(55)	3,396	(55)
Corporate bonds	—	—	3,718	(532)	3,718	(532)
Total	$30,995	$(515)	$68,629	$(2,560)	$99,624	$(3,075)
The total number of securities with unrealized losses at June 30, 2025 and December 31, 2024 were 135 and 168, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of June 30, 2025 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Accounting Policies" in our 2024 Form 10-K for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring ECLs on investment securities and does not record an ACL on accrued interest receivable. As of June 30, 2025 and December 31, 2024, the accrued interest receivable for debt securities available for sale was $548 and $606, respectively.
5.    Loans Held For Sale
Loans held for sale, at the lower of cost or fair value, consist of the following as of the dates indicated:

	June 30, 2025	December 31, 2024
One-to-four family	$3,148	$408
SBA	27,042	22,867
HELOCs	139,645	178,743
Total loans held for sale, at the lower of cost or fair value	$169,835	$202,018
The carrying balance of loans held for sale, at fair value, was $1,106 and $4,144 at June 30, 2025 and December 31, 2024, respectively, while the amortized cost of these loans was $1,104 and $4,062, respectively, at the same dates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
6.    Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated(1):

	June 30, 2025	December 31, 2024
Commercial real estate
Construction and land development	$267,494	$274,356
Commercial real estate – owner occupied	561,623	545,490
Commercial real estate – non-owner occupied	877,440	866,094
Multifamily	113,416	120,425
Total commercial real estate	1,819,973	1,806,365
Commercial
Commercial and industrial	367,359	316,159
Equipment finance	360,499	406,400
Municipal leases	168,623	165,984
Total commercial	896,481	888,543
Residential real estate
Construction and land development	53,020	53,683
One-to-four family	640,287	630,391
HELOCs	205,918	195,288
Total residential real estate	899,225	879,362
Consumer	56,272	74,029
Total loans, net of deferred loan fees and costs	3,671,951	3,648,299
Allowance for credit losses - loans	(44,139)	(45,285)
Loans, net	$3,627,812	$3,603,014
(1)    At June 30, 2025 and December 31, 2024 accrued interest receivable of $15,893 and $17,569, respectively, was accounted for separately from the amortized cost basis.
All qualifying one-to-four family loans, HELOCs, multifamily, commercial real estate loans and FHLB of Atlanta stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers, directors and their associates during the ordinary course of business. No balance was outstanding on loans to these related parties as of either June 30, 2025 or December 31, 2024. In relation to these loans, unfunded commitments totaled approximately $3 at both June 30, 2025 and December 31, 2024, respectively.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate and consumer loans by origination year as of June 30, 2025. Also included in the table detailing loan balances are gross charge-offs for the six months ended June 30, 2025.

	Term Loans By Origination Fiscal Year
June 30, 2025	2025	2024	2023-S(1)	2023	2022	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$59,092	$116,910	$36,064	$22,103	$18,309	$13,431	$1,585	$267,494
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$59,092	$116,910	$36,064	$22,103	$18,309	$13,431	$1,585	$267,494

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate – owner occupied
Risk rating
Pass	$33,950	$54,801	$37,119	$63,788	$101,163	$248,214	$5,595	$544,630
Special mention	—	—	—	169	377	1,909	—	2,455
Substandard	—	263	425	161	4,965	7,973	—	13,787
Doubtful	—	—	—	409	331	11	—	751
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – owner occupied	$33,950	$55,064	$37,544	$64,527	$106,836	$258,107	$5,595	$561,623

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate – non-owner occupied
Risk rating
Pass	$38,353	$68,250	$12,938	$104,557	$146,443	$468,134	$9,283	$847,958
Special mention	—	—	—	—	—	24,763	—	24,763
Substandard	—	—	—	2,591	—	2,128	—	4,719
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – non-owner occupied	$38,353	$68,250	$12,938	$107,148	$146,443	$495,025	$9,283	$877,440

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Risk rating
Pass	$1,496	$15,116	$5,494	$6,485	$12,652	$71,880	$29	$113,152
Special mention	—	—	—	—	—	85	—	85
Substandard	—	—	—	—	—	179	—	179
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$1,496	$15,116	$5,494	$6,485	$12,652	$72,144	$29	$113,416

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate
Risk rating
Pass	$132,891	$255,077	$91,615	$196,933	$278,567	$801,659	$16,492	$1,773,234
Special mention	—	—	—	169	377	26,757	—	27,303
Substandard	—	263	425	2,752	4,965	10,280	—	18,685
Doubtful	—	—	—	409	331	11	—	751
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$132,891	$255,340	$92,040	$200,263	$284,240	$838,707	$16,492	$1,819,973

Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)As previously announced, on July 24, 2023, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31. "2023-S" represents the six-month transition period ended December 31, 2023. All subsequent periods are based on a calendar year end.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
June 30, 2025	2025	2024	2023-S(1)	2023	2022	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$54,174	$63,387	$36,864	$32,776	$28,824	$25,856	$115,713	$357,594
Special mention	—	—	—	95	374	2,619	122	3,210
Substandard	—	880	50	342	1,971	2,089	124	5,456
Doubtful	—	—	—	119	593	364	23	1,099
Loss	—	—	—	—	—	—	—	—
Total commercial and industrial	$54,174	$64,267	$36,914	$33,332	$31,762	$30,928	$115,982	$367,359

Current period gross charge-offs	$—	$50	$343	$150	$508	$—	$—	$1,051

Equipment finance
Risk rating
Pass	$32,762	$95,583	$53,494	$96,050	$44,828	$23,778	$—	$346,495
Special mention	—	6	555	1,626	2,914	304	—	5,405
Substandard	—	153	—	1,942	758	576	—	3,429
Doubtful	—	—	283	1,538	2,992	357	—	5,170
Loss	—	—	—	—	—	—	—	—
Total equipment finance	$32,762	$95,742	$54,332	$101,156	$51,492	$25,015	$—	$360,499

Current period gross charge-offs	$—	$86	$139	$886	$803	$421	$—	$2,335

Municipal leases
Risk rating
Pass	$10,323	$31,135	$17,186	$22,631	$20,393	$66,955	$—	$168,623
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$10,323	$31,135	$17,186	$22,631	$20,393	$66,955	$—	$168,623

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial
Risk rating
Pass	$97,259	$190,105	$107,544	$151,457	$94,045	$116,589	$115,713	$872,712
Special mention	—	6	555	1,721	3,288	2,923	122	8,615
Substandard	—	1,033	50	2,284	2,729	2,665	124	8,885
Doubtful	—	—	283	1,657	3,585	721	23	6,269
Loss	—	—	—	—	—	—	—	—
Total commercial	$97,259	$191,144	$108,432	$157,119	$103,647	$122,898	$115,982	$896,481

Total current period gross charge-offs	$—	$136	$482	$1,036	$1,311	$421	$—	$3,386

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
June 30, 2025	2025	2024	2023-S(1)	2023	2022	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$8,044	$19,241	$4,331	$12,755	$5,849	$2,386	$—	$52,606
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	414	—	—	—	—	414
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$8,044	$19,241	$4,745	$12,755	$5,849	$2,386	$—	$53,020

Current period gross charge-offs	$—	$—	$—	$—	$—	$132	$—	$132

One-to-four family
Risk rating
Pass	$26,277	$39,152	$24,254	$153,792	$145,704	$234,157	$10,187	$633,523
Special mention	—	—	—	—	25	312	—	337
Substandard	—	667	846	584	657	3,659	—	6,413
Doubtful	—	—	—	—	—	14	—	14
Loss	—	—	—	—	—	—	—	—
Total one-to-four family	$26,277	$39,819	$25,100	$154,376	$146,386	$238,142	$10,187	$640,287

Current period gross charge-offs	$—	$—	$—	$—	$—	$50	$—	$50

HELOCs
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$200,509	$200,509
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	5,409	5,409
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOCs	$—	$—	$—	$—	$—	$—	$205,918	$205,918

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$6	$6

Total residential real estate
Risk rating
Pass	$34,321	$58,393	$28,585	$166,547	$151,553	$236,543	$210,696	$886,638
Special mention	—	—	—	—	25	312	—	337
Substandard	—	667	1,260	584	657	3,659	5,409	12,236
Doubtful	—	—	—	—	—	14	—	14
Loss	—	—	—	—	—	—	—	—
Total residential real estate	$34,321	$59,060	$29,845	$167,131	$152,235	$240,528	$216,105	$899,225

Total current period gross charge-offs	$—	$—	$—	$—	$—	$182	$6	$188

	Term Loans By Origination Fiscal Year
June 30, 2025	2025	2024	2023-S(1)	2023	2022	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$1,502	$3,448	$13,983	$24,864	$6,243	$4,685	$240	$54,965
Special mention	—	—	—	—	—	—	—	—
Substandard	—	38	201	673	122	254	17	1,305
Doubtful	—	—	1	—	—	1	—	2
Loss	—	—	—	—	—	—	—	—
Total consumer	$1,502	$3,486	$14,185	$25,537	$6,365	$4,940	$257	$56,272

Total current period gross charge-offs	$—	$6	$89	$177	$46	$48	$—	$366

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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present aging analyses of past due loans (including nonaccrual loans) by segment and class as of the dates indicated. For loans with monthly payments, a loan is considered past due when the loan is in arrears two or more payments.

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
June 30, 2025
Commercial real estate
Construction and land development	$—	$—	$—	$267,494	$267,494
Commercial real estate – owner occupied	1,079	6,009	7,088	554,535	561,623
Commercial real estate – non-owner occupied	1,825	4,719	6,544	870,896	877,440
Multifamily	—	—	—	113,416	113,416
Total commercial real estate	2,904	10,728	13,632	1,806,341	1,819,973
Commercial
Commercial and industrial	1,815	1,597	3,412	363,947	367,359
Equipment finance	6,019	2,899	8,918	351,581	360,499
Municipal leases	—	—	—	168,623	168,623
Total commercial	7,834	4,496	12,330	884,151	896,481
Residential real estate
Construction and land development	414	—	414	52,606	53,020
One-to-four family	2,440	1,040	3,480	636,807	640,287
HELOCs	822	2,769	3,591	202,327	205,918
Total residential real estate	3,676	3,809	7,485	891,740	899,225
Consumer	458	203	661	55,611	56,272
Total loans	$14,872	$19,236	$34,108	$3,637,843	$3,671,951

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
December 31, 2024
Commercial real estate
Construction and land development	$—	$—	$—	$274,356	$274,356
Commercial real estate – owner occupied	654	1,432	2,086	543,404	545,490
Commercial real estate – non-owner occupied	—	959	959	865,135	866,094
Multifamily	—	—	—	120,425	120,425
Total commercial real estate	654	2,391	3,045	1,803,320	1,806,365
Commercial
Commercial and industrial	1,160	3,056	4,216	311,943	316,159
Equipment finance	4,714	4,140	8,854	397,546	406,400
Municipal leases	—	—	—	165,984	165,984
Total commercial	5,874	7,196	13,070	875,473	888,543
Residential real estate
Construction and land development	419	132	551	53,132	53,683
One-to-four family	3,429	1,633	5,062	625,329	630,391
HELOCs	1,935	2,754	4,689	190,599	195,288
Total residential real estate	5,783	4,519	10,302	869,060	879,362
Consumer	391	260	651	73,378	74,029
Total loans	$12,702	$14,366	$27,068	$3,621,231	$3,648,299
On September 26, 2024, Hurricane Helene made landfall causing significant property damage across certain parts of the Company's market areas, particularly in Western North Carolina. In an effort to assist customers in their post-Hurricane Helene recovery and clean-up efforts, in the fourth quarter of the year ended December 31, 2024 we granted payment deferrals of up to six months to provide short-term relief to impacted customers. The outstanding balance of these deferrals was $18.9 million and $136.0 million at June 30, 2025 and December 31, 2024, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the six months ended June 30, 2025.

	June 30, 2025	December 31, 2024	90 Days+ & Still Accruing as of June 30, 2025	Nonaccrual with No ACL as of June 30, 2025	Interest Income Recognized
Commercial real estate
Commercial real estate – owner occupied	$8,929	$8,471	$—	$5,067	$361
Commercial real estate – non-owner occupied	4,719	3,551	—	3,758	116
Multifamily	—	47	—	—	1
Total commercial real estate	13,648	12,069	—	8,825	478
Commercial
Commercial and industrial	3,989	3,487	—	1,069	36
Equipment finance	5,998	4,666	—	—	128
Total commercial	9,987	8,153	—	1,069	164
Residential real estate
Construction and land development	414	132	—	—	5
One-to-four family	2,083	2,916	—	—	57
HELOCs	3,257	3,990	—	—	33
Total residential real estate	5,754	7,038	—	—	95
Consumer	439	407	—	—	16
Total loans	$29,828	$27,667	$—	$9,894	$753
The following tables present analyses of the ACL on loans by segment for the periods indicated below. In addition to the provision (benefit) for credit losses on loans presented below, a benefit of $82 and a provision of $658 for off-balance sheet credit exposures were recorded for the three and six months ended June 30, 2025, respectively, while no provision for commercial paper was recorded for either period. Benefits of $40 and $20 for off-balance sheet credit exposures were recorded for the three and six months ended June 30, 2024, respectively, while no provision for commercial paper was recorded for either period.

	Three Months Ended June 30, 2025
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$19,565	$14,863	$9,330	$984	$44,742
Provision (benefit) for credit losses	(520)	2,385	(435)	(45)	1,385
Charge-offs	—	(1,776)	(178)	(190)	(2,144)
Recoveries	—	97	5	54	156
Net (charge-offs) recoveries	—	(1,679)	(173)	(136)	(1,988)
Balance at end of period	$19,045	$15,569	$8,722	$803	$44,139

	Three Months Ended June 30, 2024
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$19,953	$16,620	$9,157	$1,772	$47,502
Provision (benefit) for credit losses	586	3,885	(123)	(48)	4,300
Charge-offs	—	(2,423)	(40)	(320)	(2,783)
Recoveries	—	33	109	62	204
Net (charge-offs) recoveries	—	(2,390)	69	(258)	(2,579)
Balance at end of period	$20,539	$18,115	$9,103	$1,466	$49,223

	Six Months Ended June 30, 2025
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$19,284	$15,267	$9,664	$1,070	$45,285
Provision (benefit) for credit losses	(277)	3,275	(773)	(40)	2,185
Charge-offs	—	(3,386)	(188)	(366)	(3,940)
Recoveries	38	413	19	139	609
Net (charge-offs) recoveries	38	(2,973)	(169)	(227)	(3,331)
Balance at end of period	$19,045	$15,569	$8,722	$803	$44,139

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
A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following tables provide a breakdown between loans identified as CDAs and non-CDAs, by segment and class, as well as collateral coverage for those loans as of the dates indicated below:

	Type and Extent of Collateral Securing CDAs				Non-CDAs
June 30, 2025	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$267,494	$267,494
Commercial real estate – owner occupied	—	—	6,131	—	555,492	561,623
Commercial real estate – non-owner occupied	—	—	4,719	—	872,721	877,440
Multifamily	—	—	—	—	113,416	113,416
Total commercial real estate	—	—	10,850	—	1,809,123	1,819,973
Commercial
Commercial and industrial	—	—	—	580	366,779	367,359
Equipment finance	—	—	—	2,627	357,872	360,499
Municipal leases	—	—	—	—	168,623	168,623
Total commercial	—	—	—	3,207	893,274	896,481
Residential real estate
Construction and land development	—	—	—	—	53,020	53,020
One-to-four family	—	—	—	—	640,287	640,287
HELOCs	—	—	—	—	205,918	205,918
Total residential real estate	—	—	—	—	899,225	899,225
Consumer	—	—	—	—	56,272	56,272
Total	$—	$—	$10,850	$3,207	$3,657,894	$3,671,951
Total collateral value	$—	$—	$13,873	$1,244

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Type and Extent of Collateral Securing CDAs				Non-CDAs
December 31, 2024	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$274,356	$274,356
Commercial real estate – owner occupied	—	—	6,376	—	539,114	545,490
Commercial real estate – non-owner occupied	—	—	3,820	—	862,274	866,094
Multifamily	—	—	—	—	120,425	120,425
Total commercial real estate	—	—	10,196	—	1,796,169	1,806,365
Commercial
Commercial and industrial	—	—	—	585	315,574	316,159
Equipment finance	—	—	—	717	405,683	406,400
Municipal leases	—	—	—	—	165,984	165,984
Total commercial	—	—	—	1,302	887,241	888,543
Residential real estate
Construction and land development	—	—	—	—	53,683	53,683
One-to-four family	—	—	—	—	630,391	630,391
HELOCs	—	—	—	—	195,288	195,288
Total residential real estate	—	—	—	—	879,362	879,362
Consumer	—	—	—	—	74,029	74,029
Total	$—	$—	$10,196	$1,302	$3,636,801	$3,648,299
Total collateral value	$—	$—	$13,938	$748
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

	Three Months Ended June 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – non-owner-occupied	$—	$755	$350	$—	$—	$—	0.13%
Commercial loans				—
Commercial and industrial	—	2,306	45	—	—	—	0.64
Residential real estate loans
One-to-four family	—	—	50	—	—	—	0.01
Total	$—	$3,061	$445	$—	$—	$—	0.10%

	Three Months Ended June 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial loans
Commercial and industrial	$—	$759	$630	$147	$—	$—	0.58%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – owner-occupied	$—	$774	$—	$—	$—	$—	0.14%
Commercial real estate – non-owner-occupied	—	755	350	—	—	—	0.13
Commercial loans
Commercial and industrial	—	2,854	419	115	—	—	0.92
Residential real estate loans
One-to-four family	—	—	50	—	—	—	0.01
Total	$—	$4,383	$819	$115	$—	$—	0.14%

	Six Months Ended June 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – non-owner-occupied	$—	$956	$—	$—	$—	$—	0.11%
Commercial loans
Commercial and industrial	—	2,137	630	147	—	—	1.10
Total	$—	$3,093	$630	$147	$—	$—	0.10%
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the period indicated below:

	Three Months Ended June 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial real estate
Commercial real estate – non-owner-occupied	$—	—%	6
Commercial loans
Commercial and industrial	—	—	10
Residential real estate loans
One-to-four family	—	—	11
Total	$—	—%	7

	Six Months Ended June 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial real estate
Commercial real estate – non-owner-occupied	$—	—%	6
Commercial loans
Commercial and industrial	—	7.0	10
Residential real estate loans
One-to-four family	—	—	11
Total	$—	7.0%	9

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present loans that had a payment default during the period indicated that had previously been modified within the prior twelve months. For purposes of this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms.

	Three Months Ended June 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial loans
Equipment finance	$—	$—	$—	$115

	Six Months Ended June 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial real estate
Commercial real estate – owner-occupied	$—	$675	$—	$161
Commercial loans
Commercial and industrial	—	—	132	—
Equipment finance	—	—	—	115
Total	$—	$675	$132	$276

	Three and Six Months Ended June 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial real estate
Commercial real estate – owner-occupied	$—	$956	$—	$—
There were no loans that had a payment default during the three months ended March 31, 2024 that had previously been modified within the prior twelve months.
Off-Balance Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At June 30, 2025 and December 31, 2024, the ACL on off-balance sheet credit exposures included in other liabilities was $3,330 and $2,672, respectively.
7. Premises and Equipment
Premises and equipment as of the dates indicated consist of the following:

	June 30, 2025	December 31, 2024
Land	$23,378	$25,818
Office buildings	68,537	75,450
Furniture, fixtures and equipment	20,313	19,880
Total	112,228	121,148
Less: accumulated depreciation	(49,522)	(51,276)
Premises and equipment, net	$62,706	$69,872
As noted in "Note 3 – Branch Sales", the majority of the changes between periods can be traced to the sale of $6,310 of premises and equipment associated with our two Knoxville, Tennessee branches during the six months ended June 30, 2025. The assets were sold at their carrying balance so no gain or loss was recognized on the sale.
The carrying balance of premises and equipment held for sale, at the lower of cost or fair value, was $616 at both June 30, 2025 and December 31, 2024.
Depreciation expense associated with premises and equipment was $1,905 and $1,859 for the six months ended June 30, 2025 and 2024, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
8. Deposit Accounts
Deposit accounts at the dates indicated consist of the following:

	June 30, 2025	December 31, 2024
Noninterest-bearing accounts	$698,843	$680,926
NOW accounts	561,524	575,238
Money market accounts	1,323,762	1,341,995
Savings accounts	179,980	181,317
Certificates of deposit	902,069	999,727
Total	$3,666,178	$3,779,203
Deposits received from executive officers, directors and their associates totaled approximately $1,137 and $1,223 at June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, scheduled maturities of certificates of deposit were as follows:

Remainder of 2025	$720,385
2026	172,794
2027	5,885
2028	1,779
2029	578
Thereafter	648
Total	$902,069
Certificates of deposit with balances of $250 or greater totaled $167,181 and $168,089 at June 30, 2025 and December 31, 2024, respectively. Generally, deposit amounts in excess of $250 are not federally insured.
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
The trust preferred securities accrue and pay quarterly distributions at a floating rate of 3-month Term SOFR plus 2.20%, which was 6.49% at June 30, 2025. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent the Trust has insufficient funds with which to make the distributions and other payments. The net combined effect of all documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.
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
Other Borrowings
Borrowings, outside of junior subordinated debt, consist of the following at the dates indicated:

	June 30, 2025		December 31, 2024
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances (short-term)	$35,000	4.57%	$—	—%
FRB advances (short-term)	230,000	4.50	188,000	4.50
Total other borrowings	$265,000	4.51%	$188,000	4.50%
All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction loans, indirect auto loans, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At June 30, 2025 and December 31, 2024, the Company had the ability to borrow $386,775 and $315,468, respectively, through additional FHLB advances and $2,772 and $106,592, respectively, through the unused portion of a line of credit with the FRB.
At both June 30, 2025 and December 31, 2024, the Company maintained revolving lines of credit with three unaffiliated banks which totaled $165,000, all of which was unused.

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

	June 30, 2025	December 31, 2024
Supplemental balance sheet information
ROU assets	$7,929	$8,072
Lease liabilities	$9,479	$9,557
Weighted-average remaining lease terms (years)	7.9	8.2
Weighted-average discount rate	3.62%	3.48%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at June 30, 2025:

Remainder of 2025	$901
2026	1,827
2027	1,852
2028	1,663
2029	893
Thereafter	3,867
Total undiscounted minimum lease payments	11,003
Less: amount representing interest	(1,524)
Total lease liability	$9,479
The following table presents components of operating lease expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost (included in occupancy expense, net)	$397	$408	$792	$814
Variable lease cost (included in occupancy expense, net)	2	1	2	2
Sublease income (included in other noninterest income)	(46)	(43)	(89)	(85)
Total operating lease expense, net	$353	$366	$705	$731
The following table presents supplemental operating lease cash flow information for the periods indicated:

	Six Months Ended June 30,
	2025	2024
ROU assets - noncash additions	$448	$—
Cash paid for amounts included in the measurement of lease liabilities	762	758
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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to seven years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $29,508 and $31,572 with a residual value of $13,907 and $13,662 as of June 30, 2025 and December 31, 2024, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following schedule summarizes aggregate future minimum lease payments to be received at June 30, 2025:

Remainder of 2025	$4,366
2026	6,622
2027	3,557
2028	3,199
2029	2,704
Thereafter	1,363
Total of future minimum payments	$21,811
As Lessor - Financing Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment of the loan portfolio. For the three months ended June 30, 2025 and 2024, interest income on equipment finance leases totaled $1,283 and $1,113, respectively. For the six months ended June 30, 2025 and 2024, interest income on equipment finance leases totaled $2,501 and $2,167, respectively.
The lease receivable component of finance lease net investment included within the equipment finance class of financing receivables was $73,172 and $70,420 at June 30, 2025 and December 31, 2024, respectively.
The following schedule summarizes, as of June 30, 2025, aggregate future minimum finance lease payments to be received:

Remainder of 2025	$13,638
2026	24,191
2027	19,868
2028	13,313
2029	7,633
Thereafter	5,614
Total undiscounted minimum lease payments	84,257
Less: amount representing interest	(11,085)
Total lease receivable	$73,172
11.    Equity Incentive Plan
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
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Share-based compensation expense	$496	$409	$986	$822
Tax benefit	117	97	233	193

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The table below presents stock option activity and related information for the six months ended June 30, 2025 and 2024:

	Options	Weighted-Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	534,350	$25.85	4.6	$776
Exercised	(10,000)	15.80
Forfeited	(23,600)	25.94
Options outstanding at June 30, 2024	500,750	$26.04	4.2	$2,049
Exercisable at June 30, 2024	451,780	$25.85	3.9	$1,907
Non-vested at June 30, 2024	48,970	$27.77	7.2	$142

Options outstanding at December 31, 2024	413,637	$26.02	3.8	$3,169
Exercised	(13,700)	24.08
Forfeited	(1,400)	26.72
Options outstanding at June 30, 2025	398,537	$26.08	3.3	$4,514
Exercisable at June 30, 2025	373,157	$25.93	3.1	$4,285
Non-vested at June 30, 2025	25,380	$28.37	6.4	$230
There were no options granted during the six months ended June 30, 2025 or 2024.
At June 30, 2025, the Company had $156 of unrecognized compensation expense related to 25,380 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 0.9 years at June 30, 2025. At June 30, 2024, the Company had $300 of unrecognized compensation expense related to 48,970 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.2 years at June 30, 2024.
The table below presents restricted stock award activity and related information:

	Restricted Stock Awards(1)	Performance-Based Restricted Stock Units(2)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2023	106,143	25,001	$27.70	$3,530
Granted	72,502	15,899	26.60
Vested	(36,637)	—	27.26
Non-vested at June 30, 2024	142,008	40,900	$27.33	$5,493

Non-vested at December 31, 2024	138,582	30,001	$27.15	$5,678
Granted	59,329	15,444	37.38
Vested	(50,326)	—	27.20
Forfeited	(3,621)	—	26.90
Non-vested at June 30, 2025	143,964	45,445	$31.18	$7,086
(1)Restricted stock awards are scheduled to vest over 1.0 year for director awards and 5.0 years for employee awards.
(2)Performance-based restricted stock units are scheduled to vest over 3.0 years assuming the applicable financial goals are met.
At June 30, 2025, unrecognized compensation expense was $4,803 related to 189,409 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.8 years at June 30, 2025. At June 30, 2024, unrecognized compensation expense was $3,982 related to 182,908 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.8 years at June 30, 2024.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
12. Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income	$17,210	$12,418	$31,749	$27,485
Allocation of earnings to participating securities	(190)	(133)	(350)	(295)
Numerator for basic and diluted EPS - net income available to common stockholders	$17,020	$12,285	$31,399	$27,190
Denominator
Weighted-average common shares outstanding - basic	17,006,141	16,883,028	17,008,699	16,871,383
Dilutive effect of assumed exercise of stock options	100,307	21,070	101,143	17,167
Weighted-average common shares outstanding - diluted	17,106,448	16,904,098	17,109,842	16,888,550
Net income per share - basic	$1.01	$0.73	$1.85	$1.61
Net income per share - diluted	$1.00	$0.73	$1.84	$1.61
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 109,450 stock options that were anti-dilutive as of June 30, 2024. No stock options were anti-dilutive as of June 30, 2025.
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
The table below presents details of loan commitments outstanding as of the dates indicated:

	June 30, 2025	December 31, 2024
Variable rate commitments	$44,832	$56,922
Fixed rate commitments(1)	43,794	28,096
Total loan commitments	$88,626	$85,018
Range of fixed interest rates	4.46% - 10.25%	4.14% - 10.25%

Undisbursed portions of construction loans	$210,845	$145,523
Pre-approved but unused lines of credit(2)	$797,133	$712,274
(1)Fixed rate commitments had terms ranging from three to 30 years as of each date presented.
(2)Principally second mortgage home equity loans and overdraft protection loans.
The commitments presented in the above table represent the Company’s exposure to credit risk and, in the opinion of management, have no more than the normal lending risk that the Company commits to its borrowers.
The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments such as TBAs, mandatory delivery commitments with investors, or best efforts forward sale commitments with investors. The fair value of these interest rate lock commitments was not material at June 30, 2025 or December 31, 2024.
Equity Investment Commitments – As of June 30, 2025, the Company had committed $32,000 across ten SBIC investments with $10,855 remaining to be drawn, while as of December 31, 2024, the Company had committed $28,000 across nine SBIC investments with $8,598 remaining to be drawn. Similarly, as of June 30, 2025, the Company had committed $10,000 towards a solar tax equity investment with $9,817 remaining to be drawn. No such commitment existed as of December 31, 2024. Although the remaining capital commitments may or may not be called in the future, under the terms of the associated agreements, the Company's exposure will not extend beyond the amount of the original commitments.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of June 30, 2025 and December 31, 2024 were $53,877 and $53,226, respectively. There was no liability recorded for these letters of credit at June 30, 2025 or December 31, 2024.

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
14.    Fair Value of Financial Instruments
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description of valuation methodologies used for assets recorded at fair value. As of both June 30, 2025 and December 31, 2024, the Company did not have any liabilities recorded at fair value.
The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 20 of the 2024 Form 10-K.
Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$137,585	$—	$137,585	$—
Municipal bonds	1,885	—	1,885	—
Corporate bonds	4,472	—	4,472	—
Total debt securities available for sale	$143,942	$—	$143,942	$—

Loans held for sale	$1,106	$—	$1,106	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$144,147	$—	$144,147	$—
Municipal bonds	3,396	—	3,396	—
Corporate bonds	4,468	—	4,468	—
Total debt securities available for sale	$152,011	$—	$152,011	$—

Loans held for sale	$4,144	$—	$4,144	$—
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
There were no transfers between levels during the six months ended June 30, 2025 or 2024.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present financial assets measured at fair value on a non-recurring basis at the dates indicated:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate – owner occupied	$364	$—	$—	$364
Commercial real estate – non-owner occupied	546	—	—	546
Commercial loans
Commercial and industrial	204	—	—	204
Equipment finance	1,040	—	—	1,040
Total	$2,154	$—	$—	$2,154

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate – owner occupied	$505	$—	$—	$505
Commercial real estate – non-owner occupied	546	—	—	546
Commercial loans
Commercial and industrial	296	—	—	296
Equipment finance	346	—	—	346
Total	$1,693	$—	$—	$1,693
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
The stated carrying value and estimated fair value amounts of financial instruments as of June 30, 2025 and December 31, 2024 are summarized below:

	June 30, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$297,209	$297,209	$297,209	$—	$—
Certificates of deposit in other banks	23,319	23,319	—	23,319	—
Debt securities available for sale, at fair value	143,942	143,942	—	143,942	—
Loans held for sale, at fair value	1,106	1,106	1,106	—	—
Loans held for sale, at the lower of cost or fair value	169,835	172,032	—	—	172,032
Loans, net	3,627,812	3,546,351	—	—	3,546,351
Accrued interest receivable	16,554	16,554	61	601	15,892
Liabilities
Noninterest-bearing and NOW deposits	1,260,367	1,260,367	—	1,260,367	—
Money market accounts	1,323,762	1,323,762	—	1,323,762	—
Savings accounts	179,980	179,980	—	179,980	—
Certificates of deposit	902,069	900,628	—	900,628	—
Junior subordinated debt	10,170	9,914	—	9,914	—
Borrowings	265,000	265,102	—	265,102	—
Accrued interest payable	4,392	4,392	—	4,392	—

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
The Company had off-balance sheet financial commitments, which included approximately $1,150,482 and $996,042 of commitments to originate loans, undisbursed portions of construction loans, unused lines of credit and standby letters of credit at June 30, 2025 and December 31, 2024, respectively (see "Note 13 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.
15.    Subsequent Event
On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” commonly referred to as the One Big Beautiful Bill. The Corporation is currently evaluating the income tax implications of the bill, but does not expect it to have a material impact on the Corporation’s financial statements.

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

Overview
For the quarter ended June 30, 2025 compared to the quarter ended March 31, 2025:
•net income was $17.2 million compared to $14.5 million;
•diluted EPS were $1.00 compared to $0.84;
•annualized ROA was 1.58% compared to 1.33%;
•annualized ROE was 11.97% compared to 10.52%;
•net interest margin was 4.32% compared to 4.18%;
•provision for credit losses was $1.3 million compared to $1.5 million;
•gain on the sale of our two Knoxville, Tennessee branches was $1.4 million compared to $0;
•quarterly cash dividends continued at $0.12 per share totaling $2.1 million for both periods; and
•78,412 shares of Company common stock were repurchased during the current quarter at an average price of $35.74 compared to 14,800 shares repurchased at an average price of $33.64 in the prior quarter.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024:
•net income was $31.7 million compared to $27.5 million;
•diluted EPS were $1.84 compared to $1.61;
•annualized ROA was 1.46% compared to 1.25%;
•annualized ROE was 11.26% compared to 10.73%;
•net interest margin was 4.25% compared to 4.08%;
•provision for credit losses was $2.8 million compared to $5.4 million;
•tax-free death benefit proceeds from life insurance were $0 compared to $1.1 million;
•cash dividends of $0.24 per share totaling $4.1 million compared to $0.22 per share totaling $3.7 million; and
•93,212 shares of Company common stock were repurchased during the six months ended June 30, 2025 at an average price of $35.41 compared to 23,483 shares repurchased at an average price of $27.48 in the same period last year.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Interest and dividend income	$63,641	$63,635	$127,276	$128,769
Interest expense	19,412	20,728	40,140	44,828
Net interest income	44,229	42,907	87,136	83,941
Provision for credit losses	1,303	1,540	2,843	5,425
Net interest income after provision for credit losses	42,926	41,367	84,293	78,516
Noninterest income	10,157	8,027	18,184	16,924
Noninterest expense	31,255	30,961	62,216	60,619
Income before income taxes	21,828	18,433	40,261	34,821
Income tax expense	4,618	3,894	8,512	7,336
Net income	$17,210	$14,539	$31,749	$27,485

Net income per common share(1)
Basic	$1.01	$0.84	$1.85	$1.61
Diluted	1.00	0.84	1.84	1.61
Cash dividends declared per common share	0.12	0.12	0.24	0.22
Book value per share at end of period	33.12	32.21	33.12	30.03
Tangible book value per share at end of period(2)	30.92	30.00	30.92	27.73
Market price per share at end of period	37.41	34.28	37.41	30.03
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
Set forth below is a reconciliation to US GAAP of tangible book value and tangible book value per share:

(Dollars in thousands, except per share data)	June 30, 2025	March 31, 2025	June 30, 2024
Total stockholders' equity	$579,274	$565,449	$523,628
Less: goodwill, core deposit intangibles, net of taxes	38,477	38,793	40,063
Tangible book value	$540,797	$526,656	$483,565
Common shares outstanding	17,492,143	17,552,626	17,437,326
Book value per share	$33.12	$32.21	$30.03
Tangible book value per share	$30.92	$30.00	$27.73
Set forth below is a reconciliation to US GAAP of tangible equity to tangible assets:

(Dollars in thousands)	June 30, 2025	March 31, 2025	June 30, 2024
Tangible equity(1)	$540,797	$526,656	$483,565
Total assets	4,578,053	4,558,060	4,670,864
Less: goodwill, core deposit intangibles, net of taxes	38,477	38,793	40,063
Total tangible assets	$4,539,576	$4,519,267	$4,630,801

Tangible equity to tangible assets	11.91%	11.65%	10.44%
(1)Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and March 31, 2025
Net Income.  Net income totaled $17.2 million, or $1.00 per diluted share, for the three months ended June 30, 2025 compared to $14.5 million, or $0.84 per diluted share, for the three months ended March 31, 2025, an increase of $2.7 million, or 18.4%. Results for the three months ended June 30, 2025 benefited from a $1.3 million increase in net interest income and a $2.1 million increase in noninterest income due to a $1.4 million gain on the sale of two branch locations. Details of the changes in the various components of net income are further discussed below.
Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	June 30, 2025			March 31, 2025
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,804,502	$60,440	6.37%	$3,802,003	$58,613	6.25%
Debt securities available for sale	149,611	1,658	4.45	152,659	1,787	4.75
Other interest-earning assets(2)	149,175	1,543	4.15	206,242	3,235	6.36
Total interest-earning assets	4,103,288	63,641	6.22	4,160,904	63,635	6.20
Other assets	263,603			266,141
Total assets	$4,366,891			$4,427,045
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$563,817	$1,251	0.89%	$573,316	$1,324	0.94%
Money market accounts	1,329,973	9,004	2.72	1,345,575	9,177	2.77
Savings accounts	182,340	37	0.08	183,354	38	0.08
Certificate accounts	868,321	8,564	3.96	951,715	9,824	4.19
Total interest-bearing deposits	2,944,451	18,856	2.57	3,053,960	20,363	2.70
Junior subordinated debt	10,154	206	8.14	10,129	205	8.21
Borrowings	31,154	350	4.51	12,301	160	5.28
Total interest-bearing liabilities	2,985,759	19,412	2.61	3,076,390	20,728	2.73
Noninterest-bearing deposits	744,585			719,522
Other liabilities	59,973			70,821
Total liabilities	3,790,317			3,866,733
Stockholders' equity	576,574			560,312
Total liabilities and stockholders' equity	$4,366,891			$4,427,045
Net earning assets	$1,117,529			$1,084,514
Average interest-earning assets to average interest-bearing liabilities	137.43%			135.25%
Non-tax-equivalent
Net interest income		$44,229			$42,907
Interest rate spread			3.61%			3.47%
Net interest margin(3)			4.32%			4.18%
Tax-equivalent(4)
Net interest income		$44,660			$43,325
Interest rate spread			3.65%			3.51%
Net interest margin(3)			4.37%			4.22%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Tax-equivalent results include adjustments to interest income of $431 and $418 for the three months ended June 30, 2025 and March 31, 2025, respectively, calculated based on a combined federal and state tax rate of 24%.
Total interest and dividend income for the three months ended June 30, 2025 did not vary significantly when compared to the three months ended March 31, 2025. Regarding the components of this income, loan interest income increased $1.8 million, or 3.1%, primarily due to an increase in yield on loans and an additional day in the current quarter, which was partially offset by a $1.7 million, or 52.3%, decrease in other investments and interest-bearing deposits income, mainly due to a $1.0 million, or 78.9%, decrease in SBIC investment income where significant investment appreciation was recognized in the prior quarter. Accretion income on acquired loans of $1.0 million and $322,000 was recognized during the same periods, respectively, and was included in interest income on loans.

Total interest expense for the three months ended June 30, 2025 decreased $1.3 million, or 6.3%, compared to the three months ended March 31, 2025. The decrease was primarily the result of a decline in the average balance of certificate accounts, specifically brokered deposits, and a decline in the average cost of funds across funding categories.
The following table shows the effects that changes in average balances (volume), including the difference in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase / (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$703	$1,124	$1,827
Debt securities available for sale	(17)	(112)	(129)
Other interest-earning assets	(878)	(814)	(1,692)
Total interest-earning assets	(192)	198	6
Interest-bearing liabilities
Interest-bearing checking accounts	(8)	(65)	(73)
Money market accounts	(7)	(166)	(173)
Savings accounts	—	(1)	(1)
Certificate accounts	(767)	(493)	(1,260)
Junior subordinated debt	3	(2)	1
Borrowings	249	(59)	190
Total interest-bearing liabilities	(530)	(786)	(1,316)
Increase in net interest income			$1,322
Provision for Credit Losses.  The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the current expected credit losses model.
The following table presents a breakdown of the components of the provision for credit losses:

	Three Months Ended
(Dollars in thousands)	June 30, 2025	March 31, 2025	$ Change	% Change
Provision for credit losses
Loans	$1,385	$800	$585	73%
Off-balance-sheet credit exposure	(82)	740	(822)	(111)
Total provision for credit losses	$1,303	$1,540	$(237)	(15)%
For the quarter ended June 30, 2025, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $2.0 million during the quarter:
•$0.3 million benefit driven by changes in the loan mix.
•$1.6 million benefit due to changes in qualitative adjustments, partially offset by a slight worsening of the projected economic forecast, specifically the national unemployment rate. Of note, we released the $2.2 million qualitative allocation previously established for the potential impact of Hurricane Helene upon our loan portfolio which had been established in the quarter ended September 30, 2024. Any residual impact of the Hurricane is believed to have now been reflected elsewhere within the ACL calculation.
•$1.3 million increase in specific reserves on individually evaluated loans.
For the quarter ended March 31, 2025, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $1.3 million during the quarter:
•$0.6 million benefit driven by changes in the loan mix.
•A slight improvement in the projected economic forecast, specifically the national unemployment rate, was offset by changes in qualitative adjustments.
•$0.1 million increase in specific reserves on individually evaluated loans.
For the quarter ended June 30, 2025, the amount recorded for off-balance-sheet credit exposure was the result of an increase in the balance of loan commitments offset by changes in the projected economic forecast and qualitative allocation as outlined above. For the quarter ended March 31, 2025, the amount recorded for off-balance-sheet credit exposure was the result of an increase in the balance of loan commitments and changes in the loan mix and projected economic forecast as outlined above.

Noninterest Income.  Noninterest income for the three months ended June 30, 2025 increased $2.1 million, or 26.5%, when compared to the quarter ended March 31, 2025. Changes in the components of noninterest income are discussed below:

	Three Months Ended
(Dollars in thousands)	June 30, 2025	March 31, 2025	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$2,502	$2,244	$258	11%
Loan income and fees	548	721	(173)	(24)
Gain on sale of loans held for sale	2,109	1,908	201	11
BOLI income	852	842	10	1
Operating lease income	1,876	1,379	497	36
Gain on sale of branches	1,448	—	1,448	100
Gain on sale of premises and equipment	28	—	28	100
Other	794	933	(139)	(15)
Total noninterest income	$10,157	$8,027	$2,130	27%
•Gain on sale of loans held for sale: The increase was primarily driven by sales of the guaranteed portion of SBA commercial loans during the period. There were $7.3 million in sales of the guaranteed portion of SBA commercial loans with gains of $570,000 for the current quarter compared to $4.6 million sold and gains of $366,000 for the prior quarter. There were $108.8 million of HELOCs originated for sale which were sold during the current quarter with gains of $954,000 compared to $89.4 million sold with gains of $1.1 million in the prior quarter. There were $30.3 million of residential mortgage loans sold for gains of $558,000 during the current quarter compared to $18.8 million sold with gains of $473,000 in the prior quarter. Our hedging of mandatory commitments on the residential mortgage loan pipeline resulted in a net gain of $27,000 for the current quarter compared to a net gain of $13,000 for the prior quarter.
•Operating lease income: The increase was primarily the result of a reduction in losses recognized on the sale of previously leased equipment. We recognized net losses of $358,000 and $745,000 during the three months ended June 30, 2025 and March 31, 2025, respectively.
•Gain on sale of branches: On May 23, 2025, we completed the previously announced sale of our two Knoxville, Tennessee branches, recognizing a gain of $1.4 million. The gain was primarily the result of a premium received on the deposits assumed by the purchasing institution, partially offset by expenses associated with the transaction.
Noninterest Expense.  Noninterest expense for the three months ended June 30, 2025 increased $294,000, or 0.9%, when compared to the three months ended March 31, 2025. Changes in the components of noninterest expense are discussed below:

	Three Months Ended
(Dollars in thousands)	June 30, 2025	March 31, 2025	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$18,208	$17,699	$509	3%
Occupancy expense, net	2,375	2,511	(136)	(5)
Computer services	2,488	2,805	(317)	(11)
Operating lease depreciation expense	1,789	1,868	(79)	(4)
Telephone, postage and supplies	561	546	15	3
Marketing and advertising	442	452	(10)	(2)
Deposit insurance premiums	473	511	(38)	(7)
Core deposit intangible amortization	411	515	(104)	(20)
Other	4,508	4,054	454	11
Total noninterest expense	$31,255	$30,961	$294	1%
•Computer services: At the end of the prior calendar year, we finalized the multiyear renewal of our largest core processing contract. The decrease in expense quarter-over-quarter is a reflection of the improved vendor pricing negotiated through this effort.
•Other: The change was driven by an increase in loan workout expenses in addition to smaller increases across several other expense categories.
Income Taxes.  The amount of income tax expense is influenced by the amount of pre-tax income, tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rates for the three months ended June 30, 2025 and March 31, 2025 were 21.2% and 21.1%, respectively.
Comparison of Results of Operations for the Six Months Ended June 30, 2025 and June 30, 2024
Net Income.  Net income totaled $31.7 million, or $1.84 per diluted share, for the six months ended June 30, 2025 compared to $27.5 million, or $1.61 per diluted share, for the six months ended June 30, 2024, an increase of $4.3 million, or 15.5%. The results for the six months ended June 30, 2025 were positively impacted by a $3.2 million increase in net interest income, a decrease of $2.6 million in the provision for credit losses and a $1.3 million increase in noninterest income, partially offset by a $1.6 million increase in noninterest expense. Details of the changes in the various components of net income are further discussed below.

Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,803,259	$119,053	6.31%	$3,874,740	$122,113	6.34%
Debt securities available for sale	151,127	3,445	4.60	130,510	2,808	4.33
Other interest-earning assets(2)	177,551	4,778	5.43	135,936	3,848	5.69
Total interest-earning assets	4,131,937	127,276	6.21	4,141,186	128,769	6.25
Other assets	264,865			282,550
Total assets	$4,396,802			$4,423,736
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$568,540	$2,575	0.91%	$588,567	$2,870	0.98%
Money market accounts	1,337,731	18,180	2.74	1,289,758	19,340	3.02
Savings accounts	182,844	75	0.08	189,887	84	0.09
Certificate accounts	909,787	18,389	4.08	895,242	19,162	4.30
Total interest-bearing deposits	2,998,902	39,219	2.64	2,963,454	41,456	2.81
Junior subordinated debt	10,142	411	8.17	10,042	470	9.41
Borrowings	21,780	510	4.72	95,235	2,902	6.13
Total interest-bearing liabilities	3,030,824	40,140	2.67	3,068,731	44,828	2.94
Noninterest-bearing deposits	732,123			789,565
Other liabilities	65,367			50,224
Total liabilities	3,828,314			3,908,520
Stockholders' equity	568,488			515,216
Total liabilities and stockholders' equity	$4,396,802			$4,423,736
Net earning assets	$1,101,113			$1,072,455
Average interest-earning assets to average interest-bearing liabilities	136.33%			134.95%
Non-tax-equivalent
Net interest income		$87,136			$83,941
Interest rate spread			3.54%			3.31%
Net interest margin(3)			4.25%			4.08%
Tax-equivalent(4)
Net interest income		$87,985			$84,645
Interest rate spread			3.58%			3.35%
Net interest margin(3)			4.29%			4.11%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Tax-equivalent results include adjustments to interest income of $849 and $704 for the six months ended June 30, 2025 and June 30, 2024, respectively, calculated based on a combined federal and state tax rate of 24%.
Total interest and dividend income for the six months ended June 30, 2025 decreased $1.5 million, or 1.2%, compared to the six months ended June 30, 2024, which was driven by a $3.1 million, or 2.5%, decrease in interest income on loans, partially offset by a combined $1.6 million, or 23.5%, increase in interest income on debt securities available for sale and other interest-earning assets. Accretion income on acquired loans of $1.3 million and $1.4 million was recognized during the same periods, respectively, and was included in interest income on loans. The overall decrease in average yield on interest-earning assets was mainly the result of a decline in average balances, specifically for the loan portfolio where we continue to be focused on prudent loan growth.
Total interest expense for the six months ended June 30, 2025 decreased $4.7 million, or 10.5%, compared to the six months ended June 30, 2024. The change was primarily the result of a decrease in the average balance of borrowings in addition to the cost of funds across all funding sources.

The following table shows the effects that changes in average balances (volume), including the difference in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase / (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$(2,583)	$(477)	$(3,060)
Debt securities available for sale	434	203	637
Other interest-earning assets	1,165	(235)	930
Total interest-earning assets	(984)	(509)	(1,493)
Interest-bearing liabilities
Interest-bearing checking accounts	(105)	(190)	(295)
Money market accounts	669	(1,829)	(1,160)
Savings accounts	(3)	(6)	(9)
Certificate accounts	260	(1,033)	(773)
Junior subordinated debt	4	(63)	(59)
Borrowings	(2,240)	(152)	(2,392)
Total interest-bearing liabilities	(1,415)	(3,273)	(4,688)
Increase in net interest income			$3,195
Provision for Credit Losses.  The following table presents a breakdown of the components of the provision for credit losses:

	Six Months Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Provision for credit losses
Loans	$2,185	$5,445	$(3,260)	(60)%
Off-balance-sheet credit exposure	658	(20)	678	3,390
Total provision for credit losses	$2,843	$5,425	$(2,582)	(48)%
For the six months ended June 30, 2025, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $3.3 million during the period.
•$0.9 million benefit driven by changes in the loan mix.
•$1.6 million benefit due to changes in qualitative adjustments, partially offset by a slight worsening of the projected economic forecast, specifically the national unemployment rate. Of note, we released the $2.2 million qualitative allocation previously established for the potential impact of Hurricane Helene upon our loan portfolio which had been established in the quarter ended September 30, 2024. Any residual impact of the Hurricane is believed to have now been reflected elsewhere within the ACL calculation.
•$1.4 million increase in specific reserves on individually evaluated loans.
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
For the six months ended June 30, 2025 and June 30, 2024, the amounts recorded for off-balance-sheet credit exposure were the result of changes in the balance of loan commitments, loan mix and projected economic forecast as outlined above.

Noninterest Income.  Noninterest income for the six months ended June 30, 2025 increased $1.3 million, or 7.4%, when compared to the same period last year. Changes in the components of noninterest income are discussed below:

	Six Months Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$4,746	$4,503	$243	5%
Loan income and fees	1,269	1,325	(56)	(4)
Gain on sale of loans held for sale	4,017	3,285	732	22
BOLI income	1,694	2,642	(948)	(36)
Operating lease income	3,255	3,450	(195)	(6)
Gain on sale of branches	1,448	—	1,448	100
Gain (loss) on sale of premises and equipment	28	(9)	37	411
Other	1,727	1,728	(1)	—
Total noninterest income	$18,184	$16,924	$1,260	7%
•Gain on sale of loans held for sale: The increase in the gain on sale of loans held for sale was primarily driven by HELOCs and residential mortgage loans sold during the period. During the six months ended June 30, 2025, there were $198.2 million of HELOCs sold during the current period for gains of $2.0 million compared to $40.7 million sold and gains of $473,000 for the corresponding period in the prior year. There were $49.1 million of residential mortgage loans originated for sale which were sold with gains of $1.0 million compared to $36.6 million sold with gains of $667,000 for the corresponding period in the prior year. There were $11.9 million of sales of the guaranteed portion of SBA commercial loans with gains of $936,000 compared to $25.6 million sold and gains of $2.1 million for the corresponding period in the prior year. Our hedging of mandatory commitments on the residential mortgage loan pipeline resulted in a net gain of $40,000 for the six months ended June 30, 2025 versus a net loss of $3,000 for the six months ended June 30, 2024.
•BOLI income: The decrease was due to $1.1 million in tax-free gains on death benefit proceeds in excess of the cash surrender value of the policies recognized in the prior period, partially offset by higher yielding policies as a result of restructuring the portfolio at the end of the prior calendar year.
•Gain on sale of branches: As discussed earlier, during the current period we completed the previously announced sale of our two Knoxville, Tennessee branches, recognizing a gain of $1.4 million in the current period.
Noninterest Expense.  Noninterest expense for the six months ended June 30, 2025 increased $2.1 million, or 3.6%, when compared to the same period last year. Changes in the components of noninterest expense are discussed below:

	Six Months Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$35,907	$33,584	$2,323	7%
Occupancy expense, net	4,886	4,856	30	1
Computer services	5,293	6,204	(911)	(15)
Operating lease depreciation expense	3,657	3,565	92	3
Telephone, postage and supplies	1,107	1,165	(58)	(5)
Marketing and advertising	894	1,251	(357)	(29)
Deposit insurance premiums	984	1,085	(101)	(9)
Core deposit intangible amortization	926	1,329	(403)	(30)
Other	8,562	7,580	982	13
Total noninterest expense	$62,216	$60,619	$1,597	3%
•Salaries and employee benefits: The increase was primarily the result of increases in both pay and incentive compensation.
•Computer services: As discussed earlier, the decrease in expense year-over-year is a reflection of the improved vendor pricing associated with the multiyear renewal of our largest core processing contract.
•Marketing and advertising: The decrease was the result of a reduction in spending in the six months ended June 30, 2025 when compared to the same period of the prior year, as we re-evaluated our marketing strategy for future periods.
•Core deposit intangible amortization: The intangible recorded associated with the Quantum merger is being amortized on an accelerated basis, so the rate of amortization slowed year-over-year.
•Other: The increase period-over-period was driven by increases of $274,000 in losses on the sale repossessed equipment, $234,000 in community association banking deposit line of business referral fees, and $224,000 in consulting fees.
Income Taxes. The amount of income tax expense is influenced by the amount of pre-tax income, tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rate was 21.1% for both the six months ended June 30, 2025 and June 30, 2024.
Comparison of Financial Condition at June 30, 2025 and December 31, 2024
General.  Total assets decreased by $17.4 million to $4.6 billion and total liabilities decreased by $44.9 million to $4.0 billion, respectively, at June 30, 2025 as compared to December 31, 2024. These changes can be traced to the use of the proceeds of both loan sales and the maturities of debt securities and certificates of deposit to fund loan growth. Total deposits declined by $113.0 million over the same period. The decrease was mainly the result of a reduction in brokered deposits of $96.5 million and $34.3 million of deposits which were assumed by the purchaser of our two Knoxville, Tennessee branches. Borrowings increased by $77.0 million to provide additional liquidity.
Cash and Cash Equivalents.  Total cash and cash equivalents increased $18.0 million, or 6.4%, to $297.2 million at June 30, 2025 from $279.2 million at December 31, 2024.
Debt Securities Available for Sale.  Debt securities available for sale decreased $8.1 million, or 5.3%, to $143.9 million at June 30, 2025 from $152.0 million at December 31, 2024.
Loans Held for Sale. Loans held for sale decreased $35.2 million, or 17.1%, to $170.9 million at June 30, 2025 from $206.2 million at December 31, 2024. This was driven by a decrease of $39.2 million, or 22.3%, in HELOCs held for sale due to loan sales during the current quarter, partially offset by a $4.2 million, or 18.3%, increase in SBA loans held for sale.
Loans, Net of Deferred Loan Fees and Costs.  Total loans increased $23.7 million, to $3.7 billion at June 30, 2025 as compared to the balance at December 31, 2024. The following table illustrates the changes within the portfolio:

	As of		Change		Percent of Total
	June 30, 2025	December 31, 2024			June 30, 2025	December 31, 2024
(Dollars in thousands)			$	%
Commercial real estate loans
Construction and land development	$267,494	$274,356	$(6,862)	(3)%	7%	8%
Commercial real estate – owner occupied	561,623	545,490	16,133	3	15	15
Commercial real estate – non-owner occupied	877,440	866,094	11,346	1	24	24
Multifamily	113,416	120,425	(7,009)	(6)	3	3
Total commercial real estate loans	1,819,973	1,806,365	13,608	1	49	50
Commercial loans
Commercial and industrial	367,359	316,159	51,200	16	10	9
Equipment finance	360,499	406,400	(45,901)	(11)	10	11
Municipal leases	168,623	165,984	2,639	2	5	5
Total commercial loans	896,481	888,543	7,938	1	25	25
Residential real estate loans
Construction and land development	53,020	53,683	(663)	(1)	1	1
One-to-four family	640,287	630,391	9,896	2	17	17
HELOCs	205,918	195,288	10,630	5	6	5
Total residential real estate loans	899,225	879,362	19,863	2	24	23
Consumer loans	56,272	74,029	(17,757)	(24)	2	2
Total loans, net of deferred loan fees and costs	$3,671,951	$3,648,299	$23,652	1%	100%	100%
Asset Quality. Nonperforming assets, made up of nonaccrual loans and repossessed assets, increased by $2.5 million, or 8.9%, to $30.5 million, or 0.67% of total assets, at June 30, 2025 compared to $28.0 million, or 0.61% of total assets, at March 31, 2025. Owner occupied commercial real estate ("CRE") made up the largest portion of nonperforming assets at $8.9 million and $8.6 million, respectively, at these same dates. One relationship made up $5.0 million of the totals at both dates but no loss is anticipated. In addition, equipment finance loans made up $6.0 million and $5.1 million, respectively, at these same dates, concentrated in the transportation sector. The ratio of nonperforming loans to total loans was 0.81% at June 30, 2025 compared to 0.74% at March 31, 2025.
Nonperforming assets increased by $1.7 million, or 6.1%, to $30.5 million, or 0.67% of total assets, at June 30, 2025 compared to $28.8 million, or 0.63% of total assets, at December 31, 2024, with the composition of nonperforming assets remaining consistent between periods. The ratio of nonperforming loans to total loans was 0.81% at June 30, 2025 compared to 0.76% at December 31, 2024.
Classified assets increased by $8.2 million, or 20.0%, to $48.8 million, or 1.07% of total assets, as of June 30, 2025 when compared to the balance of $40.7 million, or 0.89% of total assets, at March 31, 2025. The drivers of the change were increases of $3.2 million in Equipment Finance loans, $2.3 million in commercial and industrial loans, and $1.6 million in owner-occupied CRE loans. Classified assets increased by $69,000, or 0.14%, to $48.8 million, or 1.07% of total assets, as of June 30, 2025 when compared to the balance of $48.8 million, or 1.06% of total assets, at December 31, 2024. The largest portfolios of classified assets at June 30, 2025 included $14.5 million of owner-occupied CRE loans, $8.6 million of equipment finance loans, $6.5 million of both 1-4 family residential real estate and commercial and industrial loans, $5.4 million of HELOCs, and $4.7 million of non-owner occupied CRE loans.
Lastly, in an effort to assist customers in their post-Hurricane Helene recovery and clean-up efforts, at the end of the prior calendar year we granted payment deferrals of up to six months to provide short-term relief to impacted customers. The outstanding balance of these deferrals declined from $136.0 million at December 31, 2024 to $18.9 million at June 30, 2025. As stated earlier, after reassessing the remaining exposure and the sufficiency of the ACL in place, in the current quarter we released the $2.2 million qualitative allocation previously established for the storm upon our loan portfolio which had been established in the quarter ended September 30, 2024. To date, $27,000 in charge-offs have been recognized which were directly related to Hurricane Helene.
Allowance for Credit Losses on Loans. The ACL on loans was $44.1 million, or 1.20% of total loans, at June 30, 2025 compared to $45.3 million, or 1.24% of total loans, at December 31, 2024. The drivers of this change are discussed in the "Comparison of Results of Operations for the Six Months Ended June 30, 2025 and June 30, 2024 – Provision for Credit Losses" section above.

Net loan charge-offs totaled $3.3 million for the six months ended June 30, 2025 compared to $4.9 million for the same period last year. Annualized net charge-offs as a percentage of average loans were 0.18% for the six months ended June 30, 2025 as compared to 0.25% for the six months ended June 30, 2024.
Premises and Equipment.  Premises and equipment decreased by $7.2 million, or 10.3%, to $62.7 million at June 30, 2025 from $69.9 million at December 31, 2024. The majority of the change can be traced to the completion of the sale of our two Knoxville, Tennessee branches, which included the sale of $6.3 million of premises and equipment.
Deposits.  The following table summarizes the composition of our deposit portfolio as of the dates indicated:

(Dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Core deposits
Noninterest-bearing accounts	$698,843	$680,926	$17,917	3%
NOW accounts	561,524	575,238	(13,714)	(2)
Money market accounts	1,323,762	1,341,995	(18,233)	(1)
Savings accounts	179,980	181,317	(1,337)	(1)
Total core deposits	2,764,109	2,779,476	(15,367)	(1)
Certificates of deposit	902,069	999,727	(97,658)	(10)
Total	$3,666,178	$3,779,203	$(113,025)	(3)%
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction, indirect auto, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At June 30, 2025, the Company had the ability to borrow $386.8 million through additional FHLB advances and $2.8 million through the unused portion of a line of credit with the FRB. At this same date, the Company maintained revolving lines of credit with three unaffiliated banks which totaled $165.0 million, all of which was unused.
We also classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our securities portfolio is of high quality, of short duration, and the securities would therefore be readily marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At June 30, 2025, brokered deposits totaled $290.6 million, or 7.9% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and debt securities, including MBS. On a stand-alone level we are a separate legal entity from the Bank and must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At June 30, 2025, we (on an unconsolidated basis) had liquid assets of $7.2 million.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals and to fund loan commitments. At June 30, 2025, the total approved loan commitments and unused lines of credit outstanding amounted to $299.5 million and $797.1 million, respectively, as compared to $230.5 million and $712.3 million as of December 31, 2024. Certificates of deposit scheduled to mature in one year or less at June 30, 2025 totaled $881.5 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this strategy, we believe that a majority of maturing deposits will be retained.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements, mainly to manage customers' requests for funding. These transactions primarily take the form of loan commitments and lines of credit and involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. For further information, see "Note 13 – Commitments and Contingencies" in this Quarterly Report on Form 10-Q.
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
At June 30, 2025, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. Consistent with the Company's goals to operate a sound and profitable organization, its policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at June 30, 2025 under applicable regulatory requirements.
HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
June 30, 2025
CET1 Capital (to risk-weighted assets)	$539,722	13.12%	$185,154	4.50%	$267,445	6.50%
Tier I Capital (to total adjusted assets)	549,892	12.71	173,107	4.00	216,383	5.00
Tier I Capital (to risk-weighted assets)	549,892	13.36	246,872	6.00	329,163	8.00
Total Risk-based Capital (to risk-weighted assets)	597,836	14.53	329,163	8.00	411,453	10.00

December 31, 2024
CET1 Capital (to risk-weighted assets)	$515,455	12.71%	$182,537	4.50%	$263,664	6.50%
Tier I Capital (to total adjusted assets)	525,575	11.88	176,978	4.00	221,222	5.00
Tier I Capital (to risk-weighted assets)	525,575	12.96	243,382	6.00	324,509	8.00
Total Risk-based Capital (to risk-weighted assets)	570,119	14.06	324,509	8.00	405,637	10.00

HomeTrust Bank
June 30, 2025
CET1 Capital (to risk-weighted assets)	$535,800	13.02%	$185,149	4.50%	$267,437	6.50%
Tier I Capital (to total adjusted assets)	535,800	12.39	173,015	4.00	216,269	5.00
Tier I Capital (to risk-weighted assets)	535,800	13.02	246,865	6.00	329,153	8.00
Total Risk-based Capital (to risk-weighted assets)	583,744	14.19	329,153	8.00	411,442	10.00

December 31, 2024
CET1 Capital (to risk-weighted assets)	$516,762	12.74%	$182,528	4.50%	$263,652	6.50%
Tier I Capital (to total adjusted assets)	516,762	11.68	176,943	4.00	221,179	5.00
Tier I Capital (to risk-weighted assets)	516,762	12.74	243,371	6.00	324,494	8.00
Total Risk-based Capital (to risk-weighted assets)	561,306	13.84	324,494	8.00	405,618	10.00
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
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of June 30, 2025, the Company's and Bank's risk-based capital exceeded the required capital contribution buffer.
Dividends paid by HomeTrust Bank are limited, without prior regulatory approval, to current year earnings and earnings less dividends paid during the preceding two years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has not been any material change in the market risk disclosures contained in our 2024 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2025, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2025, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The "Litigation" section of "Note 13 – Commitments and Contingencies" to the Consolidated Financial Statements included in Part I, Item 1 is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2025:

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plans	Maximum # of Shares that May Yet Be Purchased Under Publicly Announced Plans
April 1 - April 30, 2025	—	$—	—	228,356
May 1 - May 31, 2025	33,300	35.40	33,300	195,056
June 1 - June 30, 2025	45,112	35.99	45,112	149,944
Total	78,412	$35.74	78,412	149,944
Over the years as a public company, the Company's Board of Directors has, from time to time, authorized the repurchase of its common stock. The most recent time this was done, on February 28, 2022, 806,000 shares of common stock were authorized for repurchase representing approximately 5% of the Company's outstanding shares at the time of the announcement. As of June 30, 2025, 656,056 of these shares had been purchased at an average price of $29.76 per share, 93,212 of which were repurchased during the six months ended June 30, 2025. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.
Item 3. Defaults Upon Senior Securities
Nothing to report.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Plans: During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

HOMETRUST BANCSHARES, INC.

Date: August 8, 2025	By:	/s/ C. Hunter Westbrook
C. Hunter Westbrook
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 8, 2025	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)