Form 10-Q
period 2025-09-30
HomeTrust Bancshares, Inc.
filed 2025-11-06
CIK 1538263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There were 17,444,032 shares of common stock, par value of $0.01 per share, issued and outstanding as of November 3, 2025.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	(Unaudited)
	September 30, 2025	December 31, 2024
Assets
Cash	$15,435	$18,778
Interest-bearing deposits	300,395	260,441
Cash and cash equivalents	315,830	279,219
Certificates of deposit in other banks	20,833	28,538
Debt securities available for sale, at fair value (amortized cost of $145,261 and $154,199 at September 30, 2025 and December 31, 2024, respectively)	145,682	152,011
FHLB and FRB stock	14,325	13,630
SBIC investments	18,346	15,117
Loans held for sale, at fair value	7,907	4,144
Loans held for sale, at the lower of cost or fair value	189,047	202,018
Loans, net of deferred loan fees and costs	3,643,619	3,648,299
Allowance for credit losses – loans	(43,086)	(45,285)
Loans, net	3,600,533	3,603,014
Premises and equipment held for sale, at the lower of cost or fair value	616	616
Premises and equipment, net	62,437	69,872
Accrued interest receivable	17,077	18,336
Deferred income taxes, net	9,789	10,735
BOLI	93,474	90,868
Goodwill	34,111	34,111
Core deposit intangibles, net	5,259	6,595
Other assets	56,871	66,606
Total assets	$4,592,137	$4,595,430
Liabilities and stockholders' equity
Liabilities
Deposits	$3,698,227	$3,779,203
Junior subordinated debt	10,195	10,120
Borrowings	230,000	188,000
Other liabilities	57,882	66,349
Total liabilities	3,996,304	4,043,672
Commitments and contingencies – See Note 13
Stockholders' equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 17,520,425 shares issued and outstanding at September 30, 2025; 17,527,709 at December 31, 2024	175	175
Additional paid in capital	176,289	176,693
Retained earnings	422,615	380,541
Unearned ESOP shares	(3,571)	(3,966)
Accumulated other comprehensive income (loss)	325	(1,685)
Total stockholders' equity	595,833	551,758
Total liabilities and stockholders' equity	$4,592,137	$4,595,430
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and dividend income
Loans	$61,749	$63,305	$180,802	$185,418
Debt securities available for sale	1,662	1,616	5,107	4,424
Other investments and interest-bearing deposits	1,984	1,728	6,762	5,576
Total interest and dividend income	65,395	66,649	192,671	195,418
Interest expense
Deposits	19,474	23,408	58,693	64,864
Junior subordinated debt	207	235	618	705
Borrowings	325	648	835	3,550
Total interest expense	20,006	24,291	60,146	69,119
Net interest income	45,389	42,358	132,525	126,299
Provision for credit losses	2,015	2,975	4,858	8,400
Net interest income after provision for credit losses	43,374	39,383	127,667	117,899
Noninterest income
Service charges and fees on deposit accounts	2,527	2,336	7,273	6,839
Loan income and fees	577	684	1,846	2,009
Gain on sale of loans held for sale	1,725	1,900	5,742	5,185
BOLI income	882	828	2,576	3,470
Operating lease income	1,777	1,637	5,032	5,087
Gain on sale of branches	—	—	1,448	—
Gain (loss) on sale of premises and equipment	—	—	28	(9)
Other	1,263	897	2,990	2,625
Total noninterest income	8,751	8,282	26,935	25,206
Noninterest expense
Salaries and employee benefits	18,508	17,082	54,415	50,666
Occupancy expense, net	2,563	2,436	7,449	7,292
Computer services	2,562	3,192	7,855	9,396
Operating lease depreciation expense	1,770	2,101	5,427	5,667
Telephone, postage and supplies	539	547	1,646	1,712
Marketing and advertising	471	408	1,365	1,659
Deposit insurance premiums	468	589	1,452	1,674
Core deposit intangible amortization	410	567	1,336	1,896
Other	3,975	3,947	12,537	11,526
Total noninterest expense	31,266	30,869	93,482	91,488
Income before income taxes	20,859	16,796	61,120	51,617
Income tax expense	4,368	3,684	12,880	11,020
Net income	$16,491	$13,112	$48,240	$40,597
Per share data
Net income per common share
Basic	$0.96	$0.77	$2.81	$2.38
Diluted	$0.95	$0.76	$2.79	$2.37
Average shares outstanding
Basic	16,998,549	16,931,793	17,005,206	16,891,619
Diluted	17,130,030	17,027,824	17,117,605	16,938,328
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$16,491	$13,112	$48,240	$40,597
Other comprehensive income
Unrealized holding gains on debt securities available for sale
Gains arising during the period	780	3,143	2,609	2,080
Deferred income tax expense	(179)	(724)	(599)	(479)
Total other comprehensive income	601	2,419	2,010	1,601
Comprehensive income	$17,092	$15,531	$50,250	$42,198
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Three Months Ended September 30, 2025
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2025	17,492,143	$175	$174,900	$408,178	$(3,703)	$(276)	$579,274
Net income	—	—	—	16,491	—	—	16,491
Cash dividends declared on common stock, $0.12/common share	—	—	—	(2,054)	—	—	(2,054)
Retired stock	(2,914)	—	(116)	—	—	—	(116)
Granted restricted stock	1,000	—	—	—	—	—	—
Stock issued for RSUs	9,996	—	—	—	—	—	—
Exercised stock options	20,200	—	515	—	—	—	515
Share-based compensation expense	—	—	593	—	—	—	593
ESOP compensation expense	—	—	397	—	132	—	529
Other comprehensive income	—	—	—	—	—	601	601
Balance at September 30, 2025	17,520,425	$175	$176,289	$422,615	$(3,571)	$325	$595,833

	(Unaudited)
	Three Months Ended September 30, 2024
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	17,437,326	$175	$172,907	$357,147	$(4,232)	$(2,369)	$523,628
Net income	—	—	—	13,112	—	—	13,112
Cash dividends declared on common stock, $0.11/common share	—	—	—	(1,876)	—	—	(1,876)
Forfeited restricted stock	(2,211)	—	—	—	—	—	—
Retired stock	(3,989)	—	(132)	—	—	—	(132)
Granted restricted stock	1,000	—	—	—	—	—	—
Stock issued for RSUs	10,683	—	—	—	—	—	—
Exercised stock options	72,113	—	1,865	—	—	—	1,865
Share-based compensation expense	—	—	541	—	—	—	541
ESOP compensation expense	—	—	314	—	133	—	447
Other comprehensive income	—	—	—	—	—	2,419	2,419
Balance at September 30, 2024	17,514,922	$175	$175,495	$368,383	$(4,099)	$50	$540,004
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	17,527,709	$175	$176,693	$380,541	$(3,966)	$(1,685)	$551,758
Net income	—	—	—	48,240	—	—	48,240
Cash dividends declared on common stock, $0.36/common share	—	—	—	(6,166)	—	—	(6,166)
Common stock repurchased	(93,212)	(1)	(3,333)	—	—	—	(3,334)
Forfeited restricted stock	(3,621)	—	—	—	—	—	—
Retired stock	(14,676)	—	(558)	—	—	—	(558)
Granted restricted stock	60,329	—	—	—	—	—	—
Stock issued for RSUs	9,996	—	—	—	—	—	—
Exercised stock options	33,900	1	845	—	—	—	846
Share-based compensation expense	—	—	1,579	—	—	—	1,579
ESOP compensation expense	—	—	1,063	—	395	—	1,458
Other comprehensive income	—	—	—	—	—	2,010	2,010
Balance at September 30, 2025	17,520,425	$175	$176,289	$422,615	$(3,571)	$325	$595,833

	(Unaudited)
	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	17,387,069	$174	$172,366	$333,401	$(4,497)	$(1,551)	$499,893
Net income	—	—	—	40,597	—	—	40,597
Cash dividends declared on common stock, $0.33/common share	—	—	—	(5,615)	—	—	(5,615)
Common stock repurchased	(23,483)	—	(645)	—	—	—	(645)
Forfeited restricted stock	(2,211)	—	—	—	—	—	—
Retired stock	(12,751)	—	(365)	—	—	—	(365)
Granted restricted stock	73,502	—	—	—	—	—	—
Stock issued for RSUs	10,683	—	—	—	—	—	—
Exercised stock options	82,113	1	2,023	—	—	—	2,024
Share-based compensation expense	—	—	1,363	—	—	—	1,363
ESOP compensation expense	—	—	753	—	398	—	1,151
Other comprehensive income	—	—	—	—	—	1,601	1,601
Balance at September 30, 2024	17,514,922	$175	$175,495	$368,383	$(4,099)	$50	$540,004
The accompanying notes are an integral part of these consolidated financial statements.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$48,240	$40,597
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,858	8,400
Depreciation and amortization of premises and equipment and equipment for operating leases	8,437	8,558
Deferred income tax expense	346	1,217
Net accretion of purchase accounting adjustments on loans	(1,694)	(2,033)
Net amortization and accretion	2,920	5,037
SBIC investments income	(2,254)	(895)
Gain on sale of branches	(1,448)	—
(Gain) loss on sale of premises and equipment	(28)	9
Loss on repossessed assets	331	—
Loss on previously leased equipment	1,525	1,308
BOLI income	(2,576)	(3,470)
Gain on sale of loans held for sale	(5,742)	(5,185)
Origination of loans held for sale	(352,105)	(201,485)
Proceeds from sales of loans held for sale	353,638	198,199
New deferred loan origination fees (costs), net	76	(1,931)
Decrease (increase) in accrued interest receivable and other assets	3,428	(8,241)
Share-based compensation expense	1,579	1,363
ESOP compensation expense	1,458	1,151
Decrease in accrued interest payable and other liabilities	(9,385)	(1,932)
Net cash provided by operating activities	51,604	40,667
Investing activities
Purchase of debt securities available for sale	(11,683)	(33,258)
Proceeds from maturities, calls and paydowns of debt securities available for sale	21,550	22,598
Purchases of CDs in other banks	(1,742)	(3,925)
Proceeds from maturities of CDs in other banks	9,447	9,357
Net (purchases) redemption of FHLB and FRB stock	(695)	9
Net capital contributions in SBIC investments	(975)	(805)
Net decrease (increase) in loans	11,216	(50,301)
Purchase of BOLI	(30)	(28)
Proceeds from redemption of BOLI policies	2,174	44,334
Death benefit proceeds from BOLI policies	—	2,363
Purchase of equipment for operating leases - lessor	(2,550)	(13,703)
Proceeds from sale of equipment for operating leases - lessor	1,410	8,657
Purchase of premises and equipment	(3,123)	(1,492)
Proceeds from sale of premises and equipment and assets held for sale	7,652	—
Proceeds from sale of repossessed assets	544	—
Net cash provided by (used in) investing activities	33,195	(16,194)

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2025	2024
Financing activities
Deposits assumed by third parties through branch sales	(34,252)	—
Net increase (decrease) in deposits	(46,724)	100,215
Net decrease in revolving line of credit	—	(12,750)
Net increase (decrease) in short-term borrowings	42,000	(161,000)
Common stock repurchased	(3,334)	(645)
Cash dividends paid	(6,166)	(5,615)
Retired stock	(558)	(365)
Exercised stock options	846	2,024
Net cash used in financing activities	(48,188)	(78,136)
Net increase (decrease) in cash and cash equivalents	36,611	(53,663)
Cash and cash equivalents at beginning of period	279,219	347,140
Cash and cash equivalents at end of period	$315,830	$293,477

Supplemental disclosures
Cash paid during the period for
Interest	$65,309	$66,001
Income taxes	14,593	13,664
Noncash transactions
Unrealized gain in value of debt securities available for sale, net of income taxes	$2,010	$1,601
Transfers of loans held for sale to loans held for investment	15,026	17,040
Transfers of loans held for investment to repossessed assets	293	872
Transfer of premises and equipment to assets held for sale	7,624	—
ROU asset and lease liabilities for operating lease accounting	776	—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K") filed with the SEC on March 13, 2025. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2025, the period which will be covered on a Report on Form 10-K.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
4.    Debt Securities
Debt securities available for sale consist of the following at the dates indicated:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$138,349	$1,867	$(971)	$139,245
Municipal bonds	1,912	—	(24)	1,888
Corporate bonds	5,000	—	(451)	4,549
Total	$145,261	$1,867	$(1,446)	$145,682

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
MBS, residential	$145,748	$887	$(2,488)	$144,147
Municipal bonds	3,451	—	(55)	3,396
Corporate bonds	5,000	—	(532)	4,468
Total	$154,199	$887	$(3,075)	$152,011
Debt securities available for sale by contractual maturity at September 30, 2025 and December 31, 2024 are shown below. MBS are not included in the maturity categories because the borrowers in the underlying pools may prepay without penalty; therefore, it is unlikely that the securities will pay at their stated maturity schedule.

	September 30, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$411	$409
Due after one year through five years	1,501	1,479
Due after five years through ten years	5,000	4,549
Due after ten years	—	—
MBS, residential	138,349	139,245
Total	$145,261	$145,682

	December 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$1,522	$1,520
Due after one year through five years	1,929	1,876
Due after five years through ten years	5,000	4,468
Due after ten years	—	—
MBS, residential	145,748	144,147
Total	$154,199	$152,011
The Company had no sales of debt securities available for sale and no gross realized gains or losses were recognized during the nine months ended September 30, 2025 or 2024.
Debt securities available for sale with amortized costs totaling $50,448 and $24,718 and market values of $51,591 and $24,358 at September 30, 2025 and December 31, 2024, respectively, were pledged as collateral to secure various public deposits and other borrowings.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The gross unrealized losses and the fair value for debt securities available for sale aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$6,379	$(24)	$36,850	$(947)	$43,229	$(971)
Municipal bonds	—	—	1,388	(24)	1,388	(24)
Corporate bonds	—	—	3,799	(451)	3,799	(451)
Total	$6,379	$(24)	$42,037	$(1,422)	$48,416	$(1,446)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS, residential	$30,995	$(515)	$61,515	$(1,973)	$92,510	$(2,488)
Municipal bonds	—	—	3,396	(55)	3,396	(55)
Corporate bonds	—	—	3,718	(532)	3,718	(532)
Total	$30,995	$(515)	$68,629	$(2,560)	$99,624	$(3,075)
The total number of securities with unrealized losses at September 30, 2025 and December 31, 2024 were 124 and 168, respectively.
Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. All debt securities available for sale in an unrealized loss position as of September 30, 2025 continue to perform as scheduled and management does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of management's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, management considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that securities will be required to be sold. See "Note 1 – Summary of Significant Accounting Policies" in our 2024 Form 10-K for further discussion.
Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that management will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.
Management excludes the accrued interest receivable balance from the amortized cost basis in measuring ECLs on investment securities and does not record an ACL on accrued interest receivable. As of September 30, 2025 and December 31, 2024, the accrued interest receivable for debt securities available for sale was $515 and $606, respectively.
5.    Loans Held For Sale
Loans held for sale, at the lower of cost or fair value, consist of the following as of the dates indicated:

	September 30, 2025	December 31, 2024
One-to-four family	$—	$408
SBA	36,206	22,867
HELOCs	152,841	178,743
Total loans held for sale, at the lower of cost or fair value	$189,047	$202,018
The carrying balance of loans held for sale, at fair value, was $7,907 and $4,144 at September 30, 2025 and December 31, 2024, respectively, while the amortized cost of these loans was $7,691 and $4,062, respectively, at the same dates.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
6.    Loans and Allowance for Credit Losses on Loans
Loans consist of the following at the dates indicated(1):

	September 30, 2025	December 31, 2024
Commercial real estate
Construction and land development	$268,953	$274,356
Commercial real estate – owner occupied	540,807	545,490
Commercial real estate – non-owner occupied	861,244	866,094
Multifamily	115,403	120,425
Total commercial real estate	1,786,407	1,806,365
Commercial
Commercial and industrial	399,155	316,159
Equipment finance	340,322	406,400
Municipal leases	164,967	165,984
Total commercial	904,444	888,543
Residential real estate
Construction and land development	51,110	53,683
One-to-four family	636,857	630,391
HELOCs	216,122	195,288
Total residential real estate	904,089	879,362
Consumer	48,679	74,029
Total loans, net of deferred loan fees and costs	3,643,619	3,648,299
Allowance for credit losses - loans	(43,086)	(45,285)
Loans, net	$3,600,533	$3,603,014
(1)    At September 30, 2025 and December 31, 2024 accrued interest receivable of $16,284 and $17,569, respectively, was accounted for separately from the amortized cost basis.
All qualifying one-to-four family loans, HELOCs, multifamily, commercial real estate loans and FHLB of Atlanta stock are pledged as collateral by a blanket pledge to secure outstanding FHLB advances.
Loans are made to the Company's executive officers, directors and their associates during the ordinary course of business. No balance was outstanding on loans to these related parties as of either September 30, 2025 or December 31, 2024. In relation to these loans, unfunded commitments totaled approximately $3 at both September 30, 2025 and December 31, 2024, respectively.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the credit risk profile by risk grade for commercial real estate, commercial, residential real estate and consumer loans by origination year as of September 30, 2025. Also included in the table detailing loan balances are gross charge-offs for the nine months ended September 30, 2025.

	Term Loans By Origination Fiscal Year
September 30, 2025	2025	2024	2023-S(1)	2023	2022	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$99,494	$94,481	$30,833	$9,994	$18,158	$11,806	$4,187	$268,953
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$99,494	$94,481	$30,833	$9,994	$18,158	$11,806	$4,187	$268,953

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate – owner occupied
Risk rating
Pass	$48,609	$52,402	$37,856	$62,017	$89,362	$231,555	$4,208	$526,009
Special mention	—	—	—	170	378	2,459	—	3,007
Substandard	—	264	423	162	4,952	5,325	—	11,126
Doubtful	—	—	—	410	243	12	—	665
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – owner occupied	$48,609	$52,666	$38,279	$62,759	$94,935	$239,351	$4,208	$540,807

Current period gross charge-offs	$—	$—	$—	$—	$90	$—	$—	$90

Commercial real estate – non-owner occupied
Risk rating
Pass	$44,585	$75,893	$12,774	$92,566	$145,726	$459,021	$9,081	$839,646
Special mention	—	—	—	755	—	9,168	—	9,923
Substandard	—	—	—	2,591	—	9,084	—	11,675
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate – non-owner occupied	$44,585	$75,893	$12,774	$95,912	$145,726	$477,273	$9,081	$861,244

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Risk rating
Pass	$9,107	$15,113	$5,480	$5,559	$11,238	$68,443	$14	$114,954
Special mention	—	—	—	—	—	280	—	280
Substandard	—	—	—	—	—	169	—	169
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multifamily	$9,107	$15,113	$5,480	$5,559	$11,238	$68,892	$14	$115,403

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate
Risk rating
Pass	$201,795	$237,889	$86,943	$170,136	$264,484	$770,825	$17,490	$1,749,562
Special mention	—	—	—	925	378	11,907	—	13,210
Substandard	—	264	423	2,753	4,952	14,578	—	22,970
Doubtful	—	—	—	410	243	12	—	665
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	$201,795	$238,153	$87,366	$174,224	$270,057	$797,322	$17,490	$1,786,407

Total current period gross charge-offs	$—	$—	$—	$—	$90	$—	$—	$90
(1)As previously announced, on July 24, 2023, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31. "2023-S" represents the six-month transition period ended December 31, 2023. All subsequent periods are based on a calendar year end.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
September 30, 2025	2025	2024	2023-S(1)	2023	2022	Prior	Revolving	Total
Commercial and industrial
Risk rating
Pass	$71,968	$74,420	$36,328	$31,220	$25,758	$22,496	$122,565	$384,755
Special mention	65	47	—	558	380	2,715	2,808	6,573
Substandard	—	1,495	—	252	1,946	3,163	124	6,980
Doubtful	—	—	—	121	477	226	23	847
Loss	—	—	—	—	—	—	—	—
Total commercial and industrial	$72,033	$75,962	$36,328	$32,151	$28,561	$28,600	$125,520	$399,155

Current period gross charge-offs	$—	$50	$338	$241	$930	$3	$—	$1,562

Equipment finance
Risk rating
Pass	$50,216	$88,985	$49,500	$85,260	$38,047	$17,916	$—	$329,924
Special mention	—	6	298	807	261	253	—	1,625
Substandard	—	755	226	2,924	902	438	—	5,245
Doubtful	—	58	428	1,345	1,351	346	—	3,528
Loss	—	—	—	—	—	—	—	—
Total equipment finance	$50,216	$89,804	$50,452	$90,336	$40,561	$18,953	$—	$340,322

Current period gross charge-offs	$—	$167	$293	$1,370	$2,388	$448	$—	$4,666

Municipal leases
Risk rating
Pass	$12,681	$30,883	$16,145	$21,481	$19,561	$64,216	$—	$164,967
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total municipal leases	$12,681	$30,883	$16,145	$21,481	$19,561	$64,216	$—	$164,967

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial
Risk rating
Pass	$134,865	$194,288	$101,973	$137,961	$83,366	$104,628	$122,565	$879,646
Special mention	65	53	298	1,365	641	2,968	2,808	8,198
Substandard	—	2,250	226	3,176	2,848	3,601	124	12,225
Doubtful	—	58	428	1,466	1,828	572	23	4,375
Loss	—	—	—	—	—	—	—	—
Total commercial	$134,930	$196,649	$102,925	$143,968	$88,683	$111,769	$125,520	$904,444

Total current period gross charge-offs	$—	$217	$631	$1,611	$3,318	$451	$—	$6,228

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Term Loans By Origination Fiscal Year
September 30, 2025	2025	2024	2023-S(1)	2023	2022	Prior	Revolving	Total
Construction and land development
Risk rating
Pass	$15,421	$14,079	$2,536	$11,433	$4,919	$2,312	$—	$50,700
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	410	—	—	—	—	410
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction and land development	$15,421	$14,079	$2,946	$11,433	$4,919	$2,312	$—	$51,110

Current period gross charge-offs	$—	$—	$—	$—	$—	$133	$—	$133

One-to-four family
Risk rating
Pass	$35,855	$39,143	$23,057	$156,288	$141,549	$222,315	$10,131	$628,338
Special mention	—	—	—	—	1,532	304	—	1,836
Substandard	—	663	841	583	654	3,930	—	6,671
Doubtful	—	—	—	—	—	12	—	12
Loss	—	—	—	—	—	—	—	—
Total one-to-four family	$35,855	$39,806	$23,898	$156,871	$143,735	$226,561	$10,131	$636,857

Current period gross charge-offs	$—	$—	$—	$—	$—	$50	$—	$50

HELOCs
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$208,626	$208,626
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	7,496	7,496
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total HELOCs	$—	$—	$—	$—	$—	$—	$216,122	$216,122

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$6	$6

Total residential real estate
Risk rating
Pass	$51,276	$53,222	$25,593	$167,721	$146,468	$224,627	$218,757	$887,664
Special mention	—	—	—	—	1,532	304	—	1,836
Substandard	—	663	1,251	583	654	3,930	7,496	14,577
Doubtful	—	—	—	—	—	12	—	12
Loss	—	—	—	—	—	—	—	—
Total residential real estate	$51,276	$53,885	$26,844	$168,304	$148,654	$228,873	$226,253	$904,089

Total current period gross charge-offs	$—	$—	$—	$—	$—	$183	$6	$189

	Term Loans By Origination Fiscal Year
September 30, 2025	2025	2024	2023-S(1)	2023	2022	Prior	Revolving	Total
Total consumer
Risk rating
Pass	$1,348	$3,047	$12,496	$21,553	$5,339	$3,428	$231	$47,442
Special mention	—	—	—	—	—	—	—	—
Substandard	14	25	143	677	123	234	21	1,237
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer	$1,362	$3,072	$12,639	$22,230	$5,462	$3,662	$252	$48,679

Total current period gross charge-offs	$1	$38	$109	$235	$60	$76	$—	$519

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

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
September 30, 2025
Commercial real estate
Construction and land development	$—	$—	$—	$268,953	$268,953
Commercial real estate – owner occupied	1,411	4,277	5,688	535,119	540,807
Commercial real estate – non-owner occupied	2,982	3,554	6,536	854,708	861,244
Multifamily	—	—	—	115,403	115,403
Total commercial real estate	4,393	7,831	12,224	1,774,183	1,786,407
Commercial
Commercial and industrial	3,024	2,969	5,993	393,162	399,155
Equipment finance	4,244	3,594	7,838	332,484	340,322
Municipal leases	—	—	—	164,967	164,967
Total commercial	7,268	6,563	13,831	890,613	904,444
Residential real estate
Construction and land development	—	—	—	51,110	51,110
One-to-four family	3,498	1,896	5,394	631,463	636,857
HELOCs	2,268	3,237	5,505	210,617	216,122
Total residential real estate	5,766	5,133	10,899	893,190	904,089
Consumer	348	216	564	48,115	48,679
Total loans	$17,775	$19,743	$37,518	$3,606,101	$3,643,619

	Past Due				Total Loans
	30-89 Days	90 Days+	Total	Current
December 31, 2024
Commercial real estate
Construction and land development	$—	$—	$—	$274,356	$274,356
Commercial real estate – owner occupied	654	1,432	2,086	543,404	545,490
Commercial real estate – non-owner occupied	—	959	959	865,135	866,094
Multifamily	—	—	—	120,425	120,425
Total commercial real estate	654	2,391	3,045	1,803,320	1,806,365
Commercial
Commercial and industrial	1,160	3,056	4,216	311,943	316,159
Equipment finance	4,714	4,140	8,854	397,546	406,400
Municipal leases	—	—	—	165,984	165,984
Total commercial	5,874	7,196	13,070	875,473	888,543
Residential real estate
Construction and land development	419	132	551	53,132	53,683
One-to-four family	3,429	1,633	5,062	625,329	630,391
HELOCs	1,935	2,754	4,689	190,599	195,288
Total residential real estate	5,783	4,519	10,302	869,060	879,362
Consumer	391	260	651	73,378	74,029
Total loans	$12,702	$14,366	$27,068	$3,621,231	$3,648,299
On September 26, 2024, Hurricane Helene made landfall causing significant property damage across certain parts of the Company's market areas, particularly in Western North Carolina. In an effort to assist customers in their post-Hurricane Helene recovery and clean-up efforts, in the fourth quarter of the year ended December 31, 2024 we granted payment deferrals of up to six months to provide short-term relief to impacted customers. The outstanding balance of these deferrals was $318,000 and $136.0 million at September 30, 2025 and December 31, 2024, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents the recorded investment in loans on nonaccrual status, by segment and class, including restructured loans. It also includes interest income recognized on nonaccrual loans for the nine months ended September 30, 2025.

	September 30, 2025	December 31, 2024	90 Days+ & Still Accruing as of September 30, 2025	Nonaccrual with No ACL as of September 30, 2025	Interest Income Recognized
Commercial real estate
Commercial real estate – owner occupied	$7,189	$8,471	$—	$2,894	$438
Commercial real estate – non-owner occupied	4,710	3,551	—	3,748	270
Multifamily	—	47	—	—	1
Total commercial real estate	11,899	12,069	—	6,642	709
Commercial
Commercial and industrial	6,105	3,487	—	239	126
Equipment finance	5,597	4,666	—	772	177
Total commercial	11,702	8,153	—	1,011	303
Residential real estate
Construction and land development	410	132	—	—	21
One-to-four family	2,336	2,916	—	—	77
HELOCs	5,860	3,990	—	—	54
Total residential real estate	8,606	7,038	—	—	152
Consumer	370	407	—	—	23
Total loans	$32,577	$27,667	$—	$7,653	$1,187
The following tables present analyses of the ACL on loans by segment for the periods indicated below. In addition to the provision (benefit) for credit losses on loans presented below, provisions of $260 and $918 for off-balance sheet credit exposures were recorded for the three and nine months ended September 30, 2025, respectively, while no provision for commercial paper was recorded for either period. Benefits of $15 and $35 for off-balance sheet credit exposures were recorded for the three and nine months ended September 30, 2024, respectively, while no provision for commercial paper was recorded for either period.

	Three Months Ended September 30, 2025
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$19,045	$15,569	$8,722	$803	$44,139
Provision (benefit) for credit losses	(56)	2,370	(284)	(275)	1,755
Charge-offs	(90)	(2,842)	(1)	(153)	(3,086)
Recoveries	—	138	91	49	278
Net (charge-offs) recoveries	(90)	(2,704)	90	(104)	(2,808)
Balance at end of period	$18,899	$15,235	$8,528	$424	$43,086

	Three Months Ended September 30, 2024
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$20,539	$18,115	$9,103	$1,466	$49,223
Provision for credit losses	134	2,061	714	81	2,990
Charge-offs	(87)	(3,987)	—	(370)	(4,444)
Recoveries	24	255	9	74	362
Net (charge-offs) recoveries	(63)	(3,732)	9	(296)	(4,082)
Balance at end of period	$20,610	$16,444	$9,826	$1,251	$48,131

	Nine Months Ended September 30, 2025
	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Total
Balance at beginning of period	$19,284	$15,267	$9,664	$1,070	$45,285
Provision (benefit) for credit losses	(333)	5,645	(1,057)	(315)	3,940
Charge-offs	(90)	(6,228)	(189)	(519)	(7,026)
Recoveries	38	551	110	188	887
Net (charge-offs) recoveries	(52)	(5,677)	(79)	(331)	(6,139)
Balance at end of period	$18,899	$15,235	$8,528	$424	$43,086

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
A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following tables provide a breakdown between loans identified as CDAs and non-CDAs, by segment and class, as well as collateral coverage for those loans as of the dates indicated below:

	Type and Extent of Collateral Securing CDAs				Non-CDAs
September 30, 2025	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$268,953	$268,953
Commercial real estate – owner occupied	—	—	3,548	—	537,259	540,807
Commercial real estate – non-owner occupied	—	—	4,710	—	856,534	861,244
Multifamily	—	—	—	—	115,403	115,403
Total commercial real estate	—	—	8,258	—	1,778,149	1,786,407
Commercial
Commercial and industrial	—	—	—	969	398,186	399,155
Equipment finance	—	—	—	1,932	338,390	340,322
Municipal leases	—	—	—	—	164,967	164,967
Total commercial	—	—	—	2,901	901,543	904,444
Residential real estate
Construction and land development	—	—	—	—	51,110	51,110
One-to-four family	—	—	—	—	636,857	636,857
HELOCs	—	—	—	—	216,122	216,122
Total residential real estate	—	—	—	—	904,089	904,089
Consumer	—	—	—	—	48,679	48,679
Total	$—	$—	$8,258	$2,901	$3,632,460	$3,643,619
Total collateral value	$—	$—	$9,860	$1,617

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Type and Extent of Collateral Securing CDAs				Non-CDAs
December 31, 2024	Residential Property	Investment Property	Commercial Property	Business Assets		Total
Commercial real estate
Construction and land development	$—	$—	$—	$—	$274,356	$274,356
Commercial real estate – owner occupied	—	—	6,376	—	539,114	545,490
Commercial real estate – non-owner occupied	—	—	3,820	—	862,274	866,094
Multifamily	—	—	—	—	120,425	120,425
Total commercial real estate	—	—	10,196	—	1,796,169	1,806,365
Commercial
Commercial and industrial	—	—	—	585	315,574	316,159
Equipment finance	—	—	—	717	405,683	406,400
Municipal leases	—	—	—	—	165,984	165,984
Total commercial	—	—	—	1,302	887,241	888,543
Residential real estate
Construction and land development	—	—	—	—	53,683	53,683
One-to-four family	—	—	—	—	630,391	630,391
HELOCs	—	—	—	—	195,288	195,288
Total residential real estate	—	—	—	—	879,362	879,362
Consumer	—	—	—	—	74,029	74,029
Total	$—	$—	$10,196	$1,302	$3,636,801	$3,648,299
Total collateral value	$—	$—	$13,938	$748
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

	Three Months Ended September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – owner occupied	$—	$293	$—	$—	$—	$—	0.05%
Commercial loans				—
Commercial and industrial	—	453	824	—	—	—	0.32
Total	$—	$746	$824	$—	$—	$—	0.04%

	Three Months Ended September 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – owner occupied	$—	$675	$—	$161	$—	$—	0.15%

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – owner occupied	$—	$1,067	$—	$—	$—	$—	0.20%
Commercial real estate – non-owner occupied	—	755	350	—	—	—	0.13
Commercial loans
Commercial and industrial	—	3,308	1,243	115	—	—	1.17
Residential real estate loans
One-to-four family	—	—	50	—	—	—	0.01
Total	$—	$5,130	$1,643	$115	$—	$—	0.19%

	Nine Months Ended September 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment	Combination Term Extension & Principal Forgiveness	Combination Term Extension & Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate
Commercial real estate – owner occupied	$—	$675	$—	$161	$—	$—	0.15%
Commercial real estate – non-owner occupied	—	956	—	—	—	—	0.11
Commercial loans
Commercial and industrial	—	2,137	630	147	—	—	1.02
Total	$—	$3,768	$630	$308	$—	$—	0.10%
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the period indicated below:

	Three Months Ended September 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial loans
Commercial and industrial	$—	—%	10

	Nine Months Ended September 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial real estate
Commercial real estate – non-owner occupied	$—	—%	6
Commercial loans
Commercial and industrial	—	7.0	10
Residential real estate loans
One-to-four family	—	—	11
Total	$—	7.0%	9

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

	Three Months Ended September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial loans
Commercial and industrial	$—	$1,928	$—	$—
Residential real estate loans
One-to-four family	—	—	50	—
Total	$—	$1,928	$50	$—

	Three Months Ended September 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial real estate
Commercial real estate – non-owner occupied	$—	$305	$—	$—
Commercial loans
Commercial and industrial	—	637	—	—
Total	$—	$942	$—	$—

	Nine Months Ended September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial real estate
Commercial real estate – owner occupied	$—	$675	$—	$161
Commercial loans
Commercial and industrial	—	1,928	132	—
Equipment finance	—	—	—	115
Residential real estate loans
One-to-four family	—	—	50	—
Total	$—	$2,603	$182	$276

	Nine Months Ended September 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Adjustment
Commercial real estate
Commercial real estate – owner occupied	$—	$1,261	$—	$—
Commercial loans
Commercial and industrial	—	637	—	—
Total	$—	$1,898	$—	$—
Off-Balance Sheet Credit Exposure
The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the consolidated statement of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of ECLs on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At September 30, 2025 and December 31, 2024, the ACL on off-balance sheet credit exposures included in other liabilities was $3,590 and $2,672, respectively.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
7. Premises and Equipment
Premises and equipment as of the dates indicated consist of the following:

	September 30, 2025	December 31, 2024
Land	$23,378	$25,818
Office buildings	69,081	75,450
Furniture, fixtures and equipment	20,518	19,880
Total	112,977	121,148
Less: accumulated depreciation	(50,540)	(51,276)
Premises and equipment, net	$62,437	$69,872
As noted in "Note 3 – Branch Sales", the majority of the changes between periods can be traced to the sale of $6,310 of premises and equipment associated with our two Knoxville, Tennessee branches during the nine months ended September 30, 2025. The assets were sold at their carrying balance so no gain or loss was recognized on the sale.
The carrying balance of premises and equipment held for sale, at the lower of cost or fair value, was $616 at both September 30, 2025 and December 31, 2024.
Depreciation expense associated with premises and equipment was $2,933 and $2,817 for the nine months ended September 30, 2025 and 2024, respectively.
8. Deposit Accounts
Deposit accounts at the dates indicated consist of the following:

	September 30, 2025	December 31, 2024
Noninterest-bearing accounts	$689,352	$680,926
NOW accounts	537,954	575,238
Money market accounts	1,343,008	1,341,995
Savings accounts	172,883	181,317
Certificates of deposit	955,030	999,727
Total	$3,698,227	$3,779,203
Deposits received from executive officers, directors and their associates totaled approximately $1,095 and $1,223 at September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, scheduled maturities of certificates of deposit were as follows:

Remainder of 2025	$343,072
2026	596,301
2027	12,083
2028	2,161
2029	589
Thereafter	824
Total	$955,030
Certificates of deposit with balances of $250 or greater totaled $190,103 and $168,089 at September 30, 2025 and December 31, 2024, respectively. Generally, deposit amounts in excess of $250 are not federally insured.
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
The trust preferred securities accrue and pay quarterly distributions at a floating rate of 3-month Term SOFR plus 2.20%, which was 6.18% at September 30, 2025. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent the Trust has insufficient funds with which to make the distributions and other payments. The net combined effect of all documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
Other Borrowings
Borrowings, outside of junior subordinated debt, consist of the following at the dates indicated:

	September 30, 2025		December 31, 2024
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances (short-term)	$15,000	4.33%	$—	—%
FRB advances (short-term)	215,000	4.25	188,000	4.50
Total other borrowings	$230,000	4.26%	$188,000	4.50%
All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction loans, indirect auto loans, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At September 30, 2025 and December 31, 2024, the Company had the ability to borrow $363,814 and $315,468, respectively, through additional FHLB advances and $18,664 and $106,592, respectively, through the unused portion of a line of credit with the FRB.
At both September 30, 2025 and December 31, 2024, the Company maintained revolving lines of credit with three unaffiliated banks which totaled $165,000, all of which was unused.
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

	September 30, 2025	December 31, 2024
Supplemental balance sheet information
ROU assets	$7,949	$8,072
Lease liabilities	$9,434	$9,557
Weighted-average remaining lease terms (years)	7.7	8.2
Weighted-average discount rate	3.63%	3.48%
The following schedule summarizes aggregate future minimum lease payments under these operating leases at September 30, 2025:

Remainder of 2025	$470
2026	1,900
2027	1,925
2028	1,738
2029	970
Thereafter	3,906
Total undiscounted minimum lease payments	10,909
Less: amount representing interest	(1,475)
Total lease liability	$9,434
The following table presents components of operating lease expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost (included in occupancy expense, net)	$399	$407	$1,192	$1,221
Variable lease cost (included in occupancy expense, net)	—	1	2	4
Sublease income (included in other noninterest income)	(47)	(43)	(136)	(128)
Total operating lease expense, net	$352	$365	$1,058	$1,097

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following table presents supplemental operating lease cash flow information for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
ROU assets - noncash additions	$776	$—
Cash paid for amounts included in the measurement of lease liabilities	1,143	1,140
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
As Lessor - Operating Leases
Operating lease income is recognized as a component of noninterest income on a straight-line basis over the lease term. Lease terms range from one to seven years. Assets related to operating leases are included in other assets and the corresponding depreciation expense is recorded on a straight-line basis as a component of other noninterest expense. The net book value of leased assets totaled $27,248 and $31,572 with a residual value of $13,418 and $13,662 as of September 30, 2025 and December 31, 2024, respectively.
The following schedule summarizes aggregate future minimum lease payments to be received at September 30, 2025:

Remainder of 2025	$1,952
2026	6,612
2027	3,557
2028	3,199
2029	2,704
Thereafter	1,363
Total of future minimum payments	$19,387
As Lessor - Financing Leases
Finance lease income is recognized as a component of loan interest income over the lease term. The finance leases are included as a component of the equipment finance class of financing receivables under the commercial loan segment of the loan portfolio. For the three months ended September 30, 2025 and 2024, interest income on equipment finance leases totaled $1,377 and $1,181, respectively. For the nine months ended September 30, 2025 and 2024, interest income on equipment finance leases totaled $3,879 and $3,348, respectively.
The lease receivable component of finance lease net investment included within the equipment finance class of financing receivables was $78,167 and $70,420 at September 30, 2025 and December 31, 2024, respectively.
The following schedule summarizes, as of September 30, 2025, aggregate future minimum finance lease payments to be received:

Remainder of 2025	$8,082
2026	26,553
2027	22,338
2028	15,851
2029	10,103
Thereafter	7,910
Total undiscounted minimum lease payments	90,837
Less: amount representing interest	(12,670)
Total lease receivable	$78,167
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

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The table below presents share-based compensation expense and the estimated related tax benefit for stock options and restricted stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Share-based compensation expense	$593	$541	$1,579	$1,363
Tax benefit	140	128	373	323
The table below presents stock option activity and related information for the nine months ended September 30, 2025 and 2024:

	Options	Weighted-Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	534,350	$25.85	4.6	$776
Exercised	(82,113)	24.65
Forfeited	(23,600)	25.94
Options outstanding at September 30, 2024	428,637	$26.07	4.0	$3,433
Exercisable at September 30, 2024	379,667	$25.85	3.7	$3,124
Non-vested at September 30, 2024	48,970	$27.77	6.9	$309

Options outstanding at December 31, 2024	413,637	$26.02	3.8	$3,169
Exercised	(33,900)	24.94
Forfeited	(1,400)	26.72
Options outstanding at September 30, 2025	378,337	$26.11	3.0	$5,610
Exercisable at September 30, 2025	352,957	$25.95	2.7	$5,291
Non-vested at September 30, 2025	25,380	$28.37	6.1	$319
There were no options granted during the nine months ended September 30, 2025 or 2024.
At September 30, 2025, the Company had $125 of unrecognized compensation expense related to 25,380 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 0.7 years at September 30, 2025. At September 30, 2024, the Company had $261 of unrecognized compensation expense related to 48,970 stock options originally scheduled to vest over a five-year period. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.1 years at September 30, 2024.
The table below presents restricted stock award activity and related information:

	Restricted Stock Awards(1)	Performance-Based Restricted Stock Units(2)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2023	106,143	25,001	$27.70	$3,530
Granted	73,502	17,690	26.96
Vested	(36,639)	(10,683)	28.26
Forfeited	(2,211)	(501)	27.36
Non-vested at September 30, 2024	140,795	31,507	$27.16	$5,872

Non-vested at December 31, 2024	138,582	30,001	$27.15	$5,678
Granted	60,329	15,444	37.40
Vested	(50,326)	(9,996)	27.24
Forfeited	(3,621)	(4,108)	27.19
Non-vested at September 30, 2025	144,964	31,341	$31.52	$7,128
(1)Restricted stock awards are scheduled to vest over 1.0 year for director awards and 5.0 years for employee awards.
(2)Performance-based restricted stock units are scheduled to vest over 3.0 years assuming the applicable financial goals are met.
At September 30, 2025, unrecognized compensation expense was $4,341 related to 176,305 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.7 years at September 30, 2025. At September 30, 2024, unrecognized compensation expense was $3,523 related to 172,302 shares of restricted stock. The weighted average period over which compensation cost related to non-vested awards is expected to be recognized was 1.7 years at September 30, 2024.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
12. Net Income per Share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income	$16,491	$13,112	$48,240	$40,597
Allocation of earnings to participating securities	(169)	(132)	(495)	(410)
Numerator for basic and diluted EPS - net income available to common stockholders	$16,322	$12,980	$47,745	$40,187
Denominator
Weighted-average common shares outstanding - basic	16,998,549	16,931,793	17,005,206	16,891,619
Dilutive effect of assumed exercise of stock options	131,481	96,031	112,399	46,709
Weighted-average common shares outstanding - diluted	17,130,030	17,027,824	17,117,605	16,938,328
Net income per share - basic	$0.96	$0.77	$2.81	$2.38
Net income per share - diluted	$0.95	$0.76	$2.79	$2.37
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 45,450 stock options that were anti-dilutive as of September 30, 2024. No stock options were anti-dilutive as of September 30, 2025.
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
The table below presents details of loan commitments outstanding as of the dates indicated:

	September 30, 2025	December 31, 2024
Variable rate commitments	$45,534	$56,922
Fixed rate commitments(1)	38,974	28,096
Total loan commitments	$84,508	$85,018
Range of fixed interest rates	4.27% - 27.09%	4.14% - 10.25%

Undisbursed portions of construction loans	$202,630	$145,523
Pre-approved but unused lines of credit(2)	$858,804	$712,274
(1)Fixed rate commitments had terms ranging from three to 30 years as of each date presented.
(2)Principally second mortgage home equity loans and overdraft protection loans.
The commitments presented in the above table represent the Company’s exposure to credit risk and, in the opinion of management, have no more than the normal lending risk that the Company commits to its borrowers.
The Company has two types of commitments related to certain one-to-four family loans held for sale: rate lock commitments and forward loan commitments. Rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. The rate lock commitments do not qualify for hedge accounting. In order to mitigate the risk from interest rate fluctuations, the Company enters into forward loan sale commitments such as TBAs, mandatory delivery commitments with investors, or best efforts forward sale commitments with investors. The fair value of these interest rate lock commitments was not material at September 30, 2025 or December 31, 2024.
Equity Investment Commitments – As of September 30, 2025, the Company had committed $32,000 across ten SBIC investments with $10,405 remaining to be drawn, while as of December 31, 2024, the Company had committed $28,000 across nine SBIC investments with $8,598 remaining to be drawn. Similarly, as of September 30, 2025, the Company had committed $10,000 towards a solar tax equity investment with $9,006 remaining to be drawn. No such commitment existed as of December 31, 2024. Although the remaining capital commitments may or may not be called in the future, under the terms of the associated agreements, the Company's exposure will not extend beyond the amount of the original commitments.
Guarantees – Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable and payment is only guaranteed upon the borrower's failure to perform its obligations to the beneficiary. Total commitments under standby letters of credit as of September 30, 2025 and December 31, 2024 were $54,335 and $53,226, respectively. There was no liability recorded for these letters of credit at September 30, 2025 or December 31, 2024.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description of valuation methodologies used for assets recorded at fair value. As of both September 30, 2025 and December 31, 2024, the Company did not have any liabilities recorded at fair value.
The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 20 of the 2024 Form 10-K.
Financial Assets Recorded at Fair Value
The following table presents financial assets measured at fair value on a recurring basis at the dates indicated:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$139,245	$—	$139,245	$—
Municipal bonds	1,888	—	1,888	—
Corporate bonds	4,549	—	4,549	—
Total debt securities available for sale	$145,682	$—	$145,682	$—

Loans held for sale	$7,907	$—	$7,907	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Debt securities available for sale
MBS, residential	$144,147	$—	$144,147	$—
Municipal bonds	3,396	—	3,396	—
Corporate bonds	4,468	—	4,468	—
Total debt securities available for sale	$152,011	$—	$152,011	$—

Loans held for sale	$4,144	$—	$4,144	$—
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
There were no transfers between levels during the nine months ended September 30, 2025 or 2024.

HOMETRUST BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
The following tables present financial assets measured at fair value on a non-recurring basis at the dates indicated:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate – non-owner occupied	$963	$—	$—	$963
Commercial loans
Commercial and industrial	969	—	—	969
Equipment finance	1,932	—	—	1,932
Total	$3,864	$—	$—	$3,864

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate loans
Commercial real estate – owner occupied	$505	$—	$—	$505
Commercial real estate – non-owner occupied	546	—	—	546
Commercial loans
Commercial and industrial	296	—	—	296
Equipment finance	346	—	—	346
Total	$1,693	$—	$—	$1,693
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
The stated carrying value and estimated fair value amounts of financial instruments as of September 30, 2025 and December 31, 2024 are summarized below:

	September 30, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$315,830	$315,830	$315,830	$—	$—
Certificates of deposit in other banks	20,833	20,833	—	20,833	—
Debt securities available for sale, at fair value	145,682	145,682	—	145,682	—
Loans held for sale, at fair value	7,907	7,907	7,907	—	—
Loans held for sale, at the lower of cost or fair value	189,047	191,712	—	—	191,712
Loans, net	3,600,533	3,535,777	—	—	3,535,777
Accrued interest receivable	17,077	17,077	214	579	16,284
Liabilities
Noninterest-bearing and NOW deposits	1,227,306	1,227,306	—	1,227,306	—
Money market accounts	1,343,008	1,343,008	—	1,343,008	—
Savings accounts	172,883	172,883	—	172,883	—
Certificates of deposit	955,030	954,221	—	954,221	—
Junior subordinated debt	10,195	9,929	—	9,929	—
Borrowings	230,000	230,050	—	230,050	—
Accrued interest payable	4,415	4,415	—	4,415	—

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
The Company had off-balance sheet financial commitments, which included approximately $1,200,277 and $996,042 of commitments to originate loans, undisbursed portions of construction loans, unused lines of credit and standby letters of credit at September 30, 2025 and December 31, 2024, respectively (see "Note 13 – Commitments and Contingencies"). Since these commitments are based on current rates, the carrying amount approximates the fair value.

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
•the impact of governmental actions or inactions, including a prolonged shutdown of the federal government;
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

Overview
For the quarter ended September 30, 2025 compared to the quarter ended June 30, 2025:
•net income was $16.5 million compared to $17.2 million;
•diluted EPS were $0.95 compared to $1.00;
•annualized ROA was 1.48% compared to 1.58%;
•annualized ROE was 11.10% compared to 11.97%;
•net interest margin was 4.31% compared to 4.32%;
•provision for credit losses was $2.0 million compared to $1.3 million;
•there was no gain on the sale of branches in the current quarter compared to $1.4 million in the prior quarter;
•quarterly cash dividends continued at $0.12 per share totaling $2.1 million for each period; and
•no shares of Company common stock were repurchased during the current quarter compared to 78,412 shares at an average price of $35.74 in the prior quarter.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:
•net income was $48.2 million compared to $40.6 million;
•diluted EPS were $2.79 compared to $2.37;
•annualized ROA was 1.46% compared to 1.22%;
•annualized ROE was 11.20% compared to 10.39%;
•net interest margin was 4.27% compared to 4.06%;
•provision for credit losses was $4.9 million compared to $8.4 million;
•gain on the sale of our two Knoxville, Tennessee branches was $1.4 million compared to $0;
•tax-free death benefit proceeds from life insurance were $0 compared to $1.1 million;
•cash dividends of $0.36 per share totaling $6.2 million compared to $0.33 per share totaling $5.6 million; and
•93,212 shares of Company common stock were repurchased during the nine months at an average price of $35.41 compared to 23,483 shares repurchased at an average price of $27.48 in the same period last year.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Interest and dividend income	$65,395	$63,641	$192,671	$195,418
Interest expense	20,006	19,412	60,146	69,119
Net interest income	45,389	44,229	132,525	126,299
Provision for credit losses	2,015	1,303	4,858	8,400
Net interest income after provision for credit losses	43,374	42,926	127,667	117,899
Noninterest income	8,751	10,157	26,935	25,206
Noninterest expense	31,266	31,255	93,482	91,488
Income before income taxes	20,859	21,828	61,120	51,617
Income tax expense	4,368	4,618	12,880	11,020
Net income	$16,491	$17,210	$48,240	$40,597

Net income per common share(1)
Basic	$0.96	$1.01	$2.81	$2.38
Diluted	0.95	1.00	2.79	2.37
Cash dividends declared per common share	0.12	0.12	0.36	0.33
Book value per share at end of period	34.01	33.12	34.01	30.83
Tangible book value per share at end of period(2)	31.83	30.92	31.83	28.57
Market price per share at end of period	40.94	37.41	40.94	34.08
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
Set forth below is a reconciliation to US GAAP of tangible book value and tangible book value per share:

(Dollars in thousands, except per share data)	September 30, 2025	June 30, 2025	September 30, 2024
Total stockholders' equity	$595,833	$579,274	$540,004
Less: goodwill, core deposit intangibles, net of taxes	38,160	38,477	39,626
Tangible book value	$557,673	$540,797	$500,378
Common shares outstanding	17,520,425	17,492,143	17,514,922
Book value per share	$34.01	$33.12	$30.83
Tangible book value per share	$31.83	$30.92	$28.57
Set forth below is a reconciliation to US GAAP of tangible equity to tangible assets:

(Dollars in thousands)	September 30, 2025	June 30, 2025	September 30, 2024
Tangible equity(1)	$557,673	$540,797	$500,378
Total assets	4,592,137	4,578,053	4,637,293
Less: goodwill, core deposit intangibles, net of taxes	38,160	38,477	39,626
Total tangible assets	$4,553,977	$4,539,576	$4,597,667

Tangible equity to tangible assets	12.25%	11.91%	10.88%
(1)Tangible equity (or tangible book value) is equal to total stockholders' equity less goodwill and core deposit intangibles, net of related deferred tax liabilities.

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and June 30, 2025
Net Income.  Net income totaled $16.5 million, or $0.95 per diluted share, for the three months ended September 30, 2025 compared to $17.2 million, or $1.00 per diluted share, for the three months ended June 30, 2025, a decrease of $719,000, or 4.2%. Results for the three months ended September 30, 2025 were positively impacted by a $1.2 million increase in net interest income, offset by a $712,000 increase in the provision for credit losses and a $1.4 million decrease in noninterest income due to a $1.4 million gain on the sale of two branch locations in the prior quarter, with no similar activity in the current quarter. Details of the changes in the various components of net income are further discussed below.
Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	September 30, 2025			June 30, 2025
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,876,200	$61,749	6.32%	$3,804,502	$60,440	6.37%
Debt securities available for sale	146,374	1,662	4.50	149,611	1,658	4.45
Other interest-earning assets(2)	152,130	1,984	5.17	149,175	1,543	4.15
Total interest-earning assets	4,174,704	65,395	6.21	4,103,288	63,641	6.22
Other assets	256,449			263,603
Total assets	$4,431,153			$4,366,891
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$544,229	$1,081	0.79%	$563,817	$1,251	0.89%
Money market accounts	1,330,856	9,276	2.77	1,329,973	9,004	2.72
Savings accounts	176,660	31	0.07	182,340	37	0.08
Certificate accounts	932,361	9,086	3.87	868,321	8,564	3.96
Total interest-bearing deposits	2,984,106	19,474	2.59	2,944,451	18,856	2.57
Junior subordinated debt	10,179	207	8.07	10,154	206	8.14
Borrowings	28,716	325	4.49	31,154	350	4.51
Total interest-bearing liabilities	3,023,001	20,006	2.63	2,985,759	19,412	2.61
Noninterest-bearing deposits	757,828			744,585
Other liabilities	60,692			59,973
Total liabilities	3,841,521			3,790,317
Stockholders' equity	589,632			576,574
Total liabilities and stockholders' equity	$4,431,153			$4,366,891
Net earning assets	$1,151,703			$1,117,529
Average interest-earning assets to average interest-bearing liabilities	138.10%			137.43%
Non-tax-equivalent
Net interest income		$45,389			$44,229
Interest rate spread			3.58%			3.61%
Net interest margin(3)			4.31%			4.32%
Tax-equivalent(4)
Net interest income		$45,829			$44,660
Interest rate spread			3.63%			3.65%
Net interest margin(3)			4.36%			4.37%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Tax-equivalent results include adjustments to interest income of $440 and $431 for the three months ended September 30, 2025 and June 30, 2025, respectively, calculated based on a combined federal and state tax rate of 24%.
Total interest and dividend income for the three months ended September 30, 2025 increased $1.8 million when compared to the three months ended June 30, 2025. Regarding the components of this income, loan interest income increased $1.3 million, or 2.2%, primarily due to an overall increase in the average loan balance and an additional day in the current quarter, and interest income on other interest-bearing assets increased $441,000, or 28.5%, mainly due to a $421,000, or 154.8%, increase in SBIC investment income where significant investment appreciation was recognized in the current quarter. Accretion income on acquired loans of $352,000 and $1.0 million was recognized during the same periods, respectively, and was included in interest income on loans.
Total interest expense for the three months ended September 30, 2025 increased $594,000, or 3.1%, compared to the three months ended June 30, 2025. The change was primarily the result of an increase in the average balance of certificate accounts.
The following table shows the effects that changes in average balances (volume), including the difference in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase / (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$1,810	$(501)	$1,309
Debt securities available for sale	(18)	22	4
Other interest-earning assets	52	389	441
Total interest-earning assets	1,844	(90)	1,754
Interest-bearing liabilities
Interest-bearing checking accounts	(32)	(138)	(170)
Money market accounts	107	165	272
Savings accounts	(1)	(5)	(6)
Certificate accounts	730	(208)	522
Junior subordinated debt	3	(2)	1
Borrowings	(24)	(1)	(25)
Total interest-bearing liabilities	783	(189)	594
Increase in net interest income			$1,160
Provision for Credit Losses.  The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the current expected credit losses model.
The following table presents a breakdown of the components of the provision for credit losses:

	Three Months Ended
(Dollars in thousands)	September 30, 2025	June 30, 2025	$ Change	% Change
Provision for credit losses
Loans	$1,755	$1,385	$370	27%
Off-balance-sheet credit exposure	260	(82)	342	417
Total provision for credit losses	$2,015	$1,303	$712	55%
For the quarter ended September 30, 2025, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $2.8 million during the quarter:
•$0.6 million benefit driven by changes in the loan mix.
•$0.2 million provision due to changes in the projected economic forecast, specifically the national unemployment rate, and changes in qualitative adjustments.
•$0.6 million decrease in specific reserves on individually evaluated loans.
For the quarter ended June 30, 2025, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $2.0 million during the quarter:
•$0.3 million benefit driven by changes in the loan mix.
•$1.6 million benefit due to changes in qualitative adjustments, partially offset by a slight worsening of the projected economic forecast, specifically the national unemployment rate. Of note, we released the $2.2 million qualitative allocation previously established for the potential impact of Hurricane Helene upon our loan portfolio which had been established in the quarter ended September 30, 2024. Any residual impact of the Hurricane was believed to have been reflected elsewhere within the ACL calculation.
•$1.3 million increase in specific reserves on individually evaluated loans.
For the quarters ended September 30, 2025 and June 30, 2025, the amounts recorded for off-balance-sheet credit exposure were the result of changes in the balance of loan commitments, loan mix, projected economic forecast and qualitative allocations as outlined above.

Noninterest Income.  Noninterest income for the three months ended September 30, 2025 decreased $1.4 million, or 13.8%, when compared to the quarter ended June 30, 2025. Changes in the components of noninterest income are discussed below:

	Three Months Ended
(Dollars in thousands)	September 30, 2025	June 30, 2025	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$2,527	$2,502	$25	1%
Loan income and fees	577	548	29	5
Gain on sale of loans held for sale	1,725	2,109	(384)	(18)
BOLI income	882	852	30	4
Operating lease income	1,777	1,876	(99)	(5)
Gain on sale of branches	—	1,448	(1,448)	(100)
Gain on sale of premises and equipment	—	28	(28)	(100)
Other	1,263	794	469	59
Total noninterest income	$8,751	$10,157	$(1,406)	(14)%
•Gain on sale of loans held for sale: The decrease was primarily driven by a reduction in the sales volume of HELOCs originated for sale, partially offset by increased sales volume of residential mortgage and SBA commercial loans. There were $45.3 million of HELOCs originated for sale which were sold during the current quarter with gains of $243,000 compared to $108.8 million sold with gains of $954,000 in the prior quarter. There were $33.3 million of residential mortgage loans sold for gains of $764,000 during the current quarter compared to $30.3 million sold with gains of $558,000 in the prior quarter. There were $9.8 million in sales of the guaranteed portion of SBA commercial loans with gains of $595,000 for the current quarter compared to $7.3 million sold and gains of $570,000 for the prior quarter. Our hedging of mandatory commitments on the residential mortgage loan pipeline resulted in a net gain of $123,000 for the current quarter compared to a net gain of $27,000 for the prior quarter.
•Gain on sale of branches: On May 23, 2025, we completed the previously announced sale of our two Knoxville, Tennessee branches, recognizing a gain of $1.4 million. The gain was primarily the result of a premium received on the deposits assumed by the purchasing institution, partially offset by expenses associated with the transaction. No similar activity occurred during the current quarter.
•Other: The increase was driven by $290,000 in additional investment services income quarter-over-quarter.
Noninterest Expense.  Noninterest expense for the three months ended September 30, 2025 remained stable, when compared to the three months ended June 30, 2025. Changes in the components of noninterest expense are discussed below:

	Three Months Ended
(Dollars in thousands)	September 30, 2025	June 30, 2025	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$18,508	$18,208	$300	2%
Occupancy expense, net	2,563	2,375	188	8
Computer services	2,562	2,488	74	3
Operating lease depreciation expense	1,770	1,789	(19)	(1)
Telephone, postage and supplies	539	561	(22)	(4)
Marketing and advertising	471	442	29	7
Deposit insurance premiums	468	473	(5)	(1)
Core deposit intangible amortization	410	411	(1)	—
Other	3,975	4,508	(533)	(12)
Total noninterest expense	$31,266	$31,255	$11	—%
•Other: The change was driven by a $96,000 decline in losses recognized on the sale of repossessed assets in addition to small decreases across several other expense categories.
Income Taxes.  The amount of income tax expense is influenced by the amount of pre-tax income, tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rates for the three months ended September 30, 2025 and June 30, 2025 were 20.9% and 21.2%, respectively.
Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and September 30, 2024
Net Income.  Net income totaled $48.2 million, or $2.79 per diluted share, for the nine months ended September 30, 2025 compared to $40.6 million, or $2.37 per diluted share, for the nine months ended September 30, 2024, an increase of $7.6 million, or 18.8%. The results for the nine months ended September 30, 2025 were positively impacted by a $6.2 million increase in net interest income, a decrease of $3.5 million in the provision for credit losses, and a $1.7 million increase in noninterest income, partially offset by a $2.0 million increase in noninterest expense. Details of the changes in the various components of net income are further discussed below.

Net Interest Income.  The following table presents the distribution of average assets, liabilities and equity, as well as interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended
	September 30, 2025			September 30, 2024
(Dollars in thousands)	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate	Average Balance Outstanding	Interest Earned / Paid	Yield / Rate
Assets
Interest-earning assets
Loans receivable(1)	$3,827,840	$180,802	6.32%	$3,883,040	$185,418	6.38%
Debt securities available for sale	149,525	5,107	4.57	133,779	4,424	4.42
Other interest-earning assets(2)	168,984	6,762	5.35	138,956	5,576	5.36
Total interest-earning assets	4,146,349	192,671	6.21	4,155,775	195,418	6.28
Other assets	262,029			276,516
Total assets	$4,408,378			$4,432,291
Liabilities and equity
Interest-bearing liabilities
Interest-bearing checking accounts	$560,348	$3,656	0.87%	$574,954	$4,149	0.96%
Money market accounts	1,335,414	27,457	2.75	1,305,217	29,813	3.05
Savings accounts	180,760	106	0.08	187,447	124	0.09
Certificate accounts	917,394	27,474	4.00	934,702	30,778	4.40
Total interest-bearing deposits	2,993,916	58,693	2.62	3,002,320	64,864	2.89
Junior subordinated debt	10,155	618	8.14	10,054	705	9.37
Borrowings	24,117	835	4.63	76,823	3,550	6.17
Total interest-bearing liabilities	3,028,188	60,146	2.66	3,089,197	69,119	2.99
Noninterest-bearing deposits	740,785			766,110
Other liabilities	63,791			55,217
Total liabilities	3,832,764			3,910,524
Stockholders' equity	575,614			521,767
Total liabilities and stockholders' equity	$4,408,378			$4,432,291
Net earning assets	$1,118,161			$1,066,578
Average interest-earning assets to average interest-bearing liabilities	136.93%			134.53%
Non-tax-equivalent
Net interest income		$132,525			$126,299
Interest rate spread			3.55%			3.29%
Net interest margin(3)			4.27%			4.06%
Tax-equivalent(4)
Net interest income		$133,814			$127,371
Interest rate spread			3.59%			3.33%
Net interest margin(3)			4.31%			4.09%
(1)Average loans receivable balances include loans held for sale and nonaccruing loans.
(2)Average other interest-earning assets consist of FRB stock, FHLB stock, SBIC investments and deposits in other banks.
(3)Net interest income divided by average interest-earning assets.
(4)Tax-equivalent results include adjustments to interest income of $1,289 and $1,072 for the nine months ended September 30, 2025 and September 30, 2024, respectively, calculated based on a combined federal and state tax rate of 24%.
Total interest and dividend income for the nine months ended September 30, 2025 decreased $2.7 million, or 1.4%, compared to the nine months ended September 30, 2024, which was driven by a $4.6 million, or 2.5%, decrease in interest income on loans, partially offset by an increase of $1.2 million, or 21.3%, in income from other interest-bearing assets and an increase of $683,000, or 15.4%, in income from debt securities available for sale. Accretion income on acquired loans of $1.7 million and $2.0 million was recognized during the same periods, respectively, and was included in interest income on loans. The overall decrease in average yield on interest-earning assets was mainly the result of both a reduction in interest rates and a decline in the average balance of the loan portfolio where we continue to be focused on prudent loan growth.
Total interest expense for the nine months ended September 30, 2025 decreased $9.0 million, or 13.0%, compared to the nine months ended September 30, 2024. The change was primarily the result of a decrease in the average balance of borrowings in addition to the cost of funds across all funding sources.

The following table shows the effects that changes in average balances (volume), including the difference in the number of days in the periods compared, and average interest rates (rate) had on the interest earned on interest-earning assets and interest paid on interest-bearing liabilities:

	Increase / (Decrease) Due to		Total Increase / (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets
Loans receivable	$(2,802)	$(1,814)	$(4,616)
Debt securities available for sale	516	167	683
Other interest-earning assets	1,199	(13)	1,186
Total interest-earning assets	(1,087)	(1,660)	(2,747)
Interest-bearing liabilities
Interest-bearing checking accounts	(109)	(384)	(493)
Money market accounts	664	(3,020)	(2,356)
Savings accounts	(5)	(13)	(18)
Certificate accounts	(595)	(2,709)	(3,304)
Junior subordinated debt	7	(94)	(87)
Borrowings	(2,436)	(279)	(2,715)
Total interest-bearing liabilities	(2,474)	(6,499)	(8,973)
Increase in net interest income			$6,226
Provision for Credit Losses.  The following table presents a breakdown of the components of the provision for credit losses:

	Nine Months Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Provision for credit losses
Loans	$3,940	$8,435	$(4,495)	(53)%
Off-balance-sheet credit exposure	918	(35)	953	2,723
Total provision for credit losses	$4,858	$8,400	$(3,542)	(42)%
For the nine months ended September 30, 2025, the "loans" portion of the provision for credit losses was the result of the following, offset by net charge-offs of $6.1 million during the period.
•$1.5 million benefit driven by changes in the loan mix.
•$1.5 million benefit due to changes in qualitative adjustments, partially offset by a slight worsening of the projected economic forecast, specifically the national unemployment rate. Of note, we released the $2.2 million qualitative allocation previously established for the potential impact of Hurricane Helene upon our loan portfolio which had been established in the quarter ended September 30, 2024. Any residual impact of the Hurricane is believed to have now been reflected elsewhere within the ACL calculation.
•$0.8 million increase in specific reserves on individually evaluated loans.
For the nine months ended September 30, 2024, the "loans" portion of the provision for credit losses was the result of net charge-offs of $8.9 million during the period, partially offset by a $0.4 million benefit due to changes in the loan mix.
For the nine months ended September 30, 2025 and September 30, 2024, the amounts recorded for off-balance-sheet credit exposure were the result of changes in the balance of loan commitments, loan mix and projected economic forecast as outlined above.

Noninterest Income.  Noninterest income for the nine months ended September 30, 2025 increased $1.7 million, or 6.9%, when compared to the same period last year. Changes in the components of noninterest income are discussed below:

	Nine Months Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Noninterest income
Service charges and fees on deposit accounts	$7,273	$6,839	$434	6%
Loan income and fees	1,846	2,009	(163)	(8)
Gain on sale of loans held for sale	5,742	5,185	557	11
BOLI income	2,576	3,470	(894)	(26)
Operating lease income	5,032	5,087	(55)	(1)
Gain on sale of branches	1,448	—	1,448	100
Gain (loss) on sale of premises and equipment	28	(9)	37	411
Other	2,990	2,625	365	14
Total noninterest income	$26,935	$25,206	$1,729	7%
•Gain on sale of loans held for sale: The increase was primarily driven by growth in the volume of HELOCs and residential mortgage loans sold during the period, partially offset by a reduction in the sale of the guaranteed portion of SBA commercial loans. During the nine months ended September 30, 2025, there were $243.5 million of HELOCs sold with gains of $2.3 million compared to $95.4 million sold with gains of $887,000 for the corresponding period in the prior year. There were $82.4 million of residential mortgage loans originated for sale which were sold with gains of $1.8 million compared to $58.3 million sold with gains of $1.1 million for the corresponding period in the prior year. There were $21.6 million of sales of the guaranteed portion of SBA commercial loans with gains of $1.5 million compared to $38.5 million sold and gains of $3.1 million for the corresponding period in the prior year. Our hedging of mandatory commitments on the residential mortgage loan pipeline resulted in a net gain of $163,000 for the nine months ended September 30, 2025 versus $15,000 for the nine months ended September 30, 2024.
•BOLI income: The decrease was due to $1.1 million in tax-free gains on death benefit proceeds in excess of the cash surrender value of the policies recognized in the prior period with no similar activity in the current period, partially offset by higher yielding policies as a result of restructuring the portfolio at the end of the calendar year ended December 31, 2023.
•Gain on sale of branches: As discussed earlier, during the current period we completed the previously announced sale of our two Knoxville, Tennessee branches, recognizing a gain of $1.4 million in the current period, with no similar activity occurring in the prior period.
•Other: The change was driven by $109,000 in additional investment services income period-over-period in addition to smaller increases across several other income categories.
Noninterest Expense.  Noninterest expense for the nine months ended September 30, 2025 increased $2.0 million, or 2.2%, when compared to the same period last year. Changes in the components of noninterest expense are discussed below:

	Nine Months Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Noninterest expense
Salaries and employee benefits	$54,415	$50,666	$3,749	7%
Occupancy expense, net	7,449	7,292	157	2
Computer services	7,855	9,396	(1,541)	(16)
Operating lease depreciation expense	5,427	5,667	(240)	(4)
Telephone, postage and supplies	1,646	1,712	(66)	(4)
Marketing and advertising	1,365	1,659	(294)	(18)
Deposit insurance premiums	1,452	1,674	(222)	(13)
Core deposit intangible amortization	1,336	1,896	(560)	(30)
Other	12,537	11,526	1,011	9
Total noninterest expense	$93,482	$91,488	$1,994	2%
•Salaries and employee benefits: The increase was primarily the result of increases in both pay and incentive compensation.
•Computer services: At the end of the prior calendar year, we finalized the multiyear renewal of our largest core processing contract. The decrease in expense period-over-period is a reflection of the improved vendor pricing negotiated through this effort.
•Marketing and advertising: The decrease was the result of a reduction in spending in the nine months ended September 30, 2025 when compared to the same period of the prior year, as we re-evaluated our marketing strategy for future periods.
•Deposit insurance premiums: The decrease period-over-period was the result of higher regulatory capital ratios.
•Core deposit intangible amortization: The intangible recorded associated with the Quantum merger is being amortized on an accelerated basis, so the rate of amortization slowed year-over-year.
•Other: The change period-over-period was driven by increases of $377,000 in community association banking deposit line of business referral fees, $331,000 in losses on the sale of repossessed equipment, and $233,000 in consulting fees.
Income Taxes. The amount of income tax expense is influenced by the amount of pre-tax income, tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits. The effective tax rate was 21.1% and 21.3% for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024
General.  Total assets decreased by $3.3 million to $4.6 billion and total liabilities decreased by $47.4 million to $4.0 billion, respectively, at September 30, 2025 as compared to December 31, 2024. These changes can be traced to the use of the proceeds from both loan sales and maturities of debt securities and certificates of deposit to partially offset a $81.0 million decline in deposits. The decrease in deposits was mainly the result of a $68.8 million reduction in brokered deposits and $34.3 million of deposits which were assumed by the purchaser of our two Knoxville, Tennessee branches. Borrowings increased by $42.0 million to provide additional liquidity.
Cash and Cash Equivalents.  Total cash and cash equivalents increased $36.6 million, or 13.1%, to $315.8 million at September 30, 2025 from $279.2 million at December 31, 2024.
Certificates of Deposit in Other Banks.  Total certificates of deposit in other banks decreased $7.7 million, or 27.0%, to $20.8 million at September 30, 2025 from $28.5 million at December 31, 2024.
Debt Securities Available for Sale.  Debt securities available for sale decreased $6.3 million, or 4.2%, to $145.7 million at September 30, 2025 from $152.0 million at December 31, 2024.
Loans Held for Sale. Loans held for sale decreased $9.2 million, or 4.5%, to $197.0 million at September 30, 2025 from $206.2 million at December 31, 2024. This was driven by an decrease of $25.9 million, or 14.5%, in HELOCs held for sale due to loan sales during the current quarter, partially offset by a $13.3 million, or 58.3%, increase in SBA loans held for sale.
Loans, Net of Deferred Loan Fees and Costs.  Total loans decreased $4.7 million, to $3.6 billion at September 30, 2025 as compared to the balance at December 31, 2024. The following table illustrates the changes within the portfolio:

	As of		Change		Percent of Total
	September 30, 2025	December 31, 2024			September 30, 2025	December 31, 2024
(Dollars in thousands)			$	%
Commercial real estate loans
Construction and land development	$268,953	$274,356	$(5,403)	(2)%	7%	8%
Commercial real estate – owner occupied	540,807	545,490	(4,683)	(1)	15	15
Commercial real estate – non-owner occupied	861,244	866,094	(4,850)	(1)	24	24
Multifamily	115,403	120,425	(5,022)	(4)	3	3
Total commercial real estate loans	1,786,407	1,806,365	(19,958)	(1)	49	50
Commercial loans
Commercial and industrial	399,155	316,159	82,996	26	11	9
Equipment finance	340,322	406,400	(66,078)	(16)	9	11
Municipal leases	164,967	165,984	(1,017)	(1)	5	5
Total commercial loans	904,444	888,543	15,901	2	25	25
Residential real estate loans
Construction and land development	51,110	53,683	(2,573)	(5)	1	1
One-to-four family	636,857	630,391	6,466	1	18	17
HELOCs	216,122	195,288	20,834	11	6	5
Total residential real estate loans	904,089	879,362	24,727	3	25	23
Consumer loans	48,679	74,029	(25,350)	(34)	1	2
Total loans, net of deferred loan fees and costs	$3,643,619	$3,648,299	$(4,680)	—%	100%	100%
Asset Quality. Nonperforming assets, made up of nonaccrual loans and repossessed assets, increased by $2.6 million, or 8.6%, to $33.1 million, or 0.72% of total assets, at September 30, 2025 compared to $30.5 million, or 0.67% of total assets, at June 30, 2025. SBA loans made up the largest portion of nonperforming assets at $11.9 million and $9.4 million, respectively, at these same dates of which $6.6 million and $4.8 million, respectively, was fully guaranteed. Of the remaining nonperforming assets, HELOCs totaled $5.9 million and $3.3 million, respectively, and equipment finance loans (concentrated in the transportation sector) made up $5.5 million and $5.9 million, respectively, both at these same dates. The ratio of nonperforming loans to total loans was 0.89% at September 30, 2025 compared to 0.81% at June 30, 2025.
Nonperforming assets increased by $4.4 million, or 15.2%, to $33.1 million, or 0.72% of total assets, at September 30, 2025 compared to $28.8 million, or 0.63% of total assets, at December 31, 2024. The ratio of nonperforming loans to total loans was 0.89% at September 30, 2025 compared to 0.76% at December 31, 2024.
Classified assets increased by $7.8 million, or 15.9%, to $56.6 million, or 1.23% of total assets, as of September 30, 2025 when compared to the balance of $48.8 million, or 1.07% of total assets, at June 30, 2025. Similarly, classified assets increased by $7.9 million, or 16.1%, to $56.6 million, or 1.23% of total assets, as of September 30, 2025 when compared to the balance of $48.8 million, or 1.06% of total assets, at December 31, 2024. SBA loans made up the largest portion of classified assets at $20.0 million and $17.1 million, respectively, as of September 30, 2025 and June 30, 2025 of which $12.7 million and $9.9 million, respectively, was fully guaranteed. The remaining population of classified assets at September 30, 2025 included $8.8 million of equipment finance loans (concentrated in the transportation sector), $7.7 million of non-owner occupied CRE loans, $7.5 million of HELOCs, and $6.7 million of 1-4 family residential real estate loans.
Lastly, in an effort to assist customers in their post-Hurricane Helene recovery and clean-up efforts, at the end of the prior calendar year we granted payment deferrals of up to six months to provide short-term relief to impacted customers. The outstanding balance of these deferrals declined from $136.0 million at December 31, 2024 to $318,000 at September 30, 2025. To date, $27,000 in charge-offs have been recognized which were directly related to Hurricane Helene.

Allowance for Credit Losses on Loans. The ACL on loans was $43.1 million, or 1.18% of total loans, at September 30, 2025 compared to $45.3 million, or 1.24% of total loans, at December 31, 2024. The drivers of this change are discussed in the "Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and September 30, 2024 – Provision for Credit Losses" section above.
Net loan charge-offs totaled $6.1 million for the nine months ended September 30, 2025 compared to $8.9 million for the same period last year. Annualized net charge-offs as a percentage of average loans were 0.21% for the nine months ended September 30, 2025 as compared to 0.31% for the nine months ended September 30, 2024.
Premises and Equipment.  Premises and equipment decreased by $7.4 million, or 10.5%, to $63.0 million at September 30, 2025 from $70.5 million at December 31, 2024. The majority of the change can be traced to the completion of the sale of our two Knoxville, Tennessee branches, which included the sale of $6.3 million of premises and equipment.
Deposits.  The following table summarizes the composition of our deposit portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Core deposits
Noninterest-bearing accounts	$689,352	$680,926	$8,426	1%
NOW accounts	537,954	575,238	(37,284)	(6)
Money market accounts	1,343,008	1,341,995	1,013	—
Savings accounts	172,883	181,317	(8,434)	(5)
Total core deposits	2,743,197	2,779,476	(36,279)	(1)
Certificates of deposit	955,030	999,727	(44,697)	(4)
Total	$3,698,227	$3,779,203	$(80,976)	(2)%
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. All qualifying one-to-four family loans, HELOCs, commercial real estate loans, multifamily loans and FHLB of Atlanta stock are pledged as collateral to secure outstanding FHLB advances while commercial construction, indirect auto, and equipment and municipal leases are pledged as collateral to secure outstanding FRB advances. At September 30, 2025, the Company had the ability to borrow $363.8 million through additional FHLB advances and $18.7 million through the unused portion of a line of credit with the FRB. At this same date, the Company maintained revolving lines of credit with three unaffiliated banks which totaled $165.0 million, all of which was unused.
We also classify our securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our securities portfolio is of high quality, of short duration, and the securities would therefore be readily marketable. In addition, we have historically sold fixed-rate mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity. From time to time we also utilize brokered time deposits to supplement our other sources of funds. Brokered time deposits are obtained by utilizing an outside broker that is paid a fee. This funding requires advance notification to structure the type of deposit desired by us. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. We also utilize brokered deposits to help manage interest rate risk by extending the term to repricing of our liabilities, enhance our liquidity and fund asset growth. Brokered deposits are typically from outside our primary market areas, and our brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors. At September 30, 2025, brokered deposits totaled $318.3 million, or 8.6% of total deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and debt securities, including MBS. On a stand-alone level we are a separate legal entity from the Bank and must provide for our own liquidity and pay our own operating expenses. Our primary source of funds consists of dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2025, we (on an unconsolidated basis) had liquid assets of $13.1 million.
At the Bank level, we use our sources of funds primarily to meet our ongoing commitments, pay maturing deposits and fund withdrawals and to fund loan commitments. At September 30, 2025, the total approved loan commitments and unused lines of credit outstanding amounted to $287.1 million and $858.8 million, respectively, as compared to $230.5 million and $712.3 million as of December 31, 2024. Certificates of deposit scheduled to mature in one year or less at September 30, 2025 totaled $930.5 million. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this strategy, we believe that a majority of maturing deposits will be retained.
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
At September 30, 2025, HomeTrust Bancshares, Inc. and the Bank each exceeded all regulatory capital requirements. Consistent with the Company's goals to operate a sound and profitable organization, its policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the Federal Reserve. The Bank was categorized as "well-capitalized" at September 30, 2025 under applicable regulatory requirements.
HomeTrust Bancshares, Inc. and the Bank's actual and required minimum capital amounts and ratios are as follows:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
HomeTrust Bancshares, Inc.
September 30, 2025
CET1 Capital (to risk-weighted assets)	$555,996	13.57%	$184,430	4.50%	$266,399	6.50%
Tier I Capital (to total adjusted assets)	566,191	12.89	175,683	4.00	219,604	5.00
Tier I Capital (to risk-weighted assets)	566,191	13.81	245,907	6.00	327,876	8.00
Total Risk-based Capital (to risk-weighted assets)	613,342	14.97	327,876	8.00	409,845	10.00

December 31, 2024
CET1 Capital (to risk-weighted assets)	$515,455	12.71%	$182,537	4.50%	$263,664	6.50%
Tier I Capital (to total adjusted assets)	525,575	11.88	176,978	4.00	221,222	5.00
Tier I Capital (to risk-weighted assets)	525,575	12.96	243,382	6.00	324,509	8.00
Total Risk-based Capital (to risk-weighted assets)	570,119	14.06	324,509	8.00	405,637	10.00

HomeTrust Bank
September 30, 2025
CET1 Capital (to risk-weighted assets)	$545,977	13.32%	$184,430	4.50%	$266,399	6.50%
Tier I Capital (to total adjusted assets)	545,977	12.44	175,577	4.00	219,472	5.00
Tier I Capital (to risk-weighted assets)	545,977	13.32	245,907	6.00	327,876	8.00
Total Risk-based Capital (to risk-weighted assets)	593,128	14.47	327,876	8.00	409,845	10.00

December 31, 2024
CET1 Capital (to risk-weighted assets)	$516,762	12.74%	$182,528	4.50%	$263,652	6.50%
Tier I Capital (to total adjusted assets)	516,762	11.68	176,943	4.00	221,179	5.00
Tier I Capital (to risk-weighted assets)	516,762	12.74	243,371	6.00	324,494	8.00
Total Risk-based Capital (to risk-weighted assets)	561,306	13.84	324,494	8.00	405,618	10.00
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
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, both HomeTrust Bancshares, Inc. and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital of more than 2.50% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of September 30, 2025, the Company's and Bank's risk-based capital exceeded the required capital contribution buffer.
Dividends paid by HomeTrust Bank are limited, without prior regulatory approval, to current year earnings and earnings less dividends paid during the preceding two years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has not been any material change in the market risk disclosures contained in our 2024 Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2025, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2025, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(b) Not applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2025:

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plans	Maximum # of Shares that May Yet Be Purchased Under Publicly Announced Plans
July 1 - July 31, 2025	—	$—	—	149,944
August 1 - August 31, 2025	—	—	—	149,944
September 1 - September 30, 2025	—	—	—	149,944
Total	—	$—	—	149,944
Over the years as a public company, the Company's Board of Directors has, from time to time, authorized the repurchase of its common stock. The most recent time this was done, on February 28, 2022, 806,000 shares of common stock were authorized for repurchase representing approximately 5% of the Company's outstanding shares at the time of the announcement. As of September 30, 2025, 656,056 of these shares had been purchased at an average price of $29.76 per share, 93,212 of which were repurchased during the nine months ended September 30, 2025. The shares may be purchased in the open market or in privately negotiated transactions, from time to time depending upon market conditions and other factors.
Item 3. Defaults Upon Senior Securities
Nothing to report.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Plans: During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

HOMETRUST BANCSHARES, INC.

Date: November 6, 2025	By:	/s/ C. Hunter Westbrook
C. Hunter Westbrook
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 6, 2025	By:	/s/ Tony J. VunCannon
Tony J. VunCannon
Executive Vice President, CFO, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)